Form 10-K
period 1993-12-31
COMERICA INC /NEW/
filed 1994-03-30
CIK 28412

Form 10-K --  Comerica Incorporated and Subsidiaries

Securities and Exchange Commission
Washington, DC 20549

Form 10-k

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required). For the fiscal year ended December 31, 1993.

Commission file number 1-10706

Comerica Incorporated
500 Woodward Avenue,
Detroit, Michigan 48226
313-222-4000

Incorporated in the State of Delaware, IRS Employer Identification No.
38-1998421.

Securities registered pursuant to Section 12(b) of the Act:

- -      Common Stock, $5 par value

- -      Rights to acquire Series C
       Preferred Stock, no par value

These securities are registered on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:

- -      10 1/8 percent Subordinated
       Debentures due in 1998

The registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, but will be contained in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-k or any amendment to this Form 10-k.

At February 25, 1994, the registrant's common stock, $5 par value, held by nonaffiliates had an aggregate market value of $2,839,967,862 based on the closing price on the New York Stock Exchange on that date of $27.125 per share and 104,699,276 shares of common stock held by nonaffiliates. For purposes of this Form 10-k only, it has been assumed that all common shares held by the Trust Department of Comerica affiliated banks and by the registrant's directors and executive officers are held by affiliates.

At February 25, 1994, the registrant had outstanding 114,282,395 shares of its common stock, $5 par value.

Documents Incorporated by Reference:

1. Parts I and II:
Items 1-8--Annual Report to Shareholders for the year ended December 31, 1993.
Item 9--Proxy Statement for the Annual Meeting of shareholders to be held May 20, 1994.

2. Part III:
Items 10-13--Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1994.

PART I

ITEM 1. BUSINESS

GENERAL

Comerica Incorporated ("Comerica" or the "Corporation") is a registered bank holding company incorporated under the laws of the State of Delaware, headquartered in Detroit, Michigan, and was formed in 1973 to acquire the outstanding common stock of Comerica Bank (formerly Comerica Bank-Detroit), a Michigan banking corporation ("Comerica Bank"). As of December 31, 1993, Comerica owned directly or indirectly all the outstanding common stock (except for directors' qualifying shares, where applicable) of eight banking and forty-two non-banking subsidiaries. At December 31, 1993, Comerica had total assets of approximately $30.3 billion, total deposits of approximately $20.9 billion, total loans (net of unearned income) of approximately $19.1 billion, and shareholders' equity of approximately $2.2 billion. At December 31, 1993, Comerica was the second largest bank holding company headquartered in Michigan in terms of both total assets and total deposits.

BUSINESS STRATEGY

Comerica's business strategy focuses on five core businesses in four geographic markets. Those businesses are corporate banking, consumer banking, private banking, institutional trust and investment management, and international finance and trade services. Corporate banking incorporates highly specialized units servicing a full range of company sizes with both credit and non-credit products. Consumer banking provides deposit, credit and fee-based products to individuals needing financial services but whose income or wealth do not make them prospects for private banking services. Private banking is oriented to servicing the financial needs of the affluent market as defined by individual net income or wealth. Institutional trust and investment management activities involve providing companies, municipalities and other entities a wide spectrum of investment management products and trust products such as master trust, master custody, and corporate trust services, as well as administering and serving as trustee for employee benefit plans. International finance and trade services offer importers and exporters trade financing, letters of credit, foreign exchange and international customhouse brokerage and freight forwarding products. The core businesses are tailored to each of Comerica's four primary geographic markets: the Midwest (currently Michigan and Illinois), Texas, California and Florida. The Midwest is the only market in which all five core businesses are currently pursued. In California and Texas the primary focus is on corporate banking and private banking activities. In Florida the primary focus is on private banking.

ACQUISITIONS

On July 17, 1992, Comerica entered into a Stock Purchase Agreement with Hibernia Corporation, a Louisiana corporation and a registered bank holding company, for the purchase of all of the issued and outstanding capital stock of Hibernia National Bank in Texas, a national banking association ("Hibernia Bank"). The transaction was closed on December 31, 1992, with Comerica paying a purchase price of approximately $56 million in cash. The acquisition was accounted for as a purchase. As of March 31, 1993, Hibernia Bank had total assets of approximately $787 million. In May 1993, Hibernia Bank was merged into Comerica Bank-Texas, a Texas chartered bank and a wholly owned subsidiary of Comerica.

On September 24, 1992, Comerica entered into an Agreement and Plan of Merger with Sugar Creek National Bank ("Sugar Creek") for the acquisition by Comerica of Sugar Creek in exchange for Comerica common stock having a market value of approximately $28 million. Sugar Creek was a national banking association with offices in the Houston, Texas metropolitan area. The transaction was closed on February 25, 1993 and was accounted for using the pooling-of-interests method. At September 30, 1993, Sugar Creek had total assets of approximately $205 million. Sugar Creek merged into Comerica Bank-Texas in November 1993.

On November 4, 1992, Comerica entered into Agreements and Plans of Reorganization and Merger with Nasher Financial Corporation, a Delaware corporation ("Nasher"), and NorthPark National Corporation, a Delaware corporation and a registered bank holding company ("NNC"), for the acquisition by Comerica of those two companies in exchange for Comerica common stock having a market value of approximately $79 million. Nasher's sole asset was approximately 29 percent of the outstanding common stock of NNC. NNC owned NorthPark National Bank of Dallas, a national banking association with one office in the Dallas, Texas area. The transaction was closed on May 28, 1993 and was accounted for using the pooling-of-interests method. At June 30, 1993, NNC had consolidated assets of approximately $696 million. In August 1993, NorthPark National Bank of Dallas was merged into Comerica Bank-Texas.

On September 8, 1993, Comerica, Pacific Western Bancshares, Inc., a Delaware Corporation and bank holding company ("PAC WEST"), Pacific Western Bank, a California state

Form 10-K Comerica Incorporated and Subsidiaries

chartered bank and wholly owned subsidiary of PAC WEST ("PWB"), and Comerica California Incorporated, a California corporation, bank holding company and wholly owned subsidiary of the Corporation ("COM CAL"), entered into an Agreement and Plan of Reorganization and Merger providing for, among other things, the merger of COM CAL into PAC WEST (the "Merger") with PAC WEST being the surviving corporation under the charter and bylaws of COM CAL and the name "Comerica California Incorporated." Subsequent to the Merger, PWB may, at the Corporation's election, be merged into a subsidiary of Comerica. PAC WEST shareholders will receive approximately 4,585,000 shares of Comerica common stock. The transaction is subject to regulatory approval and is expected to be completed in the spring of 1994. As of December 31, 1993, PAC WEST had total assets of approximately $1 billion.

SUPERVISION AND REGULATION

Banks, bank holding companies and financial institutions are highly regulated at both the state and federal level. As a bank holding company, Comerica is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "Act"). Under the Act, the Corporation is prohibited, with certain exceptions, from acquiring or retaining direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging in activities other than those of banking or of managing or controlling banks, other than subsidiary companies and activities which the Federal Reserve Board determines to be so closely related to the business of banking as to be a proper incident thereto.

Comerica Bank is chartered by the State of Michigan and is supervised and regulated by the Financial Institutions Bureau of the State of Michigan. Comerica Bank-Texas is chartered by the State of Texas and is supervised and regulated by the Texas Department of Banking.

Comerica Bank-Midwest, N.A. is chartered under federal law and subject to supervision and regulation by the Office of the Comptroller of the Currency. Comerica Bank-California is chartered and regulated by the State of California. Comerica Bank & Trust, FSB is chartered under federal law and subject to supervision and regulation by the Office of Thrift Supervision. Comerica Bank-Illinois is chartered by the State of Illinois and is regulated by the State of Illinois Commissioner of Banks and Trust Companies.

Comerica Bank, Comerica Bank-Illinois and Comerica Bank-Midwest, N.A. are members of the Federal Reserve System. State member banks are also regulated by the Federal Reserve Bank and state non-member banks are also regulated by the Federal Deposit Insurance Corporation. The deposits of all the banks are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation to the extent provided by law.

Comerica is a legal entity separate and distinct from its banking and other subsidiaries. Most of Comerica's revenues result from dividends paid to it by its bank subsidiaries. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks to Comerica as well as by Comerica to its shareholders.

Dividends

Each state bank subsidiary that is a member of the Federal Reserve System and each national banking association is required by federal law to obtain the prior approval of the Federal Reserve Board or the Office of the Comptroller of the Currency, as the case may be, for the declaration and payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

Under the foregoing dividend restrictions, at January 1, 1994 Comerica's subsidiary banks, without obtaining governmental approvals, could declare aggregate dividends of approximately $273 million from retained net profits of the preceding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 1994 through the date of declaration. Dividends paid to Comerica by its subsidiary banks amounted to $311 million in 1993 and $60 million in 1992.

FIRREA

Recent banking legislation, including the Financial Institutions Reform and Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), has broadened the regulatory powers of the federal bank regulatory agencies. Under FIRREA, a depository institution insured by the Federal Deposit Insurance Corporation (the "FDIC") can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

FDICIA

In December 1991, FDICIA was enacted, substantially revising the bank regulatory and funding provisions of the Federal Deposit Insurance Act and making revisions to several other federal banking statutes.

Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

Regulations establishing the specific capital tiers have been issued in final form. Under these regulations, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent, and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent, and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under these regulations, the banking subsidiaries of Comerica would be considered to be well capitalized as of December 31, 1993.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Loans to an undercapitalized institution from its Federal Reserve Bank are generally restricted.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

Under FDICIA, the FDIC is permitted to provide financial assistance to an insured bank before appointment of a conservator or receiver only if (i) such assistance would be the least costly method of meeting the FDIC's insurance obligations, (ii) grounds for appointment of a conservator or a receiver exist or are likely to exist, (iii) it is unlikely that the bank can meet all capital standards without assistance and (iv) the bank's management has been competent, has complied with applicable laws, regulations, rules and supervisory directives and has not engaged in any insider dealing, speculative practice or other abusive activity.

FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and other standards as they deem appropriate. Because most of such standards have not yet been established, management is unable to assess their overall impact. However, it appears that the cost of compliance will increase.

FDICIA also contains a variety of other provisions that may affect the operations of depository institutions including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. As of December 31, 1993, Comerica Bank is well capitalized under regulations relating to the brokered deposit prohibition and may accept brokered deposits without restrictions.

FDIC Insurance Assessments

Comerica's subsidiary banks are subject to FDIC deposit insurance assessments. On September 15, 1992, the FDIC approved the implementation of a transitional risk-based deposit premium assessment system under which each depository institution is placed in one of the nine assessment categories based on certain capital and supervisory measures. The assessment rates under the transitional system range from .23 percent to .31 percent depending upon the assessment category into which the insured institution is placed. The transitional assessment system became effective January 1, 1993.

On June 17, 1993, the FDIC adopted a permanent risk-based assessment system for assessment periods beginning on and after January 1, 1994. The system retains the transitional system without substantial modification. It is possible that BIF assessments will be further increased and it is possible that there may be special additional assessments in the future. A significant increase in the assessment rate or a special additional assessment could have an adverse impact on Comerica's results of operations.

COMPETITION

Banking is a highly competitive business. The Michigan banking subsidiary of the Corporation competes primarily with Detroit and outstate Michigan banks for loans, deposits and trust accounts. Through its offices in Arizona, California, Colorado, Florida, Indiana, Illinois, Ohio and Texas, Comerica competes with other financial institutions for various types of loans. Through its Florida subsidiary, Comerica competes with many companies, including financial institutions, for trust business.

At year-end 1993, Comerica Incorporated was the second largest bank holding company located in Michigan in terms of total assets and deposits. Based on legislation passed during 1985 that allows Michigan-based banks to acquire or be acquired by banks in states with similar laws in effect, the Corporation believes that the level of competition in Michigan will increase in the future. Comerica's banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies and credit unions.

EMPLOYEES

As of December 31, 1993, Comerica and its subsidiaries had 11,424 full-time and 1,763 part-time employees.

Item 2. Properties

The executive offices of the Corporation are located in the Comerica Tower at Detroit Center in Detroit, Michigan. Comerica and its subsidiaries occupies 15 floors of the building, which it leases through Comerica Bank from an unaffiliated third party. This lease extends through January 2007.

As of December 31, 1993, Comerica Bank operated 360 offices within the State of Michigan, of which 260 were owned and 100 were leased. Seven other banking affiliates operate 107 offices in California, Florida, Illinois and Texas. The affiliates own 34 of their offices and lease 73 offices. One banking affiliate also operates from leased space in Toledo, Ohio.

In addition, the Corporation owns an operations and check processing center in Livonia, Michigan and a ten-story building in the central business district of Detroit that houses certain departments of the Corporation and Comerica Bank.

In 1983, Comerica entered into a sale/leaseback agreement with an unaffiliated party covering an operations center which was built in Auburn Hills, Michigan, and now is occupied by various departments of the Corporation and Comerica Bank.

Item 5. Market for Corporation's Common Equity and Related Stockholder Matters

The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At January 31, 1994, there were approximately 14,420 holders of the Corporation's common stock.

Quarterly cash dividends were declared during 1993 and 1992 totaling $1.07 and $.96 per common share per year, respectively.

The following table sets forth, for the periods indicated, the high and low sale prices per share of the Corporation's common stock as reported on the NYSE Composite Transactions Tape for all quarters of 1993 and 1992. All of the prices are adjusted for the January 4, 1993 two-for-one stock split.

                                  Dividend    Dividend*
Quarter     High        Low      Per Share       Yield
1993
Fourth   $29.000    $25.125           $.28         4.1%
Third     31.500     26.875            .28         3.8
Second    35.250     27.625            .26         3.3
First     33.375     28.750            .26         3.3

1992
Fourth    32.750     29.250            .26         3.3
Third     31.125     27.688            .24         3.2
Second    31.875     26.500            .24         3.2
First     30.250     26.250            .24         3.3

* Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.

FORM 10-K CROSS REFERENCE INDEX.  Comerica Incorporated and Subsidiaries

Certain information required to be included in Form 10-k is also included in the 1993 Annual Report to Shareholders or in the 1994 Proxy Statement used in connection with the 1994 annual meeting of shareholders to be held on May 20, 1994. The following cross-reference index shows the page location in the 1993 Annual Report or the section of the 1994 Proxy Statement of only that information which is to be incorporated by reference into Form 10-k. All other sections of the 1993 Annual Report or the 1994 Proxy Statement are not required in Form 10-k and should not be considered a part thereof.

                                                                                   1994                             1993
                                                                                   Proxy                            Annual
                                                                                   Statement                        Report
                                                                                   Section
               -----------------------------------------------------------------------------------------         ---------
                Part I

Item 1.         Business......................................................................................      64
Item 2.         Properties....................................................................................      66
Item 3.         Legal Proceedings.............................................................................      54
Item 4.         Submission of Matters to a Vote of Security Holders--no matters were voted upon by security holders in the fourth quarter of 1993

                Part II

Item 5.         Market for Registrant's Common Equity and Related Security Holder Matters.....................      66
Item 6.         Selected Financial Data.......................................................................      21
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.........      20
Item 8.         Financial Statements and Supplementary Data:
                Comerica Incorporated and Subsidiaries
                  Consolidated Balance Sheets.................................................................      38
                  Consolidated Statements of Income...........................................................      39
                  Consolidated Statements of Changes in Shareholders' Equity..................................      40
                  Consolidated Statements of Cash Flows.......................................................      41
                Notes to Consolidated Financial Statements....................................................      42
                Report of Independent Auditors................................................................      60

                Statistical Disclosure by Bank Holding Companies:
                  Analysis of Net Interest Income--FTE........................................................      23
                  Rate-Volume Analysis--FTE...................................................................      27
                  Analysis of Investment Securities Portfolio--FTE............................................      31
                  Analysis of Investment Securities and Loans.................................................      29
                  Allocation of The Allowance for Loan Losses.................................................      33
                  Loan Maturities and Interest Rate Sensitivity...............................................      29
                  Summary of Nonperforming Assets and Past Due Loans..........................................      33
                  Cross-border Outstandings...................................................................      28
                  Analysis of The Allowance for Loan Losses...................................................      25
                  Maturity Distribution of Domestic Certificates of Deposit of $100,000 and Over..............      31
                  Historical Review-Statistical Data..........................................................      63
Item 9.           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure ..........................    Change in Independent
                                                                                         Accountants

                Part III

Item 10.        Directors and Executive Officers of the Registrant...................    Election of Directors;
                                                                                         Executive Officers
                                                                                         of the Corporation

Item 11.        Executive Compensation...............................................    Compensation of
                                                                                         Executive Officers

Item 12.        Security Ownership of Certain Beneficial Owners and Management.......    Security Ownership of
                                                                                         Certain Beneficial Owners
                                                                                         and Management

Item 13.        Certain Relationships and Related Transactions.......................    Transactions of Directors,
                                                                                         Executive Officers and
                                                                                         Certain Beneficial Owners;
                                                                                         Election of Directors

FORM 10-K CROSS REFERENCE INDEX - Comerica Incorporated and Subsidiaries

PART IV                                                                           1993
Exhibits, Financial Statement Schedules, and Reports on Form 8-k                   Annual
                                                                                   Report
Item 14.        (a)      The following documents are filed as a part of this report:

                         1.      Financial Statements: The financial statements are filed as part of this report and are listed under Item 8 in the Form 10-k Cross-reference Index on page 67.

                         2.      All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-k, or the schedules are inapplicable and therefore have been omitted.

                                 Exhibits:

                Exhibit          Document*
                Number

                3.1              Restated Certificate of Incorporation of Comerica Incorporated, as amended
                3.2              Amended and restated bylaws of Comerica Incorporated
                4.               Rights Agreement between Comerica Incorporated and Comerica Bank**
                10.1             Comerica Incorporated Long-term Incentive Plan***
                10.2             Summary of Comerica Incorporated Annual Incentive Compensation Plan***
                10.3             Comerica Incorporated Plan for Deferring the Payment of Directors Fees***
                10.4             Comerica Incorporated Nonqualified Retirement Income Guaranty Plan****
                10.5             Comerica Incorporated's Directors Retirement Plan*****
                10.6             Manufacturers National Corporation's 1987 and 1989 Stock Option Plans
                                 for Key Employees*****
                10.7             Manufacturers National Corporation's Executive Incentive Plan*****
                10.8             Manufacturers National Corporation's Key Employee Retention Plan*****
                10.9             Form of Management Continuation Agreement between registrant and listed officers, October 1987***
                10.10            Form of Director Indemnification Agreement between Comerica Incorporated and its directors, dated April 1987******
                10.11            Employment Continuation Agreement with Eugene A. Miller*****
                10.12            Employment Continuation Agreement with Gerald V. MacDonald*****
                10.13            Comerica Incorporated Deferred Compensation Plan
                11.              Statement regarding Computation of Per Share Earnings                                       49
                13.              The required portions of the registrant's 1993 Annual Report to Shareholders
                21.              Subsidiaries of the Corporation
                23.1             Consent of Ernst & Young
                23.2             Consent of KPMG Peat Marwick
                23.3             Opinion of KPMG Peat Marwick

       (b)      No reports on Form 8-k were filed by the Corporation during the last quarter of 1993.

       Signatures                                                                                                            69

* This copy of the 1993 Annual Report and Form 10-k does not include any exhibits. Copies of the listed exhibits will be furnished to shareholders upon request. Requests should be directed to Comerica Incorporated, Corporate Secretary, Comerica Tower at Detroit Center, Detroit, Michigan 48226-3391.

** Incorporated by reference from Registrant's Annual Report on Form 10-k for the year ended December 31, 1987--Commission File Number 0-7269.

*** Incorporated by reference from Registrant's Annual Report on Form 10-k for the year ended December 31, 1991--Commission File Number 0-7269.

**** Incorporated by reference from Registrant's Form 8-A Registration Statement dated January 26, 1988--Commission File Number 0-7269.

***** Incorporated by reference from Registrant's Annual Report on Form 10-k for the year ended December 31, 1992--Commission File Number 0-7269.

****** Incorporated by reference from Registrant's Annual Report on Form 10-k for the year ended December 31, 1989--Commission File Number 0-7269.

FORM 10-K - Comerica Incorporated and Subsidiaries
SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Detroit, State of Michigan on the 18th day of March, 1994.

COMERICA INCORPORATED



Eugene A. Miller

Chairman and Chief Executive Officer





Paul H. Martzowka
Executive Vice President and Chief Financial Officer





Arthur W. Hermann
Senior Vice President and Controller
(Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 18, 1994.

By Directors

E. Paul Casey

James F. Cordes

J. Philip DiNapoli

Max M. Fisher

John D. Lewis

Patricia Shontz Longe, Ph.D.

Wayne B. Lyon

Gerald V. MacDonald

Donald R. Mandich

Eugene A. Miller

Michael T. Monahan

Alfred A. Piergallini

Dean E. Richardson

Thomas F. Russell

Alan E. Schwartz

Howard F. Sims