Form 10-Q
period 1994-03-31
COMERICA INC /NEW/
filed 1994-05-13
CIK 28412

                                              FORM 10-Q

                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1994

                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number                1-10706

                                         Comerica Incorporated
            (Exact name of registrant as specified in its charter)

            Delaware                              38-1998421
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)


                                  Comerica Tower at Detroit Center
                                          Detroit, Michigan
                                                48226
                              (Address of principal executive offices)
                                             (Zip Code)

                                           (313) 222-3300
                        (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes    X      No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         $5 par value common stock:
             outstanding as of April 30, 1994:  118,561,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
COMERICA INCORPORATED AND SUBSIDIARIES
(In thousands, except share data)
                                                       March 31,               Dec. 31,           March 31,
                                                            1994                   1993                1993
                                                     -----------           ------------         -----------
ASSETS
Cash and due from banks                              $ 1,586,946           $ 1,600,695          $ 1,861,001
Interest-bearing deposits with banks                     791,607             1,026,473              846,386
Federal funds sold and securities
  purchased under agreements to
  resell                                                 121,041             1,091,789               33,682
Trading account securities                                 5,768                 3,600                2,859
Mortgages held for sale                                  194,817               330,667              171,870
Investment securities available
  for sale                                             3,113,396             2,322,101                    -
Investment securities held to
  maturity (estimated fair value
  of $5,310,525 at 3/31/94,
  $4,030,492 at 12/31/93 and
  $5,631,042 at 3/31/93)                               5,365,748             3,977,450            5,474,806
                                                     -----------           -----------          -----------
     Total investment securities                       8,479,144             6,299,551            5,474,806
Commercial loans                                       9,450,856             9,086,757            8,256,345
International loans                                    1,294,825             1,135,585              758,919
Real estate construction loans                           399,478               437,481              432,120
Commercial mortgage loans                              2,953,978             2,699,861            2,646,150
Residential mortgage loans                             2,161,824             1,856,822            2,037,865
Consumer loans                                         3,655,422             3,674,256            3,729,968
Lease financing                                          204,187               209,185              196,213
                                                     -----------           -----------          -----------
     Total loans                                      20,120,570            19,099,947           18,057,580
Less allowance for loan losses                          (319,586)             (298,685)            (310,464)
                                                     -----------           -----------          -----------
     Net loans                                        19,800,984            18,801,262           17,747,116
Premises and equipment                                   414,461               399,123              371,693
Customers' liability on acceptances
  outstanding                                             35,329                38,212               36,350
Accrued income and other assets                          739,144               703,501              597,111
                                                     -----------           -----------          -----------
     TOTAL ASSETS                                    $32,169,241           $30,294,873          $27,142,874
                                                     ===========           ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits (noninterest-
  bearing)                                           $ 5,278,470           $ 4,939,234          $ 4,336,159
Interest-bearing deposits                             15,056,736            14,642,834           15,285,562
Deposits in foreign offices                            1,285,236             1,367,811            1,243,089
                                                     -----------           -----------          -----------
     Total deposits                                   21,620,442            20,949,879           20,864,810
Federal funds purchased and securities
  sold under agreements to repurchase                  1,847,457               450,092            2,052,557
Other borrowed funds                                   4,152,101             4,950,507              926,703
Acceptances outstanding                                   35,329                38,212               36,350
Accrued expenses and other
  liabilities                                            310,566               263,969              246,717
Long-term debt                                         1,885,478             1,460,556              903,068
                                                     -----------           -----------          -----------
     Total liabilities                                29,851,373            28,113,215           25,030,205
Common stock - $5 par value:
  Authorized - 250,000,000 shares
  Issued-119,294,531 shares at 3/31/94,
    119,294,531 shares at 12/31/93, and
    119,969,288 shares at 3/31/93                        596,473               596,473              599,846
Capital surplus                                          524,523               524,186              539,543
Unrealized gains/(losses) on investment
  securities available for sale                            8,748                27,473                    -
Retained earnings                                      1,209,647             1,155,280              998,987
Less cost of common stock in
  treasury-787,521 shares at 3/31/94,
  4,423,603 shares at 12/31/93 and
  876,902 shares at 3/31/93                              (21,523)             (121,754)             (25,707)
                                                     -----------           -----------          -----------
     Total shareholders' equity                        2,317,868             2,181,658            2,112,669
                                                     -----------           -----------          -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                          $32,169,241           $30,294,873          $27,142,874
                                                     ===========           ===========          ===========
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
COMERICA INCORPORATED AND SUBSIDIARIES

(In thousands, except per share data)

                                                    Three Months Ended
                                                         March 31
                                                   --------------------
                                                       1994        1993
                                                   --------    --------
INTEREST INCOME
Interest and fees on loans                         $342,112    $340,644
Interest on investment securities:
  Taxable                                            91,191      82,175
  Exempt from federal income tax                      8,665      11,606
                                                   --------    --------
       Total interest on investment
         securities                                  99,856      93,781

Trading account interest                               (136)        283
Interest on federal funds sold and
  securities purchased under agreements
  to resell                                           2,468       1,194
Interest on time deposits with
  banks                                               7,365       7,822
Interest on mortgages held for sale                   3,730       3,423
                                                   --------    --------
       Total interest income                        455,395     447,147

INTEREST EXPENSE
Interest on deposits                                118,699     140,172
Interest on short-term borrowings:
  Federal funds purchased and securities
     sold under agreements to repurchase             18,405       9,212
  Other borrowed funds                               20,195       9,384
Interest on long-term debt                           22,291      13,016
Net interest rate swap income                       (14,486)     (6,539)
                                                   --------    --------
       Total interest expense                       165,104     165,245
                                                   --------    --------
       Net interest income                          290,291     281,902
Provision for loan losses                            15,000      22,000
                                                   --------    --------
       Net interest income after
         provision for loan losses                  275,291     259,902

NONINTEREST INCOME
Income from fiduciary activities                     32,005      29,790
Service charges on deposit accounts                  29,174      30,493
Customhouse broker fees                               9,725       9,140
Revolving credit fees                                 7,931       7,902
Securities gains                                        424         634
Other noninterest income                             32,686      31,719
                                                   --------    --------
       Total noninterest income                     111,945     109,678

NONINTEREST EXPENSES
Salaries and employee benefits                      131,704     134,715
Net occupancy expense                                24,578      24,359
Equipment expense                                    16,197      14,486
FDIC insurance expense                               10,709      11,972
Other noninterest expenses                           68,518      66,903
                                                   --------    --------
       Total noninterest expenses                   251,706     252,435
                                                   --------    --------
Income before income taxes                          135,530     117,145
Provision for income taxes                           44,667      34,020
                                                   --------    --------
NET INCOME                                         $ 90,863    $ 83,125
                                                   ========    ========

Net income applicable to common stock              $ 90,863    $ 83,083
                                                   ========    ========

NET INCOME PER SHARE:
  Primary                                              $.79        $.69
  Fully diluted                                        $.79        $.69
Primary average shares                              115,464     120,014

Cash dividends declared                             $31,931     $29,677
Dividends per share                                    $.28       $.255

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries

                 Redeemable                       Unrealized                          Total
                 Preferred  Common     Capital    Gains/      Retained     Treasury   Shareholders'
(in thousands)   Stock      Stock      Surplus    (Losses)    Earnings     Stock      Equity
                 ---------  ---------  ---------  ----------  -----------  --------   ------------
BALANCES AT
 JANUARY 1, 1993 $ 37,605   $ 291,725  $ 516,290  $        -  $ 1,205,788  $  (4,917) $ 2,046,491
Pooling-of-
 interests
 adjustments            -      17,494     21,807           -       33,290    (23,945)      48,646
                 --------   ---------  ---------  ----------  -----------  ---------- -----------
BALANCES AT
 JANUARY 1, 1993,
 AS RESTATED       37,605     309,219    538,097           -    1,239,078    (28,862)   2,095,137
Net income for
 1993                   -           -          -           -       83,125          -       83,125
Cash dividends
 declared:
  Preferred stock       -           -          -           -          (42)         -          (42)
  Common stock          -           -          -           -      (29,677)         -      (29,677)
Issuance of common
 stock under
 employee stock
 plans and for
 conversion of
 debentures             -       3,048      1,276           -       (1,744)     3,155        5,735
Stock split             -     287,579          -           -     (287,579)         -            -

Amortization of
 deferred
 compensation           -           -        170           -            -          -          170
Redemption of
 preferred
 stock            (37,605)          -          -           -       (4,174)         -      (41,779)
                 --------   ---------  ---------  ----------  -----------  ---------- -----------
BALANCES AT
 MARCH 31, 1993  $      -   $ 599,846  $ 539,543  $        -  $   998,987  $ (25,707) $ 2,112,669
                 --------   ---------  ---------  ----------  -----------  ---------- -----------

BALANCES AT
 JANUARY 1,
 1994            $      -   $ 596,473  $ 524,186  $   27,473  $ 1,155,280  $(121,754) $ 2,181,658
Net income for
 1994                   -           -          -           -       90,863          -       90,863
Cash dividends
 declared on
 common stock           -           -          -           -      (31,931)         -      (31,931)
Purchase of
 981,700 shares
 of common stock        -           -          -           -            -    (26,330)     (26,330)
Issuance of common
 stock:
  Employee stock
   plans                -           -        178           -         (707)     1,340          811
  Acquisition of
   Pacific Western      -           -          -           -       (3,858)   125,221      121,363
Amortization of
 deferred
 compensation           -           -        159           -            -          -          159
Change in
 unrealized gains/
 (losses) on
 investment
 securities
 available for
 sale                   -           -          -     (18,725)           -          -      (18,725)
                 --------   ---------  ---------  ----------  -----------  ---------  -----------

BALANCES AT
 MARCH 31, 1994  $      -   $ 596,473  $ 524,523  $    8,748  $ 1,209,647  $ (21,523) $ 2,317,868
                 ========   =========  =========  ==========  ===========  ========== ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries
(in thousands)

                                                                        Three Months Ended
                                                                             March 31
                                                                    -------------------------------
                                                                            1994                       1993
OPERATING ACTIVITIES:                                               ------------               ------------
   Net income                                                       $     90,863               $     83,125
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                                          15,000                     22,000
       Depreciation                                                       14,215                     13,377
       Net (increase) decrease in trading account
         securities                                                       (2,168)                   106,520
       Net decrease in mortgages held for sale                           135,850                     62,842
       Net increase in accrued income receivable                         (13,827)                    (4,654)
       Net increase in accrued expenses                                   62,138                     49,043
       Net amortization of intangibles                                     6,557                      8,462
       Other, net                                                          5,066                     57,868
                                                                    ------------               ------------
          Total adjustments                                              222,831                    315,458
                                                                    ------------               ------------
           Net cash provided by operating
             activities                                                  313,694                    398,583
INVESTING ACTIVITIES:
       Net decrease in interest-bearing deposits
         with banks                                                      234,866                    475,129
       Net decrease in federal funds sold and
         securities purchased under agreements
         to resell                                                       970,748                     52,950
       Proceeds from maturity of investment
         securities available for sale                                   131,797                          -
       Purchases of investment securities
         available for sale                                           (1,002,000)                         -
       Proceeds from maturity of investment
         securities held to maturity                                     655,278                    635,506
       Purchase of investment securities
         held to maturity                                             (1,800,860)                  (928,587)
       Net (increase) decrease in loans
         (other than purchased loans)                                   (236,522)                   148,660
       Purchase of loans                                                (206,723)                    (7,988)
       Fixed assets, net                                                 (16,168)                   (10,779)
       Net (increase) decrease in customers'
         liability on acceptances outstanding                              2,883                    (10,686)
       Net cash provided by acquisition                                   79,076                          -
                                                                    ------------               ------------
           Net cash provided by (used in)
             investing activities                                     (1,187,625)                   354,205
FINANCING ACTIVITIES:
       Net decrease in deposits                                         (102,749)                  (334,708)
       Net increase (decrease) in
         short-term borrowings                                           598,428                   (242,449)
       Net increase (decrease) in acceptances
         outstanding                                                      (2,883)                    10,686
       Proceeds from issuance of long-term debt                          500,000                    175,000
       Repayments and purchases of long-term
         debt                                                            (75,078)                   (13,125)
       Proceeds from issuance of common stock
         and other capital transactions                                      970                      5,905
       Purchase of common stock for treasury                             (26,330)                         -
       Redemption of preferred stock                                           -                    (41,779)
       Dividends paid                                                    (32,176)                   (31,059)
                                                                    ------------               ------------
           Net cash provided by (used in)
             financing activities                                        860,182                   (471,529)
                                                                    ------------               ------------
Net increase in cash and due from banks                                  (13,749)                   281,259
Cash and due from banks at beginning of year                           1,600,695                  1,579,742
                                                                    ------------               ------------
Cash and due from banks at end of period                            $  1,586,946               $  1,861,001
                                                                    ============               ============
Interest paid                                                       $    159,842               $    159,021
                                                                    ============               ============
Income taxes paid                                                   $         75               $         40
                                                                    ============               ============
Noncash investing and financing activities:
       Loan transfers to other real estate                          $      1,629               $      4,135
                                                                    ============               ============

       Conversion of debentures to equity                           $          -               $        623
                                                                    ============               ============

       Treasury stock issued for acquisition                        $    121,363               $          -
                                                                    ============               ============


Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation
         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Comerica Incorporated and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1993.

Note 2 - Investment Securities
         At March 31, 1994 investment securities having a carrying value of $5,277,443,000 were pledged where permitted or required by law to secure liabilities and public and other deposits including deposits of the State of Michigan of $29,176,000.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 3 - Allowance for Loan Losses
         The following analyzes the changes in the allowance for loan losses included in the consolidated balance sheets:
                                              1994              1993
                                         ---------         ---------
Balance at January 1                     $ 298,685         $ 308,007
Allowance acquired                          16,517                 -
Loans charged off                          (18,203)          (27,402)
Recoveries on loans previously
  charged off                                7,587             7,859
                                         ---------         ---------
  Net loans charged off                    (10,616)          (19,543)
Provision for loan losses                   15,000            22,000
                                         ---------         ---------
Balance at March 31                      $ 319,586         $ 310,464
                                         =========         =========


Note 4 - Long-term Debt

         Long-term debt consisted of the following at March 31, 1994 and December 31, 1993:

                                                    March 31, 1994             Dec. 31, 1993
                                                    --------------           -----------------
9.75% equity subordinated notes
  due 1999                                            $   74,534                 $   74,511
10.125% subordinated debentures due
  1998                                                    74,661                     74,641
                                                      ----------                 ----------
         Total Parent Company                            149,195                    149,152

7.25% subordinated notes due 2002                        148,659                    148,619
Medium-term fixed rate notes bearing
  interest at rates ranging from 3.28%
  to 5.95% and maturing on dates ranging
  from 1994 through 1997                               1,329,183                    904,285
6.875% subordinated notes due 2008                        98,932                     98,913
7.125% subordinated notes due 2013                       147,807                    147,779
FDIC subordinated note due 1994
  to 1995                                                  8,978                      8,941
Notes payable bearing interest at
  rates ranging from 6.29% to 13%
  and maturing on dates ranging
  from 1994 through 1996                                   2,724                      2,867
                                                      ----------                 ----------
         Total Subsidiaries                            1,736,283                  1,311,404
                                                      ----------                 ----------
Total Comerica Incorporated                           $1,885,478                 $1,460,556
                                                      ==========                 ==========

Note 5 - Income Taxes

         The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the financial statements after deducting non-taxable items, principally interest income on state and municipal securities.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Derivatives
         Derivative financial instruments are contracts whose value is derived from the value of underlying interest rate, foreign exchange, or equity instruments (or related indices). The notional, or contractual, amounts of these instruments express the extent of involvement the Corporation has in each particular instrument. The Corporation utilizes derivatives, primarily interest rate swaps, to manage interest rate and currency risk exposures related to specified groups of assets and liabilities, as well as to accommodate the needs of its customers. The Corporation's use of derivatives takes place predominantly in the interest rate market, and involves the use of forwards, futures, swaps, caps, floors, and options.
         The notional amounts of the Corporation's off-balance sheet derivative instrument portfolio is shown below:
                                                  March 31,     December 31,
         (in millions)                              1994            1993
                                                  ---------     ------------
         Interest rate contracts
           Swaps                                  $ 4,160       $ 3,634
           Futures and forwards                        40            65
           Options written                            282           283
           Options purchased                          156            56
                                                  -------       -------
                Total interest rate
                  contracts                         4,638         4,038

         Foreign exchange rate contracts
           Swaps                                       18             -
           Spot, forwards, and futures                633           356
                                                  -------       -------
                Total exchange rate
                  contracts                           651           356

         Total derivatives contracts              $ 5,289       $ 4,394
                                                  =======       =======
         The notional amounts used to express the extent of the Corporation's involvement in derivatives are not indicative of the potential for gain or loss on such positions. Likewise, notional amounts do not represent the credit or market risks of the positions held, estimated as the cost required to replace the transaction. The Corporation evaluates the creditworthiness of all off-balance sheet counterparties adhering to the same standards used in other credit transactions. At March 31, 1994, and December 31, 1993, replacement costs of outstanding off-balance sheet derivatives approximated $176 million and $114 million, respectively.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives (Continued)
         Unrealized gains and losses on interest rate derivative products at March 31, 1994 and December 31, 1993 are summarized as follows:

                                             March 31,          December 31,
      (in thousands)                           1994                 1993
                                             ---------          ------------
         Unrealized gains                    $ 24,019             $ 65,371
         Unrealized losses                    (97,838)             (20,838)
                                             --------             --------
                Net unrealized
                  gain (loss)                $(73,819)            $ 44,533
                                             ========             ========

         Summary information with respect to the Corporation's off-balance sheet interest rate derivative activity follows:


                                             Three Months
                                                Ended        Year Ended
                                               March 31,     December 31,
         (in millions)                           1994            1993
                                             -----------    ------------
         Notional balance at
           beginning of period                  $ 4,038        $ 2,728
         Additions                                1,650          2,402
         Maturities/Amortizations                (1,050)        (1,092)
         Terminations                                 -              -
                                                -------        -------
         Notional balance at end
           of period                            $ 4,638        $ 4,038
                                                =======        =======

         Interest rate swap agreements involve the exchange of fixed and floating rate interest payments based on an underlying notional amount, and constitute a major portion of the Corporation's derivative portfolio. The Corporation utilizes swaps as an end-user to manage risk; therefore, net interest income is recognized as it accrues. At March 31, 1994, interest rate swaps generated $15 million of net interest income, compared to $7 million for the same period in 1993, and $32 million for all of 1993.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives (Continued)
         The table below summarizes the expected maturities and weighted average interest rates to be paid and received on the Corporation's interest rate swap portfolio as of March 31, 1994.
         Remaining Maturity of Interest Rate Swaps:


                               Notional        Average            Average
         (in millions)          Amount         Pay Rate         Receive Rate
                               --------        --------         ------------
         1994                   $1,429           3.86%              4.83%
         1995                   $1,200           3.93%              4.56%
         1996                     $451           4.01%              5.44%
         1997                     $447           3.47%              5.70%
         1998                     $175           3.45%              5.21%
         1999-2013                $458           3.63%              6.66%

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

         Comerica Incorporated reported net income of $91 million for the three months ended March 31, 1994, an increase of 9 percent compared to $83 million reported for the same period in 1993. On a per share basis, net income was $0.79 for the first quarter of 1994, compared to $0.69 for the first quarter of 1993. Return on average common shareholders' equity was 16.68 percent, and return on average assets was 1.22 percent for the first three months of 1994, versus 16.10 percent and 1.26 percent, respectively, for the same period in 1993.

Acquisitions
         On March 30, 1994 the Corporation completed the acquisition of the $1 billion Pacific Western Bancshares in San Jose, California for $121 million of common stock (4,567,974 shares), in a transaction accounted for as a purchase.
         On April 4, 1994 the Corporation entered into an Agreement and Plan of Merger with the $331 million Lockwood Banc Group Inc. in Houston, Texas for the acquisition of Lockwood by Comerica for approximately $44 million in cash. Consummation of the acquisition, subject to regulatory and shareholder approval, is expected in the fourth quarter of 1994, and is anticipated to be accounted for as a purchase.

Net Interest Income
         Net interest income for the first quarter of 1994, on a fully taxable equivalent (FTE) basis, increased by $7 million, or 2 percent, versus the comparable period a year earlier. Net interest income growth was principally attributable to an increase in average earning assets, and partially offset by a lower net interest margin compared to the first quarter of 1993. Total average earning assets increased by 13 percent, led by increases in the investment securities and loan portfolios. Within average earning assets, however, the relative mix shifted away from loans and short-term assets towards a greater concentration of securities, which were added to reduce the Corporation's asset sensitivity. The net interest margin fell 44 basis points, from 4.77 to 4.33, as the change in the mix of earning assets towards lower-yielding securities coupled with the repricing of assets in a declining rate environment to reduce the rate spread.
         Components of the change in net interest income (FTE) due to variations in interest rates and changes in volume are shown in Table I, the Rate-Volume Analysis.

Provision for Loan Losses
         The provision for loan losses was $15 million in the first quarter of 1994 versus $22 million in the first quarter of 1993. The provision is predicated upon maintaining an adequate allowance for loan losses, which is further discussed under the section entitled "Financial Condition". Continued improvement in overall credit quality, as evidenced by fewer net charge-offs, led the Corporation to reduce the provision from the first quarter of 1993.

Noninterest Income
         Noninterest income for the three months ended March 31, 1994 rose $2 million to $112 million, a 2 percent increase over the same period in 1994.
         Income from fiduciary activities increased $2 million, or 7 percent, over the first quarter of 1993. The increase was concentrated in Personal Trust fees, which benefited from a revised fee structure, as well as market appreciation of managed assets.
         Service charges on deposit accounts decreased by $1 million, or 4 percent, in response to higher earnings credit allowances used in the calculation of fees on commercial accounts as compared to the first quarter of 1993.
         Other noninterest income increased $1 million, or 3 percent over the first three months of 1993, benefiting from a $3 million gain on the sale of mortgage servicing rights in the first quarter of 1994, and a $2 million decrease in the amortization of purchased mortgage servicing rights (PMSRs) over the same period in 1993, reflecting lower levels of mortgage prepayments.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)

                                                      Three Months Ended
                                 -------------------------------------------------------------
                                         March 31, 1994                  March 31, 1993
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
- - ----------------------------------------------------------------------------------------------
Loans                            $19,108     $  344      7.27%   $17,788     $  343      7.78%
Investment securities              7,112        104      5.90      5,274        100      7.55
Other earning assets               1,377         14      3.94      1,329         12      3.87
- - ----------------------------------------------------------------------------------------------
   Total earning assets           27,597        462      6.75     24,391        455      7.52

Interest-bearing deposits         16,196        119      2.97     16,630        140      3.42
Short-term borrowings              4,968         24      1.98      2,652         12      1.86
Long-term debt                     1,688         22      5.28        831         13      6.27
- - ----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $22,852        165      2.92    $20,113        165      3.33
                                             -----------------               -----------------

Net interest income/
  Rate spread (FTE)                          $  297      3.83                $  290      4.19
                                             ======                          ======

FTE adjustment                               $    6                          $    8
                                             ======                          ======
Impact of net noninterest-bearing
  sources of funds                                       0.50                            0.58
- - ----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.33%                           4.77%
==============================================================================================



                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                        $  (16)     $ 17    $     1
Investment securities                           (19)       24          5
Other earning assets                             (1)        2          1
                                             ------------------------------
   Total earning assets                         (36)       43          7

Interest-bearing deposits                       (16)       (5)       (21)
Short-term borrowings                            (6)       18         12
Long-term debt                                   (2)       11          9
                                             ------------------------------
   Total interest-bearing sources               (24)       24          -
                                             ------------------------------

Net interest income/Rate spread (FTE)        $  (12)     $ 19    $     7
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.

/TABLE

Noninterest Expenses
         Noninterest expenses totaled $252 million for the first quarter of 1994, a $1 million decrease from the same period in 1993.
         First quarter salaries and employee benefits expenses fell $3 million, or 2 percent, in 1994 over 1993 due to staff reductions related to the merger, and decreased levels of temporary staff and contract labor used to complete merger-related systems conversions.
         Equipment expense for the quarter increased $2 million, or 12 percent, due to increased depreciation related to computer and system upgrades in 1993, and expenses associated with equipment maintenance.
         Other noninterest expense rose $2 million, or 2 percent, in the first quarter of 1994, reflecting the Corporation's ability to control growth to less than normal inflationary increases.

Provision for Income Taxes
         The provision for income taxes increased $11 million in the first three months of 1994 versus the comparable period in 1993. The Corporation revised its estimated annual tax rate in the third quarter of 1993 to reflect an increase in the federal statutory tax rate from 34% to 35%, affecting comparability between periods.
         The provision for income taxes differs from taxes calculated at the statutory rate, principally from tax-exempt income on state and municipal securities.

Financial Condition
         Total assets at March 31, 1994 increased $1.9 billion to $32.2 billion, a 6 percent increase since December 31, 1993.
         Earning assets increased by 7 percent, or $1.9 billion, led by increases in both the investment securities and loan portfolios, which were partially offset by declines in federal funds sold.
         Investment securities rose $2.2 billion since year-end 1993, largely related to increased purchases of mortgage-backed Government Agency securities, which offer superior credit quality, and relatively attractive yields.

         The $1.0 billion increase in the loan portfolio was concentrated in commercial and residential mortgage loans, which increased $364 million and $305 million, respectively, since year-end 1993, due principally to the Pacific Western acquisition, and the purchase of two residential mortgage loan portfolios during the quarter.
         Liabilities increased by $1.7 billion, or 6 percent, since December 31, 1993.
         For the first quarter of 1994, total deposits increased by $671 million, due to the Pacific Western acquisition.
         Short-term borrowings increased by $596 million since December 31, 1993. Within short-term borrowings, federal funds purchased increased by $1.4 billion, while other borrowed funds fell $798 million, due primarily to large decreases in treasury, tax and loan borrowings from the U.S. Government.
         The Corporation's long-term debt increased $425 million since year-end 1993, due primarily to the issuance of $500 million of medium-term notes. This increase was partially offset by the maturation of $75 million of medium-term notes. An analysis of long-term debt is contained in the notes to the consolidated financial statements.

Allowance for Loan Losses
         The allowance for loan losses at March 31, 1994 was $320 million, an increase of $21 million since December 31, 1993. As a percent of total loans, the allowance was 1.59 percent at March 31, 1994, compared to 1.56 percent at December 31, 1993. Net charge-offs were $11 million for the first quarter of 1994, and $20 million for the comparable 1993 period. An analysis of the allowance for loan losses is contained in the notes to the consolidated financial statements.
         Management determines the adequacy of the allowance for loan losses by applying projected loss ratios to the risk-ratings of loans both individually, and by category. The projected loss ratios incorporated a variety of factors such as recent loss experience, current economic conditions, trends in past due and nonaccrual amounts, risk characteristics of the various categories and concentrations of loans, and other factors.

         Nonperforming assets have increased since December 31, 1993, and were categorized as follows:
(in thousands)                          March 31, 1994       December 31, 1993
                                        --------------       -----------------
Nonaccrual loans
  Commercial loans                         $  83,078               $  71,268
  International loans                            215                     215
  Real estate construction
    loans                                     17,459                  18,748
  Commercial and residential
    real estate loans                         90,376                  63,688
                                           ---------               ---------
       Total                                 191,128                 153,919
Reduced-rate loans                             2,189                   5,057
                                           ---------               ---------
       Total nonperforming
         loans                               193,317                 158,976
Other real estate                             57,296                  50,174
                                           ---------               ---------
       Total nonperforming
         assets                            $ 250,613               $ 209,150
                                           =========               =========

Loans past due 90 days                     $  46,827               $  45,880
                                           =========               =========

         Excluding the Pacific Western acquisition, nonperforming assets would have declined by $10 million since year-end 1993. Nonperforming assets as a percentage of total loans and other real estate at March 31, 1994 and December 31, 1993 were 1.24 percent and 1.09 percent, respectively.

Capital
         Shareholder's equity increased $136 million from December 31, 1993 to March 31, 1994, principally through the retention of earnings, and the issuance of $121 million of treasury stock in connection with the Pacific Western acquisition. The increase was partially offset by $26 million of stock repurchases (981,700 shares), related to the Pacific Western acquisition and for reissuance under employee stock plans, and a
$19 million decrease in unrealized gains on investment securities available for sale.
         Capital ratios continue to comfortably exceed regulatory minimums and were as follows:
                                                March 31,       December 31,
                                                  1994              1993
                                              -------------     ------------
Minimum leverage ratio
  (3.00 - minimum)                                7.11%              7.04%
Tier 1 risk-based capital
  (4.0 - minimum)                                 8.26               8.21
Total risk-based capital
  (8.0 - minimum)                                11.59              11.58

         At March 31, 1994, the capital ratios of all of the Corporation's banking subsidiaries exceeded the minimum ratios required of a "well capitalized" institution as defined in the final rule under FDICIA.

Other Matters
         As disclosed in Part I, Item 3 of Form 10-K for the year ended December 31, 1993, the State of Michigan filed on July 24, 1990 a lawsuit against Manufacturers Bank, N.A. (which was merged with and into Comerica Bank in September, 1992) seeking to impose strict, joint, and several liabilities upon Manufacturers Bank pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act, and the Michigan Water Resources Commission Act. Plaintiff alleged that Manufacturers Bank was an operator of certain facilities which have environmental problems and that Manufacturers Bank had indicia of ownership under CERCLA. The facilities involved were actually owned and operated by Auto Specialties Manufacturing Company ("AUSCO"), now in bankruptcy.
         Plaintiff seeks cleanup costs and damages and has expressed the opinion that the claim will be well in excess of $30,000,000. On January 12, 1993, the United States District Court for the Western District of Michigan granted Manufacturers Bank its motion for summary judgment. The Attorney General has appealed the Court's order for summary judgement. Comerica's management believes that this action will not have a materially adverse effect on Comerica's consolidated financial position, although it may, depending upon the amount of ultimate liability, if any, and the consolidated results of operations in the year of final resolution, have a materially adverse effect on the consolidated results of operation in that year.

PART II

ITEM 6.  Exhibits


(a)  Exhibits

     11.  Statements re:  computation of earnings per share


(b)  Reports on Form 8-K

     None

                                                 SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COMERICA, INCORPORATED
                                       --------------------------------------
                                       (Registrant)




                                       /s/Paul H. Martzowka
                                       --------------------------------------
                                       Paul H. Martzowka
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)




                                       /s/Arthur W. Hermann
                                       --------------------------------------
                                       Arthur W. Hermann
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)




Date:  May 11, 1994