Form 10-Q
period 1994-06-30
COMERICA INC /NEW/
filed 1994-08-12
CIK 28412

                                              FORM 10-Q

                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1994

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

         $5 par value common stock:
             outstanding as of July 31, 1994:  118,440,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries
(In thousands, except share data)
                                                          June 30,             Dec. 31,            June 30,
                                                              1994                 1993                1993
                                                       -----------         ------------         -----------
ASSETS
Cash and due from banks                                $ 1,427,621         $ 1,600,695          $ 1,438,991
Interest-bearing deposits with banks                       524,672           1,026,473              727,687
Federal funds sold and securities
  purchased under agreements to
  resell                                                    28,499           1,091,789              642,472
Trading account securities                                   9,304               3,600               10,829
Mortgages held for sale                                    119,887             330,667              234,062

Investment securities available
  for sale                                               3,152,697           2,322,101                    -
Investment securities held to
  maturity (estimated fair value
  of $4,978,699 at 6/30/94,
  $4,030,492 at 12/31/93 and
  $5,260,045 at 6/30/93)                                 5,154,598           3,977,450            5,105,152
                                                       -----------         -----------          -----------
     Total investment securities                         8,307,295           6,299,551            5,105,152
Commercial loans                                         9,665,836           9,086,757            8,757,235
International loans                                      1,071,794           1,135,585              864,338
Real estate construction loans                             397,618             437,481              421,068
Commercial mortgage loans                                2,964,814           2,699,861            2,631,798
Residential mortgage loans                               2,223,598           1,856,822            1,954,293
Consumer loans                                           3,725,602           3,674,256            3,667,650
Lease financing                                            223,617             209,185              198,400
                                                       -----------         -----------          -----------
     Total loans                                        20,272,879          19,099,947           18,494,782
Less allowance for loan losses                            (321,853)           (298,685)            (308,114)
                                                       -----------         -----------          -----------
     Net loans                                          19,951,026          18,801,262           18,186,668
Premises and equipment                                     421,189             399,123              382,220
Customers' liability on acceptances
  outstanding                                               39,576              38,212               52,612
Accrued income and other assets                            779,961             703,501              623,310
                                                       -----------         -----------          -----------
     TOTAL ASSETS                                      $31,609,030         $30,294,873          $27,404,003
                                                       ===========         ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits (noninterest-
  bearing)                                             $ 5,017,947         $ 4,939,234          $ 4,522,975
Interest-bearing deposits                               14,768,451          14,642,834           15,003,855
Deposits in foreign offices                                857,205           1,367,811            1,204,285
                                                       -----------         -----------          -----------
     Total deposits                                     20,643,603          20,949,879           20,731,115
Federal funds purchased and
  securities sold under
  agreements to repurchase                                 626,718             450,092              412,959
Other borrowed funds                                     5,023,808           4,950,507            2,725,908
Acceptances outstanding                                     39,576              38,212               52,612
Accrued expenses and other
  liabilities                                              223,681             263,969              220,776
Long-term debt                                           2,705,300           1,460,556            1,103,274
                                                       -----------         -----------          -----------
     Total liabilities                                  29,262,686          28,113,215           25,246,644
Common stock - $5 par value:
  Authorized - 250,000,000 shares
  Issued-119,294,531 shares at
    6/30/94, 119,294,531 shares
    at 12/31/93, and 119,946,342
    shares at 6/30/94                                      596,473             596,473              599,732
Capital surplus                                            524,121             524,186              540,293
Unrealized gains/(losses) on investment
  securities available for sale                            (20,483)             27,473                    -
Retained earnings                                        1,269,989           1,155,280            1,050,616
Less cost of common stock in
  treasury-857,398 shares at 6/30/94,
  4,423,603 shars at 12/31/93 and
  1,124,664 shares at 6/30/93                              (23,756)           (121,754)             (33,282)
                                                       -----------         -----------          -----------
     Total shareholders' equity                          2,346,344           2,181,658            2,157,359
                                                       -----------         -----------          -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                            $31,609,030         $30,294,873          $27,404,003
                                                       ===========         ===========          ===========
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
                                            Three Months Ended       Six Months Ended
                                                  June 30                 June 30
                                           --------------------     ----------------------
(In thousands, except per share data)          1994        1993         1994          1993
                                           --------    --------     --------      --------
INTEREST INCOME
Interest and fees on loans                 $380,382    $348,033     $720,561      $688,677
Interest on investment securities:
  Taxable                                   116,496      77,140      209,620       159,315
  Exempt from federal income tax              7,422      10,324       16,087        21,930
                                           --------    --------     --------      --------
       Total interest on investment
         securities                         123,918      87,464      225,707       181,245

Trading account interest                         66          57          (70)          340
Interest on federal funds sold and
  securities purchased under agreements
  to resell                                     985       1,132        3,453         2,326
Interest on time deposits with banks          6,193       5,764       13,558        13,586
Interest on mortgages held for sale           2,513       3,574        6,243         6,997
                                           --------    --------     --------      --------
       Total interest income                514,057     446,024      969,452       893,171

INTEREST EXPENSE
Interest on deposits                        129,403     135,378      248,102       275,550
Interest on short-term borrowings:
  Federal funds purchased and securities
     sold under agreements to repurchase     29,446       8,813       47,851        18,025
  Other borrowed funds                       23,819       8,983       44,014        18,367
Interest on long-term debt                   25,386      16,166       47,677        29,182
Net interest rate swap income                (8,551)     (6,900)     (23,037)      (13,439)
                                           --------    --------     --------      --------
       Total interest expense               199,503     162,440      364,607       327,685
       Net interest income                  314,554     283,584      604,845       565,486
Provision for loan losses                    15,000      18,000       30,000        40,000
                                           --------    --------     --------      --------
       Net interest income after
         provision for loan losses          299,554     265,584      574,845       525,486

NONINTEREST INCOME
Income from fiduciary activities             30,714      32,074       62,719        61,864
Service charges on deposit accounts          30,253      30,302       59,427        60,795
Customhouse broker fees                      10,555      10,075       20,280        19,215
Revolving credit fees                        10,426       8,906       18,357        16,808
Securities gains                                358         407          782         1,041
Other noninterest income                     33,121      29,744       65,807        61,463
                                           --------    --------     --------      --------
       Total noninterest income             115,427     111,508      227,372       221,186

NONINTEREST EXPENSES
Salaries and employee benefits              136,247     135,380      267,951       270,095
Net occupancy expense                        25,115      24,220       49,693        48,579
Equipment expense                            17,060      15,890       33,257        30,376
FDIC insurance expense                       11,314      10,969       22,023        22,941
Other noninterest expenses                   75,141      68,833      143,659       135,736
                                           --------    --------     --------      --------
       Total noninterest expenses           264,877     255,292      516,583       507,727
                                           --------    --------     --------      --------
Income before income taxes                  150,104     121,800      285,634       238,945
Provision for income taxes                   50,926      38,073       95,593        72,093
                                           --------    --------     --------      --------
NET INCOME                                 $ 99,178    $ 83,727     $190,041      $166,852
                                           ========    ========     ========      ========

Net income applicable to common stock      $ 99,178    $ 83,727     $190,041      $166,810
                                           ========    ========     ========      ========

NET INCOME PER SHARE:
  Primary                                      $.83        $.70        $1.62         $1.39
  Fully diluted                                $.83        $.70        $1.62         $1.39
Primary average shares                      119,530     120,183      117,497       120,100

Cash dividends declared                     $37,896     $30,316      $69,827       $59,993
Dividends per share                            $.32       $.255         $.60          $.51

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries

                Redeemable                       Unrealized                          Total
                Preferred  Common     Capital    Gains/      Retained     Treasury   Shareholders'
(in thousands)  Stock      Stock      Surplus    (Losses)    Earnings     Stock      Equity
                ---------  ---------  ---------  ----------  -----------  --------   ------------
BALANCES AT
 JANUARY 1,
  1993          $ 37,605   $ 309,219  $ 538,097  $        -  $ 1,239,078  $ (28,862) $ 2,095,137
Net income for
  1993                 -           -          -           -      166,852          -      166,852
Cash dividends
 declared:
  Preferred
   stock               -           -          -           -          (42)         -          (42)
  Common stock         -           -          -           -      (59,993)         -      (59,993)
Purchase of
 350,317 shares
 of common stock       -           -          -           -            -    (10,355)     (10,355)
Retirement of
 treasury
 stock                 -        (170)         -           -         (505)       675            -
Issuance of
 common stock
 under employee
 stock plans
 and for
 conversion of
 debentures            -       3,104      1,884           -       (3,021)     5,260        7,227
Stock split            -     287,579          -           -     (287,579)         -            -
Amortization of
 deferred
 compensation          -           -        312           -            -          -          312
Redemption of
 preferred
 stock           (37,605)          -          -           -       (4,174)         -      (41,779)
                --------   ---------  ---------  ----------  -----------  ---------  -----------
BALANCES AT
 JUNE 30, 1993  $      -   $ 599,732  $ 540,293  $        -  $ 1,050,616  $ (33,282) $ 2,157,359
                ========   =========  =========  ==========  ===========  ========== ===========
BALANCES AT
 JANUARY 1,
  1994          $      -   $ 596,473  $ 524,186  $   27,473  $ 1,155,280  $(121,754) $ 2,181,658
Net income for
 1994                  -           -          -           -      190,041          -      190,041
Cash dividends
 declared on
 common stock          -           -          -           -      (69,827)         -      (69,827)
Purchase of
 1,158,464
 shares of
 common stock          -           -          -           -            -    (31,488)     (31,488)
Issuance of
 common stock:
  Employee
   stock plan          -           -       (453)          -       (1,647)     4,265        2,165
  Acquisition
   of Pacific
   Western             -           -          -           -       (3,858)   125,221      121,363
Amortization of
 deferred
 compensation          -           -        388           -            -          -          388
Change in
 unrealized
 gains/(losses)
 on investment
 securities
 available for
 sale                  -           -          -     (47,956)           -          -      (47,956)
                --------   ---------  ---------  ----------  -----------  ---------  -----------
BALANCES AT
 JUNE 30, 1994  $      -   $ 596,473  $ 524,121  $  (20,483) $ 1,269,989  $ (23,756) $ 2,346,344
                ========   =========  =========  ==========  ===========  ========== ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries
                                                                            Six Months Ended
                                                                                June 30
                                                                       ---------------------------
(in thousands)                                                                 1994                1993
                                                                       ------------        ------------
OPERATING ACTIVITIES:
   Net income                                                          $    190,041        $    166,852
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                                             30,000              40,000
       Depreciation                                                          29,496              27,371
       Net (increase) decrease in trading
         account securities                                                  (5,704)             98,550
       Net decrease in mortgages held for sale                              210,780                 650
       Net increase in accrued income receivable                            (20,158)             (2,357)
       Net increase (decrease) in accrued expenses                          (30,325)                995
       Net amortization of intangibles                                       13,976              18,117
       Other, net                                                           (20,347)             33,025
                                                                       ------------        ------------
          Total adjustments                                                 207,718             216,351
                                                                       ------------        ------------
           Net cash provided by operating
             activities                                                     397,759             383,203
INVESTING ACTIVITIES:
       Net decrease in interest-bearing deposits
         with banks                                                         501,801             593,828
       Net (increase) decrease in federal funds
         sold and securities purchased under
         agreements to resell                                             1,063,290            (555,840)
       Proceeds from maturity of investment
         securities available for sale                                      324,056                   -
       Purchases of investment securities
         available for sale                                              (1,142,803)                  -
       Proceeds from maturity of investment
         securities held to maturity                                      1,027,206           1,409,843
       Purchases of investment securities
         held to maturity                                                (2,007,240)         (1,328,222)
       Net increase in loans (other
         than purchased loans)                                             (485,631)           (301,972)
       Purchase of loans                                                   (213,897)            (11,818)
       Fixed assets, net                                                    (38,177)            (35,300)
       Net increase in customers' liability
         on acceptances outstanding                                          (1,364)            (26,948)
       Net cash provided by acquisition                                      79,076                   -
                                                                       ------------        ------------
           Net cash provided by (used in)
             investing activities                                          (893,683)           (256,429)
FINANCING ACTIVITIES:
       Net decrease in deposits                                          (1,079,588)           (468,403)
       Net increase (decrease) in
         short-term borrowings                                              249,396             (82,842)
       Net decrease in acceptances outstanding                                1,364              26,948
       Proceeds from issuance of long-term debt                           1,600,000             450,000
       Repayments and purchases of long-term
         debt                                                              (355,256)            (87,918)
       Proceeds from issuance of common stock
         and other capital transactions                                       2,553               7,539
       Purchase of common stock for treasury                                (31,488)            (10,355)
       Redemption of preferred stock                                              -             (41,779)
       Dividends paid                                                       (64,131)            (60,715)
                                                                       ------------        ------------
           Net cash provided by (used in)
             financing activities                                           322,850            (267,525)
                                                                       ------------        ------------
Net increase (decrease) in cash and
      due from banks                                                       (173,074)           (140,751)
Cash and due from banks at beginning of year                              1,600,695           1,579,742
                                                                       ------------        ------------
Cash and due from banks at end of period                               $  1,427,621        $  1,438,991
                                                                       ============        ============
Interest paid                                                          $    362,122        $    329,785
                                                                       ============        ============
Income taxes paid                                                      $     90,842        $     65,468
                                                                       ============        ============
Noncash investing and financing activities:
       Loan transfers to other real estate                             $      7,926        $     18,978
       Conversion of debentures to equity                              $          -        $      3,784
                                                                       ============        ============

       Treasury stock issued for acquisition                           $    121,363        $          -
                                                                       ============        ============

       Loan transfer to investment securities                          $     91,538        $          -
                                                                       ============        ============


Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation
         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Comerica Incorporated and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1993.

Note 2 - Investment Securities
         At June 30, 1994 investment securities having a carrying value of $6,282,455,000 were pledged where permitted or required by law to secure liabilities and public and other deposits including deposits of the State of Michigan of $35,060,000.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 3 - Allowance for Loan Losses
         The following analyses the changes in the allowance for loan losses included in the consolidated balance sheets:

                                                  1994              1993
                                             ---------         ---------
Balance at January 1                         $ 298,685         $ 308,007
Allowance acquired                              16,517                 -
Loans charged off                              (39,949)          (54,112)
Recoveries on loans previously
  charged off                                   16,600            14,219
                                             ---------         ---------
  Net loans charged off                        (23,349)          (39,893)
Provision for loan losses                       30,000            40,000
                                             ---------         ---------
Balance at June 30                           $ 321,853         $ 308,114
                                             =========         =========


Note 4 - Long-term Debt

         Long-term debt consisted of the following at June 30, 1994 and December 31, 1993:


                                                    June 30, 1994              Dec. 31, 1993
                                                    -------------            -----------------
9.75% equity subordinated notes
  due 1999                                          $   74,556               $   74,511
10.125% subordinated debentures
  due 1998                                              74,681                   74,641
                                                    ----------               ----------
      Total Parent Company                             149,237                  149,152

7.25% subordinated notes due 2002                      148,698                  148,619
Medium-term fixed rate notes bearing
  interest at rates ranging from 3.28%
  to 5.95% and maturing on dates
  ranging from 1994 through 1997                     2,148,957                  904,285
6.875% subordinated notes due 2008                      98,952                   98,913
7.125% subordinated notes due 2013                     147,835                  147,779
FDIC subordinated note due 1994
  to 1995                                                9,000                    8,941
Notes payable bearing interest at
  rates ranging from 6.29% to 13%
  and maturing on dates ranging from
  1994 through 1996                                      2,621                    2,867
                                                    ----------               ----------
         Total Subsidiaries                          2,556,063                1,311,404
                                                    ----------               ----------
Total Comerica Incorporated                         $2,705,300               $1,460,556
                                                    ==========               ==========

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 5 - Income Taxes

         The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the financial statements after deducting non-taxable items, principally interest income on state and municipal securities.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives
         The Corporation utilizes derivatives, primarily interest rate swaps, to reduce interest rate risk and currency risk exposures by hedging specified groups of assets and liabilities. The Corporation's use of derivatives takes place predominately in the interest rate market, and involves the use of forwards, futures, swaps, caps, floors, and options. Derivative financial instruments are contracts whose value is derived from the value of underlying interest rate, foreign exchange, or equity instruments (or related indices).
         The notional, or contractual, amounts of the Corporation's off-balance-sheet derivative instrument portfolio are not indicative of the potential for gain or loss on such positions. Likewise, notional amounts do not represent the credit or market risks of the positions held. Credit risk is inherent in derivative contracts and is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. In order to minimize credit risk exposure, the Corporation evaluates the creditworthiness of all off-balance-sheet counterparties adhering to the same standards used in other credit transactions.
Bilateral collateral agreements are in place with a substantial number of counterparties in order to secure amounts due on interest rate swap transactions. At June 30, 1994 and December 31, 1993, the replacement cost, net of collateral, of off-balance-sheet derivatives in an unrealized gain position approximated $12 million and $66 million, respectively.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives (Continued)
         The notional amounts, used to express the extent of the Corporation's involvement in derivatives, are shown below:

                                 June 30, 1994      December 31, 1993
                              -------------------  -------------------
                              Notional       Fair  Notional       Fair
(in millions)                    Value      Value     Value      Value
                              --------     ------  --------     ------
Interest rate contracts
  Swaps:
    Generic receive fixed     $  521       $   (9) $1,046       $   32
    Generic pay fixed            250           (4)    625          (15)
    Amortizing receive fixed   2,529         (130)  1,904           24
    Amortizing pay fixed           9            -       9            -
    Other                        676            1      50            -
  Futures and forwards            15           14      65           63
    Options written              279            3     283            1
    Options purchased             56            -      56            -
                              ------       ------  ------       ------
         Total interest rate
           contracts           4,335         (125)  4,038          105

  Foreign exchange rate
   contracts
    Generic receive variable
      swap                        15            1      20            -
    Spot, forwards, and
      futures                    609            1     356            1
                              ------       ------  ------       ------
       Total exchange rate
         contracts               624            2     376            1
                              ------       ------  ------       ------
  Total derivatives
    contracts                 $4,959       $ (123) $4,414       $  106
                              ======       ======  ======       ======

    Since the Corporation uses off-balance-sheet interest rate derivative products to act as a hedge against on balance sheet exposure to changes in interest rates, the unrealized gain (loss) on derivatives is offset by the opposite effect to on-balance-sheet items. Unrealized gains and losses on off-balance-sheet interest rate derivative products at June 30, 1994 and December 31, 1993 are summarized as follows:

                                               June 30,     December 31,
    (in millions)                                1994           1993
                                              ---------     ------------
    Off-Balance-Sheet derivatives:
      Unrealized gains                          $  17           $ 68
      Unrealized losses                          (157)           (22)
                                                -----           ----
      Net unrealized gain (loss)                 (140)            46
                                                =====           ====

    Summary information with respect to the Corporation's off-balance-sheet derivative activity follows:

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives (Continued)

                                            Six Months
                                              Ended          Year Ended
                                              June 30,      December 31,
      (in millions)                            1994             1993
                                           ------------     ------------
    Notional balance at
      beginning of period                    $  4,414         $  3,025
    Additions                                  24,742           51,622
    Maturities/Amortizations                  (24,197)         (50,233)
    Terminations                                    -                -
                                              -------          -------
    Notional balance at end of period         $ 4,959          $ 4,414
                                              =======          =======

    Interest rate swap agreements involve the exchange of fixed and floating rate interest payments based on an underlying notional amount, and constitute a major portion of the Corporation's derivative portfolio. The Corporation utilizes swaps as an end-user to manage risk; therefore, net interest income is recognized as it accrues. For the six months ended June 30, 1994, interest rate swaps generated $23 million of net interest income, compared to $13 million for the same period in 1993, and $32 million for the year ended 1993.
    The table below summarizes the expected maturities and weighted average interest rates to be paid and received on the Corporation's interest rate swap portfolio as of June 30, 1994.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives (Continued)

    Remaining Expected Maturity of Interest Rate Swaps:

                                                            1999-
(dollars in millions)    1994   1995   1996   1997   1998   2013   Total
                        -----  -----  -----  -----  -----  -----  ------
Generic Receive Fixed
- - ---------------------
Notional Amount         $  21  $  75  $  50  $  50  $   -  $ 325  $  521
Weighted Average:
  Receive Rate          5.85%  3.71%  8.00%  9.35%     -%  7.09%   6.86%
  Pay Rate              4.25   4.25   3.63   4.25      -   4.80    4.53

Generic Pay Fixed
- - -----------------
Notional Amount         $  40  $ 148  $  60  $   -  $   -  $   2  $  250
Weighted Average:
  Receive Rate          4.32%  4.21%  4.69%     -%     -%  5.00%   4.35%
  Pay Rate              7.03   7.50   7.56      -      -   8.73    7.45

Amortizing Receive Fixed
- - ------------------------
Notional Amount         $ 389  $ 612  $ 408  $ 678  $ 191  $ 251  $2,529
Weighted Average:
  Receive Rate          5.28%  5.32%  5.38%  5.17%  5.23%  5.70%   5.32%
  Pay Rate              4.37   4.32   4.34   4.18   4.17   4.41    4.29

Amortizing Pay Fixed
- - --------------------
Notional Amount         $   -  $   -  $   -  $   -  $   -  $   9  $    9
Weighted Average:
  Receive Rate             -%     -%     -%     -%     -%  4.25%   4.25%
  Pay Rate                 -      -      -      -      -   6.19    6.19

Other
- - -----
Notional Amount         $ 350  $ 326  $   -  $   -  $   -  $   -  $  676
Weighted Average:
  Receive Rate          2.91%  4.59%     -%     -%     -%     -%   3.72%
  Pay Rate              4.38   4.02      -      -      -      -    4.21
/TABLE

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

         Comerica Incorporated reported net income of $99 million for the three months ended June 30, 1994, an increase of 19 percent compared to $84 million reported for the comparable period in 1993. Net income was $0.83 per share for the second quarter of 1994, compared to $0.70 per share for the second quarter of 1993. Return on average common shareholders' equity was 17.10 percent and return on average assets was
1.25 percent for the second quarter, compared to 15.68 percent and 1.25 percent, respectively, for the same period in 1993. The second quarter was the first to include the operating results of Pacific Western Bancshares, Inc. (Pacific Western), which was purchased on March 31, 1994.
         Net income for the six months ended June 30, 1994, was $190 million or $1.62 per share representing a 17 percent increase per share from net income of $167 million or $1.39 per share for the corresponding period in 1993. Return on equity was 16.85 percent and return on assets was 1.23 percent, compared to 15.89 percent and 1.25 percent, respectively, for the first six months in 1993.

Acquisitions

         On April 4, 1994, the Corporation entered into an Agreement and Plan of Merger with the $331 million Lockwood Banc Group Inc., in Houston,
Texas, for the acquisition of Lockwood by Comerica for approximately $44 million in cash. The acquisition was completed on August 4, 1994, and was accounted for as a purchase.

Net Interest Income
         Net interest income for the second quarter of 1994, on a fully taxable equivalent (FTE) basis, increased by $30 million, or 10 percent versus the comparable period a year earlier. The increase, principally attributable to acquisitions and strong growth in earning assets, was partially offset by a lower net interest margin compared to the second quarter of 1993. Total average earning assets increased $5 billion, or 20 percent compared to last year's second quarter, as a result of acquisitions and growth in commercial and international loans as well as the investment securities portfolio. The purchase of Pacific Western added $600 million in average loans. Average investments securities increased $3 billion, or 59 percent compared to last year's second quarter, due to portfolio acquisitions made during the first quarter of 1994. The net interest margin fell 37 basis points from prior year's 4.73 percent to 4.36 percent in the second quarter of 1994 due to a shift in the mix of earning assets toward lower-yielding securities.
         For the first six months of 1994, net interest income on an FTE basis amounted to $617 million, an increase of $36 million, or 6 percent over the first half of 1993. Average investment securities for the six months ended June 30, 1994, increased 49 percent over the comparable period in 1993, while total average earning assets increased 16 percent, resulting in a more favorable mix of earning assets. This change in the mix of earning assets supported net interest income growth for the first half of 1994. The net interest margin decreased 41 basis points in the first six months of 1994 to 4.34 percent from 4.75 percent a year ago, in response to reduced rate spreads on increased investments in lower-yielding securities during the first quarter's declining rate environment. In order to adjust to the current rising rate conditions, the Corporation, which is liability sensitive by approximately $400 million (after elasticity adjustments) as of June 30, 1994, expects to move toward asset sensitivity as the year progresses.
         The Rate-Volume Analyses, in Tables I and II, indicate the components of the change in net interest income (FTE), quarterly and year-to-date.

Provision for Loan Losses
         The provision for loan losses was $15 million in the second quarter of 1994 versus $18 million in the second quarter of 1993. For the six months ended June 30, 1994, the provision was $30 million compared to $40 million in the same period last year. The provision is predicated upon maintaining an adequate allowance for loan losses, which is further discussed in the section entitled "Financial Condition." The reduction in the provision from prior year is due to a lower level of charge-offs as well as continued improvement in the quality of the loan portfolio.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Three Months Ended
                                 -------------------------------------------------------------
                                          June 30, 1994                  June 30, 1993
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
- - ----------------------------------------------------------------------------------------------
Loans                            $20,021     $  382      7.65%   $18,241     $  350      7.69%
Investment securities              8,479        128      6.03      5,331         93      6.97
Other earning assets                 950         10      4.12      1,072         10      3.95
- - ----------------------------------------------------------------------------------------------
   Total earning assets           29,450        520      7.07     24,644        453      7.37

Interest-bearing deposits         16,978        121      3.06     16,563        128      3.28
Short-term borrowings              5,523         53      3.87      2,422         18      2.95
Long-term debt                     2,004         25      5.07      1,088         16      5.94
- - ----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $24,505        199      3.26    $20,073        162      3.25
                                             -----------------               -----------------

Net interest income/
  Rate spread (FTE)                          $  321      3.81                $  291      4.12
                                             ======                          ======

FTE adjustment                               $    6                          $    7
                                             ======                          ======
Impact of net noninterest-
  bearing sources of funds                               0.55                            0.61
- - ----------------------------------------------------------------------------------------------
Net interest margin as a percent
  of average earning assets (FTE)                        4.36%                           4.73%
==============================================================================================



                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                        $    1      $ 31    $    32
Investment securities                            (7)       42         35
Other earning assets                              1        (1)         -
                                             ------------------------------
   Total earning assets                          (5)       72         67

Interest-bearing deposits                        (9)        2         (7)
Short-term borrowings                             5        30         35
Long-term debt                                   (3)       12          9
                                             ------------------------------
   Total interest-bearing sources                (7)       44         37
                                             ------------------------------

Net interest income/Rate spread (FTE)        $    2      $ 28    $    30
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.

/TABLE

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                       Six Months Ended
                                 -------------------------------------------------------------
                                          June 30, 1994                   June 30, 1993
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
- - ----------------------------------------------------------------------------------------------
Loans                            $19,498     $  724      7.47%   $18,016     $  693      7.73%
Investment securities              7,877        235      5.97      5,303        193      7.26
Other earning assets               1,162         23      4.03      1,199         23      3.91
- - ----------------------------------------------------------------------------------------------
   Total earning assets           28,537        982      6.92     24,518        909      7.44

Interest-bearing deposits         16,589        225      3.02     16,596        262      3.35
Short-term borrowings              5,247         92      3.53      2,536         37      2.89
Long-term debt                     1,847         48      5.16        961         29      6.08
- - ----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $23,683        365      3.10    $20,093        328      3.29
                                             -----------------               ------------------


Net interest income/
  Rate spread (FTE)                          $  617      3.82                $  581      4.15
                                             ======                          ======

FTE adjustment                               $   12                          $   15
                                             ======                          ======
Impact of net noninterest-bearing
  sources of funds                                       0.52                            0.60
- - ----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.34%                           4.75%
==============================================================================================



                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                        $  (16)     $ 47    $    31
Investment securities                           (25)       67         42
Other earning assets                              -         -          -
                                             ------------------------------
   Total earning assets                         (41)      114         73

Interest-bearing deposits                       (34)       (3)       (37)
Short-term borrowings                             8        47         55
Long-term debt                                   (4)       23         19
                                             ------------------------------
   Total interest-bearing sources               (30)       67         37
                                             ------------------------------

Net interest income/Rate spread (FTE)        $  (11)     $ 47    $    36
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.

/TABLE

Noninterest Income
         Noninterest income in the second quarter of 1994 rose $4 million to $115 million, a 4 percent increase versus the comparable period in 1993. This increase was offset by lower fiduciary and mortgage-related income. Trust fees fell $1 million, or 4 percent from prior year, primarily due to declines in both institutional trust fees and personal trust fees resulting from a decrease in certain trust services as well as declines in market values. Income relating to mortgage origination and servicing decreased $3 million from prior year's second quarter.
         Other noninterest income increased $3 million, or 11 percent over prior year's second quarter, benefiting from a $4 million gain on the sale of international assets.
         The acquisition of Pacific Western at the beginning of the second quarter provided an additional $4 million in noninterest income primarily comprised of $2 million in service charges on deposit accounts as well as increases in bankcard fees and trust fees.
         For the first half of 1994, noninterest income rose $6 million to $227 million, a 3 percent increase over the same period in 1993, primarily due to increases in mortgage-related income and the acquisition of Pacific Western.
         Income from the mortgage portfolio increased $2 million, or 60 percent, as a result of decelerated amortization of PMSR, which reflected lower levels of mortgage prepayments, and gains on the sale of originated mortgage servicing rights (OMSR).
         Other noninterest income in the first half of 1994 increased $4 million, or 7 percent over the corresponding period in 1993, as a result of the previously discussed gains on the sale of international assets.
         As previously discussed, the increase in noninterest income for the six months ended June 30, 1994, reflects a $4 million contribution of noninterest income by Pacific Western.

Noninterest Expenses
         Noninterest expenses totaled $265 million for the second quarter of 1994, a $10 million or 4 percent increase over the same period in

1993. Excluding the effect of the acquisition of Pacific Western, noninterest expenses would have decreased by $2 million from prior year.
         Second quarter salaries and employee benefits expenses rose by $0.9 million, or less than one percent over the comparable quarter in 1993, reflecting increases in salaries of $5 million, or 6 percent, primarily due to the acquisition of Pacific Western. This increase was offset by decreases in staffing requirements as merger-related systems conversions are completed.
         Equipment expense for the quarter increased $1 million, or 7 percent over the comparable period in 1993, due to increased depreciation related to computer hardware purchased to upgrade systems in 1993 and expenses associated with equipment maintenance.
         Other noninterest expense rose $6 million, an increase of 9 percent in the second quarter of 1994 over the corresponding period in 1993. Exclusive of Pacific Western, other noninterest expenses increased only $1 million, or 2 percent.
         For the six months ended June 30, 1994, noninterest expenses rose $9 million, or 2 percent, to $517 million versus the comparable period a year ago.
         On a year-to-date basis, salaries and employee benefits expenses decreased $2 million versus the first six months of 1993, primarily as a result of reduced staffing requirements related to the merger and due to $2 million of income received in connection with company-owned life insurance policies which were not in effect a year ago.
         The year-to-date increase in equipment expense of $3 million, or 9 percent, was caused by higher depreciation levels related to 1993 computer hardware purchases used to upgrade computer systems.
         Excluding the effect of Pacific Western, other noninterest expenses rose $3 million, an increase of 2 percent in the first six months of 1994, over the comparable period in 1993.

Provision for Income Taxes
         The provision for income taxes in the first six months of 1994 and 1993 totaled $96 million and $72 million, respectively, an increase of $24 million, or 33 percent. Comparability between periods is affected, however, by an increase in the federal statutory tax rate from 34 percent to 35 percent.
         The provision for income taxes differs from taxes calculated at the statutory rate, predominately due to tax-exempt income earned on state and municipal securities.

Financial Condition
         Total assets at June 30, 1994, rose $1.3 billion to $31.6 billion, a 4 percent increase since December 31, 1993.
         Earning assets grew 5 percent, or $1.4 billion, led by increases in both the investment securities and loan portfolios, and partially offset by declines in both interest-bearing deposits with banks and federal funds sold.
         Investment securities increased $2 billion since year-end 1993, largely as a result of increased purchases of mortgage-backed U.S. Government Agency securities, which offer superior credit quality and relatively attractive yields.
         The $1.0 billion, or 6 percent, increase in the loan portfolio was concentrated in commercial loans and commercial and residential mortgage loans, which increased $579 million and $632 million, respectively, since December 31, 1993. These increases resulted primarily from the Pacific Western acquisition and the purchase of two residential mortgage loan portfolios during the first quarter of 1994.

         Liabilities increased by $1.1 billion, or 4 percent, to $29.3 billion since December 31, 1993, mainly due to the acquisition of Pacific Western. Increases in federal funds purchased and long-term debt offset a decrease of $510 million in deposits in foreign banks.
         Short-term borrowings increased by $250 million, or 5 percent since December 31, 1993. Within short-term borrowings, federal funds purchased and securities repurchase agreements, and other borrowed funds increased $177 million and $73 million, respectively.
         The Corporation's long-term debt increased $1.2 billion since year-end 1993, primarily because of the issuance of $1.6 billion of medium-term notes. This increase was partially offset by the maturity of $355 million of medium-term notes. An analysis of long-term debt is contained in the notes to the consolidated financial statements.

Allowance for Loan Losses
         The allowance for loan losses at June 30, 1994, was $322 million, an increase of $23 million, or 8 percent since December 31, 1993. As a percent of total loans, the allowance was 1.59 percent at June 30, 1994, compared to 1.56 percent at December 31, 1993. Net charge-offs were $13 million for the second quarter of 1994, and $20 million for the comparable period in 1993. For the six months ended June 30, 1994 and 1993, net charge-offs totaled $23 million and $40 million, respectively. An analysis of the allowance for loan losses is contained in the notes to the consolidated financial statements.
         Management determines the adequacy of the allowance for loan losses by applying projected loss ratios to the risk-ratings of loans both individually and by category. The projected loss ratios incorporate a variety of factors such as recent loss experience, current economic conditions, trends in past due and nonaccrual amounts, risk characteristics of the various categories and concentrations of loans, and other factors.

         Nonperforming assets increased by $50 million since December 31, 1993, primarily due to the acquisition of Pacific Western, and were categorized as follows:


(in thousands)                                June 30, 1994            Dec. 31, 1993
                                              -------------            -------------
Nonaccrual loans:
  Commercial                                  $  90,268                $  71,268
  International                                       -                      215
  Real estate construction                       15,307                   18,748
  Real estate mortgage
    (principally commercial)                     91,865                   63,688
                                              ---------                ---------
       Total nonaccrual loans                   197,440                  153,919
Reduced-rate loans                                2,606                    5,057
                                              ---------                ---------
       Total nonperforming loans                200,046                  158,976
Other real estate                                59,150                   50,174
                                              ---------                ---------
  Total nonperforming assets                  $ 259,196                $ 209,150
                                              =========                =========
Loans past due 90 days                        $  36,701                $  45,880
                                              =========                =========

         Nonperforming assets as a percentage of total loans and other real estate at June 30, 1994 and December 31, 1993, were 1.27 percent and
1.09 percent, respectively.

Capital
         Shareholder's equity increased $165 million from December 31, 1993 to June 30, 1994, principally through retention of earnings and the issuance of $121 million of treasury stock in connection with the Pacific Western acquisition. The increase was partially offset by $31 million of stock repurchased (1,158,464 shares) for use in the Pacific Western acquisition and reissuance under employee stock plans, and a $48 million decrease in unrealized gains on investment securities available for sale.

         Capital ratios continue to comfortably exceed minimum regulatory requirements and were as follows:

                                           June 30       December 31
                                             1994            1993
                                         -------------    ------------
Minimum leverage ratio (3.00 - minimum)       6.86%            7.04%
Tier 1 risk-based capital
  ratio (4.0 - minimum)                       8.41             8.21
Total risk-based capital
  ratio (8.0 - minimum)                      11.58            11.58

         At June 30, 1994, the capital ratios of all of the Corporation's banking subsidiaries exceeded the minimum ratios required of a "well capitalized" institution as defined in the final rule under FDICIA.

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


                                       COMERICA INCORPORATED
                                       --------------------------------------
                                       (Registrant)




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




Date:  August 9, 1994