Form 10-Q
period 1994-09-30
COMERICA INC /NEW/
filed 1994-11-14
CIK 28412

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1994

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

      $5 par value common stock:
          outstanding as of October 31, 1994:  117,596,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                         Sept. 30,        Dec. 31,     Sept. 30,
(In thousands, except per share data)         1994            1993          1993
                                       -----------    ------------   -----------
ASSETS
Cash and due from banks                $ 1,410,911    $ 1,600,695    $ 1,407,581
Interest-bearing deposits with banks       275,361      1,026,473        905,408
Federal funds sold and securities
  purchased under agreements to
  resell                                    50,499      1,091,789         40,830
Trading account securities                   8,473          3,600         10,413
Mortgages held for sale                    108,565        330,667        230,470

Investment securities available
  for sale                               3,047,713      2,322,101              -
Investment securities held to
  maturity (estimated fair value
  of $4,864,287 at 9/30/94,
  $4,030,492 at 12/31/93 and
  $6,464,853 at 9/30/93)                 5,081,797      3,977,450      6,320,251
                                       -----------    -----------    -----------
     Total investment securities         8,129,510      6,299,551      6,320,251
Commercial loans                         9,787,241      9,086,757      8,828,146
International loans                      1,167,371      1,135,585      1,056,125
Real estate construction loans             398,557        437,481        442,502
Commercial mortgage loans                3,008,809      2,699,861      2,629,013
Residential mortgage loans               2,289,889      1,856,822      1,937,542
Consumer loans                           3,942,077      3,674,256      3,660,334
Lease financing                            222,807        209,185        198,261
                                       -----------    -----------    -----------
     Total loans                        20,816,751     19,099,947     18,751,923
Less allowance for loan losses            (327,962)      (298,685)      (305,892)
                                       -----------    -----------    -----------
     Net loans                          20,488,789     18,801,262     18,446,031
Premises and equipment                     440,254        399,123        384,686
Customers' liability on acceptances
  outstanding                               38,502         38,212         41,807
Accrued income and other assets            852,725        703,501        682,459
                                       -----------    -----------    -----------
     TOTAL ASSETS                      $31,803,589    $30,294,873    $28,469,936
                                       ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits (noninterest-
  bearing)                             $ 4,617,674    $ 4,939,234    $ 4,501,769
Interest-bearing deposits               14,886,757     14,642,834     14,661,764
Deposits in foreign offices                820,265      1,367,811      1,030,869
                                       -----------    -----------    -----------
     Total deposits                     20,324,696     20,949,879     20,194,402
Federal funds purchased and
  securities sold under
  agreements to repurchase               1,655,471        450,092        841,021
Other borrowed funds                     3,528,471      4,950,507      3,681,190
Acceptances outstanding                     38,502         38,212         41,807
Accrued expenses and other
  liabilities                              268,353        263,969        234,919
Long-term debt                           3,602,381      1,460,556      1,267,309
                                       -----------    -----------    -----------
     Total liabilities                  29,417,874     28,113,215     26,260,648
Common stock - $5 par value:
  Authorized - 250,000,000 shares
  Issued-119,294,531 shares at
    9/30/94, 119,294,531 shares
    at 12/31/93, and 120,081,660
    shares at 9/30/93                      596,473        596,473        600,408
Capital surplus                            524,915        524,186        541,449
Unrealized gains/(losses) on investment
  securities available for sale            (33,772)        27,473              -
Retained earnings                        1,331,379      1,155,280      1,097,941
Less cost of common stock in
  treasury-1,193,179 shares at 9/30/94,
  4,423,603 shares at 12/31/93 and
  1,033,466 shares at 9/30/93              (33,280)      (121,754)       (30,510)
                                       -----------    -----------    -----------
     Total shareholders' equity          2,385,715      2,181,658      2,209,288
                                       -----------    -----------    -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY            $31,803,589    $30,294,873    $28,469,936
                                       ===========    ===========    ===========
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
                                            Three Months Ended        Nine Months Ended
                                               September 30             September 30
                                           --------------------     ------------------------
(In thousands, except per share data)          1994        1993           1994          1993
                                           --------    --------     ----------    ----------
INTEREST INCOME
Interest and fees on loans                 $408,709    $349,516     $1,129,270    $1,038,193
Interest on investment securities:
  Taxable                                   117,805      68,229        327,425       227,544
  Exempt from federal income tax              7,358       9,724         23,445        31,654
                                           --------    --------     ----------    ----------
       Total interest on investment
         securities                         125,163      77,953        350,870       259,198

Trading account interest                         52          72            (18)          412
Interest on federal funds sold and
  securities purchased under agreements
  to resell                                     642       1,077          4,095         3,403
Interest on time deposits with banks          3,646       6,402         17,204        19,988
Interest on mortgages held for sale           2,722       3,068          8,965        10,065
                                           --------    --------     ----------    ----------
       Total interest income                540,934     438,088      1,510,386     1,331,259

INTEREST EXPENSE
Interest on deposits                        141,129     128,469        389,231       404,019
Interest on short-term borrowings:
  Federal funds purchased and securities
     sold under agreements to repurchase     33,241       8,354         81,092        26,379
  Other borrowed funds                       16,880      13,276         60,894        31,643
Interest on long-term debt                   41,741      15,613         89,418        44,795
Net interest rate swap income                (5,056)     (7,539)       (28,093)      (20,978)
                                           --------    --------     ----------    ----------
       Total interest expense               227,935     158,173        592,542       485,858
                                           --------    --------     ----------    ----------
       Net interest income                  312,999     279,915        917,844       845,401
Provision for loan losses                    14,000      15,000         44,000        55,000
                                           --------    --------     ----------    ----------
       Net interest income after
         provision for loan losses          298,999     264,915        873,844       790,401

NONINTEREST INCOME
Income from fiduciary activities             29,019      29,311         91,738        91,175
Service charges on deposit accounts          32,029      30,325         91,456        91,120
Customhouse broker fees                      10,201      10,134         30,481        29,349
Revolving credit fees                        10,200       9,195         28,557        26,003
Securities gains                              1,581         526          2,363         1,567
Other noninterest income                     33,608      30,523         99,415        91,986
                                           --------    --------     ----------    ----------
       Total noninterest income             116,638     110,014        344,010       331,200

NONINTEREST EXPENSES
Salaries and employee benefits              138,456     133,118        406,407       403,213
Net occupancy expense                        25,188      24,135         74,881        72,714
Equipment expense                            16,313      15,714         49,570        46,090
FDIC insurance expense                       11,106      10,758         33,129        33,699
Other noninterest expenses                   72,052      70,096        215,711       205,832
                                           --------    --------     ----------    ----------
       Total noninterest expenses           263,115     253,821        779,698       761,548
                                           --------    --------     ----------    ----------
Income before income taxes                  152,522     121,108        438,156       360,053
Provision for income taxes                   51,918      37,412        147,511       109,505
                                           --------    --------     ----------    ----------
NET INCOME                                 $100,604    $ 83,696     $  290,645    $  250,548
                                           ========    ========     ==========    ==========

Net income applicable to common stock      $100,604    $ 83,696     $  290,645    $  250,506
                                           ========    ========     ==========    ==========

NET INCOME PER SHARE:
  Primary                                      $.84        $.70          $2.46         $2.09
  Fully diluted                                $.84        $.70          $2.46         $2.08
Primary average shares                      119,436     120,080        118,148       120,079

Cash dividends declared                     $37,897     $33,291       $107,724       $93,284
Dividends per share                            $.32        $.28           $.92          $.79

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries

               Redeemable                       Unrealized                          Total
               Preferred  Common     Capital    Gains/      Retained     Treasury   Shareholders'
(in thousands) Stock      Stock      Surplus    (Losses)    Earnings     Stock      Equity
               ---------  ---------  ---------  ----------  -----------  --------   ------------
BALANCES AT
 JANUARY 1,
  1993         $ 37,605   $ 309,219  $ 538,097  $        -  $ 1,239,078  $ (28,862) $ 2,095,137
Net income for
  1993                -           -          -           -      250,548          -      250,548
Cash dividends
 declared:
  Preferred
   stock              -           -          -           -          (42)         -          (42)
  Common stock        -           -          -           -      (93,284)         -      (93,284)
Purchase of
 500,317 shares
 of common stock      -           -          -           -            -    (14,717)     (14,717)
Retirement of
 treasury
 stock                -        (170)         -           -         (505)       675            -
Issuance of
 common stock
 under employee
 stock plans
 and for
 conversion of
 debentures           -       3,780      2,846           -       (6,101)    12,394       12,919
Stock split           -     287,579          -           -     (287,579)         -            -
Amortization of
 deferred
 compensation         -           -        506           -            -          -          506
Redemption of
 preferred
 stock          (37,605)          -          -           -       (4,174)         -      (41,779)
               --------   ---------  ---------  ----------  -----------  ---------  -----------
BALANCES AT
 SEPT. 30,
1993           $      -   $ 600,408  $ 541,449  $        -  $ 1,097,941  $ (30,510) $ 2,209,288
               ========   =========  =========  ==========  ===========  ========== ===========
BALANCES AT
 JANUARY 1,
  1994         $      -   $ 596,473  $ 524,186  $   27,473  $ 1,155,280  $(121,754) $ 2,181,658
Net income for
 1994                 -           -          -           -      290,645          -      290,645
Cash dividends
 declared on
 common stock         -           -          -           -     (107,724)         -     (107,724)
Purchase of
 1,601,164
 shares of
 common stock         -           -          -           -            -    (43,892)     (43,892)
Issuance of
 common stock:
  Employee
   stock plans        -           -        318           -       (2,964)     7,145        4,499
  Acquisition
   of Pacific
   Western            -           -          -           -       (3,858)   125,221      121,363
Amortization of
 deferred
 compensation         -           -        411           -            -          -          411
Change in
 unrealized
 gains/(losses)
 on investment
 securities
 available for
 sale                 -           -          -     (61,245)           -          -      (61,245)
               --------   ---------  ---------  ----------  -----------  ---------  -----------
BALANCES AT
 SEPT. 30,
 1994          $      -   $ 596,473  $ 524,915  $  (33,772) $ 1,331,379  $ (33,280) $ 2,385,715
               ========   =========  =========  ==========  ===========  ========== ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries
                                                        Nine Months Ended
                                                          September 30
                                                   ---------------------------
(in thousands)                                             1994           1993
                                                   ------------   ------------
OPERATING ACTIVITIES:
  Net income                                       $    290,645   $    250,548
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                          44,000         55,000
      Depreciation                                       44,320         41,016
      Net (increase) decrease in trading
        account securities                               (4,873)        98,966
      Net decrease in mortgages held for sale           222,102          4,242
      Net increase in accrued income receivable         (26,289)        (1,540)
      Net increase (decrease) in accrued expenses       (20,113)        15,468
      Net amortization of intangibles                    21,277         28,470
      Other, net                                        (27,893)       (92,405)
                                                   ------------   ------------
         Total adjustments                              252,531        149,217
                                                   ------------   ------------
           Net cash provided by operating
             activities                                 543,176        399,765
INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits
    with banks                                          751,112        416,107
  Net decrease in federal funds sold and
    securities purchased under agreements
    to resell                                         1,041,290         45,802
  Proceeds from sale of investment securities
    available for sale                                    1,509              -
  Proceeds from maturity of investment
    securities available for sale                       455,785              -
  Purchases of investment securities
    available for sale                               (1,147,791)             -
  Proceeds from maturity of investment
    securities held to maturity                       1,249,296      2,246,289
  Purchases of investment securities
    held to maturity                                 (2,125,409)    (3,332,236)
  Net increase in loans (other
    than purchased loans)                              (844,671)      (563,591)
  Purchase of loans                                    (227,192)       (20,226)
  Fixed assets, net                                     (65,452)       (51,411)
  Net increase in customers' liability
    on acceptances outstanding                             (290)       (16,143)
  Net cash provided by acquisitions                      58,626              -
                                                   ------------   ------------
           Net cash used in investing
             activities                                (853,187)    (1,275,409)
FINANCING ACTIVITIES:
  Net decrease in deposits                           (1,802,852)    (1,005,116)
  Net increase (decrease) in short-term
    borrowings                                          (77,988)     1,300,502
  Net decrease in acceptances outstanding                   290         16,143
  Proceeds from issuance of long-term debt            2,750,000        705,000
  Repayments and purchases of long-term
    debt                                               (608,175)      (173,788)
  Proceeds from issuance of common stock
    and other capital transactions                        4,910          8,329
  Purchase of common stock for treasury                 (43,892)       (14,717)
  Redemption of preferred stock                               -        (41,779)
  Dividends paid                                       (102,066)       (91,091)
                                                   ------------   ------------
           Net cash provided by financing
             activities                                 120,227        703,483
                                                   ------------   ------------
Net decrease in cash and due from banks                (189,784)      (172,161)
Cash and due from banks at beginning of year          1,600,695      1,579,742
                                                   ------------   ------------
Cash and due from banks at end of period           $  1,410,911   $  1,407,581
                                                   ============   ============
Interest paid                                      $    597,862   $    485,360
                                                   ============   ============
Income taxes paid                                  $    127,851   $     85,512
                                                   ============   ============
Noncash investing and financing activities:
  Loan transfers to other real estate              $     12,241   $     27,086
                                                   ============   ============
  Conversion of debentures to equity               $          -   $      5,095
                                                   ============   ============
  Treasury stock issued for acquisition            $    121,363   $          -
                                                   ============   ============
  Loan transfer to investment securities           $     91,538   $          -
                                                   ============   ============


Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation
      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Comerica Incorporated and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1993.

Note 2 - Investment Securities
      At September 30, 1994 investment securities having a carrying value of $6,175,807,000 were pledged where permitted or required by law to secure liabilities and public and other deposits including deposits of the State of Michigan of $34,738,000.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 3 - Allowance for Loan Losses
      The following analyzes the changes in the allowance for loan losses included in the consolidated balance sheets:

                                     1994         1993
(in thousands)                  ---------    ---------
Balance at January 1            $ 298,685    $ 308,007
Allowance acquired                 19,467            -
Loans charged off                 (60,863)     (81,193)
Recoveries on loans previously
  charged off                      26,673       24,078
                                ---------    ---------
  Net loans charged off           (34,190)     (57,115)
Provision for loan losses          44,000       55,000
                                ---------    ---------
Balance at September 30         $ 327,962    $ 305,892
                                =========    =========


Note 4 - Long-term Debt

      Long-term debt consisted of the following at September 30, 1994 and December 31, 1993:


(in thousands)                       Sept. 30, 1994      Dec. 31, 1993
                                     --------------    -----------------
9.75% subordinated notes
  due 1999                           $   74,579        $   74,511
10.125% subordinated debentures
  due 1998                               74,701            74,641
                                     ----------        ----------
      Total Parent Company              149,280           149,152

8.375% subordinated notes due 2024      147,690                 -
7.25% subordinated notes due 2002       148,738           148,619
Medium-term fixed rate notes bearing
  interest at rates ranging from 3.35%
  to 5.95% and maturing on dates
  ranging from 1994 through 1997      2,898,785           904,285
6.875% subordinated notes due 2008       98,970            98,913
7.125% subordinated notes due 2013      147,862           147,779
FDIC subordinated note due 1994
  to 1995                                 9,000             8,941
Notes payable bearing interest at
  rates ranging from 6.29% to 13%
  and maturing on dates ranging from
  1994 through 1996                       2,056             2,867
                                     ----------        ----------
      Total Subsidiaries              3,453,101         1,311,404
                                     ----------        ----------
Total Comerica Incorporated          $3,602,381        $1,460,556
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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives
      The Corporation utilizes various types of derivative products, primarily interest rate swaps, to manage the interest rate, currency and other market risks associated with assets and liabilities. The Corporation's use of derivatives takes place predominately in the interest rate markets and involves the use of forwards, futures, swaps, caps,
floors and options.   Corporate Policy allows only diminutive authority
limits for trading derivatives and, therefore, related notional values and gains and losses are insignificant.
      The notional, or contractual, amounts of the Corporation's off-balance-sheet derivative instrument portfolio are not indicative of the potential for gain or loss on such positions. Likewise, notional amounts do not represent the credit or market risks of the positions held. Credit risk is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. In order to minimize credit risk exposure, the Corporation evaluates the creditworthiness of all off-balance-sheet counterparties adhering to the same standards used in other credit transactions. In addition, Bilateral Collateral Agreements are in place with a substantial number of counterparties in order to minimize credit risk exposure and secure amounts due. At September 30, 1994 and December 31, 1993, the replacement cost of uncollaterized off-balance-sheet derivatives in an unrealized gain position approximated $12 million and $66 million, respectively.
      All of the Corporation's derivative contracts, excluding futures contracts which are exchange-traded, have been transacted with either major investment banks or commercial banks, resulting in some degree of liquidity. Since the Corporation uses derivatives to alter the interest and foreign exchange rate characteristics of underlying assets and liabilities, termination of a contract would be an unlikely event, and the Corporation always has the option of offsetting a contract with an opposite effect derivative product.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives (Continued)
      Summary information with respect to the Corporation's off-balance-sheet derivative activity follows:


                                        Nine Months
                                           Ended        Year Ended
                                       September 30,    December 31,
      (in millions)                         1994            1993
                                       ------------     ------------
      Notional balance at
        beginning of period              $  4,414         $  3,025
      Additions                            35,816           51,622
      Maturities/Amortizations            (35,138)         (50,233)
      Terminations                              -                -
                                         --------         --------
      Notional balance at end of period  $  5,092         $  4,414
                                         ========         ========

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives (Continued)
      The notional and fair values of the Corporation's off-balance-sheet derivatives instrument portfolio are shown below:

                               September 30, 1994    December 31, 1993
                               -------------------  -------------------
                               Notional       Fair  Notional       Fair
(in millions)                     Value      Value     Value      Value
                               --------     ------  --------     ------
Interest rate contracts
  Swaps:
    Variable rate asset
     designation:
       Generic receive fixed   $   50       $    1  $  550       $   18
       Amortized receive
         fixed                    328          (23)      -            -
       Index amortized
         receive fixed          2,008         (116)  1,883           24

    Fixed rate asset
     designation:
       Generic receive fixed       21            -     121            -
       Generic pay fixed          195            -     600          (13)
       Amortized receive fixed     17            -      21            -
       Amortized pay fixed          8            -       9            -

    Long-term debt designation:
       Generic receive fixed      675          (36)    375           14
       Generic pay fixed           25           (1)     25           (2)
       Floating/Floating          675           (1)     50            -

  Futures and forwards              -            -      65           63

  Caps written and purchased      355            3     339            1
                               ------       ------  ------       ------
    Total interest rate
      contracts                $4,357       $ (173) $4,038       $  105

Foreign exchange rate
  contracts
    Generic receive variable
      swap                         15            1      20            -
    Spot, forwards, and
      futures                     708            2     356            1
                               ------       ------  ------       ------
    Total exchange rate
      contracts                   735            3     376            1
                               ------       ------  ------       ------
Total derivatives contracts    $5,092       $ (170) $4,414       $  106
                               ======       ======  ======       ======

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives (Continued)
      The Corporation uses off-balance-sheet derivative products to manage on-balance-sheet exposure to changes in interest and foreign exchange rate risks; therefore, the unrealized gains or losses on derivatives are offset by the opposite effect to on-balance-sheet items. Unrealized gains and losses on off-balance-sheet derivative products at September 30, 1994 and December 31, 1993, are summarized as follows:

                                          September 30,    December 31,
    (in millions)                                1994           1993
                                          -------------     ------------
      Off-Balance-Sheet Derivatives:
          Unrealized gains                    $  15             $ 69
          Unrealized losses                    (188)             (23)
                                              -----             ----
          Net unrealized gain (loss)          $(173)            $ 46
                                              =====             ====

      Interest rate swap agreements involve the exchange of fixed and floating rate interest payments based on an underlying notional amount, and constitute a major portion of the Corporation's derivative portfolio. The Corporation utilizes swaps as an end-user to manage risk; therefore, net interest income is recognized as it accrues. For the nine months ended September 30, 1994, interest rate swaps generated $28 million of net interest income, compared to $21 million for the same period in 1993, and $32 million for the year ended December 31, 1993.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives (Continued)
      The table below summarizes the expected maturities and weighted average interest rates to be paid and received on the Corporation's interest rate swap portfolio as of September 30, 1994. A key assumption in the calculation of the table is that rates remain constant at September 30, 1994 levels.

                                                            1999-
(in millions)            1994   1995   1996   1997   1998   2013   Total
                        -----  -----  -----  -----  -----  -----  ------
Remaining Expected Maturity of Interest Rate Swaps:


Generic Receive Fixed
- ---------------------
Notional Amount           $21    $75    $50    $50     $-   $550    $746
Weighted Average:
  Receive Rate           5.85%  3.71%  8.00%  9.35%     -%  7.69%   7.37%
  Pay Rate               4.81   4.81   5.13   4.88      -   5.29    5.19

Generic Pay Fixed
- -----------------
Notional Amount           $10   $148    $60     $-     $-     $2    $220
Weighted Average:
  Receive Rate           4.88%  5.03%  5.10%     -%     -%  5.00%   5.04%
  Pay Rate               6.68   7.49   7.56      -      -   8.73    7.48

Amortizing Receive
Fixed-Generic
- -------------
Notional Amount           $31    $98    $24    $84   $100     $8    $345
Weighted Average:
  Receive Rate           4.75%  4.75%  4.58%  4.75%  4.75%  6.29%   4.77%
  Pay Rate               4.88   4.88   4.88   4.88   4.88   4.81    4.88

Amortizing Receive
Fixed-Index
- -----------
Notional Amount          $129   $384   $352   $774    $94   $275  $2,008
Weighted Average:
  Receive Rate           5.43%  5.49%  5.46%  5.19%  5.78%  5.70%   5.41%
  Pay Rate               4.97   4.96   4.95   4.89   5.04   5.06    4.95

Amortizing Pay Fixed
- --------------------
Notional Amount            $-     $-     $-     $-     $-     $8      $8
Weighted Average:
  Receive Rate              -%     -%     -%     -%     -%  4.81%   4.81%
  Pay Rate                  -      -      -      -      -   6.19    6.19

Floating/Floating
- -----------------
Notional Amount          $200   $475     $-     $-     $-     $-    $675
Weighted Average:
  Receive Rate           1.75%  4.74%     -%     -%     -%     -%   3.85%
  Pay Rate               4.86   5.27      -      -      -      -    5.15

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives (Continued)
      The Corporation's index amortizing swaps are interest rate swaps whose notional principal amortizes, or decreases, at a rate that varies with the level of a specified index according to a predetermined schedule. The majority of these swaps are indexed to short-term interest rates. Currently, the expected average life of all index amortizing swaps is approximately 2 years with a stated maturity that averages 3 years.
      LIBOR is the basis of the variable rate portion of all the Corporation's interest rate swaps. The Corporation's basis swaps (receiving floating/paying floating) convert variable rate debt based on prime and Treasury bills as well as range-based floating rate debt into variable rate debt based on LIBOR.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Comerica Incorporated reported net income of $101 million for the third quarter of 1994, an increase of 20 percent compared to $84 million reported for the comparable period in 1993. Net income was $0.84 per share for the third quarter of 1994, compared to $0.70 per share a year ago. Return on average common shareholders' equity was 17.11 percent and return on average assets was 1.27 percent for the third quarter, compared to 15.44 percent and 1.25 percent, respectively, for the same period in 1993.
      Net income for the nine months ended September 30, 1994, was $2.46 per share, or $291 million, representing an 18 percent increase per share from net income of $2.09 per share, or $251 million, for the corresponding period in 1993. Return on equity was 16.94 percent and return on assets was 1.24 percent, compared to 15.73 percent and 1.25 percent, respectively, for the first nine months in 1993.

Acquisitions

      On March 31, 1994, the Corporation completed the acquisition of the $1 billion Pacific Western Bancshares (Pacific Western) in San Jose, California, for $121 million of common stock, in a transaction accounted for as a purchase. The second quarter was the first to include the operating results of Pacific Western.
      On August 4, 1994, the Corporation completed the acquisition of Lockwood Banc Group (Lockwood), in Houston, Texas, for $44 million in cash. The transaction was accounted for as a purchase. The financial condition of the corporation at September 30, 1994, reflects Lockwood's contribution of $324 million in assets, $179 million in loans, and $273 million in deposits.

Net Interest Income
      Net interest income for the third quarter of 1994, on a fully taxable equivalent (FTE) basis, rose to $319 million, an increase of $31 million, or 11 percent, versus the comparable period a year earlier. The rise in net interest income, primarily caused by acquisitions and strong growth in earning assets, was partially offset by a decline in the net interest margin. Total average earning assets increased $5 billion, or 19 percent, compared to last year's third quarter, due to acquisitions and growth in the commercial, residential mortgage, and international loan portfolios as well as the investment securities portfolio. Average loans were up $2 billion, or 11 percent, while average investment securities rose $3 billion, or 61 percent. The net interest margin fell 31 basis points to 4.35 percent from 4.66 percent a year ago, because growth in earning assets was funded by short-term liabilities. These funding sources yield a lower rate spread than deposit funding sources.
      For the first nine months of 1994, net interest income on an FTE basis totaled $936 million, an increase of $68 million, or 8 percent, compared to the same period in 1993. Average investment securities for the nine months ended September 30, 1994, increased $3 billion, or 53 percent, over the comparable period in 1993, while total average earning assets increased $4 billion, or 17 percent, resulting in a more desirable mix of earning assets. Average loans increased $2 billion, or 9 percent, due primarily to acquisitions and greater consumer demand. The net interest margin decreased 38 basis points to 4.34 percent for the first nine months of 1994 from 4.72 percent for the same period in 1993, because earning asset growth was funded by short-term liabilities which produce a lower rate spread than deposits.
      The Corporation, which was asset sensitive by approximately $50 million (after elasticity adjustments) as of September 30, 1994, expects to become more asset sensitive during the fourth quarter of 1994 as investment securities continue to runoff and the mix of earning assets moves toward a greater concentration of higher-yielding loans.

      The Rate-Volume Analyses, in Tables I and II, indicate the components of the change in net interest income (FTE), quarterly and year-to-date.

Provision for Loan Losses
      The provision for loan losses was $14 million in the third quarter of 1994 versus $15 million in the third quarter of 1993. For the nine months ended September 30, 1994, the provision was $44 million compared to $55 million in the same period last year. The provision is predicated upon maintaining an adequate allowance for loan losses, which is further discussed in the section entitled "Financial Condition." The reduction in the provision from prior year is due to a lower level of charge-offs as well as continued improvement in the quality of the loan portfolio.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Three Months Ended
                                 -------------------------------------------------------------
                                       September 30, 1994             September 30, 1993
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
- ----------------------------------------------------------------------------------------------
Loans                            $20,463     $  411      7.99%   $18,394     $  351      7.60%
Investment securities              8,228        129      6.24      5,114         84      6.55
Other earning assets                 479          7      5.92      1,086         11      3.94
- ----------------------------------------------------------------------------------------------
   Total earning assets           29,170        547      7.45     24,594        446      7.22

Interest-bearing deposits         16,743        136      3.34     15,967        121      3.19
Short-term borrowings              4,361         50      4.61      2,890         21      3.00
Long-term debt                     3,185         42      5.24      1,090         16      5.74
- ----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $24,289        228      3.73    $19,947        158      3.15
                                             -----------------               -----------------

Net interest income/
  Rate spread (FTE)                          $  319      3.72                $  288      4.07
                                             ======                          ======

FTE adjustment                               $    6                          $    8
                                             ======                          ======
Impact of net noninterest-
  bearing sources of funds                               0.63                            0.59
- ----------------------------------------------------------------------------------------------
Net interest margin as a percent
  of average earning assets (FTE)                        4.35%                           4.66%
==============================================================================================



                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                        $   19     $   41   $    60
Investment securities                             2         43        45
Other earning assets                              5         (9)       (4)
                                             ------------------------------
   Total earning assets                          26         75       101

Interest-bearing deposits                         8          7        15
Short-term borrowings                            12         17        29
Long-term debt                                   (1)        27        26
                                             ------------------------------
   Total interest-bearing sources                19         51        70
                                             ------------------------------

Net interest income/Rate spread (FTE)        $    7     $   24   $    31
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.

/TABLE

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Nine Months Ended
                                 -------------------------------------------------------------
                                      September 30, 1994              September 30, 1993
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
- ----------------------------------------------------------------------------------------------
Loans                            $19,825     $1,135      7.65%   $18,143     $1,044      7.69%
Investment securities              7,996        363      6.06      5,239        276      7.03
Other earning assets                 931         30      4.34      1,161         34      3.91
- ----------------------------------------------------------------------------------------------
   Total earning assets           28,752      1,528      7.10     24,543      1,354      7.37

Interest-bearing deposits         16,641        361      3.13     16,384        383      3.30
Short-term borrowings              4,948        142      3.84      2,655         58      2.92
Long-term debt                     2,298         89      5.19      1,004         45      5.95
- ----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $23,887        592      3.32    $20,043        486      3.24
                                             -----------------               ------------------


Net interest income/
  Rate spread (FTE)                          $  936      3.78                $  868      4.13
                                             ======                          ======

FTE adjustment                               $   18                          $   23
                                             ======                          ======
Impact of net noninterest-bearing
  sources of funds                                       0.56                            0.59
- ----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.34%                           4.72%
==============================================================================================



                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                        $    3     $   88    $   91
Investment securities                           (22)       109        87
Other earning assets                              3         (7)       (4)
                                             ------------------------------
   Total earning assets                         (16)       190       174

Interest-bearing deposits                       (25)         3       (22)
Short-term borrowings                            18         66        84
Long-term debt                                   (6)        50        44
                                             ------------------------------
   Total interest-bearing sources               (13)       119       106
                                             ------------------------------

Net interest income/Rate spread (FTE)        $   (3)    $   71    $   68
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.

Noninterest Income
      Noninterest income rose $2 million, after adjusting for the acquisitions of Pacific Western and Lockwood, to $112 million in the third quarter of 1994, a 2 percent increase versus the comparable period in 1993.
      The sale of international assets generated $1.5 million in gains during the third quarter of 1994. Other noninterest income increased $2 million, or 8 percent, primarily due to a $3.7 million gain on the sale of originated mortgage servicing rights (OMSRs). These increases were offset by a $1.5 million decline in fee income from fiduciary activities, service charges on deposits, and bank cards.
      On a year-to-date basis, noninterest income rose $4 million, or one percent, to $335 million, excluding the income associated with the acquisitions of Pacific Western and Lockwood. Increases in gains on the sale of securities and income from mortgage-related activities were the primary contributors to this growth.
      Gains realized on the sale of securities increased over the prior year nine-month period due to the sale of international assets as previously discussed. Other noninterest income increased $6 million, or 6 percent, over the corresponding period in 1993, benefiting from higher levels of mortgage-related income due to a $7 million gain on the sale of OMSRs. However, these increases were offset by a $3.7 million decrease in income generated from trust fees and service charges on deposits.

Noninterest Expenses
      Exclusive of the Pacific Western and Lockwood acquisitions, noninterest expenses decreased $5 million to $249 million for the third quarter of 1994, a 2 percent reduction from the same period in 1993, led by decreases in staff expenses and other noninterest expenses.
      Salaries and employee benefits expenses declined $0.8 million, excluding acquisitions, compared to the third quarter of 1993, benefiting from decreases in temporary staffing requirements as merger-related systems conversions are completed.

      Other noninterest expenses decreased $4 million, or 6 percent, on a quarter-to-quarter basis after adjusting for acquisitions, primarily due to a $2.3 million decrease in consultants fees as the need for merger-related consultation diminishes, and a $1.3 million reduction in legal fees caused mainly by a recovery in the third quarter of 1994 of fees expensed in prior years.
      Excluding the expenses associated with the acquisitions of Pacific Western and Lockwood, noninterest expenses decreased $8 million, or one percent, to $754 million for the nine months ended September 30, 1994, versus the comparable period a year ago. This decrease was primarily the result of reductions in salaries and employee benefits and other noninterest expenses. These reductions, however, were offset by an increase in equipment expense.
      Salaries and employee benefits expenses, on a year-to-date basis and excluding acquisitions, fell $8 million, or 2 percent, versus the first nine months of 1993, benefiting from a significant reduction in temporary staffing requirements related to the merger and $4 million of income received in connection with company-owned life insurance policies which have been in effect for approximately one year.
      The year-to-date increase in equipment expense of $3 million, or 6 percent, after adjusting for acquisitions, was a result of higher levels of depreciation expense related to newly acquired computer systems.
      Other noninterest expenses through September 30, 1994, decreased $1 million from the comparable period in 1993, excluding the impact of acquisitions, led by reductions in consultants fees and legal fees as previously discussed.

Provision for Income Taxes
      The provision for income taxes in the first nine months of 1994 and 1993 totaled $148 million and $110 million, respectively, an increase of $38 million, or 35 percent. The provision for income taxes differs from taxes calculated at the statutory rate, predominately due to tax-exempt income earned on state and municipal securities.

Financial Condition
      Total assets at September 30, 1994, rose $1.5 billion to $31.8 billion, a 5 percent increase since December 31, 1993.
      Earning assets grew 6 percent, or $1.5 billion, since year-end 1993, led by increases in the loan and investment securities portfolios, and partially offset by declines in interest-bearing deposits with banks and federal funds sold.
      Investment securities increased $1.1 billion, or 28 percent, since year-end 1993, largely as a result of increased purchases of U.S. Government Agency securities, which offer superior credit quality and relatively attractive yields.
      The $1.7 billion, or 9 percent, increase in the loan portfolio since December 31, 1993, was concentrated in commercial loans, which increased $700 million; commercial and residential mortgage loans, which increased $742 million; and consumer loans, which increased $267 million. The increases were attributable to acquisitions, strong demand for commercial loans, the purchase of two residential mortgage loan portfolios since year-end 1993, and growth in consumer demand for bank card and home equity loans.
      Liabilities increased $1.3 billion, or 5 percent, to $29.4 billion since December 31, 1993, mainly due to acquisitions. Increases in federal funds purchased and long-term debt occurred to provide an alternate source of funding in light of declines in the deposit base. These increases were partially offset by decreases in other borrowed funds and noninterest-bearing and foreign office deposits.

      Despite a $1.2 billion increase in federal funds purchased and securities sold under agreements to repurchase, short-term borrowings declined $217 million, or 4 percent, since December 31, 1993, due primarily to a decrease in the purchase of treasury, tax and loan funds within other borrowed funds totaling $1.6 billion.
      The Corporation's long-term debt increased $2.1 billion since year-end 1993, primarily because of the issuance of $2.6 billion of medium-term notes and $150 million of subordinated notes. This increase was partially offset by the maturity of $605 million of medium-term notes. An analysis of long-term debt is contained in the notes to the consolidated financial statements.

Allowance for Loan Losses and Nonperforming Assets
      The allowance for loan losses was $328 million at September 30, 1994, an increase of $29 million, or 10 percent, since December 31, 1993. As a percentage of total loans, the allowance was 1.58 percent at September 30, 1994, compared to 1.56 percent at December 31, 1993. Net charge-offs were $11 million for the third quarter of 1994, and $17 million for the comparable period a year ago. For the nine months ended September 30, 1994 and 1993, net charge-offs totaled $34 million and $57 million, respectively. An analysis of the allowance for loan losses is contained in the notes to the consolidated financial statements.
      Management determines the adequacy of the allowance for loan losses by applying projected loss ratios to the risk-ratings of loans, both individually and by category. The projected loss ratios incorporate a variety of factors such as recent loss experience, current economic conditions, trends in past due and nonaccrual amounts, risk characteristics of the various categories and concentrations of loans, and other factors.

      Nonperforming assets increased $5 million compared to December 31, 1993, and were categorized as follows:


(in thousands)                   Sept. 30, 1994    Dec. 31, 1993
                                 --------------    -------------
Nonaccrual loans:
  Commercial                     $  67,865         $  71,268
  International                          -               215
  Real estate construction           3,476            18,748
  Real estate mortgage
    (principally commercial)        88,240            63,688
                                 ---------         ---------
       Total nonaccrual loans      159,581           153,919
Reduced-rate loans                   2,477             5,057
                                 ---------         ---------
       Total nonperforming loans   162,058           158,976
Other real estate                   51,659            50,174
                                 ---------         ---------
  Total nonperforming assets     $ 213,717         $ 209,150
                                 =========         =========
Loans past due 90 days           $  46,607         $  45,880
                                 =========         =========

      Nonperforming assets as a percentage of total loans and other real estate at September 30, 1994 and December 31, 1993, were 1.02 percent and 1.09 percent, respectively.

Capital
      Shareholders' equity increased $204 million from December 31, 1993 to September 30, 1994, principally through retention of earnings and the issuance of $126 million of common stock in connection with employee stock plans and the acquisition of Pacific Western in the first quarter of 1994. The increase was partially offset by the repurchase of $44 million of common stock (1,601,164 shares) and a $61 million decrease in unrealized gains (losses) on investment securities available for sale.

      Capital ratios continue to comfortably exceed minimum regulatory requirements and were as follows:

                                         September 30,   December 31
                                             1994            1993
                                         -------------    ------------
Minimum leverage ratio (3.00 - minimum)       7.01%            7.04%
Tier 1 risk-based capital
  ratio (4.0 - minimum)                       8.40             8.21
Total risk-based capital
  ratio (8.0 - minimum)                      12.13            11.58

      At September 30, 1994, the capital ratios of all of the Corporation's banking subsidiaries exceeded the minimum ratios required of a "well capitalized" institution as defined in the final rule under FDICIA.

Other Matters
      As disclosed in Part I, Item 3 of Form 10-K for the year ended December 31, 1993, a lawsuit was filed on July 24, 1990, by the State of Michigan against Manufacturers Bank, N.A. (which was merged with and into Comerica Bank in September 1992) seeking to impose strict, joint, and several liabilities upon Manufacturers Bank pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act, and the Michigan Water Resources Commission Act. Plaintiff alleged that Manufacturers Bank was an operator of certain facilities which have environmental problems and that Manufacturers Bank had indicia of ownership under CERCLA. The facilities involved were actually owned and operated by Auto Specialties Manufacturing Company ("AUSCO"), now in bankruptcy.
      Plaintiff seeks cleanup costs and damages and has expressed the opinion that the claim will be well in excess of $30,000,000. On January 12, 1993, the United States District Court for the Western District of Michigan granted Comerica Bank its motion for summary judgment. The Attorney General has appealed the Court's order for summary judgment. Comerica's management believes that this action will not have a materially adverse effect on the Corporation's consolidated financial position, although it may, depending upon the amount of ultimate liability, if any, and the consolidated results of operations in the year of final resolution, have a materially adverse effect on the consolidated results of operations in that year.
      The Corporation entered into an Agreement and Plan of Merger on October 4, 1994, with the $422 million University Bank & Trust Company in Palo Alto, California, for the acquisition by Comerica of University Bank & Trust for approximately $73 million of Comerica common stock. Consummation of the transaction, subject to regulatory and shareholder approval, is expected in the second quarter of 1995, and is anticipated to be accounted for as a purchase.
      On November 4, 1994, the Corporation and Munder Capital Management announced a merger of the Corporation's investment advisory business with Munder Capital Management, Michigan's largest independent investment advisor with assets under management totaling $8 billion.
The merger will combine the Corporation's Woodbridge Capital Management and World Asset Management subsidiaries and Munder Capital Management, forming a money management firm with $30 billion in assets under management. Munder Capital Management will hold a majority interest in the resulting partnership, which will retain the Munder Capital
Management name, and Comerica will hold a minority interest.   The
merger is subject to regulatory approval, which is expected by year-end.

PART II

ITEM 6.  Exhibits


(a)  Exhibits

     11.  Statements re:  computation of earnings per share


(b)  Reports on Form 8-K

     None

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




Date:  November 8, 1994