Form 10-K
COMERICA INC /NEW/
filed 1995-03-29
CIK 28412

FORM 10-K: COMERICA INCORPORATED AND SUBSIDIARIES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required). For the fiscal year ended December 31, 1994.

Commission file number 1-10706

Comerica Incorporated
Comerica Tower at Detroit Center
500 Woodward Avenue,
Detroit, Michigan 48226
313-222-4000

Incorporated in the State of Delaware, IRS Employer Identification No.
38-1998421.

Securities registered pursuant to Section 12(b) of the Act:

- Common Stock, $5 par value
- Rights to acquire Series C Preferred Stock, no par value

These securities are registered on the New York Stock Exchange. Securities registered pursuant to Section 12(g) of the Act:

- 10.125 percent Subordinated Debentures due in 1998

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

At February 13, 1995, the registrant's common stock, $5 par value, held by nonaffiliates had an aggregate market value of $3,025,547,004 based on the closing price on the New York Stock Exchange on that date of $27.375 per share and 110,522,265 shares of common stock held by nonaffiliates. For purposes of this Form 10-K only, it has been assumed that all common shares held by the Trust Department of Comerica affiliated banks and by the registrant's directors and executive officers are held by affiliates.

At February 13, 1995, the registrant had outstanding (exclusive of treasury shares) 116,773,798 shares of its common stock, $5 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

1. PARTS I AND II:

Items 1-8--Annual Report to Shareholders for the year ended December 31, 1994.

Item 9--Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 1995.

2. PART III:

Items 10-13--Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 1995.

PART I

ITEM 1. BUSINESS

GENERAL

Comerica Incorporated ("Comerica" or the "Corporation") is a registered bank holding company incorporated under the laws of the State of Delaware, headquartered in Detroit, Michigan, and was formed in 1973 to acquire the outstanding common stock of Comerica Bank (formerly Comerica Bank-Detroit), a Michigan banking corporation ("Comerica Bank"). As of December 31, 1994, Comerica owned directly or indirectly all the outstanding common stock (except for directors' qualifying shares, where applicable) of seven banking and forty-nine non-banking subsidiaries. At December 31, 1994, Comerica had total assets of approximately $33.4 billion, total deposits of approximately $22.4 billion, total loans (net of unearned income) of approximately $22.2 billion, and shareholders' equity of approximately $2.4 billion. At December 31, 1994, Comerica was the second largest bank holding company headquartered in Michigan in terms of both total assets and total deposits.

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

FORM 10-K:  COMERICA INCORPORATED AND SUBSIDIARIES

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

ACQUISITIONS AND JOINT VENTURE

On September 8, 1993, Comerica, Pacific Western Bancshares, Inc., a Delaware Corporation and bank holding company ("PAC WEST"), Pacific Western Bank, a California state chartered bank and wholly owned subsidiary of PAC WEST ("PWB"), and Comerica California Incorporated, a California corporation, bank holding company and wholly owned subsidiary of the Corporation ("COM CAL"), entered into an Agreement and Plan of Reorganization and Merger providing for, among other things, the merger of COM CAL into PAC WEST with PAC WEST being the surviving corporation under the charter and bylaws of COM CAL and the name "Comerica California Incorporated." The merger of COM CAL into PAC WEST was completed on March 30, 1994 and was accounted for as a purchase. PAC WEST shareholders received common stock of the Corporation valued at approximately $121 million. At December 31, 1993, PAC WEST had assets of approximately $1 billion. PWB merged into Comerica Bank-California on June 30, 1994.
         On April 4, 1994, Comerica, Michigan National Corporation, a Michigan corporation and a bank holding company ("MNC"), Lockwood Banc Group, Inc., a Michigan corporation, wholly owned subsidiary of MNC and a registered bank holding company ("Lockwood") and Lockwood National Bank of Houston, a national banking association and wholly owned subsidiary of Lockwood ("LNB") entered into a Stock Purchase Agreement whereby Comerica purchased from MNC all of the issued and outstanding stock of Lockwood and LNB. The purchase was completed on August 4, 1994 for a purchase price of approximately $44 million in cash. At June 30, 1994, Lockwood had assets of approximately $318 million. Comerica contributed the stock of LNB to Comerica Texas Incorporated its wholly owned bank holding company in Texas. LNB merged into Comerica Bank-Texas on December 16, 1994.
         On October 4, 1994, Comerica, University Bank & Trust Company, a California bank ("UBT") and Comerica Interim Incorporated, a California corporation and wholly owned subsidiary of Comerica ("Interim") entered into an Agreement and Plan of Reorganization and Merger providing for, among other things, the merger of UBT into Interim with UBT being the surviving corporation. Subsequent to the merger of UBT into Interim, UBT may, at the Corporation's election, be merged into a subsidiary of the Corporation. UBT shareholders will receive approximately 2.7 million shares of Comerica common stock. The transaction is subject to regulatory approval and is expected to be completed in the spring of 1995. As of December 31, 1994, UBT had total assets of approximately $460 million.
         On November, 2, 1994, Comerica and Munder Capital Management, Inc., a Delaware corporation and registered investment adviser located in the Detroit, Michigan metropolitan area ("Munder"), entered into a Joint Venture Agreement providing for the combination of the investment advisory businesses of Munder and two investment advisory subsidiaries of Comerica: Woodbridge Capital Management, Inc. ("Woodbridge") and World Asset Management, Inc. ("World"). As of December 31, 1994, the joint venture became effective with the formation of a partnership, Munder Capital Management, that succeeded to the investment advisory businesses of Munder, Woodbridge, and World. Munder now holds a majority interest in Munder Capital Management, and Comerica holds a minority interest.

SUPERVISION AND REGULATION

Banks, bank holding companies and financial institutions are highly regulated at both the state and federal level. As a bank holding company, Comerica is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "Act"). Under the Act, the Corporation is prohibited, with certain exceptions, from acquiring or retaining direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging in activities other than those of banking or of managing or controlling banks, other than subsidiary companies and activities which the Federal Reserve Board determines to be so closely related to the business of banking as to be a proper incident thereto.
         Comerica Bank is chartered by the State of Michigan and is supervised and regulated by the Financial Institutions Bureau of the State of Michigan. Comerica Bank-Texas is chartered by the State of Texas and is supervised and regulated by the Texas Department of Banking. Comerica Bank-Midwest, N.A. and Comerica Bank-Ann Arbor, N.A. are chartered under federal law and subject to supervision and regulation by the Office of the Comptroller of the Currency. Comerica Bank-California is chartered and regulated by the State of California. Comerica Bank & Trust, FSB is chartered under federal law and subject to supervision and regulation by the Office of Thrift Supervision. Comerica Bank-Illinois is chartered by the State of Illinois and is regulated by the State of Illinois Commissioner of Banks and Trust Companies. Comerica Bank, Comerica Bank-Illinois, Comerica

FORM 10-K:  COMERICA INCORPORATED AND SUBSIDIARIES


Bank-Midwest, N.A. and Comerica Bank-Ann Arbor, N.A. are members of the Federal Reserve System. State member banks are also regulated by the Federal Reserve Bank and state non-member banks are also regulated by the Federal Deposit Insurance Corporation. The deposits of all the banks, except for Comerica Bank & Trust, FSB, are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation to the extent provided by law. The deposits of Comerica Bank & Trust, FSB, are insured by the Savings Association Insurance Fund to the extent provided by law.
         Comerica is a legal entity separate and distinct from its banking and other subsidiaries. Most of Comerica's revenues result from dividends paid to it by its bank subsidiaries. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks to Comerica as well as by Comerica to its shareholders.

INTERSTATE BANKING AND BRANCHING

On September 29, 1994, the Riegle/Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was signed into law. This Interstate Act effectively permits nationwide banking. The Interstate Act provides that one year after enactment, adequately capitalized and adequately managed bank holding companies may acquire banks in any state, even in those jurisdictions that currently bar acquisitions by out-of-state institutions, subject to deposit concentration limits. The deposit concentration limits provide that regulatory approval by the Federal Reserve Board may not be granted for a proposed interstate acquisition if after the acquisition, the acquiror on a consolidated basis would control more than 10 percent of the total deposits nationwide or would control more than 30 percent of deposits in the state where the acquiring institution is located. The deposit concentration state limit does not apply for initial acquisitions in a state and in every case, may be waived by the state regulatory authority. Interstate acquisitions are subject to compliance with the Community Reinvestment Act ("CRA"). States are permitted to impose age requirements not to exceed five years on target banks for interstate acquisitions. States are not allowed to opt-out of interstate banking.
         Branching between states may be accomplished either by merging separate banks located in different states into one legal entity, or by establishing de novo branches in another state. Consolidation of banks is not permitted until June 1, 1997 provided that the state has not passed legislation "opting-out" of interstate branching. If a state opts-out prior to June 1, 1997, then banks located in that state may not participate in interstate branching. Interstate branching is also subject to a 30 percent statewide deposit concentration limit on a consolidated basis, and a 10 percent nationwide deposit concentration limit. The laws of the host state regarding community reinvestment, fair lending, consumer protection (including usury limits) and establishment of branches shall apply to the interstate branches.
         De novo branching by an out-of-state bank is not permitted unless the host state expressly permits de novo branching by banks from out-of-state. The establishment of an initial de novo branch in a state is subject to the same conditions as apply to initial acquisition of a bank in the host state other than the deposit concentration limits.
         Effective one year after enactment, the Interstate Act permits bank subsidiaries of a bank holding company to act as agents for affiliated depository institutions in receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans and other obligations. A bank acting as agent for an affiliate shall not be considered a branch of the affiliate. Any agency relationship between affiliates must be on terms that are consistent with safe and sound banking practices. The authority for an agency relationship for receiving deposits includes the taking of deposits for an existing account but is not meant to include the opening or origination of new deposit accounts. Subject to certain conditions, insured saving associations which were affiliated with banks as of June 1, 1994, may act as agents for such banks. An affiliate bank or saving association may not conduct any activity as an agent which such institution is prohibited from conducting as principal.
         If an interstate bank decides to close a branch located in a low- or moderate-income area, it must comply with additional branch closing notice requirements. The appropriate regulatory agency is authorized to consult with community organizations to explore options to maintain banking services in the affected community where the branch is to be closed.
         To ensure that interstate branching does not result in taking deposits without regard to a community's credit needs, the regulatory agencies are directed to implement regulations prohibiting interstate branches from being used as "deposit production offices." The regulations to implement its provisions are due by June 1, 1997. The regulations must include a provision to the effect that if loans made by an interstate branch are less than fifty percent of the average of all depository institutions in the state, then the regulator must review the loan portfolio of the branch. If the regulator determines that the branch is not meeting the credit needs of the community, it has the authority to close the branch and to prohibit the bank from opening new branches in that state.

FORM 10-K:  COMERICA INCORPORATED AND SUBSIDIARIES


         When the interstate banking provisions become effective in one year, Comerica will have enhanced opportunities to acquire banks in any state subject to approval by the appropriate federal and state regulatory agencies. When the interstate branching provisions become effective in June 1997, Comerica will have the opportunity to consolidate its affiliate banks to create one legal entity with branches in more than one state should management decide to do so, or to establish branches in different states, subject to any state opt-out provisions. The agency authority permitting Comerica affiliate banks to act as agents for each other in accepting deposits or servicing loans should make it more convenient for customers of one Comerica bank to transact their banking business at a Comerica affiliate in another state provided that operations are in place to facilitate these out of state transactions.

DIVIDENDS

Each state bank subsidiary that is a member of the Federal Reserve System and each national banking association is required by federal law to obtain the prior approval of the Federal Reserve Board or the Office of the Comptroller of the Currency, as the case may be, for the declaration and payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).
         Under the foregoing dividend restrictions, at January 1, 1995 Comerica's subsidiary banks, without obtaining governmental approvals, could declare aggregate dividends of approximately $153 million from retained net profits of the preceding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 1995 through the date of declaration. Dividends paid to Comerica by its subsidiary banks amounted to $293 million in 1994 and $311 million in 1993.

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

FDICIA

In December 1991, FDICIA was enacted, substantially revising the bank regulatory and funding provisions of the Federal Deposit Insurance Act and making revisions to several other federal banking statutes.
         Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure and a leverage ratio capital measure, and certain other factors.
         Regulations establishing the specific capital tiers provide that, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent, and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent, and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under these regulations, the banking subsidiaries of Comerica would be considered to be well capitalized as of December 31, 1994.
         FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are

FORM 10-K:  COMERICA INCORPORATED AND SUBSIDIARIES

subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
         Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.
         Under FDICIA, the FDIC is permitted to provide financial assistance to an insured bank before appointment of a conservator or receiver only if (i) such assistance would be the least costly method of meeting the FDIC's insurance obligations, (ii) grounds for appointment of a conservator or a receiver exist or are likely to exist, (iii) it is unlikely that the bank can meet all capital standards without assistance and (iv) the bank's management has been competent, has complied with applicable laws, regulations, rules and supervisory directives and has not engaged in any insider dealing, speculative practice or other abusive activity.
         FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and other standards as they deem appropriate. Because such standards have been proposed but not yet finalized, management is unable to assess their impact.
         FDICIA also contains a variety of other provisions that may affect the operations of depository institutions including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to the brokered deposit prohibition, Comerica Bank is well capitalized and may accept brokered deposits without restriction.

FDIC INSURANCE ASSESSMENTS

Comerica's subsidiary banks are subject to FDIC deposit insurance assessments. On January 1, 1994, a permanent risk-based deposit premium assessment system became effective under which each depository institution is placed in one of nine assessment categories based on certain capital and supervisory measures. The assessment rates under the system range from 0.23 percent to 0.31 percent of domestic deposits depending upon the assessment category into which the insured institution is placed. Based on the current FDIC proposal, it is probable that such assessments will decrease in the future. Any decrease in assessments could have a positive impact on Comerica's results of operations.

COMPETITION

Banking is a highly competitive business. The Michigan banking subsidiary of the Corporation competes primarily with Detroit and outstate Michigan banks for loans, deposits and trust accounts. Through its offices in Arizona, California, Colorado, Florida, Indiana, Illinois, Ohio and Texas, Comerica competes with other financial institutions for various types of loans. Through its Florida subsidiary, Comerica competes with many companies, including financial institutions, for trust business.
         At year-end 1994, Comerica Incorporated was the second largest bank holding company located in Michigan in terms of total assets and deposits. Based on the Interstate Act as described above, the Corporation believes that the level of competition in all geographic markets will increase in the future. Comerica's banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies and credit unions.

EMPLOYEES

As of December 31, 1994, Comerica and its subsidiaries had 11,239 full-time and 2,259 part-time employees.

FORM 10-K:  COMERICA INCORPORATED AND SUBSIDIARIES



ITEM 2. PROPERTIES

The executive offices of the Corporation are located in the Comerica Tower at Detroit Center in Detroit, Michigan. Comerica and its subsidiaries occupies 15 floors of the building, which it leases through Comerica Bank from an unaffiliated third party. This lease extends through January 2007. As of December 31, 1994, Comerica Bank operated 310 offices within the State of Michigan, of which 228 were owned and 82 were leased. Seven other banking affiliates operate 146 offices in California, Florida, Illinois and Texas. The affiliates own 58 of their offices and lease 88 offices. One banking affiliate also operates from leased space in Toledo, Ohio.
         In addition, the Corporation owns an operations and check processing center in Livonia, Michigan, a ten-story building in the central business district of Detroit that houses certain departments of the Corporation and Comerica Bank, and a four-story building in Auburn Hills, Michigan, that houses a mortgage subsidiary of Comerica Bank and certain other departments of the Corporation and Comerica Bank.
         In 1983, Comerica entered into a sale/leaseback agreement with an unaffiliated party covering an operations center which was built in Auburn Hills, Michigan, and now is occupied by various departments of the Corporation and Comerica Bank.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At January 31, 1995, there were approximately 16,472 holders of the Corporation's common stock.
         Quarterly cash dividends were declared during 1994 and 1993 totaling $1.24 and $1.07 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Corporation's common stock as reported on the NYSE Composite Transactions Tape for all quarters of 1994 and 1993. All of the prices are adjusted for the January 4, 1993 two-for-one stock split.


                                           Dividend        Dividend*
Quarter          High     Low              Per Share       Yield
1994
Fourth           $28.250  $24.125           $.32           4.9%
Third             31.250   27.750            .32           4.3
Second            30.875   25.125            .32           4.6
First             28.250   25.250            .28           4.2

1993
Fourth           $29.000  $25.125           $.28           4.1%
Third             31.500   26.875            .28           3.8
Second            35.250   27.625            .26           3.3
First             33.375   28.750            .26           3.3

* Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.

FORM 10-K CROSS-REFERENCE INDEX: COMERICA INCORPORATED AND SUBSIDIARIES

Certain information required to be included in Form 10-K is also included in the 1994 Annual Report to Shareholders or in the 1995 Proxy Statement used in connection with the 1995 annual meeting of shareholders to be held on May 19, 1995.
         The following cross-reference index shows the page location in the 1994 Annual Report or the section of the 1995 Proxy Statement of only that information which is to be incorporated by referenced into Form 10-K. All other sections of the 1994 Annual Report or the 1995 Proxy Statement are not required in Form 10-K and should not be considered a part thereof.

                                                                                            1995                1994
                                                                                            Proxy             Annual
                                                                                            Statement         Report
                                                                                            Section
--------------------------------------------------------------------------------------------------------------------
             PART I
ITEM 1.      Business...........................................................................................  61
ITEM 2.      Properties...............................................................,.........................  66
ITEM 3.      Legal Proceedings..................................................................................  52
ITEM 4.      Submission of Matters to a Vote of Security Holders--no matters were voted upon by security holders in the fourth quarter of 1994

             PART II
ITEM  5.     Market for Registrant's Common Equity and Related Stockholder Matters..............................  66
ITEM  6.     Selected Financial Data............................................................................  18
ITEM  7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..............  18
ITEM  8.     Financial Statements and Supplementary Data:
             Comerica Incorporated and  Subsidiaries
                Consolidated Balance Sheets.....................................................................  38
                Consolidated Statements of Income...............................................................  39
                Consolidated Statements of Changes in Shareholders' Equity......................................  40
                Consolidated Statements of Cash Flows...........................................................  41
             Notes to Consolidated Financial Statements.........................................................  42
             Report of Independent Auditors.....................................................................  57

             Statistical Disclosure by Bank Holding Companies:
                Analysis of Net Interest Income--FTE............................................................  20
                Rate-Volume Analysis--FTE.......................................................................  21
                Analysis of Investment Securities Portfolio--FTE................................................  28
                Analysis of Investment Securities and Loans.....................................................  27
                Allocation of The Allowance for Loan Losses.....................................................  28
                Loan Maturities and Interest Rate Sensitivity...................................................  27
                Summary of Nonperforming Assets and Past Due Loans..............................................  31
                Cross-border Outstandings.......................................................................  26
                Analysis of The Allowance for Loan Losses.......................................................  23
                Maturity Distribution of Domestic Certificates of Deposit of $100,000 and Over..................  29
                Historical Review--Statistical Data.............................................................  60
ITEM  9.     Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure--none

             PART III
ITEM  10.    Directors and Executive Officers of the Registrant................. Election of Directors;
                                                                                 Executive Officers; Compliance
                                                                                 with section 16(A) of the
                                                                                 Securities Exchange Act of 1934
ITEM 11.     Executive Compensation............................................. Compensation of Executive Officers
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management..... Identification of Certain
                                                                                 Security Holders,Security
                                                                                 Ownership of Management
ITEM  13.    Certain Relationships and Related Transactions....................  Transactions of Directors, and
                                                                                 Executive Officers with the
                                                                                 Corporation; Compensation Committee
                                                                                 Interlocks and Insider Participation




FORM 10-K CROSS-REFERENCE INDEX: COMERICA INCORPORATED AND SUBSIDIARIES


PART IV                                                                                                              1994
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

                                  Exhibits:

                      Exhibit     Document*
                      Number
                      3.1         Restated Certificate of Incorporation of Comerica
                                  Incorporated, as amended ******
                      3.2         Amended and restated bylaws of Comerica Incorporated ******
                      4.1         Rights Agreement between Comerica Incorporated and
                                  Comerica Bank**
                      4.2         Issuing and Paying Agency Agreement between
                                  Comerica Bank, as Issuer and Comerica Bank, as Agent
                      10.1        Comerica Incorporated Long-term Incentive Plan***
                      10.2        Summary of Comerica Incorporated Annual Incentive
                                  Compensation Plan***
                      10.3        Comerica Incorporated Plan for Deferring the Payment
                                  of Directors Fees***
                      10.4        Benefit Equalization Plan for Employees of
                                  Comerica Incorporated
                      10.5        Comerica Incorporated's Directors Retirement Plan****
                      10.6        Manufacturers National Corporation's 1987 and 1989
                                  Stock Option Plans for Key Employees*****
                      10.7        Manufacturers National Corporation's Executive
                                  Incentive Plan****
                      10.8        Manufacturers National Corporation's Key Employee
                                  Retention Plan****
                      10.9        Form of Management Continuation Agreement between
                                  registrant and listed officers, October 1987***
                      10.10       Form of Director Indemnification Agreement between
                                  Comerica Incorporated and its directors, dated April
                                  1987*****
                      10.11       Employment Continuation Agreement with Eugene A.
                                  Miller****
                      10.12       Comerica Incorporated Deferred Compensation Plan******
                      11.         Statement regarding Computation of Per Share Earnings  ..........................     46
                      13.         The required portions of the registrant's 1994
                                  Annual Report to Shareholders
                      21.         Subsidiaries of the Corporation
                      23.         Consent of Ernst & Young LLP

                 (b)   No reports on Form 8-K were filed by the Corporation during the last quarter of 1994.

                 Signatures  ......................................................................................     69

             * This copy of the 1994 Annual Report and Form 10-K does not include any exhibits. Copies of the listed exhibits will be furnished to shareholders upon request. Requests should be directed to Comerica Incorporated, Corporate Secretary, 500 Woodward Avenue, Detroit, Michigan 48226-3391.

            ** Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1987--Commission File Number 0-7269.

           *** Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1991--Commission File Number 0-7269.

          **** Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1992--Commission File Number 0-7269.

         ***** Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1989--Commission File Number 0-7269.

        ****** Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1993--Commission File Number 0-7269.

FORM 10-K: COMERICA INCORPORATED AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Detroit, State of Michigan on the 17th day of March, 1995.


COMERICA INCORPORATED

    Eugene A. Miller
Eugene A. Miller
Chairman and Chief Executive Officer


    Paul H. Martzowka
Paul H. Martzowka
Executive Vice President and Chief Financial Officer


    Arthur W. Hermann
Arthur W. Hermann
Senior Vice President and Controller
(Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 17, 1995.

BY DIRECTORS

E. Paul Casey

James F. Cordes

J. Philip DiNapoli

Max M. Fisher

John D. Lewis

Patricia Shontz Longe, Ph.D.

Wayne B. Lyon

Gerald V. MacDonald

Eugene A. Miller

Michael T. Monahan

Alfred A. Piergallini

Alan E. Schwartz

Howard F. Sims

                                EXHIBIT INDEX



Exhibit
Number           Document
-------          --------
4.2              Issuing and Paying Agency Agreement

10.4             Benefit Equalization Plan for Employees of Comerica
                 Incorporated

13               The required portions of the registrant's 1994
                 Annual Report to Shareholders

21               Subsidiaries of Comerica Incorporated

23               Consent of Ernst & Young, LLP

27               Financial Data Schedule