Form 10-Q
period 1995-03-31
COMERICA INC /NEW/
filed 1995-05-12
CIK 28412

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1995

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

      $5 par value common stock:
          outstanding as of April 30, 1995:  118,194,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                         March 31,    December 31,     March 31,
(In thousands, except per share data)         1995            1994          1994
                                       -----------    ------------   -----------
ASSETS
Cash and due from banks                $ 1,628,359    $ 1,822,313    $ 1,586,946
Interest-bearing deposits with banks       180,710        378,873        791,607
Federal funds sold and securities
  purchased under agreements to
  resell                                    68,200         46,000        121,041
Trading account securities                   2,287          4,332          5,768
Mortgages held for sale                     49,300         91,547        194,817

Investment securities available
  for sale                               2,951,025      2,906,296      3,229,015
Investment securities held to
  maturity (estimated fair value
  of $4,830,368 at 3/31/95,
  $4,659,317 at 12/31/94 and
  $5,310,525 at 3/31/94)                 4,971,778      4,970,165      5,365,748
                                       -----------    -----------    -----------
     Total investment securities         7,922,803      7,876,461      8,594,763
Commercial loans                        11,160,791     10,633,808      9,450,856
International loans                      1,134,541      1,195,328      1,172,861
Real estate construction loans             471,488        413,987        399,478
Commercial mortgage loans                3,174,989      3,056,337      2,953,978
Residential mortgage loans               2,499,519      2,436,445      2,161,824
Consumer loans                           4,389,978      4,214,716      3,655,422
Lease financing                            265,458        258,625        204,187
                                       -----------    -----------    -----------
     Total loans                        23,096,764     22,209,246     19,998,606
Less allowance for loan losses            (335,272)      (326,195)      (319,586)
                                       -----------    -----------    -----------
     Net loans                          22,761,492     21,883,051     19,679,020
Premises and equipment                     460,137        437,757        414,461
Customers' liability on acceptances
  outstanding                               43,730         33,632         35,329
Accrued income and other assets            991,927        855,936        739,144
                                       -----------    -----------    -----------
     TOTAL ASSETS                      $34,108,945    $33,429,902    $32,162,896
                                       ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits (noninterest-
  bearing)                             $ 4,956,262    $ 5,257,396    $ 5,278,470
Interest-bearing deposits               15,102,206     14,741,438     15,056,736
Deposits in foreign offices              1,857,864      2,433,482      1,285,236
                                       -----------    -----------    -----------
     Total deposits                     21,916,332     22,432,316     21,620,442
Federal funds purchased and
  securities sold under
  agreements to repurchase               3,347,116      2,594,189      1,847,457
Other borrowed funds                     2,100,976      1,611,219      4,152,101
Acceptances outstanding                     43,730         33,632         35,329
Accrued expenses and other
  liabilities                              314,945        268,823        308,345
Medium- and long-term debt               3,873,123      4,097,943      1,885,478
                                       -----------    -----------    -----------
     Total liabilities                  31,596,222     31,038,122     29,849,152
Common stock - $5 par value:
  Authorized - 250,000,000 shares
  Issued-119,294,531 shares at
    3/31/95, 12/31/94 and 3/31/94          596,473        596,473        596,473
Capital surplus                            526,465        525,052        524,523
Unrealized gains and losses on
  investment securities available
  for sale                                 (31,327)       (55,039)         4,624
Retained earnings                        1,451,929      1,390,405      1,209,647
Less cost of common stock in
  treasury-1,129,549 shares at 3/31/95,
  2,382,333 shares at 12/31/94 and
  787,521 shares at 3/31/94                (30,817)       (65,111)       (21,523)
                                       -----------    -----------    -----------
     Total shareholders' equity          2,512,723      2,391,780      2,313,744
                                       -----------    -----------    -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY            $34,108,945    $33,429,902    $32,162,896
                                       ===========    ===========    ===========
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
                                            Three Months Ended
                                                 March 31
                                           --------------------
(In thousands, except per share data)          1995        1994
                                           --------    --------
INTEREST INCOME
Interest and fees on loans                 $489,743    $340,179
Interest on investment securities:
  Taxable                                   118,991      93,124
  Exempt from federal income tax              6,770       8,665
                                           --------    --------
       Total interest on investment
         securities                         125,761     101,789

Trading account interest                         51        (136)
Interest on federal funds sold and
  securities purchased under agreements
  to resell                                     728       2,468
Interest on time deposits with banks          4,200       7,365
Interest on mortgages held for sale           1,139       3,730
                                           --------    --------
       Total interest income                621,622     455,395

INTEREST EXPENSE
Interest on deposits                        171,825     118,699
Interest on short-term borrowings:
  Federal funds purchased and securities
     sold under agreements to repurchase     40,376      18,405
  Other borrowed funds                       30,401      20,195
Interest on medium- and long-term debt       64,740      22,291
Net interest rate swap (income)/expense       1,794     (14,486)
                                           --------    --------
       Total interest expense               309,136     165,104
                                           --------    --------
       Net interest income                  312,486     290,291
Provision for loan losses                    12,000      15,000
                                           --------    --------
       Net interest income after
         provision for loan losses          300,486     275,291

NONINTEREST INCOME
Income from fiduciary activities             30,741      32,005
Service charges on deposit accounts          31,847      29,174
Customhouse broker fees                       9,249       9,725
Revolving credit fees                        11,048       7,931
Securities gains                                201         424
Other noninterest income                     36,426      32,686
                                           --------    --------
       Total noninterest income             119,512     111,945

NONINTEREST EXPENSES
Salaries and employee benefits              137,107     131,704
Net occupancy expense                        24,267      24,578
Equipment expense                            17,029      16,197
FDIC insurance expense                       10,845      10,709
Telecommunications expense                    7,693       5,175
Other noninterest expenses                   71,448      63,343
                                           --------    --------
       Total noninterest expenses           268,389     251,706
                                           --------    --------
Income before income taxes                  151,609     135,530
Provision for income taxes                   51,587      44,667
                                           --------    --------
NET INCOME                                 $100,022    $ 90,863
                                           ========    ========
NET INCOME PER SHARE:
  Primary                                     $0.85       $0.79
  Fully diluted                               $0.85       $0.79
Primary average shares                      117,364     115,464

Cash dividends declared                     $37,216     $31,931
Dividends per share                           $0.32       $0.28

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries

                                              Unrealized                           Total
                        Common     Capital    Gains/      Retained     Treasury    Shareholders'
(in thousands)          Stock      Surplus    (Losses)    Earnings     Stock       Equity
                        ---------  ---------  ----------  -----------  ----------  ------------
BALANCES AT JANUARY 1,
  1994                  $ 596,473  $ 524,186  $  27,473   $ 1,155,280  $ (121,754) $ 2,181,658
Net income for 1994             -          -          -        90,863           -       90,863
Cash dividends declared
  on common stock               -          -          -       (31,931)          -      (31,931)
Purchase of 981,700
 shares of common
 stock                          -          -          -             -     (26,330)     (26,330)
 Issuance of common
 stock:
  Employee stock plans          -        178          -          (707)      1,340          811
  Acquisition of Pacific
   Western                      -          -          -        (3,858)    125,221      121,363
Amortization of deferred
 compensation                   -        159          -             -           -          159
Change in unrealized
 gains/(losses) on
 investment securities
 available for sale             -          -    (18,725)            -           -      (18,725)
                        ---------  ---------  ---------   -----------  ----------  ------------
BALANCES AT MARCH 31,
 1994                   $ 596,473  $ 524,523  $   8,748   $ 1,209,647  $  (21,523) $ 2,317,868
                        =========  =========  =========   ===========  ==========  ===========
BALANCES AT JANUARY 1,
 1995                   $ 596,473  $ 525,052  $ (55,039)  $ 1,390,405  $  (65,111) $ 2,391,780
Net income for 1995             -          -          -       100,022           -      100,022
Cash dividends declared
 on common stock                -          -          -       (37,216)          -      (37,216)
Purchase of 1,346,600
 shares of common stock         -          -          -             -     (36,623)     (36,623)
Issuance of common stock:
  Employee stock plans          -        437          -        (1,282)      2,224        1,379
  Acquisition of
   University Bank and
   Trust                        -        704          -             -      68,693       69,397
Amortization of deferred
 compensation                   -        272          -             -           -          272
Change in unrealized
 gains/(losses) on
 investment securities
 available for sale             -          -     23,712             -           -       23,712
                        ---------  ---------  ---------   -----------  ----------  -----------
BALANCES AT MARCH 31,
 1995                   $ 596,473  $ 526,465  $ (31,327)  $ 1,451,929  $  (30,817) $ 2,512,723
                        =========  =========  =========   ===========  ==========  ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries
                                                       Three Months Ended
                                                            March 31
                                                   ---------------------------
(in thousands)                                             1995           1994
                                                   ------------   ------------
OPERATING ACTIVITIES:
  Net income                                       $    100,022   $     90,863
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                          12,000         15,000
      Depreciation                                       15,284         14,215
      Net (increase) decrease in trading
        account securities                                2,045         (2,168)
      Net decrease in mortgages held for sale            42,247        135,850
      Net increase in accrued income receivable         (17,426)       (13,827)
      Net increase in accrued expenses                   71,836         62,138
      Net amortization of intangibles                     7,900          6,557
      Funding for postretirement benefits other
        than pensions                                   (75,000)             -
      Other, net                                        (46,470)         5,066
                                                   ------------   ------------
         Total adjustments                               12,416        222,831
                                                   ------------   ------------
           Net cash provided by operating
             activities                                 112,438        313,694
INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits
    with banks                                          198,163        234,866
  Net decrease in federal funds sold and
    securities purchased under agreements
    to resell                                            13,100        970,748
  Proceeds from sale of investment securities
    available for sale                                    8,928              -
  Proceeds from maturity of investment
    securities available for sale                        89,241        131,797
  Purchases of investment securities
    available for sale                                   (5,648)    (1,002,000)
  Proceeds from maturity of investment
    securities held to maturity                         157,197        655,278
  Purchases of investment securities
    held to maturity                                   (120,927)    (1,800,860)
  Net increase in loans (other
    than purchased loans)                              (645,568)      (236,522)
  Purchase of loans                                     (18,756)      (206,723)
  Fixed assets, net                                     (20,883)       (16,168)
  Net (increase) decrease in customers'
    liability on acceptances outstanding                (10,098)         2,883
  Net cash provided by acquisitions                      27,993         79,076
                                                   ------------   ------------
           Net cash used in investing
             activities                                (327,258)    (1,187,625)
FINANCING ACTIVITIES:
  Net decrease in deposits                             (934,724)      (102,749)
  Net increase in short-term borrowings               1,242,684        598,428
  Net increase (decrease) in
    acceptances outstanding                              10,098         (2,883)
  Proceeds from issuance of medium- and
    long-term debt                                      100,000        500,000
  Repayments and purchases of medium- and
    long-term debt                                     (324,820)       (75,078)
  Proceeds from issuance of common stock
    and other capital transactions                        1,651            970
  Purchase of common stock for treasury                 (36,623)       (26,330)
  Dividends paid                                        (37,400)       (32,176)
                                                   ------------   ------------
           Net cash provided by financing
             activities                                  20,866        860,182
                                                   ------------   ------------
Net decrease in cash and due from banks                (193,954)       (13,749)
Cash and due from banks at beginning of year          1,822,313      1,600,695
                                                   ------------   ------------
Cash and due from banks at end of period           $  1,628,359   $  1,586,946
                                                   ============   ============
Interest paid                                      $    297,703   $    159,842
                                                   ============   ============
Income taxes paid                                  $     50,756   $         76
                                                   ============   ============
Noncash investing and financing activities:
  Loan transfers to other real estate              $      3,323   $      1,629
                                                   ============   ============
  Treasury stock issued for acquisition            $     69,397   $    121,363
                                                   ============   ============
  Loan transfer to investment securities           $          -   $     91,538
                                                   ============   ============


Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation
      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Comerica Incorporated and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

Note 2 - Investment Securities
      At March 31, 1995 investment securities having a carrying value of $6,126,787,000 were pledged where permitted or required by law to secure liabilities and public and other deposits including deposits of the State of Michigan of $23,518,000.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 3 - Allowance for Loan Losses
      The following analyzes the changes in the allowance for loan losses included in the consolidated balance sheets:

                                     1995         1994
(in thousands)                  ---------    ---------
Balance at January 1            $ 326,195    $ 298,685
Allowance acquired                  3,260       16,517
Loans charged off                 (16,793)     (18,203)
Recoveries on loans previously
  charged off                      10,610        7,587
                                ---------    ---------
  Net loans charged off            (6,183)     (10,616)
Provision for loan losses          12,000       15,000
                                ---------    ---------
Balance at March 31             $ 335,272    $ 319,586
                                =========    =========

      The Corporation adopted Statement of Financial Accounting Standards
(SFAS) Nos. 114 and 118 relating to the accounting and disclosure for impaired loans effective January 1, 1995. The Statements consider a loan impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced rate loans are impaired and substandard loans are reviewed for possible impairment. The Statement excludes large groups of smaller-balance homogenous loans which are collectively evaluated for impairment such as residential mortgage and consumer loans.
      Loan impairment is measured using one of two methods. All collateral dependent loans, which represent 62 percent of total impaired loans, are evaluated based on the fair value of the related collateral. Remaining loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.
      Impaired loans, excluding residential mortgage and consumer loans, averaged $150 million for the three months ended March 31, 1995. Of the $149 million period-end impaired loans, approximately $79 million required and allowance for loan losses of $22 million according to SFAS No. 114 calculations. The remaining impaired loan balance represents loans for which the fair value exceeded the recorded investment in the loan;

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 3 - Allowance for Loan Losses (Continued) therefore a related allowance for loan losses is not required pursuant to the Statement.

Note 4 - Medium- and Long-term Debt
      Medium- and long-term debt consisted of the following at March 31, 1995 and December 31, 1994:

(in thousands)                       March 31, 1995      Dec. 31, 1994
                                     --------------    -----------------
Parent Company
9.75% subordinated notes
  due 1999                           $   74,624        $   74,601
10.125% subordinated debentures
  due 1998                               74,741            74,721
                                     ----------        ----------
      Total parent company              149,365           149,322

Subsidiaries
Subordinated notes:
8.375% subordinated notes due 2024      147,729           147,709
7.25% subordinated notes due 2002       148,817           148,777
6.875% subordinated notes due 2008       99,009            98,990
7.125% subordinated notes due 2013      147,918           147,890
FDIC subordinated note due 1995           4,500             4,500
                                     ----------        ----------
      Total subordinated notes          547,973           547,866

Medium-term notes:
Floating rate based on Treasury bill
  indices                             2,699,362         2,849,205
Floating rate based on Prime indices    200,000           299,988
Floating rate based on LIBOR indices     25,000            25,000
Fixed rate notes with interest rates
  ranging from 5.95% to 7.5%            249,577           224,610
                                     ----------        ----------
      Total medium-term notes         3,173,939         3,398,803

Notes payable bearing interest at
  rates ranging from 6.29% to 11.15%
  and maturing on dates ranging from
  1995 through 1996                       1,846             1,952
                                     ----------        ----------
      Total subsidiaries              3,723,758         3,948,621
                                     ----------        ----------
      Total medium- and long-term
        debt                         $3,873,123        $4,097,943
                                     ==========        ==========


Note 5 - Income Taxes

      The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the financial statements after deducting non-taxable items, principally interest income on state and municipal securities.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivative Financial Instruments

                                  March 31, 1995               December 31, 1994
                          Notional/                       Notional/
                          Contract   Unrealized    Fair   Contract   Unrealized    Fair
(in millions)             Amount    Gains  Losses  Value  Amount    Gains  Losses  Value
                          (1)       (2)            (3)    (1)       (2)            (3)
Risk Management
Derivatives
Interest rate contracts
  Swaps (4)               $3,331    $  4  $(172)  $(168)  $3,643    $  4   $(238) $(234)
  Caps purchased              25       -      -       -       50       -       -      -
  Caps written               155       1      -       1      198       -      (1)    (1)
Foreign exchange rate
  contracts
  Forward agreements         139       -     (4)     (4)      98       -      (1)    (1)
  Swaps                       33       8      -       8       25       -       -      -
Commitments
  To purchase securities      26       -      -       -        -       -       -      -
  To sell securities           3       -      -       -        -       -       -      -
  To sell loans               43       -     (1)     (1)      77       -       -      -
                          ------    ----  -----   -----   ------    ----   -----  -----
  Total risk management    3,755      13   (177)   (164)   4,091       4    (240)  (236)

Customer Initiated and
Other Derivatives
Interest rate contracts
  Options and caps written   565       -     (2)     (2)     321       -      (1)    (1)
  Options purchased            4       -      -       -        -       -       -      -
  Swaps                        6       -      -       -        7       -       -      -
Foreign exchange rate
  contracts
  Spot, forward, futures
    and options              524       6     (5)      1      503       5      (4)     1
                          ------    ----  -----   -----   ------    ----   -----  -----
  Total customer initiated
    and other              1,099       6     (7)     (1)     831       5      (5)     -
                          ------    ----  -----   -----   ------    ----   -----  -----
  Total derivatives       $4,854    $ 19  $(184)  $(165)  $4,922    $  9   $(245) $(236)
                          ======    ====  =====   =====   ======    ====   =====  =====

(1)  The notional or contract amounts of derivative financial instruments represent the extent of the Corporation's involvement in such transactions.  These amounts are generally used as a point of reference for calculating the amounts to be exchanged in accordance with the terms of the agreement and, therefore, are not reflected in the consolidated balance sheets.  The potential for gain or loss associated with the credit or market risks inherent in such transactions is significantly less than the notional or contract amounts.

(2)  Represents credit risk exposure which is measured as the cost to replace, at current market rates, contracts in a profitable position.  Credit risk amounts are calculated before consideration is given to bilateral collateral agreements with counterparties that effectively reduce credit risk.

(3)  The fair values of derivatives generally represent the estimated amounts the Corporation would receive or pay to terminate or otherwise settle the contracts at the balance sheet date.
Where available, quoted market rates or prices, current settlement values, pricing models or formulas using current assumptions were used to determine fair value.  Customer initiated derivatives are carried at fair value in the consolidated balance sheets.

(4)  Includes the notional amount of index amortizing swaps of $1,886 million and $1,936 million at March 31, 1995 and December 31, 1994, respectively.  These swaps had net unrealized losses of
$76 million and $133 million at March 31, 1995 and December 31, 1994, respectively.  As of March
31, 1995, index amortizing swaps had an average expected life of approximately 2.17 years with a stated maturity that averaged 2.73 years.
/TABLE

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivative Financial Instruments (Continued) Risk Management Derivatives
      Interest rate risk arises in the normal course of business to the extent there is a difference between the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. This gap in the balance sheet structure reflects the Corporation's sensitivity to a change in interest rates. The principal objectives of asset and liability management are to (1) provide maximum levels of net interest income while operating within acceptable ranges for interest rate sensitivity and (2) ensure adequate levels of liquidity and funding. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies.
Although certain on-balance-sheet instruments, such as fixed-rate investment securities, are used to manage interest rate and liquidity risks, off-balance-sheet derivative financial instruments permit the Corporation to manage exposure to interest and foreign exchange rate risks without significantly impacting balance sheet leverage and liquidity.
      In connection with asset and liability management, the Corporation's use of derivatives takes place predominately in the interest rate markets and mainly involves interest rate swaps, both amortizing and non-amortizing. Other derivative financial instruments which may be used for risk management purposes include interest rate caps, forward and futures interest and foreign exchange rate contracts, foreign exchange rate swaps, commitments to purchase and sell securities and commitments to sell mortgage loans.
      Interest rate swaps effectively change the interest rate characteristics of certain assets and liabilities (for example, from a floating rate to a fixed rate, a fixed rate to a floating rate, or from one floating rate index to another). Interest rate swaps allow the Corporation to achieve a better match between the rate maturity of loans and their funding sources, which reduces the sensitivity of net interest income to interest rate changes.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance-Sheet Derivative Financial Instruments (Continued) The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of March 31, 1995. The swaps are grouped by the assets or liabilities to which they have been designated.

                                                                  2000-         Dec. 31,
(dollar amounts in millions)     1995  1996   1997    1998  1999  2014  Total       1994

Variable rate asset designation:
  Receive fixed swaps
    Generic                      $  -  $ 50   $    -  $  -  $  -  $  -  $   50  $   50
    Amortizing                     69    16       84   101     -     -     270     297
    Index Amortizing              110   220    1,068   102    75   311   1,886   1,936

    Weighted average: (1)
      Receive rate               5.35% 5.97%    5.15% 5.36% 5.89% 5.58%   5.38%   5.38%
      Pay rate                   6.27% 6.32%    6.35% 6.30% 6.20% 6.14%   6.30%   5.78%

Fixed rate asset designation:
    Generic pay fixed swaps      $138  $ 35   $    -  $  -  $  2  $  -  $  175  $  185

      Weighted average: (1)
        Receive rate             6.39% 6.34%       -%    -% 6.83%    -%   6.38%   5.91%
        Pay rate                 7.20% 7.05%       -%    -% 8.73%    -%   7.19%   7.43%

Medium- and long-term debt
designation:
  Generic receive fixed swaps    $  -  $100   $   50  $  -  $  -  $550  $  700  $  675

    Weighted average: (1)
      Receive rate                  -% 7.71%    9.35%    -%    -% 7.69%   7.81%   7.37%
      Pay rate                      -  6.23%    6.33%    -%    -% 6.46%   6.42%   5.73%

  Generic pay fixed swaps        $  -  $ 25   $    -  $  -  $  -  $  -  $   25  $   25

    Weighted average: (1)
      Receive rate                  -% 6.89%       -%    -%    -%    -%   6.89%   6.89%
      Pay rate                      -% 8.28%       -%    -%    -%    -%   8.28%   8.28%

  Basis swaps                    $225  $  -   $    -  $  -  $  -  $  -  $  225  $  475

    Weighted average: (1)
      Receive rate               6.07%    -%       -%    -%    -%    -%   6.07%   6.01%
      Pay rate                   6.20%    -%       -%    -%    -%    -%   6.20%   5.80%

Total notional amount            $542  $446   $1,202  $203  $ 77  $861  $3,331  $3,643

(1)  Variable rates are based on rates paid or received at March 31, 1995.  Variable rates paid or received on receive fixed swaps and pay fixed swaps, respectively, are based on LIBOR.  For basis swaps, the Corporation receives a variable rate based on Treasuries and pays a variable rate based on LIBOR.
/TABLE

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivative Financial Instruments (Continued) Customer Initiated and Other Derivatives
      Derivatives activity also includes providing various derivative products to customers, principally, foreign exchange contracts and interest rate caps. Customer initiated interest rate caps are not necessarily offset by other on- or off-balance-sheet financial instruments; however, diminutive authority limits have been established for engaging in these transactions which minimizes risk exposure. Because of these limits, average fair values and income from this activity were not significant for the first quarter of 1995 and for the year ended December 31, 1994.
      Average fair value amounts for foreign exchange contracts were insignificant for the three months ended March 31, 1995. The fair value of these contracts averaged approximately $1 million during 1994. Foreign exchange contracts generated approximately $1.4 million of net income during the first three months of 1995, compared to $0.8 million for the same period a year ago and $5 million for the year ended December 31, 1994.
      Unused lines of credit on fixed rate credit card and check product accounts expose the Corporation to the risk of income reduction as rates increase. Exposure to market risk arising from these revolving credit commitments is very limited since it is unlikely that a significant portion of credit card and check product customers will simultaneously borrow up to the maximum credit lines. At March 31, 1995 and December 31, 1994, available credit lines on fixed rate credit card and check product accounts totaled $2.0 billion and $1.9 billion, respectively.
      Additional information regarding the nature and terms of risk management and customer initiated off-balance-sheet derivative financial instruments and their associated risks, along with information on derivative accounting policies, may be found in the Corporation's 1994 Annual Report/Form 10-K on pages 33 through 37 and in Notes 1 and 17 to the consolidated financial statements.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivative Financial Instruments (Continued)

Off-Balance-Sheet Derivatives Activity
      A reconciliation of the beginning and ending notional amounts for significant derivative categories is provided below.

                                    Risk Management         Customer Initiated and Other
                                             Foreign                           Foreign
                               Interest      Exchange      Interest            Exchange
                               Rate          Rate          Rate                Rate
(in millions)                  Contracts     Contracts     Contracts           Contracts
Balances at December 31, 1994  $ 3,891       $ 123         $ 328               $   503

Additions                          100         506           254                 9,941
Maturities/amortizations          (480)       (457)           (7)               (9,920)
Terminations                         -           -             -                     -
                               -------       -----         -----               -------
Balances at March 31, 1995     $ 3,511       $ 172         $ 575               $   524
                               =======       =====         =====               =======
/TABLE

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Comerica Incorporated reported net income of $100 million, or $0.85 per share, for the first quarter of 1995, a 10 percent increase in net income from $91 million, or $0.79 per share, for the comparable quarter a year ago. Return on average common shareholders' equity was 16.55 percent and return on average assets was 1.21 percent, compared to 16.59 percent and 1.22 percent, respectively, in 1994.
      Beginning January 1, 1995, investment advisory activity is conducted through the new partnership formed by the combination of the Corporation's investment management subsidiaries and Munder Capital Management. The net impact on operations of the Corporation's minority interest in Munder was not significant in the first quarter.

Acquisitions
      On March 31, 1995, the Corporation completed the acquisition of University Bank & Trust (University) in Palo Alto, California, for approximately 2.5 million shares, or $69 million, of common stock in a transaction accounted for under the purchase accounting method. The March 31, 1995 consolidated balance sheet includes University's total assets of $490 million, loans of $230 million, deposits of $419 million and nonperforming assets of $4 million.
      On May 2, 1995, the Corporation entered into an Agreement and Plan of Merger to acquire Metrobank, headquartered in Los Angeles, California, for approximately 4.2 million shares, or $120 million, of common stock.
At March 31, 1995, Metrobank had approximately $1.3 billion in total assets. The transaction is expected to be accounted for under the purchase accounting method and, subject to regulatory approval, is expected to be consummated in the first quarter of 1996.

Net Interest Income
      Net interest income for the first quarter of 1995, on a fully taxable equivalent (FTE) basis, rose to $318 million, an increase of $22 million, or 7 percent, over the comparable period a year earlier. The increase in net interest income, fueled primarily by strong growth in earning assets, was partially offset by higher-costing wholesale funding sources. Total average earning assets increased $3 billion, or 11 percent, compared to last year's first quarter, due to growth in all corporate and retail loan categories, as well as in the investment securities portfolio. Average commercial loans rose $2 billion, or 16 percent, and average investment securities rose $548 million, or 8
percent, compared to the first quarter of 1994.   These increases were
offset by a $1 billion, or 73 percent, decrease in average temporary investments, including reductions in bank deposits of $598 million, federal funds sold of $225 million, and mortgages held for sale of $176 million. The net interest margin fell 16 basis points to 4.17 percent from 4.33 percent a year ago. This decline in margin principally resulted from greater utilization of short- and medium-term liabilities while operating in a liability sensitive position during the series of interest rate hikes that occurred between the first quarter of 1994 and the first quarter of 1995.
      The Rate-Volume Analysis in Table I indicates the components of the change in net interest income (FTE) for the quarter ended March 31, 1995. Interest rate swaps used for risk management purposes reduced net interest income by $2 million for the three months ended March 31, 1995, compared to contributions of $15 million for the same period in 1994 and $29 million for the year ended December 31, 1994.
      The Corporation's one-year interest sensitivity gap as of March 31, 1995 was in a slightly asset sensitive position of approximately $178 million (on an elasticity-adjusted basis), or 0.57 percent of earning assets. This position is within established policy guidelines which require the operating range for interest rate sensitivity, after elasticity adjustments, to be between an asset sensitive position of 10 percent and a liability sensitive position of 5 percent. The Corporation expects to continue adding asset sensitivity throughout 1995.
      Net interest income is frequently evaluated under what is believed to be the most likely balance sheet structure and interest rate environment in order to provide management with practical information for use in assessing the proper balance sheet structure given the Corporation's operating range for interest rate sensitivity. A risk measurement system is maintained that enables management to evaluate the impact on the most likely net interest income forecast of a 200 basis

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Three Months Ended
                                 -------------------------------------------------------------
                                         March 31, 1995                 March 31, 1994
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
- ----------------------------------------------------------------------------------------------
Loans                            $22,365       $492      8.89%   $18,968       $342      7.28%
Investment securities              7,817        129      6.57      7,269        106      5.89
Other earning assets                 376          6      6.63      1,377         14      3.96
- ----------------------------------------------------------------------------------------------
   Total earning assets           30,558        627      8.26     27,614        462      6.75

Interest-bearing deposits         16,781        172      4.15     16,196        119      2.97
Short-term borrowings              4,882         71      5.88      4,968         38      3.15
Medium- and long-term debt         4,033         64      6.49      1,688         22      5.28
Net interest rate swap income
  or expense (1)                       -          2         -          -        (14)        -
- ----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $25,696        309      4.88    $22,852        165      2.92
                                             -----------------               -----------------

Net interest income/
  Rate spread (FTE)                            $318      3.38                  $297      3.83
                                             ======                          ======

FTE adjustment                               $    6                          $    6
                                             ======                          ======
Impact of net noninterest-
  bearing sources of funds                               0.79                            0.50
- ----------------------------------------------------------------------------------------------
Net interest margin as a percent
  of average earning assets (FTE)                        4.17%                           4.33%
==============================================================================================

(1)  After allocation of the income or expense generated by interest rate swaps to the related assets and liabilities, the average yield on total loans would have been 8.71 percent as of March
31, 1995, compared to 7.44 percent a year ago.  The average cost of funds for medium- and long-term debt would have been 6.15 percent as of March 31, 1995, compared to 4.33 percent a year earlier.


                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                        $   75     $   75   $   150
Investment securities                            14          9        23
Other earning assets                              9        (17)       (8)
                                             ------------------------------
   Total earning assets                          98         67       165

Interest-bearing deposits                        44          9        53
Short-term borrowings                            34         (1)       33
Medium- and long-term debt                        5         37        42
Net interest rate swap income                    16          -        16
                                             ------------------------------
   Total interest-bearing sources                99         45       144
                                             ------------------------------

Net interest income/Rate spread (FTE)        $   (1)    $   22   $    21
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.
/TABLE

point increase or decrease in short-term interest rates. As of March 31, 1995, the risk measurement system revealed that, for a 200 basis point increase in short-term interest rates, the Corporation is at risk of a $7 million, or 0.56 percent, reduction in forecasted net interest income over the next year. On the other hand, if short-term interest rates declined 200 basis points, forecasted net interest income could potentially increase $19 million, or 1.41 percent, over the course of a year. These results are well within corporate policy guidelines which limit adverse change to no more than 5 percent of the most likely net interest income forecast.

Provision for Loan Losses
      The provision for loan losses was $12 million in the first quarter of 1995 versus $15 million in the first quarter of 1994. The provision is predicated upon maintaining an adequate allowance for loan losses, which is further discussed in the section entitled "Financial Condition." The reduction in the provision from prior year is due to a lower level of charge-offs.

Noninterest Income
      After adjusting for acquisitions, noninterest income rose $3 million, or 2 percent, for the three months ended March 31, 1995, compared to the same period in 1994. This increase reflects a $2 million escalation in revolving credit fees associated with the usage of new cards issued as a result of bankcard marketing programs implemented in the last nine months. Other noninterest income benefited from the recognition of nearly $2 million in income from the Corporation's minority interest in the Munder Capital Management (Munder) partnership formed in December 1994, along with an increase of $2 million in income from lines of credit fees and insurance commissions. These increases were partially offset by a $2 million reduction in income from mortgage-related activities.

Noninterest Expenses
      Excluding the effect of acquisitions, noninterest expenses increased just over $1 million compared to the same period last year. Most of the increase was concentrated in the telecommunications and other noninterest expense categories which, on a combined basis, rose approximately $5 million, or 7 percent, over the prior year. Telecommunications expense increased due to efforts undertaken to improve existing telecommunications networks. The increase in other noninterest expenses is primarily attributable to higher investment management fees paid to Munder. These increases were partially offset by a $3 million reduction in net occupancy costs, salaries and benefits arising primarily from the transfer of employees to Munder, back office efficiencies, and branch consolidations.

Provision for Income Taxes
      The provision for income taxes for the first three months of 1995 totaled $52 million, a 15 percent increase over the provision of $45 million for the first quarter of 1994. The provision for income taxes differs from taxes calculated at the statutory rate, predominately due to tax-exempt income earned on state and municipal securities. The Corpora-tion has experienced relatively lower levels of tax-exempt interest income over the past year, causing the effective tax rate to rise to 34 percent in the first quarter of 1995 from 33 percent in the first quarter of 1994.

Financial Condition
      Total assets at March 31, 1995 rose $679 million to $34.1 billion, a 2 percent increase since December 31, 1994.
      Earning assets grew $714 million, or 2 percent, to $31.3 billion since year-end 1994, as loans increased $888 million, or 4 percent, and investment securities rose less than 1 percent, or $46 million. These increases were partially offset by reductions in temporary investments, reflecting a $198 million decrease in interest-bearing deposits with banks and a $42 million decline in mortgages held for sale.
      The rise in loans was mainly due to the acquisition of University, continued growth in the corporate loans area, and a boost in the number of bank cards issued in response to several marketing programs introduced late in 1994. Commercial loans jumped $527 million while commercial mortgage and real estate construction loans increased $119 million and $58 million, respectively. Consumer loans increased $175 million from year-end 1994. Increases in the loan portfolio were somewhat offset by a $61 million decrease in international loans since December 31, 1994, caused by a decline in lending to Latin American countries.
      Total liabilities rose $558 million, or 2 percent, to $31.6 billion since December 31, 1994, mainly because of increased utilization of alternative sources of funding, such as federal funds purchased and other borrowed funds. Despite University's $419 million contribution of primarily interest-bearing deposits, total deposits fell $516 million, or 2 percent, from year-end 1994.
      Consequently, short-term borrowings increased $1.2 billion, or 30 percent, to support earning assets growth. This increase in short-term liabilities was partially offset by a $225 million, or 5 percent, decline in medium- and long-term debt caused by the maturities of medium-term notes during the first quarter of 1995. An analysis of medium- and long-term debt is contained in the notes to the consolidated financial statements.

Allowance for Loan Losses and Nonperforming Assets
      The allowance for loan losses was $335 million at March 31, 1995, an increase of $9 million, or 3 percent, since December 31, 1994. As a percentage of total loans, the allowance was 1.45 percent, compared to
1.47 percent at December 31, 1994.  Net charge-offs were $6 million, or
0.11 percent of average loans, for the first quarter of 1995, versus $11 million, or 0.22 percent of average loans, for the comparable period a year ago.
      Management determines the adequacy of the allowance for loan losses by applying projected loss ratios to the risk-ratings of loans, both individually and by category. The projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and nonaccrual amounts, risk characteristics of various categories and concentrations of loans, geographic dispersion of borrowers, and transfer risks. An analysis of the allowance for loan losses is contained in the notes to the consolidated financial statements.

      Nonperforming assets remained relatively flat since December 31, 1994, and were categorized as follows:


(in thousands)                   March 31, 1995    Dec. 31, 1994
                                 --------------    -------------
Nonaccrual loans:
  Commercial                     $  96,561         $  88,514
  Real estate construction          13,193            16,941
  Real estate mortgage
    (principally commercial)        53,065            56,268
                                 ---------         ---------
       Total nonaccrual loans      162,819           161,723
Reduced-rate loans                   2,643             2,299
                                 ---------         ---------
       Total nonperforming loans   165,462           164,022
Other real estate                   39,451            40,462
                                 ---------         ---------
       Total nonperforming
         assets                  $ 204,913         $ 204,484
                                 =========         =========
Loans past due 90 days           $  40,305         $  39,161
                                 =========         =========

      Nonperforming assets as a percentage of total loans and other real estate at March 31, 1995 and December 31, 1994, were 0.89 percent and 0.92 percent, respectively.

Capital
      Shareholders' equity increased $121 million from December 31, 1994 to March 31, 1995, principally through retention of $63 million in earnings, the issuance of $69 million of common stock in connection with the acquisition of University, and a $24 million decrease in unrealized losses on investment securities available for sale. This increase was partially offset by the repurchase of 1,346,600 shares, or $37 million, of common stock.
      Capital ratios continue to comfortably exceed minimum regulatory requirements as follows:

                                           March 31,     December 31
                                             1995            1994
                                         -------------    ------------
Minimum leverage ratio (3.00 - minimum)       7.02%            6.93%
Tier 1 risk-based capital
  ratio (4.0 - minimum)                       8.03             8.13
Total risk-based capital
  ratio (8.0 - minimum)                      11.46            11.68

      At March 31, 1995, the capital ratios of all of the Corporation's banking subsidiaries exceeded the minimum ratios required of a "well capitalized" institution as defined in the final rule under FDICIA.

Other Matters
      As disclosed in Part I, Item 3 of Form 10-K for the year ended December 31, 1994, a lawsuit was filed on July 24, 1990, by the State of Michigan against a subsidiary bank involving hazardous waste issues. The Corporation's motion for summary judgment was granted in January 1993, however, the State of Michigan has filed an appeal that is still pending. Management believes that even if the summary judgment is not upheld on appeal, the results of this action will not have a materially adverse effect on the Corporation's consolidated financial position. Although, depending upon the amount of the ultimate liability, if any, and the consolidated results of operations in the year of final resolution, the legal action may have a materially adverse effect on the consolidated results of operations in that year.

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




Date:  May 12, 1995