Form 10-Q
period 1995-06-30
COMERICA INC /NEW/
filed 1995-08-11
CIK 28412

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1995

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

      $5 par value common stock:
          outstanding as of July 31, 1995:  114,634,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                          June 30,        Dec. 31,      June 30,
(In thousands, except per share data)         1995            1994          1994
                                       -----------    ------------   -----------
ASSETS
Cash and due from banks                $ 1,674,750    $ 1,822,313    $ 1,427,621
Interest-bearing deposits with banks       112,417        378,873        524,672
Federal funds sold and securities
  purchased under agreements to
  resell                                   608,300         46,000         28,499
Trading account securities                   9,313          4,332          9,304
Mortgages held for sale                    142,100         91,547        119,887

Investment securities available
  for sale                               2,897,875      2,906,296      3,152,697
Investment securities held to
  maturity (estimated fair value
  of $4,757,777 at 6/30/95,
  $4,659,317 at 12/31/94 and
  $4,978,699 at 6/30/94)                 4,804,396      4,970,165      5,154,598
                                       -----------    -----------    -----------
     Total investment securities         7,702,271      7,876,461      8,307,295

Commercial loans                        11,687,285     10,633,808      9,665,836
International loans                      1,223,631      1,195,328      1,071,794
Real estate construction loans             521,530        413,987        397,618
Commercial mortgage loans                3,175,013      3,056,337      2,964,814
Residential mortgage loans               2,501,476      2,436,445      2,223,598
Consumer loans                           4,610,586      4,214,716      3,725,602
Lease financing                            274,600        258,625        223,617
                                       -----------    -----------    -----------
     Total loans                        23,994,121     22,209,246     20,272,879
Less allowance for loan losses            (337,879)      (326,195)      (321,853)
                                       -----------    -----------    -----------
     Net loans                          23,656,242     21,883,051     19,951,026
Premises and equipment                     460,170        437,757        421,189
Customers' liability on acceptances
  outstanding                               40,460         33,632         39,576
Accrued income and other assets          1,045,453        855,936        779,961
                                       -----------    -----------    -----------
     TOTAL ASSETS                      $35,451,476    $33,429,902    $31,609,030
                                       ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits (noninterest-
  bearing)                             $ 5,239,315    $ 5,257,396    $ 5,017,947
Interest-bearing deposits               15,062,885     14,741,438     14,768,451
Deposits in foreign offices              1,586,916      2,433,482        857,205
                                       -----------    -----------    -----------
     Total deposits                     21,889,116     22,432,316     20,643,603
Federal funds purchased and
  securities sold under
  agreements to repurchase                 476,563      2,594,189        626,718
Other borrowed funds                     5,870,111      1,611,219      5,023,808
Acceptances outstanding                     40,460         33,632         39,576
Accrued expenses and other
  liabilities                              279,208        268,823        223,681
Medium- and long-term debt               4,411,281      4,097,943      2,705,300
                                       -----------    -----------    -----------
     Total liabilities                  32,966,739     31,038,122     29,262,686
Common stock - $5 par value:
  Authorized - 250,000,000 shares
  Issued-115,212,031 shares at
    6/30/95, 119,294,531 shares
    at 12/31/94 and 6/30/94                576,060        596,473        596,473
Capital surplus                            417,274        525,052        524,121
Unrealized gains and losses on
  investment securities available
  for sale                                  (2,268)       (55,039)       (20,483)
Retained earnings                        1,510,008      1,390,405      1,269,989
Less cost of common stock in
  treasury-627,316 shares at 6/30/95,
  2,382,333 shares at 12/31/94 and
  857,398 shares at 6/30/94                (16,337)       (65,111)       (23,756)
                                       -----------    -----------    -----------
     Total shareholders' equity          2,484,737      2,391,780      2,346,344
                                       -----------    -----------    -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY            $35,451,476    $33,429,902    $31,609,030
                                       ===========    ===========    ===========
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
                                            Three Months Ended         Six Months Ended
                                                  June 30                  June 30
                                           --------------------     ------------------------
(In thousands, except per share data)          1995        1994           1995          1994
                                           --------    --------     ----------    ----------
INTEREST INCOME
Interest and fees on loans                 $527,860    $380,382     $1,017,603    $  720,561
Interest on investment securities:
  Taxable                                   119,423     116,496        238,414       209,620
  Exempt from federal income tax              7,054       7,422         13,824        16,087
                                           --------    --------     ----------    ----------
       Total interest on investment
         securities                         126,477     123,918        252,238       225,707

Trading account interest                        103          66            154           (70)
Interest on federal funds sold and
  securities purchased under agreements
  to resell                                   1,908         985          2,636         3,453
Interest on time deposits with banks          2,251       6,193          6,451        13,558
Interest on mortgages held for sale           1,393       2,513          2,532         6,243
                                           --------    --------     ----------    ----------
       Total interest income                659,992     514,057      1,281,614       969,452

INTEREST EXPENSE
Interest on deposits                        182,411     129,403        354,236       248,102
Interest on short-term borrowings:
  Federal funds purchased and securities
     sold under agreements to repurchase     41,676      29,446         82,052        47,851
  Other borrowed funds                       40,348      23,819         70,749        44,014
Interest on medium- and long-term debt       69,786      25,386        134,526        47,677
Net interest rate swap (income)/expense       2,720      (8,551)         4,514       (23,037)
                                           --------    --------     ----------    ----------
       Total interest expense               336,941     199,503        646,077       364,607
                                           --------    --------     ----------    ----------
       Net interest income                  323,051     314,554        635,537       604,845
Provision for loan losses                    15,500      15,000         27,500        30,000
                                           --------    --------     ----------    ----------
       Net interest income after
         provision for loan losses          307,551     299,554        608,037       574,845

NONINTEREST INCOME
Income from fiduciary activities             31,993      30,714         62,734        62,719
Service charges on deposit accounts          32,141      30,253         63,988        59,427
Customhouse broker fees                       9,099      10,555         18,348        20,280
Revolving credit fees                        12,889      10,426         23,937        18,357
Securities gains                                 71         358            272           782
Other noninterest income                     35,749      33,121         72,175        65,807
                                           --------    --------     ----------    ----------
       Total noninterest income             121,942     115,427        241,454       227,372

NONINTEREST EXPENSES
Salaries and employee benefits              140,760     136,247        277,867       267,951
Net occupancy expense                        24,390      25,115         48,657        49,693
Equipment expense                            16,854      17,060         33,883        33,257
FDIC insurance expense                       11,073      11,314         21,918        22,023
Telecommunications expense                    7,104       6,946         14,797        12,121
Other noninterest expenses                   75,911      68,195        147,359       131,538
                                           --------    --------     ----------    ----------
       Total noninterest expenses           276,092     264,877        544,481       516,583
                                           --------    --------     ----------    ----------
Income before income taxes                  153,401     150,104        305,010       285,634
Provision for income taxes                   51,869      50,926        103,456        95,593
                                           --------    --------     ----------    ----------
NET INCOME                                 $101,532    $ 99,178     $  201,554    $  190,041
                                           ========    ========     ==========    ==========
NET INCOME PER SHARE:
  Primary                                     $0.86       $0.83          $1.71         $1.62
  Fully diluted                               $0.86       $0.83          $1.71         $1.62
Primary average shares                      118,438     119,530        117,865       117,497

Cash dividends declared                     $40,932     $37,896        $78,148       $69,827
Dividends per share                           $0.35       $0.32          $0.67         $0.60

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries
                                     Unrealized                         Total
               Common     Capital    Gains/      Retained    Treasury   Shareholders'
(in thousands) Stock      Surplus    (Losses)    Earnings    Stock      Equity
               ---------  ---------  ----------  ----------  ---------  -------------
BALANCES AT
 JANUARY 1,
  1994         $596,473   $524,186   $ 27,473    $1,155,280  $(121,754) $2,181,658
Net income for
  1994                -          -          -       190,041          -     190,041
Cash dividends
 declared             -          -          -       (69,827)         -     (69,827)
Purchase of
 1,158,464
 shares               -          -          -             -    (31,488)    (31,488)
Issuance of
 shares:
 Employee stock
  plans               -       (453)         -        (1,647)     4,265       2,165
 Acquisition of
  Pacific
  Western             -          -          -        (3,858)   125,221     121,363
Amortization of
 deferred
 compensation         -        388          -             -          -         388
Change in
 unrealized
 gains/(losses)
 on investment
 securities
 available for
 sale                 -          -    (47,956)            -          -     (47,956)
               --------   --------   --------    ----------  ---------  ----------
BALANCES AT
 JUNE 30,
 1994          $596,473   $524,121   $(20,483)   $1,269,989  $ (23,756) $2,346,344
               ========   ========   ========    ==========  =========  ==========

BALANCES AT
 JANUARY 1,
 1995          $596,473   $525,052   $(55,039)   $1,390,405  $ (65,111) $2,391,780
Net income for
 1995                 -          -          -       201,554          -     201,554
Cash dividends
 declared             -          -          -       (78,148)         -     (78,148)
Purchase of
 1,346,600
 shares               -          -          -             -    (36,623)    (36,623)
Purchase and
 retirement
 of 4,082,500
 shares         (20,413)  (109,168)         -             -          -    (129,581)
Issuance of
 shares:
  Employee
   stock plans        -       (242)         -        (3,803)    10,834       6,789
  Acquisitions        -      1,137          -             -     74,563      75,700
Amortization of
 deferred
 compensation         -        495          -             -          -         495
Change in
 unrealized
 gains/(losses)
 on investment
 securities
 available for
 sale                 -          -     52,771             -          -      52,771
               --------   --------   --------    ----------  ---------  ----------
BALANCES AT
 JUNE 30,
 1995          $576,060   $417,274   $ (2,268)   $1,510,008  $ (16,337) $2,484,737
               ========   ========   ========    ==========  =========  ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries
                                                         Six Months Ended
                                                             June 30
                                                   ---------------------------
(in thousands)                                             1995           1994
                                                   ------------   ------------
OPERATING ACTIVITIES:
  Net income                                       $    201,554   $    190,041
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                          27,500         30,000
      Depreciation                                       31,223         29,496
      Net increase in trading account securities         (4,981)        (5,704)
      Net (increase) decrease in mortgages held
        for sale                                        (50,553)       210,780
      Net increase in accrued income receivable         (17,341)       (20,158)
      Net increase (decrease) in accrued expenses        39,990        (30,325)
      Net amortization of intangibles                    14,112         11,531
      Funding for postretirement benefits other
        than pensions                                  (125,000)        (8,604)
      Other, net                                        (62,589)        (9,298)
                                                   ------------   ------------
         Total adjustments                             (147,639)       207,718
                                                   ------------   ------------
           Net cash provided by operating
             activities                                  53,915        397,759
INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits
    with banks                                          266,456        501,801
  Net (increase) decrease in federal funds sold
    and securities purchased under agreements
    to resell                                          (527,000)     1,063,290
  Proceeds from sale of investment securities
    available for sale                                   21,353              -
  Proceeds from maturity of investment
    securities available for sale                       193,722        324,056
  Purchases of investment securities
    available for sale                                  (29,769)    (1,142,803)
  Proceeds from maturity of investment
    securities held to maturity                         347,917      1,027,206
  Purchases of investment securities
    held to maturity                                   (145,978)    (2,007,240)
  Net increase in loans (other
    than purchased loans)                            (1,538,707)      (485,631)
  Purchase of loans                                     (35,867)      (213,897)
  Fixed assets, net                                     (36,855)       (38,177)
  Net increase in customers'
    liability on acceptances outstanding                 (6,828)        (1,364)
  Net cash provided by acquisitions                      28,794         79,076
                                                   ------------   ------------
           Net cash used in investing
             activities                              (1,462,762)      (893,683)
FINANCING ACTIVITIES:
  Net decrease in deposits                             (961,940)    (1,079,588)
  Net increase in short-term borrowings               2,141,266        249,396
  Net increase in acceptances
    outstanding                                           6,828          1,364
  Proceeds from issuance of medium- and
    long-term debt                                    1,360,000      1,600,000
  Repayments and purchases of medium- and
    long-term debt                                   (1,051,306)      (355,256)
  Proceeds from issuance of common stock
    and other capital transactions                        7,284          2,553
  Purchase of common stock for treasury
    and retirement                                     (166,204)       (31,488)
  Dividends paid                                        (74,644)       (64,131)
                                                   ------------   ------------
           Net cash provided by financing
             activities                               1,261,284        322,850
                                                   ------------   ------------
Net decrease in cash and due from banks                (147,563)      (173,074)
Cash and due from banks at beginning of year          1,822,313      1,600,695
                                                   ------------   ------------
Cash and due from banks at end of period           $  1,674,750   $  1,427,621
                                                   ============   ============
Interest paid                                      $    614,182   $    362,122
                                                   ============   ============
Income taxes paid                                  $    103,725   $     90,842
                                                   ============   ============
Noncash investing and financing activities:
  Loan transfers to other real estate              $     13,175   $      7,926
                                                   ============   ============
  Treasury stock issued for acquisitions           $     75,700   $    121,363
                                                   ============   ============
  Loan transfer to investment securities           $          -   $     91,538
                                                   ============   ============

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation
      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Comerica Incorporated and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

Note 2 - Investment Securities
      At June 30, 1995 investment securities having a carrying value of $5.9 billion were pledged where permitted or required by law to secure liabilities and public and other deposits including deposits of the State of Michigan of $27 million.

Note 3 - Allowance for Loan Losses
      The following analyzes the changes in the allowance for loan losses included in the consolidated balance sheets:

(in thousands)                           1995              1994
                                    ---------         ---------
Balance at January 1                $ 326,195         $ 298,685
Allowance acquired                      3,260            16,517
Loans charged off                     (38,870)          (39,949)
Recoveries on loans previously
  charged off                          19,794            16,600
                                    ---------         ---------
  Net loans charged off               (19,076)          (23,349)
Provision for loan losses              27,500            30,000
                                    ---------         ---------
Balance at June 30                  $ 337,879         $ 321,853
                                    =========         =========

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 3 - Allowance for Loan Losses (Continued)
      A loan is considered impaired if it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $142 million and $147 million for the quarter and six months ended June 30, 1995, respectively. Of the $147 million period-end impaired loans, approximately $89 million required an allowance for loan losses of $19 million in accordance with SFAS No. 114. The remaining impaired loan balance represents loans for which the fair value exceeded the recorded investment in the loan.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 4 - Medium- and Long-term Debt

      Medium- and long-term debt consisted of the following at June 30, 1995 and December 31, 1994:

(in thousands)                       June 30, 1995       Dec. 31, 1994
                                     -------------     -----------------
Parent Company
9.75% subordinated notes
  due 1999                           $   74,647        $   74,601
10.125% subordinated debentures
  due 1998                               74,761            74,721
Line of credit due 1995                  60,000                 -
                                     ----------        ----------
      Total parent company              209,408           149,322

Subsidiaries
Subordinated notes:
8.375% subordinated notes due 2024      147,748           147,709
7.25% subordinated notes due 2002       148,856           148,777
6.875% subordinated notes due 2008       99,028            98,990
7.125% subordinated notes due 2013      147,946           147,890
FDIC subordinated note due 1995           4,500             4,500
                                      ---------        ----------
      Total subordinated notes          548,078           547,866

Medium-term notes:
Floating rate based on Treasury
  bill indices                        2,399,478         2,849,205
Floating rate based on Prime
  indices                               100,000           299,988
Floating rate based on LIBOR
  indices                                     -            25,000
Fixed rate notes with interest
  rates ranging from 5.95%
  to 7.5%                             1,148,090           224,610
                                     ----------        ----------
      Total medium-term notes         3,647,568         3,398,803

Notes payable bearing interest at
  rates ranging from 6.29% to
  11.15% and maturing on dates
  ranging from 1995 through 2015          6,227             1,952
                                     ----------        ----------
      Total subsidiaries              4,201,873         3,948,621
                                     ----------        ----------
      Total medium- and long-term
        debt                         $4,411,281        $4,097,943
                                     ==========        ==========


Note 5 - Income Taxes

      The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the financial statements after deducting non-taxable items, principally interest income on state and municipal securities.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts

                                   June 30, 1995                December 31, 1994
                          ------------------------------  ------------------------------
                          Notional/                       Notional/
                          Contract    Unrealized   Fair   Contract    Unrealized   Fair
                          Amount    Gains  Losses  Value  Amount    Gains  Losses  Value
(in millions)             (1)       (2)            (3)    (1)       (2)            (3)
                          ------------------------------  ------------------------------
Risk Management
Interest rate contracts
   Swaps (4)              $3,136    $41    $(64)   $(23)  $3,643    $ 4    $(238)  $(234)
   Caps purchased             25      -       -       -       50      -        -       -
   Caps written              154      -       -       -      198      -       (1)     (1)
   Futures                   118      -      (1)     (1)       -      -        -       -
Foreign exchange
contracts
   Spot and forwards         190      1      (4)     (3)      98      -       (1)     (1)
   Swaps                      36      7       -       7       25      -        -       -
Commitments
   To purchase securities      4      -       -       -        -      -        -       -
   To sell securities          7      -       -       -        -      -        -       -
   To sell loans             127      1      (1)      -       77      -        -       -
                          ------    ---    ----    ----   ------    ---    -----   -----
   Total risk management   3,797     50     (70)    (20)   4,091      4     (240)   (236)

Customer Initiated and
Other
Interest rate contracts
   Caps written              462      -      (1)     (1)     321      -       (1)     (1)
   Options purchased          40      -       -       -        -      -        -       -
   Swaps                       5      -       -       -        7      -        -       -
Foreign exchange contracts
   Spot, forward, futures
     and options             375     10      (7)      3      503      5       (4)      1
                          ------    ---    ----    ----   ------    ---    -----   -----
   Total customer
     initiated and other     882     10      (8)      2      831      5       (5)      -
                          ------    ---    ----    ----   ------    ---    -----   -----
   Total derivatives and
     foreign exchange
     contracts            $4,679    $60    $(78)   $(18)  $4,922    $ 9    $(245)  $(236)
                          ======    ===    ====    ====   ======    ===    =====   =====

(1)  The notional or contract amounts of derivatives and foreign exchange contracts represent the extent of the Corporation's involvement in such transactions.  These amounts are generally used as a point of reference for calculating the amounts to be exchanged in accordance with the terms of the agreement and, therefore, are not reflected in the consolidated balance sheets.  The potential for gain or loss associated with the credit or market risks inherent in such transactions is significantly less than the notional or contract amounts.

(2)  Represents credit risk exposure which is measured as the cost to replace, at current market rates, contracts in a profitable position.  Credit risk amounts are calculated before consideration is given to bilateral collateral agreements or master netting arrangements with counterparties that effectively reduce credit risk.

(3)  The fair values of derivatives and foreign exchange contracts generally represent the estimated amounts the Corporation would receive or pay to terminate or otherwise settle the contracts at the balance sheet date.  Futures contracts are subject to daily cash settlements; therefore, the fair value of these instruments is zero.  The fair values of customer initiated and other derivatives and foreign exchange contracts are reflected in the consolidated balance sheets.

(4)  Includes the notional amount of index amortizing swaps of $1,817 million and $1,936 million at June 30, 1995 and December 31, 1994, respectively.  These swaps had net unrealized losses of $31 million and $133 million at June 30, 1995 and December 31, 1994, respectively.
As of June 30, 1995, index amortizing swaps had an average expected life of approximately
2.00 years with a stated maturity that averaged 3.13 years.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts
(Continued)
Risk Management
- ---------------

      Interest rate risk arises in the normal course of business to the extent there is a difference between the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. This gap in the balance sheet structure reflects the Corporation's sensitivity to a change in interest rates. The principal objectives of asset and liability management are to (1) provide maximum levels of net interest income while operating within acceptable ranges for interest rate sensitivity and (2) ensure adequate levels of liquidity and funding. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies.
Although certain on-balance-sheet instruments, such as fixed-rate investment securities, are used to manage interest rate and liquidity risks, off-balance sheet derivative financial instruments and foreign exchange contracts permit the Corporation to manage exposure to interest and foreign exchange rate risks without significantly impacting balance sheet leverage and liquidity.
      In connection with asset and liability management, the Corporation's use of derivatives takes place predominately in the interest rate markets and mainly involves interest rate swaps, both amortizing and non-amortizing. Interest rate swaps alter the interest rate characteristics of certain assets and liabilities (for example, from a floating rate to a fixed rate, a fixed rate to a floating rate, or from one floating rate index to another). As a result, the Corporation achieves a better match between the rate maturity of loans and their funding sources which reduces the sensitivity of net interest income to interest rate changes.
      The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of June 30, 1995. The swaps are grouped by the assets or liabilities to which they have been designated.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries



Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts

(Continued)

- -----------------------------------------------------------------------------------------
                                                                  2000-         Dec. 31,
(dollar amounts in millions)     1995  1996   1997    1998  1999  2014  Total       1994
- -----------------------------------------------------------------------------------------
Variable rate asset designation:
  Receive fixed swaps
    Generic                      $  -  $ 50   $    -  $  -  $  -  $  -  $   50  $   50
    Amortizing                     44    16       84   100     -     -     244     297
    Index Amortizing              130   314      984   104    91   194   1,817   1,936

    Weighted average: (1)
      Receive rate               5.42% 5.83%    5.17% 5.26% 5.87% 5.55%   5.38%   5.38%
      Pay rate                   6.15% 6.18%    6.20% 6.07% 6.07% 6.06%   6.17%   5.78%

Fixed rate asset designation:
    Generic pay fixed swaps      $113  $ 35   $    -  $  -  $  2  $  -  $  150  $  185

      Weighted average: (1)
        Receive rate             6.22% 6.13%       -%    -% 5.83%    -%   6.19%   5.91%
        Pay rate                 6.93% 7.05%       -%    -% 8.73%    -%   6.98%   7.43%

Medium- and long-term debt
designation:
  Generic receive fixed swaps    $  -  $250   $   50  $  -  $  -  $550  $  850  $  675

    Weighted average: (1)
      Receive rate                  -% 6.86%    9.35%    -%    -% 7.69%   7.55%   7.37%
      Pay rate                      -  6.02%    6.19%    -%    -% 6.33%   6.22%   5.73%

  Generic pay fixed swaps        $  -  $ 25   $    -  $  -  $  -  $  -  $   25  $   25

    Weighted average: (1)
      Receive rate                  -% 5.88%       -%    -%    -%    -%   5.88%   6.89%
      Pay rate                      -% 8.28%       -%    -%    -%    -%   8.28%   8.28%

  Basis swaps                    $  -  $  -   $    -  $  -  $  -  $  -  $    -  $  475

    Weighted average: (1)
      Receive rate                  -%    -%       -%    -%    -%    -%      -%   6.01%
      Pay rate                      -%    -%       -%    -%    -%    -%      -%   5.80%

Total notional amount            $287  $690   $1,118  $204  $ 93  $744  $3,136  $3,643
- -----------------------------------------------------------------------------------------
(1)  Variable rates are based on rates paid or received at June 30, 1995.  Variable rates paid or received on receive fixed swaps and pay fixed swaps, respectively, are based on
LIBOR.

      Various other types of off-balance sheet financial instruments may also be used for risk management purposes, including interest rate caps, forward and futures interest and foreign exchange rate contracts, foreign exchange rate swaps, commitments to purchase and sell securities and commitments to sell mortgage loans.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts

(Continued)

Customer Initiated and Other
- ----------------------------

      The Corporation also provides various products, principally foreign exchange contracts and interest rate caps, to customers. Customer initiated interest rate caps are not necessarily offset by other on- or off-balance sheet financial instruments; however, diminutive authority limits have been established for engaging in these transactions which minimizes risk exposure. Because of these limits, average fair values and income from this activity were not significant for the six-month period ended June 30, 1995 and for the year ended December 31, 1994.
      The fair value of customer initiated and other foreign exchange contracts averaged $1 million for both the six months ended June 30, 1995 and the year ended December 31, 1994. Foreign exchange contracts generated $3 million of income during the first six months of 1995, compared to $2 million for the same period a year earlier and $5 million for the year ended December 31, 1994.
      Unused lines of credit on fixed rate credit card and check product accounts expose the Corporation to the risk of a reduction in income as rates increase. Exposure to market risk arising from these revolving credit commitments is very limited, however, since it is unlikely that a significant portion of credit card and check product customers will simultaneously borrow up to the maximum available credit lines. At June 30, 1995 and December 31, 1994, available credit lines on fixed rate credit card and check product accounts totaled $2.1 billion and $1.9 billion, respectively.
      Additional information regarding the nature and terms of risk management and customer initiated off-balance sheet derivatives and foreign exchange contracts and their associated risks, along with information on derivative accounting policies, may be found in the Corporation's 1994 Annual Report/Form 10-K on pages 33 through 37 and in Notes 1 and 17 to the consolidated financial statements.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries



Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts

(Continued)

Off-Balance-Sheet Derivative and Foreign Exchange Activity
- ----------------------------------------------------------

      A reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts is provided below.

                                                              Customer Initiated
                                    Risk Management                and Other
                               -----------------------     -----------------------
                               Interest      Foreign       Interest      Foreign
                               Rate          Exchange      Rate          Exchange
(in millions)                  Contracts     Contracts     Contracts     Contracts
                               -----------------------     -----------------------
Balances at December 31, 1994  $ 3,891       $   123       $ 328         $    503

Additions                          393         1,170         354           19,402
Maturities/amortizations          (851)       (1,067)       (175)         (19,530)
Terminations                         -             -           -                -
                               -------       -------       -----         --------
Balances at June 30, 1995      $ 3,433       $   226       $ 507         $    375
                               =======       =======       =====         ========


ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         -----------------------

Results of Operations
- ---------------------

      Comerica Incorporated reported net income of $102 million, or $0.86 per share, for the second quarter of 1995, a 2 percent increase in net income from $99 million, or $0.83 per share, reported for the same period a year earlier. Return on average common shareholders' equity was 16.02 percent and return on average assets was 1.19 percent, compared to 17.10 percent and 1.25 percent, respectively, in 1994.
      For the six months ended June 30, 1995, net income increased 6 percent to $202 million, or $1.71 per share, from $190 million, or $1.62 per share, a year ago. Return on average common shareholders' equity was
16.28 percent and return on average assets was 1.20 percent for the year-to-date period, compared to 16.85 percent and 1.23 percent, respectively, in 1994.

Acquisitions
- ------------

      On March 31, 1995, the Corporation completed the acquisition of University Bank & Trust (University) in Palo Alto, California, for approximately 2.5 million shares, or $69 million, of common stock in a transaction accounted for as a purchase. The second quarter of 1995 was the first to include University's results of operations.
      In May 1995, the Corporation entered into an Agreement and Plan of Merger to acquire Metrobank, headquartered in Los Angeles, California, for approximately 4.2 million shares of common stock then valued at $120 million. At March 31, 1995 Metrobank had approximately $1.3 billion in total assets. The transaction is expected to be accounted for as a purchase and consummated by the first quarter of 1996, subject to regulatory approval.
      In June 1995, the Corporation entered into an Agreement and Plan of Merger to acquire QuestStar Bank, N.A. (QuestStar) in Houston, Texas, for approximately $25 million in cash. QuestStar's assets totaled approximately $196 million at May 31, 1995. The transaction, subject to regulatory approval, is expected to be completed in the fourth quarter of 1995 and accounted for as a purchase.
      In June 1995, the Corporation acquired the Detroit-based investment banking firm, W. Y. Campbell & Company (Campbell), expanding the range of investment banking services available to corporate customers. Continuing to do business under its current name, Campbell will be combined with the Corporation's corporate finance activities to function as Comerica Capital Markets, a subsidiary of Comerica Investment Services, Inc.

Net Interest Income
- -------------------

      Net interest income for the three months ended June 30, 1995, on a fully taxable equivalent (FTE) basis, was $329 million, an increase of $8 million, or 3 percent, over the comparable quarter in 1994. This increase, primarily attributable to acquisitions and strong growth in the corporate and retail loan categories, was offset by a shift in deposits from money market and savings accounts to higher-paying certificate of deposits as well as an increased level of purchased funds during a period of rising interest rates. Average commercial loans for the second quarter of 1995 rose $2 billion, or 19 percent, and average consumer loans increased $819 million, or 22 percent, compared to the same period a year earlier. Declines in average investment securities and temporary investments of $665 million and $608 million, respectively, partially funded loan growth.
      The net interest margin declined 21 basis points to 4.15 percent for the three months ended June 30, 1995 from 4.36 percent a year ago. A greater reliance on more expensive purchased funds to support loan growth and competitive loan and deposit pricing practices resulted in the net interest margin compression.
      For the six months ended June 30, 1995, net interest income (FTE) totaled $647 million, an increase of $30 million, or 5 percent, over the same period a year ago. The increase in net interest income, led by earning assets growth, was partially offset by shifts in the deposit mix toward higher priced products as well as increased levels of purchased funds, particularly medium- and long-term debt which rose $2 billion, or 127 percent. Average earning assets increased $3 billion, or 9 percent, fueled primarily by acquisitions and growth in all categories of corporate and retail loans. Average commercial loans were up $2 billion, or 19 percent, for the first six months of 1995, and average consumer loans rose
$755 million, or 21 percent.   While average investment securities
remained relatively flat, temporary investments declined 69 percent, or $803 million.
      The net interest margin was 4.16 percent for the six months ended June 30, 1995, a decrease of 18 basis points from 4.34 percent for the comparable period in 1994. Compression in the margin reflects market demand to maintain competitive pricing on loan and deposit products and increased levels of higher-costing purchased funds to sustain loan growth.
      To minimize the effect of adverse movements in interest rates on net interest income, management monitors interest rate risk regularly by performing interest sensitivity gap and earnings simulation analyses. Interest rate swaps are also used to control the Corporation's exposure to interest rate risk.
      At June 30, 1995 the Corporation was in an asset sensitive position of approximately $735 million (on an elasticity-adjusted basis), or 2.26 percent of earning assets. The earnings simulation analysis performed at June 30, 1995 revealed that a 200 basis point increase or decrease in short-term interest rates would impact net interest income by less than 3 percent. These results are within established corporate policy guidelines.
      The Rate-Volume Analyses in Tables I and II indicate the components of the change in net interest income (FTE) for the quarter and six months ended June 30, 1995. As reflected in the tables, the increase in net interest income was primarily driven by strong loan growth and the effect of rising interest rates on earning assets. Net interest income growth, however, was partially offset by an increase in funding costs and a reduction in income generated by the risk management interest rate swap

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Three Months Ended
                                 -------------------------------------------------------------
                                          June 30, 1995                  June 30, 1994
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
- ----------------------------------------------------------------------------------------------
Loans                            $23,505     $  530      9.03%   $20,021     $  382      7.65%
Investment securities              7,814        130      6.64      8,479        128      6.03
Other earning assets                 342          6      6.71        950         10      4.12
- ----------------------------------------------------------------------------------------------
   Total earning assets           31,661        666      8.42     29,450        520      7.07

Interest-bearing deposits         16,916        182      4.33     16,978        130      3.06
Short-term borrowings              5,436         82      6.05      5,523         53      3.87
Medium- and long-term debt         4,359         70      6.42      2,004         25      5.07
Net interest rate swap
  (income)/expense (1)                 -          3         -          -         (9)        -
- ----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $26,711        337      5.06    $24,505        199      3.26
                                             -----------------               -----------------

Net interest income/
  Rate spread (FTE)                          $  329      3.36                $  321      3.81
                                             ======                          ======

FTE adjustment                               $    6                          $    6
                                             ======                          ======
Impact of net noninterest-
  bearing sources of funds                               0.79                            0.55
- ----------------------------------------------------------------------------------------------
Net interest margin as a percent
  of average earning assets (FTE)                        4.15%                           4.36%
==============================================================================================
(1)  After allocation of the income or expense generated by interest rate swaps for the three months ended June 30, 1995, to the related assets and liabilities, the average yield on total loans would have been 8.93 percent as of June 30, 1995, compared to 7.78 percent a year ago.  The average cost of funds for medium- and long-term debt would have been 6.19 percent as of June 30, 1995, compared to 4.66 percent a year earlier.
                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                        $   69     $   79   $   148
Investment securities                            13        (11)        2
Other earning assets                              6        (10)       (4)
                                             ------------------------------
   Total earning assets                          88         58       146

Interest-bearing deposits                        50          2        52
Short-term borrowings                            30         (1)       29
Medium- and long-term debt                        7         38        45
Net interest rate swap
  (income)/expense                               12          -        12
                                             ------------------------------
   Total interest-bearing sources                99         39       138
                                             ------------------------------

Net interest income/Rate spread (FTE)        $  (11)    $   19   $     8
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                       Six Months Ended
                                 -------------------------------------------------------------
                                         June 30, 1995                   June 30, 1994
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
- ----------------------------------------------------------------------------------------------
Loans                            $22,938     $1,022      8.96%   $19,498     $724        7.47%
Investment securities              7,816        259      6.61      7,877      235        5.97
Other earning assets                 359         12      6.67      1,162       23        4.03
- ----------------------------------------------------------------------------------------------
   Total earning assets           31,113      1,293      8.34     28,537      982        6.92

Interest-bearing deposits         16,849        354      4.24     16,589      248        3.02
Short-term borrowings              5,160        153      5.97      5,247       92        3.53
Medium- and long-term debt         4,197        134      6.45      1,847       48        5.16
Net interest rate swap
  (income)/expense (1)                 -          5         -          -      (23)          -
- ----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $26,206        646      4.97    $23,683      365        3.10
                                             -----------------               ------------------
Net interest income/
  Rate spread (FTE)                          $  647      3.37                $617        3.82
                                             ======                          ====

FTE adjustment                               $   12                          $ 12
                                             ======                          ====
Impact of net noninterest-bearing
  sources of funds                                       0.79                            0.52
- ----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.16%                           4.34%
==============================================================================================
(1)  After allocation of the income or expense generated by interest rate swaps for the six months ended June 30, 1995, to the related assets and liabilities, the average yield on total loans would have been 8.82 percent as of June 30, 1995, compared to 7.61 percent a year ago.
The average cost of funds for medium- and long-term debt would have been 6.17 percent as of
June 30, 1995, compared to 4.50 percent a year earlier.

                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                        $  144     $  154    $  298
Investment securities                            27         (3)       24
Other earning assets                             15        (26)      (11)
                                             ------------------------------
   Total earning assets                         186        125       311

Interest-bearing deposits                        94         12       106
Short-term borrowings                            64         (3)       61
Medium- and long-term debt                       11         75        86
Net interest rate swap
  (income)/expense                               28          -        28
                                             ------------------------------
   Total interest-bearing sources               197         84       281
                                             ------------------------------

Net interest income/Rate spread (FTE)        $  (11)    $   41    $   30
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.


portfolio. Since a majority of these off-balance sheet instruments are designated against variable rate loans, they generally decline in value as interest rates rise.

Provision for Loan Losses
- -------------------------
      The provision for loan losses for the second quarter of 1995 was increased slightly over the provision in the second quarter of 1994. For the six months ended June 30, 1995, the provision for loan losses was $28 million, down from $30 million a year ago, primarily due to an overall reduction in net charge-offs. The provision is predicated upon maintaining an adequate allowance for loan losses, which is further discussed in the section entitled "Financial Condition."

Noninterest Income
- ------------------

      Excluding the effects of acquisitions, noninterest income rose $5 million, or 4 percent, for the three months ended June 30, 1995, compared to the same period in 1994. This increase reflects a $2 million, or 23 percent, increase in revolving credit fees arising directly from bankcard portfolio growth in response to several marketing programs initiated during the past year. Other noninterest income benefited from the recognition of $2 million in income from the Corporation's minority interest in the Munder Capital Management (Munder) partnership formed in December of 1994, as well as an increase of $2 million in income from insurance commissions and brokerage service fees arising from successful marketing efforts.
      There were no significant nonrecurring items in the second quarter of 1995, while the second quarter of 1994 contained over $5 million of nonrecurring items relating primarily to gains on the sale of international assets.
      For the first six months of 1995, noninterest income grew $7 million after adjusting for acquisitions, representing a 3 percent increase over the comparable period in 1994. This increase reflects a surge in revolving credit fee income of $4 million, or 24 percent, over the amount reported in the first six months of 1994. The Corporation's investment in the Munder partnership contributed $4 million to noninterest income growth, while the insurance and securities brokerage businesses generated $3 million in additional commissions and fees. Declines in income from mortgage-related activities and customhouse broker fees of $1 million and $2 million, respectively, partially offset the increase in noninterest income.

Noninterest Expenses
- --------------------

      The various categories of noninterest expenses continued to be well-controlled increasing just 1 percent, excluding the effects of acquisitions, for both the three-month period and six-month period ended June 30, 1995, compared to the same periods in 1994.

Provision for Income Taxes
- --------------------------

      The provision for income taxes for the first six months of 1995 totaled $103 million, an 8 percent increase over the provision of $96 million for the first six months of 1994. The effective tax rate increased to 34 percent as of June 30, 1995 from 33 percent a year ago, reflecting the relatively lower levels of tax-exempt interest income received over the past year.

Financial Condition
- -------------------

      Total assets at June 30, 1995 were $35.5 billion, up $2 billion or 6 percent since December 31, 1994.
      Earning assets growth of $2 billion, or 6 percent, to $32.6 billion since year-end 1994 was sustained primarily by a $1.8 billion, or 8 percent, increase in loans. This increase was partially offset by reductions in investment securities and interest-bearing deposits with banks of $174 million and $266 million, respectively.

      Loan growth was attributable to the acquisition of University and continued demand for corporate and retail loans in response to stabilizing interest rates and a generally strong economic environment in the Corporation's markets. Commercial loans exhibited the strongest improvement with an increase of $1.1 billion, or 10 percent, since December 31, 1994, followed by consumer loans which rose $396 million, or 9 percent. Commercial mortgage loans increased $118 million, or 4 percent, while real estate construction loans grew $107 million, or 26 percent.
      Total liabilities rose $2 billion, or 6 percent, to $33.0 billion since December 31, 1994. This increase was primarily due to higher short-term borrowings of $2.1 billion needed to support the increase in loan volume as total deposits fell $543 million, or 2 percent, from year-end 1994.
      Medium- and long-term debt increased $313 million from the net result of issuing $1.3 billion of medium-term notes during the first six months of 1995 and the maturity of $1.0 billion of medium-term notes since December 31, 1994. An analysis of medium- and long-term debt is presented in the notes to the consolidated financial statements.

Allowance for Loan Losses and Nonperforming Assets
- --------------------------------------------------

      Management determines the adequacy of the allowance for loan losses by applying projected loss ratios to the risk-ratings of loans, both individually and by category. The projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, geographic dispersion of borrowers, trends in past due and nonaccrual amounts, risk characteristics of various categories and concentrations of loans, and transfer risks.
      At June 30, 1995, the allowance for loan losses was $338 million, an increase of $12 million, or 4 percent, since December 31, 1994. Due to the magnitude of loan growth during 1995, the allowance as a percentage of total loans declined slightly to 1.41 percent from 1.47 percent at December 31, 1994. However, the allowance as a percentage of total nonperforming assets increased from 160 percent at year-end 1994 to 171 percent at June 30, 1995.
      Net charge-offs were $13 million for the second quarter of both 1995 and 1994, representing 0.22 percent and 0.25 percent of average loans, respectively. For the six months ended June 30, 1995, net charge-offs totaled $19 million, or 0.17 percent of average loans, down from $23 million, or 0.24 percent of average loans, for the same period in 1994. The low level of net charge-offs in both 1994 and 1995 reflects the Corporation's high credit quality standards. An analysis of the allowance for loan losses is presented in the notes to the consolidated financial statements.
      Nonperforming assets declined 3 percent since December 31, 1994, and were categorized as follows:


(in thousands)                   June 30, 1995     Dec. 31, 1994
                                 -------------     -------------
Nonaccrual loans:
  Commercial                     $  94,646         $  88,514
  Real estate construction          13,767            16,941
  Real estate mortgage
    (principally commercial)        44,640            56,268
                                 ---------         ---------
       Total nonaccrual loans      153,053           161,723
Reduced-rate loans                   3,434             2,299
                                 ---------         ---------
       Total nonperforming loans   156,487           164,022
Other real estate                   41,427            40,462
                                 ---------         ---------
  Total nonperforming assets     $ 197,914         $ 204,484
                                 =========         =========
Loans past due 90 days           $  60,420         $  39,161
                                 =========         =========


      Nonperforming assets as a percentage of total loans and other real estate at June 30, 1995 and December 31, 1994, were 0.82 percent and 0.92 percent, respectively.

Capital
- -------

      Shareholders' equity increased $93 million from December 31, 1994 to June 30, 1995, principally through retention of $123 million in earnings, the issuance of $76 million of common stock in connection with the acquisition of University in the first quarter of 1995, and a $53 million decrease in unrealized losses on investment securities available for sale. The repurchase of 1 million shares, or $37 million, of common stock related to the acquisition of University partially offset the rise in shareholders' equity, along with the repurchase and retirement of 4 million shares, or $130 million, of common stock related to the impending Metrobank acquisition.
      Capital ratios continue to comfortably exceed minimum regulatory requirements as follows:

                                            June 30,      December 31,
                                              1995            1994
                                         -------------    ------------
Leverage ratio (3.00 - minimum)               6.59%            6.93%
Tier 1 risk-based capital
  ratio (4.0 - minimum)                       7.61             8.13
Total risk-based capital
  ratio (8.0 - minimum)                      10.85            11.68

      At June 30, 1995, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of a "well capitalized" institution as defined in the final rule under FDICIA.
      On August 2, 1995, the Corporation issued $150 million of capital-qualifying subordinated debt, which increased the total risk-based capital ratio 36 basis points to 11.21 percent.

Other Matters
- -------------

      The Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," in the second quarter of 1995. The Statement did not significantly impact the Corporation's financial position or results of operations.
      As disclosed in Part I, Item 3 of Form 10-K for the year ended December 31, 1994, a lawsuit was filed on July 24, 1990, by the State of Michigan against a subsidiary bank involving hazardous waste issues. The Corporation's motion for summary judgment was granted in January 1993, however, the State of Michigan has filed an appeal that is still pending. Management believes that even if the summary judgment is not upheld on appeal, the results of this action will not have a materially adverse effect on the Corporation's consolidated financial position. Although, depending upon the amount of the ultimate liability, if any, and the consolidated results of operations in the year of final resolution, the legal action may have a materially adverse effect on the consolidated results of operation in that year.

PART II

ITEM 6.  Exhibits
- -----------------

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


                            COMERICA INCORPORATED
                            --------------------------------------
                            (Registrant)




                            /s/Paul H. Martzowka
                            --------------------------------------
                            Ralph W. Babb, Jr.
                            Executive Vice President and
                            Chief Financial Officer
                            (Principal Financial Officer)




                            /s/Arthur W. Hermann
                            --------------------------------------
                            Arthur W. Hermann
                            Senior Vice President and Controller
                            (Principal Accounting Officer)




Date:  August 11, 1995