Form 10-Q
period 1995-09-30
COMERICA INC /NEW/
filed 1995-11-01
CIK 28412

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1995

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

      $5 par value common stock:
          outstanding as of September 30, 1995:  114,556,000 shares

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                              Sept. 30,        Dec. 31,     Sept. 30,
(In thousands, except per share data)              1995            1994          1994
                                            -----------    ------------   -----------
ASSETS
Cash and due from banks                     $ 1,523,520    $ 1,822,313    $ 1,410,911
Interest-bearing deposits with banks             52,442        378,873        275,361
Federal funds sold and securities
  purchased under agreements to resell          733,200         46,000         50,499
Trading account securities                        4,783          4,332          8,473
Mortgages held for sale                         138,741         91,547        108,565

Investment securities available for sale      2,779,920      2,906,296      3,047,713
Investment securities held to
  maturity (estimated fair value of
  $4,534,625 at 9/30/95, $4,659,317 at
  12/31/94 and $4,864,287 at 9/30/94)         4,591,928      4,970,165      5,081,797
                                            -----------    -----------    -----------
     Total investment securities              7,371,848      7,876,461      8,129,510

Commercial loans                             11,679,983     10,633,808      9,787,241
International loans                           1,400,513      1,195,328      1,167,371
Real estate construction loans                  574,208        413,987        398,557
Commercial mortgage loans                     3,200,054      3,056,337      3,008,809
Residential mortgage loans                    2,451,943      2,436,445      2,289,889
Consumer loans                                4,734,944      4,214,716      3,942,077
Lease financing                                 305,425        258,625        222,807
                                            -----------    -----------    -----------
     Total loans                             24,347,070     22,209,246     20,816,751
Less allowance for loan losses                 (342,914)      (326,195)      (327,962)
                                            -----------    -----------    -----------
     Net loans                               24,004,156     21,883,051     20,488,789
Premises and equipment                          456,424        437,757        440,254
Customers' liability on acceptances
  outstanding                                    34,336         33,632         38,502
Accrued income and other assets               1,029,076        855,936        852,725
                                            -----------    -----------    -----------
     TOTAL ASSETS                           $35,348,526    $33,429,902    $31,803,589
                                            ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits (noninterest-bearing)       $ 5,180,358    $ 5,257,396    $ 4,617,674
Interest-bearing deposits                    15,098,517     14,741,438     14,886,757
Deposits in foreign offices                   1,732,254      2,433,482        820,265
                                            -----------    -----------    -----------
     Total deposits                          22,011,129     22,432,316     20,324,696
Federal funds purchased and securities
  sold under agreements to repurchase           763,882      2,594,189      1,655,471
Other borrowed funds                          4,665,515      1,611,219      3,528,471
Acceptances outstanding                          34,336         33,632         38,502
Accrued expenses and other liabilities          372,102        268,823        268,353
Medium- and long-term debt                    4,948,576      4,097,943      3,602,381
                                            -----------    -----------    -----------
     Total liabilities                       32,795,540     31,038,122     29,417,874
Common stock - $5 par value:
  Authorized - 250,000,000 shares
  Issued-115,094,531 shares at
    9/30/95, 119,294,531 shares
    at 12/31/94 and 9/30/94                     575,473        596,473        596,473
Capital surplus                                 414,672        525,052        524,915
Unrealized gains and losses on investment
  securities available for sale                   2,719        (55,039)       (33,772)
Retained earnings                             1,574,639      1,390,405      1,331,379
Less cost of common stock in
  treasury-538,453 shares at 9/30/95,
  2,382,333 shares at 12/31/94 and
  1,193,179 shares at 9/30/94                   (14,517)       (65,111)       (33,280)
                                            -----------    -----------    -----------
     Total shareholders' equity               2,552,986      2,391,780      2,385,715
                                            -----------    -----------    -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                 $35,348,526    $33,429,902    $31,803,589
                                            ===========    ===========    ===========
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
                                            Three Months Ended         Nine Months Ended
                                               September 30               September 30
                                           --------------------     ------------------------
(In thousands, except per share data)          1995        1994           1995          1994
                                           --------    --------     ----------    ----------
INTEREST INCOME
Interest and fees on loans                 $532,490    $408,709     $1,550,093    $1,129,270
Interest on investment securities:
  Taxable                                   115,225     117,805        353,639       327,425
  Exempt from federal income tax              6,390       7,358         20,214        23,445
                                           --------    --------     ----------    ----------
       Total interest on investment
         securities                         121,615     125,163        373,853       350,870

Trading account interest                         15          52            169           (18)
Interest on federal funds sold and
  securities purchased under agreements
  to resell                                   3,405         642          6,041         4,095
Interest on time deposits with banks          1,099       3,646          7,550        17,204
Interest on mortgages held for sale           3,054       2,722          5,586         8,965
                                           --------    --------     ----------    ----------
       Total interest income                661,678     540,934      1,943,292     1,510,386

INTEREST EXPENSE
Interest on deposits                        183,958     141,129        538,194       389,231
Interest on short-term borrowings:
  Federal funds purchased and securities
     sold under agreements to repurchase     35,876      33,241        117,928        81,092
  Other borrowed funds                       41,301      16,880        112,050        60,894
Interest on medium- and long-term debt       76,607      41,741        211,133        89,418
Net interest rate swap (income)/expense         612      (5,056)         5,126       (28,093)
                                           --------    --------     ----------    ----------
       Total interest expense               338,354     227,935        984,431       592,542
                                           --------    --------     ----------    ----------
       Net interest income                  323,324     312,999        958,861       917,844
Provision for loan losses                    26,000      14,000         53,500        44,000
                                           --------    --------     ----------    ----------
       Net interest income after
         provision for loan losses          297,324     298,999        905,361       873,844

NONINTEREST INCOME
Income from fiduciary activities             31,129      29,019         93,863        91,738
Service charges on deposit accounts          33,150      32,029         97,138        91,456
Customhouse broker fees                       8,789      10,201         27,137        30,481
Revolving credit fees                        13,699      10,200         37,636        28,557
Securities gains                                516       1,581            788         2,363
Other noninterest income                     40,831      33,608        113,006        99,415
                                           --------    --------     ----------    ----------
       Total noninterest income             128,114     116,638        369,568       344,010

NONINTEREST EXPENSES
Salaries and employee benefits              142,507     138,456        420,374       406,407
Net occupancy expense                        24,649      25,188         73,306        74,881
Equipment expense                            16,787      16,313         50,670        49,570
FDIC insurance expense                         (500)     11,106         21,418        33,129
Telecommunications expense                    7,230       6,748         22,027        18,869
Other noninterest expenses                   74,223      65,304        221,582       196,842
                                           --------    --------     ----------    ----------
       Total noninterest expenses           264,896     263,115        809,377       779,698
                                           --------    --------     ----------    ----------
Income before income taxes                  160,542     152,522        465,552       438,156
Provision for income taxes                   55,240      51,918        158,696       147,511
                                           --------    --------     ----------    ----------
NET INCOME                                 $105,302    $100,604     $  306,856    $  290,645
                                           ========    ========     ==========    ==========
NET INCOME PER SHARE:
  Primary                                     $0.91       $0.84          $2.62         $2.46
  Fully diluted                               $0.91       $0.84          $2.61         $2.46
Primary average shares                      115,993     119,436        117,199       118,148

Cash dividends declared                     $40,089     $37,897       $118,237      $107,724
Dividends per share                           $0.35       $0.32          $1.02         $0.92

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries
                                     Unrealized                         Total
               Common     Capital    Gains/      Retained    Treasury   Shareholders'
(in thousands) Stock      Surplus    (Losses)    Earnings    Stock      Equity
               ---------  ---------  ----------  ----------  ---------  -------------
BALANCES AT
 JANUARY 1,
  1994         $596,473   $524,186   $ 27,473    $1,155,280  $(121,754) $2,181,658
Net income for
  1994                -          -          -       290,645          -     290,645
Cash dividends
 declared             -          -          -      (107,724)         -    (107,724)
Purchase of
 1,601,164
 shares               -          -          -             -    (43,892)    (43,892)
Issuance of
 shares:
 Employee stock
  plans               -        318          -        (2,964)     7,145       4,499
 Acquisition of
  Pacific
  Western             -          -          -        (3,858)   125,221     121,363
Amortization of
 deferred
 compensation         -        411          -             -          -         411
Change in
 unrealized
 gains/(losses)
 on investment
 securities
 available for
 sale                 -          -    (61,245)            -          -     (61,245)
               --------   --------   --------    ----------  ---------  ----------
BALANCES AT
 SEPTEMBER
 30, 1994      $596,473   $524,915   $(33,772)   $1,331,379  $ (33,280) $2,385,715
               ========   ========   ========    ==========  =========  ==========

BALANCES AT
 JANUARY 1,
 1995          $596,473   $525,052   $(55,039)   $1,390,405  $ (65,111) $2,391,780
Net income for
 1995                 -          -          -       306,856          -     306,856
Cash dividends
 declared             -          -          -      (118,237)         -    (118,237)
Purchase of
 1,405,500
 shares               -          -          -             -    (38,725)    (38,725)
Purchase and
 retirement
 of 4,200,000
 shares         (21,000)  (112,691)         -             -          -    (133,691)
Issuance of
 shares:
  Employee
   stock plans        -        191          -        (4,385)    13,669       9,475
  Acquisitions        -      1,450          -             -     75,650      77,100
Amortization of
 deferred
 compensation         -        670          -             -          -         670
Change in
 unrealized
 gains/(losses)
 on investment
 securities
 available for
 sale                 -          -     57,758             -          -      57,758
               --------   --------   --------    ----------  ---------  ----------
BALANCES AT
 SEPTEMBER
 30, 1995      $575,473   $414,672   $  2,719    $1,574,639  $ (14,517) $2,552,986
               ========   ========   ========    ==========  =========  ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries
                                                        Nine Months Ended
                                                          September 30
                                                   ---------------------------
(in thousands)                                             1995           1994
                                                   ------------   ------------
OPERATING ACTIVITIES:
  Net income                                       $    306,856   $    290,645
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                          53,500         44,000
      Depreciation                                       47,355         44,320
      Net increase in trading account securities           (451)        (4,873)
      Net (increase) decrease in mortgages held
        for sale                                        (47,194)       222,102
      Net increase in accrued income receivable         (30,830)       (26,289)
      Net increase (decrease) in accrued expenses       111,488        (20,113)
      Net amortization of intangibles                    21,519         17,994
      Funding for employee benefit plans               (125,000)       (59,719)
      Other, net                                        (25,607)        35,109
                                                   ------------   ------------
         Total adjustments                                4,780        252,531
                                                   ------------   ------------
           Net cash provided by operating
             activities                                 311,636        543,176
INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits
    with banks                                          326,431        751,112
  Net (increase) decrease in federal funds sold
    and securities purchased under agreements
    to resell                                          (651,900)     1,041,290
  Proceeds from sale of investment securities
    available for sale                                   39,342          1,509
  Proceeds from maturity of investment
    securities available for sale                       308,979        455,785
  Purchases of investment securities
    available for sale                                  (31,434)    (1,147,791)
  Proceeds from maturity of investment
    securities held to maturity                         579,776      1,249,296
  Purchases of investment securities
    held to maturity                                   (164,828)    (2,125,409)
  Net increase in loans (other
    than purchased loans)                            (1,904,378)      (844,671)
  Purchase of loans                                     (44,110)      (227,192)
  Fixed assets, net                                     (49,166)       (65,452)
  Net increase in customers'
    liability on acceptances outstanding                   (704)          (290)
  Net cash provided by acquisitions                      28,835         58,626
                                                   ------------   ------------
           Net cash used in investing
             activities                              (1,563,157)      (853,187)
FINANCING ACTIVITIES:
  Net decrease in deposits                             (839,927)    (1,802,852)
  Net increase (decrease) in short-term
    borrowings                                        1,223,989        (77,988)
  Net increase in acceptances
    outstanding                                             704            290
  Proceeds from issuance of medium- and
    long-term debt                                    2,460,000      2,750,000
  Repayments and purchases of medium- and
    long-term debt                                   (1,614,011)      (608,175)
  Proceeds from issuance of common stock
    and other capital transactions                       10,145          4,910
  Purchase of common stock for treasury
    and retirement                                     (172,416)       (43,892)
  Dividends paid                                       (115,756)      (102,066)
                                                   ------------   ------------
           Net cash provided by financing
             activities                                 952,728        120,227
                                                   ------------   ------------
Net decrease in cash and due from banks                (298,793)      (189,784)
Cash and due from banks at beginning of year          1,822,313      1,600,695
                                                   ------------   ------------
Cash and due from banks at end of period           $  1,523,520   $  1,410,911
                                                   ============   ============
Interest paid                                      $    926,747   $    597,862
                                                   ============   ============
Income taxes paid                                  $    130,629   $    127,851
                                                   ============   ============
Noncash investing and financing activities:
  Loan transfers to other real estate              $     15,249   $     12,241
                                                   ============   ============
  Treasury stock issued for acquisitions           $     77,100   $    121,363
                                                   ============   ============
  Loan transfer to investment securities           $          -   $     91,538
                                                   ============   ============


Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Comerica Incorporated and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

Note 2 - Investment Securities

      At September 30, 1995 investment securities having a carrying value of $5.6 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $36 million.

Note 3 - Allowance for Loan Losses

      The following analyzes the changes in the allowance for loan losses included in the consolidated balance sheets:

(in thousands)                           1995              1994
                                    ---------         ---------
Balance at January 1                $ 326,195         $ 298,685
Allowance acquired                      3,260            19,467
Loans charged off                     (73,831)          (60,863)
Recoveries on loans previously
  charged off                          33,790            26,673
                                    ---------         ---------
  Net loans charged off               (40,041)          (34,190)
Provision for loan losses              53,500            44,000
                                    ---------         ---------
Balance at September 30             $ 342,914         $ 327,962
                                    =========         =========

      A loan is considered impaired if it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $156 million and $150 million for the quarter and nine months ended September 30, 1995, respectively. Of the $150 million period-end impaired loans, approximately $84 million required an allowance for loan losses of $19 million in accordance with SFAS No. 114. The remaining impaired loan balance represents loans for which the fair value exceeded the recorded investment in the loan.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 4 - Medium- and Long-term Debt

      Medium- and long-term debt consisted of the following at September 30, 1995 and December 31, 1994:

(in thousands)                      September 30, 1995 December 31, 1994
                                    ------------------ -----------------
Parent Company
9.75% subordinated notes
  due 1999                          $   74,669         $   74,601
10.125% subordinated debentures
  due 1998                              74,781             74,721
7.25% subordinated notes due
  2007                                 148,591                  -
                                    ----------         ----------
      Total parent company             298,041            149,322

Subsidiaries
Subordinated notes:
8.375% subordinated notes due
  2024                                 147,762            147,709
7.25% subordinated notes due
  2002                                 148,891            148,777
6.875% subordinated notes due
  2008                                  99,047             98,990
7.125% subordinated notes due
  2013                                 147,972            147,890
FDIC subordinated note due 1995          4,500              4,500
                                    ----------         ----------
      Total subordinated notes         548,172            547,866

Medium-term notes:
Floating rate based on Treasury
  bill indices                       1,899,600          2,849,205
Floating rate based on Prime
  indices                              550,000            299,988
Floating rate based on LIBOR
  indices                              299,934             25,000
Fixed rate notes with interest
  rates ranging from 5.65% to 7.5%   1,348,240            224,610
                                    ----------         ----------
      Total medium-term notes        4,097,774          3,398,803

Notes payable bearing interest at
  rates ranging from 7.35% to
  8.00% and maturing on dates
  ranging from 1995 through 2015         4,589              1,952
                                    ----------         ----------
      Total subsidiaries             4,650,535          3,948,621
                                    ----------         ----------
      Total medium- and long-term
        debt                        $4,948,576         $4,097,943
                                    ==========         ==========


Note 5 - Income Taxes

      The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the financial statements after deducting non-taxable items, principally interest income on state and municipal securities.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts

                                September 30, 1995              December 31, 1994
                          ------------------------------  ------------------------------
                          Notional/                       Notional/
                          Contract    Unrealized   Fair   Contract    Unrealized   Fair
                          Amount    Gains  Losses  Value  Amount    Gains  Losses  Value
(in millions)             (1)       (2)            (3)    (1)       (2)            (3)
                          ------------------------------  ------------------------------
Risk Management
Interest rate contracts
   Swaps (4)              $4,224    $34    $(59)   $(25)  $3,643    $ 4    $(238)  $(234)
   Caps purchased             25      -       -       -       50      -        -       -
   Caps written              178      -       -       -      198      -       (1)     (1)
Foreign exchange
contracts
   Spot and forwards         124      2       -       2       98      -       (1)     (1)
   Swaps                      49      7       -       7       25      -        -       -
Commitments
   To purchase securities     59      -       -       -        -      -        -       -
   To sell securities          2      -       -       -        -      -        -       -
   To sell loans             165      -       -       -       77      -        -       -
                          ------    ---    ----    ----   ------    ---    -----   -----
   Total risk management   4,826     43     (59)    (16)   4,091      4     (240)   (236)

Customer Initiated and
Other
Interest rate contracts
   Caps written              474      -       -       -      321      -       (1)     (1)
   Options purchased          27      -       -       -        -      -        -       -
   Swaps                       4      -       -       -        7      -        -       -
Foreign exchange contracts
   Spot, forward, futures
     and options             552      9      (8)      1      503      5       (4)      1
                          ------    ---    ----    ----   ------    ---    -----   -----
   Total customer
     initiated and other   1,057      9      (8)      1      831      5       (5)      -
                          ------    ---    ----    ----   ------    ---    -----   -----
   Total derivatives and
     foreign exchange
     contracts            $5,883    $52    $(67)   $(15)  $4,922    $ 9    $(245)  $(236)
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

(4)  Includes the notional amount of index amortizing swaps of $2,143 million and $1,936 million at September 30, 1995 and December 31, 1994, respectively.  These swaps had net unrealized losses of $30 million and $133 million at September 30, 1995 and December 31,
1994, respectively.  As of September 30, 1995, index amortizing swaps had an average expected life of approximately 2.05 years with a stated maturity that averaged 3.25 years.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts
(Continued)
Risk Management
---------------

      Interest rate risk arises in the normal course of business to the extent there is a difference between the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. This gap in the balance sheet structure reflects the sensitivity of the Corporation's net interest income to a change in interest rates. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs off-balance sheet derivative financial instruments and foreign exchange contracts, in addition to certain on-balance sheet instruments, to manage exposure to these and other risks, including liquidity risk.

      The Corporation principally uses off-balance sheet derivatives as an end-user in connection with asset and liability management activities.
The main objective of asset and liability management is to maximize net interest income while operating within acceptable ranges of interest rate sensitivity and providing adequate levels of liquidity and funding. The Corporation's use of derivatives takes place predominately in the interest rate markets and mainly involves interest rate swaps, both amortizing and non-amortizing. Interest rate swaps are primarily used to alter the interest rate characteristics of certain assets and liabilities in order to provide a more precise match between their rate maturities.

      The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of September 30, 1995. The swaps are grouped by the assets or liabilities to which they have been designated.

      Various other types of off-balance sheet financial instruments may also be used for risk management purposes, including interest rate caps, forward and futures interest and foreign exchange rate contracts, foreign exchange rate swaps, commitments to purchase and sell securities and commitments to sell mortgage loans.


Customer Initiated and Other
-----------------------------

      The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts and interest rate caps, at the request of customers.

      The average fair value of customer initiated and other foreign exchange contracts was $1 million for both the nine months ended September 30, 1995 and the year ended December 31, 1994. Foreign exchange contracts generated $5 million of income for the nine months ended September 30, 1995, compared to $3 million for the same period a year earlier and $5 million for the year ended December 31, 1994. The risks associated with customer initiated foreign exchange contracts are generally reduced by entering into offsetting foreign exchange contracts.

      Customer initiated interest rate caps generally are not offset by other on- or off-balance sheet financial instruments; however, diminutive authority limits have been established for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not significant for the nine-month period ended September 30, 1995 and for the year ended December 31, 1994.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries



Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts

(Continued)

      Available credit lines on fixed rate credit card and check product accounts, which expose the Corporation to the risk of a reduction in net interest income as rates increase, totaled approximately $2.0 billion and $1.9 billion at September 30, 1995 and December 31, 1994, respectively. Market risk exposure arising from these revolving credit commitments is very limited, however, since it is unlikely that a significant number of customers with these accounts will simultaneously borrow up to their maximum available credit lines.

-----------------------------------------------------------------------------------------
Remaining Expected Maturity of Risk Management Interest Rate Swaps:
                                                                   2000-         Dec. 31,
(dollar amounts in millions)    1995   1996    1997    1998  1999  2014  Total       1994
 -----------------------------------------------------------------------------------------
Variable rate asset
designation:
  Receive fixed swaps
    Generic                     $  -   $   50  $    -  $  -  $  -  $  -  $   50  $   50
    Amortizing                    21       16      84   100     -     -     221     297
    Index Amortizing             281      361     961   175   130   235   2,143   1,936

    Weighted average: (1)
      Receive rate              6.42%    5.76%   5.23% 5.70% 6.20% 5.83%   5.64%   5.38%
      Pay rate                  5.88%    5.88%   5.91% 5.85% 5.83% 5.81%   5.88%   5.78%

Fixed rate asset designation:
    Generic pay fixed swaps     $ 98   $   35  $    -  $  -  $  2  $  -  $  135  $  185

      Weighted average: (1)
        Receive rate            5.91%    5.91%      -%    -% 5.83%    -%   5.95%   5.91%
        Pay rate                6.31%    7.05%      -%    -% 8.73%    -%   6.56%   7.43%

Medium- and long-term debt
designation:
  Generic receive fixed swaps   $  -   $  600  $   50  $  -  $  -  $700  $1,350  $  675

    Weighted average: (1)
      Receive rate                 -%    6.27%   9.35%    -%    -% 7.65%   7.10%   7.37%
      Pay rate                     -     5.88%   5.89%    -%    -% 5.96%   5.92%   5.73%

  Generic pay fixed swaps       $  -   $   25  $    -  $  -  $  -  $  -  $   25  $   25

    Weighted average: (1)
      Receive rate                 -%    5.88%      -%    -%    -%    -%   5.88%   6.89%
      Pay rate                     -%    8.28%      -%    -%    -%    -%   8.28%   8.28%

  Basis swaps                   $  -   $  300  $    -  $  -  $  -  $  -  $  300  $  475

    Weighted average: (1)
      Receive rate                 -%    5.80%      -%    -%    -%    -%   5.80%   6.01%
      Pay rate                     -%    5.80%      -%    -%    -%    -%   5.80%   5.80%

Total notional amount           $400   $1,387  $1,095  $275  $132  $935  $4,224  $3,643
-----------------------------------------------------------------------------------------
(1)  Variable rates are based on those rates paid or received at September 30, 1995.
Variable rates paid or received are based on LIBOR.
-----------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts

(Continued)


Off-Balance-Sheet Derivative and Foreign Exchange Activity
----------------------------------------------------------

      The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts.

                                                              Customer Initiated
                                    Risk Management                and Other
                               -----------------------     -----------------------
                               Interest      Foreign       Interest      Foreign
                               Rate          Exchange      Rate          Exchange
(in millions)                  Contracts     Contracts     Contracts     Contracts
                               -----------------------     -----------------------
Balances at December 31, 1994  $ 3,891       $   123       $ 328         $    503

Additions                        1,678         1,817         427           26,367
Maturities/amortizations        (1,142)       (1,767)       (250)         (26,318)
Terminations                         -             -           -                -
                               -------       -------       -----         --------
Balances at September 30, 1995 $ 4,427       $   173       $ 505         $    552
                               =======       =======       =====         ========


      Additional information regarding the nature, terms and attendant risks of the above off-balance sheet derivatives and foreign exchange contracts, along with information on derivative accounting policies, can be found in the Corporation's 1994 annual report on Form 10-K on pages 33 through 37 and in Notes 1 and 17 to the consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         -----------------------

Results of Operations
---------------------

      Comerica Incorporated reported net income of $105 million for the quarter ended September 30, 1995, an increase of nearly $5 million, or 5 percent, over the amount reported for the third quarter of 1994. Net income per share increased 8 percent to $0.91 from $0.84 a year ago. Return on average common shareholders' equity was 16.81 percent and return on average assets was 1.22 percent, compared to 17.11 percent and 1.27 percent, respectively, for the comparable quarter last year.

      For the nine months ended September 30, 1995, net income rose 6 percent to $307 million, or $2.62 per share, compared to net income of $291 million, or $2.46 per share, reported for the same period in 1994. Return on average common shareholders' equity was 16.45 percent and return on average assets was 1.20 percent for the year-to-date period, compared to 16.94 percent and 1.24 percent, respectively, a year earlier.


Acquisitions
------------

      On October 27, 1995, the Corporation completed the acquisition of QuestStar Bank, N.A. (QuestStar) in Houston, Texas, for approximately $25 million in cash. At September 30, 1995, QuestStar had approximately $200 million in total assets. The transaction was accounted for as a purchase.

      In May 1995, the Corporation entered into an Agreement and Plan of Merger to acquire Metrobank, headquartered in Los Angeles, California, for approximately 4.2 million shares of common stock then valued at $120 million. At March 31, 1995 Metrobank had approximately $1.3 billion in total assets. The transaction will be accounted for as a purchase and, subject to regulatory approval, is expected to be completed in the first quarter of 1996.


Net Interest Income
-------------------

      The Rate-Volume Analyses in Tables I and II detail the components of the change in net interest income (FTE) for the quarter and nine months ended September 30, 1995. On a fully taxable equivalent (FTE) basis, net interest income was $329 million for the three months ended September 30, 1995, up $10 million, or 3 percent, from $319 million reported for the comparable quarter in 1994. This increase, primarily the result of acquisitions and continued expansion in the loan portfolio, was partially offset by the utilization of wholesale funds to support loan growth and customers shifting deposits from NOW, savings and money market accounts to higher-paying certificates of deposit.

      Growth in commercial and consumer loan balances accounted for more than 75 percent of the overall increase in average total loans. For the third quarter of 1995, average commercial loans rose $1.9 billion, or 19 percent, over the prior year, reflecting continued strong loan demand by corporate customers. Average consumer loans increased $842 million, or 22 percent, over the comparable period a year earlier, due to rapid growth in the revolving credit portfolio. This growth resulted as customers responded to bankcard promotions begun in the third quarter of 1994. Investments in other earning assets were reduced in order to partially fund loan growth.

      The net interest margin for the three months ended September 30, 1995, was 4.10 percent, a decline of 5 basis points from 4.15 percent for the second quarter of 1995, and 25 basis points from 4.35 percent for the third quarter of 1994. Continued margin compression is an indication of market pressure to maintain competitive pricing on loan and deposit products and the Corporation's increased use of purchased funds, a more expensive funding vehicle.

      For the nine months ended September 30, 1995, net interest income
(FTE) totaled $976 million, an increase of $40 million, or 4 percent, over the amount reported for the same period a year ago. This increase in net interest income, led by acquisitions and growth in commercial and consumer loans, was partially offset by a rise in purchased funds used to support loan growth as well as an overall increase in interest-bearing deposits as customers invested more funds in certificates of deposit. Average commercial loans grew $1.8 billion, or 19 percent, while average consumer loans rose $784 million, or 21 percent. The average balances of investment securities and temporary investments were reduced to facilitate loan growth.

      The net interest margin for the nine months ended September 30, 1995, was 4.14 percent, a decrease of 2 basis points from 4.16 percent for the six months ended June 30, 1995, and 20 basis points from 4.34 percent for the first nine months of 1994. Continued compression in the margin for the year-to-date period is attributable to the same factors discussed above for the third quarter.

      Net interest income growth for the quarter and nine months ended September 30, 1995, was also partially offset as the Corporation's risk management interest rate swap portfolio continued to generate net interest expense. These interest rate swaps are designated against certain assets and liabilities, therefore, the impact on net interest income attributable to these off-balance sheet instruments is generally offset by net interest income generated by on-balance sheet assets and liabilities.

      In addition to using interest rate swaps and other off-balance sheet instruments to control the Corporation's exposure to interest rate risk, management attempts to minimize the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses.

      At September 30, 1995, the Corporation was in an asset sensitive position of approximately $542 million (on an elasticity-adjusted basis), or 1.66 percent of earning assets. The earnings simulation analysis performed at September 30, 1995, indicated forecasted net interest income is at risk by less than 4 percent if short-term interest rates decreased 200 basis points or could increase by less than 1 percent if short-term interest rates rose 200 basis points. These results are within established corporate policy guidelines.


Provision for Loan Losses
-------------------------

      The provision for loan losses for the third quarter of 1995 was $26 million, up $12 million from the third quarter of 1994. For the nine months ended September 30, 1995, the provision for loan losses was $54 million, an increase of $10 million over the provision for the same period a year ago. The provision is predicated upon maintaining an adequate allowance for loan losses, which is further discussed in the section entitled "Financial Condition."

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Three Months Ended
                                 -------------------------------------------------------------
                                       September 30, 1995             September 30, 1994
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $23,984     $  534      8.86%   $20,463     $  411      7.99%
Investment securities              7,534        125      6.63      8,228        129      6.24
Other earning assets                 451          8      6.67        479          7      5.86
----------------------------------------------------------------------------------------------
   Total earning assets           31,969        667      8.30     29,170        547      7.45

Interest-bearing deposits         16,926        184      4.31     16,743        141      3.34
Short-term borrowings              5,280         77      5.80      4,361         50      4.56
Medium- and long-term debt         4,779         77      6.37      3,185         42      5.24
Net interest rate swap
  (income)/expense (1)                 -          -         -          -         (5)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $26,985        338      4.98    $24,289        228      3.73
                                             -----------------               -----------------

Net interest income/
  Rate spread (FTE)                          $  329      3.32                $  319      3.72
                                             ======                          ======

FTE adjustment                               $    5                          $    6
                                             ======                          ======
Impact of net noninterest-
  bearing sources of funds                               0.78                            0.63
----------------------------------------------------------------------------------------------
Net interest margin as a percent
  of average earning assets (FTE)                        4.10%                           4.35%
==============================================================================================
(1)  After allocation of the income or expense generated by interest rate swaps for the three months ended September 30, 1995, to the related assets and liabilities, the average yield on total loans was 8.85 percent as of September 30, 1995, compared to 8.08 percent a year ago.  The average cost of funds for medium- and long-term debt was 6.14 percent as of September 30, 1995, compared to 4.97 percent a year earlier.
                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                        $   45     $   78   $   123
Investment securities                             7        (11)       (4)
Other earning assets                              1          -         1
                                             ------------------------------
   Total earning assets                          53         67       120

Interest-bearing deposits                        36          7        43
Short-term borrowings                            14         13        27
Medium- and long-term debt                        9         26        35
Net interest rate swap
  (income)/expense                                5          -         5
                                             ------------------------------
   Total interest-bearing sources                64         46       110
                                             ------------------------------

Net interest income/Rate spread (FTE)        $  (11)    $   21   $    10
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.

/TABLE

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Nine Months Ended
                                 -------------------------------------------------------------
                                       September 30, 1995              September 30, 1994
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $23,291     $1,556      8.93%   $19,825     $1,135      7.65%
Investment securities              7,721        385      6.62      7,996        363      6.06
Other earning assets                 389         19      6.67        931         30      4.34
----------------------------------------------------------------------------------------------
   Total earning assets           31,401      1,960      8.33     28,752      1,528      7.10

Interest-bearing deposits         16,875        538      4.26     16,641        389      3.13
Short-term borrowings              5,200        230      5.91      4,948        142      3.84
Medium- and long-term debt         4,393        211      6.42      2,298         89      5.19
Net interest rate swap
  (income)/expense (1)                 -          5         -          -        (28)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $26,468        984      4.97    $23,887        592      3.32
                                             -----------------               ------------------
Net interest income/
  Rate spread (FTE)                          $  976      3.36                $  936      3.78
                                             ======                          ======

FTE adjustment                               $   17                          $   18
                                             ======                          ======
Impact of net noninterest-bearing
  sources of funds                                       0.78                            0.56
----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.14%                           4.34%
==============================================================================================
(1)  After allocation of the income or expense generated by interest rate swaps for the nine months ended September 30, 1995, to the related assets and liabilities, the average yield on total loans was 8.83 percent as of September 30, 1995, compared to 7.77 percent a year ago.
The average cost of funds for medium- and long-term debt was 6.16 percent as of September 30,
1995, compared to 4.71 percent a year earlier.

                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                        $  189     $  232    $  421
Investment securities                            35        (13)       22
Other earning assets                             16        (27)      (11)
                                             ------------------------------
   Total earning assets                         240        192       432

Interest-bearing deposits                       130         19       149
Short-term borrowings                            77         11        88
Medium- and long-term debt                       21        101       122
Net interest rate swap
  (income)/expense                               33          -        33
                                             ------------------------------
   Total interest-bearing sources               261        131       392
                                             ------------------------------

Net interest income/Rate spread (FTE)        $  (21)    $   61    $   40
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.

/TABLE

Noninterest Income
------------------

      After adjusting for acquisitions, noninterest income rose $10 million to $127 million for the three months ended September 30, 1995, a 9 percent increase from the corresponding period in 1994. This growth in noninterest income, primarily attributable to an escalation in revenue within the other noninterest income category and a $3 million increase in revolving credit fees resulting from new credit card balances, was partially offset by decreases in customhouse brokerage fees and securities gains.

      Other noninterest income grew $7 million, or 21 percent, from the third quarter of 1994, benefiting principally from increases in fees and commissions generated by the investment management, securities brokerage and insurance businesses.

      For the nine months ended September 30, 1995, noninterest income totaled $361 million, excluding the effects of acquisitions, an increase of $17 million, or 5 percent, over the comparable period in 1994. Growth in noninterest income primarily resulted from an $8 million boost in revolving credit fees arising directly from growth in the bankcard portfolio and an increase in other noninterest income. Reductions in income associated with customhouse brokerage fees and securities gains partially offset the rise in noninterest income.

      Other noninterest income for the first nine months of 1995 reached $112 million, an increase of $12 million, or 13 percent, over the same period a year earlier. Earnings from investment management activities contributed $6 million to other noninterest income for the nine-month period, while the securities brokerage and insurance areas generated over $5 million in additional fees and commissions. A decline in income from mortgage-related activities, particularly gains from bulk sales of mortgage servicing rights, partially offset the increase in other noninterest income.


Noninterest Expenses
--------------------

       Noninterest expenses for the three months ending September 30, 1995, rose 3 percent, or $8 million, from the corresponding period in 1994, excluding the effects of acquisitions and a $12 million rebate received in connection with a lower FDIC insurance rate. This nominal increase in noninterest expenses was the result of normal business growth.

      For the nine months ended September 30, 1995, noninterest expenses were well-controlled, rising less than 2 percent from the same period a year ago, excluding the expenses associated with acquisitions and the aforementioned FDIC insurance premium rebate.


Provision for Income Taxes
--------------------------

      The provision for income taxes for the nine months ended September 30, 1995, totaled $159 million, an increase of 8 percent compared to $148 million reported for the same period a year ago. The effective tax rate was 34 percent for the first nine months of both 1995 and 1994.

Financial Condition
-------------------

      Total assets at September 30, 1995 were $35.3 billion, up $2 billion or 6 percent since December 31, 1994.

      Earning assets growth of $2 billion, or 7 percent, to $32.6 billion since year-end 1994 was mainly caused by a $2.1 billion, or 10 percent, increase in total loans. This increase was partially funded by a decline in the investment securities portfolio of $505 million.

      Since December 31, 1994, loan growth has remained strong as a result of both acquisitions and continued expansion in the commercial and consumer loan portfolios. Commercial loans showed the strongest improvement, increasing $1.0 billion, or 10 percent, reflecting prolonged customer demand in the Corporation's markets. Consumer loans followed with an increase of $520 million, or 12 percent, largely due to growth in revolving credit loans.

      Total liabilities increased $1.8 billion, or 6 percent, to $32.8 billion since December 31, 1994, primarily due to the addition of $1.2 billion in short-term borrowings and an increase of $850 million in medium- and long-term debt. The rise in medium- and long-term debt reflects the net result of the issuance of $2.4 billion of medium- and long-term notes and the maturity of approximately $1.6 billion of medium-term notes since December 31, 1994. Refer to the notes to the consolidated financial statements for an analysis of medium- and long-term debt. As the deposit base remains relatively flat, greater reliance on federal funds purchased, other short-term borrowings, and medium- and long-term debt is necessary to support expanding loan volumes.


Allowance for Loan Losses and Nonperforming Assets
--------------------------------------------------

      Management determines the adequacy of the allowance for loan losses by applying projected loss ratios to the risk-ratings of loans, both individually and by category. The projected loss ratios incorporate such factors as recent loan loss experience, current economic conditions and trends, geographic dispersion of borrowers, trends in past due and nonaccrual amounts, risk characteristics of various categories and concentrations of loans, and transfer risks.

      At September 30, 1995, the allowance for loan losses was $343 million, an increase of $17 million, or 5 percent, since December 31, 1994. Due to the magnitude of loan growth during 1995, the allowance as a percentage of total loans declined slightly to 1.41 percent from 1.47 percent at December 31, 1994. However, the allowance as a percentage of total nonperforming assets increased from 160 percent at year-end 1994 to 178 percent at September 30, 1995.

      Net charge-offs for the third quarter of 1995 were $21 million, or
0.35 percent of average total loans, compared with $11 million, or 0.21 percent of average total loans in the third quarter of 1994. The level of charge-offs, while still below historical norms, has increased relative to the extremely low levels experienced over the past year due to credit card loans. For the first nine months of both 1995 and 1994, net charge-offs of $40 million and $34 million, respectively, represented just 0.23 percent of average total loans. An analysis of the allowance for loan losses is presented in the notes to the consolidated financial statements.

      Nonperforming assets declined 6 percent since December 31, 1994, and were categorized as follows:

                                 September 30,        December 31,
(in thousands)                            1995                1994
                                 -------------        ------------
Nonaccrual loans:
  Commercial                     $      98,653        $     88,514
  Real estate construction               9,788              16,941
  Commercial mortgage                   35,408              47,152
  Residential mortgage                   7,933               9,116
                                 -------------        ------------
       Total nonaccrual loans          151,782             161,723
Reduced-rate loans                       4,137               2,299
                                 -------------        ------------
       Total nonperforming loans       155,919             164,022
Other real estate                       36,941              40,462
                                 -------------        ------------
  Total nonperforming assets     $     192,860        $    204,484
                                 =============        ============
Loans past due 90 days or more   $      71,924        $     39,161
                                 =============        ============


      Nonperforming assets as a percentage of total loans and other real estate at September 30, 1995 and December 31, 1994, were 0.79 percent and
0.92 percent, respectively. The $33 million increase in loans past due 90 days or more since year-end 1994 is related principally to credit card loans.


Capital
-------

      Shareholders' equity increased $161 million from December 31, 1994 to September 30, 1995, principally through retention of $189 million in earnings, the issuance of $76 million of common stock in connection with the acquisition of University Bank & Trust (University) in March 1995, and a $58 million decrease in unrealized losses on investment securities available for sale. The repurchase of 1.4 million shares, or $39 million, of common stock related to the acquisition of University partially offset the rise in shareholders' equity, along with the repurchase and retirement of 4.2 million shares, or $134 million, of common stock related to the impending Metrobank acquisition.

      Capital ratios continue to comfortably exceed minimum regulatory requirements as follows:

                                         September 30,    December 31,
                                              1995            1994
                                         -------------    ------------
Leverage ratio (3.00 - minimum)               6.72%            6.93%
Tier 1 risk-based capital
  ratio (4.0 - minimum)                       7.75             8.13
Total risk-based capital
  ratio (8.0 - minimum)                      11.47            11.68


      At September 30, 1995, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of a "well capitalized" institution as defined in the final rule under FDICIA.


Other Matters
-------------

      As disclosed in Part I, Item 3 of Form 10-K for the year ended December 31, 1994, a lawsuit was filed on July 24, 1990, by the State of Michigan against a subsidiary bank involving hazardous waste issues. The Corporation's motion for summary judgment was granted in January 1993, however, the State of Michigan has filed an appeal that is still pending. Management believes that even if the summary judgment is not upheld on appeal, the results of this action will not have a materially adverse effect on the Corporation's consolidated financial position. Although, depending upon the amount of the ultimate liability, if any, and the consolidated results of operations in the year of final resolution, the legal action may have a materially adverse effect on the consolidated results of operation in that year.

PART II.  OTHER INFORMATION

ITEM 2.    Changes in Securities

      (a)  Changes in documents defining rights of security holders.

      On July 21, 1995, the Corporation made several amendments to its bylaws. Among other things, these amendments modified the procedure for holders of its Common Stock, $5.00 par value per share, to make director nominations and added procedures regarding shareholder requests for business to be conducted at a shareholder meeting. Advance notice of director nominations must be given by a shareholder not less than 60 days nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting of shareholders; previously, such notice had to be given at least 30 days prior to such anniversary date. In addition, shareholders who desire to bring business at a shareholders meeting must comply with the advance notice provisions listed above as well as satisfy certain other technical notice requirements. A copy of the amended bylaws is attached hereto as Exhibit (4).


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits
     (4)   Instruments Defining the Rights of Security Holders
           -  Corporate Bylaws As Amended on July 21, 1995

     (11)  Statement re: Computation of Earnings Per Share

(b)  Reports on Form 8-K

     None.

                            SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            COMERICA INCORPORATED
                            --------------------------------------
                            (Registrant)




                            /s/Ralph W. Babb, Jr.
                            --------------------------------------
                            Ralph W. Babb, Jr.
                            Executive Vice President and
                            Chief Financial Officer
                            (Principal Financial Officer)




                            /s/Arthur W. Hermann
                            --------------------------------------
                            Arthur W. Hermann
                            Senior Vice President and Controller
                            (Principal Accounting Officer)




Date:  October 31, 1995