Form 10-K
period 1995-12-31
COMERICA INC /NEW/
filed 1996-03-29
CIK 28412

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                        ----------------------------
                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.


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

-    10 1/8 percent Subordinated
     Debentures due in 1998

-    7 1/4 percent Subordinated
     Notes due in 2007

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


At March 14, 1996, the registrant's common stock, $5 par value, held by nonaffiliates had an aggregate market value of $4,117,214,634 based on the closing price on the New York Stock Exchange on that date of $38.125 per share and 107,992,515 shares of common stock held by nonaffiliates. For purposes of this Form 10-K only, it has been assumed that all common shares held by the Trust Department of Comerica affiliated banks and by the registrant's directors and executive officers are held by affiliates.

At March 14, 1996, the registrant had outstanding 117,873,239 shares of its common stock, $5 par value.

DOCUMENTS INCORPORATED
BY REFERENCE:

1. Parts I and II:
Items 1-8--Annual Report to Shareholders for the year ended December 31, 1995.

2. Part III:
Items 10-13--Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 1996.

PART I

ITEM 1. BUSINESS

GENERAL

Comerica Incorporated ("Comerica" or the "Corporation") is a registered bank holding company incorporated under the laws of the State of Delaware, headquartered in Detroit, Michigan, and was formed in 1973 to acquire the outstanding common stock of Comerica Bank (formerly Comerica Bank-Detroit), a Michigan banking corporation ("Comerica Bank"). As of December 31, 1995, Comerica owned directly or indirectly all the outstanding common stock (except for directors' qualifying shares, where applicable) of nine banking and forty-one non-banking subsidiaries. At December 31, 1995, Comerica had total assets of approximately $35.5 billion, total deposits of approximately $23.2 billion, total loans (net of unearned income) of approximately $24.4 billion, and shareholders' equity of approximately $2.6 billion. At December 31, 1995, Comerica was the largest bank holding company headquartered in Michigan in terms of both total assets and total deposits.

BUSINESS STRATEGY

Comerica has strategically focused its operations on three major lines of business: the Business Bank, the Individual Bank and the Investment Bank.

The Business Bank is comprised of middle market lending, large corporate banking, international financial services and institutional trust. This line of business meets the needs of medium-size businesses, multinational corporations, and governmental entities by offering various products and services, including commercial loans and lines of credit, deposits, cash management, corporate and institutional trust, international trade finance, letters of credit and foreign exchange management services.

The Individual Bank includes consumer lending, consumer deposit gathering, mortgage loan origination and servicing, small business banking, and private banking. This line of business offers a variety of consumer products, including deposit accounts, direct and indirect installment loans, credit cards, home equity lines of credit and residential mortgage loans. In addition, a full range of financial services are provided to local companies with annual sales under $5 million, area merchants and municipalities. Private lending and personal trust services are also provided to meet the personal financial needs of affluent individuals (as defined by individual net income or wealth).

The Investment Bank is responsible for the sales of mutual fund and annuity products, as well as life, disability, and long-term care insurance products. This line of business also offers capital market products, manages loan syndications and provides investment management and advisory services, investment banking, and discount securities brokerage services.

Comerica has strategically focused its lines of business to each of Comerica's four primary geographic markets: the Midwest (Michigan and Illinois), Texas, California and Florida. Comerica pursues all three lines of business in each of these markets.

ACQUISITIONS

On May 2, 1995, Comerica, Comerica Holdings Incorporated ("Holdings"), a corporation chartered under the laws of California as a wholly-owned subsidiary of Comerica, and Metrobank, a bank chartered under the laws of California, entered into an Agreement and Plan of Reorganization and Merger providing for, among other things, the merger of Holdings into Metrobank with Metrobank being the surviving corporation, operating as a wholly-owned subsidiary of Comerica under the charter and by-laws of Metrobank and with the name "Metrobank". The acquisition of Metrobank was completed on January 16, 1996, and was accounted for as a purchase. Shareholders of Metrobank received common stock of Comerica valued at about $125 million in exchange for their interests in Metrobank. Metrobank had assets of about $1.3 billion at December 31, 1995.

On June 28, 1995, Comerica, Comerica Texas Incorporated ("ComTex"), a Delaware Corporation, Comerica Interim, N.A. ("Interim"), a non-operating national bank formed as a wholly-owned subsidiary of ComTex, and QuestStar Bank, National Association ("QuestStar"), a national banking association, entered into an Agreement and Plan of Reorganization and Consolidation providing for, among other things, the consolidation of QuestStar with Interim, with the consolidated corporation operating as a wholly-owned subsidiary of ComTex under the charter and title of QuestStar. The consolidation of Interim and QuestStar was completed on October 27, 1995. Shareholders of QuestStar received cash in the amount of about $25 million in exchange for their ownership interest in the bank. QuestStar had assets of about $220 million at December 31, 1995. On January 26, 1996, QuestStar was consolidated into Comerica Bank-Texas.

On June 1, 1995, Comerica entered into an Agreement and Plan of Reorganization with William Y. Campbell, William F. McKinley and Andre A. Augier for the acquisition of all of the capital stock of W. Y. Campbell & Company ("Campbell"). Campbell is an investment banking company engaged in the business of arranging so-called "mezzanine" financing to finance growth, recapitalization plans, acquisitions and friendly leveraged buyouts, for commercial customers. The acquisition was completed on June 26, 1995, and the stock of Campbell was sold by Comerica to its wholly-owned subsidiary, Comerica Bank-Ann Arbor, N.A.

On September 1, 1995, acting through its principal Michigan banking subsidiary, Comerica acquired Professional Life Underwriters Services, Inc. ("PLUS"). PLUS is a life insurance brokerage firm that distributes insurance products to licensed agents located in about 28 states including Michigan.

DIVESTITURES

On March 18, 1996, Comerica entered into an agreement with ABN-AMRO North America, Inc. ("ABN-AMRO") for the sale of the stock of Comerica Bank-Illinois ("CBI"), a bank chartered under the laws of the State of Illinois, via a merger with a subsidiary of ABN-AMRO. This transaction is expected to close during the third quarter of 1996. The assets to be sold to ABN-AMRO represent approximately 4% of Comerica's total assets. The agreement with ABN-AMRO calls for Comerica to receive about $190,000,000 million in exchange for its ownership interest in CBI.

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

Comerica Bank is chartered by the State of Michigan and is supervised and regulated by the Financial Institutions Bureau of the State of Michigan. Comerica Bank-Texas is chartered by the State of Texas and is supervised and regulated by the Texas Department of Banking. Comerica Bank-Midwest, N.A. and Comerica Bank-Ann Arbor, N.A. are chartered under federal law and subject to supervision and regulation by the Office of the Comptroller of the Currency. Comerica Bank-California is chartered by the California State Banking Department by the State of California. Comerica Bank & Trust, FSB is chartered under federal law and subject to supervision and regulation by the Office of Thrift Supervision. Comerica Bank-Illinois is chartered by the State of Illinois and is regulated by the State of Illinois Commissioner of Banks and Trust Companies. Comerica Bank, Comerica Bank-Illinois and Comerica Bank-Midwest, N.A. are members of the Federal Reserve System. State member banks are also regulated by the local Federal Reserve Bank and state non-member banks are also regulated by the Federal Deposit Insurance Corporation. The deposits of all the banks are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation to the extent provided by law, except that the deposits of Comerica Bank & Trust, FSB are insured by the FDIC's Savings Association Insurance Fund ("SAIF").

Comerica is a legal entity separate and distinct from its banking and other subsidiaries. Most of Comerica's revenues result from dividends paid to it by its bank subsidiaries. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks to Comerica as well as by Comerica to its shareholders.

Interstate Banking and Branching

On September 29, 1995, certain provisions of the Riegle/Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became effective and, for practical purposes, permit nationwide banking. The Interstate Act provides that adequately capitalized and adequately managed bank holding companies may acquire banks in any state, even in those jurisdictions that previously barred acquisitions by out-of-state institutions, subject to deposit concentration limits. The deposit concentration limits provide that regulatory approval by the Federal Reserve Board may not be granted for a proposed interstate acquisition if after the acquisition, the acquiror on a consolidated basis would control more than 10% of the total deposits nationwide or would control more than 30% of deposits in the state where the acquiring institution is located. The deposit concentration state limit does not apply for initial acquisitions in a state and in every case, may be waived by the state regulatory authority. Interstate acquisitions are subject to compliance with the Community Reinvestment Act ("CRA"). States are permitted to impose age requirements not to exceed five years on target banks for interstate acquisitions. States are not allowed to opt-out of interstate banking.

Branching between states may be accomplished either by merging separate banks located in different states into one legal entity, or by establishing de novo branches in another state. Consolidation of banks is not permitted until June 1, 1997, provided that the state has not passed legislation "opting-out" of interstate branching. If a state opts-out prior to June 1, 1997, then banks located in that state may not participate in interstate branching. If a state "opts-in" before June 1, 1997, then banks located in that state may participate in consolidations on an interstate basis from the date the opt-in becomes effective. Interstate branching is also subject to a 30% statewide deposit concentration limit on a consolidated basis, and a 10% nationwide deposit concentration limit. The laws of the host state regarding community reinvestment, fair lending, consumer protection (including usury limits) and establishment of branches shall apply to the interstate branches.

De novo branching by an out-of-state bank is not permitted unless the host state expressly permits de novo branching by banks from out-of-state. The establishment of an initial de novo branch in a state is subject to the same conditions as apply to initial acquisition of a bank in the host state other than the deposit concentration limits.

Effective one year after enactment, the Interstate Act permits bank subsidiaries of a bank holding company to act as agents for affiliated depository institutions in receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans and other obligations.
A bank acting as agent for an affiliate shall not be considered a branch of the affiliate. Any agency relationship between affiliates must be on terms that are consistent with safe and sound banking practices. The authority for an agency relationship for receiving deposits includes the taking of deposits for an existing account but is not meant to include the opening or origination of new deposit accounts. Subject to certain conditions, insured saving associations which were affiliated with banks as of June 1, 1994 may act as agents for such banks. An affiliate bank or saving association may not conduct any activity as an agent which such institution is prohibited from conducting as principal.

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

Since the provision permitting interstate bank acquisitions became effective, Comerica has had enhanced opportunities to acquire banks in any state subject to approval by the appropriate federal and state regulatory agencies. When the interstate branching provisions become effective in June 1997, Comerica will have the opportunity to consolidate its affiliate banks to create one legal entity with branches in more than one state should management decide to do so, or to establish branches in different states, subject to any state opt-out provisions. Of Comerica's primary markets, as of December 31, 1995 Texas was the only state to have opted out of the interstate branching provisions. The agency authority permitting Comerica affiliate banks to act as agents for each other in accepting deposits or servicing loans should make it more convenient for customers of one Comerica bank to transact their banking business at a Comerica affiliate in another state provided that operations are in place to facilitate these out of state transactions.

Dividends

Each state bank subsidiary that is a member of the Federal Reserve System and each national banking association is required by federal law to obtain the prior approval of the Federal Reserve Board or the Office of the Comptroller of the Currency, as the case may be, for the declaration and payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).
Comerica's state bank subsidiaries that are not members of the Federal Reserve System are also subject to limitations under state law regarding the amount of earnings that may be paid out as dividends.

Under the foregoing dividend restrictions, at January 1, 1996 Comerica's subsidiary banks, without obtaining governmental approvals, could declare aggregate dividends of approximately $279 million from retained net profits of the preceding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 1996 through the date of declaration. Dividends paid to Comerica by its subsidiary banks amounted to $184 million in 1995 and $293 million in 1994.

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

Regulations establishing the specific capital tiers provide that, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent, and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent, and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under these regulations, the banking subsidiaries of Comerica would be considered to be well capitalized as of December 31, 1995.

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

FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for
publicly traded shares and other standards as they deem appropriate.   Such
standards were issued jointly by the agencies on August 9, 1995, in guideline form. Comerica does not believe that the standards will have a material effect on its operations.

FDICIA also contains a variety of other provisions that may affect the operations of depository institutions including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to the brokered deposit prohibition, Comerica's subsidiary banks are all well-capitalized and may accept brokered deposits without restriction.

FDIC Insurance Assessments

Comerica's subsidiary banks are subject to FDIC deposit insurance assessments. On January 1, 1994, a permanent risk-based deposit premium assessment system became effective under which each depositary institution is placed in one of nine assessment categories based on certain capital and supervisory measures. The deposit-insurance assessment schedule published by the FDIC for the assessment period commencing January 1, 1996 maintains the nine categories but provides for major reductions in the assessment rates for institutions insured by the BIF. These reductions occur because the balance in BIF has reached or surpassed the "designated reserve ratio" set by law for the balance in the fund to maintain with respect to BIF-insured deposits. As a result of these reduced rates, highly-rated banks (including Comerica's banking subsidiaries) will experience significant reductions in deposit insurance costs.

Legislation that is now pending in the United States Congress would impose a substantial one-time assessment on deposits that are insured by the SAIF. The purpose of this assessment would be to raise the SAIF to its designated reserve ratio, thereby permitting SAIF assessment rates to be reduced in the same manner as BIF rates, and avoiding the competitive disadvantage that might otherwise accrue to SAIF-insured institutions. If this proposal becomes law, the deposits held by Comerica's federal savings bank subsidiary in Florida, as well as SAIF-insured deposits that were acquired from insolvent savings associations by Comerica's subsidiary banks, would be subject to this special assessment.

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

At year-end 1995, Comerica Incorporated was the largest bank holding company headquartered in Michigan in terms of total assets and deposits. Based on the Interstate Act as described above, the Corporation believes that the level of competition in all geographic markets will increase in the future. Comerica's banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies and credit unions.

EMPLOYEES

As of December 31, 1995, Comerica and its subsidiaries had 11,370 full-time and 2,202 part-time employees.

ITEM 2. PROPERTIES

The executive offices of the Corporation are located in the Comerica Tower at Detroit Center in Detroit, Michigan. Comerica and its subsidiaries occupy 15 floors of the building, which is leased through Comerica Bank from an unaffiliated third party. This lease extends through January 2007. As of December 31, 1995, Comerica Bank operated 314 offices within the State of Michigan, of which 249 were owned and 65 were leased. Five other banking affiliates operate 196 offices in California, Florida, Illinois and Texas. The affiliates own 105 of their offices and lease 91 offices. One banking affiliate also operates from leased space in Toledo, Ohio.

The Corporation owns an operations and check processing center in Livonia, Michigan, a ten-story building in the central business district of Detroit that houses certain departments of the Corporation and Comerica Bank and a building in Oakland county used mainly for consumer lending functions.

In 1983, Comerica entered into a sale/leaseback agreement with an unaffiliated party covering an operations center which was built in Auburn Hills, Michigan, and now is occupied by various departments of the Corporation and Comerica Bank.

ITEM 3. LEGAL PROCEEDINGS

The response to this item is included under the caption "Other Matters" on page 32 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, which is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders in the fourth quarter of 1995.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At January 31, 1996, there were approximately 17,457 holders of the Corporation's common stock.

Quarterly cash dividends were declared during 1995 and 1994 totaling $1.37 and $1.24 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Corporation's common stock as reported on the NYSE Composite Transactions Tape for all quarters of 1995 and 1994. All of the prices are adjusted for the January 4, 1993 two-for-one stock split.

---------------------------------------------------------------------------
Quarter           High            Low             Dividend        Dividend*
                                                  Per Share       Yield
---------------------------------------------------------------------------
1995
Fourth             $42.750         $33.625        $ .35           3.7%
Third               36.750          31.875        $ .35           4.1
Second              33.125          27.250        $ .35           4.6
First               28.375          24.125        $ .32           4.9
---------------------------------------------------------------------------
1994
Fourth             $28.250         $24.125         $.32           4.9%
Third               31.250          27.750          .32           4.3
Second              30.875          25.125          .32           4.6
First               28.250          25.250          .28           4.2
---------------------------------------------------------------------------

* Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.


---------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

The response to this item is included on page 14 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, which is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this item is included on pages 15 through 32 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, which are hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included on pages 16, 17, 19, 23, 24, 25, 26 and 33 through 55 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, which are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The response to this item will be included under the captions "Election of Directors" and "Executive Officers of the Corporation" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 1996, which are hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item will be included under the caption "Compensation of Executive Officers" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 1996, which is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item will be included under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 1996, which is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item will be included under the captions "Transactions of Directors and Executive Officers with the Corporation" and "Election of Directors" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 1996, which are hereby incorporated by reference.




Comerica Incorporated and Subsidiaries
FORM 10-K CROSS-REFERENCE INDEX
-------------------------------------------------------------------------------
Certain information required to be included in this Form 10-K is included in the 1995 Annual Report to Shareholders or in the 1996 Proxy Statement used in connection with the 1996 annual meeting of shareholders to be held on May 17, 1996.

The following cross-reference index shows the page location in the 1995 Annual Report or the section of the 1996 Proxy Statement of only that information which is to be incorporated by reference into this Form 10-K.

All other sections of the 1995 Annual Report or the 1996 Proxy Statement are not required in this Form 10-K and should not be considered a part thereof.



                                                                                               Page Number of 1995
                                                                                          Annual Report or Section
                                                                                           of 1996 Proxy Statement
         PART I
ITEM I.  Business ...............................................................................  Included herein
ITEM 2.  Properties .............................................................................  Included herein
ITEM 3.  Legal Proceedings ...................................................................................  32
ITEM 4.  Submission of Matters to a Vote of Security Holders -- no matters were voted upon by security holders in the fourth quarter of 1995.

         PART II
ITEM 5.  Market for Registrant's Common Equity and Related Security Holder Matters ..............  Included herein
ITEM 6.  Selected Financial Data .............................................................................  14
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...............  15
ITEM 8.  Financial Statements and Supplementary Data:
         Comerica Incorporated and Subsidiaries
             Consolidated Balance Sheets .....................................................................  33
             Consolidated Statements of Income ...............................................................  34
             Consolidated Statements of Changes in Shareholders' Equity ......................................  35
             Consolidated Statements of Cash Flows ...........................................................  36
         Notes to Consolidated Financial Statements ..........................................................  37
         Report of Independent Auditors ......................................................................  52

         Statistical Disclosure by Bank Holding Companies:
             Analysis of Net Interest Income - FTE ...........................................................  16
             Rate-Volume Analysis - FTE ......................................................................  17
             Analysis of Investment Securities Portfolio - FTE ...............................................  26
             Analysis of Investment Securities and Loans .....................................................  23
             Allocation of the Allowance for Loan Losses .....................................................  24
             Loan Maturities and Interest Rate Sensitivity ...................................................  24
             Summary of Nonperforming Assets and Past Due Loans ..............................................  26
             Cross-Border Outstandings .......................................................................  23
             Analysis of the Allowance for Loan Losses .......................................................  19
             Maturity Distribution of Domestic Certificates of Deposit of $100,000 and Over ..................  25
             Financial Ratios and Other Data .................................................................  53

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

         PART III

ITEM 10. Directors and Executive Officers of the Registrant ..............................  Election of Directors;
                                                                                               Executive Officers
ITEM 11. Executive Compensation ..........................................................  Compensation of
                                                                                               Executive Officers
ITEM 12. Security Ownership of Certain Beneficial Owners and Management ..................  Security Ownership of
                                                                                               certain Beneficial
                                                                                               Owners and
                                                                                               Security Ownership
                                                                                               of Management


ITEM 13. Certain Relationships and Related Transactions .........................................  Transactions of
                                                                                                      Directors and
                                                                                                      Executive
                                                                                                      Officers with the
                                                                                                      Corporation;
                                                                                                      Election of
                                                                                                      Directors



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this report:

             1.   Financial Statements: The financial
                  statements that are filed as part of this report are listed under Item 8 in the Form 10-K Cross-reference Index on page 16.

             2.   All of the schedules for
                  which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

             Exhibits:

                 Exhibit Document
                 Number

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

                   10.9  Form of Management Continuation Agreement between
                         registrant and listed officers, October 1987***
                   10.10 Form of Director Indemnification Agreement between
                         Comerica Incorporated  and its directors, dated
                         April 1987******
                   10.11 Employment Continuation Agreement with Eugene A.
                         Miller*****
                   10.12 Severance Agreement with Michael T.
                         Monahan
                   10.13 Management Continuation Agreement with Ralph W.
                         Babb Jr.
                   10.14 Employment Agreement with Ralph W. Babb, Jr.
                   10.15 Comerica Incorporated Deferred Compensation Plan*******
                   10.16 Form of Comerica Incorporated Executive Officer
                         Continuity Agreement between registrant and listed
                         officers, January 1, 1996
                   10.17 Form of Comerica Incorporated Senior Officer Severance
                         Plan between registrant and listed officers, January
                         1, 1996
                   11    Statement regarding Computation of Per Share
                         Earnings********
                   13    Required portions of Registrant's 1995 Annual Report
                         to Shareholders
                   21    Subsidiaries of the Corporation
                   23.1  Consent of Ernst & Young, L.L.P.
                   27    Financial Data Schedule


     (b) No reports on Form 8-K were filed by the Corporation during the last quarter of 1995.


                     ** Incorporated by reference from registrant's Annual Report on Form 10-K for the year ended December 31, 1987 -- Commission File Number 0-7269.
                     *** Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 -- Commission File Number 0-7269.
                     **** Incorporated by reference from Registrant's Form 8-A
                          Registration Statement dated January 26, 1988 -- Commission File Number 0-7269.

                    ***** Incorporated by reference from Registrant's
                          Annual Report on Form 10-K for the year ended December 31, 1992 -- Commission File Number 0-7269.
                   ****** Incorporated by reference from Registrant's Annual
                          Report on Form 10-K for the year ended December 31, 1989 -- Commission File Number 0-7269.
                  ******* Incorporated by reference from Registrant's Annual
                          Report on Form 10-K for the year ended December 31, 1993--Commission File Number 0-7269.
                 ******** Incorporated by reference from note 11 on page 42 of
                          Registrant's Annual Report to Shareholders attached hereto as Exhibit 13.



SIGNATURES
     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Detroit, State of Michigan on the 15th day of March, 1996.


COMERICA INCORPORATED




Eugene A. Miller
Chairman and Chief Executive Officer




Ralph W. Babb Jr.
Executive Vice President and Chief Financial Officer




Arthur W. Hermann
Senior Vice President and Controller
(Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 15, 1996.

BY DIRECTORS


-----------------------------------
E. Paul Casey


-----------------------------------
James F. Cordes



-----------------------------------
J. Philip DiNapoli



-----------------------------------
Max M. Fisher



-----------------------------------
John D. Lewis



-----------------------------------
Patricia Shontz Longe, Ph.D.



-----------------------------------
Wayne B. Lyon



-----------------------------------
Gerald V. MacDonald



-----------------------------------
Eugene A. Miller



-----------------------------------
Michael T. Monahan

-----------------------------------
Alfred A. Piergallini



-----------------------------------
Alan E. Schwartz



-----------------------------------
Howard F. Sims

                                EXHIBIT INDEX



EXHIBIT                                                                    PAGE
  NO.                     DESCRIPTION                                      NO.
-------                   ------------                                     ----
  3.1          Restated Certificate of Incorporation of Comerica
               Incorporated, as amended
  3.2          Amended and Restated Bylaws of Comerica Incorporated
  4.           Rights Agreement between Comerica Incorporated and
               Comerica Bank**
 10.1          Comerica Incorporated Long-term Incentive Plan***
 10.2          Summary of Comerica Incorporated Annual Incentive
               Compensation Plan***
 10.3          Comerica Incorporated Plan for Deferring the Payment
               of Directors Fees***
 10.4          Comerica Incorporated Nonqualified Retirement Income
               Guaranty Plan****
 10.5          Comerica Incorporated's Directors Retirement Plan*****
 10.6          Manufacturers National Corporation's 1987 and 1989
               Stock Option Plans for Key Employees*****
 10.7          Manufacturers National Corporation's Executive
               Incentive Plan*****
 10.8          Manufacturers National Corporation's Key Employee
               Retention Plan*****
 10.9          Form of Management Continuation Agreement between
               registrant and listed officers, October 1987***
 10.10         Form of Director Indemnification Agreement between
               Comerica Incorporated  and its directors, dated
               April 1987******
 10.11         Employment Continuation Agreement with Eugene A.
               Miller*****
 10.12         Severance Agreement with Michael T. Monahan
 10.13         Management Continuation Agreement with Ralph W.
               Babb, Jr.
 10.14         Employment Agreement with Ralph W. Babb, Jr.
 10.15         Comerica Incorporated Deferred Compensation Plan*******
 10.16         Form of Comerica Incorporated Executive Officer Continuity
               Agreement between registrant and listed officers, January 1,
               1996
 10.17         Form of Comerica Incorporated Senior Officer Severance Plan
               between registrant and listed officers, January 1, 1996.
 11            Statement regarding Computation of Per Share Earnings********
 13            Required portions of Registrant's 1995 Annual Report to
               Shareholders
 21            Subsidiaries of the Corporation
 23.1          Consent of Ernst & Young, L.L.P.
 27            Financial Data Schedule


      (b) No reports on Form 8-K were filed by the Corporation during the last quarter of 1995.

    ** Incorporated by reference from registrant's Annual Report on Form 10-K for the year ended December 31, 1987 -- Commission File Number 0-7269.
    *** Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 -- Commission File Number 0-7269.
    **** Incorporated by reference from Registrant's Form 8-A Registration Statement dated January 26, 1988 -- Commission File Number 0-7269.
    ***** Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 -- Commission File Number 0-7269.
    ****** Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 -- Commission File Number 0-7269.
    ******* Incorporated by reference from Registrant's Annual Report on Form
            10-K for the year ended December 31, 1993 -- Commission File Number 0-7269.
    ********Incorporated by reference from note 11 on page 42 of Registrant's
            Annual Report to Shareholders attached hereto as Exhibit 13.