Form 10-Q
period 1996-03-31
COMERICA INC /NEW/
filed 1996-05-15
CIK 28412

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996

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

      $5 par value common stock:
          outstanding as of April 30, 1996:  116,667,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                         March 31,    December 31,     March 31,
(In thousands, except share data)             1996            1995          1995
                                       -----------    ------------   -----------
ASSETS
Cash and due from banks                $ 1,230,251    $ 2,028,375    $ 1,628,359
Interest-bearing deposits with banks         3,069         23,568        180,710
Federal funds sold and securities
  purchased under agreements to
  resell                                    99,994        203,798         68,200
Trading account securities                   9,106         10,668          2,287
Loans held for sale                         79,962        511,562         49,300

Investment securities available
  for sale                               6,715,161      6,859,310      2,951,025
Investment securities held to
  maturity (estimated fair value
  of $4,830,368 at 3/31/95)                      -              -      4,971,778
                                       -----------    -----------    -----------
     Total investment securities         6,715,161      6,859,310      7,922,803
Commercial loans                        12,783,170     12,041,009     11,160,791
International loans                      1,483,900      1,384,814      1,134,541
Real estate construction loans             673,026        641,432        471,488
Commercial mortgage loans                3,562,550      3,254,041      3,174,989
Residential mortgage loans               2,099,874      2,221,359      2,499,519
Consumer loans                           4,615,139      4,570,015      4,389,978
Lease financing                            331,201        329,608        265,458
                                       -----------    -----------    -----------
     Total loans                        25,548,860     24,442,278     23,096,764
Less allowance for loan losses            (357,248)      (341,344)      (335,272)
                                       -----------    -----------    -----------
     Net loans                          25,191,612     24,100,934     22,761,492
Premises and equipment                     464,708        455,002        460,137
Customers' liability on acceptances
  outstanding                               74,263         21,135         43,730
Accrued income and other assets          1,155,355      1,255,522        991,927
                                       -----------    -----------    -----------
     TOTAL ASSETS                      $35,023,481    $35,469,874    $34,108,945
                                       ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits (noninterest-
  bearing)                             $ 5,790,068    $ 5,579,536    $ 4,956,262
Interest-bearing deposits               16,125,602     15,461,213     15,102,206
Deposits in foreign offices                994,908      2,126,466      1,857,864
                                       -----------    -----------    -----------
     Total deposits                     22,910,578     23,167,215     21,916,332
Federal funds purchased and
  securities sold under
  agreements to repurchase               2,343,001      3,206,612      3,347,116
Other borrowed funds                     1,830,038      1,467,550      2,100,976
Acceptances outstanding                     74,263         21,135         43,730
Accrued expenses and other
  liabilities                              408,372        355,219        314,945
Medium- and long-term debt               4,745,805      4,644,416      3,873,123
                                       -----------    -----------    -----------
     Total liabilities                  32,312,057     32,862,147     31,596,222
Common stock - $5 par value:
  Authorized - 250,000,000 shares
  Issued-119,294,531 shares at
    3/31/96 and 3/31/95 and
    115,094,531 shares at 12/31/95         596,473        575,473        596,473
Capital surplus                            510,985        408,644        526,465
Unrealized gains and losses on
  investment securities available
  for sale                                 (29,722)        (4,141)       (31,327)
Retained earnings                        1,703,403      1,640,980      1,451,929
Less cost of common stock in
  treasury-1,776,564 shares at 3/31/96,
  490,704 shares at 12/31/95 and
  1,129,549 shares at 3/31/95              (69,715)       (13,229)       (30,817)
                                       -----------    -----------    -----------
     Total shareholders' equity          2,711,424      2,607,727      2,512,723
                                       -----------    -----------    -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY            $35,023,481    $35,469,874    $34,108,945
                                       ===========    ===========    ===========
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
                                            Three Months Ended
                                                 March 31
                                           --------------------
(In thousands, except per share data)          1996        1995
                                           --------    --------
INTEREST INCOME
Interest and fees on loans                 $536,878    $489,743
Interest on investment securities:
  Taxable                                   108,321     118,991
  Exempt from federal income tax              5,328       6,770
                                           --------    --------
       Total interest on investment
         securities                         113,649     125,761

Trading account interest                         75          51
Interest on federal funds sold and
  securities purchased under agreements
  to resell                                   1,744         728
Interest on time deposits with banks            118       4,200
Interest on loans held for sale               1,966       1,139
                                           --------    --------
       Total interest income                654,430     621,622

INTEREST EXPENSE
Interest on deposits                        180,890     171,825
Interest on short-term borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase      33,196      40,376
  Other borrowed funds                       29,539      30,401
Interest on medium- and long-term debt       71,250      64,740
Net interest rate swap (income)/expense      (9,706)      1,794
                                           --------    --------
       Total interest expense               305,169     309,136
                                           --------    --------
       Net interest income                  349,261     312,486
Provision for loan losses                    28,500      12,000
                                           --------    --------
       Net interest income after
         provision for loan losses          320,761     300,486

NONINTEREST INCOME
Income from fiduciary activities             33,605      30,741
Service charges on deposit accounts          35,140      31,847
Customhouse broker fees                       8,124       9,249
Revolving credit fees                         6,924       6,875
Securities gains                                360         201
Other noninterest income                     53,275      36,426
                                           --------    --------
       Total noninterest income             137,428     115,339

NONINTEREST EXPENSES
Salaries and employee benefits              145,924     137,107
Net occupancy expense                        26,831      24,267
Equipment expense                            18,046      17,029
FDIC insurance expense                          626      10,845
Telecommunications expense                    7,638       7,693
Other noninterest expenses                   79,910      67,275
                                           --------    --------
       Total noninterest expenses           278,975     264,216
                                           --------    --------
Income before income taxes                  179,214     151,609
Provision for income taxes                   62,608      51,587
                                           --------    --------
NET INCOME                                 $116,606    $100,022
                                           ========    ========
Net income per share                       $   0.98    $   0.85
Average common and common equivalent
  shares                                    119,161     117,364

Cash dividends declared                    $ 41,239    $ 37,216
Dividends per share                        $   0.35    $   0.32

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries
                                              Unrealized                           Total
                        Common     Capital    Gains/      Retained     Treasury    Shareholders'
(in thousands)          Stock      Surplus    (Losses)    Earnings     Stock       Equity
                        ---------  ---------  ----------  -----------  ----------  ------------
BALANCES AT JANUARY 1,
  1995                  $ 596,473  $ 525,052  $ (55,039)  $ 1,390,405  $  (65,111) $ 2,391,780
Net income for 1995             -          -          -       100,022           -      100,022
Cash dividends
  declared                      -          -          -       (37,216)          -      (37,216)
Purchase of 1,346,600
  shares                        -          -          -             -     (36,623)     (36,623)
 Issuance of shares:
  Employee stock plans          -        437          -        (1,282)      2,224        1,379
  Acquisition of
   University Bank and
   Trust                        -        704          -             -      68,693       69,397
Amortization of deferred
 compensation                   -        272          -             -           -          272
Change in unrealized
 gains/(losses) on
 investment securities
 available for sale             -          -     23,712             -           -       23,712
                        ---------  ---------  ---------   -----------  ----------  ------------
BALANCES AT MARCH 31,
 1995                   $ 596,473  $ 526,465  $ (31,327)  $ 1,451,929  $  (30,817) $ 2,512,723
                        =========  =========  =========   ===========  ==========  ===========
BALANCES AT JANUARY 1,
 1996                   $ 575,473  $ 408,644  $  (4,141)  $ 1,640,980  $  (13,229) $ 2,607,727
Net income for 1996             -          -          -       116,606           -      116,606
Cash dividends
  declared                      -          -          -       (41,239)          -      (41,239)
Purchase of 2,134,924
 shares                         -          -          -             -     (86,064)     (86,064)
Issuance of shares:
  Employee stock plans          -      3,663          -       (12,944)     23,933       14,652
  Acquisition of
   Metrobank               21,000     98,472          -             -       5,645      125,117
Amortization of deferred
 compensation                   -        206          -             -           -          206
Change in unrealized
 gains/(losses) on
 investment securities
 available for sale             -          -    (25,581)            -           -      (25,581)
                        ---------  ---------  ---------   -----------  ----------  -----------
BALANCES AT MARCH 31,
 1996                   $ 596,473  $ 510,985  $ (29,722)  $ 1,703,403  $  (69,715) $ 2,711,424
                        =========  =========  =========   ===========  ==========  ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries
                                                       Three Months Ended
                                                            March 31
                                                   ---------------------------
(in thousands)                                             1996           1995
                                                   ------------   ------------
OPERATING ACTIVITIES:
  Net income                                       $    116,606   $    100,022
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                          28,500         12,000
      Depreciation                                       16,898         15,284
      Net decrease in trading account securities          1,562          2,045
      Net decrease in loans held for sale               431,600         42,247
      Net (increase) decrease in accrued income
        receivable                                        5,412        (17,426)
      Net increase in accrued expenses                   23,363         71,836
      Net amortization of intangibles                     8,077          7,900
      Funding for employee benefit plans                      -        (75,000)
      Other, net                                        204,849        (46,470)
                                                   ------------   ------------
         Total adjustments                              720,261         12,416
                                                   ------------   ------------
           Net cash provided by operating
             activities                                 836,867        112,438
INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits
    with banks                                           20,555        198,163
  Net decrease in federal funds sold and
    securities purchased under agreements
    to resell                                           173,804         13,100
  Proceeds from sale of investment securities
    available for sale                                    5,894          8,928
  Proceeds from maturity of investment
    securities available for sale                       352,722         89,241
  Purchases of investment securities
    available for sale                                  (29,774)        (5,648)
  Proceeds from maturity of investment
    securities held to maturity                               -        157,197
  Purchases of investment securities
    held to maturity                                          -       (120,927)
  Net increase in loans (other
    than purchased loans)                              (439,820)      (645,568)
  Purchase of loans                                      (5,463)       (18,756)
  Fixed assets, net                                     (12,718)       (20,883)
  Net increase in customers' liability on
    acceptances outstanding                             (53,128)       (10,098)
  Net cash provided by acquisitions                      89,023         27,993
                                                   ------------   ------------
           Net cash provided by (used in)
             investing activities                       101,095       (327,258)
FINANCING ACTIVITIES:
  Net decrease in deposits                           (1,268,668)      (934,724)
  Net increase (decrease) in short-term
    borrowings                                         (510,631)     1,242,684
  Net increase in acceptances outstanding                53,128         10,098
  Proceeds from issuance of medium- and
    long-term debt                                      201,000        100,000
  Repayments and purchases of medium- and
    long-term debt                                      (99,611)      (324,820)
  Proceeds from issuance of common stock
    and other capital transactions                       14,858          1,651
  Purchase of common stock for treasury                 (86,064)       (36,623)
  Dividends paid                                        (40,098)       (37,400)
                                                   ------------   ------------
           Net cash provided by (used in)
             financing activities                    (1,736,086)        20,866
                                                   ------------   ------------
Net decrease in cash and due from banks                (798,124)      (193,954)
Cash and due from banks at beginning of year          2,028,375      1,822,313
                                                   ------------   ------------
Cash and due from banks at end of period           $  1,230,251   $  1,628,359
                                                   ============   ============
Interest paid                                      $    316,457   $    297,703
                                                   ============   ============
Income taxes paid                                  $        848   $     50,756
                                                   ============   ============
Noncash investing and financing activities:
  Loan transfers to other real estate              $      2,992   $      3,323
                                                   ============   ============
  Stock issued for acquisitions                    $    125,117   $     69,397
                                                   ============   ============


Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Comerica Incorporated and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.


Note 2 - Investment Securities

      At March 31, 1996 investment securities having a carrying value of $5.3 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $42 million.


Note 3 - Allowance for Loan Losses

      The following analyzes the changes in the allowance for loan losses included in the consolidated balance sheets:

                                         1996              1995
(in thousands)                      ---------         ---------
Balance at January 1                $ 341,344         $ 326,195
Allowance acquired                     10,370             3,260
Loans charged off                     (30,226)          (16,793)
Recoveries on loans previously
  charged off                           7,260            10,610
                                    ---------         ---------
  Net loans charged off               (22,966)           (6,183)
Provision for loan losses              28,500            12,000
                                    ---------         ---------
Balance at March 31                 $ 357,248         $ 335,272
                                    =========         =========

      A loan is considered impaired if it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $137 million for the quarter ended March 31, 1996. Of the $137 million period-end impaired loans, approximately $95 million required an allowance for loan losses of $27 million in accordance with SFAS No. 114. The remaining impaired loan balance represents loans for which the fair value exceeded the recorded investment in the loan.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 4 - Medium- and Long-term Debt

      Medium- and long-term debt consisted of the following at March 31, 1996 and December 31, 1995:

(in thousands)                       March 31, 1996    December 31, 1995
                                     --------------    -----------------
Parent Company
9.75% subordinated notes
  due 1999                           $   74,714        $   74,692
10.125% subordinated debentures
  due 1998                               74,821            74,800
7.25% subordinated notes due 2007       148,606           148,584
                                     ----------        ----------
      Total parent company              298,141           298,076

Subsidiaries
Subordinated notes:
8.375% subordinated notes due 2024      147,801           147,782
7.25% subordinated notes due 2002       148,970           148,931
6.875% subordinated notes due 2008       99,085            99,066
7.125% subordinated notes due 2013      148,028           148,000
                                     ----------        ----------
      Total subordinated notes          543,884           543,779

Medium-term notes:
Floating rate based on Treasury bill
  indices                             1,099,775         1,099,701
Floating rate based on Prime indices    550,000           550,000
Floating rate based on LIBOR indices    824,960           624,937
Fixed rate notes with interest rates
  ranging from 5.50% to 6.875%        1,423,605         1,523,433
                                     ----------        ----------
      Total medium-term notes         3,898,340         3,798,071

Notes payable maturing on dates
  ranging from 1996 through 2015          5,440             4,490
                                     ----------        ----------
      Total subsidiaries              4,447,664         4,346,340
                                     ----------        ----------
      Total medium- and long-term
        debt                         $4,745,805        $4,644,416
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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts

                                  March 31, 1996               December 31, 1995
                          Notional/                       Notional/
                          Contract   Unrealized    Fair   Contract   Unrealized    Fair
(in millions)             Amount    Gains  Losses  Value  Amount    Gains  Losses  Value
                          (1)       (2)            (3)    (1)       (2)            (3)
Risk Management
Interest rate contracts
  Swaps (4)               $ 8,513   $ 25  $(116)  $ (91)  $5,925    $ 88   $ (20) $  68
  Options, caps and
   floors purchased            67      -      -       -       40      19     (21)    (2)
  Caps written                153      -      -       -      154       -       -      -
Foreign exchange contracts
  Spot and forwards           158      -     (1)     (1)     229       2      (1)     1
  Swaps                        47      1     (2)     (1)      50       8       -      8
                          -------   ----  -----   -----   ------    ----   -----  -----
  Total risk management     8,938     26   (119)    (93)   6,398     117     (42)    75

Customer Initiated and
Other
Interest rate contracts
  Caps written                405      -      -       -      360       -       -      -
  Floors purchased              2      -      -       -        -       -       -      -
  Swaps                         1      -      -       -        3       -       -      -
Foreign exchange contracts
  Spot, forward, futures
    and options               734      6     (6)      -      320       5      (5)     -
                          -------   ----  -----   -----   ------    ----   -----  -----
  Total customer initiated
    and other               1,142      6     (6)      -      683       5      (5)     -
                          -------   ----  -----   -----   ------    ----   -----  -----
  Total derivatives and
    foreign exchange
    contracts             $10,080   $ 32  $(125)  $ (93)  $7,081    $122   $ (47) $  75
                          =======   ====  =====   =====   ======    ====   =====  =====

(1) Notional or contract amounts, which represent the extent of involvement in the derivatives market, are generally used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk, and are not reflected in the consolidated balance sheets.

(2)  Represents credit risk, which is measured as the cost to replace, at current market rates, contracts in a profitable position.  Credit risk is calculated before consideration is given to bilateral collateral agreements or master netting arrangements that effectively reduce credit risk.

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

(4)  Includes index amortizing swaps with a notional amount of $5,480 million and $3,688 million at March 31, 1996 and December 31, 1995, respectively.  These swaps had a net unrealized loss of
$88 million at March 31, 1996 versus a net unrealized gain of $4 million at December 31, 1995.
As of March 31, 1996 index amortizing swaps had an average expected life of approximately 2.94 years with a stated maturity that averaged 5.00 years.


/TABLE

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts
(Continued)

Risk Management
- ---------------

      Interest rate risk arises in the normal course of business to the extent there is a difference between the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. This gap in the balance sheet structure reflects the sensitivity of the Corporation's net interest income to a change in interest rates. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs on-balance sheet instruments such as investment securities, as well as off-balance sheet derivative financial instruments and foreign exchange contracts to manage exposure to these and other risks, including liquidity risk.

      As an end-user, the Corporation mainly accesses the interest rate markets to obtain off-balance sheet derivative instruments for use principally in connection with asset and liability management activities. Interest rate swaps are predominantly utilized with the objective of managing the sensitivity of net interest income to interest rate fluctuations. To accomplish this objective, interest rate swaps are primarily used to modify the interest rate characteristics of certain assets and liabilities (for example, from a floating rate to a fixed rate, a fixed rate to a floating rate, or from one floating rate index to another). This strategy permits the achievement of an optimal match between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk.

      The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of March 31, 1996. The swaps are grouped by the assets or liabilities to which they have been designated.

      Various other types of off-balance sheet financial instruments may also be used to manage interest rate and foreign currency risks associated with specific assets or liabilities, including interest rate caps and floors, forward and futures interest and foreign exchange rate contracts, and foreign exchange rate swaps, which are reflected in the table above. At March 31, 1996 and December 31, 1995, the notional amounts of commitments to purchase securities totaled $3 million and $16 million, respectively; the notional amounts of commitments to sell securities totaled $5 million and $14 million, respectively; and the notional amounts of commitments to sell mortgage loans totaled $61 million and $147 million, respectively. These commitments, which are similar in nature to forward contracts, are not reflected in the above table due to the immaterial impact they have on the financial statements.


Customer Initiated and Other
- ----------------------------

      The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts and interest rate caps, at the request of customers. Market risk arising from customer initiated foreign exchange contracts is significantly minimized by entering into offsetting transactions. Average fair values and income from customer initiated and other foreign exchange contracts were not material for the quarter ended March 31, 1996 and for the year ended December 31, 1995.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts
(Continued)


Remaining Expected Maturity of Interest Rate Swaps:
(dollar amounts                                                         2001-            Dec. 31,
 in millions)               1996     1997     1998      1999    2000    2014    Total      1995

Variable rate asset
designation:
  Receive fixed swaps
    Generic               $   50   $    -   $    -    $    -   $   -    $   -   $   50   $   50
    Amortizing                12       84      100         -       -        -      196      200
    Index Amortizing         774    1,833    1,062     1,056     496      259    5,480    3,688

  Weighted average: (1)
    Receive rate            6.24%    5.83%    6.26%     6.36%   6.10%    6.36%    6.12%    6.02%
    Pay rate                5.38%    5.43%    5.38%     5.34%   5.42%    5.39%    5.39%    5.84%

Fixed rate asset
designation:
  Generic pay fixed
    swaps                 $   35   $    -   $    -    $    2   $   -    $   -   $   37   $   37

  Weighted average: (1)
    Receive rate            5.38%       -%       -%     5.62%      -%       -%    5.39%    5.76%
    Pay rate                7.05%       -%       -%     8.73%      -%       -%    7.14%    7.14%

Medium- and long-term
debt designation:
  Generic receive
  fixed swaps             $  350   $  650   $    -    $    -   $   -    $ 700   $1,700   $1,375

  Weighted average: (1)
    Receive rate            5.80%    5.57%       -%        -%      -%    7.65%    6.47%    7.01%
    Pay rate                5.24%    5.18%       -%        -%      -%    5.52%    5.33%    5.80%

  Generic pay fixed
  swaps                   $   25   $    -   $    -    $    -   $   -    $   -   $   25   $   25

  Weighted average: (1)
    Receive rate            5.70%       -%       -%        -%      -%       -%    5.70%    5.70%
    Pay rate                8.28%       -%       -%        -%      -%       -%    8.28%    8.28%

  Floating/Floating       $  725   $  300   $    -    $    -   $   -    $   -   $1,025   $  550
  swaps

  Weighted average: (2)
    Receive rate            5.48%    5.29%       -%        -%      -%       -%    5.42%    5.76%
    Pay rate                5.40%    5.14%       -%        -%      -%       -%    5.33%    5.75%

Total notional amount     $1,971   $2,867   $1,162    $1,058   $ 496    $ 959   $8,513   $5,925

(1)      Variable rates are based on LIBOR rates paid or received at March 31, 1996.
(2)      Variable rates paid are based on LIBOR at March 31, 1996, while variable rates received are based on prime or LIBOR.

/TABLE

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts
(Continued)

      Customer initiated interest rate caps generally are not offset by other on- or off-balance sheet financial instruments; however, authority limits have been established for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not significant for the three-month period ended March 31, 1996 and for the year ended December 31, 1995.

      Available credit lines on fixed rate credit card and check product accounts, which expose the Corporation to the risk of a reduction in net interest income as rates increase, totaled approximately $2.0 billion at both March 31, 1996 and December 31, 1995. Market risk exposure arising from these revolving credit commitments is very limited, however, since it is unlikely that a significant number of customers with these accounts will simultaneously borrow up to their maximum available credit lines.


Off-Balance Sheet Derivative and Foreign Exchange Activity

      The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts.

                                                         Customer Initiated
                                    Risk Management           and Other
                               Interest    Foreign     Interest    Foreign
                               Rate        Exchange    Rate        Exchange
(in millions)                  Contracts   Contracts   Contracts   Contracts
Balances at December 31, 1995  $ 6,119     $ 279       $ 363       $   320

Additions                        2,838       748         154         8,968
Maturities/amortizations          (224)     (822)       (109)       (8,554)
Terminations                         -         -           -             -
                               -------     -----       -----       -------
Balances at March 31, 1996     $ 8,733     $ 205       $ 408       $   734
                               =======     =====       =====       =======

      Additional information regarding the nature, terms and associated risks of the above off-balance sheet derivatives and foreign exchange contracts, along with information on derivative accounting policies, can be found in the Corporation's 1995 annual report on page 30 and in Notes 1 and 17 to the consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

      Comerica Incorporated reported net income of $117 million for the quarter ended March 31, 1996, up $17 million, or 17 percent, from $100 million reported for the first quarter of 1995. Net income per share increased 15 percent to $0.98 from $0.85 a year ago. Return on average shareholders' equity was 17.27 percent and return on average assets was
1.33 percent, compared to 16.55 percent and 1.21 percent, respectively, for the comparable quarter last year.


Acquisitions

      In January 1996, the Corporation completed the acquisition of Metrobank, headquartered in Los Angeles, California, for $125 million of common stock, in a transaction accounted for as a purchase. Metrobank contributed total assets of $1.2 billion, loans of $700 million and deposits of $1.0 billion, as well as nonperforming assets of $18 million. Metrobank's results of operations are reflected in the consolidated statement of income for the three months ended March 31, 1996.


Net Interest Income

      The Rate-Volume Analysis in Table I details the components of the change in net interest income (FTE) for the quarter ended March 31, 1996. On a fully taxable equivalent (FTE) basis, net interest income was $354 million for the three months ended March 31, 1996, an increase of $36 million, or 10 percent, over the amount reported for the comparable quarter in 1995. The improvement primarily resulted from acquisitions and continued strong internal loan generation.

      Average total loans for the first quarter of 1996 increased $2.8 billion, or 12 percent, over the first quarter of 1995, driven primarily by growth in the commercial, commercial mortgage, and consumer loan portfolios. Average commercial loans rose $1.6 billion, or 15 percent, while average commercial mortgage loans grew $400 million, or 13 percent. Growth in the consumer installment loan balance which increased $450 million, or 17 percent, was the primary thrust for the $385 million, or 9 percent, rise in average consumer loans. Partially offsetting the increase in the consumer loans portfolio was a 10 percent decline in average bankcard loans due to the sale of a portion of the portfolio late last year. Average investment securities and temporary investments, particularly bank time deposits, were reduced nearly $1.0 billion, or 12 percent, over the past year to allow a shift in the mix of earning assets toward higher-yielding loans.

      The net interest margin for the three months ended March 31, 1996, was 4.38 percent, an increase of 7 basis points from 4.31 percent for the fourth quarter of 1995, and 21 basis points from 4.17 percent for the first quarter of 1995. Expansion in the margin over the past year is partially attributable to change in the mix of earning assets toward higher-yielding loan products and the impact of growth in noninterest-bearing sources of funds due to acquisitions. However, new interest-bearing deposits from acquisitions and a shift in deposit preferences toward higher-priced certificates of deposit somewhat offset the increase in the margin.

      Net income generated by the risk management interest rate swap portfolio resulted in a contribution of 12 basis points to the net interest margin in the first quarter of 1996, compared to a 2 basis-point reduction in the year-earlier quarter. Interest rate swaps permit management to control the sensitivity of net interest income to fluctuations in interest rates in a manner similar to on-balance sheet investment securities but without significant impact to capital or liquidity. These instruments are designated against certain assets and

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Three Months Ended
                                 -------------------------------------------------------------
                                         March 31, 1996                 March 31, 1995
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
- ----------------------------------------------------------------------------------------------
Loans                            $25,144       $538      8.60%   $22,365       $492      8.89%
Investment securities              6,951        117      6.71      7,817        129      6.57
Other earning assets                 249          4      6.39        376          6      6.63
- ----------------------------------------------------------------------------------------------
   Total earning assets           32,344        659      8.18     30,558        627      8.26

Interest-bearing deposits         17,390        181      4.18     16,781        172      4.15
Short-term borrowings              4,639         63      5.44      4,882         71      5.88
Medium- and long-term debt         4,609         71      6.21      4,033         64      6.49
Net interest rate swap (income)/
  expense (1)                          -        (10)        -          -          2         -
- ----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $26,638        305      4.61    $25,696        309      4.88
                                             -----------------               -----------------

Net interest income/
  Rate spread (FTE)                            $354      3.57                  $318      3.38
                                             ======                          ======

FTE adjustment                               $    4                          $    6
                                             ======                          ======
Impact of net noninterest-
  bearing sources of funds                               0.81                            0.79
- ----------------------------------------------------------------------------------------------
Net interest margin as a percent
  of average earning assets (FTE)                        4.38%                           4.17%
==============================================================================================

(1)  After allocation of the income or expense generated by interest rate swaps to the three months ended March 31, 1996, to the related assets and liabilities, the average yield on total loans was
8.65 percent as of March 31, 1996, compared to 8.71 percent a year ago.  The average cost of funds for medium- and long-term debt was 5.81 percent as of March 31, 1996, compared to 6.15 percent a year earlier.

                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                        $  (13)    $   59   $    46
Investment securities                             4        (16)      (12)
Other earning assets                              -         (2)       (2)
                                             ------------------------------
   Total earning assets                          (9)        41        32

Interest-bearing deposits                         3          6         9
Short-term borrowings                            (5)        (3)       (8)
Medium- and long-term debt                       (2)         9         7
Net interest rate swap (income)/expense         (12)         -       (12)
                                             ------------------------------
   Total interest-bearing sources               (16)        12        (4)
                                             ------------------------------

Net interest income/Rate spread (FTE)        $    7     $   29   $    36
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.
/TABLE

liabilities, therefore, their impact on net interest income is generally offset by and should be considered in relation to the level of net interest income generated by the related on-balance sheet assets and liabilities.

      In addition to using interest rate swaps and other off-balance sheet instruments to control the Corporation's exposure to interest rate risk, management attempts to minimize the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At March 31, 1996, the Corporation was in a liability sensitive position of $713 million (on an elasticity-adjusted basis), or 2 percent of earning assets. The earnings simulation analysis performed for the quarter ended March 31, 1996, indicated forecasted net interest income could potentially increase $5 million, or less than 1 percent, if short-term interest rates decreased 200 basis points or decrease $31 million, or 2 percent, if short-term interest rates rose 200 basis points. These results are within established corporate policy guidelines.


Provision for Loan Losses

      The provision for loan losses for the first quarter of 1996 was $29 million, up $17 million from for the first quarter of 1995. The provision is predicated upon maintaining an adequate allowance for loan losses, which is discussed in the section entitled "Financial Condition."


Noninterest Income

      Noninterest income was $137 million for the three months ended March 31, 1996, an increase of $22 million, or 19 percent, over the same period in 1995. This amount includes certain non-recurring items, reflected in other noninterest income, totaling $13 million related to a gain from selling a majority ownership in the Corporation's merchant credit card processing business to National Data Payment Systems and interest received on a tax refund, net of an adjustment to the carrying value of the Corporation's customhouse brokerage subsidiary in connection with disposal of that business.

      Excluding the effects of non-recurring items and acquisitions, noninterest income rose $7 million to $122 million for the first quarter of 1996, a 6 percent increase over the corresponding period in 1995. The improvement was primarily attributable to a $3 million increase in personal trust fees due to strong market performance and a rise in service charges on deposit accounts.


Noninterest Expenses

       Noninterest expenses rose 6 percent, or $15 million, to $279 million for the three months ended March 31, 1996. This total includes $6 million in charges related to the Corporation's previously announced internal efficiency improvement program and to reserves for legal matters.

      Excluding the effects of acquisitions, the reduction in FDIC insurance expense, and the aforementioned charges, noninterest expenses increased less than 2 percent, or $4 million. This nominal increase in noninterest expenses reflects management's efforts to maintain a stable operating expense level.

Provision for Income Taxes

      The provision for income taxes for the first quarter of 1996 totaled $63 million, an increase of 21 percent compared to $52 million reported for the same period a year ago. The effective tax rate increased to 35 percent for the first quarter of 1996 from 34 percent for the first quarter of 1995, as a result of lower tax-exempt income.


Financial Condition

      Total assets were $35.0 billion at March 31, 1996, down $446 million, or 1 percent, since December 31, 1995. This decline was primarily the result of a decrease in non-earning assets.

      Earning assets grew 1 percent to $32.5 billion since year-end 1995, as $557 million of temporary investments and $144 million of investment securities were allowed to run off to partially fund the $1.1 billion, or 5 percent, increase in loans during the quarter. Acquisitions and solid loan growth continued in the first quarter of 1996 with improvement concentrated in the commercial and commercial mortgage loan categories, which rose $742 million, or 6 percent, and $309 million, or 9 percent, respectively, since December 31, 1995.

      Total liabilities fell $550 million, or 2 percent, to $32.3 billion since December 31, 1995, primarily due to a $1.1 billion decrease in foreign office deposits and an $864 million reduction in short-term borrowings, particularly federal funds purchased. The overall decline was net of $664 million in interest-bearing deposits, reflecting the Metrobank acquisition.


Allowance for Loan Losses and Nonperforming Assets

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

      At March 31, 1996, the allowance for loan losses was $357 million, an increase of $16 million, or 5 percent, since December 31, 1995. The allowance as a percentage of total loans remained constant at 1.40 percent since December 31, 1995. As a percentage of total nonperforming assets, the allowance declined modestly from 209 percent at year-end 1995 to 196 percent at March 31, 1996.

      Net charge-offs for the first quarter of 1996 were $23 million, or
0.37 percent of average total loans, compared to $36 million, or 0.59 percent, reported for the fourth quarter of 1995 and $6 million, or 0.11 percent, for the year-earlier quarter. The rise in total net charge-offs over the first quarter last year was primarily the result of unusually low charge-offs in the prior year. An analysis of the allowance for loan losses is presented in the notes to the consolidated financial statements.

      Nonperforming assets increased 12 percent since December 31, 1995, principally as a result of the Metrobank acquisition, and were categorized as follows:


(in thousands)                   March 31, 1996    December 31, 1995
                                 --------------    -----------------
Nonaccrual loans:
  Commercial                     $  99,280         $  87,195
  Real estate construction           5,542             6,578
  Commercial mortgage               28,740            31,123
  Residential mortgage               4,012             5,507
                                 ---------         ---------
       Total nonaccrual loans      137,574           130,403
Reduced-rate loans                   7,260             3,244
                                 ---------         ---------
       Total nonperforming loans   144,834           133,647
Other real estate                   37,888            29,384
                                 ---------         ---------
       Total nonperforming
         assets                  $ 182,722         $ 163,031
                                 =========         =========
Loans past due 90 days or
  more-domestic                  $  60,383         $  57,134
                                 =========         =========


      Nonperforming assets as a percentage of total loans and other real estate at March 31, 1996 and December 31, 1995, were 0.71 percent and 0.67 percent, respectively.


Capital

      Shareholders' equity was up $104 million from December 31, 1995 to March 31, 1996, principally through retention of $75 million in earnings and the issuance of $125 million of common stock in connection with the acquisition of Metrobank in January 1996. Partially offsetting the increase in shareholders' equity was the repurchase of 2.1 million shares of common stock, principally in accordance with previously enacted share buyback programs related to employee stock plans, along with a $26 million increase in unrealized losses on investment securities available for sale.

      Capital ratios continue to comfortably exceed minimum regulatory requirements as follows:

                                           March 31,      December 31,
                                             1996            1995
                                         -------------    ------------
Leverage ratio (3.00 - minimum)               6.99%            6.87%
Tier 1 risk-based capital
  ratio (4.0 - minimum)                       7.62             7.63
Total risk-based capital
  ratio (8.0 - minimum)                      11.13            11.21


      At March 31, 1996, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of a "well capitalized" institution as defined in the final rule under FDICIA.

Other Matters

      In March 1996, the Corporation reached a definitive agreement to sell its $1.4 billion Illinois subsidiary, Comerica Bank-Illinois, for approximately $190 million in cash. The transaction, subject to regulatory approval, is expected to be completed in the third quarter of 1996.

      In March 1996, the Corporation entered into a definitive agreement to form a strategic alliance with National Data Corporation's subsidiary, National Data Payment Systems (NDPS), to provide the Corporation's business customers with a comprehensive line of merchant credit card processing systems and services. The Corporation will provide merchant contracts and multi-state marketing opportunities to the new joint venture, Comerica Merchant Alliance, while NDPS will provide processing, settlement, authorization and marketing support.

      In April 1996, the Corporation entered into a definitive agreement to sell the business and certain assets of John V. Carr & Son, Inc., the wholly owned customs brokerage and freight forwarding subsidiary of Comerica Bank. The sale is expected to be completed in the second quarter of 1996.

      As disclosed in Part I, Item 3 of Form 10-K for the year ended December 31, 1995, a lawsuit was filed on July 24, 1990, by the State of Michigan against a subsidiary bank involving hazardous waste issues. The Corporation's motion for summary judgment was granted in January 1993, however, the State of Michigan has filed an appeal that is still pending. Management believes that even if the summary judgment is not upheld on appeal, the results of this action will not have a materially adverse effect on the Corporation's consolidated financial position. Although, depending upon the amount of the ultimate liability, if any, and the consolidated results of operations in the year of final resolution, the legal action may have a materially adverse effect on the consolidated results of operations in that year.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K


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




Date:  May 10, 1996