Form 10-Q
period 1996-06-30
COMERICA INC /NEW/
filed 1996-08-09
CIK 28412

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996

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

      $5 par value common stock:
          outstanding as of July 31, 1996:  114,979,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                          June 30,    December 31,      June 30,
(In thousands, except share data)             1996            1995          1995
                                       -----------    ------------   -----------
ASSETS
Cash and due from banks                $ 1,677,375    $ 2,028,375    $ 1,674,750

Interest-bearing deposits with banks       228,589         23,568        112,417
Federal funds sold and securities
  purchased under agreements to
  resell                                   442,850        203,798        608,300
Trading account securities                   5,032         10,668          9,313
Loans held for sale                         58,454        511,562        142,100

Investment securities available
  for sale                               5,590,562      6,859,310      2,897,875
Investment securities held to
  maturity (estimated fair value
  of $4,757,777 at 6/30/95)                      -              -      4,804,396
                                       -----------    -----------    -----------
     Total investment securities         5,590,562      6,859,310      7,702,271
Commercial loans                        13,208,865     12,041,009     11,687,285
International loans                      1,505,585      1,384,814      1,223,631
Real estate construction loans             698,592        641,432        521,530
Commercial mortgage loans                3,603,524      3,254,041      3,175,013
Residential mortgage loans               2,009,141      2,221,359      2,501,476
Consumer loans                           4,643,212      4,570,015      4,610,586
Lease financing                            360,038        329,608        274,600
                                       -----------    -----------    -----------
     Total loans                        26,028,957     24,442,278     23,994,121
Less allowance for loan losses            (364,601)      (341,344)      (337,879)
                                       -----------    -----------    -----------
     Net loans                          25,664,356     24,100,934     23,656,242
Premises and equipment                     462,480        455,002        460,170
Customers' liability on acceptances
  outstanding                              104,027         21,135         40,460
Accrued income and other assets          1,152,402      1,255,522      1,045,453
                                       -----------    -----------    -----------
     TOTAL ASSETS                      $35,386,127    $35,469,874    $35,451,476
                                       ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits (noninterest-
  bearing)                             $ 6,280,195    $ 5,579,536    $ 5,239,315
Interest-bearing deposits               16,176,726     15,461,213     15,062,885
Deposits in foreign offices                491,418      2,126,466      1,586,916
                                       -----------    -----------    -----------
     Total deposits                     22,948,339     23,167,215     21,889,116
Federal funds purchased and
  securities sold under
  agreements to repurchase                 355,547      3,206,612        476,563
Other borrowed funds                     3,790,109      1,467,550      5,870,111
Acceptances outstanding                    104,027         21,135         40,460
Accrued expenses and other
  liabilities                              276,881        355,219        279,208
Medium- and long-term debt               5,045,054      4,644,416      4,411,281
                                       -----------    -----------    -----------
     Total liabilities                  32,519,957     32,862,147     32,966,739
Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
    6/30/96                                250,000              -              -
Common stock - $5 par value:
  Authorized - 250,000,000 shares
  Issued-119,294,531 shares at
    6/30/96, 115,094,531 shares at
    12/31/95 and 115,212,031 shares
    at 6/30/95                             596,473        575,473        576,060
Capital surplus                            509,432        408,644        417,274
Unrealized gains and losses on
  investment securities available
  for sale                                 (81,428)        (4,141)        (2,268)
Retained earnings                        1,773,684      1,640,980      1,510,008
Less cost of common stock in
  treasury-4,371,333 shares at 6/30/96,
  490,704 shares at 12/31/95 and
  627,316 shares at 6/30/95               (181,991)       (13,229)       (16,337)
                                       -----------    -----------    -----------
     Total shareholders' equity          2,866,170      2,607,727      2,484,737
                                       -----------    -----------    -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY            $35,386,127    $35,469,874    $35,451,476
                                       ===========    ===========    ===========
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
                                            Three Months Ended          Six Months Ended
                                                 June 30                    June 30
                                           --------------------     ------------------------
(In thousands, except per share data)          1996        1995           1996          1995
                                           --------    --------     ----------    ----------
INTEREST INCOME
Interest and fees on loans                 $540,923    $527,860     $1,077,801    $1,017,603
Interest on investment securities:
  Taxable                                    93,300     119,423        201,621       238,414
  Exempt from federal income tax              5,055       7,054         10,383        13,824
                                           --------    --------     ----------    ----------
       Total interest on investment
         securities                          98,355     126,477        212,004       252,238

Trading account interest                         46         103            121           154
Interest on federal funds sold and
  securities purchased under agreements
  to resell                                   1,403       1,908          3,147         2,636
Interest on time deposits with banks            326       2,251            444         6,451
Interest on loans held for sale               1,139       1,393          3,105         2,532
                                           --------    --------     ----------    ----------
       Total interest income                642,192     659,992      1,296,622     1,281,614

INTEREST EXPENSE
Interest on deposits                        171,927     182,411        352,817       354,236
Interest on short-term borrowings:
  Federal funds purchased and securities
     sold under agreements to repurchase     23,857      41,676         57,053        82,052
  Other borrowed funds                       27,762      40,348         57,301        70,749
Interest on medium- and long-term debt       76,071      69,786        147,321       134,526
Net interest rate swap (income)/expense     (13,914)      2,720        (23,620)        4,514
                                           --------    --------     ----------    ----------
       Total interest expense               285,703     336,941        590,872       646,077
                                           --------    --------     ----------    ----------
       Net interest income                  356,489     323,051        705,750       635,537
Provision for loan losses                    25,000      15,500         53,500        27,500
                                           --------    --------     ----------    ----------
       Net interest income after
         provision for loan losses          331,489     307,551        652,250       608,037

NONINTEREST INCOME
Income from fiduciary activities             33,289      31,993         66,894        62,734
Service charges on deposit accounts          35,600      32,141         70,740        63,988
Customhouse broker fees                       2,640       9,099         10,764        18,348
Revolving credit fees                         4,518       9,379         11,442        16,254
Securities gains                              3,310          71          3,670           272
Other noninterest income                     41,433      35,749         94,708        72,175
                                           --------    --------     ----------    ----------
       Total noninterest income             120,790     118,432        258,218       233,771

NONINTEREST EXPENSES
Salaries and employee benefits              143,036     140,760        288,960       277,867
Net occupancy expense                        25,742      24,390         52,573        48,657
Equipment expense                            16,790      16,854         34,836        33,883
FDIC insurance expense                          639      11,073          1,265        21,918
Telecommunications expense                    7,419       7,104         15,057        14,797
Other noninterest expenses                   76,570      72,401        156,480       139,676
                                           --------    --------     ----------    ----------
       Total noninterest expenses           270,196     272,582        549,171       536,798
                                           --------    --------     ----------    ----------
Income before income taxes                  182,083     153,401        361,297       305,010
Provision for income taxes                   63,862      51,869        126,470       103,456
                                           --------    --------     ----------    ----------
NET INCOME                                 $118,221    $101,532     $  234,827    $  201,554
                                           ========    ========     ==========    ==========
Net income applicable to common stock      $118,221    $101,532     $  234,827    $  201,554
                                           ========    ========     ==========    ==========
Net income per share                          $1.00       $0.86          $1.98         $1.71
Average common and common
  equivalent shares                         118,098     118,438        118,620       117,865

Cash dividends declared                     $45,088     $40,932        $86,327       $78,148
Dividends per share                           $0.39       $0.35          $0.74         $0.67

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries
               Nonredeem-
                 able                           Unrealized                         Total
               Preferred  Common     Capital    Gains/      Retained    Treasury   Shareholders'
(in thousands) Stock      Stock      Surplus    (Losses)    Earnings    Stock      Equity
               ---------  ---------  ---------  ----------  ----------  ---------  -------------
BALANCES AT
 JANUARY 1,
  1995         $      -   $596,473   $525,052   $  (55,039) $1,390,405  $ (65,111) $2,391,780
Net income for
  1995                -          -          -            -     201,554          -     201,554
Cash dividends
 declared             -          -          -            -     (78,148)         -     (78,148)
Purchase of
 1,346,600
 shares               -          -          -            -           -    (36,623)    (36,623)
Purchase and
 retirement of
 4,082,500
 shares               -    (20,413)  (109,168)           -           -          -    (129,581)
Issuance of
 shares:
 Employee stock
  plans               -          -       (242)           -      (3,803)    10,834       6,789
 Acquisitions         -          -      1,137            -           -     74,563      75,700
Amortization of
 deferred
 compensation         -          -        495            -           -          -         495
Change in
 unrealized
 gains/(losses)
 on securities
 available for
 sale                 -          -          -       52,771           -          -      52,771
               --------   --------   --------    ---------   ---------  ---------  ----------
BALANCES AT
 JUNE 30,
 1995          $      -   $576,060   $417,274   $   (2,268) $1,510,008  $ (16,337) $2,484,737
               ========   ========   ========   ==========  ==========  =========  ==========

BALANCES AT
 JANUARY 1,
 1996          $      -   $575,473   $408,644   $   (4,141) $1,640,980  $ (13,229) $2,607,727
Net income for
 1996                 -          -          -            -     234,827          -     234,827
Issuance of
 preferred
 stock          250,000          -     (3,125)           -           -          -     246,875
Cash dividends
 declared
 on common
 stock                -          -          -            -     (86,327)         -     (86,327)
Purchase of
 4,986,626
 shares of
 common stock         -          -          -            -           -   (208,653)   (208,653)
Issuance of
 common stock
 for:
  Employee
   stock plans        -          -      4,993            -     (16,004)    30,633      19,622
  Acquisitions        -     21,000     98,472            -         208      9,258     128,938
Amortization of
 deferred
 compensation         -          -        448            -           -          -         448
Change in
 unrealized
 gains/(losses)
 on securities
 available for
 sale                 -          -          -      (77,287)          -          -     (77,287)
               --------   --------   --------    ---------   ---------  ---------  ----------
BALANCES AT
 JUNE 30,
 1996          $250,000   $596,473   $509,432   $  (81,428) $1,773,684  $(181,991) $2,866,170
               ========   ========   ========   ==========  ==========  =========  ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries
                                                         Six Months Ended
                                                              June 30
                                                   ---------------------------
(in thousands)                                             1996           1995
                                                   ------------   ------------
OPERATING ACTIVITIES:
  Net income                                       $    234,827   $    201,554
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                          53,500         27,500
      Depreciation                                       33,540         31,223
      Net (increase) decrease in trading
        account securities                                5,636         (4,981)
      Net (increase) decrease in loans held
        for sale                                        453,108        (50,553)
      Net (increase) decrease in accrued
        income receivable                                10,171        (17,341)
      Net increase (decrease) in accrued expenses      (108,735)        39,990
      Net amortization of intangibles                    16,069         14,112
      Funding for employee benefit plans                (25,000)      (125,000)
      Other, net                                        213,863        (62,589)
                                                   ------------   ------------
         Total adjustments                              652,152       (147,639)
                                                   ------------   ------------
           Net cash provided by operating
             activities                                 886,979         53,915
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing
    deposits with banks                                (204,965)       266,456
  Net increase in federal funds sold
    and securities purchased under agreements
    to resell                                          (169,052)      (527,000)
  Proceeds from sale of investment securities
    available for sale                                1,079,019         21,353
  Proceeds from maturity of investment
    securities available for sale                       695,040        193,722
  Purchases of investment securities
    available for sale                                 (367,060)       (29,769)
  Proceeds from maturity of investment
    securities held to maturity                               -        347,917
  Purchases of investment securities
    held to maturity                                          -       (145,978)
  Net increase in loans (other
    than purchased loans)                              (931,537)    (1,538,707)
  Purchase of loans                                     (11,490)       (35,867)
  Fixed assets, net                                     (31,533)       (36,855)
  Net increase in customers'
    liability on acceptances outstanding                (82,892)        (6,828)
  Net cash provided by acquisitions/sale                 94,232         28,794
                                                   ------------   ------------
           Net cash provided by (used in)
             investing activities                        69,762     (1,462,762)
FINANCING ACTIVITIES:
  Net decrease in deposits                           (1,230,907)      (961,940)
  Net increase (decrease) in short-term
    borrowings                                         (537,291)     2,141,266
  Net increase in acceptances
    outstanding                                          82,892          6,828
  Proceeds from issuance of medium- and
    long-term debt                                    1,101,000      1,360,000
  Repayments and purchases of medium- and
    long-term debt                                     (700,362)    (1,051,306)
  Proceeds from issuance of preferred stock             246,875              -
  Proceeds from issuance of common stock
    and other capital transactions                       20,070          7,284
  Purchase of common stock for treasury                (208,653)      (166,204)
  Dividends paid                                        (81,365)       (74,644)
                                                   ------------   ------------
           Net cash provided by (used in)
             financing activities                    (1,307,741)     1,261,284
                                                   ------------   ------------
Net decrease in cash and due from banks                (351,000)      (147,563)
Cash and due from banks at beginning of year          2,028,375      1,822,313
                                                   ------------   ------------
Cash and due from banks at end of period           $  1,677,375   $  1,674,750
                                                   ============   ============
Interest paid                                      $    634,240   $    614,182
                                                   ============   ============
Income taxes paid                                  $    127,238   $    103,725
                                                   ============   ============
Noncash investing and financing activities:
  Loan transfers to other real estate              $      5,872   $     13,175
                                                   ============   ============
  Stock issued for acquisitions                    $    128,938   $     75,700
                                                   ============   ============


Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Comerica Incorporated and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

Note 2 - Investment Securities

      At June 30, 1996 investment securities having a carrying value of $4.0 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $29 million.

Note 3 - Allowance for Loan Losses

      The following analyzes the changes in the allowance for loan losses included in the consolidated balance sheets:

(in thousands)                           1996              1995
                                    ---------         ---------
Balance at January 1                $ 341,344         $ 326,195
Allowance acquired                     10,370             3,260
Loans charged off                     (57,950)          (38,870)
Recoveries on loans previously
  charged off                          17,337            19,794
                                    ---------         ---------
  Net loans charged off               (40,613)          (19,076)
Provision for loan losses              53,500            27,500
                                    ---------         ---------
Balance at June 30                  $ 364,601         $ 337,879
                                    =========         =========

      A loan is considered impaired if it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $121 million and $129 million for the quarter and six months ended June 30, 1996, respectively. Of the $116 million period-end impaired loans, approximately $75 million required an allowance for loan losses of $25 million in accordance with SFAS No. 114. The remaining impaired loan balance represents loans for which the fair value exceeded the recorded investment in the loan.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 4 - Medium- and Long-term Debt

      Medium- and long-term debt consisted of the following at June 30, 1996 and December 31, 1995:

(in thousands)                      June 30, 1996      December 31, 1995
                                    -------------      -----------------
Parent Company
9.75% subordinated notes
  due 1999                          $   74,737         $   74,692
10.125% subordinated debentures
  due 1998                              74,840             74,800
7.25% subordinated notes due
  2007                                 148,623            148,584
                                    ----------         ----------
      Total parent company             298,200            298,076

Subsidiaries
Subordinated notes:
8.375% subordinated notes due
  2024                                 147,821            147,782
7.25% subordinated notes due
  2002                                 149,009            148,931
6.875% subordinated notes due
  2008                                  99,104             99,066
7.125% subordinated notes due
  2013                                 148,056            148,000
                                    ----------         ----------
      Total subordinated notes         543,990            543,779

Medium-term notes:
Floating rate based on Treasury
  bill indices                       1,049,838          1,099,701
Floating rate based on Prime
  indices                              450,000            550,000
Floating rate based on LIBOR
  indices                            1,423,958            624,937
Fixed rate notes with interest
  rates ranging from 5.50%
  to 6.875%                          1,273,684          1,523,433
                                    ----------         ----------
      Total medium-term notes        4,197,480          3,798,071

Notes payable maturing on dates
  ranging from 1996 through 2015         5,384              4,490
                                    ----------         ----------
      Total subsidiaries             4,746,854          4,346,340
                                    ----------         ----------
      Total medium- and long-term
        debt                        $5,045,054         $4,644,416
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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts

                                   June 30, 1996                December 31, 1995
                          ------------------------------  ------------------------------
                          Notional/                       Notional/
                          Contract    Unrealized   Fair   Contract    Unrealized   Fair
                          Amount    Gains  Losses  Value  Amount    Gains  Losses  Value
(in millions)             (1)       (2)            (3)    (1)       (2)            (3)
                          ------------------------------  ------------------------------
Risk Management
Interest rate contracts
   Swaps (4)              $ 8,841  $ 27   $(161)  $(134)  $5,925    $ 88   $(20)   $(68)
   Options, caps and
     floors purchased          56     -       -       -       40      19    (21)     (2)
   Caps written               152     -       -       -      154       -      -       -
Foreign exchange contracts
   Spot and forwards          506     4      (1)      3      229       2     (1)      1
   Swaps                       45     1      (1)      -       50       8      -       8
                          -------  ----   -----   -----   ------    ----   ----    ----
   Total risk management    9,600    32    (163)   (131)   6,398     117    (42)    (75)

Customer Initiated and
 Other
Interest rate contracts
   Caps written               425     -      (1)     (1)     360       -      -       -
   Floors purchased             2     -       -       -        -       -      -       -
   Swaps                        -     -       -       -        3       -      -       -
Foreign exchange contracts
   Spot, forward, futures
     and options              830     8      (5)      3      320       5     (5)      -
                          -------  ----   -----   -----   ------    ----   -----   ----
   Total customer
     initiated and other    1,257     8      (6)      2      683       5     (5)      -
                          -------  ----   -----   -----   ------    ----   -----   ----
   Total derivatives and
     foreign exchange
     contracts            $10,857  $ 40   $(169)  $(129)  $7,081    $122   $(47)   $(75)
                          =======  ====   =====   =====   ======    ====   =====   ====

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

(4)  Includes index amortizing swaps with a notional amount of $5,337 million and $3,688 million at June 30, 1996 and December 31, 1995, respectively.  These swaps had net unrealized loss of $123 million at June 30, 1996 versus a net unrealized gain of $4 million at December
31, 1995.  As of June 30, 1996 index amortizing swaps had an average expected life of approximately 3.09 years with a stated maturity that averaged 4.87 years.

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

      As an end-user, the Corporation mainly accesses the interest rate markets to obtain off-balance sheet derivatives instruments for use principally in connection with asset and liability management activities. Interest rate swaps are predominantly utilized with the objective of managing the sensitivity of net interest income to interest rate fluctuations. To accomplish this objective, interest rate swaps are primarily used to modify the interest rate characteristics of certain assets and liabilities (for example, from a floating rate to a fixed rate, a fixed rate to a floating rate, or from one floating rate index to another). This strategy permits the achievement of an optimal match between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk.

      The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of June 30, 1996. The swaps are grouped by the assets or liabilities to which they have been designated.

      Various other types of off-balance sheet financial instruments may also be used to manage interest rate and foreign currency risks associated with specific assets or liabilities, including interest rate caps and floors, forward and futures interest and foreign exchange rate contracts, and foreign exchange rate swaps, which are reflected in the table above. At June 30, 1996 and December 31, 1995, the notional amounts of commitments to purchase securities totaled $21 million and $16 million, respectively; the notional amounts of commitments to sell securities totaled $17 million and $14 million, respectively; and the notional amounts of commitments to sell mortgage loans totaled $40 million and $147 million, respectively. These commitments, which are similar in nature to forward contracts, are not reflected in the above table due to the immaterial impact they have on the financial statements.



Customer Initiated and Other
- -----------------------------

      The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts and interest rate caps,
at the request of customers.   Market risk arising from customer initiated
foreign exchange contracts is significantly minimized by entering into offsetting transactions. Average fair values and income from customer initiated and other foreign exchange contracts were not material for the quarter ended June 30, 1996 and for the year ended December 31, 1995.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts

(Continued)

- -----------------------------------------------------------------------------------------
Remaining Expected Maturity of Risk Management Interest Rate Swaps:
                                                                  2001-          Dec. 31,
(dollar amounts in millions)    1996   1997    1998  1999   2000  2014   Total       1995
 -----------------------------------------------------------------------------------------
Variable rate asset
designation:
  Receive fixed swaps
    Generic                     $   50 $    -  $  -  $    - $   - $    - $   50  $   50
    Amortizing                       8     84   100       -     -      -    192     200
    Index Amortizing               361  1,486   881   1,087   672    850  5,337   3,688

    Weighted average: (1)
      Receive rate                6.38%  5.65% 6.25%   6.39% 6.16%  6.38%  6.13%   6.02%
      Pay rate                    5.45%  5.49% 5.50%   5.50% 5.49%  5.50%  5.49%   5.84%

Fixed rate asset designation:
    Generic pay fixed swaps     $   35 $    -  $  -  $    2  $  - $    - $   37  $   37

      Weighted average: (1)
        Receive rate              5.33%     -%    -%   5.77%    -%     -%  5.35%   5.76%
        Pay rate                  7.05%     -%    -%   8.73%    -%     -%  7.14%   7.14%

Medium- and long-term debt
designation:
  Generic receive fixed swaps   $  300 $  950  $  -  $    -  $200 $  700 $2,150  $1,375

    Weighted average: (1)
      Receive rate                5.67%  5.76%    -%      -% 6.91%  7.65%  6.47%   7.01%
      Pay rate                    5.40%  5.40%    -%      -% 5.59%  5.53%  5.46%   5.80%

  Generic pay fixed swaps       $   25 $    -  $  -  $    -  $  - $    - $   25  $   25

    Weighted average: (1)
      Receive rate                5.81%     -%    -%      -%    -%     -%  5.81%   5.70%
      Pay rate                    8.28%     -%    -%      -%    -%     -%  8.28%   8.28%

  Floating/Floating swaps       $  625 $  400  $  -  $    -  $  - $    - $1,025  $  550

    Weighted average: (2)
      Receive rate                5.37%  5.19%    -%      -%    -%     -%  5.30%   5.76%
      Pay rate                    5.40%  5.38%    -%      -%    -%     -%  5.39%   5.75%

Total notional amount           $1,404 $2,920  $981  $1,089  $872 $1,550 $8,816  $5,925
- -----------------------------------------------------------------------------------------
(1)  Variable rates are based on LIBOR rates paid or received at June 30, 1996.
(2)  Variable rates paid are based on LIBOR at June 30, 1996, while variable rates received are based on prime or LIBOR.
- -----------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts

(Continued)


      Customer initiated interest rate caps generally are not offset by other on- or off-balance sheet financial instruments; however, authority limits have been established for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not significant for the six-month period ended June 30, 1996 and for the year ended December 31, 1995.

      Available credit lines on fixed rate credit card and check product accounts, which expose the Corporation to the risk of a reduction in net interest income as rates increase, totaled approximately $2.1 billion at June 30, 1996 and $2.0 billion at December 31, 1995. Market risk exposure arising from these revolving credit commitments is very limited, however, since it is unlikely that a significant number of customers with these accounts will simultaneously borrow up to their maximum available credit lines.

Off-Balance-Sheet Derivative and Foreign Exchange Activity
- ----------------------------------------------------------

      The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts.

                                                              Customer Initiated
                                    Risk Management                and Other
                               -----------------------     -----------------------
                               Interest      Foreign       Interest      Foreign
                               Rate          Exchange      Rate          Exchange
(in millions)                  Contracts     Contracts     Contracts     Contracts
                               -----------------------     -----------------------
Balances at December 31, 1995  $ 6,119       $   279       $ 363         $    320

Additions                        3,469         2,595         178           18,961
Maturities/amortizations          (539)       (2,323)       (114)         (18,451)
Terminations                         -             -           -                -
                               -------       -------       -----         --------
Balances at June 30, 1996      $ 9,049       $   551       $ 427         $    830
                               =======       =======       =====         ========


      Additional information regarding the nature, terms and attendant risks of the above off-balance sheet derivatives and foreign exchange contracts, along with information on derivative accounting policies, can be found in the Corporation's 1995 annual report on page 30 and in Notes 1 and 17 to the consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         -----------------------

Results of Operations
- ---------------------

      Net income for the quarter ended June 30, 1996 was $118 million, up $16 million, or 16 percent, from $102 million reported for the second quarter of 1995. Net income per share increased 16 percent to $1.00 from $0.86 a year ago. Return on average common shareholders' equity was 17.73 percent and return on average assets was 1.37 percent, compared to 16.02 percent and 1.19 percent, respectively, for the comparable quarter last year.

      Net income for the first six months of 1996 was $235 million or $1.98 per share, compared to $202 million or $1.71 for the same period in 1995. Return on common equity was 17.50 percent and return on assets was
1.35 percent, compared to 16.28 percent and 1.20 percent, respectively, for the first six months of 1995.


Acquisitions
- ------------

      In January 1996, the Corporation completed the acquisition of Metrobank, headquartered in Los Angeles, California, for $125 million of common stock, in a transaction accounted for as a purchase. Metrobank contributed total assets of $1.2 billion, loans of $700 million and deposits of $1 billion, as well as nonperforming assets of $18 million. Metrobank's results of operations are reflected in the consolidated statement of income for the six months ended June 30, 1996.


Net Interest Income
- -------------------

      The Rate-Volume Analyses in Table I details the components of the change in net interest income (FTE) for the quarter ended June 30, 1996. On a fully taxable equivalent (FTE) basis, net interest income was $361 million for the three months ended June 30, 1996, an increase of $32 million, or 10 percent, over the amount reported for the comparable quarter in 1995. The improvement was primarily the result of loan growth, both internally and through acquisitions, and an increase in the net interest margin.

      Average total loans for the second quarter of 1996 increased $2.1 billion, or 9 percent, over the second quarter of 1995, driven primarily by growth in the commercial and commercial mortgage portfolios. Average commercial loans rose $1.5 billion, or 13 percent, while average commercial mortgage loans grew $372 million, or 12 percent. Average investment securities were reduced $1.9 billion, or 32 percent, to allow a shift in the mix of earning assets toward higher-yielding loans. This shift was the primary factor in the rise in net interest margin. The net interest margin for the three months ended June 30, 1996, was 4.55 percent, an increase of 40 basis points from 4.15 percent for the second quarter of 1995.

      Table II provides an analysis of net interest income for the first six months of 1996. On an FTE basis, net interest income for the six months ended June 30, 1996 was $714 million compared to $647 million for the same period in 1995. This increase was due to the same factors indicated in the quarterly discussion. Average total loans increased $2.4 billion for the first six months of 1996 compared to the first six months of 1995. The net interest margin for the six months ended June 30, 1996 was 4.47 percent compared to 4.16 percent for the same period in 1995.

      Net income generated by the risk management interest rate swap portfolio resulted in a contribution of 18 basis points to the net interest margin in the second quarter of 1996, compared to a 3 basis-point reduction in the year-earlier quarter. The contribution for the first six months of 1996 was 15 basis points compared to a 3 basis point reduction in 1995. Interest rate swaps permit management to control the sensitivity of net interest income to fluctuations in interest rates in a manner similar to on-balance sheet investment securities but without significant impact to capital or liquidity. These instruments are designated against certain assets and liabilities, therefore, their impact on net interest income is generally offset by and should be considered in relation to the level of net interest income generated by the related on-balance sheet assets and liabilities.

      In addition to using interest rate swaps and other off-balance sheet instruments to control the Corporation's exposure to interest rate risk, management attempts to minimize the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At June 30, 1996, the Corporation was in a liability sensitive position of $671 million (on an elasticity-adjusted basis), or 2 percent of earning assets. The earnings simulation analysis performed at the end of the quarter covers the calendar year 1997 and reflects changes to both interest rates and loan, investment and deposit volumes. For 1997, forecasted net interest income could decline $16 million, or less than 2 percent, for a 200 basis point rise in short-term interest rates. Given a 200 basis point decline in short-term interest rates, forecasted net interest income could decline $20 million, or less than 2 percent, due principally to an anticipated weaker economy and lower loan volumes. These results are within established corporate policy guidelines. The preceding forward-looking statements are based on current expectations, but there are numerous factors that could cause variances in these projections as economic, industry and competitive conditions change.


Provision for Loan Losses
- -------------------------

      The provision for loan losses for the second quarter of 1996 was $25 million, up $10 million from the second quarter of 1995. The provision for the first six months of 1996 was $54 million compared to $28 for the same period in 1995. The provision is predicated upon maintaining an adequate allowance for loan losses, which is discussed in the section entitled "Financial Condition."


Noninterest Income
- ------------------

      Noninterest income was $121 million for the three months ended June 30, 1996, an increase of $22 million, or 2 percent, over the same period in 1995. Excluding the effects of nonrecurring items, divestitures and acquisitions, noninterest income rose $8 million for the second quarter of 1996, a 7 percent increase over the corresponding period in 1995. The improvement in noninterest income was primarily attributable to a $3 million increase in service charges on retail and commercial deposits and $3 million in securities gains. Other noninterest income grew in excess of $3 million, or 10 percent, from the second quarter of 1995, benefiting principally from a climb in fees and commissions generated by the securities brokerage and insurance businesses. For the first six months of 1996 noninterest income rose $14 million, or 6 percent, over the same period in 1995, excluding nonrecurring items, divestitures and acquisitions. Service charges and other noninterest income were the primary contributors to this increase.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                       Three Months Ended
                                 -------------------------------------------------------------
                                         June 30, 1996                   June 30, 1995
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
- ----------------------------------------------------------------------------------------------
Loans                            $25,592       $542      8.51%   $23,505       $530      9.03%
Investment securities              5,895        101      6.78      7,814        130      6.64
Other earning assets                 202          3      5.77        342          6      6.71
- ----------------------------------------------------------------------------------------------
   Total earning assets           31,689        646      8.17     31,661        666      8.42

Interest-bearing deposits         16,918        172      4.09     16,916        182      4.33
Short-term borrowings              3,938         51      5.28      5,436         82      6.05
Medium- and long-term debt         4,986         76      6.13      4,359         70      6.42
Net interest rate swap
  (income)/expense (1)                 -        (14)        -          -          3         -
- ----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $25,842        285      4.45    $26,711        337      5.06
                                               --------------                  ---------------
Net interest income/
  Rate spread (FTE)                            $361      3.72                  $329      3.36
                                               ====                            ====

FTE adjustments                                $  4                            $  6
                                               ====                            ====
Impact of net noninterest-bearing
  sources of funds                                       0.83                            0.79
- ----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.55%                           4.15%
==============================================================================================
(1)  After allocation of the income or expense generated by interest rate swaps for the three months ended June 30, 1996, to the related assets and liabilities, the average yield on total loans was 8.66 percent as of June 30, 1996, compared to 8.93 percent a year ago.  The average cost of funds for medium- and long-term debt was 5.74 percent as of June 30, 1996, compared to 6.19 percent a year earlier.
                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                         $(31)      $ 43      $ 12
Investment securities                            3        (32)      (29)
Other earning assets                            (1)        (2)       (3)
                                              ----------------------------
   Total earning assets                        (29)         9       (20)

Interest-bearing deposits                      (10)         -       (10)
Short-term borrowings                          (11)       (20)      (31)
Medium- and long-term debt                      (3)         9         6
Net interest rate swap
  (income)/expense                             (17)         -       (17)
                                              ----------------------------
   Total interest-bearing sources              (41)       (11)      (52)
                                              ----------------------------
Net interest income/Rate spread (FTE)         $ 12       $ 20      $ 32
                                              ============================

* Rate/Volume variances are allocated to variances due to volume.

/TABLE

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                       Six Months Ended
                                 -------------------------------------------------------------
                                         June 30, 1996                   June 30, 1995
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
- ----------------------------------------------------------------------------------------------
Loans                            $25,368     $1,080      8.56%   $22,938     $1,022      8.96%
Investment securities              6,423        218      6.75      7,816        259      6.61
Other earning assets                 225          7      6.17        359         12      6.67
- ----------------------------------------------------------------------------------------------
   Total earning assets           32,016      1,305      8.17     31,113      1,293      8.34

Interest-bearing deposits         17,154        353      4.14     16,849        354      4.24
Short-term borrowings              4,289        114      5.36      5,160        153      5.97
Medium- and long-term debt         4,797        147      6.17      4,197        134      6.45
Net interest rate swap
  (income)/expense (1)                 -        (23)        -          -          5         -
- ----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $26,240        591      4.53    $26,206        646      4.97
                                             -----------------               ------------------
Net interest income/
  Rate spread (FTE)                          $  714      3.64                $  647      3.37
                                             ======                          ======

FTE adjustment                               $    8                          $   12
                                             ======                          ======
Impact of net noninterest-bearing
  sources of funds                                       0.83                            0.79
- ----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.47%                           4.16%
==============================================================================================
(1)  After allocation of the income or expense generated by interest rate swaps for the six months ended June 30, 1996, to the related assets and liabilities, the average yield on total loans was 8.68 percent as of June 30, 1996, compared to 8.82 percent a year ago.  The average cost of funds for medium- and long-term debt was 5.79 percent as of June 30, 1996, compared to
6.17 percent a year earlier.
                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                         $(43)      $101      $ 58
Investment securities                            6        (47)      (41)
Other earning assets                            (2)        (3)       (5)
                                              ----------------------------
   Total earning assets                        (39)        51        12

Interest-bearing deposits                       (7)         6        (1)
Short-term borrowings                          (15)       (24)      (39)
Medium- and long-term debt                      (6)        19        13
Net interest rate swap
  (income)/expense                             (28)         -       (28)
                                              ----------------------------
   Total interest-bearing sources              (56)         1       (55)
                                              ----------------------------
Net interest income/Rate spread (FTE)         $ 17       $ 50      $ 67
                                              ============================

* Rate/Volume variances are allocated to variances due to volume.

/TABLE

Noninterest Expenses
- --------------------

      Noninterest expenses decreased 1 percent, or $2 million, to $270 million for the three months ended June 30, 1996. This total includes $3 million in charges related to the Corporation's previously announced internal efficiency improvement program. After adjusting for the effects of acquisitions, divestitures, the reduction in FDIC insurance expenses, and the aforementioned charges, noninterest expenses increased less than 1 percent, or $2 million. This nominal increase in noninterest expenses reflects management's efforts to maintain a stable operating expense level.

      Excluding the effects of acquisitions, divestitures, the reduction in FDIC expense, and nonrecurring items, noninterest expense for the first six months of 1996 remained relatively unchanged compared to the same period in 1995.


Provision for Income Taxes
- --------------------------

      The provision for income taxes for the second quarter of 1996 totaled $64 million, an increase of 23 percent compared to $52 million reported for the same period a year ago. The effective tax rate increased to 35 percent for the second quarter of 1996 from 34 percent for the second quarter of 1995, as a result of lower tax-exempt income.


Financial Condition
- -------------------

      Total assets were $35.4 billion at June 30, 1996, or essentially unchanged since December 31, 1995. Earning assets grew 1 percent to $32.4 billion since year-end 1995, as $1.0 billion of investment securities were sold to partially fund the $1.6 billion, or 6 percent, increase in loans during the first six months of the year. Loan growth 1996 has been concentrated in the commercial and commercial mortgage loan categories, which rose $1.2 billion, or 10 percent, and $349 million, or 11 percent, respectively, since December 31, 1995.

      Total liabilities fell $342 million, or 2 percent, to $32.5 billion since December 31, 1995, primarily due to a $1.6 billion decrease in foreign office deposits and an $529 million reduction in short-term borrowings. The overall decline in liabilities was net of a $1.4 billion increase in domestic deposits, reflecting the Metrobank acquisition.


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

      At June 30, 1996, the allowance for loan losses was $365 million, an increase of $23 million, or 7 percent, since December 31, 1995. The allowance as a percentage of total loans remained constant at 1.40 percent since December 31, 1995. As a percentage of total nonperforming assets, the allowance increased from 209 percent at year-end 1995 to 227 percent at June 30, 1996.

      Net charge-offs for the second quarter of 1996 were $18 million, or
0.28 percent of average total loans, compared with $13 million, or 0.22 percent, for the year-earlier quarter. The rise in total net charge-offs over the second quarter last year was primarily the result of credit card charge-offs increasing in the base portfolio and 1995 special credit card promotions. An analysis of the allowance for loan losses is presented in the notes to the consolidated financial statements.

      Despite the addition of $18 million in nonperforming assets from the Metrobank transaction, total nonperforming assets have declined slightly since December 31, 1995, and were categorized as follows:

                                      June 30,        December 31,
(in thousands)                            1996                1995
                                 -------------        ------------
Nonaccrual loans:
  Commercial                     $      82,702        $     87,195
  Real estate construction               4,713               6,578
  Commercial mortgage                   25,809              31,123
  Residential mortgage                   5,143               5,507
                                 -------------        ------------
       Total nonaccrual loans          118,367             130,403
Reduced-rate loans                       7,203               3,244
                                 -------------        ------------
       Total nonperforming loans       125,570             133,647
Other real estate                       34,770              29,384
                                 -------------        ------------
  Total nonperforming assets     $     160,340        $    163,031
                                 =============        ============
Loans past due 90 days or more   $      60,102        $     57,134
                                 =============        ============

      Nonperforming assets as a percentage of total loans and other real estate at June 30, 1996 and December 31, 1995, were 0.62 percent and 0.67 percent, respectively.


Capital
- -------

      Common shareholders' equity was up $86 million from December 31, 1995 to June 30, 1996, excluding the change in unrealized losses on investment securities available for sale. The increase was due to retention of $149 million in earnings and the issuance of $125 million of common stock in connection with the acquisition of Metrobank in January 1996, offset by the repurchase of 5 million shares of common stock under various corporate programs.

      During the second quarter, the Corporation issued 5 million shares of Fixed/Adjustable Rate Noncumulative Preferred Stock, Series E, with a stated value of $50 per share. Dividends are payable quarterly, commencing October 1, 1996, at a rate of 6.84% per annum through July 1, 2001. Thereafter, the rate will be equal to .625% plus an effective rate, but not less than 7.34% nor greater than 13.34%. The effective rate will be equal to the highest of the Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Thirty Year Constant Maturity Rate (as defined in the prospectus). The Corporation, at its option, may redeem all or part of the outstanding shares on or after July 1, 2001.

      Capital ratios continue to comfortably exceed minimum regulatory requirements as follows:

                                            June 30,      December 31,
                                              1996            1995
                                         -------------    ------------
Leverage ratio (3.00 - minimum)               7.72%            6.87%
Tier 1 risk-based capital
  ratio (4.0 - minimum)                       8.04             7.63
Total risk-based capital
  ratio (8.0 - minimum)                      11.39            11.21


      At June 30, 1996, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of a "well capitalized" institution as defined in the final rule under FDICIA.


Other Matters
- -------------

      On August 2, 1996, the Corporation sold its $1.4 billion Illinois subsidiary, Comerica Bank-Illinois, for approximately $190 million in cash.

      On May 18, 1996, the Corporation sold the business and certain assets of John V. Carr & Son, Inc., the wholly owned customs brokerage and freight forwarding subsidiary of Comerica Bank.

      In March 1996, the Corporation formed a strategic alliance with National Data Corporation's subsidiary, National Data Payment Systems
(NDPS), to provide the Corporation's business customers with a comprehensive line of merchant credit card processing systems and services. The Corporation provides merchant contracts and multi-state marketing opportunities to the new joint venture, Comerica Merchant Alliance, while NDPS provides processing, settlement, authorization and marketing support.

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


ITEM 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits
     (11)  Statement re:  Computation of Earnings Per Share

(b)  Reports on Form 8-K

     June 18, 1996 - New Shareholder Rights Agreement

     June 21, 1996 - Sale of 5,000,000 shares of Series E Preferred Stock

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




Date:  August 9, 1996