Form 10-Q
period 1996-09-30
COMERICA INC /NEW/
filed 1996-11-14
CIK 28412

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1996

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

      $5 par value common stock:
          outstanding as of October 31, 1996:   107,443,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                         Sept. 30,    December 31,     Sept. 30,
(In thousands, except share data)             1996            1995          1995
                                       -----------    ------------   -----------
ASSETS
Cash and due from banks                $ 1,825,035    $ 2,028,375    $ 1,523,520

Interest-bearing deposits with banks        17,694         23,568         52,442
Federal funds sold and securities
  purchased under agreements to
  resell                                   663,300        203,798        733,200
Trading account securities                   4,192         10,668          4,783
Loans held for sale                         45,812        511,562        138,741

Investment securities available
  for sale                               5,181,562      6,859,310      2,779,920
Investment securities held to
  maturity (estimated fair value
  of $4,534,625 at 9/30/95)                      -              -      4,591,928
                                       -----------    -----------    -----------
     Total investment securities         5,181,562      6,859,310      7,371,848
Commercial loans                        12,901,329     12,041,009     11,679,983
International loans                      1,594,841      1,384,814      1,400,513
Real estate construction loans             749,849        641,432        574,208
Commercial mortgage loans                3,381,442      3,254,041      3,200,054
Residential mortgage loans               1,775,318      2,221,359      2,451,943
Consumer loans                           4,599,028      4,570,015      4,734,944
Lease financing                            365,514        329,608        305,425
                                       -----------    -----------    -----------
     Total loans                        25,367,321     24,442,278     24,347,070
Less allowance for loan losses            (357,456)      (341,344)      (342,914)
                                       -----------    -----------    -----------
     Net loans                          25,009,865     24,100,934     24,004,156
Premises and equipment                     425,836        455,002        456,424
Customers' liability on acceptances
  outstanding                               60,150         21,135         34,336
Accrued income and other assets          1,108,300      1,255,522      1,029,076
                                       -----------    -----------    -----------
     TOTAL ASSETS                      $34,341,746    $35,469,874    $35,348,526
                                       ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits (noninterest-
  bearing)                             $ 6,103,117    $ 5,579,536    $ 5,180,358
Interest-bearing deposits               15,231,254     15,461,213     15,098,517
Deposits in foreign offices                528,678      2,126,466      1,732,254
                                       -----------    -----------    -----------
     Total deposits                     21,863,049     23,167,215     22,011,129
Federal funds purchased and
  securities sold under
  agreements to repurchase                 599,683      3,206,612        763,882
Other borrowed funds                     4,362,090      1,467,550      4,665,515
Acceptances outstanding                     60,150         21,135         34,336
Accrued expenses and other
  liabilities                              365,855        355,219        372,102
Medium- and long-term debt               4,491,981      4,644,416      4,948,576
                                       -----------    -----------    -----------
     Total liabilities                  31,742,808     32,862,147     32,795,540
Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
    9/30/96                                250,000              -              -
Common stock - $5 par value:
  Authorized - 250,000,000 shares
  Issued-107,402,840 shares at
    9/30/96, 115,094,531 shares at
    12/31/95 and 115,094,531 shares
    at 9/30/96                             537,014        575,473        575,473
Capital surplus                             10,091        408,644        414,672
Unrealized gains and losses on
  investment securities available
  for sale                                 (42,597)        (4,141)         2,719
Retained earnings                        1,884,430      1,640,980      1,574,639
Less cost of common stock in
  treasury-490,704 shares at 12/31/95
  and 538,453 shares at 9/30/95                  -        (13,229)       (14,517)
                                       -----------    -----------    -----------
     Total shareholders' equity          2,598,938      2,607,727      2,552,986
                                       -----------    -----------    -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY            $34,341,746    $35,469,874    $35,348,526
                                       ===========    ===========    ===========
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
                                            Three Months Ended          Six Months Ended
                                               September 30               September 30
                                           --------------------     ------------------------
(In thousands, except per share data)          1996        1995           1996          1995
                                           --------    --------     ----------    ----------
INTEREST INCOME
Interest and fees on loans                 $540,097    $532,490     $1,617,898    $1,550,093
Interest on investment securities:
  Taxable                                    86,212     115,225        287,833       353,639
  Exempt from federal income tax              3,871       6,390         14,254        20,214
                                           --------    --------     ----------    ----------
       Total interest on investment
         securities                          90,083     121,615        302,087       373,853

Trading account interest                         35          15            156           169
Interest on federal funds sold and
  securities purchased under agreements
  to resell                                   1,165       3,405          4,312         6,041
Interest on time deposits with banks            988       1,099          1,432         7,550
Interest on loans held for sale               1,053       3,054          4,158         5,586
                                           --------    --------     ----------    ----------
       Total interest income                633,421     661,678      1,930,043     1,943,292

INTEREST EXPENSE
Interest on deposits                        167,561     183,958        520,378       538,194
Interest on short-term borrowings:
  Federal funds purchased and securities
     sold under agreements to repurchase     20,617      35,876         77,670       117,928
  Other borrowed funds                       27,511      41,301         84,812       112,050
Interest on medium- and long-term debt       76,919      76,607        224,240       211,133
Net interest rate swap (income)/expense     (12,454)        612        (36,074)        5,126
                                           --------    --------     ----------    ----------
       Total interest expense               280,154     338,354        871,026       984,431
                                           --------    --------     ----------    ----------
       Net interest income                  353,267     323,324      1,059,017       958,861
Provision for loan losses                    28,500      26,000         82,000        53,500
                                           --------    --------     ----------    ----------
       Net interest income after
         provision for loan losses          324,767     297,324        977,017       905,361

NONINTEREST INCOME
Income from fiduciary activities             32,494      31,129         99,388        93,863
Service charges on deposit accounts          34,621      33,150        105,361        97,138
Customhouse broker fees                           -       8,789         10,764        27,137
Revolving credit fees                         5,293       9,974         16,735        26,228
Securities gains/(losses)                      (276)        516          3,394           788
Other noninterest income                     44,196      40,831        138,904       113,006
                                           --------    --------     ----------    ----------
       Total noninterest income             116,328     124,389        374,546       358,160

NONINTEREST EXPENSES
Salaries and employee benefits              135,055     142,507        424,015       420,374
Net occupancy expense                        23,817      24,649         76,390        73,306
Equipment expense                            16,508      16,787         51,344        50,670
FDIC insurance expense                        6,179        (500)         7,444        21,418
Telecommunications expense                    6,376       7,230         21,433        22,027
Other noninterest expenses                   65,700      70,498        222,180       210,174
                                           --------    --------     ----------    ----------
       Total noninterest expenses           253,635     261,171        802,806       797,969
                                           --------    --------     ----------    ----------
Income before income taxes                  187,460     160,542        548,757       465,552
Provision for income taxes                   65,942      55,240        192,412       158,696
                                           --------    --------     ----------    ----------
NET INCOME                                 $121,518    $105,302     $  356,345    $  306,856
                                           ========    ========     ==========    ==========
Net income applicable to common stock      $116,768    $105,302     $  351,595    $  306,856
                                           ========    ========     ==========    ==========
Net income per share                          $1.04       $0.91          $3.02         $2.62
Average common and common
  equivalent shares                         112,538     115,993        116,563       117,199

Cash dividends declared on common stock     $41,951     $40,089       $128,278      $118,237
Dividends per common share                    $0.39       $0.35          $1.13         $1.02

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries
               Nonredeem-
                 able                           Unrealized                         Total
               Preferred  Common     Capital    Gains/      Retained    Treasury   Shareholders'
(in thousands) Stock      Stock      Surplus    (Losses)    Earnings    Stock      Equity
               ---------  ---------  ---------  ----------  ----------  ---------  -------------
BALANCES AT
 JANUARY 1,
  1995         $      -   $596,473   $ 525,052  $ (55,039)  $1,390,405  $ (65,111) $2,391,780
Net income for
  1995                -          -           -          -      306,856          -     306,856
Cash dividends
 declared             -          -           -          -     (118,237)         -    (118,237)
Purchase of
 1,405,500
 shares               -          -           -          -            -    (38,725)    (38,725)
Purchase and
 retirement
 of 4,200,000
 shares               -    (21,000)   (112,691)         -            -          -    (133,691)
Issuance of
 shares:
 Employee stock
  plans               -          -         191          -       (4,385)    13,669       9,475
 Acquisitions         -          -       1,450          -            -     75,650      77,100
Amortization of
 deferred
 compensation         -          -         670          -            -          -         670
Change in
 unrealized
 gains/(losses)
 on investment
 securities
 available for
 sale                 -          -           -     57,758            -          -      57,758
               --------   --------   ---------   --------   ----------  ---------  ----------
BALANCES AT
 SEPT. 30,
 1995          $      -   $575,473   $ 414,672   $  2,719   $1,574,639  $ (14,517) $2,552,986
               ========   ========   =========   ========   ==========  =========  ==========
BALANCES AT
 JANUARY 1,
 1996          $      -   $575,473   $ 408,644   $ (4,141)  $1,640,980  $ (13,229) $2,607,727
Net income for
 1996                 -          -           -          -      356,345          -     356,345
Issuance of
 preferred
 stock          250,000          -      (3,214)         -            -          -     246,786
Cash dividends
 declared on
 preferred
 stock                -          -           -          -       (4,750)         -      (4,750)
Cash dividends
 declared
 on common
 stock                -          -           -          -     (128,278)         -    (128,278)
Purchase and
 retirement
 of 11,896,496
 shares of
 common stock         -    (59,483)   (501,847)         -            -    (36,324)   (597,654)
Issuance of
 common stock
 for:
  Employee
   stock plans        -         24       7,349          -      (20,075)    40,295      27,593
  Acquisitions        -     21,000      98,472          -          208      9,258     128,938
Amortization of
 deferred
 compensation         -          -         687          -            -          -         687
Change in
 unrealized
 gains/(losses)
 on investment
 securities
 available for
 sale                 -          -           -    (38,456)           -          -     (38,456)
               --------   --------   ---------   --------   ---------- ----------  ----------
BALANCES AT
 SEPT. 30,
 1996          $250,000   $537,014   $  10,091  $ (42,597)  $1,844,430 $        -  $2,598,938
               ========   ========   =========  =========   ========== ==========  ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries
                                                        Nine Months Ended
                                                           September 30
                                                   ---------------------------
(in thousands)                                             1996           1995
                                                   ------------   ------------
OPERATING ACTIVITIES:
  Net income                                       $    356,345   $    306,856
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                          82,000         53,500
      Depreciation                                       49,741         47,355
      Net (increase) decrease in trading
        account securities                                6,476           (451)
      Net (increase) decrease in loans held
        for sale                                        465,750        (47,194)
      Net (increase) decrease in accrued
        income receivable                                 1,764        (30,830)
      Net increase (decrease) in accrued expenses       (58,202)       111,488
      Net amortization of intangibles                    23,399         21,519
      Funding for employee benefit plans                (25,000)      (125,000)
      Other, net                                        232,537        (25,607)
                                                   ------------   ------------
         Total adjustments                              778,465          4,780
                                                   ------------   ------------
           Net cash provided by operating
             activities                               1,134,810        311,636
INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits
    with banks                                            5,930        326,431
  Net increase in federal funds sold
    and securities purchased under agreements
    to resell                                          (626,202)      (651,900)
  Proceeds from sale of investment securities
    available for sale                                1,100,180         39,342
  Proceeds from maturity of investment
    securities available for sale                     1,029,425        308,979
  Purchases of investment securities
    available for sale                                 (444,454)       (31,434)
  Proceeds from maturity of investment
    securities held to maturity                               -        579,776
  Purchases of investment securities
    held to maturity                                          -       (164,828)
  Net increase in loans (other
    than purchased loans)                            (1,038,893)    (1,904,378)
  Purchase of loans                                     (29,433)       (44,110)
  Fixed assets, net                                     (47,176)       (49,166)
  Net increase in customers'
    liability on acceptances outstanding                (39,389)          (704)
  Net cash provided by acquisitions/sales               200,459         28,835
                                                   ------------   ------------
           Net cash provided by (used in)
             investing activities                       110,447     (1,563,157)
FINANCING ACTIVITIES:
  Net decrease in deposits                           (1,329,983)      (839,927)
  Net increase in short-term borrowings                 343,526      1,223,989
  Net increase in acceptances
    outstanding                                          39,389            704
  Proceeds from issuance of medium- and
    long-term debt                                    1,851,000      2,460,000
  Repayments and purchases of medium- and
    long-term debt                                   (1,903,438)    (1,614,011)
  Proceeds from issuance of preferred stock             246,786              -
  Proceeds from issuance of common stock
    and other capital transactions                       28,280         10,145
  Purchase of common stock for treasury
    and retirement                                     (597,654)      (172,416)
  Dividends paid                                       (126,503)      (115,756)
                                                   ------------   ------------
           Net cash provided by (used in)
             financing activities                    (1,448,597)       952,728
                                                   ------------   ------------
Net decrease in cash and due from banks                (203,340)      (298,793)
Cash and due from banks at beginning of year          2,028,375      1,822,313
                                                   ------------   ------------
Cash and due from banks at end of period           $  1,825,035   $  1,523,520
                                                   ============   ============
Interest paid                                      $    910,053   $    926,747
                                                   ============   ============
Income taxes paid                                  $    182,483   $    130,629
                                                   ============   ============
Noncash investing and financing activities:
  Loan transfers to other real estate              $      9,152   $     15,249
                                                   ============   ============
  Stock issued for acquisitions                    $    128,938   $     77,100
                                                   ============   ============



Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Comerica Incorporated and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.


Note 2 - Investment Securities

      At September 30, 1996 investment securities having a carrying value of $3.8 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $43 million.


Note 3 - Allowance for Loan Losses

      The following analyzes the changes in the allowance for loan losses included in the consolidated balance sheets:

(in thousands)                           1996              1995
                                    ---------         ---------
Balance at January 1                $ 341,344         $ 326,195
Allowance acquired (sold), net         (3,630)            3,260
Loans charged off                     (90,654)          (73,831)
Recoveries on loans previously
  charged off                          28,396            33,790
                                    ---------         ---------
  Net loans charged off               (62,258)          (40,041)
Provision for loan losses              82,000            53,500
                                    ---------         ---------
Balance at September 30             $ 357,456         $ 342,914
                                    =========         =========

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 3 - Allowance for Loan Losses - (Continued)

      Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $102 million and $120 million for the quarter and nine months ended September 30, 1996, respectively. Approximately $45 million, of the $93 million in total period-end impaired loans, required an allowance for loan losses of $9 million in accordance with SFAS No. 114. The remaining impaired loan balance represents loans for which the fair value exceeded the recorded investment in the loan.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 4 - Medium- and Long-term Debt

      Medium- and long-term debt consisted of the following at September 30, 1996 and December 31, 1995:

(in thousands)                      Sept. 30, 1996     December 31, 1995
                                    --------------     -----------------
Parent Company
9.75% subordinated notes
  due 1999                          $   74,759         $   74,692
10.125% subordinated debentures
  due 1998                              74,861             74,800
7.25% subordinated notes due
  2007                                 148,584            148,584
                                    ----------         ----------
      Total parent company             298,204            298,076

Subsidiaries
Subordinated notes:
7.875% subordinated notes due
  2026                                 146,878                  -
8.375% subordinated notes due
  2024                                 147,840            147,782
7.25% subordinated notes due
  2002                                 149,049            148,931
6.875% subordinated notes due
  2008                                  99,124             99,066
7.125% subordinated notes due
  2013                                 148,084            148,000
                                    ----------         ----------
      Total subordinated notes         690,975            543,779

Medium-term notes:
Floating rate based on Treasury
  bill indices                         649,898          1,099,701
Floating rate based on Prime
  indices                                    -            550,000
Floating rate based on LIBOR
  indices                            1,448,960            624,937
Fixed rate notes with interest
  rates ranging from 5.50%
  to 6.875%                          1,398,845          1,523,433
                                    ----------         ----------
      Total medium-term notes        3,497,703          3,798,071

Notes payable maturing on dates
  ranging from 1996 through 2015         5,099              4,490
                                    ----------         ----------
      Total subsidiaries             4,193,777          4,346,340
                                    ----------         ----------
      Total medium- and long-term
        debt                        $4,491,981         $4,644,416
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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts

                                September 30, 1996              December 31, 1995
                          ------------------------------  ------------------------------
                          Notional/                       Notional/
                          Contract    Unrealized   Fair   Contract    Unrealized   Fair
                          Amount    Gains  Losses  Value  Amount    Gains  Losses  Value
(in millions)             (1)       (2)            (3)    (1)       (2)            (3)
                          ------------------------------- ------------------------------
Risk Management
Interest rate contracts
   Swaps (4)              $ 8,549  $ 28   $(169)  $(141)  $5,925    $ 88   $(20)   $ 68
   Options, caps and
     floors purchased          56     -       -       -       40      19    (21)     (2)
   Caps written               152     -       -       -      154       -      -       -
Foreign exchange
contracts
   Spot and forwards          487     5      (2)      3      229       2     (1)      1
   Swaps                       35     -      (2)     (2)      50       8      -       8
                          -------  ----   -----   -----   ------    ----   ----    ----
   Total risk management    9,279    33    (173)   (140)   6,398     117    (42)     75

Customer Initiated and
Other
Interest rate contracts
   Caps written               449     -       -       -      360       -      -       -
   Floors purchased             2     -       -       -        -       -      -       -
   Swaps                       30     6      (6)      -        3       -      -       -
Foreign exchange
contracts
   Spot, forward, futures
     and options              803     9      (7)      2      320       5     (5)      -
                          -------  ----   -----   -----   ------    ----   -----   ----
   Total customer
     initiated and other    1,284    15     (13)      2      683       5     (5)      -
                          -------  ----   -----   -----   ------    ----   -----   ----
   Total derivatives and
     foreign exchange
     contracts            $10,563  $ 48   $(186)  $(138)  $7,081    $122   $(47)   $ 75
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

(4)  Includes index amortizing swaps with a notional amount of $5,259 million and $3,688 million at September 30, 1996 and December 31, 1995, respectively.  These swaps had net unrealized loss of $107 million at September 30, 1996 versus a net unrealized gain of $4 million at December 31, 1995.  As of September 30, 1996 index amortizing swaps had an average expected life of approximately 2.83 years with a stated maturity that averaged 4.75 years.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts
(Continued)
Risk Management
---------------

      Interest rate risk arises in the normal course of business to the extent there is a difference between the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. This gap in the balance sheet structure reflects the sensitivity of the Corporation's net interest income to a change in interest rates. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs on-balance sheet instruments such as investment securities, as well as off-balance sheet derivative financial instruments and foreign exchange contracts to manage exposure to these and other risks, including liquidity risk.
      As an end-user, the Corporation mainly accesses the interest rate markets to obtain off-balance sheet derivatives instruments for use principally in connection with asset and liability management activities. Interest rate swaps are predominantly utilized with the objective of managing the sensitivity of net interest income to interest rate fluctuations. To accomplish this objective, interest rate swaps are primarily used to modify the interest rate characteristics of certain assets and liabilities (for example, from a floating rate to a fixed rate, a fixed rate to a floating rate, or from one floating rate index to another). This strategy achieves an optimal match between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk.
      The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of September 30, 1996. The swaps are grouped by the assets or liabilities to which they have been designated.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts
(Continued)
      Various other types of off-balance sheet financial instruments may also be used to manage interest rate and foreign currency risks associated with specific assets or liabilities, including interest rate caps and floors, forward and futures interest and foreign exchange rate contracts, and foreign exchange rate swaps, which are reflected in the table above. At September 30, 1996 and December 31, 1995, the notional amounts of commitments to purchase securities totaled $2 million and $16 million, respectively; the notional amounts of commitments to sell securities totaled $3 million and $14 million, respectively; and the notional amounts of commitments to sell mortgage loans totaled $32 million and $147 million, respectively. These commitments, which are similar in nature to forward contracts, are not reflected in the above table due to the immaterial impact they have on the financial statements.


Customer Initiated and Other
-----------------------------

      The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts and interest rate caps,
at the request of customers.   Market risk arising from customer initiated
foreign exchange contracts is significantly minimized by entering into offsetting transactions. Average fair values and income from customer initiated and other foreign exchange contracts were not material for the nine-month period ended September 30, 1996 and for the year ended December 31, 1995.
      Customer initiated interest rate caps generally are not offset by other on- or off-balance sheet financial instruments; however, authority limits have been established for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not significant for the nine-month period ended September 30, 1996 and for the year ended December 31, 1995.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries



Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts

(Continued)

      Available credit lines on fixed rate credit card and check product accounts, which expose the Corporation to the risk of a reduction in net interest income as rates increase, totaled approximately $1.9 billion at September 30, 1996 and $2.0 billion at December 31, 1995. Market risk exposure arising from these revolving credit commitments is very limited, however, since it is unlikely that a significant number of customers with these accounts will simultaneously borrow up to their maximum available credit lines.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts
(Continued)

-----------------------------------------------------------------------------------------
Remaining Expected Maturity of Risk Management Interest Rate Swaps:
                                                                  2001-          Dec. 31,
(dollar amounts in millions)    1996   1997    1998  1999   2000  2014   Total       1994
 -----------------------------------------------------------------------------------------
Variable rate asset
designation:
  Receive fixed swaps
    Generic                     $    - $    -  $  -  $    - $   - $    - $    -  $   50
    Amortizing                       4     84   100       -     -      -    188     200
    Index Amortizing               237  1,473   875   1,090   673    870  5,218   3,688

    Weighted average: (1)
      Receive rate                6.34%  5.64% 6.25%   6.39% 6.16%  6.39%  6.12%   6.02%
      Pay rate                    5.56%  5.58% 5.57%   5.54% 5.55%  5.54%  5.56%   5.84%

  Floating/Floating swaps       $    - $    -  $  -  $   25  $  - $    - $   25  $    -

    Weighted average: (3)
      Receive rate                   -%     -%    -%   5.80%    -%     -%  5.80%      -%
      Pay rate                       -%     -%    -%  49.57%    -%     -% 49.57%      -%

Fixed rate asset designation:
    Pay fixed swaps
      Generic                   $   25 $    -  $  -  $    2  $  - $    - $   27  $   37
      Index Amortizing               1     24     3       3    10      -     41       -

      Weighted average: (1)
        Receive rate              5.55%  5.61% 5.50%   5.62% 5.50%     -%  5.57%   5.76%
        Pay rate                  6.31%  5.07% 5.34%   6.70% 5.34%     -%  5.72%   7.14%

Medium- and long-term debt
designation:
  Generic receive fixed swaps   $  100 $1,300  $  -  $    -  $200 $  850 $2,450  $1,375

    Weighted average: (1)
      Receive rate                5.65%  5.82%    -%      -% 6.91%  7.78%  6.58%   7.01%
      Pay rate                    5.47%  5.45%    -       -% 5.56%  5.74%  5.56%   5.80%

  Generic pay fixed swaps       $   25 $    -  $  -  $    -  $  - $    - $   25  $   25

    Weighted average: (1)
      Receive rate                5.81%     -%    -%      -%    -%     -%  5.81%   5.70%
      Pay rate                    8.28%     -%    -%      -%    -%     -%  8.28%   8.28%

  Floating/Floating swaps       $  175 $  400  $  -  $    -  $  - $    - $  575  $  550

    Weighted average: (2)
      Receive rate                5.63%  5.32%    -%      -%    -%     -%  5.41%   5.76%
      Pay rate                    5.50%  5.45%    -%      -%    -%     -%  5.46%   5.75%

Total notional amount           $  567 $3,281  $978  $1,120  $883 $1,720 $8,549  $5,925
-----------------------------------------------------------------------------------------
(1)  Variable rates are based on LIBOR rates paid or received at September 30, 1996.
(2)  Variable rates paid are based on LIBOR at September 30, 1996, while variable rates received are based on prime or LIBOR
(3)  Variable rates paid are based on LIBOR at September 30, 1996, while variable rates received represent returns on a principal only total return swap.
-----------------------------------------------------------------------------------------

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

                                                           Customer Initiated
                                    Risk Management            and Other
                                 ---------------------   ---------------------
                                 Interest    Foreign     Interest    Foreign
                                 Rate        Exchange    Rate        Exchange
(in millions)                    Contracts   Contracts   Contracts   Contracts
                                 ---------------------   ---------------------
Balances at December 31, 1995    $ 6,119     $   279     $ 363       $    320

Additions                          4,020       3,357       234         28,191
Maturities/amortizations          (1,382)     (3,114)     (116)       (27,708)
Terminations                           -           -         -              -
                                 -------     -------     -----       --------
Balances at September 30, 1996   $ 8,757     $   522     $ 481       $    803
                                 =======     =======     =====       ========



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

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         -----------------------

Results of Operations
---------------------

      Net income for the quarter ended September 30, 1996 was $122 million, up $17 million, or 15 percent, from $105 million reported for the third quarter of 1995. Net income per share increased 14 percent to $1.04 from $0.91 a year ago. Return on average common shareholders' equity was
19.05 percent and return on average assets was 1.45 percent, compared to
16.81 percent and 1.22 percent, respectively, for the comparable quarter last year.
      Net income for the first nine months of 1996 was $356 million or $3.02 per share, compared to $307 million or $2.62 for the same period in 1995. Return on common equity was 17.99 percent and return on assets was
1.38 percent, compared to 16.45 percent and 1.20 percent, respectively, for the first nine months of 1995.


Acquisitions
------------

      In January 1996, the corporation completed the acquisition of Metrobank, headquartered in Los Angeles, California, for $125 million of common stock, in a transaction accounted for as a purchase. Metrobank contributed total assets of $1.2 billion, loans of $700 million and deposits of $1 billion, as well as nonperforming assets of $18 million. Metrobank's results of operations are reflected in the consolidated statement of income for the nine months ended September 30, 1996.


Net Interest Income
-------------------

      The Rate-Volume Analyses in Table I details the components of the change in net interest income (FTE) for the quarter ended September 30, 1996. On a fully taxable equivalent (FTE) basis, net interest income was $357 million for the three months ended September 30, 1996, an increase of $28 million, or 9 percent, over the amount reported for the comparable quarter in 1995. The improvement was primarily the result of loan growth and an increase in the net interest rate margin.
      Excluding the sale of the Corporation's Illinois subsidiary, average total loans for the third quarter of 1996 increased $1.8 billion, or 7 percent, over the third quarter of 1995, driven primarily by growth in the commercial and commercial mortgage portfolios. This growth in loans, along with a decline in lower return investment securities, created a favorable shift in the mix of earning assets. This shift was the primary factor in the rise in net interest margin. The net interest margin for the three months ended September 30, 1996, was 4.62 percent, an increase of 52 basis points from 4.10 percent for the third quarter of 1995.
      Table II provides an analysis of net interest income for the first nine months of 1996. On an FTE basis, net interest income for the nine months ended September 30, 1996 was $1,071 million compared to $976 million for the same period in 1995. Average total loans increased $2.0 billion for the first nine months of 1996 compared to the first nine months of 1995. The net interest margin for the nine months ended September 30, 1996 was 4.52 percent compared to 4.14 percent for the same period in 1995.
      Net income generated by the risk management interest rate swap portfolio resulted in a contribution of 16 basis points to the net interest margin in the third quarter of 1996, compared to a 1 basis-point reduction in the year-earlier quarter. The contribution for the first nine months of 1996 was 15 basis points compared to a 2 basis point reduction in 1995. Interest rate swaps permit management to control the sensitivity of net interest income to fluctuations in interest rates in a manner similar to on-balance sheet investment securities but without significant impact to capital or liquidity. These instruments are designated against certain assets and liabilities, therefore, their impact on net interest income is generally offset by and should be considered in relation to the level of net interest income generated by the related on-balance sheet assets and liabilities.

      In addition to using interest rate swaps and other off-balance sheet instruments to control the Corporation's exposure to interest rate risk, management attempts to monitor the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At September 30, 1996, the Corporation was in a neutral asset/liability position (on an elasticity adjusted basis). The earnings simulation analysis performed at the end of the quarter covers the calendar year 1997 and reflects changes to both interest rates and loan, investment and deposit volumes. For 1997, forecasted net interest income could decline $34 million, or less than 3 percent, for a 200 basis point rise in short-term interest rates. Given a 200 basis point decline in short-term interest rates, forecasted net interest income could decline $32 million, or less than 3 percent, due principally to an anticipated weaker economy and lower loan volumes.
These results are within established corporate policy guidelines. The preceding forward-looking statements are based on current expectations, but there are numerous factors that could cause variances in these projections as economic, industry and competitive conditions change.


Provision for Loan Losses
-------------------------

      The provision for loan losses for the third quarter of 1996 was $29 million, up $3 million from the third quarter of 1995. The provision for the first nine months of 1996 was $82 million compared to $54 million for the same period in 1995. The provision is predicated upon maintaining an adequate allowance for loan losses, which is discussed in the section entitled "Financial Condition."


Noninterest Income
------------------

      Noninterest income was $116 million for the three months ended September 30, 1996, a decrease of $8 million, or 6 percent, over the same period in 1995. For the first nine months of 1996, noninterest income rose $16 million, or 5 percent, over the same period in 1995. Fiduciary income, service charges and other noninterest income increased for both the three and nine months ended September 30, 1996. Included in other noninterest income for the third quarter of 1996 is a $6 million pre-tax gain on the sale of the Corporation's Illinois subsidiary. Customhouse broker and revolving credit fees decreased during these periods due to sales and joint ventures, respectively, of those businesses.


Noninterest Expenses
--------------------

      Noninterest expenses decreased 3 percent, or $8 million, to $254 million for the three months ended September 30, 1996. This total includes a one-time pre-tax assessment of $5 million related to the recapitalization of the Savings Association Insurance Fund (SAIF). After adjusting for the effects of acquisitions, divestitures, and the aforementioned charge, noninterest expenses decreased 2 percent compared to the third quarter of 1995.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Three Months Ended
                                 -------------------------------------------------------------
                                       September 30, 1996              September 30, 1995
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $25,178       $542      8.56%   $23,984       $534      8.86%
Investment securities              5,335         92      6.77      7,534        125      6.63
Other earning assets                 206          3      6.33        451          8      6.67
----------------------------------------------------------------------------------------------
   Total earning assets           30,719        637      8.23     31,969        667      8.30

Interest-bearing deposits         16,292        168      4.09     16,926        184      4.31
Short-term borrowings              3,621         48      5.29      5,280         77      5.80
Medium- and long-term debt         4,916         77      6.23      4,779         77      6.37
Net interest rate swap (income)/
  expense (1)                          -        (13)        -          -          -         -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $24,829        280      4.49    $26,985        338      4.98
                                               --------------                  ---------------
Net interest income/
  Rate spread (FTE)                            $357      3.74                  $329      3.32
                                               ====                            ====

FTE adjustments                                $  3                            $  5
                                               ====                            ====
Impact of net noninterest-bearing
  sources of funds                                       0.88                            0.78
----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.62%                           4.10%
==============================================================================================
(1)  After allocation of the income or expense generated by interest rate swaps for the three months ended September 30, 1996, to the related assets and liabilities, the average yield on total loans was 8.68 percent as of September 30, 1996, compared to 8.85 percent a year ago.  The average cost of funds for medium- and long-term debt was 5.78 percent as of September 30, 1996, compared to 6.14 percent a year earlier.
                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                         $(18)      $ 26       $  8
Investment securities                            2        (35)       (33)
Other earning assets                             -         (5)        (5)
                                             ------------------------------
   Total earning assets                        (16)       (14)       (30)

Interest-bearing deposits                       (7)        (9)       (16)
Short-term borrowings                           (7)       (22)       (29)
Medium- and long-term debt                      (2)         2          -
Net interest rate swap
  (income)/expense                             (13)         -        (13)
                                             ------------------------------
   Total interest-bearing sources              (29)       (29)       (58)
                                             ------------------------------

Net interest income/Rate spread (FTE)        $  13       $ 15      $  28
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.
/TABLE

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Nine Months Ended
                                 -------------------------------------------------------------
                                       September 30, 1996              September 30, 1995
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $25,304     $1,622      8.56%   $23,291     $1,556      8.93%
Investment securities              6,058        310      6.76      7,721        385      6.62
Other earning assets                 219         10      6.19        389         19      6.67
----------------------------------------------------------------------------------------------
   Total earning assets           31,581      1,942      8.19     31,401      1,960      8.33

Interest-bearing deposits         16,865        520      4.12     16,875        538      4.26
Short-term borrowings              4,064        163      5.34      5,200        230      5.91
Medium- and long-term debt         4,837        224      6.19      4,393        211      6.42
Net interest rate swap
  (income)/expense (1)                 -        (36)        -          -          5         -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $25,766        871      4.52    $26,468        984      4.97
                                             -----------------               ------------------
Net interest income/
  Rate spread (FTE)                          $l,071      3.67                $  976      3.36
                                             ======                          ======

FTE adjustment                               $   12                          $   17
                                             ======                          ======
Impact of net noninterest-bearing
  sources of funds                                       0.85                            0.78
----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.52%                           4.14%
==============================================================================================
(1)  After allocation of the income or expense generated by interest rate swaps for the nine months ended September 30, 1996, to the related assets and liabilities, the average yield on total loans was 8.67 percent as of September 30, 1996, compared to 8.83 percent a year ago.
The average cost of funds for medium- and long-term debt was 5.69 percent as of September 30,
1996, compared to 6.16 percent a year earlier.

                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                         $(61)      $127       $ 66
Investment securities                            8        (83)       (75)
Other earning assets                            (2)        (7)        (9)
                                             ------------------------------
   Total earning assets                        (55)        37        (18)

Interest-bearing deposits                      (13)        (5)       (18)
Short-term borrowings                          (22)       (45)       (67)
Medium- and long-term debt                      (7)        20         13
Net interest rate swap
  (income)/expense                             (41)         -        (41)
                                             ------------------------------
   Total interest-bearing sources              (83)       (30)      (113)
                                             ------------------------------

Net interest income/Rate spread (FTE)        $  28       $ 67       $ 95
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.

/TABLE

      Excluding the effects of acquisitions, divestitures, and nonrecurring items, noninterest expense for the first nine months of 1996 remained relatively unchanged compared to the same period in 1995.


Provision for Income Taxes
--------------------------

      The provision for income taxes for the third quarter of 1996 totaled $66 million, an increase of 19 percent compared to $55 million reported for the same period a year ago. The effective tax rate increased to 35 percent for the third quarter of 1996 from 34 percent for the third quarter of 1995, as a result of lower tax-exempt income.


Financial Condition
-------------------

      Total assets were $34.3 billion at September 30, 1996, compared with $35.5 billion at December 31, 1995. The sale of the Corporation's Illinois subsidiary during the third quarter of this year reduced total assets by $1.3 billion, loans by $765 million and deposits by $986 million. Excluding the Illinois sale, loan growth in 1996 has been concentrated in the commercial and commercial mortgage loan categories, which rose $1.2 billion, or 10 percent, and $334 million, or 10 percent, respectively, since December 31, 1995. Loan growth has been partially funded by the sale of $1.1 billion of investment securities during the year.
      Total liabilities fell $1.1 billion, or 3 percent, to $31.7 billion since December 31, 1995, primarily due to the Illinois sale. The overall decline in liabilities was net of a $524 million increase in demand deposits, reflecting the Metrobank acquisition.


Allowance for Loan Losses and Nonperforming Assets
--------------------------------------------------

      Management determines the adequacy of the allowance for loan losses by applying projected loss ratios to the risk-ratings of loans, both individually and by category. The projected loss ratios incorporate such factors as recent loan loss experience, current economic conditions and trends, geographic dispersion of borrowers, trends in past due and nonaccrual amounts, risk characteristics of various categories and concentrations of loans, and transfer risks.
      At September 30, 1996, the allowance for loan losses was $357 million, an increase of $16 million, or 5 percent, since December 31, 1995. The allowance as a percentage of total loans increased slightly to
1.41 percent, compared to 1.40 percent at December 31, 1995. As a percentage of total nonperforming assets, the allowance increased from 209 percent at year-end 1995 to 274 percent at September 30, 1996.
      Net charge-offs for the third quarter of 1996 were $22 million, or
0.34 percent of average total loans, compared with $21 million, or 0.35 percent, for the year-earlier quarter. An analysis of the allowance for loan losses is presented in the notes to the consolidated financial statements.
      Nonperforming assets have declined significantly since December 31, 1995, and were categorized as follows:

                                  September 30,        December 31,
(in thousands)                            1996                1995
                                 -------------        ------------
Nonaccrual loans:
  Commercial                     $      64,615        $     87,195
  Real estate construction               4,896               6,578
  Commercial mortgage                   19,984              31,123
  Residential mortgage                   4,521               5,507
                                 -------------        ------------
       Total nonaccrual loans           94,016             130,403
Reduced-rate loans                       7,555               3,244
                                 -------------        ------------
       Total nonperforming loans       101,571             133,647
Other real estate                       29,035              29,384
                                 -------------        ------------
  Total nonperforming assets     $     130,606        $    163,031
                                 =============        ============

Loans past due 90 days or more   $      50,084        $     57,134
                                 =============        ============

      Nonperforming assets as a percentage of total loans and other real estate at September 30, 1996 and December 31, 1995, were 0.51 percent and
0.67 percent, respectively.

Capital
-------

      Common shareholders' equity was down $220 million from December 31, 1995 to September 30, 1996, excluding the change in unrealized losses on investment securities available for sale. The decrease was due to the repurchase and retirement of 12 million shares of common stock under various corporate programs, offset by the retention of $223 million in earnings and the issuance of $125 million of common stock in connection with the acquisition of Metrobank in January 1996.
      During the second quarter, the Corporation issued 5 million shares of Fixed/Adjustable Rate Noncumulative Preferred Stock, Series E, with a stated value of $50 per share. Dividends are payable quarterly, at a rate of 6.84% per annum through July 1, 2001. Thereafter, the rate will be equal to .625% plus an effective rate, but not less than 7.34% nor greater than 13.34%. The effective rate will be equal to the highest of the Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Thirty Year Constant Maturity Rate (as defined in the prospectus). The Corporation, at its option, may redeem all or part of the outstanding shares on or after July 1, 2001.
      Capital ratios continue to comfortably exceed minimum regulatory requirements as follows:

                                         September 30,    December 31,
                                              1996            1995
                                         -------------    ------------
Leverage ratio (3.00 - minimum)               7.09%            6.87%
Tier 1 risk-based capital
  ratio (4.0 - minimum)                       7.34             7.63
Total risk-based capital
  ratio (8.0 - minimum)                      11.19            11.21


      At September 30, 1996, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of a "well capitalized" institution as defined in the final rule under FDICIA.

Other Matters
-------------

      On August 2, 1996, the Corporation sold its Illinois subsidiary, Comerica Bank-Illinois, for approximately $160 million in cash.
      On May 18, 1996, the Corporation sold the business and certain assets of John V. Carr & Son, Inc., the wholly owned customs brokerage and freight forwarding subsidiary of Comerica Bank.
      In March 1996, the Corporation formed a strategic alliance with National Data Corporation's subsidiary, National Data Payment Systems
(NDPS), to provide the Corporation's business customers with a comprehensive line of merchant credit card processing systems and services. The Corporation provides merchant contracts and multi-state marketing opportunities to the new joint venture, Comerica Merchant Alliance, while NDPS provides processing, settlement, authorization and marketing support.

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

PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     (11)  Statement re:  Computation of Earnings Per Share

(b)  Reports on Form 8-K

     The Corporation did not file any reports on Form 8-K during the three months ended September 30, 1996.

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




Date:  November 14, 1996