Form 10-K
period 1996-12-31
COMERICA INC /NEW/
filed 1997-03-31
CIK 28412

Securities and Exchange Commission
Washington, DC 20549

Form 10-K

Annual Report Pursuant
to Section 13 or 15(d) of
the Securities Exchange Act
of 1934.
For the fiscal year ended December 31, 1996.

Commission file number
1-10706

Comerica Incorporated
Comerica Tower at Detroit Center
500 Woodward Avenue,
Detroit, Michigan 48226
313-222-4000

Incorporated in the State
of Delaware, IRS Employer Identification No. 38-1998421.

Securities registered pursuant to Section 12(b) of the Act:

-   Common Stock, $5 par value

-   Rights to acquire Series D
    Preferred Stock, no par value

-   Preferred Stock Series E, $50.00 liquidation preference per share

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

At March 10, 1997, the registrant's common stock, $5 par value, held by nonaffiliates had an aggregate market value of $6,161,755,577 based on the closing price on the New York Stock Exchange on that date of $ 62.75 per share and 98,195,308 shares of common stock held by nonaffiliates. For purposes of this Form 10-K only, it has been assumed that all common shares held by the Trust Department of Comerica affiliated banks and by the registrant's directors and executive officers are held by affiliates.

At March 10, 1997, the registrant had outstanding 106,421,266 shares of its common stock, $5 par value.

DOCUMENTS INCORPORATED
BY REFERENCE:

1.  Parts I and II:
Items 1-8--Annual Report to Shareholders for the year ended December 31, 1996.

2.  Part III:
Items 10-13--Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 1997.

PART I

ITEM 1.  BUSINESS

GENERAL

Comerica Incorporated ("Comerica" or the "Corporation") is a registered bank holding company incorporated under the laws of the State of Delaware, headquartered in Detroit, Michigan. Based on assets as of December 31, 1996, it was the 25th largest bank holding company in the United

States and the largest bank holding company headquartered in Michigan in terms of both total assets and total deposits. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank (formerly Comerica Bank-Detroit), one of Michigan's oldest banks ("Comerica Bank"). Since that time, Comerica has acquired financial institutions in California, Texas and Florida. As of December 31, 1996, Comerica owned directly or indirectly all the outstanding common stock (except for directors' qualifying shares, where applicable) of six banking and thirty-seven non-banking subsidiaries. At December 31, 1996, Comerica had total assets of approximately $34.2 billion, total deposits of approximately $22.4 billion, total loans (net of unearned income) of approximately $26.2 billion and common shareholders' equity of approximately $2.4 billion.

BUSINESS STRATEGY

Comerica has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. The Business Bank is comprised of middle market lending, asset based lending, large corporate banking, international financial services and institutional trust. This line of business meets the needs of medium-size businesses, multinational corporations, and governmental entities by offering various products and services, including commercial loans and lines of credit, deposits, cash management, institutional trust, international trade finance, letters of credit and foreign exchange management services.

The Individual Bank includes consumer lending, consumer deposit gathering, mortgage loan origination and servicing, small business banking (annual sales under $5 million) and private banking. This line of business offers a variety of consumer products, including deposit accounts, direct and indirect installment loans, credit cards, home equity lines of credit and residential mortgage loans. In addition, a full range of financial services is provided to small business, area merchants and municipalities. Private lending and personal trust services are also provided to meet the personal financial needs of affluent individuals (as defined by individual net income or wealth).

The Investment Bank is responsible for the sales of mutual fund and annuity products, as well as life, disability and long-term care insurance products. This line of business also offers capital market products, manages loan syndications and provides investment management and advisory services, investment banking and discount securities brokerage services.

The core businesses are tailored to each of Comerica's four primary geographic markets: Michigan, Texas, California and Florida.

PHASE III OF DIRECTION 2000

In 1996, Comerica completed the final steps of Direction 2000, the strategic effort to prepare the organization for the new millennium. Following Comerica's 1995 organization of its business units into the Business, Individual and Investment Banks, and the subsequent alignment and consolidation of back-office areas, Comerica in 1996 identified which business lines it believed were best managed on a local basis and a national basis and realigned its support functions to optimally link them to business strategies and corporate objectives. In the third and final phase of this effort, Comerica employees systematically reviewed all functions of the organization. Their objectives were to determine first, if the work was absolutely necessary and second, if they were doing the work in the most efficient way possible. Comerica's goal was to improve customer service, increase efficiency, enhance revenue and position it to achieve its financial objectives. Comerica employees identified myriad ways to serve customers better, including simplifying the referral and delivery of its services, empowering colleagues with additional authority and reducing their clerical responsibility. In addition to reducing overhead costs and enhancing revenues, the results of Phase III are expected to support future investments in growth businesses, geographic expansion, marketing, technology and talent.
Phase III of Direction 2000 which, when fully implemented by the first half of 1998, may reduce overhead costs and increase revenues on an annualized basis by $110 million. However, several outside factors such as an economic downturn, significant changes in monetary or governmental policies or dramatic changes in interest rates could cause the actual results to differ materially from these projections.

SHAREHOLDER VALUE

In 1996, as part of Comerica's capital management program, Comerica directors authorized the purchase of up to 15 million shares of Comerica common stock. At December 31, 1996, 8.6 million shares had been repurchased under this program, reflecting its commitment to optimize its capital position and focus on shareholder value. The share repurchase activity is beneficial to shareholders who sell their shares by providing additional liquidity to the marketplace and allowing for the efficient redistribution of ownership. For shareholders who remain, the repurchase activity leverages ownership through a smaller base of common shares over which earnings are spread. In 1996 Comerica also issued preferred stock, a strategy which, when coupled with the common stock repurchase plan, further enhanced the returns available to common shareholders.

ACQUISITIONS

Comerica acquired Metrobank, a California bank with assets of approximately $1.1 billion, on January 16, 1996, through the merger of Metrobank into Comerica Holdings Incorporated

("Holdings"), a California corporation and wholly-owned subsidiary of Comerica, with Metrobank being the surviving corporation, operating as a wholly-owned subsidiary of Comerica under the charter and by-laws of Metrobank with the name "Metrobank." The acquisition was accounted for as a purchase and the shareholders of Metrobank received common stock of Comerica valued at about $125 million in exchange for their interests in Metrobank. To complete the acquisition, Comerica merged Metrobank into Comerica Bank-California, effective November 1, 1996, with Comerica Bank-California surviving.

Comerica completed several other non-bank acquisitions in 1996 to enhance its ability to compete in its developing markets. On April 10, 1996, Comerica Bank acquired Fairlane Associates, Inc., a Michigan corporation and insurance agency whose product line includes property and casualty insurance. This acquisition expanded Comerica's ability to provide insurance products to its customers.

On October 17, 1996, acting through its partnership interest in Munder Capital Management ("Munder"), Comerica broadened its global capabilities when Munder purchased a 49% interest in London based Framlington Group plc. Framlington offers a wide range of international mutual funds and enhanced Munder's penetration in this market and enabled Munder to offer additional products to its customers.

On November 15, 1996, Comerica acquired a 36% interest in B. Motor Acceptance Corp., which was formed to offer subprime indirect automobile lending.

On December 20, 1996, acting through a national banking subsidiary, Comerica acquired a 5.58% interest in Integrion Financial Network, LLC, to offer it access to electronic banking and commerce services available through a common network.

DIVESTITURES

During 1996 Comerica continued to sharpen its focus on those areas in which it excels and exit those lines which do not meet its profitability standards. This strategy includes outsourcing and entering into alliances to better provide services to its customers. Comerica followed this strategy with respect to merchant services by entering into (through its California, Michigan and Texas banking subsidiaries), an alliance with National Data Corporation ("NDC") on March 31, 1996. This alliance is designed to enhance services to customers and gain operational efficiencies using NDC's technical expertise.

On March 18, 1996, Comerica entered into an agreement with ABN-

AMRO North America, Inc. ("ABN-AMRO") for the sale of the stock of Comerica Bank-Illinois ("CBI"), an Illinois bank, via a merger with a subsidiary of ABN-AMRO. The transaction closed on August 18, 1996. The assets sold to ABN-AMRO represented approximately 4% of Comerica's total assets and Comerica received approximately $160 million in exchange for its ownership interest in CBI. Comerica continues to maintain a presence in Illinois to serve certain of its business customers.

Comerica also decided to exit the customs brokerage and freight forwarding business. On April 12, 1996, Comerica entered into an agreement with AEI Radix Custom Brokerage Services, a California corporation, to sell the business and certain assets of John V. Carr & Son, Inc., Comerica Bank's wholly owned customs brokerage and freight forwarding subsidiary. The transaction was consummated on May 18, 1996.

Comerica's final strategic divestiture in 1996 was the sale of its bond indenture and escrow business. On September 25, 1996, Comerica entered into an agreement with First Bank System, Inc. for that business. The transaction closed on January 31, 1997.

SUPERVISION AND
REGULATION

Banks, bank holding companies and financial institutions are highly regulated at both the state and federal level. As a bank holding company, Comerica is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "Act"). Under the Act, the Corporation is prohibited from engaging in activities other than those of banking or of managing or controlling banks or from acquiring or retaining direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company unless the activities engaged in by the Corporation or the company whose voting shares are acquired by the Corporation are activities which the Federal Reserve Board determines to be so closely related to the business of banking as to be a proper incident thereto.

Comerica Bank is chartered by the State of Michigan and is supervised and regulated by the Financial Institutions Bureau of the State of Michigan. Comerica Bank-Texas is chartered by the State of Texas and is supervised and regulated by the Texas Department of Banking. Comerica Bank-Midwest, N.A. and Comerica Bank-Ann Arbor, N.A. are chartered under federal law and subject to supervision and regulation by the Office of the Comptroller of the Currency. Comerica Bank-California is chartered by the State of California and regulated by the California State Banking Department. Comerica Bank & Trust, FSB is chartered under federal law and subject to supervision and regulation by the Office of Thrift Supervision. Comerica Bank, Comerica Bank-Ann Arbor, N.A. and Comerica Bank-Midwest, N.A. are members of the Federal Reserve

System. State member banks are also regulated by the Federal Reserve Board and state non-member banks are also regulated by the Federal Deposit Insurance Corporation ("FDIC"). The deposits of all the banks are insured by the Bank Insurance Fund (the "BIF") of the FDIC to the extent provided by law, except that the deposits of Comerica Bank & Trust, FSB are insured by the FDIC's Savings Association Insurance Fund ("SAIF").

Comerica is a legal entity separate and distinct from its banking and other subsidiaries. Most of Comerica's revenues result from dividends paid to it by its bank subsidiaries. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks to Comerica as well as by Comerica to its shareholders.

INTERSTATE BANKING AND BRANCHING

On September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was enacted. The Interstate Act's provisions, among other things: (i) permit bank holding companies to acquire control of banks in any state, subject to (a) specified maximum national state deposit concentration limits; (b) any applicable state law provisions requiring the acquired bank to be in existence for a specified period of up to five years; (c) any applicable nondiscriminatory state provisions that make an acquisition of a bank contingent upon a requirement to hold a portion of such bank's assets available for call by a state sponsored housing entity; and (d) applicable anti-trust laws; (ii) authorize interstate mergers by banks in different states (and retention of interstate branches resulting from such mergers) beginning June 1, 1997, subject to the provisions noted in (i) and to any state laws that "opt-in" as of an earlier date or "opt-out" of the provision entirely; and (iii) authorize states to enact legislation permitting interstate de novo branching.

Since the provision permitting interstate bank acquisitions became effective, Comerica has had enhanced opportunities to acquire banks in any state subject to approval by the appropriate federal and state regulatory agencies. Under the Interstate Act, Comerica will have the opportunity (after June 1, 1997, for states that do not "opt-out" and earlier for states that "opt-in") to consolidate its affiliate banks to create one bank with branches in more than one state, or to establish branches in different states, subject to any state "opt-in" and "opt-out" provisions. Of Comerica's primary markets, as of December 31, 1996 Texas was the only state to have opted out of the interstate branching provisions. The Texas "opt-out" expires in September 1999.

DIVIDENDS

Each state bank subsidiary that is a member of the Federal Reserve System and each national banking association is required by federal law to obtain the prior approval of the Federal Reserve

Board or the Office of the Comptroller of the Currency, as the case may be, for the declaration and payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation). Comerica's state bank subsidiaries that are not members of the Federal Reserve System are also subject to limitations under state law regarding the amount of earnings that may be paid out as dividends. Comerica's federal savings bank subsidiary is subject to limitations under federal law regarding the payment of dividends.

Under the foregoing dividend restrictions, at January 1, 1997 Comerica's subsidiary banks, without obtaining governmental approvals, could declare aggregate dividends of approximately $371 million from retained net profits of the preceding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 1997 through the date of declaration. Dividends paid to Comerica by its subsidiary banks amounted to $322 million in 1996, $184 million in 1995 and $293 million in 1994.

FIRREA

Banking legislation, including the Financial Institutions Reform and Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), has broadened the regulatory powers of the federal bank regulatory agencies. Under FIRREA, a depository institution insured by the FDIC shall be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

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

Regulations establishing the specific capital tiers provide that, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent, and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent, and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under these regulations, the banking subsidiaries of Comerica would be considered to be well capitalized as of December 31, 1996.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to limitations on growth and certain activities and are required to submit an acceptable capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee for a specific time period that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit or implement an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, restrictions on interest rates on deposits and on asset growth, orders to improve management cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

Under FDICIA, the FDIC is permitted to provide financial assistance to an insured bank before appointment of a conservator or receiver only if (i) such assistance would be the least costly method of meeting the FDIC's insurance obligations, (ii) grounds for appointment of a conservator or a receiver exist or are likely to exist in the future, (iii) it is unlikely that the bank can meet all capital standards without assistance and (iv) the bank's management has been competent, has complied with applicable laws, regulations, rules and supervisory directives and has not engaged in any insider dealing, speculative practice or other abusive activity.

FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset quality, earnings, stock valuation and other standards as
they deem appropriate.   Such standards were issued jointly by the agencies on
August 9, 1995, in guideline form.

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

FDIC INSURANCE ASSESSMENTS

Comerica's subsidiary banks are subject to FDIC deposit insurance assessments. On January 1, 1994, a permanent risk-based deposit premium assessment system became effective under which each depository institution is placed in one of nine assessment categories based on certain capital and supervisory measures. The deposit-insurance assessment schedule published by the FDIC for the assessment period commencing January 1, 1997 maintained the nine categories but provided for major reductions in the assessment rates for institutions insured by BIF. These reductions occurred because the balance in BIF has reached or surpassed the "designated reserve ratio" set by law for the balance in the fund to maintain with respect to BIF-insured deposits. These reduced assessment levels have been continued by the FDIC. For similar reasons, the assessment rates for institutions insured by SAIF also have been reduced. As a result of these reduced rates, highly-rated banks (including Comerica's banking subsidiaries) have and will experience significant reductions in deposit insurance costs.

The Corporation's FDIC expenses decreased significantly by $16 million, or 66 percent, in 1996, primarily due to the FDIC adopting a new assessment rate schedule for BIF members in the third quarter of 1995. The new rate schedule, which continues to determine assessments based on a bank's risk-based capital levels, virtually eliminated each subsidiary bank's BIF annual deposit insurance premium as of January 1, 1996. The Corporation's SAIF-insured deposits continued to be assessed at a rate of 23 cents per $100 of insured deposits through September 30, 1996. This BIF reduction translated into a $21 million savings in FDIC insurance expense for the Corporation in 1996. Offsetting this savings was a one-time charge of $5 million representing the Corporation's portion of an assessment, levied on banks with SAIF-insured deposits in order to recapitalize the SAIF. Beginning in 1997, deposit insurance expense will approximate $3 million based on current deposit levels and current deposit assessment rates.

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

At year-end 1996, Comerica Incorporated was the largest bank holding company headquartered in Michigan in terms of total assets and deposits. Based on the Interstate Act as described above, the Corporation believes that the level of competition in all geographic markets will increase in the future. Comerica's banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies and credit unions.

EMPLOYEES

As of December 31, 1996, Comerica and its subsidiaries had 9,868 full-time and 2,101 part-time employees.

ITEM 2.  PROPERTIES

The executive offices of the Corporation are located in the Comerica Tower at Detroit Center, 500 Woodward Ave., Detroit, Michigan 48226. Comerica and its subsidiaries occupy 15 floors of the building, which is leased through Comerica Bank from an unaffiliated third party. This lease extends through January 2007. As of December 31, 1996, Comerica Bank operated 271 offices within the State of Michigan, of which 208 were owned and 63 were leased. Four other banking affiliates operate 92 offices in California, Florida, and Texas. The affiliates own 37 of their offices and lease 55 offices. One banking affiliate also operates from leased space in Toledo, Ohio.

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

ITEM 3.  LEGAL PROCEEDINGS

The response to this item is included under the caption "Other Matters" on page 30 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, which is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders in the fourth quarter of 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At March 11, 1997, there were approximately 17,973 holders of the Corporation's common stock.

Quarterly cash dividends were declared during 1996 and 1995 totaling $1.52 and $1.37 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Corporation's common stock as reported on the NYSE Composite Transactions Tape for all quarters of 1996 and 1995.

-------------------------------------------------------------------------------
Quarter            High           Low            Dividend       Dividend*
                                                 Per Share      Yield
-------------------------------------------------------------------------------

1996
Fourth             $59.375        $50.250        $ .39          2.9%
Third               54.000         40.125        $ .39          3.3
Second              44.875         40.250        $ .39          3.7
First               41.875         36.250        $ .35          3.6
1995
Fourth             $42.750        $33.625        $ .35          3.7%
Third               36.750         31.875        $ .35          4.1
Second              33.125         27.250        $ .35          4.6
First               28.375         24.125        $ .32          4.9
-------------------------------------------------------------------------------
* Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.
-------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

The response to this item is included on page 13 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, which is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this item is included on pages 14 through 30 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, which are hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included on pages 15, 16, 18, 22, 23, 25, and 31 through 57 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, which are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item will be included under the captions "Election of Directors" and "Executive Officers of the Corporation" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 1997, which are hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item will be included under the caption "Compensation of Executive Officers" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 1997, which is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item will be included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 1997, which is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item will be included under the captions "Transactions of Directors and Executive Officers with the Corporation" and "Certain Beneficial Owners" and "Election of Directors" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 1997, which are hereby incorporated by reference.

Comerica Incorporated and Subsidiaries
FORM 10-K CROSS-REFERENCE INDEX

-------------------------------------------------------------------------------

Certain information required to be included in this Form 10-K is included in the 1996 Annual Report to Shareholders or in the 1997 Proxy Statement used in connection with the 1997 annual meeting of shareholders to be held on May 16, 1997.

The following cross-reference index shows the page location in the 1996 Annual Report or the section of the 1997 Proxy Statement of only that information which is to be incorporated by reference into this Form 10-K.

All other sections of the 1996 Annual Report or the 1997 Proxy Statement are not required in this Form 10-K and should not be considered a part thereof.

-------------------------------------------------------------------------------

                                                             Page Number of 1996
                                                        Annual Report or Section
                                                         of 1997 Proxy Statement
         PART I

ITEM I.  Business...............................................Included herein
ITEM 2.  Properties.............................................Included herein
ITEM 3.  Legal Proceedings...................................................30
ITEM 4. Submission of Matters to a Vote of Security Holders -- no matters were voted upon by security holders in the fourth quarter of 1996.

         PART II
ITEM 5.  Market for Registrant's Common Equity and Related Security Holder
          Matters...............................................Included herein
ITEM 6.  Selected Financial Data.............................................13
ITEM 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................14
ITEM 8.  Financial Statements and Supplementary Data:
         Comerica Incorporated and Subsidiaries
              Consolidated Balance Sheets....................................31
              Consolidated Statements of Income..............................32
              Consolidated Statements of Changes in Shareholders' Equity.....33
              Consolidated Statements of Cash Flows..........................34
         Notes to Consolidated Financial Statements..........................35
         Report of Independent Auditors......................................54

         Statistical Disclosure by Bank Holding Companies:
              Analysis of Net Interest Income - FTE..........................15
              Rate-Volume Analysis - FTE.....................................16
              Analysis of Investment Securities Portfolio - FTE..............25
              Analysis of Investment Securities and Loans....................22
              Allocation of the Allowance for Loan Losses....................23
              Loan Maturities and Interest Rate Sensitivity..................23
              Summary of Nonperforming Assets and Past Due Loans.............25
              Cross-Border Outstandings......................................22
              Analysis of the Allowance for Loan Losses......................18
              Maturity Distribution of Domestic Certificates of Deposit of
               $100,000 and Over.............................................23
              Financial Ratios and Other Data................................55

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

         PART III

ITEM 10. Directors and Executive Officers
          of the Registrant...............................Election of Directors;
                                                              Executive Officers

ITEM 11. Executive Compensation..................................Compensation of
                                                              Executive Officers

ITEM 12. Security Ownership of
         Certain Beneficial Owners and Management.............Security Ownership
                                                  of Certain Owners and Security
                                                         Ownership of Management

ITEM 13. Certain Relationships and Related Transactions..........Transactions of
                                                         Directors and Executive
                                                  Officers with the Corporation;
                                                           Election of Directors

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as a part of this report:

              1. Financial Statements: The financial statements that are filed as part of this report are listed under Item 8 in the Form 10-K Cross-reference Index on page 15.

              2. All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

              Exhibits:

            Exhibit Document Number*

              3.1 Restated Certificate of Incorporation of Comerica Incorporated, as amended
              3.2       Amended and restated bylaws of Comerica Incorporated
              4         Rights Agreement between Comerica Incorporated and
                        Comerica Bank**
              10.1      Comerica Incorporated 1997 Long-Term Incentive Plan
              10.2      Comerica Incorporated Management Incentive Plan, 1997
              10.3      Comerica Incorporated Director Fee Deferral Plan
              10.4 Benefit Equalization Plan for Employees of Comerica Incorporated
              10.5      Comerica Incorporated's Directors Retirement Plan***

              10.6      Manufacturers National Corporation's 1987 and 1989
                        Stock Option Plans for Key Employees***
              10.7      Manufacturers National Corporation's Executive
                        Incentive Plan***
              10.8      Manufacturers National Corporation's Key Employee
                        Retention Plan***
              10.10     Form of Director Indemnification Agreement between
                        Comerica Incorporated and its directors
              10.11     Employment Continuation Agreement with Eugene A.
                        Miller***
              10.12     Severance Agreement with Michael T. Monahan *****
              10.13     Management Continuation Agreement with Ralph W. Babb
                        Jr.*****
              10.14     Employment Agreement with Ralph W. Babb Jr.*****
              10.15     Comerica Incorporated Deferred Compensation Plan, 1997
                        Amendment and Restatement
              10.16     Form of Comerica Incorporated Executive Officer
                        Continuity Agreement between registrant and listed
                        officers, January 1, 1997
              10.17     Form of Comerica Incorporated Senior Officer Severance
                        Plan between registrant and listed officers, January 1,
                        1997
              11        Statement regarding Computation of Per Share
                        Earnings****
              13        Required portions of Registrant's 1996 Annual Report to
                        Shareholders
              21        Subsidiaries of the Corporation
              23        Consent of Ernst & Young LLP

         (b) No reports on Form 8-K were filed by the Corporation during the last quarter of 1996.

         * This is the original copy of the 1996 Form 10-K and includes all exhibits.
         ** A report was filed on Form 8-K dated June 18, 1996 regarding the Registrant's Rights Agreement with Comerica Bank.

         *** Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31,1992 -- Commission File Number 0-7269.
         **** Incorporated by reference from note 11 on page 41 of Registrant's Annual Report to Shareholders attached hereto as Exhibit 13.
         ***** Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1995--Commission File Number 1-10706.

SIGNATURES
         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Detroit, State of Michigan on the 21st day of March, 1997.

COMERICA INCORPORATED

Eugene A. Miller
Chairman and Chief Executive Officer

Ralph W. Babb Jr.
Executive Vice President and Chief Financial Officer

Arthur W. Hermann
Senior Vice President and Controller
(Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 21, 1997.


BY DIRECTORS

E. Paul Casey

James F. Cordes

J. Philip DiNapoli

Max M. Fisher

John D. Lewis

Patricia Shontz Longe, Ph.D.

Wayne B. Lyon

Gerald V. MacDonald

Eugene A. Miller

Michael T. Monahan

Alfred A. Piergallini

Howard F. Sims

Martin D. Walker