Form 10-Q
period 1997-03-31
COMERICA INC /NEW/
filed 1997-05-15
CIK 28412

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1997

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

      $5 par value common stock:
          outstanding as of April 30, 1997:  105,633,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                         March 31,    December 31,     March 31,
(In thousands, except share data)             1997            1996          1996
                                       -----------    ------------   -----------
ASSETS
Cash and due from banks                $ 1,703,871    $ 1,901,760    $ 1,230,251

Interest-bearing deposits with banks        66,847         27,329          3,069
Federal funds sold and securities
  purchased under agreements to
  resell                                    53,650         32,200         99,994
Trading account securities                   6,319          6,009          9,106
Loans held for sale                         30,970         38,069         79,962

Investment securities available
  for sale                               4,798,923      4,800,034      6,715,161

Commercial loans                        14,158,843     13,520,246     12,783,170
International loans                      1,933,784      1,706,388      1,483,900
Real estate construction loans             786,227        750,760        673,026
Commercial mortgage loans                3,509,272      3,445,562      3,562,550
Residential mortgage loans               1,722,274      1,743,876      2,099,874
Consumer loans                           4,514,663      4,634,258      4,615,139
Lease financing                            424,624        405,618        331,201
                                       -----------    -----------    -----------
     Total loans                        27,049,687     26,206,708     25,548,860
Less allowance for loan losses            (391,418)      (367,165)      (357,248)
                                       -----------    -----------    -----------
     Net loans                          26,658,269     25,839,543     25,191,612
Premises and equipment                     397,955        407,663        464,708
Customers' liability on acceptances
  outstanding                               34,692         33,102         74,263
Accrued income and other assets          1,116,212      1,120,362      1,155,355
                                       -----------    -----------    -----------
     TOTAL ASSETS                      $34,867,708    $34,206,071    $35,023,481
                                       ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits (noninterest-
  bearing)                             $ 6,491,323    $ 6,712,985    $ 5,790,068
Interest-bearing deposits               15,388,382     15,357,840     16,125,602
Deposits in foreign offices                268,094        296,348        994,908
                                       -----------    -----------    -----------
     Total deposits                     22,147,799     22,367,173     22,910,578
Federal funds purchased and
  securities sold under
  agreements to repurchase               1,500,964      1,395,540      2,343,001
Other borrowed funds                     2,663,017      3,093,651      1,830,038
Acceptances outstanding                     34,692         33,102         74,263
Accrued expenses and other
  liabilities                              459,716        459,267        408,372
Medium- and long-term debt               5,492,082      4,241,769      4,745,805
                                       -----------    -----------    -----------
     Total liabilities                  32,298,270     31,590,502     32,312,057
Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
    3/31/97 and 12/31/96                   250,000        250,000              -
Common stock - $5 par value:
  Authorized - 250,000,000 shares
  Issued-105,861,240 shares at
    3/31/97, 107,297,345 shares at
    12/31/96 and 119,294,531 shares
    at 3/31/96                             529,306        536,487        596,473
Capital surplus                                  -              -        513,950
Unrealized gains and losses on
  investment securities available
  for sale                                 (49,847)       (22,789)       (29,722)
Retained earnings                        1,842,488      1,854,116      1,703,403
Deferred compensation                       (2,509)        (2,245)        (2,965)
Less cost of common stock in
  treasury-1,776,564 shares at
  3/31/96                                        -              -        (69,715)
                                       -----------    -----------    -----------
     Total shareholders' equity          2,569,438      2,615,569      2,711,424
                                       -----------    -----------    -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY            $34,867,708    $34,206,071    $35,023,481
                                       ===========    ===========    ===========
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
                                            Three Months Ended
                                                 March 31
                                           --------------------
(In thousands, except per share data)          1997        1996
                                           --------    --------
INTEREST INCOME
Interest and fees on loans                 $545,572    $536,878
Interest on investment securities:
  Taxable                                    76,483     108,321
  Exempt from federal income tax              3,055       5,328
                                           --------    --------
       Total interest on investment
         securities                          79,538     113,649

Trading account interest                         65          75
Interest on federal funds sold and
  securities purchased under agreements
  to resell                                     728       1,744
Interest on time deposits with banks            747         118
Interest on loans held for sale                 593       1,966
                                           --------    --------
       Total interest income                627,243     654,430

INTEREST EXPENSE
Interest on deposits                        159,666     180,890
Interest on short-term borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase      28,450      33,196
  Other borrowed funds                       26,989      29,539
Interest on medium- and long-term debt       75,681      71,250
Net interest rate swap income               (15,328)     (9,706)
                                           --------    --------
       Total interest expense               275,458     305,169
                                           --------    --------
       Net interest income                  351,785     349,261
Provision for loan losses                    41,000      28,500
                                           --------    --------
       Net interest income after
         provision for loan losses          310,785     320,761

NONINTEREST INCOME
Income from fiduciary activities             33,076      33,605
Service charges on deposit accounts          34,954      35,140
Customhouse broker fees                           -       8,124
Revolving credit fees                         4,566       6,924
Securities gains                                122         360
Other noninterest income                     56,676      53,275
                                           --------    --------
       Total noninterest income             129,394     137,428

NONINTEREST EXPENSES
Salaries and employee benefits              132,915     145,924
Net occupancy expense                        23,292      26,831
Equipment expense                            16,068      18,046
FDIC insurance expense                          568         626
Telecommunications expense                    7,144       7,638
Other noninterest expenses                   68,750      79,910
                                           --------    --------
       Total noninterest expenses           248,737     278,975
                                           --------    --------
Income before income taxes                  191,442     179,214
Provision for income taxes                   67,670      62,608
                                           --------    --------
NET INCOME                                 $123,772    $116,606
                                           ========    ========
Net income applicable to common stock      $119,497    $116,606
                                           ========    ========

Primary net income per share               $   1.10    $   0.98
Average common and common equivalent
  shares                                    109,089     119,161

Cash dividends declared on common stock    $ 45,682    $ 41,239
Dividends per common share                 $   0.43    $   0.35

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries
                        Nonredeem-
                          able                           Unrealized                                        Total
                        Preferred  Common     Capital    Gains/      Retained    Deferred      Treasury   Shareholders'
(in thousands)          Stock      Stock      Surplus    (Losses)    Earnings    Compensation  Stock      Equity
                        ---------  ---------  ---------  ----------  ----------  ------------  ---------  -------------
BALANCES AT
 JANUARY 1, 1996        $      -   $575,473   $ 410,618  $  (4,141)  $1,640,980  $  (1,974)    $(13,229)  $2,607,727
Net income for 1996            -          -           -          -      116,606          -            -      116,606
Cash dividends
 declared on
  common stock                 -          -           -          -      (41,239)         -            -      (41,239)
Purchase of
 2,134,924 shares
 of common stock               -          -           -          -            -          -      (86,064)     (86,064)
Issuance of common
 stock:
  Employee stock
   plans                       -          -       4,860          -      (12,944)    (1,197)      23,933       14,652
  Acquisitions                 -     21,000      98,472          -            -          -        5,645      125,117
Amortization of
 deferred
 compensation                  -          -           -          -            -        206            -          206
Change in unrealized
 gains/(losses) on
 investment securities
 available for sale            -          -           -    (25,581)           -          -            -      (25,581)
                        --------   --------   ---------  ---------   ----------  ---------     --------   ----------
BALANCES AT
 MARCH 31, 1996         $      -   $596,473   $ 513,950   $(29,722)  $1,703,403  $  (2,965)    $(69,715)  $2,711,424
                        ========   ========   =========   ========   ==========  =========     ========   ==========
BALANCES AT
 JANUARY 1, 1997        $250,000   $536,487   $       -   $(22,789)  $1,854,116  $  (2,245)    $      -   $2,615,569
Net income for 1997            -          -           -          -      123,772          -            -      123,772
Cash dividends
 declared:
  Preferred stock              -          -           -          -       (4,275)         -            -       (4,275)
  Common stock                 -          -           -          -      (45,682)         -            -      (45,682)
Purchase and
 retirement of
 1,810,250 shares of
 common stock                  -     (9,051)    (13,052)         -      (85,443)         -            -     (107,546)
Issuance of common
 stock under employee
 stock plans                   -      1,870      13,052          -            -       (530)           -       14,392
Amortization of
 deferred compensation         -          -           -          -            -        266            -          266
Change in unrealized
 gains/(losses) on
 investment securities
 available for sale            -          -           -    (27,058)           -          -            -      (27,058)
                        --------   --------   ---------  ---------   ----------  ---------     --------   ----------
BALANCES AT MARCH 31,
 1997                   $250,000   $529,306   $       -  $ (49,847)  $1,842,488  $  (2,509)    $      -   $2,569,438
                        ========   ========   =========  =========   ========== ==========     ========   ==========
/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries
                                                       Three Months Ended
                                                            March 31
                                                   ---------------------------
(in thousands)                                             1997           1996
                                                   ------------   ------------
OPERATING ACTIVITIES:
  Net income                                       $    123,772   $    116,606
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                          41,000         28,500
      Depreciation                                       15,359         16,898
      Restructuring charge                              (15,386)             -
      Net (increase) decrease in trading
        account securities                                 (310)         1,562
      Net decrease in loans held for sale                 7,099        431,600
      Net (increase) decrease in accrued income
        receivable                                      (11,091)         5,412
      Net increase in accrued expenses                   15,835         23,363
      Net amortization of intangibles                     7,111          8,077
      Other, net                                         59,319        203,858
                                                   ------------   ------------
         Total adjustments                              118,936        719,270
                                                   ------------   ------------
           Net cash provided by operating
             activities                                 242,708        835,876
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing
    deposits with banks                                 (39,518)        20,555
  Net (increase) decrease in federal funds sold
    and securities purchased under agreements
    to resell                                           (21,450)       173,804
  Proceeds from sale of investment securities
    available for sale                                   12,818          5,894
  Proceeds from maturity of investment
    securities available for sale                       211,261        352,722
  Purchases of investment securities
    available for sale                                 (305,321)       (29,774)
  Net increase in loans (other
    than purchased loans)                              (826,082)      (439,820)
  Purchase of loans                                     (33,644)        (5,463)
  Fixed assets, net                                      (5,651)       (12,718)
  Net decrease in customers' liability on
    acceptances outstanding                              (1,590)       (53,128)
  Net cash provided by acquisitions/sales                     -         89,023
                                                   ------------   ------------
           Net cash provided by (used in)
             investing activities                    (1,009,177)       101,095
FINANCING ACTIVITIES:
  Net decrease in deposits                             (219,374)    (1,268,668)
  Net decrease in short-term borrowings                (325,210)      (510,631)
  Net decrease in acceptances outstanding                 1,590         53,128
  Proceeds from issuance of medium- and
    long-term debt                                    1,450,000        201,000
  Repayments and purchases of medium- and
    long-term debt                                     (199,687)       (99,611)
  Proceeds from issuance of common stock
    and other capital transactions                       14,922         15,849
  Purchase of common stock for treasury
    and retirement                                     (107,546)       (86,064)
  Dividends paid                                        (46,115)       (40,098)
                                                   ------------   ------------
           Net cash provided by (used in)
             financing activities                       568,580     (1,735,095)
                                                   ------------   ------------
Net decrease in cash and due from banks                (197,889)      (798,124)
Cash and due from banks at beginning of year          1,901,760      2,028,375
                                                   ------------   ------------
Cash and due from banks at end of period           $  1,703,871   $  1,230,251
                                                   ============   ============
Interest paid                                      $    283,987   $    316,457
                                                   ============   ============
Income taxes paid                                  $      5,935   $        848
                                                   ============   ============
Noncash investing and financing activities:
  Loan transfers to other real estate              $      1,771   $      2,992
                                                   ============   ============
  Stock issued for acquisitions                    $          -   $    125,117
                                                   ============   ============


Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Comerica Incorporated and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.


Note 2 - Investment Securities

      At March 31, 1997 investment securities having a carrying value of $3.2 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $67 million.


Note 3 - Allowance for Loan Losses

      The following analyzes the changes in the allowance for loan losses included in the consolidated balance sheets:

                                         1997              1996
(in thousands)                      ---------         ---------
Balance at January 1                $ 367,165         $ 341,344
Allowance acquired                          -            10,370
Loans charged off                     (28,476)          (30,226)
Recoveries on loans previously
  charged off                          11,729             7,260
                                    ---------         ---------
  Net loans charged off               (16,747)          (22,966)
Provision for loan losses              41,000            28,500
                                    ---------         ---------
Balance at March 31                 $ 391,418         $ 357,248
                                    =========         =========

      Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $78 million for the quarter ended March 31, 1997 compared to $137 million for the comparable period last year.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 3 - Allowance for Loan Losses (Continued)

The following are period-end balances:

(in thousands)                      March 31, 1997    December 31, 1996
                                    --------------    -----------------
Total impaired loans                     $53,597           $98,050
Impaired loans requiring
   an allowance                           33,646            59,960
Impairment allowance                       7,433            19,528

Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

Note 4 - Medium- and Long-term Debt

      Medium- and long-term debt consisted of the following at March 31, 1997 and December 31, 1996:

(in thousands)                       March 31, 1997    December 31, 1996
                                     --------------    -----------------
Parent Company
9.75% subordinated notes
  due 1999                           $   74,807        $   74,782
10.125% subordinated debentures
  due 1998                               74,903            74,880
7.25% subordinated notes due 2007       148,579           148,548
                                     ----------        ----------
      Total parent company              298,289           298,210

Subsidiaries
Subordinated notes:
7.875% subordinated notes due 2026      146,840           146,814
8.375% subordinated notes due 2024      147,879           147,860
7.25% subordinated notes due 2002       149,127           149,089
6.875% subordinated notes due 2008       99,162            99,143
7.125% subordinated notes due 2013      148,140           148,112
                                     ----------        ----------
      Total subordinated notes          691,148           691,018

Medium-term notes:
Floating rate based on Treasury bill
  indices                               399,983           399,955
Floating rate based on Prime indices    100,048                 -
Floating rate based on LIBOR indices  1,948,806         1,448,947
Floating rate based on Federal Funds
  indices                               149,986                 -
Fixed rate notes with interest rates
  ranging from 5.75% to 6.875%        1,899,223         1,399,040
                                     ----------        ----------
      Total medium-term notes         4,498,046         3,247,942

Notes payable maturing on dates
  ranging from 1997 through 2015          4,599             4,599
                                     ----------        ----------
      Total subsidiaries              5,193,793         3,943,559
                                     ----------        ----------
      Total medium- and long-term
        debt                         $5,492,082        $4,241,769
                                     ==========        ==========
/TABLE

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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts


                                  March 31, 1997               December 31, 1996
                          ------------------------------  ------------------------------
                          Notional/                       Notional/
                          Contract   Unrealized    Fair   Contract   Unrealized    Fair
(in millions)             Amount    Gains  Losses  Value  Amount    Gains  Losses  Value
                          (1)       (2)            (3)    (1)       (2)            (3)
                          ------------------------------  ------------------------------
Risk Management
Interest rate contracts
  Swaps (4)               $ 7,321   $ 37  $(178)  $(141)  $8,015    $ 42   $ (97) $ (55)
  Options, caps and
   floors purchased            52      -      -       -       53       -       -      -
  Caps written                151      -      -       -      152       -       -      -
Foreign exchange contracts
  Spot and forwards           439      7     (7)      -      444      26      (4)    22
  Swaps                        44      1      -       1       38       -      (1)    (1)
                          -------   ----  -----   -----   ------    ----   -----  -----
  Total risk management     8,007     45   (185)   (140)   8,702      68    (102)   (34)

Customer Initiated and
Other
Interest rate contracts
  Caps written                367      -     (1)     (1)     358       -       -      -
  Floors purchased             22      -      -       -        2       -       -      -
  Swaps                        30      5     (5)      -       30       5      (5)     -
Foreign exchange contracts
  Spot, forward, futures
    and options             1,153     23    (19)      4      644      19     (18)     1
                          -------   ----  -----   -----   ------    ----   -----  -----
  Total customer initiated
    and other               1,572     28    (25)      3    1,034      24     (23)     1
                          -------   ----  -----   -----   ------    ----   -----  -----
  Total derivatives and
    foreign exchange
    contracts             $ 9,579   $ 73  $(210)  $(137)  $9,736    $ 92   $(125) $ (33)
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

(4)  Includes index amortizing swaps with a notional amount of $4,199 million and $5,054 million at March 31, 1997 and December 31, 1996, respectively.  These swaps had net unrealized losses of
$112 million and $63 million at March 31, 1997 and December 31, 1996, respectively.  As of March
31, 1997 index amortizing swaps had an average expected life of approximately 3 years with a stated maturity that averaged 5 years.

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

      The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of March 31, 1997. The swaps are grouped by the assets or liabilities to which they have been designated.

      Various other types of off-balance sheet financial instruments may also be used to manage interest rate and foreign currency risks associated with specific assets or liabilities, including interest rate caps and floors, forward and futures interest and foreign exchange rate contracts, and foreign exchange rate swaps, which are reflected in the table above. At March 31, 1997 and December 31, 1996, the notional amounts of commitments to purchase securities totaled $13 million and $60 million, respectively; the notional amounts of commitments to sell securities totaled $15 million and $8 million, respectively; and the notional amounts of commitments to sell mortgage loans totaled $31 million and $23 million, respectively. These commitments, which are similar in nature to forward contracts, are not reflected in the above table due to the immaterial impact they have on the financial statements.

Customer Initiated and Other
----------------------------

      The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts and interest rate caps,
at the request of customers.   Market risk arising from customer initiated
foreign exchange contracts is significantly minimized by entering into offsetting transactions. Average fair values and income from customer initiated and other foreign exchange contracts were not material for the quarter ended March 31, 1997 and for the year ended December 31, 1996.

      Customer initiated interest rate caps generally are not offset by other on- or off-balance sheet financial instruments; however, authority limits have been established for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not significant for the three-month period ended March 31, 1997 and for the year ended December 31, 1996.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts
(Continued)
      Available credit lines on fixed rate credit card and check product accounts, which expose the Corporation to the risk of a reduction in net interest income as rates increase, totaled approximately $1.9 billion at March 31, 1997 and $2.0 billion at December 31, 1996. Market risk exposure arising from these revolving credit commitments is very limited, however, since it is unlikely that a significant number of customers with these accounts will simultaneously borrow up to their maximum available credit lines.

Remaining Expected Maturity of Interest Rate Swaps:
(dollar amounts                                                         2002-            Dec. 31,
 in millions)               1997     1998     1999      2000    2001    2023    Total      1996

Variable rate asset
designation:
  Receive fixed swaps
    Generic               $    -   $    -   $    -    $  300   $   -    $    -  $   300  $     -
    Amortizing                80      100        -         -       -         -      180      184
    Index amortizing         582      799    1,036       764     307       691    4,179    5,014

  Weighted average: (1)
    Receive rate            5.96%    6.24%    6.39%     6.25%   6.46%     6.33%   6.27%    6.11%
    Pay rate                5.56%    5.56%    5.54%     5.62%   5.55%     5.56%   5.57%    5.56%

  Floating/floating
  swaps (3)               $    -   $    -   $   25    $   15   $   -    $    -  $   40   $   25

Fixed rate asset
designation:
  Pay fixed swaps
    Generic               $    -   $    -   $    2    $    -   $   -    $    -  $    2   $    2
    Index amortizing           3        3        3        11       -         -      20       40

  Weighted average: (1)
    Receive rate            5.63%    5.63%    5.65%     5.63%      -%        -%   5.63%    5.60%
    Pay rate                5.34%    5.34%    6.70%     5.34%      -%        -%   5.65%    5.35%

Medium- and long-term
debt designation:
  Generic receive
  fixed swaps             $  700   $  500   $    -    $  200   $   -    $  850  $2,250   $2,350

  Weighted average: (1)
    Receive rate            6.14%    5.92%       -%     6.91%      -%     7.78%   6.78%    6.62%
    Pay rate                5.41%    5.53%       -%     5.54%      -%     5.66%   5.54%    5.53%

  Floating/floating
  swaps                   $  100   $  250   $    -    $    -   $   -    $    -  $  350   $  400

  Weighted average: (2)
    Receive rate            5.53%    5.40%       -%        -%      -%        -%   5.44%    5.32%
    Pay rate                5.46%    5.40%       -%        -%      -%        -%   5.42%    5.39%

Total notional amount     $1,465   $1,652   $1,066    $1,290   $ 307    $1,541  $7,321   $8,015

(1)  Variable rates are based on LIBOR rates paid or received at March 31, 1997.
(2)  Variable rates paid are based on LIBOR at March 31, 1997, while variable rates received are based on prime.
(3)  Variable rates paid are based on LIBOR at March 31, 1997, and were 5.68% and 5.69% for swaps maturing in 1999 and 2000 respectively.  Variable rates received represents the return on a principal only total return swap.  This return is based on principal paydowns of the referenced security as well as changes in market value.

/TABLE

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts
(Continued)

Off-Balance Sheet Derivative and Foreign Exchange Activity

      The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts.

                                                         Customer Initiated
                                    Risk Management           and Other
                               Interest    Foreign     Interest    Foreign
                               Rate        Exchange    Rate        Exchange
(in millions)                  Contracts   Contracts   Contracts   Contracts
Balances at December 31, 1996  $ 8,220     $   482     $  390      $   644

Additions                        1,070       1,304         40        9,577
Maturities/amortizations        (1,766)     (1,303)       (11)      (9,068)
Terminations                         -           -          -            -
                               -------     -------     ------      -------
Balances at March 31, 1997     $ 7,524     $   483     $  419      $ 1,153
                               =======     =======     ======      =======

      Additional information regarding the nature, terms and associated risks of the above off-balance sheet derivatives and foreign exchange contracts, along with information on derivative accounting policies, can be found in the Corporation's 1996 annual report on page 27 and in Notes 1 and 18 to the consolidated financial statements.

Note 7 - Earnings per Share

      In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 128 on "Earnings per Share". The statement changes the computation, presentation, and disclosure requirements for earnings per share in financial statements for periods ending after December 15, 1997. The following table compares reported earnings per share, as computed under Accounting Principles Board
(APB) Opinion No. 15, and a pro forma presentation computed under SFAS No.
128.

                                             Three months ended March 31
                                             ---------------------------
                                                 1997           1996
                                                ------         ------
      As reported under APB Opinion No. 15
      ------------------------------------

        Primary earnings per share               $1.10          $0.98
                                                 =====          =====
        Fully diluted earnings per share         $1.10          $0.98
                                                 =====          =====
      Pro forma under SFAS No. 128
      ----------------------------

        Basic earnings per share                 $1.12          $0.99
                                                 =====          =====
        Diluted earnings per share               $1.10          $0.98
                                                 =====          =====
/TABLE

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         -------------------


Results of Operations
---------------------

      Net income for the quarter ended March 31, 1997 was $124 million, up $7 million, or 6 percent, from $117 million reported for the first quarter of 1996. Net income per share increased 12 percent to $1.10 from $0.98 a year ago. Return on average common shareholders' equity was 20.41 percent and return on average assets was 1.46 percent, compared to 17.27 percent and 1.33 percent, respectively, for the comparable quarter last year.


Net Interest Income
-------------------

      The Rate-Volume Analyses in Table I details the components of the change in net interest income (FTE) for the quarter ended March 31, 1997. On a fully taxable equivalent (FTE) basis, net interest income was $354 million for the three months ended March 31, 1997, unchanged over the comparable quarter in 1996.

      Excluding the sale of the Corporation's Illinois subsidiary, average total loans for the first quarter of 1997 increased $2.1 billion, or 9 percent, over the first quarter of 1996, driven primarily by growth in the commercial, international, and commercial mortgage portfolios. This growth in loans, along with a decline in lower return investment securities, created a favorable shift in the mix of earning assets. This shift was the primary factor in the rise in net interest margin. The net interest margin for the three months ended March 31, 1997, was 4.59 percent, an increase of 21 basis points from 4.38 percent for the first quarter of 1996.

      Net income generated by the risk management interest rate swap portfolio resulted in a contribution of 20 basis points to the net interest margin in the first quarter of 1997, compared to a 12 basis-point contribution in the year-earlier quarter. Interest rate swaps permit management to control the sensitivity of net interest income to fluctuations in interest rates in a manner similar to on-balance sheet investment securities but without significant impact to capital or liquidity. These instruments are designated against certain assets and liabilities, therefore, their impact on net interest income is generally offset by and should be considered in relation to the level of net interest income generated by the related on-balance sheet assets and liabilities.

      In addition to using interest rate swaps and other off-balance sheet instruments to control the Corporation's exposure to interest rate risk, management attempts to monitor the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At March 31, 1997, the Corporation was in a asset sensitive position of $849 million (on an elasticity adjusted basis), or 3 percent of earning assets. The earnings simulation analysis performed at the end of the quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at March 31, 1997 for a 200 basis point rise in short-term interest rates identified approximately $13 million, or less than 1 percent, of net interest income at risk during the next 12 months. If short-term interest rates decline 200 basis points, the Corporation will have approximately $18 million, or less than 2 percent, of net interest income at risk. These results are within established corporate policy guidelines. The preceding forward-looking statements are based on current expectations, but there are numerous factors that could cause variances in these projections as economic, industry and competitive conditions change.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Three Months Ended
                                 -------------------------------------------------------------
                                         March 31, 1997                 March 31, 1996
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $26,229       $547      8.43%   $25,144       $538      8.60%
Investment securities              4,745         81      6.81      6,951        117      6.71
Other earning assets                 141          2      6.17        249          4      6.39
----------------------------------------------------------------------------------------------
   Total earning assets           31,115        630      8.17     32,344        659      8.18

Interest-bearing deposits         15,958        160      4.06     17,390        181      4.18
Short-term borrowings              4,249         55      5.29      5,639         63      5.44
Medium- and long-term debt         4,850         76      6.31      4,609         71      6.21
Net interest rate swap (income)/
  expense (1)                          -        (15)        -          -        (10)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $25,057        276      4.45    $26,638        305      4.61
                                             -----------------               -----------------

Net interest income/
  Rate spread (FTE)                            $354      3.72                  $354      3.57
                                             ======                          ======

FTE adjustment                               $    2                          $    4
                                             ======                          ======
Impact of net noninterest-
  bearing sources of funds                               0.87                            0.81
----------------------------------------------------------------------------------------------
Net interest margin as a percent
  of average earning assets (FTE)                        4.59%                           4.38%
==============================================================================================

(1)  After allocation of the income or expense generated by interest rate swaps for the three months ended March 31, 1997, to the related assets and liabilities, the average yield on total loans was 8.56 percent as of March 31, 1997, compared to 8.65 percent a year ago.  The average cost of funds for medium- and long-term debt was 5.77 percent as of March 31, 1997, compared to
5.81 percent a year earlier.
                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                        $  (12)    $   21   $     9
Investment securities                             2        (38)      (36)
Other earning assets                              -         (2)       (2)
                                             ------------------------------
   Total earning assets                         (10)       (19)      (29)

Interest-bearing deposits                        (6)       (15)      (21)
Short-term borrowings                            (3)        (5)       (8)
Medium- and long-term debt                        1          4         5
Net interest rate swap (income)/expense          (5)         -        (5)
                                             ------------------------------
   Total interest-bearing sources               (13)       (16)      (29)
                                             ------------------------------

Net interest income/Rate spread (FTE)        $    3     $   (3)  $     -
                                             ==============================
* Rate/Volume variances are allocated to variances due to volume.
/TABLE

Provision for Loan Losses
-------------------------

      The provision for loan losses for the first quarter of 1997 was $41 million, up $13 million from the first quarter of 1996. The provision is predicated upon maintaining an adequate allowance for loan losses, which is discussed in the section entitled "Financial Condition."


Noninterest Income
------------------

      Noninterest income was $129 million for the three months ended March 31, 1997, a decrease of $8 million, or 6 percent, over the same period in
1996.   Customhouse broker and revolving credit fees decreased due to sales and joint ventures, respectively, of those businesses. Included in other noninterest income for the first quarter of 1997 is a $17 million pre-tax gain on the sale of the Corporation's bond indenture services business. Excluding the effects of non-recurring items and divestitures, noninterest income rose $5 million, a 4 percent increase over the corresponding period in 1996.

Noninterest Expenses
--------------------

      Noninterest expenses decreased 11 percent, or $30 million, to $249 million for the three months ended March 31, 1997. This was primarily a result of divestitures and the realization of benefits from the Corporation's ongoing cost control efforts. Excluding the effects of non-recurring items and divestitures, noninterest expenses remained flat when compared with the first quarter of 1996.

Provision for Income Taxes
--------------------------

      The provision for income taxes for the first quarter of 1997 totaled $68 million, an increase of 8 percent compared to $63 million reported for the same period a year ago. The effective tax rate was 35 percent for both the first quarter of 1997 and 1996.

Financial Condition
-------------------

      Total assets were $34.9 billion at March 31, 1997, compared with $34.2 billion at December 31, 1996. The Corporation has continued to generate loan growth in 1997, concentrated in the commercial and international loan categories. Since December 31, 1996, total loans have increased $843 million, or 3 percent.

      Total liabilities increased $708 million, or 2 percent, to $32.3 billion since December 31, 1996. This was primarily a result of the net issuance of $1.3 billion of medium-term notes, partially offset by a $431 million decline in other borrowed funds.


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

      At March 31, 1997, the allowance for loan losses was $391 million, an increase of $24 million, or 7 percent, since December 31, 1996. The allowance as a percentage of total loans increased to 1.45 percent, compared to 1.40 percent at December 31, 1996. As a percentage of total nonperforming assets, the allowance increased substantially from 263 percent at year-end 1996 to 407 percent at March 31, 1997.

      Net charge-offs for the first quarter of 1997 were $17 million, or
0.26 percent of average total loans, compared with $23 million, or 0.37 percent, for the year-earlier quarter. An analysis of the allowance for loan losses is presented in the notes to the consolidated financial statements.

      Nonperforming assets declined $44 million, or 31 percent, since December 31, 1996, and were categorized as follows:


(in thousands)                   March 31, 1997    December 31, 1996
                                 --------------    -----------------
Nonaccrual loans:
  Commercial                     $  33,279         $  71,991
  Real estate construction           3,423             3,576
  Commercial mortgage               18,734            22,567
  Residential mortgage               5,209             5,160
                                 ---------         ---------
       Total nonaccrual loans       60,645           130,294
Reduced-rate loans                   8,785             8,009
                                 ---------         ---------
       Total nonperforming loans    69,430           111,303
Other real estate                   26,745            28,398
                                 ---------         ---------
       Total nonperforming
         assets                  $  96,175         $ 139,701
                                 =========         =========
Loans past due 90 days or
  more-domestic                  $  54,860         $  51,748
                                 =========         =========


      Nonperforming assets as a percentage of total loans and other real estate at March 31, 1997 and December 31, 1996, were 0.36 percent and 0.53 percent, respectively.


Capital
-------

      Common shareholders' equity was down $19 million from December 31, 1996 to March 31, 1997, excluding the change in unrealized losses on investment securities available for sale. The decrease was due to the repurchase and retirement of 1.8 million shares of common stock under various corporate programs, offset by the retention of $74 million in earnings.

     Capital ratios continue to comfortably exceed minimum regulatory requirements as follows:

                                           March 31,        December 31,
                                             1997             1996
                                          -----------      -----------
Leverage ratio (3.00 - minimum)               6.98%            7.07%
Tier 1 risk-based capital
  ratio (4.0 - minimum)                       6.90             7.18
Total risk-based capital
  ratio (8.0 - minimum)                      10.64            10.99

      At March 31, 1997, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of a "well capitalized" institution as defined in the final rule under FDICIA.


Other Matters
-------------

      As disclosed in Part I, Item 3 of Form 10-K for the year ended December 31, 1996, a lawsuit was filed on July 24, 1990, by the State of Michigan against a subsidiary bank involving hazardous waste issues. The Corporation's motion for summary judgment was granted in January 1993, and the Circuit Court of Appeals upheld the judgment on December 19, 1996.
The time period allowed for review of this decision has now expired.

PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      (11)  Statement re: Computation of Earnings Per Share


(b)   Reports on Form 8-K

      January 22, 1997 - 1996 Earnings and Results of Phase III

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




Date:  May 14, 1996