Form 10-Q/A
period 1997-03-31
COMERICA INC /NEW/
filed 1997-05-23
CIK 28412

                                FORM 10-Q/A

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

                            Explanatory Note


      On May 15, 1997, Comerica Incorporated (the "Corporation") filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, with the Securities and Exchange Commission (the "Commission").

      The Corporation is now filing with the Commission its amended Quarterly Report on Form 10-Q/A. The sole purpose for filing the amended Quarterly Report is to correct the erroneous average balance for short-term borrowings at March 31, 1996, which was set forth in Table I of the Corporation's Quarterly Report on Form 10-Q. Each of the other figures set forth in the Quarterly Report on Form 10-Q is correct; the incorrect figure was a typographical error.

      For ease of reference, this amended Quarterly Report contains all of the information required to be set forth in a Quarterly Report on Form 10-Q.

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

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Three Months Ended
                                 -------------------------------------------------------------
                                         March 31, 1997                 March 31, 1996
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $26,229       $547      8.43%   $25,144       $538      8.60%
Investment securities              4,745         81      6.81      6,951        117      6.71
Other earning assets                 141          2      6.17        249          4      6.39
----------------------------------------------------------------------------------------------
   Total earning assets           31,115        630      8.17     32,344        659      8.18

Interest-bearing deposits         15,958        160      4.06     17,390        181      4.18
Short-term borrowings              4,249         55      5.29      4,639         63      5.44
Medium- and long-term debt         4,850         76      6.31      4,609         71      6.21
Net interest rate swap (income)/
  expense (1)                          -        (15)        -          -        (10)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $25,057        276      4.45    $26,638        305      4.61
                                             -----------------               -----------------

Net interest income/
  Rate spread (FTE)                            $354      3.72                  $354      3.57
                                             ======                          ======

FTE adjustment                               $    2                          $    4
                                             ======                          ======
Impact of net noninterest-
  bearing sources of funds                               0.87                            0.81
----------------------------------------------------------------------------------------------
Net interest margin as a percent
  of average earning assets (FTE)                        4.59%                           4.38%
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




Date:  May 23, 1997