Form 10-Q
period 1997-06-30
COMERICA INC /NEW/
filed 1997-08-08
CIK 28412

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1997

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

      $5 par value common stock:
          outstanding as of July 31, 1997:  105,519,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                          June 30,    December 31,      June 30,
(In thousands, except share data)             1997            1996          1996
                                       -----------    ------------   -----------
ASSETS
Cash and due from banks                $ 1,949,851    $ 1,901,760    $ 1,677,375

Interest-bearing deposits with banks         8,016         27,329        228,589
Federal funds sold and securities
  purchased under agreements to
  resell                                   124,800         32,200        442,850
Trading account securities                   6,123          6,009          5,032
Loans held for sale                         38,452         38,069         58,454

Investment securities available
  for sale                               4,808,231      4,800,034      5,590,562

Commercial loans                        14,687,352     13,520,246     13,208,865
International loans                      2,022,621      1,706,388      1,505,585
Real estate construction loans             867,787        750,760        698,592
Commercial mortgage loans                3,554,351      3,445,562      3,603,524
Residential mortgage loans               1,687,900      1,743,876      2,009,141
Consumer loans                           4,474,213      4,634,258      4,643,212
Lease financing                            430,514        405,618        360,038
                                       -----------    -----------    -----------
     Total loans                        27,724,738     26,206,708     26,028,957
Less allowance for loan losses            (404,525)      (367,165)      (364,601)
                                       -----------    -----------    -----------
     Net loans                          27,320,213     25,839,543     25,664,356

Premises and equipment                     388,827        407,663        462,480
Customers' liability on acceptances
  outstanding                               30,737         33,102        104,027
Accrued income and other assets          1,179,053      1,120,362      1,152,402
                                       -----------    -----------    -----------
     TOTAL ASSETS                      $35,854,303    $34,206,071    $35,386,127
                                       ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits (noninterest-
  bearing)                             $ 6,858,247    $ 6,712,985    $ 6,280,195
Interest-bearing deposits               15,110,753     15,357,840     16,176,726
Deposits in foreign offices                707,541        296,348        491,418
                                       -----------    -----------    -----------
     Total deposits                     22,676,541     22,367,173     22,948,339
Federal funds purchased and
  securities sold under
  agreements to repurchase                 500,011      1,395,540        355,547
Other borrowed funds                     3,534,555      3,093,651      3,790,109
Acceptances outstanding                     30,737         33,102        104,027
Accrued expenses and other
  liabilities                              373,748        459,267        276,881
Medium- and long-term debt               6,070,543      4,241,769      5,045,054
                                       -----------    -----------    -----------
     Total liabilities                  33,186,135     31,590,502     32,519,957
Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
    6/30/97, 12/31/96 and 6/30/96          250,000        250,000        250,000
Common stock - $5 par value:
  Authorized - 250,000,000 shares
  Issued-105,620,404 shares at
    6/30/97, 107,297,345 shares at
    12/31/96 and 119,294,531 shares
    at 6/30/96                             528,102        536,487        596,473
Capital surplus                                  -              -        512,155
Unrealized gains and losses on
  investment securities available
  for sale                                 (13,993)       (22,789)       (81,428)
Retained earnings                        1,906,324      1,854,116      1,773,684
Deferred compensation                       (2,265)        (2,245)        (2,723)
Less cost of common stock in
  treasury-4,371,333 shares at
  6/30/96                                        -              -       (181,991)
                                       -----------    -----------    -----------
     Total shareholders' equity          2,668,168      2,615,569      2,866,170
                                       -----------    -----------    -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY            $35,854,303    $34,206,071    $35,386,127
                                       ===========    ===========    ===========
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
                                            Three Months Ended          Six Months Ended
                                                 June 30                     June 30
                                           --------------------     ------------------------
(In thousands, except per share data)          1997        1996           1997          1996
                                           --------    --------     ----------    ----------
INTEREST INCOME
Interest and fees on loans                 $578,441    $540,923     $1,124,013    $1,077,801
Interest on investment securities:
  Taxable                                    79,534      93,300        156,017       201,621
  Exempt from federal income tax              2,937       5,055          5,992        10,383
                                           --------    --------     ----------    ----------
       Total interest on investment
         securities                          82,471      98,355        162,009       212,004

Trading account interest                         37          46            102           121
Interest on federal funds sold and
  securities purchased under agreements
  to resell                                   1,425       1,403          2,153         3,147
Interest on time deposits with banks            245         326            992           444
Interest on loans held for sale                 707       1,139          1,300         3,105
                                           --------    --------     ----------    ----------
       Total interest income                663,326     642,192      1,290,569     1,296,622

INTEREST EXPENSE
Interest on deposits                        169,805     171,927        329,471       352,817
Interest on short-term borrowings:
  Federal funds purchased and securities
     sold under agreements to repurchase     27,068      23,857         55,518        57,053
  Other borrowed funds                       29,597      27,762         56,586        57,301
Interest on medium- and long-term debt       86,501      76,071        162,182       147,321
Net interest rate swap income               (13,173)    (13,914)       (28,501)      (23,620)
                                           --------    --------     ----------    ----------
       Total interest expense               299,798     285,703        575,256       590,872
                                           --------    --------     ----------    ----------
       Net interest income                  363,528     356,489        715,313       705,750
Provision for loan losses                    34,000      25,000         75,000        53,500
                                           --------    --------     ----------    ----------
       Net interest income after
         provision for loan losses          329,528     331,489        640,313       652,250

NONINTEREST INCOME
Income from fiduciary activities             36,173      33,289         69,249        66,894
Service charges on deposit accounts          34,995      35,600         69,949        70,740
Customhouse broker fees                           -       2,640              -        10,764
Revolving credit fees                         4,774       4,518          9,340        11,442
Securities gains/(losses)                    (1,359)      3,310         (1,237)        3,670
Other noninterest income                     46,864      41,433        103,540        94,708
                                           --------    --------     ----------    ----------
       Total noninterest income             121,447     120,790        250,841       258,218

NONINTEREST EXPENSES
Salaries and employee benefits              135,443     143,036        268,358       288,960
Net occupancy expense                        22,096      25,742         45,388        52,573
Equipment expense                            15,165      16,790         31,233        34,836
FDIC insurance expense                          817         639          1,385         1,265
Telecommunications expense                    6,927       7,419         14,071        15,057
Other noninterest expenses                   68,811      76,570        137,561       156,480
                                           --------    --------     ----------    ----------
       Total noninterest expenses           249,259     270,196        497,996       549,171
                                           --------    --------     ----------    ----------
Income before income taxes                  201,716     182,083        393,158       361,297
Provision for income taxes                   72,006      63,862        139,676       126,470
                                           --------    --------     ----------    ----------
NET INCOME                                 $129,710    $118,221     $  253,482    $  234,827
                                           ========    ========     ==========    ==========
Net income applicable to common stock      $125,435    $118,221     $  244,932    $  234,827
                                           ========    ========     ==========    ==========
Net income per share                          $1.16       $1.00          $2.26         $1.98
Average common and common
  equivalent shares                         107,933     118,098        108,506       118,620

Cash dividends declared on common stock     $45,341     $45,088       $ 91,023      $ 86,327
Dividends per common share                    $0.43       $0.39          $0.86         $0.74

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries
                        Nonredeem-
                          able                           Unrealized                                       Total
                        Preferred  Common     Capital    Gains/      Retained    Deferred      Treasury   Shareholders'
(in thousands)          Stock      Stock      Surplus    (Losses)    Earnings    Compensation  Stock      Equity
                        ---------  ---------  ---------  ----------  ----------  ------------  ---------  -------------
BALANCES AT
 JANUARY 1, 1996        $      -   $575,473   $ 410,618  $  (4,141)  $1,640,980  $  (1,974)    $ (13,229) $2,607,727
Net income for 1996            -          -           -          -      234,827          -             -     234,827
Issuance of preferred
 stock                   250,000          -      (3,125)         -            -          -             -     246,875
Cash dividends
 declared on
  common stock                 -          -           -          -      (86,327)         -             -     (86,327)
Purchase of
 4,986,626 shares
 of common stock               -          -           -          -            -          -      (208,653)   (208,653)
Issuance of common
 stock for:
  Employee stock
   plans                       -          -       6,190          -      (16,004)    (1,197)       30,633      19,622
  Acquisitions                 -     21,000      98,472          -          208          -         9,258     128,938
Amortization of
 deferred
 compensation                  -          -           -          -            -        448             -         448
Change in unrealized
 gains/(losses) on
 investment securities
 available for sale            -          -           -    (77,287)           -          -             -     (77,287)
                        --------   --------   ---------  ---------   ----------  ---------     ---------  ----------
BALANCES AT
 JUNE 30, 1996          $250,000   $596,473   $ 512,155  $ (81,428)  $1,773,684  $  (2,723)    $(181,991) $2,866,170
                        ========   ========   =========  =========   ==========  =========     =========  ==========
BALANCES AT
 JANUARY 1, 1997        $250,000   $536,487   $       -  $ (22,789)  $1,854,116  $  (2,245)    $       -  $2,615,569
Net income for 1997            -          -           -          -      253,482          -             -     253,482
Cash dividends
 declared:
  Preferred stock              -          -           -          -       (8,550)         -             -      (8,550)
  Common stock                 -          -           -          -      (91,023)         -             -     (91,023)
Purchase and
 retirement of
 2,235,350 shares of
 common stock                  -    (11,176)    (18,956)         -     (101,701)         -             -    (131,833)
Issuance of common
 stock under employee
 stock plans                   -      2,791      18,956          -            -       (530)            -      21,217
Amortization of
 deferred compensation         -          -           -          -            -        510             -         510
Change in unrealized
 gains/(losses) on
 investment securities
 available for sale            -          -           -      8,796            -          -             -       8,796
                        --------   --------   ---------  ---------   ----------  ---------     ---------  ----------
BALANCES AT JUNE 30,
 1997                   $250,000   $528,102   $       -  $ (13,993)  $1,906,324  $  (2,265)    $       -  $2,668,168
                        ========   ========   =========  =========   ==========  =========     =========  ==========
/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries
                                                        Six Months Ended
                                                             June 30
                                                   ---------------------------
(in thousands)                                             1997           1996
                                                   ------------   ------------
OPERATING ACTIVITIES:
  Net income                                       $    253,482   $    234,827
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                          75,000         53,500
      Depreciation                                       29,850         33,540
      Restructuring charge                              (33,944)             -
      Net (increase) decrease in trading
        account securities                                 (114)         5,636
      Net (increase) decrease in loans held
        for sale                                           (383)       453,108
      Net (increase) decrease in accrued
        income receivable                                (6,403)        10,171
      Net increase in accrued expenses                  (40,250)      (108,735)
      Net amortization of intangibles                    14,069         16,069
      Funding for employee benefit plans                      -        (25,000)
      Other, net                                        (23,243)       213,863
                                                   ------------   ------------
         Total adjustments                               14,582        652,152
                                                   ------------   ------------
           Net cash provided by operating
             activities                                 268,064        886,979
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing
    deposits with banks                                  19,313       (204,965)
  Net increase in federal funds sold
    and securities purchased under agreements
    to resell                                           (92,600)      (169,052)
  Proceeds from sale of investment securities
    available for sale                                  155,183      1,079,019
  Proceeds from maturity of investment
    securities available for sale                       522,543        695,040
  Purchases of investment securities
    available for sale                                 (735,033)      (367,060)
  Net increase in loans (other
    than purchased loans)                            (1,507,761)      (931,537)
  Purchase of loans                                     (47,909)       (11,490)
  Fixed assets, net                                     (11,014)       (31,533)
  Net (increase) decrease in customers'
    liability on acceptances outstanding                  2,365        (82,892)
  Net cash provided by acquisitions/sales                     -         94,232
                                                   ------------   ------------
           Net cash provided by (used in)
             investing activities                    (1,694,913)        69,762
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                   309,368     (1,230,907)
  Net decrease in short-term borrowings                (454,625)      (537,291)
  Net increase (decrease) in acceptances
    outstanding                                          (2,365)        82,892
  Proceeds from issuance of medium- and
    long-term debt                                    3,230,000      1,101,000
  Repayments and purchases of medium- and
    long-term debt                                   (1,401,226)      (700,362)
  Proceeds from issuance of preferred stock                   -        246,875
  Proceeds from issuance of common stock
    and other capital transactions                       21,747         20,070
  Purchase of common stock for treasury
    and retirement                                     (131,833)      (208,653)
  Dividends paid                                        (96,126)       (81,365)
                                                   ------------   ------------
           Net cash provided by (used in)
             financing activities                     1,474,940     (1,307,741)
                                                   ------------   ------------
Net increase (decrease) in cash and due
  from banks                                             48,091       (351,000)
Cash and due from banks at beginning of year          1,901,760      2,028,375
                                                   ------------   ------------
Cash and due from banks at end of period           $  1,949,851   $  1,677,375
                                                   ============   ============
Interest paid                                      $    572,773   $    634,240
                                                   ============   ============
Income taxes paid                                  $    152,185   $    127,238
                                                   ============   ============
Noncash investing and financing activities:
  Loan transfers to other real estate              $      3,705   $      5,872
                                                   ============   ============
  Stock issued for acquisitions                    $          -   $    128,938
                                                   ============   ============



Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Comerica Incorporated and Subsidiaries (the "Corporation") on Form 10-K for the year ended December 31, 1996.
      Derivative financial instruments, including foreign exchange contracts, may be used to manage the Corporation's exposure to interest rate and foreign currency risks. These instruments are treated as hedges, and accounted for on an accrual basis, since there is a high correlation with the on-balance sheet instrument being hedged. If this correlation ceases to exist, the existing unrealized gain or loss is amortized over the remaining term of the instrument, and future changes in fair value are accounted for on a mark-to-market basis. Derivative financial instruments executed as a service to customers are accounted for on a mark-to-market basis. For further information, refer to the Accounting Policies footnote in the Corporation's 1996 annual report.


Note 2 - Investment Securities

      At June 30, 1997 investment securities having a carrying value of $3.1 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $53 million.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 3 - Allowance for Loan Losses

      The following analyzes the changes in the allowance for loan losses included in the consolidated balance sheets:

(in thousands)                           1997              1996
                                    ---------         ---------
Balance at January 1                $ 367,165         $ 341,344
Allowance acquired                          -            10,370
Loans charged off                     (59,537)          (57,950)
Recoveries on loans previously
  charged off                          21,897            17,337
                                    ---------         ---------
  Net loans charged off               (37,640)          (40,613)
Provision for loan losses              75,000            53,500
                                    ---------         ---------
Balance at June 30                  $ 404,525         $ 364,601
                                    =========         =========

      Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $52 million and $65 million for the quarter and six months ended June 30, 1997, respectively, compared to $121 million and $129 million for the comparable periods last year.
The following are period-end balances:

(in thousands)                       June 30, 1997    December 31, 1996
                                     -------------    -----------------
Total impaired loans                    $51,002            $98,050
Impaired loans requiring
   an allowance                          29,047             59,960
Impairment allowance                      4,963             19,528

Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 4 - Medium- and Long-term Debt

      Medium- and long-term debt consisted of the following at June 30, 1997 and December 31, 1996:

(in thousands)                       June 30, 1997     December 31, 1996
                                     -------------     -----------------
Parent Company
9.75% subordinated notes
  due 1999                          $   74,830         $   74,782
10.125% subordinated debentures
  due 1998                              74,923             74,880
7.25% subordinated notes due
  2007                                 148,613            148,548
                                    ----------         ----------
      Total parent company             298,366            298,210

Subsidiaries
Subordinated notes:
7.25% subordinated notes due 2007      198,145                  -
7.875% subordinated notes due 2026     146,860            146,814
8.375% subordinated notes due 2024     147,898            147,860
7.25% subordinated notes due 2002      149,167            149,089
6.875% subordinated notes due 2008      99,181             99,143
7.125% subordinated notes due 2013     148,167            148,112
                                    ----------         ----------
      Total subordinated notes         889,418            691,018

Medium-term notes:
Floating rate based on Treasury
  bill indices                               -            399,955
Floating rate based on Prime
  indices                              750,035                  -
Floating rate based on LIBOR
  indices                            2,128,758          1,448,947
Floating rate based on federal
  funds indices                        349,990                  -
Fixed rate notes with interest
  rates ranging from 5.75%
  to 6.875%                          1,649,377          1,399,040
                                    ----------         ----------
      Total medium-term notes        4,878,160          3,247,942

Notes payable maturing on dates
  ranging from 1997 through 2015         4,599              4,599
                                    ----------         ----------
      Total subsidiaries             5,772,177          3,943,559
                                    ----------         ----------
      Total medium- and long-term
        debt                        $6,070,543         $4,241,769
                                    ==========         ==========


Note 5 - Income Taxes

      The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the financial statements after deducting non-taxable items, principally interest income on state and municipal securities. State and foreign taxes are then added to the federal provision.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts

                                  June 30, 1997                 December 31, 1996
                          ------------------------------  ------------------------------
                          Notional/                       Notional/
                          Contract    Unrealized   Fair   Contract    Unrealized   Fair
                          Amount    Gains  Losses  Value  Amount    Gains  Losses  Value
(in millions)             (1)       (2)            (3)    (1)       (2)            (3)
                          ------------------------------- ------------------------------
Risk Management
Interest rate contracts
   Swaps (4)              $ 8,275  $ 59   $ (94)  $ (35)  $8,015    $ 42   $ (97)  $(55)
   Options, caps and
     floors purchased          54     -       -       -       53       -       -      -
   Caps written               151     -       -       -      152       -       -      -
Foreign exchange
contracts
   Spot and forwards          992    11      (3)      8      444      26      (4)    22
   Swaps                       49     -       -       -       38       -      (1)    (1)
                          -------  ----   -----   -----   ------    ----   -----   ----
   Total risk management    9,521    70     (97)    (27)   8,702      68    (102)   (34)

Customer Initiated and
Other
Interest rate contracts
   Caps written               354     -       -       -      358       -       -      -
   Floors purchased            22     -       -       -        2       -       -      -
   Swaps                       30     5      (5)      -       30       5      (5)     -
Foreign exchange
contracts
   Spot, forward, futures
     and options              952    16     (10)      6      644      19     (18)     1
                          -------  ----   -----   -----   ------    ----   ------  ----
   Total customer
     initiated and other    1,358    21     (15)      6    1,034      24     (23)     1
                          -------  ----   -----   -----   ------    ----   ------  ----
   Total derivatives and
     foreign exchange
     contracts            $10,879  $ 91   $(112)  $ (21)  $9,736    $ 92   $(125)  $(33)
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

(4)  Includes index amortizing swaps with a notional amount of $3,923 million and $5,054 million at June 30, 1997 and December 31, 1996, respectively.  These swaps had net unrealized losses of $59 million and $63 million at June 30, 1997 and December 31, 1996, respectively.
As of June 30, 1997, index amortizing swaps had an average expected life of approximately 3 years with a stated maturity that averaged 5 years.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts
(Continued)
Risk Management
---------------

      Interest rate risk arises in the normal course of business to the extent there is a difference between the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. This gap in the balance sheet structure reflects the sensitivity of the Corporation's net interest income to a change in interest rates. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs on-balance sheet instruments such as investment securities, as well as off-balance sheet derivative financial instruments and foreign exchange contracts to manage exposure to these and other risks, including liquidity risk.
      As an end-user, the Corporation mainly accesses the interest rate markets to obtain off-balance sheet derivatives instruments for use principally in connection with asset and liability management activities. Interest rate swaps are predominantly utilized with the objective of managing the sensitivity of net interest income to interest rate fluctuations. To accomplish this objective, interest rate swaps are primarily used to modify the interest rate characteristics of certain assets and liabilities (for example, from a floating rate to a fixed rate, a fixed rate to a floating rate, or from one floating rate index to another). This strategy achieves an optimal match between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk.
      The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of June 30, 1997. The swaps are grouped by the assets or liabilities to which they have been designated.
      Various other types of off-balance sheet financial instruments may also be used to manage interest rate and foreign currency risks associated

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts

(Continued)

with specific assets or liabilities, including interest rate caps and floors, forward and futures interest and foreign exchange rate contracts, and foreign exchange rate swaps, which are reflected in the table above. At June 30, 1997 and December 31, 1996, the notional amounts of commitments to purchase securities totaled $20 million and $60 million, respectively; the notional amounts of commitments to sell securities totaled $14 million and $8 million, respectively; and the notional amounts of commitments to sell mortgage loans totaled $26 million and $23 million, respectively. These commitments, which are similar in nature to forward contracts, are not reflected in the above table due to the immaterial impact they have on the financial statements.


Customer Initiated and Other
-----------------------------

      The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts and interest rate caps,
at the request of customers.   Market risk arising from customer initiated
foreign exchange contracts is significantly minimized by entering into offsetting transactions. Average fair values and income from customer initiated and other foreign exchange contracts were not material for the quarter ended June 30, 1997 and for the year ended December 31, 1996.
      Customer initiated interest rate caps generally are not offset by other on- or off-balance sheet financial instruments; however, authority limits have been established for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not significant for the six-month period ended June 30, 1997 and for the year ended December 31, 1996.
      Available credit lines on fixed rate credit card and check product accounts, which expose the Corporation to the risk of a reduction in net interest income as rates increase, totaled approximately $2.1 billion at June 30, 1997 and $2.0 billion at December 31, 1996. Market risk exposure arising from these revolving credit commitments is very limited, however, since it is unlikely that a significant number of customers with these accounts will simultaneously borrow up to their maximum available credit

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts(Continued)

-----------------------------------------------------------------------------------------
Remaining Expected Maturity of Risk Management Interest Rate Swaps:
                                                                  2002-          Dec. 31,
(dollar amounts in millions)    1997   1998    1999  2000   2001  2023   Total       1996
 -----------------------------------------------------------------------------------------
Variable rate asset
designation:
  Receive fixed swaps
    Generic                     $    - $    - $    - $  700 $   - $    - $  700  $    -
    Amortizing                      60    100      -      -     -      -    160     184
    Index Amortizing               345    964  1,174    727   288    405  3,903   5,014

    Weighted average: (1)
      Receive rate                6.15%  6.26%  6.38%  6.32% 6.41%  6.39%  6.32%   6.11%
      Pay rate                    5.77%  5.79%  5.80%  5.78% 5.78%  5.71%  5.78%   5.56%

  Floating/floating swaps (3)   $    - $    - $   25 $   15  $  - $    - $   40  $   25

Fixed rate asset designation:
    Pay fixed swaps
      Generic                   $    - $    - $    2 $    -  $  - $    - $    2  $    2
      Index Amortizing               2      4      3     11     -      -     20      40

      Weighted average: (1)
        Receive rate              5.69%  5.69%  5.77%  5.69%    -%     -%  5.71%   5.60%
        Pay rate                  5.37%  5.37%  7.04%  5.34%    -%     -%  5.66%   5.35%

Medium- and long-term debt
designation:
  Generic receive fixed swaps   $  350 $  750 $    - $  200  $  - $1,050 $2,350  $2,350

    Weighted average: (1)
      Receive rate                5.93%  5.97%     -%  6.91%    -%  7.62%  6.78%   6.62%
      Pay rate                    5.69%  5.66%     -   5.81%    -%  5.83%  5.75%   5.53%

  Floating/Floating swaps       $    - $1,100 $    - $    -  $  - $    - $1,100  $  400

    Weighted average: (2)
      Receive rate                   -%  5.50%     -%     -%    -%     -%  5.50%   5.32%
      Pay rate                       -%  5.75%     -%     -%    -%     -%  5.75%   5.39%

Total notional amount           $  757 $2,918 $1,204 $1,653  $288 $1,455 $8,275  $8,015
-----------------------------------------------------------------------------------------
(1)  Variable rates are based on LIBOR rates paid or received at June 30, 1997.
(2)  Variable rates paid are based on LIBOR at June 30, 1997, while variable rates received are based on prime.
(3)  Variable rates paid are based on LIBOR at June 30, 1997, and were 5.99% and
     5.94% for swaps maturing in 1999 and 2000 respectively.  Variable rates received represents the return on a principal only total return swap.  This return is based on principal paydowns of the referenced security as well as changes in market value.
-----------------------------------------------------------------------------------------


/TABLE

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts
(Continued)

lines.

Off-Balance-Sheet Derivative and Foreign Exchange Activity
----------------------------------------------------------

      The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts.

                                                           Customer Initiated
                                    Risk Management            and Other
                                 ---------------------   ---------------------
                                 Interest    Foreign     Interest    Foreign
                                 Rate        Exchange    Rate        Exchange
(in millions)                    Contracts   Contracts   Contracts   Contracts
                                 ---------------------   ---------------------
Balances at December 31, 1996    $ 8,220     $   482     $ 390       $    644

Additions                          2,774       3,176        80         22,371
Maturities/amortizations          (2,514)     (2,617)      (64)       (22,063)
Terminations                           -           -         -              -
                                 -------     -------     -----       --------
Balances at June 30, 1997        $ 8,480     $ 1,041     $ 406       $    952
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


Note 7 - Earnings per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 on "Earnings per Share". The statement changes the computation, presentation, and disclosure requirements for earnings per share in financial statements for periods ending after December 15, 1997. The following table compares reported earnings per share, as computed under Accounting Principles Board
(APB) Opinion No. 15, and a pro forma presentation computed under SFAS No.
128.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 7 - Earnings per Share - (Continued)

                                   Three Months Ended    Six Months Ended
                                        June 30              June 30
                                   ------------------    ----------------
                                    1997        1996      1997      1996
                                   ------      ------    ------    ------
As reported under APB
Opinion No. 15
----------------------------

  Primary earnings per share       $1.16       $1.00     $2.26     $1.98
                                   =====       =====     =====     =====
  Fully diluted earnings per
    share                          $1.16       $1.00     $2.25     $1.98
                                   =====       =====     =====     =====
Pro forma under SFAS No. 128
----------------------------

  Basic earnings per share         $1.19       $1.02     $2.31     $2.01
                                   =====       =====     =====     =====

  Diluted earnings per share       $1.16       $1.00     $2.26     $1.98
                                   =====       =====     =====     =====
/TABLE

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         -----------------------

Results of Operations
---------------------

      Net income for the quarter ended June 30, 1997 was $130 million, up $12 million, or 10 percent, from $118 million reported for the second quarter of 1996. Net income per share increased 16 percent to $1.16 from $1.00 a year ago. Return on average common shareholders' equity was 21.31 percent and return on average assets was 1.49 percent, compared to 17.73 percent and 1.37 percent, respectively, for the comparable quarter last year.
      Net income for the first six months of 1997 was $2.26 per share, or $253 million, compared to $1.98 or $235 million for the same period in 1996, increases of 14 percent and 8 percent, respectively. Return on common equity was 20.86 percent and return on assets was 1.48 percent, compared to 17.50 percent and 1.35 percent, respectively, for the first six months of 1996.


Net Interest Income
-------------------

      The rate-volume analysis in Table I details the components of the change in net interest income (FTE) for the quarter ended June 30, 1997. On a fully taxable equivalent (FTE) basis, net interest income was $366 million for the three months ended June 30, 1997, an increase of $5 million over the comparable quarter in 1996.
      Excluding the sale of the Corporation's Illinois subsidiary, average total loans for the second quarter of 1997 increased $2.4 billion, or 10 percent, over the second quarter of 1996, driven primarily by growth in the commercial, international, and commercial mortgage portfolios. The net interest margin for the three months ended June 30, 1997, was 4.57 percent, an increase of 2 basis points from 4.55 percent for the second quarter of 1996.
      Table II provides an analysis of net interest income for the first six months of 1997. On an FTE basis, net interest income for the six months ended June 30, 1997 was $720 million compared to $714 million for the same period in 1996. This increase was due to the same factors

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Three Months Ended
                                 -------------------------------------------------------------
                                          June 30, 1997                   June 30, 1996
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $27,046       $579      8.59%   $25,592       $542      8.51%
Investment securities              4,806         84      6.90      5,895        101      6.78
Other earning assets                 157          3      6.24        202          3      5.77
----------------------------------------------------------------------------------------------
   Total earning assets           32,009        666      8.32     31,689        646      8.17

Interest-bearing deposits         16,412        170      4.15     16,918        172      4.09
Short-term borrowings              4,140         57      5.49      3,938         51      5.28
Medium- and long-term debt         5,525         86      6.28      4,986         76      6.13
Net interest rate swap (income)/
  expense (1)                          -        (13)        -          -        (14)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $26,077        300      4.61    $25,842        285      4.45
                                               --------------                  ---------------
Net interest income/
  Rate spread (FTE)                            $366      3.71                  $361      3.72
                                               ====                            ====

FTE adjustment                                 $  2                            $  4
                                               ====                            ====
Impact of net noninterest-bearing
  sources of funds                                       0.86                            0.83
----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.57%                           4.55%
==============================================================================================
(1)  After allocation of the income or expense generated by interest rate swaps for the three months ended June 30, 1997, to the related assets and liabilities, the average yield on total loans was 8.68 percent as of June 30, 1997, compared to 8.66 percent a year ago.  The average cost of funds for medium- and long-term debt was 5.80 percent as of June 30, 1997, compared to 5.74 percent a year earlier.
                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                         $  8      $  29      $  37
Investment securities                            2        (19)       (17)
Other earning assets                             1         (1)         -
                                             ------------------------------
   Total earning assets                         11          9         20

Interest-bearing deposits                        1         (3)        (2)
Short-term borrowings                            3          3          6
Medium- and long-term debt                       2          8         10
Net interest rate swap
  (income)/expense                               1          -          1
                                             ------------------------------
   Total interest-bearing sources                7          8         15
                                             ------------------------------

Net interest income/Rate spread (FTE)        $   4       $  1      $   5
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.
/TABLE

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                     Six Months Ended
                                 -------------------------------------------------------------
                                         June 30, 1997                   June 30, 1996
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $26,640     $1,126      8.51%   $25,368     $1,080      8.56%
Investment securities              4,776        165      6.86      6,423        218      6.75
Other earning assets                 149          4      6.20        225          7      6.17
----------------------------------------------------------------------------------------------
   Total earning assets           31,565      1,295      8.24     32,016      1,305      8.17

Interest-bearing deposits         16,186        329      4.10     17,154        353      4.14
Short-term borrowings              4,195        112      5.39      4,289        114      5.36
Medium- and long-term debt         5,189        162      6.29      4,797        147      6.17
Net interest rate swap
  (income)/expense (1)                 -        (28)        -          -        (23)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $25,570        575      4.53    $26,240        591      4.53
                                             -----------------               ------------------
Net interest income/
  Rate spread (FTE)                          $  720      3.71                $  714      3.64
                                             ======                          ======

FTE adjustment                               $    5                          $    8
                                             ======                          ======
Impact of net noninterest-bearing
  sources of funds                                       0.87                            0.83
----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.58%                           4.47%
==============================================================================================
(1)  After allocation of the income or expense generated by interest rate swaps for the six months ended June 30, 1997, to the related assets and liabilities, the average yield on total loans was 8.63 percent as of June 30, 1997, compared to 8.68 percent a year ago.  The average cost of funds for medium- and long-term debt was 5.79 percent as of June 30, 1997, compared to
5.79 percent a year earlier.

                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                         $ (4)      $ 50       $ 46
Investment securities                            4        (57)       (53)
Other earning assets                             -         (3)        (3)
                                             ------------------------------
   Total earning assets                          -        (10)       (10)

Interest-bearing deposits                       (5)       (19)       (24)
Short-term borrowings                            -         (2)        (2)
Medium- and long-term debt                       3         12         15
Net interest rate swap
  (income)/expense                              (5)         -         (5)
                                             ------------------------------
   Total interest-bearing sources               (7)        (9)       (16)
                                             ------------------------------

Net interest income/Rate spread (FTE)        $   7       $ (1)      $  6
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.

/TABLE

indicated in the quarterly discussion. Excluding the sale of the Corporation's Illinois subsidiary, average total loans increased $2.2 billion for the first six months of 1997 compared to the first six months of 1996. The net interest margin for the six months ended June 30, 1997 was 4.58 percent compared to 4.47 percent for the same period in 1996.
      Net income generated by the risk management interest rate swap portfolio resulted in a contribution of 16 basis points to the net interest margin in the second quarter of 1997, compared to a 18 basis-point contribution in the year-earlier quarter. The contribution for the first six months of 1997 was 18 basis points compared to a 15 basis-point contribution in 1996. Interest rate swaps permit management to control the sensitivity of net interest income to fluctuations in interest rates in a manner similar to on-balance sheet investment securities but without significant impact to capital or liquidity. These instruments are designated against certain assets and liabilities, therefore, their impact on net interest income is generally offset by and should be considered in relation to the level of net interest income generated by the related on-balance sheet assets and liabilities.
      In addition to using interest rate swaps and other off-balance sheet instruments to control the Corporation's exposure to interest rate risk, management attempts to monitor the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At June 30, 1997, the Corporation was in a asset sensitive position of $410 million (on an elasticity adjusted basis), or 1 percent of earning assets. The earnings simulation analysis performed at the end of the quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at June 30, 1997 for a 200 basis point rise in short-term interest rates identified approximately $5 million, or less than 1 percent, of net interest income at risk during the next 12 months. If short-term interest rates decline 200 basis points, the Corporation will have approximately $15 million, or 1 percent, of net interest income at risk. These results are within established corporate policy guidelines. The preceding forward-looking statements are based on current expectations and the assumptions made in the earnings simulation analyses, but there are numerous factors that could cause variances in these projections, and their underlying assumptions, as economic, industry and competitive conditions change.


Provision for Loan Losses
-------------------------

      The provision for loan losses for the second quarter of 1997 was $34 million, up $9 million from the second quarter of 1996. The provision for the first six months of 1997 was $75 million compared to $54 million for the same period in 1996. The provision is predicated upon maintaining an adequate allowance for loan losses, which is discussed in the section entitled "Financial Condition."


Noninterest Income
------------------

      Noninterest income was $121 million for the three months ended June 30, 1997, unchanged over the same period in 1996. Excluding the effect of divestitures and securities gains and losses, noninterest income increased 11 percent in the second quarter of 1997, compared to the second quarter of 1996. Trust fees and both retail and commercial fee income accounted for the majority of this increase. For the first six months of 1997, noninterest income was $251 million, a decrease of $7 million, or 3 percent, from the first six months of 1996. Customhouse broker and revolving credit fees decreased due to sales and joint ventures, respectively, of those businesses. Included in other noninterest income for the first quarter of 1997 was a $17 million pre-tax gain on the sale of the Corporation's bond indenture services business. Excluding the effects of non-recurring items and divestitures, noninterest income rose $13 million, a 5 percent increase over the first six months of 1996.


Noninterest Expenses
--------------------

      Noninterest expenses decreased 8 percent, or $21 million, to $249 million for the quarter ended June 30, 1997. For the first six months of 1997, noninterest expenses were $498 million, a decrease of $51 million, or 9 percent, from the first six months of 1996. These decreases were primarily a result of divestitures and the realization of benefits from the Corporation's ongoing cost control efforts. Excluding the effects of non-recurring items and divestitures, noninterest expenses remained flat when compared with the first quarter and first six months of 1996.


Provision for Income Taxes
--------------------------

      The provision for income taxes for the second quarter of 1997 totaled $72 million, an increase of 13 percent compared to $64 million reported for the same period a year ago. The provision for the first six months of 1997 was $140 million compared to $126 million for the same period in 1996. The effective tax rate was 36 percent for the second quarter and first six months of 1997 compared to 35 percent for comparable periods in 1996. The increase in the effective rate is due to a reduction in tax-exempt securities as well as a higher proportion of state income taxes.


Financial Condition
-------------------

      Total assets were $35.9 billion at June 30, 1997, compared with $34.2 billion at December 31, 1996. The Corporation has continued to generate loan growth in 1997, concentrated in the commercial and international loan categories. Since December 31, 1996, total loans have increased $1.5 billion, or 6 percent.
      Total liabilities increased $1.6 billion, or 5 percent, to $33.2 billion since December 31, 1996. This was primarily a result of the net issuance of $1.8 billion of medium-term and long-term notes, offset by a $455 million decline in short-term borrowings.


Allowance for Loan Losses and Nonperforming Assets
--------------------------------------------------

      Management determines the adequacy of the allowance for loan losses by applying projected loss ratios to the risk-ratings of loans, both individually and by category. The projected loss ratios incorporate such factors as recent loan loss experience, current economic conditions and trends, geographic dispersion of borrowers, trends in past due and nonaccrual amounts, risk characteristics of various categories and concentrations of loans, and transfer risks.
      At June 30, 1997, the allowance for loan losses was $405 million, an increase of $37 million, or 10 percent, since December 31, 1996. The allowance as a percentage of total loans increased to 1.46 percent, compared to 1.40 percent at December 31, 1996. As a percentage of total nonperforming assets, the allowance increased substantially from 263 percent at year-end 1996 to 431 percent at June 30, 1997.
      Net charge-offs for the second quarter of 1997 were $21 million, or
0.31 percent of average total loans, compared with $18 million, or 0.28 percent, for the year-earlier quarter. Net charge-offs for the first six months of 1997 were $38 million, or 0.28 percent of average total loans, compared with $41 million, or 0.32 percent, for the same period last year. An analysis of the allowance for loan losses is presented in the notes to the consolidated financial statements.
      Nonperforming assets declined $46 million, or 33 percent, since December 31, 1996, and were categorized as follows:

                                       June 30,        December 31,
(in thousands)                            1997                1996
                                 -------------        ------------
Nonaccrual loans:
  Commercial                     $      30,737        $     71,991
  Real estate construction               2,381               3,576
  Commercial mortgage                   19,251              22,567
  Residential mortgage                   4,790               5,160
                                 -------------        ------------
       Total nonaccrual loans           57,159             130,294
Reduced-rate loans                       9,889               8,009
                                 -------------        ------------
       Total nonperforming loans        67,048             111,303
Other real estate                       26,754              28,398
                                 -------------        ------------
  Total nonperforming assets     $      93,802        $    139,701
                                 =============        ============

Loans past due 90 days or more   $      53,620        $     51,748
                                 =============        ============

      Nonperforming assets as a percentage of total loans and other real estate at June 30, 1997 and December 31, 1996, were 0.34 percent and 0.53 percent, respectively.

Capital
-------

      Common shareholders' equity was up $44 million from December 31, 1996 to June 30, 1997, excluding the change in unrealized losses on investment securities available for sale. The increase was due to the retention of $154 million in earnings, offset by the repurchase and retirement of 2.2 million shares of common stock under various corporate programs.
      Capital ratios continue to comfortably exceed minimum regulatory requirements as follows:

                                            June 30,      December 31,
                                              1997            1996
                                         -------------    ------------
Leverage ratio (3.00 - minimum)               6.97%            7.07%
Tier 1 risk-based capital
  ratio (4.0 - minimum)                       6.91             7.18
Total risk-based capital
  ratio (8.0 - minimum)                      11.08            10.99


      At June 30, 1997, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of a "well capitalized" institution as defined in the final rule under FDICIA.

PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     (11)  Statement re:  Computation of Earnings Per Share
     (27)  Financial Data Schedule

(b)  Reports on Form 8-K

     The Corporation did not file any reports on Form 8-K during the three months ended June 30, 1997.

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




Date:  August 8, 1997