Form 10-Q
period 1997-09-30
COMERICA INC /NEW/
filed 1997-11-13
CIK 28412

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997

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

      $5 par value common stock:
          outstanding as of October 31, 1997:  105,056,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                      September 30,   December 31,   September 30,
(In thousands, except share data)              1997           1996            1996
                                      -------------   ------------   -------------
ASSETS
Cash and due from banks               $ 1,886,293     $ 1,901,760    $ 1,825,035

Interest-bearing deposits with banks        3,148          27,329         17,694
Federal funds sold and securities
  purchased under agreements to
  resell                                   41,358          32,200        663,300
Trading account securities                  5,718           6,009          4,192
Loans held for sale                        42,745          38,069         45,812

Investment securities available
  for sale                              4,716,940       4,800,034      5,181,562

Commercial loans                       14,865,246      13,520,246     12,901,329
International loans                     2,110,663       1,706,388      1,594,841
Real estate construction loans            974,779         750,760        749,849
Commercial mortgage loans               3,574,011       3,445,562      3,381,442
Residential mortgage loans              1,642,226       1,743,876      1,775,318
Consumer loans                          4,432,242       4,634,258      4,599,028
Lease financing                           496,825         405,618        365,514
                                      -----------     -----------    -----------
     Total loans                       28,095,992      26,206,708     25,367,321
Less allowance for loan losses           (412,582)       (367,165)      (357,456)
                                      -----------     -----------    -----------
     Net loans                         27,683,410      25,839,543     25,009,865

Premises and equipment                    384,202         407,663        425,836
Customers' liability on acceptances
  outstanding                              26,237          33,102         60,150
Accrued income and other assets         1,114,832       1,120,362      1,108,300
                                      -----------     -----------    -----------
     TOTAL ASSETS                     $35,904,883     $34,206,071    $34,341,746
                                      ===========     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits (noninterest-
  bearing)                            $ 6,420,063     $ 6,712,985    $ 6,103,117
Interest-bearing deposits              15,131,775      15,357,840     15,231,254
Deposits in foreign offices               506,466         296,348        528,678
                                      -----------     -----------    -----------
     Total deposits                    22,058,304      22,367,173     21,863,049
Federal funds purchased and
  securities sold under
  agreements to repurchase                625,469       1,395,540        599,683
Other borrowed funds                    3,465,473       3,093,651      4,362,090
Acceptances outstanding                    26,237          33,102         60,150
Accrued expenses and other
  liabilities                             369,597         459,267        365,855
Medium- and long-term debt              6,615,449       4,241,769      4,491,981
                                      -----------     -----------    -----------
     Total liabilities                 33,160,529      31,590,502     31,742,808
Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
    9/30/97, 12/31/96 and 9/30/96         250,000         250,000        250,000
Common stock - $5 par value:
  Authorized - 250,000,000 shares
  Issued-105,239,666 shares at
    9/30/97, 107,297,345 shares at
    12/31/96 and 107,402,840 shares
    at 9/30/96                            526,198         536,487        537,014
Capital surplus                                 -               -         12,575
Unrealized gains and losses on
  investment securities available
  for sale                                  7,606         (22,789)       (42,597)
Retained earnings                       1,962,568       1,854,116      1,844,430
Deferred compensation                      (2,018)         (2,245)        (2,484)
                                      -----------     -----------    -----------
     Total shareholders' equity         2,744,354       2,615,569      2,598,938
                                      -----------     -----------    -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY           $35,904,883     $34,206,071    $34,341,746
                                      ===========     ===========    ===========
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
                                            Three Months Ended          Nine Months Ended
                                               September 30               September 30
                                           --------------------     ------------------------
(In thousands, except per share data)          1997        1996           1997          1996
                                           --------    --------     ----------    ----------
INTEREST INCOME
Interest and fees on loans                 $590,198    $540,097     $1,714,211    $1,617,898
Interest on investment securities:
  Taxable                                    80,265      86,212        236,282       287,833
  Exempt from federal income tax              2,486       3,871          8,478        14,254
                                           --------    --------     ----------    ----------
       Total interest on investment
         securities                          82,751      90,083        244,760       302,087

Trading account interest                         55          35            157           156
Interest on federal funds sold and
  securities purchased under agreements
  to resell                                     835       1,165          2,988         4,312
Interest on time deposits with banks            198         988          1,190         1,432
Interest on loans held for sale                 634       1,053          1,934         4,158
                                           --------    --------     ----------    ----------
       Total interest income                674,671     633,421      1,965,240     1,930,043

INTEREST EXPENSE
Interest on deposits                        173,193     167,561        502,664       520,378
Interest on short-term borrowings:
  Federal funds purchased and securities
     sold under agreements to repurchase     27,276      20,617         82,794        77,670
  Other borrowed funds                       22,813      27,511         79,399        84,812
Interest on medium- and long-term debt      101,613      76,919        263,795       224,240
Net interest rate swap income               (11,805)    (12,454)       (40,306)      (36,074)
                                           --------    --------     ----------    ----------
       Total interest expense               313,090     280,154        888,346       871,026
                                           --------    --------     ----------    ----------
       Net interest income                  361,581     353,267      1,076,894     1,059,017
Provision for loan losses                    34,000      28,500        109,000        82,000
                                           --------    --------     ----------    ----------
       Net interest income after
         provision for loan losses          327,581     324,767        967,894       977,017

NONINTEREST INCOME
Income from fiduciary activities             37,622      32,494        106,871        99,388
Service charges on deposit accounts          35,036      34,621        104,985       105,361
Customhouse broker fees                           -           -              -        10,764
Revolving credit fees                         4,846       5,293         14,186        16,735
Securities gains/(losses)                     1,096        (276)          (141)        3,394
Other noninterest income                     57,747      44,196        161,287       138,904
                                           --------    --------     ----------    ----------
       Total noninterest income             136,347     116,328        387,188       374,546

NONINTEREST EXPENSES
Salaries and employee benefits              135,311     135,055        403,669       424,015
Net occupancy expense                        22,311      23,817         67,699        76,390
Equipment expense                            15,055      16,508         46,288        51,344
FDIC insurance expense                          799       6,179          2,184         7,444
Telecommunications expense                    6,894       6,376         20,965        21,433
Other noninterest expenses                   72,252      65,700        209,813       222,180
                                           --------    --------     ----------    ----------
       Total noninterest expenses           252,622     253,635        750,618       802,806
                                           --------    --------     ----------    ----------
Income before income taxes                  211,306     187,460        604,464       548,757
Provision for income taxes                   74,239      65,942        213,915       192,412
                                           --------    --------     ----------    ----------
NET INCOME                                 $137,067    $121,518     $  390,549    $  356,345
                                           ========    ========     ==========    ==========
Net income applicable to common stock      $132,792    $116,768     $  377,724    $  351,595
                                           ========    ========     ==========    ==========
Primary net income per share                  $1.23       $1.04          $3.49         $3.02
Average common and common
  equivalent shares                         108,143     112,538        108,382       116,563

Cash dividends declared on common stock     $45,253     $45,951       $136,276      $128,278
Dividends per common share                    $0.43       $0.39          $1.29         $1.13

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries
                        Nonredeem-
                          able                           Unrealized                                        Total
                        Preferred  Common     Capital    Gains/      Retained    Deferred      Treasury   Shareholders'
(in thousands)          Stock      Stock      Surplus    (Losses)    Earnings    Compensation  Stock      Equity
                        ---------  ---------  ---------  ----------  ----------  ------------  ---------  -------------
BALANCES AT
 JANUARY 1, 1996        $      -   $575,473   $ 410,618  $  (4,141)  $1,640,980  $  (1,974)    $ (13,229) $2,607,727
Net income for 1996            -          -           -          -      356,345          -             -     356,345
Issuance of preferred
 stock                   250,000          -      (3,214)         -            -          -             -     246,786
Cash dividends
 declared
  Preferred stock              -          -           -          -       (4,750)         -             -      (4,750)
  Common stock                 -          -           -          -     (128,278)         -             -    (128,278)
Purchase and retire-
 ment of 11,896,496            -    (59,483)   (501,847)         -            -          -       (36,324)   (597,654)
Issuance of common
 stock for:
  Employee stock
   plans                       -         24       8,546          -      (20,075)    (1,197)       40,295      27,593
  Acquisitions                 -     21,000      98,472          -          208          -         9,258     128,938
Amortization of
 deferred
 compensation                  -          -           -          -            -        687             -         687
Change in unrealized
 gains/(losses) on
 investment securities
 available for sale            -          -           -    (38,456)           -          -             -      (38,456)
                        --------   --------   ---------  ---------   ----------  ---------     ---------   ----------
BALANCES AT
 SEPTEMBER 30, 1996     $250,000   $537,014   $  12,575   $(42,597)  $1,844,430  $  (2,484)    $       -   $2,598,938
                        ========   ========   =========   ========   ==========  =========     =========   ==========
BALANCES AT
 JANUARY 1, 1997        $250,000   $536,487   $       -   $(22,789)  $1,854,116  $  (2,245)    $       -   $2,615,569
Net income for 1997            -          -           -          -      390,549          -             -      390,549
Cash dividends
 declared:
  Preferred stock              -          -           -          -      (12,825)         -             -      (12,825)
  Common stock                 -          -           -          -     (136,276)         -             -     (136,276)
Purchase and
 retirement of
 2,772,227 shares of
 common stock                  -    (13,861)    (24,860)         -     (133,005)         -             -     (171,726)
Issuance of common
 stock under employee
 stock plans                   -      3,572      24,860          -            9       (531)            -       27,910
Amortization of
 deferred compensation         -          -           -          -            -        758             -          758
Change in unrealized
 gains/(losses) on
 investment securities
 available for sale            -          -           -     30,395            -          -             -       30,395
                        --------   --------   ---------  ---------   ----------  ---------     ---------   ----------
BALANCES AT
 SEPTEMBER 30, 1997     $250,000   $526,198   $       -  $   7,606   $1,962,568  $  (2,018)    $       -   $2,744,354
                        ========   ========   =========  =========   ========== ==========     =========   ==========
/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries
                                                        Nine Months Ended
                                                          September 30
                                                   ---------------------------
(in thousands)                                             1997           1996
                                                   ------------   ------------
OPERATING ACTIVITIES:
  Net income                                       $    390,549   $    356,345
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                         109,000         82,000
      Depreciation                                       44,344         49,741
      Restructuring charge                              (40,837)             -
      Net decrease in trading account securities            291          6,476
      Net (increase) decrease in loans held
        for sale                                         (4,676)       465,750
      Net (increase) decrease in accrued
        income receivable                               (24,031)         1,764
      Net increase (decrease) in accrued expenses         8,037        (58,202)
      Net amortization of intangibles                    21,132         23,399
      Funding for employee benefit plans                      -        (25,000)
      Other, net                                         42,946        232,537
                                                   ------------   ------------
         Total adjustments                              156,206        778,465
                                                   ------------   ------------
           Net cash provided by operating
             activities                                 546,755      1,134,810
INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits
    with banks                                           24,181          5,930
  Net increase in federal funds sold
    and securities purchased under agreements
    to resell                                            (9,158)      (626,202)
  Proceeds from sale of investment securities
    available for sale                                  175,782      1,100,180
  Proceeds from maturity of investment
    securities available for sale                       768,755      1,029,425
  Purchases of investment securities
    available for sale                                 (880,174)      (444,454)
  Net increase in loans (other
    than purchased loans)                            (1,902,362)    (1,038,893)
  Purchase of loans                                     (50,505)       (29,433)
  Fixed assets, net                                     (20,883)       (47,176)
  Net (increase) decrease in customers'
    liability on acceptances outstanding                  6,865        (39,389)
  Net cash provided by acquisitions/sales                     -        200,459
                                                   ------------   ------------
           Net cash provided by (used in)
             investing activities                    (1,887,499)       110,447
FINANCING ACTIVITIES:
  Net decrease in deposits                             (308,869)    (1,329,983)
  Net increase (decrease) in short-term
    borrowings                                         (398,249)       343,526
  Net increase (decrease) in acceptances
    outstanding                                          (6,865)        39,389
  Proceeds from issuance of medium- and
    long-term debt                                    4,525,000      1,851,000
  Repayments and purchases of medium- and
    long-term debt                                   (2,151,320)    (1,903,438)
  Proceeds from issuance of preferred stock                   -        246,786
  Proceeds from issuance of common stock
    and other capital transactions                       28,441         28,280
  Purchase of common stock for treasury
    and retirement                                     (171,726)      (597,654)
  Dividends paid                                       (191,135)      (126,503)
                                                   ------------   ------------
           Net cash provided by (used in)
             financing activities                     1,325,277     (1,448,597)
                                                   ------------   ------------
Net decrease in cash and due from banks                 (15,467)      (203,340)
Cash and due from banks at beginning of year          1,901,760      2,028,375
                                                   ------------   ------------
Cash and due from banks at end of period           $  1,886,293   $  1,825,035
                                                   ============   ============
Interest paid                                      $    874,178   $    910,053
                                                   ============   ============
Income taxes paid                                  $    215,349   $    182,483
                                                   ============   ============
Noncash investing and financing activities:
  Loan transfers to other real estate              $      6,031   $      9,152
                                                   ============   ============
  Stock issued for acquisitions                    $          -   $    128,938
                                                   ============   ============



Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Comerica Incorporated and Subsidiaries (the "Corporation") on Form 10-K for the year ended December 31, 1996.
      Derivative financial instruments, including foreign exchange contracts, may be used to manage the Corporation's exposure to interest rate and foreign currency risks. These instruments are treated as hedges, and accounted for on an accrual basis, since there is a high correlation with the on-balance sheet instrument being hedged. If this correlation ceases to exist, the existing unrealized gain or loss is amortized over the remaining term of the instrument, and future changes in fair value are accounted for on a mark-to-market basis. Derivative financial instruments executed as a service to customers are accounted for on a mark-to-market basis. For further information, refer to the Accounting Policies footnote in the Corporation's 1996 annual report.


Note 2 - Investment Securities

      At September 30, 1997, investment securities having a carrying value of $2.9 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $38 million.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 3 - Allowance for Loan Losses

      The following analyzes the changes in the allowance for loan losses included in the consolidated balance sheets:

(in thousands)                           1997              1996
                                    ---------         ---------
Balance at January 1                $ 367,165         $ 341,344
Allowance acquired (sold), net              -            (3,630)
Loans charged off                     (93,462)          (90,654)
Recoveries on loans previously
  charged off                          29,879            28,396
                                    ---------         ---------
  Net loans charged off               (63,583)          (62,258)
Provision for loan losses             109,000            82,000
                                    ---------         ---------
Balance at September 30             $ 412,582         $ 357,456
                                    =========         =========

      Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $84 million and $71 million for the quarter and nine months ended September 30, 1997, respectively, compared to $102 million and $120 million for the comparable periods last year.
The following are period-end balances:

(in thousands)                    September 30, 1997    December 31, 1996
                                  ------------------    -----------------

Total impaired loans                   $88,241              $98,050
Impaired loans requiring
  an allowance                          69,609               59,960
Impairment allowance                    23,162               19,528

Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 4 - Medium- and Long-term Debt

      Medium- and long-term debt consisted of the following at September 30, 1997 and December 31, 1996:

(in thousands)                     September 30, 1997   December 31, 1996
                                   ------------------   -----------------
Parent Company
9.75% subordinated notes
  due 1999                         $   74,853           $   74,782
10.125% subordinated debentures
  due 1998                             74,945               74,880
7.25% subordinated notes due
  2007                                148,645              148,548
                                   ----------           ----------
      Total parent company            298,443              298,210

Subsidiaries
Subordinated notes:
7.25% subordinated notes due
  2007                                198,128                    -
7.875% subordinated notes due
  2026                                146,887              146,814
8.375% subordinated notes due
  2024                                147,918              147,860
7.25% subordinated notes due
  2002                                149,206              149,089
6.875% subordinated notes due
  2008                                 99,200               99,143
7.125% subordinated notes due
  2013                                148,196              148,112
                                   ----------           ----------
      Total subordinated notes        889,535              691,018

Medium-term notes:
Floating rate based on Treasury
  bill indices                         37,000              399,955
Floating rate based on Prime
  indices                           1,100,021                    -
Floating rate based on LIBOR
  indices                           2,786,658            1,448,947
Floating rate based on Federal
  Funds indices                       349,994                    -
Fixed rate notes with interest
  rates ranging from 5.80%
  to 6.75%                          1,149,504            1,399,040
                                   ----------           ----------
      Total medium-term notes       5,423,177            3,247,942

Notes payable maturing on dates
  ranging from 1997 through 2015        4,294                4,599
                                   ----------           ----------
      Total subsidiaries            6,317,066            3,943,559
                                   ----------           ----------
      Total medium- and long-term
        debt                       $6,615,449           $4,241,769
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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts

                                September 30, 1997              December 31, 1996
                          ------------------------------  ------------------------------
                          Notional/                       Notional/
                          Contract    Unrealized   Fair   Contract    Unrealized   Fair
                          Amount    Gains  Losses  Value  Amount    Gains  Losses  Value
(in millions)             (1)       (2)            (3)    (1)       (2)            (3)
                          ------------------------------- ------------------------------
Risk Management
Interest rate contracts
   Swaps (4)              $ 8,129  $ 92   $ (39)  $  53   $8,015    $ 42   $ (97)  $(55)
   Options, caps and
     floors purchased          52     -       -       -       53       -       -      -
   Caps written                 -     -       -       -      152       -       -      -
Foreign exchange contracts
   Spot and forwards          900     3      (9)     (6)     444      26      (4)    22
   Swaps                      160     6      (1)      5       38       -      (1)    (1)
                          -------  ----   -----   -----   ------    ----   -----   ----
   Total risk management    9,241   101     (49)     52    8,702      68    (102)   (34)

Customer Initiated and
Other
Interest rate contracts
   Caps written               366     -       -       -      358       -       -      -
   Floors purchased            32     -       -       -        2       -       -      -
   Forward rate agreements
     purchased                120     -       -       -        -       -       -      -
   Forward rate agreements
     sold                     120     -       -       -        -       -       -      -
   Swaps                       30     5      (5)      -       30       5      (5)     -
Foreign exchange contracts
   Spot, forward, futures
     and options            1,593    19     (13)      6      644      19     (18)     1
                          -------  ----   -----   -----   ------    ----   ------  ----
   Total customer
     initiated and other    2,261    24     (18)      6    1,034      24     (23)     1
                          -------  ----   -----   -----   ------    ----   ------  ----
   Total derivatives and
     foreign exchange
     contracts            $11,502  $125   $ (67)  $  58   $9,736    $ 92   $(125)  $(33)
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

(4)  Includes index amortizing swaps with a notional amount of $3,760 million and $5,054 million at September 30, 1997 and December 31, 1996, respectively.  These swaps had net unrealized losses of $21 million and $63 million at September 30, 1997 and December 31, 1996, respectively.  As of September 30, 1997, index amortizing swaps had an average expected life of approximately 3 years with a stated maturity that averaged 5 years.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts
(Continued)
Risk Management
---------------

      Interest rate risk arises in the normal course of business to the extent there is a difference between the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. This gap in the balance sheet structure reflects the sensitivity of the Corporation's net interest income to a change in interest rates. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs on-balance sheet instruments such as investment securities, as well as off-balance sheet derivative financial instruments and foreign exchange contracts, to manage exposure to these and other risks, including liquidity risk.
      As an end-user, the Corporation mainly accesses the interest rate markets to obtain off-balance sheet derivatives instruments for use principally in connection with asset and liability management activities. Interest rate swaps are predominantly utilized with the objective of managing the sensitivity of net interest income to interest rate fluctuations. To accomplish this objective, interest rate swaps are primarily used to modify the interest rate characteristics of certain assets and liabilities (for example, from a floating rate to a fixed rate, a fixed rate to a floating rate, or from one floating rate index to another). Management believes this strategy achieves an optimal match between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although there can be no assurance that such a strategy will be successful.
      The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of September 30, 1997. The swaps are grouped by the assets or liabilities to which they have been designated.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts

(Continued)

      Various other types of off-balance sheet financial instruments may also be used to manage interest rate and foreign currency risks associated with specific assets or liabilities, including interest rate caps and floors, forward and futures interest and foreign exchange rate contracts, and foreign exchange rate swaps, which are reflected in the table above. At September 30, 1997 and December 31, 1996, the notional amounts of commitments to purchase securities totaled $15 million and $60 million, respectively; the notional amounts of commitments to sell securities totaled $17 million and $8 million, respectively; and the notional amounts of commitments to sell mortgage loans totaled $33 million and $23 million, respectively. These commitments, which are similar in nature to forward contracts, are not reflected in the above table due to the immaterial impact they have on the financial statements.


Customer Initiated and Other
-----------------------------

      The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts, interest rate caps and
forward rate agreements, at the request of customers.   Market risk
arising from customer initiated foreign exchange contracts and forward rate agreements is significantly minimized by entering into offsetting transactions. Average fair values and income from customer initiated and other foreign exchange contracts were not material for the quarter ended September 30, 1997 and for the year ended December 31, 1996.
Customer initiated interest rate caps generally are not offset by other on- or off-balance sheet financial instruments; however, authority limits have been established for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not significant for the nine-month period ended
September 30, 1997 and for the year ended December 31, 1996.
      Available credit lines on fixed rate credit card and check product accounts, which expose the Corporation to the risk of a reduction in net interest income as rates increase, totaled approximately $1.8 billion at September 30, 1997 and $2.0 billion at December 31, 1996. Management believes that market risk exposure arising from these revolving credit

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance-Sheet Derivatives and Foreign Exchange Contracts(Continued)

-----------------------------------------------------------------------------------------
Remaining Expected Maturity of Risk Management Interest Rate Swaps:
                                                                  2002-          Dec. 31,
(dollar amounts in millions)    1997   1998    1999  2000   2001  2023   Total       1996
 -----------------------------------------------------------------------------------------
Variable rate asset
designation:
  Receive fixed swaps
    Generic                     $    - $    - $    - $  700 $   - $    - $  700  $    -
    Amortizing                      40    100      -      -     -      -    140     184
    Index Amortizing               180    712    782    826   445    797  3,742   5,014

    Weighted average: (1)
      Receive rate                6.17%  6.22%  6.40%  6.33% 6.47%  6.33%  6.33%   6.11%
      Pay rate                    5.71%  5.71%  5.71%  5.71% 5.71%  5.69%  5.71%   5.56%

  Floating/Floating swaps (3)   $    - $    - $   25 $   15  $  - $    - $   40  $   25

Fixed rate asset designation:
    Pay fixed swaps
      Generic                   $    - $    - $    2 $    -  $  - $    - $    2  $    2
      Index Amortizing               1      3      3     11     -      -     18      40

      Weighted average: (1)
        Receive rate              5.66%  5.66%  5.75%  5.66%    -%     -%  5.68%   5.60%
        Pay rate                  5.34%  5.34%  6.70%  5.34%    -%     -%  5.68%   5.35%

Medium- and long-term debt
designation:
  Generic receive fixed swaps   $    - $  750 $    - $  200  $  - $1,050 $2,000  $2,350

    Weighted average: (1)
      Receive rate                   -%  5.97%     -%  6.91%    -%  7.62%  6.93%   6.62%
      Pay rate                       -%  5.59%     -   5.72%    -%  5.91%  5.77%   5.53%

  Floating/Floating swaps       $    - $1,450 $    - $   37  $  - $    - $1,487  $  400

    Weighted average: (2)
      Receive rate                   -%  5.68%     -%  5.88%    -%     -%  5.68%   5.32%
      Pay rate                       -%  5.65%     -%  5.74%    -%     -%  5.66%   5.39%

Total notional amount           $  221 $3,015 $  812 $1,789  $445 $1,847 $8,129  $8,015
-----------------------------------------------------------------------------------------
(1)  Variable rates are based on LIBOR rates paid or received at September 30, 1997.
(2)  Variable rates paid are based on LIBOR at September 30, 1997, while variable rates received are based on prime.
(3)  Variable rates paid are based on LIBOR at September 30, 1997, and were 5.93% and
     5.88% for swaps maturing in 1999 and 2000 respectively.  Variable rates received represent the return on a principal only total return swap.  This return is based on principal paydowns of the referenced security as well as changes in market value.
-----------------------------------------------------------------------------------------

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

                                                           Customer Initiated
                                    Risk Management            and Other
                                 ---------------------   ---------------------
                                 Interest    Foreign     Interest    Foreign
                                 Rate        Exchange    Rate        Exchange
(in millions)                    Contracts   Contracts   Contracts   Contracts
                                 ---------------------   ---------------------
Balances at December 31, 1996    $ 8,220     $   482     $ 390       $    644

Additions                          3,163       4,507       344         34,740
Maturities/amortizations          (3,202)     (3,929)      (66)       (33,791)
Terminations                           -           -         -              -
                                 -------     -------     -----       --------
Balances at September 30, 1997   $ 8,181     $ 1,060     $ 668       $  1,593
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


Note 7 - Earnings per Share

      In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 128 on "Earnings per Share." The statement changes the computation, presentation, and disclosure requirements for earnings per share in financial statements for periods ending after December 15, 1997. The following table compares reported earnings per share, as computed under Accounting Principles Board
(APB) Opinion No. 15, and a pro forma presentation computed under SFAS No.
128.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 7 - Earnings per Share - (Continued)

                                   Three Months Ended    Nine Months Ended
                                      September 30         September 30
                                   ------------------    -----------------
                                    1997        1996      1997      1996
                                   ------      ------    ------    -------
As reported under APB
Opinion No. 15
----------------------------

  Primary earnings per share       $1.23       $1.04     $3.49     $3.02
                                   =====       =====     =====     =====
  Fully diluted earnings per
    share                          $1.23       $1.04     $3.47     $3.00
                                   =====       =====     =====     =====
Pro forma under SFAS No. 128
----------------------------

  Basic earnings per share         $1.26       $1.06     $3.57     $3.07
                                   =====       =====     =====     =====

  Diluted earnings per share       $1.23       $1.04     $3.49     $3.02
                                   =====       =====     =====     =====
/TABLE

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         -----------------------

Results of Operations
---------------------

      Net income for the quarter ended September 30, 1997 was $137 million, up $15 million, or 13 percent, from $122 million reported for the third quarter of 1996. Net income per share increased 18 percent to $1.23 from $1.04 a year ago. Return on average common shareholders' equity was
21.86 percent and return on average assets was 1.56 percent, compared to
19.05 percent and 1.45 percent, respectively, for the comparable quarter last year.
      Net income for the first nine months of 1997 was $3.49 per share, or $391 million, compared to $3.02, or $356 million, for the same period in 1996, increases of 16 percent and 10 percent, respectively. Return on common equity was 21.20 percent and return on assets was 1.50 percent, compared to 17.99 percent and 1.38 percent, respectively, for the first nine months of 1996.


Net Interest Income
-------------------

      The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent basis (FTE) for the quarter ended September 30, 1997. On a FTE basis, net interest income was $364 million for the three months ended September 30, 1997, an increase of $7 million over the comparable quarter in 1996.
      Excluding the sale of the Corporation's Illinois subsidiary, average total loans for the third quarter of 1997 increased $2.6 billion, or 10 percent, over the third quarter of 1996, driven primarily by growth in the commercial, international, and real estate construction portfolios. This growth in loans was the primary factor in the rise in net interest income. The net interest margin for the three months ended September 30, 1997, was
4.48 percent, a decrease of 14 basis points from 4.62 percent for the third quarter of 1996. This decrease in net interest margin was a result of higher funding costs associated with a greater reliance on medium- and long-term debt in the mix of interest-bearing liabilities.
      Table II provides an analysis of net interest income for the first nine months of 1997. On a FTE basis, net interest income for the nine

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Three Months Ended
                                 -------------------------------------------------------------
                                      September 30, 1997              September 30, 1996
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $27,435       $591      8.56%   $25,178       $542      8.56%
Investment securities              4,754         84      7.05      5,335         92      6.77
Other earning assets                  95          2      7.35        206          3      6.33
----------------------------------------------------------------------------------------------
   Total earning assets           32,284        677      8.33     30,719        637      8.23

Interest-bearing deposits         16,194        173      4.24     16,292        168      4.09
Short-term borrowings              3,559         50      5.58      3,621         48      5.29
Medium- and long-term debt         6,464        102      6.25      4,916         77      6.23
Net interest rate swap (income)/
  expense (1)                          -        (12)        -          -        (13)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $26,217        313      4.74    $24,829        280      4.49
                                               --------------                  ---------------
Net interest income/
  Rate spread (FTE)                            $364      3.59                  $357      3.74
                                               ====                            ====

FTE adjustment                                 $  2                            $  3
                                               ====                            ====
Impact of net noninterest-bearing
  sources of funds                                       0.89                            0.88
----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.48%                           4.62%
==============================================================================================
(1)  After allocation of the income or expense generated by interest rate swaps for the three months ended September 30, 1997, to the related assets and liabilities, the average yield on total loans was 8.64 percent as of September 30, 1997, compared to 8.68 percent a year ago.  The average cost of funds for medium- and long-term debt was 5.86 percent as of September 30, 1997, compared to 5.78 percent a year earlier.
                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                         $  4      $  45      $  49
Investment securities                            4        (12)        (8)
Other earning assets                             3         (4)        (1)
                                             ------------------------------
   Total earning assets                         11         29         40

Interest-bearing deposits                        4          1          5
Short-term borrowings                            3         (1)         2
Medium- and long-term debt                       -         25         25
Net interest rate swap
  (income)/expense                               1          -          1
                                             ------------------------------
   Total interest-bearing sources                8         25         33
                                             ------------------------------

Net interest income/Rate spread (FTE)        $   3       $  4      $   7
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.
/TABLE

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Nine Months Ended
                                 -------------------------------------------------------------
                                      September 30, 1997              September 30, 1996
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $26,908     $1,717      8.53%   $25,304     $1,622      8.56%
Investment securities              4,768        249      6.92      6,058        310      6.76
Other earning assets                 131          6      6.48        219         10      6.19
----------------------------------------------------------------------------------------------
   Total earning assets           31,807      1,972      8.28     31,581      1,942      8.19

Interest-bearing deposits         16,189        502      4.15     16,865        520      4.12
Short-term borrowings              3,980        162      5.45      4,064        163      5.34
Medium- and long-term debt         5,619        264      6.27      4,837        224      6.19
Net interest rate swap
  (income)/expense (1)                 -        (40)        -          -        (36)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $25,788        888      4.60    $25,766        871      4.52
                                             -----------------               ------------------
Net interest income/
  Rate spread (FTE)                          $1,084      3.68                $1,071      3.67
                                             ======                          ======

FTE adjustment                               $    7                          $   12
                                             ======                          ======
Impact of net noninterest-bearing
  sources of funds                                       0.87                            0.85
----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.55%                           4.52%
==============================================================================================
(1)  After allocation of the income or expense generated by interest rate swaps for the nine months ended September 30, 1997, to the related assets and liabilities, the average yield on total loans was 8.63 percent as of September 30, 1997, compared to 8.67 percent a year ago.
The average cost of funds for medium- and long-term debt was 5.81 percent as of September 30,
1997, compared to 5.69 percent a year earlier.

                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                         $  -       $ 95       $ 95
Investment securities                            7        (68)       (61)
Other earning assets                             -         (4)        (4)
                                             ------------------------------
   Total earning assets                          7         23         30

Interest-bearing deposits                       (1)       (17)       (18)
Short-term borrowings                            3         (4)        (1)
Medium- and long-term debt                       3         37         40
Net interest rate swap
  (income)/expense                              (4)         -         (4)
                                             ------------------------------
   Total interest-bearing sources                1         16         17
                                             ------------------------------

Net interest income/Rate spread (FTE)        $   6       $  7       $ 13
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.

/TABLE

months ended September 30, 1997 was $1,084 million compared to $1,071 million for the same period in 1996. This increase was due to the same factors indicated in the quarterly discussion. Excluding the sale of the Corporation's Illinois subsidiary, average total loans increased $2.3 billion for the first nine months of 1997 compared to the first nine months of 1996. The net interest margin for the nine months ended September 30, 1997 was 4.55 percent compared to 4.52 percent for the same period in 1996.
      Net income generated by the risk management interest rate swap portfolio resulted in a contribution of 15 basis points to the net interest margin in the third quarter of 1997, compared to a 16 basis-point contribution in the year-earlier quarter. The contribution for the first nine months of 1997 was 17 basis points compared to a 15 basis-point contribution in 1996. Interest rate swaps permit management to control the sensitivity of net interest income to fluctuations in interest rates in a manner similar to on-balance sheet investment securities but without significant impact to capital or liquidity. These instruments are designated against certain assets and liabilities, therefore, their impact on net interest income is generally offset by and should be considered in relation to the level of net interest income generated by the related on-balance sheet assets and liabilities.
      In addition to using interest rate swaps and other off-balance sheet instruments to control the Corporation's exposure to interest rate risk, management attempts to monitor the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At September 30, 1997, the Corporation was in an asset sensitive position of $360 million (on an elasticity adjusted basis), or 1 percent of earning assets. The earnings simulation analysis performed at the end of the quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at September 30, 1997 for a 200 basis point rise in short-term interest rates identified approximately $18 million, or 1 percent, of net interest income at risk during the next 12 months. If short-term interest rates decline 200 basis points, the Corporation will have approximately $43 million, or 3 percent, of net interest income at risk. These results are within established corporate policy guidelines.


Provision for Loan Losses
-------------------------

      The provision for loan losses for the third quarter of 1997 was $34 million, up $6 million from the third quarter of 1996. The provision for the first nine months of 1997 was $109 million compared to $82 million for the same period in 1996. The provision is predicated upon maintaining an adequate allowance for loan losses, which is discussed in the section entitled "Financial Condition."


Noninterest Income
------------------

      Noninterest income was $136 million for the three months ended September 30, 1997, an increase of 20 million, or 17 percent over the same period in 1996. Excluding the effect of large nonrecurring items and divestitures in both periods, noninterest income increased 18 percent in the third quarter of 1997, compared to the third quarter of 1996. Fiduciary income, investment banking, and retail and commercial fee income accounted for the majority of this increase. Included in the large nonrecurring items in other noninterest income for the third quarter of 1997 was a $6 million pre-tax gain related to the final settlement from the sale of the Corporation's bond indenture services business. For the first nine months of 1997, noninterest income was $387 million, an increase of $13 million, or 3 percent, from the first nine months of 1996. Customhouse broker and revolving credit fees decreased due to sales and joint ventures, respectively, of those businesses. Included in the large nonrecurring items was $23 million of pre-tax gains from the bond indenture sale in the first and third quarters of 1997. Excluding the effects of large non-recurring items and divestitures in both periods, noninterest income rose $33 million, a 9 percent increase over the first nine months of 1996.

Noninterest Expenses
--------------------

      Noninterest expenses were $253 million for the quarter ended September 30, 1997, a decrease of $1 million, or less than 1 percent, from the third quarter of 1996. Included in other noninterest expense for the third quarter of 1997 were $6 million of litigation accruals. For the first nine months of 1997, noninterest expenses were $751 million, a decrease of $52 million, or 7 percent, from the first nine months of 1996. These decreases were primarily a result of divestitures and the realization of benefits from the Corporation's ongoing cost control efforts. Excluding the effects of non-recurring items and divestitures in both periods, noninterest expenses remained essentially unchanged when compared with the third quarter and first nine months of 1996.


Provision for Income Taxes
--------------------------

      The provision for income taxes for the third quarter of 1997 totaled $74 million, an increase of 13 percent compared to $66 million reported for the same period a year ago. The provision for the first nine months of 1997 was $214 million compared to $192 million for the same period in 1996. The effective tax rate was 35 percent for the third quarter and first nine months of both 1997 and 1996.


Financial Condition
-------------------

      Total assets were $35.9 billion at September 30, 1997, compared with $34.2 billion at December 31, 1996. The Corporation has continued to generate loan growth in 1997, concentrated in the commercial, international, and real estate construction loan categories. Since December 31, 1996, total loans have increased $1.9 billion, or 7 percent.
      Total liabilities increased $1.6 billion, or 5 percent, to $33.2 billion since December 31, 1996. This was primarily a result of the net issuance of $2.4 billion of medium-term and long-term notes, offset by a $309 million decline in deposits and a $398 million decline in short-term borrowings.

Allowance for Loan Losses and Nonperforming Assets
--------------------------------------------------

      Management determines the adequacy of the allowance for loan losses by applying projected loss ratios to the risk-ratings of loans, both individually and by category. The projected loss ratios incorporate such factors as recent loan loss experience, current economic conditions and trends, geographic dispersion of borrowers, trends in past due and nonaccrual amounts, risk characteristics of various categories and concentrations of loans, and transfer risks. However, there can be no assurance that the actual loss ratios will not vary from those projected.
      At September 30, 1997, the allowance for loan losses was $413 million, an increase of $45 million, or 12 percent, since December 31, 1996. The allowance as a percentage of total loans increased to 1.47 percent, compared to 1.40 percent at December 31, 1996. As a percentage of total nonperforming assets, the allowance increased from 263 percent at year-end 1996 to 313 percent at September 30, 1997.
      Net charge-offs for the third quarter of 1997 were $26 million, or
0.38 percent of average total loans, compared with $22 million, or 0.34 percent, for the year-earlier quarter. Net charge-offs for the first nine months of 1997 were $64 million, or 0.32 percent of average total loans, compared with $62 million, or 0.33 percent, for the same period last year. An analysis of the allowance for loan losses is presented in note 5 to the consolidated financial statements.
      Nonperforming assets declined $8 million, or 6 percent, since December 31, 1996, and were categorized as follows:

                                  September 30,        December 31,
(in thousands)                            1997                1996
                                 -------------        ------------
Nonaccrual loans:
  Commercial                     $      77,021        $     71,991
  Real estate construction               2,209               3,576
  Commercial mortgage                   11,437              22,567
  Residential mortgage                   3,890               5,160
                                 -------------        ------------
       Total nonaccrual loans           94,557             130,294
Reduced-rate loans                      10,702               8,009
                                 -------------        ------------
       Total nonperforming loans       105,259             111,303
Other real estate                       26,371              28,398
                                 -------------        ------------
  Total nonperforming assets     $     131,630        $    139,701
                                 =============        ============

Loans past due 90 days or more   $      52,003        $     51,748
                                 =============        ============
/TABLE

      Nonperforming assets as a percentage of total loans and other real estate at September 30, 1997 and December 31, 1996, were 0.47 percent and
0.53 percent, respectively.


Capital
-------

      Common shareholders' equity was up $98 million from December 31, 1996 to September 30, 1997, excluding the change in unrealized gains/(losses) on investment securities available for sale. The increase was due to the retention of $241 million in earnings, offset by the repurchase and retirement of 2.8 million shares of common stock under various corporate programs.
      Capital ratios continue to comfortably exceed minimum regulatory requirements as follows:

                                         September 30,    December 31,
                                              1997            1996
                                         -------------    ------------
Leverage ratio (3.00 - minimum)               7.13%            7.07%
Tier 1 risk-based capital
  ratio (4.0 - minimum)                       7.09             7.18
Total risk-based capital
  ratio (8.0 - minimum)                      11.25            10.99


      At September 30, 1997, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of a "well capitalized" institution as defined in the final rule under FDICIA.

Included in Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements based on on current expectations and the assumptions made in the earnings simulation analyses, but there are numerous factors that could cause variances in these projections, and their underlying assumptions, as economic, industry and competitive conditions change.

PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     (11)  Statement re:  Computation of Earnings Per Share
     (27)  Financial Data Schedule

(b)  Reports on Form 8-K

     The Corporation did not file any reports on Form 8-K during the three months September 30, 1997.

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




                            /s/Marvin J. Elenbaas
                            --------------------------------------
                            Marvin J. Elenbaas
                            First Vice President and Controller
                            (Chief Accounting Officer)




Date:  November 13, 1997