Form 10-K
period 1997-12-31
COMERICA INC /NEW/
filed 1998-03-31
CIK 28412

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                         ----------------------------
                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934,

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

Commission file number 1-10706

                            Comerica Incorporated

                       Comerica Tower at Detroit Center
                             500 Woodward Avenue
                           Detroit, Michigan 48226
                                1-800-521-1190

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

-     9 3/4 percent Subordinated
      Notes due 1999

-     7 1/4 percent Subordinated
      Notes due in 2007

The registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, nor will it be contained in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K as.

At March 23, 1998, the registrant's common stock, $5 par value, held by nonaffiliates had an aggregate market value of $10,516,786,140 based on the closing price on the New York Stock Exchange on that date of $105.00 per share and 100,159,868 shares of common stock held by nonaffiliates. For purposes of this Form 10-K only, it has been assumed that all common shares held by the Trust Department of Comerica for Comerica's employee plans and by the registrant's directors and executive officers are held by affiliates.

At March 23, 1997, the registrant had outstanding 104,838,086 shares of its common stock, $5 par value.

DOCUMENTS INCORPORATED
BY REFERENCE:

1. Parts I and II:
Items 1-8--Annual Report to Shareholders for the year ended December 31, 1997.

2. Part III:
Items 10-13--Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 1998.

PART I

ITEM 1.  BUSINESS

GENERAL

Comerica Incorporated ("Comerica" or the "Corporation") is a registered bank holding company incorporated under the laws of the State of Delaware, headquartered in Detroit, Michigan. Based on assets as of December 31, 1997, it was the 25th largest bank holding company in the United States and the largest bank holding company headquartered in Michigan in terms of both total assets and total deposits. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank (formerly Comerica Bank-Detroit), one of Michigan's oldest banks ("Comerica Bank"). Since that time, Comerica has acquired financial institutions in California, Texas and Florida, and, in 1997, Comerica formed Comerica Bank-Mexico, S.A. As of December 31, 1997, Comerica owned directly or indirectly all the outstanding common stock of six banking and thirty-two non-banking subsidiaries. At December 31, 1997, Comerica had total assets of approximately $36.3 billion, total deposits of approximately $22.6 billion, total loans (net of unearned income) of approximately $28.9 billion and common shareholders' equity of approximately $2.5 billion.

BUSINESS STRATEGY

Comerica has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. The Business Bank is comprised of middle market lending, asset based lending, large corporate banking and international financial services. This line of business meets the needs of medium-size businesses, multinational corporations and governmental entities by offering various products and services, including commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services and loan syndication services.

The Individual Bank includes consumer lending, consumer deposit gathering, mortgage loan origination and servicing, small business banking (annual sales under $5 million) and private banking. This line of business offers a variety of consumer products, including deposit accounts, direct and indirect installment loans, credit cards, home equity lines of credit and residential mortgage loans. In addition, a full range of financial services is provided to small businesses and municipalities. Private lending and personal trust services are also provided to meet the personal financial needs of affluent individuals (as defined by individual net income or wealth).

The Investment Bank is responsible for the sale of mutual fund and annuity products, as well as life, disability and long-term care insurance products. This line of business also offers institutional trust products, retirement services and provides investment management and advisory services, investment banking and discount securities brokerage services.

The core businesses are tailored to each of Comerica's four primary geographic markets: Michigan, Texas, California and Florida.

Phase III of Direction 2000

In 1996, Comerica finalized the design of Direction 2000, the strategic effort to prepare the organization for the new millennium. Following Comerica's 1995 organization of its business units into the Business, Individual and Investment Banks, and the subsequent alignment and consolidation of back-office areas, Comerica in 1996 identified which business lines it believed were best managed on a local basis and a national basis, and realigned its support functions to optimally link them to business strategies and corporate objectives. In the third and final phase of this effort, Comerica employees systematically reviewed all functions of the organization. Their objectives were to determine first, if the work was absolutely necessary, and second, if they were doing the work in the most efficient way possible. Comerica's goal was to improve customer service, increase efficiency, enhance revenue and position Comerica to achieve its financial objectives. Comerica employees identified myriad ways to serve customers better, including simplifying the referral and delivery of its services, empowering colleagues with additional authority and reducing their clerical responsibilities. In addition to reducing overhead costs and enhancing revenues, the results of Phase III are expected to support future investments in growth businesses, geographic expansion, marketing, technology and talent.

By the end of the fourth quarter of 1997, Comerica had implemented approximately eighty percent of Phase III of Direction 2000. Comerica expects Phase III of Direction 2000, when fully implemented by the first quarter of 1998, to reduce overhead costs and increase revenues on an annualized pre-tax basis by $110 million. The full annual effect of the Phase III implementation will not be realized until 1999. Several factors, however, such as an economic downturn, changes in monetary or governmental policies or changes in interest rates could cause the actual results to differ materially from these forward-looking projections.

Shareholder Value

On January 15, 1998, the board of directors of Comerica declared a three-for-two split of Comerica's common stock to be effected in the form of a 50% stock dividend payable on April 1, 1998. The Board of Directors has authorized the repurchase of up to 27 million shares (or 40.5 million shares on a post-split basis) of Comerica's common stock for general corporate purposes, acquisitions and employee benefit plans. At December 31, 1997, Comerica had repurchased 12.2 million shares (or 18.3 million shares on a post-split basis) under this program, reflecting its commitment to optimize its capital position and focus on shareholder value. The share repurchase activity is beneficial to shareholders who sell their shares by providing additional liquidity to the marketplace and allowing for the efficient redistribution of ownership. For shareholders who remain, the repurchase activity leverages ownership through a smaller base of common shares over which earnings are spread.

SUPERVISION AND REGULATION

Banks, bank holding companies and financial institutions are highly regulated at both the state and federal level. As a bank holding company, Comerica is subject to supervision and regulation by the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956, as amended (the "Act"). Under the Act, the Corporation is prohibited from engaging in activities other than those of banking or of managing or controlling banks or from acquiring or retaining direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company unless the activities engaged in by the Corporation or the company whose voting shares are acquired by the Corporation are activities which, generally, the FRB determines to be so closely related to the business of banking as to be a proper incident thereto.

Comerica Bank is chartered by the State of Michigan and is supervised and regulated by the Financial Institutions Bureau of the State of Michigan. Comerica Bank-Texas is chartered by the State of Texas and is supervised and regulated by the Texas Department of Banking. Comerica Bank-Midwest, N.A. and Comerica Bank-Ann Arbor, N.A. are chartered under federal law and subject to supervision and regulation by the Office of the Comptroller of the Currency ("OCC"). Comerica Bank-California is chartered by the State of California and is supervised and regulated by the California State Banking Department. Comerica Bank & Trust, FSB is chartered under federal law and subject to supervision and regulation by the Office of Thrift Supervision. Comerica Bank, Comerica Bank-Ann Arbor, N.A. and Comerica Bank-Midwest, N.A. are members of the Federal Reserve System ("FRS"). Comerica Bank-Mexico, S.A. is chartered under the laws of Mexico and is supervised and regulated by the Ministry of Finance and Public Credit, the Bank of Mexico and the Mexican National Banking Commission. State member banks are also regulated by the FRB and state non-member banks are also regulated by the Federal Deposit Insurance Corporation ("FDIC"). The deposits of all the banks are insured by the Bank Insurance Fund ("BIF") of the FDIC to the extent provided by law, except that the deposits of Comerica Bank & Trust, FSB are insured by the FDIC's Savings Association Insurance Fund (SAIF).

The FRB supervises non-banking activities conducted by companies owned by Comerica and Comerica Bank and the OCC supervises non-banking activities conducted by companies owned by Comerica Bank-Ann-Arbor, N.A. In addition, Comerica's non-banking subsidiaries are subject to supervision and regulation by various state and federal agencies, including, but not limited to, the National Association of Securities Dealers, Inc. (in the case of Comerica Securities, Inc.) and the Department of Insurance of the State of Michigan (in the case of Comerica Insurance, Inc.).

Set forth below are summaries of selected laws and regulations applicable to Comerica and its subsidiaries. The summaries are not complete and are qualified in their entirety by references to the particular statutes and regulations. A change in applicable law or regulation could have a material effect on the business of Comerica.

Interstate Banking and Branching

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), a bank holding company became able to acquire banks in states other than its home state, beginning September 29, 1995, without regard to the permissibility of such acquisition under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than ten percent of the total amount of deposits of insured depository institutions in the United States and no more than thirty percent of such deposits in that state (or such amount as established by state law).

The Interstate Act also authorizes banks to merge across state lines, thereby creating interstate branching. This provision, which was effective June 1, 1997, allowed each state, prior to the effective date, the opportunity to opt out of this provision, thereby prohibiting interstate branching in that state. Of those states in which Comerica's banking subsidiaries are located, only Texas has elected to "opt out" of the interstate branching provisions. The Texas "opt-out" expires in September 1999. Furthermore, under the Interstate Act, a bank is now able to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching.

Since the provision permitting interstate bank acquisitions became effective, Comerica has had enhanced opportunities to acquire banks in any state subject to approval by the appropriate federal and state regulatory agencies. Under the Interstate Act, Comerica has the opportunity to consolidate its affiliate banks (other than Comerica Bank-Texas, which is subject to the Texas "opt out" provisions) to create one bank with branches in more than one state, or to establish branches in different states, subject to any state "opt-in" and "opt-out" provisions.

Dividends

Comerica is a legal entity separate and distinct from its banking and other subsidiaries. Most of Comerica's revenues result from dividends paid to it by its bank subsidiaries. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks to Comerica as well as by Comerica to its shareholders.

Each state bank subsidiary that is a member of the FRS and each national banking association is required by federal law to obtain the prior approval of the FRB or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation). Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound business practices and could prohibit the payment of dividends if such payment could be deemed an unsafe and unsound banking practice. In addition, Comerica's state bank subsidiaries that are not members of the FRS are also subject to limitations under state law regarding the amount of earnings that may be paid out as dividends. Comerica Bank & Trust, FSB is subject to limitations under federal law regarding the payment of dividends.

At January 1, 1998, Comerica's subsidiary banks, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $361 million from retained net profits of the preceding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 1998 through the date of declaration. Comerica's subsidiary banks paid dividends of $354 million in 1997, $322 million in 1996 and $184 million in 1995.

Source of Strength

According to Federal Reserve Board Policy, bank holding companies are expected to act as a source of strength to each subsidiary bank and to commit resources to support each subsidiary bank. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC (either as a result of the default of a banking or thrift subsidiary or related to FDIC assistance provided to a subsidiary in danger of default) one of the other banking subsidiaries may be assessed for the FDIC's loss, subject to certain exceptions.

FDICIA

FDICIA substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things,

FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which, among others, include a Tier 1 and total risk-based capital measure and a leverage ratio capital measure, and certain other factors.

Regulations establishing the specific capital tiers provide that, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under certain circumstances, the appropriate banking agency may treat a well capitalized, adequately capitalized or undercapitalized institution as if the institution were in the next lower capital category. As of December 31, 1997, each of the banking subsidiaries of Comerica were considered to be well capitalized.

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

Significantly undercapitalized depository institutions are subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, restrictions on interest rates, deposits and asset growth and orders to improve management cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

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

FDICIA also contains a variety of other provisions that may affect the operations of depository institutions including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to the brokered deposit prohibition, Comerica's United States subsidiary banks are all well-capitalized and may accept brokered deposits without restriction.

FDIC Insurance Assessments

Comerica's subsidiary banks are subject to FDIC deposit insurance assessments. On January 1, 1994, a permanent risk-based deposit premium assessment system became effective under which each depository institution is placed in one of nine assessment categories based on certain capital and supervisory measures. The deposit insurance assessment schedule published by the FDIC for the assessment period commencing January 1, 1998, maintained the nine categories but provided for major reductions in the assessment rates for institutions insured by BIF. These reductions occurred because the balance in BIF has reached or surpassed the "designated reserve ratio" set by law for the balance in the fund to maintain with respect to BIF-insured deposits. The FDIC has continued these reduced assessment levels. For similar reasons, SAIF has reduced the assessment rates for institutions insured by SAIF. As a result of these reduced rates, highly-rated banks (including Comerica's banking subsidiaries) have experienced significant reductions in deposit insurance costs.

The Corporation's FDIC expenses decreased significantly by $5 million, or 63 percent, in 1997, primarily due to a one time $5 million OAKAR deposit charge in 1996. The new rate schedule, which continues to determine assessments based on a bank's risk-based capital levels, virtually eliminated each subsidiary bank's BIF annual deposit insurance premium. As of the beginning of 1997, each subsidiary bank's deposit insurance assessment rate is predicated upon the level of insurance premiums necessary to maintain bank insurance fund ratio at a level of 1.25 percent of insured deposits, plus an amount equal to interest due on the Financing Corporation bonds issued during the savings and loan crisis. In 1998, deposit insurance expense will approximate $3 million based on current deposit levels and current deposit assessment rates.

Enforcement Powers of Federal Banking Agencies

The FRB and other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject Comerica or its banking subsidiaries, as well as officers and directors of these organizations, to administrative sanctions and potentially substantial civil penalties.

COMPETITION

Banking is a highly competitive business. The Michigan banking subsidiary of the Corporation competes primarily with Detroit and outstate Michigan banks for loans, deposits and trust accounts. Through its offices in Arizona, California, Colorado, Florida, Indiana, Illinois, Nevada, Ohio and Texas, Comerica competes with other financial institutions for various types of loans. Through its Florida subsidiary, Comerica competes with many companies, including financial institutions, for trust business.

At year-end 1997, Comerica was the largest bank holding company headquartered in Michigan in terms of total assets and deposits. Based on the Interstate Act as described above, the Corporation believes that the level of competition in all geographic markets will increase in the future. Comerica's banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies and credit unions.

EMPLOYEES

As of December 31, 1997, Comerica and its subsidiaries had 8,834 full-time and 2,043 part-time employees.

ITEM 2.           PROPERTIES

The executive offices of the Corporation are located in the Comerica Tower at Detroit Center, 500 Woodward Ave., Detroit, Michigan 48226. Comerica and its subsidiaries occupy 15 floors of the building, which is leased through Comerica Bank from an unaffiliated third party. This lease extends through January 2007. As of December 31, 1997, Comerica Bank operated 271 offices within the State of Michigan, of which 208 were owned and 63 were leased. Four other banking affiliates operate 97 offices in California, Florida, and Texas. The affiliates own 33 of their offices and lease 64 offices. One banking affiliate also operates from leased space in Toledo, Ohio.

The Corporation owns an operations and check processing center in Livonia, Michigan, a ten-story building in the central business district of Detroit that houses certain departments of the Corporation and Comerica Bank and a building in Auburn Hills, Michigan, used mainly for consumer lending functions.

In 1983, Comerica entered into a sale/leaseback agreement with an unaffiliated party covering an operations center which was built in Auburn Hills, Michigan, and now is occupied by various departments of the Corporation and Comerica Bank.

ITEM 3.           LEGAL PROCEEDINGS

The Corporation and its subsidiaries are parties to litigation and claims arising in the normal course of their activities. Although the amount of ultimate liability, if any, with respect to such matters cannot be determined with reasonable certainty, management, after consultation with legal counsel, believes that the litigation and claims, some of which are substantial, will not have a materially adverse effect on the Corporation's consolidated financial position or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders in the fourth quarter of 1997.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At March 23, 1998, there were approximately 16,434 holders of the Corporation's common stock. On January 15, 1998, the board of directors of Comerica declared a three-for-two stock split of the Corporation's common stock to be effected in the form of a 50% stock dividend payable on April 1, 1998. The stock prices and dividend information contained in this table have been adjusted to give effect to the stock split.

Quarterly cash dividends were declared during 1997 and 1996, totaling $1.16 and $1.01 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Corporation's common stock as reported on the NYSE Composite Transactions Tape for all quarters of 1997 and 1996.

--------------------------------------------------------------------------------------
                                                        Dividend      Dividend*
Quarter                      High           Low         Per Share       Yield
--------------------------------------------------------------------------------------
1997
Fourth                    $   61.875   $   50.167   $   0.29         2.1%
Third                         53.250       45.042       0.29         2.4
Second                        46.750       35.917       0.29         2.8
First                         42.083       34.167       0.29         3.0
1996
Fourth                    $   39.583   $   33.500   $   0.26         2.8%
Third                         36.000       26.750       0.26         3.3
Second                        29.917       26.833       0.26         3.7
First                         27.917       24.166       0.23         3.5

* Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.

ITEM 6.         SELECTED FINANCIAL DATA

The response to this item is included on page 19 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, which page is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this item is included under the caption "Financial Review and Report" on pages 20 through 33 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, which pages are hereby incorporated by reference.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this item is included on pages 33 through 36 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, which pages are hereby incorporated by reference.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included on pages 37 through 65 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, which pages are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item will be included under the sections captioned "Election of Directors" and "Executive Officers of the Corporation" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 1998, which sections are hereby incorporated by reference.

ITEM 11.        EXECUTIVE COMPENSATION

The response to this item will be included under the sections captioned "Compensation of Directors" and "Compensation of Executive Officers" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 1998, which sections are hereby incorporated by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item will be included under the sections captioned "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 1998, which are hereby incorporated by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item will be included under the sections captioned "Transactions of Directors and Executive Officers with the Corporation" and "Election of Directors - Information about Nominees and Incumbent Directors" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 1998, which sections are hereby incorporated by reference.

Comerica Incorporated and Subsidiaries
FORM 10-K CROSS-REFERENCE INDEX
--------------------------------------------------------------------------------

Certain information required to be included in this Form 10-K is included in the 1997 Annual Report to Shareholders or in the 1998 Proxy Statement used in connection with the 1998 annual meeting of shareholders to be held on May 15, 1998.

The following cross-reference index shows the page location in the 1997 Annual Report or the section of the 1998 Proxy Statement of only that information which is to be incorporated by reference into this Form 10-K.

All other sections of the 1997 Annual Report or the 1998 Proxy Statement are not required in this Form 10-K and should not be considered a part thereof.

--------------------------------------------------------------------------------


                                                                                                Page Number of 1997
                                                                                           Annual Report or Section
                                                                                            of 1998 Proxy Statement
                PART I

ITEM 1.         Business............................................................................Included herein
ITEM 2.         Properties..........................................................................Included herein
ITEM 3.         Legal Proceedings...................................................................Included herein
ITEM 4.         Submission of Matters to a Vote of Security Holders -- no matters were voted upon by security holders in the fourth quarter of 1997.

                PART II

ITEM 5.         Market for Registrant's Common Equity and Related Security Holder Matters...........Included herein
ITEM 6.         Selected Financial Data..........................................................................19
ITEM 7.         Management's Discussion and Analysis of Financial Condition and Results
                  of Operations...............................................................................20-36
ITEM 8.         Financial Statements and Supplementary Data:
                Comerica Incorporated and Subsidiaries
                    Consolidated Balance Sheets..................................................................37
                    Consolidated Statements of Income............................................................38
                    Consolidated Statements of Changes in Shareholders' Equity...................................39
                    Consolidated Statements of Cash Flows........................................................40
                Notes to Consolidated Financial Statements.......................................................41
                Report of Management.............................................................................60
                Report of Independent Auditors...................................................................60

                Statistical Disclosure by Bank Holding Companies:
                Analysis of Net Interest Income - Fully Taxable Equivalent ......................................21
                Rate-Volume Analysis - Fully Taxable Equivalent..................................................22
                Analysis of the Allowance for Loan Losses........................................................24
                Analysis of Investment Securities and Loans......................................................28
                Allocation of the Allowance for Loan Losses......................................................29
                Loan Maturities and Interest Rate Sensitivity....................................................29
                Mexican Cross-Border Risk........................................................................29
                Maturity Distribution of Domestic Certificates of Deposit of  $100,000 and Over..................30
                Analysis of Investment Securities Portfolio - Fully Taxable Equivalent...........................31
                Summary of Nonperforming Assets and Past Due Loans...............................................31

ITEM 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

                PART III

ITEM 10.        Directors and Executive Officers of the Registrant........................Election of Directors and
                                                                              Executive Officers of the Corporation

ITEM 11.        Executive Compensation...............................................Compensation of Directors and
                                                                               Compensation of  Executive Officers


                                      13



ITEM 12.        Security Ownership of Certain Beneficial Owners and Management..............................Security Ownership
                                                                                     of Certain Beneficial Owners and Security
                                                                                                       Ownership of Management

ITEM 13.        Certain Relationships and Related Transactions.................................................Transactions of
                                                                                                       Directors and Executive
                                                                                             Officers with the Corporation and
                                                                                      Election of Directors- Information about
                                                                                             Nominees and Incumbent Directors.


PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) The following documents are filed as a part of this report:

                  1. Financial Statements: The financial statements that are filed as part of this report are listed under
                         Item 8 in the Form 10-K Cross-reference Index on page 13.

                  2. All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

            Exhibits:

            Exhibit Document Number*

                    3.1    Restated Certificate of Incorporation of Comerica
                           Incorporated, as amended**
                    3.2    Amended and restated bylaws of Comerica
                           Incorporated**
                    4      Rights Agreement between Comerica Incorporated and
                           Comerica Bank***
                  10.1+    Comerica Incorporated 1997 Long-Term Incentive Plan**
                  10.2+    Comerica Incorporated Management Incentive
                           Plan, 1997**
                  10.3+    Comerica Incorporated Director Fee Deferral Plan**
                  10.4+    Benefit Equalization Plan for Employees of
                           Comerica Incorporated**
                  10.5+    Comerica Incorporated's Directors Retirement Plan****

                  10.6+    Manufacturers National Corporation's 1987 and 1989
                           Stock Option Plans for Key Employees****
                  10.7+    Manufacturers National Corporation's Executive
                           Incentive Plan****
                  10.8+    Manufacturers National Corporation's Key Employee
                           Retention Plan****
                  10.9+    Form of Employment Agreement (Exec. Off)
                  10.10+   Form of Director Indemnification Agreement between
                           Comerica Incorporated and its directors**
                  10.11+   Employment Continuation Agreement with
                           Eugene A. Miller****
                  10.12+   Severance Agreement with Michael T. Monahan ******
                  10.13+   Management Continuation Agreement with
                           Ralph W. Babb Jr.******
                  10.14+   Employment Agreement with Ralph W. Babb Jr.******
                  10.15+   Comerica Incorporated Deferred Compensation Plan,
                           1997 Amendment and Restatement**
                  10.17+   Form of Comerica Incorporated Senior Officer
                           Severance Plan between registrant and listed
                           officers, January 1, 1997**
                  11       Statement regarding Computation of Per Share
                           Earnings*****
                  13       Required portions of Registrant's 1997 Annual
                           Report to Shareholders
                  21       Subsidiaries of the Corporation
                  23       Consent of Ernst & Young LLP
                  27.1     1997 Financial Data Schedule (EDGAR version only)
                  27.2     1997 Restated Quarterly Financial Data Schedules
                           (EDGAR version only)
                  27.3     1996 Financial Data Schedules (EDGAR version only)
                  27.4     1995 Financial Data Schedules (EDGAR version only)

            (b) No reports on Form 8-K were filed by the Corporation during the last quarter of 1997.

            **        Filed as the same exhibit number to Registrant's
                      Annual Report on form 10-K for the year ended
                      December 31, 1996, and incorporated herein by
                      reference.
            ***       A report was filed on Form 8-K dated June 18, 1996,
                      regarding the Registrant's Rights Agreement with
                      Comerica Bank.
            ****      Incorporated by reference from Registrant's Annual
                      Report on Form 10-K for the year ended December 31,
                      1992 -- Commission File Number 0-7269.
            *****     Incorporated by reference from Note 11 on page 47 of
                      Registrant's Annual Report to Shareholders attached
                      hereto as Exhibit 13.
            ******    Incorporated by reference from Registrant's Annual
                      Report on Form 10-K for the year ended December 31,
                      1995--Commission File Number 1-10706.
            +         Management compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Detroit, State of Michigan on the 20th day of March, 1998.

COMERICA INCORPORATED
/s/ Eugene A. Miller
-----------------------------------------------------
Eugene A. Miller
Chairman and Chief Executive Officer

/s/ Ralph W. Babb Jr.
-----------------------------------------------------
Ralph W. Babb Jr.
Executive Vice President and Chief Financial Officer

/s/ Marvin J. Elenbaas
-----------------------------------------------------
Marvin J. Elenbaas
Senior Vice President and Controller
(Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 20, 1998.


BY DIRECTORS


/s/ E. Paul Casey
-----------------------------------------------------
E. Paul Casey

/s/ James F. Cordes
-----------------------------------------------------
James F. Cordes

/s/ J. Philip DiNapoli
-----------------------------------------------------
J. Philip DiNapoli

/s/ Max M. Fisher
-----------------------------------------------------
Max M. Fisher

/s/  John D. Lewis
-----------------------------------------------------
John D. Lewis

/s/  Patricia Shontz Longe
-----------------------------------------------------
Patricia Shontz Longe, Ph.D.

/s/  Wayne B. Lyon
-----------------------------------------------------
Wayne B. Lyon

/s/  Gerald V. MacDonald
-----------------------------------------------------
Gerald V. MacDonald

/s/  Eugene A. Miller
-----------------------------------------------------
Eugene A. Miller

/s/  Michael T. Monahan
-----------------------------------------------------
Michael T. Monahan

/s/  Alfred A. Piergallini
-----------------------------------------------------
Alfred A. Piergallini

/s/  Howard F. Sims
-----------------------------------------------------
Howard F. Sims

/s/  Martin D. Walker
-----------------------------------------------------
Martin D. Walker

                                Exhibit Index
                                -------------


Exhibit
  No.            Description
-------          -----------

10.9             Employment Agreement (Exec. Off)

  13             Required portions of Registrant's 1997 Annual
                 Report to Shareholders

  21             Subsidiaries of Registrant

  23             Consent of Independent Auditors

27.1             1997 Financial Data Schedule (EDGAR version only)

27.2 1997 Restated Quarterly Financial Data Schedules (EDGAR version only)

27.3             1996 Restated Financial Data Schedules (EDGAR version only)

27.4             1995 Restated Financial Data Schedules (EDGAR version only)