Form 10-Q
period 1998-03-31
COMERICA INC /NEW/
filed 1998-05-15
CIK 28412

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1998

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

      $5 par value common stock:
          outstanding as of April 30, 1998:  156,612,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                          March 31,   December 31,       March 31,
(In thousands, except share data)              1998           1997            1997
                                      -------------   ------------   -------------
ASSETS
Cash and due from banks               $ 1,883,135     $ 1,927,087    $ 1,703,871

Interest-bearing deposits with banks        3,671           3,319         66,847
Federal funds sold and securities
  purchased under agreements to
  resell                                   94,171         149,801         53,650
Trading account securities                  4,064           9,102          6,319
Assets held for sale                    2,132,337          40,735         30,970

Investment securities available
  for sale                              3,744,532       4,005,962      4,798,923

Commercial loans                       16,498,894      15,805,549     14,158,843
International loans                     2,084,372       2,085,090      1,933,784
Real estate construction loans            912,100         940,910        786,227
Commercial mortgage loans               3,696,455       3,633,785      3,509,272
Residential mortgage loans              1,462,667       1,565,445      1,722,274
Consumer loans                          2,000,608       4,347,665      4,514,663
Lease financing                           554,017         516,600        424,624
                                      -----------     -----------    -----------
     Total loans                       27,209,113      28,895,044     27,049,687
Less allowance for credit losses         (429,648)       (424,147)      (391,418)
                                      -----------     -----------    -----------
     Net loans                         26,779,465      28,470,897     26,658,269

Premises and equipment                    362,905         380,157        397,955
Customers' liability on acceptances
  outstanding                              12,081          18,392         34,692
Accrued income and other assets         1,475,990       1,286,946      1,116,212
                                      -----------     -----------    -----------
     TOTAL ASSETS                     $36,492,351     $36,292,398    $34,867,708
                                      ===========     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits (noninterest-
  bearing)                            $ 6,211,420     $ 6,761,202    $ 6,491,323
Interest-bearing deposits              16,981,882      15,825,115     15,656,476
                                      -----------     -----------    -----------
     Total deposits                    23,193,302      22,586,317     22,147,799
Federal funds purchased and
  securities sold under
  agreements to repurchase              2,387,061         592,860      1,500,964
Other borrowed funds                      914,094       2,600,041      2,663,017
Acceptances outstanding                    12,081          18,392         34,692
Accrued expenses and other
  liabilities                             422,111         446,625        459,716
Medium- and long-term debt              6,736,815       7,286,387      5,492,082
                                      -----------     -----------    -----------
     Total liabilities                 33,665,464      33,530,622     32,298,270
Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
    3/31/98, 12/31/97 and 3/31/97         250,000         250,000        250,000
Common stock - $5 par value:
  Authorized - 250,000,000 shares
  Issued-157,188,873 shares at
    3/31/98, 156,815,367 shares at
    12/31/97 and 105,861,240 shares
    at 3/31/97                            785,944         784,077        529,306
Capital surplus                            12,906               -              -
Unrealized gains and losses on
  investment securities available
  for sale                                  4,425          (1,937)       (49,847)
Retained earnings                       1,814,056       1,731,419      1,842,488
Deferred compensation                      (1,570)         (1,783)        (2,509)
Less cost of common stock in
  treasury- 578,661 shares at
  03/31/98                                (38,874)              -              -
                                      -----------     -----------    -----------
     Total shareholders' equity         2,826,887       2,761,776      2,569,438
                                      -----------     -----------    -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY           $36,492,351     $36,292,398    $34,867,708
                                      ===========     ===========    ===========
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
                                            Three Months Ended
                                                 March 31
                                           --------------------
(In thousands, except per share data)          1998        1997
                                           --------    --------
INTEREST INCOME
Interest and fees on loans                 $606,990    $545,572
Interest on investment securities:
  Taxable                                    62,306      76,483
  Exempt from federal income tax              2,093       3,055
                                           --------    --------
       Total interest on investment
         securities                          64,399      79,538

Trading account interest                         44          65
Interest on federal funds sold and
  securities purchased under agreements
  to resell                                   1,560         728
Interest on time deposits with banks             42         747
Interest on assets held for sale                826         593
                                           --------    --------
       Total interest income                673,861     627,243

INTEREST EXPENSE
Interest on deposits                        167,137     159,666
Interest on short-term borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase      30,597      28,450
  Other borrowed funds                       13,249      26,989
Interest on medium- and long-term debt      109,828      75,681
Net interest rate swap income               (12,558)    (15,328)
                                           --------    --------
       Total interest expense               308,253     275,458
                                           --------    --------
       Net interest income                  365,608     351,785
Provision for credit losses                  28,000      41,000
                                           --------    --------
       Net interest income after
         provision for credit losses        337,608     310,785

NONINTEREST INCOME
Income from fiduciary activities             40,735      33,076
Service charges on deposit accounts          38,450      34,954
Securities gains/(losses)                    (1,150)        122
Other noninterest income                     56,817      61,242
                                           --------    --------
       Total noninterest income             134,852     129,394

NONINTEREST EXPENSES
Salaries and employee benefits              134,767     132,915
Net occupancy expense                        22,761      23,292
Equipment expense                            15,124      16,068
Telecommunications expense                    6,622       7,144
Other noninterest expenses                   70,599      69,318
                                           --------    --------
       Total noninterest expenses           249,873     248,737
                                           --------    --------
Income before income taxes                  222,587     191,442
Provision for income taxes                   78,204      67,670
                                           --------    --------
NET INCOME                                 $144,383    $123,772
                                           ========    ========
Net income applicable to common stock      $140,108    $119,497
                                           ========    ========

Basic net income per common share          $   0.89    $   0.75
Diluted net income per common share        $   0.88    $   0.74

Cash dividends declared on common stock    $ 50,191    $ 45,682
Dividends per common share                 $   0.32    $   0.29

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries
                               Nonredeem-
                                 able                           Unrealized                                        Total
                               Preferred  Common     Capital    Gains/      Retained    Deferred      Treasury   Shareholders'
(in thousands)                 Stock      Stock      Surplus    (Losses)    Earnings    Compensation  Stock      Equity
                               ---------  ---------  ---------  ----------  ----------  ------------  ---------  -------------

BALANCES AT JANUARY 1, 1997    $250,000   $536,487   $       -  $ (22,789)  $1,854,116  $  (2,245)    $      -   $2,615,569
Net income for 1997                   -          -           -          -      123,772          -            -      123,772
Nonowner changes in equity:
  Unrealized holding
   gains/(losses) arising
   during the period                  -          -           -    (41,506)           -          -            -      (41,506)
  Less:  Reclassification
   adjustment for gains/
   (losses) included in
   net income                         -          -           -        122            -          -            -          122
    Nonowner changes in equity
     before income taxes              -          -           -    (41,628)           -          -            -      (41,628)
Provision for income taxes
 related to nonowner changes
 in equity                            -          -           -    (14,570)           -          -            -      (14,570)
Nonowner changes in equity,
 net of tax                           -          -           -    (27,058)           -          -            -      (27,058)
Net income and nonowner changes
 in equity                            -          -           -          -            -          -            -       96,714

Cash dividends declared:
  Preferred stock                     -          -           -          -       (4,275)         -            -       (4,275)
  Common stock                        -          -           -          -      (45,682)         -            -      (45,682)
Purchase and retirement of
 1,810,250 shares of common
 stock                                -     (9,051)          -          -      (98,495)         -            -     (107,546)
Issuance of common stock under
  employee stock plans                -      1,870           -          -       13,052       (530)           -       14,392
Amortization of deferred
 compensation                         -          -           -          -            -        266            -          266
                               --------   --------   ---------  ---------   ----------  ---------     --------   ----------
BALANCES AT MARCH 31, 1997     $250,000   $529,306   $       -  $ (49,847)  $1,842,488  $  (2,509)    $      -   $2,569,438
                               ========   ========   =========   ========   ==========  =========     ========   ==========
BALANCES AT JANUARY 1, 1998    $250,000   $784,077   $       -   $ (1,937)  $1,731,419  $  (1,783)    $      -   $2,761,776
Net income for 1998                   -          -           -          -      144,383          -            -      144,383
Nonowner changes in equity:
  Unrealized holding gains/
   (losses) arising during
   the period                         -          -           -      8,638            -          -            -        8,638
  Less:  Reclassification
   adjustment for gains/
   (losses) included in net
   income                             -          -           -     (1,150)           -          -            -       (1,150)
    Nonowner changes in equity
     before income taxes              -          -           -      9,788            -          -            -        9,788
Provision for income taxes
 related to nonowner changes
 in equity                            -          -           -      3,426            -          -            -        3,426
Nonowner changes in equity,
 net of tax                           -          -           -      6,362            -          -            -        6,362
Net income and nonowner changes
 in equity                            -          -           -          -            -          -            -      150,745

Cash dividends declared:
  Preferred stock                     -          -           -          -       (4,275)         -            -       (4,275)
  Common stock                        -          -           -          -      (50,173)         -            -      (50,173)
Purchase of 729,450 shares of
 common stock                         -          -           -          -            -          -      (48,847)     (48,847)
Purchase and retirement of
 60,000 shares of common stock        -       (300)     (3,182)         -            -          -            -       (3,482)
Issuance of common stock under
  employee stock plans                -      2,167      16,088          -       (7,298)         -        9,973       20,930
Amortization of deferred
 compensation                         -          -           -          -            -        213            -          213
                               --------   --------   ---------  ---------   ----------  ---------     --------   ----------
BALANCES AT MARCH 31, 1998     $250,000   $785,944   $  12,906  $   4,425   $1,814,056  $  (1,570)    $(38,874)  $2,826,887
                               ========   ========   =========  =========   ========== ==========     ========   ==========
/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries
                                                       Three Months Ended
                                                            March 31
                                                   ---------------------------
(in thousands)                                             1998           1997
                                                   ------------   ------------
OPERATING ACTIVITIES:
  Net income                                       $    144,383   $    123,772
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for credit losses                        28,000         41,000
      Depreciation                                       14,115         15,359
      Restructuring charge                               (7,775)       (15,386)
      Net (increase) decrease in trading
        account securities                                5,038           (310)
      Net (increase) decrease in assets held
        for sale                                        (28,665)         7,099
      Net (increase) decrease in accrued income
        receivable                                       16,985        (11,091)
      Net increase in accrued expenses                      332         15,835
      Net amortization of intangibles                     6,731          7,111
      Other, net                                       (241,992)        59,319
                                                   ------------   ------------
         Total adjustments                             (207,231)       118,936
                                                   ------------   ------------
           Net cash provided by (used in)
             operating activities                       (62,848)       242,708
INVESTING ACTIVITIES:
  Net increase in interest-bearing
    deposits with banks                                    (352)       (39,518)
  Net (increase) decrease in federal funds sold
    and securities purchased under agreements
    to resell                                            55,630        (21,450)
  Proceeds from sale of investment securities
    available for sale                                   17,193         12,818
  Proceeds from maturity of investment
    securities available for sale                       239,364        211,261
  Purchases of investment securities
    available for sale                                   (7,103)      (305,321)
  Net increase in loans (other than purchased
    loans)                                             (365,180)      (826,082)
  Purchase of loans                                      (1,115)       (33,644)
  Fixed assets, net                                      (4,461)        (5,651)
  Net (increase) decrease in customers' liability
    on acceptances outstanding                            6,311         (1,590)
                                                   ------------   ------------
           Net cash used in investing activities        (59,713)    (1,009,177)
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                   606,985       (219,374)
  Net increase (decrease) in short-term borrowings      108,254       (325,210)
  Net increase (decrease) in acceptances
    outstanding                                          (6,311)         1,590
  Proceeds from issuance of medium- and
    long-term debt                                      800,000      1,450,000
  Repayments and purchases of medium- and
    long-term debt                                   (1,349,572)      (199,687)
  Proceeds from issuance of common stock
    and other capital transactions                       20,930         14,922
  Purchase of common stock for treasury
    and retirement                                      (52,329)      (107,546)
  Dividends paid                                        (49,348)       (46,115)
                                                   ------------   ------------
           Net cash provided by
             financing activities                        78,609        568,580
                                                   ------------   ------------
Net decrease in cash and due from banks                 (43,952)      (197,889)
Cash and due from banks at beginning of year          1,927,087      1,901,760
                                                   ------------   ------------
Cash and due from banks at end of period           $  1,883,135   $  1,703,871
                                                   ============   ============
Interest paid                                      $    356,163   $    283,987
                                                   ============   ============
Income taxes paid                                  $        233   $      5,935
                                                   ============   ============
Noncash investing and financing activities:
  Loan transfers to assets held for sale           $  2,029,727   $          -
  Loan transfers to other real estate                     1,284          1,771
                                                   ============   ============



Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Comerica Incorporated and Subsidiaries (the "Corporation") on Form 10-K for the year ended December 31, 1997.

      Derivative financial instruments, including foreign exchange contracts, may be used to manage the Corporation's exposure to interest rate and foreign currency risks. These instruments are treated as hedges, and accounted for on an accrual basis, since there is a high correlation with the on-balance sheet instrument being hedged. If this correlation ceases to exist, the existing unrealized gain or loss is amortized over the remaining term of the instrument, and future changes in fair value are accounted for on a mark-to-market basis. Derivative financial instruments executed as a service to customers are accounted for on a mark-to-market basis. For further information, refer to the Accounting Policies footnote in the Corporation's 1997 annual report.


Note 2 - Investment Securities

      At March 31, 1998, investment securities having a carrying value of $2.5 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $32 million.


Note 3 - Allowance for Credit Losses

      The following analyzes the changes in the allowance for credit losses included in the consolidated balance sheets:

                                         1998              1997
(in thousands)                      ---------         ---------
Balance at January 1                $ 424,147         $ 367,165
Charge offs                           (32,838)          (28,476)
Recoveries                             10,339            11,729
                                    ---------         ---------
  Net charge offs                     (22,499)          (16,747)
Provision for credit losses            28,000            41,000
                                    ---------         ---------
Balance at March 31                 $ 429,648         $ 391,418
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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 3 - Allowance for Credit Losses (continued)

Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $68 million for the quarter ended March 31, 1998, compared to $78 million for the comparable period last year.
The following are period-end balances:

(in thousands)                      March 31, 1998    December 31, 1997
                                    --------------    -----------------
Total impaired loans                     $63,406           $70,470
Impaired loans requiring
   an allowance                           52,718            60,376
Impairment allowance                      10,013            20,358

Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

Note 4 - Medium- and Long-term Debt

      Medium- and long-term debt consisted of the following at March 31, 1998 and December 31, 1997:

(in thousands)                       March 31, 1998    December 31, 1997
                                     --------------    -----------------
Parent Company
9.75% subordinated notes
  due 1999                           $   74,900        $   74,877
10.125% subordinated debentures
  due 1998                               74,986            74,965
7.25% subordinated notes due 2007       148,547           148,509
                                     ----------        ----------
      Total parent company              298,433           298,351

Subsidiaries
Subordinated notes:
7.25% subordinated notes due 2007       198,150           198,100
7.875% subordinated notes due 2026      146,941           146,914
8.375% subordinated notes due 2024      147,957           147,938
7.25% subordinated notes due 2002       149,285           149,246
6.875% subordinated notes due 2008       99,238            99,220
7.125% subordinated notes due 2013      148,251           148,224
                                     ----------        ----------
      Total subordinated notes          889,822           889,642

Medium-term notes:
Floating rate based on Treasury bill
  indices                               486,996           487,000
Floating rate based on Prime indices  1,000,000         1,100,007
Floating rate based on LIBOR indices  3,011,879         2,811,793
Floating rate based on Federal Funds
  indices                               200,000           349,998
Fixed rate notes with interest rates
  ranging from 5.75% to 6.875%          849,685         1,349,596
                                     ----------        ----------
      Total medium-term notes         5,548,560         6,098,394

      Total subsidiaries              6,438,382         6,988,036
                                     ----------        ----------
      Total medium- and long-term
        debt                         $6,736,815        $7,286,387
                                     ==========        ==========
/TABLE

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts


                                  March 31, 1998               December 31, 1997
                          ------------------------------  ------------------------------
                          Notional/                       Notional/
                          Contract   Unrealized    Fair   Contract   Unrealized    Fair
(in millions)             Amount    Gains  Losses  Value  Amount    Gains  Losses  Value
                          (1)       (2)            (3)    (1)       (2)            (3)
                          ------------------------------  ------------------------------
Risk Management
Interest rate contracts
  Swaps (4)               $ 8,070   $138  $  (5)  $ 133   $ 8,515   $137   $ (14) $ 123
  Floors purchased             50      -      -       -        52      -       -      -
  Caps written                  1      -      -       -         -      -       -      -
Foreign exchange contracts
  Spot and forward            397     11    (13)     (2)      445     12      (9)     3
  Swaps                       145      3      -       3       154      5       -      5
                          -------   ----  -----   -----   -------   ----   -----  -----
  Total risk management     8,663    152    (18)    134     9,166    154     (23)   131

Customer Initiated and
Other
Interest rate contracts
  Caps written                301      -     (1)     (1)      314      -       -      -
  Caps and floors
    purchased                 160      1      -       1        32      -       -      -
  Swaps                       150      3     (3)      -       150      6      (6)     -
Foreign exchange contracts
  Spot, forward
    and options             1,625      6     (4)      2     1,837     37     (33)     4
                          -------   ----  -----   -----   -------   ----   -----  -----
  Total customer initiated
    and other               2,236     10     (8)      2     2,333     43     (39)     4
                          -------   ----  -----   -----   -------   ----   -----  -----
  Total derivatives and
    foreign exchange
    contracts             $10,899   $162  $ (26)  $ 136   $11,499   $197   $ (62) $ 135
                          =======   ====  =====   =====   =======   ====   =====  =====

(1)  Notional or contract amounts, which represent the extent of involvement in the derivatives market, are generally used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

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

(4)  Includes index amortizing swaps with a notional amount of $3,126 million and $3,521 million at March 31, 1998 and December 31, 1997, respectively.  These swaps had net unrealized gains of
$4 million and net unrealized losses of $4 million at March 31, 1998 and December 31, 1997, respectively.  As of March 31, 1998 index amortizing swaps had an average expected life of approximately 2 years with a stated maturity that averaged 4 years.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

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

      As an end-user, the Corporation mainly accesses the interest rate markets to obtain off-balance sheet derivatives instruments for use principally in connection with asset and liability management activities. Interest rate swaps are predominantly utilized with the objective of managing the sensitivity of net interest income to interest rate fluctuations. To accomplish this objective, interest rate swaps are primarily used to modify the interest rate characteristics of certain assets and liabilities (for example, from a floating rate to a fixed rate, a fixed rate to a floating rate or from one floating rate index to another). Management believes this strategy achieves an optimal match between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although there can be no assurance that such a strategy will be successful.

      The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of March 31, 1998. The swaps are grouped by the assets or liabilities to which they have been designated.

      The Corporation also uses various other types of off-balance sheet financial instruments to manage interest rate and foreign currency risks associated with specific assets or liabilities, including interest rate caps and floors, forward and futures interest and foreign exchange rate contracts, and foreign exchange rate swaps, which are reflected in the table above. At March 31, 1998 and December 31, 1997, the notional amounts of commitments to purchase and sell U.S. Treasury and municipal bond securities related to the Corporation's trading account totaled $65 million and $2 million, respectively; the notional amounts of commitments to sell mortgage loans totaled $23 million and $30 million, respectively. These commitments, which are similar in nature to forward contracts, are not reflected in the above table due to the immaterial impact they have on the financial statements.


Customer Initiated and Other
----------------------------

      The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts, interest rate caps and
forward rate agreements, at the request of customers.   The Corporation
minimizes market risk arising from customer initiated foreign exchange contracts and forward rate agreements by entering into offsetting transactions. Average fair values and income from customer initiated and other foreign exchange contracts were not material for the quarter ended March 31, 1998 and for the year ended December 31, 1997.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)


      Customer initiated interest rate caps generally are not offset by other on- or off-balance sheet financial instruments; however, the Corporation has established authority limits for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not significant for the three-month period ended March 31, 1998 and for the year ended December 31, 1997.

      Available credit lines on fixed rate credit card and check product accounts, which expose the Corporation to the risk of a reduction in net interest income as rates increase, totaled approximately $1.7 billion at March 31, 1998 and $1.8 billion at December 31, 1997. Management believes that market risk exposure arising from these revolving credit commitments is very limited, however, since it is unlikely that a significant number of customers with these accounts will simultaneously borrow up to their maximum available credit lines.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)


Remaining Expected Maturity of Interest Rate Swaps:
(dollar amounts                                                         2003-            Dec. 31,
 in millions)               1998     1999     2000      2001    2002    2026    Total      1997

Variable rate asset
designation:
  Receive fixed swaps
    Generic               $    -   $    -   $  700    $  800   $   -    $    -  $ 1,500  $   700
    Amortizing                 -        -        -         -       -         -        -      100
    Index amortizing         624      734      790       366     423       173    3,110    3,504

  Weighted average: (1)
    Receive rate            6.36%    6.36%    6.33%     6.12%   6.41%     6.20%   6.29%    6.33%
    Pay rate                5.67%    5.66%    5.68%     5.68%   5.66%     5.69%   5.67%    5.90%

  Floating/floating
  swaps (3)               $    -   $    -   $   55    $    -   $   -    $    -  $   55   $   55

Fixed rate asset
designation:
  Pay fixed swaps
    Generic               $    -   $    2   $    -    $    -   $   -    $    -  $    2   $    2
    Index amortizing           3        3       10         -       -         -      16       17

  Weighted average: (1)
    Receive rate            5.69%    5.78%    5.69%        -%      -%        -%   5.72%    5.97%
    Pay rate                5.34%    6.70%    5.34%        -%      -%        -%   5.72%    5.85%

Medium- and long-term
debt designation:
  Generic receive
  fixed swaps             $  450   $    -   $  200    $    -   $ 150    $  900  $1,700   $2,200

  Weighted average: (1)
    Receive rate            6.03%       -%    6.91%        -%   7.37%     7.66%   7.11%    6.84%
    Pay rate                5.52%       -%    5.68%        -%   5.85%     5.78%   5.70%    5.83%

  Floating/floating
  swaps                   $1,650   $    -   $   37    $    -   $   -    $    -  $1,687   $1,937

  Weighted average: (2)
    Receive rate            5.69%       -%    5.36%        -%      -%        -%   5.68%    5.73%
    Pay rate                5.62%       -%    5.62%        -%      -%        -%   5.62%    5.77%

Total notional amount     $2,727   $  739   $1,792    $1,166   $ 573    $1,073  $8,070   $8,515


(1)  Variable rates are based on LIBOR rates paid or received at March 31, 1998.
(2)  Variable rates paid are based on LIBOR at March 31, 1998, while variable rates received are based on prime.
(3)  Variable rates paid were 5.79%, based on LIBOR at March 31, 1998, while variable rates received represent the return on principal only total return swaps.  This return is based on principal paydowns of the referenced securities as well as changes in market value.

/TABLE

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

Off-Balance Sheet Derivative and Foreign Exchange Activity

      The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts.

                                                         Customer Initiated
                                    Risk Management           and Other
                               Interest    Foreign     Interest    Foreign
                               Rate        Exchange    Rate        Exchange
(in millions)                  Contracts   Contracts   Contracts   Contracts
Balances at December 31, 1997  $ 8,567     $   599     $  496      $ 1,837

Additions                          802       1,518        270        9,267
Maturities/amortizations        (1,248)     (1,575)      (155)      (9,479)
Terminations                         -           -          -            -
                               -------     -------     ------      -------
Balances at March 31, 1998     $ 8,121     $   542     $  611      $ 1,625
                               =======     =======     ======      =======

      Additional information regarding the nature, terms and associated risks of the above off-balance sheet derivatives and foreign exchange contracts, along with information on derivative accounting policies, can be found in the Corporation's 1997 annual report on page 33 and in Notes 1 and 18 to the consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         -------------------


Results of Operations
---------------------

      Net income for the quarter ended March 31, 1998 was $144 million, up $20 million, or 17 percent, from $124 million reported for the first quarter of 1997. Diluted net income per share increased 19 percent to $0.88 from $0.74 a year ago. Return on average common shareholders' equity was 22.09 percent and return on average assets was 1.61 percent, compared to 20.41 percent and 1.46 percent, respectively, for the comparable quarter last year.

      On January 15, 1998, the Corporation's board of directors declared a three-for-two stock split, effected in the form of a 50 percent stock dividend paid on April 1, 1998, as well as increased the quarterly cash dividend 12 percent to $0.32 per share. All per share data included in the financial statements and managements discussion and analysis have been retroactively adjusted to reflect the split.


Net Interest Income
-------------------

      The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended March 31, 1998. On a FTE basis, net interest income was $368 million for the three months ended March 31, 1998, an increase of $14 million over the comparable quarter in 1997.

      The net interest margin for the three months ended March 31, 1998, was 4.50 percent, a decrease of 9 basis points from 4.59 percent for the first quarter of 1997. This decrease in net interest margin was primarily due to a greater reliance on higher cost interest-bearing sources of funds to support the growth in earning assets.

      Net income generated by the risk management interest rate swap portfolio resulted in a contribution of 15 basis points to the net interest margin in the first quarter of 1998, compared to a 20 basis-point contribution in the year-earlier quarter. Interest rate swaps permit management to control the sensitivity of net interest income to fluctuations in interest rates in a manner similar to on-balance sheet investment securities but without significant impact to capital or liquidity. These instruments are designated against certain assets and liabilities, therefore, their impact on net interest income is generally offset by and should be considered in relation to the level of net interest income generated by the related on-balance sheet assets and liabilities.

      In addition to using interest rate swaps and other off-balance sheet instruments to control the Corporation's exposure to interest rate risk, management attempts to monitor the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At March 31, 1998, the Corporation was in an asset sensitive position of $2.6 billion (on an elasticity adjusted basis), or 8 percent of earning assets. The earnings simulation analysis performed at the end of the quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at March 31, 1998 for a 200 basis point rise in short-term interest rates identified approximately $9 million, or 1 percent, of net interest income at risk during the next 12 months. If short-term interest rates decline 200 basis points, the Corporation will have approximately $40 million, or 3 percent, of net interest income at risk. These results are within established corporate policy guidelines.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Three Months Ended
                                 -------------------------------------------------------------
                                         March 31, 1998                 March 31, 1997
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $28,921       $608      8.50%   $26,229       $547      8.43%
Investment securities              3,848         66      6.84      4,745         81      6.81
Other earning assets                 168          2      5.97        141          2      6.17
----------------------------------------------------------------------------------------------
   Total earning assets           32,937        676      8.30     31,115        630      8.17

Interest-bearing deposits         16,303        167      4.16     15,958        160      4.06
Short-term borrowings              3,206         44      5.55      4,249         55      5.29
Medium- and long-term debt         7,155        110      6.21      4,850         76      6.31
Net interest rate swap (income)/
  expense (1)                          -        (13)        -          -        (15)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $26,664        308      4.68    $25,057        276      4.45
                                             -----------------               -----------------

Net interest income/
  Rate spread (FTE)                            $368      3.62                  $354      3.72
                                             ======                          ======

FTE adjustment                                   $2                              $2
                                             ======                          ======
Impact of net noninterest-
  bearing sources of funds                               0.88                            0.87
----------------------------------------------------------------------------------------------
Net interest margin as a percent
  of average earning assets (FTE)                        4.50%                           4.59%
==============================================================================================

(1)  After allocation of the income or expense generated by interest rate swaps for the three months ended March 31, 1998, to the related assets and liabilities, the average yield on total loans was 8.59 percent as of March 31, 1998, compared to 8.56 percent a year ago.  The average cost of funds for medium- and long-term debt was 5.83 percent as of March 31, 1998, compared to 5.77 percent a year earlier.
                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                        $    8     $   53   $    61
Investment securities                             -        (15)      (15)
Other earning assets                              -          -         -
                                             ------------------------------
   Total earning assets                           8         38        46

Interest-bearing deposits                         2          5         7
Short-term borrowings                             3        (14)      (11)
Medium- and long-term debt                       (1)        35        34
Net interest rate swap (income)/expense           2          -         2
                                             ------------------------------
   Total interest-bearing sources                 6         26        32
                                             ------------------------------

Net interest income/Rate spread (FTE)        $    2     $   12   $    14
                                             ==============================
* Rate/Volume variances are allocated to variances due to volume.
/TABLE

Provision for Credit Losses
---------------------------

      The provision for credit losses for the first quarter of 1998 was $28 million, an increase of $13 million from the first quarter of 1997. The Corporation establishes this provision to maintain an adequate allowance for credit losses, which is discussed in the section entitled "Allowance for Credit Losses and Nonperforming Assets."


Noninterest Income
------------------

      Noninterest income was $135 million for the three months ended March 31, 1998, an increase of $6 million, or 4 percent over the same period in
1997.   Excluding the effect of certain large nonrecurring items,
principally a $17 million gain on the sale of the bond indenture services business in the first quarter of 1997 and divestitures in both periods, noninterest income increased 20 percent in the first quarter of 1998 compared to the first quarter of 1997. Accounting for the majority of this increase were higher levels of fiduciary income, service charges and retail and commercial fee income.


Noninterest Expenses
--------------------

      Noninterest expenses were $250 million for the quarter ended March 31, 1998, an increase of $1 million, or less than 1 percent, from the first quarter of 1997. This nominal increase reflects management's continued focus on efficiency and recognition of the positive effects of Direction 2000: Phase III.


Provision for Income Taxes
--------------------------

      The provision for income taxes for the first quarter of 1998 totaled $78 million, an increase of 16 percent compared to $68 million reported for the same period a year ago. The effective tax rate was 35 percent for the first quarter of both 1998 and 1997.


Strategic Lines of Business
---------------------------

      The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. The following table presents the financial results of these business lines for the three months ended March 31, 1998 and 1997. For a description of the business activities of each line of business and the methodologies which form the basis for these results, refer to the discussion entitled "Strategic Lines of Business" on page 26 of the Corporation's 1997 annual report.

Table II - Strategic Lines of Business Financial Results
Three Months Ended March 31



                           Business          Individual        Investment
                             Bank               Bank              Bank*             Other               Total
-----------------------------------------------------------------------------------------------------------------
(in millions)            1998      1997     1998     1997     1998     1997     1998     1997      1998      1997
-----------------------------------------------------------------------------------------------------------------
Average assets        $21,538   $18,523   $9,356   $9,612   $   35   $   26   $4,979   $5,711   $35,908   $33,872
Total revenues (FTE)      207       183      254      249       28       24       13       28       502       484
Net income                 86        74       55       44        2        1        1        5       144       124

Return on average
  assets                 1.60%     1.60%    1.21%    1.00%   21.93%    3.70%    0.05%    0.18%     1.61%     1.46%
Return on average
  common equity         27.50%    28.85%   26.59%   22.84%   31.98%   14.82%    1.33%    3.86%    22.09%    20.41%



* Net income was reduced by charges for fees internally transferred to other lines of business for referrals to the
  Investment Bank.  If excluded, Investment Bank net income would have been $3 million and $1 million and return on average common equity would have been 48.74% and 21.61%, in 1998 and 1997, respectively.

/TABLE

Financial Condition
-------------------

     Total assets were $36.5 billion at March 31, 1998, compared with $36.3 billion at December 31, 1997. Included in "Assets held for sale" at March 31, 1998, are approximately $2.1 billion of assets of the Individual Bank which the Corporation intends to sell. These assets, which include consumer loans, certain credit card receivables and mortgage servicing rights are being carried at the lower of cost or market. No write-down was necessary as a result of the reclassification. The section entitled "Other Matters" discusses additional information regarding these asset sales. The Corporation has continued to generate commercial loan growth in 1998. Since December 31, 1997, commercial loans have increased $693 million, or 4 percent. Total loans decreased $1.7 billion, or 6 percent, since year-end 1997 due to the reclassification of assets held for sale discussed above. The increase in commercial loans was partially funded by runoff of investment securities, which declined $261 million, or 7 percent, since December 31, 1997.

     Total liabilities increased $135 million, or less than 1 percent, to $33.7 billion since December 31, 1997. Interest-bearing deposits increased $1.2 billion, or 7 percent, since December 31, 1997. This increase was offset by declines of $550 million in both noninterest-bearing deposits and medium- and long-term debt.


Allowance for Credit Losses and Nonperforming Assets
----------------------------------------------------

     The Corporation maintains the allowance for credit losses at a level that in management's judgement is adequate to provide for estimated probable credit losses inherent in on- and off-balance sheet credit exposure. The allowance for credit losses attributable to off-balance sheet exposure is not material. Management determines the adequacy of the allowance for credit losses by applying projected loss ratios to the risk-ratings of loans, both individually and by category. The projected loss ratios incorporate such factors as recent credit loss experience, current economic conditions and trends, geographic dispersion of borrowers, trends in past due and nonaccrual amounts, risk characteristics of various categories and concentrations of loans, and transfer risks. However, the Corporation cannot assure that the actual loss ratios will not vary from those projected.

     At March 31, 1998, the allowance for credit losses was $430 million, an increase of $6 million, or 1 percent, since December 31, 1997. The allowance as a percentage of total loans increased to 1.58 percent, compared to 1.47 percent at December 31, 1997. As a percentage of total nonperforming assets, the allowance increased from 413 percent at year-end 1997 to 488 percent at March 31, 1998.

     Net charge-offs for the first quarter of 1998 were $22 million, or
0.31 percent of average total loans, compared with $17 million, or 0.26 percent, for the year-earlier quarter. An analysis of the allowance for credit losses is presented in Note 5 to the consolidated financial statements.

     Nonperforming assets declined $15 million, or 14 percent, since December 31, 1997, and were categorized as follows:


(in thousands)                   March 31, 1998    December 31, 1997
                                 --------------    -----------------
Nonaccrual loans:
  Commercial                     $  55,892         $  58,914
  International                        500             1,000
  Real estate construction           2,265             3,438
  Commercial mortgage                9,765            11,088
  Residential mortgage               5,024             3,719
                                 ---------         ---------
       Total nonaccrual loans       73,446            78,159
Reduced-rate loans                   8,207             7,583
                                 ---------         ---------
       Total nonperforming loans    81,653            85,742
Other real estate                    6,306            17,046
                                 ---------         ---------
       Total nonperforming
         assets                  $  87,959         $ 102,788
                                 =========         =========
Loans past due 90 days or
  more-domestic                  $  61,110         $  52,805
                                 =========         =========

      Nonperforming assets as a percentage of total loans and other real estate at March 31, 1998 and December 31, 1997, were 0.32 percent and 0.36 percent, respectively.


Capital
-------

      Common shareholders' equity was up $59 million from December 31, 1997 to March 31, 1998, excluding the change in unrealized gains/(losses) on investment securities available for sale. The increase was primarily due to the retention of $90 million in earnings, offset by the repurchase of 0.8 million shares of common stock under various corporate programs.

     Capital ratios continue to comfortably exceed minimum regulatory requirements as follows:

                                           March 31,       December 31,
                                             1998             1997
                                          -----------      -----------
Leverage ratio (3.00 - minimum)               7.21%            7.09%
Tier 1 risk-based capital
  ratio (4.0 - minimum)                       7.10             7.07
Total risk-based capital
  ratio (8.0 - minimum)                      11.10            11.14

      At March 31, 1998, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of a "well capitalized" institution as defined in the final rule under FDICIA.

Other Matters
-------------

      In April 1998, the Corporation completed the sale of $186 million of its non-relationship credit card accounts and $1.8 billion of indirect automobile and marine/RV loans. Combined with the sale of mortgage servicing rights, for which an agreement has been signed but settlement has yet to occur, the Corporation expects to record a nominal gain. These assets were classified as "Assets held for sale" at March 31, 1998.

      Included in Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements based on current expectations or the assumptions made in the earnings simulation analyses, but numerous factors could cause variances in these projections, and their underlying assumptions, such as changes in interest rates and the industries where the Corporation has a concentration of loans.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      (11)  Statement re: Computation of Earnings Per Share

      (21)  Subsidiaries of Registrant

      (27)  Financial Data Schedule

(b)   Reports on Form 8-K

      The Corporation did not file any reports on Form 8-K during the three months ended March 31, 1998.

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


                            COMERICA INCORPORATED
                            --------------------------------------
                            (Registrant)




                            /s/Ralph W. Babb Jr.
                            --------------------------------------
                            Ralph W. Babb Jr.
                            Executive Vice President and
                            Chief Financial Officer
                            (Principal Financial Officer)




                            /s/Marvin J. Elenbaas
                            --------------------------------------
                            Marvin J. Elenbaas
                            Senior Vice President and Controller
                            (Principal Accounting Officer)




Date:  May 15, 1998