Form 10-Q/A
period 1998-03-31
COMERICA INC /NEW/
filed 1998-05-18
CIK 28412

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

                            Explanatory Note


      On May 15, 1998, Comerica Incorporated (the "Corporation") filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, with the Securities and Exchange Commission (the "Commission").

      The Corporation is now filing with the Commission its amended Quarterly Report on Form 10-Q/A. The sole purpose for filing the amended Quarterly Report is to correct for the inadvertent omission of footnote 5, Income Taxes. Each of the other figures set forth in the Quarterly Report on Form 10-Q is correct.

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