Form 10-Q
period 1998-06-30
COMERICA INC /NEW/
filed 1998-08-06
CIK 28412

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1998

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

      $5 par value common stock:
          outstanding as of July 31, 1998:  155,455,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                           June 30,   December 31,        June 30,
(In thousands, except share data)              1998           1997            1997
                                      -------------   ------------   -------------
ASSETS
Cash and due from banks               $ 2,222,463     $ 1,927,087    $ 1,949,851

Short-term investments                    264,777         202,957        177,391

Investment securities available
  for sale                              3,396,952       4,005,962      4,808,231

Commercial loans                       16,891,406      15,805,549     14,687,352
International loans                     2,389,783       2,085,090      2,022,621
Real estate construction loans            981,975         940,910        867,787
Commercial mortgage loans               3,788,052       3,633,785      3,554,351
Residential mortgage loans              1,360,363       1,565,445      1,687,900
Consumer loans                          1,999,634       4,347,665      4,474,213
Lease financing                           591,418         516,600        430,514
                                      -----------     -----------    -----------
     Total loans                       28,002,631      28,895,044     27,724,738
Less allowance for credit losses         (438,875)       (424,147)      (404,525)
                                      -----------     -----------    -----------
     Net loans                         27,563,756      28,470,897     27,320,213

Premises and equipment                    361,003         380,157        388,827
Customers' liability on acceptances
  outstanding                              26,252          18,392         30,737
Accrued income and other assets         1,214,802       1,286,946      1,179,053
                                      -----------     -----------    -----------
     TOTAL ASSETS                     $35,050,005     $36,292,398    $35,854,303
                                      ===========     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits (noninterest-
  bearing)                            $ 6,392,257     $ 6,761,202    $ 6,858,247
Interest-bearing deposits              16,226,376      15,825,115     15,818,294
                                      -----------     -----------    -----------
     Total deposits                    22,618,633      22,586,317     22,676,541
Federal funds purchased and
  securities sold under
  agreements to repurchase              1,049,308         592,860        500,011
Other borrowed funds                    2,542,210       2,600,041      3,534,555
Acceptances outstanding                    26,254          18,392         30,737
Accrued expenses and other
  liabilities                             324,616         446,625        373,748
Medium- and long-term debt              5,662,180       7,286,387      6,070,543
                                      -----------     -----------    -----------
     Total liabilities                 32,223,201      33,530,622     33,186,135
Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
    6/30/98, 12/31/97 and 6/30/97         250,000         250,000        250,000
Common stock - $5 par value:
  Authorized - 325,000,000 shares
  Issued-157,187,518 shares at
    6/30/98, 156,815,367 shares at
    12/31/97 and 105,620,404 shares
    at 6/30/97                            785,938         784,077        528,102
Capital surplus                            14,889               -              -
Unrealized gains and losses on
  investment securities available
  for sale                                 (5,206)         (1,937)       (13,993)
Retained earnings                       1,904,223       1,731,419      1,906,324
Deferred compensation                      (3,071)         (1,783)        (2,265)
Less cost of common stock in
  treasury- 1,818,965 shares at
  6/30/98                                (119,969)              -              -
                                      -----------     -----------    -----------
     Total shareholders' equity         2,826,804       2,761,776      2,668,168
                                      -----------     -----------    -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY           $35,050,005     $36,292,398    $35,854,303
                                      ===========     ===========    ===========
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
                                            Three Months Ended          Six Months Ended
                                                 June 30                    June 30
                                           --------------------     ------------------------
(In thousands, except per share data)          1998        1997           1998          1997
                                           --------    --------     ----------    ----------
INTEREST INCOME
Interest and fees on loans                 $590,427    $578,441     $1,197,417    $1,124,013
Interest on investment securities:
  Taxable                                    56,582      79,534        118,888       156,017
  Exempt from federal income tax              1,927       2,937          4,020         5,992
                                           --------    --------     ----------    ----------
       Total interest on investment
         securities                          58,509      82,471        122,908       162,009
Interest on short-term investments            2,294       2,414          4,766         4,547
                                           --------    --------     ----------    ----------
       Total interest income                651,230     663,326      1,325,091     1,290,569

INTEREST EXPENSE
Interest on deposits                        160,927     169,805        328,064       329,471
Interest on short-term borrowings:
  Federal funds purchased and securities
     sold under agreements to repurchase     27,605      27,068         58,202        55,518
  Other borrowed funds                       17,563      29,597         30,812        56,586
Interest on medium- and long-term debt       93,879      86,501        203,707       162,182
Net interest rate swap income               (13,222)    (13,173)       (25,780)      (28,501)
                                           --------    --------     ----------    ----------
       Total interest expense               286,752     299,798        595,005       575,256
                                           --------    --------     ----------    ----------
       Net interest income                  364,478     363,528        730,086       715,313
Provision for credit losses                  28,000      34,000         56,000        75,000
                                           --------    --------     ----------    ----------
       Net interest income after
         provision for credit losses        336,478     329,528        674,086       640,313

NONINTEREST INCOME
Income from fiduciary activities             42,009      36,173         82,744        69,249
Service charges on deposit accounts          39,517      34,995         77,967        69,949
Securities gains/(losses)                        11        (234)          (139)          263
Other noninterest income                     67,258      50,513        123,075       111,380
                                           --------    --------     ----------    ----------
       Total noninterest income             148,795     121,447        283,647       250,841

NONINTEREST EXPENSES
Salaries and employee benefits              137,994     135,443        272,761       268,358
Net occupancy expense                        21,579      22,096         44,340        45,388
Equipment expense                            15,167      15,165         30,291        31,233
Telecommunications expense                    6,361       6,927         12,983        14,071
Other noninterest expenses                   72,198      69,628        142,797       138,946
                                           --------    --------     ----------    ----------
       Total noninterest expenses           253,299     249,259        503,172       497,996
                                           --------    --------     ----------    ----------
Income before income taxes                  231,974     201,716        454,561       393,158
Provision for income taxes                   81,591      72,006        159,795       139,676
                                           --------    --------     ----------    ----------
NET INCOME                                 $150,383    $129,710     $  294,766    $  253,482
                                           ========    ========     ==========    ==========
Net income applicable to common stock      $146,108    $125,435     $  286,216    $  244,932
                                           ========    ========     ==========    ==========
Basic net income per common share             $0.94       $0.79          $1.83         $1.54
Diluted net income per common share           $0.92       $0.78          $1.80         $1.52

Cash dividends declared on common stock     $49,792     $45,341        $99,965       $91,023
Dividends per common share                    $0.32       $0.29          $0.64         $0.57

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries
                               Nonredeem-
                                 able                           Unrealized                                        Total
                               Preferred  Common     Capital    Gains/      Retained    Deferred      Treasury   Shareholders'
(in thousands)                 Stock      Stock      Surplus    (Losses)    Earnings    Compensation  Stock      Equity
                               ---------  ---------  ---------  ----------  ----------  ------------  ---------  -------------

BALANCES AT JANUARY 1, 1997    $250,000   $536,487   $       -  $ (22,789)  $1,854,116  $  (2,245)    $       -  $2,615,569
Net income for 1997                   -          -           -          -      253,482          -             -     253,482
Nonowner changes in equity:
  Unrealized holding
   gains/(losses) arising
   during the period                  -          -           -     13,795            -          -             -      13,795
  Less:  Reclassification
   adjustment for gains/
   (losses) included in
   net income                         -          -           -        263            -          -             -         263
    Nonowner changes in equity
     before income taxes              -          -           -     13,532            -          -             -      13,532
Provision for income taxes
 related to nonowner changes
 in equity                            -          -           -      4,736           -          -              -       4,736
Nonowner changes in equity,
 net of tax                           -          -           -      8,796            -          -             -       8,796
Net income and nonowner changes
 in equity                            -          -           -          -            -          -             -     262,278

Cash dividends declared:
  Preferred stock                     -          -           -          -       (8,550)         -             -      (8,550)
  Common stock                        -          -           -          -      (91,023)         -             -     (91,023)
Purchase and retirement of
 2,235,350 shares of common
 stock                                -    (11,176)    (18,956)         -     (101,701)         -             -    (131,833)
Issuance of common stock under
  employee stock plans                -      2,791      18,956          -            -       (530)            -      21,217
Amortization of deferred
 compensation                         -          -           -          -            -        510             -         510
                               --------   --------   ---------  ---------   ----------  ---------     ---------  ----------
BALANCES AT JUNE 30, 1997      $250,000   $528,102   $       -  $ (13,993)  $1,906,324  $  (2,265)    $       -  $2,668,168
                               ========   ========   =========  =========   ==========  =========     =========  ==========
BALANCES AT JANUARY 1, 1998    $250,000   $784,077   $       -  $  (1,937)  $1,731,419  $  (1,783)    $       -  $2,761,776
Net income for 1998                   -          -           -          -      294,766          -             -     294,766
Nonowner changes in equity:
  Unrealized holding gains/
   (losses) arising during
   the period                         -          -           -     (5,168)           -          -             -      (5,168)
  Less:  Reclassification
   adjustment for gains/
   (losses) included in net
   income                             -          -           -       (139)           -          -             -        (139)
    Nonowner changes in equity
     before income taxes              -          -           -     (5,029)           -          -             -      (5,029)
Provision for income taxes
 related to nonowner changes
 in equity                            -          -           -     (1,760)           -          -             -      (1,760)
Nonowner changes in equity,
 net of tax                           -          -           -     (3,269)           -          -             -      (3,269)
Net income and nonowner changes
 in equity                            -          -           -          -            -          -             -     291,497

Cash dividends declared:
  Preferred stock                     -          -           -          -       (8,550)         -             -      (8,550)
  Common stock                        -          -           -          -      (99,965)         -             -     (99,965)
Purchase of 2,136,450 shares
 of common stock                      -          -           -          -            -          -      (141,070)   (141,070)
Purchase and retirement of
 60,000 shares of common stock        -       (300)     (3,182)         -            -          -             -      (3,482)
Issuance of common stock under
  employee stock plans                -      2,161      18,071          -      (13,447)    (1,794)       21,101      26,092
Amortization of deferred
 compensation                         -          -           -          -            -        506             -         506
                               --------   --------   ---------  ---------   ----------  ---------     ---------  ----------
BALANCES AT JUNE 30, 1998      $250,000   $785,938   $  14,889  $  (5,206)  $1,904,223  $  (3,071)    $(119,969) $2,826,804
                               ========   ========   =========  =========   ========== ==========     =========  ==========
/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries
                                                         Six Months Ended
                                                             June 30
                                                   ---------------------------
(in thousands)                                             1998           1997
                                                   ------------   ------------
OPERATING ACTIVITIES:
  Net income                                       $    294,766   $    253,482
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for credit losses                        56,000         75,000
      Depreciation                                       28,332         29,850
      Restructuring charge                              (13,974)       (33,944)
      Net (increase) decrease in trading
        account securities                                3,979           (114)
      Net increase in assets held for sale              (22,464)          (383)
      Net (increase) decrease in accrued
        income receivable                                19,127         (6,403)
      Net decrease in accrued expenses                 (194,383)       (40,250)
      Net amortization of intangibles                    13,464         14,069
      Other, net                                        154,483        (23,243)
                                                   ------------   ------------
         Total adjustments                               44,564         14,582
                                                   ------------   ------------
           Net cash provided by operating
             activities                                 339,330        268,064
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing
    deposits with banks                                 (20,473)        19,313
  Net increase in federal funds sold
    and securities purchased under agreements
    to resell                                           (22,862)       (92,600)
  Proceeds from sale of investment securities
    available for sale                                   36,295        155,183
  Proceeds from maturity of investment
    securities available for sale                       611,325        522,543
  Purchases of investment securities
    available for sale                                 (100,105)      (735,033)
  Net increase in loans (other
    than purchased loans)                            (1,122,522)    (1,507,761)
  Purchase of loans                                      (1,115)       (47,909)
  Net proceeds from sale of consumer
    businesses                                        2,006,091              -
  Fixed assets, net                                     (16,776)       (11,014)
  Net (increase) decrease in customers'
    liability on acceptances outstanding                 (7,860)         2,365
                                                   ------------   ------------
           Net cash provided by (used in)
             investing activities                     1,361,998     (1,694,913)
FINANCING ACTIVITIES:
  Net increase in deposits                               32,316        309,368
  Net increase (decrease) in short-term
    borrowings                                          398,617       (454,625)
  Net increase (decrease) in acceptances
    outstanding                                           7,862         (2,365)
  Proceeds from issuance of medium- and
    long-term debt                                    1,500,000      3,230,000
  Repayments and purchases of medium- and
    long-term debt                                   (3,124,207)    (1,401,226)
  Proceeds from issuance of common stock
    and other capital transactions                       27,886         21,747
  Purchase of common stock for treasury
    and retirement                                     (144,552)      (131,833)
  Dividends paid                                       (103,874)       (96,126)
                                                   ------------   ------------
           Net cash provided by (used in)
             financing activities                    (1,405,952)     1,474,940
                                                   ------------   ------------
Net increase in cash and due from banks                 295,367         48,091
Cash and due from banks at beginning of year          1,927,087      1,901,760
                                                   ------------   ------------
Cash and due from banks at end of period           $  2,222,463   $  1,949,851
                                                   ============   ============
Interest paid                                      $    658,920   $    572,773
                                                   ============   ============
Income taxes paid                                  $    150,107   $    152,185
                                                   ============   ============
Noncash investing and financing activities:
  Loan transfers to other real estate              $      2,355   $      3,705
                                                   ============   ============



Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Comerica Incorporated and Subsidiaries (the "Corporation") on Form 10-K for the year ended December 31, 1997.
      The Corporation may use derivative financial instruments, including foreign exchange contracts, to manage the Corporation's exposure to interest rate and foreign currency risks. These instruments are treated as hedges, and accounted for on an accrual basis, since there is a high correlation with the on-balance sheet instrument being hedged. If this correlation ceases to exist, the existing unrealized gain or loss is amortized over the remaining term of the instrument, and future changes in fair value are accounted for on a mark-to-market basis. Derivative financial instruments executed as a service to customers are accounted for on a mark-to-market basis. For further information, refer to the Accounting Policies footnote in the Corporation's 1997 annual report.
      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter. The Corporation expects to adopt the new Statement effective January 1, 2000. The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies (continued) that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Corporation has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Corporation.


Note 2 - Investment Securities

      At June 30, 1998, investment securities having a carrying value of $2.3 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $21 million.


Note 3 - Allowance for Credit Losses

      The following analyzes the changes in the allowance for credit losses included in the consolidated balance sheets:

(in thousands)                           1998              1997
                                    ---------         ---------
Balance at January 1                $ 424,147         $ 367,165
Charge offs                           (66,630)          (59,537)
Recoveries                             25,358            21,897
                                    ---------         ---------
  Net charge offs                     (41,272)          (37,640)
Provision for credit losses            56,000            75,000
                                    ---------         ---------
Balance at June 30                  $ 438,875         $ 404,525
                                    =========         =========

      Statement of Financial Accounting Standards (SFAS) No. 114,
"Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans
(with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $79 million and $74 million for the

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 3 - Allowance for Credit Losses (continued) quarter and six months ended June 30, 1998, compared to $52 million and $65 million for the comparable periods last year. The following are period-end balances:

(in thousands)                    June 30, 1998       December 31, 1997
                                  -------------       -----------------
Total impaired loans                 $72,650               $70,470
Impaired loans requiring
  an allowance                        38,561                60,376
Impairment allowance                   7,087                20,358

Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 4 - Medium- and Long-term Debt

      Medium- and long-term debt consisted of the following at June 30, 1998 and December 31, 1997:

(in thousands)                     June 30, 1998        December 31, 1997
                                   -------------        -----------------
Parent Company
9.75% subordinated notes
  due 1999                         $   74,923           $   74,877
10.125% subordinated debentures
  due 1998                                  -               74,965
7.25% subordinated notes due
  2007                                148,586              148,509
                                   ----------           ----------
      Total parent company            223,509              298,351

Subsidiaries
Subordinated notes:
7.25% subordinated notes due
  2007                                198,200              198,100
7.875% subordinated notes due
  2026                                146,967              146,914
8.375% subordinated notes due
  2024                                147,976              147,938
7.25% subordinated notes due
  2002                                149,324              149,246
6.875% subordinated notes due
  2008                                 99,258               99,220
7.125% subordinated notes due
  2013                                148,279              148,224
                                   ----------           ----------
      Total subordinated notes        890,004              889,642

Medium-term notes:
Floating rate based on Treasury
  bill indices                        486,998              487,000
Floating rate based on Prime
  indices                             350,000            1,100,007
Floating rate based on LIBOR
  indices                           3,311,926            2,811,793
Floating rate based on Federal
  Funds indices                             -              349,998
Fixed rate notes with interest
  rates ranging from 5.97%
  to 6.65%                            399,743            1,349,596
                                   ----------           ----------
      Total medium-term notes       4,548,667            6,098,394

      Total subsidiaries            5,438,671            6,988,036
                                   ----------           ----------
      Total medium- and long-term
        debt                       $5,662,180           $7,286,387
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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts

                                  June 30, 1998                 December 31, 1997
                          ------------------------------  ------------------------------
                          Notional/                       Notional/
                          Contract    Unrealized   Fair   Contract    Unrealized   Fair
                          Amount    Gains  Losses  Value  Amount    Gains  Losses  Value
(in millions)             (1)       (2)            (3)    (1)       (2)            (3)
                          ------------------------------- ------------------------------
Risk Management
Interest rate contracts
   Swaps (4)              $ 7,465  $159   $  (3)  $ 156   $ 8,515   $137   $ (14)  $ 123
   Floors purchased            50     -       -       -        52      -       -       -
Foreign exchange contracts
   Spot and forward           779    11     (14)     (3)      445     12      (9)      3
   Swaps                      127     5       -       5       154      5       -       5
                          -------  ----   -----   -----   -------   ----   -----   -----
   Total risk management    8,421   175     (17)    158     9,166    154     (23)    131

Customer Initiated and
Other
Interest rate contracts
   Caps and floors
     written                  277     -       -       -       314      -       -       -
   Caps and floors
     purchased                160     -       -       -        32      -       -       -
   Swaps                      160     4      (4)      -       150      6      (6)      -
Foreign exchange contracts
   Spot, forward and
     options                  596     6      (2)      4     1,837     37     (33)      4
                          -------  ----   -----   -----   -------   ----   -----   -----
   Total customer
     initiated and other    1,193    10      (6)      4     2,333     43     (39)      4
                          -------  ----   -----   -----   -------   ----   -----   -----
   Total derivatives and
     foreign exchange
     contracts            $ 9,614  $185   $ (23)  $ 162   $11,499   $197   $ (62)  $ 135
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

(4)  Includes index amortizing swaps with a notional amount of $2,851 million and $3,521 million at June 30, 1998 and December 31, 1997, respectively.  These swaps had net unrealized gains of $9 million and net unrealized losses of $4 million at June 30, 1998 and December 31,
1997, respectively.  As of June 30, 1998 index amortizing swaps had an average expected life of approximately 2 years with a stated maturity that averaged 4 years.

/TABLE

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

Risk Management
---------------

      Interest rate risk arises in the normal course of business to the extent there is a difference between the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. This gap in the balance sheet structure reflects the sensitivity of the Corporation's net interest income to a change in interest rates. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs on-balance sheet instruments such as investment securities, as well as off-balance sheet derivative financial instruments and foreign exchange contracts, to manage exposure to these and other risks, including liquidity risk.
      As an end-user, the Corporation mainly accesses the interest rate markets to obtain off-balance sheet derivatives instruments for use principally in connection with asset and liability management activities. The Corporation principally utilizes interest rate swaps with the objective of managing the sensitivity of net interest income to interest rate fluctuations. To accomplish this objective, the Corporation primarily uses interest rate swaps to modify the interest rate characteristics of certain assets and liabilities (for example, from a floating rate to a fixed rate, a fixed rate to a floating rate or from one floating rate index to another). Management believes this strategy achieves an optimal match between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although there can be no assurance that such a strategy will be successful.
      The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of June 30, 1998. The swaps are grouped by the assets or liabilities to which they have been designated.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

-----------------------------------------------------------------------------------------
Remaining Expected Maturity of Risk Management Interest Rate Swaps:
                                                                  2003-          Dec. 31,
(dollar amounts in millions)    1998   1999    2000  2001   2002  2026   Total       1997
 -----------------------------------------------------------------------------------------
Variable rate asset
designation:
  Receive fixed swaps
    Generic                     $    - $    - $  700 $1,625 $   - $    - $2,325  $  700
    Amortizing                       -      -      -      -     -      -      -     100
    Index amortizing               507    919    652    302   321    136  2,837   3,504

    Weighted average: (1)
      Receive rate                6.34%  6.36%  6.35%  6.06% 6.42%  6.20%  6.24%   6.33%
      Pay rate                    5.68%  5.69%  5.69%  5.69% 5.68%  5.66%  5.69%   5.90%

  Floating/floating swaps       $    - $    - $    - $    -  $  - $    - $    -  $   55

Fixed rate asset designation:
    Pay fixed swaps
      Generic                   $    - $    2 $    - $    -  $  - $    - $    2  $    2
      Index amortizing               3      2      9      -     -      -     14      17

      Weighted average: (1)
        Receive rate              5.66%  5.70%  5.66%     -%    -%     -%  5.67%   5.97%
        Pay rate                  5.34%  7.21%  5.34%     -%    -%     -%  5.76%   5.85%

Medium- and long-term debt
designation:
  Generic receive fixed swaps   $  200 $    - $  200 $    -  $150 $  900 $1,450  $2,200

    Weighted average: (1)
      Receive rate                5.97%     -%  6.91%     -% 7.37%  7.66%  7.29%   6.84%
      Pay rate                    5.56%     -%  5.69%     -% 5.69%  5.69%  5.67%   5.83%

  Floating/floating swaps       $  800 $    - $   37 $    -  $  - $    - $  837  $1,937

    Weighted average: (2)
      Receive rate                5.67%     -%  5.55%     -%    -%     -%  5.67%   5.73%
      Pay rate                    5.59%     -%  5.68%     -%    -%     -%  5.59%   5.77%

Total notional amount           $1,510 $  923 $1,598 $1,927  $471 $1,036 $7,465  $8,515
-----------------------------------------------------------------------------------------
(1)  Variable rates are based on LIBOR rates paid or received at June 30, 1998.
(2)  Variable rates paid are based on LIBOR at June 30, 1998, while variable rates received are based on prime.
-----------------------------------------------------------------------------------------

/TABLE

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

      The Corporation also uses various other types of off-balance sheet financial instruments to manage interest rate and foreign currency risks associated with specific assets or liabilities, including interest rate caps and floors, forward and futures interest and foreign exchange rate contracts, and foreign exchange rate swaps, which are reflected in the table above. At June 30, 1998 and December 31, 1997, the notional amounts of commitments to purchase and sell U.S. Treasury and municipal bond securities related to the Corporation's trading account totaled $78 million and $2 million, respectively. The notional amounts of commitments to sell mortgage loans totaled $30 million at December 31, 1997. No such commitments were outstanding at June 30, 1998. These commitments, which are similar in nature to forward contracts, are not reflected in the above table due to the immaterial impact they have on the financial statements.


Customer Initiated and Other
-----------------------------

      The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts, interest rate caps and
forward rate agreements, at the request of customers.   The Corporation
minimizes market risk arising from customer initiated foreign exchange contracts and forward rate agreements by entering into offsetting transactions. Average fair values and income from customer initiated and other foreign exchange contracts were not material for the six-month period ended June 30, 1998 and for the year ended December 31, 1997.
      Customer initiated interest rate caps generally are not offset by other on- or off-balance sheet financial instruments; however, the Corporation has established authority limits for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not material for the six-month period ended June 30, 1998 and for the year ended December 31, 1997.
      Available credit lines on fixed rate credit card and check product accounts, which expose the Corporation to the risk of a reduction in net interest income as rates increase, totaled approximately $1.4 billion at

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

June 30, 1998 and $1.8 billion at December 31, 1997. Management believes that market risk exposure arising from these revolving credit commitments is very limited, however, since it is unlikely that a significant number of customers with these accounts will simultaneously borrow up to their maximum available credit lines.



Off-Balance Sheet Derivative and Foreign Exchange Activity
----------------------------------------------------------

      The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts.

                                                           Customer Initiated
                                    Risk Management            and Other
                                 ---------------------   ---------------------
                                 Interest    Foreign     Interest    Foreign
                                 Rate        Exchange    Rate        Exchange
(in millions)                    Contracts   Contracts   Contracts   Contracts
                                 ---------------------   ---------------------
Balances at December 31, 1997    $ 8,567     $   599     $ 496       $  1,837

Additions                          1,627       3,241       281         18,940
Maturities/amortizations          (2,624)     (2,934)     (180)       (20,181)
Terminations                         (55)          -         -              -
                                 -------     -------     -----       --------
Balances at June 30, 1998        $ 7,515     $   906     $ 597       $    596
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

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         -----------------------

Results of Operations
---------------------

      Net income for the second quarter ended June 30, 1998 was $150 million, up $20 million, or 16 percent, from $130 million reported for the second quarter of 1997. Diluted net income per share increased 18 percent to $0.92 from $0.78 a year ago. Return on average common shareholders' equity was 22.57 percent and return on average assets was 1.74 percent, compared to 21.31 percent and 1.49 percent, respectively, for the comparable quarter last year.
      Net income for the first six months of 1998 was $1.80 per share or $295 million, compared to $1.52 or $253 million for the same period in 1997, increases of 18 percent and 16 percent, respectively. Return on average common shareholders' equity was 22.33 percent and return on assets was 1.67 percent for the first six months of 1998, compared to 20.86 percent and 1.48 percent, respectively, for the first six months of 1997.
      On January 15, 1998, the Corporation's board of directors declared a three-for-two stock split, effected in the form of a 50 percent stock dividend paid on April 1, 1998, as well as increased the quarterly cash dividend 12 percent to $0.32 per share. All per share data included in the financial statements and managements discussion and analysis have been retroactively adjusted to reflect the split.


Net Interest Income
-------------------

      The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended June 30, 1998. On a FTE basis, net interest income was $366 million for the three months ended June 30, 1998, unchanged from the comparable quarter in 1997. Net interest income and the net interest margin were both affected by the sale of $2.0 billion of indirect consumer loans and non-relationship credit card receivables. Excluding the impact of the consumer sale, net interest income would have increased 4 percent, primarily due to a 20 percent increase in average commercial loans. The net interest margin for the three months ended June 30, 1998, was 4.62 percent, an increase of 5 basis points from 4.57 percent for the second quarter of 1997.
      Table II provides an analysis of net interest income for the first six months of 1998. On a FTE basis, net interest income for the six months ended June 30, 1998, was $734 million compared to $720 million for the same period in 1997. This increase is primarily attributed to the growth in commercial loans cited in the quarterly discussion. The net interest margin for the six months ended June 30, 1998, was 4.56 percent compared to 4.58 percent for the same period in 1997.
      Net income generated by the risk management interest rate swap portfolio resulted in a contribution of 17 basis points to the net interest margin in the second quarter of 1998, compared to a 16 basis-point contribution in the year-earlier quarter. The contribution for the first six months of 1998 was 16 basis points compared to an 18 basis-point contribution in 1997. Interest rate swaps permit management to control the sensitivity of net interest income to fluctuations in interest rates in a manner similar to on-balance sheet investment securities but without significant impact to capital or liquidity. These instruments are designated against certain assets and liabilities, therefore, their impact on net interest income is generally offset by and should be considered in relation to the level of net interest income generated by the related on-balance sheet assets and liabilities.
      In addition to using interest rate swaps and other off-balance sheet instruments to control the Corporation's exposure to interest rate risk, management attempts to monitor the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At June 30, 1998, the Corporation was in an asset sensitive position of $2.6 billion (on an elasticity adjusted basis), or 8 percent of earning assets. The earnings simulation analysis performed at the end of the quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at June 30, 1998 for a 200 basis point decline in short-term interest rates identified approximately $35 million, or 2 percent, of net interest income at risk during the next 12 months. If short-term interest

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Three Months Ended
                                 -------------------------------------------------------------
                                         June 30, 1998                   June 30, 1997
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $28,143       $591      8.42%   $27,046       $579      8.59%
Investment securities              3,500         60      6.81      4,806         84      6.90
Other earning assets                 160          2      5.92        157          3      6.24
----------------------------------------------------------------------------------------------
   Total earning assets           31,803        653      8.23     32,009        666      8.32

Interest-bearing deposits         15,931        161      4.05     16,412        170      4.15
Short-term borrowings              3,223         45      5.62      4,140         57      5.49
Medium- and long-term debt         6,087         94      6.18      5,525         86      6.28
Net interest rate swap (income)/
  expense (1)                          -        (13)        -          -        (13)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $25,241        287      4.56    $26,077        300      4.61
                                               --------------                  ---------------
Net interest income/
  Rate spread (FTE)                            $366      3.67                  $366      3.71
                                               ====                            ====

FTE adjustment                                 $  2                            $  2
                                               ====                            ====
Impact of net noninterest-bearing
  sources of funds                                       0.95                            0.86
----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.62%                           4.57%
==============================================================================================
(1)  After allocation of the income or expense generated by interest rate swaps for the three months ended June 30, 1998, to the related assets and liabilities, the average yield on total loans was 8.52 percent as of June 30, 1998, compared to 8.68 percent a year ago.  The average cost of funds for medium- and long-term debt was 5.73 percent as of June 30, 1998, compared to 5.80 percent a year earlier.
                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)
Loans                                         $  1      $  11      $  12
Investment securities                           (1)       (23)       (24)
Other earning assets                            (1)         -         (1)
                                             ------------------------------
   Total earning assets                         (1)       (12)       (13)

Interest-bearing deposits                        1        (10)        (9)
Short-term borrowings                            1        (13)       (12)
Medium- and long-term debt                      (1)         9          8
Net interest rate swap
  (income)/expense                               -          -          -
                                             ------------------------------
   Total interest-bearing sources                1        (14)       (13)
                                             ------------------------------

Net interest income/Rate spread (FTE)        $  (2)      $  2      $   -
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.
/TABLE

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                       Six Months Ended
                                 -------------------------------------------------------------
                                         June 30, 1998                   June 30, 1997
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $28,530     $1,199      8.46%   $26,640     $1,126      8.51%
Investment securities              3,673        125      6.83      4,776        165      6.86
Other earning assets                 164          5      5.94        149          4      6.20
----------------------------------------------------------------------------------------------
   Total earning assets           32,367      1,329      8.27     31,565      1,295      8.24

Interest-bearing deposits         16,116        328      4.11     16,186        329      4.10
Short-term borrowings              3,214         89      5.58      4,195        112      5.39
Medium- and long-term debt         6,618        204      6.20      5,189        162      6.29
Net interest rate swap
  (income)/expense (1)                 -        (26)        -          -        (28)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $25,948        595      4.62    $25,570        575      4.53
                                             -----------------               ------------------
Net interest income/
  Rate spread (FTE)                          $  734      3.65                $  720      3.71
                                             ======                          ======

FTE adjustment                               $    4                          $    5
                                             ======                          ======
Impact of net noninterest-bearing
  sources of funds                                       0.91                            0.87
----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.56%                           4.58%
==============================================================================================
(1)  After allocation of the income or expense generated by interest rate swaps for the six months ended June 30, 1998, to the related assets and liabilities, the average yield on total loans was 8.55 percent as of June 30, 1998, compared to 8.63 percent a year ago.  The average cost of funds for medium- and long-term debt was 5.79 percent as of June 30, 1998 and 1997.

                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)
Loans                                         $  9       $ 64       $ 73
Investment securities                           (3)       (37)       (40)
Other earning assets                             -          1          1
                                             ------------------------------
   Total earning assets                          6         28         34

Interest-bearing deposits                        3         (4)        (1)
Short-term borrowings                            4        (27)       (23)
Medium- and long-term debt                      (2)        44         42
Net interest rate swap
  (income)/expense                               2          -          2
                                             ------------------------------
   Total interest-bearing sources                7         13         20
                                             ------------------------------

Net interest income/Rate spread (FTE)        $  (1)      $ 15       $ 14
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.

/TABLE

rates rise 200 basis points, net interest income would be enhanced by approximately $18 million, or 1 percent. The results of these simulations are within established corporate policy guidelines.


Provision for Credit Losses
---------------------------

      The provision for credit losses for the second quarter of 1998 was $28 million, a decrease of $6 million from the second quarter of 1997.
The provision for the first six months of 1998 was $56 million compared to $75 million for the same period in 1997. The Corporation establishes this provision to maintain an adequate allowance for credit losses, which is discussed in the section entitled "Allowance for Credit Losses and Nonperforming Assets."


Noninterest Income
------------------

      Noninterest income was $149 million for the three months ended June 30, 1998, an increase of $28 million, or 23 percent over the same period
in 1997.   Included in second quarter 1998 noninterest income is a $9 million gain on the aforementioned sale of consumer loans and the mortgage servicing business. Excluding the effect of certain nonrecurring items and divestitures in both periods, noninterest income increased 15 percent in the second quarter of 1998 compared to the second quarter of 1997. Accounting for the majority of this increase were higher levels of fiduciary income, service charges, brokerage fees and commercial fee income. For the first six months of 1998, noninterest income was $284 million, an increase of $33 million, or 13 percent, from the first six months of 1997.


Noninterest Expenses
--------------------

      Noninterest expenses were $253 million for the second quarter ended June 30, 1998, an increase of $4 million, or 2 percent, from the second quarter of 1997. For the first six months of 1998, noninterest expenses were $503 million, an increase of $5 million, or 1 percent, from the first six months of 1997. These nominal increases reflect management's continued focus on efficiency and recognition of the positive effects of the Corporation's Direction 2000: Phase III program to improve efficiency, revenue and customer service.


Provision for Income Taxes
--------------------------

      The provision for income taxes for the second quarter of 1998 totaled $82 million, an increase of 13 percent compared to $72 million reported for the same period a year ago. The provision for the first six months of 1998 was $160 million compared to $140 million for the same period in 1997. The effective tax rate was 35 percent for the second quarter and the first six months of 1998 compared to 36 percent for the comparable periods in 1997.


Strategic Lines of Business
---------------------------

      The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. The following table presents the financial results of these business lines for the six months ended June 30, 1998 and 1997. For a description of the business activities of each line of business and the methodologies which form the basis for these results, refer to the discussion entitled "Strategic Lines of Business" on page 26 of the Corporation's 1997 annual report.

Table III - Strategic Lines of Business Financial Results
Six Months Ended June 30


                           Business          Individual        Investment
                             Bank               Bank              Bank*             Other               Total
-----------------------------------------------------------------------------------------------------------------
(in millions)            1998      1997     1998**   1997     1998     1997     1998     1997      1998      1997
-----------------------------------------------------------------------------------------------------------------
Average assets        $22,129   $19,113   $8,320   $9,518   $   41   $   24   $4,780   $5,691   $35,270   $34,346
Total revenues (FTE)      430       378      503      505       61       50       24       38     1,018       971
Net income                175       158      143      122        3        2      (26)     (29)      295       253

Return on average
  assets                 1.60%     1.67%    1.59%    1.39%    5.40%    4.48%   -0.47%   -0.51%     1.67%     1.48%
Return on average
  common equity         27.66%    30.68%   37.34%   32.07%   21.61%   16.49%  -10.92%  -11.34%    22.33%    20.86%



 * Net income was reduced by charges for fees internally transferred to other lines of business for referrals to the Investment Bank.  If excluded, Investment Bank net income would have been $5 million and $3 million, and return on average common equity would have been 39.99% and 23.68%, in 1998 and 1997, respectively.

** Financial results for the Individual Bank for 1998 were affected by the sale of $2.0 billion of indirect consumer loans and non-relationship credit card receivables and the mortgage servicing business.  Net income includes a $9 million gain and reflects the reduction of the Individual Bank's allowance for loan losses as a result of the sale.


Financial Condition
-------------------

     Total assets were $35.1 billion at June 30, 1998, compared with $36.3 billion at December 31, 1997. The Corporation has continued to generate commercial loan growth in 1998. Since December 31, 1997, commercial loans have increased $1.1 billion, or 7 percent. Total loans decreased $892 million, or 3 percent, since year-end 1997 as a result of the sale of $2.0 billion of indirect consumer loans and certain credit card receivables in the Individual Bank. The increase in commercial loans was partially funded by runoff of investment securities, which declined $609 million, or 15 percent, since December 31, 1997.
     Total liabilities decreased $1.3 billion, or 4 percent, to $32.2 billion since December 31, 1997. Medium- and long-term debt decreased
$1.6 billion, or 22 percent, primarily as a result of the consumer loan sales. This decrease was partially offset by a $456 million increase in federal funds purchased and securities sold under agreements to repurchase.


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


     At June 30, 1998, the allowance for credit losses was $439 million, an increase of $15 million, or 3 percent, since December 31, 1997. The allowance as a percentage of total loans increased to 1.57 percent, compared to 1.47 percent at December 31, 1997. As a percentage of total nonperforming assets, the allowance increased from 413 percent at year-end
1997 to 458 percent at June 30, 1998.
     Net charge-offs for the second quarter of 1998 were $19 million, or
0.27 percent of average total loans, compared with $21 million, or 0.31 percent, for the year-earlier quarter. Net charge-offs for the first six months of 1998 were $41 million, or 0.29 percent of average total loans, compared with $38 million, or 0.28 percent, for the same period last year.
An analysis of the allowance for credit losses is presented in Note 5 to the consolidated financial statements.
     Nonperforming assets decreased $7 million, or 7 percent, since
December 31, 1997, and were categorized as follows:



                                       June 30,        December 31,
(in thousands)                            1998                1997
                                 -------------        ------------
Nonaccrual loans:
  Commercial                     $      64,273        $     58,914
  International                          4,500               1,000
  Real estate construction               2,092               3,438
  Commercial mortgage                    6,405              11,088
  Residential mortgage                   3,744               3,719
                                 -------------        ------------
       Total nonaccrual loans           81,014              78,159
Reduced-rate loans                       8,260               7,583
                                 -------------        ------------
       Total nonperforming loans        89,274              85,742
Other real estate                        6,591              17,046
                                 -------------        ------------
  Total nonperforming assets     $      95,865        $    102,788
                                 =============        ============

Loans past due 90 days or more   $      37,423        $     52,805
                                 =============        ============

      Nonperforming assets as a percentage of total loans and other real estate at June 30, 1998 and December 31, 1997, were 0.34 percent and 0.36 percent, respectively.

Capital
-------

      Common shareholders' equity was up $68 million from December 31, 1997 to June 30, 1998, excluding the change in unrealized gains/(losses) on investment securities available for sale. The increase was primarily due to the retention of $186 million in earnings, offset by the repurchase of 2.2 million shares of common stock under various corporate programs.
      Capital ratios exceed minimum regulatory requirements. Previously reported risk-based capital ratios were revised as a result of corrections to the data used to determine risk-based assets. The revised ratios at June 30, 1998 were as follows:


                                                      June 30, 1998
                                                      -------------
Leverage ratio (3.00 - minimum)                            7.52%
Tier 1 risk-based capital ratio (4.0 - minimum)            6.47
Total risk-based capital ratio (8.0 - minimum)            10.09


      At June 30, 1998, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of "well capitalized" institutions as defined in the final rule under FDICIA.


Other Matters
-------------

      Included in this report are forward-looking statements based on management's current expectations and/or the assumptions made in the earnings simulation analyses, but numerous factors could cause variances in these projections, and their underlying assumptions, such as changes in interest rates, the industries where the Corporation has a concentration of loans, changes in the level of fee income, economic conditions and continuing consolidations in the banking industry.

PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     (10.1)*  Employment Agreement dated May 29, 1998 between the
              Corporation and Ralph W. Babb.

     (10.2)* Supplemental Pension and Retiree Medical Agreement dated May 29, 1998 between the Corporation and Ralph W. Babb.

     (11)     Statement re:  Computation of Earnings Per Share

     (27)     Financial Data Schedule

(b)  Reports on Form 8-K

      The Corporation did not file any reports on Form 8-K during the six months ended June 30, 1998.


* Management compensation arrangement

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




Date:  August 6, 1998