Form 10-Q
period 1998-09-30
COMERICA INC /NEW/
filed 1998-11-13
CIK 28412

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1998

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

      $5 par value common stock:
          outstanding as of October 31, 1998:  155,542,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                      September 30,   December 31,   September 30,
(In thousands, except share data)              1998           1997            1997
                                      -------------   ------------   -------------
ASSETS
Cash and due from banks               $ 1,364,063     $ 1,927,087    $ 1,886,293

Short-term investments                    129,057         202,957         92,969

Investment securities available
  for sale                              3,108,120       4,005,962      4,716,940

Commercial loans                       17,361,281      15,805,549     14,865,246
International loans                     2,524,159       2,085,090      2,110,663
Real estate construction loans          1,037,284         940,910        974,779
Commercial mortgage loans               3,927,689       3,633,785      3,574,011
Residential mortgage loans              1,136,195       1,565,445      1,642,226
Consumer loans                          1,882,347       4,347,665      4,432,242
Lease financing                           598,259         516,600        496,825
                                      -----------     -----------    -----------
     Total loans                       28,467,214      28,895,044     28,095,992
Less allowance for credit losses         (438,929)       (424,147)      (412,582)
                                      -----------     -----------    -----------
     Net loans                         28,028,285      28,470,897     27,683,410

Premises and equipment                    361,171         380,157        384,202
Customers' liability on acceptances
  outstanding                              12,945          18,392         26,237
Accrued income and other assets         1,372,573       1,286,946      1,114,832
                                      -----------     -----------    -----------
     TOTAL ASSETS                     $34,376,214     $36,292,398    $35,904,883
                                      ===========     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits          $ 6,740,407     $ 6,761,202    $ 6,420,063
Interest-bearing deposits              15,493,005      15,825,115     15,638,241
                                      -----------     -----------    -----------
     Total deposits                    22,233,412      22,586,317     22,058,304
Federal funds purchased and
  securities sold under
  agreements to repurchase              2,147,048         592,860        625,469
Other borrowed funds                    1,182,122       2,600,041      3,465,473
Acceptances outstanding                    12,945          18,392         26,237
Accrued expenses and other
  liabilities                             227,983         446,625        369,597
Medium- and long-term debt              5,632,697       7,286,387      6,615,449
                                      -----------     -----------    -----------
     Total liabilities                 31,436,207      33,530,622     33,160,529
Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
    9/30/98, 12/31/97 and 9/30/97         250,000         250,000        250,000
Common stock - $5 par value:
  Authorized - 325,000,000 shares
  Issued-157,187,518 shares at
    9/30/98, 156,815,367 shares at
    12/31/97 and 105,239,666 shares
    at 9/30/97                            785,938         784,077        526,198
Capital surplus                            16,713               -              -
Unrealized gains and losses on
  investment securities available
  for sale                                  2,676          (1,937)         7,606
Retained earnings                       1,999,197       1,731,419      1,962,568
Deferred compensation                      (3,110)         (1,783)        (2,018)
Less cost of common stock in
  treasury- 1,689,201 shares at
  9/30/98                                (111,407)              -              -
                                      -----------     -----------    -----------
     Total shareholders' equity         2,940,007       2,761,776      2,744,354
                                      -----------     -----------    -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY           $34,376,214     $36,292,398    $35,904,883
                                      ===========     ===========    ===========
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
                                            Three Months Ended         Nine Months Ended
                                               September 30               September 30
                                           --------------------     ------------------------
(In thousands, except per share data)          1998        1997           1998          1997
                                           --------    --------     ----------    ----------
INTEREST INCOME
Interest and fees on loans                 $583,747    $590,198     $1,781,164    $1,714,211
Interest on investment securities:
  Taxable                                    51,968      80,265        170,856       236,282
  Exempt from federal income tax              1,754       2,486          5,774         8,478
                                           --------    --------     ----------    ----------
       Total interest on investment
         securities                          53,722      82,751        176,630       244,760
Interest on short-term investments            2,093       1,722          6,859         6,269
                                           --------    --------     ----------    ----------
       Total interest income                639,562     674,671      1,964,653     1,965,240

INTEREST EXPENSE
Interest on deposits                        156,289     173,193        484,353       502,664
Interest on short-term borrowings:
  Federal funds purchased and securities
     sold under agreements to repurchase     35,453      27,276         93,655        82,794
  Other borrowed funds                       10,724      22,813         41,536        79,399
Interest on medium- and long-term debt       86,079     101,613        289,786       263,795
Net interest rate swap income                (9,418)    (11,805)       (35,198)      (40,306)
                                           --------    --------     ----------    ----------
       Total interest expense               279,127     313,090        874,132       888,346
                                           --------    --------     ----------    ----------
       Net interest income                  360,435     361,581      1,090,521     1,076,894
Provision for credit losses                  21,000      34,000         77,000       109,000
                                           --------    --------     ----------    ----------
       Net interest income after
         provision for credit losses        339,435     327,581      1,013,521       967,894

NONINTEREST INCOME
Income from fiduciary activities             40,888      37,622        123,632       106,871
Service charges on deposit accounts          39,316      35,036        117,283       104,985
Securities gains                                174       1,096             35         1,359
Other noninterest income                     71,736      62,593        194,811       173,973
                                           --------    --------     ----------    ----------
       Total noninterest income             152,114     136,347        435,761       387,188

NONINTEREST EXPENSES
Salaries and employee benefits              142,252     135,311        415,013       403,669
Net occupancy expense                        22,533      22,311         66,873        67,699
Equipment expense                            14,959      15,055         45,250        46,288
Telecommunications expense                    7,207       6,894         20,190        20,965
Other noninterest expenses                   66,870      73,051        209,667       211,997
                                           --------    --------     ----------    ----------
       Total noninterest expenses           253,821     252,622        756,993       750,618
                                           --------    --------     ----------    ----------
Income before income taxes                  237,728     211,306        692,289       604,464
Provision for income taxes                   83,238      74,239        243,033       213,915
                                           --------    --------     ----------    ----------
NET INCOME                                 $154,490    $137,067     $  449,256    $  390,549
                                           ========    ========     ==========    ==========
Net income applicable to common stock      $150,215    $132,792     $  436,431    $  377,724
                                           ========    ========     ==========    ==========
Basic net income per common share             $0.97       $0.84          $2.80         $2.38
Diluted net income per common share           $0.95       $0.83          $2.75         $2.34

Cash dividends declared on common stock     $49,650     $45,253       $149,615      $136,276
Dividends per common share                    $0.32       $0.29          $0.96         $0.86

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries
                               Nonredeem-
                                 able                           Unrealized                                        Total
                               Preferred  Common     Capital    Gains/      Retained    Deferred      Treasury   Shareholders'
(in thousands)                 Stock      Stock      Surplus    (Losses)    Earnings    Compensation  Stock      Equity
                               ---------  ---------  ---------  ----------  ----------  ------------  ---------  -------------

BALANCES AT JANUARY 1, 1997    $250,000   $536,487   $       -  $ (22,789)  $1,854,116  $  (2,245)    $       -  $2,615,569
Net income for 1997                   -          -           -          -      390,549          -             -     390,549
Nonowner changes in equity:
  Unrealized holding
   gains/(losses) arising
   during the period                  -          -           -     48,121            -          -             -      48,121
  Less:  Reclassification
   adjustment for gains/
   (losses) included in
   net income                         -          -           -      1,359            -          -             -       1,359
    Nonowner changes in equity
     before income taxes              -          -           -     46,762            -          -             -      46,762
Provision for income taxes
 related to nonowner changes
 in equity                            -          -           -     16,367            -          -             -      16,367
Nonowner changes in equity,
 net of tax                           -          -           -     30,395            -          -             -      30,395
Net income and nonowner changes
 in equity                            -          -           -          -            -          -             -     420,944

Cash dividends declared:
  Preferred stock                     -          -           -          -      (12,825)         -             -     (12,825)
  Common stock                        -          -           -          -     (136,276)         -             -    (136,276)
Purchase and retirement of
 2,772,227 shares of common
 stock                                -    (13,861)    (24,860)         -     (133,005)         -             -    (171,726)
Issuance of common stock under
  employee stock plans                -      3,572      24,860          -            9       (531)            -      27,910
Amortization of deferred
 compensation                         -          -           -          -            -        758             -         758
                               --------   --------   ---------  ---------   ----------  ---------     ---------  ----------
BALANCES AT SEPTEMBER 30, 1997 $250,000   $526,198   $       -  $   7,606   $1,962,568  $  (2,018)    $       -  $2,744,354
                               ========   ========   =========  =========   ==========  =========     =========  ==========
BALANCES AT JANUARY 1, 1998    $250,000   $784,077   $       -  $  (1,937)  $1,731,419  $  (1,783)    $       -  $2,761,776
Net income for 1998                   -          -           -          -      449,256          -             -     449,256
Nonowner changes in equity:
  Unrealized holding gains/
   (losses) arising during
   the period                         -          -           -      7,132            -          -             -       7,132
  Less:  Reclassification
   adjustment for gains/
   (losses) included in net
   income                             -          -           -         35            -          -             -          35
    Nonowner changes in equity
     before income taxes              -          -           -      7,097            -          -             -       7,097
Provision for income taxes
 related to nonowner changes
 in equity                            -          -           -      2,484            -          -             -       2,484
Nonowner changes in equity,
 net of tax                           -          -           -      4,613            -          -             -       4,613
Net income and nonowner changes
 in equity                            -          -           -          -            -          -             -     453,869

Cash dividends declared:
  Preferred stock                     -          -           -          -      (12,825)         -             -     (12,825)
  Common stock                        -          -           -          -     (149,615)         -             -    (149,615)
Purchase of 2,136,450 shares
 of common stock                      -          -           -          -            -          -      (141,070)   (141,070)
Purchase and retirement of
 60,000 shares of common stock        -       (300)     (3,182)         -            -          -             -      (3,482)
Issuance of common stock under
  employee stock plans                -      2,161      19,895          -      (19,038)    (2,085)       29,663      30,596
Amortization of deferred
 compensation                         -          -           -          -            -        758             -         758
                               --------   --------   ---------  ---------   ----------  ---------     ---------  ----------
BALANCES AT SEPTEMBER 30, 1998 $250,000   $785,938   $  16,713  $   2,676   $1,999,197  $  (3,110)    $(111,407) $2,940,007
                               ========   ========   =========  =========   ========== ==========     =========  ==========
/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries
                                                        Nine Months Ended
                                                          September 30
                                                   ---------------------------
(in thousands)                                             1998           1997
                                                   ------------   ------------
OPERATING ACTIVITIES:
  Net income                                       $    449,256   $    390,549
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for credit losses                        77,000        109,000
      Depreciation                                       42,997         44,344
      Restructuring charge                              (14,957)       (40,837)
      Net decrease in trading account securities          2,968            291
      Net increase in assets held for sale               (6,857)        (4,676)
      Net increase in accrued income receivable          (4,514)       (24,031)
      Net increase (decrease) in accrued expenses      (161,337)         8,037
      Net amortization of intangibles                    21,930         21,132
      Other, net                                         48,576         42,946
                                                   ------------   ------------
         Total adjustments                                5,806        156,206
                                                   ------------   ------------
           Net cash provided by operating
             activities                                 455,062        546,755
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing
    deposits with banks                                 (11,869)        24,181
  Net (increase) decrease in federal funds sold
    and securities purchased under agreements
    to resell                                            89,658         (9,158)
  Proceeds from sale of investment securities
    available for sale                                   44,364        175,782
  Proceeds from maturity of investment
    securities available for sale                       876,576        768,755
  Purchases of investment securities
    available for sale                                 (108,428)      (880,174)
  Net increase in loans (other
    than purchased loans)                            (1,608,051)    (1,902,362)
  Purchase of loans                                      (1,115)       (50,505)
  Net proceeds provided by acquisitions/sales         1,878,907              -
  Fixed assets, net                                     (29,494)       (20,883)
  Net decrease in customers' liability on
    acceptances outstanding                               5,447          6,865
                                                   ------------   ------------
           Net cash provided by (used in)
             investing activities                     1,135,995     (1,887,499)
FINANCING ACTIVITIES:
  Net decrease in deposits                             (352,905)      (308,869)
  Net increase (decrease) in short-term
    borrowings                                          136,269       (398,249)
  Net decrease in acceptances outstanding                (5,447)        (6,865)
  Proceeds from issuance of medium- and
    long-term debt                                    2,500,000      4,525,000
  Repayments and purchases of medium- and
    long-term debt                                   (4,162,060)    (2,151,320)
  Proceeds from issuance of common stock
    and other capital transactions                       32,681         28,441
  Purchase of common stock for treasury
    and retirement                                     (144,552)      (171,726)
  Dividends paid                                       (158,067)      (191,135)
                                                   ------------   ------------
           Net cash provided by (used in)
             financing activities                    (2,154,081)     1,325,277
                                                   ------------   ------------
Net decrease in cash and due from banks                (563,024)       (15,467)
Cash and due from banks at beginning of year          1,927,087      1,901,760
                                                   ------------   ------------
Cash and due from banks at end of period           $  1,364,063   $  1,886,293
                                                   ============   ============
Interest paid                                      $    900,964   $    874,178
                                                   ============   ============
Income taxes paid                                  $    214,738   $    215,349
                                                   ============   ============
Noncash investing and financing activities:
  Loan transfers to other real estate              $      5,629   $      6,031
                                                   ============   ============



Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Comerica Incorporated and Subsidiaries (the "Corporation") on Form 10-K for the year ended December 31, 1997.
      The Corporation may use derivative financial instruments, including foreign exchange contracts, to manage the Corporation's exposure to interest rate and foreign currency risks. These instruments are treated as hedges, and accounted for on an accrual basis, since there is a high correlation with the on-balance sheet instrument being hedged. If this correlation ceases to exist, the existing unrealized gain or loss is amortized over the remaining term of the instrument, and future changes in fair value are accounted for on a mark-to-market basis. Derivative financial instruments executed as a service to customers are accounted for on a mark-to-market basis. For further information, refer to the Accounting Policies footnote in the Corporation's 1997 annual report.
      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter. The Corporation expects to adopt the new Statement effective January 1, 2000. The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies (continued) that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Corporation has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Corporation.


Note 2 - Investment Securities

      At September 30, 1998, investment securities having a carrying value of $2.2 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $45 million.


Note 3 - Allowance for Credit Losses

      The following analyzes the changes in the allowance for credit losses included in the consolidated balance sheets:

(in thousands)                           1998              1997
                                    ---------         ---------
Balance at January 1                $ 424,147         $ 367,165
Charge offs                           (95,881)          (93,462)
Recoveries                             33,663            29,879
                                    ---------         ---------
  Net charge offs                     (62,218)          (63,583)
Provision for credit losses            77,000           109,000
                                    ---------         ---------
Balance at September 30             $ 438,929         $ 412,582
                                    =========         =========

      Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 3 - Allowance for Credit Losses (continued) impaired. Impaired loans averaged $93 million and $80 million for the quarter and nine months ended September 30, 1998, compared to $84 million and $71 million for the comparable periods last year. The following are period-end balances:

(in thousands)                    September 30, 1998    December 31, 1997
                                  ------------------    -----------------
Total impaired loans                  $99,700                $70,470
Impaired loans requiring
  an allowance                         77,645                 60,376
Impairment allowance                   21,634                 20,358

Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 4 - Medium- and Long-term Debt

      Medium- and long-term debt consisted of the following at September 30, 1998 and December 31, 1997:

(in thousands)                     September 30, 1998   December 31, 1997
                                   ------------------   -----------------
Parent Company
9.75% subordinated notes
  due 1999                         $   74,946           $   74,877
10.125% subordinated debentures
  due 1998                                  -               74,965
7.25% subordinated notes due
  2007                                159,953              148,509
                                   ----------           ----------
      Total parent company            234,899              298,351

Subsidiaries
Subordinated notes:
7.25% subordinated notes due
  2007                                198,250              198,100
7.875% subordinated notes due
  2026                                174,305              146,914
8.375% subordinated notes due
  2024                                155,557              147,938
7.25% subordinated notes due
  2002                                149,364              149,246
6.875% subordinated notes due
  2008                                104,301               99,220
7.125% subordinated notes due
  2013                                155,269              148,224
6.00% subordinated notes due
  2008                                247,845                    -
                                   ----------           ----------
      Total subordinated notes      1,184,891              889,642

Medium-term notes:
Floating rate based on Treasury
  bill indices                        486,999              487,000
Floating rate based on Prime
  indices                                   -            1,100,007
Floating rate based on LIBOR
  indices                           3,315,274            2,811,793
Floating rate based on Federal
  Funds indices                             -              349,998
Fixed rate notes with interest
  rates ranging from 5.97%
  to 6.65%                            410,634            1,349,596
                                   ----------           ----------
      Total medium-term notes       4,212,907            6,098,394

      Total subsidiaries            5,397,798            6,988,036
                                   ----------           ----------
      Total medium- and long-term
        debt                       $5,632,697           $7,286,387
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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts

                                September 30, 1998              December 31, 1997
                          ------------------------------  ------------------------------
                          Notional/                       Notional/
                          Contract    Unrealized   Fair   Contract    Unrealized   Fair
                          Amount    Gains  Losses  Value  Amount    Gains  Losses  Value
(in millions)             (1)       (2)            (3)    (1)       (2)            (3)
                          ------------------------------- ------------------------------
Risk Management
Interest rate contracts
   Swaps (4)              $ 7,077  $212   $  (1)  $ 211   $ 8,515   $137   $ (14)  $ 123
   Caps and floors
    purchased                  50     -       -       -        52      -       -       -
Foreign exchange contracts
   Spot and forward           665    16      (6)     10       445     12      (9)      3
   Swaps                      126    13       -      13       154      5       -       5
                          -------  ----   -----   -----   -------   ----   -----   -----
   Total risk management    7,918   241      (7)    234     9,166    154     (23)    131

Customer Initiated and
Other
Interest rate contracts
   Caps and floors
     written                  226     -      (1)     (1)      314      -       -       -
   Caps and floors
     purchased                160     1       -       1        32      -       -       -
   Swaps                      167     7      (7)      -       150      6      (6)      -
Foreign exchange contracts
   Spot, forward and
     options                1,309    24     (17)      7     1,837     37     (33)      4
                          -------  ----   -----   -----   -------   ----   -----   -----
   Total customer
     initiated and other    1,862    32     (25)      7     2,333     43     (39)      4
                          -------  ----   -----   -----   -------   ----   -----   -----
   Total derivatives and
     foreign exchange
     contracts            $ 9,780  $273   $ (32)  $ 241   $11,499   $197   $ (62)  $ 135
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

(4)  Includes index amortizing swaps with a notional amount of $2,563 million and $3,521 million at September 30, 1998 and December 31, 1997, respectively.  These swaps had net unrealized gains of $26 million and net unrealized losses of $4 million at September 30, 1998 and December 31, 1997, respectively.  As of September 30, 1998 index amortizing swaps had an average expected life of approximately 1 year with a stated maturity that averaged 3 years.

/TABLE

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

Risk Management
---------------

      Interest rate risk arises in the normal course of business to the extent there is a difference between the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. This gap in the balance sheet structure reflects the sensitivity of the Corporation's net interest income to a change in interest rates. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs on-balance sheet instruments such as investment securities, as well as off-balance sheet derivative financial instruments and foreign exchange contracts, to manage exposure to these and other risks, including liquidity risk.
      As an end-user, the Corporation mainly accesses the interest rate markets to obtain off-balance sheet derivatives instruments for use principally in connection with asset and liability management activities. The Corporation principally utilizes interest rate swaps with the objective of managing the sensitivity of net interest income to interest rate fluctuations. To accomplish this objective, the Corporation primarily uses interest rate swaps to modify the interest rate characteristics of certain assets and liabilities (for example, from a floating rate to a fixed rate, a fixed rate to a floating rate or from one floating rate index to another). Management believes this strategy achieves an optimal match between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although there can be no assurance that such a strategy will be successful.
      The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of September 30, 1998. The swaps are grouped by the assets or liabilities to which they have been designated.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
  (continued)

-----------------------------------------------------------------------------------------
Remaining Expected Maturity of Risk Management Interest Rate Swaps:
                                                                  2003-          Dec. 31,
(dollar amounts in millions)    1998   1999    2000  2001   2002  2026   Total       1997
 -----------------------------------------------------------------------------------------
Variable rate asset
designation:
    Receive fixed swaps
      Generic                   $    - $    - $  700 $2,425  $  - $    - $3,125  $  700
      Amortizing                     -      -      -      -     -      -      -     100
      Index amortizing             390  1,177    587    150   187     60  2,551   3,504

    Weighted average: (1)
      Receive rate                6.36%  6.35%  6.35%  5.96% 6.49%  6.14%  6.18%   6.33%
      Pay rate                    5.64%  5.64%  5.57%  5.65% 5.58%  5.51%  5.63%   5.90%

  Floating/floating swaps       $    - $    - $    - $    -  $  - $    - $    -  $   55

Fixed rate asset designation:
    Pay fixed swaps
      Generic                   $    - $    2 $    - $    -  $  - $    - $    2  $    2
      Index amortizing               2      3      7      -     -      -     12      17

    Weighted average: (1)
      Receive rate                5.59%  5.65%  5.59%     -%    -%     -%  5.61%   5.97%
      Pay rate                    5.34%  6.70%  5.34%     -%    -%     -%  5.82%   5.85%

Medium- and long-term debt
designation:
  Generic receive fixed swaps   $  200 $    - $  200 $    -  $150 $  350 $  900  $2,200

    Weighted average: (1)
      Receive rate                5.97%     -%  6.91%     -% 7.37%  7.56%  7.03%   6.84%
      Pay rate                    5.55%     -%  5.69%     -% 5.69%  5.75%  5.68%   5.83%

  Floating/floating swaps       $  450 $    - $   37 $    -  $  - $    - $  487  $1,937

    Weighted average: (2)
      Receive rate                5.52%     -%  5.47%     -%    -%     -%  5.52%   5.73%
      Pay rate                    5.58%     -%  5.68%     -%    -%     -%  5.59%   5.77%

Total notional amount           $1,042 $1,182 $1,531 $2,575  $337 $  410 $7,077  $8,515
-----------------------------------------------------------------------------------------
(1)  Variable rates are based on LIBOR rates paid or received at September 30, 1998.
(2)  Variable rates paid are based on LIBOR at September 30, 1998, while variable rates received are based on prime.
-----------------------------------------------------------------------------------------

/TABLE

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

      The Corporation also uses various other types of off-balance sheet financial instruments to manage interest rate and foreign currency risks associated with specific assets or liabilities, including interest rate caps and floors, forward and futures interest and foreign exchange rate contracts, and foreign exchange rate swaps, which are reflected in the table above. At September 30, 1998 and December 31, 1997, the notional amounts of commitments to purchase and sell U.S. Treasury and municipal bond securities related to the Corporation's trading account totaled $81 million and $2 million, respectively. The notional amounts of commitments to sell mortgage loans totaled $30 million at December 31, 1997. No such commitments were outstanding at September 30, 1998. These commitments, which are similar in nature to forward contracts, are not reflected in the above table due to the immaterial impact they have on the financial statements.


Customer Initiated and Other
-----------------------------

      The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts, interest rate caps and
forward rate agreements, at the request of customers.   The Corporation
minimizes market risk arising from customer initiated foreign exchange contracts and forward rate agreements by entering into offsetting transactions. Average fair values and income from customer initiated and other foreign exchange contracts were not material for the nine-month period ended September 30, 1998 and for the year ended December 31, 1997.
      Customer initiated interest rate caps generally are not offset by other on- or off-balance sheet financial instruments; however, the Corporation has established authority limits for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not material for the nine-month period ended September 30, 1998 and for the year ended December 31, 1997.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

      Available credit lines on fixed rate credit card and check product accounts, which expose the Corporation to the risk of a reduction in net interest income as rates increase, totaled approximately $1.6 billion at September 30, 1998 and $1.8 billion at December 31, 1997. Management believes that market risk exposure arising from these revolving credit commitments is very limited, however, since it is unlikely that a significant number of customers with these accounts will simultaneously borrow up to their maximum available credit lines.


Off-Balance Sheet Derivative and Foreign Exchange Activity
----------------------------------------------------------

      The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts.

                                                           Customer Initiated
                                    Risk Management            and Other
                                 ---------------------   ---------------------
                                 Interest    Foreign     Interest    Foreign
                                 Rate        Exchange    Rate        Exchange
(in millions)                    Contracts   Contracts   Contracts   Contracts
                                 ---------------------   ---------------------
Balances at December 31, 1997    $ 8,567     $   599     $ 496       $  1,837

Additions                          2,577       5,166       288         28,198
Maturities/amortizations          (3,262)     (4,974)     (231)       (28,726)
Terminations                        (755)          -         -              -
                                 -------     -------     -----       --------
Balances at September 30, 1998   $ 7,127     $   791     $ 553       $  1,309
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

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         -----------------------

Results of Operations
---------------------

      Net income for the third quarter ended September 30, 1998 was $154 million, up $17 million, or 13 percent, from $137 million reported for the third quarter of 1997. Diluted net income per share increased 14 percent to $0.95 from $0.83 a year ago. Return on average common shareholders' equity was 23.02 percent and return on average assets was 1.82 percent, compared to 21.86 percent and 1.56 percent, respectively, for the comparable quarter last year.
      Net income for the first nine months of 1998 was $2.75 per share or $449 million, compared to $2.34 or $391 million for the same period in 1997, increases of 18 percent and 15 percent, respectively. Return on average common shareholders' equity was 22.56 percent and return on assets was 1.72 percent for the first nine months of 1998, compared to 21.20 percent and 1.50 percent, respectively, for the first nine months of 1997.
      On January 15, 1998, the Corporation's board of directors declared a three-for-two stock split, effected in the form of a 50 percent stock dividend paid on April 1, 1998, as well as increased the quarterly cash dividend 12 percent to $0.32 per share. All per share data included in the financial statements and managements discussion and analysis have been retroactively adjusted to reflect the split.


Net Interest Income
-------------------

      The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended September 30, 1998. On a FTE basis, net interest income was $362 million for the three months ended September 30, 1998, a decrease of $2 million from the comparable quarter in 1997. Net interest income and the net interest margin were both affected by the sale of $2.0 billion of indirect consumer loans and non-relationship credit card receivables. Excluding the impact of the consumer sale, net interest income would have increased 5 percent, primarily due to a 17 percent increase in average commercial loans. The net interest margin for the three months ended September 30, 1998, was 4.63 percent, an increase of 15 basis points from 4.48 percent for the third quarter of 1997.
      Table II provides an analysis of net interest income for the first nine months of 1998. On a FTE basis, net interest income for the nine months ended September 30, 1998, was $1,096 million compared to $1,084 million for the same period in 1997. This increase is primarily attributed to the growth in commercial loans cited in the quarterly discussion. The net interest margin for the nine months ended September 30, 1998, was 4.58 percent compared to 4.55 percent for the same period in 1997.
      Net income generated by the risk management interest rate swap portfolio resulted in a contribution of 12 basis points to the net interest margin in the third quarter of 1998, compared to a 15 basis-point contribution in the year-earlier quarter. The contribution for the first nine months of 1998 was 15 basis points compared to a 17 basis-point contribution in 1997. Interest rate swaps permit management to control the sensitivity of net interest income to fluctuations in interest rates in a manner similar to on-balance sheet investment securities but without significant impact to capital or liquidity. These instruments are designated against certain assets and liabilities, therefore, their impact on net interest income is generally offset by and should be considered in relation to the level of net interest income generated by the related on-balance sheet assets and liabilities.
      In addition to using interest rate swaps and other off-balance sheet instruments to control the Corporation's exposure to interest rate risk, management attempts to monitor the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At September 30, 1998, the Corporation was in an asset sensitive position of $2.5 billion (on an elasticity adjusted basis), or 8 percent of earning assets. The earnings simulation analysis performed at the end of the quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at September 30, 1998 for a 200 basis-point decline in short-term interest rates identified approximately $67 million, or 4.49 percent, of net interest income at risk during the next 12 months. If short-term interest rates rise 200 basis points, net interest income would be enhanced by approximately $2 million, or 0.10 percent. The results of these simulations are within established corporate policy guidelines.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Three Months Ended
                                 -------------------------------------------------------------
                                      September 30, 1998               September 30, 1997
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $27,775       $584      8.36%   $27,435       $591      8.56%
Investment securities              3,209         55      6.81      4,754         84      7.05
Other earning assets                 128          2      6.43         95          2      7.35
----------------------------------------------------------------------------------------------
   Total earning assets           31,112        641      8.19     32,284        677      8.33

Interest-bearing deposits         15,605        156      3.97     16,194        173      4.24
Short-term borrowings              3,273         46      5.60      3,559         50      5.58
Medium- and long-term debt         5,652         86      6.05      6,464        102      6.25
Net interest rate swap (income)/
  expense (1)                          -         (9)        -          -        (12)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $24,530        279      4.52    $26,217        313      4.74
                                               --------------                  ---------------
Net interest income/
  Rate spread (FTE)                            $362      3.67                  $364      3.59
                                               ====                            ====

FTE adjustment                                 $  2                            $  2
                                               ====                            ====
Impact of net noninterest-bearing
  sources of funds                                       0.96                            0.89
----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.63%                           4.48%
==============================================================================================
(1)  After allocation of the income or expense generated by interest rate swaps for the three months ended September 30, 1998, to the related assets and liabilities, the average yield on total loans was 8.43 percent as of September 30, 1998, compared to 8.64 percent a year ago.  The average cost of funds for medium- and long-term debt was 5.77 percent as of September 30, 1998, compared to 5.86 percent a year earlier.
                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)
Loans                                         $ (1)     $  (6)     $  (7)
Investment securities                           (3)       (26)       (29)
Other earning assets                             -          -          -
                                             ------------------------------
   Total earning assets                         (4)       (32)       (36)

Interest-bearing deposits                       (1)       (16)       (17)
Short-term borrowings                            -         (4)        (4)
Medium- and long-term debt                      (3)       (13)       (16)
Net interest rate swap
  (income)/expense                               3          -          3
                                             ------------------------------
   Total interest-bearing sources               (1)       (33)       (34)
                                             ------------------------------

Net interest income/Rate spread (FTE)        $  (3)      $  1      $  (2)
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.
/TABLE

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Nine Months Ended
                                 -------------------------------------------------------------
                                      September 30, 1998              September 30, 1997
                                 -----------------------------   -----------------------------
                                 Average               Average   Average              Average
(in millions)                    Balance     Interest     Rate   Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $28,276     $1,783      8.43%   $26,908     $1,717      8.53%
Investment securities              3,516        180      6.82      4,768        249      6.92
Other earning assets                 152          7      6.09        131          6      6.48
----------------------------------------------------------------------------------------------
   Total earning assets           31,944      1,970      8.24     31,807      1,972      8.28

Interest-bearing deposits         15,944        484      4.06     16,189        502      4.15
Short-term borrowings              3,234        135      5.59      3,980        162      5.45
Medium- and long-term debt         6,293        290      6.15      5,619        264      6.27
Net interest rate swap
  (income)/expense (1)                 -        (35)        -          -        (40)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $25,471        874      4.59    $25,788        888      4.60
                                             -----------------               ------------------
Net interest income/
  Rate spread (FTE)                          $1,096      3.65                $1,084      3.68
                                             ======                          ======

FTE adjustment                               $    6                          $    7
                                             ======                          ======
Impact of net noninterest-bearing
  sources of funds                                       0.93                            0.87
----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.58%                           4.55%
==============================================================================================
(1)  After allocation of the income or expense generated by interest rate swaps for the nine months ended September 30, 1998, to the related assets and liabilities, the average yield on total loans was 8.52 percent as of September 30, 1998, compared to 8.63 percent a year ago.  The average cost of funds for medium- and long-term debt was 5.78 percent as of September 30, 1998, compared to 5.81 percent a year earlier.

                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)
Loans                                         $  7       $ 59       $ 66
Investment securities                           (5)       (64)       (69)
Other earning assets                             -          1          1
                                             ------------------------------
   Total earning assets                          2         (4)        (2)

Interest-bearing deposits                       (1)       (17)       (18)
Short-term borrowings                            3        (30)       (27)
Medium- and long-term debt                      (5)        31         26
Net interest rate swap
  (income)/expense                               5          -          5
                                             ------------------------------
   Total interest-bearing sources                2        (16)       (14)
                                             ------------------------------

Net interest income/Rate spread (FTE)        $   -       $ 12       $ 12
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.

/TABLE

Provision for Credit Losses
---------------------------

      The provision for credit losses for the third quarter of 1998 was $21 million, a decrease of $13 million from the third quarter of 1997. The provision for the first nine months of 1998 was $77 million compared to $109 million for the same period in 1997. The Corporation establishes this provision to maintain an adequate allowance for credit losses, which is discussed in the section entitled "Allowance for Credit Losses and Nonperforming Assets."


Noninterest Income
------------------

      Noninterest income was $152 million for the three months ended September 30, 1998, an increase of $16 million, or 12 percent over the same period in 1997. Third quarter 1998 noninterest income reflects the consolidated financial results of Munder Capital Management, an investment advisory subsidiary in which a majority interest was obtained during July, 1998. The Corporation's minority interest in prior periods had been accounted for under the equity method. Excluding the effect of certain nonrecurring items, acquisitions and divestitures in both periods, noninterest income increased 12 percent in the third quarter of 1998 compared to the third quarter of 1997. Accounting for the majority of this increase were higher levels of fiduciary income, service charges and commercial fee income. Included in the large nonrecurring items in other noninterest income for the third quarter of 1997 is a $6 million pre-tax gain related to the final settlement from the sale of the Corporation's bond indenture services business. For the first nine months of 1998, noninterest income was $436 million, an increase of $49 million, or 13 percent, from the first nine months of 1997.


Noninterest Expenses
--------------------

      Noninterest expenses were $254 million for the third quarter ended September 30, 1998, an increase of $1 million, or less than 1 percent, from the third quarter of 1997. Salaries and employee benefits increased $7 million, or 5 percent, in the third quarter of 1998 from the comparable period in 1997, primarily from the consolidation of Munder Capital Management. Other noninterest expenses decreased $6 million in the third quarter of 1998 from the same period last year, primarily due to $6 million in litigation accruals included in 1997. For the first nine months of 1998, noninterest expenses were $757 million, an increase of $6 million, or 1 percent, from the first nine months of 1997.


Provision for Income Taxes
--------------------------

      The provision for income taxes for the third quarter of 1998 totaled $83 million, an increase of 12 percent compared to $74 million reported for the same period a year ago. The provision for the first nine months of 1998 was $243 million compared to $214 million for the same period in 1997. The effective tax rate was 35 percent for the third quarter and the first nine months of 1998 and for the comparable periods in 1997.


Strategic Lines of Business
---------------------------

      The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. Table III presents the financial results of these business lines for the nine months ended September 30, 1998 and 1997. For a description of the business activities of each line of business and the methodologies which form the basis for these results, refer to the discussion entitled "Strategic Lines of Business" on page 26 of the Corporation's 1997 annual report.


Financial Condition
-------------------
      Total assets were $34.4 billion at September 30, 1998, compared with $36.3 billion at December 31, 1997. The Corporation has continued to generate commercial loan growth in 1998. Since December 31, 1997, commercial loans have increased $1.6 billion, or 10 percent and international loans have

Table III - Strategic Lines of Business Financial Results
Nine Months Ended September 30


                           Business          Individual        Investment
                             Bank               Bank              Bank*             Other               Total
-----------------------------------------------------------------------------------------------------------------
(in millions)            1998      1997     1998**   1997     1998     1997     1998     1997      1998      1997
-----------------------------------------------------------------------------------------------------------------
Average assets        $22,328   $19,522   $7,865   $9,526   $   34   $   26   $4,606   $5,544   $34,833   $34,618
Total revenues (FTE)      651       592      742      767       87       79       52       33     1,532     1,471
Net income                242       239      210      177        2        2       (5)     (27)      449       391

Return on average
  assets                 1.45%     1.63%    1.56%    1.32%    4.75%    3.07%   -0.06%   -0.31%     1.72%     1.50%
Return on average
  common equity         24.87%    30.55%   37.58%   30.57%   11.26%   10.96%   -1.32%   -4.50%    22.56%    21.20%



 * Net income was reduced by charges for fees internally transferred to other lines of business for referrals to the Investment Bank.  If excluded, Investment Bank net income would have been $6 million and $4 million, and return on average common equity would have been 30.31% and 26.32%, in 1998 and 1997, respectively.

** Financial results for the Individual Bank for 1998 were affected by the sale of $2.0 billion of indirect consumer loans and non-relationship credit card receivables and the mortgage servicing business.  Net income for the Individual Bank includes a $9 million gain and reflects the reduction of the Individual Bank's allowance for credit losses as a result of the sale.


increased $439 million, or 21 percent. Total loans decreased $428 million, or 1 percent, since year-end 1997 as a result of the sale of $2.0 billion of indirect consumer loans and certain credit card receivables. The increase in commercial loans was partially funded by runoff of investment securities, which declined $898 million, or 22 percent, since December 31, 1997.
     Total liabilities decreased $2.1 billion, or 6 percent, to $31.4 billion since December 31, 1997. Medium- and long-term debt decreased $1.7 billion, or 23 percent, primarily as a result of the consumer loan sales. This decrease was partially offset by a $136 million increase in short-term borrowings.


Allowance for Credit Losses and Nonperforming Assets
----------------------------------------------------

     The Corporation maintains the allowance for credit losses at a level that in management's judgement is adequate to provide for estimated probable credit losses inherent in on- and off-balance sheet credit exposure. The allowance for credit losses attributable to off-balance sheet exposure is not material. Management determines the adequacy of the allowance for credit losses by applying projected loss ratios to the risk-ratings of loans, both individually and by category. The projected loss ratios incorporate such factors as recent credit loss experience, current economic conditions and trends, geographic dispersion of borrowers, trends in past due and nonaccrual amounts, risk characteristics of various categories and concentrations of loans, and transfer risks. However, the Corporation cannot assure that the actual loss ratios will not vary from those projected.
     At September 30, 1998, the allowance for credit losses was $439 million, an increase of $15 million, or 3 percent, since December 31, 1997. The allowance as a percentage of total loans increased to 1.54 percent, compared to 1.47 percent at December 31, 1997. As a percentage of total nonperforming assets, the allowance decreased from 413 percent at year-end 1997 to 360 percent at September 30, 1998.


     Net charge-offs for the third quarter of 1998 were $21 million, or 0.30 percent of average total loans, compared with $26 million, or 0.38 percent, for the year-earlier quarter. Net charge-offs for the first nine months of 1998 were $62 million, or 0.29 percent of average total loans, compared with $64 million, or 0.32 percent, for the same period last year. An analysis of the allowance for credit losses is presented in note 5 to the consolidated financial statements.
     Nonperforming assets increased $19 million, or 19 percent, since
December 31, 1997, and were categorized as follows:



                                  September 30,        December 31,
(in thousands)                            1998                1997
                                 -------------        ------------
Nonaccrual loans:
  Commercial                     $      88,011        $     58,914
  International                          7,689               1,000
  Real estate construction               1,897               3,438
  Commercial mortgage                    6,985              11,088
  Residential mortgage                   2,297               3,719
                                 -------------        ------------
       Total nonaccrual loans          106,879              78,159
Reduced-rate loans                       7,615               7,583
                                 -------------        ------------
       Total nonperforming loans       114,494              85,742
Other real estate                        7,563              17,046
                                 -------------        ------------
  Total nonperforming assets     $     122,057        $    102,788
                                 =============        ============

Loans past due 90 days or more   $      28,438        $     52,805
                                 =============        ============

      Nonperforming assets as a percentage of total loans and other real estate at September 30, 1998 and December 31, 1997, were 0.43 percent and 0.36 percent, respectively.


Capital
-------

      Common shareholders' equity was up $174 million from December 31, 1997 to September 30, 1998, excluding the change in unrealized gains/(losses) on investment securities available for sale. The increase was primarily due to the retention of $287 million in earnings, offset by the repurchase of 2.2 million shares of common stock under various corporate programs.

     Capital ratios exceed minimum regulatory requirements. Risk-based capital ratios at December 31, 1997 have been revised as a result of corrections to the data used to determine risk-based assets. Capital ratios at September 30, 1998 and December 31, 1997 were as follows:



                                          September 30,    December 31,
                                              1998             1997
                                          -------------    ------------
Leverage ratio (3.00 - minimum)               7.64%            7.09%
Tier 1 risk-based capital ratio
  (4.0 - minimum)                             6.38             6.28
Total risk-based capital ratio
  (8.0 - minimum)                            10.66             9.90


      At September 30, 1998, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of a "well capitalized" institution as defined in the final rule under FDICIA.


Other Matters
-------------

      On January 1, 1999, more than two-thirds of the member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and a common currency, the "euro." The Corporation has completed an internal analysis of all activities which may be impacted by this conversion, and has taken steps to ensure readiness. The euro conversion is not expected to have a material impact on the Corporation's business or financial condition.
      The Corporation initiated a company-wide project to prepare its computer systems, applications and infrastructure for Year 2000 compliance. The following discussion of the implications of the Year 2000 issue for the Corporation contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the planned date to complete the internal Year 2000 modifications are based on management's best estimates, derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, including employees, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ.
      In addition, the Corporation places a high degree of reliance on the computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Corporation is assessing the readiness of these third parties and has prepared contingency plans, there can be no guarantee that business critical third party vendors or other significant third parties, such as telecommunications providers, will adequately address their Year 2000 issues.


Readiness Preparation

      In 1996, management determined that many of the Corporation's critical processes might not be ready to operate normally in the year 2000 and beyond without remediation. Since then, the Corporation completed an assessment of the issue and has undertaken a project to correct and validate compliance. In 1997, the Corporation alerted its business customers and suppliers of the Year 2000 problem and is now assessing the readiness preparations of its major customers and suppliers. Resolution of the Year 2000 problem is among the Corporation's highest priorities, evidence of which was the establishment of a comprehensive program to address its many aspects.
      The Corporation prepared a project plan, identified its major application and processing systems, and is using internal and external resources to modify or replace non-ready systems. Testing systems for readiness is part of this process. In addition, customers and vendors who have significant relationships with the Corporation are being evaluated to determine their preparation and readiness for the year 2000. The potential failure of those customers to be adequately prepared for Year 2000 is included in Management's credit and review process used to establish loss reserves. There can be no guarantee that the remediation of the systems of the Corporation's vendors or customers will be completed on a timely basis.

      The Corporation's Year 2000 program is comprised of numerous individual projects which address the following broad areas: data processing systems, telecommunications and data networks, building facilities and security systems, vendor risk, customer risk, contingency planning and communications. The Corporation intends to have business critical applications and services Year 2000 ready by December 31, 1998, with the remaining systems planned for completion by June 30, 1999. As of this date, 55 percent of remediation effort and 35 percent of testing have been completed. The Corporation has in place what it believes to be an extensive testing methodology, validation and verification process. The Corporation plans to conduct a complete systems test in the second quarter of 1999 to validate its findings. Furthermore, the Corporation is documenting contingency plans for all business critical applications to help minimize any disruptions to customer service caused by Year 2000 issues.
      The Corporation does not significantly rely on embedded technology in its critical processes. Embedded technology does control some building security and operations such as power management, ventilation, and elevator control. Building facilities are presently being evaluated, and it is management's plan to confirm Year 2000 readiness or replace the embedded technology by approximately June 30, 1999.
      The Corporation relies on suppliers and customers for certain information processing services, and is addressing Year 2000 issues with both groups. As of September 30, 1998, management has identified critical vendors and is inquiring as to their Year 2000 readiness plans and status. The Corporation will complete written risk assessments on each and will ask those found to pose a significant risk to demonstrate how risks will be addressed. Measures to minimize risk will be undertaken with those that appear to pose a significant risk. The Corporation expects to complete risk assessments on the critical vendors by year-end 1998, and replace vendors as necessary. There may be certain business critical third parties, such as utilities or telecommunication companies, where alternative arrangements or sources are limited or unavailable.

      The Corporation is also reliant on its customers to make the necessary preparations for Year 2000 so that their business operations will not be interrupted, as an interruption could threaten their ability to honor financial commitments. Approximately 6,000 borrowers, capital market counter parties, funding sources, and large depositors have been identified as having financial volumes sufficiently large to warrant inquiry as to Year 2000 preparation. These inquiries are presently underway and written risk assessments will be completed on each. Management has substantially completed an initial assessment of risk based on these reports as of September 30, 1998. Customers found to have a significant risk of not being ready for Year 2000 are encouraged to make the necessary effort. Measures are being undertaken to minimize risk with those that appear to pose a significant risk.
      The Corporation's Year 2000 change program includes the active involvement of senior executives as well as seasoned project managers from throughout the company. Senior executives, the board of directors and a project steering committee regularly review the overall program. The federal and state agencies that regulate the banking industry also monitor the program.


Cost

      Included in the Corporation's estimate of Year 2000 project cost are internal and external development costs, asset impairment write-offs and the cost of software and hardware for systems that are not ready, or would not have been ready by the new century as a result of normal replacement. The Corporation's current estimate is that Year 2000 project cost, both internal and external, will total approximately $45 million, of which approximately $17 million was incurred in 1996, 1997 and during the first nine months of 1998. The increase in the total estimate from previously reported numbers relates primarily to costs, not yet incurred, associated with expansion of the scope for personal computers and recently approved enhancements to the Year 2000 retention incentive plan. Of the $17 million incurred to date, $4 million was for capital assets which the Corporation is expensing over the useful lives. The Corporation will fund the remaining Year 2000 costs yet to be incurred by normal operating cash flow. The project is staffed with external resources as well as internal staff redeployed from less time-sensitive assignments. The Corporation does not believe the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position. Approximately $6 million of the remaining cost is for capital assets which will be expensed over their useful lives. Estimated total project cost could change further as efforts continue.


Risks

      The Corporation has grouped the principal risks associated with the Year 2000 problem into three categories. The first is the risk that the Corporation does not successfully ready operations for the year 2000. The Corporation, like other financial institutions, is heavily dependent on computer systems. The complexity of these systems and dependence on one another makes it impossible to switch to other systems immediately as would be required if necessary corrections were not made in advance. Management believes it will be able to make the necessary corrections in advance.
      Computer failure of third parties may jeopardize the Corporation's operations, but how seriously depends on the nature and duration of such failures. The most serious impact on the Corporation's operations from suppliers would result if basic services such as telecommunications, electric power suppliers, and services provided by other financial institutions and governmental agencies were disrupted. Significant public disclosure of the state of readiness among basic infrastructure and other suppliers has not generally been available. Although inquiries are underway, the Corporation does not yet have sufficient information to estimate the likelihood of significant disruptions among its suppliers.
      Operational failures among the Corporation's sources of major funding, larger borrowers and capital market counter parties could affect their ability to continue to provide funding or meet obligations when due. Similar to the situation outlined above with suppliers, public information has not generally been available. It is not possible to accurately estimate the likelihood, or potential impact, of significant disruptions among the Corporation's funding sources and obligors at this time.

Contingency Plans

      The Corporation is developing remediation contingency plans and business resumption contingency plans specific to the year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a Year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner due to system or supplier failure.
      The Corporation developed remediation contingency plans with trigger dates for review and implementation for critical data systems. The Corporation is also enhancing its existing business resumption plans to reflect Year 2000 issues and is developing plans designed to coordinate the efforts of its personnel and resources in addressing any Year 2000 problems that become known after December 31, 1999.
      Included in this report are forward-looking statements based on management's current expectations and/or the assumptions made in the earnings simulation analyses, but numerous factors could cause variances in these projections, and their underlying assumptions, such as changes in interest rates, the industries where the Corporation has a concentration of loans, changes in the level of fee income, economic conditions and continuing consolidations in the banking industry.

PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

      (10.12) Amendment to Severance Agreement with Michael T. Monahan
      (11)    Statement re: Computation of Earnings Per Share
      (27)    Financial Data Schedule

(b)   Reports on Form 8-K

      The Corporation did not file any reports on Form 8-K during the nine months ended September 30, 1998.

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




Date:  November 13, 1998