Form 10-K
period 1998-12-31
COMERICA INC /NEW/
filed 1999-03-29
CIK 28412

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                        -----------------------------
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934,

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the definitive proxy statement incorporated by reference in Part III of this Form 10-K.

At March 24, 1999, the registrant's common stock, $5 par value, held by nonaffiliates had an aggregate market value of $9,491,123,663 based on the closing price on the New York Stock Exchange on that date of $63.625 per share and 149,172,867 shares of common stock held by nonaffiliates. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica's Trust Department holds for Comerica and Comerica's employee plans, and all common shares the registrant's directors and executive officers hold, are held by affiliates.

At March 24, 1999, the registrant had outstanding 157,233,332 shares of its common stock, $5 par value.

Documents Incorporated
by Reference:

1.   Parts I and II:
Items 1-8--Annual Report to Shareholders for the year ended December 31, 1998.

2.   Part III:
Items 10-13--Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 1999.

PART I

Item 1.  Business

GENERAL

Comerica Incorporated ("Comerica" or the "Corporation") is a registered bank holding company incorporated under the laws of the State of Delaware, headquartered in Detroit, Michigan. Based on assets as of December 31, 1998, it was the 24th largest bank holding company in the United States and the largest bank holding company headquartered in Michigan in terms of both total assets and total deposits. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank (formerly Comerica Bank-Detroit), one of Michigan's oldest banks ("Comerica Bank"). Since that time, Comerica has acquired financial institutions in California, Texas and Florida, and, in 1998 and 1997, Comerica formed Comerica Bank-Canada and Comerica Bank-Mexico, S.A., respectively. As of December 31, 1998, Comerica owned directly or indirectly all the outstanding common stock of seven banking and thirty-one non-banking subsidiaries. At December 31, 1998, Comerica had total assets of approximately $36.6 billion, total deposits of approximately $24.3 billion, total loans (net of unearned income) of approximately $30.6 billion and common shareholders' equity of approximately $2.8 billion.

BUSINESS STRATEGY

Comerica has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. The Business Bank is comprised of middle market lending, asset-based lending, large corporate banking and international financial services.

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

In addition to the three major lines of business, the Finance segment is also significant. The Finance segment includes Comerica's securities portfolio and asset and liability management activities. This segment is responsible for managing Comerica's funding, liquidity and capital needs, performing interest sensitivity gap and earnings simulation analysis and executing various strategies to manage Comerica's exposure to interest rate risk.

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

By the end of the first quarter of 1998, Comerica had fully implemented Phase III of Direction 2000. Comerica anticipates Phase III of Direction 2000 to reduce overhead costs by $85 million and increase revenues by $25 million on an annualized pre-tax basis. Comerica expects the full annual effect of the Phase III implementation to be realized in 1999. Several factors, however, such as an economic downturn, changes in monetary or governmental policies or changes in interest rates could cause the actual results to differ materially from these forward-looking projections.

Shareholder Value

On January 15, 1998, the board of directors of Comerica declared a three-for-two split of Comerica's common stock, which Comerica effected in the form of a 50% stock dividend paid on April 1, 1998. The board of directors authorized the repurchase of up to 40.5 million shares of Comerica's common stock for general corporate purposes, acquisitions and employee benefit plans. At December 31, 1998, Comerica had repurchased 20.5 million shares under this program, reflecting its commitment to optimize its capital position and focus on shareholder value. The share repurchase activity is beneficial to shareholders who sell their shares by providing additional liquidity to the marketplace and allowing for the efficient redistribution of ownership. For shareholders who remain, the repurchase activity leverages ownership through a smaller base of common shares over which earnings are spread.

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

Comerica Bank is chartered by the State of Michigan and is supervised and regulated by the Financial Institutions Bureau of the State of Michigan. Comerica Bank-Texas is chartered by the State of Texas and is supervised and regulated by the Texas Department of Banking. Comerica Bank, National Association and Comerica Bank-Ann Arbor, National Association are chartered under federal law and subject to supervision and regulation by the Office of the Comptroller of the Currency ("OCC"). Comerica Bank-California is chartered by the State of California and is supervised and regulated by the California State Banking Department. Comerica Bank, Comerica Bank-Ann Arbor, National Association and Comerica Bank, National Association are members of the Federal Reserve System ("FRS"). State member banks are also regulated by the FRB and state non-member banks are also regulated by the Federal Deposit Insurance Corporation ("FDIC"). The deposits of all the foregoing banks are insured by the Bank Insurance Fund ("BIF") of the FDIC to the extent provided by law. Comerica Bank-Mexico, S.A. is chartered under the laws of Mexico and is supervised and regulated by the Ministry of Finance and Public Credit, the Bank of Mexico and the Mexican National Banking Commission. Comerica Bank-Canada is chartered under the laws of Ontario, Canada and is supervised and regulated by the Office of the Superintendent of Financial Institutions Canada and the Canada Deposit Insurance Corporation.

The FRB supervises non-banking activities conducted by companies Comerica and Comerica Bank own and the OCC supervises non-banking activities conducted by companies owned by Comerica

Bank-Ann Arbor, National Association. In addition, Comerica's non-banking subsidiaries are subject to supervision and regulation by various state and federal agencies, including, but not limited to, the National Association of Securities Dealers, Inc. (in the case of Comerica Securities, Inc.) and the Department of Insurance of the State of Michigan (in the case of Comerica Insurance,Inc.).

Set forth below are summaries of selected laws and regulations applicable to Comerica and its subsidiaries. The summaries are not complete and are qualified in their entirety by references to the particular statutes and regulations. A change in applicable law or regulation could have a material effect on the business of Comerica.

Interstate Banking and Branching

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), a bank holding company became able to acquire banks in states other than its home state, beginning September 29, 1995, without regard to the permissibility of such acquisition under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to and following the proposed acquisition, control no more than ten percent of the total amount of deposits of insured depository institutions in the United States and no more than thirty percent of such deposits in that state (or such amount as established by state law).

The Interstate Act also authorizes banks to merge across state lines, thereby creating interstate branching. All of the states in which Comerica's banking subsidiaries are located allow interstate branching. Furthermore, under the Interstate Act, a bank is now able to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching.

Since the provision permitting interstate bank acquisitions became effective, Comerica has had enhanced opportunities to acquire banks in any state subject to approval by the appropriate federal and state regulatory agencies. Under the Interstate Act, Comerica has the opportunity to consolidate its affiliate banks to create one bank with branches in more than one state, or to establish branches in different states, subject to any state "opt-in" and "opt-out" provisions.

Dividends

Comerica is a legal entity separate and distinct from its banking and other subsidiaries. Most of Comerica's revenues result from dividends its bank subsidiaries pay it. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks to Comerica as well as by Comerica to its shareholders. We discuss certain, but not all, of these requirements below.

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

At January 1, 1999, Comerica's subsidiary banks, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $543 million from retained net profits of the preceding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 1999 through the date of declaration. Comerica's subsidiary banks paid dividends of $442 million in 1998, $354 million in 1997 and $322 million in 1996.

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

Regulations establishing the specific capital tiers provide that, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under certain circumstances, the appropriate banking agency may treat a well capitalized, adequately capitalized or undercapitalized institution as if the institution were in the next lower capital category. As of December 31, 1998, each of the banking subsidiaries of Comerica were well capitalized under these regulations.

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

FDIC Insurance Assessments

Comerica's subsidiary banks are subject to FDIC deposit insurance assessments. On January 1, 1994, a risk-based deposit premium assessment system became effective under which each depository institution is placed in one of nine assessment categories based on certain capital and supervisory measures. The deposit insurance assessment schedule published by the FDIC for the assessment period commencing January 1, 1998, maintained the nine categories but provided for major reductions in the assessment rates for institutions insured by BIF. These reductions occurred because the balance in BIF has reached or surpassed the "designated reserve ratio" set by law for the balance in the fund to maintain with respect to BIF-insured deposits. The FDIC has continued these reduced assessment levels.

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

COMPETITION

Banking is a highly competitive business. The Michigan banking subsidiary of the Corporation competes primarily with Detroit and outstate Michigan banks for loans, deposits and trust accounts. Through its offices in Arizona, California, Colorado, Florida, Indiana, Illinois, Nevada, Ohio and Texas, Comerica competes with other financial institutions for various types of loans. Through its Florida branches, Comerica competes with many companies, including financial institutions, for trust business.

At year-end 1998, Comerica was the largest bank holding company headquartered in Michigan in terms of total assets and deposits. Based on the Interstate Act as described above, the Corporation believes that the level of competition in all geographic markets will increase in the future. Comerica's banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies and credit unions.

EMPLOYEES

As of December 31, 1998, Comerica and its subsidiaries had 8,924 full-time and 1,815 part-time employees.

Item 2.  Properties

The executive offices of the Corporation are located in the Comerica Tower at Detroit Center, 500 Woodward Ave., Detroit, Michigan 48226. Comerica and its subsidiaries occupy 15 floors of the building, which is leased through Comerica Bank from an unaffiliated third party. This lease extends through January 2007. As of December 31, 1998, Comerica Bank operated 275 offices within the States of Michigan and Florida, of which 189 were owned and 86 were leased. Two other banking affiliates operate 95 offices in California and Texas. The affiliates own 40 of their offices and lease 55 offices. Banking affiliates also operate from leased spaces in Toledo, Ohio; Mexico City, Mexico; and Toronto, Ontario, Canada.

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

Item 3.  Legal Proceedings

The Corporation and its subsidiaries are parties to litigation and claims arising in the normal course of their activities. Although the amount of ultimate liability, if any, with respect to such matters cannot be determined with reasonable certainty, management, after consultation with legal counsel, believes that the litigation and claims, some of which are substantial, will not have a material adverse effect on the Corporation's consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders in the fourth quarter of 1998.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At March 24, 1999, there were approximately 16,872 holders of the Corporation's common stock. The stock prices and dividend information contained in this table have been adjusted to give effect to the stock split effected in the form of a 50% stock dividend paid on April 1, 1998.

Quarterly cash dividends were declared during 1998 and 1997, totaling $1.28 and $1.15 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Corporation's common stock as reported on the NYSE Composite Transactions Tape for all quarters of 1998 and 1997.



--------------------------------------------------------------------------------------------------
                                                         Dividend           Dividend*
Quarter             High                Low              Per Share          Yield
--------------------------------------------------------------------------------------------------
1998

Fourth              $69.00              $46.50            $0.32             2.2%

Third                71.94               51.00             0.32             2.1

Second               73.00               61.94             0.32             1.9

First                72.13               54.33             0.32             2.0

1997

Fourth              $61.88              $50.17            $0.29             2.1%

Third                53.25               45.04             0.29             2.4

Second               46.75               35.92             0.29             2.8

First                42.08               34.17             0.29             3.0



* Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.

Item 6.  Selected Financial Data

The response to this item is included on page 23 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, which page is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The response to this item is included under the caption "Financial Review and Report" on pages 24 through 42 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, which pages are hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The response to this item is included on pages 36 through 39 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, which pages are hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

The response to this item is included on pages 43 through 73 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, which pages are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The response to this item will be included under the sections captioned "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1999, which sections are hereby incorporated by reference.

Item 11. Executive Compensation

The response to this item will be included under the sections captioned "Compensation of Directors" and "Compensation of Executive Officers" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1999, which sections are hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The response to this item will be included under the sections captioned "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1999, which sections are hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The response to this item will be included under the sections captioned "Transactions of Directors and Executive Officers with the Corporation" and "Election of Directors - Information about Nominees and Incumbent Directors" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1999, which sections are hereby incorporated by reference.

Comerica Incorporated and Subsidiaries
FORM 10-K CROSS-REFERENCE INDEX
--------------------------------------------------------------------------------------------------------------------------

Certain information required to be          The following cross-reference index       All other sections of the 1998 Annual
included in this Form 10-K is               shows the page location in the 1998       Report or the 1999 Proxy Statement
included in the 1998 Annual Report          Annual Report or the section of the       are not required in this Form 10-K
to Shareholders or in the 1999 Proxy        1999 Proxy Statement of only that         and should not be considered a part
Statement used in connection with           information which is to be                thereof.
the 1999 annual meeting of share-           incorporated by reference into this
holders to be held on May 21, 1999.         Form 10-K.

--------------------------------------------------------------------------------------------------------------------------

                                                                                                               Page number of 1998
                                                                                                          Annual Report or Section
                                                                                                           of 1999 Proxy Statement

                       PART I

ITEM 1.                Business....................................................................................Included herein
ITEM 2.                Properties..................................................................................Included herein
ITEM 3.                Legal Proceedings...........................................................................Included herein
ITEM 4.                Submission of Matters to a Vote of Security Holders -- no matters were voted upon by security holders in the fourth quarter of 1998.

                       PART II

ITEM 5.                Market for Registrant's Common Equity and Related Security Holder Matters...................Included herein
ITEM 6.                Selected Financial Data..................................................................................23
ITEM 7.                Management's Discussion and Analysis of Financial Condition and Results of Operations.................24-42
ITEM 8.                Financial Statements and Supplementary Data:
                       Comerica Incorporated and Subsidiaries
                           Consolidated Balance Sheets..........................................................................43
                           Consolidated Statements of Income....................................................................44
                           Consolidated Statements of Changes in Shareholders' Equity...........................................45
                           Consolidated Statements of Cash Flows................................................................46
                       Notes to Consolidated Financial Statements...............................................................47
                       Report of Management.....................................................................................68
                       Report of Independent Auditors...........................................................................68

                       Statistical Disclosure by Bank Holding Companies:
                       Analysis of Net Interest Income- Fully Taxable Equivalent................................................25
                       Rate-Volume Analysis - Fully Taxable Equivalent..........................................................26
                       Analysis of the Allowance for Credit Losses..............................................................28
                       Analysis of Investment Securities and Loans..............................................................31
                       Allocation of the Allowance for Credit Losses............................................................32
                       Loan Maturities and Interest Rate Sensitivity............................................................32
                       Mexican and Canadian Cross-Border Risk...................................................................32
                       Maturity Distribution of Domestic Certificates of Deposit of $100,000 and Over...........................33
                       Analysis of Investment Securities Portfolio - Fully Taxable Equivalent...................................35
                       Summary of Nonperforming Assets and Past Due Loans.......................................................35

ITEM 9                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

                       PART III

ITEM 10                Directors and Executive Officers of the Registrant...................................Election of Directors,
                                                                                         Executive Officers of the Corporation and
                                                                                                Section 16(a) Beneficial Ownership
                                                                                                              Reporting Compliance

ITEM 11                Executive Compensation........................................................Compensation of Directors and
                                                                                                Compensation of Executive Officers

ITEM 12                Security Ownership of Certain Beneficial Owners and Management...........................Security Ownership
                                                                                         of Certain Beneficial Owners and Security
                                                                                                           Ownership of Management

ITEM 13                Certain Relationships and Related Transactions................................Transactions of Directors and
                                                                                       Executive Officers with the Corporation and
                                                                                          Election of Directors- Information about
                                                                                                  Nominees and Incumbent Directors

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a) The following documents are filed as a part of this report:

            1. Financial Statements: The financial statements that are filed as part of this report are listed under Item 8 in the Form 10-K Cross-Reference Index on page 12.

            2. All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

         Exhibits:

         Exhibit Document Number

            3.1    Restated Certificate of Incorporation of Comerica
                   Incorporated, as amended**
            3.2    Amended and restated bylaws of Comerica Incorporated
            4      Rights Agreement between Comerica Incorporated and Comerica
                   Bank***
           10.1+   Comerica Incorporated 1997 Long-Term Incentive Plan**
           10.2+   Comerica Incorporated Management Incentive Plan, 1997**
           10.3+   Comerica Incorporated Director Fee Deferral Plan**
           10.4+   Benefit Equalization Plan for Employees of Comerica
                   Incorporated**
           10.5+   Comerica Incorporated's Directors Retirement Plan****
           10.6+   Manufacturers National Corporation's 1987 and 1989 Stock
                   Option Plans for Key Employees****
           10.7+   Manufacturers National Corporation's Executive Incentive
                   Plan****
           10.8+   Manufacturers National Corporation's Key Employee Retention
                   Plan****

           10.9+     Form of Employment Agreement (Exec Off.)*****
           10.10+    Form of Director Indemnification Agreement between Comerica
                     Incorporated and its directors**
           10.11+    Employment Continuation Agreement with Eugene A. Miller****
           10.12+    Severance Agreement with Michael T. Monahan ******
           10.12(a)+ Amendment to Severance Agreement with Michael T.
                     Monahan *******
           10.13+    Supplemental Pension and Retiree Medical Agreement with
                     Ralph W. Babb Jr.********
           10.14+    Employment Agreement with Ralph W. Babb Jr.********
           10.15+    Comerica Incorporated Deferred Compensation Plan, 1997
                     Amendment and Restatement**
           10.17+    Form of Comerica Incorporated Senior Officer Severance Plan
                     between registrant and listed officers, January 1, 1997**
           11        Statement regarding Computation of Per Share
                     Earnings*********
           13        Registrant's 1998 Annual Report to Shareholders
           21        Subsidiaries of Registrant
           23        Consent of Ernst & Young LLP
           27        1998 Financial Data Schedule (EDGAR version only)

         (b) No reports on Form 8-K were filed by the Corporation during the last quarter of 1998.

       **       Filed as the same exhibit number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and
                incorporated herein by reference.
       ***      Incorporated by reference from a report filed by Registrant on
                Form 8-K dated June 18, 1996, regarding the Registrant's Rights
                Agreement with Comerica Bank.
       ****     Incorporated by reference from Registrant's Annual Report on
                Form 10-K for the year ended December 31, 1992 -- Commission
                File Number 0-7269.
       *****    Incorporated by reference from Registrant's Annual Report on
                Form 10-K for the year ended December 31, 1997 -- Commission
                File Number 1-10706.
       ******   Incorporated by reference from Registrant's Annual Report on
                Form 10-K for the year ended December 31, 1995 -- Commission
                File Number 1-10706.
       *******  Incorporated by reference from Registrant's Form 10-Q for the quarter ended September 30, 1998 -- Commission File Number 1-
                1076.
       ******** Incorporated by reference from Registrant's Form 10-Q for the quarter ended June 30, 1998 -- Commission File Number 1-1076.
       *********Incorporated by reference from Note 11 on page 53 of
                Registrant's Annual Report to Shareholders attached
                hereto as Exhibit 13.
       +        Management compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Detroit, State of Michigan on the 26th day of March, 1999.

COMERICA INCORPORATED


/s/ Eugene A. Miller
-------------------------------------
Eugene A. Miller
Chairman and Chief Executive Officer

/s/ Ralph W. Babb Jr.
-------------------------------------
Ralph W. Babb Jr.
Executive Vice President and Chief Financial Officer

/s/ Marvin J. Elenbaas
-------------------------------------
Marvin J. Elenbaas
Senior Vice President and Controller
(Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 19th day of March, 1999.


By Directors


/s/ E. Paul Casey
-------------------------------------
E. Paul Casey

/s/ James F. Cordes
-------------------------------------
James F. Cordes

/s/ J. Philip DiNapoli
-------------------------------------
J. Philip DiNapoli

/s/ Max M. Fisher
-------------------------------------
Max M. Fisher

/s/ John D. Lewis
-------------------------------------
John D. Lewis

/s/ Wayne B. Lyon
-------------------------------------
Wayne B. Lyon

/s/ Eugene A. Miller
-------------------------------------
Eugene A. Miller

/s/ Michael T. Monahan
-------------------------------------
Michael T. Monahan

/s/ Alfred A. Piergallini
-------------------------------------
Alfred A. Piergallini

/s/ Howard F. Sims
-------------------------------------
Howard F. Sims

/s/ Martin D. Walker
-------------------------------------
Martin D. Walker

/s/ Patricia M. Wallington
-------------------------------------
Patricia M. Wallington

/s/ Kenneth L. Way
-------------------------------------
Kenneth L. Way

Exhibit Index

Exhibit No.   Description
-----------   -----------

3.2           Amended and restated bylaws of Comerica Incorporated

13            Registrant's 1998 Annual Report to Shareholders

21            Subsidiaries of Registrant

23            Consent of Ernst & Young LLP

27            1998 Financial Data Schedule (EDGAR version only)