Form 10-Q
period 1999-03-31
COMERICA INC /NEW/
filed 1999-05-13
CIK 28412

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1999

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

      $5 par value common stock:
          outstanding as of April 30, 1999:  156,237,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                          March 31,   December 31,       March 31,
(In thousands, except share data)              1999           1998            1998
                                      -------------   ------------   -------------
ASSETS
Cash and due from banks               $ 1,489,205     $ 1,773,100    $ 1,883,135

Short-term investments                     84,275         109,640      2,234,243

Investment securities available
  for sale                              2,484,883       2,712,165      3,744,532

Commercial loans                       19,361,893      19,086,541     16,498,894
International loans                     2,677,582       2,713,259      2,084,372
Real estate construction loans          1,165,498       1,079,614        912,100
Commercial mortgage loans               4,361,292       4,179,271      3,696,455
Residential mortgage loans                975,321       1,037,941      1,462,667
Consumer loans                          1,800,993       1,861,630      2,000,608
Lease financing                           639,966         646,607        554,017
                                      -----------     -----------    -----------
     Total loans                       30,982,545      30,604,863     27,209,113
Less allowance for credit losses         (452,936)       (452,409)      (429,648)
                                      -----------     -----------    -----------
     Net loans                         30,529,609      30,152,454     26,779,465

Premises and equipment                    347,479         352,650        362,905
Customers' liability on acceptances
  outstanding                              11,374          12,335         12,081
Accrued income and other assets         1,500,717       1,488,487      1,475,990
                                      -----------     -----------    -----------
     TOTAL ASSETS                     $36,447,542     $36,600,831    $36,492,351
                                      ===========     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits          $ 6,701,698     $ 6,999,337    $ 6,211,420
Interest-bearing deposits              15,883,633      17,313,796     16,981,882
                                      -----------     -----------    -----------
     Total deposits                    22,585,331      24,313,133     23,193,302

Federal funds purchased and
  securities sold under
  agreements to repurchase              3,144,172       3,108,985      2,387,061
Other borrowed funds                      389,594         471,168        914,094
Acceptances outstanding                    11,374          12,335         12,081
Accrued expenses and other
  liabilities                             426,480         366,338        422,111
Medium- and long-term debt              6,731,749       5,282,259      6,736,815
                                      -----------     -----------    -----------
     Total liabilities                 33,288,700      33,554,218     33,665,464

Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
    3/31/99, 12/31/98 and 3/31/98         250,000         250,000        250,000
Common stock - $5 par value:
  Authorized - 325,000,000 shares
  Issued-157,233,107 shares at
    3/31/99, 157,233,088 shares at
    12/31/98 and 157,188,873 shares
    at 3/31/98                            786,166         786,165        785,944
Capital surplus                            30,729          24,649         12,906
Accumulated nonowner changes
  in equity                                (3,917)         (6,455)         4,425
Retained earnings                       2,168,145       2,086,589      1,814,056
Deferred compensation                      (4,591)         (5,202)        (1,570)
Less cost of common stock in
  treasury- 1,026,993 shares at
  03/31/99, 1,351,997 shares at
  12/31/98 and 578,661 shares
  at 3/31/98                              (67,690)        (89,133)       (38,874)
                                      -----------     -----------    -----------
     Total shareholders' equity         3,158,842       3,046,613      2,826,887
                                      -----------     -----------    -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY           $36,447,542     $36,600,831    $36,492,351
                                      ===========     ===========    ===========
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
                                            Three Months Ended
                                                 March 31
                                           --------------------
(In thousands, except per share data)          1999        1998
                                           --------    --------
INTEREST INCOME
Interest and fees on loans                 $586,362    $606,990
Interest on investment securities:
  Taxable                                    39,717      62,306
  Exempt from federal income tax              1,375       2,093
                                           --------    --------
       Total interest on investment
         securities                          41,092      64,399

Interest on short-term investments            1,981       2,472
                                           --------    --------
       Total interest income                629,435     673,861

INTEREST EXPENSE
Interest on deposits                        149,674     167,137
Interest on short-term borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase      39,951      30,597
  Other borrowed funds                        5,421      13,249
Interest on medium- and long-term debt       84,431     109,828
Net interest rate swap income               (18,874)    (12,558)
                                           --------    --------
       Total interest expense               260,603     308,253
                                           --------    --------
       Net interest income                  368,832     365,608
Provision for credit losses                  20,000      28,000
                                           --------    --------
       Net interest income after
         provision for credit losses        348,832     337,608

NONINTEREST INCOME
Fiduciary and investment management
  income                                     54,943      40,735
Service charges on deposit accounts          41,698      38,450
Commercial lending fees                       9,896       8,130
Securities gains/(losses)                     1,202        (150)
Other noninterest income                     49,155      47,687
                                           --------    --------
       Total noninterest income             156,894     134,852

NONINTEREST EXPENSES
Salaries and employee benefits              152,483     134,767
Net occupancy expense                        23,094      22,761
Equipment expense                            14,851      15,124
Outside processing fee expense               12,854       9,736
Other noninterest expenses                   60,132      67,485
                                           --------    --------
       Total noninterest expenses           263,414     249,873
                                           --------    --------
Income before income taxes                  242,312     222,587
Provision for income taxes                   83,200      78,204
                                           --------    --------
NET INCOME                                 $159,112    $144,383
                                           ========    ========
Net income applicable to common stock      $154,837    $140,108
                                           ========    ========

Basic net income per common share          $   0.99    $   0.89
Diluted net income per common share        $   0.98    $   0.88

Cash dividends declared on common stock    $ 56,149    $ 50,173
Dividends per common share                 $   0.36    $   0.32

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries


                               Nonredeem-                       Accumulated
                                 able                           Nonowner                                         Total
                               Preferred  Common     Capital    Changes     Retained    Deferred      Treasury   Shareholders'
(in thousands)                 Stock      Stock      Surplus    in Equity   Earnings    Compensation  Stock      Equity
                               ---------  ---------  ---------  ----------  ----------  ------------  ---------  -------------

BALANCES AT JANUARY 1, 1998    $250,000   $784,077   $       -  $  (1,937)  $1,731,419  $  (1,783)    $       -  $2,761,776
Net income for 1998                   -          -           -          -      144,383          -             -     144,383
Nonowner changes in equity,
  net of tax                          -          -           -      6,362            -          -             -       6,362
Net income and nonowner
  changes in equity                   -          -           -          -            -          -             -     150,745
Cash dividends declared:
  Preferred stock                     -          -           -          -       (4,275)         -             -      (4,275)
  Common stock                        -          -           -          -      (50,173)         -             -     (50,173)
Purchase of 729,450 shares
  of common stock                     -          -           -          -            -          -       (48,847)    (48,847)
Purchase and retirement of
  60,000 shares of common
  stock                               -       (300)     (3,182)         -            -          -             -      (3,482)
Net issuance of common stock
  under employee stock plans          -      2,167      16,088          -       (7,298)         -         9,973      20,930
Amortization of deferred
  compensation                        -          -           -          -            -        213             -         213
                               --------   --------   ---------  ---------   ----------  ---------     ---------  ----------
BALANCES AT MARCH 31, 1998     $250,000   $785,944   $  12,906  $   4,425   $1,814,056  $  (1,570)    $ (38,874) $2,826,887
                               ========   ========   =========  =========   ==========  =========     =========  ==========

BALANCES AT JANUARY 1, 1999    $250,000   $786,165   $  24,649  $  (6,455)  $2,086,589  $  (5,202)    $ (89,133) $3,046,613
Net income for 1999                   -          -           -          -      159,112          -             -     159,112
Nonowner changes in equity,
  net of tax                          -          -           -      2,538            -          -             -       2,538
Net income and nonowner
  changes in equity                   -          -           -          -            -          -             -     161,650
Cash dividends declared:
  Preferred stock                     -          -           -          -       (4,275)         -             -      (4,275)
  Common stock                        -          -           -          -      (56,149)         -             -     (56,149)
Purchase of 43,992 shares
  of common stock                     -          -           -          -            -          -        (2,885)     (2,885)
Net issuance of common stock
  under employee stock plans          -          1       6,080          -      (17,132)        34        24,328      13,311
Amortization of deferred
  compensation                        -          -           -          -            -        577             -         577
                               --------   --------   ---------  ---------   ----------  ---------     ---------  ----------
BALANCES AT MARCH 31, 1999     $250,000   $786,166   $  30,729  $  (3,917)  $2,168,145  $  (4,591)    $ (67,690) $3,158,842
                               ========   ========   =========  =========   ==========  =========     =========  ==========
/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries
                                                       Three Months Ended
                                                            March 31
                                                   ---------------------------
(in thousands)                                             1999           1998
                                                   ------------   ------------
OPERATING ACTIVITIES:
  Net income                                       $    159,112   $    144,383
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for credit losses                        20,000         28,000
      Depreciation                                       14,193         14,115
      Restructuring charge                                    -         (7,775)
      Net (increase) decrease in trading
        account securities                               (1,827)         5,038
      Net (increase) decrease in assets held
        for sale                                         26,225        (28,665)
      Net (increase) decrease in accrued income
        receivable                                      (22,307)        16,985
      Net increase in accrued expenses                   56,088            332
      Net amortization of intangibles                     8,477          6,731
      Other, net                                         (1,900)      (241,992)
                                                   ------------   ------------
         Total adjustments                               98,949       (207,231)
                                                   ------------   ------------
           Net cash provided by (used in)
             operating activities                       258,061        (62,848)

INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits
    with banks                                             (583)          (352)
  Net decrease in federal funds sold and
    securities purchased under agreements
    to resell                                             1,550         55,630
  Proceeds from sale of investment securities
    available for sale                                    2,849         17,193
  Proceeds from maturity of investment
    securities available for sale                       235,613        239,364
  Purchases of investment securities
    available for sale                                   (6,785)        (7,103)
  Net increase in loans (other
    than purchased loans)                              (397,155)      (365,180)
  Purchase of loans                                           -         (1,115)
  Fixed assets, net                                      (9,022)        (4,461)
  Net decrease in customers' liability on
    acceptances outstanding                                 961          6,311
                                                   ------------   ------------
           Net cash used in investing
             activities                                (172,572)       (59,713)

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                (1,727,802)       606,985
  Net increase (decrease) in short-term
    borrowings                                          (46,387)       108,254
  Net decrease in acceptances outstanding                  (961)        (6,311)
  Proceeds from issuance of medium- and
    long-term debt                                    2,250,000        800,000
  Repayments and purchases of medium- and
    long-term debt                                     (800,510)    (1,349,572)
  Proceeds from issuance of common stock
    and other capital transactions                       13,277         20,930
  Purchase of common stock for treasury
    and retirement                                       (2,885)       (52,329)
  Dividends paid                                        (54,116)       (49,348)
                                                   ------------   ------------
           Net cash provided by (used in)
             financing activities                      (369,384)        78,609
                                                   ------------   ------------
Net decrease in cash and due from banks                (283,895)       (43,952)
Cash and due from banks at beginning of year          1,773,100      1,927,087
                                                   ------------   ------------
Cash and due from banks at end of period           $  1,489,205   $  1,883,135
                                                   ============   ============
Interest paid                                      $    260,974   $    356,163
                                                   ============   ============
Income taxes paid                                  $        645   $        233
                                                   ============   ============
Noncash investing and financing activities:
  Loan transfers to assets held for sale           $          -   $  2,029,727
  Loan transfers to other real estate                       297          1,284
                                                   ============   ============
/TABLE

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Comerica Incorporated and Subsidiaries (the "Corporation") on Form 10-K for the year ended December 31, 1998.
      Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using applicable rates of exchange. Gains and losses from the translation of the net assets of non-U.S. subsidiaries, together with related hedges and tax effects, are reported in accumulated nonowner changes in equity within shareholders' equity.
      The Corporation may use derivative financial instruments, including foreign exchange contracts, to manage the Corporation's exposure to interest rate and foreign currency risks. These instruments are treated as hedges, and accounted for on an accrual basis, since there is a high correlation with the on-balance sheet instrument being hedged. If this correlation ceases to exist, the existing unrealized gain or loss is amortized over the remaining term of the instrument, and future changes in fair value are accounted for on a mark-to-market basis. Derivative financial instruments executed as a service to customers are accounted for

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies (continued)

on a mark-to-market basis. For further information, refer to the Accounting Policies footnote in the Corporation's 1998 annual report.
      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter. The Corporation expects to adopt the new Statement effective January 1, 2000. The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Corporation has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Corporation.


Note 2 - Investment Securities

      At March 31, 1999, investment securities having a carrying value of $1.7 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $18 million.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 3 - Allowance for Credit Losses

      The following analyzes the changes in the allowance for credit losses included in the consolidated balance sheets:

                                         1999              1998
(in thousands)                      ---------         ---------
Balance at January 1                $ 452,409         $ 424,147
Charge offs                           (24,710)          (32,838)
Recoveries                              5,229            10,339
                                    ---------         ---------
  Net charge offs                     (19,481)          (22,499)
Provision for credit losses            20,000            28,000
Foreign currency translation
  adjustment                                8                 -
                                    ---------         ---------
Balance at March 31                 $ 452,936         $ 429,648
                                    =========         =========

      Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $131 million for the quarter ended March 31, 1999, compared to $68 million for the comparable period last year. The following are period-end balances:

(in thousands)                      March 31, 1999    December 31, 1998
                                    --------------    -----------------
Total impaired loans                   $138,529            $101,417
Impaired loans requiring
   an allowance                         124,438              87,494
Impairment allowance                     38,951              21,951

Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 4 - Medium- and Long-term Debt

      Medium- and long-term debt consisted of the following at March 31,

1999 and December 31, 1998:

(in thousands)                       March 31, 1999    December 31, 1998
                                     --------------    -----------------
Parent Company
9.75% subordinated notes due 1999    $   74,992        $   74,970
7.25% subordinated notes due 2007       159,392           159,669
                                     ----------        ----------
      Total parent company              234,384           234,639

Subsidiaries
Subordinated notes:
7.25% subordinated notes due 2007       198,351           198,301
7.875% subordinated notes due 2026      173,872           174,086
8.375% subordinated notes due 2024      155,449           155,502
7.25% subordinated notes due 2002       149,442           149,404
6.875% subordinated notes due 2008      104,073           104,186
7.125% subordinated notes due 2013      155,095           155,181
6.00% subordinated notes due 2008       247,834           247,798
                                     ----------        ----------
      Total subordinated notes        1,184,116         1,184,458

Medium-term notes:
Floating rate based on Treasury
  indices                                37,000            37,000
Floating rate based on Prime indices    749,986                 -
Floating rate based on LIBOR indices  4,312,144         3,612,076
Fixed rate notes with interest rate
  of 6.65%                              199,843           199,810
                                     ----------        ----------
      Total medium-term notes         5,298,973         3,848,886
Notes payable                            14,276            14,276
                                     ----------        ----------
      Total subsidiaries              6,497,365         5,047,620
                                     ----------        ----------
      Total medium- and long-term
        debt                         $6,731,749        $5,282,259
                                     ==========        ==========
/TABLE

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 5 - Income Taxes

      The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the financial statements after deducting non-taxable items, principally interest income on state and municipal securities. State and foreign taxes are then added to the federal provision.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts


                                  March 31, 1999                December 31, 1998
                          ------------------------------  ------------------------------
                          Notional/                       Notional/
                          Contract   Unrealized    Fair   Contract   Unrealized    Fair
(in millions)             Amount    Gains  Losses  Value  Amount    Gains  Losses  Value
                          (1)       (2)            (3)    (1)       (2)            (3)
                          ------------------------------  ------------------------------
Risk Management
Interest rate contracts
   Swaps (4)               $ 6,370   $102  $ (15)  $  87   $ 6,869   $152   $  (6) $ 146
   Caps and floors
    purchased                    -      -      -       -        15      -       -      -
Foreign exchange contracts
   Spot and forward            858     11    (11)      -       782     32     (29)     3
   Swaps                       117      3      -       3       131     12       -     12
                           -------   ----  -----   -----   -------   ----   -----  -----
  Total risk management      7,345    116    (26)     90     7,797    196     (35)   161

Customer Initiated and
Other
Interest rate contracts
   Caps and floors written     247      -      -       -       241      -      (1)    (1)
   Caps and floors
    purchased                  174      -      -       -       176      1       -      1
   Swaps                       260      5     (4)      1       264      7      (6)     1
Foreign exchange contracts
   Spot, forward
     and options               613     26    (20)      6       673     20     (13)     7
                           -------   ----  -----   -----   -------   ----   -----  -----
   Total customer initiated
    and other                1,294     31    (24)      7     1,354     28     (20)     8
                           -------   ----  -----   -----   -------   ----   -----  -----
   Total derivatives and
    foreign exchange
    contracts              $ 8,639   $147  $ (50)  $  97   $ 9,151   $224   $ (55) $ 169
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

(4) Includes index amortizing swaps with a notional amount of $231 million and $2,180 million at
March 31, 1999 and December 31, 1998, respectively.  These swaps had net unrealized gains of less than $1 million at March 31, 1999, versus $15 million at December 31, 1998.  As of March 31, 1999, index amortizing swaps had an average expected life of approximately 1 year with a stated maturity that averaged 1 year.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

Risk Management
---------------

      Interest rate risk arises in the normal course of business to the extent there is a difference between the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. This gap in the balance sheet structure reflects the sensitivity of the Corporation's net interest income to a change in interest rates. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs on-balance sheet instruments such as investment securities, as well as off-balance sheet derivative financial instruments and foreign exchange contracts, to manage exposure to these and other risks, including liquidity risk.
      As an end-user, the Corporation mainly accesses the interest rate markets to obtain off-balance sheet derivatives instruments for use principally in connection with asset and liability management activities. The Corporation principally utilizes interest rate swaps with the objective of managing the sensitivity of net interest income to interest rate fluctuations. To accomplish this objective, the Corporation primarily uses interest rate swaps to modify the interest rate characteristics of certain assets and liabilities (for example, from a floating rate to a fixed rate, a fixed rate to a floating rate or from one floating rate index to another). Management believes this strategy achieves an optimal match between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although there can be no assurance that such a strategy will be successful.
      The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of March 31, 1999. The swaps are grouped by the assets or liabilities to which they have been designated.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)


Remaining Expected Maturity of Interest Rate Swaps:
(dollar amounts                                                         2004-            Dec. 31,
 in millions)               1999     2000     2001      2002    2003    2026    Total      1998

Variable rate asset
designation:
  Receive fixed swaps
    Generic               $    -   $  700   $3,250    $1,200   $   -    $    -  $5,150   $3,950
    Index amortizing          71      151        -         -       -         -     222    2,169

  Weighted average: (1)
    Receive rate            5.82%    6.33%    5.68%     6.16%      -%        -%   5.89%    6.01%
    Pay rate                4.96%    4.99%    5.00%     5.67%      -%        -%   5.15%    5.30%

Fixed rate asset
designation:
  Pay fixed swaps
    Generic               $    2   $    -   $    -    $    -   $   -    $    -  $    2   $    2
    Index amortizing           2        7        -         -       -         -       9       11

  Weighted average: (1)
    Receive rate            5.02%    4.94%       -%        -%      -%        -%   4.97%    5.54%
    Pay rate                6.88%    5.34%       -%        -%      -%        -%   5.90%    5.88%

Medium- and long-term
debt designation:
  Generic receive
  fixed swaps             $     -  $  200   $    -    $  150   $   -    $  600  $  950   $  700

  Weighted average: (1)
    Receive rate                -%   6.91%       -%     7.37%      -%     6.96%   7.01%    7.33%
    Pay rate                    -%   5.02%       -%     5.16%      -%     5.03%   5.05%    5.28%

  Floating/floating
  swaps                   $    -   $   37   $    -    $    -   $   -    $    -  $   37   $   37

  Weighted average: (2)
    Receive rate               -%    4.98%       -%        -%      -%        -%   4.98%    4.98%
    Pay rate                   -%    4.63%       -%        -%      -%        -%   4.63%    5.19%

Total notional amount     $   75   $1,095   $3,250    $1,350   $   -    $  600  $6,370   $6,869

(1)  Variable rates are based on LIBOR rates paid or received at March 31, 1999.
(2)  Variable rates paid are based on LIBOR at March 31, 1999, while variable rates received are based on prime.

/TABLE

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

      During the first quarter of 1999, the Corporation terminated a portion of its portfolio of index amortizing interest rate swaps. The notional amount of these swaps totaled $1,376 million. The gain resulting from early termination was deferred and is being amortized over the remaining expected life of the terminated swaps.
      The Corporation also uses various other types of off-balance sheet financial instruments to manage interest rate and foreign currency risks associated with specific assets or liabilities, including interest rate caps and floors, forward and futures interest and foreign exchange rate contracts, and foreign exchange rate swaps, which are reflected in the table above. At March 31, 1999 and December 31, 1998, the notional amounts of commitments to purchase and sell U.S. Treasury and municipal bond securities related to the Corporation's trading account totaled $28
million and $17 million, respectively.   These commitments, which are
similar in nature to forward contracts, are not reflected in the above table due to the immaterial impact they have on the financial statements.


Customer Initiated and Other
----------------------------

      The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts, interest rate caps and
floors and forward rate agreements, at the request of customers.   The
Corporation minimizes market risk arising from customer initiated foreign exchange contracts and forward rate agreements by entering into offsetting transactions. Average fair values and income from customer initiated and other foreign exchange contracts were not material for the three-month period ended March 31, 1999 and for the year ended December 31, 1998.
      Customer initiated interest rate caps and floors generally are not offset by other on- or off-balance sheet financial instruments; however, the Corporation has established authority limits for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not material for the three-month period ended March 31, 1999 and for the year ended December 31, 1998.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

      Available credit lines on fixed rate credit card and check product accounts, which expose the Corporation to the risk of a reduction in net interest income as rates increase, totaled approximately $1.4 billion at March 31, 1999 and $1.6 billion at December 31, 1998. Management believes that market risk exposure arising from these revolving credit commitments is very limited, however, since it is unlikely that a significant number of customers with these accounts will simultaneously borrow up to their maximum available credit lines.


Off-Balance Sheet Derivative and Foreign Exchange Activity
----------------------------------------------------------

      The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts.

                                                         Customer Initiated
                                    Risk Management           and Other
                               ---------------------   ---------------------
                               Interest    Foreign     Interest    Foreign
                               Rate        Exchange    Rate        Exchange
(in millions)                  Contracts   Contracts   Contracts   Contracts
                               ---------------------   ---------------------
Balances at December 31, 1998  $ 6,884     $   913     $  681      $   673

Additions                        1,450       2,102         24        2,976
Maturities/amortizations          (588)     (2,040)       (24)      (3,036)
Terminations                    (1,376)          -          -            -
                               -------     -------     ------      -------
Balances at March 31, 1999     $ 6,370     $   975     $  681      $   613
                               =======     =======     ======      =======

            Additional information regarding the nature, terms and associated risks of the above off-balance sheet derivatives and foreign exchange contracts, along with information on derivative accounting policies, can be found in the Corporation's 1998 annual report on page 37 and in Notes 1 and 18 to the consolidated financial statements.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 7 - Business Segment Information

      The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. Lines of business results are produced by the Corporation's internal management accounting system. This system measures financial results based on the internal organizational structure of the Corporation; information presented is not necessarily comparable with any other financial institution. Lines of business/segment financial results for the three months ended March 31, 1999 and 1998 are presented below. For a description of the business activities of each line of business and the methodologies which form the basis for these results, refer to note 22 to the consolidated financial statements.

Three Months Ended March 31

(dollar amounts           Business        Individual        Investment
 in millions)               Bank             Bank              Bank*
                       1999     1998    1999**   1998     1999    1998
Average assets      $25,180  $21,626  $6,914   $9,267  $    29  $   35
Total revenues
  (FTE)                 239      208     234      253       31      28
Net income               75       86      57       55        -       2

Return on average
  assets               1.19%    1.60%   1.27%    1.21%    1.76%  22.25%
Return on average
  common equity       20.00%   27.49%  32.80%   26.55%    5.28%  31.09%

                          Finance           Other             Total
                       1999     1998    1999     1998     1999     1998
Average assets      $ 3,971  $ 4,505  $  (11)  $  475  $36,083  $35,908
Total revenues
 (FTE)                   13       13      10        -      527      502
Net income                8        7      19       (6)     159      144

Return on average
  assets               0.24%    0.24%    N/M      N/M     1.76%    1.61%
Return on average
  common equity        9.39%    8.92%    N/M      N/M    21.90%   22.09%

 * Net income was reduced by charges for fees internally transferred to other lines of business for referrals to the Investment Bank. If excluded, Investment Bank net income would have been $2 million and $3 million, and return on average common equity would have been 21.67% and 47.30%, in 1999 and 1998, respectively.
** Financial results for the Individual Bank compared to 1998 were affected by the sale of the mortgage servicing business and $2.0 billion of indirect consumer loans and non-relationship credit card receivables in the second quarter of 1998.

N/M = Not Meaningful

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 8 - Nonowner Changes in Equity

      Nonowner changes in equity include the change in unrealized gains and losses on investment securities available for sale and the change in the accumulated foreign currency translation adjustment. The Consolidated Statements of Changes in Shareholders' Equity include only the combined, net of tax, nonowner changes in equity. The following presents reconciliations of the components of accumulated nonowner changes in equity for the quarter ended March 31, 1999 and 1998.


                                                  Three Months Ended
                                                 --------------------
                                                   1999        1998
                                                 --------    --------
(in thousands)
Net unrealized gains (losses) on
  investment securities available for sale:
    Balance at beginning of year                 $(7,688)    $  (970)
    Net unrealized holding gains (losses)
      arising during the period                    5,946      11,565
    Less:  Reclassification adjustment for
      gains (losses) included in net income        1,202        (150)
                                                 -------     -------
    Change in net unrealized gains (losses)
      before income taxes                          4,744      11,715
    Provision for income taxes                     1,349       4,436
                                                 -------     -------
    Change in net unrealized gains (losses)
      on investment securities available
      for sale, net of tax                         3,395       7,279
                                                 -------     -------
    Balance at March 31                          $(4,293)    $ 6,309

Accumulated foreign currency translation
  adjustment:
    Balance at beginning of year                 $ 1,233     $  (967)
    Net translation gains (losses) arising
      during the period                             (857)       (917)
    Less:  Reclassification adjustment for
      gains (losses) included in net income            -           -
                                                 -------     -------
    Change in translation adjustment before
      income taxes                                  (857)       (917)
    Provision for income taxes                         -           -
                                                 -------     -------
    Change in foreign currency translation
      adjustment, net of tax                        (857)       (917)
                                                 -------     -------
    Balance at March 31                          $   376     $(1,884)
                                                 -------     -------
Total accumulated nonowner changes in
  equity, net of taxes, at March 31              $(3,917)    $ 4,425
                                                 =======     =======

/TABLE

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         -------------------


Results of Operations
---------------------

      Net income for the quarter ended March 31, 1999, was $159 million, up $15 million, or 10 percent, from $144 million reported for the first quarter of 1998. Diluted net income per share increased 11 percent to $0.98 from $0.88 a year ago. Return on average common shareholders' equity was 21.90 percent and return on average assets was 1.76 percent, compared to 22.09 percent and 1.61 percent, respectively, for the comparable quarter last year.


Net Interest Income
-------------------

      The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended March 31, 1999. On a FTE basis, net interest income was $370 million for the three months ended March 31, 1999, an increase of $2 million from the comparable quarter in 1998. Net interest income and the net interest margin were both affected by the sale of $2.0 billion of indirect consumer loans and non-relationship credit card receivables in the second quarter of 1998. Excluding the impact of the consumer sale, net interest income would have increased 6 percent, primarily due to a 19 percent increase in average commercial loans. The net interest margin for the three months ended March 31, 1999, was 4.51 percent, an increase of 1 basis point from 4.50 percent for the first quarter of 1998.
      Interest rate swaps permit management to control the sensitivity of net interest income to fluctuations in interest rates in a manner similar to on-balance sheet investment securities but without significant impact to capital or liquidity. These instruments are designated against certain assets and liabilities, therefore, their impact on net interest income is generally offset by and should be considered in relation to the level of net interest income generated by the related on-balance sheet assets and liabilities.
      In addition to using interest rate swaps and other off-balance sheet instruments to control the Corporation's exposure to interest rate risk, management attempts to monitor the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At March 31, 1999, the Corporation was in an asset sensitive position of $2.3 billion (on an elasticity adjusted basis), or 7 percent of earning assets. The earnings simulation analysis performed at the end of the quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at March 31, 1999, for a 200 basis point decline in short-term interest rates identified approximately $16 million, or 0.99 percent, of net interest income at risk during the next 12 months. If short-term interest rates rise 200 basis points, net interest income would be enhanced by approximately $14 million, or 0.92 percent. The results of these simulations are within established corporate policy guidelines.


Provision for Credit Losses
---------------------------

      The provision for credit losses for the first quarter of 1999 was $20 million, a decrease of $8 million from the first quarter of 1998. The Corporation establishes this provision to maintain an adequate allowance for credit losses, which is discussed in the section entitled "Allowance for Credit Losses and Nonperforming Assets."


Noninterest Income
------------------

      Noninterest income was $157 million for the three months ended March 31, 1999, an increase of $22 million, or 16 percent over the same period
in 1998.   First quarter 1999 noninterest income reflects the consolidated financial results of Munder Capital Management, an investment advisory subsidiary in which a majority interest was obtained during July, 1998. The Corporation's minority interest in Munder in prior periods was accounted for under the equity method. Excluding the effect of acquisitions, divestitures, and securities gains/(losses) in both periods, noninterest income increased 10 percent in the first quarter of 1999 compared to the first quarter of 1998. Accounting for the majority of this increase were higher levels of fiduciary income, service charges and commercial lending fee income.

       20
TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)
                                                      Three Months Ended
                                 -------------------------------------------------------------
                                         March 31, 1999                 March 31, 1998
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $30,581       $587      7.77%   $28,921       $608      8.50%
Investment securities              2,546         42      6.55      3,848         66      6.84
Short-term investments                99          2      8.21        168          2      5.97
----------------------------------------------------------------------------------------------
   Total earning assets           33,226        631      7.68     32,937        676      8.30

Interest-bearing deposits         16,494        150      3.68     16,303        167      4.16
Short-term borrowings              3,769         45      4.88      3,206         44      5.55
Medium- and long-term debt         6,103         85      5.59      7,155        110      6.21
Net interest rate swap (income)/
  expense (1)                          -        (19)        -          -        (13)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $26,366        261      4.00    $26,664        308      4.68
                                             -----------------               -----------------

Net interest income/
  Rate spread (FTE)                            $370      3.68                  $368      3.62
                                             ======                          ======

FTE adjustment                                   $1                              $2
                                             ======                          ======
Impact of net noninterest-
  bearing sources of funds                               0.83                            0.88
----------------------------------------------------------------------------------------------
Net interest margin as a percent
  of average earning assets (FTE)                        4.51%                           4.50%
==============================================================================================

(1)  After allocation of the income or expense generated by interest rate swaps for the three months ended March 31, 1999, to the related assets and liabilities, the average yield on total loans was 7.97 percent as of March 31, 1999, compared to 8.59 percent a year ago.  The average cost of funds for medium- and long-term debt was 5.33 percent as of March 31, 1999, compared to 5.77 percent a year earlier.
                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
(in millions)

Loans                                        $  (38)    $   17   $   (21)
Investment securities                            (2)       (22)      (24)
Short-terming assets                              1         (1)        -
                                             ------------------------------
   Total earning assets                         (39)        (6)      (45)

Interest-bearing deposits                       (18)         1       (17)
Short-term borrowings                            (6)         7         1
Medium- and long-term debt                      (11)       (14)      (25)
Net interest rate swap (income)/expense          (6)         -        (6)
                                             ------------------------------
   Total interest-bearing sources               (41)        (6)      (47)
                                             ------------------------------

Net interest income/Rate spread (FTE)        $    2     $    -   $     2
                                             ==============================
* Rate/Volume variances are allocated to variances due to volume.
/TABLE

Noninterest Expenses
--------------------

      Noninterest expenses were $263 million for the first quarter ended March 31, 1999, an increase of $13 million, or 5 percent, from the first quarter of 1998. Salaries and employee benefits increased $18 million, or 13 percent, in the first quarter of 1999 from the comparable period in 1998, primarily from merit increases and the consolidation of Munder Capital Management. Excluding the effect of acquisitions and divestitures in both periods, noninterest expenses increased 4 percent in the first quarter of 1999, compared to the first quarter of 1998.


Provision for Income Taxes
--------------------------

      The provision for income taxes for the first quarter of 1999 totaled $83 million, an increase of 6 percent compared to $78 million reported for the same period a year ago. The effective tax rate was 34 percent for the first quarter of 1999 and 35 percent for the comparable period in 1998.


Financial Condition
-------------------

      Total assets were $36.4 billion at March 31, 1999, compared with $36.6 billion at December 31, 1998. The Corporation has continued to generate commercial loan growth in 1999. Since December 31, 1998, commercial loans have increased $275 million and commercial mortgage loans have increased $182 million, or 4 percent. The increase in commercial loans was partially funded by runoff of investment securities, which declined $227 million, or 8 percent, since December 31, 1998.
      Total liabilities decreased $266 million, or less than 1 percent, to $33.3 billion since December 31, 1998. Total deposits decreased $1.7 billion, or 7 percent, since year-end 1998. This decline was offset by an increase in medium- and long-term debt of $1.4 billion, or 27 percent.

Allowance for Credit Losses and Nonperforming Assets
----------------------------------------------------

      The allowance for credit losses represent management's assessment of possible losses inherent in the Corporation's on- and off-balance sheet credit portfolio. The amount attributable to the off-balance sheet credit portfolio is not material. The Corporation allocates the allowance for credit losses to each loan category based on a defined methodology, which has been in use, without material change, for several years. First, an internal risk rating is assigned to each commercial loan. Included in that risk rating is management's assessment of the potential failure of a customer to be adequately prepared for the year 2000, but only in those instances where management has significant information indicating a customer may not be adequately prepared (for more information on year 2000, see the section entitled "Other Matters"). Management then assigns a projected loss ratio to each risk rating based on numerous factors identified below. A detailed credit quality review is performed quarterly on certain commercial loans which have deteriorated below certain levels of credit risk, resulting in an allocation of a specific portion of the allowance to such loans. The portion of the allowance allocated to consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent loan loss experience, current economic conditions and trends, geographic dispersion of borrowers, trends with respect to past due and nonaccrual amounts, risk characteristics of various categories and concentrations of loans and transfer risks. However, actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because a loan's performance depends not only on economic factors but also other factors unique to each customer. In addition, the significant diversity in size of corporate loans means that even if the projected number of loans deteriorate, the dollar exposure could significantly vary from estimated amounts. Furthermore, for many economic events which have occurred, the impact on individual customers may be, as yet, unknown. Such events include, for example, international instability, including Asia and Latin America; recent instability in oil prices; and volatility in the high-tech sector of the economy. To ensure adequacy to a higher degree of confidence, an unallocated allowance is maintained. The unallocated allowance was $198 million at March 31, 1999. Management also considers industry norms and the expectations from rating agencies and banking regulators in determining the adequacy of the allowance. The total allowance, including the unallocated amount, is available to absorb losses from any segment of the portfolio.
      At March 31, 1999, the allowance for credit losses was $453 million, an increase of $1 million since December 31, 1998. The allowance as a percentage of total loans decreased to 1.46 percent, compared to 1.48 percent at December 31, 1998. As a percentage of nonperforming assets, the allowance decreased from 375 percent at year-end 1998 to 283 percent at March 31, 1999.
      Net charge-offs for the first quarter of 1999 were $19 million, or
0.25 percent of average total loans, compared with $22 million, or 0.31 percent, for the year-earlier quarter. An analysis of the allowance for credit losses is presented in note 5 to the consolidated financial statements.
      Nonperforming assets increased $39 million, or 33 percent, since December 31, 1998, and were categorized as follows:

(in thousands)                   March 31, 1999    December 31, 1998
                                 --------------    -----------------
Nonaccrual loans:
  Commercial                     $  85,019         $  77,175
  International                     53,613            20,350
  Real estate construction             256               452
  Commercial mortgage                6,621             6,788
  Residential mortgage               1,817             3,468
                                 ---------         ---------
       Total nonaccrual loans      147,326           108,233
Reduced-rate loans                   7,466             7,464
                                 ---------         ---------
       Total nonperforming loans   154,792           115,697
Other real estate                    5,352             4,956
                                 ---------         ---------
       Total nonperforming
         assets                  $ 160,144         $ 120,653
                                 =========         =========
Loans past due 90 days or
  more                           $  42,469         $  40,209
                                 =========         =========

      Nonperforming assets as a percentage of total loans and other real estate at March 31, 1999 and December 31, 1998, were 0.52 percent and 0.39 percent, respectively.


Capital
-------

      Common shareholders' equity was up $110 million from December 31, 1998 to March 31, 1999, excluding nonowner changes in equity. The increase was primarily due to the retention of $99 million in earnings and a $13 million increase related to employee stock option activity.
      Capital ratios exceed minimum regulatory requirements as follows:

                                           March 31,       December 31,
                                             1999             1998
                                          -----------      -----------
Leverage ratio (3.00 - minimum)               7.87%            7.68%
Tier 1 risk-based capital
  ratio (4.0 - minimum)                       6.38             6.26
Total risk-based capital
  ratio (8.0 - minimum)                      10.31            10.28

      At March 31, 1999, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of "well capitalized" institutions as defined in the final rule under FDICIA.


Other Matters
-------------

      The Corporation initiated a company-wide project to prepare its computer systems, applications and infrastructure for year 2000 readiness. The following discussion of the implications of the year 2000 issue for the Corporation contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the planned date to complete the internal year 2000 modifications are based on management's best estimates, derived utilizing a number of assumptions of future events such as the continued availability of internal and external resources, including employees, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ.

      In addition, the Corporation places a high degree of reliance on the computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Corporation is assessing the readiness of these third parties and has prepared contingency plans, there can be no guarantee that business-critical third party vendors or other significant third parties, such as public utilities, will adequately address their year 2000 issues.


Readiness Preparation

      Comerica will be ready to conduct business in the year 2000. The Corporation established an extensive enterprise-wide and centrally managed year 2000 program in early 1996. The year 2000 team includes the active involvement of senior executives as well as seasoned project managers and business unit liaisons from throughout the company. The Corporation is evaluating and monitoring the year 2000 readiness of vendors, customers and third party processors. At Comerica, completing a successful year 2000 program is our top priority so that the arrival of the 21st century will be a celebration of quality customer service. Many factors can affect a company's ability to deliver quality services at any given time. While Comerica will be "ready" to do business in the year 2000, of course there can be no guarantee that services will be uninterrupted due to the century date change or otherwise. To minimize customer service disruptions, the Corporation has implemented a no-vacation policy for the entire organization from December 27, 1999, through January 31, 2000. Additional guidelines are being implemented within business units prior- and post-event as required.
      The Corporation's year 2000 program is comprised of numerous individual projects which address the following broad areas: data processing systems, telecommunications and data networks, building facilities and security systems, vendor risk, customer risk, contingency planning and communications. All mission critical applications and services were significantly year 2000 ready as of December 31, 1998, with the remaining systems planned for completion prior to the end of 1999. As of March 31, 1999, the Corporation has completed 85 percent of remediation effort and 75 percent of testing.
      The Corporation has a major focus on completing testing for all components, having in place what is believed to be an extensive testing methodology, validation and verification process. To alleviate disruptions due to errors, state of the art data aging and testing tools are being utilized to validate year 2000 readiness for applications. The year 2000 program utilizes Comerica's Year 2000 Testing and Clean Management Guidelines for all components. The Corporation plans to conduct a complete systems test in the second quarter of 1999 to validate its findings. Furthermore, the Corporation is documenting contingency plans for all business critical applications to minimize any disruptions to customer service caused by year 2000 issues.
      The Corporation does not significantly rely on embedded technology in its critical processes. Embedded technology does control some building security and operations such as power management, ventilation, and elevator control. Building facilities are presently being evaluated, and it is management's plan to confirm year 2000 readiness or replace the embedded technology by approximately June 30, 1999.
      Customers and vendors who have significant relationships with the Corporation continue to be evaluated to determine their preparation and readiness for the year 2000. The potential failure of those customers to be adequately prepared for year 2000 is included in management's credit and review process used to establish loss reserves. A high level risk reduction strategy is being implemented to manage and mitigate risks to our asset/liability position. There can be no guarantee that the remediation of the systems of the Corporation's vendors or customers will be completed on a timely basis.
      The Corporation relies on suppliers and customers for certain information processing services, and is addressing year 2000 issues with both groups. Management has identified critical vendors and inquired as to their year 2000 readiness plans and status. The Corporation has completed written risk assessments on each and has asked those found to pose a significant risk to demonstrate how risks will be addressed. Measures to minimize risk are being undertaken with those that appear to pose a significant risk. There may be certain business-critical third parties, such as utilities or telecommunication companies, where alternative arrangements or sources are limited or unavailable.
      The Corporation is also reliant on its customers to make the necessary preparations for year 2000 so that their business operations will not be interrupted, as an interruption could threaten their ability to honor financial commitments. The Corporation identified borrowers, capital market counterparties, funding sources and large depositors having financial volumes sufficiently large to warrant inquiry as to year 2000 preparation. Written risk assessments have been completed on each. Customers found to have a significant risk of not being ready for year 2000 are encouraged to make the necessary effort. The Corporation is undertaking measures to minimize risk with those that appear to pose a significant risk.
      Comerica's senior executives, the board of directors and a project steering committee regularly review the year 2000 program and its progress. In addition, the federal and state agencies that regulate the banking industry regularly monitor our year 2000 program.


Cost

      Included in the Corporation's estimate of year 2000 project cost are internal and external development costs, asset impairment write-offs and the cost of software and hardware for systems that are not ready, or would not have been ready by the new century as a result of normal replacement. The Corporation's current estimate is that year 2000 project cost, both internal and external, will total approximately $50 million, of which the Corporation incurred approximately $31 million in 1996, 1997, 1998, and the first three months of 1999. Of the $31 million incurred to date, $8 million was for capital assets which the Corporation is expensing over their useful lives. The Corporation will fund the remaining year 2000 costs yet to be incurred by normal operating cash flow. The project is staffed with external resources as well as internal staff redeployed from less time-sensitive assignments. The Corporation does not believe the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position. Approximately $5 million of the remaining cost is for capital assets which will be expensed over their useful lives. Estimated total project cost could change further as efforts continue.


Risks

      The Corporation has grouped the principal risks associated with the year 2000 problem into three categories. The first is the risk that the Corporation does not successfully ready operations for the year 2000. The Corporation, like other financial institutions, is heavily dependent on computer systems. The complexity of these systems and dependence on one another makes it impossible to switch to other systems immediately as would be required if necessary corrections were not made in advance. Management believes it will be able to make the necessary corrections in advance.
      Computer failure of third parties may jeopardize the Corporation's operations, but how seriously depends on the nature and duration of such failures. The most serious impact on the Corporation's operations from suppliers would result if basic services such as telecommunications, electric power suppliers, and services provided by other financial institutions and governmental agencies were disrupted. Significant public disclosure of the state of readiness among basic infrastructure and other suppliers has not generally been available. Although inquiries are underway, the Corporation does not yet have sufficient information to estimate the likelihood of significant disruptions among its suppliers.
      Operational failures among the Corporation's sources of major funding, larger borrowers and capital market counterparties could affect their ability to continue to provide funding or meet obligations when due. Similar to the situation outlined above with suppliers, public information has not generally been available. At this time, it is not possible to accurately estimate the likelihood, or potential impact, of significant disruptions among the Corporation's funding sources and obligors.


Contingency Plans

      The Corporation is developing remediation contingency plans and business resumption contingency plans specific to the year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner due to system or supplier failure.
      The Corporation developed remediation contingency plans with trigger dates for review and implementation for critical data systems. The Corporation is also enhancing its existing business resumption plans to reflect year 2000 issues and is developing plans designed to coordinate the efforts of its personnel and resources in addressing any year 2000 problems that become known after December 31, 1999.
      This report includes forward-looking statements based on management's current expectations and/or the assumptions made in the earnings simulation analysis. Numerous factors could cause variances in these projections, and their underlying assumptions, such as changes in interest rates, the industries where the Corporation has a concentration of loans, changes in the level of fee income, year 2000 expenses, economic conditions and continuing consolidation in the banking industry.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      (11)  Statement re: Computation of Earnings Per Share
      (21)  Subsidiaries of Registrant
      (27)  Financial Data Schedule

(b)   Reports on Form 8-K

      The Corporation did not file any reports on Form 8-K during the three months ended March 31, 1999.

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


                            COMERICA INCORPORATED
                            --------------------------------------
                            (Registrant)




                            /s/Ralph W. Babb Jr.
                            -----------------------------------------
                            Ralph W. Babb Jr.
                            Vice Chairman of Finance & Administration
                            and Chief Financial Officer
                            (Principal Financial Officer)




                            /s/Marvin J. Elenbaas
                            -----------------------------------------
                            Marvin J. Elenbaas
                            Senior Vice President and Controller
                            (Chief Accounting Officer)




Date:  May 13, 1999