Form 10-Q
period 1999-06-30
COMERICA INC /NEW/
filed 1999-08-13
CIK 28412

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1999

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

         $5 par value common stock:
             outstanding as of July 31, 1999: 156,313,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries


                                            June 30,         December 31,          June 30,
(In thousands, except share data)             1999              1998                1998
                                          ------------       ------------       ------------
ASSETS
Cash and due from banks                   $  1,535,721       $  1,773,100       $  2,222,463

Short-term investments                          85,182            109,640            264,777

Investment securities available
  for sale                                   2,345,236          2,712,165          3,396,952

Commercial loans                            19,647,781         19,086,541         16,891,406
International loans                          2,629,303          2,713,259          2,389,783
Real estate construction loans               1,377,101          1,079,614            981,975
Commercial mortgage loans                    4,536,512          4,179,271          3,788,052
Residential mortgage loans                     903,189          1,037,941          1,360,363
Consumer loans                               1,800,840          1,861,630          1,999,634
Lease financing                                671,525            646,607            591,418
                                          ------------       ------------       ------------

     Total loans                            31,566,251         30,604,863         28,002,631
Less allowance for credit losses              (460,397)          (452,409)          (438,875)
                                          ------------       ------------       ------------

     Net loans                              31,105,854         30,152,454         27,563,756

Premises and equipment                         345,298            352,650            361,003
Customers' liability on acceptances
  outstanding                                   15,164             12,335             26,252
Accrued income and other assets              1,518,032          1,488,487          1,214,802
                                          ------------       ------------       ------------
     TOTAL ASSETS                         $ 36,950,487       $ 36,600,831       $ 35,050,005
                                          ============       ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits              $  6,515,942       $  6,999,337       $  6,392,257
Interest-bearing deposits                   15,837,640         17,313,796         16,226,376
                                          ------------       ------------       ------------

     Total deposits                         22,353,582         24,313,133         22,618,633
Federal funds purchased and
  securities sold under
  agreements to repurchase                   2,833,235          3,108,985          1,049,308
Other borrowed funds                           912,330            471,168          2,542,210
Acceptances outstanding                         15,164             12,335             26,252
Accrued expenses and other
  liabilities                                  357,712            366,338            324,618
Medium- and long-term debt                   7,231,275          5,282,259          5,662,180
                                          ------------       ------------       ------------

     Total liabilities                      33,703,298         33,554,218         32,223,201
Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
    6/30/99, 12/31/98 and 6/30/98              250,000            250,000            250,000
Common stock - $5 par value:
  Authorized - 325,000,000 shares
  Issued-157,233,107 shares at
    6/30/99, 157,233,088 shares at
    12/31/98 and 157,187,518 shares
    at 6/30/98                                 786,166            786,165            785,938
Capital surplus                                 31,946             24,649             14,889
Accumulated nonowner changes
  in equity                                    (26,058)            (6,455)            (5,206)
Retained earnings                            2,271,378          2,086,589          1,904,223
Deferred compensation                           (4,107)            (5,202)            (3,071)
Less cost of common stock in
  treasury- 942,715 shares at
  6/30/99, 1,351,997 shares at
  at 12/31/98 and 1,818,965 shares
  at 6/30/98                                   (62,136)           (89,133)          (119,969)
                                          ------------       ------------       ------------

     Total shareholders' equity              3,247,189          3,046,613          2,826,804
                                          ------------       ------------       ------------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY               $ 36,950,487       $ 36,600,831       $ 35,050,005
                                          ============       ============       ============

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

                                                      Three Months Ended                     Six Months Ended
                                                           June 30                              June 30
                                              ---------------------------------       -----------------------------
(In thousands, except per share data)            1999                    1998             1999             1998
                                              ---------               ---------       -----------       -----------
INTEREST INCOME
Interest and fees on loans                    $ 600,325               $ 590,427       $ 1,186,687       $ 1,197,417
Interest on investment securities:
  Taxable                                        37,906                  56,582            77,623           118,888
  Exempt from federal income tax                  1,261                   1,927             2,636             4,020
                                              ---------               ---------       -----------       -----------
       Total interest on investment
         securities                              39,167                  58,509            80,259           122,908
Interest on short-term investments                2,009                   2,294             3,990             4,766
                                              ---------               ---------       -----------       -----------
       Total interest income                    641,501                 651,230         1,270,936         1,325,091

INTEREST EXPENSE
Interest on deposits                            139,807                 160,927           289,481           328,064
Interest on short-term borrowings:
  Federal funds purchased and securities
     sold under agreements to repurchase         36,967                  27,605            76,918            58,202
  Other borrowed funds                            6,439                  17,563            11,860            30,812
Interest on medium- and long-term debt           96,283                  93,879           180,714           203,707
Net interest rate swap income                   (17,637)                (13,222)          (36,511)          (25,780)
                                              ---------               ---------       -----------       -----------
       Total interest expense                   261,859                 286,752           522,462           595,005
                                              ---------               ---------       -----------       -----------
       Net interest income                      379,642                 364,478           748,474           730,086
Provision for credit losses                      28,000                  28,000            48,000            56,000
                                              ---------               ---------       -----------       -----------
       Net interest income after
         provision for credit losses            351,642                 336,478           700,474           674,086

NONINTEREST INCOME
Fiduciary and investment management
  income                                         59,839                  42,009           114,782            82,744
Service charges on deposit accounts              42,520                  39,517            84,218            77,967
Commercial lending fees                          11,315                   9,019            21,211            17,149
Securities gains/(losses)                           690                      11             1,892              (139)
Other noninterest income                         80,287                  58,239           129,442           105,926
                                              ---------               ---------       -----------       -----------
       Total noninterest income                 194,651                 148,795           351,545           283,647

NONINTEREST EXPENSES
Salaries and employee benefits                  162,567                 137,994           315,050           272,761
Net occupancy expense                            23,975                  21,579            47,069            44,340
Equipment expense                                15,442                  15,167            30,293            30,291
Outside processing fee expense                   12,341                  11,291            25,195            21,027
Other noninterest expenses                       74,555                  67,268           134,687           134,753
                                              ---------               ---------       -----------       -----------
       Total noninterest expenses               288,880                 253,299           552,294           503,172
                                              ---------               ---------       -----------       -----------
Income before income taxes                      257,413                 231,974           499,725           454,561
Provision for income taxes                       90,031                  81,591           173,231           159,795
                                              ---------               ---------       -----------       -----------
NET INCOME                                    $ 167,382               $ 150,383       $   326,494       $   294,766
                                              =========               =========       ===========       ===========
Net income applicable to common stock         $ 163,107               $ 146,108       $   317,944       $   286,216
                                              =========               =========       ===========       ===========
Basic net income per common share             $    1.04               $    0.94       $      2.04       $      1.83
Diluted net income per common share           $    1.03               $    0.92       $      2.01       $      1.80

Cash dividends declared on common stock       $  56,181               $  49,792       $   112,330       $    99,965
Dividends per common share                    $    0.36               $    0.32       $      0.72       $      0.64

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries



                               Nonredeem-                        Accumulated
                                 able                             Nonowner                                             Total
                               Preferred    Common     Capital    Changes       Retained     Deferred    Treasury   Shareholders'
(in thousands)                 Stock        Stock      Surplus    in Equity     Earnings   Compensation    Stock       Equity
                               ---------  ---------   ---------  -----------   ----------  ------------  ---------  -------------
BALANCES AT JANUARY 1, 1998    $ 250,000  $ 784,077   $       -  $    (1,937)  $1,731,419  $     (1,783) $       -  $2,761,776
Net income for 1998                    -          -           -            -      294,766             -          -     294,766
Nonowner changes in equity,
  net of tax                           -          -           -       (3,269)           -             -          -      (3,269)
                                                                                                                    ----------
Net income and nonowner
  changes in equity                    -          -           -            -            -             -          -     291,497
Cash dividends declared:
  Preferred stock                      -          -           -            -       (8,550)            -          -      (8,550)
  Common stock                         -          -           -            -      (99,965)            -          -     (99,965)
Purchase of 2,136,450 shares
  of common stock                      -          -           -            -            -             -   (141,070)   (141,070)
Purchase and retirement of
  60,000 shares of common
  stock                                -       (300)     (3,182)           -            -             -          -      (3,482)
Net issuance of common stock
  under employee stock plans           -      2,161      18,071            -      (13,447)       (1,794)    21,101      26,092
Amortization of deferred
  compensation                         -          -           -            -            -           506          -         506
                               ---------   --------   ---------  -----------   ----------  ------------  ---------  ----------
BALANCES AT JUNE 30, 1998      $ 250,000   $785,938   $  14,889  $    (5,206)  $1,904,223  $     (3,071) $(119,969) $2,826,804
                               =========   ========   =========  ===========   ==========  ============  =========  ==========

BALANCES AT JANUARY 1, 1999    $ 250,000   $786,165   $  24,649  $    (6,455)  $2,086,589  $     (5,202) $ (89,133) $3,046,613
Net income for 1999                    -          -           -            -      326,494             -          -     326,494
Nonowner changes in equity,
  net of tax                           -          -           -      (19,603)           -             -          -     (19,603)
                                                                                                                    ----------
Net income and nonowner
  changes in equity                    -          -           -            -            -             -          -     306,891
Cash dividends declared:
  Preferred stock                      -          -           -            -       (8,550)            -          -      (8,550)
  Common stock                         -          -           -            -     (112,330)            -          -    (112,330)
Purchase of 43,992 shares
  of common stock                      -          -           -            -            -             -     (2,885)     (2,885)
Net issuance of common stock
  under employee stock plans           -          1       7,297            -      (20,825)          (44)    29,882      16,311
Amortization of deferred
  compensation                         -          -           -            -            -         1,139          -       1,139
                               ---------   --------   ---------  -----------   ----------  ------------  ---------  ----------
BALANCES AT JUNE 30, 1999      $ 250,000   $786,166   $  31,946  $   (26,058)  $2,271,378  $     (4,107) $ (62,136) $3,247,189
                               =========   ========   =========  ===========   ==========  ============  =========  ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

                                                            Six Months Ended
                                                                June 30
                                                      -----------------------------
(in thousands)                                            1999              1998
                                                      -----------       -----------
OPERATING ACTIVITIES:
   Net income                                         $   326,494       $   294,766
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for credit losses                         48,000            56,000
       Depreciation                                        28,340            28,332
       Restructuring charge                                     -           (13,974)
       Net (increase) decrease in trading
         account securities                                (1,031)            3,979
       Net (increase) decrease in assets held
         for sale                                          24,705           (22,464)
       Net (increase) decrease in accrued income
         receivable                                       (27,023)           19,127
       Net decrease in accrued expenses                    (2,083)         (194,383)
       Net amortization of intangibles                     16,937            13,464
       Other, net                                         (22,964)          154,485
                                                      -----------       -----------
          Total adjustments                                64,881            44,566
                                                      -----------       -----------
           Net cash provided by
              operating activities                        391,375           339,332

INVESTING ACTIVITIES:
   Net increase in interest-bearing deposits
     with banks                                           (13,484)          (20,473)
   Net (increase) decrease in federal funds sold
     and securities purchased under agreements
    to resell                                              14,268           (22,862)
   Proceeds from sale of investment securities
     available for sale                                     3,539            36,295
   Proceeds from maturity of investment
     securities available for sale                        418,262           611,325
   Purchases of investment securities
     available for sale                                   (82,769)         (100,105)
   Net increase in loans (other
     than purchased loans)                             (1,001,400)       (1,122,522)
   Purchase of loans                                            -            (1,115)
  Proceeds from sale of consumer businesses                     -         2,006,091
   Fixed assets, net                                      (20,988)          (16,776)
   Net increase in customers' liability on
     acceptances outstanding                               (2,829)           (7,860)
                                                      -----------       -----------
           Net cash provided by (used in)
             investing activities                        (685,401)        1,361,998

FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                 (1,959,551)           32,316
   Net increase in short-term borrowings                  165,412           398,617
   Net increase in acceptances outstanding                  2,829             7,860
   Proceeds from issuance of medium- and
     long-term debt                                     3,525,000         1,500,000
   Repayments and purchases of medium- and
     long-term debt                                    (1,575,984)       (3,124,207)
   Proceeds from issuance of common stock
     and other capital transactions                        16,355            27,886
   Purchase of common stock for treasury
     and retirement                                        (2,885)         (144,552)
   Dividends paid                                        (114,529)         (103,874)
                                                      -----------       -----------
           Net cash provided by (used in)
             financing activities                          56,647        (1,405,954)
                                                      -----------       -----------
Net increase (decrease) in cash and due
  from banks                                             (237,379)          295,376
Cash and due from banks at beginning of year            1,773,100         1,927,087
                                                      -----------       -----------
Cash and due from banks at end of period              $ 1,535,721       $ 2,222,463
                                                      ===========       ===========
Interest paid                                         $   525,878       $   658,920
                                                      ===========       ===========
Income taxes paid                                     $   148,621       $   150,107
                                                      ===========       ===========
Noncash investing and financing activities:
   Loan transfers to other real estate                $     3,643       $     2,355
                                                      ===========       ===========

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Comerica Incorporated and Subsidiaries (the "Corporation") on Form 10-K for the year ended December 31, 1998.

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

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies (continued)

hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated nonowner changes in equity until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

         In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." Statement 137 amended the required effective date of Statement 133, requiring adoption of Statement 133 in years beginning after June 15, 2000. The Corporation expects to adopt Statement 133 effective January 1, 2001. The Corporation has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Corporation.

Note 2 - Investment Securities

         At June 30, 1999, investment securities having a carrying value of $1.6 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $18 million.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 3 - Allowance for Credit Losses

         The following analyzes the changes in the allowance for credit losses included in the consolidated balance sheets:


(in thousands)                      1999             1998
                                  ---------       ---------

Balance at January 1              $ 452,409       $ 424,147
Charge-offs                         (52,127)        (66,630)
Recoveries                           12,089          25,358
                                  ---------       ---------
  Net charge-offs                   (40,038)        (41,272)
Provision for credit losses          48,000          56,000
Foreign currency translation
 adjustment                              26               -
                                  ---------       ---------
Balance at June 30                $ 460,397       $ 438,875
                                  =========       =========


         Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $137 million and $134 million for the quarter and six months ended June 30, 1999, compared to $79 million and $74 million for the comparable periods last year. The following are period-end balances:


(in thousands)                                        June 30, 1999             December 31, 1998
                                                      -------------             -----------------

Total impaired loans                                  $     124,215             $         101,417
Impaired loans requiring
   an allowance                                             115,248                        87,494
Impairment allowance                                         41,811                        21,951


Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 4 - Medium- and Long-term Debt

       Medium- and long-term debt consisted of the following at June 30, 1999 and December 31, 1998:


(in thousands)                              June 30, 1999  December 31,1998
                                            -------------  ----------------
9.75% subordinated notes due 1999            $        -      $   74,970
7.25% subordinated notes due 2007               159,111         159,669
                                             ----------      ----------
       Total parent company                     159,111         234,639

Subsidiaries
Subordinated notes:
7.25% subordinated notes due 2007               198,401         198,301
7.875% subordinated notes due 2026              173,655         174,086
8.375% subordinated notes due 2024              155,396         155,502
7.25% subordinated notes due 2002               149,481         149,404
6.875% subordinated notes due 2008              103,959         104,186
7.125% subordinated notes due 2013              155,009         155,181
6.00% subordinated notes due 2008               247,895         247,798
                                             ----------      ----------
       Total subordinated notes               1,183,796       1,184,458

Medium-term notes:
Floating rate based on Treasury
 indices                                         37,000          37,000
Floating rate based on Prime indices          1,224,982               -
Floating rate based on LIBOR indices          4,412,233       3,612,076
Fixed rate notes with interest rate
 of 6.65%                                       199,877         199,810
                                             ----------      ----------
       Total medium-term notes                5,874,092       3,848,886
Notes payable                                    14,276          14,276
                                             ----------      ----------
       Total subsidiaries                     7,072,164       5,047,620
                                             ----------      ----------
       Total medium- and long-term debt      $7,231,275      $5,282,259
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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts



                                        June 30, 1999                December 31, 1998
                               ------------------------------  ------------------------------
                               Notional/                       Notional/
                               Contract    Unrealized   Fair   Contract   Unrealized    Fair
                               Amount    Gains  Losses  Value  Amount    Gains  Losses  Value
(in millions)                  (1)       (2)            (3)     (1)       (2)            (3)
                               ------------------------------  -------------------------------
Risk Management
Interest rate contracts
  Swaps (4)                    $ 8,543   $  50  $ (78) $  (28)  $ 6,869  $ 152  $  (6)  $  146
  Caps and floors purchased          -       -      -       -        15      -      -        -
Foreign exchange contracts
  Spot and forward                 889      16    (17)     (1)      782     32    (29)       3
  Swaps                            124       -     (3)     (3)      131     12      -       12
                               -------   -----  -----  ------   -------  -----  -----   ------
  Total risk management          9,556      66    (98)    (32)    7,797    196    (35)     161

Customer Initiated and Other
Interest rate contracts
  Caps and floors written          241       -     (1)     (1)      241      -     (1)      (1)
  Caps and floors purchased        188       -      -       -       176      1      -        1
  Swaps                            257       2     (1)      1       264      7     (6)       1
Foreign exchange contracts
  Spot, forward and options        853      17    (16)      1       673     20    (13)       7
  Swaps                              8       1      -       1         -      -      -        -
                               -------   -----  -----  ------   -------  -----  -----   ------
  Total customer initiated
    and other                    1,547      20    (18)      2     1,354     28    (20)       8
                               -------   -----  -----  ------   -------  -----  -----   ------
  Total derivatives and
    foreign exchange contracts $11,103   $  86  $(116)  $ (30)  $ 9,151  $ 224  $ (55)  $  169
                               =======   =====  =====   =====   =======  =====  =====   ======

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

(4) Includes index amortizing swaps with a notional amount of $202 million and $2,180 million at June 30, 1999 and December 31, 1998, respectively. These swaps had net unrealized losses of less than $1 million at June 30, 1999, versus $15 million of unrealized gains at December 31, 1998. As of June 30, 1999, index amortizing swaps had an average expected life of approximately 10 months with a stated maturity that averaged 1 year.

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

         The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of June 30, 1999. The swaps are grouped by the assets or liabilities to which they have been designated.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
         (continued)


--------------------------------------------------------------------------------------------------
Remaining Expected Maturity of Risk Management Interest Rate Swaps:
                                                                            2004-        Dec. 31,
(dollar amounts in millions)      1999    2000     2001     2002    2003    2026   Total     1998
--------------------------------------------------------------------------------------------------
Variable rate asset
designation:
    Receive fixed swaps
      Generic                   $    -   $  700   $3,250   $2,850   $  -   $    -  $ 6,800  $3,950
      Index amortizing              48      146        -        -      -        -      194   2,169

    Weighted average: (1)
      Receive rate                5.90%    6.34%    5.68%    7.14%     -%       -%    6.36%   6.01%
      Pay rate                    5.18%    5.15%    5.05%    6.56%     -%       -%    5.68%   5.30%

Fixed rate asset designation:
    Pay fixed swaps
      Generic                   $    4   $    -   $    -   $    -   $  -   $    -  $     4  $    2
      Index amortizing               1        7        -        -      -        -        8      11

    Weighted average: (1)
      Receive rate                5.05%    5.09%       -%       -%     -%       -%    5.08%   5.54%
      Pay rate                    6.47%    5.34%       -%       -%     -%       -%    5.81%   5.88%

Medium- and long-term
  debt designation:
  Generic receive fixed swaps   $    -   $  200   $    -   $  150   $  -   $1,150  $ 1,500  $  700

    Weighted average: (1)
      Receive rate                   -%    6.91%       -%    7.37%     -%    6.79%    6.86%   7.33%
      Pay rate                       -%    5.05%       -%    5.04%     -%    5.14%    5.12%   5.28%

  Floating/floating swaps       $    -   $   37   $    -   $    -   $  -   $    -  $    37  $   37

    Weighted average: (2)
      Receive rate                   -%    5.00%       -%       -%     -%       -%    5.00%   4.98%
      Pay rate                       -%    4.99%       -%       -%     -%       -%    4.99%   5.19%

Total notional amount           $   53   $1,090   $3,250   $3,000   $  -   $1,150  $ 8,543  $6,869

--------------------------------------------------------------------------------
(1) Variable rates are based on LIBOR or prime rates paid or received at June 30, 1999.
(2) Variable rates paid are based on LIBOR at June 30, 1999, while variable rates received are based on prime.
--------------------------------------------------------------------------------

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

         The Corporation also uses various other types of off-balance sheet financial instruments to manage interest rate and foreign currency risks associated with specific assets or liabilities, including interest rate caps and floors, forward and futures interest and foreign exchange rate contracts, and foreign exchange rate swaps, which are reflected in the table above. At June 30, 1999 and December 31, 1998, the notional amounts of commitments to purchase and sell U.S. Treasury and municipal bond securities related to the Corporation's trading account totaled $48 million and $17 million, respectively. These commitments, which are similar in nature to forward contracts, are not reflected in the above table due to the immaterial impact they have on the financial statements.

Customer Initiated and Other
-----------------------------

         The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts, interest rate caps and floors and forward rate agreements, at the request of customers. The Corporation minimizes market risk arising from customer initiated foreign exchange contracts and forward rate agreements by entering into offsetting transactions. Average fair values and income from customer initiated and other foreign exchange contracts were not material for the six-month period ended June 30, 1999 and for the year ended December 31, 1998.

         Customer initiated interest rate caps and floors generally are not offset by other on- or off-balance sheet financial instruments; however, the Corporation has established authority limits for engaging in these transactions in order to minimize risk exposure. As a result, average

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

fair values and income from this activity were not material for the six-month period ended June 30, 1999 and for the year ended December 31, 1998.

         Available credit lines on fixed rate credit card and check product accounts, which expose the Corporation to the risk of a reduction in net interest income as rates increase, totaled approximately $1.2 billion at June 30, 1999 and $1.6 billion at December 31, 1998. Management believes that market risk exposure arising from these revolving credit commitments is very limited, however, since it is unlikely that a significant number of customers with these accounts will simultaneously borrow up to their maximum available credit lines.

Off-Balance Sheet and Foreign Exchange Activity
-----------------------------------------------

         The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts.


                                                                  Customer Initiated
                                       Risk Management                and Other
                                   -----------------------       -----------------------
                                   Interest    Foreign           Interest    Foreign
                                   Rate        Exchange          Rate        Exchange
(in millions)                      Contracts   Contracts         Contracts   Contracts
                                   -----------------------       -----------------------
Balances at December 31, 1998      $  6,884       $    913       $    681       $    673

Additions                             3,652          4,938             41         11,365
Maturities/amortizations               (617)        (4,838)           (36)       (11,177)
Terminations                         (1,376)             -              -              -
                                   --------       --------       --------       --------
Balances at June 30, 1999          $  8,543       $  1,013       $    686       $    861
                                   ========       ========       ========       ========


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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 7 - Business Segment Information

         The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. Lines of business results are produced by the Corporation's internal management accounting system. This system measures financial results based on the internal organizational structure of the Corporation; information presented is not necessarily comparable with any other financial institution. Lines of business/segment financial results for the six months ended June 30, 1999 and 1998 are presented below. For a description of the business activities of each line of business and the methodologies which form the basis for these results, refer to note 22 to the consolidated financial statements.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 7 - Business Segment Information (continued)



Six Months Ended June 30

                           Business          Individual         Investment
                              Bank              Bank**             Bank*
----------------------------------------------------------------------------
(in millions)            1999      1998     1999     1998      1999     1998
----------------------------------------------------------------------------

Average assets        $25,538   $22,126   $6,923   $8,320   $    27   $   41
Total revenues (FTE)      503       431      489      502        65       61
Net income                181       175      125      143         2        3

Return on average
  assets                 1.42%     1.58%    1.39%    1.58%     4.82%    5.35%
Return on average
  common equity         23.73%    27.41%   35.98%   37.01%    11.25%   21.42%


                            Finance             Other             Total
----------------------------------------------------------------------------
(in millions)            1999      1998     1999     1998      1999     1998
----------------------------------------------------------------------------
Average assets        $ 3,866   $ 4,545   $    1   $  238   $36,355  $35,270
Total revenues (FTE)       20        24       26        -     1,103    1,018
Net income                 11        14        7      (40)      326      295

Return on average
  assets                 0.18%     0.24%     N/M      N/M      1.80%    1.67%
Return on average
  common equity          7.01%     8.57%     N/M      N/M     21.99%   22.33%


 * Net income was reduced by charges for fees internally transferred to other lines of business for referrals to the Investment Bank. If excluded, Investment Bank net income would have been $4 million and $6 million, and return on average common equity would have been 31.56% and 42.77%, in 1999 and 1998, respectively.

** Financial results for the Individual Bank for 1998 were affected by the sale of the mortgage servicing business and $2.0 billion of indirect consumer loans and non-relationship credit card receivables in the second quarter of 1998.

N/M - Not Meaningful

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 8 - Nonowner Changes in Equity

         Nonowner changes in equity include the change in unrealized gains and losses on investment securities available for sale and the change in the accumulated foreign currency translation adjustment. The Consolidated Statements of Changes in Shareholders' Equity include only the combined, net of tax, nonowner changes in equity. The following presents reconciliations of the components of accumulated nonowner changes in equity for the six months ended June 30, 1999 and 1998.



                                                                                             Six Months Ended
                                                                                        -------------------------
 (in thousands)                                                                           1999             1998
                                                                                        --------          -------
Net unrealized gains (losses) on investment securities available for sale:
    Balance at beginning of year                                                        $ (7,688)         $  (970)
    Net unrealized holding gains (losses)
      arising during the period                                                          (28,769)            (289)
    Less:  Reclassification adjustment for
      gains (losses) included in net income                                                1,892             (139)
                                                                                        --------          -------
    Change in net unrealized gains (losses)
      before income taxes                                                                (30,661)            (150)
    Provision for income taxes                                                           (11,231)             633
                                                                                        --------          -------
    Change in net unrealized gains (losses)
      on investment securities available
      for sale, net of tax                                                               (19,430)            (783)
                                                                                        --------          -------
    Balance at June 30                                                                  $(27,118)         $(1,753)

Accumulated foreign currency translation adjustment:
    Balance at beginning of year                                                        $  1,233          $  (967)
    Net translation gains (losses) arising
      during the period                                                                     (173)          (2,486)
    Less:  Reclassification adjustment for
      gains (losses) included in net income                                                    -                -
                                                                                        --------          -------
    Change in translation adjustment before
      income taxes                                                                          (173)          (2,486)
    Provision for income taxes                                                                 -                -
                                                                                        --------          -------
    Change in foreign currency translation
      adjustment, net of tax                                                                (173)          (2,486)
                                                                                        --------          -------
    Balance at June 30                                                                  $  1,060          $(3,453)

                                                                                        --------          -------
Total accumulated nonowner changes in
  equity, net of taxes, at June 30                                                      $(26,058)         $(5,206)
                                                                                        ========          =======

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         -----------------------

Results of Operations
---------------------

         Net income for the quarter ended June 30, 1999, was $167 million, up $17 million, or 11 percent, from $150 million reported for the second quarter of 1998. Diluted net income per share increased 12 percent to $1.03 from $0.92 a year ago. Return on average common shareholders' equity was 22.08 percent and return on average assets was 1.83 percent, compared to 22.57 percent and 1.74 percent, respectively, for the comparable quarter last year.

         Net income for the first six months of 1999 was $2.01 per share or $326 million, compared to $1.80 or $295 million for the same period in 1998, increases of 12 percent and 11 percent, respectively. Return on average common shareholders' equity was 21.99 percent and return on average assets was 1.80 percent for the first six months of 1999, compared to 22.33 percent and 1.67 percent, respectively, for the first six months of 1998.

Net Interest Income
-------------------

         The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended June 30, 1999. On a FTE basis, net interest income was $381 million for the three months ended June 30, 1999, an increase of $15 million, or 4 percent, from the comparable quarter in 1998. Net interest income and the net interest margin were both affected by the sale of $2.0 billion of indirect consumer loans and nonrelationship credit card receivables during the second quarter of 1998. Excluding the impact of the consumer sale, net interest income would have increased 5 percent. The increase in net interest income was primarily due to a 15 percent increase in average commercial loans and an increase in the level of noninterest-bearing sources of funds. The net interest margin for the three months ended June 30, 1999 was 4.53 percent, a decrease of 9 basis points from 4.62 percent for the second quarter of 1998.

         Table II provides an analysis of net interest income for the first six months of 1999. On an FTE basis, net interest income for the six months ended June 30, 1999, was $751 million compared to $734 million for the same period in 1998. This increase is primarily attributed to the factors cited in the quarterly discussion. The net interest margin for the six months ended June 30, 1999, was 4.52 percent compared to 4.56 percent for the same period in 1998.

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

         In addition to using interest rate swaps and other off-balance sheet instruments to control the Corporation's exposure to interest rate risk, management attempts to monitor the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At June 30, 1999, the Corporation was in an asset sensitive position of $159 million (on an elasticity adjusted basis), or less than 1 percent of earning assets. The earnings simulation analysis performed at the end of the quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at June 30, 1999, for a 200 basis point decline in short-term interest rates identified approximately $81 million, or 5 percent, of net interest income at risk during the next 12 months. If short-term interest rates rise 200 basis points, net interest income would be enhanced by approximately $34 million, or 2 percent. The results of these simulations are within established corporate policy guidelines.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)


                                                     Three Months Ended
                                 ------------------------------------------------------------
                                         June 30, 1999                    June 30, 1998
                                 -----------------------------   ----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
---------------------------------------------------------------------------------------------
Loans                            $31,208       $601      7.72%   $28,143       $591      8.42%
Investment securities              2,397         40      6.63      3,500         60      6.81
Other earning assets                 112          2      7.23        160          2      5.92
---------------------------------------------------------------------------------------------
   Total earning assets           33,717        643      7.64     31,803        653      8.23

Interest-bearing deposits         15,930        140      3.52     15,931        161      4.05
Short-term borrowings              3,646         44      4.77      3,223         45      5.62
Medium- and long-term debt         7,193         96      5.37      6,087         94      6.18
Net interest rate swap (income)/
  expense (1)                          -        (18)        -          -        (13)        -
---------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $26,769        262      3.92    $25,241        287      4.56
                                               --------------                  --------------
Net interest income/
  Rate spread (FTE)                            $381      3.72                  $366      3.67
                                               ====                            ====

FTE adjustment                                 $  1                            $  2
                                               ====                            ====
Impact of net noninterest-bearing
  sources of funds                                       0.81                            0.95
---------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.53%                           4.62%
=============================================================================================

(1) After allocation of the income or expense generated by interest rate swaps for the three months ended June 30, 1999, to the related assets and liabilities, the average yield on total loans was 7.88 percent as of June 30, 1999, compared to 8.52 percent a year ago. The average cost of funds for medium- and long-term debt was 5.08 percent as of June 30, 1999, compared to 5.73 percent a year earlier.

                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
(in millions)                                 Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
Loans                                      $   (46)   $    56    $    10
Investment securities                           (1)       (19)       (20)
Other earning assets                             -          -          -
                                           --------------------------------
   Total earning assets                        (47)        37        (10)

Interest-bearing deposits                      (21)         -        (21)
Short-term borrowings                           (6)         5         (1)
Medium- and long-term debt                     (13)        15          2
Net interest rate swap
  (income)/expense                              (5)         -         (5)
                                             ------------------------------
   Total interest-bearing sources              (45)        20        (25)
                                             ------------------------------

Net interest income/Rate spread (FTE)        $  (2)      $ 17     $   15
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)

                                                       Six Months Ended
                                 ------------------------------------------------------------
                                         June 30, 1999                   June 30, 1998
                                 -----------------------------   ----------------------------
                                 Average               Average   Average              Average
(in millions)                    Balance     Interest     Rate   Balance   Interest      Rate
---------------------------------------------------------------------------------------------
Loans                            $30,896     $1,188      7.75%   $28,530     $1,199      8.46%
Investment securities              2,471         82      6.59      3,673        125      6.83
Other earning assets                 106          4      7.69        164          5      5.94
---------------------------------------------------------------------------------------------
   Total earning assets           33,473      1,274      7.66     32,367      1,329      8.27

Interest-bearing deposits         16,211        290      3.60     16,116        328      4.11
Short-term borrowings              3,707         89      4.83      3,214         89      5.58
Medium- and long-term debt         6,651        181      5.47      6,618        204      6.20
Net interest rate swap
  (income)/expense (1)                 -        (37)        -          -        (26)        -
---------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $26,569        523      3.96    $25,948        595      4.62
                                             ----------------                ----------------
 Net interest income/
  Rate spread (FTE)                          $  751      3.70                $  734      3.65
                                             ======                          ======

FTE adjustment                               $    3                          $    4
                                             ======                          ======
Impact of net noninterest-bearing
  sources of funds                                       0.82                            0.91
---------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.52%                           4.56%
=============================================================================================

(1) After allocation of the income or expense generated by interest rate swaps for the six months ended June 30, 1999, to the related assets and liabilities, the average yield on total loans was 7.93 percent as of June 30, 1999, compared to 8.55 percent a year ago. The average cost of funds for medium- and long-term debt was 5.19 percent as of June 30, 1999, compared to 5.79 percent as of June 30, 1998.

                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
(in millions)                                 Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
Loans                                      $   (84)      $ 73       $(11)
Investment securities                           (3)       (40)       (43)
Other earning assets                             1         (2)        (1)
                                           --------------------------------
   Total earning assets                        (86)        31        (55)

Interest-bearing deposits                      (39)         1        (38)
Short-term borrowings                          (12)        12          -
Medium- and long-term debt                     (24)         1        (23)
Net interest rate swap (income)/expense        (11)         -        (11)
                                           --------------------------------
   Total interest-bearing sources              (86)        14        (72)
                                           --------------------------------

Net interest income/Rate spread (FTE)      $     -       $ 17       $ 17
                                           ================================

* Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses
---------------------------

         The provision for credit losses was $28 million for the second quarter of 1999 and 1998. The provision for the first six months of 1999 was $48 million compared to $56 million for the same period in 1998. The Corporation establishes this provision to maintain an adequate allowance for credit losses, which is discussed in the section entitled "Allowance for Credit Losses and Nonperforming Assets."

Noninterest Income
------------------

         Noninterest income was $195 million for the three months ended June 30, 1999, an increase of $46 million, or 31 percent, over the same period in 1998. Second quarter 1999 noninterest income reflects the consolidated financial results of Munder Capital Management, an investment advisory subsidiary in which a majority interest was obtained during July 1998. The Corporation's minority interest in Munder in prior periods was accounted for under the equity method. Included in second quarter 1999 noninterest income was a $21 million gain on the sale of Comerica's ownership in an ATM network provider. Growth in fiduciary, investment management and commercial fees, excluding the effect of large nonrecurring items, acquisitions and divestitures in both periods, supported a 16 percent noninterest income increase in the second quarter of 1999, compared to the second quarter of 1998. For the first six months of 1999, noninterest income was $352 million, an increase of $68 million, or 24 percent, from the first six months of 1998.

Noninterest Expenses
--------------------

         Noninterest expenses were $289 million for the second quarter ended June 30, 1999, an increase of $36 million, or 14 percent, from the second quarter of 1998. Second quarter 1999 noninterest expenses were impacted by the Munder acquisition described above. Excluding the effect of large nonrecurring items, including a $5 million contribution to Comerica's charitable foundation, acquisitions and divestitures in both periods, noninterest expenses increased 11 percent in the second quarter of 1999, compared to the second quarter of 1998. Approximately one-half of this increase was directly attributable to year 2000 initiatives and revenue- related incentives. For the first six months of 1999, noninterest expenses were $552 million, an increase of $49 million, or 10 percent, from the first six months of 1998.

Provision for Income Taxes
--------------------------

         The provision for income taxes for the second quarter of 1999 totaled $90 million, an increase of 10 percent compared to $82 million reported for the same period a year ago. The provision for the first six months of 1999 was $173 million compared to $160 million for the same period in 1998. The effective tax rate was 35 percent for the second quarter and the first six months of 1999 and 1998.

Financial Condition
-------------------

         Total assets were $37.0 billion at June 30, 1999, compared with $36.6 billion at December 31, 1998. The Corporation has continued to generate commercial loan growth in 1999. Since December 31, 1998, domestic commercial loans have increased $561 million, or 3 percent, and commercial mortgage loans have increased $357 million, or 9 percent. The increase in commercial loans was partially funded by runoff of investment securities, which declined $367 million, or 14 percent, since December 31, 1998.

         Total liabilities increased $149 million, or less than 1 percent, to $33.7 billion since December 31, 1998. Total deposits decreased $2.0 billion, or 8 percent, since year-end 1998. Of this $2.0 billion decrease, nearly $1.0 billion was attributable to a decline in foreign office time deposits. The decline in total deposits was offset by an increase in medium- and long-term debt of $1.9 billion, or 37 percent.

Allowance for Credit Losses and Nonperforming Assets
----------------------------------------------------

         The allowance for credit losses represents management's assessment of possible losses inherent in the Corporation's on- and off-balance sheet credit portfolio. The amount attributable to the off-balance sheet credit portfolio is not material. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent but that have not been specifically identified. The Corporation allocates the allowance for credit losses to each loan category based on a defined methodology which has been in use, without material change, for several years. Internal risk ratings are assigned to each corporate loan at the time of approval and are subject to subsequent periodic reviews by the senior management of the Credit Policy Group. Included in that risk rating is management's assessment of the potential failure of a customer to be adequately prepared for the year 2000, but only in those instances where management has significant information indicating a customer may not be adequately prepared (for more information on year 2000, see the section entitled "Other Matters"). A detailed credit quality review is performed quarterly on large corporate loans which have deteriorated below certain levels of credit risk. A specific portion of the allowance is allocated to such loans based upon this review. The portion of the allowance allocated to the remaining corporate loans is determined by applying projected loss ratios to each risk rating based on numerous factors identified below. The portion of the allowance allocated to consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent loan loss experience, current economic conditions and trends, geographic dispersion of borrowers, and trends with respect to past due and nonaccrual amounts. However, actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of historical loss ratios. The allocated allowance was $241 million at June 30, 1999. To ensure a higher degree of confidence, an unallocated allowance is also maintained. The unallocated portion of the loss reserve reflects management's view that the reserve should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgement. Factors which were considered in the evaluation of the adequacy of the Corporation's unallocated reserve include portfolio exposures in the areas of sub-prime lending, healthcare, high technology, energy and hedge funds, as well as Indonesian and Latin American transfer risks and new business migration risk. The unallocated allowance was $219 million at June 30, 1999, a decrease of only $6 million from December 31, 1998. Management also considers industry norms and the expectations from rating agencies and banking regulators in determining the adequacy of the allowance. The total allowance, including the unallocated amount, is available to absorb losses from any segment of the portfolio.

         At June 30, 1999, the allowance for credit losses was $460 million, an increase of $8 million since December 31, 1998. The allowance as a percentage of total loans decreased to 1.46 percent, compared to 1.48 percent at December 31, 1998. As a percentage of nonperforming assets, the allowance decreased to 319 percent at June 30, 1999 from 375 percent at year-end 1998.

         Net charge-offs for the second quarter of 1999 were $21 million, or
0.26 percent of average total loans, compared with $19 million, or 0.27 percent, for the year-earlier quarter. Net charge-offs for the first six months of 1999 were $40 million, or 0.26 percent of average total loans, compared to $41 million, or 0.29 percent, for the same period last year. An analysis of the allowance for credit losses is presented in note 5 to the consolidated financial statements.

         Nonperforming assets increased $23 million, or 20 percent, since December 31, 1998, and were categorized as follows:

                                         June 30,              December 31,
(in thousands)                             1999                   1998
                                       ------------            ------------
Nonaccrual loans:
  Commercial                           $     73,294            $   77,175
  International                              47,573                20,350
  Real estate construction                      255                   452
  Commercial mortgage                         9,870                 6,788
  Residential mortgage                        1,008                 3,468
                                       ------------            ----------
        Total nonaccrual loans              132,000               108,233
Reduced-rate loans                            7,342                 7,464
                                       ------------            ----------
        Total nonperforming loans           139,342               115,697
Other real estate                             5,056                 4,956
                                       ------------            ----------
        Total nonperforming assets     $    144,398            $  120,653
                                       ============            ==========

Loans past due 90 days or more         $     54,747            $   40,209
                                       ============            ==========


         The increase in international nonaccrual loans from December 31, 1998, was primarily related to Canadian and Indonesian customers. Nonperforming assets as a percentage of total loans and other real estate were 0.46 percent at June 30, 1999 and 0.39 percent at December 31, 1998.

Capital
-------

         Common shareholders' equity was up $220 million from December 31, 1998 to June 30, 1999, excluding nonowner changes in equity. The increase was primarily due to the retention of $206 million in earnings and a $16 million increase related to employee stock option activity.

         Capital ratios exceed minimum regulatory requirements as follows:


                                              June 30,      December 31,
                                               1999             1998
                                              --------      ------------
Leverage ratio (3.00 - minimum)                8.08%            7.68%
Tier 1 risk-based capital ratio
  (4.0 - minimum)                              6.71             6.26
Total risk-based capital ratio
  (8.0 - minimum)                             10.69            10.28


         At June 30, 1999, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of "well capitalized" institutions as defined in the final rule under FDICIA.

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

         In addition, the Corporation places a high degree of reliance on the computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Corporation is assessing the readiness of these third parties and has prepared contingency plans, there can be no guarantee that business-critical third party vendors or other significant third parties, such as public utilities will adequately address their year 2000 issues.

Readiness Preparation

         Comerica is ready to conduct business in the year 2000. The Corporation established an extensive enterprise-wide and centrally managed year 2000 program in early 1996. The year 2000 team includes the active involvement of senior executives as well as seasoned project managers and business unit liaisons from throughout the company. The Corporation continues to evaluate and monitor the year 2000 readiness of vendors, customers and third party processors. Completing a successful year 2000 program is a top priority so that the arrival of the 21st century will be noted by a continuation of quality customer service. Many factors can affect a company's ability to deliver quality services at any given time. While Comerica is "ready" to do business in the year 2000, there can be no guarantee that services will be uninterrupted due to the century date change or otherwise. To emphasize the importance of being available for customers during the millennium change, the Corporation has implemented a no-vacation policy for the entire organization from December 27, 1999, through January 31, 2000. Specific business units have adopted additional vacation guidelines including dates prior and post the transition period.

         The Corporation's year 2000 program is comprised of numerous individual projects which address the following broad areas: data processing systems, telecommunications and data networks, building facilities and security systems, vendor risk, customer risk, contingency planning and communications. As of June 30, 1999, 100 percent of Comerica's mission critical applications and services are year 2000 ready and 98 percent of the Corporation's total systems and components have been remediated, validated and placed back into production.

         The year 2000 program utilized an extensive testing methodology and verification process. In May 1999, the Corporation conducted an off-site test of 25 of its most complex business systems and applications. The results of this testing confirmed that the Corporation's year 2000 remediation, testing and validation processes were thorough. All 25 applications completed 100 percent of the testing with no reported year 2000 related problems. A rigorous process has been implemented to reduce risks associated with changes or the introduction of new components. This process will limit, eliminate or defer the introduction of change to systems and components certified as year 2000 ready. Furthermore, the Corporation is enhancing contingency plans for all business critical applications to minimize any disruptions to customer service caused by year 2000 issues.

         The Corporation does not significantly rely on embedded technology in its critical processes. Since some building systems and components are controlled with embedded technology, facilities were reviewed and verified for year 2000 readiness.

         Customers and vendors who have significant relationships with the Corporation continue to be evaluated to determine their preparation and readiness for the year 2000. The potential failure of those customers to be adequately prepared for year 2000 is included in management's credit and review process used to establish loss reserves. A high level risk reduction strategy has been implemented to manage and mitigate risks to our asset/liability position. There can be no guarantee that the remediation of the systems of the Corporation's vendors or customers will be completed on a timely basis.

         Comerica's senior executives, the board of directors and a project steering committee regularly review the year 2000 program and its progress. In addition, the federal and state agencies that regulate the banking industry regularly monitor the year 2000 program.

Cost

         Included in the Corporation's estimate of year 2000 project cost are internal and external development costs, asset impairment write-offs and the cost of software and hardware for systems that are not ready, or would not have been ready by the new century as a result of normal replacement. The Corporation's current estimate is that year 2000 project cost, both internal and external, will total approximately $50 million, of which the Corporation incurred approximately $41 million in 1996, 1997, 1998, and the first six months of 1999. Of the $41 million incurred to date, $10 million was for capital assets which the Corporation is expensing over their useful lives. The Corporation will fund the remaining year 2000 costs yet to be incurred by normal operating cash flow. The project is staffed with external resources as well as internal staff redeployed from less time-sensitive assignments. The Corporation does not believe the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position. Approximately $3 million of the remaining cost is for capital assets which will be expensed over their useful lives. Estimated total project cost could change further as efforts continue.


Risks

         The Corporation has grouped the principal risks associated with the year 2000 problem into three categories. The first is the risk that the Corporation does not successfully ready operations for the year 2000. The Corporation, like other financial institutions, is heavily dependent on computer systems. The complexity of these systems and dependence on one another makes it impossible to switch to other systems immediately as would be required if necessary corrections were not made in advance. Management believes it has made the necessary corrections in advance.

         Computer failure of third parties may jeopardize the Corporation's operations, but how seriously depends on the nature and duration of such failures. The most serious impact on the Corporation's operations from suppliers would result if basic services such as telecommunications, electric power suppliers, and services provided by other financial institutions and governmental agencies were disrupted. Our research through public disclosures along with our own inquiries regarding their state of readiness indicates that basic services will not result in significant disruptions, however, the Corporation has contingency plans in the event of sustained disruptions.

         Operational failures among the Corporation's sources of major funding, larger borrowers and capital market counterparties could affect their ability to continue to provide funding or meet obligations when due. At this time, any "high risk" areas are being closely monitored and reviewed to minimize the impact to the Corporation.

Contingency Plans

         The Corporation initiated an event planning team responsible to develop and implement strategies to prepare for various year 2000 scenarios through enhancing existing business resumption contingency plans. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner due to system or supplier failure. While Comerica does not expect major year 2000 problems, the Corporation believes it is sound judgement to anticipate and prepare for potential problems. Plans will be verified to ensure that they are reasonable, coordinated, comprehensive and functional.

         This report includes forward-looking statements based on management's current expectations and/or the assumptions made in the earnings simulation analysis. Numerous factors could cause variances in these projections, and their underlying assumptions, such as changes in interest rates, the industry where the Corporation has a concentration of loans, changes in the level of fee income, year 2000 expenses and economic conditions.

PART II.  OTHER INFORMATION
ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

         (11)  Statement re: Computation of Earnings Per Share
         (27)  Financial Data Schedule

(b)      Reports on Form 8-K

         The Corporation did not file any reports on Form 8-K during the three months ended June 30, 1999.

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




                                          /s/Marvin J. Elenbaas
                                          --------------------------------------
                                          Marvin J. Elenbaas
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)


Date: August 13, 1999

                                 Exhibit Index
                                 -------------

Exhibit No.                      Description
-----------                      -----------
     11                          Statement Re:  Computation of Earnings Per
                                 Share
     27                          Financial Data Schedule