Form 10-Q
period 1999-09-30
COMERICA INC /NEW/
filed 1999-11-12
CIK 28412

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1999
                               -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------    -------------
Commission file number                 1-10706
                       --------------------------------------

                              Comerica Incorporated
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                              38-1998421
-------------------------------            -----------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)


                        Comerica Tower at Detroit Center
                                Detroit, Michigan
                                      48226
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (313) 222-3300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X      No
                               -------      -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         $5 par value common stock:
             outstanding as of October 31, 1999: 156,392,000 shares

PART I.  FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries


                                                     September 30,              December 31,              September 30,
(In thousands, except share data)                        1999                      1998                       1998
                                                     -------------             ------------              -------------
ASSETS
Cash and due from banks                              $ 1,485,739                $ 1,773,100               $ 1,364,063

Short-term investments                                   188,027                    109,640                   129,057

Investment securities available
  for sale                                             2,125,613                  2,712,165                 3,108,120

Commercial loans                                      20,023,564                 19,086,541                17,361,281
International loans                                    2,575,318                  2,713,259                 2,524,159
Real estate construction loans                         1,545,168                  1,079,614                 1,037,284
Commercial mortgage loans                              4,513,685                  4,179,271                 3,927,689
Residential mortgage loans                               878,223                  1,037,941                 1,136,195
Consumer loans                                         1,823,635                  1,861,630                 1,882,347
Lease financing                                          718,347                    646,607                   598,259
                                                     -----------                -----------               -----------
     Total loans                                      32,077,940                 30,604,863                28,467,214
Less allowance for credit losses                        (463,451)                  (452,409)                 (438,929)
                                                     -----------                -----------               -----------
     Net loans                                        31,614,489                 30,152,454                28,028,285

Premises and equipment                                   336,410                    352,650                   361,171
Customers' liability on
  acceptances outstanding                                 25,960                     12,335                    12,945
Accrued income and other assets                        1,508,752                  1,488,487                 1,372,573
                                                     -----------                -----------               -----------
     TOTAL ASSETS                                    $37,284,990                $36,600,831               $34,376,214
                                                     ===========                ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits                         $ 6,430,126                $ 6,999,337               $ 6,740,407
Interest-bearing deposits                             16,470,174                 17,313,796                15,493,005
                                                     -----------                -----------               -----------
     Total deposits                                   22,900,300                 24,313,133                22,233,412

Federal funds purchased and
  securities sold under
  agreements to repurchase                               956,993                  3,108,985                 2,147,048
Other borrowed funds                                   1,254,976                    471,168                 1,182,122
Acceptances outstanding                                   25,960                     12,335                    12,945
Accrued expenses and other
  liabilities                                            427,728                    366,338                   227,983
Medium- and long-term debt                             8,355,771                  5,282,259                 5,632,697
                                                     -----------                -----------               -----------
         Total liabilities                            33,921,728                 33,554,218                31,436,207

Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
    9/30/99, 12/31/98 and 9/30/98                        250,000                    250,000                   250,000
Common stock - $5 par value:
  Authorized - 325,000,000 shares
  Issued-157,233,107 shares at
    9/30/99, 157,233,088 shares at
    12/31/98 and 157,187,518 shares
    at 9/30/98                                           786,166                    786,165                   785,938
Capital surplus                                           32,452                     24,649                    16,713
Accumulated nonowner changes
  in equity                                              (22,096)                    (6,455)                    2,676
Retained earnings                                      2,379,372                  2,086,589                 1,999,197
Deferred compensation                                     (3,517)                    (5,202)                   (3,110)
Less cost of common stock in
  treasury- 896,861 shares at
  9/30/99, 1,351,997 shares at
  at 12/31/98 and 1,689,201 shares
  at 9/30/98                                             (59,115)                   (89,133)                 (111,407)
                                                     -----------                -----------               -----------
     Total shareholders' equity                        3,363,262                  3,046,613                 2,940,007
                                                     -----------                -----------               -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                          $37,284,990                $36,600,831               $34,376,214
                                                     ===========                ===========               ===========

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30                          September 30
                                                                  ------------------                    -------------------
(In thousands, except per share data)                          1999               1998              1999                 1998
                                                             --------           --------         ----------           ----------
Interest and fees on loans                                   $631,796           $583,747         $1,818,483           $1,781,164

Interest on investment securities:
  Taxable                                                      36,849             51,968            114,472              170,856
  Exempt from federal income tax                                1,108              1,754              3,744                5,774
                                                             --------           --------         ----------           ----------
         Total interest on investment
           securities                                          37,957             53,722            118,216              176,630
Interest on short-term investments                              2,183              2,093              6,173                6,859
                                                             --------           --------         ----------           ----------
         Total interest income                                671,936            639,562          1,942,872            1,964,653

INTEREST EXPENSE
Interest on deposits                                          147,147            156,289            436,628              484,353
Interest on short-term borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase                        35,793             35,453            112,711               93,655
  Other borrowed funds                                          9,803             10,724             21,663               41,536
Interest on medium- and long-term debt                        102,669             86,079            283,383              289,786
Net interest rate swap income                                 (13,868)            (9,418)           (50,379)             (35,198)
                                                             --------           --------         ----------           ----------
         Total interest expense                               281,544            279,127            804,006              874,132
                                                             --------           --------         ----------           ----------
         Net interest income                                  390,392            360,435          1,138,866            1,090,521
Provision for credit losses                                    21,000             21,000             69,000               77,000
                                                             --------           --------         ----------           ----------
         Net interest income after
           provision for credit losses                        369,392            339,435          1,069,866            1,013,521

NONINTEREST INCOME
Fiduciary and investment management
  income                                                       60,493             49,791            175,275              132,535
Service charges on deposit accounts                            43,162             39,316            127,380              117,283
Commercial lending fees                                        14,001             10,701             35,212               27,850
Letter of credit fees                                          10,321              7,818             27,832               23,160
Securities gains                                                   49                174              1,941                   35
Other noninterest income                                       42,449             44,314            154,380              134,898
                                                             --------           --------         ----------           ----------
         Total noninterest income                             170,475            152,114            522,020              435,761

NONINTEREST EXPENSES
Salaries and employee benefits                                159,932            142,252            474,982              415,013
Net occupancy expense                                          24,648             22,533             71,717               66,873
Equipment expense                                              15,320             14,959             45,613               45,250
Outside processing fee expense                                 11,329             10,627             36,524               31,654
Other noninterest expenses                                     65,621             63,450            200,308              198,203
                                                             --------           --------          ---------           ----------
         Total noninterest expenses                           276,850            253,821            829,144              756,993
                                                             --------           --------          ---------           ----------
Income before income taxes                                    263,017            237,728            762,742              692,289
Provision for income taxes                                     92,603             83,238            265,834              243,033
                                                             --------           --------         ----------           ----------
NET INCOME                                                   $170,414           $154,490         $  496,908           $  449,256
                                                             ========           ========         ==========           ==========
Net income applicable to common stock                        $166,139           $150,215         $  484,083           $  436,431
                                                             ========           ========         ==========           ==========
Basic net income per common share                            $   1.06           $   0.97         $     3.10           $     2.80
Diluted net income per common share                          $   1.05           $   0.95         $     3.06           $     2.75

Cash dividends declared on common stock                      $ 56,226           $ 49,650         $  168,556           $  149,615
Dividends per common share                                   $   0.36           $   0.32         $     1.08           $     0.96


CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries


                               Nonredeem-                       Accumulated
                                 able                            Nonowner                                         Total
                               Preferred  Common     Capital     Changes    Retained    Deferred      Treasury   Shareholders'
(in thousands)                 Stock      Stock      Surplus     in Equity  Earnings    Compensation  Stock      Equity
                               ---------  ---------  ---------  ----------  ----------  ------------  ---------  -------------
BALANCES AT JANUARY 1, 1998    $250,000   $784,077   $       -  $  (1,937)  $1,731,419  $  (1,783)    $       -  $2,761,776
Net income for 1998                   -          -           -          -      449,256          -             -     449,256
Nonowner changes in equity,
  net of tax                          -          -           -      4,613            -          -             -       4,613
                                                                                                                 ----------
Net income and nonowner
  changes in equity                   -          -           -          -            -          -             -     453,869
Cash dividends declared:
  Preferred stock                     -          -           -          -      (12,825)         -             -     (12,825)
  Common stock                        -          -           -          -     (149,615)         -             -    (149,615)
Purchase of 2,136,450 shares
  of common stock                     -          -           -          -            -          -      (141,070)   (141,070)
Purchase and retirement of
  60,000 shares of common
  stock                               -       (300)     (3,182)         -            -          -             -      (3,482)
Net issuance of common stock
  under employee stock plans          -      2,161      19,895          -      (19,038)    (2,085)       29,663      30,596
Amortization of deferred
  compensation                        -          -           -          -            -        758             -         758
                               --------   --------   ---------  ---------   ----------  ---------     ---------  ----------
BALANCES AT SEPTEMBER 30, 1998 $250,000   $785,938   $  16,713  $   2,676   $1,999,197  $  (3,110)    $(111,407) $2,940,007
                               ========   ========   =========  =========   ==========  =========     =========  ==========

BALANCES AT JANUARY 1, 1999    $250,000   $786,165   $  24,649  $  (6,455)  $2,086,589  $  (5,202)    $ (89,133) $3,046,613
Net income for 1999                   -          -           -          -      496,908          -             -     496,908
Nonowner changes in equity,
  net of tax                          -          -           -    (15,641)           -          -             -     (15,641)
                                                                                                                 ----------
Net income and nonowner
  changes in equity                   -          -           -          -            -          -             -     481,267
Cash dividends declared:
  Preferred stock                     -          -           -          -      (12,825)         -             -     (12,825)
  Common stock                        -          -           -          -     (168,556)         -             -    (168,556)
Purchase of 43,992 shares
  of common stock                     -          -           -          -            -          -        (2,885)     (2,885)
Net issuance of common stock
  under employee stock plans          -          1       7,803          -      (22,744)         4        32,903      17,967
Amortization of deferred
  compensation                        -          -           -          -            -      1,681             -       1,681
                               --------   --------   ---------  ---------   ----------  ---------     ---------  ----------
BALANCES AT SEPTEMBER 30, 1999 $250,000   $786,166   $  32,452  $ (22,096)  $2,379,372  $  (3,517)    $ (59,115) $3,363,262
                               ========   ========   =========  =========   ==========  =========     =========  ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries


                                                                                   Nine Months Ended
                                                                                      September 30
                                                                           ---------------------------------
(in thousands)                                                                     1999                 1998
                                                                           ------------         ------------
OPERATING ACTIVITIES:
   Net income                                                              $    496,908         $    449,256
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for credit losses                                               69,000               77,000
       Depreciation                                                              42,556               42,997
       Restructuring charge                                                           -              (14,957)
       Net decrease in trading
         account securities                                                       1,925                2,968
       Net (increase) decrease in assets held
         for sale                                                                24,862               (6,857)
       Net increase in accrued income
         receivable                                                             (28,563)              (4,514)
       Net increase (decrease) in accrued expenses                               60,651             (161,337)
       Net amortization of intangibles                                           25,417               21,930
       Other, net                                                                39,850               48,576
                                                                           ------------         ------------
          Total adjustments                                                     235,698                5,806
                                                                           ------------         ------------
           Net cash provided by operating
             activities                                                         732,606              455,062

INVESTING ACTIVITIES:
   Net increase in interest-bearing deposits
     with banks                                                                 (32,332)             (11,869)
   Net (increase) decrease in federal funds sold
     and securities purchased under agreements
    to resell                                                                   (72,842)              89,658
   Proceeds from sale of investment securities
     available for sale                                                           3,588               44,364
   Proceeds from maturity of investment
     securities available for sale                                              603,066              876,576
   Purchases of investment securities
     available for sale                                                         (96,633)            (108,428)
   Net increase in loans (other
     than purchased loans)                                                   (1,531,035)          (1,608,051)
   Purchase of loans                                                                  -               (1,115)
  Proceeds from sale of consumer businesses                                           -            1,878,907
   Fixed assets, net                                                            (26,316)             (29,494)
   Net (increase) decrease in customers' liability
     on acceptances outstanding                                                 (13,625)               5,447
                                                                           ------------         ------------
           Net cash provided by (used in)
             investing activities                                            (1,166,129)           1,135,995

FINANCING ACTIVITIES:
   Net decrease in deposits                                                  (1,412,833)            (352,905)
   Net increase (decrease) in short-term
     borrowings                                                              (1,368,184)             136,269
   Net increase (decrease) in acceptances
     outstanding                                                                 13,625               (5,447)
   Proceeds from issuance of medium- and
     long-term debt                                                           5,400,000            2,500,000
   Repayments and purchases of medium- and
     long-term debt                                                          (2,326,488)          (4,162,060)
   Proceeds from issuance of common stock
     and other capital transactions                                              17,963               32,681
   Purchase of common stock for treasury
     and retirement                                                              (2,885)            (144,552)
   Dividends paid                                                              (175,036)            (158,067)
                                                                           ------------         ------------
           Net cash provided by (used in)
             financing activities                                               146,162           (2,154,081)
                                                                           ------------         ------------
Net decrease in cash and due from banks                                        (287,361)            (563,024)
Cash and due from banks at beginning of year                                  1,773,100            1,927,087
                                                                           ------------         ------------
Cash and due from banks at end of period                                   $  1,485,739         $  1,364,063
                                                                           ============         ============
Interest paid                                                              $    794,391         $    900,964
                                                                           ============         ============
Income taxes paid                                                          $    203,862         $    214,738
                                                                           ============         ============
Noncash investing and financing activities:
   Loan transfers to other real estate                                     $      4,334         $      5,629
                                                                           ============         ============

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Comerica Incorporated and Subsidiaries (the "Corporation") on Form 10-K for the year ended December 31, 1998.
         The Corporation may use derivative financial instruments, including foreign exchange contracts, to manage the Corporation's exposure to interest rate and foreign currency risks. These instruments are treated as hedges, and accounted for on an accrual basis, since there is a high correlation with the on-balance sheet instrument being hedged. If this correlation ceases to exist, the existing unrealized gain or loss is amortized over the remaining term of the instrument, and future changes in fair value are accounted for on a mark-to-market basis. Derivative financial instruments executed as a service to customers are accounted for on a mark-to-market basis. For further information, refer to the Accounting Policies footnote in the Corporation's 1998 annual report.
         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge,

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies (continued)

depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated nonowner changes in equity until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
         In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." Statement 137 amended the required effective date of Statement 133, requiring adoption of Statement 133 in years beginning after June 15, 2000. The Corporation expects to adopt Statement 133 effective January 1, 2001. The Corporation has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Corporation.

Note 2 - Investment Securities
         At September 30, 1999, investment securities having a carrying value of $1.4 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $47 million.

Note 3 - Allowance for Credit Losses
         The following analyzes the changes in the allowance for credit losses included in the consolidated balance sheets:

(in thousands)                                          1999                       1998
                                                      ---------                  ---------
Balance at January 1                                 $ 452,409                  $ 424,147
Charge-offs                                            (76,350)                   (95,881)
Recoveries                                              18,368                     33,663
                                                     ---------                  ---------
  Net charge-offs                                      (57,982)                   (62,218)
Provision for credit losses                             69,000                     77,000
Foreign currency translation
  adjustment                                                24                          -
                                                     ---------                  ---------
Balance at September 30                              $ 463,451                  $ 438,929
                                                     =========                  =========


Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 3 - Allowance for Credit Losses (continued)

     Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $156 million and $141 million for the quarter and nine months ended September 30, 1999, compared to $93 million and $80 million for the comparable periods last year. The following are period-end balances:

(in thousands)                                        September 30, 1999     December 31, 1998
                                                      ------------------     -----------------
Total impaired loans                                       $150,513              $101,417
Impaired loans requiring
   an allowance                                             146,971                87,494
Impairment allowance                                         60,245                21,951

Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 4 - Medium- and Long-term Debt

         Medium- and long-term debt consisted of the following at September 30, 1999 and December 31, 1998:


(in thousands)                                                   September 30, 1999           December 31, 1998
                                                                 ------------------           ----------------
Parent Company
9.75% subordinated notes due 1999                                   $        -                   $   74,970
7.25% subordinated notes due 2007                                      158,827                      159,669
                                                                    ----------                   ----------
       Total parent company                                            158,827                      234,639

Subsidiaries
Subordinated notes:
7.25% subordinated notes due 2007                                      198,451                      198,301
7.875% subordinated notes due 2026                                     173,436                      174,086
8.375% subordinated notes due 2024                                     155,342                      155,502
7.25% subordinated notes due 2002                                      149,521                      149,404
6.875% subordinated notes due 2008                                     103,845                      104,186
7.125% subordinated notes due 2013                                     154,921                      155,181
6.00% subordinated notes due 2008                                      247,952                      247,798
                                                                    ----------                   ----------
       Total subordinated notes                                      1,183,468                    1,184,458

Medium-term notes:
Floating rate based on Treasury indices                                 37,000                       37,000
Floating rate based on Prime indices                                 1,224,988                            -
Floating rate based on LIBOR indices                                 5,537,302                    3,612,076
Fixed rate notes with interest rate
 of 6.65%                                                              199,910                      199,810
                                                                    ----------                   ----------
       Total medium-term notes                                       6,999,200                    3,848,886
Notes payable                                                           14,276                       14,276
                                                                    ----------                   ----------
       Total subsidiaries                                            8,196,944                    5,047,620
                                                                    ----------                   ----------
       Total medium- and long-term debt                             $8,355,771                   $5,282,259
                                                                    ==========                   ==========


Note 5 - Income Taxes

         The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the financial statements after deducting non-taxable items, principally income on bank-owned life insurance and interest income on state and municipal securities. State and foreign taxes are then added to the federal provision.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts


                                     September 30, 1999              December 31, 1998
                               ------------------------------  ------------------------------

                               Notional/                       Notional/
                               Contract   Unrealized    Fair   Contract   Unrealized    Fair
                               Amount    Gains  Losses  Value  Amount    Gains  Losses  Value
(in millions)                  (1)       (2)            (3)    (1)       (2)            (3)
                               ------------------------------  ------------------------------
Risk Management
Interest rate contracts
  Swaps (4)                    $ 8,515   $ 35  $ (96)  $ (61)  $ 6,869   $152  $  (6)   $ 146
  Caps and floors purchased          -      -      -       -        15      -      -        -
Foreign exchange contracts
  Spot, forward and options      1,110     27    (14)     13       782     32    (29)       3
  Swaps                            152      1     (1)      -       131     12      -       12
                               -------   ----  -----   -----   -------   ----  -----    -----
  Total risk management          9,777     63   (111)    (48)    7,797    196    (35)     161

Customer Initiated and Other
Interest rate contracts
  Caps and floors written          248      -     (1)     (1)      241      -     (1)      (1)
  Caps and floors purchased        225      1      -       1       176      1      -        1
  Swaps                            256      1     (1)      -       264      7     (6)       1
Foreign exchange contracts
  Spot, forward and options      1,038     16    (15)      1       673     20    (13)       7
  Swaps                             35      2      -       2         -      -      -        -
                               -------   ----  -----   -----   -------   ----  -----    -----
  Total customer initiated
    and other                    1,802     20    (17)      3     1,354     28    (20)       8
                               -------   ----  -----   -----   -------   ----  -----    -----
  Total derivatives and
    foreign exchange contracts $11,579   $ 83  $(128)  $ (45)  $ 9,151   $224  $ (55)   $ 169
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

(4) Includes index amortizing swaps with a notional amount of $176 million and $2,180 million at September 30, 1999 and December 31, 1998, respectively. These swaps had net unrealized losses of less than $1 million at September 30, 1999, versus $15 million of unrealized gains at December 31, 1998. As of September 30, 1999, index amortizing swaps had an average expected life of approximately 9 months with a stated maturity that averaged 1 year.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)


Risk Management

         Interest rate risk arises in the normal course of business to the extent there is a difference between the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. This gap in the balance sheet structure reflects the sensitivity of the Corporation's net interest income to a change in interest rates. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs on-balance sheet instruments such as investment securities, as well as off-balance sheet derivative financial instruments and foreign exchange contracts, to manage exposure to these and other risks, including liquidity risk.
         As an end-user, the Corporation mainly accesses the interest rate markets to obtain off-balance sheet derivative instruments for use principally in connection with asset and liability management activities. The Corporation principally utilizes interest rate swaps with the objective of managing the sensitivity of net interest income to interest rate fluctuations. To accomplish this objective, the Corporation primarily uses interest rate swaps to modify the interest rate characteristics of certain assets and liabilities (for example, from a floating rate to a fixed rate, a fixed rate to a floating rate or from one floating rate index to another). Management believes this strategy achieves an optimal match between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although there can be no assurance that such a strategy will be successful.
         The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of September 30, 1999. The swaps are grouped by the assets or liabilities to which they have been designated.

              Notes to Consolidated Financial Statements
              Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)


-------------------------------------------------------------------------------------------------------------------------------
Remaining Expected Maturity of Risk Management Interest Rate Swaps:

(dollar amounts                                                                                2004-                Dec. 31,
 in millions)              1999          2000         2001          2002         2003          2026      Total        1998

-------------------------------------------------------------------------------------------------------------------------------
Variable rate asset
designation:
  Receive fixed swaps
    Generic              $    -        $  700       $3,250        $2,850        $   -        $    -     $6,800        $3,950
    Index amortizing         20           146            -             3            -             -        169         2,169

  Weighted average: (1)
    Receive rate           5.86%         6.34%        5.68%         7.14%           -%            -%      6.36%         6.01%
    Pay rate               5.42%         5.49%        5.42%         6.85%           -%            -%      6.01%         5.30%

Fixed rate asset
designation:
  Pay fixed swaps
    Generic              $    2        $    -       $    -        $    -        $   -        $    -     $    2        $    2
    Index amortizing          1             6            -             -            -             -          7            11

  Weighted average: (1)
    Receive rate           5.41%         5.38%           -%            -%           -%            -%      5.39%         5.54%
    Pay rate               7.95%         5.34%           -%            -%           -%            -%      6.21%         5.88%

Medium- and long-term
debt designation:
  Generic receive
  fixed swaps            $    -        $  200       $    -        $  150        $   -        $1,150     $1,500        $  700

  Weighted average: (1)
    Receive rate              -%         6.91%           -%         7.37%           -%         6.79%      6.86%         7.33%
    Pay rate                  -%         5.50%           -%         5.04%           -%         5.48%      5.44%         5.28%

  Floating/floating
  swaps                  $    -        $   37       $    -        $    -        $   -        $    -     $   37        $   37

  Weighted average: (2)
    Receive rate              -%         5.47%           -%            -%           -%            -%      5.47%         4.98%
    Pay rate                  -%         5.30%           -%            -%           -%            -%      5.30%         5.19%

Total notional amount    $   23        $1,089       $3,250        $3,003        $   -        $1,150     $8,515        $6,869


--------------------------------------------------------------------------------
(1) Variable rates are based on LIBOR or prime rates paid or received at September 30, 1999.
(2) Variable rates paid are based on LIBOR at September 30,
    1999, while variable rates received are based on prime.
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

         During the first quarter of 1999, the Corporation terminated a portion of its portfolio of index amortizing interest rate swaps. The notional amount of these swaps totaled $1,376 million. The gain resulting from early termination was deferred and is being amortized over the remaining expected life of the swaps at time of termination.
         The Corporation also uses various other types of off-balance sheet financial instruments to manage interest rate and foreign currency risks associated with specific assets or liabilities, including interest rate caps and floors, forward and futures interest and foreign exchange rate contracts, and foreign exchange rate swaps, which are reflected in the table above. Commitments to purchase U.S. government and agency securities for the Corporation's available-for-sale investment security portfolio totaled $200 million at September 30, 1999. No such commitments were outstanding at year-end 1998. At September 30, 1999 and December 31, 1998, the notional amounts of commitments to purchase and sell U.S. Treasury and municipal bond securities related to the Corporation's trading account totaled $22 million and $17 million, respectively. These commitments, which are similar in nature to forward contracts, are not reflected in the above table due to the immaterial impact they have on the financial statements.

Customer Initiated and Other

         The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts, interest rate caps and floors and forward rate agreements, at the request of customers. The Corporation minimizes market risk arising from customer initiated foreign exchange contracts and forward rate agreements by entering into offsetting transactions. Average fair values and income from customer initiated and other foreign exchange contracts were not material for the nine-month period ended September 30, 1999 and for the year ended December 31, 1998.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

         Customer initiated interest rate caps and floors generally are not offset by other on- or off-balance sheet financial instruments; however, the Corporation has established authority limits for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not material for the nine-month period ended September 30, 1999 and for the year ended December 31, 1998.
         Available credit lines on fixed rate credit card and check product accounts, which expose the Corporation to the risk of a reduction in net interest income as rates increase, totaled approximately $1.2 billion at September 30, 1999 and $1.6 billion at December 31, 1998. Management believes that market risk exposure arising from these revolving credit commitments is very limited, however, since it is unlikely that a significant number of customers with these accounts will simultaneously borrow up to their maximum available credit lines.

Off-Balance Sheet Derivative and Foreign Exchange Activity

         The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts.

                                                       Customer Initiated
                                 Risk Management           and Other
                              ---------------------  ----------------------
                              Interest    Foreign    Interest     Foreign
                              Rate        Exchange   Rate         Exchange
(in millions)                 Contracts   Contracts  Contracts    Contracts
                              ---------------------  ----------------------
Balances at December 31, 1998  $ 6,884     $   913     $   681     $    673

Additions                        3,653       7,962          83       20,297
Maturities/amortizations          (646)     (7,613)        (35)     (19,897)
Terminations                    (1,376)          -           -            -
                                ------      ------      ------      -------
Balances at September 30, 1999 $ 8,515     $ 1,262     $   729     $  1,073
                                ======      ======      ======      =======

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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 7 - Business Segment Information

         The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. Lines of business results are produced by the Corporation's internal management accounting system. This system measures financial results based on the internal organizational structure of the Corporation; information presented is not necessarily comparable with any other financial institution. Lines of business/segment financial results for the nine months ended September 30, 1999 and 1998 are presented below. For a description of the business activities of each line of business and the methodologies which form the basis for these results, refer to
Note 22 to the consolidated financial statements.

Nine Months Ended September 30

                           Business          Individual         Investment
(in millions)                Bank              Bank**              Bank*
----------------------------------------------------------------------------
                         1999      1998     1999     1998      1999     1998
----------------------------------------------------------------------------
Average assets        $25,751   $22,277   $7,006   $7,916   $    27   $   34
Total revenues (FTE)      766       650      740      743        97       88
Net income                263       242      186      208         4        4

Return on average
  assets                 1.36%     1.45%    1.38%    1.54%     9.29%    8.76%
Return on average
  common equity         22.47%    24.89%   35.08%   36.95%    20.00%   21.07%
                            Finance             Other             Total
----------------------------------------------------------------------------
                         1999      1998     1999     1998      1999     1998
----------------------------------------------------------------------------
Average assets        $ 3,739   $ 4,427   $   21   $  179   $36,544  $34,833
Total revenues (FTE)       20        41       42       10     1,665    1,532
Net income                 12        25       32      (30)      497      449

Return on average
  assets                 0.12%     0.29%     N/M      N/M      1.81%    1.72%
Return on average
  common equity          4.82%    10.14%     N/M      N/M     21.95%   22.56%


 * Net income was reduced by charges for fees internally transferred to other lines of business for referrals to the Investment Bank. If excluded, Investment Bank net income would have been $7 million and $9 million and return on average common equity would have been 33.63% and 44.14%, in 1999 and 1998, respectively.
** Financial results for the Individual Bank for 1998 were affected by the sale of the mortgage servicing business and $2.0 billion of indirect consumer loans and non-relationship credit card receivables in the second quarter of 1998.

N/M - Not Meaningful

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 8 - Nonowner Changes in Equity

         Nonowner changes in equity include the change in unrealized gains and losses on investment securities available for sale and the change in the accumulated foreign currency translation adjustment. The Consolidated Statements of Changes in Shareholders' Equity include only the combined, net of tax, nonowner changes in equity. The following presents reconciliations of the components of accumulated nonowner changes in equity for the nine months ended September 30, 1999 and 1998.

                                                                            Nine Months Ended
                                                                           -------------------
(in thousands)                                                             1999           1998
                                                                         --------       --------
Net unrealized gains (losses) on
  investment securities available for sale:
    Balance at beginning of year                                        $ (7,688)         $  (970)
    Net unrealized holding gains (losses)
      arising during the period                                          (24,272)          11,938
    Less:  Reclassification adjustment for
      gains (losses) included in net income                                1,941               35
                                                                        --------          -------
    Change in net unrealized gains (losses)
      before income taxes                                                (26,213)          11,903
    Provision for income taxes                                            (9,705)           6,541
                                                                        --------          -------
    Change in net unrealized gains (losses)
      on investment securities available
      for sale, net of tax                                               (16,508)           5,362
                                                                        --------          -------
    Balance at September 30                                             $(24,196)         $ 4,392

Accumulated foreign currency translation adjustment:
    Balance at beginning of year                                        $  1,233          $  (967)
    Net translation gains (losses) arising
      during the period                                                      867             (749)
    Less:  Reclassification adjustment for
      gains (losses) included in net income                                    -                -
                                                                        --------          -------
    Change in translation adjustment before
      income taxes                                                           867             (749)
    Provision for income taxes                                                 -                -
                                                                        --------          -------
    Change in foreign currency translation
      adjustment, net of tax                                                 867             (749)
                                                                        --------          -------
    Balance at September 30                                             $  2,100          $(1,716)
                                                                        --------          -------
Total accumulated nonowner changes in
  equity, net of taxes, at September 30                                 $(22,096)         $ 2,676
                                                                        ========          =======




                                                                           Three Months Ended
                                                                           -------------------
(in thousands)                                                            1999              1998
                                                                        --------          --------
Net income and nonowner changes
 in equity                                                              $174,376          $162,376
                                                                        ========          ========

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

         Net income for the quarter ended September 30, 1999, was $170 million, up $16 million, or 10 percent, from $154 million reported for the third quarter of 1998. Diluted net income per share increased 11 percent to $1.05 from $0.95 a year ago. Return on average common shareholders' equity was 21.89 percent and return on average assets was 1.85 percent, compared to 23.02 percent and 1.82 percent, respectively, for the comparable quarter last year.
         Net income for the first nine months of 1999 was $3.06 per share or $497 million, compared to $2.75 or $449 million for the same period in 1998, both increases of 11 percent. Return on average common shareholders' equity was
21.95 percent and return on average assets was 1.81 percent for the first nine months of 1999, compared to 22.56 percent and 1.72 percent, respectively, for the first nine months of 1998.

Net Interest Income

         The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended September 30, 1999. On a FTE basis, net interest income was $391 million for the three months ended September 30, 1999, an increase of $29 million, or 8 percent, from the comparable quarter in 1998. The increase in net interest income was primarily due to an 18 percent increase in average commercial loans and an increase in the level of noninterest-bearing sources of funds. The net interest margin for the three months ended September 30, 1999 was
4.56 percent, a decrease of 7 basis points from 4.63 percent for the third quarter of 1998.
         Table II provides an analysis of net interest income for the first nine months of 1999. On a FTE basis, net interest income for the nine months ended September 30, 1999, was $1,143 million compared to $1,096 million for the same period in 1998. The increase of $47 million over the prior year is primarily attributed to the factors cited in the quarterly discussion. The net interest

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)


                                                       Three Months Ended
----------------------------------------------------------------------------------------------
                                      September 30, 1999                 September 30, 1998
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $31,727       $632      7.91%   $27,775       $584      8.36%
Investment securities              2,211         39      6.85      3,209         55      6.81
Other earning assets                 113          2      7.73        128          2      6.43
----------------------------------------------------------------------------------------------
   Total earning assets           34,051        673      7.84     31,112        641      8.19

Interest-bearing deposits         16,311        147      3.58     15,605        156      3.97
Short-term borrowings              3,404         46      5.31      3,273         46      5.60
Medium- and long-term debt         7,298        103      5.59      5,652         86      6.05
Net interest rate swap (income)/
   expense (1)                         -        (14)        -          -         (9)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $27,013        282      4.14    $24,530        279      4.52
                                               --------------                  ---------------
Net interest income/
   Rate spread (FTE)                           $391      3.70                  $362      3.67
                                               ====                            ====
FTE adjustment                                 $  1                            $  2
                                               ====                            ====
Impact of net noninterest-bearing
  sources of funds                                       0.86                            0.96
----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.56%                           4.63%
==============================================================================================


(1) After allocation of the income or expense generated by interest rate swaps for the three months ended September 30, 1999, to the related assets and liabilities, the average yield on total loans was 8.02 percent as of September 30, 1999, compared to 8.43 percent a year ago. The average cost of funds for medium- and long-term debt was 5.28 percent as of September 30, 1999, compared to 5.77 percent a year earlier.


                                         Increase      Increase
                                        (Decrease)    (Decrease)       Net
                                          Due to        Due to       Increase
(in millions)                              Rate         Volume*     (Decrease)
                                        ----------    ----------    ----------
Loans                                      $(30)         $ 78          $ 48
Investment securities                         1           (17)          (16)
Other earning assets                          1            (1)            -
---------------------------------------------------------------------------

   Total earning assets                     (28)           60            32

Interest-bearing deposits                   (18)            9            (9)
Short-term borrowings                        (2)            2             -
Medium- and long-term debt                   (6)           23            17
Net interest rate swap (income)/expense      (5)            -            (5)
---------------------------------------------------------------------------
   Total interest-bearing sources           (31)           34             3
---------------------------------------------------------------------------
Net interest income/Rate spread (FTE)     $   3          $ 26          $ 29
                                          =================================


* Rate/Volume variances are allocated to variances due to volume.

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)


                                                        Nine Months Ended
----------------------------------------------------------------------------------------------
                                      September 30, 1999              September 30, 1998
                                 ----------------------------    -----------------------------
                                 Average              Average    Average              Average
(in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $31,177     $1,820      7.80%   $28,276     $1,783      8.43%
Investment securities              2,383        120      6.68      3,516        180      6.82
Other earning assets                 108          7      7.70        152          7      6.09
---------------------------------------------------------------------------------------------
   Total earning assets           33,668      1,947      7.72     31,944      1,970      8.24

Interest-bearing deposits         16,244        437      3.59     15,944        484      4.06
Short-term borrowings              3,605        134      4.98      3,234        135      5.59
Medium- and long-term debt         6,869        283      5.51      6,293        290      6.15
Net interest rate swap (income)/
   expense (1)                         -        (50)        -          -        (35)        -
---------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $26,718        804      4.02    $25,471        874      4.59
                                              ---------------                 ---------------

Net interest income/
    Rate spread (FTE)                         $1,143     3.70                $1,096      3.65

                                              ======                         ======
FTE adjustment                                $    4                         $    6
                                              ======                         ======
Impact of net noninterest-bearing
  sources of funds                                       0.83                            0.93
---------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.53%                           4.58%
=============================================================================================

(1) After allocation of the income or expense generated by interest rate swaps for the nine months ended September 30, 1999, to the related assets and liabilities, the average yield on total loans was 7.96 percent as of September 30, 1999, compared to 8.52 percent a year ago. The average cost of funds for medium- and long-term debt was 5.23 percent as of September 30, 1999, compared to 5.78 percent as of September 30, 1998.


                                         Increase      Increase
                                        (Decrease)    (Decrease)       Net
                                          Due to        Due to       Increase
(in millions)                              Rate         Volume*     (Decrease)
                                        ----------    ----------    ----------
Loans                                      $(114)        $ 151         $  37
Investment securities                         (3)          (57)          (60)
Other earning assets                           2            (2)            -
----------------------------------------------------------------------------
   Total earning assets                     (115)           92           (23)

Interest-bearing deposits                    (58)           11           (47)
Short-term borrowings                        (15)           14            (1)
Medium- and long-term debt                   (30)           23            (7)
Net interest rate swap (income)/expense      (15)            -           (15)
----------------------------------------------------------------------------
   Total interest-bearing sources           (118)           48           (70)
----------------------------------------------------------------------------

Net interest income/Rate spread (FTE)     $    3         $  44         $  47
                                          ==================================

* Rate/Volume variances are allocated to variances due to volume.

margin for the nine months ended September 30, 1999, was 4.53 percent compared to 4.58 percent for the same period in 1998.
    Interest rate swaps permit management to control the sensitivity of net interest income to fluctuations in interest rates in a manner similar to on-balance sheet investment securities but without significant impact to capital or liquidity. These instruments are designated against certain assets and liabilities, therefore, their impact on net interest income is generally offset by and should be considered in relation to the level of net interest income generated by the related on-balance sheet assets and liabilities.
    In addition to using interest rate swaps and other off-balance sheet instruments to control the Corporation's exposure to interest rate risk, management attempts to monitor the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At September 30, 1999, the Corporation was in an asset sensitive position of $465 million (on an elasticity adjusted basis), or 1 percent of earning assets. The earnings simulation analysis performed at the end of the quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at September 30, 1999, for a 200 basis point decline in short-term interest rates identified approximately $79 million, or 5 percent, of net interest income at risk during the next 12 months. If short-term interest rates rise 200 basis points, net interest income would be enhanced by approximately $40 million, or 2 percent. The results of these simulations are within established corporate policy guidelines.

Provision for Credit Losses


    The provision for credit losses was $21 million for the third quarter of 1999 and 1998. The provision for the first nine months of 1999 was $69 million compared to $77 million for the same period in 1998. The Corporation establishes this provision to maintain an adequate allowance for credit losses, which is discussed in the section entitled "Allowance for Credit Losses and Nonperforming Assets."

Noninterest Income

    Noninterest income was $170 million for the three months ended September 30, 1999, an increase of $18 million, or 12 percent, over the same period in 1998. This increase was due primarily to growth in fiduciary, investment management and commercial fees. For the first nine months of 1999, noninterest income was $522 million, an increase of $86 million, or 20 percent, from the first nine months of 1998.
    Excluding the effect of large nonrecurring items, acquisitions and divestitures in both periods, noninterest income increased 13 percent in the first nine months of 1999, when compared to the same period in 1998. Large nonrecurring items include a $21 million gain on the sale of Comerica's ownership in an ATM network provider in 1999, and a $9 million gain on the sale of consumer loans and the mortgage servicing business in 1998.

Noninterest Expenses

    Noninterest expenses were $277 million for the third quarter ended September 30, 1999, an increase of $23 million, or 9 percent, from the third quarter of 1998. Salaries and benefits expense increased $18 million in the third quarter of 1999 over the third quarter of 1998, due primarily to annual merit increases and higher levels of revenue-related incentives. For the first nine months of 1999, noninterest expenses were $829 million, an increase of $72 million, or 10 percent, from the first nine months of 1998.
    Excluding the effect of large nonrecurring items, acquisitions and divestitures in both periods, noninterest expenses increased 7 percent in the first nine months of 1999, when compared to the same period in 1998. This increase was primarily due to an increase in salaries and benefits expense for the reasons cited above.

Provision for Income Taxes

    The provision for income taxes for the third quarter of 1999 totaled $93 million, an increase of 11 percent compared to $83 million reported for the same period a year ago. The provision for the first nine months of 1999 was $266 million compared to $243 million for the same period in 1998. The effective tax rate was 35 percent for the third quarter and the first nine months of 1999 and 1998.

Financial Condition

    Total assets were $37.3 billion at September 30, 1999, compared with $36.6 billion at December 31, 1998. The Corporation has continued to generate commercial loan growth in 1999. Since December 31, 1998, domestic commercial loans have increased $937 million, or 5 percent, real estate construction loans have increased $466 million, or 43 percent, and commercial mortgage loans have increased $334 million, or 8 percent. These increases were partially funded by runoff of investment securities, which declined $587 million, or 22 percent, since December 31, 1998.
    Total liabilities increased $368 million, or 1 percent, to $33.9 billion since December 31, 1998. Total deposits and total short-term borrowings each decreased $1.4 billion since year-end 1998. Of the $1.4 billion decrease in deposits, $0.4 billion was attributable to a decline in foreign office time deposits. Medium- and long-term debt increased $3.1 billion, or 58 percent, offsetting these declines and supporting the growth in commercial loans.

Allowance for Credit Losses and Nonperforming Assets


    The allowance for credit losses represents management's assessment of possible losses inherent in the Corporation's on- and off-balance sheet credit portfolio. The amount attributable to the off-balance sheet credit portfolio is not material. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent based on past history but that have not been specifically identified. The Corporation allocates the allowance for credit losses to each loan category based on a defined methodology which has been in use, without material change, for several years. Internal risk ratings are assigned to each corporate loan at the time of approval and are subject to subsequent periodic reviews by the senior management of the Credit Policy Group. Included in that risk rating is management's assessment of the potential failure of a customer to be adequately prepared for the year 2000, but only in those instances where management has significant information indicating a customer may not be adequately prepared (for more information on year 2000, see the section entitled "Other Matters"). A detailed credit quality review is performed quarterly on large corporate loans which have deteriorated below certain levels of credit risk. A specific portion of the allowance is allocated to such loans based upon this review. The portion of the allowance allocated to the remaining corporate loans is determined by applying projected loss ratios to each risk rating based on numerous factors identified below. The portion of the allowance allocated to consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent loan loss experience, current economic conditions and trends, geographic dispersion of borrowers, and trends with respect to past due and nonaccrual amounts. The allocated reserve increased $55 million from year-end 1998, to $282 million at September 30, 1999. The credit quality of the Corporation's international and health care portfolios and the imprecision of the risk rating on a large commercial credit contributed to this increase.
     Actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of historical loss ratios. To ensure a higher degree of confidence, an unallocated allowance is also maintained. The unallocated portion of the loss reserve reflects management's view that the reserve should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgement. Factors which were considered in the evaluation of the adequacy of the Corporation's unallocated reserve include portfolio exposures in the areas of sub-prime lending, healthcare, high technology, energy and hedge funds, as well as Indonesian and Latin American transfer risks and new business migration risk.

The unallocated allowance was $181 million at September 30, 1999, down $44 million from December 31, 1998. This decrease in the unallocated allowance was primarily due to reductions in loan balances to sub-prime lending and hedge fund customers.
     Management also considers industry norms and the expectations from rating agencies and banking regulators in determining the adequacy of the allowance. The total allowance, including the unallocated amount, is available to absorb losses from any segment of the portfolio.
    At September 30, 1999, the allowance for credit losses was $463 million, an increase of $11 million since December 31, 1998. The allowance as a percentage of total loans was 1.44 percent, compared to 1.48 percent at December 31, 1998. As a percentage of nonperforming assets, the allowance was 275 percent at September 30, 1999, versus 375 percent at year-end 1998.
    Net charge-offs for the third quarter of 1999 were $18 million, or 0.23 percent of average total loans, compared with $21 million, or 0.30 percent, for the year-earlier quarter. Net charge-offs for the first nine months of 1999 were $58 million, or 0.25 percent of average total loans, compared to $62 million, or
0.29 percent, for the same period last year. An analysis of the allowance for credit losses is presented in Note 5 to the year-end 1998 consolidated financial statements.
    Nonperforming assets increased $48 million, or 40 percent, since December 31, 1998, and were categorized as follows:


                                                                 September 30,               December 31,
(in thousands)                                                        1999                       1998
                                                                 -------------               ------------
Nonaccrual loans:
         Commercial                                              $     100,899               $     77,175
         International                                                  45,129                     20,350
         Real estate construction                                          249                        452
         Commercial mortgage                                            10,797                      6,788
         Residential mortgage                                              792                      3,468
                                                                 -------------               ------------
               Total nonaccrual loans                                  157,866                    108,233
Reduced-rate loans                                                       7,379                      7,464
                                                                 -------------               ------------
               Total nonperforming loans                               165,245                    115,697
Other real estate                                                        3,471                      4,956
                                                                 -------------               ------------
               Total nonperforming assets                        $     168,716               $    120,653
                                                                 =============               ============
Loans past due 90 days or more                                   $      60,959               $     40,209
                                                                 =============               ============

         The increase in international nonaccrual loans from December 31, 1998, was primarily related to Indonesian and two Canadian customers. The increase in loans past due 90 days or more from year-end 1998 was primarily attributable to the energy industry. Nonperforming assets as a percentage of total loans and other real estate were 0.53 percent at September 30, 1999 and 0.39 percent at December 31, 1998.

Capital

         Common shareholders' equity was up $332 million from December 31, 1998 to September 30, 1999, excluding nonowner changes in equity. The increase was primarily due to the retention of $316 million in earnings and an $18 million increase related to employee stock option activity.
         Capital ratios exceed minimum regulatory requirements as follows:


                                                                             September 30,         December 31,
                                                                                 1999                  1998
                                                                             ------------          -----------
Leverage ratio (3.00 - minimum)                                                  8.35%                 7.68%
Tier 1 risk-based capital ratio (4.0 - minimum)                                  6.91                  6.26
Total risk-based capital ratio (8.0 - minimum)                                  10.86                 10.28

         At September 30, 1999, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of "well capitalized" institutions as defined in the final rule under FDICIA.

Other Matters

         The Corporation initiated a company-wide project to prepare its computer systems, applications and infrastructure for year 2000 readiness. The following discussion of the implications of the year 2000 issue for the Corporation contains numerous forward-looking statements based on inherently uncertain information.
         In addition, the Corporation places a high degree of reliance on the computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Corporation has assessed the readiness of these third parties and has prepared contingency plans, there can be no guarantee that business-critical third party vendors or other significant third parties, such as public utilities, will adequately address their year 2000 issues or that there will be no disruptions due to unpredictable public reaction.

Readiness Preparation

         Comerica is ready to conduct business in the year 2000. The Corporation established an extensive enterprise-wide and centrally managed year 2000 program in early 1996. The year 2000 team included the active involvement of senior executives as well as seasoned project managers and business unit liaisons from throughout the Corporation. The Corporation continues to evaluate and monitor the year 2000 readiness of vendors, customers and third party processors. Completing a successful year 2000 program is a top priority so that the arrival of the 21st century will be noted by a continuation of quality customer service. Many factors can affect a company's ability to deliver quality services at any given time. While Comerica is "ready" to do business in the year 2000, there can be no guarantee that services will be uninterrupted due to the century date change or otherwise. To emphasize the importance of being available for customers during the millennium change, the Corporation has implemented a no-vacation policy for the entire organization from December 27, 1999, through January 31, 2000. Specific business units have adopted additional vacation guidelines including dates prior and post the transition period.
         The Corporation's year 2000 program was comprised of numerous individual projects which address the following broad areas: data processing systems, telecommunications and data networks, building facilities and security systems, vendor risk, customer risk, contingency planning and communications. As of September 30, 1999, 100 percent of Comerica's mission critical applications and services are year 2000 ready and 99 percent of the Corporation's total systems and components have been remediated, validated and placed back into production.
         The year 2000 program utilized an extensive testing methodology and verification process. In May 1999, the Corporation conducted an off-site test of 25 of its most complex business systems and applications. The results of this testing confirmed that the Corporation's year 2000 remediation, testing and validation processes were thorough. All 25 applications completed 100 percent of the testing with no reported year 2000 related problems. A rigorous process was implemented to reduce risks associated with changes or the introduction of new components. This process will limit, eliminate or defer the introduction of change to systems and components certified as year 2000 ready. Furthermore, the Corporation is enhancing contingency plans for all business critical applications to minimize any disruptions to customer service caused by year 2000 issues.
         The Corporation does not significantly rely on embedded technology in its critical processes. Since some building systems and components are controlled with embedded technology, facilities were reviewed and verified for year 2000 readiness.
         Customers and vendors who have significant relationships with the Corporation continue to be evaluated to determine their preparation and readiness for the year 2000. The potential failure of those customers to be adequately prepared for year 2000 is included in management's credit and review process used to establish loss reserves. A high level risk reduction strategy has been implemented to manage and mitigate risks to our asset/liability position. There can be no guarantee that the remediation of the systems of the Corporation's vendors or customers will be completed on a timely basis.
         Comerica's senior executives, the board of directors and a project steering committee regularly review the year 2000 program and its progress. In addition, the federal and state agencies that regulate the banking industry regularly monitor the year 2000 program.


Cost

         Included in the Corporation's year 2000 project cost are internal and external development costs, asset impairment write-offs and the cost of software and hardware for systems that are not ready, or would not have been ready by the new century as a result of normal replacement. The Corporation's year 2000 project cost, both internal and external, will total approximately $50 million, of which the Corporation incurred approximately $45 million in 1996, 1997, 1998, and the first nine months of 1999. Of the $45 million incurred to date, $11 million was for capital assets which the Corporation is expensing over their useful lives. The Corporation will fund the remaining year 2000 costs yet to be incurred by normal operating cash flow. The project was staffed with external resources as well as internal staff redeployed from less time-sensitive assignments. The redeployment of existing staff did not have a material adverse effect on the Corporation's business, results of operations or financial position. Approximately $1 million of the remaining cost is for capital assets which will be expensed over their useful lives.


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

Contingency Plans

         The Corporation initiated an event planning team responsible to develop and implement strategies to prepare for various year 2000 scenarios through enhancing existing business resumption contingency plans. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner due to system or supplier failure. While Comerica does not expect major year 2000 problems, the Corporation believes it is sound judgement to anticipate and prepare for potential problems. Plans will be verified to ensure that they are reasonable, coordinated, comprehensive and functional.
         This report includes forward-looking statements based on management's current expectations and/or the assumptions made in the earnings simulation analysis. Numerous factors could cause variances in these projections, and their underlying assumptions, such as changes in interest rates, the industry where the Corporation has a concentration of loans, changes in the level of fee income, year 2000 expenses, unpredictable public reaction related to the millennium change and economic conditions.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

         (11)  Statement re: Computation of Earnings Per Share
         (27)  Financial Data Schedule

(b)      Reports on Form 8-K

         The Corporation did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         COMERICA INCORPORATED
                         ----------------------------------------
                                        (Registrant)




                         /s/ Ralph W. Babb Jr.
                         ----------------------------------------
                         Ralph W. Babb Jr.
                         Vice Chairman of Finance & Administration
                         and Chief Financial Officer
                         (Principal Financial Officer)




                         /s/ Marvin J. Elenbaas
                         ----------------------------------------
                         Marvin J. Elenbaas
                         Senior Vice President and Controller
                         (Principal Accounting Officer)




Date: November 12, 1999

                                 Exhibit Index
                                 -------------

Exhibit No.                 Description
-----------                 -----------
   11                       Statement Re:  Computation of Earnings Per Share
   27                       Financial Data Schedule