Form 10-K
period 1999-12-31
COMERICA INC /NEW/
filed 2000-03-30
CIK 28412

Securities and Exchange Commission
Washington, DC 20549

Form 10-K

Annual Report Pursuant
to Section 13 or 15(d) of
the  Securities  Exchange  Act of 1934,
For the fiscal year ended  December 31, 1999.

Commission file number 1-10706

Comerica Incorporated
Comerica Tower at Detroit Center
500 Woodward Avenue, MC 3391
Detroit, Michigan 48226
1-800-521-1190

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

At March 22, 2000, the registrant's common stock, $5 par value, held by nonaffiliates had an aggregate market value of $6,403,836,447 based on the closing price on the New York Stock Exchange on that date of $43.00 per share and 148,926,429 shares of common stock held by nonaffiliates. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica's Trust Department holds for Comerica and Comerica's employee plans, and all common shares the registrant's directors and executive officers hold, are held by affiliates.

At March 22, 2000, the registrant had outstanding 157,233,088 shares of its common stock, $5 par value.

DOCUMENTS INCORPORATED
BY REFERENCE:

1.   Parts I and II:
Items 1-8--Annual Report to Shareholders for the year ended December 31, 1999.

2.   Part III:
Items 10-13--Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2000.

PART I

ITEM 1.    BUSINESS

GENERAL

Comerica Incorporated ("Comerica" or the "Corporation") is a registered bank holding company incorporated under the laws of the State of Delaware, headquartered in Detroit, Michigan. Based on assets as of December 31, 1999, it was the 24th largest bank holding company in the United States and the largest bank holding company headquartered in Michigan in terms of both total assets and total deposits. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank (formerly Comerica Bank-Detroit), one of Michigan's oldest banks ("Comerica Bank"). Since that time, Comerica has acquired financial institutions in California, Texas and Florida, and, in 1998 and 1997, Comerica formed Comerica Bank-Canada and Comerica Bank-Mexico, S.A., respectively. As of December 31, 1999, Comerica owned directly or indirectly all the outstanding common stock of seven banking and thirty-one non-banking subsidiaries. At December 31, 1999, Comerica had total assets of approximately $38.7 billion, total deposits of approximately $23.3 billion, total loans (net of unearned income) of approximately $32.7 billion and common shareholders' equity of approximately $3.2 billion.

BUSINESS STRATEGY

Comerica has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. The Business Bank is comprised of middle market lending, asset-based lending, large corporate banking, treasury management and international financial services. This line of business meets the needs of medium-size businesses, multinational corporations and governmental entities by offering various products and services, including commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services and loan syndication services.

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

Phase III of Direction 2000

In 1996, Comerica finalized the design of Direction 2000, the strategic effort to prepare the organization for the new millennium. Following Comerica's 1995 organization of its business units into the Business, Individual and Investment Banks, and the subsequent alignment and consolidation of back-office areas, Comerica in 1996 identified which business lines it believed were best managed on a local basis and a national basis, and realigned its support functions to optimally link them to business strategies and corporate objectives. In the third and final phase of this effort, Comerica employees systematically reviewed all functions of the organization. The full effect of the plan was realized in fiscal year 1999.

SUPERVISION AND REGULATION

Banks, bank holding companies and financial institutions are highly regulated at both the state and federal level. As a bank holding company, Comerica is subject to supervision and regulation by the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956, as amended (the "Act"). Under the Act, the Corporation historically has been prohibited from engaging in activities other than those of banking or managing or controlling banks, or from acquiring or retaining direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company or of an entity whose activities the FRB determines to be so closely related to banking as to be a proper incident thereto. However, under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, this prohibition does not apply if the activities engaged in by the Corporation or the company whose voting shares are acquired by the Corporation are activities which, generally, the FRB determines to be financial in nature or incidental to such financial activity, or complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

Comerica Bank is chartered by the State of Michigan and is supervised and regulated by the Financial Institutions Bureau of the State of Michigan. Comerica Bank-Texas is chartered by the State of Texas and is supervised and regulated by the Texas Department of Banking. Comerica Bank, National Association and Comerica Bank & Trust, National Association are chartered under federal law and subject to supervision and regulation by the Office of the Comptroller of the Currency ("OCC"). Comerica Bank-California is chartered by the State of California and is supervised and regulated by the California State Banking Department. Comerica Bank, Comerica Bank & Trust, National Association and Comerica Bank, National Association are members of the Federal Reserve System ("FRS"). State member banks are also regulated by the FRB, and state non-member banks are also regulated by the Federal Deposit Insurance Corporation ("FDIC"). The deposits of all the foregoing banks are insured by the Bank Insurance Fund ("BIF") of the FDIC to the extent provided by law. Comerica Bank-Mexico, S.A. is chartered under the laws of Mexico and is supervised and regulated by the Ministry of Finance and Public Credit, the Bank of Mexico, and the Mexican National Banking Commission. Comerica Bank-Canada is chartered under the laws of Ontario, Canada and is supervised and regulated by the Office of the Superintendent of Financial Institutions Canada and the Canada Deposit Insurance Corporation.

The FRB supervises non-banking activities conducted by companies Comerica and Comerica Bank own and the OCC supervises non-banking activities conducted by companies owned by Comerica Bank & Trust, National Association. In addition, Comerica's non-banking subsidiaries are subject to supervision and regulation by various state and federal agencies, including, but not limited to, the National Association of Securities Dealers, Inc. (in the case of Comerica Securities, Inc.) the Department of Insurance of the State of Michigan (in the case of Comerica Insurance, Inc.), and the Securities and Exchange Commission (in the case of Munder Capital Management).

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

Financial Modernization

Pursuant to the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, the activities in which a bank holding company (each of the deposit institution subsidiaries of which is well-capitalized and well-managed) may lawfully engage have been expanded to include insurance underwriting, unlimited securities underwriting, travel agent services, real estate development, and merchant banking (the passive investment in equity securities in unlimited amounts). Comerica is currently studying the advisability of undertaking certain of these activities.

Dividends

Comerica is a legal entity separate and distinct from its banking and other subsidiaries. Most of Comerica's revenues result from dividends its bank subsidiaries pay it. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks to Comerica as well as by Comerica to its shareholders. Certain, but not all, of these requirements are discussed below.

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

At January 1, 2000, Comerica's subsidiary banks, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $879 million from retained net profits of the preceding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 2000 through the date of declaration. Comerica's subsidiary banks paid dividends of $261 million in 1999, $442 million in 1998, and $354 million in 1997.

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


Regulations establishing the specific capital tiers provide that, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under certain circumstances, the appropriate banking agency may treat a well capitalized, adequately capitalized or undercapitalized institution as if the institution were in the next lower capital category. As of December 31, 1999, each of the banking subsidiaries of Comerica were well capitalized under these regulations.

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

COMPETITION

Banking is a highly competitive business. The Michigan banking subsidiary of the Corporation competes primarily with Detroit and outstate Michigan banks for loans, deposits and trust accounts. Through its offices in Arizona, California, Colorado, Connecticut, Florida, Georgia, Indiana, Illinois, Nevada, Ohio and Texas, Comerica competes with other financial institutions for various types of loans. Through its Florida branches, Comerica competes with many companies, including financial institutions, for trust business.

At year-end 1999, Comerica was the largest bank holding company headquartered in Michigan in terms of total assets and deposits. Based on the Interstate Act as described above, the Corporation believes that the level of competition in all geographic markets will increase in the future. Comerica's banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies and credit unions.

EMPLOYEES

As of December 31, 1999, Comerica and its subsidiaries had 8,997 full-time and 1,845 part-time employees.



ITEM 2.  PROPERTIES

The executive offices of the Corporation are located in the Comerica Tower at Detroit Center, 500 Woodward Ave., Detroit, Michigan 48226. Comerica and its subsidiaries occupy 13 floors of the building, which is leased through Comerica Bank from an unaffiliated third party. This lease extends through January 2007. As of December 31, 1999, Comerica Bank operated 290 offices within the States of Michigan and Florida, of which 180 were owned and 110 were leased. Two other banking affiliates operate 114 offices in California and Texas. The affiliates own 50 of their offices and lease 64 offices. Banking affiliates also operate from leased spaces in Toledo, Ohio; Mexico City, Mexico; and Toronto, Ontario, Canada.

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

No matters were submitted to shareholders in the fourth quarter of 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At March 22, 2000, there were approximately 17,511 holders of the Corporation's common stock. The stock prices and dividend information contained in this table have been adjusted to give effect to the stock split effected in the form of a 50% stock dividend paid on April 1, 1998.

Quarterly cash dividends were declared during 1999 and 1998, totaling $1.44 and $1.28 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Corporation's common stock as reported on the NYSE Composite Transactions Tape for all quarters of 1999 and 1998.


-------------------------------------------------------------------------
                                       Dividend        Dividend*
Quarter       High        Low          Per Share       Yield
-------------------------------------------------------------------------
1999

Fourth         $61.38      $44.00       $0.36          2.7%

Third           61.63       47.63        0.36          2.6

Second          66.63       57.31        0.36          2.3

First           70.00       58.94        0.36          2.2

1998

Fourth         $69.00      $46.50       $0.32          2.2%

Third           71.94       51.00        0.32          2.1

Second          73.00       61.94        0.32          1.9

First           72.13       54.33        0.32          2.0


* Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.

ITEM 6.  SELECTED FINANCIAL DATA

The response to this item is included on page 21 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, which page is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this item is included under the caption "Financial Review and Report" on pages 22 through 39 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, which pages are hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this item is included on pages 34 through 38 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, which pages are hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included on pages 40 through 68 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, which pages are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item will be included under the sections captioned "Information About Nominees and Incumbent Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2000, which sections are hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item will be included under the sections captioned "Compensation of Directors" and "Compensation of Executive Officers" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2000, which sections are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item will be included under the sections captioned "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2000, which sections are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item will be included under the sections captioned "Transactions of Directors and Executive Officers with Comerica" and "Information about Nominees and Incumbent Directors" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2000, which sections are hereby incorporated by reference.

Comerica Incorporated and Subsidiaries
FORM 10-K CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is included in the 1999 Annual Report to Shareholders or in the 2000 Proxy Statement used in connection with the 2000 annual meeting of share-holders to be held on May 19, 2000.

The following cross-reference index shows the page location in the 1999 Annual Report or the section of the 2000 Proxy Statement of only that information which is to be incorporated by reference into this Form 10-K.

All other sections of the 1999 Annual Report or the 2000 Proxy Statement are not required in this Form 10-K and should not be considered a part thereof.

                                                             Page Number of 1999
                                                        Annual Report of Section
                                                         of 2000 Proxy Statement


                  PART I

ITEM 1.  Business....................................................................................... Included herein
ITEM 2.  Properties..................................................................................... Included herein
ITEM 3.  Legal Proceedings.............................................................................. Included herein
ITEM 4.  Submission of Matters to a Vote of Security Holders -- no matters were voted upon by  security  holders in the fourth quarter of 1999.

                PART II

ITEM 5.    Market for Registrant's Common Equity and Related Security Holder Matters.................... Included herein
ITEM 6.    Selected Financial Data................................................................................... 21
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ................. 22-39
ITEM 8.    Financial Statements and Supplementary Data:
           Comerica Incorporated and Subsidiaries
               Consolidated Balance Sheets........................................................................... 40
               Consolidated Statements of Income....................................................................  41
               Consolidated Statements of Changes in Shareholders' Equity ........................................... 42
               Consolidated Statements of Cash Flows................................................................. 43
           Notes to Consolidated Financial Statements................................................................ 44
           Report of Management...................................................................................... 65
           Report of Independent Auditors............................................................................ 65

           Statistical Disclosure by Bank Holding Companies:
           Analysis of Net Interest  Income - Fully Taxable Equivalent............................................... 23
           Rate-Volume Analysis - Fully Taxable Equivalent........................................................... 24
           Analysis of the Allowance for Credit Losses............................................................... 26
           Analysis of Investment Securities and Loans............................................................... 29
           Allocation of the Allowance for Credit Losses............................................................. 30
           Loan Maturities and Interest Rate Sensitivity............................................................. 30
           International Cross-Border Risk........................................................................... 30
           Maturity Distribution of Domestic Certificates of Deposit of $100,000 and Over............................ 31
           Analysis of Investment Securities Portfolio - Fully Taxable Equivalent.................................... 33
           Summary of Nonperforming Assets and Past Due Loans........................................................ 33

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

           PART III

ITEM 10.   Directors and Executive Officers of the Registrant ... Information About Nominees and Incumbent Directors,
                                                                            Executive Officers of the Corporation and
                                                                                   Section 16(a) Beneficial Ownership
                                                                                                 Reporting Compliance

ITEM 11.   Executive Compensation.......................................................Compensation of Directors and
                                                                                  Compensation of  Executive Officers

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management..........................Security Ownership
                                                                            of Certain Beneficial Owners and Security
                                                                                              Ownership of Management

ITEM 13.   Certain Relationships and Related Transactions...............................Transactions of Directors and
                                                                                 Executive Officers with Comerica and
                                                                   Information about Nominees and Incumbent Directors


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

           Exhibits:

           Exhibit Document Number

             3.1 Restated Certificate of Incorporation of Comerica Incorporated, as amended(2)

             3.2    Amended and restated bylaws of Comerica Incorporated

             4      Rights Agreement between Comerica Incorporated and Comerica
                    Bank(4)

             10.1+  Comerica Incorporated 1997 Long-Term Incentive Plan(2)

             10.2+  Comerica Incorporated Management Incentive Plan, 1997(2)

             10.3+  Comerica Incorporated Director Fee Deferral Plan(2)

             10.4+ Benefit Equalization Plan for Employees of Comerica Incorporated(2)

             10.5+  Comerica Incorporated's Directors Retirement Plan(5)

             10.6+ Manufacturers National Corporation's 1987 and 1989 Stock Option Plans for Key Employees(5)

             10.7+ Manufacturers National Corporation's Executive Incentive Plan(5)

             10.8+ Manufacturers National Corporation's Key Employee Retention Plan(5)

             10.9+  Form of Employment Agreement (Exec Off.)(6)

             10.10+ Form of Director Indemnification Agreement between Comerica
                    Incorporated and its directors(2)

             10.11+ Employment Continuation Agreement with Eugene A. Miller(5)

             10.12+ Supplemental Pension and Retiree Medical Agreement with
                    Ralph W. Babb Jr.(7)

             10.13+ Employment Agreement with Ralph W. Babb Jr.(7)

             10.14+ Comerica Incorporated Deferred Compensation Plan, 1997
                    Amendment and Restatement(2)

             10.15+ Amended and Restated Comerica Incorporated 1997 Long-Term
                    Incentive Plan, November 19, 1999

             10.16+ Amended and Restated Comerica Incorporated Management
                    Incentive Plan, November 19, 1999

             10.17+ Form of Comerica Incorporated Senior Officer Severance Plan
                    between registrant and listed officers, January 1, 1997(2)

             10.18+ 1999 Comerica Incorporated Deferred Compensation Plan,
                    January 1, 1999

             10.19+ 1999 Comerica Incorporated Deferred 3 Year ROE Award Plan,
                    January 1, 1999

             10.20+ Amended and Restated Comerica Incorporated Stock Option Plan
                    For Non-Employee Directors, January 20, 2000

             10.21+ Comerica Incorporated 1999 Discretionary Director Fee
                    Deferral Plan May 21, 1999

             10.22+ Comerica Incorporated 1999 Common Stock Director Fee
                    Deferral Plan May 21, 1999

             11     Statement regarding Computation of Per Share Earnings(8)

             13     Registrant's 1999 Annual Report to Shareholders

             21     Subsidiaries of Registrant

             23     Consent of Ernst & Young LLP

             27     1999 Financial Data Schedule (EDGAR version only)

           (b) No reports on Form 8-K were filed by the Corporation during the last quarter of 1999.


       (2) Filed as the same exhibit number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

       (4) Incorporated by reference from a report filed by Registrant on Form 8-K dated June 18, 1996, regarding the Registrant's Rights Agreement with Comerica Bank.

       (5) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 -- Commission File Number 0-7269.

       (6) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 -- Commission File Number 1-10706.

       (7) Incorporated by reference from Registrant's Form 10-Q for the quarter ended June 30, 1998 -- Commission File Number 1-1076.

       (8) Incorporated by reference from Note 12 on page 50 of Registrant's Annual Report to Shareholders attached hereto as Exhibit 13.
        +  Management compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Detroit, State of Michigan on the 29th day of March, 2000.

COMERICA INCORPORATED


/s/ Eugene A. Miller
-----------------------------------------------
Eugene A. Miller
Chairman, President and Chief Executive Officer

/s/ Ralph W. Babb Jr.
-----------------------------------------------
Ralph W. Babb Jr.
Vice Chairman and Chief Financial Officer

/s/ Marvin J. Elenbaas
-----------------------------------------------
Marvin J. Elenbaas
Senior Vice President and Controller
(Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 29th day of March, 2000.


BY DIRECTORS


/s/ E. Paul Casey
-----------------------------------------------
E. Paul Casey

/s/ James F. Cordes
-----------------------------------------------
James F. Cordes

/s/ J. Philip DiNapoli
-----------------------------------------------
J. Philip DiNapoli

/s/ Max M. Fisher
-----------------------------------------------
Max M. Fisher

/s/ John D. Lewis
-----------------------------------------------
John D. Lewis

/s/ Wayne B. Lyon
-----------------------------------------------
Wayne B. Lyon

/s/ Eugene A. Miller
-----------------------------------------------
Eugene A. Miller

/s/ Alfred A. Piergallini
-----------------------------------------------
Alfred A. Piergallini

/s/ Howard F. Sims
-----------------------------------------------
Howard F. Sims

/s/ Martin D. Walker
-----------------------------------------------
Martin D. Walker

/s/ Patricia M. Wallington
-----------------------------------------------
Patricia M. Wallington

/s/ Kenneth L. Way
-----------------------------------------------
Kenneth L. Way

                              Exhibit Index
                              -------------



  Exhibit No.                  Description
  -----------                  -----------



     3.1    Restated Certificate of Incorporation of Comerica
            Incorporated, as amended(2)

     3.2    Amended and restated bylaws of Comerica Incorporated

     4      Rights Agreement between Comerica Incorporated and Comerica
            Bank(4)

     10.1+  Comerica Incorporated 1997 Long-Term Incentive Plan(2)

     10.2+  Comerica Incorporated Management Incentive Plan, 1997(2)

     10.3+  Comerica Incorporated Director Fee Deferral Plan(2)

     10.4+  Benefit Equalization Plan for Employees of Comerica
            Incorporated(2)

     10.5+  Comerica Incorporated's Directors Retirement Plan(5)

     10.6+ Manufacturers National Corporation's 1987 and 1989 Stock Option Plans for Key Employees(5)

     10.7+  Manufacturers National Corporation's Executive Incentive
            Plan(5)

     10.8+  Manufacturers National Corporation's Key Employee Retention
            Plan(5)

     10.9+  Form of Employment Agreement (Exec Off.)(6)

     10.10+ Form of Director Indemnification Agreement between Comerica
            Incorporated and its directors(2)

     10.11+ Employment Continuation Agreement with Eugene A. Miller(5)

     10.12+ Supplemental Pension and Retiree Medical Agreement with
            Ralph W. Babb Jr.(7)

     10.13+ Employment Agreement with Ralph W. Babb Jr.(7)

     10.14+ Comerica Incorporated Deferred Compensation Plan, 1997
            Amendment and Restatement(2)

     10.15+ Amended and Restated Comerica Incorporated 1997 Long-Term
            Incentive Plan, November 19, 1999

     10.16+ Amended and Restated Comerica Incorporated Management
            Incentive Plan, November 19, 1999

     10.17+ Form of Comerica Incorporated Senior Officer Severance Plan between registrant and listed officers, January 1, 1997(2)

     10.18+ 1999 Comerica Incorporated Deferred Compensation Plan,
            January 1, 1999

     10.19+ 1999 Comerica Incorporated Deferred 3 Year ROE Award Plan,
            January 1, 1999

     10.20+ Amended and Restated Comerica Incorporated Stock Option Plan
            For Non-Employee Directors, January 20, 2000

     10.21+ Comerica Incorporated 1999 Discretionary Director Fee
            Deferral Plan May 21, 1999

     10.22+ Comerica Incorporated 1999 Common Stock Director Fee
            Deferral Plan May 21, 1999

     11     Statement regarding Computation of Per Share Earnings(8)

     13     Registrant's 1999 Annual Report to Shareholders

     21     Subsidiaries of Registrant

     23     Consent of Ernst & Young LLP

     27     1999 Financial Data Schedule (EDGAR version only)

  (b) No reports on Form 8-K were filed by the Corporation during the last quarter of 1999.

(1) This is a conformed copy of the 1999 Form 10-K and does not include exhibits.

(2) Filed as the same exhibit number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(4) Incorporated by reference from a report filed by Registrant on Form 8-K dated June 18, 1996, regarding the Registrant's Rights Agreement with Comerica Bank.

(5) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 -- Commission File Number 0-7269.

(6) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 -- Commission File Number 1-10706.

(7) Incorporated by reference from Registrant's Form 10-Q for the quarter ended June 30, 1998 -- Commission File Number 1-1076.

(8) Incorporated by reference from Note 12 on page 50 of Registrant's Annual Report to Shareholders attached hereto as Exhibit 13.

 +  Management compensation plan.