Form 10-Q
period 2000-03-31
COMERICA INC /NEW/
filed 2000-05-15
CIK 28412

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000

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

         $5 par value common stock:
             outstanding as of April 30, 2000: 156,424,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries


                                                            March 31,           December 31,              March 31,
(In thousands, except share data)                                2000                   1999                   1999
                                                        -------------           ------------          -------------

ASSETS
Cash and due from banks                                 $ 1,444,127             $ 1,201,990           $ 1,489,205

Short-term investments                                      204,075                 612,959                84,275

Investment securities available
  for sale                                                2,667,400               2,739,464             2,484,883

Commercial loans                                         21,472,144              20,654,658            19,361,893
International loans                                       2,565,966               2,573,003             2,677,582
Real estate construction loans                            1,871,592               1,709,261             1,165,498
Commercial mortgage loans                                 4,981,168               4,774,052             4,361,292
Residential mortgage loans                                  849,359                 870,029               975,321
Consumer loans                                            1,368,733               1,350,725             1,800,993
Lease financing                                             755,298                 761,550               639,966
                                                        -----------             -----------           -----------

     Total loans                                         33,864,260              32,693,278            30,982,545
Less allowance for credit losses                           (502,954)               (476,470)             (452,936)
                                                        -----------             -----------           -----------

     Net loans                                           33,361,306              32,216,808            30,529,609

Premises and equipment                                      318,101                 330,728               347,479
Customers' liability on acceptances
  outstanding                                                17,179                  43,810                11,374
Accrued income and other assets                           1,648,126               1,507,573             1,500,717
                                                        -----------             -----------           -----------
     TOTAL ASSETS                                       $39,660,314             $38,653,332           $36,447,542
                                                        ===========             ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits                            $ 6,342,570             $ 6,136,038           $ 6,701,698
Interest-bearing deposits                                16,965,975              17,155,365            15,883,633
                                                        -----------             -----------           -----------

     Total deposits                                      23,308,545              23,291,403            22,585,331
Federal funds purchased and
  securities sold under
  agreements to repurchase                                3,465,102               1,332,397             3,144,172
Other borrowed funds                                        879,555               1,435,634               389,594
Acceptances outstanding                                      17,179                  43,810                11,374
Accrued expenses and other
  liabilities                                               524,207                 495,587               426,480
Medium- and long-term debt                                7,900,388               8,579,857             6,731,749
                                                        -----------             -----------           -----------

     Total liabilities                                   36,094,976              35,178,688            33,288,700

Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
    3/31/00, 12/31/99 and 3/31/99                           250,000                 250,000               250,000
Common stock - $5 par value:
  Authorized - 325,000,000 shares
  Issued-157,233,107 shares at
    3/31/00, 12/31/99 and 3/31/99                           786,166                 786,166               786,166
Capital surplus                                              36,440                  35,092                30,729
Accumulated nonowner changes in equity                      (42,864)                (31,702)               (3,917)
Retained earnings                                         2,587,819               2,485,204             2,168,145
Deferred compensation                                        (5,080)                 (2,955)               (4,591)
Less cost of common stock in
  treasury- 826,342 shares at
  3/31/00, 715,496 shares at
  12/31/99 and 1,026,993 shares
  at 3/31/99                                                (47,143)                (47,161)              (67,690)
                                                        -----------             -----------           -----------

     Total shareholders' equity                           3,565,338               3,474,644             3,158,842
                                                        -----------             -----------           -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                             $39,660,314             $38,653,332           $36,447,542
                                                        ===========             ===========           ===========

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

                                                                                       Three Months Ended
                                                                                             March 31
                                                                                   ---------------------------
(In thousands, except per share data)                                                  2000               1999
                                                                                   --------           --------

INTEREST INCOME
Interest and fees on loans                                                         $693,840           $586,362
Interest on investment securities:
  Taxable                                                                            47,803             39,717
  Exempt from federal income tax                                                        803              1,375
                                                                                   --------           --------
       Total interest on investment
         securities                                                                  48,606             41,092
Interest on short-term investments                                                   17,419              1,981
                                                                                   --------           --------
       Total interest income                                                        759,865            629,435

INTEREST EXPENSE
Interest on deposits                                                                169,171            149,674
Interest on short-term borrowings                                                    52,459             45,372
Interest on medium- and long-term debt                                              129,952             84,431
Net interest rate swap (income)/expense                                               3,340            (18,874)
                                                                                   --------           --------
       Total interest expense                                                       354,922            260,603
                                                                                   --------           --------
       Net interest income                                                          404,943            368,832

Provision for credit losses                                                          55,000             20,000
                                                                                   --------           --------
       Net interest income after
         provision for credit losses                                                349,943            348,832

NONINTEREST INCOME
Fiduciary and investment management
  income                                                                             79,028             54,943
Service charges on deposit accounts                                                  43,892             41,698
Commercial lending fees                                                              11,215              9,896
Letter of credit fees                                                                10,694              8,491
Securities gains                                                                        253              1,202
Other noninterest income                                                             75,615             40,664
                                                                                   --------           --------
       Total noninterest income                                                     220,697            156,894


NONINTEREST EXPENSES
Salaries and employee benefits                                                      168,001            152,483
Net occupancy expense                                                                24,954             23,094
Equipment expense                                                                    15,074             14,851
Outside processing fee expense                                                       12,332             12,854
Other noninterest expenses                                                           75,662             60,132
                                                                                   --------           --------
       Total noninterest expenses                                                   296,023            263,414
                                                                                   --------           --------
Income before income taxes                                                          274,617            242,312

Provision for income taxes                                                           96,901             83,200
                                                                                   --------           --------
NET INCOME                                                                         $177,716           $159,112
                                                                                   ========           ========

Net income applicable to common stock                                              $173,441           $154,837
                                                                                   ========           ========

Basic net income per common share                                                     $1.11              $0.99

Diluted net income per common share                                                   $1.10              $0.98


Cash dividends declared on common stock                                             $62,519            $56,149
Dividends per common share                                                            $0.40              $0.36

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries



                               Nonredeem-                       Accumulated
                                 able                            Nonowner                                         Total
                               Preferred  Common     Capital     Changes    Retained    Deferred      Treasury   Shareholders'
(in thousands)                 Stock      Stock      Surplus     in Equity  Earnings    Compensation  Stock      Equity
                               ---------  ---------  ---------  ----------  ----------  ------------  ---------  -------------



BALANCES AT JANUARY 1, 1999    $250,000   $786,165   $  24,649  $  (6,455)  $2,086,589  $  (5,202)   $  (89,133) $3,046,613
Net income for 1999                   -          -           -          -      159,112          -             -     159,112
Nonowner changes in equity,
  net of tax                          -          -           -      2,538            -          -             -       2,538
                                                                                                                 ----------
Net income and nonowner
  changes in equity                   -          -           -          -            -          -             -     161,650
Cash dividends declared:
  Preferred stock                     -          -           -          -       (4,275)         -             -      (4,275)
  Common stock                        -          -           -          -      (56,149)         -             -     (56,149)
Purchase of 44,082 shares
  of common stock                     -          -           -          -            -          -        (2,885)     (2,885)
Net issuance of common stock
  under employee stock plans          -          1       6,080          -      (17,132)        34        24,328      13,311
Amortization of deferred
  compensation                        -          -           -          -            -        577             -         577
                               --------   --------   ---------  ---------   ----------  ---------     ---------  ----------
BALANCES AT MARCH 31, 1999     $250,000   $786,166   $  30,729 $   (3,917)  $2,168,145  $  (4,591)    $ (67,690) $3,158,842
                               ========   ========   =========  =========   ==========  =========     =========  ==========

BALANCES AT JANUARY 1, 2000    $250,000   $786,166   $  35,092 $  (31,702)  $2,485,204  $  (2,955)    $ (47,161) $3,474,644
Net income for 2000                   -          -           -          -      177,716          -             -     177,716
Nonowner changes in equity,
  net of tax                          -          -           -    (11,162)           -          -             -     (11,162)
                                                                                                                 ----------
Net income and nonowner
  changes in equity                   -          -           -          -            -          -             -     166,554
Cash dividends declared:
  Preferred stock                     -          -           -          -       (4,275)         -             -      (4,275)
  Common stock                        -          -           -          -      (62,519)         -             -     (62,519)
Purchase of 331,362 shares
  of common stock                     -          -           -          -            -          -       (13,112)    (13,112)
Net issuance of common stock
  under employee stock plans          -          -       1,348          -       (8,307)    (2,711)       13,130       3,460
Amortization of deferred
  compensation                        -          -           -          -            -        586             -         586
                               --------   --------   ---------  ---------   ----------  ---------     ---------  ----------
BALANCES AT MARCH 31, 2000     $250,000   $786,166   $  36,440  $ (42,864)  $2,587,819  $  (5,080)    $ (47,143) $3,565,338
                               ========   ========   =========  =========   ==========  =========     =========  ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

                                                                                  Three Months Ended
                                                                                        March 31
                                                                           ---------------------------------
(in thousands)                                                                     2000                 1999
                                                                           ------------         ------------
OPERATING ACTIVITIES:
   Net income                                                              $    177,716         $    159,112
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for credit losses                                               55,000               20,000
       Depreciation                                                              13,861               14,193
       Net (increase) decrease in trading account
        securities                                                                9,549               (1,827)
       Net decrease in assets held for sale                                      20,635               26,225
       Net increase in accrued income
         receivable                                                             (18,087)             (22,307)
       Net increase in accrued expenses                                           3,984               56,088
       Net amortization of intangibles                                            8,516                8,477
       Other, net                                                               (90,951)              (1,900)
                                                                           ------------         ------------
          Total adjustments                                                       2,507               98,949
                                                                           ------------         ------------
           Net cash provided by
              operating activities                                              180,223              258,061

INVESTING ACTIVITIES:
   Net increase in interest-bearing deposits
     with banks                                                                 (21,678)                (583)
   Net (increase) decrease in federal funds sold and
     securities purchased under agreements
     to resell                                                                  (56,383)               1,550
   Proceeds from sale of investment securities
     available for sale                                                           1,408                2,849
   Proceeds from maturity of investment
     securities available for sale                                              112,955              235,613
   Purchases of investment securities
     available for sale                                                         (63,014)              (6,785)
   Net increase in loans                                                     (1,199,498)            (397,155)
   Fixed assets, net                                                             (1,234)              (9,022)
   Net decrease in customers' liability on
     acceptances outstanding                                                     26,631                  961
   Net cash provided by acquisitions/sales                                      445,274                    -
                                                                           ------------         ------------
   Net cash used in investing activities                                       (755,539)            (172,572)

FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                           17,142           (1,727,802)
   Net increase (decrease) in short-term borrowings                           1,576,626              (46,387)
   Net decrease in acceptances outstanding                                      (26,631)                (961)
   Proceeds from issuance of medium- and
     long-term debt                                                           1,470,981            2,250,000
   Repayments and purchases of medium- and
     long-term debt                                                          (2,150,450)            (800,510)
   Proceeds from issuance of common stock
     and other capital transactions                                               3,460               13,277
   Purchase of common stock for treasury
     and retirement                                                             (13,112)              (2,885)
   Dividends paid                                                               (60,563)             (54,116)
                                                                           ------------         ------------
           Net cash provided by (used in)
             financing activities                                               817,453             (369,384)
                                                                           ------------         ------------
Net increase (decrease) in cash and due
  from banks                                                                    242,137             (283,895)
Cash and due from banks at beginning of year                                  1,201,990            1,773,100
                                                                           ------------         ------------
Cash and due from banks at end of period                                   $  1,444,127         $  1,489,205
                                                                           ============         ============
Interest paid                                                              $    356,789         $    260,974
                                                                           ============         ============
Income taxes paid                                                          $     91,823         $        645
                                                                           ============         ============
Noncash investing and financing activities:
  Loan transfers to other real estate                                      $      1,796         $        297
                                                                           ============         ============


Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Comerica Incorporated and Subsidiaries (the "Corporation") on Form 10-K for the year ended December 31, 1999.

         The Corporation may use derivative financial instruments, including foreign exchange contracts, to manage the Corporation's exposure to interest rate and foreign currency risks. These instruments are treated as hedges, and accounted for on an accrual basis, since there is a high correlation with the on-balance sheet instrument being hedged. If this correlation ceases to exist, the existing unrealized gain or loss is amortized over the remaining term of the instrument, and future changes in fair value are accounted for on a mark-to-market basis. Derivative financial instruments executed as a service to customers are accounted for on a mark-to-market basis. For further information, refer to the Accounting Policies footnote in the Corporation's 1999 annual report.

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

         In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." Statement 137 amended the required effective date of Statement 133, requiring adoption of Statement 133 in years beginning after June 15, 2000. The Corporation expects to adopt Statement 133 effective January 1, 2001. The Corporation is in the process of assessing what the effect of Statement 133 will be on the earnings and financial position of the Corporation.

Note 2 - Investment Securities

         At March 31, 2000, investment securities having a carrying value of $1.8 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $52 million.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 3 - Allowance for Credit Losses

         The following analyzes the changes in the allowance for credit losses included in the consolidated balance sheets:


(in thousands)                                            2000                       1999
                                                     ---------                  ---------

Balance at January 1                                 $ 476,470                  $ 452,409
Charge-offs                                            (31,731)                   (24,710)
Recoveries                                               3,222                      5,229
                                                     ---------                  ---------
  Net charge-offs                                      (28,509)                   (19,481)
Provision for credit losses                             55,000                     20,000
Foreign currency translation
 adjustment                                                 (7)                         8
                                                     ---------                  ---------
Balance at March 31                                  $ 502,954                  $ 452,936
                                                     =========                  =========


         Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $179 million for the three months ended March 31, 2000, compared to $131 million for the comparable period last year. The following are period-end balances:


(in thousands)                                        March 31, 2000            December 31, 1999
                                                      --------------            -----------------

Total impaired loans                                     $168,054                    $159,165
Impaired loans requiring
   an allowance                                           157,600                     155,828
Impairment allowance                                       44,123                      51,753



Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 4 - Medium- and Long-term Debt

         Medium- and long-term debt consisted of the following at March 31, 2000 and December 31, 1999:


(in thousands)                                          March 31, 2000             December 31, 1999
                                                       ---------------             -----------------
Parent Company
7.25% subordinated notes due 2007                           $  158,263                 $  158,543


Subsidiaries
Subordinated notes:
7.25% subordinated notes due 2007                              198,552                    198,502
7.875% subordinated notes due 2026                             173,000                    173,217
8.375% subordinated notes due 2024                             155,233                    155,287
7.25% subordinated notes due 2002                              149,600                    149,561
6.875% subordinated notes due 2008                             103,616                    103,729
7.125% subordinated notes due 2013                             154,747                    154,834
6.00% subordinated notes due 2008                              248,066                    248,010
                                                            ----------                ----------
       Total subordinated notes                              1,182,814                  1,183,140

Medium-term notes:
Floating rate based on Treasury bill
  indices                                                       37,000                     37,000
Floating rate based on Prime indices                           895,998                  1,224,993
Floating rate based on LIBOR indices                         5,412,418                  5,762,320
Fixed rate notes with interest rate
 of 6.65%                                                      199,978                    199,944
                                                            ----------                ----------
       Total medium-term notes                               6,545,394                  7,224,257
Notes payable                                                   13,917                     13,917
                                                            ----------                 ----------
  Total subsidiaries                                         7,742,125                  8,421,314
                                                            ----------                 ----------
       Total medium- and long-term debt                     $7,900,388                 $8,579,857
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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts



                                                    March 31, 2000                             December 31, 1999
                                           --------------------------------------   ------------------------------------
                                           Notional/                                Notional/
                                           Contract      Unrealized         Fair    Contract   Unrealized         Fair
                                           Amount       Gains  Losses       Value   Amount    Gains  Losses       Value
(in millions)                              (1)          (2)                 (3)     (1)       (2)                 (3)
                                           --------------------------------------   ------------------------------------

Risk Management
Interest rate swaps                       $ 8,923   $     20   $   (191) $   (171)  $ 8,518   $  17  $  (172)   $   (155)
Foreign exchange contracts:
  Spot, forward and options                 1,154         30        (28)        2     1,098      33      (23)         10
  Swaps                                       115         --        (10)      (10)      115      --       (5)         (5)
                                          -------   --------   --------  --------   -------   -----  -------    --------
  Total risk management                    10,192         50       (229)     (179)    9,731      50     (200)       (150)

Customer-Initiated and Other
Interest rate contracts:
  Caps and floors written                     200         --         (1)       (1)      166      --       (1)         (1)
  Caps and floors purchased                   179          1         --         1       141       1       --           1
  Swaps                                       292          3         (3)       --       256       2       (2)         --
Foreign exchange contracts:
  Spot, forward and options                   656         14        (11)        3       579      14      (11)          3
                                          -------   --------   --------  --------   -------   -----  -------    --------
  Total customer-initiated
    and other                               1,327         18        (15)        3     1,142      17      (14)          3
                                          -------   --------   --------  --------   -------   -----  -------    --------
  Total derivatives and
    foreign exchange contracts            $11,519   $     68   $   (244) $   (176)  $10,873   $  67  $  (214)   $   (147)
                                          =======   ========   ========  =========  =======   =====  =======    ========

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

(3) The fair values of derivatives and foreign exchange contracts generally represent the estimated amounts the Corporation would receive or pay to terminate or otherwise settle the contracts at the balance sheet date. The fair values of customer-initiated and other derivatives and foreign exchange contracts are reflected in the consolidated balance sheets. Futures contracts are subject to daily cash settlements; therefore, the fair value of these instruments is zero.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

Risk Management

         Interest rate risk arises in the normal course of business due to differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. This gap in the balance sheet structure reflects the sensitivity of the Corporation's net interest income to a change in interest rates. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs on-balance sheet instruments such as investment securities, as well as off-balance sheet derivative financial instruments and foreign exchange contracts, to manage exposure to these and other risks, including liquidity risk.

         As an end-user, the Corporation mainly accesses the interest rate markets to obtain off-balance sheet derivative instruments for use principally in connection with asset and liability management activities. The Corporation principally utilizes interest rate swaps with the overall objective of mitigating adverse impacts to net interest income from changes in interest rates. To accomplish this objective, the Corporation uses interest rate swaps primarily to modify the interest rate characteristics of certain assets and liabilities (for example, from a floating rate to a fixed rate, a fixed rate to a floating rate or from one floating rate index to another). Management believes this strategy achieves an optimal match between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although there can be no assurance that such a strategy will be successful.

         The Corporation also uses various other types of off-balance sheet financial instruments to mitigate interest rate and foreign currency risks associated with specific assets or liabilities, which are reflected in the table above. Such instruments include interest rate caps and floors, foreign exchange forward contracts, and foreign exchange cross-currency swaps.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

         The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of March 31, 2000. The swaps are grouped by the assets or liabilities to which they have been designated.

         At March 31, 2000 and December 31, 1999, the notional amounts of commitments to purchase and sell U.S. Treasury and municipal bond securities related to the Corporation's trading account totaled $10 million and $4 million, respectively. These commitments, which are similar in nature to forward contracts, are not reflected in the preceding table due to the immaterial impact they have on the financial statements.

Customer-Initiated and Other

         The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts and interest rate caps, floors and swaps to accommodate the needs of customers requesting such services. The Corporation minimizes market risk arising from customer-initiated foreign exchange contracts by entering into offsetting transactions. Average fair values and income from customer-initiated and other foreign exchange contracts were not material for the three-month period ended March 31, 2000 and for the year ended December 31, 1999.

         Customer-initiated interest rate caps, floors and swaps generally are not offset by other on- or off-balance sheet financial instruments; however, the Corporation has established authority limits for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not material for the three-month period ended March 31, 2000 and for the year ended December 31, 1999.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
         (continued)


---------------------------------------------------------------------------------------------------
Remaining Expected Maturity of Risk Management Interest Rate Swaps:
                                                                      2005-               Dec. 31,
(dollar amounts in millions)    2000   2001    2002    2003     2004  2026      Total     1999
---------------------------------------------------------------------------------------------------

Variable rate asset
designation:
    Receive fixed swaps
      Generic                   $ 400  $3,250  $2,850  $  600   $ -   $    -    $7,100    $6,800
      Index amortizing            132      -       -        -     -        -       132       149

    Weighted average: (1)
      Receive rate               6.28%   5.68%   7.14%  10.01%    -%       -%     6.66%     6.36%
      Pay rate                   6.13%   6.09%   7.58%   8.86%    -%       -%     6.91%     6.71%

Fixed rate asset designation:
    Pay fixed swaps
      Generic                   $  11  $    -  $    -  $    -   $ -   $    -    $   11    $   13
      Index amortizing              6       -       -       -     -        -         6         7
      Amortizing                    -       -       2       -     -        -         2         2

    Weighted average: (1)
      Receive rate               6.07%      -%   5.36%      -%    -%       -%     6.01%     6.37%
      Pay rate                   5.93%      -%   6.05%      -%    -%       -%     5.94%     5.93%

Fixed Rate Deposit
Designation:
    Receive fixed swaps
      Generic                   $  46  $   88  $    1 $     -   $ -   $    -    $  135    $   10

  Weighted average:(1)
    Receive rate                 5.40%   6.93%   7.05%      -%    -%       -%     6.42%     5.16%
    Pay rate                     2.44%   6.15%   6.15%      -%    -%       -%     4.85%     5.01%

Medium- and long-term debt
designation:
  Generic receive fixed swaps   $ 200  $    -  $  150  $    -   $ -   $1,150    $1,500    $1,500

    Weighted average: (1)
      Receive rate               6.91%      -%   7.37%     -%     -%    6.79%     6.86%     6.86%
      Pay rate                   6.10%      -%   6.09%     -%     -%    6.15%     6.14%     5.95%

  Floating/floating swaps       $  37  $    -  $    -  $   -    $ -   $    -    $   37    $   37

    Weighted average: (2)
      Receive rate               6.47%      -%      -%     -%     -%       -%     6.47%     5.93%
      Pay rate                   6.03%      -%      -%     -%     -%       -%     6.03%     6.19%

Total notional amount           $ 832  $3,338  $3,003  $ 600    $ -   $1,150    $8,923    $8,518
-------------------------------------------------------------------------------------------------
(1)  Variable rates are based on LIBOR, CDOR or prime rates paid or received at March 31, 2000.
(2)  Variable rates paid are based on LIBOR at March 31, 2000, while variable rates received are based on the two-year Constant Treasury Maturity Rate.
-------------------------------------------------------------------------------------------------

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

                                                          Customer-Initiated
                                    Risk Management            and Other
                                 ---------------------   ---------------------
                                 Interest    Foreign     Interest    Foreign
                                 Rate        Exchange    Rate        Exchange
(in millions)                    Swaps       Contracts   Contracts   Contracts
                                 ---------------------   ---------------------
Balances at December 31, 1999    $ 8,518     $ 1,213     $ 563       $    579

Additions                            736       3,550       132         10,759
Maturities/amortizations            (331)     (3,494)      (24)       (10,682)
                                 -------     -------     -----       --------
Balances at March 31, 2000       $ 8,923     $ 1,269     $ 671       $    656
                                 =======     =======     =====       ========


         Additional information regarding the nature, terms and associated risks of the above off-balance sheet derivatives and foreign exchange contracts, along with information on derivative accounting policies, can be found in the Corporation's 1999 annual report on page 38 and in Notes 1 and 18 to the consolidated financial statements.

Note 7 - Business Segment Information

         The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. Lines of business results are produced by the Corporation's internal management

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 7 - Business Segment Information (continued)

accounting system. This system measures financial results based on the internal organizational structure of the Corporation; information presented is not necessarily comparable with any other financial institution. Lines of business/segment financial results for the three months ended March 31, 2000 and 1999 are presented below.


Three Months Ended March 31

                           Business          Individual         Investment
                              Bank              Bank               Bank*
----------------------------------------------------------------------------
(dollar amounts
 in millions)            2000      1999     2000     1999      2000     1999
----------------------------------------------------------------------------
Average assets        $27,941   $25,127   $7,031   $6,967   $   405   $  230
Total revenues (FTE)      273       238      293      235        63       41
Net income                111        75       93       57         6        2

Return on average
  assets                 1.59%     1.20%    2.02%    1.27%     5.89%    3.82%
Return on average
  common equity         22.68%    20.08%   49.73%   32.48%     7.72%    4.57%

                            Finance             Other             Total
----------------------------------------------------------------------------
                         2000      1999     2000     1999      2000     1999
----------------------------------------------------------------------------
Average assets        $ 4,063   $ 3,971   $ (151)   $(212)  $39,289  $36,083
Total revenues (FTE)       (2)       13        -        -       627      527
Net income                 (2)        8      (30)      17       178      159

Return on average
  assets                (0.05)%    0.24%     N/M      N/M      1.81%    1.76%
Return on average
  common equity         (2.08)%    9.39%     N/M      N/M     21.35%   21.90%


 * Net income was reduced by charges for fees internally transferred to other lines of business for referrals to the Investment Bank. If excluded, Investment Bank net income would have been $9 million and $4 million, and return on average common equity would have been 10.91% and 7.60%, in 2000 and 1999, respectively.

N/M - Not Meaningful

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 7 - Business Segment Information (continued)

For a description of the business activities of each line of business and the methodologies which form the basis for these results, refer to Note 22 to the consolidated financial statements in the Corporation's 1999 annual report. The financial results for Munder Capital Management, the Corporation's investment advisory subsidiary, are included in results of the Investment Bank. Prior to 2000, the financial results for Munder were included in the Other category. For comparability purposes, 1999 results for the Investment Bank and the Other category have been restated to reflect this change in the organizational structure of the Corporation.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 8 - Nonowner Changes in Equity
     Nonowner changes in equity include the change in unrealized gains and losses on investment securities available for sale and the change in the accumulated foreign currency translation adjustment. The Consolidated Statements of Changes in Shareholders' Equity include only the combined, net of tax, nonowner changes in equity. The following presents reconciliations of the components of accumulated nonowner changes in equity for the three months ended March 31, 2000 and 1999.

                                                                              Three Months Ended
                                                                                   March 31
                                                                             --------------------
                                                                               2000        1999
                                                                             --------    --------
(in thousands)
Net unrealized gains (losses) on
  investment securities available for sale:
    Balance at beginning of year                                             $(32,717)    $(7,688)
    Net unrealized holding gains (losses)
      arising during the period                                               (12,542)      5,946
    Less:  Reclassification adjustment for
      gains (losses) included in net income                                       253       1,202
                                                                             --------     -------
    Change in net unrealized gains (losses)
      before income taxes                                                     (12,795)      4,744
    Provision for income taxes                                                 (4,414)      1,349
                                                                             --------     -------
    Change in net unrealized gains (losses)
      on investment securities available
      for sale, net of tax                                                    ( 8,381)      3,395
                                                                             --------     -------
    Balance at March 31                                                      $(41,098)    $(4,293)

Accumulated foreign currency translation adjustment:
    Balance at beginning of year                                             $  1,015     $ 1,233
    Net translation gains (losses) arising
      during the period                                                        (2,781)       (857)
    Less:  Reclassification adjustment for
      gains (losses) included in net income                                         -           -
                                                                             --------     -------
    Change in translation adjustment before
      income taxes                                                             (2,781)       (857)
    Provision for income taxes                                                      -           -
                                                                             --------     -------
    Change in foreign currency translation
      adjustment, net of tax                                                   (2,781)       (857)
                                                                             --------     -------
    Balance at March 31                                                      $ (1,766)    $   376

                                                                             --------     -------
Total accumulated nonowner changes in
  equity, net of taxes, at March 31                                          $(42,864)    $(3,917)
                                                                             ========     =======

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     Net income for the quarter ended March 31, 2000, was $178 million, up $19 million, or 12 percent, from $159 million reported for the first quarter of 1999. Diluted net income per share increased 12 percent to $1.10 from $0.98 a year ago. Return on average common shareholders' equity was 21.35 percent and return on average assets was 1.81 percent, compared to 21.90 percent and 1.76 percent, respectively, for the comparable quarter last year.

Net Interest Income

     The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended March 31, 2000. On a FTE basis, net interest income was $406 million for the three months ended March 31, 2000, an increase of $36 million, or 10 percent, from the comparable quarter in 1999. The increase in net interest income was primarily due to a 12 percent increase in average corporate loans and an increase in average common shareholders' equity. The net interest margin for the three months ended March 31, 2000, was 4.47 percent, a decrease of 4 basis points from 4.51 percent for the first quarter of 1999. The decrease in the net interest margin was primarily due to a reduction in net interest rate swap income and a greater reliance on medium- and long-term debt in the mix of interest-bearing liabilities. This was partially offset by an increase in the impact of net noninterest-bearing sources of funds. With core deposit balances growing at rates slower than earning assets, a greater reliance on purchased funds is expected, which will gradually reduce the margin.
     Interest rate swaps permit management to control the sensitivity of net interest income to fluctuations in interest rates in a manner similar to on-balance sheet investment securities but without significant impact to capital or liquidity. These instruments are designated against certain assets and liabilities, therefore, their impact on net interest income is generally offset by and should be considered in relation to the level of net interest income generated by the related on-balance sheet assets and liabilities.

     In addition to using interest rate swaps and other off-balance sheet instruments to control exposure to interest rate risk, management attempts to evaluate the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At March 31, 2000, the Corporation was in an asset sensitive position of $773 million (on an elasticity adjusted basis), or two percent of earning assets. The earnings simulation analysis performed at the end of the quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at March 31, 2000, for a 200 basis point decline in short-term interest rates identified approximately $36 million, or two percent, of forecasted net interest income at risk during the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income at risk would be approximately $16 million, or one percent. The results of these simulations are within established corporate policy guidelines.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)

                                                      Three Months Ended
                                 -------------------------------------------------------------
                                        March 31, 2000                   March 31, 1999
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(dollar amounts in millions)     Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $33,207       $694      8.41%   $30,581       $587      7.77%
Investment securities              2,672         49      7.18      2,546         42      6.55
Other earning assets                 539         18     12.96         99          2      8.21
----------------------------------------------------------------------------------------------
   Total earning assets           36,418        761      8.38     33,226        631      7.68

Interest-bearing deposits         17,121        169      3.97     16,494        150      3.68
Short-term borrowings              3,482         53      6.06      3,769         45      4.88
Medium- and long-term debt         8,444        130      6.18      6,103         85      5.59
Net interest rate swap (income)/
  expense (1)                          -          3         -          -        (19)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $29,047        355      4.91    $26,366        261      4.00
                                               --------------                  ---------------
Net interest income/
  Rate spread (FTE)                            $406      3.47                  $370      3.68
                                               ====                            ====

FTE adjustment                                 $  1                            $  1
                                               ====                            ====
Impact of net noninterest-bearing
  sources of funds                                       1.00                            0.83
----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.47%                           4.51%
==============================================================================================

(1) After allocation of the income or expense generated by interest rate swaps for the three months ended March 31, 2000, to the related assets and liabilities, the average yield on total loans was 8.33 percent as of March 31, 2000, compared to 7.97 percent a year ago. The average cost of funds for medium- and long-term debt was 6.05 percent as of March 31, 2000, compared to 5.33 percent a year earlier.

                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
                                              Rate      Volume*  (Decrease)
(in millions)                              ---------- ---------- ----------
Loans                                         $ 52      $  55     $  107
Investment securities                            5          2          7
Other earning assets                             1         15         16
                                             ------------------------------
   Total earning assets                         58         72        130

Interest-bearing deposits                       10          9         19
Short-term borrowings                           12         (4)         8
Medium- and long-term debt                      10         35         45
Net interest rate swap
  (income)/expense                              22          -         22
                                             ------------------------------
   Total interest-bearing sources               54         40         94
                                             ------------------------------

Net interest income/Rate spread (FTE)        $   4       $ 32     $   36
                                             ==============================

* Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

     The provision for credit losses was $55 million for the first quarter of 2000, compared to $20 million for the same period in 1999. The Corporation establishes this provision to maintain an adequate allowance for credit losses, which is discussed in the section entitled "Allowance for Credit Losses and Nonperforming Assets."

Noninterest Income

     Noninterest income was $221 million for the three months ended March 31, 2000, an increase of $64 million, or 41 percent, over the same period in 1999. During the first quarter of 2000, the Corporation announced an alliance to provide third party credit card and check-accessed line of credit services to the Corporation's customers and sold $457 million of revolving check credit and bankcard loans. A gain of approximately $30 million, net of costs incurred as a result of the sale and the estimated fair value of recourse obligations inherent in the agreement, was recognized in noninterest income in the first quarter 2000. Excluding the $30 million gain, noninterest income increased 21 percent in the first quarter of 2000, compared to the first quarter of 1999. Strong investment advisory fee growth of $23 million at Munder Capital Management contributed to growth in noninterest income.

Noninterest Expenses

     Noninterest expenses were $296 million for the first quarter ended March 31, 2000, an increase of $33 million, or 12 percent, from the first quarter of 1999. Salaries and benefits expense increased in the first quarter of 2000 over the same quarter a year ago, due primarily to annual merit increases and higher levels of revenue-related incentives.

Provision for Income Taxes

     The provision for income taxes for the first quarter of 2000 totaled

$97 million, an increase of 16 percent compared to $83 million reported for the same period a year ago. The effective tax rate was 35 percent for the first quarter of 2000 and 34 percent for the first quarter of 1999.

Financial Condition

     Total assets were $39.7 billion at March 31, 2000, compared with $36.4 billion at March 31, 1999. The Corporation has continued to generate growth in corporate loans in 2000. Since December 31, 1999, domestic commercial loans have increased $817 million, or four percent, real estate construction loans have increased $162 million, or nine percent, and commercial mortgage loans have increased $207 million, or four percent. Short-term investments decreased $409 million from year-end 1999, due primarily to the sale of bankcard and revolving check credit loans mentioned previously, which were classified as held for sale at December 31, 1999.

     Total liabilities increased $916 million, or three percent, since December 31, 1999 to $36.1 billion. Total deposits remained stable and totaled $23.3 billion at March 31, 2000 and December 31, 1999. Total short-term borrowings increased $1.6 billion since year-end 1999 while medium- and long-term debt decreased $679 million, or eight percent.

Allowance for Credit Losses and Nonperforming Assets

     The allowance for credit losses represents management's assessment of probable losses inherent in the Corporation's loan portfolio, including all binding commitments to lend. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent but that have not been specifically identified. The Corporation allocates the allowance for credit losses to each loan category based on a defined methodology which has been in use, without material change, for several years. Internal risk ratings are assigned to each corporate loan at the time of approval and are subject to subsequent periodic reviews by the senior management of the Credit Policy Group. Corporate loans are defined as those belonging to the commercial, international, real estate construction, commercial mortgage and lease financing categories. A detailed credit quality review is performed quarterly on large corporate loans which have deteriorated below certain levels of credit risk. A specific portion of the allowance is allocated to such loans based upon this review. The portion of the allowance allocated to the remaining corporate loans is determined by applying projected loss ratios to each risk rating based on numerous factors identified below. The portion of the allowance allocated to consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, geographic dispersion of borrowers, and trends with respect to past due and nonaccrual amounts. The allocated reserve was $271 million at March 31, 2000 and year-end 1999.

    Actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of historical loss ratios. To ensure a higher degree of confidence, an unallocated allowance is also maintained. The unallocated portion of the loss reserve reflects management's view that the reserve should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgement. Factors which were considered in the evaluation of the adequacy of the Corporation's unallocated reserve include portfolio exposures to the healthcare, high technology and energy industries, customers engaged in sub-prime lending, as well as Indonesian and Latin American transfer risks and the risk associated with new customer relationships. The unallocated allowance was $232 million at

March 31, 2000, an increase of $27 million from December 31, l999. This increase in the unallocated allowance was primarily due to increases in loan balances to healthcare customers and increased risk in the energy sector due to the volatility of energy prices.

     Management also considers industry norms and the expectations from rating agencies and banking regulators in determining the adequacy of the allowance. The total allowance, including the unallocated amount, is available to absorb losses from any segment of the portfolio.

     At March 31, 2000, the allowance for credit losses was $503 million, an increase of $27 million since December 31, 1999. The allowance as a percentage of total loans was 1.49 percent, compared to 1.46 percent at December 31, 1999. As a percentage of nonperforming assets, the allowance was 264 percent at March 31, 2000, versus 262 percent at year-end 1999.

     Net charge-offs for the first quarter of 2000 were $29 million, or 0.34 percent of average total loans, compared with $19 million, or 0.25 percent, for the year-earlier quarter. An analysis of the allowance for credit losses is presented in Note 5 to the year-end 1999 consolidated financial statements.

     Nonperforming assets increased $9 million, or five percent, since December 31, 1999, and were categorized as follows:

                                      March 31,             December 31,
                                          2000                     1999
(in thousands)                      -------------           ------------

Nonaccrual loans:
   Commercial                    $    127,974            $  110,606
   International                       36,482                44,046
   Real estate construction               249                   249
   Commercial mortgage                  8,289                 9,620
   Residential mortgage                   509                   572
                                 ------------           -----------
     Total nonaccrual loans           173,503               165,093
Reduced-rate loans                      6,905                 7,347
                                 ------------           -----------
     Total nonperforming
       loans                          180,408               172,440
Other real estate                      10,422                 9,595
                                 ------------           -----------
     Total nonperforming
       assets                    $    190,830            $  182,035
                                 ============            ==========
Loans past due 90 days or more   $     39,523            $   47,676
                                 ============            ==========

     The increase in commercial nonaccrual loans from December 31, 1999, was primarily related to a customer in the energy industry. Nonperforming assets as a percentage of total loans and other real estate were 0.56 percent at March 31, 2000 and December 31, 1999.

Capital

     Common shareholders' equity increased $102 million from December 31, 1999 to March 31, 2000, excluding nonowner changes in equity. The increase was primarily due to the retention of $111 million in earnings and a $4 million increase related to employee stock plan activity, offset by a $13 million decrease in equity from stock repurchase activity.

     Capital ratios exceed minimum regulatory requirements as follows:

                                             March 31,      December 31,
                                                 2000              1999
                                          -------------    ------------

Leverage ratio (3.00 - minimum)               8.24%            8.39%
Tier 1 risk-based capital ratio
  (4.0 - minimum)                             6.88             6.95
Total risk-based capital ratio
  (8.0 - minimum)                            10.63            10.72

     At March 31, 2000, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of "well capitalized" institutions as defined in the final rule under FDICIA.

Other Matters

     The Corporation initiated an extensive enterprise-wide and centrally managed project to prepare its computer systems, applications and infrastructure for year 2000 readiness. The year 2000 team included the active involvement of senior executives as well as seasoned project managers and business unit liaisons from throughout the Corporation. To date, the Corporation has experienced no known significant system, supplier or customer failures attributable to the year 2000 date change. The cost of the Corporation's year 2000 project included internal and external development costs, asset impairment write-offs and the cost of software and hardware for systems that were not ready or would not have been ready by the year 2000. The year 2000 project cost, both internal and external, totaled approximately $50 million. Of the $50 million incurred, $12 million was for capital assets which the Corporation is expensing over their useful lives. The project was staffed with external resources as well as internal staff redeployed from less time-sensitive assignments. The redeployment of existing staff did not have a material adverse effect on the Corporation's business, results of operations or financial position.

     This report includes forward-looking statements based on management's current expectations and/or the assumptions made in the earnings simulation analyses. Numerous factors could cause variances in these projections and their underlying assumptions, such as changes in interest rates, the industries where the Corporation has a concentration of loans, changes in the level of fee income, the impact of the Internet on banking, the entry of new competitors into the banking industry as a result of the enactment of the Gramm-Leach-Bliley Act of 1999, changing economic conditions and continuing consolidations in the banking industry.

PART II.  OTHER INFORMATION
ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (11)  Statement re: Computation of Earnings Per Share
         (27)  Financial Data Schedule

(b)      Reports on Form 8-K

         The Corporation did not file any reports on Form 8-K during the three months ended March 31, 2000.

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


                                       COMERICA INCORPORATED
                                       --------------------------------------
                                       (Registrant)




                                       /s/Ralph W. Babb, Jr.
                                       --------------------------------------
                                       Ralph W. Babb Jr.
                                       Vice Chairman and Chief Financial Officer







Date: May 15, 2000

                                 Exhibit Index
                                 -------------




Exhibit No.              Description
-----------              -----------

   11                    Statement re: Computation of Earnings Per Share

   27                    Financial Data Schedule