Form 10-Q
period 2000-06-30
COMERICA INC /NEW/
filed 2000-08-11
CIK 28412

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2000

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

         $5 par value common stock:
             outstanding as of July 31, 2000: 156,496,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries


                                                            June 30,            December 31,              June 30,
(In thousands, except share data)                              2000                    1999                  1999
                                                        -----------             -----------           -----------
ASSETS
Cash and due from banks                                 $ 1,743,552             $ 1,201,990           $ 1,535,721

Short-term investments                                      257,106                 612,959                85,182

Investment securities available
  for sale                                                2,657,916               2,739,464             2,345,236

Commercial loans                                         22,263,002              20,654,658            19,647,781
International loans                                       2,612,539               2,573,003             2,629,303
Real estate construction loans                            2,046,117               1,709,261             1,377,101
Commercial mortgage loans                                 5,060,847               4,774,052             4,536,512
Residential mortgage loans                                  827,545                 870,029               903,189
Consumer loans                                            1,399,801               1,350,725             1,800,840
Lease financing                                             791,550                 761,550               671,525
                                                        -----------             -----------           -----------

     Total loans                                         35,001,401              32,693,278            31,566,251
Less allowance for credit losses                           (520,582)               (476,470)             (460,397)
                                                        -----------             -----------           -----------

     Net loans                                           34,480,819              32,216,808            31,105,854

Premises and equipment                                      317,601                 330,728               345,298
Customers' liability on acceptances
  outstanding                                                23,964                  43,810                15,164
Accrued income and other assets                           1,584,520               1,507,573             1,518,032
                                                        -----------             -----------           -----------
     TOTAL ASSETS                                       $41,065,478             $38,653,332           $36,950,487
                                                        ===========             ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits                            $ 6,794,918             $ 6,136,038           $ 6,515,942
Interest-bearing deposits                                18,518,091              17,155,365            15,837,640
                                                        -----------             -----------           -----------

     Total deposits                                      25,313,009              23,291,403            22,353,582
Federal funds purchased and
  securities sold under
  agreements to repurchase                                1,524,198               1,332,397             2,833,235
Other borrowed funds                                      1,826,838               1,435,634               912,330
Acceptances outstanding                                      23,964                  43,810                15,164
Accrued expenses and other
  liabilities                                               468,377                 495,587               357,712
Medium- and long-term debt                                8,214,808               8,579,857             7,231,275
                                                        -----------             -----------           -----------

     Total liabilities                                   37,371,194              35,178,688            33,703,298

Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
    6/30/00, 12/31/99 and 6/30/99                           250,000                 250,000               250,000
Common stock - $5 par value:
  Authorized - 325,000,000 shares
  Issued-157,233,107 shares at
    6/30/00, 12/31/99 and 6/30/99                           786,166                 786,166               786,166
Capital surplus                                              37,103                  35,092                31,946
Accumulated nonowner changes in equity                      (35,245)                (31,702)              (26,058)
Retained earnings                                         2,704,088               2,485,204             2,271,378
Deferred compensation                                        (4,390)                 (2,955)               (4,107)
Less cost of common stock in
  treasury- 761,318 shares at
  6/30/00, 715,496 shares at
  12/31/99 and 942,715 shares
  at 6/30/99                                                (43,438)                (47,161)              (62,136)
                                                        -----------             -----------           -----------

     Total shareholders' equity                           3,694,284               3,474,644             3,247,189
                                                        -----------             -----------           -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                             $41,065,478             $38,653,332           $36,950,487
                                                        ===========             ===========           ===========

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries


                                                               Three Months Ended                      Six Months Ended
                                                                    June 30                                 June 30
                                                             ---------------------------         -------------------------------
(In thousands, except per share data)                            2000               1999               2000                 1999
                                                             --------           --------         ----------           ----------
INTEREST INCOME
Interest and fees on loans                                   $752,057           $600,325         $1,445,897           $1,186,687

Interest on investment securities:
  Taxable                                                      44,566             37,906             92,369               77,623
  Exempt from federal income tax                                  748              1,261              1,551                2,636
                                                             --------           --------         ----------           ----------
         Total interest on investment
           securities                                          45,314             39,167             93,920               80,259
Interest on short-term investments                              5,167              2,009             22,586                3,990
                                                             --------           --------         ----------           ----------
         Total interest income                                802,538            641,501          1,562,403            1,270,936

INTEREST EXPENSE
Interest on deposits                                          186,219            139,807            355,390              289,481
Interest on short-term borrowings                              64,792             43,406            117,251               88,778
Interest on medium- and long-term debt                        127,538             96,283            257,490              180,714
Net interest rate swap (income)/expense                         9,156            (17,637)            12,496              (36,511)
                                                             --------           --------         ----------           ----------
         Total interest expense                               387,705            261,859            742,627              522,462
                                                             --------           --------         ----------           ----------
         Net interest income                                  414,833            379,642            819,776              748,474
Provision for credit losses                                    34,000             28,000             89,000               48,000
                                                             --------           --------         ----------           ----------
         Net interest income after
           provision for credit losses                        380,833            351,642            730,776              700,474

NONINTEREST INCOME
Fiduciary and investment management
  income                                                       76,875             59,839            155,903              114,782
Service charges on deposit accounts                            45,466             42,520             89,358               84,218
Commercial lending fees                                        11,430             11,315             22,645               21,211
Letter of credit fees                                          11,175              9,020             21,869               17,511
Securities gains                                                1,110                690              1,363                1,892
Other noninterest income                                       53,614             71,267            129,229              111,931
                                                             --------           --------         ----------           ----------
         Total noninterest income                             199,670            194,651            420,367              351,545

NONINTEREST EXPENSES
Salaries and employee benefits                                164,999            162,567            333,000              315,050
Net occupancy expense                                          24,108             23,975             49,062               47,069
Equipment expense                                              14,611             15,442             29,685               30,293
Outside processing fee expense                                 12,363             12,341             24,695               25,195
Other noninterest expenses                                     79,782             74,555            155,444              134,687
                                                             --------           --------         ----------           ----------
         Total noninterest expenses                           295,863            288,880            591,886              552,294
                                                             --------           --------         ----------           ----------
Income before income taxes                                    284,640            257,413            559,257              499,725
Provision for income taxes                                     99,089             90,031            195,990              173,231
                                                             --------           --------         ----------           ----------
NET INCOME                                                   $185,551           $167,382         $  363,267           $  326,494
                                                             ========           ========         ==========           ==========
Net income applicable to common stock                        $181,276           $163,107         $  354,717           $  317,944
                                                             ========           ========         ==========           ==========
Basic net income per common share                            $   1.16           $   1.04         $     2.27           $     2.04
Diluted net income per common share                          $   1.15           $   1.03         $     2.25           $     2.01

Cash dividends declared on common stock                      $ 62,451           $ 56,181         $  124,970           $  112,330
Dividends per common share                                   $   0.40           $   0.36         $     0.80           $     0.72

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries


                               Nonredeem-                         Accumulated
                                 able                              Nonowner                                           Total
                               Preferred   Common      Capital     Changes    Retained    Deferred      Treasury     Shareholders'
(in thousands)                 Stock       Stock       Surplus     in Equity  Earnings    Compensation  Stock        Equity
                               ---------   ---------   ---------  ----------  ----------  ------------  ---------    -------------
BALANCES AT JANUARY 1, 1999    $250,000    $786,165    $  24,649  $  (6,455)  $2,086,589   $  (5,202)   $ (89,133)   $3,046,613
Net income for 1999                   -           -            -          -      326,494           -            -       326,494
Nonowner changes in equity,
  net of tax                          -           -            -    (19,603)           -           -            -       (19,603)
                                                                                                                     ----------
Net income and nonowner
  changes in equity                   -           -            -          -            -           -            -       306,891
Cash dividends declared:
  Preferred stock                     -           -            -          -       (8,550)          -            -        (8,550)
  Common stock                        -           -            -          -     (112,330)          -            -      (112,330)
Purchase of 44,082 shares
  of common stock                     -           -            -          -            -           -       (2,885)       (2,885)
Net issuance of common stock
  under employee stock plans          -           1        7,297          -      (20,825)        (44)      29,882        16,311
Amortization of deferred
  compensation                        -           -            -          -            -       1,139            -         1,139
                               --------    --------    ---------  ---------   ----------   ---------    ---------    ----------
BALANCES AT JUNE 30, 1999      $250,000    $786,166    $  31,946  $ (26,058)  $2,271,378   $  (4,107)   $ (62,136)   $3,247,189
                               ========    ========    =========  =========   ==========   =========    =========    ==========

BALANCES AT JANUARY 1, 2000    $250,000    $786,166    $  35,092  $ (31,702)  $2,485,204   $  (2,955)   $ (47,161)   $3,474,644
Net income for 2000                   -           -            -          -      363,267           -            -       363,267
Nonowner changes in equity,
  net of tax                          -           -            -     (3,543)           -           -            -        (3,543)
                                                                                                                     ----------
Net income and nonowner
  changes in equity                   -           -            -          -            -           -            -       359,724
Cash dividends declared:
  Preferred stock                     -           -            -          -       (8,550)          -            -        (8,550)
  Common stock                        -           -            -          -     (124,970)          -            -      (124,970)
Purchase of 331,362 shares
  of common stock                     -           -            -          -            -           -      (13,112)      (13,112)
Net issuance of common stock
  under employee stock plans          -           -        2,011          -      (10,863)     (2,681)      16,835         5,302
Amortization of deferred
  compensation                        -           -            -          -            -       1,246            -         1,246
                               --------    --------    ---------  ---------   ----------   ---------    ---------    ----------
BALANCES AT JUNE 30, 2000      $250,000    $786,166    $  37,103  $ (35,245)  $2,704,088   $  (4,390)   $ (43,438)   $3,694,284
                               ========    ========    =========  =========   ==========   =========    =========    ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries


                                                                            Six Months Ended
                                                                                 June 30
                                                                   ------------------------------------
(in thousands)                                                             2000                    1999
                                                                   ------------             -----------
OPERATING ACTIVITIES:
   Net income                                                      $   363,267              $   326,494
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for credit losses                                      89,000                   48,000
       Depreciation                                                     27,631                   28,340
       Net increase in trading account securities                      (54,562)                  (1,031)
       Net decrease in assets held for sale                             13,136                   24,705
       Net increase in accrued income receivable                       (20,891)                 (27,023)
       Net decrease in accrued expenses                                (59,447)                  (2,083)
       Net amortization of intangibles                                  17,935                   16,937
       Other, net                                                      (26,762)                 (22,964)
                                                                   -----------              -----------
          Total adjustments                                            (13,960)                  64,881
                                                                   -----------              -----------
           Net cash provided by
                 operating activities                                  349,307                  391,375

INVESTING ACTIVITIES:
   Net increase in interest-bearing deposits
     with banks                                                           (209)                 (13,484)
   Net (increase) decrease in federal funds sold and
     securities purchased under agreements
     to resell                                                         (59,273)                  14,268
   Proceeds from sale of investment securities
     available for sale                                                  9,086                    3,539
   Proceeds from maturity of investment
     securities available for sale                                     236,424                  418,262
   Purchases of investment securities
     available for sale                                               (175,936)                 (82,769)
   Net increase in loans                                            (2,353,011)              (1,001,400)
   Fixed assets, net                                                   (14,504)                 (20,988)
   Net (increase) decrease in customers' liability
     on acceptances outstanding                                         19,846                   (2,829)
   Net cash provided by acquisitions/sales                             445,274                       --
                                                                   -----------              -----------
               Net cash used in investing activities                (1,892,303)                (685,401)

FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                               2,021,606               (1,959,551)
   Net increase in short-term borrowings                               583,005                  165,412
   Net increase (decrease) in acceptances
      outstanding                                                      (19,846)                   2,829
   Proceeds from issuance of medium- and
     long-term debt                                                  3,590,873                3,525,000
   Repayments and purchases of medium- and
     long-term debt                                                 (3,955,922)              (1,575,984)
   Proceeds from issuance of common stock
     and other capital transactions                                      5,302                   16,355
   Purchase of common stock for treasury                               (13,112)                  (2,885)
   Dividends paid                                                     (127,348)                (114,529)
                                                                   -----------              -----------
           Net cash provided by
                 financing activities                                2,084,558                   56,647
                                                                   -----------              -----------
Net increase (decrease) in cash and due
  from banks                                                           541,562                 (237,379)
Cash and due from banks at beginning of year                         1,201,990                1,773,100
                                                                   -----------              -----------
Cash and due from banks at end of period                           $ 1,743,552              $ 1,535,721
                                                                   ===========              ===========
Interest paid                                                      $   732,294              $   525,878
                                                                   ===========              ===========
Income taxes paid                                                  $   204,500              $   148,621
                                                                   ===========              ===========
Noncash investing and financing activities:
   Loan transfers to other real estate                             $     3,266              $     3,643
                                                                   ===========              ===========

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Comerica Incorporated and Subsidiaries (the "Corporation") on Form 10-K for the year ended December 31, 1999.

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

         In June 2000, the FASB issued Statement No. 138, "Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." Statement 138 addressed a limited number of implementation issues that required specific amendments to Statement 133. The Corporation expects to adopt Statement 133, as amended, effective January 1, 2001. The Corporation is in the process of assessing what the effect of Statement 133 will be on the earnings and financial position of the Corporation.

Note 2 - Investment Securities

         At June 30, 2000, investment securities having a carrying value of $1.7 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $53 million.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 3 - Allowance for Credit Losses

         The following analyzes the changes in the allowance for credit losses included in the consolidated balance sheets:


(in thousands)                                            2000                       1999
                                                     ---------                  ---------

Balance at January 1                                 $ 476,470                  $ 452,409
Charge-offs                                            (53,055)                   (52,127)
Recoveries                                               8,207                     12,089
                                                     ---------                  ---------
  Net charge-offs                                      (44,848)                   (40,038)
Provision for credit losses                             89,000                     48,000
Foreign currency translation
 adjustment                                                (40)                        26
                                                     ---------                  ---------
Balance at June 30                                   $ 520,582                  $ 460,397
                                                     =========                  =========



         Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $194 million and $186 million for the quarter and six months ended June 30, 2000, compared to $137 million and $134 million for the comparable periods last year. The following are period-end balances:


(in thousands)                                        June 30, 2000             December 31, 1999
                                                      -------------             -----------------
Total impaired loans                                     $217,591                    $159,165
Impaired loans requiring
   an allowance                                           215,302                     155,828
Impairment allowance                                       60,060                      51,753




Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 4 - Medium- and Long-term Debt

         Medium- and long-term debt consisted of the following at June 30, 2000 and December 31, 1999:


(in thousands)                                             June 30, 2000         December 31, 1999
                                                           -------------         -----------------
Parent Company
7.25% subordinated notes due 2007                           $  157,982                 $ 158,543


Subsidiaries
Subordinated notes:
7.25% subordinated notes due 2007                              198,602                   198,502
7.875% subordinated notes due 2026                             172,784                   173,217
8.375% subordinated notes due 2024                             155,180                   155,287
7.25% subordinated notes due 2002                              149,639                   149,561
6.875% subordinated notes due 2008                             103,502                   103,729
7.125% subordinated notes due 2013                             154,661                   154,834
6.00% subordinated notes due 2008                              248,123                   248,010
                                                            ----------                ----------
       Total subordinated notes                              1,182,491                 1,183,140

Medium-term notes:
Floating rate based on Treasury
  indices                                                       37,000                    37,000
Floating rate based on Prime indices                           121,000                 1,224,993
Floating rate based on LIBOR indices                         6,702,419                 5,762,320
Fixed rate notes with interest rate
 of 6.65%                                                            -                   199,944
                                                            ----------                ----------
       Total medium-term notes                               6,860,419                 7,224,257
Notes payable                                                   13,916                    13,917
                                                            ----------                ----------
       Total subsidiaries                                    8,056,826                 8,421,314
                                                            ----------                ----------
       Total medium- and long-term debt                     $8,214,808                $8,579,857
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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts


                                       June 30, 2000                      December 31, 1999
                               ------------------------------       ------------------------------
                               Notional/                            Notional/
                               Contract   Unrealized    Fair        Contract   Unrealized    Fair
                               Amount    Gains  Losses  Value       Amount    Gains  Losses  Value
(in millions)                  (1)       (2)            (3)         (1)       (2)            (3)
                               ------------------------------       ------------------------------
Risk Management
Interest rate contracts:
  Caps and floors purchased    $    10   $  -  $   -   $   -        $     -   $  -  $   -    $   -
  Swaps                         10,391     28   (178)   (150)         8,518     17   (172)    (155)
Foreign exchange contracts:
  Spot, forward and options        915      7     (3)      4          1,098     33    (23)      10
  Swaps                            115      -    (10)    (10)           115      -     (5)      (5)
                               -------   ----  -----   -----        -------   ----  -----    -----
  Total risk management         11,431     35   (191)   (156)         9,731     50   (200)    (150)

Customer-Initiated and Other
Interest rate contracts:
  Caps and floors written          207      -     (1)     (1)           166      -     (1)      (1)
  Caps and floors purchased        186      -      -       -            141      1      -        1
  Swaps                            291      3     (3)      -            256      2     (2)       -
Foreign exchange contracts:
  Spot, forward and options      1,257     23    (18)      5            579     14    (11)       3
  Swaps                             50      2      -       2              -      -      -        -
                               -------   ----  -----   -----        -------   ----  -----    -----
  Total customer-initiated
    and other                    1,991     28    (22)      6          1,142     17    (14)       3
                               -------   ----  -----   -----        -------   ----  -----    -----
  Total derivatives and
    foreign exchange contracts $13,422   $ 63  $(213)  $(150)       $10,873   $ 67  $(214)   $(147)
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

         As an end-user, the Corporation mainly accesses the interest rate markets to obtain off-balance sheet derivative instruments for use principally in connection with asset and liability management activities. The Corporation principally utilizes interest rate swaps with the objective of mitigating adverse impacts to net interest income from changes in interest rates. To accomplish this objective, the Corporation uses interest rate swaps primarily to modify the interest rate characteristics of certain assets and liabilities (for example, from a floating rate to a fixed rate, a fixed rate to a floating rate or from one floating rate index to another). Management believes this strategy achieves an optimal match between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although there can be no assurance that such a strategy will be successful.

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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

         The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of June 30, 2000. The swaps are grouped by the assets or liabilities to which they have been designated.

         At June 30, 2000 and December 31, 1999, the notional amounts of commitments to purchase and sell U.S. Treasury and municipal bond securities related to the Corporation's trading account totaled $64 million and $4 million, respectively. These commitments, which are similar in nature to forward contracts, are not reflected in the preceding table due to the immaterial impact they have on the financial statements.

Customer-Initiated and Other

         The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts and interest rate caps, floors and swaps to accommodate the needs of customers requesting such services. The Corporation minimizes market risk arising from customer-initiated foreign exchange contracts by entering into offsetting transactions. Average fair values and income from customer-initiated and other foreign exchange contracts were not material for the six-month period ended June 30, 2000 and for the year ended December 31, 1999.

         Customer-initiated interest rate caps, floors and swaps generally are not offset by other on- or off-balance sheet financial instruments; however, the Corporation has established authority limits for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not material for the six-month period ended June 30, 2000 and for the year ended December 31, 1999.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

----------------------------------------------------------------------------------------------------------------
Remaining Expected Maturity of Risk Management Interest Rate Swaps:
                                                                                      2005-            Dec. 31,
(dollar amounts in millions)             2000     2001     2002      2003    2004     2026    Total       1999
----------------------------------------------------------------------------------------------------------------
Variable rate asset
designation:
  Receive fixed swaps
    Generic                              $    -   $3,250   $2,850   $1,950   $  -   $    -   $ 8,050     $6,800
    Index amortizing                        124        -        -        -      -        -       124        149

  Weighted average: (1)
    Receive rate                           5.53%    5.68%    7.14%   10.08%     -%       -%     7.24%      6.36%
    Pay rate                               6.65%    6.63%    8.18%    9.46%     -%       -%     7.85%      6.71%

Fixed rate asset designation:
  Pay fixed swaps
    Generic                              $    5   $    -   $    -   $    -   $  -   $    -   $     5     $   13
    Index amortizing                          6        -        -        -      -        -         6          7
    Amortizing                                -        -        2        -      -        -         2          2

  Weighted average: (1)
    Receive rate                           6.33%       -%    5.97%       -%     -%       -%     6.29%      6.37%
    Pay rate                               5.65%       -%    6.05%       -%     -%       -%     5.70%      5.93%

Fixed rate deposit designation:
  Generic receive fixed swaps            $   38   $  632   $   72   $    -   $  -   $    -   $   742     $   10

  Weighted average:(1)
    Receive rate                           5.56%    7.26%    7.59%       -%     -%       -%     7.20%      5.16%
    Pay rate                               5.84%    6.62%    6.65%       -%     -%       -%     6.58%      5.01%

Medium- and long-term debt
designation:
  Generic receive fixed swaps            $    -   $    -   $  150   $    -   $  -   $1,150   $ 1,300     $1,500

  Weighted average: (1)
    Receive rate                              -%       -%    7.37%       -%     -%    6.79%     6.85%      6.86%
    Pay rate                                  -%       -%    6.51%       -%     -%    6.56%     6.55%      5.95%

  Floating/floating swaps                $   37   $  125   $    -   $    -   $  -   $    -   $   162     $   37

  Weighted average: (2)
    Receive rate                           6.34%    6.57%       -%       -%     -%       -%     6.52%      5.93%
    Pay rate                               6.03%    6.63%       -%       -%     -%       -%     6.55%      6.19%

Total notional amount                    $  210   $4,007   $3,074   $1,950   $  -   $1,150   $10,391     $8,518

--------------------------------------------------------------------------------
(1) Variable rates are based on LIBOR, CDOR or prime rates paid or received at June 30, 2000.
(2) Variable rates paid are based on LIBOR at June 30, 2000, while variable rates received are based on the two-year Constant Treasury Maturity Rate and the three month Treasury bill rate in effect at June 30, 2000.
--------------------------------------------------------------------------------

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

                                                          Customer-Initiated
                                    Risk Management            and Other
                                 ---------------------   ---------------------
                                 Interest    Foreign     Interest    Foreign
                                 Rate        Exchange    Rate        Exchange
(in millions)                    Contracts   Contracts   Contracts   Contracts
                                 ---------------------   ---------------------
Balances at December 31, 1999    $ 8,518     $ 1,213     $ 563      $    579

Additions                          2,843       6,558       148        21,131
Maturities/amortizations            (960)     (6,741)      (27)      (20,403)
                                 -------     -------     -----      --------
Balances at June 30, 2000        $10,401     $ 1,030     $ 684      $  1,307
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

Note 7 - Business Segment Information

         The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. Lines of business results are produced by the Corporation's internal management accounting system. This system measures financial results based on the internal organizational structure of the Corporation; information presented is not necessarily comparable with any other financial institution. Lines of business/segment financial results for the six months ended June 30, 2000 and 1999 are presented below.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 7 - Business Segment Information (continued)


Six Months Ended June 30
                            Business          Individual         Investment
                              Bank               Bank               Bank*
-----------------------------------------------------------------------------
(dollar amounts
 in millions)            2000      1999      2000     1999      2000     1999
-----------------------------------------------------------------------------

Average assets        $28,501   $25,486    $6,909   $6,975   $   363  $   238
Total revenues (FTE)      561       503       548      492       132       89
Net income                208       182       170      124        17        6

Return on average
  assets                 1.46%     1.43%     1.84%    1.38%     8.68%    4.97%
Return on average
  common equity         20.94%    23.94%    46.49%   35.43%    12.87%    6.14%

                             Finance             Other             Total
-----------------------------------------------------------------------------
                         2000      1999      2000     1999      2000     1999
-----------------------------------------------------------------------------
Average assets        $ 4,040   $ 3,866    $ (103)  $ (210)  $39,710  $36,355
Total revenues (FTE)       (9)       20        10       (1)    1,242    1,103
Net income                 (7)       12       (25)       2       363      326

Return on average
  assets                (0.09)%    0.18%      N/M      N/M      1.83%    1.80%
Return on average
  common equity         (3.75)%    7.01%      N/M      N/M     21.41%   21.99%



 * Net income was reduced by charges for fees internally transferred to other lines of business for referrals to the Investment Bank. If excluded, Investment Bank net income would have been $22 million and $10 million, and return on average common equity would have been 17.06% and 10.79%, in 2000 and 1999, respectively.

 N/M - Not Meaningful


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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 8 - Nonowner Changes in Equity

          Nonowner changes in equity include the change in unrealized gains and losses on investment securities available for sale and the change in the accumulated foreign currency translation adjustment. The Consolidated Statements of Changes in Shareholders' Equity include only the combined, net of tax, nonowner changes in equity. The following presents reconciliations of the components of accumulated nonowner changes in equity for the six months ended June 30, 2000 and 1999. Net income and nonowner changes in equity for the three months ended June 30, 2000 and 1999, totaled $193 million and $145 million, respectively.


                                                                          Six Months Ended
                                                                              June 30
                                                                        --------------------
(in thousands)                                                              2000        1999
                                                                        --------    --------
Net unrealized gains (losses) on
investment securities available for sale:
    Balance at beginning of year                                        $(32,717)  $ (7,688)
    Net unrealized holding gains (losses)
      arising during the period                                              558    (28,769)
    Less:  Reclassification adjustment for
      gains (losses) included in net income                                1,110      1,892
                                                                        --------   --------
    Change in net unrealized gains (losses)
      before income taxes                                                   (552)   (30,661)
    Provision for income taxes                                              (193)   (11,231)
                                                                        --------   --------
    Change in net unrealized gains (losses)
      on investment securities available
      for sale, net of tax                                                  (359)   (19,430)
                                                                        --------   --------
    Balance at June 30                                                  $(33,076)  $(27,118)

Accumulated foreign currency translation
   adjustment:
    Balance at beginning of year                                        $  1,015   $  1,233
    Net translation gains (losses) arising
      during the period                                                   (3,184)      (173)
    Less:  Reclassification adjustment for
      gains (losses) included in net income                                    -          -
                                                                        --------   --------
    Change in translation adjustment before
      income taxes                                                        (3,184)      (173)
    Provision for income taxes                                                 -          -
                                                                        --------   --------
    Change in foreign currency translation
      adjustment, net of tax                                              (3,184)      (173)
                                                                        --------   --------
    Balance at June 30                                                  $ (2,169)  $  1,060
                                                                        --------   --------
Total accumulated nonowner changes in
  equity, net of taxes, at June 30                                      $(35,245)  $(26,058)
                                                                        ========   ========

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

         Net income for the quarter ended June 30, 2000, was $186 million, up $19 million, or 11 percent, from $167 million reported for the second quarter of 1999. Diluted net income per share increased 12 percent to $1.15 from $1.03 a year ago. Return on average common shareholders' equity was 21.47 percent and return on average assets was 1.85 percent, compared to 22.08 percent and 1.83 percent, respectively, for the comparable quarter last year.
          Net income for the first six months of 2000 was $2.25 per share or $363 million, compared to $2.01 or $326 million for the same period in 1999, increases of 12 percent and 11 percent, respectively. Return on average common shareholders' equity was 21.41 percent and return on average assets was 1.83 percent for the first six months of 2000, compared to 21.99 percent and 1.80 percent, respectively, for the first six months of 1999.

Net Interest Income

         The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended June 30, 2000. On a FTE basis, net interest income was $416 million for the three months ended June 30, 2000, an increase of $35 million, or nine percent, from the comparable quarter in 1999. The increase in net interest income was primarily due to a 13 percent increase in average corporate loans and an increase in average common shareholders' equity. The net interest margin for the three months ended June 30, 2000, was 4.48 percent, a decrease of five basis points from 4.53 percent for the second quarter of 1999. Excluding the divestiture of consumer loans in the first quarter of 2000, net interest income increased $46 million or 12 percent and the net interest margin increased one basis point in the second quarter 2000, when compared to the same period a year ago. The net interest margin benefitted from an increase in the impact of noninterest-bearing sources of funds. This was offset by a reduction in net interest rate swap income and a greater reliance on medium- and long-term debt in the mix of interest-bearing liabilities. With core deposit balances growing at rates slower than earning assets, a greater reliance on purchased funds is expected, which will gradually reduce the margin.

         Table II provides an analysis of net interest income for the first six months of 2000. On a FTE basis, net interest income for the six months ended June 30, 2000, was $822 million compared to $751 million for the same period in 1999. This increase is primarily attributed to the factors cited in the quarterly discussion. The net interest margin for the six months ended June 30, 2000, was 4.48 percent compared to 4.52 percent for the same period in 1999.

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

         In addition to using interest rate swaps and other off-balance sheet instruments to control exposure to interest rate risk, management attempts to evaluate the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At June 30, 2000, the Corporation was in an asset sensitive position of $249 million (on an elasticity adjusted basis), or one percent of earning assets. The earnings simulation analysis performed at the end of the quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at June 30, 2000, for a 200 basis point decline in short-term interest rates identified approximately $31 million, or two percent, of forecasted net interest income at risk during the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income at risk would be approximately $12 million, or one percent. The results of these simulations are within established corporate policy guidelines.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)


                                                         Three Months Ended
                                    -------------------------------------------------------------
                                            June 30, 2000                    June 30, 1999
                                    -----------------------------   -----------------------------
                                    Average              Average    Average              Average
(dollar amounts in millions)        Balance   Interest      Rate    Balance   Interest      Rate
-------------------------------------------------------------------------------------------------
Loans                               $34,323       $753      8.82%   $31,208       $601      7.72%
Investment securities                 2,616         46      6.82      2,397         40      6.63
Other earning assets                    274          5      7.65        112          2      7.23
-------------------------------------------------------------------------------------------------
   Total earning assets              37,213        804      8.67     33,717        643      7.64

Interest-bearing deposits            17,706        186      4.23     15,930        140      3.52
Short-term borrowings                 4,072         65      6.40      3,646         44      4.77
Medium- and long-term debt            7,867        128      6.51      7,193         96      5.37
Net interest rate swap (income)/
  expense (1)                             -          9         -          -        (18)        -
-------------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                        $29,645        388      5.26    $26,769        262      3.92
                                                  --------------                  ---------------
Net interest income/
  Rate spread (FTE)                               $416      3.41                  $381      3.72
                                                  ====                            ====

FTE adjustment                                    $  1                            $  1
                                                  ====                            ====
Impact of net noninterest-bearing
  sources of funds                                          1.07                            0.81
-------------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                              4.48%                           4.53%
=================================================================================================

(1) After allocation of the income or expense generated by interest rate swaps for the three months ended June 30, 2000, to the related assets and liabilities, the average yield on total loans was 8.68 percent as of June 30, 2000, compared to 7.88 percent a year ago. The average cost of funds for interest-bearing deposits was 4.22 percent as of June 30, 2000. The average cost of funds for medium- and long-term debt was 6.43 percent as of June 30, 2000, compared to
5.08 percent a year earlier.


                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
(in millions)                                 Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------

Loans                                          $83        $69       $152
Investment securities                            2          4          6
Other earning assets                             -          3          3
                                               -------------------------
   Total earning assets                         85         76        161

Interest-bearing deposits                       20         26         46
Short-term borrowings                           15          6         21
Medium- and long-term debt                      21         11         32
Net interest rate swap
  (income)/expense                              27          -         27
                                               -------------------------
   Total interest-bearing sources               83         43        126
                                               -------------------------

Net interest income/Rate spread (FTE)          $ 2        $33       $ 35
                                               =========================

* Rate/Volume variances are allocated to variances due to volume.

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)

                                                            Six Months Ended
                                     -------------------------------------------------------------
                                             June 30, 2000                    June 30, 1999
                                     -----------------------------   -----------------------------
                                     Average              Average    Average              Average
(dollar amounts in millions)         Balance   Interest      Rate    Balance   Interest      Rate
--------------------------------------------------------------------------------------------------
Loans                                $33,765     $1,447      8.61%   $30,896     $1,188      7.75%
Investment securities                  2,644         95      7.00      2,471         82      6.59
Other earning assets                     406         23     11.18        106          4      7.69
--------------------------------------------------------------------------------------------------
   Total earning assets               36,815      1,565      8.53     33,473      1,274      7.66

Interest-bearing deposits             17,414        355      4.10     16,211        290      3.60
Short-term borrowings                  3,777        117      6.24      3,707         89      4.83
Medium- and long-term debt             8,155        258      6.34      6,651        181      5.47
Net interest rate swap (income)/
  expense (1)                              -         13         -          -        (37)        -
--------------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                         $29,346        743      5.09    $26,569        523      3.96
                                                 ----------------                -----------------
Net interest income/
  Rate spread (FTE)                              $  822      3.44                $  751      3.70
                                                 ======                          ======

FTE adjustment                                   $    2                          $    3
                                                 ======                          ======
Impact of net noninterest-bearing
  sources of funds                                           1.04                            0.82
--------------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                               4.48%                           4.52%
==================================================================================================

(1) After allocation of the income or expense generated by interest rate swaps for the six months ended June 30, 2000, to the related assets and liabilities, the average yield on total loans was 8.51 percent as of June 30, 2000, compared to 7.93 percent a year ago. The average cost of funds for medium- and long-term debt was 6.23 percent as of June 30, 2000, compared to 5.19 percent as of June 30, 1999.

                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
(in millions)                                 Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------

Loans                                         $136       $123       $259
Investment securities                            7          6         13
Other earning assets                             1         18         19
                                              --------------------------
   Total earning assets                        144        147        291

Interest-bearing deposits                       31         34         65
Short-term borrowings                           27          1         28
Medium- and long-term debt                      29         48         77
Net interest rate swap
  (income)/expense                              50          -         50
                                              --------------------------
   Total interest-bearing sources              137         83        220

                                              --------------------------

Net interest income/Rate spread (FTE)         $  7       $ 64       $ 71
                                              ==========================

* Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

         The provision for credit losses was $34 million for the second quarter of 2000, compared to $28 million for the same period in 1999. The provision for the first six months of 2000 was $89 million compared to $48 million for the same period in 1999. The Corporation establishes this provision to maintain an adequate allowance for credit losses, which is discussed in the section entitled "Allowance for Credit Losses and Nonperforming Assets."

Noninterest Income

          Noninterest income was $200 million for the three months ended June 30, 2000, an increase of $5 million, or three percent, over the same period in 1999. Noninterest income in the second quarter 2000 included a non-recurring gain of $6 million from the demutualization of an insurance carrier. Included in second quarter 1999 noninterest income was a $21 million gain on the sale of Comerica's ownership in an ATM network provider. Excluding the effect of these large nonrecurring items, as well as divestures in both periods, noninterest income increased 14 percent in the second quarter 2000, compared to the second quarter of 1999, primarily due to strong investment advisory fee growth at Munder Capital Management. For the first six months of 2000, noninterest income was $420 million, an increase of $69 million, or 20 percent, from the first six months of 1999. In addition to the nonrecurring items identified in the quarterly discussion, noninterest income for the first six months of 2000 also included a gain of approximately $30 million on the sale of $457 million of revolving check credit and bankcard loans in the first quarter. The increase in year-to-date noninterest income after excluding nonrecurring items was primarily attributable to the growth in investment advisory fee income cited above.


Noninterest Expenses

         Noninterest expenses were $296 million for the second quarter ended June 30, 2000, an increase of $7 million, or two percent, from the second quarter of 1999. Included in noninterest expenses for the second quarter were contributions to Comerica's charitable foundation of $6 million in 2000 and $5 million in 1999. For the first six months of 2000, noninterest expenses were $592 million, an increase of $40 million, or seven percent, from the first six months of 1999. Salaries and benefits expense, due to annual merit increases and higher levels of revenue related-incentives, were the primary reasons for the increase in expenses.


Provision for Income Taxes

         The provision for income taxes for the second quarter of 2000 totaled $99 million, an increase of 10 percent compared to $90 million reported for the same period a year ago. The provision for the first six months of 2000 was $196 million compared to $173 million for the same period in 1999. The effective tax rate was 35 percent for the second quarter and the first six months of 2000 and 1999.

Financial Condition

         Total assets were $41.1 billion at June 30, 2000, compared with $37.0 billion at June 30, 1999. The Corporation has continued to generate growth in corporate loans in 2000. Since December 31, 1999, domestic commercial loans have increased $1.6 billion, or eight percent, real estate construction loans have increased $337 million, or 20 percent, and commercial mortgage loans have increased $287 million, or six percent. Short-term investments decreased $356 million from year-end 1999, due primarily to the sale of bankcard and revolving check credit loans in the first quarter 2000, which were classified as held for sale at December 31, 1999.

         Total liabilities increased $2.2 billion, or six percent, since December 31, 1999 to $37.4 billion. Total deposits increased to $25.3 billion at June 30, 2000 from $23.3 billion at December 31, 1999. Total short-term borrowings increased $583 million since year-end 1999 while medium- and long-term debt decreased $365 million, or four percent.

Allowance for Credit Losses and Nonperforming Assets

         The allowance for credit losses represents management's assessment of probable losses inherent in the Corporation's loan portfolio, including all binding commitments to lend. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent but that have not been specifically identified. The Corporation allocates the allowance for credit losses to each loan category based on a defined methodology which has been in use, without material change, for several years. Internal risk ratings are assigned to each corporate loan at the time of approval and are subject to subsequent periodic reviews by the senior management of the Credit Policy Group. Corporate loans are defined as those belonging to the commercial, international, real estate construction, commercial mortgage and lease financing categories. A detailed credit quality review is performed quarterly on large corporate loans which have deteriorated below certain levels of credit risk. A specific portion of the allowance is allocated to such loans based upon this review. The portion of the allowance allocated to the remaining corporate loans is determined by applying projected loss ratios to each risk rating based on numerous factors identified below. The portion of the allowance allocated to consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, geographic dispersion of borrowers, and trends with respect to past due and nonaccrual amounts. The allocated reserve was $296 million at June 30, 2000 an increase of $25 million from year-end 1999. This increase was attributable to an increase in the specific portion of the allowance for corporate loans with deteriorated credit risk at June 30, 2000.

         Actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of historical loss ratios. To ensure a higher degree of confidence, an unallocated allowance is also maintained. The unallocated portion of the loss reserve reflects management's view that the reserve should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgement. Factors which were considered in the evaluation of the adequacy of the Corporation's unallocated reserve include portfolio exposures to the healthcare, high technology and energy industries, customers engaged in sub-prime lending, as well as Indonesian and Latin American transfer risks and the risk associated with new customer relationships. The unallocated allowance was $225 million at June 30, 2000, an increase of $20 million from December 31, l999. This increase in the unallocated allowance was primarily due to increases in loan balances to healthcare customers and risk assigned to the energy sector due to the volatility of energy prices.

         Management also considers industry norms and the expectations from rating agencies and banking regulators in determining the adequacy of the allowance. The total allowance, including the unallocated amount, is available to absorb losses from any segment of the portfolio.

         At June 30, 2000, the allowance for credit losses was $521 million, an increase of $44 million since December 31, 1999. The allowance as a percentage of total loans was 1.49 percent, compared to 1.46 percent at December 31, 1999. As a percentage of nonperforming assets, the allowance was 219 percent at June 30, 2000, versus 262 percent at year-end 1999.

         Net charge-offs for the second quarter of 2000 were $16 million, or
0.19 percent of average total loans, compared with $21 million, or 0.26 percent, for the year-earlier quarter. Net charge-offs for the first six months of 2000 were $45 million, or 0.27 percent of average total loans, compared to $40 million, or 0.26 percent, for the same period last year. An analysis of the allowance for credit losses is presented in Note 5 to the year-end 1999 consolidated financial statements.

          Nonperforming assets increased $55 million, or 30 percent, since December 31, 1999, and were categorized as follows:


                                      June 30,         December 31,
(in thousands)                           2000                 1999
                                 ------------          -----------

Nonaccrual loans:
   Commercial                    $    178,862           $  110,606
   International                       25,242               44,046
   Real estate construction               248                  249
   Commercial mortgage                 16,728                9,620
   Residential mortgage                   505                  572
                                 ------------           ----------
     Total nonaccrual loans           221,585              165,093
Reduced-rate loans                      5,806                7,347
                                 ------------           ----------
     Total nonperforming
       loans                          227,391              172,440
Other real estate                      10,089                9,595
                                 ------------           ----------
     Total nonperforming
       assets                    $    237,480           $  182,035
                                 ============           ==========
Loans past due 90 days or more   $     38,701           $   47,676
                                 ============           ==========

         Nonperforming assets as a percentage of total loans and other real estate were 0.68 percent at June 30, 2000 and 0.56 percent at December 31, 1999.

Capital

         Common shareholders' equity increased $223 million from December 31, 1999 to June 30, 2000, excluding nonowner changes in equity. The increase was primarily due to the retention of $230 million in earnings and a $5 million increase related to employee stock plan activity, offset by a $13 million decrease in equity from stock repurchase activity.

         Capital ratios exceed minimum regulatory requirements as follows:

                                            June 30,   December 31,
                                               2000           1999
                                          ---------    -----------

Leverage ratio (3.00 - minimum)                8.40%          8.39%
Tier 1 risk-based capital ratio
  (4.0 - minimum)                              6.82           6.95
Total risk-based capital ratio
  (8.0 - minimum)                             10.42          10.72

         At June 30, 2000, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of "well capitalized" institutions as defined in the final rule under FDICIA.

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

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (11) Statement re: Computation of Earnings Per Share
         (27) Financial Data Schedule

(b)      Reports on Form 8-K

         The Corporation did not file any reports on Form 8-K during the three months ended June 30, 2000.

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


                                       COMERICA INCORPORATED
                                       --------------------------------------
                                       (Registrant)




                                       /s/Ralph W. Babb Jr.
                                       --------------------------------------
                                       Ralph W. Babb Jr.
                                       Vice Chairman and Chief Financial Officer
                                       (Principal Financial Officer)





                                       /s/Marvin J. Elenbaas
                                       --------------------------------------
                                       Marvin J. Elenbaas
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)



Date: August 11, 2000

                                 Exhibit Index
                                 -------------

Exhibit No.                        Description
-----------                        -----------
     (11)            Statement re: Computation of Earnings Per Share
     (27)            Financial Data Schedule
