Form 10-Q
period 2000-09-30
COMERICA INC /NEW/
filed 2000-11-14
CIK 28412

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2000

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

         $5 par value common stock:
             outstanding as of October 31, 2000: 156,742,000 shares

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                                       September 30,            December 31,          September 30,
(In thousands, except share data)                              2000                    1999                   1999
                                                       ------------             -----------           ------------
ASSETS
Cash and due from banks                                 $ 1,519,051             $ 1,201,990           $ 1,485,739

Short-term investments                                      170,792                 612,959               188,027

Investment securities available
  for sale                                                2,692,595               2,739,464             2,125,613

Commercial loans                                         22,170,614              20,654,658            20,023,564
International loans                                       2,483,910               2,573,003             2,575,318
Real estate construction loans                            2,197,799               1,709,261             1,545,168
Commercial mortgage loans                                 5,095,248               4,774,052             4,513,685
Residential mortgage loans                                  816,960                 870,029               878,223
Consumer loans                                            1,415,889               1,350,725             1,823,635
Lease financing                                             854,999                 761,550               718,347
                                                        -----------             -----------           -----------

     Total loans                                         35,035,419              32,693,278            32,077,940
Less allowance for credit losses                           (523,575)               (476,470)             (463,451)
                                                        -----------             -----------           -----------

     Net loans                                           34,511,844              32,216,808            31,614,489

Premises and equipment                                      312,992                 330,728               336,410
Customers' liability on acceptances
  outstanding                                                22,578                  43,810                25,960
Accrued income and other assets                           1,655,538               1,507,573             1,508,752
                                                        -----------             -----------           -----------
     TOTAL ASSETS                                       $40,885,390             $38,653,332           $37,284,990
                                                        ===========             ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits                            $ 6,384,881             $ 6,136,038           $ 6,430,126
Interest-bearing deposits                                19,135,057              17,155,365            16,470,174
                                                        -----------             -----------           -----------

     Total deposits                                      25,519,938              23,291,403            22,900,300
Federal funds purchased and
  securities sold under
  agreements to repurchase                                2,155,228               1,332,397               956,993
Other borrowed funds                                      1,130,201               1,435,634             1,254,976
Acceptances outstanding                                      22,578                  43,810                25,960
Accrued expenses and other
  liabilities                                               561,214                 495,587               427,728
Medium- and long-term debt                                7,650,541               8,579,857             8,355,771
                                                        -----------             -----------           -----------

     Total liabilities                                   37,039,700              35,178,688            33,921,728

Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
    9/30/00, 12/31/99 and 9/30/99                           250,000                 250,000               250,000
Common stock - $5 par value:
  Authorized - 325,000,000 shares
  Issued-157,233,107 shares at
    9/30/00, 12/31/99 and 9/30/99                           786,166                 786,166               786,166
Capital surplus                                              39,765                  35,092                32,452
Accumulated other comprehensive income                      (14,879)                (31,702)              (22,096)
Retained earnings                                         2,821,076               2,485,204             2,379,372
Deferred compensation                                        (4,047)                 (2,955)               (3,517)
Less cost of common stock in
  treasury- 571,201 shares at
  9/30/00, 715,496 shares at
  12/31/99 and 896,861 shares
  at 9/30/99                                                (32,391)                (47,161)              (59,115)
                                                        -----------             -----------           -----------

     Total shareholders' equity                           3,845,690               3,474,644             3,363,262
                                                        -----------             -----------           -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                             $40,885,390             $38,653,332           $37,284,990
                                                        ===========             ===========           ===========

Comerica Incorporated and Subsidiaries

                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30                         September 30
                                                             ---------------------------         -------------------------------
(In thousands, except per share data)                            2000               1999               2000                 1999
                                                             --------           --------         ----------           ----------
INTEREST INCOME
Interest and fees on loans                                   $786,074           $631,796         $2,231,971           $1,818,483

Interest on investment securities:
  Taxable                                                      45,451             36,849            137,820              114,472
  Exempt from federal income tax                                  694              1,108              2,245                3,744
                                                             --------           --------         ----------           ----------
         Total interest on investment
           securities                                          46,145             37,957            140,065              118,216
Interest on short-term investments                              5,496              2,183             28,082                6,173
                                                             --------           --------         ----------           ----------
         Total interest income                                837,715            671,936          2,400,118            1,942,872

INTEREST EXPENSE
Interest on deposits                                          216,764            147,147            572,154              436,628
Interest on short-term borrowings                              46,313             45,596            163,564              134,374
Interest on medium- and long-term debt                        140,891            102,669            398,381              283,383
Net interest rate swap (income)/expense                        17,280            (13,868)            29,776              (50,379)
                                                             --------           --------         ----------           ----------
         Total interest expense                               421,248            281,544          1,163,875              804,006
                                                             --------           --------         ----------           ----------
         Net interest income                                  416,467            390,392          1,236,243            1,138,866
Provision for credit losses                                    24,000             21,000            113,000               69,000
                                                             --------           --------         ----------           ----------
         Net interest income after
           provision for credit losses                        392,467            369,392          1,123,243            1,069,866

NONINTEREST INCOME
Fiduciary and investment management
  income                                                       78,740             60,493            234,643              175,275
Service charges on deposit accounts                            45,205             43,162            134,563              127,380
Commercial lending fees                                        15,399             14,001             38,044               35,212
Letter of credit fees                                          10,023             10,321             31,892               27,832
Securities gains/(losses)                                        (742)                49                621                1,941
Other noninterest income                                       53,859             42,449            183,088              154,380
                                                             --------           --------         ----------           ----------
         Total noninterest income                             202,484            170,475            622,851              522,020

NONINTEREST EXPENSES
Salaries and employee benefits                                169,818            159,932            502,818              474,982
Net occupancy expense                                          23,847             24,648             72,909               71,717
Equipment expense                                              14,557             15,320             44,242               45,613
Outside processing fee expense                                 13,029             11,329             37,724               36,524
Other noninterest expenses                                     80,288             65,621            235,732              200,308
                                                             --------           --------         ----------           ----------
         Total noninterest expenses                           301,539            276,850            893,425              829,144
                                                             --------           --------         ----------           ----------
Income before income taxes                                    293,412            263,017            852,669              762,742
Provision for income taxes                                    101,571             92,603            297,561              265,834
                                                             --------           --------         ----------           ----------
NET INCOME                                                   $191,841           $170,414         $  555,108           $  496,908
                                                             ========           ========         ==========           ==========
Net income applicable to common stock                        $187,566           $166,139         $  542,283           $  484,083
                                                             ========           ========         ==========           ==========
Basic net income per common share                               $1.20              $1.06              $3.47                $3.10
Diluted net income per common share                             $1.18              $1.05              $3.43                $3.06

Cash dividends declared on common stock                       $62,601            $56,226           $187,571             $168,556
Dividends per common share                                      $0.40              $0.36              $1.20                $1.08

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries


                               Nonredeem-                       Accumulated
                                 able                             Other                                              Total
                               Preferred  Common     Capital   Comprehensive  Retained    Deferred      Treasury  Shareholders'
(in thousands)                 Stock       Stock      Surplus     Income      Earnings   Compensation    Stock     Equity
                               ---------  ---------  --------- -----------  ----------  ------------  ---------  -------------
BALANCES AT JANUARY 1, 1999    $250,000   $786,165   $  24,649  $  (6,455)  $2,086,589  $  (5,202)    $ (89,133) $3,046,613
Net income for 1999                   -          -           -          -      496,908          -             -     496,908
Other comprehensive income,
  net of tax                          -          -           -    (15,641)           -          -             -     (15,641)
                                                                                                                 ----------
Total comprehensive income            -          -           -          -            -          -             -     481,267
Cash dividends declared:
  Preferred stock                     -          -           -          -      (12,825)         -             -     (12,825)
  Common stock                        -          -           -          -     (168,556)         -             -    (168,556)
Purchase of 44,082 shares
  of common stock                     -          -           -          -            -          -        (2,885)     (2,885)
Net issuance of common stock
  under employee stock plans          -          1       7,803          -      (22,744)         4        32,903      17,967
Amortization of deferred
  compensation                        -          -           -          -            -      1,681             -       1,681
                               --------   --------   ---------  ---------   ----------  ---------     ---------  ----------
BALANCES AT SEPTEMBER 30, 1999 $250,000   $786,166   $  32,452  $ (22,096)  $2,379,372  $  (3,517)    $ (59,115) $3,363,262
                               ========   ========   =========  =========   ==========  =========     =========  ==========

BALANCES AT JANUARY 1, 2000    $250,000   $786,166   $  35,092  $ (31,702)  $2,485,204  $  (2,955)    $ (47,161) $3,474,644
Net income for 2000                   -          -           -          -      555,108          -             -     555,108
Other comprehensive income,
  net of tax                          -          -           -     16,823            -          -             -      16,823
                                                                                                                 ----------
 Total comprehensive income           -          -           -          -            -          -             -     571,931
Cash dividends declared:
  Preferred stock                     -          -           -          -      (12,825)         -             -     (12,825)
  Common stock                        -          -           -          -     (187,571)         -             -    (187,571)
Purchase of 353,547 shares
  of common stock                     -          -           -          -            -          -       (14,108)    (14,108)
Net issuance of common stock
  under employee stock plans          -          -       4,673          -      (18,840)    (2,645)       28,878      12,066
Amortization of deferred
  compensation                        -          -           -          -            -      1,553             -       1,553
                               --------   --------   ---------  ---------   ----------  ---------     ---------  ----------
BALANCES AT SEPTEMBER 30, 2000 $250,000   $786,166   $  39,765  $ (14,879)  $2,821,076  $  (4,047)    $ (32,391) $3,845,690
                               ========   ========   =========  =========   ==========  =========     =========  ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

                                                                                    Nine Months Ended
                                                                                       September 30
                                                                           ---------------------------------
(in thousands)                                                                     2000                 1999
                                                                           ------------         ------------
OPERATING ACTIVITIES:
   Net income                                                              $    555,108         $    496,908
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for credit losses                                              113,000               69,000
       Depreciation                                                              40,910               42,556
        Net (increase) decrease in trading
        account securities                                                       (7,152)               1,925
       Net decrease in assets held for sale                                      21,312               24,862
       Net increase in accrued income receivable                                (56,780)             (28,563)
       Net increase in accrued expenses                                          27,616               60,651
       Net amortization of intangibles                                           27,323               25,417
       Other, net                                                               (64,489)              39,850
                                                                           ------------         ------------
          Total adjustments                                                     101,740              235,698
                                                                           ------------         ------------
           Net cash provided by
                 operating activities                                           656,848              732,606

INVESTING ACTIVITIES:
   Net increase in interest-bearing deposits
     with banks                                                                 (14,977)             (32,332)
   Net increase in federal funds sold and
     securities purchased under agreements
     to resell                                                                  (25,803)             (72,842)
   Proceeds from sale of investment securities
     available for sale                                                           8,344                3,588
   Proceeds from maturity of investment
     securities available for sale                                              406,351              603,066
   Purchases of investment securities
     available for sale                                                        (364,127)             (96,633)
   Net increase in loans                                                     (2,408,036)          (1,531,035)
   Fixed assets, net                                                            (23,174)             (26,316)
   Net (increase) decrease in customers' liability
     on acceptances outstanding                                                  21,232              (13,625)
  Net cash provided by acquisitions/sales                                       461,300                    -
                                                                           ------------         ------------
               Net cash used in investing activities                         (1,938,890)          (1,166,129)

FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                        2,228,535           (1,412,833)
   Net increase (decrease) in short-term borrowings                             517,398           (1,368,184)
   Net increase (decrease) in acceptances
      outstanding                                                               (21,232)              13,625
   Proceeds from issuance of medium- and
     long-term debt                                                           4,789,067            5,400,000
   Repayments and purchases of medium- and
     long-term debt                                                          (5,718,383)          (2,326,488)
   Proceeds from issuance of common stock
     and other capital transactions                                              12,066               17,963
   Purchase of common stock for treasury                                        (14,108)              (2,885)
   Dividends paid                                                              (194,240)            (175,036)
                                                                           ------------         ------------
           Net cash provided by
                 financing activities                                         1,599,103              146,162
                                                                           ------------         ------------
Net increase (decrease) in cash and due
  from banks                                                                    317,061             (287,361)
Cash and due from banks at beginning of year                                  1,201,990            1,773,100
                                                                           ------------         ------------
Cash and due from banks at end of period                                   $  1,519,051         $  1,485,739
                                                                           ============         ============
Interest paid                                                              $  1,134,272         $    794,391
                                                                           ============         ============
Income taxes paid                                                          $    289,426         $    203,862
                                                                           ============         ============
Noncash investing and financing activities:
   Loan transfers to other real estate                                     $      5,147         $      4,334
                                                                           ============         ============

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Comerica Incorporated and Subsidiaries (the "Corporation") on Form 10-K for the year ended December 31, 1999.

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

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by Statements No. 137 and 138, which the Corporation is required and intends to adopt effective January 1, 2001.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies (continued)

The Statement will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value in net income. If a derivative is a hedge, depending on the nature of the hedge, the change in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through net income or recognized in other comprehensive income until the hedged item is recognized in net income. The ineffective portion of a derivative's change in fair value will be immediately recognized in net income.

         The Corporation utilizes interest rate swaps predominantly as asset and liability management tools with the overall objective of mitigating adverse impacts to net interest income from changes in interest rates. Interest rate swaps that are used to hedge the variable cash flows from loans will be accounted for as cash flow hedges upon adoption of SFAS 133. The Corporation also utilizes interest rate swaps to hedge fixed rate deposits and medium- and long-term debt. These swaps will be accounted for as fair value hedges upon adoption of SFAS 133.

         The Corporation utilizes foreign exchange forward contracts and foreign exchange swap agreements to manage risk associated with foreign currency denominated assets and liabilities. The gains or losses recognized on foreign exchange contracts related to foreign currency denominated assets and liabilities provide an offset to the transaction gain or loss recognized from remeasurement of the asset or liability into the Corporation's functional currency. The Corporation has foreign exchange contracts hedging the foreign currency exposure of its net investment in foreign operations. These contracts qualify for hedge accounting treatment under SFAS 133 and the effective portion of these hedges will continue to be recorded in other comprehensive income as an offset to the currency translation adjustment that arises upon consolidation of the foreign operation.

         The corporation has completed a substantial portion of the work that will be required to adopt SFAS 133. However, since the Corporation is

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies (continued) adopting SFAS 133 on January 1, 2001, it is not possible to predict the actual impact on net income and other comprehensive income. Based on the Corporation's derivative positions as of September 30, 2000, the adoption would have resulted in a reduction of net income from the cumulative effect of adoption of approximately $1 million and a decrease in other comprehensive income of approximately $33 million. This calculation of the impact of the transition adjustment as of September 30, 2000, which is very sensitive to interest rates, may not be representative of the actual impact the statement may have on the Corporation at adoption on January 1, 2001.

Note 2 - Investment Securities

         At September 30, 2000, investment securities having a carrying value of $1.6 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $53 million.

Note 3 - Allowance for Credit Losses

         The following analyzes the changes in the allowance for credit losses included in the consolidated balance sheets:

(in thousands)                                            2000                       1999
                                                     ---------                  ---------
Balance at January 1                                 $ 476,470                  $ 452,409
Charge-offs                                            (77,516)                   (76,350)
Recoveries                                              11,679                     18,368
                                                     ---------                  ---------
  Net charge-offs                                      (65,837)                   (57,982)
Provision for credit losses                            113,000                     69,000
Foreign currency translation
 adjustment                                                (58)                        24
                                                     ---------                  ---------
Balance at September 30                              $ 523,575                  $ 463,451
                                                     =========                  =========

         Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans also include $41 million of loans formerly on

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 3 - Allowance for Credit Losses (continued)

nonaccrual status which were restructured and restored to an accrual basis, but in accordance with SFAS 114, must continue to be disclosed as impaired for the remainder of the year in which the restructuring occurred. Impaired loans averaged $258 million and $210 million for the quarter and nine months ended September 30, 2000, respectively, compared to $156 million and $141 million for the comparable periods last year. The following are period-end balances:

(in thousands)                          September 30, 2000      December 31, 1999
                                        ------------------      -----------------
Total impaired loans                         $273,532              $159,165
Impaired loans requiring
 an allowance                                 258,218               155,828
Impairment allowance                           76,366                51,753

         Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 4 - Medium- and Long-term Debt

          Medium- and long-term debt consisted of the following at September 30, 2000 and December 31, 1999:

(in thousands)                                           September 30, 2000        December 31, 1999
                                                         ------------------        -----------------
Parent Company
7.25% subordinated notes due 2007                           $  157,698                 $  158,543

Subsidiaries
Subordinated notes:
7.25% subordinated notes due 2007                              198,653                    198,502
7.875% subordinated notes due 2026                             172,565                    173,217
8.375% subordinated notes due 2024                             155,125                    155,287
7.25% subordinated notes due 2002                              149,679                    149,561
6.875% subordinated notes due 2008                             103,387                    103,729
7.125% subordinated notes due 2013                             154,573                    154,834
6.00% subordinated notes due 2008                              248,181                    248,010
7.65% subordinated notes due 2010                              248,299                          -
                                                            ----------                 ----------
       Total subordinated notes                              1,430,462                  1,183,140

Medium-term notes:
Floating rate based on Treasury
  indices                                                            -                     37,000
Floating rate based on Prime indices                           920,993                  1,224,993
Floating rate based on LIBOR indices                         5,127,471                  5,762,320
Fixed rate notes with interest rate
 of 6.65%                                                            -                    199,944
                                                            ----------                 ----------
       Total medium-term notes                               6,048,464                  7,224,257
Notes payable                                                   13,917                     13,917
                                                            ----------                 ----------
       Total subsidiaries                                    7,492,843                  8,421,314
                                                            ----------                 ----------
       Total medium- and long-term debt                     $7,650,541                 $8,579,857
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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts

                                                 September 30, 2000                              December 31, 1999
                                   ----------------------------------------------    ----------------------------------------------
                                   Notional/                                         Notional/
                                   Contract        Unrealized               Fair     Contract           Unrealized        Fair
                                   Amount        Gains       Losses         Value    Amount         Gains       Losses    Value
(in millions)                      (1)            (2)                       (3)      (1)            (2)                   (3)
                                   ----------------------------------------------    ----------------------------------------------
Risk Management
Interest rate contracts:
  Caps and floors purchased        $     9     $     -     $     -      $     -      $     -     $     -     $     -      $     -
  Swaps                             11,264          77        (111)         (34)       8,518          17        (172)        (155)
Foreign exchange contracts:
  Spot, forward and options            715          10          (5)           5        1,098          33         (23)          10
  Swaps                                115           1         (18)         (17)         115           -          (5)          (5)
                                   -------     -------     -------      -------      -------     -------     -------      -------
  Total risk management             12,103          88        (134)         (46)       9,731          50        (200)        (150)

Customer-Initiated and Other
Interest rate contracts:
  Caps and floors written              225           -           -            -          166           -          (1)          (1)
  Caps and floors purchased            205           -           -            -          141           1           -            1
  Swaps                                292           2          (2)           -          256           2          (2)           -
Foreign exchange contracts:
  Spot, forward and options          1,124          24         (16)           8          579          14         (11)           3
  Swaps                                 50           -           -            -            -           -           -            -
                                   -------     -------     -------      -------      -------     -------     -------      -------
  Total customer-initiated
    and other                        1,896          26         (18)           8        1,142          17         (14)           3
                                   -------     -------     -------      -------      -------     -------     -------      -------
  Total derivatives and
    foreign exchange contracts     $13,999     $   114     $  (152)     $   (38)     $10,873     $    67     $  (214)     $  (147)
                                   =======     =======     =======      =======      =======     =======     =======      =======

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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

         The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of September 30, 2000. The swaps are grouped by the assets or liabilities to which they have been designated.

         At September 30, 2000 and December 31, 1999, the notional amounts of commitments to purchase and sell U.S. Treasury, U.S. government agency and municipal bond securities related to the Corporation's trading account totaled $75 million and $4 million, respectively. These commitments, which are similar in nature to forward contracts, are not reflected in the preceding table due to the immaterial impact on the financial statements.

Customer-Initiated and Other

         The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts and interest rate caps, floors and swaps to accommodate the needs of customers requesting such services. The Corporation minimizes market risk arising from customer-initiated foreign exchange contracts by entering into offsetting transactions. Average fair values and income from customer-initiated and other foreign exchange contracts were not material for the nine-month period ended September 30, 2000 and for the year ended December 31, 1999.

         Customer-initiated interest rate caps, floors and swaps generally are not offset by other on- or off-balance sheet financial instruments; however, the Corporation has established authority limits for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not material for the nine-month period ended September 30, 2000 and for the year ended December 31, 1999.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

---------------------------------------------------------------------------------------------------------
Remaining Expected Maturity of Risk Management Interest Rate Swaps:
                                                                                2005-            Dec. 31,
(dollar amounts in millions)        2000     2001     2002     2003    2004     2026     Total      1999
---------------------------------------------------------------------------------------------------------
Variable rate asset
designation:
  Receive fixed swaps
    Generic                       $    -   $3,250   $2,850   $2,350    $  -   $    -   $ 8,450    $6,800
    Index amortizing                  79        -        -        -       -        -        79       149

  Weighted average: (1)
    Receive rate                    5.63%    5.68%    7.14%   10.02%      -%       -%     7.36%     6.36%
    Pay rate                        6.62%    6.70%    8.26%    9.49%      -%       -%     7.99%     6.71%

Fixed rate asset designation:
  Pay fixed swaps
    Generic                       $    5   $    -   $    -   $    -    $  -   $    -   $     5    $   13
    Index amortizing                   -        -        -        -       -        -         -         7
    Amortizing                         -        -        2        -       -        -         2         2

  Weighted average: (1)
    Receive rate                    5.88%       -%    5.96%       -%      -%       -%     5.90%     6.37%
    Pay rate                        6.03%       -%    6.05%       -%      -%       -%     6.04%     5.93%

Fixed rate deposit designation:
  Generic receive fixed swaps     $    -   $  980   $   73   $    -    $  -   $    -   $ 1,053    $   10

  Weighted average:(1)
    Receive rate                       -%    7.18%    7.58%       -%      -%       -%     7.21%     5.16%
    Pay rate                           -%    6.63%    6.62%       -%      -%       -%     6.63%     5.01%

Medium- and long-term debt
designation:
  Generic receive fixed swaps     $    -   $    -   $  150   $    -    $ -    $1,400   $ 1,550    $1,500

  Weighted average: (1)
    Receive rate                       -%       -%    7.22%       -%      -%    6.83%     6.87%     6.86%
    Pay rate                           -%       -%    6.51%       -%      -%    6.81%     6.78%     5.95%

  Floating/floating swaps         $    -   $  125   $    -   $    -    $  -   $    -   $   125    $   37

  Weighted average: (2)
    Receive rate                       -%    6.84%       -%       -%      -%       -%     6.84%     5.93%
    Pay rate                           -%    6.57%       -%       -%      -%       -%     6.57%     6.19%

Total notional amount             $   84   $4,355   $3,075   $2,350    $  -   $1,400   $11,264    $8,518
---------------------------------------------------------------------------------------------------------

(1) Variable rates are based on LIBOR, CDOR or prime rates paid or received at September 30, 2000.
(2) Variable rates paid are based on LIBOR at September 30, 2000, while variable rates received are based on the three month Treasury bill rate in effect at September 30, 2000.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Off-Balance Sheet Derivatives and Foreign Exchange Contracts
(continued)

Off-Balance Sheet Derivative and Foreign Exchange Activity

         The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts.

                                                                                        Customer-Initiated
                                                       Risk Management                       and Other
                                                 ---------------------------        ---------------------------
                                                 Interest         Foreign           Interest          Foreign
                                                 Rate             Exchange          Rate              Exchange
(in millions)                                    Contracts        Contracts         Contracts         Contracts
                                                 ---------------------------        ---------------------------
Balances at December 31, 1999                    $ 8,518          $ 1,213           $ 563             $    579

Additions                                          3,852            9,090             188               31,983
Maturities/amortizations                          (1,097)          (9,473)            (29)             (31,388)
                                                 -------          -------           -----             --------
Balances at September 30, 2000                   $11,273          $   830           $ 722             $  1,174
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

Note 7 - Business Segment Information

         The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. Lines of business results are produced by the Corporation's internal management accounting system. This system measures financial results based on the internal organizational structure of the Corporation; information presented is not necessarily comparable with any other financial institution. The financial results for Munder Capital Management, the Corporation's investment advisory subsidiary, are included in results of the Investment Bank. Prior to 2000, the financial results for Munder were included

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 7 - Business Segment Information (continued)

in the Other category. For comparability purposes, 1999 results for the Investment Bank and the Other category have been restated to reflect this change in the organizational structure of the Corporation. Lines of business/segment financial results for the nine months ended September 30, 2000 and 1999 are presented below.

Nine Months Ended September 30

                            Business          Individual         Investment
                              Bank               Bank               Bank*
-----------------------------------------------------------------------------
(dollar amounts
 in millions)            2000      1999      2000**   1999      2000     1999
-----------------------------------------------------------------------------
Average assets        $28,741   $25,752    $6,908   $7,006   $   390  $   242
Total revenues (FTE)      857       766       808      742       197      138
Net income                307       263       254      188        17       11

Return on average
  assets                 1.42%     1.36%     1.83%    1.39%     5.60%    5.93%
Return on average
  common equity         20.10%    22.47%    46.49%   35.45%     8.55%    7.39%

                             Finance             Other             Total
-----------------------------------------------------------------------------
                         2000      1999      2000     1999      2000     1999
-----------------------------------------------------------------------------
Average assets        $ 3,937   $ 3,739    $    1   $ (195)  $39,977  $36,544
Total revenues (FTE)      (16)       20        16       (1)    1,862    1,665
Net income                (11)       12       (12)      23       555      497

Return on average
  assets                (0.10)%    0.12%      N/M      N/M      1.85%    1.81%
Return on average
  common equity         (4.25)%    4.82%      N/M      N/M     21.36%   21.95%

 * Net income was reduced by charges for fees internally transferred to other lines of business for referrals to the Investment Bank. If excluded, Investment Bank net income would have been $28 million and $22 million, and return on average common equity would have been 13.44% and 14.85%, in 2000 and 1999, respectively.

** Year-to-date September 30, 2000, financial results for the Individual Bank include a $34 million gain on the sale of $457 million of revolving check credit and bankcard loans. Excluding the $34 million gain, total revenues
     (FTE) and net income would have been $774 million and $232 million, respectively, while return on average assets and return on average common equity would have been 1.68% and 45.45%, respectively.

 N/M - Not Meaningful

     For a description of the business activities of each line of business and the methodologies which form the basis for these results, refer to Note 22 to the consolidated financial statements in the Corporation's 1999 annual report.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 8 - Accumulated Other Comprehensive Income

         Other comprehensive income includes the change in net unrealized gains and losses on investment securities available for sale and the change in the accumulated foreign currency translation adjustment. The Consolidated Statements of Changes in Shareholders' Equity present combined, net of tax, other comprehensive income. The following presents reconciliations of the components of accumulated other comprehensive income for the three months and nine months ended September 30, 2000 and 1999. Total comprehensive income for the three months ended September 30, 2000 and 1999, totaled $212 million and $174 million, respectively.

                                                    Three Months Ended
                                                      September 30
                                                 -----------------------
(in thousands)                                       2000           1999
                                                 --------       --------
Net unrealized gains (losses) on
 investment securities available for sale:
    Balance at June 30                           $(33,076)      $(27,118)
    Net unrealized holding gains (losses)
      arising during the period                    25,316          4,497
    Less:  Reclassification adjustment for
      gains (losses) included in net income          (742)            49
                                                 --------       --------
    Change in net unrealized gains (losses)
      before income taxes                          26,058          4,448
    Provision for income taxes                      9,120          1,526
                                                 --------       --------
    Change in net unrealized gains (losses)
      on investment securities available
      for sale, net of tax                         16,938          2,922
                                                 --------       --------
    Balance at September 30                      $(16,138)      $(24,196)

Accumulated foreign currency translation
 adjustment:
    Balance at June 30                           $ (2,169)      $  1,060
    Net translation gains (losses) arising
      during the period                             3,428          1,040
    Less:  Reclassification adjustment for
      gains (losses) included in net income             -              -
                                                 --------       --------
    Change in translation adjustment before
      income taxes                                  3,428          1,040
    Provision for income taxes                          -              -
                                                 --------       --------
    Change in foreign currency translation
      adjustment, net of tax                        3,428          1,040
                                                 --------       --------
    Balance at September 30                      $  1,259       $  2,100
                                                 --------       --------
Accumulated other comprehensive income,
 net of taxes, at September 30                   $(14,879)      $(22,096)
                                                 ========       ========

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 8 - Accumulated Other Comprehensive Income (continued)

                                                   Nine Months Ended
                                                      September 30
                                                ----------------------
(in thousands)                                      2000          1999
                                                --------      --------
Net unrealized gains (losses) on
 investment securities available for sale:
    Balance at beginning of year                $(32,717)     $ (7,688)
    Net unrealized holding gains (losses)
      arising during the period                   26,127       (24,272)
    Less:  Reclassification adjustment for
      gains (losses) included in net income          621         1,941
                                                --------      --------
    Change in net unrealized gains (losses)
      before income taxes                         25,506       (26,213)
    Provision for income taxes                     8,927        (9,705)
                                                --------      --------
    Change in net unrealized gains (losses)
      on investment securities available
      for sale, net of tax                        16,579       (16,508)
                                                --------      --------
    Balance at September 30                     $(16,138)     $(24,196)

Accumulated foreign currency translation
 adjustment:
    Balance at beginning of year                $  1,015      $  1,233
    Net translation gains (losses) arising
      during the period                              244           867
    Less:  Reclassification adjustment for
      gains (losses) included in net income            -             -
                                                --------      --------
    Change in translation adjustment before
      income taxes                                   244           867
    Provision for income taxes                         -             -
                                                --------      --------
    Change in foreign currency translation
      adjustment, net of tax                         244           867
                                                --------      --------
    Balance at September 30                     $  1,259      $  2,100
                                                --------      --------
Accumulated other comprehensive income,
 net of taxes, at September 30                  $(14,879)     $(22,096)
                                                ========      ========

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 9 - Pending Acquisitions

         On November 1, 2000, Comerica Incorporated and Imperial Bancorp announced a definitive agreement to merge through an exchange of shares. Under the terms of the agreement, Imperial shareholders will receive 0.46 shares of Comerica common stock for each share of Imperial common stock. The combined company will have assets of approximately $48 billion. Pending regulatory and shareholder approvals, the merger is expected to be completed in the first quarter of 2001 and will be accounted for as a pooling of interests. The Corporation anticipates incurring a pre-tax, merger-related restructuring charge of approximately $145 million in connection with the acquisition.

         A summary of unaudited pro forma financial information giving effect to the merger is shown below. The unaudited financial information is not indicative of the results that would have been realized had the entities been a single company during these periods, nor is it indicative of the actual results the combined company will report in the future.

                            Nine Months Ended
                              September 30,          Year Ended December 31,
(in millions of dollars,    -----------------      --------------------------
 except per share data)        2000      1999         1999      1998     1997
                            -------   -------      -------   -------  -------
Total average assets        $46,427   $42,104      $42,662   $39,969  $38,521
Net interest income           1,490     1,336        1,817     1,720    1,645
Noninterest income              737       597          867       667      609
Noninterest expenses          1,110       999        1,359     1,237    1,176
Net income                      618       546          759       651      586
Diluted earnings
  per share                    3.37      2.96         4.13      3.51     3.11

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

         Net income for the quarter ended September 30, 2000, was $192 million, up $22 million, or 13 percent, from $170 million reported for the third quarter of 1999. Diluted net income per share increased 12 percent to $1.18 from $1.05 a year ago. Return on average common shareholders' equity was 21.26 percent and return on average assets was 1.89 percent, compared to 21.89 percent and 1.85 percent, respectively, for the comparable quarter last year.

         Net income for the first nine months of 2000 was $3.43 per share or $555 million, compared to $3.06 or $497 million, for the same period in 1999, both increases of 12 percent. Return on average common shareholders' equity was
21.36 percent and return on average assets was 1.85 percent for the first nine months of 2000, compared to 21.95 percent and 1.81 percent, respectively, for the first nine months of 1999.

Net Interest Income

         The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended September 30, 2000. On a FTE basis, net interest income was $417 million for the three months ended September 30, 2000, an increase of $26 million, or seven percent, from the comparable quarter in 1999. This increase in net interest income was primarily due to a 10 percent increase in earning assets, as average business loans increased by $4 billion, or 12 percent, over last year's third quarter, as well as an increase in interest-free sources of funds. Excluding the divestiture of consumer loans in the first quarter 2000, net interest income increased $36 million, or nine percent, over the third quarter of 1999. The net interest margin for the three months ended September 30, 2000, was 4.42 percent, a decrease of 14 basis points from 4.56 percent for the third quarter of 1999. Excluding the consumer loan divestiture, the net interest margin decreased 5 basis points. The net interest margin was negatively impacted by slower growth in core deposit balances than that of earning assets, resulting in a greater reliance on certificates of deposits and medium- and long- term debt in the mix of interest-bearing liabilities. This was partially offset by an increase in the impact to the margin provided by interest-free sources of funds. With core deposit balances growing at rates slower than earning assets, a greater reliance on purchased funds is expected, which will gradually reduce the margin.

         Table II provides an analysis of net interest income for the first nine months of 2000. On a FTE basis, net interest income for the nine months ended September 30, 2000, was $1,239 million compared to $1,143 million for the same period in 1999. The net interest margin for the nine months ended September 30, 2000, was 4.46 percent compared to 4.53 percent for the same period in 1999. The increase in net interest income and the decline in the net interest margin is primarily attributed to the factors cited in the quarterly discussion.

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

         In addition to using interest rate swaps and other off-balance sheet instruments to control exposure to interest rate risk, management attempts to evaluate the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At September 30, 2000, the Corporation was in an asset sensitive position of $417 million (on an elasticity adjusted basis), or one percent of earning assets. The earnings simulation analysis performed at the end of the quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at September 30, 2000, for a 200 basis point decline in short-term interest rates identified approximately $77 million, or four percent, of forecasted net interest income at risk during the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income at risk would be approximately $63 million, or three percent. The results of these simulations are within established corporate policy guidelines.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)

                                                      Three Months Ended
                                 -------------------------------------------------------------
                                      September 30, 2000                 September 30, 1999
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(dollar amounts in millions)     Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $34,777       $787      9.00%   $31,727       $632      7.91%
Investment securities              2,607         46      7.01      2,211         39      6.85
Other earning assets                 209          5     10.50        113          2      7.73
----------------------------------------------------------------------------------------------
   Total earning assets           37,593        838      8.87     34,051        673      7.84

Interest-bearing deposits         18,715        217      4.61     16,311        147      3.58
Short-term borrowings              2,700         46      6.82      3,404         46      5.31
Medium- and long-term debt         8,270        141      6.78      7,298        103      5.59
Net interest rate swap (income)/
  expense (1)                          -         17         -          -        (14)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $29,685        421      5.65    $27,013        282      4.14
                                               --------------                  ---------------
Net interest income/
  Rate spread (FTE)                            $417      3.22                  $391      3.70
                                               ====                            ====

FTE adjustment                                 $  1                            $  1
                                               ====                            ====
Impact of net
  noninterest-bearing
  sources of funds                                       1.20                            0.86
----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.42%                           4.56%
==============================================================================================

(1) After allocation of the income or expense generated by interest rate swaps for the three months ended September 30, 2000, to the related assets and liabilities, the average yield on total loans was 8.79 percent as of September 30, 2000, compared to 8.02 percent a year ago. The average cost of funds for interest-bearing deposits was 4.58 percent as of September 30, 2000. The average cost of funds for medium- and long-term debt was 6.77 percent as of September 30, 2000, compared to 5.28 percent a year earlier.

                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
(in millions)                                 Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
Loans                                         $ 85       $ 70       $155
Investment securities                            1          6          7
Other earning assets                             -          3          3
                                              --------------------------
   Total earning assets                         86         79        165

Interest-bearing deposits                       34         36         70
Short-term borrowings                           13        (13)         -
Medium- and long-term debt                      22         16         38
Net interest rate swap
  (income)/expense                              31          -         31
                                              --------------------------
   Total interest-bearing sources              100         39        139
                                              --------------------------

Net interest income/Rate spread (FTE)         $(14)      $ 40       $ 26
                                              ==========================

* Rate/Volume variances are allocated to variances due to volume.

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)

                                                       Nine Months Ended
                                 -------------------------------------------------------------
                                     September 30, 2000                 September 30, 1999
                                 -----------------------------   -----------------------------
                                 Average              Average    Average              Average
(dollar amounts in millions)     Balance   Interest      Rate    Balance   Interest      Rate
----------------------------------------------------------------------------------------------
Loans                            $34,105     $2,234      8.75%   $31,177     $1,820      7.80%
Investment securities              2,632        141      7.01      2,383        120      6.68
Other earning assets                 340         28     11.06        108          7      7.70
----------------------------------------------------------------------------------------------
   Total earning assets           37,077      2,403      8.64     33,668      1,947      7.72

Interest-bearing deposits         17,851        572      4.28     16,244        437      3.59
Short-term borrowings              3,415        164      6.40      3,605        134      4.98
Medium- and long-term debt         8,194        398      6.49      6,869        283      5.51
Net interest rate swap (income)/
  expense (1)                          -         30         -          -        (50)        -
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $29,460      1,164      5.27    $26,718        804      4.02
                                             ----------------                -----------------
Net interest income/
  Rate spread (FTE)                          $1,239      3.37                $1,143      3.70
                                             ======                          ======

FTE adjustment                               $    3                          $    4
                                             ======                          ======
Impact of net noninterest-bearing
  sources of funds                                       1.09                            0.83
----------------------------------------------------------------------------------------------
Net interest margin as a percent
  of average earning assets (FTE)                        4.46%                           4.53%
==============================================================================================

(1) After allocation of the income or expense generated by interest rate swaps for the nine months ended September 30, 2000, to the related assets and liabilities, the average yield on total loans was 8.60 percent as of September 30, 2000, compared to 7.96 percent a year ago. The average cost of funds for interest-bearing deposits was 4.27 percent as of September 30, 2000. The average cost of funds for medium- and long-term debt was 6.41 percent as of September 30, 2000, compared to 5.23 percent as of September 30, 1999.

                                            Increase   Increase
                                           (Decrease) (Decrease)     Net
                                             Due to     Due to    Increase
(in millions)                                 Rate      Volume*  (Decrease)
                                           ---------- ---------- ----------
Loans                                         $221       $193       $414
Investment securities                            7         14         21
Other earning assets                             1         20         21
                                              --------------------------
   Total earning assets                        229        227        456

Interest-bearing deposits                       66         69        135
Short-term borrowings                           40        (10)        30
Medium- and long-term debt                      50         65        115
Net interest rate swap
  (income)/expense                              80          -         80
                                              --------------------------
   Total interest-bearing sources              236        124        360
                                              --------------------------

Net interest income/Rate spread (FTE)         $ (7)      $103       $ 96
                                              ==========================

* Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

         The provision for credit losses was $24 million for the third quarter of 2000, compared to $21 million for the same period in 1999. The provision for the first nine months of 2000 was $113 million compared to $69 million for the same period in 1999. The Corporation establishes this provision to maintain an adequate allowance for credit losses, which is discussed in the section entitled "Allowance for Credit Losses and Nonperforming Assets."

Noninterest Income

         Noninterest income was $202 million for the three months ended September 30, 2000, an increase of $32 million, or 19 percent, over the same period in 1999. Noninterest income in the third quarter 2000 included a $4 million gain on the sale of warrants and an additional $4 million gain associated with the sale of revolving check credit and bankcard loans in the first quarter 2000. Excluding the effect of these large nonrecurring items, as well as the impact the revolving credit and bankcard loans sold had on third quarter 1999 results, noninterest income increased 17 percent in the third quarter of 2000 when compared to the same period last year, primarily due to strong investment advisory fee growth from Comerica's subsidiary, Munder Capital Management.

          For the first nine months of 2000, noninterest income was $623 million, an increase of $101 million, or 19 percent, from the first nine months of 1999. In addition to the nonrecurring items identified in the quarterly discussion, noninterest income for the first nine months of 2000 also included a gain of approximately $30 million on the sale of $457 million of revolving check credit and bankcard loans in the first quarter and a $6 million gain from the demutualization of an insurance carrier in the second quarter. Noninterest income for the first nine months of 1999 includes a $21 million gain on the sale of Comerica's ownership in an ATM network provider. Excluding the effect of large nonrecurring items and the revolving credit and bankcard loans divestiture, noninterest income increased 18 percent in the first nine months of 2000 when compared to the same period last year. The increase in year-to-date noninterest income after excluding nonrecurring items was primarily attributable to the growth in investment advisory fee income cited above.

Noninterest Expenses

         Noninterest expenses were $302 million for the third quarter ended September 30, 2000, an increase of $25 million, or nine percent, from the third quarter of 1999. Noninterest expenses for the third quarter of 2000 include $8 million of interest associated with preliminary settlement of Federal tax years prior to 1993 and $4 million of marketing costs to launch a new closed-end fund at Munder Capital Management. Excluding the effect of large nonrecurring items and divestitures, noninterest expenses increased $13 million, or five percent, in the third quarter of 2000 when compared to the same period in 1999. For the first nine months of 2000, noninterest expenses were $893 million, an increase of $64 million, or eight percent, from the first nine months of 1999. Excluding the effect of large nonrecurring items and divestitures, the increase in salaries and benefits expense, due to annual merit increases and higher levels of revenue-related incentives, was the primary reason for the increase in third quarter and year-to-date noninterest expenses.

Provision for Income Taxes

         The provision for income taxes for the third quarter of 2000 totaled $102 million, an increase of 10 percent compared to $93 million reported for the same period a year ago. The provision for the first nine months of 2000 was $298 million compared to $266 million for the same period in 1999. The effective tax rate was 35 percent for the third quarter and the first nine months of 2000 and 1999.

Financial Condition

         Total assets were $40.9 billion at September 30, 2000, compared with $37.3 billion at September 30, 1999. In accordance with its business lending focus, the Corporation continued to generate strong growth in business loans in 2000. Since December 31, 1999, domestic commercial loans have increased $1.5 billion, or seven percent, real estate construction loans have increased $489 million, or 29 percent, and commercial mortgage loans have increased $321 million, or seven percent. Short-term investments decreased $442 million from year-end 1999, primarily due to the sale of bankcard and revolving check credit loans in the first quarter 2000, which were classified as held for sale at December 31, 1999.

         Total liabilities increased $1.9 billion, or five percent, since December 31, 1999 to $37.0 billion. Total deposits increased to $25.5 billion at September 30, 2000 from $23.3 billion at December 31, 1999, primarily due to growth in certificates of deposit. Total short-term borrowings increased $517 million, or 19 percent, since year-end 1999, while medium- and long-term debt decreased $929 million, or 11 percent.

Allowance for Credit Losses and Nonperforming Assets

         The allowance for credit losses represents management's assessment of probable losses inherent in the Corporation's loan portfolio, including all binding commitments to lend. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent but that have not been specifically identified. The Corporation allocates the allowance for credit losses to each loan category based on a defined methodology which has been in use, without material change, for several years. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the senior management of the Credit Policy Group. Business loans are defined as those belonging to the commercial, international, real estate construction, commercial mortgage and lease financing categories. A detailed credit quality review is performed quarterly on large business loans which have deteriorated below certain levels of credit risk. A specific portion of the allowance is allocated to such loans based upon this review. The portion of the allowance allocated to the remaining business loans is determined by applying projected loss ratios to each risk rating based on numerous factors identified below. The portion of the allowance allocated to consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, geographic dispersion of borrowers, and trends with respect to past due and nonaccrual amounts. The allocated reserve was $328 million at September 30, 2000, an increase of $57 million from year-end 1999. This increase was attributable to an increase in the specific portion of the allowance for certain large business loans with deteriorated credit risk at September 30, 2000.

         Actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of historical loss ratios. To ensure a higher degree of confidence, an unallocated allowance is also maintained. The unallocated portion of the loss reserve reflects management's view that the reserve should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgement. Factors which were considered in the evaluation of the adequacy of the Corporation's unallocated reserve include portfolio exposures to the healthcare, high technology and energy industries, customers engaged in sub-prime lending, as well as Indonesian and Latin American transfer risks and the risk associated with new customer relationships. The unallocated allowance was $196 million at September 30, 2000, a decrease of $9 million from December 31, 1999.

         Management also considers industry norms and the expectations from rating agencies and banking regulators in determining the adequacy of the allowance. The total allowance, including the unallocated amount, is available to absorb losses from any segment of the portfolio.

         At September 30, 2000, the allowance for credit losses was $524 million, an increase of $47 million since December 31, 1999. The allowance as a percentage of total loans was 1.49 percent, compared to 1.46 percent at December 31, 1999. As a percentage of nonperforming assets, the allowance was 218 percent at September 30, 2000, versus 262 percent at year-end 1999.

         Net charge-offs for the third quarter of 2000 were $21 million, or 0.24 percent of average total loans, compared with $18 million, or 0.23 percent, for the year-earlier quarter. Net charge-offs for the first nine months of 2000 were $66 million, or 0.26 percent of average total loans, compared to $58 million, or
0.25 percent, for the same period last year. An analysis of the allowance for credit losses is presented in note 5 to the year-end 1999 consolidated financial statements.

         Nonperforming assets increased $58 million, or 32 percent, since December 31, 1999, and were categorized as follows:

                                 September 30,         December 31,
(in thousands)                           2000                 1999
                                 ------------          -----------
Nonaccrual loans:
   Commercial                    $    177,011           $  110,606
   International                       36,770               44,046
   Real estate construction             4,947                  249
   Commercial mortgage                 16,790                9,620
   Residential mortgage                   503                  572
                                 ------------           ----------
     Total nonaccrual loans           236,021              165,093
Reduced-rate loans                        299                7,347
                                 ------------           ----------
     Total nonperforming
       loans                          236,320              172,440
Other real estate                       4,181                9,595
                                 ------------           ----------
     Total nonperforming
       assets                    $    240,501           $  182,035
                                 ============           ==========
Loans past due 90 days or more   $     53,338           $   47,676
                                 ============           ==========

         Nonperforming assets as a percentage of total loans and other real estate were 0.69 percent at September 30, 2000 and 0.56 percent at December 31, 1999. No industry represented more than 15 percent of total nonperforming loans at September 30, 2000.

Capital

         Common shareholders' equity increased $354 million from December 31, 1999 to September 30, 2000, excluding other comprehensive income. The increase was primarily due to the retention of $355 million in earnings.
         Capital ratios exceed minimum regulatory requirements as follows:

                                       September 30,   December 31,
                                               2000           1999
                                       ------------    -----------
Leverage ratio (3.00 - minimum)                8.71%          8.39%
Tier 1 risk-based capital ratio
  (4.0 - minimum)                              7.03           6.95
Total risk-based capital ratio
  (8.0 - minimum)                             11.08          10.72

         At September 30, 2000, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of "well capitalized" institutions as defined in the final rule under FDICIA.

Other Matters

         This report includes forward-looking statements based on management's current expectations and/or the assumptions made in the earnings simulation analysis. Numerous factors could cause variances in these projections, and their underlying assumptions, such as changes in interest rates, the industries where the Corporation has a concentration of loans, changes in the level of fee income, the impact of the Internet on banking, the entry of new competitors into the banking industry as a result of the enactment of the Gramm-Leach-Bliley Act of 1999, changing economic conditions, and related credit conditions, and continuing consolidations in the banking industry. Forward-looking statements speak only as of the date they are made. Comerica does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART II.  OTHER INFORMATION
ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (11)  Statement re: Computation of Earnings Per Share
         (27)  Financial Data Schedule

(b)      Reports on Form 8-K

         1. A report on Form 8-K, dated July 25, 2000, was filed under report item number 5, concerning the announcement that the outside members of the Board of Directors of Comerica Bank have joined the Board of Directors of Comerica Incorporated.

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


                                    COMERICA INCORPORATED
                                    --------------------------------------
                                    (Registrant)




                                    /s/ Ralph W. Babb Jr.
                                    --------------------------------------
                                    Ralph W. Babb Jr.
                                    Vice Chairman and Chief Financial Officer
                                    (Principal Financial Officer)





                                    /s/ Marvin J. Elenbaas
                                    --------------------------------------
                                    Marvin J. Elenbaas
                                    Senior Vice President and Controller
                                    (Principal Accounting Officer)



Date: November 14, 2000

                                 Exhibit Index
                                 -------------

Exhibit No.             Description
-----------             -----------
  11                    Statement re: Computation of Earnings Per Share
  27                    Financial Data Schedule