Form 10-K
period 2000-12-31
COMERICA INC /NEW/
filed 2001-04-02
CIK 28412

                              COMERICA INCORPORATED

                                 2000 FORM 10-K

Securities and Exchange Commission
Washington, DC 20549

Form 10-K

Annual Report Pursuant
to Section 13 or 15(d) of
the Securities Exchange Act of 1934,
For the fiscal year ended December 31, 2000.

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

-        7 1/4 percent Subordinated Notes due in 2007

-        9.98% Series B Capital Securities of Imperial Capital Trust I due
         2026.*

--------

         *The Registrant has reporting obligations for these securities which were acquired in connection with the merger of Imperial Bancorp with and into Comerica Holdings, Incorporated, a wholly-owned subsidiary of the Registrant. As a result of the merger, Imperial Capital Trust became a wholly-owned indirect subsidiary of the Registrant.

The registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

No disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the definitive proxy statement incorporated by reference in Part III of this Form 10-K.

At March 28, 2001, the registrant's common stock, $5 par value, held by nonaffiliates had an aggregate market value of $10,182,039,661 based on the closing price on the New York Stock Exchange on that date of $60.65 per share and 167,881,940 shares of common stock held by nonaffiliates. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica's Trust Department holds for Comerica and Comerica's employee plans, and all common shares the registrant's directors and executive officers hold, are held by affiliates.

At March 28, 2001, the registrant had outstanding 178,312,630 shares of its common stock, $5 par value.

DOCUMENTS INCORPORATED
BY REFERENCE:

1.       Parts I and II:
Items 1-8--Annual Report to Shareholders for the year ended December 31, 2000.

2.       Part III:
Items 10-13--Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2001.

PART I

ITEM 1.           BUSINESS

GENERAL

Comerica Incorporated ("Comerica" or the "Corporation") is a multi-state financial services provider, incorporated under the laws of the State of Delaware, headquartered in Detroit, Michigan. Based on assets as of December 31, 2000, it was the 22nd largest bank holding company in the United States and the largest bank holding company headquartered in Michigan in terms of both total assets and total deposits. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank (formerly Comerica Bank-Detroit), one of Michigan's oldest banks ("Comerica Bank"). Since that time, Comerica has acquired financial institutions in California, Texas and Florida, and, in 1998 and 1997, Comerica formed Comerica Bank-Canada and Comerica Bank-Mexico, S.A., respectively. As of December 31, 2000, Comerica owned directly or indirectly all the outstanding common stock of seven banking and thirty-five non-banking subsidiaries. At December 31, 2000, Comerica had total assets of approximately $42 billion, total deposits of approximately $27.2 billion, total loans (net of unearned income) of approximately $36.1 billion and common shareholders' equity of approximately $3.8 billion.

In November 2000, Comerica announced an agreement to acquire Imperial Bancorp. On January 29, 2001, Comerica completed its acquisition of Imperial Bancorp, through the merger of Imperial with and into Comerica Holdings Incorporated, a wholly-owned subsidiary of Comerica.

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

SUPERVISION AND REGULATION

Banks, financial holding companies and financial institutions are highly regulated at both the state and federal level. Comerica is subject to supervision and regulation by the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956, as amended (the "Act").

The Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, expanded the activities in which a bank holding company, which is eligible to be a financial holding company, could engage. The conditions to be financial holding company include the requirement that each deposit institution subsidiary of the holding company be well-capitalized and well-managed.

On December 19, 2000, Comerica became a financial holding company. As a financial holding company, Comerica may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are "financial in nature" include, but are not limited to: securities underwriting; dealing and market marking; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; travel agent services; real estate development; and activities that the FRB has determined to be closely related to banking. A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities previously determined by the FRB to be closely related to banking.

Comerica Bank is chartered by the State of Michigan and is supervised and regulated by the Division of Financial Institutions, Office of Financial and Insurance Services of the State of Michigan and the FRB. Comerica Bank-Texas is chartered by the State of Texas and is supervised and regulated by the Texas Department of Banking and the Federal Deposit Insurance Corporation ("FDIC"). Comerica Bank, National Association and Comerica Bank & Trust, National Association are chartered under federal law and subject to supervision and regulation by the Office of the Comptroller of the Currency ("OCC"). Comerica Bank-California and Imperial Bank are chartered by the State of California and are supervised and regulated by the California Department of Financial Institutions and the FDIC. Comerica Bank, Comerica Bank & Trust, National Association and Comerica Bank, National Association are members of the Federal Reserve System ("FRS"). State member banks are also regulated by the FRB, and state non-member banks are also regulated by the FDIC. The deposits of all the foregoing banks are insured by the Bank Insurance Fund ("BIF") of the FDIC to the extent provided by law. Comerica Bank-Mexico, S.A. is chartered under the laws of Mexico and is supervised and regulated by the Ministry of Finance and Public Credit, the Bank of Mexico, and the Mexican National Banking Commission. Comerica Bank-Canada is chartered under the laws of Ontario, Canada and is supervised and regulated by the Office of the Superintendent of Financial Institutions Canada and the Canada Deposit Insurance Corporation.

The FRB supervises non-banking activities conducted by companies owned by Comerica Bank, Comerica Bank-California and Comerica Bank-Texas and the OCC supervises non-banking activities conducted by companies owned by Comerica Bank & Trust, National Association. In addition, Comerica's non-banking subsidiaries are subject to supervision and regulation by various state and federal agencies, including, but not limited to, the National Association of Securities Dealers, Inc. (in the case of Comerica Securities, Inc.) the Department of Insurance of the State of Michigan (in the case of Comerica Insurance Services, Inc.), and the Securities and Exchange Commission (in the case of Munder Capital Management).

No FRB approval is required for Comerica to acquire a company, other than a bank holding company or bank, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior FRB approval is required before Comerica may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. If any subsidiary bank of Comerica ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve Board may, among other actions, order Comerica to divest the subsidiary bank. Alternatively, Comerica may elect to conform its non-banking activities to those permissible for a bank holding company that is not also a financial holding company. If any subsidiary bank of Comerica receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, Comerica will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations.

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by Comerica and its nonbank subsidiaries from its affiliate insured depository institutions, and also limit various other transactions between Comerica and its nonbank subsidiaries, on the one hand, and its affiliate insured depository institutions, on the other. For example,
Section 23A of the Federal Reserve Act limits to no more than 10% of its total capital the aggregate outstanding amount of any insured depository institution's loans and other "covered transactions" with any particular nonbank affiliate, and limits to no more than 20% of its total capital the aggregate outstanding amount of any insured depository institution's covered transactions with all of its nonbank affiliates. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution's loans to its nonbank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution's transactions with its nonbank affiliates be on arms-length terms.

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

At January 1, 2001, Comerica's subsidiary banks, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $1,045 million from retained net profits of the preceding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 2001 through the date of declaration. Comerica's subsidiary banks paid dividends of $339 million in 2000, $261 million in 1999 and $442 million in 1998.

Source of Strength

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of strength to each subsidiary bank and to commit resources to support each subsidiary bank. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC (either as a result of the default of a banking or thrift subsidiary or related to FDIC assistance provided to a subsidiary in danger of default) the other banking subsidiaries may be assessed for the FDIC's loss, subject to certain exceptions.

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

Regulations establishing the specific capital tiers provide that, for a depository institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under certain circumstances, the appropriate banking agency may treat a well capitalized, adequately capitalized or undercapitalized institution as if the institution were in the next lower capital category. As of December 31, 2000, each of the banking subsidiaries of Comerica were well capitalized under these regulations.

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

FDICIA also contains a variety of other provisions that may affect the operations of depository institutions including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to the brokered deposit prohibition, Comerica's United States subsidiary banks are all well-capitalized and may accept brokered deposits without restriction.

Capital Requirements

The FRB imposes, on Comerica, risk-based capital requirements and guidelines, which are substantially similar to the capital requirements and guidelines imposed by the FRB, the OCC and the FDIC on depository institutions under their jurisdictions.

The FRB may set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The FRB also considers a "tangible Tier 1 leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

The FRB, FDIC and OCC rules require Comerica to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

As an additional means to identify problems in the financial management of depository institutions, FDICIA requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

FDIC Insurance Assessments

Comerica's subsidiary banks are subject to FDIC deposit insurance assessments. On January 1, 1994, a risk-based deposit premium assessment system became effective under which each depository institution is placed in one of nine assessment categories based on certain capital and supervisory measures. The deposit insurance assessment schedule published by the FDIC for the assessment period commencing January 1, 1998, maintained the nine categories but provided for major reductions in the assessment rates for institutions insured by BIF. These reductions occurred because the balance in BIF had reached or surpassed the "designated reserve ratio" set by law for the balance in the fund to maintain with respect to BIF-insured deposits. The FDIC has continued these reduced assessment levels.

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

At year-end 2000, Comerica was the largest financial holding company headquartered in Michigan in terms of total assets and deposits. Based on the Interstate Act as described above, Comerica believes that the level of competition in all geographic markets will increase in the future. Comerica's banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies and credit unions.

EMPLOYEES

As of December 31, 2000, Comerica and its subsidiaries had 8,911 full-time and 1,450 part-time employees.

ITEM 2.           PROPERTIES

The executive offices of the Corporation are located in the Comerica Tower at Detroit Center, 500 Woodward Ave., Detroit, Michigan 48226. Comerica and its subsidiaries occupy 14 floors of the building, which is leased through Comerica Bank from an unaffiliated third party. This lease extends through January 2007. As of December 31, 2000, Comerica Bank operated 278 offices within the States of Michigan and Florida, of which 178 were owned and 98 were leased. Two other banking affiliates operate 112 offices in California and Texas. The affiliates own 36 of their offices and lease 76 offices. Affiliates also operate from leased spaces in Toledo, Ohio; Mexico City, Mexico; Sao Paulo, Brazil; Memphis, TN; Queretaro, Mexico; Monterey, Mexico; Las Vegas, NV; Minneapolis, MN; New York, NY; Atlanta, GA; Iselin, NJ; Wanchai, Hong Kong; New Orleans, LA; Oakbrook, IL; Beachwood, OH and Toronto, Ontario, Canada.

The Corporation owns a check processing center in Livonia, Michigan, a ten-story building in the central business district of Detroit that houses certain departments of the Corporation and Comerica Bank and a building in Auburn Hills, Michigan, used mainly for consumer lending functions and operations.

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

No matters were submitted to shareholders in the fourth quarter of 2000.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At March 28, 2001, there were approximately 17,257 holders of the Corporation's common stock.

Quarterly cash dividends were declared during 2000 and 1999, totaling $1.60 and $1.44 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Corporation's common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2000 and 1999.


--------------------------------------------------------------------
                                         Dividend        Dividend*
Quarter           High          Low      Per Share       Yield
--------------------------------------------------------------------
2000

Fourth          $61.13        $47.19           $0.40      2.9%

Third            59.44         45.00            0.40      3.0

Second           54.38         39.88            0.40      3.4

First            46.25         32.94            0.40      4.1

1999

Fourth          $61.38        $44.00           $0.36      2.7%

Third            61.63         47.63            0.36      2.6

Second           66.63         57.31            0.36      2.3

First            70.00         58.94            0.36      2.2

* Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.

Share-Repurchase: On March 27, 2001, the Board of Directors of Comerica approved a share repurchase program, authorizing the Corporation to repurchase up to one million (1,000,000) shares of its outstanding common stock.

ITEM 6.           SELECTED FINANCIAL DATA

The response to this item is included on page 23 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which page is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this item is included under the caption "Financial Review and Report" on pages 22 through 41 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which pages are hereby incorporated by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this item is included on pages 37 through 40 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which pages are hereby incorporated by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included on pages 42 through 71 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which pages are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item will be included under the sections captioned "Information About Nominees and Incumbent Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 22, 2001, which sections are hereby incorporated by reference.

ITEM 11.          EXECUTIVE COMPENSATION

The response to this item will be included under the sections captioned "Compensation of Directors" and "Compensation of Executive Officers" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 22, 2001, which sections are hereby incorporated by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item will be included under the sections captioned "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 22, 2001, which sections are hereby incorporated by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item will be included under the sections captioned "Transactions of Directors and Executive Officers with Comerica" and "Information about Nominees and Incumbent Directors" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 22, 2001, which sections are hereby incorporated by reference.

Comerica Incorporated and Subsidiaries
FORM 10-K CROSS-REFERENCE INDEX


Certain information required to be included in this Form 10-K is included in the 2000 Annual Report to Shareholders or in the 2001 Proxy Statement used in connection with the 2001 annual meeting of share- holders to be held on May 22, 2001.

The following cross-reference index shows the page location in the 2000 Annual Report or the section of the 2001 Proxy Statement of only that information which is to be incorporated by reference into this Form 10-K.

All other sections of the 2000 Annual Report or the 2001 Proxy Statement are not required in this Form 10-K and should not be considered a part thereof.

                                                                                                Page Number of 2000
                                                                                           Annual Report or Section
                                                                                            of 2001 Proxy Statement
            PART I

ITEM 1.     Business................................................................................Included herein
ITEM 2.     Properties..............................................................................Included herein
ITEM 3.     Legal Proceedings.......................................................................Included herein
ITEM 4.     Submission of Matters to a Vote of Security Holders -- no matters were voted upon by security holders in the fourth quarter of 2000.

            PART II

ITEM 5.     Market for Registrant's Common Equity and Related Security Holder Matters...............Included herein
ITEM 6.     Selected Financial Data............................................................................ 23
ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............. 22
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk......................................... 37
ITEM 8.     Financial Statements and Supplementary Data:
            Comerica Incorporated and Subsidiaries
                  Consolidated Balance Sheets.................................................................. 42
                  Consolidated Statements of Income............................................................ 43
                  Consolidated Statements of Changes in Shareholders' Equity................................... 44
                  Consolidated Statements of Cash Flows.........................................................45
            Notes to Consolidated Financial Statements......................................................... 46
            Report of Management............................................................................... 68
            Report of Independent Auditors..................................................................... 68

            Statistical Disclosure by Bank Holding Companies:
            Analysis of Net Interest Income - Fully Taxable Equivalent ........................................ 25
            Rate-Volume Analysis - Fully Taxable Equivalent.................................................... 26
            Analysis of the Allowance for Credit Losses........................................................ 28
            Analysis of Investment Securities and Loans........................................................ 31
            International Cross-Border Risk.....................................................................32
            Loan Maturities and Interest Rate Sensitivity...................................................... 32
            Allocation of the Allowance for Credit Losses...................................................... 32
            Maturity Distribution of Domestic Certificates of Deposit of $100,000 and Over..................... 33
            Analysis of Investment Securities Portfolio - Fully Taxable Equivalent............................. 35
            Summary of Nonperforming Assets and Past Due Loans................................................. 35

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

            PART III

ITEM 10.    Directors and Executive Officers of the Registrant.................Information About Nominees and Incumbent
                                                                       Directors, Executive Officers of the Corporation
                                                                       and Section 16(a) Beneficial Ownership Reporting

                                                                       Compliance

ITEM 11.    Executive Compensation.................Compensation of Directors and Compensation of Executive Officers

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management............Security Ownership of Certain
                                                                                     Beneficial Owners and Security
                                                                                            Ownership of Management

ITEM 13.    Certain Relationships and Related Transactions............................Transactions of Directors and
                                                                                   Executive Officers with Comerica
                                                                                     and Information about Nominees
                                                                                            and Incumbent Directors

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

            Exhibits:

            Exhibit Document Number
                  3.1(a)           Restated Certificate of Incorporation of Comerica Incorporated, as
                                   amended(1)
                  3.1(b)           Certificate of Amendment to Restated Certificate of Incorporation of
                                   Comerica Incorporated(2)
                  3.2              Amended and restated bylaws of Comerica Incorporated (3)
                  4                Rights Agreement between Comerica Incorporated and Comerica Bank(4)
                  10.1+            Comerica Incorporated 1997 Long-Term Incentive Plan(5)
                  10.2+            Comerica Incorporated Management Incentive Plan, 1997(5)
                  10.3+            Comerica Incorporated Director Fee Deferral Plan(5)
                  10.4+            Benefit Equalization Plan for Employees of Comerica Incorporated(5)
                  10.5+            Comerica Incorporated's Directors Retirement Plan(6)
                  10.6+            Manufacturers National Corporation's 1987 and 1989 Stock Option
                                   Plans for Key Employees(6)
                  10.7+            Manufacturers National Corporation's Executive Incentive Plan(6)
                  10.8+            Manufacturers National Corporation's Key Employee Retention Plan(6)
                  10.9+            Form of Employment Agreement (Exec Off.)(7)
                  10.10+           Form of Director Indemnification Agreement between Comerica
                                   Incorporated and its directors(4)
                  10.11+           Employment Continuation Agreement with Eugene A. Miller(6)
                  10.12+           Employment Agreement with Ralph W. Babb Jr. (8)
                  10.13+           Supplemental Pension and Retiree Medical Agreement with Ralph W.
                                   Babb Jr.(9)

                  10.14+           Comerica Incorporated Deferred Compensation Plan, 1997
                                   Amendment and Restatement(4)
                  10.15+           Amended and Restated Comerica Incorporated 1997 Long-Term
                                   Incentive Plan, November 19, 1999 (3)
                  10.16+           Amended and Restated Comerica Incorporated Management Incentive
                                   Plan, November 19, 1999 (3)
                  10.17+           Form of Comerica Incorporated Senior Officer Severance Plan
                                   between registrant and listed officers, January 1, 1997(4)
                  10.18+           1999 Comerica Incorporated Deferred Compensation Plan, January
                                   1, 1999 (3)
                  10.19+           1999 Comerica Incorporated Deferred 3 Year ROE Award Plan, January
                                   1, 1999 (3)
                  10.20+           Amended and Restated Comerica Incorporated Stock Option Plan For
                                   Non-Employee Directors, January 20, 2000 (3)
                  10.21+           Comerica Incorporated 1999 Discretionary Director Fee Deferral Plan
                                   May 21, 1999 (3)
                  10.22+           Comerica Incorporated 1999 Common Stock Director Fee Deferral
                                   Plan May 21, 1999 (3)
                  11               Statement regarding Computation of Per Share Earnings(10)
                  13               Registrant's 2000 Annual Report to Shareholders
                  21               Subsidiaries of Registrant
                  23               Consent of Ernst & Young LLP

---------------------------------------

                  (1)  Filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the
                       year ended December 31, 1996, and incorporated herein by reference.
                  (2)  Filed as Exhibit 3.1 to Registrant's Registrant Statement on Form S-4, No.
                       333-51042.
                  (3)  Filed as the same exhibit number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
                  (4)  Filed as Exhibit 4 to Registrant's Current Report on Form 8-K dated June 18,
                       1996, regarding the Registrant's Rights Agreement with Comerica Bank, and incorporated herein by reference.
                  (5)  Filed as the same exhibit number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
                  (6)  Filed as the same exhibit number to the Registrant's Annual Report on Form
                       10-K for the year ended December 31, 1992 and incorporated herein by reference.
                  (7)  Filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 -- Commission File Number 1-10706 and incorporated herein by reference.
                  (8)  Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30,
                       1998 and incorporated herein by reference.

                  (9)  Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30,
                       1998 and incorporated herein by reference.
                  (10) Incorporated by reference from Note 12 on page 50 of Registrant's Annual Report to Shareholders attached hereto as Exhibit 13.
                   +   Management compensation plan.

(b) The Corporation filed two Current Reports on Form 8-K, dated November 2, 2000, and November 29, 2000, respectively, during the fourth quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Detroit, State of Michigan on the 27th day of March, 2001.

COMERICA INCORPORATED


/s/ Eugene A. Miller
-----------------------------------------------------
Eugene A. Miller
Chairman, President and Chief Executive Officer

/s/ Ralph W. Babb, Jr.
-----------------------------------------------------
Ralph W. Babb, Jr.
Vice Chairman and Chief Financial Officer

/s/ Marvin J. Elenbaas
-----------------------------------------------------
Marvin J. Elenbaas
Senior Vice President and Controller
(Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 27th day of March, 2001.


BY DIRECTORS

/s/ Lillian Bauder
-----------------------------------------------------
Lillian Bauder

/s/ James F. Cordes
-----------------------------------------------------
James F. Cordes

/s/ Peter D. Cummings
-----------------------------------------------------
Peter D. Cummings

/s/ J. Philip DiNapoli
-----------------------------------------------------
J. Philip DiNapoli

/s/ Anthony Earley, Jr.
-----------------------------------------------------
Anthony F. Earley, Jr.

/s/ Max M. Fisher
-----------------------------------------------------
Max M. Fisher

/s/ Roger Fridholm
-----------------------------------------------------
Roger Fridholm

/s/ Todd W. Herrick
-----------------------------------------------------
Todd W. Herrick


-----------------------------------------------------
David Baker Lewis

/s/ John D. Lewis
-----------------------------------------------------
John D. Lewis

/s/ Wayne B. Lyon
-----------------------------------------------------
Wayne B. Lyon

/s/ Eugene A. Miller
-----------------------------------------------------
Eugene A. Miller

/s/ Alfred A. Piergallini
-----------------------------------------------------
Alfred A. Piergallini

/s/ John W. Porter
-----------------------------------------------------
John W. Porter

/s/ Heinz C. Prechter
-----------------------------------------------------
Heinz C. Prechter

/s/ Howard F. Sims
-----------------------------------------------------
Howard F. Sims

/s/ Robert S. Taubman
-----------------------------------------------------
Robert S. Taubman

/s/ William P. Vititoe
-----------------------------------------------------
William P. Vititoe

/s/ Martin D. Walker
-----------------------------------------------------
Martin D. Walker

/s/ Patricia M. Wallington
-----------------------------------------------------
Patricia M. Wallington


-----------------------------------------------------
Gail L. Warden

/s/ Kenneth L. Way
-----------------------------------------------------
Kenneth L. Way

                                 Exhibit Index

                Exhibit No.                 Description
                -----------                 -----------
                  3.1(a)           Restated Certificate of Incorporation of Comerica Incorporated, as
                                   amended(1)
                  3.1(b)           Certificate of Amendment to Restated Certificate of Incorporation of
                                   Comerica Incorporated(2)
                  3.2              Amended and restated bylaws of Comerica Incorporated (3)
                  4                Rights Agreement between Comerica Incorporated and Comerica Bank(4)
                  10.1+            Comerica Incorporated 1997 Long-Term Incentive Plan(5)
                  10.2+            Comerica Incorporated Management Incentive Plan, 1997(5)
                  10.3+            Comerica Incorporated Director Fee Deferral Plan(5)
                  10.4+            Benefit Equalization Plan for Employees of Comerica Incorporated(5)
                  10.5+            Comerica Incorporated's Directors Retirement Plan(6)
                  10.6+            Manufacturers National Corporation's 1987 and 1989 Stock Option
                                   Plans for Key Employees(6)
                  10.7+            Manufacturers National Corporation's Executive Incentive Plan(6)
                  10.8+            Manufacturers National Corporation's Key Employee Retention Plan(6)
                  10.9+            Form of Employment Agreement (Exec Off.)(7)
                  10.10+           Form of Director Indemnification Agreement between Comerica
                                   Incorporated and its directors(4)
                  10.11+           Employment Continuation Agreement with Eugene A. Miller(6)
                  10.12+           Employment Agreement with Ralph W. Babb Jr. (8)
                  10.13+           Supplemental Pension and Retiree Medical Agreement with Ralph W.
                                   Babb Jr.(9)
                  10.14+           Comerica Incorporated Deferred Compensation Plan, 1997
                                   Amendment and Restatement(4)
                  10.15+           Amended and Restated Comerica Incorporated 1997 Long-Term
                                   Incentive Plan, November 19, 1999 (3)
                  10.16+           Amended and Restated Comerica Incorporated Management Incentive
                                   Plan, November 19, 1999 (3)
                  10.17+           Form of Comerica Incorporated Senior Officer Severance Plan
                                   between registrant and listed officers, January 1, 1997(4)
                  10.18+           1999 Comerica Incorporated Deferred Compensation Plan, January
                                   1, 1999 (3)
                  10.19+           1999 Comerica Incorporated Deferred 3 Year ROE Award Plan, January
                                   1, 1999 (3)
                  10.20+           Amended and Restated Comerica Incorporated Stock Option Plan For
                                   Non-Employee Directors, January 20, 2000 (3)
                  10.21+           Comerica Incorporated 1999 Discretionary Director Fee Deferral Plan
                                   May 21, 1999 (3)
                  10.22+           Comerica Incorporated 1999 Common Stock Director Fee Deferral
                                   Plan May 21, 1999 (3)
                  11               Statement regarding Computation of Per Share Earnings(10)
                  13               Incorporated Sections of Registrant's 2000 Annual Report to Shareholders
                  21               Subsidiaries of Registrant
                  23               Consent of Ernst & Young LLP

---------------------------------------

                  (1)  Filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the  year ended
                       December 31, 1996, and incorporated herein by reference.
                  (2)  Filed as Exhibit 3.1 to Registrant's Registrant Statement on Form S-4, No.
                       333-51042.
                  (3)  Filed as the same exhibit number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
                  (4)  Filed as Exhibit 4 to Registrant's Current Report on Form 8-K dated June 18,
                       1996, regarding the Registrant's Rights Agreement with Comerica Bank, and incorporated herein by reference.
                  (5)  Filed as the same exhibit number to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
                  (6)  Filed as the same exhibit number to the Registrant's Annual Report on Form
                       10-K for the year ended December 31, 1992 and incorporated herein by reference.
                  (7)  Filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 -- Commission File Number 1-10706 and incorporated herein by reference.
                  (8)  Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30,
                       1998 and incorporated herein by reference.
                  (9)  Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30,
                       1998 and incorporated herein by reference.
                  (10) Incorporated by reference from Note 12 on page 50 of Registrant's Annual Report to Shareholders attached hereto as Exhibit 13.
                   +   Management compensation plan.