Form 10-Q
period 2001-03-31
COMERICA INC /NEW/
filed 2001-05-15
CIK 28412

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                               ----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission file number                 1-10706
                       --------------------------------------

                              Comerica Incorporated
             ------------------------------------------------------
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

                                 (800) 521-1190
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

         $5 par value common stock:
             outstanding as of April 30, 2001: 178,472,000 shares

ITEM I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                            March 31,    December 31,      March 31,
(in thousands, except share data)               2001            2000           2000
                                         -----------     -----------    -----------
ASSETS
Cash and due from banks                  $ 2,008,803     $ 1,930,682    $ 1,855,110

Short-term investments                     1,990,563       1,730,158      1,912,380

Investment securities available
  for sale                                 3,207,455       3,890,725      3,583,006

Commercial loans                          26,373,429      26,009,336     24,519,861
International loans                        2,653,902       2,571,156      2,565,966
Real estate construction loans             2,973,895       2,915,168      2,422,371
Commercial mortgage loans                  5,570,134       5,360,601      5,078,245
Residential mortgage loans                   793,075         807,064        849,912
Consumer loans                             1,472,015       1,477,135      1,407,541
Lease financing                            1,088,908       1,029,164        815,293
                                         -----------     -----------    -----------
    Total loans                           40,925,358      40,169,624     37,659,189
Less allowance for credit losses            (644,556)       (608,110)      (581,482)
                                         -----------     -----------    -----------
    Net loans                             40,280,802      39,561,514     37,077,707
Premises and equipment                       360,145         364,246        364,104
Customers' liability on acceptances
  outstanding                                 26,917          26,668         17,179
Accrued income and other assets            2,395,541       2,030,063      1,852,333
                                         -----------     -----------    -----------
    TOTAL ASSETS                         $50,270,226     $49,534,056    $46,661,819
                                         ===========     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits             $11,530,699     $10,188,475    $ 9,538,966
Interest-bearing deposits                 25,255,219      23,665,808     19,856,778
                                         -----------     -----------    -----------
    Total deposits                        36,785,918      33,854,283     29,395,744

Short-term borrowings                        679,802       2,093,381      4,442,670
Acceptances outstanding                       26,917          26,668         17,179
Accrued expenses and other
  liabilities                                819,774         800,386        675,561
Medium- and long-term debt                 7,289,301       8,259,179      8,073,259
                                         -----------     -----------    -----------
    Total liabilities                     45,601,712      45,033,897     42,604,413

Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
     3/31/01, 12/31/00 and 3/31/00           250,000         250,000        250,000
Common stock - $5 par value:
  Authorized - 325,000,000 shares
  Issued - 178,337,648 shares at
     3/31/01, 177,703,678 shares at
     12/31/00 and 177,901,802
     shares at 3/31/00                       891,688         888,519        889,509
Capital surplus                              326,134         301,414        313,493
Unearned employee stock ownership
  plan - 176,462 shares at 3/31/01
  and 12/31/00 and 64,993 shares
  at 3/31/00                                  (6,750)         (6,750)        (3,000)
Accumulated other comprehensive income       127,490          12,097        (37,345)
Retained earnings                          3,086,915       3,085,784      2,714,213
Deferred compensation                         (6,963)        (14,494)       (22,321)
Less cost of common stock in
  treasury - 289,397 shares at
  12/31/00 and 826,342 shares at
  3/31/00                                          -         (16,411)       (47,143)
                                         -----------     -----------    -----------
    Total shareholders' equity             4,668,514       4,500,159      4,057,406
                                         -----------     -----------    -----------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY               $50,270,226     $49,534,056    $46,661,819
                                         ===========     ===========    ===========

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries


                                                                  Three Months Ended
                                                                       March 31,
                                                           -------------------------------
(In thousands, except per share data)                            2001                 2000
                                                           ----------           ----------
INTEREST INCOME
Interest and fees on loans                                 $  865,333           $  778,173
Interest on investment securities                              64,625               61,447
Interest on short-term investments                             10,502               31,799
                                                           ----------           ----------
         Total interest income                                940,460              871,419

INTEREST EXPENSE
Interest on deposits                                          271,927              202,896
Interest on short-term borrowings                              39,392               53,940
Interest on medium- and long-term debt                        116,849              130,988
                                                           ----------           ----------
         Total interest expense                               428,168              387,824
                                                           ----------           ----------
         Net interest income                                  512,292              483,595
Provision for credit losses                                    72,000               66,894
                                                           ----------           ----------
         Net interest income after
           provision for credit losses                        440,292              416,701

NONINTEREST INCOME
Fiduciary income                                               45,426               45,199
Investment advisory revenue, net                               (9,489)              33,829
Service charges on deposit accounts                            49,914               45,752
Commercial lending fees                                        13,854               12,381
Letter of credit fees                                          12,776               12,857
Warrant income                                                  3,122                7,374
Securities gains                                               23,744                5,437
Net gain on sales of business                                       -               30,484
Equity in earnings of unconsolidated subsidiaries             (53,300)               2,927
Other noninterest income                                       83,935               58,580
                                                           ----------           ----------
         Total noninterest income                             169,982              254,820

NONINTEREST EXPENSES
Salaries and employee benefits                                206,776              211,827
Net occupancy expense                                          28,316               27,798
Equipment expense                                              19,397               18,946
Outside processing fee expense                                 15,827               14,487
Restructuring charge                                           94,304                    -
Customer services                                               9,258                8,176
Other noninterest expenses                                     76,099               85,561
                                                           ----------           ----------
         Total noninterest expenses                           449,977              366,795
                                                           ----------           ----------
Income before income taxes                                    160,297              304,726
Provision for income taxes                                     66,705              107,695
                                                           ----------           ----------
NET INCOME                                                 $   93,592           $  197,031
                                                           ==========           ==========
Net income applicable to common stock                      $   89,317           $  192,756
                                                           ==========           ==========
Basic net income per common share                               $0.50                $1.09
Diluted net income per common share                             $0.50                $1.08

Cash dividends declared on common stock                      $ 78,389             $ 62,519
Dividends per common share                                      $0.44                $0.40

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries


                                                              Accumulated
                             Nonredeemable                      Other
(in thousands, except          Preferred   Common   Capital  Comprehensive  Retained
  share data)                    Stock      Stock   Surplus     Income      Earnings
                               ---------  -------- --------    --------    ----------
BALANCES AT JANUARY 1, 2000     $250,000  $889,453 $226,001    $(21,704)   $2,677,210
Net income for 2000                    -         -        -           -       197,031
Other comprehensive income,
  net of tax                           -         -        -     (15,641)            -

Total comprehensive income             -         -        -           -             -
Common stock dividend                  -         -   84,906           -       (84,927)
Cash dividends declared:
  Preferred stock                      -         -        -           -        (4,275)
  Common stock                         -         -        -           -       (62,519)
Purchase and retirement of
  41,400 shares of common stock        -      (207)  (1,902)          -             -
Purchase of 331,362 shares
  of common stock                      -         -        -           -             -
Net issuance of common stock
  under employee stock plans           -       263    4,488           -        (8,307)
Amortization of deferred
  compensation                         -         -        -           -             -
                                --------  -------- --------    --------    ----------
BALANCES AT MARCH 31, 2000      $250,000  $889,509 $313,493    $(37,345)   $2,714,213
                                ========  ======== ========    ========    ==========

BALANCES AT JANUARY 1, 2001     $250,000  $888,519 $301,414    $ 12,097    $3,085,784
Net income for 2001                    -         -        -           -        93,592
Other comprehensive income,
  net of tax                           -         -        -     115,393             -

Total comprehensive income             -         -        -           -             -
Cash dividends declared:
  Preferred stock                      -         -        -           -        (4,275)
  Common stock                         -         -        -           -       (78,389)
Purchase of 45,000 shares
  of common stock                      -         -        -           -             -
Net issuance of common stock
  under employee stock plans           -     3,169   24,720           -        (9,797)
Amortization of deferred
  compensation                         -         -        -           -             -
                                --------  -------- --------    --------    ----------
BALANCES AT MARCH 31, 2001      $250,000  $891,688 $326,134    $127,490    $3,086,915
                                ========  ======== ========    ========    ==========

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries


                                Unearned
                                Employee
                                  Stock                                   Total
(in thousands, except           Ownership     Deferred    Treasury     Shareholders'
  share data)                  Plan Shares  Compensation    Stock         Equity
                               ----------   ------------  ---------     ----------
BALANCES AT JANUARY 1, 2000       $(3,750)      $(21,998)  $(47,161)    $3,948,051
Net income for 2000                     -              -          -        197,031
Other comprehensive income,
  net of tax                            -              -          -        (15,641)
                                                                        ----------
Total comprehensive income              -              -          -        181,390
Common stock dividend                   -              -          -            (21)
Cash dividends declared:
  Preferred stock                       -              -          -         (4,275)
  Common stock                          -              -          -        (62,519)
Purchase and retirement of
  41,400 shares of common stock         -              -          -         (2,109)
Purchase of 331,362 shares
  of common stock                       -              -    (13,112)       (13,112)
Net issuance of common stock
  under employee stock plans          750         (2,711)    13,130          7,613
Amortization of deferred
  compensation                          -          2,388          -          2,388
                                  -------       --------   --------     ----------
BALANCES AT MARCH 31, 2000        $(3,000)      $(22,321)  $(47,143)    $4,057,406
                                  =======       ========   ========     ==========

BALANCES AT JANUARY 1, 2001       $(6,750)      $(14,494)  $(16,411)    $4,500,159
Net income for 2001                     -              -          -         93,592
Other comprehensive income,
  net of tax                            -              -          -        115,393
                                                                        ----------
Total comprehensive income              -              -          -        208,985
Cash dividends declared:
  Preferred stock                       -              -          -         (4,275)
  Common stock                          -              -          -        (78,389)
Purchase of 45,000 shares
  of common stock                       -              -     (2,760)        (2,760)
Net issuance of common stock
  under employee stock plans            -         (3,857)    19,171         33,406
Amortization of deferred
  compensation                          -         11,388          -         11,388
                                  -------        -------   --------     ----------
BALANCES AT MARCH 31, 2001        $(6,750)       $(6,963)  $      -     $4,668,514
                                  =======        =======   ========     ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

                                                                    Three Months Ended
                                                                         March 31
                                                              --------------------------------
(in thousands)                                                       2001                 2000
                                                              -----------          -----------
OPERATING ACTIVITIES:
    Net income                                                $    93,592          $   197,031
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for credit losses                                72,000               66,894
        Depreciation                                               17,243               10,725
        Restructuring charge                                       60,000                   --
        Net increase in trading
          account securities                                      (20,938)             (47,068)
        Net decrease in assets held for sale                       43,808               23,295
        Net (increase) decrease in accrued
          income receivable                                        37,886              (27,043)
        Net increase (decrease)in accrued expenses                (33,526)              18,049
        Net amortization of intangibles                             8,685                8,516
        Other, net                                               (127,603)             (98,466)
                                                              -----------          -----------
           Total adjustments                                       57,555              (45,098)
                                                              -----------          -----------
                Net cash provided by
                  operating activities                            151,147              151,933

INVESTING ACTIVITIES:
    Net increase in interest-bearing deposits
      with banks                                                  (24,313)             (21,678)
    Net (increase) decrease in federal funds
      sold and securities purchased under agreements
      to resell                                                  (258,962)              13,617
    Proceeds from sale of investment securities
      available for sale                                        1,543,633            1,859,507
    Proceeds from maturity of investment
      securities available for sale                               385,727              290,622
    Purchases of investment securities
      available for sale                                       (1,320,085)          (1,967,607)
    Net increase in loans
      (other than loans purchased)                               (804,231)          (1,380,219)
    Fixed assets, net                                             (13,142)              (9,282)
    Net (increase) decrease in customers' liability
      on acceptances outstanding                                     (249)              26,631
    Net cash provided by acquisitions/sales                            --              445,274
                                                              -----------          -----------
                Net cash used in investing activities            (491,622)            (743,135)

FINANCING ACTIVITIES:
    Net increase in deposits                                    2,918,166              199,741
    Net increase (decrease) in short-term borrowings           (1,413,579)           1,514,386
    Net increase (decrease) in acceptances
       outstanding                                                    249              (26,631)
    Proceeds from issuance of medium- and
      long-term debt                                              125,000            1,470,981
    Repayments and purchases of medium- and
      long-term debt                                           (1,174,696)          (2,150,985)
    Proceeds from issuance of common stock
      and other capital transactions                               33,406                4,844
    Purchase of common stock for treasury                          (2,760)             (15,221)
    Dividends paid                                                (67,190)             (60,563)
                                                              -----------          -----------
                Net cash provided by
                  financing activities                            418,596              936,552
                                                              -----------          -----------
Net increase in cash and due
  from banks                                                       78,121              345,350
Cash and due from banks at beginning of year                    1,930,682            1,509,760
                                                              -----------          -----------
Cash and due from banks at end of period                      $ 2,008,803          $ 1,855,110
                                                              ===========          ===========
Interest paid                                                 $   462,494          $   396,023
                                                              ===========          ===========
Income taxes paid                                             $     1,677          $    91,823
                                                              ===========          ===========
Noncash investing and financing activities:
    Loan transfers to other real estate                       $     1,399          $     1,796
                                                              ===========          ===========

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 8-K of Comerica Incorporated and Subsidiaries (the "Corporation") dated April 27, 2001.
         Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), requires companies to recognize all of their derivative instruments as either assets or liabilities on the balance sheet position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.
         For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. The net effect of these adjustments was immaterial. For

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies (continued) derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Foreign exchange futures and forward contracts, foreign currency options, interest rate caps and interest rate swap agreements executed as a service to customers are not designated as hedging instruments.
         The adoption of Statement No. 133 on January 1, 2001 resulted in a cumulative effect of an accounting change, net of tax, of $42 million in other comprehensive income.

Note 2 - Investment Securities

         At March 31, 2001, investment securities having a carrying value of $1.1 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $78 million.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 3 - Allowance for Credit Losses

         The following analyzes the changes in the allowance for credit losses included in the consolidated balance sheets:

(in thousands)                              2001           2000
                                       ---------      ---------
Balance at January 1                   $ 608,110      $ 548,147
Charge-offs                              (45,327)       (37,121)
Recoveries                                 9,916          3,569
                                       ---------      ---------
  Net charge-offs                        (35,411)       (33,552)
Provision for credit losses               72,000         66,894
Foreign currency translation
  adjustment                                (143)            (7)
                                       ---------      ---------
Balance at March 31                    $ 644,556      $ 581,482
                                       =========      =========

         The provision for credit losses in 2001 included a $25 million merger-related charge to conform the credit policies of Imperial with Comerica. Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $406 million for the quarter ended March 31, 2001, compared to $225 million for the comparable period last year. The following are period-end balances:

(in thousands)                 March 31, 2001   December 31, 2000
                               --------------   -----------------
Total impaired loans              $467,163            $364,895
Impaired loans requiring
   an allowance                    437,855             277,159
Impairment allowance               164,319             104,107

         Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 4 - Medium- and Long-term Debt

         Medium- and long-term debt consisted of the following at March 31, 2001 and December 31, 2000:

(in thousands)                     March 31, 2001    December 31, 2000
                                   --------------    -----------------
Parent Company
7.25% subordinated notes due 2007      $157,136        $  157,414

Subsidiaries
Subordinated notes:
7.25% subordinated notes due 2007       212,600           198,703
7.875% subordinated notes due 2026      179,261           172,346
8.375% subordinated notes due 2024      185,630           155,071
7.25% subordinated notes due 2002       155,026           149,719
6.875% subordinated notes due 2008      106,717           103,272
7.125% subordinated notes due 2013      167,691           154,486
6.00% subordinated notes due 2008       253,459           248,238
7.65% subordinated notes due 2010       265,392           248,385
8.50% subordinated notes due 2009       101,048            99,474
9.98% junior subordinated
  debentures due 2026                    67,805            63,690
                                     ----------        ----------
       Total subordinated notes       1,694,629         1,593,384

Medium-term notes:
Floating rate based on
  Treasury indices                      125,000           125,000
Floating rate based on Prime indices  1,799,965         1,320,964
Floating rate based on LIBOR indices  3,499,840         5,048,972
                                     ----------        ----------
       Total medium-term notes        5,424,805         6,494,936
Notes payable                            12,731            13,445
                                     ----------         ---------
       Total subsidiaries             7,132,165         8,101,765
                                     ----------        ----------
       Total medium- and
         long-term debt              $7,289,301        $8,259,179
                                     ==========        ==========

         The balances of medium- and long-term debt at March 31, 2001 include the fair values of risk management interest rate swap contracts modifying the interest rate characteristics of the debt.

Note 5 - Income Taxes

         The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the financial statements after deducting non-taxable items, principally income on bank-owned life insurance and interest income on state and municipal securities. State and foreign taxes are then added to the federal provision. The effective tax rate in the first quarter 2001 was affected by adjustments to Imperial Bancorp's tax liabilities at merger date, partially offset by a $7 million tax benefit related to the Imperial Bancorp acquisition that was recognizable immediately, but only after Imperial became part of Comerica.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives and Foreign Exchange Contracts

                                       March 31, 2001                December 31, 2000
                               ------------------------------  ------------------------------
                               Notional/                       Notional/
                               Contract   Unrealized    Fair   Contract   Unrealized    Fair
                               Amount    Gains  Losses  Value  Amount    Gains  Losses  Value
(in millions)                  (1)       (2)            (3)    (1)       (2)            (3)
                               ------------------------------  ------------------------------
RISK MANAGEMENT
Interest rate contracts:
  Options, caps and floors
    purchased                  $     7   $  -  $   -   $   -   $ 6,058   $ 10  $  (1)   $   9
  Swaps                         16,348    378     (1)    377    12,594    206    (33)     173
Foreign exchange contracts:
  Spot, forward and options        595      7    (17)    (10)      493     18     (6)      12
  Swaps                            115      -    (18)    (18)      115      1    (13)     (12)
                               -------   ----  -----   -----   -------   ----  -----    -----
  Total risk management         17,065    385    (36)    349    19,260    235    (53)     182

CUSTOMER-INITIATED AND OTHER
Interest rate contracts:
  Caps and floors written          302      -     (2)     (2)      198      -     (1)      (1)
  Caps and floors purchased        292      2      -       2       179      1      -        1
  Swaps                            555      9     (9)      -       493      5     (4)       1
Foreign exchange contracts:
  Spot, forward and options      1,658     33    (27)      6     1,827     26    (19)       7
  Swaps                            453      2     (5)     (3)       50      -      -        -
                               -------   ----  -----   -----   -------   ----  -----    -----
  Total customer-initiated
    and other                    3,260     46    (43)      3     2,747     32    (24)       8
                               -------   ----  -----   -----   -------   ----  -----    -----
  Total derivatives and
    foreign exchange
    contracts                  $20,325   $431  $ (79)  $ 352   $22,007   $267  $ (77)   $ 190
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

(3) The fair values of derivatives and foreign exchange contracts generally represent the estimated amounts the Corporation would receive or pay to terminate or otherwise settle the contracts at the balance sheet date. In 2001, the fair value of all derivatives and foreign exchange contracts are reflected in the consolidated balance sheets, as required by SFAS No. 133. In 2000, only the fair values of customer-initiated and other derivatives and foreign exchange contracts are reflected in the consolidated balance sheets.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Derivatives and Foreign Exchange Contracts (continued)

Risk Management

         Interest rate risk arises in the normal course of business due to differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. This gap in the balance sheet structure reflects the sensitivity of the Corporation's net interest income to a change in interest rates. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs cash instruments, such as investment securities, as well as derivative financial instruments and foreign exchange contracts, to manage exposure to these and other risks, including liquidity risk.
         As an end-user, the Corporation mainly accesses the interest rate markets to obtain derivative instruments for use principally in connection with asset and liability management activities. As part of a fair value hedging strategy, the Corporation has entered into interest rate swap agreements for interest rate risk management purposes. The interest rate swap agreements utilized, effectively modify the Corporation's exposure to interest rate risk by converting fixed-rate deposits and debt to a floating rate. These agreements involve the receipt of fixed rate of interest amounts in exchange for floating rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. No ineffectiveness was required to be recorded on these hedging instruments in the statement of income.
         As part of a cash flow hedging strategy, the Corporation has entered into interest rate swap agreements that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis for the next 3 years, thus reducing the impact of interest rate changes on future interest income. Approximately 30% ($12 billion) of the Corporation's outstanding loans were designated as the hedged items to interest rate swap agreements at March 31, 2001. During the quarter ended March 31, 2001, interest rate swap agreements designated as cash flow hedges increased interest and fees on loans by approximately $3 million. No ineffectiveness was required to be recorded on these hedging instruments in the statement of income. The Corporation expects to reclassify

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Derivatives and Foreign Exchange Contracts (continued)
$79 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with the existing and forecasted floating-rate loans.
         Management believes these strategies achieve an optimal match between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although there can be no assurance that such strategies will be successful. In addition, the Corporation uses forward foreign exchange contracts to protect the value of its investments in foreign subsidiaries in Canada and the United Kingdom. Realized and unrealized gains and losses from these hedges are not included in the statement of income, but are shown in the accumulated foreign currency translation adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets. During the quarter ended March 31, 2001, the Corporation recognized $2 million of net gains, included in the accumulated foreign currency translation adjustment, related to the forward foreign exchange contracts.
         The Corporation also uses various other types of financial instruments to mitigate interest rate and foreign currency risks associated with specific assets or liabilities, which are reflected in the table above. Such instruments include interest rate caps and floors, foreign exchange forward contracts, and foreign exchange cross-currency swaps.
         The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of March 31, 2001. The swaps are grouped by the assets or liabilities to which they have been designated.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Derivatives and Foreign Exchange Contracts (continued)

-----------------------------------------------------------------------------------------------------------------
Remaining Expected Maturity of Risk Management Interest Rate Swaps:

(dollar amounts                                                                     2006-                Dec. 31,
 in millions)                 2001        2002        2003      2004      2005       2026       Total        2000
-----------------------------------------------------------------------------------------------------------------
VARIABLE RATE ASSET
DESIGNATION:
  Receive fixed swaps
    Generic                $ 2,850     $ 2,860     $ 4,750    $  900    $  500    $   500     $12,360     $ 9,277

  Weighted average: (1)
    Receive rate              5.64%       7.13%       8.31%     8.02%     8.13%      5.83%       7.29%       7.55%
    Pay rate                  5.48%       7.04%       7.36%     8.00%     8.00%      5.65%       6.86%       8.14%

FIXED RATE ASSET
DESIGNATION:
  Pay fixed swaps
    Generic                $    16     $     -     $     -    $    -    $    -    $     -     $    16     $    98
    Amortizing                   -           -           1         -         -          -           1           1

  Weighted average: (2)
    Receive rate              5.18%          -%       5.17%        -%        -%         -%       5.18%       6.70%
    Pay rate                  5.47%          -%       6.05%        -%        -%         -%       5.51%       6.79%

FIXED RATE DEPOSIT
DESIGNATION:
  Generic receive
  fixed swaps              $   987     $ 1,039     $     -    $   20    $    -    $   150     $ 2,196     $ 1,378

  Weighted average: (1)
    Receive rate              7.17%       5.44%          -%     7.10%        -%      7.13%       6.35%       7.19%
    Pay rate                  5.17%       5.28%          -%     5.31%        -%      5.45%       5.24%       6.66%

MEDIUM- AND LONG-TERM
DEBT DESIGNATION:
  Generic receive
  fixed swaps              $     -     $   150     $     -    $    -    $  250    $ 1,250     $ 1,650     $ 1,715

  Weighted average: (1)
    Receive rate                 -%       7.22%          -%        -%     7.04%      6.73%       6.82%       6.83%
    Pay rate                     -%       6.76%          -%        -%     5.39%      5.99%       5.97%       6.76%

  Floating/floating
  swaps                    $   125     $     -     $     -    $    -    $    -    $     -     $   125     $   125

  Weighted average: (3)
    Receive rate              5.23%          -%          -%        -%        -%         -%       5.23%       6.72%
    Pay rate                  5.03%          -%          -%        -%        -%         -%       5.03%       6.59%

Total notional amount      $ 3,978     $ 4,049     $ 4,751    $  920    $  750    $ 1,900     $16,348     $12,594
-----------------------------------------------------------------------------------------------------------------

(1) Variable rates paid on receive fixed swaps are based on one-month and three-month LIBOR or one-month CDOR rates in effect at March 31, 2001. Variable rates received on pay fixed swaps are based on prime.
(2)  Variable rate received is based on one-month CDOR at March 31, 2001.
(3) Variable rate paid is based on LIBOR at March 31, 2001, while variable rate received is based on the three-month U.S. Treasury bill bond equivalent rate.
-------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives and Foreign Exchange Contracts (continued)

         The notional amounts of commitments to purchase and sell U.S. Treasury, U.S. government agency and municipal bond securities related to the Corporation's trading account and available for sale portfolio totaled $673 million and $3 million at March 31, 2001 and December 31, 2000, respectively. These commitments, which are short-term and similar in nature to forward contracts, are not reflected in the preceding table due to the immaterial impact on the financial statements.

Customer-Initiated and Other

         The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts and interest rate caps, floors and swaps to accommodate the needs of customers requesting such services. The Corporation minimizes market risk arising from customer-initiated foreign exchange contracts by entering into offsetting transactions. Average fair values and income from customer-initiated and other foreign exchange contracts were not material for the three-month period ended March 31, 2001 and for the year ended December 31, 2000.
         Customer-initiated interest rate caps, floors and swaps generally are not offset by other financial instruments; however, the Corporation has established authority limits for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not material for the three-month period ended March 31, 2001 and for the year ended December 31, 2000.

Derivative and Foreign Exchange Activity

         The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts.

                                                       Customer-Initiated
                                  Risk Management           and Other
                               ---------------------  ----------------------
                               Interest    Foreign    Interest     Foreign
                               Rate        Exchange   Rate         Exchange
(in millions)                  Contracts   Contracts  Contracts    Contracts
                               ---------------------  ----------------------
Balances at December 31, 2000   $ 18,652    $   608    $   870    $  1,877
Additions                          5,865      2,338        524      13,194
Maturities/amortizations          (6,762)    (2,236)      (245)    (12,960)
Terminations                      (1,400)        --         --          --
                                --------    -------    -------    --------
Balances at March 31, 2001      $ 16,355    $   710    $ 1,149    $  2,111
                                ========    =======    =======    ========

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Derivatives and Foreign Exchange Contracts (continued)

         Additional information regarding the nature, terms and associated risks of the above derivatives and foreign exchange contracts, can be found in Note 19 to the consolidated financial statements included in the Form 8-K of the Corporation dated April 27, 2001.

Note 7 - Business Segment Information

         The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. Lines of business results are produced by the Corporation's internal management accounting system. This system measures financial results based on the internal organizational structure of the Corporation; information presented is not necessarily comparable with any other financial institution. Lines of business/segment financial results for the three months ended March 31, 2001 and 2000 are presented below.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 7 - Business Segment Information (continued)

Three Months Ended March 31

(dollar amounts in          Business          Individual             Investment
 millions)                    Bank               Bank                    Bank*
----------------------------------------------------------------------------------
                          2001     2000      2001   2000***      2001**       2000
----------------------------------------------------------------------------------
Average assets        $ 37,785  $34,349   $ 7,319    $7,031     $   455    $   300
Total revenues (FTE)       432      387       252       293         (36)        65
Net income/(loss)          120      130        66        92         (56)         8

Return on average
  assets                  1.27%    1.51%     1.39%     2.02%     (45.27)%     9.59%
Return on average
  common equity          17.47%   21.36%    33.90%    49.73%     (75.65)%    13.98%

                             Finance              Other                  Total
----------------------------------------------------------------------------------
                          2001     2000      2001      2000        2001       2000
----------------------------------------------------------------------------------
Average assets        $  4,227  $ 4,063   $  (455)   $  (46)    $49,331    $45,697
Total revenues (FTE)        35       (3)        -        (3)        683        739
Net income/(loss)           20       (2)      (56)      (31)         94        197

Return on average
  assets                  0.50%   (0.05)%     N/M       N/M        0.76%      1.72%
Return on average
  common equity          14.69%   (2.08)%     N/M       N/M        8.11%     20.66%


* Net income was reduced by charges for fees internally transferred to other lines of business for referrals to the Investment Bank. If excluded, Investment Bank net income/(loss) would have been ($53) million and $9 million, and return on average common equity would have been (71.52%) and 17.13%, in 2001 and 2000, respectively.

** Net income in 2001 was reduced by a $26 million pre-tax deferred distribution costs impairment charge and a $53 million pre-tax charge related to long-term incentive plans at an unconsolidated subsidiary. Excluding these charges, Investment Bank total revenues (FTE) and net loss in 2001 would have been $47 million and ($5) million, respectively, while return on average assets and return on average common equity would have been (4.14%) and (6.91%), respectively.

*** Year-to-date March 31, 2000, financial results for the Individual Bank include a $30 million gain on the sale of $457 million of revolving check credit and bankcard loans. Excluding the $30 million gain, total revenues
     (FTE) and net income would have been $263 million and $72 million, respectively, while return on average assets and return on average common equity would have been 1.58% and 38.76%, respectively.

     N/M - Not Meaningful


     For a description of the business activities of each line of business and the methodologies which form the basis for these results, refer to Note 23 to the consolidated financial statements in the Corporation's Form 8-K dated April 27, 2001.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 8 - Accumulated Other Comprehensive Income

         Other comprehensive income includes the change in net unrealized gains and losses on investment securities available for sale, the change in the accumulated foreign currency translation adjustment and the change in accumulated gains and losses on cash flow hedges. The Consolidated Statements of Changes in Shareholders' Equity present combined, net of tax, other comprehensive income. The following presents reconciliations of the components of accumulated other comprehensive income for the three months ended March 31, 2001 and 2000. Total comprehensive income for the three months ended March 31, 2001 and 2000, totaled $209 million and $181 million, respectively.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 8 - Accumulated Other Comprehensive Income (continued)

                                                              Three Months Ended
                                                                   March 31
                                                          ------------------------
(in thousands)                                               2001           2000
                                                          ---------       --------
Net unrealized gains/(losses) on investment
  securities available for sale:
    Balance at beginning of year                          $   8,016       $(22,719)
    Net unrealized holding gains/(losses)
      arising during the period                              14,269        (15,413)
    Less:  Reclassification adjustment for
      gains/(losses) included in net income                  23,744          5,437
                                                          ---------       --------
    Change in net unrealized gains/(losses)
      before income taxes                                    (9,475)       (20,850)
    Provision for income taxes                               (3,316)        (7,990)
                                                          ---------       --------
    Change in net unrealized gains/(losses)
      on investment securities available
      for sale, net of tax                                   (6,159)       (12,860)
                                                          ---------       --------
    Balance at March 31                                   $   1,857       $(35,579)

Accumulated foreign currency translation adjustment:
    Balance at beginning of year                          $   4,081       $  1,015
    Net translation gains/(losses) arising
      during the period                                      (5,073)        (2,781)
    Less:  Reclassification adjustment for
      gains/(losses) included in net income                      --             --
                                                          ---------       --------
    Change in translation adjustment before
      income taxes                                           (5,073)        (2,781)
    Provision for income taxes                                   --             --
                                                          ---------       --------
    Change in foreign currency translation
      adjustment, net of tax                                 (5,073)        (2,781)
                                                          ---------       --------
    Balance at March 31                                   $    (992)      $ (1,766)

Accumulated net gains/(losses) on cash flow hedges:
    Balance at beginning of period                        $      --       $     --
    Transition adjustment upon adoption
      of accounting standard                                 64,705             --
    Net cash flow hedge gains/(losses)
      arising during the period                             133,099             --
    Less: Reclassification adjustment for
      gains/(losses) included in net income                   2,996             --
                                                          ---------       --------
    Change in cash flow hedges before
      income taxes                                          194,808             --
    Provision for income taxes                               68,183             --
                                                          ---------       --------
    Change in cash flow hedges, net of tax                  126,625             --
                                                          ---------       --------
    Balance at March 31                                   $ 126,625       $     --
                                                          ---------       --------
Accumulated other comprehensive income,
  net of taxes, at March 31                               $ 127,490       $(37,345)
                                                          =========       ========

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 9 - Restructuring Charge

         The Corporation recorded restructuring charges related to the acquisition of Imperial Bancorp of $119 million for the first quarter of 2001. The components of the charges, $25 million and $94 million of which were recorded in the provision for credit losses and noninterest expenses, respectively, are shown in the table below. The Corporation expects to incur additional merger-related restructuring charges in 2001 in connection with the combining of Comerica and Imperial Bancorp. Restructuring charges are expected to total $169 million by the end of integration, which is currently targeted for completion in the first quarter of 2002.

Restructuring Reserve Analysis
Imperial Merger
                                          Other                Facilities
                           Employee     Employee  Conforming      and
(in thousands)             Termination  -Related   Policies    Operations   Other      Total
                           ----------- ---------- ----------   ----------  -------    -------
Balance at January 1, 2001   $     -   $      -    $      -      $    -    $     -   $      -
Provision charged to
  operating expense           30,000     29,000      44,000       2,000     14,000    119,000
Cash outlays                  (8,000)   (14,500)          -           -    (12,000)   (34,500)
Noncash write-downs
  and other                        -    (11,000)    (34,500)          -          -    (45,500)
                           ------------------------------------------------------------------
Balance at March 31, 2001    $22,000    $ 3,500    $  9,500      $2,000    $ 2,000   $ 39,000
                           ==================================================================


         Employee termination costs included the cost of severance, outplacement and other benefits associated with the involuntary termination of employees, primarily senior management and employees in corporate support and data processing functions. Approximately 350 employees are expected to be terminated as part of the restructuring plan, 4 of which occurred in the first quarter 2001. Other employee-related costs include cash payments related to change in control provisions in employment contracts and retention bonuses. The charge related to conforming policies represents costs associated with conforming the credit and accounting policies of Imperial with those of the Corporation. Of the $44 million charge associated with conforming policies in the first quarter 2001, $25 million was included in the provision for credit losses on the statement of income. The remaining amounts applied against the liability for conforming policies related primarily to the adjusting of commercial equipment lease

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 9 - Restructuring Charge (continued)

residual values. The Corporation has yet to incur most of the facilities and operations charges in 2001, which are associated with closing excess facilities, replacing signage, lease and computer service contract termination costs and disposal of computer hardware. Other merger-related restructuring costs were primarily comprised of investment banking, accounting, consulting and legal fees. The Corporation expects to realize annual noninterest expense savings totaling $60 million upon completion of its integration effort, the full effect of which will not begin to be realized until the second quarter of 2002.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

         Net income for the quarter ended March 31, 2001, was $94 million, down $103 million, or 52 percent, from $197 million reported for the first quarter of 2000. Diluted net income per share decreased 54 percent to $0.50 from $1.08 a year ago. Return on average common shareholders' equity was 8.11 percent and return on average assets was 0.76 percent, compared to 20.66 percent and 1.72 percent, respectively, for the comparable quarter last year. Net income in the first quarter 2001 included a $95 million after-tax restructuring charge related to the Corporation's merger with Imperial Bancorp. Excluding the restructuring charge, net income and diluted net income per share would have been $189 million and $1.02, respectively, while return on average common shareholders' equity and return on average assets would have been 16.74% and 1.53%, respectively.

Net Interest Income

         The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended March 31, 2001. On a FTE basis, net interest income was $513 million for the three months ended March 31, 2001, an increase of $28 million, or six percent, from the comparable quarter in 2000. This increase in net interest income was primarily due to an eight percent increase in average earning assets, as average business loans increased by $4 billion, or 11 percent, over last year's first quarter, as well as an increase in interest-free sources of funds. Excluding the divestiture of consumer loans in the first quarter 2000, net interest income (FTE) increased $37 million, or eight percent, over the first quarter of 2000. The net interest margin for the three months ended March 31, 2001, was 4.55 percent, a decrease of 5 basis points from 4.60 percent for the first quarter of 2000. Excluding the consumer loan divestiture, the net interest margin decreased two basis points. The net interest margin was negatively impacted by slower growth in core deposit balances than that of earning assets, resulting in a greater reliance on higher cost certificates of deposit in the mix of interest-bearing liabilities. This was partially offset by an increase in the impact to the margin provided by interest-free sources of funds. With core deposit balances growing at rates slower than earning assets, a greater reliance on market-priced sources of funding is expected, which will gradually reduce the margin.
         Interest rate swaps permit management to control the sensitivity of net interest income to fluctuations in interest rates in a manner similar to investment securities but without significant impact to capital or liquidity. In addition to using interest rate swaps and other instruments to control exposure to interest rate risk, management attempts to evaluate the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At March 31, 2001, the Corporation was in an asset sensitive position of $628 million (on an elasticity adjusted basis), or one percent of earning assets. The earnings simulation analysis performed at the end of the quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at March 31, 2001, for a 200 basis point decline in short-term interest rates identified approximately $51 million, or two percent, of forecasted net interest income at risk during the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income would be enhanced by approximately $6 million, or less than one percent. The results of these simulations are within established corporate policy guidelines.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)

                                                      Three Months Ended
---------------------------------------------------------------------------------------------
                                        March 31, 2001                     March 31, 2000
                                 -----------------------------   ----------------------------
(dollar amounts                  Average              Average    Average              Average
 in millions)                    Balance   Interest      Rate    Balance   Interest      Rate
---------------------------------------------------------------------------------------------
Loans                            $41,100       $866      8.54%   $37,243       $779      8.41%
Investment securities (1)          3,881         65      6.74      3,550         62      6.88
Short-term investments               634         10      6.74      1,519         32      8.41
---------------------------------------------------------------------------------------------
   Total earning assets           45,615        941      8.36     42,312        873      8.28

Interest-bearing deposits         24,167        272      4.56     20,215        203      4.04
Short-term borrowings              2,573         39      6.21      3,589         54      6.05
Medium- and long-term debt         7,729        117      6.13      8,621        131      6.11
---------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $34,469        428      5.04    $32,425        388      4.81
                                               --------------                  --------------

Net interest income/
  Rate spread (FTE)                            $513      3.32                  $485      3.47
                                               ====                            ====

FTE adjustment                                 $  1                            $  1
                                               ====                            ====

Impact of net noninterest-bearing
  sources of funds                                       1.23                            1.13
---------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.55%                           4.60%
=============================================================================================

(1) The average rate for investment securities was computed using average historical cost.


                                         Increase      Increase
                                        (Decrease)    (Decrease)       Net
                                          Due to        Due to       Increase
(in millions)                              Rate         Volume*     (Decrease)
                                        ----------    ----------    ----------
Loans                                      $  6          $ 81          $ 87
Investment securities                        (3)            6             3
Short-term investments                      (11)          (11)          (22)
---------------------------------------------------------------------------
   Total earning assets                      (8)           76            68

Interest-bearing deposits                    18            51            69
Short-term borrowings                         1           (16)          (15)
Medium- and long-term debt                   (1)          (13)          (14)
---------------------------------------------------------------------------
   Total interest-bearing sources            18            22            40
---------------------------------------------------------------------------

Net interest income/Rate spread (FTE)      $(26)         $ 54          $ 28
                                           ================================

* Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

    The provision for credit losses was $72 million for the first quarter of 2001, compared to $67 million for the same period in 2001. The Corporation establishes this provision to maintain an adequate allowance for credit losses, which is discussed in the section entitled "Allowance for Credit Losses and Nonperforming Assets." Included in the first quarter 2001 provision for credit losses is a $25 million merger-related charge to conform the credit policies of Imperial with Comerica.

Noninterest Income

    Noninterest income was $170 million for the three months ended March 31, 2001, a decrease of $85 million, or 33 percent, over the same period in 2000. Noninterest income in the first quarter of 2001 was reduced by a $26 million deferred distribution costs impairment charge ($17 million after-tax) and a one-time $53 million charge ($34 million after-tax) related to an unconsolidated subsidiary, both of which are discussed more fully below. Noninterest income in 2001 also included gains of $24 million from securities sales and $11 million in net gains resulting from the purchase and subsequent sale, all within the first quarter, of interest rate derivative contracts which failed to meet the Corporation's stringent risk-reduction criteria. Noninterest income in the first quarter of 2000 included a $30 million gain associated with the sale of revolving check credit and bankcard loans. Excluding the effect of securities gains, warrant income and large, nonrecurring items, and the impact of last year's revolving check credit and bankcard loan sale, noninterest income increased three percent in the first quarter of 2001 from the first quarter of 2000.
    The $26 million pre-tax deferred distribution costs impairment charge related to the Corporation's Munder subsidiary resulted from the Corporation's reassessment of its ability to recover the unamortized cost of the commissions to brokers for selling certain shares, principally shares in its Munder subsidiary's NetNet, International NetNet and Future Technology funds. Net asset values in these technology funds suffered as market conditions weakened significantly following the peak in the first half of 2000. After a fourth quarter 2000 impairment charge of $7 million, this sector of the equity markets declined another 26 percent in the first quarter 2001.

This prompted Comerica's current revaluation of expected future cash flows from the funds, which are based on a percentage of assets under management and early redemption fees. Net remaining deferred distribution costs at March 31, 2001, were $54 million. Excluding the impairment charges, investment advisory revenues totaled $17 million in the first quarter of 2001, a decrease of $8 million from the fourth quarter 2000 and $17 million from the first quarter 2000. The decrease is primarily attributable to the decline in the market values of technology-related stocks from their record highs during the first quarter of last year.
         The $53 million pre-tax charge is related to long-term incentive plans at a United Kingdom subsidiary, Framlington Holdings Limited, of which Munder is a minority owner. In May 2000, the announcement that the majority owner of Framlington was being acquired triggered a change-in-control provision which fully vested all options and restricted shares held by employees of Framlington. In March 2001, all outstanding options held by employees were exercised and their shares mandatorily purchased by Framlington, requiring U.S. accounting recognition of the expense. The pre-tax charge, included in equity in earnings of unconsolidated subsidiaries, reflects Munder's portion of the resulting expense.

Noninterest Expenses

         Noninterest expenses, which included a merger-related restructuring charge of $94 million, were $450 million for the first quarter ended March 31, 2001, an increase of $83 million, or 23 percent, from the first quarter of 2000. Excluding the restructuring charge, noninterest expenses decreased $11 million, or three percent, when compared to the same period in 2000, primarily due to a decline in revenue-related incentives.


Provision for Income Taxes

         The provision for income taxes for the first quarter of 2001 totaled $67 million, a decrease of 38 percent compared to $108 million reported for the same period a year ago. The effective tax rate was 42 percent for the first quarter of 2001, compared to 35 percent for the same quarter of 2000. The effective tax rate in the first quarter 2001 was affected by adjustments to Imperial Bancorp's tax liabilities at merger date, partially offset by a $7 million tax benefit related to the Imperial Bancorp acquisition that was immediately recognizable, but only after Imperial became part of Comerica.

Financial Condition

         Total assets were $50.3 billion at March 31, 2001, compared with $49.5 billion at year-end 2000 and $46.7 billion at March 31, 2000. The Corporation has experienced growth in all business loan categories since December 31, 2000, with the most significant increases in the domestic commercial loan and commercial mortgage categories, which increased $364 million and $210 million, respectively.
         Total liabilities increased $568 million, or one percent, since December 31, 2000 to $45.6 billion. Total deposits increased $2.9 billion to $36.8 billion at March 31, 2001 from $33.9 billion at December 31, 2000, primarily due to growth in certificates of deposit issued in denominations in excess of $100,000 through brokers or to institutional investors. The increase in deposits was largely offset by declines in short-term borrowings, which decreased $1.4 billion, or 67 percent, since year-end 2000, and medium- and long-term debt, which decreased $1 billion, or 12 percent.

Allowance for Credit Losses and Nonperforming Assets

             The allowance for credit losses represents management's assessment of probable losses inherent in the Corporation's loan portfolio, including all binding commitments to lend. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent but that have not been specifically identified. The Corporation allocates the allowance for credit losses to each loan category based on a defined methodology which has been in use, without material change, for several years. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the senior management of the Credit Policy Group. Business loans are defined as those belonging to the commercial, international, real estate construction, commercial mortgage and lease financing categories. A detailed credit quality review is performed quarterly on large business loans which have deteriorated below certain levels of credit risk. A specific portion of the allowance is allocated to such loans based upon this review. The portion of the allowance allocated to the remaining business loans is determined by applying projected loss ratios to each risk rating based on numerous factors identified below. The portion of the allowance allocated to consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, geographic dispersion of borrowers, and trends with respect to past due and nonaccrual amounts. The allocated reserve was $490 million at March 31, 2001, an increase of $47 million from year-end 2000. This increase was attributable to the specific portion of the allowance associated with the quarterly credit quality review of certain large business loans with deteriorated credit risk at March 31, 2001.
             Actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of historical loss ratios. To ensure a higher degree of confidence, an unallocated allowance is also maintained. The unallocated portion of the loss reserve reflects management's view that the reserve should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgement. Factors which were considered in the evaluation of the adequacy of the Corporation's unallocated reserve include portfolio exposures to the healthcare, high technology and energy industries, customers engaged in sub-prime lending, as well as Latin American transfer risks and the risk associated with new customer relationships. The unallocated allowance was $155 million at March 31, 2001, a decrease of $10 million from December 31, 2000.
             Management also considers industry norms and the expectations from rating agencies and banking regulators in determining the adequacy of the allowance. The total allowance, including the unallocated amount, is available to absorb losses from any segment of the portfolio.
         At March 31, 2001, the allowance for credit losses was $645 million, an increase of $37 million since December 31, 2000. The allowance as a percentage of total loans was 1.57 percent, compared to 1.51 percent at December 31, 2000. As a percentage of nonperforming assets, the allowance was 135 percent at March 31, 2001, versus 179 percent at year-end 2000.
             Net charge-offs for the first quarter of 2001 were $35 million, or
0.34 percent of average total loans, compared with $34 million, or 0.36 percent, for the year-earlier quarter. Nonperforming assets increased $137 million, or 40 percent, since December 31, 2000, and were categorized as follows:

                                                                     March 31,                December 31,
(in thousands)                                                            2001                       2000
                                                                 -------------               ------------
Nonaccrual loans:
  Commercial                                                     $     389,206               $    244,390
  International                                                         48,721                     57,929
  Real estate construction                                               6,942                      4,542
  Commercial mortgage                                                   18,356                     17,398
  Residential mortgage                                                     289                        185
  Consumer                                                               3,147                      3,080
  Lease financing                                                        3,817                      3,837
                                                                 -------------               ------------
    Total nonaccrual loans                                             470,478                    331,361
Reduced-rate loans                                                         275                      2,306
                                                                 -------------               ------------
    Total nonperforming loans                                          470,753                    333,667
Other real estate                                                        5,577                      5,577
                                                                 -------------               ------------
    Total nonperforming assets                                   $     476,330               $    339,244
                                                                 =============               ============

Loans past due 90 days or more                                   $      55,260               $     36,176
                                                                 =============               ============

         Nonperforming assets as a percentage of total loans and other real estate were 1.16 percent at March 31, 2001 and 0.84 percent at December 31, 2000.

Capital

         Common shareholders' equity increased $53 million from December 31, 2000 to March 31, 2001, excluding other comprehensive income. The increase was primarily due to employee stock plan activity, which increased common shareholders' equity $45 million, and the retention of $11 million of current year earnings.
         Capital ratios exceed minimum regulatory requirements as follows:

                                                       March 31,   December 31,
                                                         2001          2000
                                                      ---------    -----------
Leverage ratio (3.00 - minimum)                           8.76%        8.74%
Tier 1 risk-based capital ratio (4.0 - minimum)           7.46         7.35
Total risk-based capital ratio (8.0 - minimum)           11.26        11.11

         At March 31, 2001, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of "well capitalized" institutions as defined in the final rule under FDICIA.

Other Matters

         This report includes forward-looking statements based on management's current expectations and/or the assumptions made in the earnings simulation analysis. Such statements reflect the view of Comerica's management, as of the date of this report, with respect to future events and are subject to risks and uncertainties, such as changes in Comerica's plans, objectives, expectations and intentions and do not purport to speak as of any other date. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences are changes in interest rates, changes in the industries in which the Corporation has a concentration of loans, changes in the level of fee revenues, changes in the accounting treatment of any particular item, the entry of new competitors into the banking industry as a result of the enactment of the Gramm-Leach-Bliley Act of 1999, changing economic conditions and related credit and market conditions, difficulty integrating Imperial Bancorp or retaining key personnel and other factors. Forward-looking statements speak only as of the date they are made. Comerica does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (11)  Statement re: Computation of Earnings Per Share

(b)      Reports on Form 8-K

         1. A report on Form 8-K, dated January 22, 2001, was filed under report item number 9, concerning the announcement of Comerica Incorporated's earnings for the fourth quarter and year ended December 31, 2000.

         2. A report on Form 8-K, dated January 29, 2001, was filed under report item numbers 5 and 7, concerning the announcement of the merger of Imperial Bancorp and Comerica Holdings Incorporated, a wholly owned subsidiary of Comerica Incorporated, as well as the announcement of Imperial Bancorp's earnings for the fourth quarter and year ended December 31, 2000.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 COMERICA INCORPORATED
                                 (Registrant)



                                 /s/ Ralph W. Babb Jr.
                                 -----------------------------------------
                                 Ralph W. Babb Jr.
                                 Vice Chairman and Chief Financial Officer
                                 (Principal Financial Officer)



                                 /s/ Marvin J. Elenbaas
                                 -----------------------------------------
                                 Marvin J. Elenbaas
                                 Senior Vice President and Controller
                                 (Principal Accounting Officer)




Date: May 15, 2001

                                 Exhibit Index
                                 -------------

Exhibit No.                Description
-----------                -----------
    11                     Statement re: Computation of
                           Earnings Per Share