Form 10-Q
period 2001-06-30
COMERICA INC /NEW/
filed 2001-08-13
CIK 28412

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001
                               ------------------------------

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

         $5 par value common stock:
            outstanding as of July 31, 2001: 177,975,000 shares

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                                 June 30,     December  31,        June 30,
(in thousands, except share data)                   2001              2000            2000
                                             -----------      ------------     -----------
ASSETS
Cash and due from banks                      $ 1,763,867       $ 1,930,682     $ 2,241,928

Short-term investments                           257,380         1,730,158       1,670,302

Investment securities available
  for sale                                     4,025,903         3,890,725       3,693,395

Commercial loans                              26,155,382        26,009,336      25,401,266
International loans                            2,751,192         2,571,156       2,612,539
Real estate construction loans                 3,117,988         2,915,168       2,576,986
Commercial mortgage loans                      5,681,003         5,360,601       5,145,662
Residential mortgage loans                       793,631           807,064         828,092
Consumer loans                                 1,490,809         1,477,135       1,438,371
Lease financing                                1,123,408         1,029,164         858,065
                                             -----------       -----------     -----------
    Total loans                               41,113,413        40,169,624      38,860,981
Less allowance for credit losses                (644,877)         (608,110)       (601,117)
                                             -----------       -----------     -----------
    Net loans                                 40,468,536        39,561,514      38,259,864

Premises and equipment                           356,328           364,246         365,650
Customers' liability on acceptances
  outstanding                                     27,538            26,668          23,964
Accrued income and other assets                2,388,708         2,030,063       1,896,539
                                             -----------       -----------     -----------
    TOTAL ASSETS                             $49,288,260       $49,534,056     $48,151,642
                                             ===========       ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits                 $11,797,991       $10,188,475     $10,213,363
Interest-bearing deposits                     25,247,662        23,665,808      21,332,018
                                             -----------       -----------     -----------
    Total deposits                            37,045,653        33,854,283      31,545,381

Short-term borrowings                          1,427,333         2,093,381       3,368,570
Acceptances outstanding                           27,538            26,668          23,964
Accrued expenses and other
  liabilities                                    730,028           800,386         632,998
Medium- and long-term debt                     5,306,843         8,259,179       8,377,915
                                             -----------       -----------     -----------
    Total liabilities                         44,537,395        45,033,897      43,948,828

Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
     6/30/01, 12/31/00 and 6/30/00               250,000           250,000         250,000
Common stock - $5 par value:
  Authorized - 325,000,000 shares
  Issued - 178,749,198 shares at
     6/30/01, 177,703,678 shares at
     12/31/00, and 177,777,268 shares
     at 6/30/00                                  893,746           888,519         888,886
Capital surplus                                  340,232           301,414         311,719
Unearned employee stock ownership
  plan - 167,566 shares at 6/30/01,
  176,462 at 12/31/00 and 48,568
  shares at 6/30/00                               (6,408)           (6,750)         (2,250)
Accumulated other comprehensive income           119,135            12,097         (32,617)
Retained earnings                              3,211,460         3,085,784       2,850,981
Deferred compensation                            (11,251)          (14,494)        (20,467)
Less cost of common stock in
  treasury - 855,492 shares at
  6/30/01, 289,387 shares at 12/31/00
  and 761,318 shares at 6/30/00                  (46,049)          (16,411)        (43,438)
                                             -----------       -----------     -----------
    Total shareholders' equity                 4,750,865         4,500,159       4,202,814
                                             -----------       -----------     -----------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $49,288,260       $49,534,056     $48,151,642
                                             ===========       ===========     ===========

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

                                                        Three Months Ended
                                                    ---------------------------
                                                        June 30,        June 30,
(in thousands, except per share data)                      2001            2000
                                                    -----------     -----------
INTEREST INCOME
Interest and fees on loans                          $   813,970     $   833,916
Interest on investment securities                        55,717          62,102
Interest on short-term investments                        4,967          14,711
                                                    -----------     -----------
    Total interest income                               874,654         910,729

INTEREST EXPENSE
Interest on deposits                                    243,476         216,873
Interest on short-term borrowings                        24,341          66,039
Interest on medium- and long-term debt                   79,456         130,124
                                                    -----------     -----------
    Total interest expense                              347,273         413,036
                                                    -----------     -----------
    Net interest income                                 527,381         497,693
Provision for credit losses                              37,000          56,600
                                                    -----------     -----------
    Net interest income after provision
      for credit losses                                 490,381         441,093

NONINTEREST INCOME
Fiduciary income                                         45,611          44,721
Investment advisory revenue, net                         13,345          32,154
Service charges on deposit accounts                      52,429          47,571
Commercial lending fees                                  14,316          12,578
Letter of credit fees                                    14,970          13,835
Warrant income                                              437           5,450
Securities gains/(losses)                                  (747)          7,257
Net gain on sales of businesses                               -           2,631
Equity in earnings of unconsolidated subsidiaries         2,954           5,019
Other noninterest income                                 59,601          70,634
                                                    -----------     -----------
    Total noninterest income                            202,916         241,850

NONINTEREST EXPENSES
Salaries and employee benefits                          203,497         209,150
Net occupancy expense                                    29,299          27,066
Equipment expense                                        17,352          18,831
Outside processing fee expense                           14,564          14,226
Restructuring charge                                     14,122               -
Customer services                                        10,660           8,824
Other noninterest expenses                               83,318          88,145
                                                    -----------     -----------
    Total noninterest expenses                          372,812         366,242
                                                    -----------     -----------
Income before income taxes                              320,485         316,701
Provision for income taxes                              112,013         110,651
                                                    -----------     -----------
NET INCOME                                          $   208,472     $   206,050
                                                    ===========     ===========
Net income applicable to common stock               $   204,197     $   201,775
                                                    ===========     ===========

Basic net income per common share                   $      1.15     $      1.14
Diluted net income per common share                 $      1.13     $      1.12

Cash dividends declared on common stock             $    78,420     $    62,451
Dividends per common share                          $      0.44     $      0.40

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

                                                          Six Months Ended
                                                    ---------------------------
                                                        June 30,        June 30,
(in thousands, except per share data)                      2001            2000
                                                    -----------     -----------
INTEREST INCOME
Interest and fees on loans                          $ 1,679,303     $ 1,612,089
Interest on investment securities                       120,342         123,549
Interest on short-term investments                       15,469          46,510
                                                    -----------     -----------
    Total interest income                             1,815,114       1,782,148

INTEREST EXPENSE
Interest on deposits                                    515,403         419,769
Interest on short-term borrowings                        63,733         119,979
Interest on medium- and long-term debt                  196,305         261,112
                                                    -----------     -----------
    Total interest expense                              775,441         800,860
                                                    -----------     -----------
    Net interest income                               1,039,673         981,288
Provision for credit losses                             109,000         123,494
                                                    -----------     -----------
    Net interest income after provision
      for credit losses                                 930,673         857,794

NONINTEREST INCOME
Fiduciary income                                         91,037          89,920
Investment advisory revenue, net                          3,856          65,983
Service charges on deposit accounts                     102,343          93,323
Commercial lending fees                                  28,170          24,959
Letter of credit fees                                    27,746          26,692
Warrant income                                            3,559          12,824
Securities gains/(losses)                                22,997          12,694
Net gain on sales of businesses                               -          33,115
Equity in earnings of unconsolidated subsidiaries       (50,346)          7,946
Other noninterest income                                143,536         129,214
                                                    -----------     -----------
    Total noninterest income                            372,898         496,670

NONINTEREST EXPENSES
Salaries and employee benefits                          410,273         420,977
Net occupancy expense                                    57,615          54,864
Equipment expense                                        36,749          37,777
Outside processing fee expense                           30,391          28,713
Restructuring charge                                    108,426               -
Customer services                                        19,918          17,000
Other noninterest expenses                              159,417         173,706
                                                    -----------     -----------
    Total noninterest expenses                          822,789         733,037
                                                    -----------     -----------
Income before income taxes                              480,782         621,427
Provision for income taxes                              178,718         218,346
                                                    -----------     -----------
NET INCOME                                          $   302,064     $   403,081
                                                    ===========     ===========
Net income applicable to common stock               $   293,514     $   394,531
                                                    ===========     ===========

Basic net income per common share                   $      1.65     $      2.23
Diluted net income per common share                 $      1.63     $      2.20

Cash dividends declared on common stock             $   156,809     $   124,970
Dividends per common share                          $      0.88     $      0.80

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         Comerica Incorporated and Subsidiaries

SIX MONTHS ENDED JUNE 30 (IN THOUSANDS)                                                              2001                    2000
----------------------------------------                                                   --------------           -------------
OPERATING ACTIVITIES
      Net income                                                                           $      302,064           $     403,081
      Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for credit losses                                                              109,000                 123,494
         Depreciation                                                                              32,863                  34,285
         Restructuring charge                                                                      55,500                       -
         Net (increase) decrease in trading account securities                                     40,285                (107,725)
         Net decrease in assets held for sale                                                      30,666                  64,181
         Net (increase) decrease in accrued income receivable                                      63,733                 (31,877)
         Net decrease in accrued expenses                                                        (130,426)                (45,030)
         Net amortization of intangibles                                                           17,304                  17,935
         Other, net                                                                              (148,409)               (158,377)
                                                                                           --------------           -------------
               Total adjustments                                                                   70,516                (103,114)
                                                                                           --------------           -------------
                   Net cash provided by operating activities                                      372,580                 299,967

INVESTING ACTIVITIES
      Net increase in interest-bearing deposits with banks                                        (28,892)                   (209)
      Net decrease in federal funds sold and securities
         purchased under agreements to resell                                                   1,430,719                 257,727
      Proceeds from sale of investment securities available for sale                            2,230,547               3,963,989
      Proceeds from maturity of investment securities available for sale                          612,192                 439,539
      Purchases of investment securities available for sale                                    (3,098,715)             (4,321,845)
      Net increase in loans (other than loans purchased)                                       (1,023,434)             (2,615,411)
      Fixed assets, net                                                                           (24,945)                (27,533)
      Net (increase) decrease in customers' liability on acceptances outstanding                     (870)                 19,846
      Net cash provided by acquisitions/sales                                                           -                 447,905
                                                                                           --------------           -------------
               Net cash provided by (used in) investing activities                                 96,602              (1,835,992)

FINANCING ACTIVITIES
      Net increase in deposits                                                                  3,180,644               2,349,378
      Net increase (decrease) in short-term borrowings                                           (666,048)                440,790
      Net increase (decrease) in acceptances outstanding                                              870                 (19,846)
      Proceeds from issuance of medium- and long-term debt                                        225,000               3,590,873
      Repayments and purchases of medium- and long-term debt                                   (3,221,331)             (3,956,945)
      Proceeds from issuance of common stock and other
        capital transactions                                                                       47,885                  13,562
      Purchase of common stock                                                                    (53,238)                (22,271)
      Dividends paid                                                                             (149,779)               (127,348)
                                                                                           --------------           -------------
               Net cash provided by (used in) financing activities                               (635,997)              2,268,193
                                                                                           --------------           -------------
Net increase (decrease) in cash and due from banks                                               (166,815)                732,168
Cash and due from banks at beginning of year                                                    1,930,682               1,509,760
                                                                                           --------------           -------------
Cash and due from banks at end of period                                                   $    1,763,867           $   2,241,928
                                                                                           ==============           =============
Interest paid                                                                              $      851,930           $     810,492
                                                                                           ==============           =============
Income taxes paid                                                                          $      210,287           $     217,126
                                                                                           ==============           =============
Noncash investing and financing activities:
      Loan transfers to other real estate                                                  $        6,329           $       3,266
                                                                                           ==============           =============

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries


                                                                           Accumulated
                                     Nonredeemable                            Other
(in thousands, except                  Preferred     Common      Capital  Comprehensive   Retained
  share data)                            Stock        Stock      Surplus     Income       Earnings
                                       ---------    --------    --------  -------------  ----------
BALANCES AT JANUARY 1, 2000             $250,000    $889,453    $226,001    $(21,704)    $2,677,210
Net income for 2000                            -           -           -           -        403,081
Other comprehensive income,
  net of tax                                   -           -           -     (10,913)             -

Total comprehensive income                     -           -           -           -              -
Common stock dividend                          -           -      84,906           -        (84,927)
Cash dividends declared:
  Preferred stock                              -           -           -           -         (8,550)
  Common stock                                 -           -           -           -       (124,970)
Purchase and retirement of
  278,898 shares of common stock               -      (1,394)     (7,765)          -              -
Purchase of 331,362 shares
  of common stock                              -           -           -           -              -
Net issuance of common stock
  under employee stock plans                   -         827       8,577           -        (10,863)
Amortization of deferred
  compensation                                 -           -           -           -              -
                                        --------    --------    --------    --------     ----------
BALANCES AT JUNE 30, 2000               $250,000    $888,886    $311,719    $(32,617)    $2,850,981
                                        ========    ========    ========    ========     ==========

BALANCES AT JANUARY 1, 2001             $250,000    $888,519    $301,414    $ 12,097     $3,085,784
Net income for 2001                            -           -           -           -        302,064
Other comprehensive income,
  net of tax                                   -           -           -     107,038              -

Total comprehensive income                     -           -           -           -              -
Cash dividends declared:
  Preferred stock                              -           -           -           -         (8,550)
  Common stock                                 -           -           -           -       (156,808)
Purchase of 958,200 shares
  of common stock                              -           -           -           -              -
Net issuance of common stock
  under employee stock plans                   -       5,227      38,818           -        (11,030)
Amortization of deferred
  compensation                                 -           -           -           -              -
                                        --------    --------    --------    --------     ----------
BALANCES AT JUNE 30, 2001               $250,000    $893,746    $340,232    $119,135     $3,211,460
                                        ========    ========    ========    ========     ==========

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries


                                   Unearned
                                   Employee
                                     Stock                                         Total
(in thousands, except              Ownership       Deferred        Treasury     Shareholders'
  share data)                     Plan Shares    Compensation       Stock         Equity
                                  ----------     ------------     ---------   --------------
BALANCES AT JANUARY 1, 2000          $(3,750)        $(21,998)     $(47,161)    $3,948,051
Net income for 2000                        -                -             -        403,081
Other comprehensive income,
  net of tax                               -                -             -        (10,913)
                                                                                ----------
Total comprehensive income                 -                -             -        392,168
Common stock dividend                      -                -             -            (21)
Cash dividends declared:
  Preferred stock                          -                -             -         (8,550)
  Common stock                             -                -             -       (124,970)
Purchase and retirement of
  278,898 shares of common stock           -                -             -         (9,159)
Purchase of 331,362 shares
  of common stock                          -                -       (13,112)       (13,112)
Net issuance of common stock
  under employee stock plans           1,500           (3,314)       16,835         13,562
Amortization of deferred
  compensation                             -            4,845             -          4,845
                                     -------         --------      --------     ----------
BALANCES AT JUNE 30, 2000            $(2,250)        $(20,467)     $(43,438)    $4,202,814
                                     =======         ========      ========     ==========

BALANCES AT JANUARY 1, 2001          $(6,750)        $(14,494)     $(16,411)    $4,500,159
Net income for 2001                        -                -             -        302,064
Other comprehensive income,
  net of tax                               -                -             -        107,038
                                                                                ----------
Total comprehensive income                 -                -             -        409,102
Cash dividends declared:
  Preferred stock                          -                -             -         (8,550)
  Common stock                             -                -             -       (156,808)
Purchase of 958,200 shares
  of common stock                          -                -       (53,238)       (53,238)
Net issuance of common stock
  under employee stock plans             342           (9,072)       23,600         47,885
Amortization of deferred
  compensation                             -           12,315             -         12,315
                                     -------         --------      --------     ----------
BALANCES AT JUNE 30, 2001            $(6,408)        $(11,251)     $(46,049)    $4,750,865
                                     =======         ========      ========     ==========

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 8-K/A of Comerica Incorporated and Subsidiaries (the "Corporation") dated June 8, 2001.

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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies (continued)

         For derivative instruments that are designated and qualifying as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. The net effect of these adjustments was immaterial. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Foreign exchange futures and forward contracts, foreign currency options, interest rate caps and interest rate swap agreements executed as a service to customers are not designated as hedging instruments.

         The adoption of Statement No. 133 on January 1, 2001 resulted in a cumulative effect of an accounting change, net of tax, of $42 million in other comprehensive income.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 2 - Investment Securities

         At June 30, 2001, investment securities having a carrying value of $1.9 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $76 million.

Note 3 - Allowance for Credit Losses

         The following analyzes the changes in the allowance for credit losses included in the consolidated balance sheets:

(in thousands)                               2001                   2000
                                          ---------              ---------
Balance at January 1                      $ 608,110              $ 548,147
Charge-offs                                 (91,871)               (81,392)
Recoveries                                   19,667                 10,908
                                          ---------              ---------
  Net charge-offs                           (72,204)               (70,484)
Provision for credit losses                 109,000                123,494
Foreign currency translation
  adjustment                                    (29)                   (40)
                                          ---------              ---------
Balance at June 30                        $ 644,877              $ 601,117
                                          =========              =========

         The provision for credit losses in 2001 included a $25 million merger-related charge to conform the credit policies of Imperial Bancorp (Imperial), a $7 billion bank holding company acquired January 29, 2001, with Comerica. Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreements. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $471 million and $439 million for the quarter and six months ended June 30, 2001, compared to $254 million and $240 million for the comparable periods last year. The following are period-end balances:

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 3 - Allowance for Credit Losses (continued)

(in thousands)                 June 30, 2001   December 31, 2000
                               -------------   -----------------
Total impaired loans              $466,826            $364,895
Impaired loans requiring
   an allowance                    401,400             277,159
Impairment allowance               164,477             104,107


         Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

Note 4 - Medium- and Long-term Debt

         Medium- and long-term debt consisted of the following at June 30, 2001 and December 31, 2000:

(in thousands)                                     June 30, 2001             December 31, 2000
                                                   -------------             -----------------
Parent Company
7.25% subordinated notes due 2007                    $  156,856                 $  157,414

Subsidiaries
Subordinated notes:
7.25% subordinated notes due 2007                       208,826                    198,703
7.875% subordinated notes due 2026                      174,261                    172,346
8.375% subordinated notes due 2024                      180,477                    155,071
7.25% subordinated notes due 2002                       154,724                    149,719
6.875% subordinated notes due 2008                      104,218                    103,272
7.125% subordinated notes due 2013                      162,327                    154,486
6.00% subordinated notes due 2008                       248,501                    248,238
7.65% subordinated notes due 2010                       263,374                    248,385
8.50% subordinated notes due 2009                        97,911                     99,474
9.98% junior subordinated
  debentures due 2026                                    57,255                     63,690
                                                     ----------                 ----------
       Total subordinated notes                       1,651,874                  1,593,384

Medium-term notes:
Floating rate based on Treasury indices                     --                     125,000
Floating rate based on Prime indices                  1,199,986                  1,320,964
Floating rate based on LIBOR indices                  2,286,016                  5,048,972
                                                     ----------                 ----------
       Total medium-term notes                        3,486,002                  6,494,936
Notes payable                                            12,111                     13,445
                                                     ----------                 ----------
       Total subsidiaries                             5,149,987                  8,101,765
                                                     ----------                 ----------
       Total medium- and long-term debt              $5,306,843                 $8,259,179
                                                     ==========                 ==========

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 4 - Medium- and Long-term Debt (continued)

         The balances of medium- and long-term debt at June 30, 2001 include the fair values of risk management interest rate swap contracts modifying the interest rate characteristics of the debt.

Note 5 - Income Taxes

         The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the financial statements after adjusting for non-taxable items, principally income on bank- owned life insurance and goodwill. State and foreign taxes are then added to the federal provision. The effective tax rate for the six months ended June 30, 2001 was affected by adjustments in the first quarter 2001 to Imperial Bancorp's tax liabilities at merger date, partially offset by a $7 million tax benefit related to the Imperial Bancorp acquisition that was recognizable immediately, but only after Imperial became part of Comerica.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives and Foreign Exchange Contracts

                                        June 30, 2001                December 31, 2000
                               ------------------------------  ------------------------------
                               Notional/                       Notional/
                               Contract   Unrealized    Fair   Contract   Unrealized    Fair
                               Amount    Gains  Losses  Value  Amount    Gains  Losses  Value
(in millions)                  (1)       (2)            (3)    (1)       (2)            (3)
                               ------------------------------  ------------------------------
RISK MANAGEMENT
Interest rate contracts:
  Caps and floors purchased    $     7   $  -  $   -   $   -   $ 6,058   $ 10  $  (1)  $    9
  Swaps                         14,540    329     (8)    321    12,594    206    (33)     173
Foreign exchange contracts:
  Spot, forward and options        645      4    (16)    (12)      493     18     (6)      12
  Swaps                            281      2    (22)    (20)      115      1    (13)     (12)
                               -------   ----  ------  -----   -------   ----  -----    -----
  Total risk management         15,473    335    (46)    289    19,260    235    (53)     182

CUSTOMER-INITIATED AND OTHER
Interest rate contracts:
  Caps and floors written          405      -     (2)     (2)      198      -     (1)      (1)
  Caps and floors purchased        394      2      -       2       179      1      -        1
  Swaps                            643     10    (10)      -       493      5     (4)       1
Foreign exchange contracts:
  Spot, forward and options      1,819     25    (22)      3     1,827     26    (19)       7
  Swaps                            427      2     (2)      -        50      -      -        -
                               -------   ----  ------   ----   -------   ----  -----    -----
  Total customer-initiated
    and other                    3,688     39    (36)      3     2,747     32    (24)       8
                               -------   ----  -----   -----   -------   ----  -----    -----
  Total derivatives and
    foreign exchange contracts $19,161   $374  $ (82)  $ 292   $22,007   $267  $ (77)   $ 190
                               =======   ====  ======  =====   =======   ====  =====    =====

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

(3) The fair values of derivatives and foreign exchange contracts generally represent the estimated amounts the Corporation would receive or pay to terminate or otherwise settle the contracts at the balance sheet date. In 2001, the fair values of all derivatives and foreign exchange contracts are reflected in the consolidated balance sheets, as required by SFAS No. 133. In 2000, only the fair values of customer-initiated and other derivatives and foreign exchange contracts are reflected in the consolidated balance sheets.

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

         As an end-user, the Corporation mainly accesses the interest rate markets to obtain derivative instruments for use principally in connection with asset and liability management activities. As part of a fair value hedging strategy, the Corporation has entered into interest rate swap agreements for interest rate risk management purposes. The interest rate swap agreements utilized, effectively modify the Corporation's exposure to interest rate risk by converting fixed-rate deposits and debt to a floating rate. These agreements involve the receipt of fixed rate of interest amounts in exchange for floating rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. No ineffectiveness was required to be recorded on these hedging instruments in the statement of income for the quarter and six month period ended June 30, 2001.

         As part of a cash flow hedging strategy, the Corporation entered into predominantly 3-year interest rate swap agreements that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives and Foreign Exchange Contracts (continued)

the next 3 years. Approximately 27% ($11 billion) of the Corporation's outstanding loans were designated as the hedged items to interest rate swap agreements at June 30, 2001. During the three and six month periods ended June 30, 2001, interest rate swap agreements designated as cash flow hedges increased interest and fees on loans by $33 and $36 million, respectively. During the second quarter 2001 the ineffectiveness of these hedging instruments was insignificant to the Corporation's statement of income. If interest rates and interest curves remain at their current levels, the Corporation expects to reclassify $104 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with the existing and forecasted floating-rate loans.

         Management believes these strategies achieve an optimal match between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although there can be no assurance that such strategies will be successful. In addition, the Corporation uses forward foreign exchange contracts to protect the value of its investments in a foreign subsidiaries in Canada and the United Kingdom. Realized and unrealized gains and losses from these hedges are not included in the statement of income, but are shown in the accumulated foreign currency translation adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets. During the three and six month periods ended June 30, 2001, the Corporation recognized $1 million of net losses and $1 million of net gains, respectively, in the accumulated foreign currency translation adjustment related to the forward foreign exchange contracts.

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

         The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of June 30, 2001. The swaps are grouped by the assets or liabilities to which they have been designated.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


              Note 6 - Derivatives and Foreign Exchange Contracts (continued)

Remaining Expected Maturity of Risk Management Interest Rate Swaps:
(dollar amounts Dec. 31, in millions))

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    2006-               Dec 31,
                              2001          2002           2003           2004          2005        2026      Total      2000
-------------------------------------------------------------------------------------------------------------------------------
VARIABLE RATE ASSET
DESIGNATION:
  Receive fixed swaps
    Generic                 $ 1,625        $2,860         $4,750         $ 900         $ 500      $  500    $11,135    $ 9,277

  Weighted average: (1)
    Receive rate               5.37%         7.13%          8.31%         8.02%         8.13%       5.83%      7.43%      7.55%
    Pay rate                   4.12%         5.77%          6.05%         6.93%         6.93%       4.57%      5.74%      8.14%

FIXED RATE ASSET
DESIGNATION:
  Pay fixed swaps
    Generic                 $    38       $     -        $     -        $    -         $   -      $    -    $    38    $    98
    Amortizing                    -             1              -             -             -           -          1          1

  Weighted average: (2)
    Receive rate               4.44%         4.68%             -%            -%            -%          -%      4.41%      6.70%
    Pay rate                   4.43%         6.05%             -%            -%            -%          -%      4.47%      6.79%

FIXED RATE DEPOSIT
DESIGNATION:
  Generic receive
  fixed swaps               $   378        $1,313         $    -         $   -         $   -      $   25    $ 1,716    $ 1,378

  Weighted average: (1)
    Receive rate               7.02%         5.14%             -%            -%            -%       7.00%      5.58%      7.19%
    Pay rate                   3.92%         3.99%             -%            -%            -%       4.24%      3.98%      6.66%

MEDIUM- AND LONG-TERM
DEBT DESIGNATION:
  Generic receive
  fixed swaps               $     -        $  150         $    -         $   -         $ 250      $1,250    $ 1,650    $ 1,715

  Weighted average: (1)
    Receive rate                  -%         7.22%             -%            -%         7.04%       6.73%      6.82%      6.83%
    Pay rate                      -%         4.59%             -%            -%         5.39%       4.72%      4.81%      6.76%

  Floating/floating
  swaps                     $     -        $    -         $    -         $   -         $   -      $    -    $     -    $   125

  Weighted average: (3)
    Receive rate                  -%            -%             -%            -%            -%          -%         -%      6.72%
    Pay rate                      -%            -%             -%            -%            -%          -%         -%      6.59%
Total notional amount       $ 2,041        $4,324         $4,750         $ 900         $ 750      $1,775    $14,540    $12,594


(1) Variable rates paid on receive fixed swaps are based on one-month and three-month LIBOR or one-month CDOR rates in effect at June 30, 2001. Variable rates received on pay fixed swaps are based on prime.

(2) Variable rate received is based on one-month CDOR at June 30, 2001.

(3) Variable rate paid is based on LIBOR at June 30, 2001, while variable rate received is based on the three-month U.S. Treasury bill bond equivalent rate.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives and Foreign Exchange Contracts (continued)

         The notional amounts of commitments to purchase and sell U.S. Treasury, U.S. government agency and municipal bond securities related to the Corporation's trading account and available for sale portfolio totaled $39 million and $3 million at June 30, 2001 and December 31, 2000, respectively. These commitments, which are short-term and similar in nature to forward contracts, are not reflected in the preceding table due to the immaterial impact on the financial statements.

Customer-Initiated and Other

         The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts and interest rate caps, floors and swaps to accommodate the needs of customers requesting such services. The Corporation minimizes market risk arising from customer-initiated foreign exchange contracts by entering into offsetting transactions. Average fair values and income from customer-initiated and other foreign exchange contracts were not material for the six-month period ended June 30, 2001 and for the year ended December 31, 2000.

         Customer-initiated interest rate caps, floors and swaps generally are not offset by other financial instruments; however, the Corporation has established authority limits for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not material for the six-month period ended June 30, 2001 and for the year ended December 31, 2000.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 6 - Derivatives and Foreign Exchange Contracts (continued)

Derivative and Foreign Exchange Activity

         The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts.

                                                             Customer-Initiated
                                    Risk Management              and Other
                                 ---------------------     ----------------------
                                 Interest    Foreign       Interest     Foreign
                                 Rate        Exchange      Rate         Exchange
(in millions)                    Contracts   Contracts     Contracts    Contracts
                                 ---------   ---------     ---------   ----------

Balances at December 31, 2000    $18,652     $   608       $   870      $  1,877
Additions                          6,195       5,952           846        24,746
Maturities/amortizations          (8,770)     (5,634)         (274)      (24,377)
Terminations                      (1,530)         --            --            --
                                 -------     -------        ------      --------

Balances at June 30, 2001        $14,547     $   926       $ 1,442       $ 2,246
                                 =======     =======       =======       =======

         Additional information regarding the nature, terms and associated risks of the above derivatives and foreign exchange contracts, can be found in Note 19 to the consolidated financial statements included in the Corporation's Form 8-K/A dated June 8, 2001.


Note 7 - Business Segment Information

         The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. Lines of business results are produced by the Corporation's internal management accounting system. This system measures financial results based on the internal organizational structure of the Corporation; information presented is not necessarily comparable with any other financial institution. Lines of business/segment financial results for the six months ended June 30, 2001 and 2000 are presented below.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 7 - Business Segment Information (continued)

Six Months Ended June 30

(dollar amounts in           Business            Individual            Investment
 millions)                     Bank                 Bank                  Bank*
-------------------------------------------------------------------------------------
                          2001       2000      2001      2000***    2001**     2000
-------------------------------------------------------------------------------------
Average assets         $38,101    $34,854    $7,352    $6,909       $409       $363
Total revenues (FTE)       853        802       508       552         11        137
Net income                 247        248       133       170        (57)        17

Return on average
  assets                  1.30%      1.43%     1.38%     1.84%    (25.93)      8.68%
Return on average
  common equity          17.41%     19.99%    33.69%    46.45%    (40.91)%    12.87%


                              Finance               Other                Total
-------------------------------------------------------------------------------------
                          2001       2000       2001      2000       2001      2000
-------------------------------------------------------------------------------------
Average assets         $ 4,594     $4,040    $(1,097)      (66)   $49,359   $46,100
Total revenues (FTE)        43         (9)        --        (2)     1,415     1,480
Net income                  23         (7)       (44)      (25)       302       403

Return on average
  assets                  0.28%     (0.09)%      N/M       N/M       1.22%     1.75%
Return on average
  common equity           7.84%     (3.75)%      N/M       N/M      13.20%    20.73%

   N/M - Not Meaningful

* Net income was reduced by charges for fees internally transferred to other lines of business for referrals to the Investment Bank. If excluded, Investment Bank net income/(loss) would have been ($54) million and $21 million, and return on average common equity would have been (38.57%) and 16.17%, in 2001 and 2000, respectively.

** Net income in 2001 was reduced by a $26 million pre-tax deferred distribution costs impairment charge and a $53 million pre-tax charge related to long-term incentive plans at an unconsolidated subsidiary. Excluding these charges, Investment Bank total revenues (FTE) and net loss in 2001 would have been $94 million and ($6) million, respectively, while return on average assets and return on common equity would have been (2.54%) and (4.01%), respectively.

***Year-to-date June 30, 2000, financial results for the Individual Bank include a $30 million gain on the sale of $457 million of revolving check credit and bankcard loans. Excluding the $30 million gain, total revenues (FTE) and net income would have been $522 million and $150 million, respectively, while return on average assets and return on average common equity would have been 1.62% and 40.89%, respectively.

         For a description of the business activities of each line of business and the methodologies which form the basis for these results, refer to Note 23 to the consolidated financial statements in the Corporation's Form 8-K/A dated June 8, 2001.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 8 - Accumulated Other Comprehensive Income

         Other comprehensive income includes the change in net unrealized gains and losses on investment securities available for sale, the change in the accumulated foreign currency translation adjustment and the change in accumulated gains and losses on cash flow hedges. The Consolidated Statements of Changes in Shareholders' Equity present combined, net of tax, other comprehensive income. The following presents reconciliations of the components of accumulated other comprehensive income for the six months ended June 30, 2001 and 2000. Total comprehensive income for the six months ended June 30, 2001 and 2000, totaled $409 million and $392 million, respectively.


                                                   Six Months Ended
                                                       June 30
                                                 --------------------
(in thousands)                                      2001       2000
                                                 --------    --------
Net unrealized gains/(losses) on investment
  securities available for sale:
    Balance at beginning of year                  $ 8,016   $(22,719)
    Net unrealized holding gains/(losses)
      arising during the period                    20,885      1,160
    Less:  Reclassification adjustment for
      gains/(losses) included in net income        22,997     14,454
                                                  -------   --------
    Change in net unrealized gains/(losses)
      before income taxes                          (2,112)   (13,294)
    Provision for income taxes                       (739)    (5,565)
                                                  -------   --------
    Change in net unrealized gains/(losses)
      on investment securities available
      for sale, net of tax                         (1,373)    (7,729)
                                                  -------   --------
    Balance at June 30                            $ 6,643   $(30,448)


Accumulated foreign currency translation
  adjustment:
    Balance at beginning of year                  $ 4,081   $  1,015
    Net translation gains/(losses) arising
      during the period                            (4,369)    (3,184)
    Less:  Reclassification adjustment for
      gains/(losses) included in net income            --         --
                                                  -------   --------
    Change in translation adjustment before
      income taxes                                 (4,369)    (3,184)
    Provision for income taxes                         --         --
                                                  -------   --------
    Change in foreign currency translation
      adjustment, net of tax                       (4,369)    (3,184)
                                                  -------   --------
    Balance at June 30                            $  (288)   $(2,169)


Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 8 - Accumulated Other Comprehensive Income (continued)


                                                   Six Months Ended
                                                        June 30
                                                 --------------------
(in thousands)                                     2001        2000
                                                 --------    --------
Accumulated net gains/(losses) on cash
 flow hedges:                                    $     --    $     --
    Balance at beginning of period
    Transition adjustment upon adoption
      Of accounting standard                       64,705          --
    Net cash flow hedge gains/(losses)
      Arising during the period                   144,399          --
    Less: Reclassification adjustment for
      gains/(losses) included in net income        35,596          --
                                                 --------    --------
    Change in cash flow hedges before
      income taxes                                173,508          --
    Provision for income taxes                     60,728          --
                                                 --------    --------
    Change in cash flow hedges, net of tax
    Balance at June 30                           $112,780    $     --
                                                 --------    --------
Accumulated other comprehensive income,
  net of taxes, at June 30                       $119,135    $(32,617)
                                                 ========    ========



Note 9 - Restructuring Charge

         The Corporation recorded restructuring charges related to the acquisition of Imperial Bancorp of $14 million and $134 million for the three and six months ended June 30, 2001, respectively. The components of the charges, $25 million and $109 million of which were recorded in the provision for credit losses and noninterest expenses, respectively, are shown in the table below. The Corporation expects to incur additional merger-related restructuring charges in 2001 in connection with the combining of Comerica and Imperial Bancorp. Restructuring charges are expected to total $169 million by the end of integration, which is currently targeted for completion in the first quarter of 2002.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 9 - Restructuring Charge (continued)


Restructuring Reserve Analysis
Imperial Merger

                                            Other                 Facilities
                             Employee      Employee   Conforming      and
(in thousands)               Termination   -Related    Policies   Operations   Other      Total
                             -----------  ----------  ----------  ----------  --------   --------
Balance at January 1, 2001    $     --     $     --    $     --    $     --   $     --   $     --
Provision charged to
  operating expense             33,000       33,500      38,000      12,500     16,500    133,500
Cash outlays                   (18,000)     (18,000)          -        (500)   (16,500)   (53,000)
Noncash write-downs
  and other                         --      (11,000)    (38,000)    (10,000)        --    (59,000)
                             --------------------------------------------------------------------
Balance at June 30, 2001      $ 15,000     $  4,500    $     --    $  2,000   $     --   $ 21,500
                             ====================================================================


              Employee termination costs included the cost of severance, outplacement and other benefits associated with the involuntary termination of employees, primarily senior management and employees in corporate support and data processing functions. Approximately 350 employees are expected to be terminated as part of the restructuring plan, 107 of which occurred in the six month period ended June 30, 2001. Other employee-related costs include cash payments related to change in control provisions in employment contracts and retention bonuses. The charge related to conforming policies represents costs associated with conforming the credit and accounting policies of Imperial with those of the Corporation. Of the $38 million charge associated with conforming policies, $25 million was included in the provision for credit losses on the statement of income in the first quarter of 2001. The remaining amounts applied against the liability for conforming policies related primarily to a gain on the sale of Imperial's merchant bankcard business, as required under an existing alliance agreement and adjusting commercial equipment lease residual values. The Corporation incurred facilities and operations charges associated with closing excess facilities and replacing signage. Other merger-related restructuring

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 9 - Restructuring Charge (continued)

costs were primarily comprised of investment banking, accounting, consulting and legal fees. The Corporation expects to realize annual noninterest expense savings totaling $60 million upon completion of its integration effort, the full effect of which will not begin to be realized until the second quarter of 2002.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

         Net income for the quarter ended June 30, 2001, was $208 million, down two million, or less than one percent, from $206 million reported for the second quarter of 2000. Diluted net income per share increased to $1.13 from $1.12 a year ago. Return on average common shareholders' equity was 18.21 percent and return on average assets was 1.69 percent, compared to 20.80 percent and 1.77 percent, respectively, for the comparable quarter last year. Excluding restructuring charges of $14 million ($8 million or $0.05 per share, net of taxes) related to the Imperial acquisition, second quarter net income was $216 million or $1.18 per share. Return on average common equity and return on assets, excluding the restructuring charges, were 18.94 percent and 1.75 percent, respectively.

         Net income for the first six months of 2001 was $1.63 per share or $302 million, compared to $2.20 or $403 million for the same period in 2000, decreases of 26 percent and 25 percent, respectively. Return on average common shareholders' equity was 13.20% and return on average assets was 1.22% for the first six months of 2001, compared to 20.73% and 1.75%, respectively, for the first six months of 2000. Excluding restructuring charges of $103 million after tax (0.57 per share) and the effect of a first quarter one-time $34 million after tax (0.19 per share) charge related to long-term incentive plans at an unconsolidated subsidiary of Munder Capital Management (the company's investment management subsidiary), net income for the first half was $439 million or $2.39 per share, increases in both net income and earnings per share of nine percent over the same period of 2000. Excluding these charges, Comerica's return on common equity was 19.39 percent and return on assets was 1.78 percent for the first six months of 2001.

Net Interest Income

         The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended June 30, 2001. On a FTE basis, net interest income was $528 million for the three months ended June 30, 2001, an increase of $29 million, or 6 percent, from the comparable quarter in 2000. This increase was due to 6 percent increase in average earning assets and a stable net interest margin supported by strong growth in interest-free sources of funds. The net interest margin was 4.65 percent for the second quarter of 2001 and 2000, compared with
4.55 percent in the first quarter of 2001.

         Table II provides an analysis of net interest income for the first six months of 2001. On a FTE basis, net interest income for the first six months ended June 30, 2001 was $1,042 million compared to $983 million for the same period in 2000. This increase is primarily attributed to the same factors cited in quarterly discussion. The net interest margin for the first six months ended June 30, 2001, was 4.60 percent compared to 4.62 percent for the same period in 2000.

         Interest rate swaps permit management to manage the sensitivity of net interest income to fluctuations in interest rates in a manner similar to investment securities but without significant impact to capital or liquidity. In addition to using interest rate swaps and other instruments to manage exposure to interest rate risk, management attempts to evaluate the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At June 30, 2001, the Corporation was in a liability sensitive position of $43 million (on an elasticity adjusted basis), or less than one percent of earning assets. The earnings simulation analysis performed at the end of the quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at June 30, 2001, for a 200 basis point decline in short-term interest rates identified approximately $28 million, or one percent, of forecasted net interest income at risk during the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income would be enhanced by approximately $24 million, or one percent. The results of these simulations are within established corporate policy guidelines.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)

                                                     Three Months Ended
----------------------------------------------------------------------------------------------
                                         June 30, 2001                    June 30, 2000
                                 -----------------------------   -----------------------------
(dollar amounts                  Average              Average    Average              Average
 in millions)                    Balance   Interest     Rate     Balance   Interest     Rate
----------------------------------------------------------------------------------------------

Loans                            $41,751       $814      7.82%   $38,487       $834      8.72%
Investment securities (1)          3,490         56      6.41      3,677         63      6.71
Short-term investments               299          5      6.71        863         15      6.87
----------------------------------------------------------------------------------------------
   Total earning assets           45,540        875      7.71     43,027        912      8.51

Interest-bearing deposits         25,008        244      3.91     20,467        217      4.26
Short-term borrowings              2,213         24      4.41      4,148         66      6.40
Medium- and long-term debt         6,449         79      4.94      8,039        130      6.51
----------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $33,670        347      4.14    $32,654        413      5.09
                                               --------------                  ---------------

Net interest income/
  Rate spread (FTE)                            $528      3.57                  $499      3.42
                                               ====                            ====

FTE adjustment                                 $  1                            $  1
                                               ====                            ====

Impact of net noninterest-bearing
  sources of funds                                       1.08                            1.23
----------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.65%                           4.65%
==============================================================================================

(1) The average rate for investment securities was computed using average historical cost.



                                         Increase      Increase
                                        (Decrease)    (Decrease)       Net
                                          Due to        Due to       Increase
(in millions)                              Rate         Volume*     (Decrease)
                                        ----------    ----------    ----------
Loans                                      $(84)         $ 64          $(20)
Investment securities                        (3)           (4)           (7)
Short-term investments                        -           (10)          (10)
---------------------------------------------------------------------------
   Total earning assets                     (87)           50           (37)

Interest-bearing deposits                   (25)           52            27
Short-term borrowings                       (21)          (21)          (42)
Medium- and long-term debt                  (31)          (20)          (51)
---------------------------------------------------------------------------
   Total interest-bearing sources           (77)           11           (66)
---------------------------------------------------------------------------

Net interest income/Rate spread (FTE)      $(10)         $ 39          $ 29
                                         ==================================

* Rate/Volume variances are allocated to variances due to volume.

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)

                                                       Six Months Ended
-------------------------------------------------------------------------------------------

                                        June 30, 2001                   June 30, 2000
                                 ----------------------------    --------------------------

(dollar amounts                  Average              Average    Average            Average
 in millions)                    Balance   Interest     Rate     Balance   Interest    Rate
-------------------------------------------------------------------------------------------

Loans                            $41,427     $1,680      8.18%   $37,865     $1,613   8.56%
Investment securities(1)           3,685        121      6.59      3,614        124   6.79
Other earning assets                 465         16      6.73      1,191         47   7.85
-------------------------------------------------------------------------------------------
   Total earning assets           45,577      1,817      8.03     42,670      1,784   8.39

Interest-bearing deposits         24,590        515      4.23     20,341        420   4.15
Short-term borrowings              2,392         64      5.37      3,869        120   6.24
Medium- and long-term debt         7,085        196      5.59      8,330        261   6.30
-------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $34,067        775      4.59    $32,540        801   4.95
                                             ----------------                --------------

Net interest income/
  Rate spread (FTE)                          $1,042      3.44                $  983   3.44
                                             ======                          ======

FTE adjustment                               $    2                          $    2
                                             ======                          ======

Impact of net noninterest-bearing
  sources of funds                                       1.16                         1.18
-------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.60%                        4.62%
===========================================================================================

(1) The average rate for investment securities was computed using average historical cost.



                                         Increase      Increase
                                        (Decrease)    (Decrease)       Net
                                          Due to        Due to       Increase
(in millions)                              Rate         Volume*     (Decrease)
                                        ----------    ----------    ----------
Loans                                      $ (77)      $  144         $  67
Investment securities                         (6)           3            (3)
Other earning assets                         (10)         (21)          (31)
----------------------------------------------------------------------------
   Total earning assets                      (93)         126            33

Interest-bearing deposits                     (8)         103            95
Short-term borrowings                        (17)         (39)          (56)
Medium- and long-term debt                   (30)         (35)          (65)
----------------------------------------------------------------------------
   Total interest-bearing sources            (55)          29           (26)
----------------------------------------------------------------------------
Net interest income/Rate spread (FTE)      $ (38)        $ 97          $ 59
                                           =================================

* Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

         The provision for credit losses was $37 million for the second quarter of 2001, compared to $57 million for the same period in 2000. The provision for the first six months of 2001 was $109 million compared to $123 million for the same period in 2000. The Corporation establishes this provision to maintain an adequate allowance for credit losses, which is discussed in the section entitled "Allowance for Credit Losses and Nonperforming Assets." Included in the provision for credit losses for the six months ended is a $25 million merger-related charge to conform the credit policies of Imperial with Comerica.

Noninterest Income

         Noninterest income was $203 million for the three months ended June 30, 2001, a decrease of $39 million, or 16 percent, over the same period in 2000. The second quarter 2000 noninterest income included a $6 million nonrecurring gain from the demutualization of an insurance carrier. Excluding the effects of gains and losses on securities, warrant income, net gains on the sales of businesses and the nonrecurring gain mentioned above, noninterest income decreased 8 percent in the second quarter of 2001, compared with the second quarter of 2000. This reflects a $19 million decrease in investment advisory revenue from the Corporation's Munder Capital Management subsidiary, as the market values of technology-related stocks declined from their record highs during the first quarter of last year. Despite weakness in stock market-related segments, strong gains were recorded in commercial lending fees (14 percent) and service charges on deposit accounts (10 percent), when compared with the second quarter of 2000. For the first six months of 2001, noninterest income was $373 million, a decrease of $124 million or 25 percent, from the first six months of 2000. In addition to the nonrecurring items identified in the quarterly discussion, noninterest income in the first six months of 2001 was reduced by a $26 million deferred distribution costs impairment charge ($17 million after-tax) and a one-time $53 million charge ($34 million after-tax) related to an unconsolidated subsidiary, both of which are discussed more fully below. Noninterest income for the first six months of 2001 also included gains of $23 million from securities sales and $11 million in net gains resulting from the purchase and subsequent sale, all within the first quarter, of interest rate derivative contracts which failed to meet the Corporation's stringent risk-reduction criteria. Noninterest income in the first six months of 2000 included a $30 million gain associated with the sale of revolving check credit and bankcard loans. Excluding the effect of securities gains, warrant income and large, nonrecurring items in both six month periods, noninterest income decreased three percent in the first six months of 2001 compared to the first six months of 2000. The decrease in year-to-date noninterest income after excluding nonrecurring items was primarily attributable to a $36 million decrease in investment advisory revenue from the Corporation's Munder Capital Management subsidiary, cited above.

         In the first quarter of 2001, the Corporation recorded a $26 million pre-tax deferred distribution costs impairment charge related to the Corporation's Munder subsidiary. This charge resulted from the Corporation's reassessment of its ability to recover the unamortized cost of the commissions to brokers for selling certain shares, principally shares in its Munder subsidiaries NetNet, International NetNet and Future Technology funds. Net asset values in these technology funds suffered as market conditions weakened significantly following the peak in the first half of 2000. After a fourth quarter 2000 impairment charge of $7 million, this sector of the equity markets declined another 26 percent in the first quarter 2001. This prompted Comerica's revaluation of expected future cash flows from the funds, which are based on a percentage of assets under management and early redemption fees. Given net asset values at June 30, 2001, it would take a decline of approximately 25 percent to trigger further impairment, which at that level would be approximately $8 million.

         Also in the first quarter of 2001, the Corporation recorded a $53 million pre-tax charge related to long-term incentive plans at a United Kingdom subsidiary, Framlington Holdings Limited, of which Munder is a minority owner. In May 2000, the announcement that the majority owner of Framlington was being acquired triggered a change-in-control provision which fully vested all options and restricted shares held by employees of Framlington. In March 2001, all outstanding options held by employees were exercised and their shares mandatorily purchased by Framlington, requiring U.S. accounting recognition of the expense. The pre-tax charge, included in equity in earnings of unconsolidated subsidiaries, reflects Munder's portion of the resulting expense.

Noninterest Expenses

         Noninterest expenses, which included a merger-related restructuring charge of $14 million, were $373 million for the quarter ended June 30, 2001, an increase of $7 million, or two percent, from the comparable quarter in 2000. For the six months of 2001, noninterest expenses, which included $108 million of merger related restructuring charges, were $823 million, an increase of $90 million, or 12 percent from the comparable 2000 period. Excluding the restructuring charges and a $6 million contribution to Comerica's charitable foundation in the second quarter of 2000, noninterest expenses decreased $2 million, or less than one percent for the quarter over the comparable period last year and $13 million or two percent on a year to date basis when compared to 2000. The declines in both periods reflect a decrease in revenue related incentives.

Provision for Income Taxes

         The provision for income taxes for the second quarter of 2001 totaled $112 million, compared to $111 million reported for the same period a year ago. The effective tax rate was 35 percent for the second quarter of 2001 and 2000. The provision for the first six months of 2001 was $179 million compared to $218 million for the same period in 2000. The effective tax rate was 37 percent for the first six months of 2001 and 35 percent for the first six months of 2000. The effective tax rate in the first six months of 2001 was affected by adjustments in the first quarter to Imperial's tax liabilities at merger date, partially offset by a $7 million tax benefit related to the Imperial Bancorp acquisition that was immediately recognizable, but only after Imperial became part of Comerica.

Financial Condition

         Total assets were $49.3 billion at June 30, 2001, compared with $49.5 billion at year-end 2000 and $48.2 billion at June 30, 2000. The Corporation has experienced two percent growth in total business loans since December 31, 2000, with the most significant increases in the commercial mortgage and real estate construction categories, which increased $320 million or six percent and $203 million or seven percent, respectively. Total loan growth of $944 million was primarily funded by a reduction in short-term investments.

         Total liabilities decreased $497 million, or one percent, since December 31, 2000 to $44.5 billion. Total deposits increased $3.1 billion to $37.0 billion at June 30, 2001 from $33.9 billion at December 31, 2000, primarily due to strong growth in noninterest-bearing deposits and certificates of deposit issued in denominations in excess of $100,000 through brokers or to institutional investors. The growth in noninterest-bearing deposits resulted primarily from increased title and escrow company deposits from home mortgage financing and refinancing activity. The increase in deposits was largely offset by declines in short-term borrowings, which decreased $666 million, or 32 percent, since year-end 2000, and medium- and long-term debt, which decreased $3.0 billion, or 36 percent.

         In July 2001, Comerica issued $350,000,000 of 7.60% Trust Preferred Securities. The securities pay cumulative dividends each quarter beginning

October 1, 2001, and are callable any time after July 30, 2006. The Corporation will use the proceeds from the issuance to retire in total the $250,000,000 of preferred stock outstanding at June 30, 2001 and for other general corporate purposes. On August 1, 2001, the Corporation provided notice to the holders of the preferred stock that the preferred stock would be redeemed on August 31, 2001.

Allowance for Credit Losses and Nonperforming Assets

         The allowance for credit losses represents management's assessment of probable losses inherent in the Corporation's loan portfolio, including all binding commitments to lend. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent but that have not been specifically identified. The Corporation allocates the allowance for credit losses to each loan category based on a defined methodology which has been in use, without material change, for several years. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the senior management of the Credit Policy Group. Business loans are defined as those belonging to the commercial, international, real estate construction, commercial mortgage and lease financing categories. A detailed credit quality review is performed quarterly on large business loans which have deteriorated below certain levels of credit risk. A specific portion of the allowance is allocated to such loans based upon this review. The portion of the allowance allocated to the remaining business loans is determined by applying projected loss ratios to each risk rating based on numerous factors identified below. The portion of the allowance allocated to consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, geographic dispersion of borrowers, and trends with respect to past due and nonaccrual amounts. The allocated reserve was $502 million at June 30, 2001, an increase of $59 million from year-end 2000. This increase was attributable to the specific portion of the allowance associated with the quarterly credit quality review of certain large business loans with deteriorated credit risk at June 30, 2001, but not from any geographic or industry concentration.

         Actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of historical loss ratios. To ensure a higher degree of confidence, an unallocated allowance is also maintained. The unallocated portion of the loss reserve reflects management's view that the reserve should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgement. Factors which were considered in the evaluation of the adequacy of the Corporation's unallocated reserve include portfolio exposures to the healthcare, high technology and energy industries, customers engaged in sub-prime lending, as well as Latin American transfer risks and the risk associated with new customer relationships. The unallocated allowance was $143 million at June 30, 2001, a decrease of $22 million from December 31, 2000.

         Management also considers industry norms and the expectations from rating agencies and banking regulators in determining the adequacy of the allowance. The total allowance, including the unallocated amount, is available to absorb losses from any segment of the portfolio.

         At June 30, 2001, the allowance for credit losses was $645 million, an increase of $37 million since December 31, 2000. The allowance as a percentage of total loans was 1.57 percent, compared to 1.51 percent at December 31, 2000. As a percentage of nonperforming assets, the allowance was 134 percent at June 30, 2001, versus 179 percent at year-end 2000.

         Net charge-offs for the second quarter of 2001 were $37 million, or
0.35 percent of average total loans, compared with $37 million, or 0.38 percent, for the year-earlier quarter. Nonperforming assets increased $141 million, or 42 percent, since December 31, 2000, and were categorized as follows:


                                                       June 30,           December 31,
(in thousands)                                             2001                   2000
                                                  -------------           ------------
Nonaccrual loans:
           Commercial                             $     382,170           $    244,390
           International                                 42,855                 57,929
           Real estate construction                       5,417                  4,542
           Commercial mortgage                           32,955                 17,398
           Residential mortgage                             285                    185
           Consumer                                       3,550                  3,080
           Lease financing                                3,429                  3,837
                                                  -------------           ------------
             Total nonaccrual loans                     470,661                331,361
Reduced-rate loans                                          248                  2,306
                                                  -------------           ------------
             Total nonperforming loans                  470,909                333,667
Other real estate                                         9,579                  5,577
                                                  -------------           ------------
             Total nonperforming assets           $     480,488           $    339,244
                                                  =============           ============

Loans past due 90 days or more                    $      83,114           $     36,176
                                                  =============           ============

         Nonperforming assets as a percentage of total loans and other real estate were 1.17 percent at June 30, 2001 and 0.84 percent at December 31, 2000. The increase in nonperforming assets was not significant to any geographic or industry concentration.

Capital

         Common shareholders' equity increased $144 million from December 31, 2000 to June 30, 2001, excluding other comprehensive income. The increase was primarily due to the retention of $137 million of current year earnings. The effect of employee stock plan activity, which increased common shareholders' equity $48 million, was offset by repurchasing approximately 900,000 shares of common stock in the second quarter of 2001. This repurchase nearly completes the one million shares authorized for repurchase by the Board of Director's current resolutions.

         Capital ratios exceed minimum regulatory requirements as follows:


                                                           June 30,          December 31,
                                                             2001                2000
                                                         -----------         -----------
Leverage ratio (3.00 - minimum)                              8.92%               8.74%
Tier 1 risk-based capital ratio (4.0 - minimum)              7.51                7.35
Total risk-based capital ratio (8.0 - minimum)              11.25               11.11


         At June 30, 2001, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of "well capitalized" institutions as defined in the final rule under FDICIA.

Other Matters

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Corporation has not completed its analysis of the impact of the application of the nonamortization provisions of the Statement to net income. Current goodwill amortization approximates $27 million after tax ($0.15 per share) on an annual basis. The Corporation will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

         This report includes forward-looking statements based on management's current expectations and/or the assumptions made in the earnings simulation analysis. Such statements reflect the view of Comerica's management, as of the date of this report, with respect to future events and are subject to risks and uncertainties, such as changes in Comerica's plans, objectives, expectations and intentions and do not purport to speak as of any other date. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences are changes in interest rates, changes in the industries in which the Corporation has a significant number or principal amount of loans, changes in the level of fee revenues, changes in the accounting treatment of any particular item, the entry of new competitors into the banking industry as a result of the enactment of the Gramm-Leach-Bliley Act of 1999, changing economic conditions and related credit and market conditions, difficulty integrating Imperial Bancorp or retaining key personnel and other factors. Forward-looking statements speak only as of the date they are made. Comerica does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Comerica's Annual Meeting of Stockholders was held on May 22, 2001.

At the meeting, shareholders of Comerica:

      1. Elected seven Class II Directors for three-year terms expiring in 2004 or upon the election and qualification of their successors;

      2. Approved amendments to the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (the "LTIP"); and

      3. Approved amendments to the Amended and Restated Comerica Incorporated Management Incentive Plan (the "MIP").

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.


                                         For              Against/Withheld        Abstained       Broker Non-Votes

1.    ELECTION OF DIRECTORS

      James F. Cordes                    150,648,062      2,030,408
      Peter D. Cummings                  150,622,467      2,056,003
      Todd W. Herrick                    149,707,864      2,970,606
      Eugene A. Miller                   151,025,232      1,653,238
      William P. Vititoe                 150,604,275      2,074,195
      Martin D. Walker                   150,548,190      2,130,280
      Kenneth L. Way                     150,684,943      1,993,527

2.    AMENDMENT OF THE LTIP              111,863,763      1,993,527               1,439,481       19,582,779


3.    AMENDMENT OF THE MIP               138,829,309     12,418,619               1,430,542              -0-


PART II.  OTHER INFORMATION
ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

         (11)  Statement re: Computation of Earnings Per Share

(b)      Reports on Form 8-K

         1. A report on Form 8-K dated April 27, 2001, was filed under report item number 9 to file the press release announcing the company's earnings for the period ended March 31, 2001.

         2. A report on Form 8-K/A dated June 8, 2001, was filed under report item number 5 to file the Company's restated financial statements and management's discussion and analysis reflecting the merger of Imperial Bancorp and Comerica Holdings Incorporated, a wholly owned subsidiary of Comerica Incorporated.

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



Date: August 13, 2001

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
    11                        Statement re:
                              Computation of Earnings Per Share
