Form 10-Q
period 2001-09-30
COMERICA INC /NEW/
filed 2001-11-13
CIK 28412

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2001
                               -------------------------------

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

         $5 par value common stock:
             outstanding as of October 31, 2001: 178,082,000 shares

        CONSOLIDATED BALANCE SHEETS
        Comerica Incorporated And Subsidiaries

------------------------------------------------------------------------------------------------------------------
                                                                         September 30,               June 30,
(IN THOUSANDS, EXCEPT SHARE DATA)                                                 2001                   2001
------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                  $  2,160,124           $  1,763,867

Short-term investments                                                        387,768                257,380

Investment securities available for sale                                    4,205,604              4,025,903

Commercial loans                                                           25,198,212             26,155,382
International loans                                                         2,947,753              2,751,192
Real estate construction loans                                              3,160,677              3,117,988
Commercial mortgage loans                                                   5,794,369              5,681,003
Residential mortgage loans                                                    808,471                793,631
Consumer loans                                                              1,509,007              1,490,809
Lease financing                                                             1,147,169              1,123,408
------------------------------------------------------------------------------------------------------------------
     Total loans                                                           40,565,658             41,113,413
Less allowance for credit losses                                             (645,183)              (644,877)
------------------------------------------------------------------------------------------------------------------
     Net loans                                                             39,920,475             40,468,536

Premises and equipment                                                        349,640                356,328
Customers' liability on acceptances outstanding                                33,411                 27,538
Accrued income and other assets                                             2,676,346              2,388,708
------------------------------------------------------------------------------------------------------------------
     Total assets                                                        $ 49,733,368           $ 49,288,260
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Noninterest-bearing deposits                                             $ 11,716,740           $ 11,797,991
Interest-bearing deposits                                                  25,417,009             25,247,662
------------------------------------------------------------------------------------------------------------------
     Total deposits                                                        37,133,749             37,045,653

Short-term borrowings                                                       1,347,418              1,427,333
Acceptances outstanding                                                        33,411                 27,538
Accrued expenses and other liabilities                                        870,301                730,028
Medium- and long-term debt                                                  5,550,709              5,306,843
------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                     44,935,588             44,537,395

Nonredeemable preferred stock - $50 stated value:
     Authorized - 5,000,000 shares
     Issued - 5,000,000 shares at 6/30/01, 12/31/00 and 9/30/00                    --                250,000
Common stock - $5 par value:
     Authorized - 325,000,000 shares
     Issued - 178,749,198 shares at 9/30/01, 178,749,198
       shares at 6/30/01, 177,703,678 shares at 12/31/00 and
       177,367,048 shares at 9/30/00                                          893,746                893,746
Capital surplus                                                               344,491                340,232
Unearned employee stock ownership plan - 145,444 shares
       at 9/30/01, 167,566 shares at 6/30/01, 176,462 at 12/31/00 and
       197,370 shares at 9/30/00                                               (5,666)                (6,408)
Accumulated other comprehensive income                                        285,825                119,135
Retained earnings                                                           3,328,942              3,211,460
Deferred compensation                                                         (10,202)               (11,251)
Less cost of common stock in treasury - 687,940 shares at
       9/30/01, 855,492 shares at 6/30/01, 289,387 shares at
       12/31/00 and 571,201 shares at 9/30/00                                 (39,356)               (46,049)
------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                             4,797,780              4,750,865
------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                          $ 49,733,368           $ 49,288,260
==================================================================================================================

-----------------------------------------------------------------------------------------------------------
                                                                        December 31,         September 30,
(IN THOUSANDS, EXCEPT SHARE DATA)                                               2000                  2000
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                $  1,930,682           $  1,959,031

Short-term investments                                                    1,730,158              1,747,008

Investment securities available for sale                                  3,890,725              3,766,544

Commercial loans                                                         26,009,336             25,410,598
International loans                                                       2,571,156              2,483,910
Real estate construction loans                                            2,915,168              2,771,393
Commercial mortgage loans                                                 5,360,601              5,195,445
Residential mortgage loans                                                  807,064                817,483
Consumer loans                                                            1,477,135              1,458,089
Lease financing                                                           1,029,164                940,241
-----------------------------------------------------------------------------------------------------------
     Total loans                                                         40,169,624             39,077,159
Less allowance for credit losses                                           (608,110)              (613,663)
-----------------------------------------------------------------------------------------------------------
     Net loans                                                           39,561,514             38,463,496

Premises and equipment                                                      364,246                366,224
Customers' liability on acceptances outstanding                              26,668                 22,578
Accrued income and other assets                                           2,030,063              2,002,463
-----------------------------------------------------------------------------------------------------------
     Total assets                                                      $ 49,534,056           $ 48,327,344
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Noninterest-bearing deposits                                           $ 10,188,475           $  9,899,378
Interest-bearing deposits                                                23,665,808             22,146,765
-----------------------------------------------------------------------------------------------------------
     Total deposits                                                      33,854,283             32,046,143

Short-term borrowings                                                     2,093,381              3,346,674
Acceptances outstanding                                                      26,668                 22,578
Accrued expenses and other liabilities                                      800,386                747,595
Medium- and long-term debt                                                8,259,179              7,813,677
-----------------------------------------------------------------------------------------------------------
     Total liabilities                                                   45,033,897             43,976,667

Nonredeemable preferred stock - $50 stated value:
     Authorized - 5,000,000 shares
     Issued - 5,000,000 shares at 6/30/01, 12/31/00 and 9/30/00             250,000                250,000
Common stock - $5 par value:
     Authorized - 325,000,000 shares
     Issued - 178,749,198 shares at 9/30/01, 178,749,198
       shares at 6/30/01, 177,703,678 shares at 12/31/00 and
       177,367,048 shares at 9/30/00                                        888,519                886,835
Capital surplus                                                             301,414                293,991
Unearned employee stock ownership plan - 145,444 shares
       at 9/30/01, 167,566 shares at 6/30/01, 176,462 at 12/31/00 and
       197,370 shares at 9/30/00                                             (6,750)                (7,500)
Accumulated other comprehensive income                                       12,097                (14,987)
Retained earnings                                                         3,085,784              2,991,186
Deferred compensation                                                       (14,494)               (16,457)
Less cost of common stock in treasury - 687,940 shares at
       9/30/01, 855,492 shares at 6/30/01, 289,387 shares at
       12/31/00 and 571,201 shares at 9/30/00                               (16,411)               (32,391)
-----------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                           4,500,159              4,350,677
-----------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                        $ 49,534,056           $ 48,327,344
===========================================================================================================

        CONSOLIDATED STATEMENTS OF INCOME
        Comerica Incorporated and Subsidiaries

-----------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                  September 30,
-----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                          2001           2000            2001            2000
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME

Interest and fees on loans                                 $    757,797   $    868,351    $  2,437,100    $  2,480,440
Interest on investment securities                                62,174         66,096         182,516         189,645
Interest on short-term investments                                3,450         14,527          18,919          61,037
-----------------------------------------------------------------------------------------------------------------------
            Total interest income                               823,421        948,974       2,638,535       2,731,122


INTEREST EXPENSE

Interest on deposits                                            213,682        253,737         729,085         673,506
Interest on short-term borrowings                                26,312         46,936          90,045         166,915
Interest on medium- and long-term debt                           56,888        144,619         253,193         405,731
-----------------------------------------------------------------------------------------------------------------------
            Total interest expense                              296,882        445,292       1,072,323       1,246,152
-----------------------------------------------------------------------------------------------------------------------
            Net interest income                                 526,539        503,682       1,566,212       1,484,970
Provision for credit losses                                      58,000         43,300         167,000         166,794
-----------------------------------------------------------------------------------------------------------------------
            Net interest income after provision for
              credit losses                                     468,539        460,382       1,399,212       1,318,176

NONINTEREST INCOME

Fiduciary income                                                 44,962         44,643         135,999         134,563
Investment advisory revenue, net                                 (2,672)        34,097           1,184         100,080
Service charges on deposit accounts                              53,710         47,657         156,053         140,980
Commercial lending fees                                          17,717         16,435          45,887          41,394
Letter of credit fees                                            14,985         12,777          42,731          39,469
Warrant income                                                      (16)        16,713           3,543          29,537
Securities gains/(losses)                                          (468)         1,316          22,529          14,010
Net gain on sales of businesses                                  21,420          4,000          21,420          37,115
Equity in earnings of unconsolidated subsidiaries                 4,473          5,358         (45,873)         13,304
Other noninterest income                                         61,031         61,005         204,567         190,219
-----------------------------------------------------------------------------------------------------------------------
            Total noninterest income                            215,142        244,001         588,040         740,671

NONINTEREST EXPENSES
Salaries and employee benefits                                  198,341        215,151         608,614         636,128
Net occupancy expense                                            28,388         27,082          86,003          81,946
Equipment expense                                                16,329         19,160          53,078          56,937
Outside processing fee expense                                   14,804         15,465          45,195          44,178
Restructuring charge                                             18,246              -         126,672               -
Customer services                                                 9,606          9,240          29,524          26,240
Other noninterest expenses                                       79,100         89,306         238,517         263,012
-----------------------------------------------------------------------------------------------------------------------
            Total noninterest expenses                          364,814        375,404       1,187,603       1,108,441
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                      318,867        328,979         799,649         950,406
Provision for income taxes                                      110,332        113,921         289,050         332,267
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $    208,535   $    215,058    $    510,599    $    618,139
-----------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock                      $    205,477   $    210,783    $    498,991    $    605,314
-----------------------------------------------------------------------------------------------------------------------
Basic net income per common share                          $       1.16   $       1.19    $       2.81    $       3.42
Diluted net income per common share                        $       1.14   $       1.17    $       2.77    $       3.37

Cash dividends declared on common stock                    $     78,272   $     62,601    $    235,081    $    187,571
Dividends per common share                                 $       0.44   $       0.40    $       1.32    $       1.20
-----------------------------------------------------------------------------------------------------------------------

  CONSOLIDATED STATEMENTS OF CASH FLOWS
  Comerica Incorporated and Subsidiaries

-----------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30 (IN THOUSANDS)                                          2001                 2000
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                   $    510,599         $    618,139
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses                                                     167,000              166,794
    Depreciation                                                                     48,033               51,689
    Restructuring charge                                                             58,700                    -
    Net increase in trading account securities                                      (24,607)             (22,039)
    Net decrease in assets held for sale                                             27,261               26,004
    Net (increase) decrease in accrued income receivable                            106,855             (73,980)
    Net increase in accrued expenses                                                 40,344               55,094
    Net amortization of intangibles                                                  25,903               27,323
    Other, net                                                                     (300,941)            (208,153)
-----------------------------------------------------------------------------------------------------------------
      Total adjustments                                                             148,548               22,732
-----------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                 659,147              640,871

INVESTING ACTIVITIES
  Net increase in interest-bearing deposits with banks                              (26,167)             (14,977)
  Net decrease in federal funds sold and securities
     purchased under agreements to resell                                         1,365,903              134,197
  Proceeds from sale of investment securities available for sale                  2,330,079            5,051,321
  Proceeds from maturity of investment securities available for sale                911,716              635,230
  Purchases of investment securities available for sale                          (3,620,230)          (5,663,754)
  Net increase in loans (other than loans purchased)                               (524,007)          (2,853,425)
  Fixed assets, net                                                                 (33,427)             (45,066)
  Net (increase) decrease in customers' liability on acceptances
     outstanding                                                                     (6,743)              21,232
  Net cash provided by acquisitions/sales                                                 -              463,931
-----------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                       397,124           (2,271,311)

FINANCING ACTIVITIES
  Net increase in deposits                                                        3,261,047            2,850,140
  Net increase (decrease) in short-term borrowings                                 (745,963)             413,733
  Net increase (decrease) in acceptances outstanding                                  6,743              (21,232)
  Proceeds from issuance of medium- and long-term debt                            1,124,972            4,789,067
  Repayments and purchases of medium- and long-term debt                         (3,984,640)          (5,718,011)
  Redemption of preferred stock                                                    (250,000)                   -
  Proceeds from issuance of common stock and other
    capital transactions                                                             61,833               20,653
  Purchase of common stock                                                          (65,214)             (60,399)
  Dividends paid                                                                   (235,607)            (194,240)
-----------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                          (826,829)           2,079,711
-----------------------------------------------------------------------------------------------------------------
Net increase in cash and due from banks                                             229,442              449,271
Cash and due from banks at beginning of year                                      1,930,682            1,509,760
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                       $  2,160,124         $  1,959,031
-----------------------------------------------------------------------------------------------------------------
Interest paid                                                                  $  1,171,775         $  1,249,985
-----------------------------------------------------------------------------------------------------------------
Income taxes paid                                                              $    217,924         $    302,067
-----------------------------------------------------------------------------------------------------------------
Noncash investing and financing activities:

      Loan transfers to other real estate                                      $     10,218         $      5,147
-----------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries

---------------------------------------------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                             Nonredeemable                                Other
                                                              Preferred      Common       Capital     Comprehensive
(IN THOUSANDS, EXCEPT SHARE DATA)                               Stock         Stock       Surplus         Income
---------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 2000                                 $    250,000  $    889,453  $  226,001  $        (21,704)
Net income for 2000                                                    -             -           -                  -
Other comprehensive income, net of tax                                 -             -           -              6,717
Total comprehensive income                                             -             -           -                  -
Common stock dividend                                                  -             -      84,906                  -
Cash dividends declared:
   Preferred stock                                                     -             -           -                  -
   Common stock                                                        -             -           -                  -
Purchase and retirement of 798,928 shares
   of common stock                                                     -        (3,995)    (26,503)                 -
Purchase of 353,547 shares of common stock                             -             -           -                  -
Net issuance of common stock under
   employee stock plans                                                -         1,377       9,587                  -
Amortization of deferred compensation                                  -             -           -                  -
---------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2000                              $    250,000  $    886,835  $  293,991  $         (14,987)
=====================================================================================================================


BALANCES AT JANUARY 1, 2001                                 $    250,000  $    888,519  $  301,414  $          12,097
Net income for 2001                                                    -             -           -                  -
Other comprehensive income, net of tax                                 -             -           -            273,728
Total comprehensive income                                             -             -           -                  -
Redemption of preferred stock                                   (250,000)            -           -                  -
Cash dividends declared:
   Preferred stock                                                     -             -           -                  -
   Common stock                                                        -             -           -                  -
Purchase of 1,140,800 shares
   of common stock                                                     -             -           -                  -
Net issuance of common stock under
   employee stock plans                                                -         5,227      43,077                  -
Amortization of deferred compensation                                  -             -           -                  -
---------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2001                              $          -  $    893,746  $  344,491  $         285,825
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
                                                               Unearned
                                                               Employee
                                                                 Stock                                               Total
                                                Retained       Ownership        Deferred         Treasury        Shareholders'
(IN THOUSANDS, EXCEPT SHARE DATA)               Earnings      Plan Shares     Compensation        Stock             Equity
---------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 2000                   $  2,677,210  $      (3,750)  $      (21,998)  $      (47,161)  $        3,948,051
Net income for 2000                                618,139               -                -                -             618,139
Other comprehensive income, net of tax                   -               -                -                -               6,717
                                                                                                                           -----
Total comprehensive income                               -               -                -                -             624,856
Common stock dividend                              (84,927)              -                                                   (21)
Cash dividends declared:
   Preferred stock                                 (12,825)              -                -                -             (12,825)
   Common stock                                   (187,571)              -                -                -            (187,571)
Purchase and retirement of 798,928 shares
   of common stock                                       -               -                -                -             (30,498)
Purchase of 353,547 shares of common stock               -               -                -          (14,108)            (14,108)
Net issuance of common stock under
   employee stock plans                            (18,840)         (3,750)          (3,278)          28,878              13,974
Amortization of deferred compensation                    -               -            8,819                -               8,819
---------------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2000                $  2,991,186  $       (7,500) $       (16,457) $       (32,391) $        4,350,677
=================================================================================================================================


BALANCES AT JANUARY 1, 2001                   $  3,085,784  $       (6,750) $       (14,494) $       (16,411) $        4,500,159
Net income for 2001                                510,599               -                -                -             510,599
Other comprehensive income, net of tax                   -               -                -                -             273,728
                                                                                                                         -------
Total comprehensive income                               -               -                -                -             784,327
Redemption of preferred stock                            -               -                -                -            (250,000)
Cash dividends declared:
   Preferred stock                                 (11,608)              -                -                -             (11,608)
   Common stock                                   (235,081)              -                -                -            (235,081)
Purchase of 1,140,800 shares
   of common stock                                       -               -                -          (65,214)            (65,214)
Net issuance of common stock under
   employee stock plans                            (20,752)          1,084           (9,072)          42,269              61,833
Amortization of deferred compensation                    -               -           13,364                -              13,364
---------------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2001                $  3,328,942  $       (5,666) $       (10,202) $       (39,356) $        4,797,780
---------------------------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 1 - Basis of Presentation and Accounting Policies

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 8-K/A of Comerica Incorporated and Subsidiaries (the "Corporation") dated June 8, 2001.

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

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 2 - Investment Securities

         At September 30, 2001, investment securities having a carrying value of $1.9 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $76 million.

Note 3 - Allowance for Credit Losses

         The following analyzes the changes in the allowance for credit losses included in the consolidated balance sheets:

(in thousands)                                            2001                       2000
                                                     ---------                  ---------
Balance at January 1                                 $ 608,110                  $ 548,147
Charge-offs                                           (164,895)                  (122,673)
Recoveries                                              35,115                     21,453
                                                     ---------                  ---------
  Net charge-offs                                     (129,780)                  (101,220)
Provision for credit losses                            167,000                    166,794
Foreign currency translation
  adjustment                                              (147)                       (58)
                                                     ---------                  ---------
Balance at September 30                              $ 645,183                  $ 613,663
                                                     =========                  =========

         The provision for credit losses in 2001 included a $25 million merger-related charge to conform the credit policies of Imperial Bancorp (Imperial), a $7 billion bank holding company acquired January 29, 2001, with Comerica.

         Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreements. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans averaged $561 million and $501 million for the quarter and nine months ended September 30, 2001, compared to $330 million and $269 million for the comparable periods last year. The following are period-end balances:

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 3 - Allowance for Credit Losses (continued)


(in thousands)               September 30, 2001   December 31, 2000
                             ------------------   -----------------
Total impaired loans              $674,997            $364,895
Impaired loans requiring
   an allowance                    517,457             277,159
Impairment allowance               210,777             104,107

         Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

Note 4 - Medium- and Long-term Debt

         Medium- and long-term debt consisted of the following at September 30, 2001 and December 31, 2000:


(in thousands)                                  September 30, 2001   December 31, 2000
                                                ------------------   -----------------
Parent Company
7.25% subordinated notes due 2007                  $  156,572          $  157,414

Subsidiaries
Subordinated notes:
7.25% subordinated notes due 2007                     221,160             198,703
7.875% subordinated notes due 2026                    188,749             172,346
8.375% subordinated notes due 2024                    193,812             155,071
7.25% subordinated notes due 2002                     156,664             149,719
6.875% subordinated notes due 2008                    110,725             103,272
7.125% subordinated notes due 2013                    175,399             154,486
6.00% subordinated notes due 2008                     267,429             248,238
7.65% subordinated notes due 2010                     274,488             248,385
8.50% subordinated notes due 2009                     105,003              99,474
                                                   ----------          ----------
       Total subordinated notes                     1,693,429           1,529,694

Medium-term notes:
Floating rate based on Treasury indices                    --             125,000
Floating rate based on Prime indices                  385,200           1,320,964
Floating rate based on LIBOR indices                2,907,478           5,048,972
                                                   ----------          ----------
       Total medium-term notes                      3,292,678           6,494,936

Notes payable                                          12,641              13,445
9.98% trust preferred securities due 2026              45,389              63,690
7.60% trust preferred securities due 2050             350,000                  --
                                                   ----------          ----------
       Total subsidiaries                           5,394,137           8,101,765
                                                   ----------          ----------
       Total medium- and long-term debt            $5,550,709          $8,259,179
                                                   ==========          ==========

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 4 - Medium- and Long-term Debt (continued)

In July 2001, Comerica issued $350,000,000 of 7.60% Trust Preferred Securities, due July 1, 2050. The securities pay cumulative dividends each quarter beginning October 1, 2001, and are callable at par any time after July 30, 2006.

         The balances of medium- and long-term debt at September 30, 2001 include the fair values of risk management interest rate swap contracts modifying the interest rate characteristics of the debt.

Note 5 - Income Taxes

         The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the financial statements after deducting non-taxable items, principally income on bank-owned life insurance and interest income on state and municipal securities. State and foreign taxes are then added to the federal provision. The effective tax rate for the nine months ended September 30, 2001 was affected by adjustments in the first quarter 2001 to Imperial Bancorp's tax liabilities at merger date, partially offset by a $7 million tax benefit related to the Imperial Bancorp acquisition that was recognizable immediately, but only after Imperial became part of Comerica.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Derivatives and Foreign Exchange Contracts

                                                            September 30, 2001
                                       -------------------------------------------------------------
                                       Notional/
                                       Contract                  Unrealized                   Fair
                                       Amount              Gains            Losses            Value
(in millions)                          (1)                  (2)                               (3)
                                       -------------------------------------------------------------
RISK MANAGEMENT
Interest rate contracts:
  Caps and floors purchased             $    --          $    --          $    --           $    --
  Swaps                                  14,630              670               --               670
Foreign exchange contracts:
  Spot, forward and options                 590                9              (12)               (3)
  Swaps                                     287                3              (15)              (12)
                                        -------          -------          -------           -------
  Total risk management                  15,507              682              (27)              655

CUSTOMER-INITIATED AND OTHER
  Interest rate contracts:
  Caps and floors written                   415               --               (4)               (4)
  Caps and floors purchased                 403                4               --                 4
  Swaps                                     779               17              (16)                1
Foreign exchange contracts:
  Spot, forward and options               2,671               11              (13)               (2)
  Swaps                                     107               --               --                --
                                        -------          -------          -------           -------
  Total customer-initiated
    and other                             4,375               32              (33)               (1)
                                        -------          -------          -------           -------
  Total derivatives and
    foreign exchange contracts          $19,882          $   714          $   (60)          $   654
                                        =======          =======          =======           =======

                                                                 December 31, 2000
                                          ---------------------------------------------------------------
                                          Notional/
                                          Contract                    Unrealized                  Fair
                                          Amount                Gains           Losses            Value
(in millions)                             (1)                    (2)                              (3)
                                           -------------------------------------------------------------
RISK MANAGEMENT
Interest rate contracts:
  Caps and floors purchased                  $ 6,058          $    10          $    (1)          $     9
  Swaps                                       12,594              206              (33)              173
Foreign exchange contracts:
  Spot, forward and options                      493               18               (6)               12
  Swaps                                          115                1              (13)              (12)
                                             -------          -------          -------           -------
  Total risk management                       19,260              235              (53)              182

CUSTOMER-INITIATED AND OTHER
  Interest rate contracts:
  Caps and floors written                        198               --               (1)               (1)
  Caps and floors purchased                      179                1               --                 1
  Swaps                                          493                5               (4)                1
Foreign exchange contracts:
  Spot, forward and options                    1,827               26              (19)                7
  Swaps                                           50               --               --                --
                                             -------          -------          -------           -------
  Total customer-initiated
    and other                                  2,747               32              (24)                8
                                             -------          -------          -------           -------
  Total derivatives and
    foreign exchange contracts               $22,007          $   267          $   (77)          $   190
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

         As an end-user, the Corporation mainly accesses the interest rate markets to obtain derivative instruments for use principally in connection with asset and liability management activities. As part of a fair value hedging strategy, the Corporation has entered into interest rate swap agreements for interest rate risk management purposes. The interest rate swap agreements utilized, effectively modify the Corporation's exposure to interest rate risk by converting fixed-rate deposits and debt to a floating rate. These agreements involve the receipt of fixed rate of interest amounts in exchange for floating rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. No ineffectiveness was required to be recorded on these hedging instruments in the statement of income for the quarter and nine month period ended September 30, 2001.

         As part of a cash flow hedging strategy, the Corporation entered into predominantly 3-year interest rate swap agreements that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Derivatives and Foreign Exchange Contracts (continued)

the next 3 years. Approximately 27% ($11 billion) of the Corporation's outstanding loans were designated as the hedged items to interest rate swap agreements at September 30, 2001. During the three and nine month periods ended September 30, 2001, interest rate swap agreements designated as cash flow hedges increased interest and fees on loans by $52 and $88 million, respectively. During the third quarter 2001 the ineffectiveness of these hedging instruments was insignificant to the Corporation's statement of income. If interest rates and interest curves remain at their current levels, the Corporation expects to reclassify $180 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with the existing and forecasted floating-rate loans.

         Management believes these strategies achieve an optimal match between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although there can be no assurance that such strategies will be successful. In addition, the Corporation uses forward foreign exchange contracts to protect the value of its Canadian subsidiary. Realized and unrealized gains and losses from these hedges are not included in the statement of income, but are shown in the accumulated foreign currency translation adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets. During the three and nine month periods ended September 30, 2001, the Corporation recognized $1 and $2 million, respectively, of net gains included in accumulated foreign currency translation adjustment, related to the forward foreign exchange contracts.

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

         The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of September 30, 2001. The swaps are grouped by the assets or liabilities to which they have been designated.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Derivatives and Foreign Exchange Contracts (continued)

-----------------------------------------------------------------------------------------------------------------------
Remaining Expected Maturity of Risk Management Interest Rate Swaps:
(dollar amounts                                                                                                2006-
 in millions)                    2001             2002           2003           2004                2005       2026
-----------------------------------------------------------------------------------------------------------------------
VARIABLE RATE ASSET
DESIGNATION:
  Receive fixed swaps
    Generic                     $  840           $2,860        $4,750        $ 1,600               $ 600      $  500

  Weighted average: (1)
    Receive rate                  4.93%            7.13%         8.31%          7.69%               8.07%       5.83%
    Pay rate                      3.53%            5.09%         5.42%          6.05%               6.08%       3.73%

FIXED RATE ASSET
DESIGNATION:
  Pay fixed swaps
    Generic                     $   31           $    -        $    -        $     -               $   -      $    -
    Amortizing                       -                1             -              -                   -           -

  Weighted average: (2)
    Receive rate                  3.59%            4.18%            -%             -%                  -%          -%
    Pay rate                      4.32%            6.05%            -%             -%                  -%          -%

FIXED RATE DEPOSIT
DESIGNATION:
  Generic receive
  fixed swaps                   $   55           $1,743        $    -        $     -               $   -      $    -

  Weighted average: (1)
    Receive rate                  6.82%            4.87%            -%             -%                  -%          -%
    Pay rate                      3.50%            3.19%            -%             -%                  -%          -%

MEDIUM- AND LONG-TERM
DEBT DESIGNATION:
  Generic receive
  fixed swaps                   $    -           $  150        $    -        $     -               $ 250      $1,250

  Weighted average: (1)
    Receive rate                     -%            7.22%            -%             -%               7.04%       6.73%
    Pay rate                         -%            4.59%            -%             -%               3.57%       3.89%

  Floating/floating
  swaps                         $    -           $    -        $    -        $     -               $   -      $    -

  Weighted average: (3)
    Receive rate                     -%               -%            -%             -%                  -%          -%
    Pay rate                         -%               -%            -%             -%                  -%          -%
Total notional amount           $  926           $4,754        $4,750        $ 1,600               $ 850      $1,750
-----------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------
Remaining Expected Maturity of Risk Management Interest Rate Swaps:
(dollar amounts                                      Dec. 31,
 in millions)                        Total             2000
-------------------------------------------------------------------
VARIABLE RATE ASSET
DESIGNATION:
  Receive fixed swaps
    Generic                         $11,150          $ 9,277

  Weighted average: (1)
    Receive rate                       7.53%            7.55%
    Pay rate                           5.25%            8.14%

FIXED RATE ASSET
DESIGNATION:
  Pay fixed swaps
    Generic                         $    31          $    98
    Amortizing                            1                1

  Weighted average: (2)
    Receive rate                       3.61%            6.70%
    Pay rate                           4.37%            6.79%

FIXED RATE DEPOSIT
DESIGNATION:
  Generic receive
  fixed swaps                       $ 1,798          $ 1,378

  Weighted average: (1)
    Receive rate                       4.93%            7.19%
    Pay rate                           3.20%            6.66%

MEDIUM- AND LONG-TERM
DEBT DESIGNATION:
  Generic receive
  fixed swaps                       $ 1,650          $ 1,715

  Weighted average: (1)
    Receive rate                       6.82%            6.83%
    Pay rate                           3.91%            6.76%

  Floating/floating
  swaps                             $     -             $125

  Weighted average: (3)
    Receive rate                          -%            6.72%
    Pay rate                              -%            6.59%
Total notional amount               $14,630          $12,594
-------------------------------------------------------------------

(1) Variable rates paid on receive fixed swaps are based on one-month and three-month LIBOR or one-month CDOR rates in effect at September 30, 2001. Variable rates received on pay fixed swaps are based on prime.
(2) Variable rate received is based on one-month CDOR at September 30, 2001.
(3) Variable rate paid is based on LIBOR at September 30, 2001, while variable rate received is based on the three-month U.S. Treasury bill bond equivalent rate.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Derivatives and Foreign Exchange Contracts (continued)

         The notional amounts of commitments to purchase and sell U.S. Treasury, U.S. government agency and municipal bond securities related to the Corporation's trading account and available for sale portfolio totaled $362 million and $3 million at September 30, 2001 and December 31, 2000, respectively. These commitments, which are short-term and similar in nature to forward contracts, are not reflected in the preceding table due to the immaterial impact on the financial statements.

Customer-Initiated and Other

         The Corporation earns additional income by executing various transactions, primarily foreign exchange contracts and interest rate caps, floors and swaps to accommodate the needs of customers requesting such services. The Corporation minimizes market risk arising from customer-initiated foreign exchange contracts by entering into offsetting transactions. Average fair values and income from customer-initiated and other foreign exchange contracts were not material for the nine-month period ended September 30, 2001 and for the year ended December 31, 2000.

         Customer-initiated interest rate caps, floors and swaps generally are not offset by other financial instruments; however, the Corporation has established authority limits for engaging in these transactions in order to minimize risk exposure. As a result, average fair values and income from this activity were not material for the nine-month period ended September 30, 2001 and for the year ended December 31, 2000.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 6 - Derivatives and Foreign Exchange Contracts (continued)

Derivative and Foreign Exchange Activity

         The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts.

                                                                Customer-Initiated
                                       Risk Management              and Other
                                   -----------------------    ------------------------
                                   Interest      Foreign      Interest       Foreign
                                   Rate          Exchange     Rate           Exchange
(in millions)                      Contracts     Contracts    Contracts      Contracts
                                   -----------------------    ------------------------
Balances at December 31, 2000      $ 18,652      $    608      $    870      $  1,877
Additions                             7,462         9,945         1,014        36,653
Maturities/amortizations             (9,904)       (9,676)         (287)      (35,752)
Terminations                         (1,580)           --            --            --
                                   --------      --------      --------      --------

Balances at September 30, 2001     $ 14,630      $    877      $  1,597      $  2,778
                                   ========      ========      ========      ========

         Additional information regarding the nature, terms and associated risks of the above derivatives and foreign exchange contracts, can be found in Note 19 to the consolidated financial statements included in the Form 8-K/A of the Corporation's dated June 8, 2001.

Note 7 - Business Segment Information

         The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. Lines of business results are produced by the Corporation's internal management accounting system. This system measures financial results based on the internal organizational structure of the Corporation; information presented is not necessarily comparable with any other financial institution. Lines of business/segment financial results for the nine

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 7 - Business Segment Information (continued)

months ended September 30, 2001 and 2000 are presented below.

Nine Months Ended September 30

(dollar amounts in          Business         Individual         Investment
 millions)                    Bank              Bank               Bank*
----------------------------------------------------------------------------
                          2001     2000      2001    2000***   2001**   2000
----------------------------------------------------------------------------
Average assets        $ 37,939  $35,145   $ 7,409  $6,908   $   407  $   390
Total revenues (FTE)     1,260    1,219       762     813        44      207
Net income                 380      366       202     254       (68)      18

Return on average
  assets                  1.33%    1.39%     1.41%   1.83%   (21.50)%   5.60%
Return on average
  common equity          17.35%   19.30%    34.10%  46.45%   (33.31)%   8.55%


                             Finance             Other             Total
----------------------------------------------------------------------------
                          2001     2000      2001    2000      2001     2000
----------------------------------------------------------------------------
Average assets         $ 5,538   $3,947   $(1,809)     37   $49,484  $46,427
Total revenues (FTE)        68       (9)       23      (2)    2,157    2,228
Net income                  36       (8)      (39)    (12)      511      618

Return on average
  assets                  0.27%   (0.07)%     N/M     N/M      1.38%    1.78%
Return on average
  common equity           7.50%   (3.03)%     N/M     N/M     14.74%   20.78%

     N/M - Not Meaningful
* Net income was reduced by charges for fees internally transferred to other lines of business for referrals to the Investment Bank. If excluded, Investment Bank net income/(loss) would have been ($63) million and $26 million, and return on average common equity would have been (30.66%) and 12.84%, in 2001 and 2000, respectively.
** Net income in 2001 was reduced by a $40 million pre-tax deferred distribution costs impairment charge and a $53 million pre-tax charge related to long-term incentive plans at an unconsolidated subsidiary. Excluding these charges, Investment Bank total revenues (FTE) and net loss in 2001 would have been $141 million and ($8) million, respectively, while return on average assets and return on common equity would have been (2.39%) and (3.71%), respectively.
*** Year-to-date September 30, 2000, financial results for the Individual Bank include a $34 million gain on the sale of $457 million of revolving check credit and bankcard loans. Excluding the $34 million gain, total revenues
     (FTE) and net income would have been $779 million and $232 million, respectively,while return on average assets and return on average common equity would have been 1.67% and 42.36%, respectively.

     For a description of the business activities of each line of business and the methodologies which form the basis for these results, refer to Note 23 to the

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 7 - Business Segment Information (continued)

consolidated financial statements in the Corporation's Form 8-K/A dated June 8, 2001.

Note 8 - Accumulated Other Comprehensive Income

         Other comprehensive income includes the change in net unrealized gains and losses on investment securities available for sale, the change in the accumulated foreign currency translation adjustment and the change in accumulated gains and losses on cash flow hedges. The Consolidated Statements of Changes in Shareholders' Equity present combined, net of tax, other comprehensive income. The following presents reconciliations of the components of accumulated other comprehensive income for the nine months ended September 30, 2001 and 2000. Total comprehensive income for the nine months ended September 30, 2001 and 2000, totaled $784 million and $625 million, respectively.


                                                    Nine Months Ended
                                                       September 30
                                                   ---------------------
(in thousands)                                       2001         2000
                                                   --------     --------
Net unrealized gains/(losses) on investment
  securities available for sale:
Balance at beginning of year                     $  8,016        $(22,719)
  Net unrealized holding gains/(losses)
    arising during the period                      60,971          22,742
  Less:  Reclassification adjustment for
    gains/(losses) included in net income          22,529          14,674
                                                 --------        --------
  Change in net unrealized gains/(losses)
    before income taxes                            38,442           8,068
  Provision for income taxes                       13,455           1,595
                                                 --------        --------
  Change in net unrealized gains/(losses)
    on investment securities available
    for sale, net of tax                           24,987           6,473
                                                 --------        --------
Balance at September 30                          $ 33,003        $(16,246)
                                                 --------        --------

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 8 - Accumulated Other Comprehensive Income (continued)

                                                            Nine Months Ended
                                                               September 30
                                                         ------------------------
(in thousands)                                              2001         2000
                                                          --------     --------
Accumulated foreign currency translation adjustment:
  Balance at beginning of year                          $   4,081      $   1,015
    Net translation gains/(losses) arising
      during the period                                    (4,339)           244
    Less:  Reclassification adjustment for
      gains/(losses) included in net income                    --             --
                                                        ---------      ---------
    Change in translation adjustment before
      income taxes                                         (4,339)           244
    Provision for income taxes                                 --             --
                                                        ---------      ---------
    Change in foreign currency translation
      adjustment, net of tax                               (4,339)           244
                                                        ---------      ---------
  Balance at September 30                               $    (258)     $   1,259
                                                        ---------      ---------


Accumulated net gains/(losses) on cash flow hedges:
  Balance at beginning of period                        $      --      $      --
    Transition adjustment upon adoption
      of accounting standard                               64,705             --
    Net cash flow hedge gains/(losses)
      arising during the period                           412,919             --
    Less: Reclassification adjustment for
      gains/(losses) included in net income                88,270             --
                                                        ---------      ---------
    Change in cash flow hedges before
      income taxes                                        389,354             --
    Provision for income taxes                            136,274             --
                                                        ---------      ---------
    Change in cash flow hedges, net of tax                253,080             --
                                                        ---------      ---------
  Balance at September 30                               $ 253,080      $      --
                                                        ---------      ---------

Accumulated other comprehensive income,
  net of taxes, at September 30                         $ 285,825      $ (14,987)
                                                        =========      =========

Note 9 - Restructuring Charge

         The Corporation recorded restructuring charges related to the acquisition of Imperial Bancorp of $18 million and $152 million for the three and nine months ended September 30,2001, respectively. The components of the charges, $25 million and $127 million of which were recorded in the provision for credit losses and noninterest expenses, respectively, are shown in the table below. The Corporation expects to incur additional merger-related restructuring charges in 2001 in connection with the combining of Comerica and Imperial Bancorp. Restructuring charges are expected to total $169 million by the end of

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 9 - Restructuring Charge (continued)

integration, which is currently targeted for completion by the end of 2001.

Restructuring Reserve Analysis
Imperial Merger

                                                    Other                     Facilities
                                  Employee        Employee      Conforming       and
(in thousands)                  Termination      -Related       Policies      Operations      Other          Total
                                -----------     ----------     ----------     ----------     -------        -------
Balance at January 1, 2001       $      --      $      --      $      --      $      --      $      --      $      --
Provision charged to
  operating expense                 35,500         39,100         39,000         20,000         18,000        151,600
Cash outlays                       (24,800)       (24,100)            --         (1,000)       (18,000)       (67,900)
Noncash write-downs
  and other                             --        (11,100)       (39,000)       (17,100)            --        (67,200)
                                 ------------------------------------------------------------------------------------
Balance at September 30,2001     $  10,700      $   3,900      $      --      $   1,900      $      --      $  16,500
                                 ====================================================================================

        Employee termination costs included the cost of severance, outplacement and other benefits associated with the involuntary termination of employees, primarily senior management and employees in corporate support and data processing functions. Approximately 360 employees are expected to be terminated as part of the restructuring plan, 244 of which occurred in the nine month period ended September 30,2001. Other employee-related costs include cash payments related to change in control provisions in employment contracts and retention bonuses. The charge related to conforming policies represents costs associated with conforming the credit and accounting policies of Imperial with those of the Corporation. Of the $39 million charge associated with conforming policies,$25 million was included in the provision for credit losses on the statement of income in the first quarter of 2001. The remaining amounts applied against the liability for conforming policies related primarily to a gain on the sale of Imperial's merchant bankcard business, as required under an existing alliance agreement, and adjusting commercial equipment lease residual values. The Corporation incurred facilities and operations charges associated with closing excess facilities and replacing signage. Other merger-related restructuring

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 9 - Restructuring Charge (continued)

costs were primarily comprised of investment banking, accounting, consulting and legal fees. The Corporation expects to realize annual noninterest expense savings totaling $60 million upon completion of its integration effort, the full effect of which will be not begin to be realized until the first quarter of 2002.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

         Net income for the quarter ended September 30, 2001, was $209 million, down seven million, or three percent, from $215 million reported for the third quarter of 2000. Quarterly diluted net income per share decreased to $1.14 from $1.17 a year ago. Return on average common shareholders' equity was 17.68 percent and return on average assets was 1.68 percent, compared to 20.87 percent and 1.83 percent, respectively, for the comparable quarter last year. Excluding restructuring charges of $18 million ($11 million or $0.06 per share, net of taxes) related to the Imperial acquisition, third quarter net income was $219 million or $1.20 per share. Return on average common equity and return on assets, excluding the restructuring charges, were 18.59 percent and 1.76 percent, respectively.

         Net income for the first nine months of 2001 was $2.77 per share or $511 million, compared to $3.37 or $618 million for the same period in 2000, decreases of 18 percent and 17 percent, respectively. Return on average common shareholders' equity was 14.74 percent and return on average assets was 1.38 percent for the first nine months of 2001, compared to 20.78 percent and 1.78 percent, respectively, for the first nine months of 2000. Excluding restructuring charges of $114 million after tax ($0.63 per share) and the effect of a first quarter one-time $34 million after tax ($0.19 per share) charge related to long-term incentive plans at an unconsolidated subsidiary of Munder Capital Management (the Corporation's investment management subsidiary), net income for the nine months ended September 30, 2001 was $659 million or $3.59 per share, increases in both net income and earnings per share of seven percent over the same period of 2000. Excluding these charges, Comerica's return on common equity was 19.11 percent and return on assets was 1.77 percent for the first nine months of 2001.

Net Interest Income

         The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended September 30, 2001. On a FTE basis, net interest income was $528 million for the three months ended September 30, 2001, an increase of $23 million, or five percent, from the comparable quarter in 2000. This increase was due to a five percent increase in average earning assets and a relatively stable net interest margin supported by strong growth in interest-free sources of funds. The net interest margin was 4.59 percent for the third quarter of 2001, compared with 4.61 percent for the third quarter 2000 and 4.65 percent in the second quarter of 2001.

         Table II provides an analysis of net interest income for the first nine months of 2001. On a FTE basis, net interest income for the first nine months ended September 30, 2001 was $1,569 million compared to $1,488 million for the same period in 2000. This increase is primarily attributed to the same factors cited in the quarterly discussion above. The net interest margin for the first nine months ended September 30, 2001, was 4.60 percent compared to 4.62 percent for the same period in 2000.

         Interest rate swaps permit management to manage the sensitivity of net interest income to fluctuations in interest rates in a manner similar to investment securities, but without significant impact to capital or liquidity. In addition to using interest rate swaps and other instruments to manage exposure to interest rate risk, management attempts to evaluate the effect of movements in interest rates on net interest income by regularly performing interest sensitivity gap and earnings simulation analyses. At September 30, 2001, the Corporation was in a liability sensitive position of $833 million (on an elasticity adjusted basis), or two percent of earning assets. The earnings simulation analysis performed at the end of the quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at September 30, 2001, for a 200 basis point decline in short-term interest rates identified approximately $96 million, or four percent, of forecasted net interest income at risk during the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income would be enhanced by approximately $60 million, or three percent. The results of these simulations are within established corporate policy guidelines.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)


                                                       Three Months Ended
------------------------------------------------------------------------------------------------------
                                      September 30, 2001               September 30, 2000
                                 ------------------------------- -------------------------------------
(dollar amounts                  Average                 Average      Average                Average
 in millions)                    Balance     Interest       Rate      Balance     Interest      Rate
------------------------------------------------------------------------------------------------------
Loans                            $41,397     $   759        7.27%     $39,114     $   869        8.84%
Investment securities (1)          3,989          63        6.29        3,668          67        7.15
Short-term investments               317           3        4.37          727          14        7.97
------------------------------------------------------------------------------------------------------
   Total earning assets           45,703         825        7.17       43,509         950        8.68

Interest-bearing deposits         25,649         214        3.31       21,659         254        4.66
Short-term borrowings              2,903          26        3.60        2,735          47        6.83
Medium- and long-term debt         5,323          57        4.24        8,440         144        6.82
------------------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $33,875         297        3.48      $32,834         445        5.40
                                             -------------------                  -------------------

Net interest income/
  Rate spread (FTE)                          $   528        3.69                  $   505        3.28
                                             =======                              =======

FTE adjustment                               $     1                              $     1
                                             =======                              =======

Impact of net noninterest-
  bearing sources of funds                                  0.90                                 1.33
------------------------------------------------------------------------------------------------------
Net interest margin as a
  percent of average earning
  assets (FTE)                                              4.59%                                4.61%
======================================================================================================

(1) The average rate for investment securities was computed using average historical cost.


                                         Increase      Increase
                                        (Decrease)    (Decrease)       Net
                                          Due to        Due to       Increase
(in millions)                              Rate         Volume*     (Decrease)
                                        ----------    ----------    ----------
Loans                                     $(152)         $ 42        $(110)
Investment securities                        (9)            5           (4)
Short-term investments                       (6)           (5)         (11)
--------------------------------------------------------------------------
   Total earning assets                    (167)           42         (125)

Interest-bearing deposits                   (78)           38          (40)
Short-term borrowings                       (22)            1          (21)
Medium- and long-term debt                  (55)          (32)         (87)
--------------------------------------------------------------------------
   Total interest-bearing sources          (155)            7         (148)
--------------------------------------------------------------------------

    Net interest income/Rate spread (FTE)  $(12)         $ 35         $ 23
                                           ===============================

* Rate/Volume variances are allocated to variances due to volume.

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)

                                                               Nine Months Ended
-----------------------------------------------------------------------------------------------------------
                                             September 30, 2001                   September 30, 2000
                                        ------------------------------  -----------------------------------
(dollar amounts                         Average                Average     Average                 Average
 in millions)                           Balance     Interest      Rate     Balance     Interest       Rate
-----------------------------------------------------------------------------------------------------------
Loans                                   $41,417     $ 2,439       7.87%     $38,284     $ 2,482       8.66%
Investment securities(1)                  3,788         183       6.48        3,632         191       6.91
Other earning assets                        415          19       6.12        1,036          61       7.88
-----------------------------------------------------------------------------------------------------------
   Total earning assets                  45,620       2,641       7.74       42,952       2,734       8.49

Interest-bearing deposits                24,947         729       3.91       20,784         673       4.33
Short-term borrowings                     2,564          90       4.69        3,488         167       6.39
Medium- and long-term debt                6,491         253       5.21        8,366         406       6.48
-----------------------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                            $34,002       1,072       4.22      $32,638       1,246       5.10
                                                    ------------------                  -------------------

Net interest income/
  Rate spread (FTE)                                 $ 1,569       3.52                  $ 1,488       3.39
                                                    =======                             =======
FTE adjustment                                      $     3                             $     3
                                                    =======                             =======

Impact of net noninterest-bearing
  sources of funds                                                1.08                                1.23
-----------------------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                                    4.60%                               4.62%
===========================================================================================================

(1) The average rate for investment securities was computed using average historical cost.


                                         Increase      Increase
                                         (Decrease)   (Decrease)       Net
                                          Due to        Due to       Increase
(in millions)                              Rate         Volume*     (Decrease)
                                        ----------    ----------    ----------
Loans                                      $(227)      $  184         $ (43)
Investment securities                        (15)           7            (8)
Other earning assets                         (14)         (28)          (42)
----------------------------------------------------------------------------
   Total earning assets                     (256)         163           (93)

Interest-bearing deposits                    (85)         141            56
Short-term borrowings                        (45)         (32)          (77)
Medium- and long-term debt                   (80)         (73)         (153)
----------------------------------------------------------------------------
   Total interest-bearing sources           (210)          36          (174)
----------------------------------------------------------------------------
Net interest income/Rate spread (FTE)      $ (46)       $ 127          $ 81
                                           =================================

* Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

         The provision for credit losses was $58 million for the third quarter of 2001, compared to $43 million for the same period in 2000. The provision for credit losses was $167 million for the first nine month periods of both 2001 and 2000. The Corporation establishes this provision to maintain an adequate allowance for credit losses, which is discussed in the section entitled "Allowance for Credit Losses and Nonperforming Assets." Included in the provision for credit losses for the nine months ended September 30, 2001, is a $25 million merger-related charge to conform the credit policies of Imperial with Comerica.

Noninterest Income

         Noninterest income was $215 million for the three months ended September 30, 2001, a decrease of $29 million, or 12 percent, over the same period in 2000. Third quarter 2001 noninterest income included a $21 million gain on the sale of Comerica's ownership in a ATM network provider and was reduced by an additional $14 million deferred distribution costs impairment charge discussed more fully below. Included in the third quarter 2000 noninterest income was an additional $4 million gain associated with the sale of revolving check credit and bankcard loans which occurred in the first quarter of 2000. Excluding the effects of gains and losses on securities, warrant income, and the net gains on the sales of businesses and other nonrecurring items mentioned above, noninterest income decreased six percent in the third quarter of 2001, compared with the third quarter of 2000. Certain of the Corporation's noninterest income, including investment advisory revenue and fiduciary income, is at risk to fluctuations in the market values of the underlying assets, particularly equity securities. The noninterest income decline reflects a $23 million decrease in investment advisory revenue, excluding the deferred distribution costs impairment charge, from the Corporation's Munder Capital Management subsidiary, as the market values of technology-related stocks continued declining from their record highs during the first quarter of last year. Fiduciary income remained flat, despite an overall decline in the stock market. Non-investment market-related fees, consisting of service charges, commercial lending fees and letters of credit fees increased $10 million or 12 percent on a combined basis when compared with the third quarter of 2000.

         For the first nine months of 2001, noninterest income was $588 million, a decrease of $153 million or 21 percent, from the first nine months of 2000. In addition to the nonrecurring items identified in the quarterly discussion above, noninterest income in the first nine months of 2001 was reduced by a $26 million deferred distribution costs impairment charge and a one-time $53 million charge related to an unconsolidated subsidiary, both of which occurred in the first quarter and are discussed more fully below. Noninterest income for the first nine months of 2001 also included gains of $23 million from securities sales and $11 million in net gains resulting from the purchase and subsequent sale, all within the first quarter, of interest rate derivative contracts which failed to meet the Corporation's stringent risk-reduction criteria. Noninterest income in the first nine months of 2000 included a $34 million gain associated with the sale of revolving check credit and bankcard loans. Excluding the effect of securities gains, warrant income and large, nonrecurring items in both nine month periods, noninterest income decreased four percent in the first nine months of 2001 compared to the first nine months of 2000. Consistent with the reasons cited in the quarterly discussion above, the decrease in year-to-date noninterest income after excluding nonrecurring items was primarily attributable to a $59 million decrease in investment advisory revenue from the Corporation's Munder Capital Management subsidiary, offset by an increase in non-investment market-related fees of $23 million.

         The Corporation recorded a combined total $40 million pre-tax deferred distribution costs impairment charge in the first and third quarters of 2001 related to the Corporation's Munder subsidiary. These charges resulted from the Corporation's continued reassessment of its ability to recover the unamortized cost of the commissions to brokers for selling certain mutual fund shares, principally shares in its Munder subsidiary's NetNet, International NetNet and Future Technology funds. Net asset values in these technology funds suffered significantly as market conditions weakened, declining 26 percent in the first quarter 2001 and over 45 percent during the third quarter 2001. This prompted Comerica's revaluation of expected future cash flows from the funds, which are based on a percentage of assets under management and early redemption fees over a prescribed number of years. Net remaining deferred distribution costs at September 30, 2001 were $36 million. Given net asset values at September 30, 2001, it would take a decline in total assets under management at Munder of approximately 12 percent to trigger further impairment, which at that level would be approximately $4 million.

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

Noninterest Expenses

         Noninterest expenses, which included a merger-related restructuring charge of $18 million, were $365 million for the quarter ended September 30, 2001, a decrease of $11 million, or three percent, from the comparable quarter in 2000.

Noninterest expenses for the third quarter of 2000 included $8 million of interest associated with the preliminary settlement of Federal tax years prior to 1993 and $4 million of marketing costs to launch a new closed-end fund at Munder Capital Management. Excluding the effect of large nonrecurring items noninterest expenses decreased $12 million, or three percent, in the third quarter of 2001 when compared to the same period in 2000.

         For the first nine months of 2001, noninterest expenses, which included $127 million of merger related restructuring charges, were $1,188 million, an increase of $79 million, or seven percent from the comparable 2000 period. In addition to the nonrecurring items identified in the quarterly discussion, noninterest expenses in the first nine months of 2000 included a $6 million contribution to Comerica's charitable foundation and an additional $4 million of interest associated with the preliminary settlement of Federal tax years prior to 1993. Excluding restructuring charges, incentives on warrant income, divestitures and the effect of large nonrecurring items, noninterest expenses decreased $11 million or one percent on a year to date basis when compared to 2000. The declines in both the quarter and year to date periods reflect a decrease in revenue related incentives.

Provision for Income Taxes

         The provision for income taxes for the third quarter of 2001 totaled $110 million, compared to $114 million reported for the same period a year ago. The effective tax rate was 35 percent for the third quarter of 2001 and 2000. The provision for the first nine months of 2001 was $289 million compared to $332 million for the same period in 2000. The effective tax rate was 36 percent for the first nine months of 2001 and 35 percent for the first nine months of 2000. The effective tax rate in the first nine months of 2001 was affected by adjustments in the first quarter to Imperial's tax liabilities at merger date, partially offset by a $7 million tax benefit related to the Imperial Bancorp acquisition that was immediately recognizable, but only after Imperial became part of Comerica.

Financial Condition

         Total assets were $49.7 billion at September 30, 2001, compared with $49.5 billion at year-end 2000 and $48.3 billion at September 30, 2000. The Corporation has experienced less than one percent growth in total business loans since December 31, 2000. Despite the weakening economy and level business loan growth, certain business loan categories have continued to increase. The most significant growth occurred in the commercial mortgage and real estate construction categories, which increased eight percent each or $434 million and $246 million, respectively. These increases were offset by a three percent decrease in the commercial loan category. Total loan growth of $396 million was primarily funded by a reduction in short-term investments.

         Total liabilities decreased $98 million, less than one percent, since December 31, 2000, to $44.9 billion. Total deposits increased $3.2 billion to $37.1 billion at September 30, 2001 from $33.9 billion at December 31, 2000, primarily due to strong growth in noninterest-bearing deposits and certificates of deposit issued in denominations in excess of $100,000 through brokers or to institutional investors. The growth in noninterest-bearing deposits resulted primarily from increased title and escrow company deposits from home mortgage financing and refinancing activity. The increase in deposits was largely offset by declines in short-term borrowings, which decreased $746 million, or 36 percent, since year-end 2000, and medium- and long-term debt, which decreased $2.7 billion, or 33 percent.

         In July 2001, Comerica issued $350,000,000 of 7.60% Trust Preferred Securities which are classified in medium- and long-term debt. The securities pay cumulative dividends each quarter beginning October 1, 2001, and are callable any time after July 30, 2006. The Corporation used the proceeds from the issuance to redeem and retire in total the $250,000,000 of preferred stock that was outstanding and for other general corporate purposes.

Allowance for Credit Losses and Nonperforming Assets

         The allowance for credit losses represents management's assessment of probable losses inherent in the Corporation's loan portfolio, including all binding commitments to lend. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent but that have not been specifically identified. The Corporation allocates the allowance for credit losses to each loan category based on a defined methodology which has been in use, without material change, for several years. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the senior management of the Credit Policy Group. Business loans are defined as those belonging to the commercial, international, real estate construction, commercial mortgage and lease financing categories. A detailed credit quality review is performed quarterly on large business loans which have deteriorated below certain levels of credit risk. A specific portion of the allowance is allocated to such loans based upon this review. The portion of the allowance allocated to the remaining business loans is determined by applying projected loss ratios to each risk rating based on numerous factors identified below. The portion of the allowance allocated to consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, geographic dispersion of borrowers, and trends with respect to past due and nonaccrual amounts. The allocated reserve was $525 million at September 30, 2001, an increase of $82 million from year-end 2000. This increase was attributable to an increased impairment allowance required as a result of the quarterly credit quality review of certain large business loans with deteriorated credit risk at September 30, 2001.

         Actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of historical loss ratios. To ensure a higher degree of confidence, an unallocated allowance is also maintained. The unallocated portion of the loss reserve reflects management's view that the reserve should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgement. Factors which were considered in the evaluation of the adequacy of the Corporation's unallocated reserve include portfolio exposures to the healthcare, high technology and energy industries, as well as Latin American transfer risks and the risk associated with new customer relationships. The unallocated allowance was $120 million at September 30, 2001, a decrease of $45 million from December 31, 2000.

         Management also considers industry norms and the expectations from rating agencies and banking regulators in determining the adequacy of the allowance. The total allowance, including the unallocated amount, is available to absorb losses from any segment of the portfolio.

         At September 30, 2001, the allowance for credit losses was $645 million, an increase of $37 million since December 31, 2000. The allowance as a percentage of total loans was 1.59 percent, compared to 1.51 percent at December 31, 2000. As a percentage of nonperforming assets, the allowance was 105 percent at September 30, 2001, versus 179 percent at year-end 2000.

         Net charge-offs for the third quarter of 2001 were $58 million, or 0.56 percent of average total loans, compared with $31 million, or 0.31 percent, for the year-earlier quarter. Nonperforming assets increased $276 million, or 81 percent, since December 31, 2000, and were categorized as follows:


                                                                 September 30,               December 31,
(in thousands)                                                            2001                       2000
                                                                 -------------               ------------
Nonaccrual loans:
           Commercial                                            $     457,781               $    233,408
           International                                                95,151                     68,911
           Real estate construction                                     15,265                      4,542
           Commercial mortgage                                          29,649                     17,398
           Residential mortgage                                            311                        185
           Consumer                                                      4,258                      3,080
           Lease financing                                               2,824                      3,837
                                                                 -------------               ------------
             Total nonaccrual loans                                    605,239                    331,361
Reduced-rate loans                                                         247                      2,306
                                                                 -------------               ------------
             Total nonperforming loans                                 605,486                    333,667
Other real estate                                                       10,050                      5,577
                                                                 -------------               ------------
             Total nonperforming assets                          $     615,536               $    339,244
                                                                 =============               ============

Loans past due 90 days or more                                   $      49,312               $     36,176
                                                                 =============               ============

         Nonperforming assets as a percentage of total loans and other real estate were 1.52 percent at September 30, 2001 and 0.84 percent at December 31, 2000. Nonperforming assets to companies and individuals involved with the automotive industry represented the largest industry concentration, comprising approximately 12% of total nonperforming assets at September 30, 2001.

Capital

         Common shareholders' equity increased $274 million from December 31, 2000 to September 30, 2001, excluding other comprehensive income. The increase was primarily due to the retention of $264 million of current year earnings. The effect of employee stock plan activity, which increased common shareholders' equity $62 million, was offset by repurchasing in total approximately 1,200,000 shares of common stock in the second and third quarters of 2001.

         Capital ratios exceed minimum regulatory requirements as follows:

                                                                 September 30,         December 31,
                                                                    2001                  2000
                                                                ------------          -------------
Leverage ratio (3.00 - minimum)                                      9.31%                 8.74%
Tier 1 risk-based capital ratio (4.0 - minimum)                      7.97                  7.35
Total risk-based capital ratio (8.0 - minimum)                      11.75                 11.11

         At September 30, 2001, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of "well capitalized" institutions as defined in the final rule under FDICIA.

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

         The Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an annual increase in net income of $28 million ($0.16 per share). Based on the conditions that existed at September 30, 2001, the Corporation does not expect to record a transition adjustment at January 1, 2002. The Corporation will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, upon adoption of the Standard, as of January 1, 2002.

Forward-looking statements

         This report includes forward-looking statements based on management's current expectations and/or the assumptions made in the earnings simulation analysis. Such statements reflect the view of Comerica's management, as of the date of this report, with respect to future events and are subject to risks and uncertainties, such as changes in Comerica's plans, objectives, expectations and intentions and do not purport to speak as of any other date. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences are changes in interest rates, changes in the industries in which the Corporation has a significant number or principal amount of loans, changes in the level of fee revenues, changes in the accounting treatment of any particular item, the entry of new competitors into the banking industry as a result of the enactment of the Gramm-Leach-Bliley Act of 1999, changing economic conditions and related credit and market conditions and other factors. Forward-looking statements speak only as of the date they are made. Comerica does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (11)  Statement re: Computation of Earnings Per Share

(b)      Reports on Form 8-K

         1. A report on Form 8-K, dated July 17, 2001, was filed under report item number 9, filing the press release announcing Comerica's earnings for the quarter ended June 30, 2001.

         2. A report on form 8-K, dated July 31, 2001, filing certain documents relating to Comerica's offering of 7.60% Trust Preferred Securities of Comerica Capital Trust I.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMERICA INCORPORATED
                                 (Registrant)


                                 /s/ Ralph W. Babb Jr.
                                 ------------------------------------------
                                 Ralph W. Babb Jr.
                                 Vice Chairman and Chief Financial Officer
                                 (Principal Financial Officer)


                                 /s/ Marvin J. Elenbaas
                                 -----------------------------------------
                                 Marvin J. Elenbaas
                                 Senior Vice President and Controller
                                 (Principal Accounting Officer)



Date: November 13, 2001

                                 EXHIBIT INDEX


Exhibit
Number         Exhibit Description
--------       --------------------
  11            Statement re:  Computation of Earnings Per Share