Form 10-K
period 2001-12-31
COMERICA INC /NEW/
filed 2002-04-01
CIK 28412

                              COMERICA INCORPORATED

                                 2001 FORM 10-K

Securities and Exchange Commission
Washington, DC 20549

Form 10-K

Annual Report Pursuant
to Section 13 or 15(d) of
the Securities Exchange Act of 1934,
For the fiscal year ended December 31, 2001.

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

-        7 1/4 percent Subordinated Notes due in 2007.

-        9.98% Series B Capital Securities of Imperial Capital Trust I due
         2026.*

-        7.60% Trust Preferred of Comerica Capital Trust I due 2050.

--------
*The registrant has reporting obligations for these securities which were acquired in connection with the merger of Imperial Bancorp with and into Comerica Holdings Incorporated, a wholly-owned subsidiary of the registrant. As a result of the merger, Imperial Capital Trust became a wholly-owned indirect subsidiary of the registrant.

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

At March 27, 2002, the registrant's common stock, $5 par value, held by nonaffiliates had an aggregate market value of $10,684,734,720.54 based on the closing price on the New York Stock Exchange on that date of $63.34 per share and 168,688,581 shares of common stock held by nonaffiliates. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica's Trust Department holds for Comerica and Comerica's employee plans, and all common shares the registrant's directors and executive officers hold, are held by affiliates.

At March 27, 2002, the registrant had outstanding 178,735,252 shares of its common stock, $5 par value.

DOCUMENTS INCORPORATED
BY REFERENCE:

1.       Parts I and II:
Items 1-8--Annual Report to Shareholders for the year ended December 31, 2001.

2.       Part III:
Items 10-13--Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2002.

PART I

ITEM 1.           BUSINESS

GENERAL

Comerica Incorporated ("Comerica" or the "Corporation") is a multi-state financial services provider, incorporated under the laws of the State of Delaware, headquartered in Detroit, Michigan. Based on assets as of December 31, 2001, it was the 17th largest bank holding company in the United States and the largest bank holding company headquartered in Michigan in terms of both total assets and total deposits. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank (formerly Comerica Bank-Detroit), one of Michigan's oldest banks ("Comerica Bank"). Since that time, Comerica has acquired financial institutions in California, Texas and Florida, and, in 1997, formed Comerica Bank-Mexico, S.A. In 2001, Comerica established its Canadian branch and the assets and the majority of the liabilities of Comerica Bank-Canada were transferred to Comerica's Canadian branch. Comerica intends to dissolve the shell subsidiary, Comerica Bank-Canada in 2002. In 2001, Comerica also merged its two national banking subsidiaries, Comerica Bank, National Association and Comerica Bank & Trust, National Association, with Comerica Bank & Trust, National Association as the surviving bank. On January 29, 2001, Comerica completed its acquisition of Imperial Bancorp, and as of September 29, 2001, Comerica merged its two California banking subsidiaries, Comerica Bank-California and Imperial Bank, with Comerica Bank-California as the surviving bank. As of December 31, 2001, Comerica owned directly or indirectly all the outstanding common stock of six banking and fifty-five non-banking subsidiaries. At December 31, 2001, Comerica had total assets of approximately $50.7 billion, total deposits of approximately $37.5 billion, total loans (net of unearned income) of approximately $41.2 billion and common shareholders' equity of approximately $4.8 billion.


BUSINESS STRATEGY

Comerica has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. The Business Bank is comprised of middle market lending, asset-based lending, large corporate banking, international financial services and speciality deposit gathering. This line of business meets the needs of medium-size businesses, multinational corporations and governmental entities by offering various products and services, including commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services and loan syndication services.

The Individual Bank includes consumer lending, consumer deposit gathering, mortgage loan origination and servicing, small business banking (annual sales under $10 million) and private banking. This line of business offers a variety of consumer products, including deposit accounts, installment loans, student loans, home equity lines of credit and residential mortgage loans. In addition, a full range of financial services is provided to small businesses and municipalities. Private lending and personal trust services are also provided to meet the personal financial needs of affluent individuals (as defined by individual net income or wealth).

The Investment Bank is responsible for the sale of mutual fund and annuity products, as well as life, disability and long-term care insurance products. This line of business also offers institutional trust products, retirement services and provides investment management and advisory services, investment banking and discount securities brokerage services.

Comerica has positioned itself to deliver financial services in its four primary geographic markets: Michigan, Texas, California and Florida, with operations in 19 other states, Canada and Mexico.

In addition to the three major lines of business, the Finance segment is also significant. The Finance segment includes Comerica's securities portfolio and asset and liability management activities. This segment is responsible for managing Comerica's funding, liquidity and capital needs, performing interest sensitivity gap and earnings simulation analysis and executing various strategies to manage Comerica's exposure to liquidity and interest rate risk.

SUPERVISION AND REGULATION

Banks, financial holding companies and financial institutions are highly regulated at both the state and federal level. Comerica is subject to supervision and regulation by the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956, as amended (the "Act").

The Gramm-Leach-Bliley Act of 1999 expanded the activities in which a bank holding company, which is eligible to be a financial holding company, could engage. The conditions to be a financial holding company include the requirement that each deposit institution subsidiary of the holding company be well-capitalized and well-managed.

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

Comerica Bank is chartered by the State of Michigan and is supervised and regulated by the Division of Financial Institutions, Office of Financial and Insurance Services of the State of Michigan and the FRB. Comerica Bank-Texas is chartered by the State of Texas and is supervised and regulated by the Texas Department of Banking and the FRB. Comerica Bank & Trust, National Association is chartered under federal law and subject to supervision and regulation by the Office of the Comptroller of the Currency ("OCC"). Comerica Bank-California is chartered by the State of California and is supervised and regulated by the California Department of Financial Institutions and the FRB. Comerica Bank, Comerica Bank & Trust, National Association, Comerica Bank-California and Comerica Bank-Texas are members of the Federal Reserve System ("FRS"). The deposits of all the foregoing banks are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. Comerica Bank-Mexico, S.A. is chartered under the laws of Mexico and is supervised and regulated by the Ministry of Finance and Public Credit, the Bank of Mexico, and the Mexican National Banking Commission. Comerica Bank-Canada is chartered under the laws of Ontario, Canada and is supervised and regulated by the Office of the Superintendent of Financial Institutions Canada and the Canada Deposit Insurance Corporation.

The FRB supervises non-banking activities conducted by companies owned by Comerica Bank, Comerica Bank-California and Comerica Bank-Texas and the OCC supervises non-banking activities conducted by companies owned by Comerica Bank & Trust, National Association. In addition, Comerica's non-banking subsidiaries are subject to supervision and regulation by various state and federal agencies, including, but not limited to, the National Association of Securities Dealers, Inc. (in the case of Comerica Securities, Inc. and Comerica Capital Markets Corporation), the Department of Insurance of the State of Michigan (in the case of Comerica Insurance Services,

Inc.), and the Securities and Exchange Commission (in the case of Munder Capital Management, the Corporation's investment advisory subsidiary).

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

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W, limit borrowings by Comerica and its nonbank subsidiaries from its affiliate insured depository institutions, and also limit various other transactions between Comerica and its nonbank subsidiaries, on the one hand, and its affiliate insured depository institutions, on the other. For example, Section 23A of the Federal Reserve Act limits to no more than 10% of its total capital the aggregate outstanding amount of any insured depository institution's loans and other "covered transactions" with any particular nonbank affiliate, and limits to no more than 20% of its total capital the aggregate outstanding amount of any insured depository institution's covered transactions with all of its nonbank affiliates. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution's loans to its nonbank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution's transactions with its nonbank affiliates be on arms-length terms.

Set forth below are summaries of selected laws and regulations applicable to Comerica and its subsidiaries. The summaries are not complete and are qualified in their entirety by references to the particular statutes and regulations. A change in applicable law or regulation could have a material effect on the business of Comerica.

Interstate Banking and Branching

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), a bank holding company became able to acquire banks in states other than its home state, without regard to the permissibility of such acquisition under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to and following the proposed acquisition, control no more than ten percent of the total amount of deposits of insured depository institutions in the United States and no more than thirty percent of such deposits in that state (or such amount as established by state law).

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

Each state bank subsidiary that is a member of the FRS and each national banking association is required by federal law to obtain the prior approval of the FRB or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank's retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound business practices and could prohibit the payment of dividends if such payment could be deemed an unsafe and unsound banking practice. In addition, Comerica's state bank subsidiaries are also subject to limitations under state law regarding the amount of earnings that may be paid out as dividends, and require prior approval for payments of dividends that exceed certain levels.

At January 1, 2002, Comerica's subsidiary banks, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $641 million from retained net profits of the preceding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 2002 through the date of declaration. Comerica's subsidiary banks paid dividends of $580 million in 2001, $339 million in 2000, and $261 million in 1999.

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

Regulations establishing the specific capital tiers provide that, for a depository institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under certain circumstances, the appropriate banking agency may treat a well capitalized, adequately capitalized or undercapitalized institution as if the institution were in the next lower capital category. As of December 31, 2001, each of the banking subsidiaries of Comerica were well capitalized under these regulations.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to limitations on growth and certain activities and are required to submit an acceptable capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee for a specific time period that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit or implement an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions are subject to a number of requirements and restrictions. Specifically, such a depository institution may be required to do one or more of the following: sell sufficient voting stock to become adequately capitalized, reduce the interest rates it pays on deposits, reduce its rate of asset growth, dismiss certain senior executive officers or directors, and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator or such other action as the FDIC and the applicable federal banking agency shall determine appropriate.

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

FDICIA also contains a variety of other provisions that may affect the operations of depository institutions including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Comerica's United States subsidiary banks are all well-capitalized and may accept brokered deposits.

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

FDIC Insurance Assessments

Comerica's subsidiary banks are subject to FDIC deposit insurance assessments. The FDIC operates a risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on certain capital and supervisory measures. The deposit insurance assessment schedule published by the FDIC for the assessment period commencing January 1, 1998, maintained the nine categories but provided for major reductions in the assessment rates for institutions insured by BIF. These reductions occurred because the balance in BIF had reached or surpassed the "designated reserve ratio" set by law for the balance in the fund to maintain with respect to BIF-insured deposits. The FDIC has continued these reduced assessment levels. There is legislation pending in a committee in the House of Representatives to change these assessment levels. It is uncertain if such legislation will be enacted and, if enacted, the form of such legislation.

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

COMPETITION

Banking is a highly competitive business. The Michigan banking subsidiary of the Corporation competes primarily with Detroit and outstate Michigan banks for loans, deposits and trust accounts. Through its offices in Arizona, California, Colorado, Connecticut, Florida, Georgia, Indiana, Illinois, Nevada, and Texas, Comerica competes with other financial institutions for various types of loans.

At year-end 2001, Comerica was the largest financial holding company headquartered in Michigan in terms of total assets and deposits. Based on the Interstate Act as described above and the Gramm-Leach Bliley Act, Comerica believes that the level of competition in all geographic markets will increase in the future. Comerica's banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies and credit unions.

EMPLOYEES

As of December 31, 2001, Comerica and its subsidiaries had 10,307 full-time and 1,485 part-time employees.

ITEM 2.    PROPERTIES

The executive offices of the Corporation are located in the Comerica Tower at Detroit Center, 500 Woodward Avenue, Detroit, Michigan 48226. Comerica and its subsidiaries occupy 14 floors of the building, which is leased through Comerica Bank from an unaffiliated third party. This lease extends through January 2007. As of December 31, 2001, Comerica, through its banking affiliates, operates a total of 496 banking branches, trust services locations, and loan production or other financial services offices, in the States of Michigan, California, Texas and Florida. Of these, 212 were owned and 284 were leased. Affiliates also operate from leased spaces in Daphne, Alabama; Phoenix, Arizona; Denver Colorado; Darien, Connecticut; Oakbrook Terrace, Chicago and Barrington, Illinois; Indianapolis, Indiana; New Orleans, Louisiana; Boston, Massachusetts; Minneapolis, Minnesota; Durham and Charlotte, North Carolina; Red Bank, New Jersey; Las Vegas, Nevada; New York, New York; Beachwood, West Chester, Cincinnati and Toledo, Ohio; Portland, Oregon; King of Prussia, Pennsylvania; Knoxville and Memphis, Tennessee; Reston, Virginia; Bellevue, Kirkland and Olympia, Washington; Sao Paulo, Brazil; Mexico City, Mexico; Queretaro, Mexico; Monterey, Mexico; Wanchai, Hong Kong; and Toronto, Ontario, Canada.

The Corporation owns a check processing center in Livonia, Michigan; a ten-story building in the central business district of Detroit that houses certain departments of the Corporation and Comerica Bank; and a building in Auburn Hills, Michigan, used mainly for lending functions and operations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation did not submit any matters for a shareholders' vote in the fourth quarter of 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At March 27, 2002, there were approximately 16,915 record holders of the Corporation's common stock.

Quarterly cash dividends were declared during 2001 and 2000, totaling $1.76 and $1.60 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Corporation's common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2001 and 2000.


---------------------------------------------------------------------
                                                 Dividend   Dividend*
Quarter              High          Low           Per Share    Yield
---------------------------------------------------------------------
2001

Fourth              $58.40        $44.02           $0.44       3.4%

Third                63.88         50.27            0.44       3.1

Second               62.75         50.73            0.44       3.1

First                65.15         53.00            0.44       3.0

2000

Fourth              $61.13        $47.19           $0.40       3.0%

Third                59.44         45.00            0.40       3.1

Second               54.38         39.88            0.40       3.4

First                46.25         32.94            0.40       4.1


* Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.


ITEM 6.    SELECTED FINANCIAL DATA

The response to this item is included on page 23 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, which page is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this item includes the discussion set forth below and the information included under the caption "Financial Review and Report" on pages 23 through 41 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, which pages are hereby incorporated by reference.


CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

As disclosed in the footnotes to the Consolidated Financial Statements incorporated by reference, the Corporation has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2001, aggregate contractual obligations and credit-related commitments are summarized as follows:


(in millions)
                                                                                         PAYMENTS DUE BY PERIOD
                                                                             ----------------------------------------------
                                                                                 Less          1 - 3     3 - 5      After 5
Contractual obligations                                            Total         Than          Years     Years       Years
                                                                                1 Year
===========================================================================================================================
Medium- and long-term debt                                         $5,402       $1,558        $  780      $ 185     $ 2,879
Leases and other noncancellable obligations                           540           70           126         89         255
---------------------------------------------------------------------------------------------------------------------------
                           Total contractual cash obligations      $5,942       $1,628        $  906        274       3,134


                                                                          REMAINING MATURITY OF CREDIT-RELATED
                                                                                      COMMITMENTS
                                                             --------------------------------------------------------------
Credit-related commitments                                                       Less          1 - 3     3 - 5      After 5
                                                                   Total         Than          Years     Years       Years
                                                                                1 Year
===========================================================================================================================
Unused commitments to extend credit                               $28,695       $17,93        $7,244      3,300        $215
                                                                                     6
Standby letters of credit and financial guarantees                  5,118        3,556           916        506         140
Commercial letters of credit                                          258          258             -          -           -
Credit default swaps                                                    7            -             7          -           -
---------------------------------------------------------------------------------------------------------------------------
                             Total credit-related commitments     $34,078       21,750         8,167      3,806         355
===========================================================================================================================

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this item is included on pages 37 through 41 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, which pages are hereby incorporated by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included on pages 42 through 71 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, which pages are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item will be included under the sections captioned "Information About Nominees and Incumbent Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2002, which sections are hereby incorporated by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The response to this item will be included under the sections captioned "Compensation of Directors" and "Compensation of Executive Officers" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2002, which sections are hereby incorporated by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item will be included under the sections captioned "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2002, which sections are hereby incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item will be included under the sections captioned "Transactions of Directors and Executive Officers with Comerica" and "Information about Nominees and Incumbent Directors" of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2002, which sections are hereby incorporated by reference.

Comerica Incorporated and Subsidiaries
FORM 10-K CROSS-REFERENCE INDEX


Certain information required to be included in this Form 10-K is included in the 2001 Annual Report to Shareholders or in the 2002 Proxy Statement used in connection with the 2002 annual meeting of shareholders to be held on May 21, 2002.

The following cross-reference index shows the page location in the 2001 Annual Report or the section of the 2002 Proxy Statement of only that information which is to be incorporated by reference into this Form 10-K.

All other sections of the 2001 Annual Report or the 2002 Proxy Statement are not required in this Form 10-K and are not to be considered a part of this Form 10-K.


                                                                                                Page Number of 2001
                                                                                           Annual Report or Section
                                                                                            of 2002 Proxy Statement
            PART I

ITEM 1.     Business................................................................................Included herein
ITEM 2.     Properties..............................................................................Included herein
ITEM 3.     Legal Proceedings.......................................................................Included herein
ITEM 4.     Submission of Matters to a Vote of Security Holders -- The Corporation did not submit any matters for the shareholders' vote in the fourth quarter of 2001.

            PART II

ITEM 5.     Market for Registrant's Common Equity and Related Security Holder Matters...............Included herein
ITEM 6.     Selected Financial Data..............................................................................23
ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............23-41
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk........................................37-41
ITEM 8.     Financial Statements and Supplementary Data:
            Comerica Incorporated and Subsidiaries
                  Consolidated Balance Sheets....................................................................42
                  Consolidated Statements of Income..............................................................43
                  Consolidated Statements of Changes in Shareholders' Equity.....................................44
                  Consolidated Statements of Cash Flows..........................................................45
            Notes to Consolidated Financial Statements  ..................................................    46-67
            Report of Management.................................................................................68
            Report of Independent Auditors.......................................................................68

            Statistical Disclosure by Bank Holding Companies:
            Analysis of Net Interest Income - Fully Taxable Equivalent ..........................................25
            Rate-Volume Analysis - Fully Taxable Equivalent......................................................26
            Analysis of the Allowance for Credit Losses..........................................................28
            Analysis of Investment Securities and Loans..........................................................32
            Loan Maturities and Interest Rate Sensitivity........................................................33
            Allocation of the Allowance for Credit Losses........................................................33
            Mexican Cross-Border Risk............................................................................33
            Analysis of Investment Securities Portfolio - Fully Taxable Equivalent...............................34
            Summary of Nonperforming Assets and Past Due Loans...................................................36
            Schedule of Rate Sensitive Assets and Liabilities ...................................................38
            Remaining Expected Maturity of Risk Management Interest Rate Swaps ..................................39
            Deposits - Maturity Distribution of Domestic Certificates of Deposit of  $100,000 and Over...........50

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

            PART III

ITEM 10.    Directors and Executive Officers of the Registrant.............Information About Nominees and Incumbent




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

            Exhibits:

            Exhibit Document Number*

                  3.1(a)    Restated Certificate of Incorporation of Comerica
                            Incorporated, as amended(1)
                  3.1(b)    Certificate of Amendment to Restated Certificate of
                            Incorporation of Comerica Incorporated(2)
                  3.2       Amended and restated bylaws of Comerica Incorporated
                            (3)
                  4         Rights Agreement between Comerica Incorporated and
                            Comerica Bank(4)
                  10.1+     Comerica Incorporated Amended and Restated 1997
                            Long-Term Incentive Plan (restated 2001)
                  10.2+     Comerica Incorporated Amended and Restated
                            Management Incentive Plan (restated 2001)
                  10.3+     Comerica Incorporated Director Fee Deferral Plan(5)
                  10.4+     Benefit Equalization Plan for Employees of Comerica
                            Incorporated(5)
                  10.5+     Comerica Incorporated's Retirement Plan for
                            Non-Employee Directors(6)
                  10.6+     Manufacturers National Corporation's 1987 and 1989
                            Stock Option Plans for Key Employees(6)
                  10.7+     Manufacturers National Corporation's Executive
                            Incentive Plan(6)
                  10.8+     Manufacturers National Corporation's Key Employee
                            Retention Plan(6)
                  10.9+     Form of Employment Agreement (Exec. Off.)(7)
                  10.10+    Form of Director Indemnification Agreement between
                            Comerica Incorporated and its directors(4)
                  10.11+    Employment Continuation Agreement with Eugene A.
                            Miller(6)
                  10.12+    Employment Agreement with Ralph W. Babb, Jr. (8)
                  10.13+    Supplemental Pension and Retiree Medical Agreement
                            with Ralph W.

                            Babb, Jr.(9)
                  10.14+    Comerica Incorporated Deferred Compensation Plan,
                            1997 Amendment and Restatement(4)
                  10.17+    Form of Comerica Incorporated Senior Officer
                            Severance Plan between registrant and listed
                            officers, January 1, 1997(4)
                  10.18+    1999 Comerica Incorporated Deferred Compensation
                            Plan, January 1, 1999 (3)
                  10.19+    1999 Comerica Incorporated Deferred 3 Year ROE Award
                            Plan, January 1, 1999 (3)
                  10.20+    Amended and Restated Comerica Incorporated Stock
                            Option Plan For Non-Employee Directors, January 20,
                            2000 (3)
                  10.21+    Comerica Incorporated 1999 Discretionary Director
                            Fee Deferral Plan May 21, 1999 (3)
                  10.22+    Comerica Incorporated 1999 Common Stock Director Fee
                            Deferral Plan May 21, 1999 (3)
                  10.23+    1986 Imperial Bancorp Stock Option Plan (as amended)
                  11        Statement regarding Computation of Per Share
                            Earnings(10)
                  13        Incorporated Sections of Registrant's 2001 Annual
                            Report to Shareholders
                  21        Subsidiaries of Registrant
                  23(a)     Consent of Ernst & Young LLP
                  23(b)     Consent of KPMG LLP
                  99.1      Independent Auditors' Report of KPMG LLP

---------------------------------------

                  (1)  Filed as Exhibit 3.1 to Registrant's Annual Report on
                       Form 10-K for the year ended December 31, 1996, and
                       incorporated herein by reference.
                  (2)  Filed as Exhibit 3.1 to Registrant's Registrant Statement
                       on Form S-4, No. 333-51042.
                  (3)  Filed as the same exhibit number to Registrant's Annual
                       Report on Form 10-K for the year ended December 31, 1999,
                       and incorporated herein by reference.
                  (4)  Filed as Exhibit 4 to Registrant's Current Report on Form
                       8-K dated June 18, 1996, regarding the Registrant's
                       Rights Agreement with Comerica Bank, and incorporated
                       herein by reference.
                  (5)  Filed as the same exhibit number to Registrant's Annual
                       Report on Form 10-K for the year ended December 31, 1996,
                       and incorporated herein by reference.
                  (6)  Filed as the same exhibit number to the Registrant's
                       Annual Report on Form 10-K for the year ended December
                       31, 1992 and incorporated herein by reference.
                  (7)  Filed as Exhibit 10.9 to Registrant's Annual Report on
                       Form 10-K for the year ended December 31, 1997 --
                       Commission File Number 1-10706 and incorporated herein by
                       reference.
                  (8)  Filed as Exhibit 10.1 to Registrant's Form 10-Q for the
                       quarter ended June 30, 1998 and incorporated herein by
                       reference.
                  (9)  Filed as Exhibit 10.2 to Registrant's Form 10-Q for the
                       quarter ended June 30, 1998 and incorporated herein by
                       reference.
                  (10) Incorporated by reference from Note 13 on page 53 of
                       Registrant's 2001 Annual Report to Shareholders
                       attached hereto as Exhibit 13.
                  +    Management compensation plan.


(b) The Corporation did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Detroit, State of Michigan on the 26th day of March, 2002.

COMERICA INCORPORATED

/s/ Eugene A. Miller
-----------------------------------------------------
Eugene A. Miller
Chairman

/s/ Ralph W. Babb, Jr.
-----------------------------------------------------
Ralph W. Babb, Jr.
President and Chief Executive Officer
Chief Financial Officer

/s/ Marvin J. Elenbaas
-----------------------------------------------------
Marvin J. Elenbaas
Senior Vice President and Controller
(Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 26th day of March, 2002.

BY DIRECTORS

/s/ Ralph W. Babb, Jr.
-----------------------------------------------------
Ralph W. Babb, Jr.

/s/ Lillian Bauder
-----------------------------------------------------
Lillian Bauder

/s/ Joseph J. Buttigieg, III
-----------------------------------------------------
Joseph J. Buttigieg, III

/s/ James F. Cordes
-----------------------------------------------------
James F. Cordes

/s/ Peter D. Cummings
-----------------------------------------------------
Peter D. Cummings

/s/ J. Philip DiNapoli
-----------------------------------------------------
J. Philip DiNapoli

/s/ Anthony F. Earley, Jr.
-----------------------------------------------------
Anthony F. Earley, Jr.


/s/ Max M. Fisher
-----------------------------------------------------
Max M. Fisher


-----------------------------------------------------
Roger Fridholm

/s/ Todd W. Herrick
-----------------------------------------------------
Todd W. Herrick

/s/ David Baker Lewis
-----------------------------------------------------
David Baker Lewis

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

/s/ Gail L. Warden
-----------------------------------------------------
Gail L. Warden

/s/ Kenneth L. Way
-----------------------------------------------------
Kenneth L. Way

                                 Exhibit Index

Exhibit                 Exhibit
Number                  Description
------                  -----------

10.1 Comerica Incorporated Amended and Restated 1997 Long-Term Incentive Plan (restated 2001)

10.2 Comerica Incorporated Amended and Restated Management Incentive Plan (restated 2001)

10.23                   1986 Imperial Bancorp Stock Option Plan (as amended)

13 Incorporated Sections of Registrant's 2001 Annual Report to Shareholders

21                      Subsidiaries of Registrant

23(a)                   Consent of Ernst & Young LLP

23(b)                   Consent of KPMG LLP

99.1                    Independent Auditors' Report of KPMG LLP