Form 10-Q
period 2002-03-30
COMERICA INC /NEW/
filed 2002-05-14
CIK 28412

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended        March 31, 2002
                               ------------------------------

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

         $5 par value common stock:
             outstanding as of April 30, 2002: 176,219,000 shares

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                          March 31,      December 31,    March 31,
(in millions, except share data)            2002            2001           2001
                                         -----------     -----------    -----------
ASSETS
Cash and due from banks                  $     1,806     $     1,925    $     2,009

Short-term investments                           953           1,079          1,991

Investment securities available
  for sale                                     4,506           4,291          3,207

Commercial loans                              24,389          25,176         26,373
International loans                            3,016           3,015          2,654
Real estate construction loans                 3,266           3,258          2,974
Commercial mortgage loans                      6,626           6,267          5,570
Residential mortgage loans                       763             779            793
Consumer loans                                 1,485           1,484          1,472
Lease financing                                1,191           1,217          1,089
                                         -----------     -----------    -----------
    Total loans                               40,736          41,196         40,925
Less allowance for credit losses                (670)           (655)          (645)
                                         -----------     -----------    -----------
    Net loans                                 40,066          40,541         40,280

Premises and equipment                           353             353            360
Customers' liability on acceptances
  outstanding                                     23              29             27
Accrued income and other assets                2,500           2,514          2,396
                                         -----------     -----------    -----------
    TOTAL ASSETS                         $    50,207     $    50,732    $    50,270
                                         ===========     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits             $    12,585     $    12,596    $    11,531
Interest-bearing deposits                     24,876          24,974         25,255
                                         -----------     -----------    -----------
    Total deposits                            37,461          37,570         36,786

Short-term borrowings                            786           1,986            680
Acceptances outstanding                           23              29             27
Accrued expenses and other
  liabilities                                    887             837            820
Medium- and long-term debt                     6,261           5,503          7,289
                                         -----------     -----------    -----------
    Total liabilities                         45,418          45,925         45,602

Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
     3/31/01                                       -               -            250
Common stock - $5 par value:
  Authorized - 325,000,000 shares
  Issued - 178,749,198 shares at
     3/31/02 and 12/31/01 and
     178,337,648 shares at 3/31/01               894             894            892
Capital surplus                                  353             345            326
Unearned employee stock ownership
  plan - 131,954 shares at 12/31/01
  and 176,462 shares at 3/31/01                    -              (5)            (7)
Accumulated other comprehensive income           142             225            127
Retained earnings                              3,563           3,448          3,087
Deferred compensation                             (8)             (9)            (7)
Less cost of common stock in
  treasury - 2,759,361 shares at 3/31/02
  and 1,674,659 shares at 12/31/01              (155)            (91)             -
                                         -----------     -----------    -----------
    Total shareholders' equity                 4,789           4,807          4,668
                                         -----------     -----------    -----------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY               $    50,207     $    50,732    $    50,270
                                         ===========     ===========    ===========



                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

                                                          Three Months Ended
                                                       ------------------------
                                                       March 31,       March 31,
(in millions, except per share data)                     2002            2001
                                                       --------       ----------
INTEREST INCOME
Interest and fees on loans                             $    645        $    865
Interest on investment securities                            61              65
Interest on short-term investments                            6              10
                                                       --------        --------
    Total interest income                                   712             940

INTEREST EXPENSE
Interest on deposits                                        122             272
Interest on short-term borrowings                            11              39
Interest on medium- and long-term debt                       39             117
                                                       --------        --------
    Total interest expense                                  172             428
                                                       --------        --------
    Net interest income                                     540             512
Provision for credit losses                                  75              72
                                                       --------        --------
    Net interest income after provision
      for credit losses                                     465             440

NONINTEREST INCOME
Service charges on deposit accounts                          56              50
Fiduciary income                                             44              45
Commercial lending fees                                      13              14
Letter of credit fees                                        14              13
Brokerage fees                                               10              10
Investment advisory revenue, net                             10             (10)
Equity in earnings of unconsolidated subsidiaries             3             (53)
Warrant income                                                2               3
Securities gains/(losses)                                    (1)             24
Other noninterest income                                     46              74
                                                       --------        --------
    Total noninterest income                                197             170

NONINTEREST EXPENSES
Salaries and employee benefits                              197             207
Net occupancy expense                                        30              28
Equipment expense                                            16              20
Outside processing fee expense                               15              16
Customer services                                            11               9
Restructuring charge                                          -              94
Other noninterest expenses                                   67              76
                                                       --------        --------
    Total noninterest expenses                              336             450
                                                       --------        --------
Income before income taxes                                  326             160
Provision for income taxes                                  112              66
                                                       --------        --------
NET INCOME                                             $    214        $     94
                                                       ========        ========
Net income applicable to common stock                  $    214        $     89
                                                       ========        ========

Basic net income per common share                      $   1.22        $   0.50
Diluted net income per common share                    $   1.20        $   0.50

Cash dividends declared on common stock                $     84        $     79
Dividends per common share                             $   0.48        $   0.44


                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Comerica Incorporated and Subsidiaries


                                                                  Accumulated
                             Nonredeemable                           Other
(in millions, except           Preferred     Common     Capital  Comprehensive    Retained
  share data)                    Stock        Stock     Surplus      Income       Earnings
                               ---------    --------   --------     --------     ----------
BALANCE AT JANUARY 1, 2001      $    250    $    888   $    301     $     12     $    3,086
Net income                             -           -          -            -             94
Other comprehensive income,
  net of tax                           -           -          -          115              -

Total comprehensive income             -           -          -            -              -
Cash dividends declared:
  Preferred stock                      -           -          -            -             (4)
  Common stock                         -           -          -            -            (79)
Purchase of 45,000 shares
  of common stock                      -           -          -            -              -
Net issuance of common stock
  under employee stock plans           -           4         25            -            (10)
Amortization of deferred
  compensation                         -           -          -            -              -
                                --------    --------   --------     --------     ----------
BALANCE AT MARCH 31, 2001       $    250    $    892   $    326     $    127     $    3,087
                                ========    ========   ========     ========     ==========

BALANCE AT JANUARY 1, 2002      $      -    $    894   $    345     $    225     $    3,448
Net income                             -           -          -            -            214
Other comprehensive loss
  net of tax                           -           -          -          (83)             -

Total comprehensive income             -           -          -            -              -
Cash dividends declared
  on common stock                      -           -          -            -            (84)
Purchase of 1,643,700 shares
  of common stock                      -           -          -            -              -
Net issuance of common stock
  under employee stock plans           -           -          8            -            (15)
Amortization of deferred
  compensation                         -           -          -            -              -
                                --------    --------   --------     --------     ----------
BALANCE AT MARCH 31, 2002       $      -    $    894   $    353     $    142     $    3,563
                                ========    ========   ========     ========     ==========


                See notes to consolidated financial statements.

Comerica Incorporated and Subsidiaries

                                Unearned
                                Employee
                                  Stock                                   Total
(in millions, except            Ownership     Deferred    Treasury     Shareholders'
  share data)                  Plan Shares  Compensation    Stock         Equity
                               ----------   ------------  ---------     ----------
BALANCE AT JANUARY 1, 2001        $    (7)      $    (14)  $    (16)    $    4,500
Net income                              -              -          -             94
Other comprehensive income,
  net of tax                            -              -          -            115
                                                                        ----------
Total comprehensive income              -              -          -            209
Cash dividends declared:
  Preferred stock                       -              -          -             (4)
  Common stock                          -              -          -            (79)
Purchase of 45,000 shares
  of common stock                       -              -         (3)            (3)
Net issuance of common stock
  under employee stock plans            -             (4)        19             34
Amortization of deferred
  compensation                          -             11          -             11
                                  -------       --------   --------     ----------
BALANCE AT MARCH 31, 2001         $    (7)      $     (7)  $      -     $    4,668
                                  =======       ========   ========     ==========

BALANCE AT JANUARY 1, 2002        $    (5)      $     (9)  $    (91)    $    4,807
Net income                              -              -          -            214
Other comprehensive loss,
  net of tax                            -              -          -            (83)
                                                                        ----------
Total comprehensive income              -              -          -            131
Cash dividends declared
  on common stock                       -              -          -            (84)
Purchase of 1,643,700 shares
  of common stock                       -              -        (95)           (95)
Net issuance of common stock
  under employee stock plans            5              -         31             29
Amortization of deferred
  compensation                          -              1          -              1
                                  -------        -------   --------     ----------
BALANCE AT MARCH 31, 2002         $     -        $    (8)  $   (155)    $    4,789
                                  =======        =======   ========     ==========



                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                            ---------------------------------
(in millions)                                                                   2002                 2001
                                                                            ------------         ------------
OPERATING ACTIVITIES:
    Net income                                                              $        214         $         94
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for credit losses                                                   75                   72
        Depreciation                                                                  14                   17
        Net amortization of intangibles                                                1                    9
        Merger-related and restructuring charges                                       6                   60
        Increase in cash value of company-owned life
            insurance                                                                 (8)                  (8)
        (Gain)/loss on investment securities available
            for sale                                                                   1                  (24)
        Net increase in trading account securities                                   (24)                 (21)
        Net decrease in assets held for sale                                          40                   44
        Net decrease in accrued
           income receivable                                                           6                   38
        Net decrease in accrued expenses                                             (15)                 (34)
        Other, net                                                                    78                   11
                                                                            ------------         ------------
           Total adjustments                                                         174                  164
                                                                            ------------         ------------
                Net cash provided by
                   operating activities                                              388                  258

INVESTING ACTIVITIES:
 Net decrease (increase)in interest-bearing
  deposits with banks                                                                 23                  (25)
 Net decrease (increase) in federal funds
  sold and securities purchased under agreements
  to resell                                                                           87                 (259)
 Proceeds from sale of investment securities
  available for sale                                                                 149                1,543
 Proceeds from maturity of investment
  securities available for sale                                                      478                  386
 Purchases of investment securities
  available for sale                                                                (833)              (1,320)
 Net decrease (increase) in loans                                                    396                 (804)
 Fixed assets, net                                                                   (14)                 (13)
 Purchase of company-owned life insurance                                             (8)                (107)
 Net decrease in customers' liability on
    acceptances outstanding                                                            6                    -
                                                                            ------------         ------------
                Net cash provided by (used in)
                   investing activities                                              284                 (599)

FINANCING ACTIVITIES:
 Net (decrease) increase in deposits                                                (111)               2,918
 Net decrease in short-term borrowings                                            (1,200)              (1,413)
 Net decrease in acceptances outstanding                                              (6)                   -
 Proceeds from issuance of medium- and
   long-term debt                                                                    866                  125
 Repayments and purchases of medium- and
   long-term debt                                                                   (196)              (1,175)
 Proceeds from issuance of common stock
   and other capital transactions                                                     29                   34
 Purchase of common stock                                                            (95)                  (3)
 Dividends paid                                                                      (78)                 (67)
                                                                            ------------         ------------
           Net cash (used in) provided by
             financing activities                                                   (791)                 419
                                                                            ------------         ------------
Net (decrease) increase in cash and due from banks                                  (119)                  78
Cash and due from banks at beginning of period                                     1,925                1,931
                                                                            ------------         ------------
Cash and due from banks at end of period                                    $      1,806         $      2,009
                                                                            ============         ============
Interest paid                                                               $        182         $        462
                                                                            ============         ============
Income taxes paid                                                           $          -         $          2
                                                                            ============         ============
Noncash investing and financing activities:
  Loans transferred to other real estate                                    $          3         $          1
                                                                            ============         ============


                See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries



Note 1 - Basis of Presentation and Accounting Policies

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Comerica Incorporated and Subsidiaries (the "Corporation") on Form 10-K for the year ended December 31, 2001.

         The Corporation uses derivative financial instruments, including foreign exchange contracts, to manage the Corporation's exposure to interest rate and foreign currency risks. All derivative instruments are carried at fair value as either assets or liabilities on the balance sheet. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Corporation designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For further information, refer to the Note 1
- Basis of Presentation and Accounting Policies (continued) Accounting Policies footnote in the Corporation's 2001 annual report.

         The Corporation adopted Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests. Other intangible assets that do not have an indefinite life continue to be amortized over their useful lives. For further information on the adoption of SFAS No. 142, see Note 4.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 2 - Investment Securities

         At March 31, 2002, investment securities having a carrying value of $2.0 billion were pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $97 million.

Note 3 - Allowance for Credit Losses

         The following analyzes the changes in the allowance for credit losses included in the consolidated balance sheets:

                                                       Three Months Ended
                                                             March 31
                                                     -----------------------
(in millions)                                          2002           2001
                                                     --------       --------
Balance at beginning of period                       $    655       $    608
Charge-offs                                               (69)           (45)
Recoveries                                                  9             10
                                                     --------       --------
  Net charge-offs                                         (60)           (35)
Provision for credit losses                                75             72
                                                     --------       --------
Balance at end of period                             $    670       $    645
                                                     ========       ========

         The provision for credit losses in 2001 included a $25 million merger-related charge to conform the credit policies of Imperial Bancorp (Imperial), a $7 billion bank holding company acquired January 29, 2001, with Comerica.

          Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreements. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans include $9 million of loans which were formerly on nonaccrual status, but were restructured and met the requirements to be restored to an accrual basis. These restructured loans are performing in accordance with their modified terms, but, in accordance with impaired loan disclosures, must continue to be disclosed as impaired for the remainder of the calendar year of the restructuring.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 3 - Allowance For Credit Losses (continued)

Impaired loans averaged $655 million for the quarter ended March 31, 2002, compared to $406 million for the comparable period last year. The following presents information about the period-end balances of impaired loans:

(in millions)                                                March 31, 2002    December 31, 2001
                                                             --------------    -----------------
Total period-end impaired loans                                   $659                $674
Less: Loans returned to accrual status
     during the period                                               9                  62
                                                                  ----                ----
Total period-end nonaccrual business loans                        $650                $612

Impaired loans requiring an allowance                             $627                $562

Impairment allowance                                              $189                $228

         Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

Note 4 - Goodwill and Other Intangible Assets - Adoption of SFAS No. 142

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The Corporation adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests. Other intangible assets that do not have an indefinite life continue to be amortized over their useful lives. The Corporation performed the first required impairment test of goodwill and indefinite-lived intangible assets as of January 1, 2002. Based on this test, the Corporation was not required to record a transition adjustment upon adoption.

                                                                    Three Months Ended
                                                                         March 31
                                                                  -----------------------
(in millions,                                                        2002         2001
 except per share amounts)                                        ----------   ----------
Reported net income                                                    $ 214        $  94
Add back: Goodwill amortization, net of tax                                -            7
                                                                  ----------   ----------
Adjusted net income                                                    $ 214        $ 101
                                                                  ==========   ==========

Basic earnings per share
      Reported net income                                              $1.22        $0.50
      Goodwill amortization                                                -         0.04
                                                                  ----------   ----------
      Adjusted net income                                              $1.22        $0.54
                                                                  ==========   ==========

Diluted earnings per share
      Reported net income                                              $1.20        $0.50
      Goodwill amortization                                                -         0.04
                                                                  ----------   ----------
      Adjusted net income                                              $1.20        $0.54
                                                                  ==========   ==========

The carrying amount of goodwill at March 31, 2002 was $333 million and was allocated to the Corporation's business segments as follows:

(in millions)
Business Bank    $ 90
Individual Bank    54
Investment Bank   189
                 ----
Total            $333
                 ====

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 4 - Goodwill and Other Intangible Assets - Adoption of SFAS No. 142 (continued)

         There were no changes in the carrying amount of goodwill during the quarter ended March 31, 2002.

Note 5 - Acquired Intangible Assets

(in millions)                   March 31, 2002         December 31, 2001        March 31, 2001
                            ----------------------  ----------------------  ----------------------
Amortized Intangible         Gross                   Gross                    Gross
Assets                      Carrying  Accumulated   Carrying  Accumulated   Carrying  Accumulated
                             Amount   Amortization   Amount   Amortization   Amount   Amortization
                            ----------------------  ----------------------  ----------------------
Core deposit intangibles       $  27         $  23     $  27         $  22     $  27         $  20
Other                              6             5         6             5         6             5
                               -------------------     -------------------     -------------------
          Total                $  33         $  28     $  33         $  27     $  33         $  25
                               ===================     ===================     ===================

Aggregate amortization expense for the:
         Quarter ended March 31, 2002                       $   1
                                                            =====
         Year ended December 31, 2001                       $   3
                                                            =====
         Quarter ended March 31, 2001                       $   1
                                                            =====


Estimated amortization expense for the:
         Year ended December 31, 2002                       $   3
         Year ended December 31, 2003                           2
         Year ended December 31, 2004                           1
         Year ended December 31, 2005                           -
         Year ended December 31, 2006                           -

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries



Note 6 - Medium- and Long-term Debt

         Medium- and long-term debt consisted of the following at March 31, 2002 and December 31, 2001:

(dollar amounts in millions)                                    March 31, 2002           December 31, 2001
                                                                --------------           -----------------
Parent Company
7.25% subordinated notes due 2007                                       $  162                      $  157

Subsidiaries
Subordinated notes:
7.25% subordinated notes due 2007                                          212                         216
8.375% subordinated notes due 2024                                         180                         187
7.25% subordinated notes due 2002                                          154                         155
6.875% subordinated notes due 2008                                         106                         108
7.125% subordinated notes due 2013                                         160                         168
7.875% subordinated notes due 2026                                         177                         179
6.00% subordinated notes due 2008                                          254                         256
7.65% subordinated notes due 2010                                          265                         268
8.50% subordinated notes due 2009                                          100                         102
                                                                        ------                      ------
       Total subordinated notes                                          1,608                       1,639

Medium-term notes:
Floating rate based on LIBOR indices                                     3,134                       2,356

Variable rate secured debt financings
  due 2007                                                                 961                         956
9.98% trust preferred securities due 2026                                   56                          56
7.60% trust preferred securities due 2050                                  340                         339
                                                                        ------                      ------
       Total subsidiaries                                                6,099                       5,346
                                                                        ------                      ------
       Total medium- and long-term debt                                 $6,261                      $5,503
                                                                        ======                      ======

The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged by risk management interest rate swaps that qualify as fair value hedges.

Note 7 - Income Taxes

         The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the financial statements after deducting non-taxable items, principally income on company-owned life insurance and interest income on state and municipal securities. State and foreign taxes are then added to the federal provision. The effective tax rate for the three months ended March 31, 2001 was affected by adjustments to Imperial Bancorp's tax liabilities at merger date, partially offset by a $7 million tax benefit related to the Imperial Bancorp acquisition that was recognizable immediately, but only after Imperial became part of Comerica.

Note 8 - Accumulated Other Comprehensive Income

         Other comprehensive income includes the change in net unrealized gains and losses on investment securities available for sale, the change in the accumulated foreign currency translation adjustment, the change in accumulated gains and losses on cash flow hedges and the change in accumulated minimum pension liability. The Consolidated Statements of Changes in Shareholders' Equity includes only combined, net of tax, other comprehensive income. The following presents reconciliations of the components of accumulated other comprehensive income for the three months ended March 31, 2002 and 2001. Total comprehensive income for the three months ended March 31, 2002 and 2001, totaled $131 million and $209 million, respectively.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 8 - Accumulated Other Comprehensive Income (continued)

                                                                                 Three Months Ended
                                                                                      March 31
                                                                                --------------------
(in millions)                                                                     2002        2001
                                                                                --------    --------
Net unrealized gains/(losses) on investment
  securities available for sale:
  Balance at beginning of period                                                    $ 16        $  8
    Net unrealized holding gains/(losses)
      arising during the period                                                        1          14
    Less:  Reclassification adjustment for
      gains/(losses) included in net income                                           (1)         24
                                                                                    ----        ----
    Change in net unrealized gains/(losses)
      before income taxes                                                              2         (10)
    Less:  Provision for income taxes                                                  1          (4)
                                                                                    ----        ----
    Change in net unrealized gains/(losses)
      on investment securities available
      for sale, net of tax                                                             1          (6)
                                                                                    ----        ----
  Balance at end of period                                                          $ 17        $  2
                                                                                    ----        ----
Accumulated foreign currency translation adjustment:
  Balance at beginning of period                                                    $  -        $  4
    Net translation gains/(losses) arising
      during the period                                                                -          (5)
    Less:  Reclassification adjustment for
      gains/(losses) included in net income                                            -           -
                                                                                    ----        ----
    Change in translation adjustment before
      income taxes                                                                     -          (5)
    Less:  Provision for income taxes                                                  -           -
                                                                                    ----        ----
    Change in foreign currency translation
      adjustment, net of tax                                                           -          (5)
                                                                                    ----        ----
  Balance at end of period                                                          $  -        $ (1)
                                                                                    ----        ----

Accumulated net gains/(losses) on cash flow hedges:
  Balance at beginning of period                                                    $210        $  -
    Transition adjustment upon adoption
      of accounting standard                                                           -          65
    Net cash flow hedge gains/(losses)
      arising during the period                                                      (12)        133
    Less: Reclassification adjustment for
      gains/(losses) included in net income                                          102           3
                                                                                    ----        ----
    Change in cash flow hedges before
      income taxes                                                                  (114)        195
    Less:  Provision for income taxes                                                (40)         69
                                                                                    ----        ----
    Change in cash flow hedges, net of tax                                           (74)        126
                                                                                    ----        ----
  Balance at end of period                                                          $136        $126
                                                                                    ----        ----

Accumulated minimum pension liability adjustment:
  Balance at beginning of period                                                    $  -        $  -
    Minimum pension liability adjustment
      arising during the period                                                      (17)          -
                                                                                    ----
    Minimum pension liability before taxes                                           (17)          -
    Less:  Provision for income taxes                                                 (6)          -
                                                                                    ----        ----
    Change in minimum pension liability,
         net of tax                                                                  (11)          -
                                                                                    ----        ----
  Balance at end of period                                                          $(11)       $  -
                                                                                    ----        ----

Accumulated other comprehensive income,
  net of taxes, at end of period                                                    $142        $127
                                                                                    ====        ====

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 9 - Merger-Related and Restructuring Charges

         The Corporation recorded merger-related and restructuring charges of $173 million in 2001 related to the acquisition of Imperial Bancorp, of which $25 million was recorded in the provision for credit losses. The remaining $148 million of charges were recorded in noninterest expenses. The Corporation also recorded a 2001 restructuring charge of $4 million related to its subsidiary, Official Payments Corporation (OPAY). The OPAY restructuring charge was recorded net of the portion of the charge attributable to the minority shareholders in OPAY.

2001 Imperial Bancorp Restructuring

         Employee termination costs included the cost of severance, outplacement and other benefits associated with the involuntary termination of employees, primarily senior management and employees in corporate support and data processing functions. A total of 352 employees were terminated in 2001 as part of the restructuring plan. Other employee-related costs included cash payments related to change in control provisions in employment contracts and retention bonuses. The charge related to conforming policies represented costs associated with conforming the credit and accounting policies of Imperial with those of the Corporation. The Corporation also incurred facilities and operations charges associated with closing excess facilities and replacing signage. Other merger-related restructuring costs were primarily comprised of investment banking, accounting, consulting and legal fees. The Imperial restructuring is expected to result in a decrease in the Corporation's annual operating expenses of $60 million, beginning in 2002.

2001 OPAY Restructuring

         The OPAY restructuring charge included employee termination costs of $1 million which covered the cost of severance, outplacement and other benefits

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 9 - Merger-Related and Restructuring Charges (continued)

associated with the involuntary termination of employees, primarily in corporate support and product development areas. A total of 44 employees are expected to be severed as part of the restructuring plan, 33 of which occurred during 2001 with the remainder expected to be severed in the second quarter of 2002. The remainder of the charge was for facilities and operations charges of $3 million associated with asset write-downs and lease terminations for excess facilities and equipment disposed of as part of the restructuring effort. The OPAY restructuring is expected to result in a decrease in OPAY's annual operating expenses of $9 million, beginning in 2002.

         The remaining liability related to the Imperial and OPAY charges is shown in the table below. No additional Imperial or OPAY related restructuring charges are expected.

Restructuring Reserve Analysis

(in millions)                  Imperial      OPAY     Total
                               --------    -------   -------
Balance at December 31, 2001   $      8    $     2   $    10
Cash outlays                         (4)         -        (4)
                               --------    -------   -------
Balance at March 31, 2002      $      4    $     2   $     6
                               ========    =======   =======

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 10 - Derivatives and Foreign Exchange Contracts

                                        March 31, 2002               December 31, 2001
                               ------------------------------  ------------------------------
                               Notional/                       Notional/
                               Contract   Unrealized    Fair   Contract   Unrealized    Fair
                                Amount   Gains  Losses  Value   Amount   Gains  Losses  Value
(in millions)                    (1)      (2)    (2)     (3)     (1)      (2)    (2)     (3)
                               ------------------------------  ------------------------------
RISK MANAGEMENT
Interest rate contracts:
  Swaps                        $13,616   $398  $ (11)  $ 387   $14,497   $573  $  (2)   $ 571
Foreign exchange contracts:
  Spot, forward and options        430      7     (2)      5       535     10     (4)       6
  Swaps                            331      3    (19)    (16)      285      2    (17)     (15)
                               -------   ----  -----   -----   -------   ----  -----    -----
  Total foreign exchange
    contracts                      761     10    (21)    (11)      820     12    (21)      (9)
                               -------   ----  -----   -----   -------   ----  -----    -----
   Total risk management        14,377    408    (32)    376    15,317    585    (23)     562

CUSTOMER-INITIATED AND OTHER
Interest rate contracts:
  Caps and floors written          354      -     (3)     (3)      365      -     (4)      (4)
  Caps and floors purchased        340      3      -       3       352      4      -        4
  Swaps                          1,051     11    (10)      1       981     14    (13)       1
                               -------   ----  -----   -----   -------   ----  -----    -----
  Total interest rate
    contracts                    1,745     14    (13)      1     1,698     18    (17)       1
                               -------   ----  -----   -----   -------   ----  -----    -----

Foreign exchange contracts:
  Spot, forward and options      2,137     31    (25)      6     2,323     35    (29)       6
  Swaps                            318      1     (1)      -       366      2     (1)       1
                               -------   ----  -----   -----   -------   ----  -----    -----
  Total foreign exchange
    contracts                    2,455     32    (26)      6     2,689     37    (30)       7
                               -------   ----  -----   -----   -------   ----  -----    -----
   Total customer-initiated
     and other                   4,200     46    (39)      7     4,387     55    (47)       8
                               -------   ----  -----   -----   -------   ----  -----    -----
    Total derivatives and
    foreign exchange contracts $18,577   $454  $ (71)  $ 383   $19,704   $640  $ (70)   $ 570
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

(3) The fair values of derivatives and foreign exchange contracts generally represent the estimated amounts the Corporation would receive or pay to terminate or otherwise settle the contracts at the balance sheet date. The fair values of all derivatives and foreign exchange contracts are reflected in the consolidated balance sheets.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries



Note 10 - Derivatives and Foreign Exchange Contracts (continued)

Risk Management

         Fluctuations in net interest income due to interest rate risk result from the composition of assets and liabilities and the mismatches in the timing of the repricing of these assets and liabilities. In addition, external factors such as interest rates, and the dynamics of yield curve and spread relationships can affect net interest income. Comerica utilizes simulation analyses to project the sensitivity of the Corporation's net interest income to changes in interest rates. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs cash instruments, such as investment securities, as well as derivative financial instruments and foreign exchange contracts, to manage exposure to these and other risks, including liquidity risk.

         As an end-user, the Corporation accesses the interest rate markets to obtain derivative instruments for use principally in connection with asset and liability management activities. As part of a fair value hedging strategy, the Corporation has entered into interest rate swap agreements for interest rate risk management purposes. The interest rate swap agreements effectively modify the Corporation's exposure to interest rate risk by converting fixed-rate deposits and debt to a floating rate. These agreements involve the receipt of fixed rate of interest amounts in exchange for floating rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. For instruments that support a fair value hedging strategy, no ineffectiveness was required to be recorded in the statement of income.

         As part of a cash flow hedging strategy, the Corporation entered into predominantly 3-year interest rate swap agreements that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the next 3 years. Approximately 26 percent ($11 billion) of the Corporation's outstanding loans were designated as the hedged items to interest rate swap agreements at March 31, 2002. During the quarter ended March 31, 2002, interest rate swap agreements designated as cash flow hedges increased interest and fees on loans by $101 million compared to $3 million for the quarter ended March 31, 2001. The ineffectiveness associated with these hedging instruments was not significant to the Corporation's statement of income in the first quarter of

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 10 - Derivatives and Foreign Exchange Contracts (continued)

2002. If interest rates and interest curves remain at their current levels, the Corporation expects to reclassify $178 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with the existing and forecasted floating-rate loans.

         Management believes these strategies achieve an optimal relationship between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although there can be no assurance that such strategies will be successful.

         The Corporation also uses various other types of financial instruments to mitigate interest rate and foreign currency risks associated with specific assets or liabilities, which are reflected in the table above. Such instruments include interest rate caps and floors, foreign exchange forward contracts, and foreign exchange cross-currency swaps.

         The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes. The table also indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of March 31, 2002. The swaps are grouped by the assets or liabilities to which they have been designated.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries


Note 10 - Derivatives and Foreign Exchange Contracts (continued)

------------------------------------------------------------------------------------------------------------------------------------
Remaining Expected Maturity of Risk Management Interest Rate Swaps as of March 31, 2002:
(dollar amounts                                                                                       2007-                 Dec. 31,
 in millions)                      2002         2003         2004           2005         2006         2026       Total        2001
------------------------------------------------------------------------------------------------------------------------------------
VARIABLE RATE ASSET
DESIGNATION:
  Generic receive
  fixed swaps                    $1,991       $4,750       $2,000         $1,300        $ 500       $     -    $10,541      $11,069

  Weighted average: (1)
    Receive rate                   7.82%        8.31%        7.57%          7.66%        5.83%            -%      7.60%        7.68%
    Pay rate                       4.21%        3.79%        4.75%          4.75%        1.79%            -%      3.99%        4.07%

FIXED RATE ASSET
DESIGNATION:
  Pay fixed swaps
    Generic                      $    7       $    -       $    -         $    -        $   -       $     -    $     7      $    34
    Amortizing                        1            -            -              -            -             -          1            1

  Weighted average: (2)
    Receive rate                   3.47%           -%           -%             -%           -%            -%      3.47%        2.22%
    Pay rate                       2.81%           -%           -%             -%           -%            -%      2.81%        2.56%

FIXED RATE DEPOSIT
DESIGNATION:
  Generic receive
  fixed swaps                    $  777       $  640       $    -         $    -        $   -       $     -    $ 1,417      $ 1,743

  Weighted average: (1)
    Receive rate                   4.35%        2.72%           -%             -%           -%            -%      3.61%        4.87%
    Pay rate                       1.90%        2.11%           -%             -%           -%            -%      1.99%        2.00%

MEDIUM- AND LONG-TERM
DEBT DESIGNATION:
  Generic receive
  fixed swaps                    $  150       $    -       $    -         $  250        $   -       $ 1,250    $ 1,650      $ 1,650

  Weighted average: (1)
    Receive rate                   7.22%           -%           -%          7.04%           -%         6.73%      6.82%        6.82%
    Pay rate                       2.37%           -%           -%          1.90%           -%         2.12%      2.11%        2.66%

Total notional amount            $2,926       $5,390       $2,000         $1,550        $ 500       $ 1,250    $13,616      $14,497
------------------------------------------------------------------------------------------------------------------------------------

(1) Variable rates paid on receive fixed swaps are based on one-month and three-month LIBOR or one-month Canadian Dollar Offered Rate (CDOR) rates in effect at March 31, 2002. Variable rates received on pay fixed swaps are based on prime at March 31, 2002.
(2) Variable rate received is based on one-month CDOR rates in effect at March 31, 2002.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries



Note 10 - Derivatives and Foreign Exchange Contracts (continued)

         Commitments to purchase and sell investment securities for the Corporation's trading account and available for sale portfolio totaled $16 million and $15 million, respectively, at March 31, 2002, and $11 million and $10 million, respectively, at December 31, 2001. Outstanding commitments expose the Corporation to both credit and market risk.

Customer-Initiated and Other

         The Corporation earns additional income by executing various derivative transactions, primarily foreign exchange contracts and interest rate contracts, at the request of customers. Market risk inherent in customer-initiated contracts is often mitigated by taking offsetting positions. The Corporation generally does not speculate in derivative financial instruments for the purpose of profiting in the short-term from favorable movements in market rates. Average fair values and income from customer-initiated and other foreign exchange contracts and interest rate contracts were not material for the three-month periods ended March 31, 2002 and 2001 and for the year ended December 31, 2001.

Derivative and Foreign Exchange Activity

         The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts for the three months ended March 31, 2002.

                                                         Customer-Initiated
                                   Risk Management           and Other
                                ---------------------  ----------------------
                                 Interest    Foreign   Interest      Foreign
                                   Rate      Exchange    Rate        Exchange
(in millions)                   Contracts   Contracts  Contracts    Contracts
                                ---------   ---------  ---------    ---------
Balances at December 31, 2001    $14,497     $   820    $ 1,698     $  2,689
Additions                          1,075       5,149        186       12,988
Maturities/amortizations          (1,956)     (5,208)      (139)     (13,222)
                                 -------     -------    -------     --------

Balances at March 31, 2002       $13,616     $   761    $ 1,745     $  2,455
                                 =======     =======    =======     ========

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 10 - Derivative and Foreign Exchange Contracts (continued)

         Additional information regarding the nature, terms and associated risks of the above derivatives and foreign exchange contracts, can be found in the Corporation's 2001 annual report on page 40 and in Notes 1 and 20 to the consolidated financial statements.

Note 11 - Business Segment Information

         The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. Lines of business results are produced by the Corporation's internal management accounting system. This system measures financial results based on the internal organizational structure of the Corporation; information presented is not necessarily comparable with any other financial institution. Lines of business/segment financial results for the three months ended March 31, 2002 and 2001 are presented below.

Notes to Consolidated Financial Statements
Comerica Incorporated and Subsidiaries

Note 11 - Business Segment Information (continued)

Three Months Ended March 31,

(dollar amounts in          Business         Individual         Investment
 millions)                    Bank              Bank               Bank*
----------------------------------------------------------------------------
                          2002     2001      2002    2001      2002     2001**
----------------------------------------------------------------------------
Average assets         $34,774  $35,545   $ 8,335  $7,769   $   306  $   455
Total revenues (FTE)       442      403       260     264        46      (36)
Net income (loss)          130      122        69      69        (1)     (56)

Return on average
  assets                  1.50%    1.37%     1.41%   1.45%    (1.00)% (45.27)%
Return on average
  common equity          17.00%   19.33%    28.35%  30.59%    (1.59)% (75.65)%
                             Finance             Other             Total
----------------------------------------------------------------------------
                          2002     2001      2002    2001      2002     2001
----------------------------------------------------------------------------
Average assets         $ 4,612  $ 4,122   $ 1,848  $1,440   $49,875  $49,331
Total revenues (FTE)       (12)      50         1       2       737      683
Net income (loss)           (9)      29        25     (70)      214       94

Return on average
  assets                 (0.20)%   0.72%      N/M     N/M      1.72%    0.76%
Return on average
  common equity          (3.93)%  19.53%      N/M     N/M     17.84%    8.11%

     N/M - Not Meaningful

* Net income was reduced by charges for fees internally transferred to other lines of business for referrals to the Investment Bank. If excluded, Investment Bank net income/(loss) would have been $2 million and ($53) million, and return on average common equity would have been 4.48% and (71.52)%, in 2002 and 2001, respectively.

** Net income in 2001 was reduced by a $26 million pre-tax deferred distribution costs impairment charge and a $53 million pre-tax charge related to long-term incentive plans at an unconsolidated subsidiary. Excluding these charges, Investment Bank total revenues (FTE) and net loss in 2001 would have been $47 million and ($5) million, respectively, while return on average assets and return on common equity would have been (4.14)% and (6.91)%, respectively.

     For a description of the business activities of each line of business and the methodologies, which form the basis for these results, refer to Note 24 to the consolidated financial statements in the Corporation's 2001 annual report.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

         Net income for the quarter ended March 31, 2002 was $214 million, up $120 million, or 129 percent, from $94 million reported for the first quarter of 2001. Quarterly diluted net income per share increased to $1.20 from $0.50 a year ago. Return on average common shareholders' equity was 17.84 percent and return on average assets was 1.72 percent, compared to 8.11 percent and 0.76 percent, respectively, for the comparable quarter last year. Excluding restructuring charges in the first quarter of 2001, net income was $189 million, or $1.02 per share. Return on average common equity and return on average assets for the quarter ended March 31, 2001, excluding restructuring charges, were
16.74 percent and 1.53 percent, respectively.

Net Interest Income

         The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended March 31, 2002. On a FTE basis, net interest income was $541 million for the three months ended March 31, 2002, an increase of $28 million, or five percent, from the comparable quarter in 2001. Average earnings assets increased less than one percent when compared to the first quarter of last year, while the net interest margin expanded to 4.77 percent for the three months ended March 31, 2002, from 4.55 percent for the comparable three months of 2001. The margin increase reflects a favorable interest rate environment and the impact of the Corporation's interest rate risk management efforts. Also contributing to the increase in margin was strong growth in average noninterest-bearing deposits, up 16 percent over last year's first quarter. This growth was primarily the result of increased Title and Escrow deposits in the California-based Financial Services business.

         Interest rate swaps permit management to manage the sensitivity of net interest income to fluctuations in interest rates in a manner similar to investment securities, but without significant impact to capital or liquidity. In addition to using interest rate swaps and other instruments to manage exposure to interest rate risk, management attempts to evaluate the effect of movements in interest rates on net interest income. The primary tool used by the Corporation in determining its exposure to interest rate risk is net interest income simulation analysis. The net interest income simulation analysis performed at the end of the quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at March 31, 2002 for a 200 basis point decline in short-term interest rates identified approximately $96 million, or four percent, of forecasted net interest income at risk over the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income would be enhanced by approximately $19 million, or one percent.

         Secondarily, the Corporation utilizes a traditional interest sensitivity gap measure and economic value of equity analysis to help identify interest rate risk exposure. At March 31, 2002, all three measures of interest rate risk were within established corporate policy guidelines.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)

                                                      Three Months Ended
---------------------------------------------------------------------------------------------
                                        March 31, 2002                  March 31, 2001
                                 ----------------------------    ----------------------------
(dollar amounts                  Average              Average    Average              Average
 in millions)                    Balance   Interest     Rate     Balance   Interest     Rate
                                 -------   --------   -------    -------   --------   ------
Loans                            $41,241       $646      6.35%   $41,100       $866      8.54%
Investment securities (1)          4,199         61      5.88      3,881         65      6.74
Short-term investments               461          6      5.62        634         10      6.74
---------------------------------------------------------------------------------------------
   Total earning assets           45,901        713      6.30     45,615        941      8.36

Interest-bearing deposits         25,149        122      1.97     24,167        272      4.56
Short-term borrowings              2,511         11      1.86      2,573         39      6.21
Medium- and long-term debt         5,723         39      2.74      7,729        117      6.13
---------------------------------------------------------------------------------------------
   Total interest-bearing
     sources                     $33,383        172      2.10    $34,469        428      5.04
                                               --------------                  --------------
Net interest income/
  rate spread (FTE)                            $541      4.20                  $513      3.32
                                               ====                            ====

FTE adjustment                                 $  1                            $  1
                                               ====                            ====
Impact of net interest-free
  sources of funds                                       0.57                            1.23
---------------------------------------------------------------------------------------------
Net interest margin as a percent of
  average earning assets (FTE)                           4.77%                           4.55%
=============================================================================================

(1) The average rate for investment securities was computed using average historical cost.

                                                  Three Months Ended
                                             March 31, 2002/March 31, 2001
                                        --------------------------------------
                                         Increase      Increase
                                        (Decrease)    (Decrease)       Net
                                          Due to        Due to       Increase
(in millions)                              Rate         Volume*     (Decrease)
                                        ----------    ----------    ----------
Loans                                     $(219)         $ (1)        $(220)
Investment securities                        (9)            5            (4)
Short-term investments                       (4)            -            (4)
---------------------------------------------------------------------------
   Total earning assets                    (232)            4          (228)

Interest-bearing deposits                  (150)            -          (150)
Short-term borrowings                       (28)            -           (28)
Medium- and long-term debt                  (65)          (13)          (78)
---------------------------------------------------------------------------
   Total interest-bearing sources          (243)          (13)         (256)
---------------------------------------------------------------------------
Net interest income/rate spread (FTE)   $    11          $ 17         $  28
                                        ===================================

* Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

         The provision for credit losses was $75 million for the first quarter of 2002, compared to $72 million for the same period in 2001. The Corporation establishes this provision to maintain an adequate allowance for credit losses, which is discussed in the section entitled "Allowance for Credit Losses and Nonperforming Assets." Included in the first quarter 2001 provision for credit losses is a $25 million merger-related charge to conform the credit policies of Imperial with Comerica.

Noninterest Income

         Noninterest income was $197 million for the three months ended March 31, 2002, an increase of $27 million, or 16 percent, over the same period in 2001. Noninterest income in the first quarter of 2001 included an $11 million gain associated with the purchase and subsequent sale of interest rate derivative contracts and $24 million in gains on securities sales, and was reduced by a $26 million deferred distribution costs impairment charge and a one-time $57 million charge related to long-term incentive plans at an unconsolidated subsidiary. Excluding the effects of the large unusual items noted above, gains and losses on securities, warrant income and divestitures, noninterest income decreased $15 million, or seven percent over the same period last year. Non-investment market-related fees, consisting of service charges, commercial lending fees and letters of credit fees increased $6 million, or eight percent, on a combined basis when compared with the first quarter of 2001. Investment advisory revenue from the Corporation's Munder Capital Management subsidiary decreased $6 million from the comparable quarter last year, excluding the $26 million deferred distribution costs impairment charge in the first quarter of 2001. This decrease was primarily due to the decline in the market values of technology-related stocks from the first quarter of last year.

         The Corporation's deferred distribution cost asset was $31 million at March 31, 2002. Given net asset values at March 31, 2002, it would take a decline of approximately 27 percent in the assets under management at Munder associated with those costs to trigger further impairment, which at that level would be approximately $4 million.

Noninterest Expenses

         Noninterest expenses were $336 million for the quarter ended March 31, 2002, a decrease of $114 million, or 25 percent, from the comparable quarter in 2001. Noninterest expenses in the first quarter of 2001 included goodwill amortization of $8 million. Goodwill amortization was discontinued January 1, 2002, as a result of new accounting rules. Also affecting the first quarter of 2001 were merger-related and restructuring charges related to the Imperial Bancorp acquisition of $94 million and $5 million of minority interest income that resulted from recording the minority interest holders' share of the long-term incentive plan charge discussed in noninterest income above. Excluding these items and the impact of divestitures, noninterest expenses declined by $11 million, or three percent. Contributing to this decline were savings in salaries and benefits of $10 million, primarily from staff reductions as a result of integrating Imperial Bancorp and reduced revenue-related incentives.

Provision for Income Taxes

         The provision for income taxes for the first quarter of 2002 totaled $112 million, compared to $66 million reported for the same period a year ago. The effective tax rate was 34 percent for the first quarter of 2002, compared to 42 percent for the same quarter of 2001. The effective tax rate in the first quarter of 2001 was affected by adjustments to Imperial's tax liabilities at merger date, partially offset by a $7 million tax benefit related to the Imperial Bancorp acquisition that was immediately recognizable, but only after Imperial became part of Comerica.

Financial Condition

         Total assets were $50.2 billion at March 31, 2002, compared with $50.7 billion at year-end 2001 and $50.3 billion at March 31, 2001. The Corporation has experienced a decline of $460 million, or one percent, in total loans since December 31, 2001. This slight decline reflects the cautiousness of borrowers in an uncertain economy.

         Total liabilities decreased $507 million, or one percent, since December 31, 2001, to $45.4 billion. Total deposits remained relatively flat at $37.5 billion at March 31, 2002, from $37.6 billion at year-end 2001. Medium- and long-term debt increased $758 million to $6.3 billion at March 31, 2002. This increase was offset in short-term borrowings, which decreased $1.2 billion since December 31, 2001, to $786 million at March 31, 2002.

Allowance for Credit Losses and Nonperforming Assets

         The allowance for credit losses represents management's assessment of probable losses inherent in the Corporation's loan portfolio, including all binding commitments to lend. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent but that have not been specifically identified. The Corporation allocates the allowance for credit losses to each loan category based on a defined methodology which has been in use, without material change, for several years. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the senior management of the Credit Policy Group. The Corporation defines business loans as those belonging to the commercial, international, real estate construction, commercial mortgage and lease financing categories. The Corporation performs a detailed credit quality review quarterly on large business loans which have deteriorated below certain levels of credit risk and allocates a specific portion of the allowance to such loans based upon this review. The portion of the allowance allocated to the remaining business loans is determined by applying projected loss ratios to each risk rating based on numerous factors identified below.

The portion of the allowance allocated to consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts. The allocated allowance was $573 million at March 31, 2002, an increase of $27 million from year-end 2001. This increase was attributable to business loans, both from an increased specific allocation allowance as a result of the quarterly credit quality review and an increase in allocation to loans not individually evaluated for impairment at March 31, 2002.

         Actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of historical loss ratios. An unallocated allowance is maintained to capture these probable losses. The unallocated portion of the loss reserve reflects management's view that the reserve should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgement. Factors which were considered in the evaluation of the adequacy of the Corporation's unallocated reserve include portfolio exposures to the healthcare, high technology and energy industries, as well as Latin American transfer risks and the risk associated with new customer relationships. The unallocated allowance was $97 million at March 31, 2002, a decrease of $12 million from December 31, 2001.

         Management also considers industry norms and the expectations from rating agencies and banking regulators in determining the adequacy of the allowance. The total allowance, including the unallocated amount, is available to absorb losses from any segment of the portfolio. Unanticipated economic events, including political, economic and regulatory stability in countries where Comerica has a concentration of loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allocated allowance. Inclusion of other portfolio exposures in the unallocated allowance, as well as significant increases in the current portfolio exposures could increase the amount of the unallocated allowance. Either of these events, or some combination, may result in the need for additional provision for credit losses in order to maintain an allowance that complies with credit risk and accounting policies.

         The Corporation is closely monitoring its Argentine exposure as a result of recent political and economic events in that country. The total Argentine exposure at March 31, 2002, was $156 million and consisted of $112 million of loans, $25 million of securities and $19 million of unfunded commitments. Nonperforming loans include $5 million of Argentine loans at March 31, 2002.

         At March 31, 2002, the allowance for credit losses was $670 million, an increase of $15 million since December 31, 2001. The allowance as a percentage of total loans was 1.64 percent, compared to 1.59 percent at December 31, 2001. As a percentage of nonperforming assets, the allowance was 100 percent at March 31, 2002, versus 105 percent at year-end 2001.

         Net charge-offs for the first quarter of 2002 were $60 million, or 0.58 percent of average total loans, compared with $35 million, or 0.34 percent, for the first quarter of 2001. Nonperforming assets increased $40 million, or six percent, since December 31, 2001, and were categorized as follows:

                                                                   March 31,                 December 31,
(in millions)                                                        2002                        2001
                                                                 ------------                ------------
Nonaccrual loans:
           Commercial                                            $        497                $        467
           International                                                  120                         109
           Real estate construction                                         9                          10
           Commercial mortgage                                             18                          18
           Residential mortgage                                             1                           -
           Consumer                                                         5                           5
           Lease financing                                                  6                           8
                                                                 ------------                ------------
             Total nonaccrual loans                                       656                         617
Reduced-rate loans                                                          -                           -
                                                                 ------------                ------------
             Total nonperforming loans                                    656                         617
Other real estate                                                          11                          10
                                                                 ------------                ------------
             Total nonperforming assets                          $        667                $        627
                                                                 ============                ============
Loans past due 90 days or more                                   $         94                $         44
                                                                 ============                ============

         Loans to customers in the entertainment industry comprised 12 percent of nonperforming loans at March 31, 2002, and was the only industry classification comprising more than 10% of nonperforming loans. Four credits in excess of $10 million were added to nonperforming loans during the first quarter 2002, the largest of which was a retailing customer totaling $45 million. Approximately 37 percent of total nonperforming loans at March 31, 2002 were Shared National Credit Program (SNC) loans. SNC loans are large credits shared by multiple financial institutions and reviewed by regulatory authorities at the lead or agent bank level. These loans comprised approximately 20 percent of total loans at March 31, 2002. Nonperforming assets as a percentage of total loans and other real estate were 1.64 percent at March 31, 2002 and 1.52 percent at December 31, 2001.

Capital

         Common shareholders' equity increased $65 million from December 31, 2001 to March 31, 2002, excluding other comprehensive income. The increase was primarily due to the retention of $130 million of current year earnings. The effect of employee stock plan activity, which increased common shareholders' equity $29 million, partially offset by the decrease in equity of $95 million that resulted from repurchasing approximately 1.6 million shares of common stock during the first quarter of 2002.

         Capital ratios exceed minimum regulatory requirements as follows:

                                                                              March 31,    December 31,
                                                                                 2002          2001
                                                                              ---------    ------------
Tier 1 risk-based capital ratio (4.00% - minimum)                                8.22%          7.98%
Total risk-based capital ratio (8.00% - minimum)                                12.04          11.70
Leverage ratio (3.00% - minimum)                                                 9.55           9.36

         At March 31, 2002, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of "well capitalized" institutions as defined in the final rule under FDICIA.

Other Matters

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement covers legal obligations that are identifiable by the entity upon acquisition and construction, and during the operating life of a long-lived asset. Identified retirement obligations would be recorded as a liability with a corresponding amount capitalized as part of the asset's carrying amount. The capitalized retirement cost asset would be amortized to expense over the asset's useful life. The Statement is effective January 1, 2003 for calendar year companies. The Corporation does not believe that the impact of adoption of SFAS No. 143 will have a material impact on the Corporation's financial position or results of operations.

Forward-looking statements

         This report includes forward-looking statements as that term is used in securities laws. All statements regarding Comerica's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates", "believes", "estimates", "seeks", "plans", "intends" and similar expressions, as they relate to Comerica or its management, are intended to identify forward-looking statements. Although Comerica believes that the expectations reflected in these forward-looking statements are reasonable and has based these expectations on Comerica's beliefs and assumptions it has made, such expectations may prove incorrect. Numerous factors, including unknown risks and uncertainties, could cause variances in these projections and their underlying assumptions. Such factors are changes in interest rates, changes in the accounting treatment of any particular item, changes in industries, or the political, economic and regulatory stability in countries where Comerica has a concentration of loans, changes in the level of fee income, changes in general economic conditions and related credit and market conditions, continuing consolidations in the banking industry and the impact of regulatory responses to any of the foregoing. Forward-looking statements speak only as of the date they are made. Comerica does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events which may have changed after the date the forward-looking statements are made.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (11)  Statement re: Computation of Earnings Per Share

(b)      Reports on Form 8-K

         The Corporation did not file any reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

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

                                       President and Chief Executive Officer


                                       /s/ Marvin J. Elenbaas
                                       -----------------------------------------
                                       Marvin J. Elenbaas

                                       Senior Vice President and Controller

                                       (Principal Accounting Officer)





Date: May 14, 2002

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION
------       ----------------------------------------------------
11           Computation of Net Earnings Per Share