Form 10-Q
period 2002-06-30
COMERICA INC /NEW/
filed 2002-08-13
CIK 28412

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2002
                               ------------------------------

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

         $5 par value common stock:
             Outstanding as of July 31, 2002: 174,824,000 shares

                     COMERICA INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


ITEM 1. Financial Statements

Consolidated Balance Sheets at June 30, 2002 (unaudited), December 31, 2001 and
         June 30, 2001 (unaudited)..............................................     3

Consolidated Statements of Income for the six months and three months
         ended June 30, 2002 and 2001 (unaudited)...............................     4

Consolidated Statements of Changes in Shareholders' Equity for the six
         months ended June 30, 2002 and 2001 (unaudited)........................     6

Consolidated Statements of Cash Flows for the six months ended June 30,
         2002 and 2001 (unaudited)..............................................     8

Notes to Consolidated Financial Statements (unaudited)..........................     9


ITEM 2. Management's Discussion and Analysis of Results of Operations
         and Financial Condition................................................    28

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk..............    41



                           PART II. OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K........................................    43


Signatures......................................................................    44

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

                                                 June 30,        December 31,      June 30,
(in millions, except share data)                   2002             2001             2001
                                                 --------         --------         --------
                                               (unaudited)                        (unaudited)
ASSETS
Cash and due from banks                          $  1,748         $  1,925         $  1,764

Short-term investments                                851            1,079              257

Investment securities available
  for sale                                          4,463            4,291            4,026

Commercial loans                                   24,387           25,176           26,155
International loans                                 3,089            3,015            2,751
Real estate construction loans                      3,397            3,258            3,118
Commercial mortgage loans                           6,821            6,267            5,681
Residential mortgage loans                            742              779              794
Consumer loans                                      1,499            1,484            1,491
Lease financing                                     1,239            1,217            1,123
                                                 --------         --------         --------
    Total loans                                    41,174           41,196           41,113
Less allowance for credit losses                     (744)            (655)            (645)
                                                 --------         --------         --------
    Net loans                                      40,430           40,541           40,468

Premises and equipment                                354              353              356
Customers' liability on acceptances
  outstanding                                          31               29               28
Accrued income and other assets                     2,725            2,514            2,389
                                                 --------         --------         --------
    TOTAL ASSETS                                 $ 50,602         $ 50,732         $ 49,288
                                                 ========         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits                     $ 13,028         $ 12,596         $ 11,798
Interest-bearing deposits                          25,154           24,974           25,248
                                                 --------         --------         --------
    Total deposits                                 38,182           37,570           37,046

Short-term borrowings                                 755            1,986            1,427
Acceptances outstanding                                31               29               27
Accrued expenses and other
  liabilities                                         798              837              730
Medium- and long-term debt                          5,921            5,503            5,307
                                                 --------         --------         --------
    Total liabilities                              45,687           45,925           44,537

Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
     6/30/01                                           --               --              250
Common stock - $5 par value:
  Authorized - 325,000,000 shares
  Issued - 178,749,198 shares at
     6/30/02, 12/31/01 and 6/30/01                    894              894              894
Capital surplus                                       356              345              340
Unearned employee stock ownership
  plan - 131,954 shares at 12/31/01
  and 167,566 shares at 6/30/01                        --               (5)              (6)
Accumulated other comprehensive income                243              225              119
Retained earnings                                   3,654            3,448            3,211
Deferred compensation                                 (14)              (9)             (11)
Less cost of common stock in
  treasury - 3,699,038 shares at 6/30/02,
  1,674,659 shares at 12/31/01 and
  855,492 shares at 6/30/01                          (218)             (91)             (46)
                                                 --------         --------         --------
    Total shareholders' equity                      4,915            4,807            4,751
                                                 --------         --------         --------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                       $ 50,602         $ 50,732         $ 49,288
                                                 ========         ========         ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Comerica Incorporated and Subsidiaries


                                                         Three Months Ended
                                                               June 30,
                                                         ------------------
(in millions, except per share data)                      2002          2001
                                                         -----         -----
INTEREST INCOME
Interest and fees on loans                               $ 634         $ 814
Interest on investment securities                           64            55
Interest on short-term investments                           7             6
                                                         -----         -----
    Total interest income                                  705           875

INTEREST EXPENSE
Interest on deposits                                       122           243
Interest on short-term borrowings                           11            25
Interest on medium- and long-term debt                      41            79
                                                         -----         -----
    Total interest expense                                 174           347
                                                         -----         -----
    Net interest income                                    531           528
Provision for credit losses                                133            37
                                                         -----         -----
    Net interest income after provision
      for credit losses                                    398           491

NONINTEREST INCOME
Service charges on deposit accounts                         57            52
Fiduciary income                                            44            46
Commercial lending fees                                     21            14
Letter of credit fees                                       15            15
Brokerage fees                                              10            12
Investment advisory revenue, net                             9            14
Bank-owned life insurance                                   18             9
Equity in earnings of unconsolidated subsidiaries            1             3
Warrant income                                               2             1
Securities gains/(losses)                                   (9)           (1)
Other noninterest income                                    54            47
                                                         -----         -----
    Total noninterest income                               222           212

NONINTEREST EXPENSES
Salaries and employee benefits                             208           212
Net occupancy expense                                       31            30
Equipment expense                                           17            17
Outside processing fee expense                              15            14
Customer services                                            4            11
Restructuring charge                                        --            15
Other noninterest expenses                                  73            83
                                                         -----         -----
    Total noninterest expenses                             348           382
                                                         -----         -----
Income before income taxes                                 272           321
Provision for income taxes                                  88           113
                                                         -----         -----
NET INCOME                                               $ 184         $ 208
                                                         =====         =====
Net income applicable to common stock                    $ 184         $ 205
                                                         =====         =====

Basic net income per common share                        $1.05         $1.15
Diluted net income per common share                      $1.03         $1.13

Cash dividends declared on common stock                  $  84         $  78
Dividends per common share                               $0.48         $0.44


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Comerica Incorporated and Subsidiaries

                                                              Six Months Ended
                                                                    June 30,
                                                           -------------------------
(in millions, except per share data)                         2002              2001
                                                           -------           -------
INTEREST INCOME
Interest and fees on loans                                 $ 1,279           $ 1,679
Interest on investment securities                              125               120
Interest on short-term investments                              13                16
                                                           -------           -------
    Total interest income                                    1,417             1,815

INTEREST EXPENSE
Interest on deposits                                           244               515
Interest on short-term borrowings                               22                64
Interest on medium- and long-term debt                          80               196
                                                           -------           -------
    Total interest expense                                     346               775
                                                           -------           -------
    Net interest income                                      1,071             1,040
Provision for credit losses                                    208               109
                                                           -------           -------
    Net interest income after provision
      for credit losses                                        863               931

NONINTEREST INCOME
Service charges on deposit accounts                            113               102
Fiduciary income                                                88                91
Commercial lending fees                                         34                28
Letter of credit fees                                           29                28
Brokerage fees                                                  20                22
Investment advisory revenue, net                                19                 4
Bank-owned life insurance                                       29                16
Equity in earnings of unconsolidated subsidiaries                4               (50)
Warrant income                                                   4                 4
Securities gains/(losses)                                      (10)               23
Other noninterest income                                       100               121
                                                           -------           -------
    Total noninterest income                                   430               389

NONINTEREST EXPENSES
Salaries and employee benefits                                 416               426
Net occupancy expense                                           61                58
Equipment expense                                               33                37
Outside processing fee expense                                  30                30
Customer services                                               15                20
Restructuring charge                                            --               109
Other noninterest expenses                                     140               159
                                                           -------           -------
    Total noninterest expenses                                 695               839
                                                           -------           -------
Income before income taxes                                     598               481
Provision for income taxes                                     200               179
                                                           -------           -------
NET INCOME                                                 $   398           $   302
                                                           =======           =======
Net income applicable to common stock                      $   398           $   294
                                                           =======           =======

Basic net income per common share                          $  2.26           $  1.65
Diluted net income per common share                        $  2.23           $  1.63

Cash dividends declared on common stock                    $   168           $   157
Dividends per common share                                 $  0.96           $  0.88


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) Comerica Incorporated and Subsidiaries

                                                                            Unearned
                                  Nonredeem-                                Employee      Accumulated
                                     able                                    Stock           Other
(in millions, except              Preferred      Common         Capital    Ownership     Comprehensive
  share data)                        Stock        Stock         Surplus    Plan Shares      Income
                                   ---------     --------       --------    ----------    -----------
BALANCE AT JANUARY 1, 2001            $250          $888          $301          $(7)          $ 12
Net income                              --            --            --           --             --
Other comprehensive income,
  net of tax                            --            --            --           --            107

Total comprehensive income              --            --            --           --             --
Cash dividends declared:
  Preferred stock                       --            --            --           --             --
  Common stock                          --            --            --           --             --
Purchase of 958,200 shares
  of common stock                       --            --            --           --             --
Net issuance of common stock
  under employee stock plans            --             6            39            1             --
Amortization of deferred
  compensation                          --            --            --           --             --
                                      ----          ----          ----          ---           ----
BALANCE AT JUNE 30, 2001              $250          $894          $340          $(6)          $119
                                      ====          ====          ====          ===           ====

BALANCE AT JANUARY 1, 2002            $ --          $894          $345          $(5)          $225
Net income                              --            --            --           --             --
Other comprehensive income,
  net of tax                            --            --            --           --             18

Total comprehensive income              --            --            --           --             --
Cash dividends declared
  on common stock                       --            --            --           --             --
Purchase of 3,091,500 shares
  of common stock                       --            --            --           --             --
Net issuance of common stock
  under employee stock plans            --            --            11            5             --
Amortization of deferred
  compensation                          --            --            --           --             --
                                      ----          ----          ----          ---           ----
BALANCE AT JUNE 30, 2002              $ --          $894          $356          $--           $243
                                      ====          ====          ====          ===           ====


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
(continued)
Comerica Incorporated and Subsidiaries


                                                                                  Total
(in millions, except              Retained        Deferred      Treasury      Shareholders'
  share data)                     Earnings      Compensation      Stock          Equity
                                 ----------     ------------    ---------     ------------
BALANCE AT JANUARY 1, 2001       $    3,086     $        (14)   $     (16)      $   4,500
Net income                              302                -            -             302
Other comprehensive income,
  net of tax                              -                -            -             107
                                                                                ---------
Total comprehensive income                -                -            -             409
Cash dividends declared:
  Preferred stock                        (9)               -            -              (9)
  Common stock                         (157)               -            -            (157)
Purchase of 958,200 shares
  of common stock                         -                -          (53)            (53)
Net issuance of common stock
  under employee stock plans            (11)              (9)          23              49
Amortization of deferred
  compensation                            -               12            -              12
                                 ----------      -----------    ---------       ---------
BALANCE AT JUNE 30, 2001         $    3,211      $       (11)   $     (46)      $   4,751
                                 ==========      ===========    =========       =========

BALANCE AT JANUARY 1, 2002       $    3,448      $        (9)   $     (91)      $   4,807
Net income                              398                -            -             398
Other comprehensive income,
  net of tax                              -                -            -              18
                                                                                ---------
Total comprehensive income                -                -            -             416
Cash dividends declared
  on common stock                      (168)               -            -            (168)
Purchase of 3,091,500 shares
  of common stock                         -                -         (186)           (186)
Net issuance of common stock
  under employee stock plans            (24)              (8)          59              43
Amortization of deferred
  compensation                            -                3            -               3
                                 ----------       ----------    ---------       ---------
BALANCE AT JUNE 30, 2002         $    3,654       $      (14)   $    (218)      $   4,915
                                 ==========       ==========    =========       =========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

                                                                  Six Months Ended
                                                                      June 30,
                                                              -------------------------
(in millions)                                                   2002              2001
                                                              -------           -------
OPERATING ACTIVITIES:
    Net income                                                $   398           $   302
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for credit losses                               208               109
        Depreciation                                               29                33
        Net amortization of intangibles                             2                17
        Merger-related and restructuring charges                   --                55
        (Gain)loss on investment securities available
           for sale                                                10               (23)
        Net (increase) decrease in trading
           account securities                                     (18)               40
        Net decrease in assets held for sale                       41                31
        Net decrease in accrued income receivable                  20                64
        Net decrease in accrued expenses                          (15)             (130)
        Other, net                                               (280)              (20)
                                                              -------           -------
           Total adjustments                                       (3)              176
                                                              -------           -------
                   Net cash provided by
                   operating activities                           395               478

INVESTING ACTIVITIES:
    Net increase in interest-bearing
       deposits with banks                                        (35)              (29)
    Net decrease in federal funds sold
       and securities purchased under agreements
       to resell                                                  240             1,431
    Proceeds from sale of investment securities
       available for sale                                         265             2,231
    Proceeds from maturity of investment
       securities available for sale                              806               612
    Purchases of investment securities
       available for sale                                      (1,196)           (3,099)
    Net increase in loans                                         (67)           (1,023)
    Fixed assets, net                                             (30)              (25)
    Purchase of bank-owned life insurance                          (8)             (107)
    Net increase in customers' liability on
       acceptances outstanding                                     (2)               (1)
                                                              -------           -------
                    Net cash used in
                    investing activities                          (27)              (10)

FINANCING ACTIVITIES:
    Net increase in deposits                                      619             3,181
    Net decrease in short-term borrowings                      (1,231)             (666)
    Net increase in acceptances outstanding                         2                 1
    Proceeds from issuance of medium- and
      long-term debt                                              971               225
    Repayments and purchases of medium- and
      long-term debt                                             (600)           (3,222)
    Proceeds from issuance of common stock
      and other capital transactions                               43                49
    Purchase of common stock                                     (186)              (53)
    Dividends paid                                               (163)             (150)
                                                              -------           -------
                   Net cash used in financing
                   activities                                    (545)             (635)
                                                              -------           -------
Net decrease in cash and due from banks                          (177)             (167)
Cash and due from banks at beginning of period                  1,925             1,931
                                                              -------           -------
Cash and due from banks at end of period                      $ 1,748           $ 1,764
                                                              =======           =======
Interest paid                                                 $   352           $   852
                                                              =======           =======
Income taxes paid                                             $   155           $   210
                                                              =======           =======
Noncash investing and financing activities:
   Loans transferred to other real estate                     $     6           $     6
                                                              =======           =======


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated and Subsidiaries


NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Comerica Incorporated and Subsidiaries (the "Corporation") on Form 10-K for the year ended December 31, 2001.

         Comerica merged with Imperial Bancorp (Imperial), a $7 billion (assets) bank holding company, in the first quarter of 2001, in a transaction accounted for as a pooling of interests.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated and Subsidiaries


NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

Corporation designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For further information, see Note 10.

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". The Corporation adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests. Other intangible assets that do not have an indefinite life continue to be amortized over their useful lives. For further information on the adoption of SFAS No. 142, see Note 4.

NOTE 2 - INVESTMENT SECURITIES

         At June 30, 2002, investment securities having a carrying value of $1.8 billion were pledged, primarily with the Federal Reserve Bank and state and local government agencies. Securities are pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $98 million.

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

         The following summarizes the changes in the allowance for credit losses:

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
(IN MILLIONS)                                          2002             2001
                                                     --------         --------
Balance at beginning of period                       $    655         $    608
  Charge-offs                                            (134)             (92)
  Recoveries                                               15               20
                                                     --------         --------
Net charge-offs                                          (119)             (72)
Provision for credit losses                               208              109
                                                     --------         --------
Balance at end of period                             $    744         $    645
                                                     ========         ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated and Subsidiaries


NOTE 3 - ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

         Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreements. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans include $9 million of loans which were formerly on nonaccrual status, but were restructured and met the requirements to be restored to an accrual basis. These restructured loans are performing in accordance with their modified terms, but, in accordance with impaired loan disclosures, must continue to be disclosed as impaired for the remainder of the calendar year of the restructuring. Impaired loans averaged $639 million and $647 million for the quarter and six months ended June 30, 2002, respectively, compared to $471 million and $439 million for the comparable periods last year. The following presents information regarding the period-end balances of impaired loans:

(IN MILLIONS)                                JUNE 30, 2002    DECEMBER 31, 2001
                                             -------------    -----------------
Total period-end impaired loans                  $650               $674
Less: Loans returned to accrual status
    during the period                               9                 62
                                                 ----               ----
Total period-end nonaccrual business loans       $641               $612

Impaired loans requiring an allowance            $618               $562

Allowance allocated to impaired loans            $215               $228


         Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated and Subsidiaries


NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142

         In accordance with the Corporation's adoption of SFAS No. 142, the Corporation performed the first required impairment test of goodwill and indefinite-lived intangible assets as of January 1, 2002. Based on this test, the Corporation was not required to record a transition adjustment upon adoption. Goodwill will again be evaluated for impairment as of July 1, 2002. A majority of the Corporation's goodwill is assigned to the Corporation's investment advisory reporting unit (Munder), and equity markets (which declined significantly in the first half of 2002) impact the valuation of this unit.


                                                            THREE MONTHS ENDED
(IN MILLIONS,                                                     JUNE 30,
EXCEPT PER SHARE AMOUNTS)                               --------------------------
                                                          2002              2001
                                                        --------          --------
Reported net income applicable to common stock          $    184          $    205
Add back: Goodwill amortization, net of tax                   --                 7
                                                        --------          --------
Adjusted net income applicable to common stock          $    184          $    212
                                                        ========          ========

Basic net income per common share
         Reported net income applicable to
          common stock                                  $   1.05          $   1.15
         Goodwill amortization, net of tax                    --              0.04
                                                        --------          --------
         Adjusted net income applicable to
          common stock                                  $   1.05          $   1.19
                                                        ========          ========

Diluted net income per common share
         Reported net income applicable to
          common stock                                  $   1.03          $   1.13
         Goodwill amortization, net of tax                    --              0.04
                                                        --------          --------
         Adjusted net income applicable to
          common stock                                  $   1.03          $   1.17
                                                        ========          ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated and Subsidiaries


NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142 (CONTINUED)

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
(IN MILLIONS,                                           --------------------------
EXCEPT PER SHARE AMOUNTS)                                  2002              2001
                                                        --------          --------
Reported net income applicable to common stock          $    398          $    294
Add back: Goodwill amortization, net of tax                   --                14
                                                        --------          --------
Adjusted net income applicable to common stock          $    398          $    308
                                                        ========          ========

Basic net income per common share
         Reported net income applicable to
          common stock                                  $   2.26          $   1.65
         Goodwill amortization, net of tax                    --              0.08
                                                        --------          --------
         Adjusted net income applicable to
          common stock                                  $   2.26          $   1.73
                                                        ========          ========

Diluted net income per common share
         Reported net income applicable to
          common stock                                  $   2.23          $   1.63
         Goodwill amortization, net of tax                    --              0.08
                                                        --------          --------
         Adjusted net income applicable to
          common stock                                  $   2.23          $   1.71
                                                        ========          ========


         The carrying amount of goodwill at June 30, 2002 was $333 million and was allocated to the Corporation's business segments as follows:

(in millions)
Business Bank          $ 90
Individual Bank          54
Investment Bank         189
                       ----
Total                  $333
                       ====

         There were no changes in the carrying amount of goodwill during the six months ended June 30, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated and Subsidiaries


NOTE 5 - ACQUIRED INTANGIBLE ASSETS


                                JUNE 30, 2002         DECEMBER 31, 2001         JUNE 30, 2001
(IN MILLIONS)              ----------------------  ----------------------  ----------------------
                            GROSS                   GROSS                   GROSS
AMORTIZED INTANGIBLE       CARRYING  ACCUMULATED   CARRYING  ACCUMULATED   CARRYING  ACCUMULATED
      ASSETS                AMOUNT   AMORTIZATION   AMOUNT   AMORTIZATION   AMOUNT   AMORTIZATION
--------------------       ----------------------  ----------------------  ----------------------
Core deposit intangibles    $  28       $  24        $  27         $  22     $  27         $  21
Other                           6           5            6             5         6             5
                            -----------------        -------------------     -------------------
          Total             $  34       $  29        $  33         $  27     $  33         $  26
                            =================        ===================     ===================



Aggregate amortization expense for the:

         Three months ended June 30, 2002     $   1
                                              =====
         Six months ended June 30, 2002       $   2
                                              =====
         Year ended December 31, 2001         $   3
                                              =====
         Three months ended June 30, 2001     $   1
                                              =====
         Six months ended June 30, 2001       $   2
                                              =====


Estimated amortization expense for the:
         Year ending December 31, 2002        $   4
         Year ending December 31, 2003            2
         Year ending December 31, 2004            1
         Year ending December 31, 2005           --
         Year ending December 31, 2006           --

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated and Subsidiaries


NOTE 6 - MEDIUM- AND LONG-TERM DEBT

         Medium- and long-term debt consisted of the following at June 30, 2002 and December 31, 2001:


(DOLLAR AMOUNTS IN MILLIONS)                    JUNE 30, 2002   DECEMBER 31, 2001
                                                -------------   -----------------
Parent Company
7.25% subordinated notes due 2007                  $  167          $  157

Subsidiaries
Subordinated notes:
7.25% subordinated notes due 2007                     220             216
8.375% subordinated notes due 2024                    189             187
7.25% subordinated notes due 2002                     152             155
6.875% subordinated notes due 2008                    110             108
7.125% subordinated notes due 2013                    167             168
7.875% subordinated notes due 2026                    185             179
6.00% subordinated notes due 2008                     265             256
7.65% subordinated notes due 2010                     272             268
8.50% subordinated notes due 2009                     105             102
                                                   ------          ------
       Total subordinated notes                     1,665           1,639

Medium-term notes:
Floating rate based on LIBOR indices                2,725           2,356

Variable rate secured debt financings
  due 2007                                            967             956
9.98% trust preferred securities due 2026              56              56
7.60% trust preferred securities due 2050             341             339
                                                   ------          ------
       Total subsidiaries                           5,754           5,346
                                                   ------          ------
       Total medium- and long-term debt            $5,921          $5,503
                                                   ======          ======

The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged by risk management interest rate swaps that qualify as fair value hedges.

NOTE 7 - INCOME TAXES

         The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the financial statements after deducting non-taxable items, principally income on bank-owned life insurance and interest income on state and municipal securities. State and foreign taxes are then added to the federal provision. The effective tax rate for the six months ended June 30, 2001 was affected by adjustments in the first

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated and Subsidiaries


NOTE 7 - INCOME TAXES (CONTINUED)

quarter 2001 to Imperial's tax liabilities at merger date, partially offset by a $7 million tax benefit related to the Imperial acquisition that was recognizable immediately, but only after Imperial became part of Comerica.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME

         Other comprehensive income includes the change in net unrealized gains and losses on investment securities available for sale, the change in the accumulated foreign currency translation adjustment, the change in accumulated gains and losses on cash flow hedges and the change in accumulated minimum pension liability. The Consolidated Statements of Changes in Shareholders' Equity include only combined, net of tax, other comprehensive income. The following presents reconciliations of the components of accumulated other comprehensive income for the six months ended June 30, 2002 and 2001. Total comprehensive income totaled $416 million and $409 million, for the six months ended June 30, 2002 and 2001, respectively, and $285 million and $200 million for the three months ended June 30, 2002 and 2001, respectively.


                                                    SIX MONTHS ENDED
                                                        JUNE 30,
(IN MILLIONS)                                        2002        2001
                                                   --------    --------
Net unrealized gains/(losses) on investment
  securities available for sale:
  Balance at beginning of period                     $ 16           $  8
    Net unrealized holding gains/(losses)
      arising during the period                        53             21
    Less:  Reclassification adjustment for
      gains/(losses) included in net income           (10)            23
                                                     ----           ----
    Change in net unrealized gains/(losses)
      before income taxes                              63             (2)
    Less:  Provision for income taxes                  22             (1)
                                                     ----           ----
    Change in net unrealized gains/(losses)
      on investment securities available
      for sale, net of tax                             41             (1)
                                                     ----           ----
  Balance at end of period                           $ 57           $  7
                                                     ----           ----

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated and Subsidiaries


NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)


                                                               SIX MONTHS ENDED
                                                                     JUNE 30,
(IN MILLIONS)                                                 2002            2001
                                                            --------        --------
Accumulated foreign currency translation adjustment:
  Balance at beginning of period                              $  --           $   4
    Net translation gains/(losses) arising
      during the period                                           4              (4)
    Less:  Reclassification adjustment for
      gains/(losses) included in net income                      --              --
                                                              -----           -----
    Change in translation adjustment before
      income taxes                                                4              (4)
    Less:  Provision for income taxes                            --              --
                                                              -----           -----
    Change in foreign currency translation
      adjustment, net of tax                                      4              (4)
                                                              -----           -----
  Balance at end of period                                    $   4           $  --
                                                              -----           -----

Accumulated net gains/(losses) on cash flow hedges:
  Balance at beginning of period                              $ 210           $  --
    Transition adjustment upon adoption
      of accounting standard                                     --              65
    Net cash flow hedge gains/(losses)
      arising during the period                                 163             144
    Less: Reclassification adjustment for
      gains/(losses) included in net income                     189              36
                                                              -----           -----
    Change in cash flow hedges before
      income taxes                                              (26)            173
    Less:  Provision for income taxes                            (9)             61
                                                              -----           -----
    Change in cash flow hedges, net of tax                      (17)            112
                                                              -----           -----
  Balance at end of period                                    $ 193           $ 112
                                                              -----           -----

Accumulated minimum pension liability adjustment:
  Balance at beginning of period                              $  --           $  --
    Minimum pension liability adjustment
      arising during the period                                 (17)             --
                                                              -----           -----
    Minimum pension liability before taxes                      (17)             --
    Less:  Provision for income taxes                            (6)             --
                                                              -----           -----
    Change in minimum pension liability,
         net of tax                                             (11)             --
                                                              -----           -----
  Balance at end of period                                    $ (11)          $  --
                                                              -----           -----

Accumulated other comprehensive income,
  net of taxes, at end of period                              $ 243           $ 119
                                                              =====           =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated And Subsidiaries


NOTE 9 - MERGER-RELATED AND RESTRUCTURING CHARGES

         The Corporation recorded merger-related and restructuring charges of $173 million in 2001 related to the acquisition of Imperial, of which $25 million was recorded in the provision for credit losses. The remaining $148 million of charges were recorded in noninterest expenses. The Corporation also recorded a 2001 restructuring charge of $4 million related to its subsidiary, Official Payments Corporation (OPAY). The OPAY restructuring charge was recorded net of the portion of the charge attributable to the minority shareholders in OPAY.

2001 Imperial Bancorp Restructuring

         The 2001 Imperial restructuring charge included employee termination costs, other employee related costs, a charge related to conforming policies, facilities and operations and other charges. Employee termination costs included the cost of severance, outplacement and other benefits associated with the involuntary termination of employees, primarily senior management and employees in corporate support and data processing functions. A total of 352 employees were terminated in 2001 as part of the restructuring plan. Other employee-related costs included cash payments related to change in control provisions in employment contracts and retention bonuses. Charges related to conforming policies represented costs associated with conforming the credit and accounting policies of Imperial with those of the Corporation. The Corporation also incurred facilities and operations charges associated with closing excess facilities and replacing signage. Other merger-related restructuring costs were primarily comprised of investment banking, accounting, consulting and legal fees. As a result of the Imperial restructuring, the Corporation's annual savings on operating expenses are estimated to be $60 million, beginning in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated And Subsidiaries


NOTE 9 - MERGER-RELATED AND RESTRUCTURING CHARGES (CONTINUED)

2001 OPAY Restructuring

         The OPAY restructuring charge included employee termination costs which covered the cost of severance, outplacement and other benefits associated with the involuntary termination of employees, primarily in corporate support and product development areas. A total of 44 employees are expected to be severed as part of the restructuring plan, 33 of which occurred during 2001 with the remainder expected to be severed in the third quarter of 2002. The charge also included facilities and operations charges associated with asset write-downs and lease terminations for excess facilities and equipment disposed of as part of the restructuring effort. The OPAY restructuring is expected to result in a decrease in OPAY's annual operating expenses of $9 million, beginning in 2002.

         The remaining liability related to the Imperial and OPAY charges is shown in the table below. No additional Imperial or OPAY related restructuring charges are expected.

(IN MILLIONS)                    IMPERIAL         OPAY         TOTAL
                                 --------        -------       -------
Balance at December 31, 2001     $      8        $     2       $    10
Cash outlays                           (7)             -            (7)
                                 --------        -------       -------
Balance at June 30, 2002         $      1        $     2       $     3
                                 ========        =======       =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated And Subsidiaries


NOTE 10 - DERIVATIVES AND FOREIGN EXCHANGE CONTRACTS

                                                   JUNE 30, 2002                             DECEMBER 31, 2001
                                   ----------------------------------------      ----------------------------------------
                                   NOTIONAL/                                     NOTIONAL/
                                   CONTRACT        UNREALIZED        FAIR        CONTRACT        UNREALIZED        FAIR
                                    AMOUNT      GAINS    LOSSES      VALUE        AMOUNT      GAINS    LOSSES      VALUE
(IN MILLIONS)                         (1)        (2)       (2)         (3)          (1)        (2)       (2)         (3)
                                    -------      ----      ----       -----       -------      ----      ----       -----
RISK MANAGEMENT
Interest rate contracts:
  Swaps                             $12,765      $546      $ (2)      $ 544       $14,497      $573      $ (2)      $ 571
Foreign exchange contracts:
  Spot, forward and options             444        26        (3)         23           535        10        (4)          6
  Swaps                                 262         6        (7)         (1)          285         2       (17)        (15)
                                    -------      ----      ----       -----       -------      ----      ----       -----
  Total foreign exchange
    contracts                           706        32       (10)         22           820        12       (21)         (9)
                                    -------      ----      ----       -----       -------      ----      ----       -----
   Total risk management             13,471       578       (12)        566        15,317       585       (23)        562

CUSTOMER-INITIATED AND OTHER
Interest rate contracts:
  Caps and floors written               342        --        (3)         (3)          365        --        (4)         (4)
  Caps and floors purchased             328         3        --           3           352         4        --           4
  Swaps                               1,068        17       (16)          1           981        14       (13)          1
                                    -------      ----      ----       -----       -------      ----      ----       -----
  Total interest rate
         contracts                    1,738        20       (19)          1         1,698        18       (17)          1
                                    -------      ----      ----       -----       -------      ----      ----       -----

Foreign exchange contracts:
  Spot, forward and options           1,959        40       (44)         (4)        2,323        35       (29)          6
  Swaps                                 303         2        (5)         (3)          366         2        (1)          1
                                    -------      ----      ----       -----       -------      ----      ----       -----
  Total foreign exchange
    contracts                         2,262        42       (49)         (7)        2,689        37       (30)          7
                                    -------      ----      ----       -----       -------      ----      ----       -----
   Total customer-initiated
     and other                        4,000        62       (68)         (6)        4,387        55       (47)          8
                                    -------      ----      ----       -----       -------      ----      ----       -----
    Total derivatives and
    foreign exchange contracts      $17,471      $640      $(80)      $ 560       $19,704      $640      $(70)      $ 570
                                    =======      ====      ====       =====       =======      ====      ====       =====


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated And Subsidiaries


NOTE 10 - DERIVATIVES AND FOREIGN EXCHANGE CONTRACTS (CONTINUED)

Risk Management

        Fluctuations in net interest income due to interest rate risk result from the composition of assets and liabilities and the mismatches in the timing of the repricing of these assets and liabilities. In addition, external factors such as interest rates, and the dynamics of yield curve and spread relationships can affect net interest income. The Corporation utilizes simulation analyses to project the sensitivity of the Corporation's net interest income to changes in interest rates. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs cash instruments, such as investment securities, as well as derivative financial instruments and foreign exchange contracts, to manage exposure to these and other risks, including liquidity risk.

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

        As part of a cash flow hedging strategy, the Corporation has entered into predominantly 3-year interest rate swap agreements that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated And Subsidiaries


NOTE 10 - DERIVATIVES AND FOREIGN EXCHANGE CONTRACTS (CONTINUED)

the next 3 years. Approximately 22 percent ($9 billion) of the Corporation's outstanding loans were designated as the hedged items to interest rate swap agreements at June 30, 2002. During the three and six month periods ended June 30, 2002, interest rate swap agreements designated as cash flow hedges increased interest and fees on loans by $88 and $189 million, respectively, compared to $33 and $36 million, respectively, for the comparable periods last year. The ineffectiveness associated with these hedging instruments was not significant to the Corporation's statement of income in the second quarter of 2002. If interest rates and interest curves remain at their current levels, the Corporation expects to reclassify $181 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with the existing and forecasted floating-rate loans.

         Management believes these strategies achieve an optimal relationship between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although, there can be no assurance that such strategies will be successful. The Corporation also uses various other types of financial instruments to mitigate interest rate and foreign currency risks associated with specific assets or liabilities, which are reflected in the table above. Such instruments include interest rate caps and floors, foreign exchange forward contracts, and foreign exchange cross-currency swaps.

         The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes and indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of June 30, 2002. The swaps are grouped by the assets or liabilities to which they have been designated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated And Subsidiaries


NOTE 10 - DERIVATIVES AND FOREIGN EXCHANGE CONTRACTS (CONTINUED)



REMAINING EXPECTED MATURITY OF RISK MANAGEMENT INTEREST RATE SWAPS AS OF JUNE 30, 2002:

----------------------------------------------------------------------------------------------------------------------------------
(DOLLAR AMOUNTS                                                                                   2007-                  DEC. 31,
 IN MILLIONS)                 2002         2003         2004         2005           2006          2026       TOTAL         2001
----------------------------------------------------------------------------------------------------------------------------------
VARIABLE RATE ASSET
DESIGNATION:
  Generic receive
  fixed swaps                 $  56       $4,750       $2,000       $1,700          $ 500       $    --     $ 9,006       $11,069

  Weighted average: (1)
    Receive rate               2.87%        8.31%        7.57%        7.46%          5.83%           --%       7.49%        7.68%
    Pay rate                   2.15%        3.79%        4.75%        4.75%          1.95%           --%       3.96%        4.07%

FIXED RATE ASSET
DESIGNATION:
  Pay fixed swaps
    Generic                   $   4       $    7       $   --       $   --          $  --       $    --     $    11       $    34
    Amortizing                    1           --           --           --             --            --           1             1

  Weighted average: (2)
    Receive rate               2.12%        3.56%          --%          --%            --%           --%       2.98%        2.22%
    Pay rate                   3.07%        2.88%          --%          --%            --%           --%       2.97%        2.56%

FIXED RATE DEPOSIT
DESIGNATION:
  Generic receive
  fixed swaps                 $ 630       $1,467       $   --       $   --          $  --       $    --     $ 2,097       $ 1,743

  Weighted average: (1)
    Receive rate               4.00%        4.22%          --%          --%            --%           --%       4.15%        4.87%
    Pay rate                   1.84%        3.58%          --%          --%            --%           --%       3.06%        2.00%

MEDIUM- AND LONG-TERM
DEBT DESIGNATION:
  Generic receive
  fixed swaps                 $ 150       $   --       $   --       $  250          $  --       $ 1,250     $ 1,650       $ 1,650

  Weighted average: (1)
    Receive rate               7.22%          --%          --%        7.04%            --%         6.73%       6.82%        6.82%
    Pay rate                   2.24%          --%          --%        1.90%            --%         2.11%       2.09%        2.66%

Total notional amount         $ 841       $6,224       $2,000       $1,950          $ 500       $ 1,250     $12,765       $14,497
----------------------------------------------------------------------------------------------------------------------------------

(1) Variable rates paid on receive fixed swaps are based on one-month and three-month LIBOR or one-month Canadian Dollar Offered Rate (CDOR) rates in effect at June 30, 2002. Variable rates received on pay fixed swaps are based on prime at June 30, 2002.

(2) Variable rates received are based on one-month CDOR rates in effect at June 30, 2002.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated And Subsidiaries


NOTE 10 - DERIVATIVES AND FOREIGN EXCHANGE CONTRACTS (CONTINUED)

         Commitments to purchase and sell investment securities for the Corporation's trading account and available for sale portfolio totaled $456 million and $92 million, respectively, at June 30, 2002, and $67 million and $10 million, respectively, at December 31, 2001. Outstanding commitments expose the Corporation to both credit and market risk.

Customer-Initiated and Other

         The Corporation earns additional income by executing various derivative transactions, primarily foreign exchange contracts and interest rate contracts, at the request of customers. Market risk inherent in customer-initiated contracts is often mitigated by taking offsetting positions. The Corporation generally does not speculate in derivative financial instruments for the purpose of profiting in the short-term from favorable movements in market rates. Average fair values and income from customer-initiated and other foreign exchange contracts and interest rate contracts were not material for the six-month periods ended June 30, 2002 and 2001 and for the year ended December 31, 2001.


Derivative and Foreign Exchange Activity

         The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts for the six months ended June 30, 2002.


                                                                             CUSTOMER-INITIATED
                                           RISK MANAGEMENT                         AND OTHER
                                     ----------------------------         ---------------------------
                                     INTEREST           FOREIGN           INTEREST           FOREIGN
                                       RATE             EXCHANGE            RATE             EXCHANGE
(IN MILLIONS)                        CONTRACTS          CONTRACTS         CONTRACTS         CONTRACTS
                                      --------           -------           -------           --------
Balance at December 31, 2001          $ 14,497           $   820           $ 1,698           $  2,689
Additions                                2,339             8,529               241             24,186
Maturities/amortizations                (4,071)           (8,643)             (201)           (24,613)
                                      --------           -------           -------           --------

Balance at June 30, 2002              $ 12,765           $   706           $ 1,738           $  2,262
                                      ========           =======           =======           ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated And Subsidiaries


NOTE 10 - DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS (CONTINUED)

         Additional information regarding the nature, terms and associated risks of the above derivatives and foreign exchange contracts, can be found in the Corporation's 2001 annual report on page 40 and in Notes 1 and 20 to the consolidated financial statements.

NOTE 11 - BUSINESS SEGMENT INFORMATION

         The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. Lines of business results are produced by the Corporation's internal management accounting system. This system measures financial results based on the internal organizational structure of the Corporation; information presented is not necessarily comparable with any other financial institution. Lines of business/segment financial results for the six months ended June 30, 2002 and 2001 are presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated and Subsidiaries


NOTE 11 - BUSINESS SEGMENT INFORMATION (CONTINUED)
Six Months Ended June 30,


(DOLLAR AMOUNTS IN               BUSINESS               INDIVIDUAL               INVESTMENT
 MILLIONS)                         BANK                    BANK                     BANK*
                        -------------------------------------------------------------------------
                            2002        2001         2002        2001          2002        2001**
                        -------------------------------------------------------------------------
Average assets          $ 35,081     $35,815      $ 8,389      $7,780       $   301     $   409
Total revenues (FTE)         891         811          537         536            93          21
Net income (loss)            268         261          140         139             1         (55)

Return on average
  assets                    1.53%       1.46%        1.42%       1.45%         0.79%     (25.16)%
Return on average
  common equity            17.69%      20.17%       28.51%      30.85%         1.25%     (39.70)%

                                  FINANCE                  OTHER                   TOTAL
                         ----------------------------------------------------------------------
                            2002        2001         2002       2001         2002        2001
                         ----------------------------------------------------------------------
Average assets           $ 4,691      $3,916      $ 1,846    $ 1,439      $50,308     $49,359
Total revenues (FTE)         (24)         55            4          6        1,501       1,429
Net income (loss)            (17)         29            6        (72)         398         302

Return on average
  assets                   (0.19)%      0.36%         N/M        N/M         1.58%       1.22%
Return on average
  common equity            (3.84)%      9.19%         N/M        N/M        16.40%      13.20%


         N/M - Not Meaningful

* Net income was reduced by charges for fees internally transferred to other lines of business for referrals to the Investment Bank. If excluded, Investment Bank net income/(loss) would have been $8 million and ($49) million, and return on average common equity would have been 7.56% and (35.44)%, in 2002 and 2001, respectively.

** Net income in 2001 was reduced by a $26 million pre-tax deferred distribution costs impairment charge and a $53 million pre-tax charge related to long-term incentive plans at an unconsolidated subsidiary. Excluding these charges, Investment Bank total revenues (FTE) and net loss in 2001 would have been $94 million and ($6) million, respectively, while return on average assets and return on common equity would have been (2.54)% and (4.01)%, respectively.

         For a description of the business activities of each line of business and the methodologies, which form the basis for these results, refer to Note 24 to the consolidated financial statements in the Corporation's 2001 annual report.

NOTE 12 - SUBSEQUENT EVENTS

         On July 24, 2002, the Corporation sold its interest in its OPAY subsidiary for $36 million, which will result in a pre-tax gain of approximately $11 million in the third quarter 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comerica Incorporated and Subsidiaries

NOTE 12 - SUBSEQUENT EVENTS (CONTINUED)

         The Corporation announced on August 6, 2002 that it will adopt, in the third quarter of 2002, the fair value method of accounting for stock options, as outlined in Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation". Accounting rules covering adoption of the fair value method require application only to current year grants, substantially all of which were in the second quarter 2002. Adoption of the fair value method is expected to reduce 2002 quarterly net income and diluted earnings per share by approximately $4 million (after-tax) and $0.02, respectively, beginning in the second quarter of 2002. The full year 2002 financial impact on net income and diluted earnings per share is estimated to be $11 million (after-tax) and $0.06, respectively. When fully transitioned in 2006, the estimated diluted earnings per share impact will be approximately $0.20, assuming the grants in future years will have a similar size and value.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

         Net income for the quarter ended June 30, 2002, was $184 million, down $24 million, or 12 percent, from $208 million reported for the second quarter of 2001. Quarterly diluted net income per share decreased to $1.03 from $1.13 a year ago. Return on average common shareholders' equity was 14.99 percent and return on average assets was 1.45 percent, compared to 18.21 percent and 1.69 percent, respectively, for the comparable quarter last year. Included in second quarter 2002 earnings is an incremental charge of $55 million ($36 million after- tax, or $0.20 per diluted share) related to the Corporation's Argentine exposure. Of this charge, $45 million was recorded as provision for credit losses, with the remainder recorded as a write-down of securities. Excluding this charge, net income was $220 million in the second quarter, or $1.23 per diluted share, while return on average common equity and return on average assets were 17.91 percent and 1.73 percent, respectively. Excluding Imperial restructuring charges in the second quarter of 2001, net income was $216 million, or $1.18 per diluted share. Return on average common equity and return on average assets for the quarter ended June 30, 2001, excluding these charges, were 18.94 percent and 1.75 percent, respectively.

         Net income for the first six months of 2002 was $2.23 per diluted share, or $398 million, compared to $1.63 per diluted share, or $302 million, for the same period in 2001, increases of 37 percent and 32 percent, respectively. Return on average common shareholders' equity was 16.40 percent and return on average assets was 1.58 percent for the first six months of 2002, compared to 13.20 percent and 1.22 percent, respectively, for the first six months of 2001. Excluding the effects of the Argentine charge, net income for the six months ended June 30, 2002 was $434 million, or $2.43 per diluted share, while return on average common equity and return on average assets were 17.87 percent and 1.72 percent, respectively. Excluding the Imperial restructuring charges and the effect of a one-time charge related to long-term incentive plans at an unconsolidated subsidiary in the first half of 2001, net income was $2.39 per diluted share, or $439 million. Excluding these charges, Comerica's return on average common equity was 19.39 percent and return on average assets was 1.78 percent, for the first six months of 2001.

Net Interest Income

         The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended June 30, 2002. On a FTE basis, net interest income increased to $532 million for the three months ended June 30, 2002, from $529 million for the comparable quarter in 2001. Average earnings assets increased three percent when compared to the second quarter of last year, while the net interest margin decreased to 4.56 percent for the three months ended June 30, 2002, from 4.65 percent for the comparable three months of 2001. Four basis points of this margin decline was related to nonaccrual loans.

         Table II provides an analysis of net interest income for the first six months of 2002. On a FTE basis, net interest income for the six months ended June 30, 2002, was $1,073 million compared to $1,042 million for the same period in 2001. The net interest margin for the first six months ended June 30, 2002, increased to 4.66 percent, from 4.60 percent for the same period in 2001. The margin increased, despite a three basis point decline related to nonaccrual loans, and reflects a favorable interest rate environment and the impact of the Corporation's interest rate risk management efforts. Also contributing to the increase in margin was strong growth in average noninterest-bearing deposits, up nine percent when compared to the first six months of 2001. This increase is primarily attributed to strong growth in title and escrow deposits in the California-based Financial Services business.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)

                                                     THREE MONTHS ENDED
                                 ------------------------------------------------------------
                                        JUNE 30, 2002                   JUNE 30, 2001
                                 ----------------------------    ----------------------------
(DOLLAR AMOUNTS                  AVERAGE              AVERAGE    AVERAGE              AVERAGE
 IN MILLIONS)                    BALANCE   INTEREST     RATE     BALANCE   INTEREST     RATE
                                 -------------------------------------------------------------
Loans                            $42,037       $634      6.05%   $41,751       $815      7.82%
Investment securities (1)          4,419         65      5.91      3,490         55      6.41
Short-term investments               446          7      5.74        299          6      6.71
                                 -------------------------------------------------------------
   Total earning assets           46,902        706      6.04     45,540        876      7.71

Interest-bearing deposits         25,874        122      1.88     25,008        243      3.91
Short-term borrowings              2,319         11      1.96      2,213         25      4.41
Medium- and long-term debt         6,249         41      2.59      6,449         79      4.94
                                 -------------------------------------------------------------
   Total interest-bearing
     sources                     $34,442        174      2.01    $33,670        347      4.14
                                               ---------------                 ---------------

Net interest income/
  rate spread (FTE)                            $532      4.03                  $529      3.57
                                               ====                            ====

FTE adjustment                                 $  1                            $  1
                                               ====                            ====

Impact of net interest-free
  sources of funds                                       0.53                            1.08
                                                         -----                           -----
Net interest margin as a percent of
  average earning assets (FTE)                           4.56%                           4.65%
                                                         =====                           =====


(1) The average rate for investment securities was computed using average historical cost.

                                                  THREE MONTHS ENDED
                                        --------------------------------------
                                              JUNE 30, 2002/JUNE 30, 2001
                                        --------------------------------------
                                         INCREASE      INCREASE
                                        (DECREASE)    (DECREASE)       NET
                                          DUE TO        DUE TO       INCREASE
(IN MILLIONS)                              RATE         VOLUME*     (DECREASE)
                                        ----------    ----------    ----------
Loans                                     $(184)         $  3         $(181)
Investment securities                        (4)           14            10
Short-term investments                       (2)            3             1
                                          ---------------------------------
   Total earning assets                    (190)           20          (170)

Interest-bearing deposits                  (120)           (1)         (121)
Short-term borrowings                       (14)            -           (14)
Medium- and long-term debt                  (37)           (1)          (38)
                                          ---------------------------------
   Total interest-bearing sources          (171)           (2)         (173)
                                          ---------------------------------

Net interest income/rate spread (FTE)     $ (19)         $ 22         $   3
                                          =================================

*     Rate/Volume variances are allocated to variances due to volume.

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)

                                                       SIX MONTHS ENDED
                                 -------------------------------------------------------------
                                        JUNE 30, 2002                   JUNE 30, 2001
                                 -------------------------------------------------------------
(DOLLAR AMOUNTS                  AVERAGE              AVERAGE    AVERAGE              AVERAGE
 IN MILLIONS)                    BALANCE   INTEREST     RATE     BALANCE   INTEREST     RATE
                                 -------------------------------------------------------------
Loans                            $41,641     $1,280      6.20%   $41,427     $1,680      8.18%
Investment securities (1)          4,309        126      5.90      3,685        121      6.59
Short-term investments               454         13      5.68        465         16      6.73
                                 -------------------------------------------------------------
   Total earning assets           46,404      1,419      6.16     45,577      1,817      8.03

Interest-bearing deposits         25,514        244      1.92     24,590        515      4.23
Short-term borrowings              2,414         22      1.91      2,392         64      5.37
Medium- and long-term debt         5,987         80      2.66      7,085        196      5.59
                                 -------------------------------------------------------------
   Total interest-bearing
     sources                     $33,915        346      2.05    $34,067        775      4.59
                                             -----------------               -----------------

Net interest income/
  rate spread (FTE)                          $1,073      4.11                $1,042      3.44
                                             ======                          ======

FTE adjustment                               $    2                          $    2
                                             ======                          ======

Impact of net interest-free
  sources of funds                                       0.55                            1.16
                                                         -----                           -----
Net interest margin as a percent of
  average earning assets (FTE)                           4.66%                           4.60%
                                                         =====                           =====

(1) The average rate for investment securities was computed using average historical cost.

                                                    SIX MONTHS ENDED
                                              JUNE 30, 2002/JUNE 30, 2001
                                        --------------------------------------
                                         INCREASE      INCREASE
                                        (DECREASE)    (DECREASE)       NET
                                          DUE TO        DUE TO       INCREASE
(IN MILLIONS)                              RATE         VOLUME*     (DECREASE)
                                        ----------    ----------    ----------
Loans                                     $(402)         $  2         $(400)
Investment securities                       (13)           18             5
Short-term investments                       (6)            3            (3)
                                        -----------------------------------
   Total earning assets                    (421)           23          (398)

Interest-bearing deposits                  (270)           (1)         (271)
Short-term borrowings                       (42)            -           (42)
Medium- and long-term debt                 (102)          (14)         (116)
                                        -----------------------------------
   Total interest-bearing sources          (414)          (15)         (429)
                                        -----------------------------------

Net interest income/rate spread (FTE)   $  (7)           $ 38         $  31
                                        ====================================


*     Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

         The provision for credit losses was $133 million for the second quarter of 2002, compared to $37 million for the same period in 2001. The provision for the first six months of 2002 was $208 million compared to $109 million for the same period in 2001. The Corporation establishes this provision to maintain an adequate allowance for credit losses, which is discussed in the section entitled "Allowance for Credit Losses and Nonperforming Assets." Included in the second quarter 2002 provision is $45 million to increase reserves recorded in response to a U.S. bank regulatory directive related to Argentina. Included in the provision for the first six months of 2001 is a $25 million merger-related charge to conform the credit policies of Imperial with Comerica.

Noninterest Income

         Noninterest income was $222 million for the three months ended June 30, 2002, an increase of $10 million, or five percent, over the same period in 2001. Included in second quarter 2002 noninterest income is a loss on securities of $10 million related to the write-down of Argentine securities. The Corporation also recognized an incremental $9 million of non-taxable proceeds from bank-owned life insurance policies in the second quarter of 2002 from the death of an executive. Excluding the effects of the large unusual items noted above, other gains and losses on securities, warrant income and divestitures, noninterest income increased $10 million, or five percent, over the same period last year. Non- investment market-related fees, consisting of service charges, commercial lending fees and letter of credit fees, increased $12 million, or 14 percent, on a combined basis when compared with the second quarter of 2001. Investment advisory revenue from the Corporation's Munder subsidiary decreased $5 million from the comparable quarter last year. This decrease was a result of the decline in equity markets, particularly technology-related stocks, from the second quarter of last year.

         For the first six months of 2002, noninterest income was $430 million, an increase of $41 million, or 10 percent, from the first six months of 2001. Noninterest income in the first half of 2001 was reduced by a $26 million deferred distribution costs impairment charge and a one-time $57 million charge related to long-term incentive plans at an unconsolidated subsidiary. Noninterest income in the first six months of 2001 also included $11 million in net gains resulting from the purchase and subsequent sale, all within the first quarter, of interest rate derivative contracts which failed to meet the Corporation's risk-reduction criteria. Excluding the effect of large unusual items noted above, gains and losses on securities, warrant income and divestitures, noninterest income in the first half of 2002 decreased $4 million, or one percent, over the same period in 2001.

         The Corporation's deferred distribution cost asset associated with B share mutual fund sales was $28 million at June 30, 2002. Given net asset values at June 30, 2002, it would take a decline of approximately 13 percent in the assets under management at Munder associated with those costs to trigger further impairment, which at that level would be approximately $4 million. Each additional five percent decline results in a further impairment of $1 million. Declines in the equity market subsequent to June 30, 2002 have approached levels which could require an impairment charge in the third quarter of 2002 if those equity values still exist at September 30, 2002.

Noninterest Expenses

         Noninterest expenses were $348 million for the quarter ended June 30, 2002, a decrease of $34 million, or nine percent, from the comparable quarter in 2001. Noninterest expenses in the second quarter of 2001 included merger-related and restructuring costs related to the Imperial Bancorp acquisition of $15 million and goodwill amortization of $8 million. Goodwill amortization was discontinued January 1, 2002, as a result of new accounting rules. Excluding these items and the impact of divestitures, noninterest expenses in the second quarter of 2002 decreased by $9 million, or two percent, over the same period in 2001. Contributing to this decline was savings in salaries and benefits of $4 million, primarily from reduced revenue-related incentives.

         For the six months ended June 30, 2002, noninterest expenses were $695 million, a decrease of $144 million, or 17 percent, from the comparable period of 2001. Included in the first six months of 2001 were restructuring charges of $109 million and $5 million of minority interest that resulted from recording the minority interest holders' share of the long-term incentive plan charge discussed in noninterest income above. Also affecting the first six months of 2001 was $16 million in goodwill amortization. Excluding these items and the impact of divestitures, noninterest expenses in the first half of 2002 decreased by $17 million, or two percent, over the same period in 2001. This decrease is primarily attributed to the same factors cited in the quarterly discussion with savings in salaries and benefits of $9 million.

Provision for Income Taxes

         The provision for income taxes for the second quarter of 2002 totaled $88 million, compared to $113 million reported for the same period a year ago. The effective tax rate was 33 percent for the second quarter of 2002, compared to 35 percent for the same quarter of 2001. The provision for the first six months of 2002 was $200 million compared to $179 million for the same period of 2001. The effective tax rate was 33 percent for the first six months of 2002 and 37 percent for the first six months of 2001. The effective tax rate in the first six months of 2002 was impacted by increased non-taxable revenue on bank-owned life insurance policies. The effective tax rate in the first six months of 2001 was affected by adjustments in the first quarter to Imperial's tax liabilities at the merger date, partially offset by a $7 million tax benefit related to the Imperial acquisition that was immediately recognizable, but only after Imperial became part of Comerica.

Financial Condition

         Total assets were $50.6 billion at June 30, 2002, compared with $50.7 billion at year-end 2001 and $49.3 billion at June 30, 2001. The Corporation has experienced a decline (less than one percent) in total loans since December 31, 2001. Management believes that this decline reflects the cautiousness of borrowers in an uncertain economy.

         Total liabilities decreased $238 million, or one percent, since December 31, 2001, to $45.7 billion. Total deposits increased two percent to $38.2 billion at June 30, 2002, from $37.6 billion at year-end 2001 due to growth in noninterest-bearing deposits. Medium- and long-term debt increased $418 million to $5.9 billion at June 30, 2002. These increases were offset in short-term borrowings, which decreased $1.2 billion since December 31, 2001, to $755 million at June 30, 2002.

         The international portfolio contains both the risk that the customer cannot repay and that the customer cannot obtain U.S. dollars to service their debt. Due to this transfer risk, bank holding companies must report cross-border outstandings in regulatory filings. Active risk management practices can minimize risk inherent in lending arrangements, including securing repayment from sources external to the borrower's country. While these practices have proven to be effective, bank regulatory filings and regulatory directives on transfer risk reserves exclude the risk minimizing effects of these practices. While evaluating the Argentine transfer risk in the second quarter of 2002, the Corporation elected to include bank regulatory defined cross-border risks in all international cross-border risk disclosures. International cross-border risk at December 31, 2001 for countries representing risk exceeding 1.00 percent of total assets is noted in the table below. There were no countries with risk between 0.75 percent and 1.00 percent of total assets.

INTERNATIONAL CROSS-BORDER RISK

                                         OUTSTANDINGS
                  --------------------------------------------------------------
                   GOVERNMENTS       BANKS AND     COMMERCIAL         AFTER RISK
                   AND OFFICIAL   OTHER FINANCIAL     AND             MITIGATING
(IN MILLIONS)      INSTITUTIONS     INSTITUTIONS   INDUSTRIAL  TOTAL   PRACTICES
--------------------------------------------------------------------------------
Mexico
 June 30, 2002          $17             $  9        $1,230    $1,256     $940
 December 31, 2001       17               25         1,207     1,249      858
 December 31, 2000       11               40         1,032     1,083      626
 December 31, 1999        5               69         1,149     1,223      591

Brazil
 June 30, 2002          $37             $307        $  239    $  583     $427
 December 31, 2001       31              322           236       589      443



           TOTAL EXPOSURE (INCLUDING UNFUNDED COMMITMENTS AND LETTERS OF CREDIT)
           ---------------------------------------------------------------------
                                                                      AFTER RISK
                                                                      MITIGATING
(IN MILLIONS)                                                  TOTAL   PRACTICES
--------------------------------------------------------------------------------
Mexico
 June 30, 2002                                                $1,333      $1,017
 December 31, 2001                                             1,329         938

Brazil
 June 30, 2002                                                $  686        $530
 December 31, 2001                                               712         566

Allowance for Credit Losses and Nonperforming Assets

         The allowance for credit losses represents management's assessment of probable losses inherent in the Corporation's loan portfolio, including all binding commitments to lend. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent but that have not been specifically identified. The Corporation allocates the allowance for credit losses to each loan category based on a defined methodology which has been in use, without material change, for several years. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the senior management of the Credit Policy Group. The Corporation defines business loans as those belonging to the commercial, international, real estate construction, commercial mortgage and lease financing categories. The Corporation performs a detailed credit quality review quarterly on large business loans which have deteriorated below certain levels of credit risk and allocates a specific portion of the allowance to such loans based upon this review. The portion of the allowance allocated to the remaining business loans is determined by applying projected loss ratios to each risk rating based on numerous factors identified below. The portion of the allowance allocated to consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts. The allocated allowance was $617 million at June 30, 2002, an increase of $71 million from year-end 2001. This increase was primarily attributable to the $45 million of reserves provided during the second quarter of 2002 in response to a U.S. bank regulatory directive related to the Corporation's Argentine exposure and an increase in allocation to business loans, which were not individually evaluated for impairment at June 30, 2002.

         Actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of historical loss ratios. An unallocated allowance is maintained to capture these probable losses. The unallocated portion of the loss reserve reflects management's view that the reserve should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgement. Factors which were considered in the evaluation of the adequacy of the Corporation's unallocated reserve include portfolio exposures to the healthcare, high technology and energy industries, as well as Latin American transfer risks and the risk associated with new customer relationships. The unallocated allowance was $127 million at June 30, 2002, an increase of $18 million from December 31, 2001.

         The Corporation is closely monitoring its Argentine exposure as a result of recent political and economic events in that country. The total Argentine exposure at June 30, 2002, was $115 million and consisted of $90 million of loans, $16 million of securities and $9 million of unfunded commitments. This represents a decrease of $104 million from total Argentine exposure of $219 million at December 31, 2001. At June 30, 2002, the Corporation had $24 million of loans and $4 million in securities related to Argentina that were reported in nonperforming assets.

         Management also considers industry norms and the expectations from rating agencies and banking regulators in determining the adequacy of the allowance. The total allowance, including the unallocated amount, is available to absorb losses from any segment of the portfolio. Unanticipated economic events, including political, economic and regulatory stability in countries where the Corporation has a concentration of loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allocated allowance. Inclusion of other portfolio exposures in the unallocated allowance, as well as significant increases in the current portfolio exposures, could increase the amount of the unallocated allowance. Either of these events, or some combination, may result in the need for additional provision for credit losses in order to maintain an allowance that complies with credit risk and accounting policies.

         At June 30, 2002, the allowance for credit losses was $744 million, an increase of $89 million since December 31, 2001. The allowance as a percentage of total loans was 1.81 percent, compared to 1.59 percent at December 31, 2001. As a percentage of nonperforming assets, the allowance was 113 percent at June 30, 2002, versus 105 percent at year-end 2001.

         Net charge-offs for the second quarter of 2002 were $59 million, or
0.57 percent of average total loans, compared with $37 million, or 0.35 percent, for the second quarter of 2001. Nonperforming assets increased $32 million, or five percent, since December 31, 2001, and were categorized as follows:

                                                                   JUNE 30,                  DECEMBER 31,
(IN MILLIONS)                                                        2002                        2001
                                                                 ------------                ------------
Nonaccrual loans:
           Commercial                                            $        472                $        467
           International                                                  134                         109
           Real estate construction                                        18                          10
           Commercial mortgage                                             14                          18
           Residential mortgage                                             -                           -
           Consumer                                                         3                           5
           Lease financing                                                  3                           8
                                                                 ------------                ------------
             Total nonaccrual loans                                       644                         617
Reduced-rate loans                                                          -                           -
                                                                 ------------                ------------
             Total nonperforming loans                                    644                         617
Other real estate                                                          11                          10
Nonaccrual debt securities                                                  4                           -
                                                                 ------------                ------------
             Total nonperforming assets                          $        659                $        627
                                                                 ============                ============

Loans past due 90 days or more                                   $         66                $         44
                                                                 ============                ============

         Loans to customers in the entertainment industry comprised 11 percent of nonperforming loans at June 30, 2002, and was the only industry classification comprising more than 10 percent of nonperforming loans. Five credits in excess of $10 million were added to nonperforming loans during the second quarter 2002, the largest of which was an automotive industry loan totaling $16 million. Approximately 34 percent of total nonperforming loans at June 30, 2002 were Shared National Credit Program (SNC) loans. SNC loans are large credits shared by multiple financial institutions and reviewed by regulatory authorities at the lead or agent bank level. These loans comprised approximately 20 percent of total loans at June 30, 2002. Nonperforming assets as a percentage of total loans and other real estate were 1.60 percent at June 30, 2002 and 1.52 percent at December 31, 2001.

Capital

         Common shareholders' equity increased $90 million from December 31, 2001 to June 30, 2002, excluding other comprehensive income. The increase was primarily due to the retention of $230 million of current year earnings. The effect of employee stock plan activity, which increased common shareholders' equity $43 million, partially offset the decrease in equity of $186 million that resulted from repurchasing approximately 3.1 million shares of common stock during the first six months of 2002.

         Capital ratios exceed minimum regulatory requirements as follows:

                                                                               JUNE 30,    DECEMBER 31,
                                                                                 2002          2001
                                                                             -----------   ------------
Tier 1 common capital ratio                                                      7.49%          7.30%
Tier 1 risk-based capital ratio (4.00% - minimum)                                8.17           7.98
Total risk-based capital ratio (8.00% - minimum)                                11.93          11.70
Leverage ratio (3.00% - minimum)                                                 9.45           9.36

         At June 30, 2002, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of "well capitalized" institutions as defined in the final rule under FDICIA.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

          Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation's core business activities of extending loans and accepting deposits. The Corporation actively manages its material exposure to interest rate risk. Management attempts to evaluate the effect of movements in interest rates on net interest income and uses interest rate swaps and other instruments to manage its interest rate risk exposure. Interest rate swaps permit management to manage the sensitivity of net interest income to fluctuations in interest rates in a manner similar to investment securities, but without significant impact to capital or liquidity. The primary tool used by the Corporation in determining its exposure to interest rate risk is net interest income simulation analysis. The net interest income simulation analysis performed at the end of each quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at June 30, 2002 for a 200 basis point decline in short-term interest rates identified approximately $42 million, or two percent, of forecasted net interest income at risk over the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income would be unaffected by this change.

         Secondarily, the Corporation utilizes a traditional interest sensitivity gap measure and economic value of equity analysis to help identify interest rate risk exposure. At June 30, 2002, all three measures of interest rate risk were within established corporate policy guidelines, which limits adverse changes to no more than five percent of management's most likely net interest income forecast. For further discussion of interest rate risk, and other market risks, see Note 10 and pages 37-41 of the Corporation's 2001 annual report.

Forward-looking statements

         This report includes forward-looking statements as that term is used in securities laws. All statements regarding Comerica's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates", "believes", "estimates", "seeks", "plans", "intends" and similar expressions, as they relate to Comerica or its management, are intended to identify forward-looking statements. Although Comerica believes that the expectations reflected in these forward-looking statements are reasonable and has based these expectations on the beliefs and assumptions Comerica has made, such expectations may prove incorrect. Numerous factors, including unknown risks and uncertainties, could cause variances in these projections and their underlying assumptions. Such factors are changes in interest rates, changes in the accounting or tax treatment of any particular item, changes in industries in which Comerica has a concentration of loans, or the political, economic and regulatory stability in countries where Comerica operates, changes in the level of fee income, changes in general economic conditions and related credit and market conditions and the impact of regulatory responses to any of the foregoing. Forward-looking statements speak only as of the date they are made. Comerica does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (11)  Statement re: Computation of Net Income Per Common Share

         (99.1)  CEO Certification of Periodic Report

         (99.2)  CFO Certification of Periodic Report

(b)      Reports on Form 8-K

         The Corporation did not file any reports on Form 8-K during the three months ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COMERICA INCORPORATED
                                      (Registrant)


                                      /s/ Elizabeth S. Acton
                                      -----------------------------------------
                                      Elizabeth S. Acton
                                      Chief Financial Officer


                                      /s/ Marvin J. Elenbaas
                                      -----------------------------------------
                                      Marvin J. Elenbaas
                                      Senior Vice President and Controller
                                      (Principal Accounting Officer)



Date: August 13, 2002

Exhibit No.     Description
-----------     -----------
   (11)         Statement re: Computation of Net Income Per Common Share

 (99.1)         CEO Certification of Periodic Report

 (99.2)         CFO Certification of Periodic Report