Form 10-Q/A
period 2002-06-30
COMERICA INC /NEW/
filed 2002-10-02
CIK 28412

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

EXPLANATORY NOTE:

         On October 2, 2002, the Corporation issued a press release announcing a financial charge related to an incremental provision for credit losses, charge-offs and goodwill impairment. This Form 10-Q/A contains a restatement of the Corporation's quarterly financial statements to reflect the portion of this financial charge related to the period ended June 30, 2002 and amends the Corporation's June 30, 2002 Quarterly Report on Form 10-Q filed on August 13, 2002. In accordance with the applicable rules under the Securities and Exchange Act of 1934, the Corporation has amended and restated in its entirety each item of the Corporation's June 30, 2002 Form 10-Q, which has been affected by the restatement.

                     COMERICA INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets at June 30, 2002 (restated and unaudited), December
         31, 2001 and June 30, 2001 (unaudited)....................................4

Consolidated Statements of Income for the six months and three months ended June 30, 2002 (restated) and 2001 (unaudited).......................5

Consolidated Statements of Changes in Shareholders' Equity for the six
         months ended June 30, 2002 (restated) and 2001 (unaudited)................7

Consolidated Statements of Cash Flows for the six months ended June 30,
         2002 (restated) and 2001 (unaudited)......................................9

Notes to Consolidated Financial Statements (unaudited)............................10


ITEM 2. Management's Discussion and Analysis of Results of Operations

         and Financial Condition..................................................30

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk................44



                           PART II. OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K..........................................46


Signatures........................................................................47


CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries




                                               June 30,    December 31,    June 30,
(in millions, except share data)                 2002          2001          2001
                                              ----------   ------------   ----------
                                             (unaudited)                  (unaudited)
                                            (As restated-
                                             see Note 13)
ASSETS
Cash and due from banks                        $  1,748      $  1,925      $  1,764

Short-term investments                              851         1,079           257

Investment securities available
  for sale                                        4,463         4,291         4,026

Commercial loans                                 24,381        25,176        26,155
International loans                               3,073         3,015         2,751
Real estate construction loans                    3,397         3,258         3,118
Commercial mortgage loans                         6,821         6,267         5,681
Residential mortgage loans                          742           779           794
Consumer loans                                    1,499         1,484         1,491
Lease financing                                   1,239         1,217         1,123
                                               --------      --------      --------
    Total loans                                  41,152        41,196        41,113
Less allowance for credit losses                   (762)         (655)         (645)
                                               --------      --------      --------
    Net loans                                    40,390        40,541        40,468

Premises and equipment                              354           353           356
Customers' liability on acceptances
  outstanding                                        31            29            28
Accrued income and other assets                   2,725         2,514         2,389
                                               --------      --------      --------
    TOTAL ASSETS                               $ 50,562      $ 50,732      $ 49,288
                                               ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits                   $ 13,028      $ 12,596      $ 11,798
Interest-bearing deposits                        25,154        24,974        25,248
                                               --------      --------      --------
    Total deposits                               38,182        37,570        37,046

Short-term borrowings                               755         1,986         1,427
Acceptances outstanding                              31            29            27
Accrued expenses and other
  liabilities                                       781           837           730
Medium- and long-term debt                        5,921         5,503         5,307
                                               --------      --------      --------
    Total liabilities                            45,670        45,925        44,537

Nonredeemable preferred stock
  - $50 stated value:
  Authorized - 5,000,000 shares
  Issued - 5,000,000 shares at
     6/30/01                                          -             -           250
Common stock - $5 par value:
  Authorized - 325,000,000 shares
  Issued - 178,749,198 shares at
     6/30/02, 12/31/01 and 6/30/01                  894           894           894
Capital surplus                                     356           345           340
Unearned employee stock ownership
  plan - 131,954 shares at 12/31/01
  and 167,566 shares at 6/30/01                       -            (5)           (6)
Accumulated other comprehensive income              243           225           119
Retained earnings                                 3,631         3,448         3,211
Deferred compensation                               (14)           (9)          (11)
Less cost of common stock in
  treasury - 3,699,038 shares at 6/30/02,
  1,674,659 shares at 12/31/01 and
  855,492 shares at 6/30/01                        (218)          (91)          (46)
                                               --------      --------      --------
    Total shareholders' equity                    4,892         4,807         4,751
                                               --------      --------      --------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                     $ 50,562      $ 50,732      $ 49,288
                                               ========      ========      ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Comerica Incorporated and Subsidiaries





                                                              Three Months Ended
                                                                  June 30,
                                                              ------------------
(in millions, except per share data)                           2002        2001
                                                              ------      ------
                                                          (As restated-
                                                           see Note 13)
INTEREST INCOME
Interest and fees on loans                                     $ 634      $ 814
Interest on investment securities                                 64         55
Interest on short-term investments                                 7          6
                                                               -----      -----
    Total interest income                                        705        875

INTEREST EXPENSE
Interest on deposits                                             122        243
Interest on short-term borrowings                                 11         25
Interest on medium- and long-term debt                            41         79
                                                               -----      -----
    Total interest expense                                       174        347
                                                               -----      -----
    Net interest income                                          531        528
Provision for credit losses                                      173         37
                                                               -----      -----
    Net interest income after provision
      for credit losses                                          358        491

NONINTEREST INCOME
Service charges on deposit accounts                               57         52
Fiduciary income                                                  44         46
Commercial lending fees                                           21         14
Letter of credit fees                                             15         15
Brokerage fees                                                    10         12
Investment advisory revenue, net                                   9         14
Bank-owned life insurance                                         18          9
Equity in earnings of unconsolidated subsidiaries                  1          3
Warrant income                                                     2          1
Securities gains/(losses)                                         (9)        (1)
Other noninterest income                                          54         47
                                                               -----      -----
    Total noninterest income                                     222        212

NONINTEREST EXPENSES
Salaries and employee benefits                                   203        212
Net occupancy expense                                             31         30
Equipment expense                                                 17         17
Outside processing fee expense                                    15         14
Customer services                                                  4         11
Restructuring charge                                               -         15
Other noninterest expenses                                        73         83
                                                               -----      -----
    Total noninterest expenses                                   343        382
                                                               -----      -----
Income before income taxes                                       237        321
Provision for income taxes                                        76        113
                                                               -----      -----
NET INCOME                                                     $ 161      $ 208
                                                               =====      =====
Net income applicable to common stock                          $ 161      $ 205
                                                               =====      =====

Basic net income per common share                              $0.92      $1.15
Diluted net income per common share                            $0.90      $1.13

Cash dividends declared on common stock                        $  84      $  78
Dividends per common share                                     $0.48      $0.44


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Comerica Incorporated and Subsidiaries




                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
(in millions, except per share data)                        2002          2001
                                                           -------      -------
                                                        (As restated-
                                                         see Note 13)
INTEREST INCOME
Interest and fees on loans                                 $ 1,279      $ 1,679
Interest on investment securities                              125          120
Interest on short-term investments                              13           16
                                                           -------      -------
    Total interest income                                    1,417        1,815

INTEREST EXPENSE
Interest on deposits                                           244          515
Interest on short-term borrowings                               22           64
Interest on medium- and long-term debt                          80          196
                                                           -------      -------
    Total interest expense                                     346          775
                                                           -------      -------
    Net interest income                                      1,071        1,040
Provision for credit losses                                    248          109
                                                           -------      -------
    Net interest income after provision
      for credit losses                                        823          931

NONINTEREST INCOME
Service charges on deposit accounts                            113          102
Fiduciary income                                                88           91
Commercial lending fees                                         34           28
Letter of credit fees                                           29           28
Brokerage fees                                                  20           22
Investment advisory revenue, net                                19            4
Bank-owned life insurance                                       29           16
Equity in earnings of unconsolidated subsidiaries                4          (50)
Warrant income                                                   4            4
Securities gains/(losses)                                      (10)          23
Other noninterest income                                       100          121
                                                           -------      -------
    Total noninterest income                                   430          389

NONINTEREST EXPENSES
Salaries and employee benefits                                 411          426
Net occupancy expense                                           61           58
Equipment expense                                               33           37
Outside processing fee expense                                  30           30
Customer services                                               15           20
Restructuring charge                                             -          109
Other noninterest expenses                                     140          159
                                                           -------      -------
    Total noninterest expenses                                 690          839
                                                           -------      -------
Income before income taxes                                     563          481
Provision for income taxes                                     188          179
                                                           -------      -------
NET INCOME                                                 $   375      $   302
                                                           =======      =======
Net income applicable to common stock                      $   375      $   294
                                                           =======      =======

Basic net income per common share                          $  2.13      $  1.65
Diluted net income per common share                        $  2.10      $  1.63

Cash dividends declared on common stock                    $   168      $   157
Dividends per common share                                 $  0.96      $  0.88


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) Comerica Incorporated and Subsidiaries





                                                                           Unearned
                               Nonredeem-                     Employee    Accumulated
                                  able                          Stock        Other
(in millions, except           Preferred   Common  Capital    Ownership  Comprehensive
  share data)                    Stock      Stock  Surplus   Plan Shares    Income
                               ---------  -------- --------  ----------- -------------
BALANCE AT JANUARY 1, 2001     $     250  $    888 $    301  $       (7)  $        12
Net income                             -         -        -           -             -
Other comprehensive income,
  net of tax                           -         -        -           -           107

Total comprehensive income             -         -        -           -             -
Cash dividends declared:
  Preferred stock                      -         -        -           -             -
  Common stock                         -         -        -           -             -
Purchase of 958,200 shares
  of common stock                      -         -        -           -             -
Net issuance of common stock
  under employee stock plans           -         6       39           1             -
Amortization of deferred
  compensation                         -         -        -           -             -
                               ---------  -------- --------  ----------   -----------
BALANCE AT JUNE 30, 2001       $     250  $    894 $    340  $       (6)  $       119
                               =========  ======== ========  ==========   ===========

BALANCE AT JANUARY 1, 2002     $       -  $    894 $    345  $       (5)  $       225
Net income                             -         -        -           -             -
Other comprehensive income,
  net of tax                           -         -        -           -            18

Total comprehensive income             -         -        -           -             -
Cash dividends declared
  on common stock                      -         -        -           -             -
Purchase of 3,091,500 shares
  of common stock                      -         -        -           -             -
Net issuance of common stock
  under employee stock plans           -         -       11           5             -
Amortization of deferred
  compensation                         -         -        -           -             -
                               ---------  -------- --------  ----------   -----------
BALANCE AT JUNE 30, 2002
   (As restated-see Note 13)   $       -  $    894 $    356  $        -   $       243
                               =========  ======== ========  ==========   ===========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
(continued)
Comerica Incorporated and Subsidiaries


                                                                         Total
(in millions, except            Retained      Deferred    Treasury    Shareholders'
  share data)                   Earnings    Compensation    Stock        Equity
                               ----------   ------------  ---------   ------------
BALANCE AT JANUARY 1, 2001     $    3,086   $        (14) $     (16)  $      4,500
Net income                            302              -          -            302
Other comprehensive income,
  net of tax                            -              -          -            107
                                                                      ------------
Total comprehensive income              -              -          -            409
Cash dividends declared:
  Preferred stock                      (9)             -          -             (9)
  Common stock                       (157)             -          -           (157)
Purchase of 958,200 shares
  of common stock                       -              -        (53)           (53)
Net issuance of common stock
  under employee stock plans          (11)            (9)        23             49
Amortization of deferred
  compensation                          -             12          -             12
                               ----------    -----------  ---------   ------------
BALANCE AT JUNE 30, 2001       $    3,211    $       (11) $     (46)  $      4,751
                               ==========    ===========  =========   ============

BALANCE AT JANUARY 1, 2002     $    3,448    $        (9) $     (91)  $      4,807
Net income                            375              -          -            375
Other comprehensive income,
  net of tax                            -              -          -             18
                                                                      ------------
Total comprehensive income              -              -          -            393
Cash dividends declared
  on common stock                    (168)             -          -           (168)
Purchase of 3,091,500 shares
  of common stock                       -              -       (186)          (186)
Net issuance of common stock
  under employee stock plans          (24)            (8)        59             43
Amortization of deferred
  compensation                          -              3          -              3
                               ----------     ----------  ---------   ------------
BALANCE AT JUNE 30, 2002
   (As restated-see Note 13)   $    3,631     $      (14) $    (218)  $      4,892
                               ==========     ==========  =========   ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

                                                              Six Months Ended
                                                                  June 30,
                                                             ------------------
(in millions)                                                  2002       2001
                                                             -------    -------
                                                          (As restated-
                                                           see Note 13)
OPERATING ACTIVITIES:
    Net income                                               $   375    $   302
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for credit losses                              248        109
        Depreciation                                              29         33
        Net amortization of intangibles                            2         17
        Merger-related and restructuring charges                   -         55
        (Gain)loss on investment securities available
            for sale                                              10        (23)
          Net (increase) decrease in trading
            account securities                                   (18)        40
        Net decrease in assets held for sale                      41         31
        Net decrease in accrued income receivable                 20         64
        Net decrease in accrued expenses                         (18)      (130)
        Other, net                                              (294)       (20)
                                                             -------    -------
           Total adjustments                                      20        176
                                                             -------    -------
           Net cash provided by
                   operating activities                          395        478

INVESTING ACTIVITIES:
    Net increase in interest-bearing
       deposits with banks                                       (35)       (29)
    Net decrease in federal funds sold
       and securities purchased under agreements
       to resell                                                 240      1,431
    Proceeds from sale of investment securities
      available for sale                                         265      2,231
    Proceeds from maturity of investment
      securities available for sale                              806        612
    Purchases of investment securities
      available for sale                                      (1,196)    (3,099)
    Net increase in loans                                        (67)    (1,023)
    Fixed assets, net                                            (30)       (25)
    Purchase of bank-owned life insurance                         (8)      (107)
    Net increase in customers' liability on
        acceptances outstanding                                   (2)        (1)
                                                             -------    -------
            Net cash used in
              investing activities                               (27)       (10)

FINANCING ACTIVITIES:
    Net increase in deposits                                     619      3,181
    Net decrease in short-term borrowings                     (1,231)      (666)
    Net increase in acceptances outstanding                        2          1
    Proceeds from issuance of medium- and
      long-term debt                                             971        225
    Repayments and purchases of medium- and
      long-term debt                                            (600)    (3,222)
    Proceeds from issuance of common stock
      and other capital transactions                              43         49
    Purchase of common stock                                    (186)       (53)
    Dividends paid                                              (163)      (150)
                                                             -------    -------
           Net cash used in financing
                   activities                                   (545)      (635)
                                                             -------    -------
Net decrease in cash and due from banks                         (177)      (167)
Cash and due from banks at beginning of period                 1,925      1,931
                                                             -------    -------
Cash and due from banks at end of period                     $ 1,748    $ 1,764
                                                             =======    =======
Interest paid                                                $   352    $   852
                                                             =======    =======
Income taxes paid                                            $   155    $   210
                                                             =======    =======
Noncash investing and financing activities:

Loans transferred to other real estate                       $     6    $     6
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

         As discussed in Note 13, certain financial data in this Form 10-Q/A has been restated. All financial data in this Form 10-Q/A reflects the impact of the restatement.

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

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

         The following summarizes the changes in the allowance for credit losses:

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                     -------------------------
(IN MILLIONS)                                          2002             2001
                                                     --------         --------
Balance at beginning of period                       $    655         $    608
  Charge-offs                                            (156)             (92)
  Recoveries                                               15               20
                                                     --------         --------
Net charge-offs                                          (141)             (72)
Provision for credit losses                               248              109
                                                     --------         --------
Balance at end of period                             $    762         $    645
                                                     ========         ========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 3 - ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

         Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreements. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans include $9 million of loans which were formerly on nonaccrual status, but were restructured and met the requirements to be restored to an accrual basis. These restructured loans are performing in accordance with their modified terms, but, in accordance with impaired loan disclosures, must continue to be disclosed as impaired for the remainder of the calendar year of the restructuring. Impaired loans averaged $632 million and $643 million for the quarter and six months ended June 30, 2002, respectively, compared to $471 million and $439 million for the comparable periods last year. The following presents information regarding the period-end balances of impaired loans:



(IN MILLIONS)                              JUNE 30, 2002     DECEMBER 31, 2001
                                           -------------     -----------------
Total period-end impaired loans                  $629               $674
Less: Loans returned to accrual status
    during the period                               9                 62
                                                 ----               ----
Total period-end nonaccrual business loans       $620               $612

Impaired loans requiring an allowance            $597               $562

Allowance allocated to impaired loans            $209               $228



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


                                                       THREE MONTHS ENDED
(IN MILLIONS,                                                JUNE 30,
                                                     -----------------------
 EXCEPT PER SHARE AMOUNTS)                              2002         2001
                                                     ----------   ----------

Reported net income applicable to common stock         $   161     $    205
Add back: Goodwill amortization, net of tax                 --            7
                                                       -------     --------
Adjusted net income applicable to common stock         $   161     $    212
                                                       =======     ========

Basic net income per common share
         Reported net income applicable to
          common stock                                 $  0.92     $   1.15
         Goodwill amortization, net of tax                  --         0.04
                                                       -------     --------
         Adjusted net income applicable to
          common stock                                 $  0.92     $   1.19
                                                       =======     ========

Diluted net income per common share
         Reported net income applicable to
          common stock                                 $  0.90     $   1.13
         Goodwill amortization, net of tax                  --         0.04
                                                       -------     --------
         Adjusted net income applicable to
          common stock                                 $  0.90     $   1.17
                                                       =======     ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142 (CONTINUED)



                                                             SIX MONTHS ENDED
(IN MILLIONS,                                                    JUNE 30,
                                                         -----------------------
 EXCEPT PER SHARE AMOUNTS)                                  2002         2001
                                                         ----------   ----------

Reported net income applicable to common stock            $   375      $   294
Add back: Goodwill amortization, net of tax                    --           14
                                                          -------      -------
Adjusted net income applicable to common stock            $   375      $   308
                                                          =======      =======

Basic net income per common share
         Reported net income applicable to
          common stock                                    $  2.13      $  1.65
         Goodwill amortization, net of tax                     --         0.08
                                                          -------      -------
         Adjusted net income applicable to
          common stock                                    $  2.13      $  1.73
                                                          =======      =======

Diluted net income per common share
         Reported net income applicable to
          common stock                                    $  2.10      $  1.63
         Goodwill amortization, net of tax                     --         0.08
                                                          -------      -------
         Adjusted net income applicable to
          common stock                                    $  2.10      $  1.71
                                                          =======      =======



         The carrying amount of goodwill at June 30, 2002 was $333 million and was allocated to the Corporation's business segments as follows:


(in millions)
Business Bank    $ 90
Individual Bank    54
Investment Bank   189
                 ----
Total            $333
                 ====



         There were no changes in the carrying amount of goodwill during the six months ended June 30, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 5 - ACQUIRED INTANGIBLE ASSETS



(IN MILLIONS)                 JUNE 30, 2002         DECEMBER 31, 2001         JUNE 30, 2001
                         ----------------------  ----------------------  ----------------------
                          GROSS                   GROSS                   GROSS
AMORTIZED INTANGIBLE     CARRYING  ACCUMULATED   CARRYING  ACCUMULATED   CARRYING  ACCUMULATED
      ASSETS              AMOUNT   AMORTIZATION   AMOUNT   AMORTIZATION   AMOUNT   AMORTIZATION
------------------------ ----------------------  ----------------------  ----------------------

Core deposit intangibles    $28        $24         $27         $22          $27       $21
Other                         6          5           6           5            6         5
                         ----------------------  ----------------------  ----------------------
          Total             $34        $29         $33         $27          $33       $26
                         ======================  ======================  ======================




Aggregate amortization expense for the:
         Three months ended June 30, 2002     $   1
                                              =====
         Six months ended June 30, 2002       $   2
                                              =====
         Year ended December 31, 2001         $   3
                                              =====
         Three months ended June 30, 2001     $   1
                                              =====
         Six months ended June 30, 2001       $   2
                                              =====




Estimated amortization expense for the:
         Year ending December 31, 2002        $   4
         Year ending December 31, 2003            2
         Year ending December 31, 2004            1
         Year ending December 31, 2005            -
         Year ending December 31, 2006            -


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

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME

         Other comprehensive income includes the change in net unrealized gains and losses on investment securities available for sale, the change in the accumulated foreign currency translation adjustment, the change in accumulated gains and losses on cash flow hedges and the change in accumulated minimum pension liability. The Consolidated Statements of Changes in Shareholders' Equity include only combined, net of tax, other comprehensive income. The following presents reconciliations of the components of accumulated other comprehensive income for the six months ended June 30, 2002 and 2001. Total comprehensive income totaled $390 million and $409 million, for the six months ended June 30, 2002 and 2001, respectively, and $259 million and $200 million for the three months ended June 30, 2002 and 2001, respectively.

                                                 SIX MONTHS ENDED
                                                      JUNE 30,
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


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)


                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                            --------------------
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

2001 OPAY Restructuring

         The OPAY restructuring charge included employee termination costs which

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
                               ========    =======   =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 10 - DERIVATIVES AND FOREIGN EXCHANGE CONTRACTS


                                                      JUNE 30, 2002                   DECEMBER 31, 2001
                                            --------------------------------  -----------------------------------
                                          NOTIONAL/                           NOTIONAL/
                                          CONTRACT      UNREALIZED     FAIR   CONTRACT     UNREALIZED     FAIR
                                           AMOUNT     GAINS   LOSSES   VALUE   AMOUNT    GAINS   LOSSES   VALUE
(IN MILLIONS)                                (1)       (2)      (2)     (3)      (1)       (2)     (2)      (3)
                                            --------------------------------  -----------------------------------
RISK MANAGEMENT
Interest rate contracts:
  Swaps                                    $12,765    $546   $  (2)   $ 544    $14,497    $573   $  (2)    $ 571
Foreign exchange contracts:
  Spot, forward and options                    444      26      (3)      23        535      10      (4)        6
  Swaps                                        262       6      (7)      (1)       285       2     (17)      (15)
                                           -------    ----   -----    -----    -------    ----   -----     -----
  Total foreign exchange
    contracts                                  706      32     (10)      22        820      12     (21)       (9)
                                           -------    ----   -----    -----    -------    ----   -----     -----
   Total risk management                    13,471     578     (12)     566     15,317     585     (23)      562

CUSTOMER-INITIATED AND OTHER
Interest rate contracts:
  Caps and floors written                      342       -      (3)      (3)       365       -      (4)       (4)
  Caps and floors purchased                    328       3       -        3        352       4       -         4
  Swaps                                      1,068      17     (16)       1        981      14     (13)        1
                                           -------    ----   -----    -----    -------    ----   -----     -----
  Total interest rate
         contracts                           1,738      20     (19)       1      1,698      18     (17)        1
                                           -------    ----   -----    -----    -------    ----   -----     -----

Foreign exchange contracts:
  Spot, forward and options                  1,959      40     (44)      (4)     2,323      35     (29)        6
  Swaps                                        303       2      (5)      (3)       366       2      (1)        1
                                           -------    ----   -----    -----    -------    ----   -----     -----
  Total foreign exchange
    contracts                                2,262      42     (49)      (7)     2,689      37     (30)        7
                                           -------    ----   -----    -----    -------    ----   -----     -----
   Total customer-initiated
     and other                               4,000      62     (68)      (6)     4,387      55     (47)        8
                                           -------    ----   -----    -----    -------    ----   -----     -----
    Total derivatives and
    foreign exchange contracts             $17,471    $640   $ (80)   $ 560    $19,704    $640   $ (70)    $ 570
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 10 - DERIVATIVES AND FOREIGN EXCHANGE CONTRACTS (CONTINUED)



-----------------------------------------------------------------------------------------------------------------------------------
REMAINING EXPECTED MATURITY OF RISK MANAGEMENT INTEREST RATE SWAPS AS OF JUNE 30, 2002:
(DOLLAR AMOUNTS                                                                                2007-                      DEC. 31,
 IN MILLIONS)               2002        2003        2004         2005            2006           2026       TOTAL           2001
-----------------------------------------------------------------------------------------------------------------------------------
VARIABLE RATE ASSET
DESIGNATION:
  Generic receive
  fixed swaps              $  56       $4,750       $2,000       $1,700          $ 500       $     -     $ 9,006          $11,069

  Weighted average: (1)
    Receive rate            2.87%        8.31%        7.57%        7.46%          5.83%            -%       7.49%            7.68%
    Pay rate                2.15%        3.79%        4.75%        4.75%          1.95%            -%       3.96%            4.07%

FIXED RATE ASSET
DESIGNATION:
  Pay fixed swaps
    Generic                $   4       $    7       $    -       $    -          $   -       $     -     $    11          $    34
    Amortizing                 1            -            -            -              -             -           1                1

  Weighted average: (2)
    Receive rate            2.12%        3.56%           -%           -%             -%            -%       2.98%            2.22%
    Pay rate                3.07%        2.88%           -%           -%             -%            -%       2.97%            2.56%

FIXED RATE DEPOSIT
DESIGNATION:
  Generic receive
  fixed swaps              $ 630       $1,467       $    -       $    -          $   -       $     -     $ 2,097          $ 1,743

  Weighted average: (1)
    Receive rate            4.00%        4.22%           -%           -%             -%        -%           4.15%            4.87%
    Pay rate                1.84%        3.58%           -%           -%             -%        -%           3.06%            2.00%

MEDIUM- AND LONG-TERM
DEBT DESIGNATION:
  Generic receive
  fixed swaps              $ 150       $    -       $    -       $  250          $   -       $ 1,250     $ 1,650          $ 1,650

  Weighted average: (1)
    Receive rate            7.22%           -%           -%        7.04%             -%         6.73%       6.82%            6.82%
    Pay rate                2.24%           -%           -%        1.90%             -%         2.11%       2.09%            2.66%

Total notional amount      $ 841       $6,224       $2,000       $1,950          $ 500       $ 1,250     $12,765          $14,497



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



                                                           CUSTOMER-INITIATED
                                     RISK MANAGEMENT           AND OTHER
                                   ---------------------  ----------------------
                                   INTEREST    FOREIGN    INTEREST     FOREIGN
                                     RATE      EXCHANGE     RATE       EXCHANGE
(IN MILLIONS)                      CONTRACTS   CONTRACTS  CONTRACTS    CONTRACTS
                                   ---------   ---------  ---------    ---------
Balance at December 31, 2001       $ 14,497    $    820    $  1,698    $  2,689
Additions                             2,339       8,529         241      24,186
Maturities/amortizations             (4,071)     (8,643)       (201)    (24,613)
                                   --------    --------    --------    --------

Balance at June 30, 2002           $ 12,765    $    706    $  1,738    $  2,262
                                   ========    ========    ========    ========

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES

NOTE 11 - BUSINESS SEGMENT INFORMATION (CONTINUED)

Six Months Ended June 30,


(DOLLAR AMOUNTS IN          BUSINESS         INDIVIDUAL         INVESTMENT
 MILLIONS)                    BANK              BANK               BANK*
                      ------------------------------------------------------
                          2002     2001      2002    2001      2002     2001**
                      ------------------------------------------------------
Average assets        $ 35,081  $35,815   $ 8,389  $7,780   $   301  $   409
Total revenues (FTE)       891      811       537     536        93       21
Net income (loss)          245      261       140     139         1      (55)

Return on average
  assets                  1.40%    1.46%     1.42%   1.45%     0.79%  (25.16)%
Return on average
  common equity          16.17%   20.17%    28.51%  30.85%     1.25%  (39.70)%


                             FINANCE             OTHER             TOTAL
                       -----------------------------------------------------
                          2002     2001      2002    2001      2002     2001
                       -----------------------------------------------------
Average assets         $ 4,691   $3,916   $ 1,846 $ 1,439   $50,308  $49,359
Total revenues (FTE)       (24)      55         4       6     1,501    1,429
Net income (loss)          (17)      29         6     (72)      375      302

Return on average
  assets                 (0.19)%   0.36%      N/M     N/M      1.49%    1.22%
Return on average
  common equity          (3.84)%   9.19%      N/M     N/M     15.45%   13.20%




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

NOTE 13 - RESTATEMENT OF PREVIOUSLY REPORTED RESULTS OF OPERATIONS

         The Corporation restated earnings to reflect additional provision for credit losses of $40 million ($26 million after-tax) and $22 million of additional net charge-offs. Including the related effect of lower incentive compensation of $5 million ($3 million after-tax), second quarter 2002 earnings are reduced to $161 million, or $0.90 per diluted share, compared to previously reported earnings of $184 million, or $1.03 per diluted share. The additional provision and charge-offs related to the second quarter of 2002 were determined during a recent subsidiary regulatory examination.

         The table below provides a reconcilement reflecting adjustments, net of tax, of net income and earnings per share for the three and six month periods ended June 30, 2002. Accordingly, capital has been adjusted for the adjustment to net income. The table also indicates the additional charge-offs during the period and selected pertinent balances, both as reported and as restated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES

NOTE 13 - RESTATEMENT OF PREVIOUSLY REPORTED RESULTS OF OPERATIONS (CONTINUED)



                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
(IN MILLIONS,                                             JUNE 30,            JUNE 30,
 EXCEPT PER SHARE DATA)                                     2002                2002
                                                            ----                ----
Net income, as reported                                    $ 184               $ 398
Increase to the provision for
     credit losses, net of tax                               (26)                (26)
Reduction in salaries and benefits,
     net of tax                                                3                   3
                                                           -----               -----
Net income, as restated                                    $ 161               $ 375
                                                           =====               =====

Earnings per share - basic
     As reported                                           $1.05               $2.26
     As restated                                           $0.92               $2.13

Earnings per share - diluted
     As reported                                           $1.03               $2.23
     As restated                                           $0.90               $2.10

Loan charge-offs, net of recoveries
     As reported                                           $  59               $ 119
     As restated                                           $  81               $ 141


                                                                           AT JUNE 30,
(IN MILLIONS)                                                                  2002
                                                                               ----
Total loans
     As reported                                                             $41,174
     As restated                                                             $41,152

Allowance for credit losses
     As reported                                                             $   744
     As restated                                                             $   762

Net loans
     As reported                                                             $40,430
     As restated                                                             $40,390

Liabilities
     As reported                                                             $45,687
     As restated                                                             $45,670

Shareholders' equity
     As reported                                                             $ 4,915
     As restated                                                             $ 4,892


ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Restatement of Operating Results

        The Corporation restated earnings to reflect additional provision for credit losses of $40 million ($26 million after-tax) and $22 million of additional net charge-offs. Including the related effect of lower incentive compensation of $5 million ($3 million after-tax), second quarter 2002 earnings are reduced to $161 million, or $0.90 per diluted share, compared to previously reported earnings of $184 million, or $1.03 per diluted share. The additional provision and charge-offs related to the second quarter of 2002 were determined during a recent subsidiary regulatory examination.

Results of Operations

         Net income for the quarter ended June 30, 2002, was $161 million, down $47 million, or 23 percent, from $208 million reported for the second quarter of 2001. Quarterly diluted net income per share decreased to $0.90 from $1.13 a year ago. Return on average common shareholders' equity was 13.11 percent and return on average assets was 1.26 percent, compared to 18.21 percent and 1.69 percent, respectively, for the comparable quarter last year. Included in second quarter 2002 earnings is an incremental charge of $55 million ($36 million after-tax, or $0.20 per diluted share) related to the Corporation's Argentine exposure. Of this charge, $45 million was recorded as provision for credit losses, with the remainder recorded as a write-down of securities. Excluding this charge, net income was $197 million in the second quarter, or $1.10 per diluted share, while return on average common equity and return on average assets were 16.05 percent and 1.55 percent, respectively. Excluding Imperial restructuring charges in the second quarter of 2001, net income was $216 million, or $1.18 per diluted share. Return on average common equity and return on average assets for the quarter ended June 30, 2001, excluding these charges, were 18.94 percent and 1.75 percent, respectively.

         Net income for the first six months of 2002 was $2.10 per diluted share, or $375 million, compared to $1.63 per diluted share, or $302 million, for the same period in 2001, increases of 29 percent and 24 percent, respectively. Return on average common shareholders' equity was 15.45 percent and return on average assets was 1.49 percent for the first six months of 2002, compared to 13.20 percent and 1.22 percent, respectively, for the first six months of 2001. Excluding the effects of the Argentine charge, net income for the six months ended June 30, 2002 was $411 million, or $2.30 per diluted share, while return on average common equity and return on average assets were 16.94 percent and 1.63 percent, respectively. Excluding the Imperial restructuring charges and the effect of a one-time charge related to long-term incentive plans at an unconsolidated subsidiary in the first half of 2001, net income was $2.39 per diluted share, or $439 million. Excluding these charges, Comerica's return on average common equity was 19.39 percent and return on average assets was 1.78 percent, for the first six months of 2001.

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

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)



                                                     THREE MONTHS ENDED
                                 -------------------------------------------------------------
                                        JUNE 30, 2002                   JUNE 30, 2001
                                 ----------------------------   ------------------------------
(DOLLAR AMOUNTS                  AVERAGE              AVERAGE    AVERAGE              AVERAGE
 IN MILLIONS)                    BALANCE   INTEREST     RATE     BALANCE   INTEREST     RATE
                                 -------------------------------------------------------------
Loans                            $42,037       $634      6.05%   $41,751       $815      7.82%
Investment securities (1)          4,419         65      5.91      3,490         55      6.41
Short-term investments               446          7      5.74        299          6      6.71
                                 -------------------------------------------------------------
   Total earning assets           46,902        706      6.04     45,540        876      7.71

Interest-bearing deposits         25,874        122      1.88     25,008        243      3.91
Short-term borrowings              2,319         11      1.96      2,213         25      4.41
Medium- and long-term debt         6,249         41      2.59      6,449         79      4.94
                                 -------------------------------------------------------------
   Total interest-bearing
     sources                     $34,442        174      2.01    $33,670        347      4.14
                                               ---------------                 ---------------

Net interest income/
  rate spread (FTE)                            $532      4.03                  $529      3.57
                                               ====                            ====

FTE adjustment                                 $  1                            $  1
                                               ====                            ====

Impact of net interest-free
  sources of funds                                       0.53                            1.08
                                                         -----                           -----
Net interest margin as a percent of
  average earning assets (FTE)                           4.56%                           4.65%
                                                         =====                           =====

(1) The average rate for investment securities was computed using average historical cost.


                                                 THREE MONTHS ENDED
                                            JUNE 30, 2002/JUNE 30, 2001
                                        -------------------------------------
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

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)


                                                       SIX MONTHS ENDED
                                 -------------------------------------------------------------
                                        JUNE 30, 2002                   JUNE 30, 2001
                                 ----------------------------   ------------------------------
(DOLLAR AMOUNTS                  AVERAGE              AVERAGE    AVERAGE              AVERAGE
 IN MILLIONS)                    BALANCE   INTEREST     RATE     BALANCE   INTEREST     RATE
                                 -------------------------------------------------------------
Loans                            $41,641     $1,280      6.20%   $41,427     $1,680      8.18%
Investment securities (1)          4,309        126      5.90      3,685        121      6.59
Short-term investments               454         13      5.68        465         16      6.73
                                 -------------------------------------------------------------
   Total earning assets           46,404      1,419      6.16     45,577      1,817      8.03

Interest-bearing deposits         25,514        244      1.92     24,590        515      4.23
Short-term borrowings              2,414         22      1.91      2,392         64      5.37
Medium- and long-term debt         5,987         80      2.66      7,085        196      5.59
                                 -------------------------------------------------------------
   Total interest-bearing
     sources                     $33,915        346      2.05    $34,067        775      4.59
                                             -----------------               -----------------

Net interest income/
  rate spread (FTE)                          $1,073      4.11                $1,042      3.44
                                             ======                          ======

FTE adjustment                               $    2                          $    2
                                             ======                          ======

Impact of net interest-free
  sources of funds                                       0.55                            1.16
                                                         -----                           -----
Net interest margin as a percent of
  average earning assets (FTE)                           4.66%                           4.60%
                                                         =====                           =====



(1) The average rate for investment securities was computed using average historical cost.


                                                    SIX MONTHS ENDED
                                             JUNE 30, 2002/JUNE 30, 2001
                                        -------------------------------------
                                         INCREASE      INCREASE
                                        (DECREASE)    (DECREASE)       NET
                                          DUE TO        DUE TO       INCREASE
(IN MILLIONS)                              RATE         VOLUME*     (DECREASE)
                                        ----------    ----------    ----------
Loans                                     $(402)         $  2         $(400)
Investment securities                       (13)           18             5
Short-term investments                       (6)            3            (3)
                                        -----------------------------------
   Total earning assets                    (421)           23          (398)

Interest-bearing deposits                  (270)           (1)         (271)
Short-term borrowings                       (42)            -           (42)
Medium- and long-term debt                 (102)          (14)         (116)
                                        -----------------------------------
   Total interest-bearing sources          (414)          (15)         (429)
                                        -----------------------------------

Net interest income/rate spread (FTE)     $  (7)         $ 38         $  31
                                        ===================================

* Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

         The provision for credit losses was $173 million for the second quarter of 2002, compared to $37 million for the same period in 2001. The provision for the first six months of 2002 was $248 million compared to $109 million for the same period in 2001. The Corporation establishes this provision to maintain an adequate allowance for credit losses, which is discussed in the section entitled "Allowance for Credit Losses and Nonperforming Assets." Included in the second quarter 2002 provision is $45 million to increase reserves recorded in response to a U.S. bank regulatory directive related to Argentina. Included in the provision for the first six months of 2001 is a $25 million merger-related charge to conform the credit policies of Imperial with Comerica.

Noninterest Income

         Noninterest income was $222 million for the three months ended June 30, 2002, an increase of $10 million, or five percent, over the same period in 2001. Included in second quarter 2002 noninterest income is a loss on securities of $10 million related to the write-down of Argentine securities. The Corporation also recognized an incremental $9 million of non-taxable proceeds from bank-owned life insurance policies in the second quarter of 2002 from the death of an executive. Excluding the effects of the large unusual items noted above, other gains and losses on securities, warrant income and divestitures, noninterest income increased $10 million, or five percent, over the same period last year. Non-investment market-related fees, consisting of service charges, commercial lending fees and letter of credit fees, increased $12 million, or 14 percent, on a combined basis when compared with the second quarter of 2001. Investment advisory revenue from the Corporation's Munder subsidiary decreased $5 million from the comparable quarter last year. This decrease was a result of the decline in equity markets, particularly technology-related stocks, from the second quarter of last year.

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

Noninterest Expenses

         Noninterest expenses were $343 million for the quarter ended June 30, 2002, a decrease of $39 million, or 10 percent, from the comparable quarter in 2001. Noninterest expenses in the second quarter of 2001 included merger-related and restructuring costs related to the Imperial Bancorp acquisition of $15 million and goodwill amortization of $8 million. Goodwill amortization was discontinued January 1, 2002, as a result of new accounting rules. Excluding these items and the impact of divestitures, noninterest expenses in the second quarter of 2002 decreased by $14 million, or four percent, over the same period in 2001. Contributing to this decline was savings in salaries and benefits of $9 million, primarily from reduced revenue-related incentives.

         For the six months ended June 30, 2002, noninterest expenses were $690 million, a decrease of $149 million, or 18 percent, from the comparable period of 2001. Included in the first six months of 2001 were restructuring charges of $109 million and $5 million of minority interest that resulted from recording the minority interest holders' share of the long-term incentive plan charge discussed in noninterest income above. Also affecting the first six months of 2001 was $16 million in goodwill amortization. Excluding these items and the impact of divestitures, noninterest expenses in the first half of 2002 decreased by $22 million, or three percent, over the same period in 2001. This decrease is primarily attributed to the same factors cited in the quarterly discussion with savings in salaries and benefits of $14 million.

Provision for Income Taxes

         The provision for income taxes for the second quarter of 2002 totaled $76 million, compared to $113 million reported for the same period a year ago. The effective tax rate was 32 percent for the second quarter of 2002, compared to 35 percent for the same quarter of 2001. The provision for the first six months of 2002 was $188 million compared to $179 million for the same period of 2001. The effective tax rate was 33 percent for the first six months of 2002 and 37 percent for the first six months of 2001. The effective tax rate in the first six months of 2002 was impacted by increased non-taxable revenue on bank-owned life insurance policies. The effective tax rate in the first six months of 2001 was affected by adjustments in the first quarter to Imperial's tax liabilities at the merger date, partially offset by a $7 million tax benefit related to the Imperial acquisition that was immediately recognizable, but only after Imperial became part of Comerica.

Financial Condition

         Total assets were $50.6 billion at June 30, 2002, compared with $50.7 billion at year-end 2001 and $49.3 billion at June 30, 2001. The Corporation has experienced a decline (less than one percent) in total loans since December 31, 2001. Management believes that this decline reflects the cautiousness of borrowers in an uncertain economy.

         Total liabilities decreased $255 million, or one percent, since December 31, 2001, to $45.7 billion. Total deposits increased two percent to $38.2 billion at June 30, 2002, from $37.6 billion at year-end 2001 due to growth in noninterest-bearing deposits. Medium- and long-term debt increased $418 million to $5.9 billion at June 30, 2002. These increases were offset in short-term borrowings, which decreased $1.2 billion since December 31, 2001, to $755 million at June 30, 2002.

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

INTERNATIONAL CROSS-BORDER RISK


                                       OUTSTANDINGS
                   --------------------------------------------------------------
                    GOVERNMENTS     BANKS AND    COMMERCIAL            AFTER RISK
                   AND OFFICIAL  OTHER FINANCIAL        AND            MITIGATING
(IN MILLIONS)      INSTITUTIONS   INSTITUTIONS   INDUSTRIAL    TOTAL    PRACTICES
---------------------------------------------------------------------------------
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



       TOTAL EXPOSURE (INCLUDING UNFUNDED COMMITMENTS AND LETTERS OF CREDIT)

                                                                   AFTER RISK
                                                                   MITIGATING
(IN MILLIONS)                                              TOTAL    PRACTICES
---------------------------------------------------------------------------------
Mexico
 June 30, 2002                                            $1,333      $1,017
 December 31, 2001                                         1,329         938

Brazil
 June 30, 2002                                            $  686      $  530
 December 31, 2001                                           712         566


Allowance for Credit Losses and Nonperforming Assets

         The allowance for credit losses represents management's assessment of probable losses inherent in the Corporation's loan portfolio, including all binding commitments to lend. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent but that have not been specifically identified. The Corporation allocates the allowance for credit losses to each loan category based on a defined methodology which has been in use, without material change, for several years. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the senior management of the Credit Policy Group. The Corporation defines business loans as those belonging to the commercial, international, real estate construction, commercial mortgage and lease financing categories. The Corporation performs a detailed credit quality review quarterly on large business loans which have deteriorated below certain levels of credit risk and allocates a specific portion of the allowance to such loans based upon this review. The portion of the allowance allocated to the remaining business loans is determined by applying projected loss ratios to each risk rating based on numerous factors identified below. The portion of the allowance allocated to consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts. The allocated allowance was $621 million at June 30, 2002, an increase of $75 million from year-end 2001. This increase was primarily attributable to the $45 million of reserves provided during the second quarter of 2002 in response to a U.S. bank regulatory directive related to the Corporation's Argentine exposure and an increase in allocation to business loans, which were not individually evaluated for impairment at June 30, 2002.

         Actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of historical loss ratios. An unallocated allowance is maintained to capture these probable losses. The unallocated portion of the loss reserve reflects management's view that the reserve should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgement. Factors which were considered in the evaluation of the adequacy of the Corporation's unallocated reserve include portfolio exposures to the healthcare, high technology and energy industries, as well as Latin American transfer risks and the risk associated with new customer relationships. The unallocated allowance was $141 million at June 30, 2002, an increase of $32 million from

December 31, 2001.

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

         At June 30, 2002, the allowance for credit losses was $762 million, an increase of $107 million since December 31, 2001. The allowance as a percentage of total loans was 1.85 percent, compared to 1.59 percent at December 31, 2001. As a percentage of nonperforming assets, the allowance was 119 percent at June 30, 2002, versus 105 percent at year-end 2001.

         Net charge-offs for the second quarter of 2002 were $81 million, or
0.78 percent of average total loans, compared with $37 million, or 0.35 percent, for the second quarter of 2001. Nonperforming assets increased $11 million, or two percent, since December 31, 2001, and were categorized as follows:

                                                                   JUNE 30,                  DECEMBER 31,
(IN MILLIONS)                                                        2002                        2001
                                                                 ------------                ------------
Nonaccrual loans:
           Commercial                                                 $467                       $467
           International                                               118                        109
           Real estate construction                                     18                         10
           Commercial mortgage                                          14                         18
           Residential mortgage                                          -                          -
           Consumer                                                      3                          5
           Lease financing                                               3                          8
                                                                      ----                       ----
             Total nonaccrual loans                                    623                        617
Reduced-rate loans                                                     --                         --
                                                                      ----                       ----
             Total nonperforming loans                                 623                        617
Other real estate                                                       11                         10
Nonaccrual debt securities                                               4                        --
                                                                      ----                       ----
             Total nonperforming assets                               $638                       $627
                                                                      ====                       ====

Loans past due 90 days or more                                        $ 66                       $ 44
                                                                      ====                       ====


         Loans to customers in the entertainment industry comprised 10 percent of nonperforming loans at June 30, 2002, and was the only industry classification comprising more than 10 percent of nonperforming loans. Five credits in excess of $10 million were added to nonperforming loans during the second quarter 2002, the largest of which was an automotive industry loan totaling $16 million. Approximately 34 percent of total nonperforming loans at June 30, 2002 were Shared National Credit Program (SNC) loans. SNC loans are large credits shared by multiple financial institutions and reviewed by regulatory authorities at the lead or agent bank level. These loans comprised approximately 20 percent of total loans at June 30, 2002. Nonperforming assets as a percentage of total loans and other real estate were 1.55 percent at June 30, 2002 and 1.52 percent at December 31, 2001.

Capital

         Common shareholders' equity increased $67 million from December 31, 2001 to June 30, 2002, excluding other comprehensive income. The increase was primarily due to the retention of $207 million of current year earnings. The effect of employee stock plan activity, which increased common shareholders' equity $43 million, partially offset the decrease in equity of $186 million that resulted from repurchasing approximately 3.1 million shares of common stock during the first six months of 2002.

         Capital ratios exceed minimum regulatory requirements as follows:

                                                                   JUNE 30,      DECEMBER 31,
                                                                     2002            2001
                                                                 -----------     ------------
Tier 1 common capital ratio                                          7.46%           7.30%
Tier 1 risk-based capital ratio (4.00% - minimum)                    8.14            7.98
Total risk-based capital ratio (8.00% - minimum)                    11.93           11.70
Leverage ratio (3.00% - minimum)                                     9.40            9.36

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

                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Ralph W. Babb, Jr., Chairman, President and Chief Executive Officer of Comerica Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A for the period ended June 30, 2002 of Comerica Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

October 2, 2002                  /s/ Ralph W. Babb, Jr.
                                 -------------------------------------
                                 Ralph W. Babb, Jr.
                                 Chairman, President and Chief Executive Officer

                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Elizabeth S. Acton, Chief Financial Officer of Comerica Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A for the period ended June 30, 2002 of Comerica Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

October 2, 2002                               /s/ Elizabeth S. Acton
                                              ----------------------------------
                                              Elizabeth S. Acton
                                              Chief Financial Officer

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

                                      COMERICA INCORPORATED
                                      (Registrant)


                                      /s/ Elizabeth S. Acton
                                      -----------------------------------------
                                      Elizabeth S. Acton
                                      Chief Financial Officer


                                      /s/ Marvin J. Elenbaas
                                      -----------------------------------------
                                      Marvin J. Elenbaas
                                      Senior Vice President and Controller
                                      (Principal Accounting Officer)



Date: October 2, 2002

Exhibit No.     Exhibit Description
-----------     -------------------

(11)            Statement re: Computation of Net Income Per Common Share

(99.1)          CEO Certification of Periodic Report

(99.2)          CFO Certification of Periodic Report