Form 10-Q
period 2002-09-30
COMERICA INC /NEW/
filed 2002-11-14
CIK 28412

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2002
                               ------------------------------

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

         $5 par value common stock:
             Outstanding as of October 31, 2002: 174,713,000 shares

                     COMERICA INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets at September 30, 2002 (unaudited), December 31, 2001 and September 30, 2001 (unaudited).............................................3

Consolidated Statements of Income for the nine months and three months ended September 30, 2002 and 2001 (unaudited)..................................4

Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2002 and 2001 (unaudited)...........................5

Consolidated Statements of Cash Flows for the nine months ended September 30,
         2002 and 2001 (unaudited)......................................................6

Notes to Consolidated Financial Statements (unaudited)..................................7


ITEM 2. Management's Discussion and Analysis of Results of Operations
         and Financial Condition.......................................................27

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.....................46

ITEM 4. Controls and Procedures........................................................47



                           PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings..............................................................49

ITEM 5. Other Information..............................................................50

ITEM 6. Exhibits and Reports on Form 8-K...............................................51

Signatures.............................................................................52


CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries


                                            September 30,      December 31,    September 30,
(in millions, except share data)                 2002              2001             2001
                                            -------------      ------------    -------------
                                             (unaudited)                        (unaudited)
ASSETS
Cash and due from banks                        $  2,171          $  1,925          $  2,160

Short-term investments                            1,880             1,079               388

Investment securities available
  for sale                                        4,486             4,291             4,206

Commercial loans                                 24,658            25,176            25,198
International loans                               2,875             3,015             2,948
Real estate construction loans                    3,446             3,258             3,161
Commercial mortgage loans                         7,034             6,267             5,794
Residential mortgage loans                          747               779               808
Consumer loans                                    1,541             1,484             1,509
Lease financing                                   1,288             1,217             1,147
                                             ----------        ----------        ----------
    Total loans                                  41,589            41,196            40,565

Less allowance for credit losses                   (789)             (655)             (645)
                                             ----------        ----------        ----------
     Net loans                                   40,800            40,541            39,920

Premises and equipment                              356               353               350
Customers' liability on acceptances
  outstanding                                        37                29                33
Accrued income and other assets                   2,836             2,514             2,676
                                             ----------        ----------        ----------
    TOTAL ASSETS                               $ 52,566          $ 50,732          $ 49,733
                                             ==========        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits                   $ 15,815          $ 12,596          $ 11,717
Interest-bearing deposits                        24,834            24,974            25,417
                                             ----------        ----------        ----------
    Total deposits                               40,649            37,570            37,134

Short-term borrowings                               689             1,986             1,347
Acceptances outstanding                              37                29                33
Accrued expenses and other
  liabilities                                       834               837               870
Medium- and long-term debt                        5,487             5,503             5,551
                                             ----------        ----------        ----------
    Total liabilities                            47,696            45,925            44,935

Common stock - $5 par value:
  Authorized - 325,000,000 shares
  Issued - 178,749,198 shares at
     9/30/02, 12/31/01 and 9/30/01                  894               894               894
Capital surplus                                     356               336               334
Unearned employee stock ownership
  plan - 131,954 shares at 12/31/01
  and 145,444 shares at 9/30/01                      --                (5)               (6)
Accumulated other comprehensive income              292               225               286
Retained earnings                                 3,565             3,448             3,329
Less cost of common stock in
  treasury - 4,059,307 shares at 9/30/02,
  1,674,659 shares at 12/31/01 and
  687,940 shares at 9/30/01                        (237)              (91)              (39)
                                             ----------        ----------        ----------
    Total shareholders' equity                    4,870             4,807             4,798
                                             ----------        ----------        ----------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                     $ 52,566          $ 50,732          $ 49,733
                                             ==========        ==========        ==========




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Comerica Incorporated and Subsidiaries



                                                          Three Months Ended
                                                             September 30,
                                                       ------------------------
(in millions, except per share data)                     2002            2001
                                                       --------        --------
INTEREST INCOME
Interest and fees on loans                             $    625        $    758
Interest on investment securities                            63              62
Interest on short-term investments                            6               3
                                                       --------        --------
    Total interest income                                   694             823

INTEREST EXPENSE
Interest on deposits                                        119             214
Interest on short-term borrowings                            11              26
Interest on medium- and long-term debt                       36              57
                                                       --------        --------
    Total interest expense                                  166             297
                                                       --------        --------
    Net interest income                                     528             526
Provision for credit losses                                 285              58
                                                       --------        --------
    Net interest income after provision
      for credit losses                                     243             468

NONINTEREST INCOME
Service charges on deposit accounts                          56              54
Fiduciary income                                             42              45
Commercial lending fees                                      16              18
Letter of credit fees                                        16              15
Brokerage fees                                                9              11
Investment advisory revenue, net                              2              (3)
Bank-owned life insurance                                    15               9
Equity in earnings of unconsolidated subsidiaries             3               4
Warrant income                                                1               -
Securities gains/(losses)                                    (6)              -
Net gain on sales of businesses                              12              21
Other noninterest income                                     50              50
                                                       --------        --------
    Total noninterest income                                216             224

NONINTEREST EXPENSES
Salaries and employee benefits                              214             207
Net occupancy expense                                        31              28
Equipment expense                                            15              16
Outside processing fee expense                               16              15
Customer services                                             4              10
Goodwill impairment                                          86               -
Restructuring charge                                          -              18
Other noninterest expenses                                   67              79
                                                       --------        --------
    Total noninterest expenses                              433             373
                                                       --------        --------
Income before income taxes                                   26             319
Provision for income taxes                                    2             110
                                                       --------        --------
NET INCOME                                             $     24        $    209
                                                       ========        ========
Net income applicable to common stock                  $     24        $    205
                                                       ========        ========

Basic net income per common share                      $   0.14        $   1.16
Diluted net income per common share                    $   0.14        $   1.14

Cash dividends declared on common stock                $     84        $     78
Dividends per common share                             $   0.48        $   0.44




See notes to consolidated financial statements.














CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Comerica Incorporated and Subsidiaries



                                                            Nine Months Ended
                                                              September 30,
                                                       ------------------------
(in millions, except per share data)                     2002            2001
                                                       --------        --------
INTEREST INCOME
Interest and fees on loans                             $  1,904        $  2,437
Interest on investment securities                           188             182
Interest on short-term investments                           19              19
                                                       --------        --------
    Total interest income                                 2,111           2,638

INTEREST EXPENSE
Interest on deposits                                        363             729
Interest on short-term borrowings                            33              90
Interest on medium- and long-term debt                      116             253
                                                       --------        --------
    Total interest expense                                  512           1,072
                                                       --------        --------
    Net interest income                                   1,599           1,566
Provision for credit losses                                 533             167
                                                       --------        --------
    Net interest income after provision
      for credit losses                                   1,066           1,399

NONINTEREST INCOME
Service charges on deposit accounts                         169             156
Fiduciary income                                            130             136
Commercial lending fees                                      50              46
Letter of credit fees                                        45              43
Brokerage fees                                               29              34
Investment advisory revenue, net                             21               1
Bank-owned life insurance                                    44              25
Equity in earnings of unconsolidated subsidiaries             7             (46)
Warrant income                                                5               4
Securities gains/(losses)                                   (16)             23
Net gain on sales of businesses                              12              21
Other noninterest income                                    150             170
                                                       --------        --------
    Total noninterest income                                646             613

NONINTEREST EXPENSES
Salaries and employee benefits                              630             633
Net occupancy expense                                        92              86
Equipment expense                                            48              53
Outside processing fee expense                               47              45
Customer services                                            19              30
Goodwill impairment                                          86               -
Restructuring charge                                          -             127
Other noninterest expenses                                  207             238
                                                       --------        --------
    Total noninterest expenses                            1,129           1,212
                                                       --------        --------
Income before income taxes                                  583             800
Provision for income taxes                                  188             289
                                                       --------        --------
NET INCOME                                             $    395        $    511
                                                       ========        ========
Net income applicable to common stock                  $    395        $    499
                                                       ========        ========

Basic net income per common share                      $   2.25        $   2.81
Diluted net income per common share                    $   2.22        $   2.77

Cash dividends declared on common stock                $    252        $    235
Dividends per common share                             $   1.44        $   1.32


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) Comerica Incorporated and Subsidiaries

                                                                    Unearned
                               Nonredeem-                           Employee      Accumulated
                                 able                                Stock           Other
(in millions, except           Preferred     Common    Capital      Ownership    Comprehensive
  share data)                    Stock        Stock    Surplus     Plan Shares      Income
                               ---------    --------   --------    ----------     -----------
BALANCE AT JANUARY 1, 2001     $     250    $    888   $    287    $       (7)    $        12
Net income                             -           -          -             -               -
Other comprehensive income,
  net of tax                           -           -          -             -             274

Total comprehensive income             -           -          -             -               -
Redemption of preferred stock       (250)          -          -             -               -
Cash dividends declared:
  Preferred stock                      -           -          -             -               -
  Common stock                         -           -          -             -               -
Purchase of 1,140,800 shares
  of common stock                      -           -          -             -               -
Net issuance of common stock
  under employee stock plans           -           6         34             1               -
Recognition of stock based
  compensation expense                 -           -         13             -               -
                               ---------    --------   --------    ----------     -----------
BALANCE AT SEPTEMBER 30, 2001  $       -    $    894   $    334    $       (6)    $       286
                               =========    ========   ========    ==========     ===========

BALANCE AT JANUARY 1, 2002     $       -    $    894   $    336    $       (5)    $       225
Net income                             -           -          -             -               -
Other comprehensive income,
  net of tax                           -           -          -             -              67

Total comprehensive income             -           -          -             -               -
Cash dividends declared
  on common stock                      -           -          -             -               -
Purchase of 3,536,300 shares
  of common stock                      -           -          -             -               -
Net issuance of common stock
  under employee stock plans           -           -          5             5               -
Recognition of stock based
  compensation expense                 -           -         15             -               -
                               ---------    --------   --------    ----------     -----------
BALANCE AT SEPTEMBER 30, 2002  $       -    $    894   $    356    $        -     $       292
                               =========    ========   ========    ==========     ===========


See notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
(continued)
Comerica Incorporated and Subsidiaries


                                                                               Total
(in millions, except                           Retained     Treasury      Shareholders'
  share data)                                  Earnings       Stock          Equity
                                              ----------    ---------     ------------
BALANCE AT JANUARY 1, 2001                   $     3,086    $     (16)    $      4,500
Net income                                           511            -              511
Other comprehensive income,
  net of tax                                           -            -              274
                                                                          ------------
Total comprehensive income                             -            -              785
Redemption of preferred stock                          -            -             (250)
Cash dividends declared:
  Preferred stock                                    (12)           -              (12)
  Common stock                                      (235)           -             (235)
Purchase of 1,140,800 shares
  of common stock                                      -          (65)             (65)
Net issuance of common stock
  under employee stock plans                         (21)          42               62
Recognition of stock based
  compensation expense                                 -            -               13
                                             -----------    ---------     ------------
BALANCE AT SEPTEMBER 30, 2001                $     3,329    $     (39)    $      4,798
                                             ===========    =========     ============

BALANCE AT JANUARY 1, 2002                   $     3,448    $     (91)    $      4,807
Net income                                           395            -              395
Other comprehensive income,
  net of tax                                           -            -               67
                                                                          ------------
Total comprehensive income                             -            -              462
Cash dividends declared
  on common stock                                   (252)           -             (252)
Purchase of 3,536,300 shares
  of common stock                                      -         (210)            (210)
Net issuance of common stock
  under employee stock plans                         (26)          64               48
Recognition of stock based
  compensation expense                                 -            -               15
                                              ----------    ---------     ------------
BALANCE AT SEPTEMBER 30, 2002                 $    3,565    $    (237)    $      4,870
                                              ==========    =========     ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

                                                                  Nine Months Ended
                                                                    September 30,
                                                             --------------------------
(in millions)                                                   2002            2001
                                                             -----------    -----------
OPERATING ACTIVITIES:
   Net income                                                $   395         $   511
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for credit losses                               533             167
       Depreciation                                               43              48
       Net amortization of intangibles                             3              26
       Merger-related and restructuring charges                   (8)             59
       (Gain)loss on investment securities available
           for sale                                               16             (23)
       Contribution to pension plan fund                         (74)            (37)
       Goodwill impairment                                        86              --
       Net (increase) decrease in trading
           account securities                                     50             (25)
       Net decrease in assets held for sale                        4              27
       Net decrease in accrued income receivable                  30             107
       Net (increase) decrease in accrued expenses              (150)             40
       Net gain on sales of businesses                           (12)            (21)
       Other, net                                                 30            (134)
                                                             -------         -------
          Total adjustments                                      551             234
                                                             -------         -------
           Net cash provided by
              operating activities                               946             745

INVESTING ACTIVITIES:
Net (increase) decrease in short-term
  investments                                                   (739)          1,340
Proceeds from sale of investment securities
  available for sale                                             384           2,330
Proceeds from maturity of investment
  securities available for sale                                1,250             912
Purchases of investment securities
  available for sale                                          (1,855)         (3,620)
Net increase in loans                                           (895)           (524)
Fixed assets, net                                                (51)            (34)
Purchase of bank-owned life insurance                             (8)           (107)
Net increase in customers' liability on
  acceptances outstanding                                         (8)             (7)
Net cash provided by acquisitions/sales                            8              21
                                                             -------         -------
            Net cash provided by (used in)
            investing activities                              (1,914)            311

FINANCING ACTIVITIES:
Net increase in deposits                                       3,084           3,261
Net decrease in short-term borrowings                         (1,296)           (746)
Net increase in acceptances outstanding                            8               7
Proceeds from issuance of medium- and
  long-term debt                                               1,101           1,125
Repayments and purchases of medium- and
  long-term debt                                              (1,282)         (3,985)
Redemption of preferred stock                                     --            (250)
Proceeds from issuance of common stock
  and other capital transactions                                  56              62
Purchase of common stock                                        (210)            (65)
Dividends paid                                                  (247)           (236)
                                                             -------         -------
           Net cash provided by (used in)
              financing activities                             1,214            (827)
                                                             -------         -------
Net increase in cash and due from banks                          246             229
Cash and due from banks at beginning of period                 1,925           1,931
                                                             -------         -------
Cash and due from banks at end of period                     $ 2,171         $ 2,160
                                                             =======         =======
Interest paid                                                $   527         $ 1,172
                                                             =======         =======
Income taxes paid                                            $   244         $   218
                                                             =======         =======
Noncash investing and financing activities:
      Loans transferred to other real estate                 $     8         $    10
      Loans transferred to loans held for sale                   116              --
                                                             =======         =======


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Comerica Incorporated and Subsidiaries (the "Corporation") on Form 10-K for the year ended December 31, 2001.
         Comerica merged with Imperial Bancorp (Imperial), a $7 billion (assets) bank holding company, in the first quarter of 2001, in a transaction accounted for as a pooling of interests.
         The Corporation uses derivative financial instruments, including foreign exchange contracts, to manage the Corporation's exposure to interest rate and foreign currency risks. All derivative instruments are carried at fair value as either assets or liabilities on the balance sheet. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

Corporation designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For further information, see Note 10.
         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". The Corporation adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests. Other intangible assets that do not have an indefinite life continue to be amortized over their useful lives. For further information on the adoption of SFAS No. 142, see Note 4.
         In the third quarter of 2002, the Corporation adopted the fair value method of accounting for stock options, as outlined in SFAS No. 123, "Accounting for Stock-Based Compensation," effective for stock options granted subsequent to December 31, 2001. Financial results for the second quarter of 2002 have been restated in accordance with SFAS No. 123. Under SFAS No. 123, compensation expense equal to the fair value of stock-based compensation as of the date of grant is recognized over the vesting period. For further information on the adoption of SFAS No. 123, see Note 12.

NOTE 2 - INVESTMENT SECURITIES

         At September 30, 2002, investment securities having a carrying value of $2.0 billion were pledged, primarily with the Federal Reserve Bank and state and local government agencies. Securities are pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $115 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

         The following summarizes the changes in the allowance for credit losses:

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
(IN MILLIONS)                                          2002             2001
                                                     --------         --------
Balance at beginning of period                       $    655         $    608
  Charge-offs                                            (424)            (165)
  Recoveries                                               25               35
                                                     --------         --------
Net charge-offs                                          (399)            (130)
Provision for credit losses                               533              167
                                                     --------         --------
Balance at end of period                             $    789         $    645
                                                     ========         ========

         SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans include $24 million of loans which were formerly on nonaccrual status, but were restructured and met the requirements to be restored to an accrual basis. These restructured loans are performing in accordance with their modified terms, but, in accordance with impaired loan disclosures, must continue to be disclosed as impaired for the remainder of the calendar year of the restructuring. Impaired loans averaged $647 million and $645 million for the three and nine month periods ended September 30, 2002, compared to $561 million and $501 million, respectively, for the comparable periods last year. The following presents information regarding the period-end balances of impaired loans:


(IN MILLIONS)                                           SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                        ------------------    -----------------
Total period-end impaired loans                                 $639                 $674
Less: Loans returned to accrual status
    during the period                                             24                   62
                                                                ----                 ----
Total period-end nonaccrual business loans                      $615                 $612

Impaired loans requiring an allowance                           $443                 $562

Allowance allocated to impaired loans                           $113                 $228

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 3 - ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

         Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142

         In accordance with the Corporation's adoption of SFAS No. 142, the Corporation performed the first required impairment test of goodwill and indefinite-lived intangible assets as of January 1, 2002. Based on this test, the Corporation was not required to record a transition adjustment upon adoption. Goodwill was again evaluated for impairment as of July 1, 2002. As a result of this test, the Corporation was required to record a goodwill impairment charge of $86 million in the third quarter of 2002. This charge resulted from the continued decline in equity markets, and its related impact on the valuation of the Corporation's investment advisory reporting unit (Munder), which is a part of the Investment Bank for business segment reporting purposes. Further declines in equity markets could trigger additional goodwill impairment charges related to this unit in future quarters. The fair value of Munder used in the determination of the impairment charge was based on a valuation prepared by an investment banker not affiliated with the Corporation. The valuation used a combination of valuation techniques, including discounted cash flows and the prices of external comparable businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142 (CONTINUED)


                                                                    THREE MONTHS ENDED
(IN MILLIONS,                                                          SEPTEMBER 30,
                                                                  -----------------------
 EXCEPT PER SHARE AMOUNTS)                                           2002         2001
                                                                  ----------   ----------
Reported net income applicable to common stock                         $  24        $ 205
Add back: Goodwill amortization, net of tax                                -            7
                                                                  ----------   ----------
Adjusted net income applicable to common stock                         $  24        $ 212
                                                                  ==========   ==========

Basic net income per common share
         Reported net income applicable to
          common stock                                                 $0.14        $1.16
         Goodwill amortization, net of tax                                 -         0.04
                                                                  ----------   ----------
         Adjusted net income applicable to
          common stock                                                 $0.14        $1.20
                                                                  ==========   ==========

Diluted net income per common share
         Reported net income applicable to
          common stock                                                 $0.14        $1.14
         Goodwill amortization, net of tax                                 -         0.04
                                                                  ----------   ----------
         Adjusted net income applicable to
          common stock                                                 $0.14        $1.18
                                                                  ==========   ==========


                                                                     NINE MONTHS ENDED
(IN MILLIONS,                                                          SEPTEMBER 30,
                                                                  -----------------------
 EXCEPT PER SHARE AMOUNTS)                                           2002         2001
                                                                  ----------   ----------
Reported net income applicable to common stock                         $ 395        $ 499
Add back: Goodwill amortization, net of tax                                -           21
                                                                  ----------   ----------
Adjusted net income applicable to common stock                         $ 395        $ 520
                                                                  ==========   ==========

Basic net income per common share
         Reported net income applicable to
          common stock                                                 $2.25        $2.81
         Goodwill amortization, net of tax                                 -         0.12
                                                                  ----------   ----------
         Adjusted net income applicable to
          common stock                                                 $2.25        $2.93
                                                                  ==========   ==========

Diluted net income per common share
         Reported net income applicable to
          common stock                                                 $2.22        $2.77
         Goodwill amortization, net of tax                                 -         0.12
                                                                  ----------   ----------
         Adjusted net income applicable to
          common stock                                                 $2.22        $2.89
                                                                  ==========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142 (CONTINUED)

         The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:


                                    BUSINESS  INDIVIDUAL  INVESTMENT
(IN MILLIONS)                        BANK       BANK        BANK      TOTAL
                                   --------  ----------  ----------   -----
Balance at January 1, 2002         $     90  $       54  $      189   $ 333
Goodwill impairment                       -           -         (86)    (86)
                                   --------  ----------  ----------   -----
Balance as of September 30, 2002   $     90  $       54  $      103   $ 247
                                   ========  ==========  ==========   =====

NOTE 5 - ACQUIRED INTANGIBLE ASSETS



(IN MILLIONS)                SEPTEMBER 30, 2002       DECEMBER 31, 2001      SEPTEMBER 30, 2001
                           ----------------------  ----------------------  ----------------------
                            GROSS                   GROSS                    GROSS
AMORTIZED INTANGIBLE       CARRYING  ACCUMULATED   CARRYING  ACCUMULATED   CARRYING  ACCUMULATED
      ASSETS                AMOUNT   AMORTIZATION   AMOUNT   AMORTIZATION   AMOUNT   AMORTIZATION
------------------------   ----------------------  ----------------------  ----------------------
Core deposit intangibles    $  28         $  25     $  27         $  22     $  27         $  22
Other                           6             5         6             5         6             5
                            -------------------     -------------------     -------------------
          Total             $  34         $  30     $  33         $  27     $  33         $  27
                            ===================     ===================     ===================

Aggregate amortization expense for the:
         Three months ended September 30, 2002                  $   1
                                                                =====
         Nine months ended September 30, 2002                   $   3
                                                                =====
         Year ended December 31, 2001                           $   3
                                                                =====
         Three months ended September 30, 2001                  $   1
                                                                =====
         Nine months ended September 30, 2001                   $   2
                                                                =====


Estimated amortization expense for the:
         Year ending December 31, 2002                          $   4
         Year ending December 31, 2003                              2
         Year ending December 31, 2004                              1
         Year ending December 31, 2005                              -
         Year ending December 31, 2006                              -


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 6 - MEDIUM- AND LONG-TERM DEBT

         Medium- and long-term debt consisted of the following at September 30, 2002 and December 31, 2001:


(DOLLAR AMOUNTS IN MILLIONS)                    SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                ------------------    -----------------
Parent Company
7.25% subordinated notes due 2007                     $  176                $  157

Subsidiaries
Subordinated notes:
7.25% subordinated notes due 2007                        232                   216
8.375% subordinated notes due 2024                       206                   187
7.25% subordinated notes due 2002                        150                   155
6.875% subordinated notes due 2008                       117                   108
7.125% subordinated notes due 2013                       179                   168
7.875% subordinated notes due 2026                       206                   179
6.00% subordinated notes due 2008                        284                   256
7.65% subordinated notes due 2010                        280                   268
8.50% subordinated notes due 2009                        112                   102
                                                      ------                ------
       Total subordinated notes                        1,766                 1,639

Medium-term notes:
Floating rate based on LIBOR indices                   2,150                 2,356

Variable rate secured debt financings
  due 2007                                               973                   956
9.98% trust preferred securities due 2026                 56                    56
7.60% trust preferred securities due 2050                341                   339
Notes payable                                             25                     -
                                                      ------                ------
       Total subsidiaries                              5,311                 5,346
                                                      ------                ------
       Total medium- and long-term debt               $5,487                $5,503
                                                      ======                ======



The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged.

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

first quarter 2001 to Imperial's tax liabilities at merger date, partially offset by a $7 million tax benefit related to the Imperial acquisition that was recognizable immediately, but only after Imperial became part of Comerica.


NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME

         Other comprehensive income includes the change in net unrealized gains and losses on investment securities available for sale, the change in the accumulated foreign currency translation adjustment, the change in accumulated gains and losses on cash flow hedges and the change in accumulated minimum pension liability. The Consolidated Statements of Changes in Shareholders' Equity include only combined, net of tax, other comprehensive income. The following presents reconciliations of the components of accumulated other comprehensive income for the nine months ended September 30, 2002 and 2001. Total comprehensive income totaled $462 million and $785 million, for the nine months ended September 30, 2002 and 2001, respectively, and $73 million and $376 million for the three months ended September 30, 2002 and 2001, respectively.


                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                -------------------------
(IN MILLIONS)                                     2002             2001
                                                --------         --------
Net unrealized gains/(losses) on investment
  securities available for sale:
  Balance at beginning of period                  $ 16             $  8
    Net unrealized holding gains/(losses)
      arising during the period                     37               61
    Less:  Reclassification adjustment for
      gains/(losses) included in net income        (16)              23
                                                  ----             ----
    Change in net unrealized gains/(losses)
      before income taxes                           53               38
    Less:  Provision for income taxes               19               13
                                                  ----             ----
    Change in net unrealized gains/(losses)
      on investment securities available
      for sale, net of tax                          34               25
                                                  ----             ----
  Balance at end of period                        $ 50             $ 33
                                                  ----             ----


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  -------------------------
(IN MILLIONS)                                                                       2002             2001
                                                                                  --------         --------
Accumulated foreign currency translation adjustment:
  Balance at beginning of period                                                    $  -             $  4
    Net translation gains/(losses) arising
      during the period                                                               (4)              (4)
    Less:  Reclassification adjustment for
      gains/(losses) included in net income                                            -                -
                                                                                    ----             ----
    Change in translation adjustment before
      income taxes                                                                    (4)              (4)
    Less:  Provision for income taxes                                                  -                -
                                                                                    ----             ----
    Change in foreign currency translation
      adjustment, net of tax                                                          (4)              (4)
                                                                                    ----             ----
  Balance at end of period                                                          $ (4)            $  -
                                                                                    ----             ----

Accumulated net gains/(losses) on cash flow hedges:
  Balance at beginning of period                                                    $209             $  -
    Transition adjustment upon adoption
      of accounting standard                                                           -               65
    Net cash flow hedge gains/(losses)
      arising during the period                                                      346              413
    Less: Reclassification adjustment for
      gains/(losses) included in net income                                          272               89
                                                                                    ----             ----
    Change in cash flow hedges before
      income taxes                                                                    74              389
    Less:  Provision for income taxes                                                 26              136
                                                                                    ----             ----
    Change in cash flow hedges, net of tax                                            48              253
                                                                                    ----             ----
  Balance at end of period                                                          $257             $253
                                                                                    ----             ----

Accumulated minimum pension liability adjustment:
  Balance at beginning of period                                                    $  -             $  -
    Minimum pension liability adjustment
      arising during the period                                                      (17)               -
                                                                                    ----             ----
    Minimum pension liability before taxes                                           (17)               -
    Less:  Provision for income taxes                                                 (6)               -
                                                                                    ----             ----
    Change in minimum pension liability,
         net of tax                                                                  (11)               -
                                                                                    ----             ----
  Balance at end of period                                                          $(11)            $  -
                                                                                    ----             ----

Accumulated other comprehensive income,
  net of taxes, at end of period                                                    $292             $286
                                                                                    ====             ====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 9 - MERGER-RELATED AND RESTRUCTURING CHARGES

         The Corporation recorded merger-related and restructuring charges of $173 million in 2001 related to the acquisition of Imperial, of which $25 million was recorded in the provision for credit losses. The remaining $148 million of charges were recorded in noninterest expenses. The Corporation also recorded a 2001 restructuring charge of $4 million related to its subsidiary, Official Payments Corporation (OPAY). The OPAY restructuring charge was recorded net of the portion of the charge attributable to the minority shareholders in OPAY. The Corporation sold its OPAY subsidiary as of July 24, 2002, therefore, no liability remains for OPAY restructuring charges as of the sale date.
         The 2001 Imperial restructuring charge included employee termination costs, other employee related costs, a charge related to conforming policies, facilities and operations and other charges. Employee termination costs included the cost of severance, outplacement and other benefits associated with the involuntary termination of employees, primarily senior management and employees in corporate support and data processing functions. A total of 352 employees were terminated in 2001 as part of the restructuring plan. Other employee-related costs included cash payments related to change in control provisions in employment contracts and retention bonuses. Charges related to conforming policies represented costs associated with conforming the credit and accounting policies of Imperial with those of the Corporation. The Corporation also incurred facilities and operations charges associated with closing excess facilities and replacing signage. Other merger-related restructuring costs were primarily comprised of investment banking, accounting, consulting and legal fees. As a result of the Imperial restructuring, the Corporation's annual savings on operating expenses are estimated to be $60 million, beginning in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 9 - MERGER-RELATED AND RESTRUCTURING CHARGES (CONTINUED)

          As shown in the table below, there is no remaining liability related to the Imperial charge as of September 30, 2002. No additional Imperial related restructuring charges are expected.


(IN MILLIONS)


Balance at December 31, 2001        $      8
Cash outlays                              (8)
                                    --------
Balance at September 30, 2002       $      -
                                    ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 10 - DERIVATIVES AND FOREIGN EXCHANGE CONTRACTS


                                     SEPTEMBER 30, 2002              DECEMBER 31, 2001
                               ------------------------------  ------------------------------
                               NOTIONAL/                       NOTIONAL/
                               CONTRACT   UNREALIZED    FAIR   CONTRACT   UNREALIZED    FAIR
                                AMOUNT   GAINS  LOSSES  VALUE   AMOUNT   GAINS  LOSSES  VALUE
(IN MILLIONS)                    (1)      (2)    (2)     (3)     (1)      (2)    (2)     (3)
                               ------------------------------  ------------------------------
RISK MANAGEMENT
Interest rate contracts:
  Swaps                        $12,230   $751  $   -   $ 751   $14,497   $573  $  (2)   $ 571
Foreign exchange contracts:
  Spot, forward and options        510     10     (5)      5       535     10     (4)       6
  Swaps                            211      2     (1)      1       285      2    (17)     (15)
                               -------   ----  -----   -----   -------   ----  -----    -----
  Total foreign exchange
    contracts                      721     12     (6)      6       820     12    (21)      (9)
                               -------   ----  -----   -----   -------   ----  -----    -----
   Total risk management        12,951    763     (6)    757    15,317    585    (23)     562

CUSTOMER-INITIATED AND OTHER
Interest rate contracts:
  Caps and floors written          328      -     (4)     (4)      365      -     (4)      (4)
  Caps and floors purchased        313      5      -       5       352      4      -        4
  Swaps                          1,064     28    (27)      1       981     14    (13)       1
                               -------   ----  -----   -----   -------   ----  -----    -----
  Total interest rate
         contracts               1,705     33    (31)      2     1,698     18    (17)       1
                               -------   ----  -----   -----   -------   ----  -----    -----

Foreign exchange contracts:
  Spot, forward and options      1,685     32    (31)      1     2,323     35    (29)       6
  Swaps                            288      1      -       1       366      2     (1)       1
                               -------   ----  -----   -----   -------   ----  -----    -----
  Total foreign exchange
    contracts                    1,973     33    (31)      2     2,689     37    (30)       7
                               -------   ----  -----   -----   -------   ----  -----    -----
   Total customer-initiated
     and other                   3,678     66    (62)      4     4,387     55    (47)       8
                               -------   ----  -----   -----   -------   ----  -----    -----
    Total derivatives and
    foreign exchange contracts $16,629   $829  $ (68)  $ 761   $19,704   $640  $ (70)   $ 570
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 10 - DERIVATIVES AND FOREIGN EXCHANGE CONTRACTS (CONTINUED)

Risk Management

        Fluctuations in net interest income due to interest rate risk result from the composition of assets and liabilities and the mismatches in the timing of the repricing of these assets and liabilities. In addition, external factors such as interest rates, and the dynamics of yield curve and spread relationships can affect net interest income. The Corporation utilizes simulation analyses to project the sensitivity of the Corporation's net interest income to changes in interest rates. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs cash instruments, such as investment securities, as well as derivative financial instruments and foreign exchange contracts, to manage exposure to these and other risks, including liquidity risk.
        As an end-user, the Corporation accesses the interest rate markets to obtain derivative instruments for use principally in connection with asset and liability management activities. As part of a fair value hedging strategy, the Corporation has entered into interest rate swap agreements for interest rate risk management purposes. The interest rate swap agreements effectively modify the Corporation's exposure to interest rate risk by converting fixed-rate deposits and debt to a floating rate. These agreements involve the receipt of fixed rate interest amounts in exchange for floating rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. For instruments that support a fair value hedging strategy, no ineffectiveness was required to be recorded in the statement of income.
        As part of a cash flow hedging strategy, the Corporation has entered into predominantly 3-year interest rate swap agreements that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 10 - DERIVATIVES AND FOREIGN EXCHANGE CONTRACTS (CONTINUED)

the next 3 years. Approximately 22 percent ($9 billion) of the Corporation's outstanding loans were designated as the hedged items to interest rate swap agreements at September 30, 2002. During the three and nine month periods ended September 30, 2002, interest rate swap agreements designated as cash flow hedges increased interest and fees on loans by $83 and $272 million, respectively, compared to $53 and $89 million, respectively, for the comparable periods last year. The ineffectiveness associated with these hedging instruments was not significant to the Corporation's statement of income in the third quarter of 2002. If interest rates and interest curves remain at their current levels, the Corporation expects to reclassify $186 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with the existing and forecasted floating-rate loans.
        Management believes these strategies achieve an optimal relationship between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although, there can be no assurance that such strategies will be successful. The Corporation also uses various other types of financial instruments to mitigate interest rate and foreign currency risks associated with specific assets or liabilities, which are reflected in the table above. Such instruments include interest rate caps and floors, foreign exchange forward contracts, and foreign exchange cross-currency swaps.
        The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes and indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of September 30, 2002. The swaps are grouped by the assets or liabilities to which they have been designated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 10 - DERIVATIVES AND FOREIGN EXCHANGE CONTRACTS (CONTINUED)

-----------------------------------------------------------------------------------------------------------------------------------
REMAINING EXPECTED MATURITY OF RISK MANAGEMENT INTEREST RATE SWAPS AS OF SEPTEMBER 30, 2002:
(DOLLAR AMOUNTS                                                                               2007-                     DEC. 31,
 IN MILLIONS)               2002        2003         2004         2005           2006         2026       TOTAL            2001
-----------------------------------------------------------------------------------------------------------------------------------
VARIABLE RATE ASSET
DESIGNATION:
  Generic receive
  fixed swaps              $  40       $4,750       $2,000       $1,800          $ 500       $     -    $ 9,090          $11,069

  Weighted average: (1)
    Receive rate            3.09%        8.31%        7.57%        7.43%          5.83%            -%      7.49%            7.68%
    Pay rate                1.87%        3.75%        4.75%        4.75%          1.86%            -%      3.95%            4.07%

FIXED RATE ASSET
DESIGNATION:
  Pay fixed swaps
    Generic                $   4       $   13       $    -       $    -          $   -       $     -    $    17          $    34
    Amortizing                 -            1            4            -              -             -          5                1

  Weighted average: (2)
    Receive rate            1.86%        1.60%        5.97%           -%             -%            -%      2.50%            2.22%
    Pay rate                2.51%        1.61%        6.68%           -%             -%            -%      2.76%            2.56%

FIXED RATE DEPOSIT
DESIGNATION:
  Generic receive
  fixed swaps              $   -       $1,468       $    -       $    -          $   -       $     -    $ 1,468          $ 1,743

  Weighted average: (1)
    Receive rate               -%        4.22%           -%           -%             -%            -%      4.22%            4.87%
    Pay rate                   -%        3.57%           -%           -%             -%            -%      3.57%            2.00%

MEDIUM- AND LONG-TERM
DEBT DESIGNATION:
  Generic receive
  fixed swaps              $ 150       $    -       $    -       $  250          $   -       $ 1,250    $ 1,650          $ 1,650

  Weighted average: (1)
    Receive rate            7.22%           -%           -%        7.04%             -%         6.73%      6.82%            6.82%
    Pay rate                2.24%           -%           -%        1.75%             -%         2.01%      1.99%            2.66%

Total notional amount      $ 194       $6,232       $2,004       $2,050          $ 500       $ 1,250    $12,230          $14,497



(1) Variable rates paid on receive fixed swaps are based on one-month and three-month LIBOR or one-month Canadian Dollar Offered Rate (CDOR) rates in effect at September 30, 2002. Variable rates received on pay fixed swaps are based on prime at September 30, 2002.
(2) Variable rates received are based on three-month and six-month LIBOR or one-month and three-month CDOR rates in effect at September 30, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 10 - DERIVATIVES AND FOREIGN EXCHANGE CONTRACTS (CONTINUED)

         The Corporation had commitments to purchase investment securities for its trading account and available for sale portfolio totaling $522 million at September 30, 2002 and totaling $67 million at December 31, 2001. Commitments to sell investment securities related to the trading account totaled $22 million at September 30, 2002, and $10 million at December 31, 2001. Outstanding commitments expose the Corporation to both credit and market risk.

Customer-Initiated and Other

         The Corporation earns additional income by executing various derivative transactions, primarily foreign exchange contracts and interest rate contracts, at the request of customers. Market risk inherent in customer-initiated contracts is often mitigated by taking offsetting positions. The Corporation generally does not speculate in derivative financial instruments for the purpose of profiting in the short-term from favorable movements in market rates. Average fair values and income from customer-initiated and other foreign exchange contracts and interest rate contracts were not material for the nine-month periods ended September 30, 2002 and 2001 and for the year ended December 31, 2001.


Derivative and Foreign Exchange Activity

         The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts for the nine months ended September 30, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 10 - DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS (CONTINUED)

                                                              CUSTOMER-INITIATED
                                    RISK MANAGEMENT                AND OTHER
                               ------------------------    -----------------------
                                INTEREST      FOREIGN      INTEREST       FOREIGN
                                  RATE       EXCHANGE        RATE        EXCHANGE
(IN MILLIONS)                  CONTRACTS     CONTRACTS     CONTRACTS     CONTRACTS
                               ------------------------    -----------------------
Balance at December 31, 2001    $ 14,497      $    820      $  1,698      $  2,689
Additions                          2,448        12,664           589        35,386
Maturities/amortizations          (4,715)      (12,763)         (582)      (36,102)
                                --------      --------      --------      --------

Balance at September 30, 2002   $ 12,230      $    721      $  1,705      $  1,973
                                ========      ========      ========      ========

         Additional information regarding the nature, terms and associated risks of the above derivatives and foreign exchange contracts, can be found in the Corporation's 2001 annual report on page 40 and in Notes 1 and 20 to the consolidated financial statements.

NOTE 11 - BUSINESS SEGMENT INFORMATION

         The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. Lines of business results are produced by the Corporation's internal management accounting system. This system measures financial results based on the internal organizational structure of the Corporation; information presented is not necessarily comparable with any other financial institution. Lines of business/segment financial results for the nine months ended September 30, 2002 and 2001 are presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 11 - BUSINESS SEGMENT INFORMATION (CONTINUED)

Nine Months Ended September 30,


(DOLLAR AMOUNTS IN          BUSINESS         INDIVIDUAL         INVESTMENT
 MILLIONS)                    BANK              BANK               BANK*
                      --------------------------------------------------------
                          2002     2001      2002    2001      2002***    2001**
                      --------------------------------------------------------
Average assets        $ 35,197  $36,365   $ 8,498  $7,714   $   297    $   407
Total revenues (FTE)     1,352    1,212       807     807       129         57
Net income (loss)          375      375       216     208       (62)       (69)

Return on average
  assets                  1.42%    1.38%     1.47%   1.45%   (26.70)%   (21.79)%
Return on average
  common equity          16.68%   18.01%    29.95%  31.75%   (41.11)%   (33.77)%




                             FINANCE             OTHER             TOTAL
                       -----------------------------------------------------
                          2002     2001      2002    2001      2002     2001
                       -----------------------------------------------------
Average assets         $ 4,811   $3,633   $ 1,855 $ 1,365   $50,658  $49,484
Total revenues (FTE)       (66)      78        26      28     2,248    2,182
Net income (loss)          (44)      37       (90)    (40)      395      511

Return on average
  assets                 (0.33)%   0.30%      N/M     N/M      1.04%    1.38%
Return on average
  common equity          (6.42)%   7.39%      N/M     N/M     10.79%   14.74%

     N/M - Not Meaningful
* Net income was reduced by charges for fees internally transferred to other lines of business for referrals to the Investment Bank. If excluded, Investment Bank net loss would have been ($49) million and ($58) million, and return on average common equity would have been (32.10)% and (28.41)%, in 2002 and 2001, respectively.
** Net income in 2001 was reduced by a $40 million pre-tax deferred distribution costs impairment charge and a $53 million pre-tax charge related to long-term incentive plans at an unconsolidated subsidiary. Excluding these charges, Investment Bank total revenues (FTE) and net loss in 2001 would have been $154 million and ($8) million, respectively, while return on average assets and return on common equity would have been (2.69)% and (4.16)%, respectively.
*** Net income in 2002 was reduced by a $86 million pre-tax goodwill impairment charge at the investment advisory reporting unit (Munder) and a $5 million pre- tax deferred distribution cost impairment charge. Excluding these charges, Investment Bank total revenues (FTE) and net loss in 2002 would have been $134 million and ($3) million, respectively, while return on average assets and return on common equity would have been (1.43)% and (2.20)%, respectively.

     For a description of the business activities of each line of business and the methodologies, which form the basis for these results, refer to Note 24 to the consolidated financial statements in the Corporation's 2001 Annual Report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES


NOTE 12 - STOCK-BASED COMPENSATION

     In the third quarter of 2002, the Corporation adopted the fair value method of accounting for stock options, as outlined in SFAS No. 123. Transition rules require that all current year grants be accounted for under the fair value method in the year of adoption, thus, the new method was applied prospectively to all grants made after December 31, 2001. Substantially all current year grants were issued in the second quarter of 2002. Under SFAS No. 123, compensation expense, equal to the fair value of stock-based compensation as of the date of grant, is recognized over the vesting period. Awards under the Corporation's plans vest over periods ranging from one to four years. Therefore, the expense related to stock-based compensation included in the determination of net income for 2002 is less than which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123. Options granted prior to January 1, 2002 continue to be accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees".
        The fair value of stock options granted was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The model may not necessarily provide a reliable single measure of the fair value of employee and director options. The Corporation's employee and director stock options have characteristics significantly different from those of traded options and changes in subjective input assumptions can materially affect the fair value estimate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMERICA INCORPORATED AND SUBSIDIARIES

NOTE 12 - STOCK-BASED COMPENSATION (CONTINUED)

       The fair value of the 2002 options granted was estimated at $15.53-$18.07 using an option valuation model with the following weighted average assumptions:

Risk-free interest rate                                   4.69%
Expected dividend yield                                   2.65%
Expected volatility factors of the market
  price of Comerica common stock                            33%
Expected option life (in years)                            4.8

        The net income and diluted earnings per share impacts were $7 million and $0.04, respectively, for the nine months ended September 30, 2002, and $4 million and $0.02, respectively, for the three months ended September 30, 2002.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

         Net income for the quarter ended September 30, 2002 was $24 million, down $185 million, or 89 percent, from $209 million reported for the third quarter of 2001. Quarterly diluted net income per share decreased to $0.14 from $1.14 a year ago. Return on average common shareholders' equity was 1.93 percent and return on average assets was 0.19 percent, compared to 17.68 percent and
1.68 percent, respectively, for the comparable quarter last year. The decline in earnings in the third quarter 2002 from the comparable quarter last year resulted primarily from a $227 million ($148 million after-tax, or $0.84 per diluted share) increase in provision for credit losses due to the continued uncertainty of an economic recovery and higher noninterest expenses resulting from a third quarter 2002 goodwill impairment charge of $86 million ($56 million after-tax, or $0.31 per diluted share), partially offset by third quarter 2001 Imperial restructuring charges of $18 million ($11 million after-tax, or $0.06 per diluted share).

         Net income for the first nine months of 2002 was $2.22 per diluted share, or $395 million, compared to $2.77 per diluted share, or $511 million, for the same period in 2001, decreases of 20 percent and 23 percent, respectively. Return on average common shareholders' equity was 10.79 percent and return on average assets was 1.04 percent for the first nine months of 2002, compared to 14.74 percent and 1.38 percent, respectively, for the first nine months of 2001. The decline in earnings in the nine months ended September 30, 2002 from the comparable period last year resulted from a $366 million ($238 million after-tax, or $1.34 per diluted share) increase in provision for credit losses primarily for the reasons cited in the quarterly discussion in the preceding paragraph and Argentine transfer risk reserves associated with a second quarter U.S. bank regulatory directive. The third quarter 2002 goodwill impairment charge discussed above and a decrease in securities gains and losses also contributed to the earnings decline. Partially offsetting the decline in earnings was a $33 million increase in net interest income over the comparable period last year and unusual items in 2001, including a one-time charge related to long-term incentive plans at an unconsolidated subsidiary of $53 million ($34 million after-tax, or $0.19 per diluted share) and Imperial restructuring charges totaling $152 million ($114 million after-tax, or $0.63 per diluted share), partially offset the earnings decline.

Net Interest Income

         The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended September 30, 2002. On a FTE basis, net interest income increased to $529 million for the three months ended September 30, 2002, from $527 million for the comparable quarter in 2001. Average earning assets increased three percent when compared to the third quarter of last year, while the net interest margin decreased to 4.46 percent for the three months ended September 30, 2002, from 4.59 percent for the comparable three months of 2001. The margin decline was primarily due to compressed loan spreads, partially offset by the benefit from a 16 percent increase in average noninterest-bearing deposits. This increase is primarily attributed to the strong growth of title and escrow deposits in the California-based Financial Services business.

         Table II provides an analysis of net interest income for the first nine months of 2002. On a FTE basis, net interest income for the nine months ended September 30, 2002, was $1,602 million compared to $1,569 million for the same period in 2001. This increase was due to a two percent increase in average earning assets and a relatively stable net interest margin supported by strong growth in average noninterest-bearing deposits, up 12 percent when compared to the first nine months of 2001 for the same reason cited in the quarterly discussion. The net interest margin for the first nine months ended September 30, 2002, decreased to 4.59 percent, from 4.60 percent for the same period in 2001.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)




                                                     THREE MONTHS ENDED
                                 -------------------------------------------------------------
                                      SEPTEMBER 30, 2002              SEPTEMBER 30, 2001
                                 -------------------------------------------------------------
(DOLLAR AMOUNTS                  AVERAGE              AVERAGE    AVERAGE              AVERAGE
 IN MILLIONS)                    BALANCE   INTEREST     RATE     BALANCE   INTEREST     RATE
                                 -------------------------------------------------------------
Commercial loans                 $25,473       $297      4.62%   $26,343       $427      6.43%
International loans                2,997         35      4.63      2,809         49      6.92
Real Estate construction loans     3,415         50      5.83      3,127         60      7.64
Commercial mortgage loans          6,921        107      6.12      5,705        107      7.44
Residential mortgage loans           746         13      7.11        796         15      7.54
Consumer loans                     1,514         24      6.43      1,494         30      8.01
Lease financing                    1,252         17      5.40      1,123         18      6.31
Business loan swap income              -         83         -          -         53         -
                                 -------------------------------------------------------------
   Total loans                    42,318        626      5.87     41,397        759      7.27

Investment securities (1)          4,395         63      5.81      3,989         62      6.29
Short-term investments               456          6      5.35        317          3      4.37
                                 -------------------------------------------------------------
   Total earning assets           47,169        695      5.86     45,703        824      7.17

Cash and due from banks            1,752                           1,800
Allowance for credit losses         (776)                           (663)
Other assets                       3,202                           2,889
                                 -------                         -------
      Total assets               $51,347                         $49,729
                                 =======                         =======


Money market and NOW accounts    $13,643         51      1.49    $10,035         61      2.40
Savings deposits                   1,598          4      0.98      1,354          5      1.34
Certificates of deposit            9,805         58      2.33     13,455        138      4.08
Foreign office time deposits         780          7      3.42        805         10      4.99
                                 -------------------------------------------------------------
   Interest-bearing deposits      25,826        120      1.84     25,649        214      3.31

Short-term borrowings              2,016          9      1.88      2,903         26      3.60
Medium- and long-term debt         5,810         37      2.54      5,323         57      4.24
                                 -------------------------------------------------------------
   Total interest-bearing
     sources                      33,652        166      1.96     33,875        297      3.48
                                               ---------------                 ---------------

Noninterest-bearing deposits      11,901                          10,225
Other liabilities                    855                             815
Preferred stock                        -                             166
Common shareholders' equity        4,939                           4,648
                                 -------                         -------
      Total liabilities and
            shareholders' equity $51,347                         $49,729
                                 =======                         =======

Net interest income/
  rate spread (FTE)                            $529      3.90                  $527      3.69
                                               ====                            ====

FTE adjustment                                 $  1                            $  1
                                               ====                            ====

Impact of net interest-free
  sources of funds                                       0.56                            0.90
                                                         -----                           -----
Net interest margin as a percent of
  average earning assets (FTE)                           4.46%                           4.59%
                                                         =====                           =====



(1) The average rate for investment securities was computed using average historical cost.


                                                 THREE MONTHS ENDED
                                        SEPTEMBER 30, 2002/SEPTEMBER 30, 2001
                                        --------------------------------------
                                         INCREASE      INCREASE
                                        (DECREASE)    (DECREASE)       NET
                                          DUE TO        DUE TO       INCREASE
(IN MILLIONS)                              RATE         VOLUME*     (DECREASE)
                                        ----------    ----------    ----------
Loans                                     $(146)         $ 13         $(133)
Investment securities                        (5)            6             1
Short-term investments                        1             2             3
                                          ---------------------------------
   Total earning assets                    (150)           21          (129)

Interest-bearing deposits                   (86)           (8)          (94)
Short-term borrowings                       (13)           (4)          (17)
Medium- and long-term debt                  (23)            3           (20)
                                          ---------------------------------
   Total interest-bearing sources          (122)           (9)         (131)
                                          ---------------------------------

Net interest income/rate spread (FTE)     $ (28)         $ 30         $   2
                                          =================================


* Rate/Volume variances are allocated to variances due to volume.




TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)

                                                      NINE MONTHS ENDED
                                 ------------------------------------------------------------
                                      SEPTEMBER 30, 2002              SEPTEMBER 30, 2001
                                 -----------------------------   ----------------------------
(DOLLAR AMOUNTS                  AVERAGE              AVERAGE    AVERAGE              AVERAGE
 IN MILLIONS)                    BALANCE   INTEREST     RATE     BALANCE   INTEREST     RATE
                                 -------------------------------------------------------------

Commercial loans                 $25,344     $  904      4.77%   $26,683     $1,466      7.34%
International loans                3,038        109      4.78      2,714        164      8.05
Real estate construction loans     3,337        146      5.83      3,047        194      8.51
Commercial mortgage loans          6,672        311      6.23      5,605        333      7.96
Residential mortgage loans           753         41      7.21        795         46      7.65
Consumer loans                     1,495         74      6.66      1,484         96      8.66
Lease financing                    1,230         50      5.44      1,089         52      6.41
Business loan swap income              -        272         -          -         88         -
                                 -------------------------------------------------------------
   Total loans                    41,869      1,907      6.09     41,417      2,439      7.87

Investment securities (1)          4,338        188      5.87      3,788        183      6.48
Short-term investments               455         19      5.57        415         19      6.12
                                 -------------------------------------------------------------
   Total earning assets           46,662      2,114      6.06     45,620      2,641      7.74

Cash and due from banks            1,741                           1,805
Allowance for credit losses         (716)                           (649)
Other assets                       2,971                           2,708
                                 -------                         -------
      Total assets               $50,658                         $49,484
                                 =======                         =======


Money market and NOW accounts    $12,374        134      1.45    $ 9,769        203      2.78
Savings deposits                   1,672         13      1.05      1,332         14      1.40
Certificates of deposits          10,783        196      2.43     13,203        482      4.88
Foreign office time deposits         790         20      3.38        643         30      6.36
                                 -------------------------------------------------------------
   Interest-bearing deposits      25,619        363      1.90     24,947        729      3.91

Short-term borrowings              2,280         33      1.90      2,564         90      4.69
Medium- and long-term debt         5,928        116      2.62      6,491        253      5.21
                                 -------------------------------------------------------------
   Total interest-bearing
     sources                      33,827        512      2.02     34,002      1,072      4.22
                                             -----------------               -----------------

Noninterest-bearing deposits      11,112                           9,941
Other liabilities                    840                             805
Preferred stock                        -                             222
Common shareholders' equity        4,879                           4,514
                                 -------                         -------
      Total liabilities and
        shareholders' equity     $50,658                         $49,484
                                 =======                         =======

Net interest income/
  rate spread (FTE)                          $1,602      4.04                $1,569      3.52
                                             ======                          ======

FTE adjustment                               $    3                          $    3
                                             ======                          ======

Impact of net interest-free
  sources of funds                                       0.55                            1.08
                                                         -----                           -----
Net interest margin as a percent of
  average earning assets (FTE)                           4.59%                           4.60%
                                                         =====                           =====



(1) The average rate for investment securities was computed using average historical cost.


                                                   NINE MONTHS ENDED
                                        SEPTEMBER 30, 2002/SEPTEMBER 30, 2001
                                        --------------------------------------
                                         INCREASE      INCREASE
                                        (DECREASE)    (DECREASE)       NET
                                          DUE TO        DUE TO       INCREASE
(IN MILLIONS)                              RATE         VOLUME*     (DECREASE)
                                        ----------    ----------    ----------
Loans                                     $(548)         $ 16         $(532)
Investment securities                       (19)           24             5
Short-term investments                       (2)            2             -
                                        -----------------------------------
   Total earning assets                    (569)           42          (527)

Interest-bearing deposits                  (357)           (9)         (366)
Short-term borrowings                       (53)           (4)          (57)
Medium- and long-term debt                 (126)          (11)         (137)
                                        -----------------------------------
   Total interest-bearing sources          (536)          (24)         (560)
                                        -----------------------------------

   Net interest income/rate
     spread (FTE)                         $ (33)         $ 66         $  33
                                        ===================================

* Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

         The provision for credit losses was $285 million for the third quarter of 2002, compared to $58 million for the same period in 2001. The provision for the first nine months of 2002 was $533 million compared to $167 million for the same period in 2001. The Corporation establishes this provision to maintain an adequate allowance for credit losses, which is discussed in the section entitled "Allowance for Credit Losses and Nonperforming Assets." The significant increase in the provision for credit losses in the third quarter 2002 resulted from the continued uncertainty in the economy and a decision to sell certain loans. The economic uncertainty has impacted many of the Corporation's customers, as evidenced by a higher allowance, even after increased net charge-offs. The third quarter 2002 provision for credit losses also included $104 million to cover charge-offs in conjunction with management's decision to sell certain loans. These loans were reclassified from loans to short-term investments during the quarter and total $116 million net of charge-offs at September 30, 2002. Also included in the provision for credit losses for the first nine months of 2002 is an increase in reserves for Argentina. Included in the provision for the first nine months of 2001 is a $25 million merger-related charge to conform the credit policies of Imperial with Comerica.

Noninterest Income

         Noninterest income was $216 million for the three months ended September 30, 2002, a decrease of $8 million, or four percent, over the same period in 2001. Included in third quarter 2002 noninterest income is a pre-tax gain of $12 million related to the sale of the Corporation's OPAY subsidiary and a $5 million impairment charge on deferred distribution costs related to the Corporation's Munder Capital Management subsidiary (Munder), further discussed below. Included in the third quarter 2001 is a pre-tax gain of $21 million on the sale of the Corporation's ownership in an ATM network provider and a $14 million impairment charge on deferred distribution costs. Excluding the effects of the gains on sale of businesses and impairment charges, gains and losses on securities, warrant income and divestitures, noninterest income decreased $3 million, or two percent, over the same period last year. Certain of the Corporation's noninterest income, primarily fiduciary income and investment advisory revenue, is at risk to fluctuations in the market values of underlying assets, particularly equity securities. Other income, primarily brokerage service fees, is at risk to changes in the level of market activity. The noninterest income decline reflects a $10 million decrease in this market-related revenue, excluding the deferred distribution costs impairment charges in both periods. This decrease was partially offset by increased revenue on bank-owned life insurance due to death benefits received and increased earnings on policies held.
         The Corporation recorded a $5 million pre-tax deferred distribution costs impairment charge in the third quarter of 2002 related to the Corporation's Munder subsidiary. This charge resulted from a continued reassessment of the recoverability of the unamortized cost of commissions to brokers for selling Class B mutual fund shares. Net asset values in these funds have declined as general market conditions continued to weaken. This prompted the Corporation's revaluation of expected future cash flows from the funds, which are based on a percentage of assets under management and early redemption fees over a prescribed number of years. Net remaining deferred distribution costs at September 30, 2002 were $20 million. Given net asset values at September 30, 2002, it would take a decline of approximately 10 percent in the assets under management associated with those costs to trigger further impairment, which at that level would be approximately $2 million. Each additional five percent decline results in a further impairment of $1 million.

         For the first nine months of 2002, noninterest income was $646 million, an increase of $33 million, or five percent, from the first nine months of 2001. In addition to the unusual items cited above, noninterest income for the first nine months of 2002 included $9 million of non-taxable proceeds from bank-owned life insurance policies from the death of an executive. Noninterest income in the first nine months of 2001 was reduced by a total of $40 million of deferred distribution costs impairment charges and a one-time $57 million charge related to long-term incentive plans at an unconsolidated subsidiary. Noninterest income in the first nine months of 2001 also included $11 million in net gains resulting from the purchase and subsequent sale, all within the first quarter, of interest rate derivative contracts which failed to meet the Corporation's risk-reduction criteria. Excluding the effect of the large unusual items noted above, gains and losses on securities, warrant income and divestitures, noninterest income in the first nine months of 2002 decreased $5 million, or one percent, over the same period in 2001. Market-related income revenue declined $26 million, excluding the deferred distribution costs impairment charges in both periods, for the reasons cited in the quarterly discussion. This was offset by increases in service charges on deposit accounts, reflecting the benefit of lower earnings credit allowances provided to business customers, and higher levels of revenue on bank-owned life insurance.


Noninterest Expenses

         Noninterest expenses were $433 million for the quarter ended September 30, 2002, an increase of $60 million, or 16 percent, from the comparable quarter in 2001. Noninterest expenses in the third quarter of 2002 include a goodwill impairment charge of $86 million as a result of the Corporation's annual evaluation of goodwill in accordance with SFAS No. 142 and a $6 million charge related to the Corporation's third quarter 2002 adoption of the fair value method of accounting for stock options. Additional information on the goodwill impairment charge and the adoption of the fair value method of accounting for stock options can be found in Notes 4 and 12, respectively, to the unaudited consolidated financial statements in this report. Noninterest expenses in the third quarter of 2001 included merger-related and restructuring costs related to the Imperial Bancorp acquisition of $18 million and goodwill amortization of $8 million. Goodwill amortization was discontinued January 1, 2002, as a result of new accounting rules. Excluding these items and the impact of divestitures, noninterest expenses in the third quarter of 2002 decreased by $3 million, or one percent, over the same period in 2001. Contributing to this decline was savings in customer services expense of $6 million due to reduced credits provided to customers as a result of the lower interest rate environment.

         For the nine months ended September 30, 2002, noninterest expenses were $1,129 million, a decrease of $83 million, or seven percent, from the comparable period of 2001. Included in the first nine months of 2002 was a total charge of $11 million related to the Corporation's adoption of the fair value method of accounting for stock options and the goodwill impairment charge discussed above. Included in the first nine months of 2001 were restructuring charges totaling $127 million and a reduction in other noninterest expenses of $5 million that resulted from recording the minority interest holders' share of the long-term incentive plan charge discussed in noninterest income above. Also affecting the first nine months of 2001 was $24 million in goodwill amortization. Excluding these items and the impact of divestitures, noninterest expenses in the first nine months of 2002 decreased by $21 million, or two percent, over the same period in 2001. This decrease is primarily attributed to lower salaries and benefits of $10 million, due primarily to reduced revenue related incentives, and a reduction in customer services expense of $11 million for the reasons cited in the quarterly discussion.

Provision for Income Taxes

         The provision for income taxes for the third quarter of 2002 totaled $2 million, compared to $110 million reported for the same period a year ago. The effective tax rate was eight percent for the third quarter of 2002, compared to

35 percent for the same quarter of 2001. The provision for the first nine months of 2002 was $188 million compared to $289 million for the same period of 2001. The effective tax rate was 32 percent for the first nine months of 2002 and 36 percent for the first nine months of 2001. The low effective tax rate in the third quarter 2002 resulted from the significant reduction in income before income taxes, which increased the proportion of permanent tax differences to pre- tax income. The effective tax rate in the first nine months of 2002 was impacted by increased non-taxable revenue on bank-owned life insurance policies. The effective tax rate in the first nine months of 2001 was affected by adjustments in the first quarter to Imperial's tax liabilities at the merger date, partially offset by a $7 million tax benefit related to the Imperial acquisition that was immediately recognizable, but only after Imperial became part of Comerica.

Financial Condition

         Total assets were $52.6 billion at September 30, 2002, compared with $50.7 billion at year-end 2001 and $49.7 billion at September 30, 2001. The Corporation has experienced an increase (one percent) in total loans since December 31, 2001. Management believes that this slight increase reflects the cautiousness of borrowers in an uncertain economy. Weak loan demand, coupled with an increase in noninterest-bearing deposits, resulted in an increase in short-term investments of $801 million since year-end 2001. This increase was primarily attributable to higher amounts of federal funds sold.

         Total liabilities increased $1.8 billion, or four percent, since December 31, 2001, to $47.7 billion. Total deposits increased eight percent to $40.6 billion at September 30, 2002, from $37.6 billion at year-end 2001 due to growth in noninterest-bearing deposits. The growth in noninterest-bearing deposits is primarily attributed to the strong growth of title and escrow deposits in the California-based Financial Services business. The deposit increase was partially offset in short-term borrowings, which decreased $1.3 billion since

December 31, 2001, to $689 million at September 30, 2002. Medium- and long-term debt decreased $16 million to $5.5 billion at September 30, 2002.

Allowance for Credit Losses and Nonperforming Assets

         The allowance for credit losses represents management's assessment of probable losses inherent in the Corporation's loan portfolio, including all binding commitments to lend. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent but that have not been specifically identified. The Corporation allocates the allowance for credit losses to each loan category based on a defined methodology which has been in use, without material change, for several years. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the senior management of the Credit Policy Group. The Corporation defines business loans as those belonging to the commercial, international, real estate construction, commercial mortgage and lease financing categories. The Corporation performs a detailed credit quality review quarterly on large business loans which have deteriorated below certain levels of credit risk and allocates a specific portion of the allowance to such loans based upon this review. The portion of the allowance allocated to the remaining business loans is determined by applying projected loss ratios to each risk rating based on numerous factors identified below. The portion of the allowance allocated to consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts. The allocated allowance was $540 million at September 30, 2002, a decrease of $6 million from year-end 2001. This decrease was attributable, in part, to the decision to sell certain nonperforming loans in the third quarter 2002. These loans were written down to net realizable value and transferred to short-term investments, thus eliminating the need for an allocated allowance. Offsetting this reduction was increased reserves related to Argentine and non-trade Brazilian exposure.

         Actual loss ratios experienced in the future could vary from those projected. This uncertainty occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of historical loss ratios. An unallocated allowance is maintained to capture these probable losses. The unallocated portion of the loss reserve reflects management's view that the reserve should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgement. Factors which were considered in the evaluation of the adequacy of the Corporation's unallocated reserve include portfolio exposures to the healthcare, technology and life sciences, entertainment and energy industries, as well as Latin American transfer risks and the risk associated with new customer relationships. The unallocated allowance was $249 million at September 30, 2002, an increase of $140 million from December 31, 2001. This increase results from the Corporation's belief that the continued uncertainty of an economic recovery, and its impact on the Corporation's customers, requires increased unallocated coverage for all factors considered in the unallocated allowance.

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

         The Corporation is closely monitoring its Argentine and Brazilian exposure as a result of recent political and economic events in those countries. The total Argentine exposure at September 30, 2002, was $103 million and consisted of $83 million of loans, $11 million of securities and $9 million of unfunded commitments. This represents a decrease of $116 million from total Argentine exposure of $219 million at December 31, 2001. Allocations in the allowance for credit losses cover approximately 50 percent of loans and unfunded commitments. The total Brazilian exposure at September 30, 2002, was $576 million and consisted of $447 million of loans, $52 million of securities and $77 million of unfunded commitments. This represents a decrease of $136 million from total Brazilian exposure of $712 million at December 31, 2001. Allocations in the allowance for credit losses cover approximately five percent of loans and unfunded commitments. At September 30, 2002, the Corporation had $39 million of loans and $8 million in securities related to Argentina and $5 million of loans related to Brazil that were reported in nonperforming assets.

         At September 30, 2002, the allowance for credit losses was $789 million, an increase of $134 million since December 31, 2001. The allowance as a percentage of total loans was 1.90 percent, compared to 1.59 percent at December 31, 2001. As a percentage of nonperforming assets, the allowance was 123 percent at September 30, 2002, versus 105 percent at year-end 2001.

         The continued uncertainty in the economy, and its impact on the Corporation's customers, has required increased levels of allowance to be maintained on the Corporation's business loans. These increased allowance levels have also impacted the allowance coverage of nonperforming assets.

         Net charge-offs for the third quarter of 2002 were $258 million, or
2.44 percent of average total loans, compared with $58 million, or 0.56 percent, for the third quarter of 2001. The increase in net charge-offs was attributable to the decision to sell certain nonperforming loans in the third quarter 2002 and the continued uncertainty of an economic recovery, and its impact on the Corporation's customers. Net charge-offs in the third quarter 2002 on loans transferred to short-term investments totaled $104 million. Nonperforming assets increased $13 million, or two percent, since December 31, 2001, and were categorized as follows:

                                                                 SEPTEMBER 30,               DECEMBER 31,
(IN MILLIONS)                                                        2002                        2001
                                                                 ------------                ------------
Nonaccrual loans:
           Commercial                                            $        365                $        467
           International                                                  101                         109
           Real estate construction                                        17                          10
           Commercial mortgage                                             15                          18
           Residential mortgage                                             1                           -
           Consumer                                                         4                           5
           Lease financing                                                  1                           8
           Nonaccrual loans held for sale                                 116                           -
                                                                 ------------                ------------
             Total nonaccrual loans                                       620                         617
Reduced-rate loans                                                          -                           -
                                                                 ------------                ------------
             Total nonperforming loans                                    620                         617
Other real estate                                                          12                          10
Nonaccrual debt securities                                                  8                           -
                                                                 ------------                ------------
             Total nonperforming assets                          $        640                $        627
                                                                 ============                ============

Loans past due 90 days or more                                   $         51                $         44
                                                                 ============                ============


         Loans to customers in the automotive industry comprised 12 percent of nonperforming loans at September 30, 2002, and was the only industry classification comprising more than 10 percent of nonperforming loans. Six credits in excess of $10 million were added to nonperforming loans during the third quarter 2002. The largest nonaccrual loan at September 30, 2002, was to an automotive supplier totaling $24 million. Approximately 46 percent of total nonperforming assets at September 30, 2002 were Shared National Credit Program

(SNC) loans. SNC loans are large credits shared by multiple financial institutions and reviewed by regulatory authorities at the lead or agent bank level. These loans comprised approximately 20 percent of total loans at September 30, 2002. Nonperforming assets as a percentage of total loans and other real estate were 1.54 percent at September 30, 2002 and 1.52 percent at December 31, 2001.

         The following table presents a roll-forward of nonaccrual loans from December 31, 2001 to September 30, 2002, based on an analysis of nonaccrual loans with book balances greater than $2 million.


         (IN MILLIONS)
         Nonaccrual loans at December 31, 2001                       $617
         Loans transferred to nonaccrual                              548
         Net loans charged off                                       (399)
         Loans transferred to accrual status                          (39)
         Loans sold                                                   (17)
         Payments/Other                                               (90)*
                                                                     ----
           Nonaccrual loans at September 30, 2002                    $620
                                                                     ====


         * Net change related to nonaccrual loans with balances less than $2 million, other than net charge-offs, included in Payments/Other.


         During the third quarter 2002, $276 million of loans were transferred to nonaccrual status. Included were 35 loans with balances greater than $2 million. Six of these loans were greater than $10 million (totaling $124 million) to customers in the manufacturing and service sectors.

         Assuming the economy remains unchanged from current levels, the Corporation's management expects that nonperforming assets will decrease slightly to between $550-625 million by December 31, 2002. The reduction in nonperforming assets that will result from the expected sale of $116 million of loans held for sale will be partially offset by assets transferred to nonaccrual. Charge-offs are expected to decline significantly from third quarter 2002 levels in the fourth quarter of 2002, and are projected to be in the $60-80 million range. As of November 7, 2002, the Corporation had sold $112 million of the $116 million of nonaccrual loans categorized as held for sale at September 30, 2002. Gains and losses resulting from the sale of this portfolio of loans are not expected to be material.

Capital

         Common shareholders' equity, excluding the $67 million increase in other comprehensive income, remained relatively flat from December 31, 2001 to September 30, 2002. The retention of $143 million of current year earnings and the effect of employee stock plan activity, which increased common shareholders' equity $63 million, were offset by the decrease in equity of $210 million that resulted from repurchasing approximately 3.5 million shares of common stock in the open market during the first nine months of 2002.


         Capital ratios exceed minimum regulatory requirements as follows:


                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2002            2001
                                                              ------------    -----------

Tier 1 common capital ratio                                       7.32%           7.30%
Tier 1 risk-based capital ratio (4.00% - minimum)                 7.99%           7.98
Total risk-based capital ratio (8.00% - minimum)                 11.71%          11.70
Leverage ratio (3.00% - minimum)                                  9.25%           9.36




         At September 30, 2002, the capital ratios of all the Corporation's banking subsidiaries exceeded the minimum ratios required of "well capitalized" institutions as defined in the final rule under FDICIA.

Accounting Policies

         The Corporation's consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation's 2001 Annual Report, as updated in Note 1 to the unaudited consolidated financial statements in this report. These policies require numerous estimates and strategic or economic assumptions which may prove inaccurate or subject to variations and may significantly affect the Corporation's reported results for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Corporation's future financial condition and results of operations. In management's opinion, some of these areas have a more significant impact than others on the Corporation's financial reporting. This is because these policies apply to areas of relatively greater business importance, to matters for which there is a range of possible outcomes and/or require a more subjective decision-making process on the part of management. For the Corporation, these areas currently include accounting for the allowance for credit losses, pension costs, private equity and venture capital investments, deferred distribution costs and goodwill.

         Pension assumptions will be evaluated and reset prior to January 1, 2003. Equity markets and interest environments impact these assumptions. Declines in equity markets in recent years and the current low-interest-rate environment will impact pension expense for 2003. The Corporation's pension assumptions for 2002 included a 10 percent long-term rate of return on plan assets and a 7.4 percent discount rate. For each 0.25 percentage point change in the long-term rate of return assumption, pension expense changes by approximately $2 million. For each 0.25 percentage point change in the discount rate assumption, pension expense changes by approximately $4 million. For more information on pension assumptions, refer to Note 15 to the consolidated financial statements included in the Corporation's 2001 annual report.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk


         Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation's core business activities of extending loans and accepting deposits. The Corporation actively manages its material exposure to interest rate risk. Management attempts to evaluate the effect of movements in interest rates on net interest income and uses interest rate swaps and other instruments to manage its interest rate risk exposure. The primary tool used by the Corporation in determining its exposure to interest rate risk is net interest income simulation analysis. The net interest income simulation analysis performed at the end of each quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at September 30, 2002 for a 200 basis point decline in short-term interest rates identified approximately $108 million, or 4.9%, of forecasted net interest income at risk over the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income would be enhanced by approximately $145 million, or 6.6%.

         Secondarily, the Corporation utilizes a traditional interest sensitivity gap measure and economic value of equity analysis as alternative measures of interest rate risk exposure. At September 30, 2002, all three measures of interest rate risk were within established corporate policy guidelines. For further discussion of interest rate risk, and other market risks, see Note 10 and pages 37-41 of the Corporation's 2001 Annual Report.

ITEM 4.  Controls and Procedures


(a) Evaluation of Disclosure Controls and Procedures. The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on the evaluation, such officers have concluded that, as of the Evaluation Date, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Corporation's internal controls or in other factors that could significantly affect such controls.

Forward-looking statements


         This report includes forward-looking statements as that term is used in securities laws. All statements regarding Comerica's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates", "believes", "estimates", "seeks", "plans", "intends" and similar expressions, as they relate to Comerica or its management, are intended to identify forward-looking statements. Although Comerica believes that the expectations reflected in these forward-looking statements are reasonable and has based these expectations on the beliefs and assumptions Comerica has made, such expectations may prove incorrect. Numerous factors, including unknown risks and uncertainties, could cause variances in these projections and their underlying assumptions. Such factors are changes in interest rates, changes in the accounting or tax treatment of any particular item, changes in industries in which Comerica has a concentration of loans, or the political, economic and regulatory stability in countries where Comerica operates, changes in the level of fee income, changes in general economic conditions and related credit and market conditions and the impact of regulatory responses to any of the foregoing. Forward-looking statements speak only as of the date they are made. Comerica does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward- looking statements are made.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         Several of the Corporation's banking subsidiaries are member banks of Visa U.S.A., Inc. ("Visa"). Several U.S. merchants have filed class action suits against Visa under U.S. federal antitrust law. The Corporation and its subsidiaries are not parties to these suits. However, the Corporation's banking subsidiaries, which are member banks of Visa, may be affected by these suits. The following description of the suits is based primarily on disclosures in the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed by MasterCard Incorporated ("MasterCard") with the Securities and Exchange Commission on August 14, 2002.

         Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against MasterCard and Visa. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York. The plaintiffs challenge MasterCard's and Visa's rules requiring merchants who accept their credit cards to accept their debit cards. Plaintiffs claim that MasterCard and Visa unlawfully have tied acceptance of debit cards to acceptance of credit cards and have conspired to monopolize the point-of-sale debit card market. Plaintiffs allege that the plaintiff class has been forced to pay unlawfully high prices for debit and credit card transactions. There are related consumer class actions pending in two state courts that have been stayed pending developments in the merchants' suits. MasterCard and Visa have denied the merchants' allegations. The district court granted the plaintiffs' motion for class certification, a panel of the Second Circuit Court of Appeals affirmed, and on June 6, 2002, the U.S. Supreme Court denied MasterCard's and Visa's petition for a writ of certiorari on the issue of class certification. Recent press reports place the plaintiffs' estimated damage claims at approximately $13.0 billion to $15.0 billion, or more, before mandatory trebling under U.S. federal antitrust law. These figures reflect claims asserted and should not be construed as an acknowledgement of the reliability of the figures presented. Trial is currently scheduled for April 2003.

         The Corporation and its subsidiaries are not parties to these suits and therefore will not be directly liable for any amount related to these suits. However, if a judgment is entered against Visa, then Visa may seek to assess the associations' member banks, including the Corporation's banking subsidiaries, to obtain funds to satisfy the judgment. In addition, because a judgment against the associations could adversely affect the business operations of the member banks, they may be compelled by business necessity to assist Visa to satisfy the judgment. The outcome of these suits, the amount of any possible judgment against the associations, and the effects on the associations' member banks, including the Corporation's banking subsidiaries, resulting from these suits, cannot be determined at this time.

         In addition to the above, the Corporation and its subsidiaries are subject to various pending or threatened legal proceedings, arising out of the normal course of business. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of these matters will be. However, the Corporation believes, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

ITEM 5. Other Information.

         As previously announced, Eugene A. Miller retired as Chairman of the Board of Directors of Comerica on October 1, 2002. In order to ensure a stable transition, Mr. Miller will continue to make himself available to Comerica and will continue to receive certain benefits in accordance with a Supplemental Benefit Agreement entered into between Comerica and Mr. Miller as of September 19, 2002 and filed as an exhibit hereto.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1 Amended and Restated Bylaws of Comerica Incorporated

         (10.1*) Supplemental Benefit Agreement dated September 19, 2002, between Comerica Incorporated and Eugene A. Miller

         (11) Statement re: Computation of Net Income Per Common Share

         (99.1) Chairman, President and CEO Certification of Periodic Report

         (99.2) CFO Certification of Periodic Report

         * Management compensation arrangement

(b)      Reports on Form 8-K

         A report on Form 8-K, dated August 13, 2002, was filed under report items number 7 and 9, announcing and including the certified sworn statements made by the Corporation's principal executive officer and principal financial officer regarding facts and circumstances relating to the Corporation's filings under the Securities Exchange Act of 1934, pursuant to Securities and Exchange Commission Order No. 4-460.

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



Date: November 13, 2002

                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ralph W. Babb, Jr., Chairman, President and Chief Executive Officer of Comerica Incorporated (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Registrant for the period ended September 30, 2002 (the "Quarterly Report");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                 /s/ Ralph W. Babb, Jr.
                                         ---------------------------------------
                                         Ralph W. Babb, Jr.
                                         Chairman, President and Chief Executive
                                         Officer

                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Elizabeth S. Acton, Chief Financial Officer of Comerica Incorporated (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Registrant for the period ended September 30, 2002 (the "Quarterly Report");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                                /s/ Elizabeth S. Acton
                                                        ------------------------
                                                        Elizabeth S. Acton
                                                        Chief Financial Officer

                               10-Q EXHIBIT INDEX



EXHIBIT NO.     DESCRIPTION

EX-3.1          Amended and Restated Bylaws of Comerica Incorporated

EX-(10.1*)      Supplemental Benefit Agreement dated September 19, 2002,
                between Comerica Incorporated and Eugene A. Miller

EX-(11)         Statement re: Computation of Net Income Per Common Share

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002