Form 10-Q/A
period 2002-06-30
COMERICA INC /NEW/
filed 2002-12-27
CIK 28412

                                   FORM 10-Q/A
                                Amendment No. 2
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





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


NOTE 13 - RESTATEMENT OF PREVIOUSLY REPORTED RESULTS OF OPERATIONS

The Corporation restated earnings to reflect additional provision for credit losses of $40 million ($26 million after-tax) and $22 million of additional net charge-offs. Including the related effect of lower incentive compensation of $5 million ($3 million after-tax), second quarter 2002 earnings are reduced to $161 million, or $0.90 per diluted share, compared to previously reported earnings of $184 million, or $1.03 per diluted share. This incremental provision followed a regularly scheduled examination by the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions of the Comerica Bank-California subsidiary. After discussions with the regulators in late August through late September 2002, the Corporation determined that the California subsidiary's second quarter 2002 credit loss reserves should be increased. These additional net charge-offs relate to 11 loans in the Corporation's entertainment division, 5 loans in the commercial middle market area and one over-draft relating to a commercial middle market loan.

The components of the incremental provision were (in millions):

Provision, net of specific reserves, to cover $22 million in additional charge-offs relating to 15 non-accruing loans, 1
      substandard accruing loan and 1 overdraft                                         $   6


Additional reserve amounts on approximately 50 loans in the
      California subsidiary's portfolio with various risk ratings,
      but primarily watch list in nature                                                   20

An increase of the unallocated reserve for performing loans                                14
                                                                                        -----

         Total incremental provision                                                    $  40
                                                                                        =====

The Corporation has a longstanding policy of taking charge-offs as soon as a loan is considered partially or fully uncollectible based on careful evaluation of a number of risk factors. The Corporation applied this policy in good faith in its initial determination of the level of charge-offs it would take in the second quarter of 2002. The precise timing of when to take a charge-off, however, involves some element of judgment as to the potential collectibility of the loan in question. On further review in the course of the regulatory examination process, the Corporation subsequently concluded that the 16 loans and one over-draft referenced above should properly be reflected as second quarter (as opposed to third quarter) charge-offs. Similarly, loan classifications involve a degree of judgment between the various levels of classification. The Corporation has a comprehensive program for reviewing loan classifications throughout its portfolio of approximately 11,000 commercial loans on a regular ongoing basis. The reclassification of approximately 50 loans in the second quarter reflects the further review and adjustment of the credit risk associated with the Corporation's California portfolio which the Corporation implemented following the input it received in the course of the above-referenced regulatory examination. Similarly, the increase in the unallocated reserve reflects an additional weighting of risk based on the general characteristics of the California loan portfolio which stems in large part from the general migration of loans to higher risk categories and the corresponding impact on the assessment of the overall character of the portfolio. The Corporation uses quantitative metrics and qualitative factors to validate its loan loss reserves and allowances for credit risks, including loan categories, industry, economic factors and trends, transfer risks, risks associated with new customers, historical loss ratios, industry norms and expectations from banking regulators. As part of its on-going evaluation of its allowance for credit loss methodology, including following the recent regulatory examination, the Corporation has refined the factors which comprise the allocated and unallocated portions of its allowances and examined its credit quality processes to help ensure timely and appropriate charge-offs and risk analyses, ratings and profiles. The Corporation has recently increased the amount of senior staff supporting its credit process, is improving the documentation and technology tools used as part of the credit process, and has increased its focus on factors particular to the California market.

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


ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Restatement of Operating Results

The Corporation restated earnings to reflect additional provision for credit losses of $40 million ($26 million after-tax) and $22 million of additional net charge-offs. Including the related effect of lower incentive compensation of $5 million ($3 million after-tax), second quarter 2002 earnings are reduced to $161 million, or $0.90 per diluted share, compared to previously reported earnings of $184 million, or $1.03 per diluted share. This incremental provision followed a regularly scheduled examination by the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions of the Comerica Bank-California subsidiary. After discussions with the regulators in late August through late September 2002, the Corporation determined that the California subsidiary's second quarter 2002 credit loss reserves should be increased. These additional net charge-offs relate to 11 loans in the Corporation's entertainment division, 5 loans in the commercial middle market area and one over-draft relating to a commercial middle market loan.

The components of the incremental provision were (in millions):

Provision, net of specific reserves, to cover $22 million in additional charge-offs relating to 15 non-accruing loans, 1
      substandard accruing loan and 1 overdraft                                                $   6


Additional reserve amounts on approximately 50 loans in the
      California subsidiary's portfolio with various risk ratings,
      but primarily watch list in nature                                                          20


An increase of the unallocated reserve for performing loans                                       14
                                                                                               -----

         Total incremental provision                                                           $  40
                                                                                               =====

The Corporation has a longstanding policy of taking charge-offs as soon as a loan is considered partially or fully uncollectible based on careful evaluation of a number of risk factors. The Corporation applied this policy in good faith in its initial determination of the level of charge-offs it would take in the second quarter of 2002. The precise timing of when to take a charge-off, however, involves some element of judgment as to the potential collectibility of the loan in question. On further review in the course of the regulatory examination process, the Corporation subsequently concluded that the 16 loans and one over-draft referenced above should properly be reflected as second quarter (as opposed to third quarter) charge-offs. Similarly, loan classifications involve a degree of judgment between the various levels of classification. The Corporation has a comprehensive program for reviewing loan classifications throughout its portfolio of approximately 11,000 commercial loans on a regular ongoing basis. The reclassification of approximately 50 loans in the second quarter reflects the further review and adjustment of the credit risk associated with the Corporation's California portfolio which the Corporation implemented following the input it received in the course of the above-referenced regulatory examination. Similarly, the increase in the unallocated reserve reflects an additional weighting of risk based on the general characteristics of the California loan portfolio which stems in large part from the general migration of loans to higher risk categories and the corresponding impact on the assessment of the overall character of the portfolio. The Corporation uses quantitative metrics and qualitative factors to validate its loan loss reserves and allowances for credit risks, including loan categories, industry, economic factors and trends, transfer risks, risks associated with new customers, historical loss ratios, industry norms and expectations from banking regulators. As part of its on-going evaluation of its allowance for credit loss methodology, including following the recent regulatory examination, the Corporation has refined the factors which comprise the allocated and unallocated portions of its allowances and examined its credit quality processes to help ensure timely and appropriate charge-offs and risk analyses, ratings and profiles. The Corporation has recently increased the amount of senior staff supporting its credit process, is improving the documentation and technology tools used as part of the credit process, and has increased its focus on factors particular to the California market.


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



December 27, 2002                /s/ Ralph W. Babb, Jr.
                                 -------------------------------------
                                 Ralph W. Babb, Jr.
                                 Chairman, President and Chief Executive Officer

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


December 27, 2002                             /s/ Elizabeth S. Acton
                                              ----------------------------------
                                              Elizabeth S. Acton
                                              Chief Financial Officer

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




Date: December 27, 2002

Exhibit No.     Exhibit Description
-----------     -------------------

(11)            Statement re: Computation of Net Income Per Common Share

(99.1)          CEO Certification of Periodic Report

(99.2)          CFO Certification of Periodic Report