Form 10-K
period 2002-12-31
COMERICA INC /NEW/
filed 2003-03-31
CIK 28412

United States
Securities and Exchange Commission
Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,
For the fiscal year ended December 31, 2002.

Commission file number 1-10706

Comerica Incorporated
Comerica Tower at Detroit Center
500 Woodward Avenue, MC 3391
Detroit, Michigan 48226
1-800-521-1190

Incorporated in the State of Delaware,
IRS Employer Identification No. 38-1998421.

Securities registered pursuant to Section 12(b) of the Act:

•Common Stock, $5 par value

•Rights to acquire Series D Preferred Stock, no par value

These securities are registered on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:

•7 1/4 percent Subordinated Notes due in 2007.

•9.98% Series B Capital Securities of Imperial Capital Trust I due 2026.*

•7.60% Trust Preferred of Comerica Capital Trust I due 2050.

The registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

No disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein or, to the best knowledge of the registrant, will be contained in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The registrant is an accelerated filer as defined in Exchange Act Rule 12b-2.

At March 26, 2003, the registrant’s common stock, $5 par value, held by nonaffiliates had an aggregate market value of $6,422,879,250 based on the closing price on the New York Stock Exchange on that date of $38.80 per share and 165,538,125 shares of common stock held by nonaffiliates. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica’s Trust Department holds for Comerica and Comerica’s employee plans, and all common shares the registrant’s directors and executive officers hold, are held by affiliates.

At March 26, 2003, the registrant had outstanding 175,161,100 shares of its common stock, $5 par value.

Documents Incorporated
by Reference:

1.     Parts I and II:

Items 6-8—Annual Report to Shareholders for the year ended December 31, 2002.

2.     Part III:

Items 10-13—Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2003.

*The registrant has reporting obligations for these securities which were acquired in connection with the merger of Imperial Bancorp with and into Comerica Holdings Incorporated, a wholly-owned subsidiary of the registrant. As a result of the merger, Imperial Capital Trust became a wholly-owned indirect subsidiary of the registrant.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
Form of Employment Agreement
Director Indemnification Agreement
1999 Comerica Inc Deferred Incentive Award Plan
Amended & Restated Comerica Inc Stock Option Plan
Amended & Restated Comerica Inc Stock Option Plan
Comerica Inc Director Fee Deferral Plan
Comerica Inc Common Stock Director Deferral Plan
Incorporated Sections of 2002 Annual Report
Subsidiaries of the Registrant
Consent of Ernst & Young LLP
Consent of KPMG LLP
Independent Auditors Report KPMG LLP
906 Certifications of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I

Item 1. Business

GENERAL

Comerica Incorporated (“Comerica” or the “Corporation”) is a multi-state financial services provider, incorporated under the laws of the State of Delaware, headquartered in Detroit, Michigan. Based on assets as of December 31, 2002, it was among the 20 largest banking companies in the United States and the largest bank holding company headquartered in Michigan in terms of both total assets and total deposits. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank (formerly Comerica Bank-Detroit), one of Michigan’s oldest banks (“Comerica Bank”). Since that time, Comerica has acquired financial institutions in California, Texas and Florida, and, in 1997, formed Comerica Bank-Mexico, S.A. and Comerica Bank-Canada. In 2001, Comerica established its Canadian branch and the assets and the majority of the liabilities of Comerica Bank-Canada were transferred to Comerica Bank’s Canadian branch. As of December 31, 2002, Comerica owned directly or indirectly all the outstanding common stock of five active banking and fifty-four non-banking subsidiaries. At December 31, 2002, Comerica had total assets of approximately $53 billion, total deposits of approximately $42 billion, total loans (net of unearned income) of approximately $42 billion and common shareholders’ equity of approximately $5 billion.

BUSINESS STRATEGY

Comerica has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. The Business Bank is comprised of middle market lending, asset-based lending, large corporate banking, international financial services and speciality businesses, including technology and life sciences, specialty deposit gathering and entertainment lending. This line of business meets the needs of medium-size businesses, multinational corporations and governmental entities by offering various products and services, including commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services and loan syndication services.

The Individual Bank includes consumer lending, consumer deposit gathering, mortgage loan origination, small business banking (annual sales under $10 million) and private banking. This line of business offers a variety of consumer products, including deposit accounts, installment loans, credit cards, student loans, home equity lines of credit and residential mortgage loans. In addition, a full range of financial services is provided to small businesses and municipalities. Private lending and personal trust services are also provided to meet the personal financial needs of affluent individuals (as defined by individual net income or wealth).

The Investment Bank is responsible for institutional trust products, retirement services and provides investment management and advisory services (including Munder), investment banking and discount securities brokerage services. This line of business also offers the sale of mutual fund and annuity products, as well as life, disability and long-term care insurance products.

Comerica has positioned itself to deliver financial services in its four primary geographic markets: Michigan, California, Texas, and Florida, with operations in numerous other states, Canada and Mexico.

In addition to the three major lines of business, the Finance segment is also significant. The Finance segment includes Comerica’s securities portfolio and asset and liability management activities. This segment is responsible for managing Comerica’s funding, liquidity and capital needs, performing interest sensitivity gap and earnings simulation analysis and executing various strategies to manage Comerica’s exposure to liquidity and interest rate risks.

SUPERVISION AND REGULATION

Banks, bank holding companies and financial institutions are highly regulated at both the state and federal level. Comerica is subject to supervision and regulation by the Federal Reserve Board (“FRB”) under the Bank Holding Company Act of 1956, as amended (the “Act”).

The Gramm-Leach-Bliley Act of 1999 expanded the activities in which a bank holding company registered as a financial holding company can engage. The conditions to be a financial holding company, among others, include the requirement that each depository institution subsidiary of the holding company be well capitalized and well managed.

Comerica became a financial holding company in 2000. As a financial holding company, in addition to bank holding company powers, Comerica may affiliate with securities firms and insurance companies and engage in activities that are financial in nature. Activities that are “financial in nature” include, but are not limited to: securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; travel agent services; and activities that the FRB has determined to be closely related to banking. A bank holding company that is not also a financial holding company is limited to engaging in banking and other activities previously determined by the FRB to be closely related to banking.

Comerica Bank is chartered by the State of Michigan and is primarily supervised and regulated by the Division of Financial Institutions, Office of Financial and Insurance Services of the State of Michigan and the FRB. Comerica Bank-California is chartered by the State of California and is primarily supervised and regulated by the California Department of Financial Institutions and the FRB. Comerica Bank-Texas is chartered by the State of Texas and is primarily supervised and regulated by the Texas Department of Banking and the FRB. Comerica Bank & Trust, National Association is chartered under federal law and subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”). Comerica Bank, Comerica Bank- California, Comerica Bank-Texas and Comerica Bank & Trust, National Association, are members of the Federal Reserve System (“FRS”). The deposits of all the foregoing banks are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. Comerica Bank-Mexico, S.A. is chartered under the laws of Mexico and is supervised and regulated by the Ministry of Finance and Public Credit, the Bank of Mexico, and the Mexican National Banking Commission. Comerica Bank-Canada (which is in the winding up process, with active operations conducted by the Canadian branch) is chartered under the laws of Ontario, Canada and is supervised and regulated by the Office of the Superintendent of Financial Institutions Canada and the Canada Deposit Insurance Corporation.

The FRB supervises non-banking activities conducted by companies owned by Comerica Bank, Comerica Bank-California and Comerica Bank-Texas and the OCC supervises non-banking activities conducted by companies owned by Comerica Bank & Trust, National Association. In addition, Comerica’s non-banking subsidiaries are subject to supervision and regulation by various state, federal and self-regulatory agencies, including, but not limited to, the National Association of Securities Dealers, Inc. (in the case of Comerica Securities, Inc. and Comerica Capital Markets Corporation), the Department of Insurance of the State of Michigan (in the case of Comerica Insurance Services, Inc.), and the Securities and Exchange Commission (in the case of Munder Capital Management, the Corporation’s investment advisory subsidiary).

In most cases, no FRB approval is required for Comerica to acquire a company, other than a bank holding company or insured depository institution, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior FRB approval is required before Comerica may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company or bank. If any subsidiary bank of Comerica ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may place limitations on the Corporation’s ability to conduct the broader financial activities permissible for financial holding companies or impose any limitations or conditions on the conduct or activities of the Corporation or any of its affiliates as the Federal Reserve Board finds appropriate and consistent with the purpose of the Bank Holding Company Act. If the deficiencies persist, the Federal Reserve Board may order Comerica to divest any subsidiary bank or cease to engage in any activities permissible for financial holding companies that are not permissible for bank holding companies. Alternatively, Comerica may elect to conform its non-banking activities to those permissible for a bank holding company that is not also a financial holding company. If any subsidiary bank of Comerica receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, Comerica will be prohibited from engaging in new activities not permissible for non-financial holding companies/bank holding companies or acquiring companies other than bank holding companies or banks.

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W, limit borrowings by Comerica and its nonbank subsidiaries from its affiliate insured depository institutions, and also limit various other transactions between Comerica and its nonbank subsidiaries, on the one hand, and its affiliate insured depository institutions, on the other. For example, Section 23A of the Federal Reserve Act limits to no more than 10% of its total capital, the aggregate outstanding amount of any insured depository institution’s loans and other “covered transactions” with any particular nonbank affiliate, and limits to no more than 20% of its total capital, the aggregate outstanding amount of any insured depository institution’s covered transactions with all of its nonbank affiliates. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loans to its nonbank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its nonbank affiliates be on arms-length terms.

Set forth below are summaries of selected laws and regulations applicable to Comerica and its subsidiaries. The summaries are not complete and are qualified in their entirety by references to the particular statutes and regulations, and are not intended as legal advise that should be relied upon for any reason. A change in applicable law or regulation could have a material effect on the business of Comerica.

Interstate Banking and Branching

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), a bank holding company may acquire banks in states other than its home state, without regard to the permissibility of such acquisition under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to and following the proposed acquisition, control no more than ten percent of the total amount of deposits of insured depository institutions in the United States and no more than thirty percent of such deposits in that state (or such amount as established by state law if such amount is lower than thirty percent).

The Interstate Act also authorizes banks to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branches in other states, thereby creating interstate branching; provided that in the case of purchasing branches and establishing new branches in a state in which it does not already have banking operations in such state, such state must have “opted-in” to the Act by enacting a law permitting such de novo branching and, in the case of mergers, such state must not have “opted- out” of that portion of the Act.

Since the provision permitting interstate bank acquisitions became effective, Comerica has had enhanced opportunities to acquire banks in any state, subject to approval by the appropriate federal and state regulatory agencies. Under the Interstate Act, Comerica has the opportunity to consolidate its affiliate banks to create one bank with branches in more than one state, or to establish branches in different states, subject to any state “opt-in” and “opt-out” provisions.

Dividends

Comerica is a legal entity separate and distinct from its banking and other subsidiaries. Most of Comerica’s revenues result from dividends its bank subsidiaries pay it. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks to Comerica as well as by Comerica to its shareholders. Certain, but not all, of these requirements are discussed below.

Each state bank subsidiary that is a member of the FRS and each national banking association is required by federal law to obtain the prior approval of the FRB or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank’s retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound business practices and could prohibit the payment of dividends if such payment could be deemed an unsafe and unsound banking practice. In addition, Comerica’s state bank subsidiaries are also subject to limitations under state law regarding the amount of earnings that may be paid out as dividends, and require prior approval for payments of dividends that exceed certain levels.

At January 1, 2003, Comerica’s subsidiary banks, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $101 million from retained net profits of the preceding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 2003 through the date of declaration. Comerica’s subsidiary banks paid dividends of $647 million in 2002, $578 million in 2001, and $339 million in 2000.

Source of Strength

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of strength to each subsidiary bank and to commit resources to support each subsidiary bank. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC (either as a result of the default of a banking or thrift subsidiary or related to FDIC assistance provided to a subsidiary in danger of default) the other banking subsidiaries may be assessed for the FDIC’s loss, subject to certain exceptions.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which, among others, include a Tier 1 and total risk-based capital measure and a leverage ratio capital measure, and certain other factors.

Regulations establishing the specific capital tiers provide that, for a depository institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under certain circumstances, the appropriate banking agency may treat a well capitalized, adequately capitalized or undercapitalized institution as if the institution were in the next lower capital category. As of December 31, 2002, each of the banking subsidiaries of Comerica were well capitalized under these regulations.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to limitations on growth and certain activities and are required to submit an acceptable capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee for a specific time period that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution’s total assets at the time it became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit or implement an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions are subject to a number of requirements and restrictions. Specifically, such a depository institution may be required to do one or more of the following, among other things: sell sufficient voting stock to become adequately capitalized, reduce the interest rates it pays on deposits, reduce its rate of asset growth, dismiss certain senior executive officers or directors, and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator or such other action as the FDIC and the applicable federal banking agency shall determine appropriate.

FDICIA also contains a variety of other provisions that may affect the operations of depository institutions including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Comerica’s United States subsidiary banks are all well-capitalized and may accept brokered deposits.

Capital Requirements

The FRB imposes, on Comerica, risk-based capital requirements and guidelines, which are substantially similar to the capital requirements and guidelines imposed by the OCC and the FDIC on depository institutions under their jurisdictions.

For this purpose, a depository institution’s or holding company’s assets and certain specified off- balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A depository institution’s or holding company’s capital, in turn, is divided into two tiers: core (“Tier 1”) capital, which includes common equity, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock and related surplus (excluding auction rate issues) and a limited amount of cumulative perpetual stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; and supplementary (“Tier 2”) capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

The Corporation, like other bank holding companies, currently is required to maintain Tier 1 and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk- weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2002, the Corporation met both requirements, with Tier 1 and total capital equal to 8.05% and 11.72% of its total risk-weighted assets.

The FRB, FDIC and OCC rules require Comerica to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities. The FRB also requires bank holding companies to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 100 to 200 basis points if the holding company does not meet these requirements. At December 31, 2002, the Corporation’s leverage ratio was 9.29%.

As an additional means to identify problems in the financial management of depository institutions, FDICIA requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions they supervise. The standards relate generally to, among others, earnings, liquidity, operations and management, asset quality, various risk and management exposures (e.g. credit, operational, market, interest rate, etc.) and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

FDIC Insurance Assessments

Comerica’s subsidiary banks are subject to FDIC deposit insurance assessments to maintain the Bank

Insurance Fund (the “BIF”) and the Savings Insurance Fund (the “SAIF”). As of December 31, 2002, the Corporation’s banking subsidiaries held approximately $39.7 billion and $1.1 billion, respectively, of BIF- and SAIF- assessable deposits. The Corporation currently pays no deposit insurance assessments on these deposits under the FDIC’s risk related assessment system, but could be required to pay insurance assessments in 2003.

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

Future Legislation

Changes to the laws of the states and countries in which the Corporation and its subsidiaries do business can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. Comerica cannot accurately predict whether such changes will occur or, if they occur, the ultimate effect they would have upon the financial condition or results of operations of the Corporation.

COMPETITION

Financial service provision is a highly competitive business. The Michigan banking subsidiary of the Corporation competes primarily with banks based in the Midwest region of the United States for loans, deposits and trust accounts. Through its offices in Arizona, Colorado, Georgia, Illinois, Indiana, Louisiana, Massachusetts, Minnesota, North Carolina, New Jersey, Nevada, New York, Ohio, Oregon, Pennsylvania, Tennessee, Virginia and Washington, Comerica competes with other financial institutions for various deposits, loans and other products and services.

At year-end 2002, Comerica was the largest financial holding company headquartered in Michigan in terms of total assets and deposits. Based on the Interstate Act as described above and the Gramm-Leach Bliley Act, Comerica believes that the level of competition in all geographic markets will increase in the future. Comerica’s banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies, credit unions, banks, insurance companies and securities firms.

EMPLOYEES

As of December 31, 2002, Comerica and its subsidiaries had 10,368 full-time and 1,440 part-time employees.

AVAILABLE INFORMATION

We maintain an Internet website at www.comerica.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after we file those Reports with the U.S. Securities and Exchange Commission.

Item 2. Properties

The executive offices of the Corporation are located in the Comerica Tower at Detroit Center, 500 Woodward Avenue, Detroit, Michigan 48226. Comerica and its subsidiaries occupy 14 floors of the building, which is leased through Comerica Bank from an unaffiliated third party. This lease extends through January 2007. As of December 31, 2002, Comerica, through its banking affiliates, operates a total of 511 banking branches, trust services locations, and loan production or other financial services offices, in the States of Michigan, California, Texas and Florida. Of these, 226 were owned and 285 were leased. Affiliates also operate from leased spaces in Phoenix, Arizona; Denver Colorado; Atlanta, Georgia; Barrington, Chicago and Oakbrook Terrace, Illinois; Indianapolis, Indiana; New Orleans, Louisiana; Boston, Massachusetts; Minneapolis, Minnesota; Durham and Charlotte, North Carolina; Princeton and Red Bank, New Jersey; Las Vegas, Nevada; New York, New York; Beachwood, West Chester, Westlake and Cincinnati, Ohio; Portland, Oregon; King of Prussia, Pennsylvania; Knoxville and Memphis, Tennessee; Reston, Virginia; Kirkland and Olympia, Washington; Sao Paulo, Brazil; Guadalajara, Mexico; Mexico City, Mexico; Queretaro, Mexico; Monterey, Mexico; Wanchai, Hong Kong; and Toronto, Ontario, Canada.

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

Item 3. Legal Proceedings

The Corporation and certain of its subsidiaries are subject to various pending and threatened legal proceedings, including certain purported class actions, arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of any such matters will be; however, based on current knowledge and after consultation with legal counsel, management does not believe that the amount of any resulting liability arising from these matters will have a material adverse effect on the Corporation’s consolidated financial position or results from operations.

Item 4. Submission of Matters to a Vote of Security Holders

The Corporation did not submit any matters for a shareholders’ vote in the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At March 26, 2003, there were approximately 16,534 record holders of the Corporation’s common stock.

Quarterly cash dividends were declared during 2002 and 2001, totaling $1.92 and $1.76 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Corporation’s common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2002 and 2001.

			Dividends	Dividend*
Quarter	High	Low	Per Share	Yield

2002
Fourth	$50.30	$35.20	$0.48	4.5%
Third	63.80	47.00	0.48	3.5
Second	66.09	59.70	0.48	3.1
First	64.85	52.75	0.48	3.3
2001
Fourth	$58.40	$44.02	$0.44	3.4%
Third	63.88	50.27	0.44	3.1
Second	62.75	50.73	0.44	3.1
First	65.15	53.00	0.44	3.0

*	Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)		(b)	(c)

Equity compensation plans (1)	14,563,903	(2)	$51.36	12,928,480	(2)(3)
approved by security holders
Equity compensation plans not	310,286		$51.84	91,000
approved by security holders (4)
Total	14,874,189		$51.37	13,019,480

(1)  Consists of options to acquire shares of Common Stock, par value $5.00 per share, issued under the Corporation’s Amended and Restated 1997 Long-Term Incentive Plan, the 1991 Long-Term Incentive Plan, the Amended and Restated Comerica Incorporated Stock Option Plan for Non-employee Directors, the Imperial Bank Stock Option Plan (assumed by the Corporation in connection with its acquisition of Imperial Bank), and the Metrobank 1988 Stock Option Plan (assumed by the Corporation in connection with its acquisition of Metrobank). Does not include 376,833 shares of restricted stock, outstanding as of December 31, 2002. There are no shares available for future issuances under any of these plans other than the Corporation’s Amended and Restated 1997 Long-Term Incentive Plan. The Amended and Restated 1997 Long-Term Incentive Plan was initially approved by the shareholders on May 16, 1997, with the most recent amendments to the plan, which required shareholder approval, approved on May 22, 2001.

(2)  Does not include shares of Common Stock purchased by employees under the Corporation Employee Stock Purchase Plan, or contributed by the Corporation on behalf of the employees.

(3)  These shares are available for future issuance under the Corporation’s Amended and Restated 1997 Long-Term Incentive Plan in the form of options, restricted stock, and other performance or non-performance related awards. Not more than a total of 2.4 million shares may be used for restricted stock awards and not more than 2 million are available for issuance pursuant to the exercise of incentive stock options. No eligible individual during any calendar year may receive more than the lesser of (i) 15% of the Shares available for Awards during such calendar year, or (ii) 350,000 Shares. As of December 31, 2002, the Corporation had granted 376,833 shares of restricted stock to its employees.

(4)  Consists of options to acquire shares of Common Stock, par value $5.00 per share, issued under the Amended and Restated Comerica Incorporated Stock Option Plan for Non-employee Directors of Comerica Bank and Affiliated Banks.

Most of the equity awards made by the Corporation are granted under the shareholder approved Amended and Restated 1997 Long-Term Incentive Plan. Plans not approved by Comerica’s shareholders include:

Amended and Restated Comerica Incorporated Stock Option Plan for Non-employee Directors of Comerica Bank and Affiliated Banks — Under this Plan, the Corporation may grant options to acquire up to 450,000 shares of Common Stock, subject to equitable adjustment upon the occurrence of events such as stock splits, stock dividends or recapitalizations. After each annual meeting of shareholders, each member of the Board of Directors of a subsidiary bank of the Corporation who is not an employee of the Corporation or of any of its subsidiaries will be automatically granted an option to purchase 2,000 shares of the common stock of the Corporation. Option grants under the Plan are in addition to annual retainers, meeting fees and other compensation payable to non-employee directors in connection with their services as directors. The Plan is administered by a committee of the Board of Directors. With respect to the automatic grants, the Committee does not have discretion with respect to matters such as the selection of directors to whom options will be granted, the timing of grants, the number of shares to become subject to each option grant, the exercise price of options, or the periods of time during which any option may be exercised. In addition to the automatic grants, the Committee may grant options to the non-employee directors in its discretion. The exercise price of each option granted is the fair market value of each share of common stock subject to the option on the date the option is granted. The exercise price is payable in full upon exercise of the option and may be paid in cash or by delivery of previously owned shares. The Committee may change the option price per share following a corporate reorganization or recapitalization so that the aggregate option price for all shares subject to each outstanding option prior to the change is equivalent to the aggregate option price for all shares or other securities into which option shares have been converted or which have been substituted for option shares. The term of each option cannot be more than ten years.

Three-Year Incentive Plan — The Corporation grants cash awards to its eligible employees in accordance with the terms of its incentive plans based on performance of the Corporation over specified three year periods. The Corporation pays the award to each of the executive officers in cash and fifty percent of the award automatically is invested in shares of non-transferable common stock. If the participant defers the award, one hundred percent of deferred awards are deemed invested in Comerica common stock and are paid out in common stock. Executives may not transfer stock awarded through this program until the executive’s employment with Comerica terminates.

Employee Service Award Program — This program provides a method to recognize and reward employees for attaining specified years of service. From 1993 to December 31, 2002, the Corporation issued 49,509 shares of Common Stock under this program. Each year, the Corporation authorizes the awards of shares to employees who attain the requisite years of service. Currently under the program employees receive 4, 5, 7 and 10 shares of common stock for attaining ten, fifteen, twenty and twenty-five years of service, respectively. The number of shares awarded each year depends on the employees who attain the requisite years of service. For the year to date 2003, the Corporation has issued 695 shares of Common Stock under this program.

Employee Stock Purchase Plan — Under the Corporation’s Employee Stock Purchase Plan (the “ESPP”), a total of 1.4 million shares of the Corporation’s common stock have been registered for sale to eligible Corporation employees. Under the ESPP, participating employees have a convenient and affordable way to purchase shares of Comerica Incorporated common stock, through after-tax payroll deductions without being charged a brokerage fee. The Corporation provides a 15 percent quarterly match and a 5 percent retention match on shares of Common Stock held by the participants in the plan for two years. Matches are not made on employee contributions over $25,000 per year. Under the ESPP, the Corporation common stock is generally purchased in the open market by the ESPP plan administrator as soon as practicable under the plan.

Directors Deferred Compensation Plans — The Corporation maintains two deferred compensation plans for non-employee directors of the Corporation and its subsidiaries, the Common Stock Deferral Plan and the Director Fee Deferral Plan. The Common Stock Deferral Plan provides for the mandatory deferral of 50% of the annual retainer of each director of the Corporation into shares of common stock of the Corporation. Such directors voluntarily may defer the remaining 50% of their director fees and all other non-employee directors of the Corporation’s subsidiaries may choose to defer up to 100% of their director fees into the Common Stock Deferral Plan or into the Director Fee Deferral Plan which permits non- corporation stock investments, or a combination of the two plans. The directors’ accounts under the plans are increased in connection with the payment of dividends or other distributions paid on the Corporation common stock to reflect the number of additional shares of Corporation common stock that could have been purchased had the dividends or other distributions been paid on each share of common stock underlying then outstanding stock units in the directors’ accounts. Common Stock units are payable following termination of service as a director out of shares of the Corporation’s common stock held in the plan.

1999 Deferred Compensation Plan — The Corporation maintains a Deferred Compensation Plan for its eligible employees of the Corporation and its subsidiaries. The employees may voluntarily defer specified portions of their salary and bonus into shares of common stock of the Corporation. The employees’ accounts under the plan are increased in connection with the payment of dividends or other distributions paid on the Corporation’s common stock to reflect the number of additional shares of the Corporation’s common stock that could have been purchased had the dividends or other distributions been paid on each share of common stock underlying then outstanding stock units in the employees’ accounts. The deferred compensation is payable following termination of service as an employee out of shares of the Corporation’s common stock held in the plan.

For additional information regarding the Corporation’s equity compensation plans, please refer to Note 16 on page 59 of the Consolidated Financial Statements contained in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002.

Item 6. Selected Financial Data

The response to this item is included on page 23 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002, which page is hereby incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The response to this item is included under the caption “Financial Review and Reports” on pages 24 through 45 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002, which pages are hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The response to this item is included on pages 38 through 42 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002, which pages are hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The response to this item is included on pages 46 through 79 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002, and in the Statistical Disclosure by Bank Holding Companies on pages 25 thorough 39, which pages are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The response to this item will be included under the sections captioned “Information About Nominees and Incumbent Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Corporation’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2003, which sections are hereby incorporated by reference.

Item 11. Executive Compensation

The response to this item will be included under the sections captioned “Compensation of Directors” and “Compensation of Executive Officers” of the Corporation’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2003, which sections are hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The response to this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Corporation’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2003, which sections are hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The response to this item will be included under the sections captioned “Transactions of Directors and Executive Officers with Comerica” and “Information about Nominees and Incumbent Directors” of the Corporation’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2003, which sections are hereby incorporated by reference.

Item 14. Controls and Procedures

(A)  Evaluation of Disclosure Controls and Procedures.

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on the evaluation, such officers have concluded that, as of the Evaluation Date, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act.

(B)  Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in the Corporation’s internal controls or in other factors that could significantly affect such controls.

FORWARD-LOOKING STATEMENTS

This Report contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. Forward- looking statements, including statements as to industry trends, future expectations of the Corporation and other matters that do not relate strictly to historical facts, are based on certain assumptions by management. Forward-looking statements are often identified by words or phrases such as “anticipate,” “believe,” “expect,” “intend,” “seek,” “plan,” “objective,” “seek,” “trend” and “goal.” Forward-looking statements are subject to various assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation’s SEC reports (accessible on the SEC’s website at www.sec.gov or on the Corporation’s website at www.comerica.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially form historical performance:

•	general political and economic conditions, either domestically or internationally, may be less favorable that expected;

•	Latin America may continue to experience economic, political and social uncertainties;

•	developments concerning credit quality in various industry sectors may result in an increase in the level of the Corporation’s provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	domestic demand for commercial loan and investment advisory products may continue to be weak;

•	customer borrowing, repayment, investment and deposit practices generally may be less favorable than anticipated;

•	interest rate and currency fluctuations, equity and bond market fluctuations, and inflation may be greater than expected;

•	the mix of interest rates and maturities of the Corporation’s interest earning assets and interest bearing liabilities (primarily loans and deposits) may be less favorable than expected;

•	global capital markets in general, and the technology industry in particular, may continue to exhibit weakness, adversely affecting the Corporation’s investment advisory business line, as well as the Corporation’s private banking and brokerage business lines, and the availability and terms of funding necessary to meet the Corporation’s liquidity needs;

•	the introductions, withdrawal, success and timing of business initiatives and strategies;

•	competitive product and pricing pressures among financial institutions within the Corporation’s markets may increase;

•	legislative or regulatory developments, including changes in laws or regulations concerning taxes, banking, securities, capital requirements and risk-based capital guidelines, reserve methodologies, deposit insurance and other aspects of the financial services industry, may adversely affect the business in which the Corporation is engaged or the Corporation’s financial results;

•	legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Corporation and its subsidiaries, could adversely affect the Corporation or the financial services industry generally;

•	pending and proposed changes in accounting rules, policies, practices and procedures could adversely affect the Corporation’s financial results;

•	instruments and strategies used to hedge or otherwise manage exposure to various types of market and credit risk could be less effective than anticipated, and the Corporation may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk;

•	terrorist activities or other hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation; and

•	technological changes, including the impact of the internet on the Corporation’s businesses, may be more difficult or expensive than anticipated.

Comerica Incorporated and Subsidiaries
FORM 10-K CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is included in the 2002 Annual Report to Shareholders or in the 2003 Proxy Statement used in connection with the 2003 Annual Meeting of Shareholders to be held on May 20, 2003.	The following cross-reference index shows the page location in the 2002 Annual Report or the section of the 2003 Proxy Statement of only that information which is to be incorporated by reference into this Form 10-K.	All other sections of the 2002 Annual Report or the 2003 Proxy Statement are not required in this Form 10-K and are not to be considered a part of this Form 10-K.

Page Number of 2002
Annual Report or Section
of 2003 Proxy Statement

PART I

ITEM 1. ITEM 2. ITEM 3.	Business Properties Legal Proceedings	Included herein Included herein Included herein
ITEM 4.	Submission of Matters to a Vote of Security Holders — The Corporation did not submit any matters for the shareholders’ vote in the fourth quarter of 2002.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Security Holder Matters	Included herein
ITEM 6.	Selected Financial Data	23
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-45
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	38-42
ITEM 8.	Financial Statements and Supplementary Data:
Comerica Incorporated and Subsidiaries
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Management
	Report of Independent Auditors	46 47 48 49 50-75 76 76

Statistical Disclosure by Bank Holding Companies:
Analysis of Net Interest Income — Fully Taxable Equivalent
Rate-Volume Analysis — Fully Taxable Equivalent
Analysis of the Allowance for Loan Losses
Analysis of Investment Securities and Loans
Loan Maturities and Interest Rate Sensitivity
Allocation of the Allowance for Loan Losses
	International Cross-Border Outstandings	25 26 28 33 34 34 34

	Analysis of Investment Securities Portfolio — Fully Taxable Equivalent	35
	Summary of Nonperforming Assets and Past Due Loans	37
	Remaining Expected Maturity of Risk Management Interest Rate Swaps	39
	Deposits — Maturity Distribution of Domestic Certificates of Deposit of $100,000 and Over	56

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure — None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant	Information About Nominees and Incumbent Directors, Executive Officers of the Corporation and Section 16(a) Beneficial Ownership Reporting Compliance

ITEM 11.	Executive Compensation	Compensation of Directors and Compensation of Executive Officers

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	Security Ownership of Certain Beneficial Owners and Security Ownership of Management

ITEM 13.	Certain Relationships and Related Transactions	Transactions of Directors and Executive Officers with Comerica and Information about Nominees and Incumbent Directors

ITEM 14.	Controls and Procedures	Included herein

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1. Financial Statements: The financial statements that are filed as part of this report are listed under Item 8 in the Form 10-K Cross-Reference Index on page 17.

2. All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

Exhibits:

Exhibit Document Number*

3.1(a)	Restated Certificate of Incorporation of Comerica Incorporated, as amended(1)
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated(2)
3.2	Amended and restated bylaws of Comerica Incorporated(3)
4	Rights Agreement between Comerica Incorporated and Comerica Bank(4)
10.1†	Comerica Incorporated Amended and Restated 1997 Long-Term Incentive Plan (restated 2001)(5)
10.2†	Comerica Incorporated Amended and Restated Management Incentive Plan (restated 2001)(5)
10.3†	Comerica Incorporated Director Fee Deferral Plan(6)
10.4†	Benefit Equalization Plan for Employees of Comerica Incorporated(6)
10.5†	Form of Employment Agreement (Exec. Off.)
10.6†	Form of Director Indemnification Agreement between Comerica Incorporated and its directors
10.7†	Supplemental Benefit Agreement with Eugene A. Miller(7)
10.8†	Employment Agreement with Ralph W. Babb, Jr.(8)
10.9†	Supplemental Pension and Retiree Medical Agreement with Ralph W. Babb Jr.(9)

10.10†	1999 Comerica Incorporated Deferred Compensation Plan, January 1, 1999 (10)
10.11†	1999 Comerica Incorporated Deferred Incentive Award Plan, January 1, 1999
10.12†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors (Amended and Restated May 22, 2001)
10.13†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors of Comerica Bank and Affiliated Banks (Amended and Restated May 22, 2001)
10.14†	Comerica Incorporated Director Fee Deferral Plan, (Amended and Restated November 22, 2002)
10.15†	Comerica Incorporated Common Stock Director Fee Deferral Plan, (Amended and Restated November 22, 2002)
10.16†	Imperial Bancorp 1986 Stock Option Plan (as amended)(11)
11	Statement regarding Computation of Per Share Earnings(12)
13	Incorporated Sections of Registrant’s 2002 Annual Report to Shareholders
21	Subsidiaries of Registrant
23(a)	Consent of Ernst & Young LLP
23(b)	Consent of KPMG LLP
99.1	Independent Auditors’ Report of KPMG LLP
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
(2)	Filed as Exhibit 3.1 to Registrant’s Registrant Statement on Form S-4, No. 333-51042, and incorporated herein by reference
(3)	Filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference
(4)	Filed as Exhibit 4 to Registrant’s Current Report on Form 8-K dated June 18, 1996, regarding the Registrant’s Rights Agreement with Comerica Bank, and incorporated herein by reference
(5)	Filed as the same exhibit number to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(6)	Filed as the same exhibit number to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
(7)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference
(8)	Filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference
(9)	Filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference
(10)	Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference
(11)	Filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference
(12)	Incorporated by reference from Note 15 on page 59 of Registrant’s 2002 Annual Report to Shareholders attached hereto as Exhibit 13.
† Management compensation plan

(b) Reports on Form 8-K

A report on Form 8-K, dated October 2, 2002, was filed under item 9, following the press release announcing the Corporation’s $213 million after-tax charge related to incremental provision for credit losses, goodwill impairment.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Detroit, State of Michigan on the 25th day of March, 2003.

COMERICA INCORPORATED

Ralph W. Babb, Jr.

Ralph W. Babb, Jr.
Chairman, President and Chief Executive Officer

Elizabeth S. Acton

Elizabeth S. Acton
Executive Vice President and
Chief Financial Officer

Marvin J. Elenbaas

Marvin J. Elenbaas
Senior Vice President and Controller
(Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 25th day of March, 2003.

By Directors

Ralph W. Babb, Jr.

Ralph W. Babb, Jr.

Lillian Bauder

Lillian Bauder

Joseph J. Buttigieg, III

Joseph J. Buttigieg, III

James F. Cordes

James F. Cordes

Peter D. Cummings

Peter D. Cummings

J. Philip DiNapoli

J. Philip DiNapoli

Anthony F. Earley, Jr.

Anthony F. Earley, Jr.

Max M. Fisher

Max M. Fisher

Roger Fridholm

Roger Fridholm

Todd W. Herrick

Todd W. Herrick

David Baker Lewis

David Baker Lewis

John D. Lewis

John D. Lewis

Wayne B. Lyon

Wayne B. Lyon

Alfred A. Piergallini

Alfred A. Piergallini

Howard F. Sims

Howard F. Sims

Robert S. Taubman

Robert S. Taubman

William P. Vititoe

William P. Vititoe

Martin D. Walker

Patricia M. Wallington

Patricia M. Wallington

Gail L. Warden

Gail L. Warden

Kenneth L. Way

Kenneth L. Way

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ralph W. Babb, Jr., Chairman, President and Chief Executive Officer of Comerica Incorporated (the “Registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K of the Registrant for the year ended December 31, 2002 (the “Annual Report”);

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

Ralph W. Babb, Jr
Ralph W. Babb, Jr.
Chairman, President and Chief Executive Officer

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Elizabeth S. Acton, Executive Vice President and Chief Financial Officer of Comerica Incorporated (the “Registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K of the Registrant for the year ended December 31, 2002 (the “Annual Report”);

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report; 4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

Elizabeth S. Acton
Elizabeth S. Acton
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Document Number*

3.1(a)	Restated Certificate of Incorporation of Comerica Incorporated, as amended(1)
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated(2)
3.2	Amended and restated bylaws of Comerica Incorporated(3)
4	Rights Agreement between Comerica Incorporated and Comerica Bank(4)
10.1†	Comerica Incorporated Amended and Restated 1997 Long-Term Incentive Plan (restated 2001)(5)
10.2†	Comerica Incorporated Amended and Restated Management Incentive Plan (restated 2001)(5)
10.3†	Comerica Incorporated Director Fee Deferral Plan(6)
10.4†	Benefit Equalization Plan for Employees of Comerica Incorporated(6)
10.5†	Form of Employment Agreement (Exec. Off.)
10.6†	Form of Director Indemnification Agreement between Comerica Incorporated and its directors
10.7†	Supplemental Benefit Agreement with Eugene A. Miller(7)
10.8†	Employment Agreement with Ralph W. Babb, Jr.(8)
10.9†	Supplemental Pension and Retiree Medical Agreement with Ralph W. Babb Jr.(9)

10.10†	1999 Comerica Incorporated Deferred Compensation Plan, January 1, 1999(10)
10.11†	1999 Comerica Incorporated Deferred Incentive Award Plan, January 1, 1999
10.12†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors (Amended and Restated May 22, 2001)
10.13†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors of Comerica Bank and Affiliated Banks (Amended and Restated May 22, 2001)
10.14†	Comerica Incorporated Director Fee Deferral Plan, (Amended and Restated November 22, 2002)
10.15†	Comerica Incorporated Common Stock Director Fee Deferral Plan, (Amended and Restated November 22, 2002)
10.16†	Imperial Bancorp 1986 Stock Option Plan (as amended)(11)
11	Statement regarding Computation of Per Share Earnings(12)
13	Incorporated Sections of Registrant’s 2002 Annual Report to Shareholders
21	Subsidiaries of Registrant
23(a)	Consent of Ernst & Young LLP
23(b)	Consent of KPMG LLP
99.1	Independent Auditors’ Report of KPMG LLP
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
(2)	Filed as Exhibit 3.1 to Registrant’s Registrant Statement on Form S-4, No. 333-51042, and incorporated herein by reference
(3)	Filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference
(4)	Filed as Exhibit 4 to Registrant’s Current Report on Form 8-K dated June 18, 1996, regarding the Registrant’s Rights Agreement with Comerica Bank, and incorporated herein by reference
(5)	Filed as the same exhibit number to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(6)	Filed as the same exhibit number to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
(7)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference
(8)	Filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference
(9)	Filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference
(10)	Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference
(11)	Filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference
(12)	Incorporated by reference from Note 15 on page 59 of Registrant’s 2002 Annual Report to Shareholders attached hereto as Exhibit 13.
† Management compensation plan