Form 10-Q
period 2003-03-31
COMERICA INC /NEW/
filed 2003-05-14
CIK 28412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-10706

Comerica Incorporated

(Exact name of registrant as specified in its charter)

Delaware	38-1998421

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Comerica Tower at Detroit Center
Detroit, Michigan
48226

(Address of principal executive offices)
(Zip Code)

(800) 521-1190

(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]          No  [   ]

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

          $5 par value common stock:

               Outstanding as of April 30, 2003: 175,165,000 shares

COMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

	March 31,	December 31,	March 31,
(in millions, except share data)	2003	2002	2002

	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$2,264	$1,902	$1,806
Short-term investments	4,183	2,446	953
Investment securities available for sale	4,291	3,053	4,506
Commercial loans	25,213	25,242	24,389
Real estate construction loans	3,609	3,457	3,266
Commercial mortgage loans	7,406	7,194	6,626
Residential mortgage loans	826	789	763
Consumer loans	1,532	1,538	1,485
Lease financing	1,273	1,296	1,191
International loans	2,710	2,765	3,016

Total loans	42,569	42,281	40,736
Less allowance for loan losses	(801)	(791)	(652)

Net loans	41,768	41,490	40,084
Premises and equipment	369	371	353
Customers’ liability on acceptances outstanding	28	33	23
Accrued income and other assets	2,902	4,006	2,500

TOTAL ASSETS	$55,805	$53,301	$50,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$17,333	$16,335	$12,585
Interest-bearing deposits	27,040	25,440	24,876

Total deposits	44,373	41,775	37,461
Short-term borrowings	545	540	786
Acceptances outstanding	28	33	23
Accrued expenses and other liabilities	788	790	905
Medium- and long-term debt	5,068	5,216	6,261

Total liabilities	50,802	48,354	45,436
Common stock - $5 par value:
Authorized - 325,000,000 shares Issued - 178,735,252 shares at 3/31/03 and 12/31/02 and 178,749,198 shares at 3/31/02	894	894	894
Capital surplus	365	363	345
Accumulated other comprehensive income	192	237	142
Retained earnings	3,761	3,684	3,563
Less cost of common stock in treasury - 3,576,115 shares at 3/31/03, 3,960,149 shares at 12/31/02 and 2,759,361 shares at 3/31/02	(209)	(231)	(155)

Total shareholders’ equity	5,003	4,947	4,789

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,805	$53,301	$50,225

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended
	March 31,

(in millions, except per share data)	2003	2002

INTEREST INCOME
Interest and fees on loans	$593	$645
Interest on investment securities	47	61
Interest on short-term investments	6	6

Total interest income	646	712

INTEREST EXPENSE
Interest on deposits	104	122
Interest on short-term borrowings	3	11
Interest on medium- and long-term debt	28	39

Total interest expense	135	172

Net interest income	511	540
Provision for loan losses	106	75

Net interest income after provision for loan losses	405	465

NONINTEREST INCOME
Service charges on deposit accounts	61	56
Fiduciary income	41	44
Commercial lending fees	15	13
Letter of credit fees	16	14
Foreign exchange income	10	9
Brokerage fees	8	10
Investment advisory revenue, net	7	10
Bank-owned life insurance	9	11
Equity in earnings of unconsolidated subsidiaries	2	3
Warrant income	—	2
Net securities gains/(losses)	13	(1)
Other noninterest income	38	37

Total noninterest income	220	208

NONINTEREST EXPENSES
Salaries and employee benefits	222	208
Net occupancy expense	32	30
Equipment expense	16	16
Outside processing fee expense	17	15
Customer services	7	11
Other noninterest expenses	73	67

Total noninterest expenses	367	347

Income before income taxes	258	326
Provision for income taxes	82	112

NET INCOME	$176	$214

Net income applicable to common stock	$176	$214

Basic net income per common share	$1.01	$1.22
Diluted net income per common share	1.00	1.20
Cash dividends declared on common stock	87	84
Dividends per common share	0.50	0.48

     See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

			Accumulated
			Other
(in millions, except	Common	Capital	Comprehensive
share data)	Stock	Surplus	Income

BALANCE AT JANUARY 1, 2002	$894	$331	$225
Net income	—	—	—
Other comprehensive income, net of tax	—	—	(83)
Total comprehensive income	—	—	—
Cash dividends declared on common stock	—	—	—
Purchase of 1,643,700 shares of common stock	—	—	—
Net issuance of common stock under employee stock plans	—	13	—
Recognition of stock-based compensation expense	—	1	—

BALANCE AT MARCH 31, 2002	$894	$345	$142

BALANCE AT JANUARY 1, 2003	$894	$363	$237
Net income	—	—	—
Other comprehensive income, net of tax	—	—	(45)
Total comprehensive income	—	—	—
Cash dividends declared on common stock	—	—	—
Net issuance of common stock under employee stock plans	—	(5)	—
Recognition of stock-based compensation expense	—	7	—

BALANCE AT MARCH 31, 2003	$894	$365	$192

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited) (continued)
Comerica Incorporated and Subsidiaries

			Total
(in millions, except	Retained	Treasury	Shareholders’
share data)	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2002	$3,448	$(91)	$4,807
Net income	214	—	214
Other comprehensive income, net of tax	—	—	(83)

Total comprehensive income	—	—	131
Cash dividends declared on common stock	(84)	—	(84)
Purchase of 1,643,700 shares of common stock	—	(95)	(95)
Net issuance of common stock under employee stock plans	(15)	31	29
Recognition of stock-based compensation expense	—	—	1

BALANCE AT MARCH 31, 2002	$3,563	$(155)	$4,789

BALANCE AT JANUARY 1, 2003	$3,684	$(231)	$4,947
Net income	176	—	176
Other comprehensive income, net of tax	—	—	(45)

Total comprehensive income	—	—	131
Cash dividends declared on common stock	(87)	—	(87)
Net issuance of common stock under employee stock plans	(12)	22	5
Recognition of stock-based compensation expense	—	—	7

BALANCE AT MARCH 31, 2003	$3,761	$(209)	$5,003

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended
	March 31,

(in millions)	2003	2002

OPERATING ACTIVITIES:
Net income	$176	$214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	106	75
Depreciation	14	14
Net amortization of intangibles	1	1
Merger-related and restructuring charges	—	6
Net (gain)loss on sale of investment securities available for sale	(13)	1
Contribution to pension plan fund	(23)	(20)
Net decrease (increase) in trading securities	1	(24)
Net decrease in loans held for sale	34	40
Net decrease in accrued income receivable	4	6
Net (decrease)increase in accrued expenses	(21)	(15)
Other, net	(21)	(23)

Total adjustments	82	61

Net cash provided by operating activities	258	275

INVESTING ACTIVITIES:
Net (increase) decrease in other short-term investments	(1,772)	110
Proceeds from sales of investment securities available for sale	1,657	149
Proceeds from maturities of investment securities available for sale	540	478
Purchases of investment securities available for sale	(3,400)	(833)
Decrease in receivables for securities sold pending settlement	1,110	—
Net (increase) decrease in loans	(400)	402
Fixed assets, net	(12)	(14)
Purchase of bank-owned life insurance	—	(8)
Net decrease in customers’ liability on acceptances outstanding	5	6

Net cash (used in) provided by investing activities	(2,272)	290

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	2,601	(99)
Net increase (decrease) in short-term borrowings	5	(1,200)
Net decrease in acceptances outstanding	(5)	(6)
Proceeds from issuance of medium- and long-term debt	4	866
Repayments of medium- and long-term debt	(150)	(101)
Proceeds from issuance of common stock and other capital transactions	5	29
Purchase of common stock for treasury and retirement	—	(95)
Dividends paid	(84)	(78)

Net cash provided by (used in) financing activities	2,376	(684)

Net increase (decrease) in cash and due from banks	362	(119)
Cash and due from banks at beginning of period	1,902	1,925

Cash and due from banks at end of period	$2,264	$1,806

Interest paid	$142	$182

Income taxes paid	$—	$—

Noncash investing and financing activities:
Loans transferred to other real estate	$3	$3

     See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the “Corporation”) on Form 10-K for the year ended December 31, 2002.

     The Corporation uses derivative financial instruments, including foreign exchange contracts, to manage the Corporation’s exposure to interest rate and foreign currency risks. All derivative instruments are carried at fair value as either assets or liabilities on the balance sheet. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that qualify as hedging instruments, the Corporation designates the hedging instrument as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For further information, see Note 7.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies (continued)

     In 2002, the Corporation adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to be applied prospectively to all new stock-based compensation awards granted to employees after December 31, 2001. Prior to 2002, the Corporation had applied the intrinsic value method in accounting for stock-based compensation awards. The effect on net income and earnings per share, if the fair value method had been applied to all outstanding and unvested awards in each period is presented in the table below.

	Three Months Ended
	March 31,	December 31,	March 31,
(in millions, except per share data)	2003	2002	2002

Net income applicable to common stock, as reported	$176	$206	$214
Add: Stock-based compensation expense included in reported net income, net of related tax effects	5	5	2
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	8	7	7

Pro forma net income applicable to common stock	$173	$204	$209

Net income per common share:
Basic-as reported	$1.01	$1.18	$1.22
Basic-pro forma	0.99	1.17	1.19
Diluted-as reported	1.00	1.18	1.20
Diluted-pro forma	0.98	1.16	1.17

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The Corporation adopted the recognition and measurement provisions of FIN 45 on January 1, 2003. According

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies (continued)

to FIN 45, each guarantee meeting the characteristics described in the Interpretation is to be recognized and initially measured at fair value. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified subsequent to December 31, 2002. For further information on the Corporation’s obligations under guarantees, see Note 8.

Note 2 - Investment Securities

     At March 31, 2003, investment securities having a carrying value of $1.4 billion were pledged, primarily with the Federal Reserve Bank and state and local government agencies. Securities are pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $103 million.

Note 3 - Allowance for Loan Losses

     The following summarizes the changes in the allowance for loan losses:

	Three Months Ended
	March 31,

(in millions)	2003	2002

Balance at beginning of period	$791	$637
Charge-offs	(100)	(69)
Recoveries	4	9

Net charge-offs	(96)	(60)
Provision for loan losses	106	75

Balance at end of period	$801	$652

     SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 3 - Allowance for Loan Losses (continued)

exception of residential mortgage and consumer loans) are impaired. Impaired loans include $10 million of loans which were formerly on nonaccrual status, but were restructured and met the requirements to be restored to an accrual basis. These restructured loans are performing in accordance with their modified terms, but, in accordance with impaired loan disclosures, must continue to be disclosed as impaired for the remainder of the calendar year of the restructuring. Impaired loans averaged $599 million for the three months ended March 31, 2003, compared to $655 million for the comparable period last year. The following presents information regarding the period-end balances of impaired loans:

(in millions)	March 31, 2003	December 31, 2002

Total period-end impaired loans	$632	$582
Less: Loans returned to accrual status during the period	10	19

Total period-end nonaccrual business loans	$622	$563

Impaired loans requiring an allowance	$591	$530

Allowance allocated to impaired loans	$191	$197

     Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investment in the loan.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 4 - Medium- and Long-term Debt
     Medium- and long-term debt consisted of the following at March 31, 2003 and December 31, 2002:

(dollar amounts in millions)	March 31, 2003	December 31, 2002

Parent Company
7.25% subordinated notes due 2007	$175	$175
Subsidiaries
Subordinated notes:
7.25% subordinated note due 2007	231	232
6.00% subordinated note due 2008	284	284
6.875% subordinated note due 2008	117	117
8.50% subordinated note due 2009	113	113
7.65% subordinated note due 2010	278	279
7.125% subordinated note due 2013	178	179
8.375% subordinated note due 2024	206	206
7.875% subordinated note due 2026	205	205

Total subordinated notes	1,612	1,615

Medium-term notes:
Floating rate based on LIBOR indices	1,875	2,025

Variable rate secured debt financing due 2007	983	978
9.98% trust preferred securities due 2026	56	56
7.60% trust preferred securities due 2050	342	342
Variable rate note payable due 2009	25	25

Total subsidiaries	4,893	5,041

Total medium- and long-term debt	$5,068	$5,216

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

Note 6 - Accumulated Other Comprehensive Income
     Other comprehensive income includes the change in net unrealized gains and losses on investment securities available for sale, the change in accumulated gains and losses on cash flow hedges, the change in the accumulated foreign currency translation adjustment and the change in accumulated minimum pension liability adjustment. The Consolidated Statements of Changes in Shareholders’ Equity include only combined, net of tax, other comprehensive income. The following presents reconciliations of the components of accumulated other comprehensive income for the three months ended March 31, 2003 and 2002. Total comprehensive income totaled $131 million for both the three months ended March 31, 2003 and 2002.

	Three Months Ended
	March 31,

(in millions)	2003	2002

Net unrealized gain (loss) on investment securities available for sale:
Balance at beginning of period	$15	$16
Net unrealized holding gain (loss) arising during the period	7	1
Less: Reclassification adjustment for gain (loss) included in net income	13	(1)

Change in net unrealized gain (loss) before income taxes	(6)	2
Less: Provision for income taxes	(2)	1

Change in net unrealized gain (loss) on investment securities available for sale, net of tax	(4)	1

Balance at end of period	$11	$17

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 6 - Accumulated Other Comprehensive Income (continued)

	Three Months Ended
	March 31,

(in millions)	2003	2002

Accumulated net gain (loss) on cash flow hedges:
Balance at beginning of period	$241	$209
Net cash flow hedge gain (loss) arising during the period	27	(12)
Less: Reclassification adjustment for gain (loss) included in net income	92	101

Change in cash flow hedges before income taxes	(65)	(113)
Less: Provision for income taxes	(23)	(40)

Change in cash flow hedges, net of tax	(42)	(73)

Balance at end of period	$199	$136

Accumulated foreign currency translation adjustment:
Balance at beginning of period	$(3)	$—
Net translation gain (loss) arising during the period	—	—
Less: Reclassification adjustment for gain (loss) included in net income	—	—

Change in translation adjustment before income taxes	—	—
Less: Provision for income taxes	—	—

Change in foreign currency translation adjustment, net of tax	—	—

Balance at end of period	$(3)	$—

Accumulated minimum pension liability adjustment:
Balance at beginning of period	$(16)	$—
Minimum pension liability adjustment arising during the period	2	(17)

Minimum pension liability before income taxes	2	(17)
Less: Provision for income taxes	1	(6)

Change in minimum pension liability, net of tax	1	(11)

Balance at end of period	$(15)	$(11)

Total accumulated other comprehensive income, net of taxes, at end of period	$192	$142

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 - Derivatives and Foreign Exchange Contracts

The following table presents the composition of derivative financial instruments and foreign exchange contracts, excluding commitments, held or issued for risk management and in connection with customer-initiated and other activities.

	March 31, 2003				December 31, 2002

	Notional/				Notional/
	Contract	Unrealized		Fair	Contract	Unrealized		Fair
	Amount	Gains	Losses	Value	Amount	Gains	Losses	Value
(in millions)	(1)	(2)	(2)	(3)	(1)	(2)	(2)	(3)

Risk Management
Interest rate contracts:
Swaps	$12,886	$578	$(2)	$576	$13,602	$740	$—	$740
Foreign exchange contracts:
Spot, forward and options	445	4	(2)	2	481	16	(1)	15
Swaps	238	5	—	5	257	2	—	2

Total foreign exchange contracts	683	9	(2)	7	738	18	(1)	17

Total risk management	13,569	587	(4)	583	14,340	758	(1)	757
Customer-Initiated and Other
Interest rate contracts:
Caps and floors written	529	—	(6)	(6)	342	—	(3)	(3)
Caps and floors purchased	529	6	—	6	325	4	—	4
Swaps	1,307	31	(29)	2	1,077	29	(28)	1

Total interest rate contracts	2,365	37	(35)	2	1,744	33	(31)	2

Foreign exchange contracts:
Spot, forward and options	2,025	36	(32)	4	1,475	34	(36)	(2)
Swaps	281	1	(3)	(2)	296	1	—	1

Total foreign exchange contracts	2,306	37	(35)	2	1,771	35	(36)	(1)

Total customer-initiated and other	4,671	74	(70)	4	3,515	68	(67)	1

Total derivatives and foreign exchange contracts	$18,240	$661	$(74)	$587	$17,855	$826	$(68)	$758

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 - Derivatives and Foreign Exchange Contracts (continued)

Risk Management

     Fluctuations in net interest income due to interest rate risk result from the composition of assets and liabilities and the mismatches in the timing of the repricing of these assets and liabilities. In addition, external factors such as interest rates, and the dynamics of yield curve and spread relationships can affect net interest income. The Corporation utilizes simulation analyses to project the sensitivity of the Corporation’s net interest income to changes in interest rates. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs cash instruments, such as investment securities, as well as derivative financial instruments and foreign exchange contracts, to manage exposure to these and other risks, including liquidity risk.

     As an end-user, the Corporation accesses the interest rate markets to obtain derivative instruments for use principally in connection with asset and liability management activities. As part of a fair value hedging strategy, the Corporation has entered into interest rate swap agreements for interest rate risk management purposes. The interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate deposits and debt to a floating rate. These agreements involve the receipt of fixed rate interest amounts in exchange for floating rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. For instruments that support a fair value hedging strategy, no ineffectiveness was required to be recorded in the statement of income.

     As part of a cash flow hedging strategy, the Corporation has entered into predominantly 3-year interest rate swap agreements that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 - Derivatives and Foreign Exchange Contracts (continued)

the next 3 years. Approximately 25 percent ($10 billion) of the Corporation’s outstanding loans were designated as the hedged items to interest rate swap agreements at March 31, 2003. During the three months ended March 31, 2003, interest rate swap agreements designated as cash flow hedges increased interest and fees on loans by $92 million compared to $101 million for the comparable quarter last year. Other noninterest income in the first quarter of 2003 included $6 million of ineffective cash flow hedge gains. If interest rates, interest curves and notional amounts remain at their current levels, the Corporation expects to reclassify $148 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with the existing and forecasted floating-rate loans.

     Management believes these strategies achieve an optimal relationship between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although, there can be no assurance that such strategies will be successful. The Corporation also uses various other types of financial instruments to mitigate interest rate and foreign currency risks associated with specific assets or liabilities, which are reflected in the preceding table. Such instruments include interest rate caps and floors, foreign exchange forward contracts, and foreign exchange cross-currency swaps.

     The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes and indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of March 31, 2003. The swaps are grouped by the assets or liabilities to which they have been designated.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 - Derivatives and Foreign Exchange Contracts (continued)

Remaining Expected Maturity of Risk Management Interest Rate Swaps as of March 31, 2003:

							Mar.31,	Dec.31,
(dollar amounts						2008-	2003	2002
in millions)	2003	2004	2005	2006	2007	2026	Total	Total

Variable rate asset designation:
Generic receive fixed swaps	$3,685	$3,500	$2,800	$500	$—	$—	$10,485	$10,616
Weighted average: (1)
Receive rate	8.35%	6.59%	6.55%	5.83%	—%	—%	7.16%	7.44%
Pay rate	3.38	4.25	4.25	1.36	—	—	3.81	3.71
Fixed rate asset designation:
Pay fixed swaps
Generic	$19	$—	$—	$—	$—	$—	$19	$14
Amortizing	1	4	—	—	—	—	5	5
Weighted average: (2)
Receive rate	2.70%	6.26%	—%	—%	—%	—%	3.37%	3.72%
Pay rate	2.72	6.70	—	—	—	—	3.48	3.96
Fixed rate deposit designation:
Generic receive fixed swaps	$877	$—	$—	$—	$—	$—	$877	$1,467
Weighted average: (1)
Receive rate	5.22%	—%	—%	—%	—%	—%	5.22%	4.22%
Pay rate	4.08	—	—	—	—	—	4.08	3.12
Medium- and long-term debt designation:
Generic receive fixed swaps	$—	$—	$250	$—	$350	$900	$1,500	$1,500
Weighted average: (1)
Receive rate	—%	—%	7.04%	—%	6.67%	6.75%	6.78%	6.78%
Pay rate	—	—	1.34	—	1.39	1.47	1.43	1.67
Total notional amount	$4,582	$3,504	$3,050	$500	$350	$900	$12,886	$13,602

(1) Variable rates paid on receive fixed swaps are based on one-month and three-month LIBOR or one-month Canadian Dollar Offered Rate (CDOR) rates in effect at March 31, 2003. Variable rates received on pay fixed swaps are based on prime at March 31, 2003.

(2) Variable rates received are based on three-month and six-month LIBOR or one-month and three-month CDOR rates in effect at March 31, 2003.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 - Derivatives and Foreign Exchange Contracts (continued)

     The Corporation had commitments to purchase investment securities for its trading account and available for sale portfolios totaling $328 million at March 31, 2003 and $581 million at December 31, 2002 and, during the month of April 2003, committed to purchase an additional $636 million. Commitments to sell investment securities related to the trading account totaled $28 million at March 31, 2003, and $4 million at December 31, 2002. Outstanding commitments expose the Corporation to both credit and market risk.

Customer-Initiated and Other

     The Corporation earns additional income by executing various derivative transactions, primarily foreign exchange contracts and interest rate contracts, at the request of customers. Market risk inherent in customer-initiated contracts is often mitigated by taking offsetting positions. The Corporation generally does not speculate in derivative financial instruments for the purpose of profiting in the short-term from favorable movements in market rates. Average fair values and income from customer-initiated and other foreign exchange contracts and interest rate contracts were not material for the three-month periods ended March 31, 2003 and 2002 and for the year ended December 31, 2002.

Derivative and Foreign Exchange Activity

     The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts for the three months ended March 31, 2003.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 - Derivative and Foreign Exchange Contracts (continued)

			Customer-Initiated
	Risk Management		and Other

	Interest	Foreign	Interest	Foreign
	Rate	Exchange	Rate	Exchange
(in millions)	Contracts	Contracts	Contracts	Contracts

Balance at December 31, 2003	$13,602	$738	$1,744	$1,771
Additions	1,097	4,047	757	14,025
Maturities/amortizations	(1,813)	(4,102)	(128)	(13,490)
Terminations	—	—	(8)	—

Balance at March 31, 2003	$12,886	$683	$2,365	$2,306

     Additional information regarding the nature, terms and associated risks of the above derivatives and foreign exchange contracts, can be found in the Corporation’s 2002 annual report on page 40 and in Notes 1 and 22 to the consolidated financial statements.

Note 8 - Standby and Commercial Letters of Credit and Financial Guarantees

The total contractual amounts of standby letters of credit and financial guarantees and commercial letters of credit at March 31, 2003 and December 31, 2002, which represents the Corporation’s credit risk, are shown in the table below.

	March 31,	December 31,
(in millions)	2003	2002

Standby letters of credit and financial guarantees	$5,788	$5,545
Commercial letters of credit	215	241

     Standby and commercial letters of credit and financial guarantees represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2012. Commercial letters

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 - Standby and Commercial Letters of Credit and Financial Guarantees (continued)

of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation enters into participation arrangements with third parties which effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $230 million of the $5,788 million of standby letters of credit outstanding at March 31, 2003. At March 31, 2003, the carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which is included in accrued expenses and other liabilities on the consolidated balance sheet, totaled $56 million.

Note 9 - Business Segment Information

     The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. Lines of business results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal organizational structure of the Corporation; information presented is not necessarily comparable with any other financial institution. Lines of business/segment financial results for the three months ended March 31, 2003 and 2002 are presented below.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 9 - Business Segment Information (continued)

(dollar amounts in millions)

	Business		Individual		Investment
	Bank		Bank*		Bank

Three Months Ended March 31,	2003	2002	2003	2002	2003	2002

Earnings summary
Net interest income (expense)(FTE)	$398	$386	$191	$192	$—	$1
Provision for loan losses	77	95	7	9	—	—
Noninterest income	66	63	78	78	43	49
Noninterest expenses	145	146	168	160	44	46
Provision (benefit) for income taxes (FTE)	92	78	29	33	—	1
Net income (loss)	150	130	65	68	(1)	3
Selected average balances
Assets	$36,183	$34,784	$9,169	$8,335	$191	$306
Loans	35,127	33,684	8,388	7,549	3	8
Deposits	17,910	12,527	19,517	18,465	26	65
Attributed equity	2,783	3,065	1,032	969	144	201
Statistical data
Return on average assets	1.65%	1.50%	1.24%	1.39%	(1.26)%	3.07%
Return on average attributed equity	21.51	17.07	24.80	28.09	(1.68)	4.87
Efficiency ratio	31.15	32.41	62.74	59.42	102.04	92.41

	Finance*		Other		Total

Three Months Ended March 31,	2003	2002	2003	2002	2003	2002

Earnings summary
Net interest income (expense)(FTE)	$(80)	$(36)	$3	$(2)	$512	$541
Provision for loan losses	—	—	22	(29)	106	75
Noninterest income	33	17	—	1	220	208
Noninterest expenses	2	2	8	(7)	367	347
Provision (benefit) for income taxes (FTE)	(25)	(12)	(13)	13	83	113
Net income (loss)	(24)	(9)	(14)	22	176	214
Selected average balances
Assets	$6,011	$5,352	$1,092	$1,098	$52,646	$49,875
Loans	—	—	—	—	43,518	41,241
Deposits	3,189	4,823	196	93	40,838	35,973
Attributed equity	884	886	128	(318)	4,971	4,803
Statistical data
Return on average assets	(0.94)%	(0.19)%	N/M	N/M	1.33%	1.72%
Return on average attributed equity	(10.77)	(4.40)	N/M	N/M	14.13	17.84
Efficiency ratio	(3.03)	(11.11)	N/M	N/M	51.10	46.28

N/M - Not Meaningful

*	Return on average assets for the Individual Bank and Finance segments are calculated based on total average liabilities and attributed equity.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 9 - Business Segment Information (continued)

     For a description of the business activities of each line of business and the methodologies, which form the basis for these results, refer to Note 26 to the consolidated financial statements in the Corporation’s 2002 Annual Report.

Note 10 - Pending Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 provides guidance on how to identify a variable interest entity (VIE), and when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in a VIE will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s residual returns, if the losses and/or returns occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The Corporation must apply the provisions of FIN 46 to any of its existing variable interests in a VIE no later than July 1, 2003. The Corporation is currently reviewing certain venture capital, private equity and low income housing investments to determine if these qualify as a VIE, and if the Corporation would be considered the primary beneficiary and would need to consolidate. The adoption of the provisions of FIN 46 is not expected to have a material impact on the Corporation’s financial position or results of operations.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     Net income for the quarter ended March 31, 2003 was $176 million, down $38 million, or 18 percent, from $214 million reported for the first quarter of 2002. Quarterly diluted net income per share decreased to $1.00 from $1.20 a year ago. Return on average common shareholders’ equity was 14.13 percent and return on average assets was 1.33 percent, compared to 17.84 percent and 1.72 percent, respectively, for the comparable quarter last year. The decline in earnings in the first quarter of 2003 compared to the comparable quarter last year resulted primarily from a $31 million increase in the provision for loan losses, a decline in net interest income of $29 million and a $14 million increase in salaries and employee benefits expense. Partially offsetting the decline in earnings was a $14 million increase in securities gains in the first quarter of 2003 compared to the first quarter of last year.

Net Interest Income

     The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended March 31, 2003. On a FTE basis, net interest income decreased to $512 million for the three months ended March 31, 2003, from $541 million for the comparable quarter in 2002. Average earning assets increased five percent when compared to the first quarter of last year, while the net interest margin decreased to 4.30 percent for the three months ended March 31, 2003, from 4.77 percent for the comparable three months of 2002. The margin decline was primarily the result of narrowing spreads on business loans and interest rate risk hedging, including the restructuring of the investment portfolio. In addition, the diminished value of noninterest-bearing funds in a lower rate environment contributed to the lower margin.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)

	Three Months Ended

	March 31, 2003			March 31, 2002

(dollar amounts	Average		Average	Average		Average
in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans	$26,313	$273	4.20%	$25,086	$304	4.91%
Real estate construction loans	3,558	45	5.14	3,279	47	5.87
Commercial mortgage loans	7,254	101	5.65	6,371	100	6.35
Residential mortgage loans	809	14	6.84	761	14	7.31
Consumer loans	1,534	22	5.90	1,483	25	6.87
Lease financing	1,290	17	5.12	1,208	17	5.46
International loans	2,760	30	4.41	3,053	38	5.06
Business loan swap income	—	92	—	—	101	—

Total loans	43,518	594	5.53	41,241	646	6.35
Investment securities available for sale (1)	3,972	47	4.74	4,199	61	5.88
Short-term investments	788	6	3.31	461	6	5.62

Total earning assets	48,278	647	5.43	45,901	713	6.30
Cash and due from banks	1,799			1,803
Allowance for loan losses	(826)			(678)
Accrued income and other assets	3,395			2,849

Total assets	$52,646			$49,875

Money market and NOW deposits	$16,452	55	1.35	$10,986	38	1.40
Savings deposits	1,549	2	0.61	1,774	5	1.19
Certificates of deposit	8,862	41	1.87	11,654	73	2.54
Foreign office time deposits	687	6	3.40	735	6	3.43

Total interest-bearing deposits	27,550	104	1.53	25,149	122	1.97
Short-term borrowings	976	3	1.33	2,511	11	1.86
Medium- and long-term debt	5,078	28	2.23	5,723	39	2.74

Total interest-bearing sources	33,604	135	1.63	33,383	172	2.10

Noninterest-bearing deposits	13,288			10,824
Accrued expenses and other liabilities	783			865
Common shareholders’ equity	4,971			4,803

Total liabilities and shareholders’ equity	$52,646			$49,875

Net interest income/ rate spread (FTE)		$512	3.80		$541	4.20

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			0.50			0.57

Net interest margin (as a percentage of average earning assets)(FTE)			4.30%			4.77%

(1)  The average rate for investment securities available for sale was computed using average historical cost.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE) (continued)

	Three Months Ended
	March 31, 2003/March 31, 2002

	Increase	Increase
	(Decrease)	(Decrease)	Net
	Due to	Due to	Increase
(in millions)	Rate	Volume*	(Decrease)

Loans	$(85)	$33	$(52)
Investment securities available for sale	(11)	(3)	(14)
Short-term investments	(3)	3	—

Total earning assets	(99)	33	(66)
Interest-bearing deposits	(23)	5	(18)
Short-term borrowings	(3)	(5)	(8)
Medium- and long-term debt	(7)	(4)	(11)

Total interest-bearing sources	(33)	(4)	(37)

Net interest income/rate spread (FTE)	$(66)	$37	$(29)

*     Rate/Volume variances are allocated to variances due to volume.

Provision for Loan Losses

     The provision for loan losses was $106 million for the first quarter of 2003, compared to $75 million for the same period in 2002. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed in the section entitled “Allowance for Loan Losses and Nonperforming Assets.” The increase in the provision for loan losses resulted primarily from the impact of the continued uncertainty in the economy on the Corporation’s customers, as evidenced by an increased level of charge-offs. Business bankruptcy rates both nationally and in the Michigan market, where the Corporation has a geographic concentration of credit, were at elevated levels over the last 12 months. Michigan Purchasing Management Indices have been relatively neutral, suggesting slower than normal recovery for the manufacturing and auto supplier sectors of the regional economy, where the Corporation has an industry concentration of credit.

Noninterest Income

     Noninterest income was $220 million for the three months ended March 31, 2003, an increase of $12 million, or six percent, over the same period in 2002. Included in first quarter 2003 noninterest income are $13 million in gains on securities sales, $6 million of cash flow hedge ineffectiveness gains and a $6 million net write-down of venture capital and private equity securities. The Corporation benefitted from cash flow hedge ineffectiveness gains in the first quarter 2003 and to a lesser extent in prior quarters. The accumulated gains of $13 million at March 31, 2003 are expected to reverse in the near term, which will result in cash flow hedge ineffectiveness losses. The uncertain economy and declining equity markets continue to negatively affect the values of venture and private equity investments and investment funds. When these declines are deemed to be other than temporary, a write-down is recorded. The uncertainty in the economy and equity markets will continue to affect the values of the companies that access these funds. Certain of the Corporation’s noninterest income, primarily fiduciary income and investment advisory revenue, is at risk to fluctuations in the market values of underlying assets, particularly equity securities. Other income, primarily brokerage service fees, is at risk to changes in the level of market activity. Noninterest income related to these market-related revenue sources declined $8 million compared to the first quarter of 2002. This decrease was partially offset by increased revenue from service charges on deposit accounts which increased $5 million from the comparable quarter of 2002 due to growth in deposits and lower earnings credit allowances provided to business customers.

Noninterest Expenses

     Noninterest expenses were $367 million for the quarter ended March 31, 2003, an increase of $20 million, or six percent, from the comparable quarter in 2002. This increase was due primarily to a $14 million increase in salaries and employee benefits expenses that resulted from merit increases, higher pension charges and $6 million of additional expense recorded as a result of the Corporation’s 2002 adoption of the fair value method of accounting for stock options.

Provision for Income Taxes

     The provision for income taxes for the first quarter of 2003 totaled $82 million, compared to $112 million reported for the same period a year ago. The effective tax rate was 32 percent for the first quarter of 2003 and year-ended December 31, 2002.

Financial Condition

     Total assets were $55.8 billion at March 31, 2003, compared with $53.3 billion at year-end 2002 and $50.2 billion at March 31, 2002. The Corporation has experienced a one percent increase in total loans since December 31, 2002. The nominal increase does not reflect the underlying growth in many of the Corporation’s core loan portfolios. Middle Market (six percent), National Dealer Services (11 percent), Small Business (two percent) and Private Banking (four percent) all had growth, on an average basis, from the fourth quarter 2002 to the first quarter 2003. The growth was not evident in total loans as large corporate loans declined (17 percent) as maturing non-relationship loans were not renewed. Slow growth in total loans, coupled with a significant increase in deposits, has resulted in a $1.7 billion increase in short-term investments since year-end 2002. Reinvestment of proceeds from year-end 2002 investment securities sales has resulted in an increase of $1.2 billion in investment securities available for sale from the December 31, 2002 level.

     Total liabilities increased $2.4 billion, or five percent, from December 31, 2002, to $50.8 billion. Total deposits increased six percent to $44.4 billion at March 31, 2003, from $41.8 billion at year-end 2002 due to growth in both interest-bearing and noninterest-bearing deposit balances. Deposits in the Financial Services Group increased to $10.4 billion at March 31, 2003 from $9.4 billion at December 31, 2002, primarily due to strong mortgage business activity and new customers. Medium- and long-term debt decreased $148 million to $5.1 billion at March 31, 2003.

Allowance for Loan Losses and Nonperforming Assets

     The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the senior management of the Corporation’s Credit Policy Group. The Corporation performs a detailed credit quality review quarterly on large business loans that have deteriorated below certain levels of credit risk, and allocates a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international categories. A portion of the allowance is allocated to the remaining business loans by applying projected loss ratios, based on numerous factors identified below, to the loans within each risk rating. In addition, a portion of the allowance is allocated to these remaining loans based on industry specific and geographic risks inherent in certain portfolios, including portfolio exposures to the developing high technology and entertainment industries, regional economic risks and Latin American transfer risks. The portion of the allowance allocated to consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts. The allocated portion of the allowance was $761 million at March 31, 2003, an increase of $8 million from year-end 2002. The increase in the allocated allowance was attributable to business loans not individually evaluated for impairment at March 31, 2003.

     Actual loss ratios experienced in the future will likely vary from those projected. This uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or identified industry specific and geographic risks. An unallocated portion of the allowance is maintained to capture these probable losses. The unallocated allowance reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses. Determination of the probable losses inherent in the portfolio involves the exercise of judgement. Factors that were considered in the evaluation of the adequacy of the Corporation’s unallocated allowance include the imprecision in the risk rating system and the risk associated with new customer relationships.

     Management also considers industry norms and the expectations of rating agencies and banking regulators in determining the adequacy of the allowance. The total allowance, including the unallocated amount, is available to absorb losses from any segment of the portfolio. Unanticipated economic events, including political, economic and regulatory stability in countries where the Corporation has a concentration of loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allocated allowance. Inclusion of other industry specific and geographic portfolio exposures in the allocated allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allocated allowance. Any of these events, or some combination, may result in the need for additional provision for loan losses in order to maintain an adequate allowance.

     As a result of recent political and economic events in Argentina and Brazil, the Corporation is closely monitoring these exposures. A breakout of the exposure components is provided in the following table.

	Argentina		Brazil

	March 31,	December 31,	March 31,	December 31,
(in millions)	2003	2002	2003	2002

Loans	$74	$70	$335	$412
Securities	6	6	50	51
Unfunded commitments	9	9	59	48

Total exposure	$89	$85	$444	$511

Nonperforming loans	$33	$37	$1	$3
Nonperforming securities	4	4	—	—

Total nonperforming assets	$37	$41	$1	$3

     At March 31, 2003, the allowance for loan losses was $801 million, an increase of $10 million from December 31, 2002. The allowance for loan losses as a percentage of total period-end loans increased to 1.88 percent at March 31, 2003, from 1.87 percent at December 31, 2002. This increased allowance coverage of loans resulted primarily from the impact of the continued uncertainty in the economy on the Corporation’s customers and the country risk factors as reflected in the $8 million increase in the allocated allowance. At March 31, 2003 and December 31, 2002, the Corporation also had an allowance for credit losses on lending-related commitments of $34 million and $35 million, respectively, which is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets. These lending-related commitments include unfunded loan commitments and letters of credit.

     Nonperforming assets at March 31, 2003 were $641 million, as compared to $579 million at December 31, 2002, an increase of $62 million, or 11 percent. The allowance for loan losses as a percentage of nonperforming assets decreased to 125 percent at March 31, 2003, from 136 percent at December 31, 2002. The temporary increase in the allowance coverage of nonperforming assets at December 31, 2002 was due to significant ($115 million) nonperforming loan sales in the fourth quarter of 2002.

     Nonperforming assets at March 31, 2003 and December 31, 2002 were categorized as follows:

	March 31,	December 31,
(in millions)	2003	2002

Nonaccrual loans:
Commercial	$400	$372
Real estate construction	39	19
Commercial mortgage	57	53
Residential mortgage	—	—
Consumer	2	2
Lease financing	35	5
International	91	114

Total nonaccrual loans	624	565
Reduced-rate loans	—	—

Total nonperforming loans	624	565
Other real estate	13	10
Nonaccrual debt securities	4	4

Total nonperforming assets	$641	$579

Loans past due 90 days or more	$50	$43

     The following table presents a summary of changes in nonaccrual loans based on an analysis of nonaccrual loans with book balances greater than $2 million.

(in millions)
Nonaccrual loans at December 31, 2002	$565
Loans transferred to nonaccrual	187
Business loan gross charge-offs	(98)
Loans transferred to accrual status	(9)
Loans sold	(3)
Payments/Other	(18)*

Nonaccrual loans at March 31, 2003	$624

*     Net change related to nonaccrual loans with balances less than $2 million, other than business loan charge-offs, included in Payments/Other.

     The following table presents a summary of loans transferred to nonaccrual based on the Standard Industrial Classification (SIC) code as a percentage of total loans transferred to nonaccrual in the first quarter of 2003.

Major SIC Category

Transportation	23%
Services	22
Manufacturing	17
Real Estate	12
Wholesale Trade	10
Other	16

Total	100%

     Of the loans transferred to nonaccrual status in the first quarter of 2003, $35 million was to a customer in the transportation sector, $24 million was to a real estate developer in the real estate sector, $19 million was to a customer in the services sector and $17 million was to a customer in the manufacturing sector. Customers related to the automotive industry comprised $14 million of the loans transferred to nonaccrual.

     Shared National Credit Program (SNC) loans comprised approximately 25 percent of total nonperforming assets at both March 31, 2003 and December 31, 2002. SNC loans are facilities greater than $20 million shared by three or more financial institutions and reviewed by regulatory authorities at the lead bank or agent bank level. These loans comprised approximately 17 and 18 percent of total loans at March 31, 2003 and December 31, 2002, respectively. Of the $187 million of loans greater than $2 million transferred to nonaccrual status in the first quarter of 2003, $54 million were SNC loans.

     Net charge-offs for the first quarter 2003 were $96 million, or 0.88 percent of average total loans, compared with $60 million, or 0.58 percent, for the first quarter 2002. A corresponding increase in both charge-offs and nonperforming assets during the quarter kept the carrying value of nonaccrual loans as a percentage of contractual value unchanged at 60 percent at both March

31, 2003 and December 31, 2002. The provision for loan losses was $106 million for the first quarter of 2003, compared to $75 million for the same period in 2002.

     Of the charge-offs taken in the first quarter of 2003, $28 million were to customers in the manufacturing sector and $15 million were to customers in the technology sector. The remaining charge-offs were spread primarily across customers in the finance, wholesale trade, entertainment, retail trade and services sectors. Customers related to the automotive industry comprised $14 million of the charge-offs, and were primarily in the manufacturing sector.

     Without an improvement in the economy, management expects nonperforming assets, net charge-offs and related allowance and coverage ratios to remain similar to March 31, 2003 quarter-end and first quarter 2003 levels, respectively.

Capital

     Common shareholders’ equity was $5.0 billion at March 31, 2003, up $56 million from December 31, 2002. This increase was due primarily to the retention of $89 million of current year earnings, and the recognition of stock-based compensation and the effect of employee stock plan activity, which increased common shareholders’ equity $7 million and $5 million, respectively, offset by a $45 million decrease in other comprehensive income. The Corporation’s capital ratios exceed minimum regulatory requirements as follows:

	March 31,	December 31,
	2003	2002

Tier 1 common capital ratio	7.47%	7.39%
Tier 1 risk-based capital ratio (4.00% - minimum)	8.12	8.05
Total risk-based capital ratio (8.00% - minimum)	11.73	11.72
Leverage ratio (3.00% - minimum)	9.46	9.29

     At March 31, 2003, the Corporation and all of its banking subsidiaries exceeded the ratios required to be considered “well capitalized” (total capital greater than 10 percent). On March 31, 2003, the Corporation filed an application to merge its three principal banking subsidiaries. The application was approved by the Federal Reserve Bank of Chicago on May 9, 2003. The Corporation contemplates effecting the merger on or about June 30, 2003. The pro forma merged bank also exceeds the “well capitalized” ratios.

Critical Accounting Policies

     The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation’s 2002 Annual Report, as updated in Note 1 to the unaudited consolidated financial statements in this report. These policies require numerous estimates and strategic or economic assumptions which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for allowance for loan losses, pension plan accounting and goodwill. These policies are reviewed with the Audit and Legal Committee of the Corporation’s Board of Directors and are discussed more fully on pages 42-45 of the Corporation’s 2002 Annual Report. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2002 Annual Report, except for the estimated decline in the amount required to trigger goodwill impairment of the Corporation’s asset management reporting unit (Munder). At March 31, 2003, management estimates that it would take a decline in the fair value of the asset management reporting unit of $25 million to trigger goodwill impairment, compared to $50 million estimated at December 31, 2002.

Other Matters

     In May 2003, Comerica issued $300 million of 4.80% Subordinated Notes which are classified in medium- and long-term debt. The notes pay interest on May 1 and November 1 of each year, beginning with November 1, 2003, and mature May 1, 2015. The Corporation used $135 million of the net proceeds for the repayment of commercial paper with an interest rate of 1.28% and a maturity date of May 7, 2003 and intends to use the remaining net proceeds for general corporate purposes.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation actively manages its material exposure to interest rate risk. Management attempts to evaluate the effect of movements in interest rates on net interest income and uses interest rate swaps and other instruments to manage its interest rate risk exposure. The primary tool used by the Corporation in determining its exposure to interest rate risk is net interest income simulation analysis. The net interest income simulation analysis performed at the end of each quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at March 31, 2003 for a decline in short-term interest rates to zero percent identified approximately $74 million, or four percent, of forecasted net interest income at risk over the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income would be enhanced by approximately $35 million, or two percent. Corresponding measures of risk exposure at December 31, 2002 were approximately $91 million of net interest income at risk for a decline in rates to zero percent and an approximately $104 million enhancement of net interest income for a 200 basis point rise in rates.

     Secondarily, the Corporation utilizes an economic value of equity analysis and a traditional interest sensitivity gap measure as alternative measures of interest rate risk exposure. At March 31, 2003, all three measures of interest rate risk were within established corporate policy guidelines. For further discussion of interest rate risk and other market risks, see Note 7 and pages 38-42 of the Corporation’s 2002 Annual Report.

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on the evaluation, such officers have concluded that, as of the Evaluation Date, the Corporation’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act.

(b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Corporation’s internal controls or in other factors that could significantly affect such controls.

Forward-looking statements

     This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. All statements regarding the Corporation’s expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” “feels,” “expects,”

“estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “outcome,” “continue,” “remain, “maintain,” “trend” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions as they relate to the Corporation or its management, are intended to identify forward-looking statements.

     The Corporation cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date the statement is made, and the Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

     In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation’s SEC reports (accessible on the SEC’s website at www.sec.gov or on the Corporation’s website at www.comerica.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance:

•	general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected;

•	Latin America may continue to experience economic, political and social uncertainties;

•	developments concerning credit quality in various industry sectors may result in an increase in the level of the Corporation’s provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	domestic demand for commercial loan and investment advisory products may continue to be weak;

•	customer borrowing, repayment, investment and deposit practices generally may be less favorable than anticipated;

•	interest rate and currency fluctuations, equity and bond market fluctuations, and inflation may be greater than expected;

•	the mix of interest rates and maturities of the Corporation’s interest earning assets and interest bearing liabilities (primarily loans and deposits) may be less favorable than expected;

•	global capital markets in general, and the technology industry in particular, may continue to exhibit weakness, adversely affecting the Corporation’s investment advisory business line, as well as the

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

     Several of the Corporation’s banking subsidiaries are member banks of Visa U.S.A., Inc. (“Visa”), against whom several U.S. merchants filed class action suits under U.S. federal antitrust law. The Corporation and its subsidiaries are not parties to these suits. On April 30, 2003, Visa reported that it had reached a settlement with the various merchants whereby Visa has agreed to modify its “Honor all Cards” policy and pay $2 billion in damages over ten years. The Corporation currently is assessing the impact of this settlement on the Corporation’s banking subsidiaries, which are member banks of Visa, but based on current information, does not expect this settlement to have a material impact on the Corporation’s consolidated financial condition or results of operations. Decreased interchange fees resulting from this settlement are expected to reduce noninterest income by $2 million in the last five months of 2003.

     The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings, including certain purported class actions, arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, management does not believe that the amount of any resulting liability arising from these matters will have a material adverse effect on the Corporation’s consolidated financial condition or results of operations.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	(11)	Statement re: Computation of Net Income Per Common Share

	(99.1)	Chairman, President and CEO Certification of Periodic Report

	(99.2)	Executive Vice President and CFO Certification of Periodic Report

(b)		Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three months ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED

(Registrant)

/s/ Elizabeth S. Acton Elizabeth S. Acton Executive Vice President and Chief Financial Officer

/s/ Marvin J. Elenbaas Marvin J. Elenbaas Senior Vice President and Controller (Principal Accounting Officer)
Date: May 14, 2003

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ralph W. Babb, Jr., Chairman, President and Chief Executive Officer of Comerica Incorporated (the “Registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Registrant for the period ended March 31, 2003 (the “Quarterly Report”);

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

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

6.	The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Ralph W. Babb, Jr. Ralph W. Babb, Jr. Chairman, President and Chief Executive Officer

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Elizabeth S. Acton, Executive Vice President and Chief Financial Officer of Comerica Incorporated (the “Registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Registrant for the period ended March 31, 2003 (the “Quarterly Report”);

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

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

6.	The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Elizabeth S. Acton Elizabeth S. Acton Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

(11)	Statement re: Computation of Net Income Per Common Share

(99.1)	Chairman, President and CEO Certification of Periodic Report

(99.2)	Executive Vice President and CFO Certification of Periodic Report