Form 10-Q
period 2003-06-30
COMERICA INC /NEW/
filed 2003-08-14
CIK 28412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

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

     $5 par value common stock:
                    Outstanding as of July 31, 2003: 175,267,000 shares

COMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

	June 30,	December 31,	June 30,
(in millions, except share data)	2003	2002	2002

	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$4,556	$1,902	$1,748
Short-term investments	4,162	2,446	851
Investment securities available for sale	5,196	3,053	4,463

Commercial loans	25,073	25,242	24,381
Real estate construction loans	3,578	3,457	3,397
Commercial mortgage loans	7,607	7,194	6,821
Residential mortgage loans	828	789	742
Consumer loans	1,496	1,538	1,499
Lease financing	1,275	1,296	1,239
International loans	2,607	2,765	3,073

Total loans	42,464	42,281	41,152
Less allowance for loan losses	(802)	(791)	(741)

Net loans	41,662	41,490	40,411
Premises and equipment, net	371	371	354
Customers’ liability on acceptances outstanding	29	33	31
Accrued income and other assets	2,751	4,006	2,725

TOTAL ASSETS	$58,727	$53,301	$50,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$19,130	$16,335	$13,028
Interest-bearing deposits	27,928	25,440	25,154

Total deposits	47,058	41,775	38,182
Short-term borrowings	362	540	755
Acceptances outstanding	29	33	31
Accrued expenses and other liabilities	792	790	800
Medium- and long-term debt	5,400	5,216	5,921

Total liabilities	53,641	48,354	45,689
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 178,735,252 shares at 6/30/03 and 12/31/02 and 178,749,198 shares at 6/30/02	894	894	894
Capital surplus	372	363	348
Accumulated other comprehensive income	181	237	243
Retained earnings	3,842	3,684	3,627
Less cost of common stock in treasury - 3,490,548 shares at 6/30/03, 3,960,149 shares at 12/31/02 and 3,699,038 shares at 6/30/02	(203)	(231)	(218)

Total shareholders’ equity	5,086	4,947	4,894

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,727	$53,301	$50,583

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions, except per share data)	2003	2002	2003	2002

INTEREST INCOME
Interest and fees on loans	$577	$634	$1,170	$1,279
Interest on investment securities	40	64	87	125
Interest on short-term investments	10	7	16	13

Total interest income	627	705	1,273	1,417
INTEREST EXPENSE
Interest on deposits	103	122	207	244
Interest on short-term borrowings	2	11	5	22
Interest on medium- and long-term debt	29	41	57	80

Total interest expense	134	174	269	346

Net interest income	493	531	1,004	1,071
Provision for loan losses	111	170	217	245

Net interest income after provision for loan losses	382	361	787	826

NONINTEREST INCOME
Service charges on deposit accounts	58	57	119	113
Fiduciary income	42	44	83	88
Commercial lending fees	15	21	30	34
Letter of credit fees	16	15	32	29
Foreign exchange income	9	12	19	21
Brokerage fees	8	10	16	20
Investment advisory revenue, net	7	9	14	19
Bank-owned life insurance	12	18	21	29
Equity in earnings of unconsolidated subsidiaries	1	1	3	4
Warrant income	—	2	—	4
Net securities gains/(losses)	29	(9)	42	(10)
Other noninterest income	29	42	67	79

Total noninterest income	226	222	446	430

NONINTEREST EXPENSES
Salaries and employee benefits	219	208	441	416
Net occupancy expense	30	31	62	61
Equipment expense	14	17	30	33
Outside processing fee expense	18	16	35	31
Customer services	5	4	12	15
Other noninterest expenses	74	76	147	143

Total noninterest expenses	360	352	727	699

Income before income taxes	248	231	506	557
Provision for income taxes	78	74	160	186

NET INCOME	$170	$157	$346	$371

Net income applicable to common stock	$170	$157	$346	$371

Basic net income per common share	$0.98	$0.89	$1.98	$2.11
Diluted net income per common share	0.97	0.88	1.97	2.08
Cash dividends declared on common stock	87	84	174	168
Dividends per common share	0.50	0.48	1.00	0.96

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

			Accumulated
			Other			Total
	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except share data)	Stock	Surplus	Income	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2002	$894	$331	$225	$3,448	$(91)	$4,807
Net income	—	—	—	371	—	371
Other comprehensive income, net of tax	—	—	18	—	—	18

Total comprehensive income	—	—	—	—	—	389
Cash dividends declared on common stock	—	—	—	(168)	—	(168)
Purchase of 3,091,500 shares of common stock	—	—	—	—	(186)	(186)
Net issuance of common stock under employee stock plans	—	8	—	(24)	59	43
Recognition of stock-based compensation expense	—	9	—	—	—	9

BALANCE AT JUNE 30, 2002	$894	$348	$243	$3,627	$(218)	$4,894

BALANCE AT JANUARY 1, 2003	$894	$363	$237	$3,684	$(231)	$4,947
Net income	—	—	—	346	—	346
Other comprehensive income, net of tax	—	—	(56)	—	—	(56)

Total comprehensive income	—	—	—	—	—	290
Cash dividends declared on common stock	—	—	—	(174)	—	(174)
Net issuance of common stock under employee stock plans	—	(5)	—	(14)	28	9
Recognition of stock-based compensation expense		14	—	—	—	14

BALANCE AT JUNE 30, 2003	$894	$372	$181	$3,842	$(203)	$5,086

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended
	June 30,

(in millions)	2003	2002

OPERATING ACTIVITIES:
Net income	$346	$371
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	217	245
Depreciation and software amortization	34	36
Net amortization of intangibles	1	2
Net (gain) loss on sale of investment securities available for sale	(42)	10
Contribution to pension plan fund	(23)	(74)
Net decrease (increase) in trading securities	9	(18)
Net decrease in loans held for sale	20	41
Net decrease in accrued income receivable	10	20
Net decrease in accrued expenses	(30)	(15)
Other, net	152	(223)

Total adjustments	348	24

Net cash provided by operating activities	694	395
INVESTING ACTIVITIES:
Net (increase) decrease in other short-term investments	(1,745)	205
Proceeds from sales of investment securities available for sale	3,617	265
Proceeds from maturities of investment securities available for sale	1,056	806
Purchases of investment securities available for sale	(6,748)	(1,196)
Decrease in receivables for securities sold pending settlement	1,110	—
Net increase in loans	(407)	(67)
Fixed assets, net	(28)	(30)
Purchase of bank-owned life insurance	—	(8)
Net decrease (increase) in customers’ liability on acceptances outstanding	4	(2)

Net cash (used in) provided by investing activities	(3,141)	(27)
FINANCING ACTIVITIES:
Net increase in deposits	5,288	619
Net decrease in short-term borrowings	(178)	(1,231)
Net (decrease) increase in acceptances outstanding	(4)	2
Proceeds from issuance of medium- and long-term debt	308	971
Repayments of medium- and long-term debt	(151)	(600)
Proceeds from issuance of common stock and other capital transactions	9	43
Purchase of common stock for treasury and retirement	—	(186)
Dividends paid	(171)	(163)

Net cash provided by (used in) financing activities	5,101	(545)

Net increase (decrease) in cash and due from banks	2,654	(177)
Cash and due from banks at beginning of period	1,902	1,925

Cash and due from banks at end of period	$4,556	$1,748

Interest paid	$243	$352

Income taxes paid	$130	$155

Noncash investing and financing activities:
Loans transferred to other real estate	$14	$6

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the “Corporation”) on Form 10-K for the year ended December 31, 2002.

Derivative and Foreign Exchange Contracts

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies (continued)

Stock-Based Compensation

     In 2002, the Corporation adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”), which the Corporation is applying prospectively to all stock-based compensation awards granted to employees after December 31, 2001. Options granted prior to January 1, 2002 continue to be accounted for under the intrinsic value method, as outlined in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The effect on net income and earnings per share, if the fair value method had been applied to all outstanding and unvested awards in each period, is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions, except per share data)	2003	2002	2003	2002

Net income applicable to common stock, as reported	$170	$157	$346	$371
Add: Stock-based compensation expense included in reported net income, net of related tax effects	4	5	9	7
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	5	8	13	15

Pro forma net income applicable to common stock	$169	$154	$342	$363

Net income per common share:
Basic-as reported	$0.98	$0.89	$1.98	$2.11
Basic-pro forma	0.97	0.87	1.96	2.06
Diluted-as reported	0.97	0.88	1.97	2.08
Diluted-pro forma	0.96	0.86	1.95	2.03

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies (continued)

Impairment

     Goodwill and identified intangible assets that have an indefinite useful life are subject to impairment testing, which the Corporation conducts annually, or on an interim basis if events or changes in circumstances between annual tests indicate the assets might be impaired. The Corporation performs its annual impairment test for goodwill and identified intangible assets that have an indefinite useful life as of July 1 of each year. The impairment test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units, which are a subset of the Corporation’s operating segments, and comparing the fair value of each reporting unit to its carrying value. If the fair value is less than the carrying value, a further test is required to measure the amount of impairment.

     The Corporation reviews finite lived intangible assets and other long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, the Corporation recognizes a loss to reduce the carrying amount to fair value. Additional information regarding the Corporation’s goodwill, intangible assets and impairment policies can be found in the Corporation’s 2002 Annual Report on page 44 and in Notes 1, 7 and 8 to the consolidated financial statements.

Standby and Commercial Letters of Credit and Financial Guarantees

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

Note 2 - Investment Securities

     At June 30, 2003, investment securities having a carrying value of $1.2 billion were pledged, primarily with the Federal Reserve Bank and state and local government agencies. Securities are pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $95 million at June 30, 2003.

Note 3 - Allowance for Loan Losses

     The following summarizes the changes in the allowance for loan losses:

	Six Months Ended
	June 30,

(in millions)	2003	2002

Balance at beginning of period	$791	$637
Loans charged off:
Commercial	159	124
Real estate construction	1	—
Commercial mortgage	12	—
Consumer	4	4
Lease financing	4	8
International	37	20

Total loans charged off	217	156
Recoveries:
Commercial	8	12
Real estate construction	—	—
Commercial mortgage	—	—
Consumer	1	2
Lease financing	—	—
International	2	1

Total recoveries	11	15

Net loans charged off	206	141
Provision for loan losses	217	245

Balance at end of period	$802	$741

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 3 - Allowance for Loan Losses (continued)

     SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans include $13 million of loans which were formerly on nonaccrual status, but were restructured and met the requirements to be restored to an accrual basis. These restructured loans are performing in accordance with their modified terms, but, in accordance with impaired loan disclosures, must continue to be disclosed as impaired for the remainder of the calendar year of the restructuring. Impaired loans averaged $607 million and $603 million for the three and six month periods ended June 30, 2003, compared to $632 million and $643 million, respectively, for the comparable periods last year. The following presents information regarding the period-end balances of impaired loans:

	Six Months Ended	Year Ended
(in millions)	June 30, 2003	December 31, 2002

Total period-end impaired loans	$570	$582
Less: Loans returned to accrual status during the period	13	19

Total period-end nonaccrual business loans	$557	$563

Impaired loans requiring an allowance	$539	$530

Allowance allocated to impaired loans	$164	$197

     Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investments in such loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 4 - Medium- and Long-term Debt

     Medium- and long-term debt consisted of the following at June 30, 2003 and December 31, 2002:

(dollar amounts in millions)	June 30, 2003	December 31, 2002

Parent Company
7.25% subordinated notes due 2007	$177	$175
4.80% subordinated note due 2015	297	—

Total parent company	474	175
Subsidiaries
Subordinated notes:
7.25% subordinated note due 2007	234	232
6.00% subordinated note due 2008	289	284
6.875% subordinated note due 2008	118	117
8.50% subordinated note due 2009	115	113
7.65% subordinated note due 2010	278	279
7.125% subordinated note due 2013	181	179
8.375% subordinated note due 2024	212	206
7.875% subordinated note due 2026	212	205

Total subordinated notes	1,639	1,615
Medium-term notes:
Floating rate based on LIBOR indices	1,875	2,025

Variable rate secured debt financing due 2007	988	978
9.98% trust preferred securities due 2026	56	56
7.60% trust preferred securities due 2050	343	342
Variable rate note payable due 2009	25	25

Total subsidiaries	4,926	5,041

Total medium- and long-term debt	$5,400	$5,216

     The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged. In May 2003, Comerica issued $300 million of 4.80% Subordinated Notes which are classified in medium- and long-term debt. The notes pay interest on May 1 and November 1 of each year, beginning with November 1, 2003, and mature May 1, 2015. The Corporation used $135 million of the net proceeds for the repayment of commercial paper with an interest rate of 1.28% and a maturity date of May 7, 2003, and the remaining net proceeds for general corporate purposes.

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

Note 6 - Accumulated Other Comprehensive Income

     Other comprehensive income includes the change in net unrealized gains and losses on investment securities available for sale, the change in accumulated gains and losses on cash flow hedges, the change in the accumulated foreign currency translation adjustment and the change in accumulated minimum pension liability adjustment. The Consolidated Statements of Changes in Shareholders’ Equity includes only combined, net of tax, other comprehensive income. The following presents reconciliations of the components of accumulated other comprehensive income for the six months ended June 30, 2003 and 2002. Total comprehensive income totaled $290 million and $389 million, for the six months ended June 30, 2003 and 2002, respectively, and $159 million and $258 million for the three months ended June 30, 2003 and 2002, respectively.

	Six Months Ended
	June 30,

(in millions)	2003	2002

Net unrealized gain (loss) on investment securities available for sale:
Balance at beginning of period	$15	$16
Net unrealized holding gain (loss) arising during the period	33	53
Less: Reclassification adjustment for gain (loss) included in net income	42	(10)

Change in net unrealized gain (loss) before income taxes	(9)	63
Less: Provision for income taxes	(3)	22

Change in net unrealized gain (loss) on investment securities available for sale, net of tax	(6)	41

Balance at end of period	$9	$57

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 6 - Accumulated Other Comprehensive Income (continued)

	Six Months Ended
	June 30,

(in millions)	2003	2002

Accumulated net gain (loss) on cash flow hedges:
Balance at beginning of period	$241	$209
Net cash flow hedge gain (loss) arising during the period	88	163
Less: Reclassification adjustment for gain (loss) included in net income	169	189

Change in cash flow hedges before income taxes	(81)	(26)
Less: Provision for income taxes	(28)	(10)

Change in cash flow hedges, net of tax	(53)	(16)

Balance at end of period	$188	$193

Accumulated foreign currency translation adjustment:
Balance at beginning of period	$(3)	$—
Net translation gain (loss) arising during the period	2	4
Less: Reclassification adjustment for gain (loss) included in net income	—	—

Change in translation adjustment before income taxes	2	4
Less: Provision for income taxes	—	—

Change in foreign currency translation adjustment, net of tax	2	4

Balance at end of period	$(1)	$4

Accumulated minimum pension liability adjustment:
Balance at beginning of period	$(16)	$—
Minimum pension liability adjustment arising during the period	2	(17)

Minimum pension liability before income taxes	2	(17)
Less: Provision for income taxes	1	(6)

Change in minimum pension liability, net of tax	1	(11)

Balance at end of period	$(15)	$(11)

Total accumulated other comprehensive income, net of taxes, at end of period	$181	$243

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 - Derivatives and Foreign Exchange Contracts

The following table presents the composition of derivative financial instruments and foreign exchange contracts, excluding commitments, held or issued for risk management and in connection with customer-initiated and other activities.

	June 30, 2003				December 31, 2002

	Notional/				Notional/
	Contract	Unrealized		Fair	Contract	Unrealized		Fair
	Amount	Gains	Losses	Value	Amount	Gains	Losses	Value
(in millions)	(1)	(2)	(2)	(3)	(1)	(2)	(2)	(3)

Risk Management
Interest rate contracts:
Swaps	$9,978	$570	$—	$570	$13,602	$740	$—	$740
Foreign exchange contracts:
Spot, forward and options	372	13	2	11	481	16	1	15
Swaps	179	2	—	2	257	2	—	2

Total foreign exchange contracts	551	15	2	13	738	18	1	17

Total risk management	10,529	585	2	583	14,340	758	1	757
Customer-Initiated and Other
Interest rate contracts:
Caps and floors written	520	—	4	(4)	342	—	3	(3)
Caps and floors purchased	520	4	—	4	325	4	—	4
Swaps	1,348	35	32	3	1,077	29	28	1

Total interest rate contracts	2,388	39	36	3	1,744	33	31	2

Foreign exchange contracts:
Spot, forward and options	2,631	42	37	5	1,475	34	36	(2)
Swaps	88	1	2	(1)	296	1	—	1

Total foreign exchange contracts	2,719	43	39	4	1,771	35	36	(1)

Total customer-initiated and other	5,107	82	75	7	3,515	68	67	1

Total derivatives and foreign exchange contracts	$15,636	$667	$77	$590	$17,855	$826	$68	$758

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

     As part of a cash flow hedging strategy, the Corporation has entered into predominantly 3-year interest rate swap agreements that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis,

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 - Derivatives and Foreign Exchange Contracts (continued)

thus reducing the impact of interest rate changes on future interest income over the next 3 years. Approximately 20 percent ($8 billion) of the Corporation’s outstanding loans were designated as the hedged items to interest rate swap agreements at June 30, 2003. During the three and six month periods ended June 30, 2003, interest rate swap agreements designated as cash flow hedges increased interest and fees on loans by $77 million and $169 million, respectively, compared to $88 million and $189 million for the comparable periods last year. Other noninterest income in the three and six month periods ended June 30, 2003 included $9 million and $3 million of ineffective cash flow hedge net losses, respectively. If interest rates, interest yield curves and notional amounts remain at their current levels, the Corporation expects to reclassify $138 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with the existing and forecasted floating-rate loans.

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 - Derivatives and Foreign Exchange Contracts (continued)

The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes and indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of June 30, 2003. The swaps are grouped by the assets or liabilities to which they have been designated.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 - Derivatives and Foreign Exchange Contracts (continued)

Remaining Expected Maturity of Risk Management Interest Rate Swaps as of June 30, 2003:

							June 30,	Dec. 31,
(dollar amounts						2008-	2003	2002
in millions)	2003	2004	2005	2006	2007	2026	Total	Total

Variable rate asset designation:
Generic receive fixed swaps	$1,600	$3,500	$3,300	$—	$—	$—	$8,400	$10,616
Weighted average: (1)
Receive rate	9.58%	6.59%	6.30%	—%	—%	—%	7.05%	7.44%
Pay rate	4.23	4.17	4.18	—	—	—	4.19	3.71
Fixed rate asset designation:
Pay fixed swaps
Generic	$42	$—	$—	$—	$—	$—	$42	$14
Amortizing	1	5	—	—	—	—	6	5
Weighted average: (2)
Receive rate	3.00%	6.47%	—%	—%	—%	—%	3.37%	3.72%
Pay rate	2.96	6.76	—	—	—	—	3.37	3.96
Fixed rate deposit designation:
Generic receive fixed swaps	$30	$—	$—	$—	$—	$—	$30	$1,467
Weighted average: (1)
Receive rate	5.38%	—%	—%	—%	—%	—%	5.38%	4.22%
Pay rate	4.17	—	—	—	—	—	4.17	3.12
Medium- and long-term debt designation:
Generic receive fixed swaps	$—	$—	$250	$—	$350	$900	$1,500	$1,500
Weighted average: (1)
Receive rate	—%	—%	7.04%	—%	6.67%	6.75%	6.78%	6.78%
Pay rate	—	—	1.29	—	1.18	1.28	1.26	1.67

Total notional amount	$1,673	$3,505	$3,550	$—	$350	$900	$9,978	$13,602

(1) Variable rates paid on receive fixed swaps are based on one-month and three-month LIBOR or one-month Canadian Dollar Offered Rate (CDOR) rates in effect at June 30, 2003. Variable rates received on pay fixed swaps are based on prime at June 30, 2003.

(2) Variable rates received are based on three-month and six-month LIBOR or one-month and three-month CDOR rates in effect at June 30, 2003.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 - Derivatives and Foreign Exchange Contracts (continued)

     The Corporation had commitments to purchase investment securities for its trading account and available for sale portfolios totaling $1.2 billion at June 30, 2003 and $581 million at December 31, 2002 and, during the month of July 2003, committed to purchase an additional $700 million of investment securities as part of the ongoing restructuring of the investment portfolio. Commitments to sell investment securities related to the trading account totaled $22 million at June 30, 2003 and $4 million at December 31, 2002. Outstanding commitments expose the Corporation to both credit and market risk.

Customer-Initiated and Other

     The Corporation earns additional income by executing various derivative transactions, primarily foreign exchange contracts and interest rate contracts, at the request of customers. Market risk inherent in customer-initiated contracts is often mitigated by taking offsetting positions. The Corporation generally does not speculate in derivative financial instruments for the purpose of profiting in the short-term from favorable movements in market rates. Average fair values and income from customer-initiated and other foreign exchange contracts and interest rate contracts were not material for the six-month periods ended June 30, 2003 and 2002 and for the year ended December 31, 2002.

Derivative and Foreign Exchange Activity

     The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts for the six months ended June 30, 2003.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 - Derivative and Foreign Exchange Contracts (continued)

			Customer-Initiated
	Risk Management		and Other

	Interest	Foreign	Interest	Foreign
	Rate	Exchange	Rate	Exchange
(in millions)	Contracts	Contracts	Contracts	Contracts

Balance at January 1, 2003	$13,602	$738	$1,744	$1,771
Additions	1,633	8,574	1,122	30,287
Maturities/amortizations	(4,357)	(8,761)	(244)	(29,339)
Terminations	(900)	—	(234)	—

Balance at June 30, 2003	$9,978	$551	$2,388	$2,719

     During the second quarter of 2003, the Corporation terminated interest rate swaps with a notional amount of $900 million that were designated as cash flow hedges. Of the pretax gain that was realized on the terminated swaps, $52 million is included in other comprehensive income and will be recognized in interest income through September 2006, the period during which the related hedged loans affect earnings.

     Additional information regarding the nature, terms and associated risks of the above derivatives and foreign exchange contracts, can be found in the Corporation’s 2002 Annual Report on page 40 and in Notes 1 and 22 to the consolidated financial statements.

Note 8 - Standby and Commercial Letters of Credit and Financial Guarantees

     The total contractual amounts of standby letters of credit and financial guarantees and commercial letters of credit at June 30, 2003 and December 31, 2002, which represents the Corporation’s credit risk associated with these instruments, are shown in the table below.

	June 30,	December 31,
(in millions)	2003	2002

Standby letters of credit and financial guarantees	$5,896	$5,545
Commercial letters of credit	293	241

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 - Standby and Commercial Letters of Credit and Financial Guarantees (continued)

     Standby and commercial letters of credit and financial guarantees represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2012. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation enters into participation arrangements with third parties which effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $369 million of the $5,896 million of standby letters of credit outstanding at June 30, 2003. At June 30, 2003, the carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which is included in accrued expenses and other liabilities on the consolidated balance sheet, totaled $67 million.

Note 9 - Business Segment Information

     The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, the Individual Bank and the Investment Bank. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. Lines of business results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal organizational structure of the Corporation; information presented is not necessarily comparable with any other financial institution. Lines of business/segment financial results for the six months ended June 30, 2003 and 2002 are shown in the table below.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 9 - Business Segment Information (continued)

(dollar amounts in millions)

	Business		Individual		Investment
	Bank		Bank*		Bank

Six Months Ended June 30,	2003	2002	2003	2002	2003	2002

Earnings summary
Net interest income (expense) (FTE)	$813	$756	$392	$384	$—	$1
Provision for loan losses	123	186	24	17	—	—
Noninterest income	130	127	156	158	90	99
Noninterest expenses	288	272	348	319	88	89
Provision (benefit) for income taxes (FTE)	203	161	53	67	1	4
Net income (loss)	329	264	123	139	1	7
Selected average balances
Assets	$35,970	$35,076	$9,178	$8,389	$191	$301
Loans	34,961	34,012	8,410	7,620	3	9
Deposits	18,423	12,905	19,812	18,555	24	63
Attributed equity	2,772	3,028	1,037	980	144	201
Statistical data
Return on average assets	1.83%	1.51%	1.16%	1.42%	1.04%	4.40%
Return on average attributed equity	23.79	17.45	23.49	28.34	1.38	6.92
Efficiency ratio	30.46	30.39	63.58	58.85	98.23	89.27

	Finance*		Other		Total

Six Months Ended June 30,	2003	2002	2003	2002	2003	2002

Earnings summary
Net interest income (expense) (FTE)	$(204)	$(55)	$5	$(13)	$1,006	$1,073
Provision for loan losses	—	—	70	42	217	245
Noninterest income	70	42	—	4	446	430
Noninterest expenses	4	5	(1)	14	727	699
Provision (benefit) for income taxes (FTE)	(66)	(18)	(29)	(26)	162	188
Net income (loss)	(72)	—	(35)	(39)	346	371
Selected average balances
Assets	$6,819	$5,436	$1,153	$1,106	$53,311	$50,308
Loans	—	—	—	—	43,374	41,641
Deposits	3,226	4,614	147	88	41,632	36,225
Attributed equity	886	886	177	(246)	5,016	4,849
Statistical data
Return on average assets	(1.41)%	—%	N/M	N/M	1.30%	1.48%
Return on average attributed equity	(16.03)	0.07	N/M	N/M	13.81	15.31
Efficiency ratio	(2.38)	(33.15)	N/M	N/M	51.55	46.18

N/M - Not Meaningful

*	Return on average assets for the Individual Bank and Finance segments are calculated based on total average liabilities and attributed equity.

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

Note 10 - Pending Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 provides principles on how to identify variable interest entities (VIEs), and requires the consolidation of VIEs in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The Corporation must apply the provisions of FIN 46 to its existing variable interests in a VIE no later than July 1, 2003. The adoption of the provisions of FIN 46 is not expected to have a material impact on the Corporation’s financial position or results of operations. However, based on the Corporation’s understanding of FIN 46, an understanding that could change as the accounting industry’s interpretation of the principles of FIN 46 continues to evolve, the following changes in accounting are expected as a result of the adoption of FIN 46:

•	The Corporation expects to consolidate its investment in a private equity fund that is currently recorded on the equity method as an unconsolidated subsidiary. The fund has approximately $23 million in assets, and consolidation would result in an increase in both assets and liabilities on the consolidated balance sheet of approximately $12 million. Consolidation

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 10 - Pending Accounting Pronouncements (continued)

would not impact net income, but would change the line items within the income statement from noninterest income (where equity in earnings is currently recorded) to various income and expense line items in future periods.

•	The Corporation also has two trust preferred securities subsidiaries, which are currently consolidated, that the Corporation expects will need to be deconsolidated under FIN 46. These trust preferred securities ($405 million) are classified in medium- and long-term debt on the Corporation’s consolidated balance sheets. Deconsolidation of these subsidiaries will not change the classification of this debt, but will change the description from trust preferred securities debt to subordinated debt. Banking regulators announced that, “until notice is given to the contrary,” this debt will continue to qualify as Tier 1 Capital.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivatives, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after and hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Corporation’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires that substantially all financial instruments having characteristics of both liabilities and equity be classified as liabilities on the balance sheet. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and effective for all other financial instruments held by the Corporation on July 1, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Corporation’s financial position or results of operations.

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     Net income for the quarter ended June 30, 2003 was $170 million, up $13 million, or nine percent, from $157 million reported for the second quarter of 2002. Quarterly diluted net income per share increased to $0.97 from $0.88 a year ago. Return on average common shareholders’ equity was 13.51 percent and return on average assets was 1.27 percent, compared to 12.83 percent and 1.24 percent, respectively, for the comparable quarter last year. The increase in earnings in the second quarter of 2003 over the comparable quarter last year resulted primarily from a lower provision for loan losses. The provision for loan losses was $59 million lower this quarter compared to the same quarter last year. Partially offsetting the increase in earnings was a decline in net interest income of $38 million and an $11 million increase in salaries and employee benefits expense. The increase in net gains (losses) on sales of securities of $38 million was largely offset by declines in other categories of noninterest income, resulting in a net $4 million increase in noninterest income.

     Net income for the first six months of 2003 was $1.97 per diluted share, or $346 million, compared to $2.08 per diluted share, or $371 million, for the comparable period last year, decreases of five percent and seven percent, respectively. Return on average common shareholders’ equity was 13.81 percent and return on average assets was 1.30 percent for the first six months of 2003, compared to 15.31 percent and 1.48 percent, respectively, for the first six months of 2002. The decline in earnings for the six months ended June 30, 2003 over the same period a year earlier was due primarily to a $67 million decrease in net interest income and a $25 million increase in salaries and employee benefits expense. Partially offsetting this decline was a $28 million decrease in the provision for loan losses and an increase of $16 million in noninterest income, where an increase in net gains (losses) on sales of securities of $52 million was partially offset by declines in other categories of noninterest income.

Net Interest Income

     The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended June 30, 2003. On a FTE basis, net interest income decreased $38 million to $494 million for the three months ended June 30, 2003, from $532 million for the comparable quarter in 2002. Average earning assets increased six percent when compared to the second quarter of last year, while the net interest margin decreased to 3.98 percent for the three months ended June 30, 2003, from 4.56 percent for the comparable three months of 2002. The margin decline was the result of the ongoing restructuring of the investment portfolio, designed to achieve more consistent cash flows, the impact of interest rate swap maturities, an increase in short-term liquidity, and a competitive deposit rate environment during a period of sustained low interest rates.

     Table II provides an analysis of net interest income for the first six months of 2003. On a FTE basis, net interest income for the six months ended June 30, 2003 was $1,006 million compared to $1,073 million for the same period in 2002. Average earning assets increased six percent in the six months ended June 30, 2003 when compared to the same period in the prior year. The net interest margin for the six months ended June 30, 2003 decreased to 4.13 percent from 4.66 percent for the same period in 2002. The margin decline was due to the same reasons cited in the quarterly discussion above.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)

	Three Months Ended

	June 30, 2003			June 30, 2002

	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans	$25,849	$271	4.21%	$25,470	$303	4.78%
Real estate construction loans	3,603	46	5.08	3,316	48	5.79
Commercial mortgage loans	7,482	102	5.46	6,718	104	6.22
Residential mortgage loans	825	13	6.60	751	14	7.21
Consumer loans	1,499	22	5.81	1,487	25	6.68
Lease financing	1,278	13	4.01	1,231	17	5.47
International loans	2,695	34	5.02	3,064	35	4.65
Business loan swap income	—	77	—	—	88	—

Total loans	43,231	578	5.36	42,037	634	6.05
Investment securities available for sale (1)	4,522	40	3.60	4,419	65	5.91
Short-term investments	2,003	10	1.96	446	7	5.74

Total earning assets	49,756	628	5.06	46,902	706	6.04
Cash and due from banks	1,868			1,668
Allowance for loan losses	(835)			(692)
Accrued income and other assets	3,180			2,858

Total assets	$53,969			$50,736

Money market and NOW deposits	$17,308	57	1.32	$12,465	45	1.43
Savings deposits	1,578	2	0.54	1,645	4	0.98
Certificates of deposit	8,808	39	1.76	10,911	66	2.41
Foreign office time deposits	661	6	3.65	853	7	3.29

Total interest-bearing deposits	28,355	104	1.47	25,874	122	1.88
Short-term borrowings	450	1	1.24	2,319	11	1.96
Medium- and long-term debt	5,276	29	2.21	6,249	41	2.59

Total interest-bearing sources	34,081	134	1.58	34,442	174	2.01

Noninterest-bearing deposits	14,061			10,600
Accrued expenses and other liabilities	766			800
Common shareholders’ equity	5,061			4,894

Total liabilities and shareholders’ equity	$53,969			$50,736

Net interest income/ rate spread (FTE)		$494	3.48		$532	4.03

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			0.50			0.53

Net interest margin (as a percentage of average earning assets)(FTE)			3.98%			4.56%

(1)  The average rate for investment securities available for sale was computed using average historical cost.

TABLE I - QUARTERLY ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE) (continued)

	Three Months Ended
	June 30, 2003/June 30, 2002

	Increase	Increase
	(Decrease)	(Decrease)	Net
	Due to	Due to	Increase
(in millions)	Rate	Volume*	(Decrease)

Loans	$(73)	$17	$(56)
Investment securities available for sale	(25)	—	(25)
Short-term investments	(5)	8	3

Total earning assets	(103)	25	(78)
Interest-bearing deposits	(23)	5	(18)
Short-term borrowings	(4)	(6)	(10)
Medium- and long-term debt	(6)	(6)	(12)

Total interest-bearing sources	(33)	(7)	(40)

Net interest income/rate spread (FTE)	$(70)	$32	$(38)

*     Rate/Volume variances are allocated to variances due to volume.

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE)

	Six Months Ended

	June 30, 2003			June 30, 2002

(dollar amounts	Average		Average	Average		Average
in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans	$26,080	$544	4.21%	$25,279	$607	4.84%
Real estate construction loans	3,581	91	5.11	3,297	95	5.83
Commercial mortgage loans	7,368	203	5.55	6,545	204	6.29
Residential mortgage loans	817	28	6.72	756	28	7.26
Consumer loans	1,517	44	5.86	1,485	50	6.78
Lease financing	1,284	29	4.57	1,220	33	5.46
International loans	2,727	64	4.72	3,059	74	4.85
Business loan swap income	—	169	—	—	189	—

Total loans	43,374	1,172	5.44	41,641	1,280	6.20
Investment securities available for sale (1)	4,248	87	4.13	4,309	126	5.90
Short-term investments	1,399	16	2.34	454	13	5.68

Total earning assets	49,021	1,275	5.24	46,404	1,419	6.16
Cash and due from banks	1,834			1,735
Allowance for loan losses	(831)			(684)
Accrued income and other assets	3,287			2,853

Total assets	$53,311			$50,308

Money market and NOW deposits	$16,882	112	1.33	$11,730	83	1.42
Savings deposits	1,564	4	0.57	1,709	9	1.09
Certificates of deposit	8,835	79	1.82	11,280	139	2.48
Foreign office time deposits	674	12	3.52	795	13	3.35

Total interest-bearing deposits	27,955	207	1.50	25,514	244	1.92
Short-term borrowings	711	5	1.30	2,414	22	1.91
Medium- and long-term debt	5,177	57	2.22	5,987	80	2.66

Total interest-bearing sources	33,843	269	1.60	33,915	346	2.05

Noninterest-bearing deposits	13,677			10,711
Accrued expenses and other liabilities	775			833
Common shareholders’ equity	5,016			4,849

Total liabilities and shareholders’ equity	$53,311			$50,308

Net interest income/ rate spread (FTE)		$1,006	3.64		$1,073	4.11

FTE adjustment		$2			$2

Impact of net noninterest-bearing sources of funds			0.49			0.55

Net interest margin (as a percentage of average earning assets)(FTE)			4.13%			4.66%

(1)  The average rate for investment securities available for sale was computed using average historical cost.

TABLE II - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME & RATE/VOLUME (FTE) (continued)

	Six Months Ended
	June 30, 2003/June 30, 2002

	Increase	Increase
	(Decrease)	(Decrease)	Net
	Due to	Due to	Increase
(in millions)	Rate	Volume*	(Decrease)

Loans	$(156)	$48	$(108)
Investment securities available for sale	(37)	(2)	(39)
Short-term investments	(8)	11	3

Total earning assets	(201)	57	(144)
Interest-bearing deposits	(45)	8	(37)
Short-term borrowings	(7)	(10)	(17)
Medium- and long-term debt	(14)	(9)	(23)

Total interest-bearing sources	(66)	(11)	(77)

Net interest income/rate spread (FTE)	$(135)	$68	$(67)

*     Rate/Volume variances are allocated to variances due to volume.

Provision for Loan Losses

     The provision for loan losses was $111 million for the second quarter of 2003, compared to $170 million for the same period in 2002. The provision for the first six months of 2003 was $217 million compared to $245 million for the same period in 2002. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed in the section entitled “Allowance for Loan Losses and Nonperforming Assets.” The decrease in the provision for loan losses in both the three and six months ended June 30, 2003 over the comparable periods last year resulted primarily from a second quarter 2002 provision of $45 million made by the Corporation to increase reserves related to exposure to Argentina. Current provision levels reflect the impact of the continued uncertainty of the economy on the Corporation’s customers, as evidenced by an increased level of charge-offs. Business bankruptcy rates both nationally and in the Michigan market, where the Corporation has a geographic concentration of credit, continue at elevated levels. Michigan Purchasing Management Indices have been relatively neutral, suggesting a slow recovery for the manufacturing and auto supplier sectors of the regional economy, where the Corporation has an industry concentration of credit.

Noninterest Income

     Noninterest income was $226 million for the three months ended June 30, 2003, an increase of $4 million, or two percent, over the same period in 2002. Included in second quarter 2003 noninterest income was $29 million in securities gains and $9 million of cash flow hedge ineffectiveness losses. The cash flow hedge ineffectiveness losses experienced in the second quarter of 2003 reverse cash flow hedge ineffectiveness gains recognized in the first quarter of 2003 and to a lesser extent in prior quarters. There are no previously recognized cash flow hedge ineffectiveness gains subject to reversal at June 30, 2003. Included in second quarter 2002 noninterest income was a $10 million loss related to the write-down of Argentine securities and $9 million of non-taxable proceeds from bank-owned life insurance policies resulting from the death of an executive. Certain of the Corporation’s noninterest income, primarily fiduciary income and investment advisory revenue, is at risk to fluctuations in the market values of underlying assets, particularly equity securities. Other income, primarily brokerage service fees, is at risk to changes in the level of market activity. Noninterest income related to these market-related revenue sources decreased $6 million in the second quarter of 2003 compared to the second quarter of 2002. Commercial lending fees decreased $6 million in the second quarter of 2003 compared to the comparable quarter last year, as the continued uncertainty in the economy impacted these activity/transaction-based fees.

     For the first six months of 2003, noninterest income was $446 million, an increase of $16 million, or four percent, from the first six months of 2002. Noninterest income in the first six months of 2003 included $42 million in gains on securities sales, $3 million of cash flow hedge ineffectiveness losses and a $7 million net write-down of venture capital and private equity securities. The uncertain economy and weak equity markets continue to negatively affect the values of venture and private equity investments and investment funds. When these declines are deemed to be other than temporary, a write-down is recorded. The uncertainty in the economy and equity markets will continue to affect the values of the companies that access these funds. Noninterest income in the first six months of 2002 included the Argentine securities write-down and the bank-owned life insurance proceeds included in the quarterly discussion above. Noninterest income from market-related revenue sources decreased $14 million in the six months ended June 30, 2003 compared to the same period last year, for the reasons cited in the quarterly discussion above.

Noninterest Expenses

     Noninterest expenses were $360 million for the quarter ended June 30, 2003, an increase of $8 million, or two percent, from the comparable quarter in 2002. The increase in noninterest expenses was due primarily to an $11 million increase in salaries and employee benefits expense that resulted, in large part, from merit increases and higher pension expense.

     Noninterest expenses for the six months ended June 30, 2003 were $727 million, an increase of $28 million, or four percent, from the comparable period of 2002. A $25 million increase in salaries and employee benefits expense was the primary reason for the increase in noninterest expenses over the prior year. The salaries and employee benefits expense increase in the first six months of 2003, when compared to the same period last year, results from $5 million of additional expense recorded as a result of the Corporation’s 2002 adoption of the fair value method of accounting for stock options and the reasons cited in the quarterly discussion above.

Provision for Income Taxes

     The provision for income taxes for the second quarter of 2003 totaled $78 million, compared to $74 million reported for the same period a year ago. The effective tax rate was 31 percent for the second quarter of 2003 compared to 32 percent for the same quarter of 2002. The provision for the first six months of 2003 was $160 million compared to $186 million for the same period of 2002. The effective tax rate was 32 percent for the first six months of 2003 compared to 33 percent for the first six months of 2002.

Financial Condition

     Total assets were $58.7 billion at June 30, 2003, compared with $53.3 billion at year-end 2002 and $50.6 billion at June 30, 2002. The Corporation has experienced less than a one percent increase in total loans since December 31,

2002. The nominal increase in total loans reflects growth in some of the Corporation’s loan portfolios, offset by declines in others. The Corporation experienced growth, on an average basis, in the National Dealer Services (17 percent), Private Banking (7 percent), Middle Market (6 percent) and Small Business (3 percent) loan portfolios, from the fourth quarter 2002 to the second quarter 2003. Average loans in the Large Corporate (23 percent) and Global Finance (3 percent) portfolios declined, over the same periods as a result of maturing non-relationship loans that were not renewed. Slow growth in total loans, coupled with a significant increase in deposits, has resulted in a $1.7 billion increase in short-term investments since year-end 2002. In addition, cash and due from banks increased $2.7 billion from December 31, 2002 to June 30, 2003, as a result of a large inflow of short term deposits late in the second quarter 2003. Reinvestment of proceeds from year-end 2002 investment securities sales has resulted in an increase of $2.1 billion in investment securities available for sale from the December 31, 2002 level.

     Total liabilities increased $5.3 billion, or 11 percent, from $48.4 billion at December 31, 2002, to $53.6 billion at June 30, 2003. Total deposits increased 13 percent to $47.1 billion at June 30, 2003, from $41.8 billion at year-end 2002 due to growth in both interest-bearing and noninterest-bearing deposit balances. Deposits in the Financial Services Group increased to $13.0 billion at June 30, 2003 from $9.4 billion at December 31, 2002, primarily due to strong mortgage business activity and new customers. These title and escrow deposits are not expected to be long-lived, and therefore were invested on a short-term basis. Medium- and long-term debt increased $184 million since December 31, 2002, to $5.4 billion at June 30, 2003, as a result of the issuance of $300 million of subordinated notes in the second quarter of 2003.

Allowance for Loan Losses and Nonperforming Assets

     The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the senior management of the Corporation’s Credit Policy Group. The Corporation performs a detailed credit quality review quarterly on large business loans that have deteriorated below certain levels of credit risk, and allocates a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying projected loss ratios, based on numerous factors identified below, to the loans within each risk rating. In addition, a portion of the allowance is allocated to these remaining loans based on industry specific and geographic risks inherent in certain portfolios, including portfolio exposures to automotive suppliers, the developing high technology and entertainment industries, regional economic risks and Latin American transfer risks. The portion of the allowance allocated to consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts. The allocated portion of the allowance was $762 million at June 30, 2003, an increase of $9 million from year-end 2002. The nominal (less than two percent) increase in the allocated allowance was attributable to business loans not individually evaluated for impairment at June 30, 2003.

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

     As a result of political and economic events in Argentina and Brazil, the Corporation is closely monitoring these exposures. A breakout of the exposure components is provided in the following table.

	Argentina		Brazil

	June 30,	December 31,	June 30,	December 31,
(in millions)	2003	2002	2003	2002

Loans	$60	$70	$275	$412
Securities	5	6	49	51
Unfunded commitments	—	9	16	48

Total exposure	$65	$85	$340	$511

Nonperforming loans	$33	$37	$1	$3
Nonperforming securities	4	4	—	—

Total nonperforming assets	$37	$41	$1	$3

     At June 30, 2003, the allowance for loan losses was $802 million, an increase of $11 million from December 31, 2002. The allowance for loan losses as a percentage of total period-end loans increased to 1.89 percent at June 30, 2003, from 1.87 percent at December 31, 2002. This increased allowance coverage of loans resulted primarily from the impact of the continued uncertainty in the economy on the Corporation’s customers as reflected in the $9 million increase in the allocated allowance. The Corporation also had an allowance for credit losses on lending-related commitments of $33 million and $35 million, at June 30, 2003 and December 31, 2002, respectively, which is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets. These lending-related commitments include unfunded loan commitments and letters of credit.

     Nonperforming assets at June 30, 2003 were $581 million, as compared to $579 million at December 31, 2002, an increase of $2 million, or less than one percent. The allowance for loan losses as a percentage of nonperforming assets increased to 138 percent at June 30, 2003, from 136 percent at December 31, 2002.

     Nonperforming assets at June 30, 2003 and December 31, 2002 were categorized as follows:

	June 30,	December 31,
(in millions)	2003	2002

Nonaccrual loans:
Commercial	$346	$372
Real estate construction	40	19
Commercial mortgage	55	53
Residential mortgage	—	—
Consumer	2	2
Lease financing	26	5
International	90	114

Total nonaccrual loans	559	565
Reduced-rate loans	—	—

Total nonperforming loans	559	565
Other real estate	18	10
Nonaccrual debt securities	4	4

Total nonperforming assets	$581	$579

Loans past due 90 days or more	$42	$43

     The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended

(in millions)	June 30, 2003	March 31, 2003

Nonaccrual loans at beginning of period	$624	$565
Loans transferred to nonaccrual*	148	187
Business loan gross charge-offs	(116)	(98)
Loans transferred to accrual status*	(6)	(9)
Loans sold	(56)	(3)
Payments/Other **	(35)	(18)

Nonaccrual loans at end of period	$559	$624

*     Based on an analysis of nonaccrual loans with book balances greater than $2 million.

**    Net change related to nonaccrual loans with balances less than $2 million, other than business loan charge-offs and loans sold, included in Payments/Other.

     During the second quarter of 2003, transfers to nonaccrual loans, based on loans with book balances greater than $2 million, were $148 million, down from $187 million in the first quarter of 2003 and $185 million in the fourth quarter of 2002. The following table presents a summary of nonaccrual loans at June 30, 2003 and loans transferred to nonaccrual and net charge-offs during the second quarter of 2003, based on the Standard Industrial Classification (SIC) code.

			Three Months Ended
	June 30, 2003		June 30, 2003
(dollar amounts
in millions)	Nonaccrual		Loans Transferred		Net
SIC Category	Loans		To Nonaccrual*		Charge-Offs

Non-automotive
Manufacturing	$100	18%	$24	16%	$9	8%
Services	80	14	23	16	9	8
Automotive	68	12	17	11	11	10
Wholesale Trade	48	9	32	22	18	16
Real Estate	47	8	—	—	5	5
Transportation	39	7	20	13	8	7
Utilities	37	7	17	12	3	2
Retail Trade	35	6	15	10	8	7
Other	105	19	—	—	39	37

Total	$559	100%	$148	100%	$110	100%

*	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

     There was only one loan greater than $10 million transferred to nonaccrual during the quarter. This was a $20 million loan to a customer in the transportation sector, which was transferred to nonaccrual and subsequently sold in the second quarter of 2003.

     Shared National Credit Program (SNC) loans comprised approximately 20 percent of total nonperforming assets at June 30, 2003 and 25 percent at December 31, 2002. SNC loans are facilities greater than $20 million shared by three or more financial institutions and reviewed by regulatory authorities at the lead bank or agent bank level. These loans comprised approximately 17 percent and 18 percent of total loans at June 30, 2003 and December 31, 2002, respectively. Of the $148 million of loans greater than $2 million transferred to nonaccrual status in the second quarter of 2003, $40 million were SNC loans. SNC loans comprised approximately $33 million of second quarter 2003 net charge-offs.

     Net charge-offs for the second quarter of 2003 were $110 million, or 1.02 percent of average total loans, compared with $81 million, or 0.78 percent, for the second quarter of 2002. Charge-offs on nonperforming assets during the six months ended June 30, 2003 reduced the carrying value of nonaccrual loans as a percentage of contractual value to 58 percent at June 30, 2003, from 60 percent at December 31, 2002. The provision for loan losses was $111 million for the second quarter of 2003, compared to $170 million for the same period in 2002.

     Due to the current challenging business environment, particularly in the manufacturing sector, management expects credit quality improvement will be tied to a business recovery.

Capital

     Common shareholders’ equity was $5.1 billion at June 30, 2003, up $139 million from December 31, 2002. This increase was due primarily to the retention of $172 million of current year earnings, and the recognition of stock-based compensation and the effect of employee stock plan activity, which increased common shareholders’ equity by $14 million and $9 million, respectively, offset by a $56 million decrease in other comprehensive income resulting primarily from a change in the accumulated net gain on cash flow hedges. The Corporation’s capital ratios exceed minimum regulatory requirements as follows:

	June 30,	December 31,
	2003	2002

Tier 1 common capital ratio	7.61%	7.39%
Tier 1 risk-based capital ratio (4.00% - minimum)	8.26	8.05
Total risk-based capital ratio (8.00% - minimum)	12.30	11.72
Leverage ratio (3.00% - minimum)	9.38	9.29

     At June 30, 2003, the Corporation and its banking subsidiaries exceeded the ratios required to be considered “well capitalized” (total capital greater than 10 percent). On June 30, 2003, the Corporation merged its California and Texas banking subsidiaries into its Michigan banking subsidiary.

Critical Accounting Policies

     The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation’s 2002 Annual Report, as updated in Note 1 to the unaudited consolidated financial statements in this report. These policies require numerous estimates and strategic or economic assumptions which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for allowance for loan losses, pension plan accounting and goodwill. These policies are reviewed with the Audit and Legal Committee of the Corporation’s Board of Directors and are discussed more fully on pages 42-45 of the Corporation’s 2002 Annual Report. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2002 Annual Report, except for the estimated decline in the amount required to trigger goodwill impairment of the Corporation’s asset management reporting unit (Munder). At June 30, 2003, management estimated that a decline in the fair value of the asset management reporting unit of $24 million would trigger goodwill impairment, compared to $50 million estimated at December 31, 2002.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation actively manages its material exposure to interest rate risk. Management attempts to evaluate the effect of movements in interest rates on net interest income and uses interest rate swaps and other instruments to manage its interest rate risk exposure. The primary tool used by the Corporation in determining its exposure to interest rate risk is net interest income simulation analysis. The net interest income simulation analysis performed at the end of each quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at June 30, 2003 for a decline in short-term interest rates to zero percent identified approximately $44 million, or two percent, of forecasted net interest income at risk over the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income would be enhanced by approximately $122 million, or six percent. Corresponding measures of risk exposure at December 31, 2002 were approximately $91 million of net interest income at risk for a decline in rates to zero percent and an approximately $104 million enhancement of net interest income for a 200 basis point rise in rates.

     Secondarily, the Corporation utilizes an economic value of equity analysis and a traditional interest sensitivity gap measure as alternative measures of interest rate risk exposure. At June 30, 2003, all three measures of interest rate risk were within established corporate policy guidelines.

     At June 30, 2003, the Corporation had a $122 million portfolio of indirect (through funds) private equity and venture capital investments, and had commitments of $70 million to fund additional investments in future periods. These investments are at risk to changes in equity markets, general economic conditions and many other factors. The majority of these investments are not marketable, and are included in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value. The Corporation bases estimates of fair value for the majority of its indirect private equity and venture capital investments on the percentage ownership in the fair value of the entire fund, as reported by the fund management. In general, the Corporation does not have the benefit of the same information regarding the fund’s underlying investments as does fund management. Therefore, after verification that fund management adheres to accepted, sound and recognized valuation techniques, the Corporation generally utilizes the fair values assigned to the underlying portfolio investments by fund management. For those funds where fair value is not reported by fund management, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund management, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other qualitative information, public or otherwise, as available.

     For further discussion of interest rate risk and other market risks, see Note 7 and pages 38-42 of the Corporation’s 2002 Annual Report.

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on the evaluation, such officers have concluded that, as of the Evaluation Date, the Corporation’s disclosure controls and procedures are effective.

(b)  Changes in Internal Controls. During the period to which this report relates, there have not been significant deficiencies and/or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to materially affect the registrant’s ability to record, process, summarize and report financial information. There have not been any significant changes in the Corporation’s internal controls or in other factors that could significantly affect such controls.

Forward-looking statements

     This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. All statements regarding the Corporation’s expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “outcome,” “continue,” “remain,” “maintain,” “trend” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions as they relate to the Corporation or its management, are intended to identify forward-looking statements.

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

     In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation’s SEC reports (accessible on the SEC’s website at www.sec.gov or on the Corporation’s website at www.comerica.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance:

•	general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected;

•	the mix of interest rates and maturities of the Corporation’s interest earning assets and interest-bearing liabilities (primarily loans and deposits) may be less favorable than expected;

•	Latin America may continue to experience economic, political and social uncertainties;

•	developments concerning credit quality in various industry sectors may result in an increase in the level of the Corporation’s provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	domestic demand for commercial loan and investment advisory products may continue to be weak;

•	customer borrowing, repayment, investment and deposit practices generally may be less favorable than anticipated;

•	interest rate and currency fluctuations, equity and bond market fluctuations, and inflation may be greater than expected;

•	global capital markets may continue to exhibit weakness, adversely affecting the Corporation’s investment advisory business line, as well as the Corporation’s private banking and brokerage business lines, and the availability and terms of funding necessary to meet the Corporation’s liquidity needs;

•	the introductions, withdrawal, success and timing of business initiatives and strategies;

•	competitive product and pricing pressures among financial institutions within the Corporation’s markets may increase;

•	legislative or regulatory developments, including changes in laws or regulations concerning taxes, banking, securities, capital requirements and risk-based capital guidelines, reserve methodologies, deposit insurance and other aspects of the financial services industry, may adversely affect the business in which the Corporation is engaged or the Corporation’s financial results;

•	legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Corporation and its subsidiaries, could adversely affect the Corporation or the financial services industry generally;

•	pending and proposed changes in accounting rules, policies, practices and procedures could adversely affect the Corporation’s financial results;

•	instruments and strategies used to hedge or otherwise manage exposure to various types of market and credit risk could be less effective than anticipated, and the Corporation may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk;

•	terrorist activities or other hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation; and

•	technological changes, including the impact of the internet on the Corporation’s businesses, may be more difficult or expensive than anticipated.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Comerica’s Annual Meeting of Stockholders was held on May 20, 2003. At the meeting, shareholders of Comerica voted to:

     1. Elect seven Class I Directors for three-year terms expiring in 2006 or upon the election and qualification of their successors;

     2. Ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2003.

     The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below.

	For	Against/Withheld	Abstained
1. Election of Directors
Lillian Bauder	147,176,129	4,772,394
Anthony F. Earley, Jr.	148,622,378	3,326,145
Max M. Fisher	148,117,768	3,830,755
David Baker Lewis	147,687,695	4,260,828
John D. Lewis	148,566,407	3,382,116
Howard F. Sims	148,578,909	3,369,614
Robert S. Taubman	148,072,294	3,876,229

2. Ratification of independent auditors
Ernst & Young LLP	147,359,658	3,449,797	1,139,068

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(10.1)	Comerica Incorporated Employee Stock Purchase Plan

(11)	Statement re: Computation of Net Income Per Common Share

(31.1)	Chairman, President and CEO Section 302 Certification of Periodic Report

(31.2)	Executive Vice President and CFO Section 302 Certification of Periodic Report

(32)	Section 906 Certification

(b)	Reports on Form 8-K

A report on Form 8-K, dated April 16, 2003, was filed under report items number 9 and 12, announcing the release of the Corporation’s earnings for the quarter ended March 31, 2003.

A report on Form 8-K, dated April 30, 2003, was filed under report items number 5 and 7, incorporating consents of Ernst & Young LLP and KPMG LLP into the Corporation’s Registration Statement on Form S-3 (No. 333-04297).

A report on Form 8-K, dated May 6, 2003, was filed under report items number 5 and 7, incorporating the underwriting agreement, dated as of May 1, 2003, between the Corporation and Citigroup Global Markets Inc., Comerica Securities Inc., Credit Suisse First Boston LLC and J.P. Morgan Securities Inc., relating to the sale of a $300,000,000 aggregate principal amount of the Corporation’s 4.80% Subordinated Notes due May 1, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED (Registrant)

/s/ Elizabeth S. Acton

Elizabeth S. Acton Executive Vice President and Chief Financial Officer

/s/ Marvin J. Elenbaas

Marvin J. Elenbaas Senior Vice President and Controller (Principal Accounting Officer)

Date: August 14, 2003

Exhibit Index

Exhibit No.	Description

10.1	Comerica Incorporated Employee Stock Purchase Plan

11	Computation of Net Income per Common Share

31.1	Chairman, President and CEO Section 302 Certification of Periodic Report

31.2	Executive Vice President and CFO Section 302 Certification of Periodic Report

32	Section 906 Certification of Periodic Report