Form 10-Q
period 2003-09-30
COMERICA INC /NEW/
filed 2003-11-13
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to

Commission file number 1-10706

Comerica Incorporated

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	38-1998421 (I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes [X]             No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]             No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

           $5 par value common stock:

                   Outstanding as of October 31, 2003: 175,358,000 shares

COMERICA INCORPORATED AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS

     Comerica Incorporated and Subsidiaries

	September 30,	December 31,	September 30,
(IN MILLIONS, EXCEPT SHARE DATA)	2003	2002	2002

	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$1,955	$1,902	$2,171
Short-term investments	4,805	2,446	1,880
Investment securities available-for-sale	5,086	3,053	4,486
Commercial loans	23,386	25,242	24,658
Real estate construction loans	3,496	3,457	3,446
Commercial mortgage loans	7,631	7,194	7,034
Residential mortgage loans	844	789	747
Consumer loans	1,511	1,538	1,541
Lease financing	1,289	1,296	1,288
International loans	2,478	2,765	2,875

Total loans	40,635	42,281	41,589
Less allowance for loan losses	(802)	(791)	(758)

Net loans	39,833	41,490	40,831
Premises and equipment	368	371	356
Customers’ liability on acceptances outstanding	22	33	37
Accrued income and other assets	2,726	4,006	2,836

Total assets	$54,795	$53,301	$52,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$16,198	$16,335	$15,815
Interest-bearing deposits	27,498	25,440	24,834

Total deposits	43,696	41,775	40,649
Short-term borrowings	296	540	689
Acceptances outstanding	22	33	37
Accrued expenses and other liabilities	870	790	865
Medium- and long-term debt	4,818	5,216	5,487

Total liabilities	49,702	48,354	47,727

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 178,735,252 shares at 9/30/03 and 12/31/02 and 178,749,198 shares at 9/30/02	894	894	894
Capital surplus	378	363	356
Accumulated other comprehensive income	111	237	292
Retained earnings	3,909	3,684	3,565
Less cost of common stock in treasury - 3,421,888 shares at 9/30/03, 3,960,149 shares at 12/31/02 and 4,059,307 shares at 9/30/02	(199)	(231)	(237)

Total shareholders’ equity	5,093	4,947	4,870

Total liabilities and shareholders’ equity	$54,795	$53,301	$52,597

See notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF INCOME (unaudited)

     Comerica Incorporated and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(IN MILLIONS, EXCEPT PER SHARE DATA)	2003	2002	2003	2002

INTEREST INCOME
Interest and fees on loans	$530	$625	$1,700	$1,904
Interest on investment securities	37	63	124	188
Interest on short-term investments	12	6	28	19

Total interest income	579	694	1,852	2,111
INTEREST EXPENSE
Interest on deposits	86	119	293	363
Interest on short-term borrowings	1	11	6	33
Interest on medium- and long-term debt	27	36	84	116

Total interest expense	114	166	383	512

Net interest income	465	528	1,469	1,599
Provision for loan losses	83	275	300	520

Net interest income after provision for loan losses	382	253	1,169	1,079
NONINTEREST INCOME
Service charges on deposit accounts	60	56	179	169
Fiduciary income	42	42	125	130
Commercial lending fees	16	16	46	50
Letter of credit fees	17	16	49	45
Foreign exchange income	10	11	29	32
Brokerage fees	8	9	24	29
Investment advisory revenue, net	8	2	22	21
Bank-owned life insurance	12	15	33	44
Equity in earnings of unconsolidated subsidiaries	2	3	5	7
Warrant income	1	1	1	5
Net securities gains/(losses)	4	(6)	46	(16)
Net gain on sales of businesses	—	12	—	12
Other noninterest income	41	39	108	118

Total noninterest income	221	216	667	646
NONINTEREST EXPENSES
Salaries and employee benefits	229	214	670	630
Net occupancy expense	34	31	96	92
Equipment expense	16	15	46	48
Outside processing fee expense	18	16	53	47
Customer services	6	4	18	19
Goodwill impairment	—	86	—	86
Other noninterest expenses	74	77	221	220

Total noninterest expenses	377	443	1,104	1,142

Income before income taxes	226	26	732	583
Provision for income taxes	69	2	229	188

NET INCOME	$157	$24	$503	$395

Net income applicable to common stock	$157	$24	$503	$395

Basic net income per common share	$0.90	$0.14	$2.88	$2.25
Diluted net income per common share	0.89	0.14	2.86	2.22
Cash dividends declared on common stock	88	84	262	252
Dividends per common share	0.50	0.48	1.50	1.44

See notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

     Comerica Incorporated and Subsidiaries

			Accumulated
			Other			Total
	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
(IN MILLIONS, EXCEPT SHARE DATA)	Stock	Surplus	Income	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2002	$894	$331	$225	$3,448	$(91)	$4,807
Net income	—	—	—	395	—	395
Other comprehensive income, net of tax	—	—	67	—	—	67

Total comprehensive income	—	—	—	—	—	462
Cash dividends declared on common stock	—	—	—	(252)	—	(252)
Purchase of 3,536,300 shares of common stock	—	—	—	—	(210)	(210)
Net issuance of common stock under employee stock plans	—	10	—	(26)	64	48
Recognition of stock-based compensation expense	—	15	—	—	—	15

BALANCE AT SEPTEMBER 30, 2002	$894	$356	$292	$3,565	$(237)	$4,870

BALANCE AT JANUARY 1, 2003	$894	$363	$237	$3,684	$(231)	$4,947
Net income	—	—	—	503	—	503
Other comprehensive income(loss), net of tax	—	—	(126)	—	—	(126)

Total comprehensive income	—	—	—	—	—	377
Cash dividends declared on common stock	—	—	—	(262)	—	(262)
Net issuance of common stock under employee stock plans	—	(5)	—	(16)	32	11
Recognition of stock-based compensation expense	—	20	—	—	—	20

BALANCE AT SEPTEMBER 30, 2003	$894	$378	$111	$3,909	$(199)	$5,093

See notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

     Comerica Incorporated and Subsidiaries

	Nine Months Ended
	September 30,

(IN MILLIONS)	2003	2002

OPERATING ACTIVITIES
Net income	$503	$395
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	520
Depreciation and software amortization	52	53
Net amortization of intangibles	1	3
Merger-related and restructuring charges	—	(8)
Net (gain) loss on sale of investment securities available-for-sale	(46)	16
Contribution to pension plan fund	(47)	(74)
Goodwill impairment	—	86
Net decrease in trading securities	8	50
Net decrease in loans held for sale	49	4
Net decrease in accrued income receivable	19	30
Net increase (decrease) in accrued expenses	29	(150)
Net gain on sales of businesses	—	(12)
Other, net	119	59

Total adjustments	484	577

Net cash provided by operating activities	987	972
INVESTING ACTIVITIES
Net increase in other short-term investments	(2,416)	(739)
Proceeds from sales of investment securities available-for-sale	3,651	384
Proceeds from maturities of investment securities available-for-sale	4,782	1,250
Purchases of investment securities available-for-sale	(10,400)	(1,855)
Decrease in receivables for securities sold pending settlement	1,110	—
Net decrease (increase) in loans	1,333	(913)
Fixed assets, net	(39)	(51)
Purchase of bank-owned life insurance	—	(8)
Net decrease (increase) in customers’ liability on acceptances outstanding	11	(8)
Net cash provided by acquisitions/sales	—	8

Net cash used in investing activities	(1,968)	(1,932)
FINANCING ACTIVITIES
Net increase in deposits	1,926	3,084
Net decrease in short-term borrowings	(244)	(1,296)
Net (decrease) increase in acceptances outstanding	(11)	8
Proceeds from issuance of medium- and long-term debt	311	1,101
Repayments of medium- and long-term debt	(700)	(1,282)
Proceeds from issuance of common stock and other capital transactions	11	48
Purchase of common stock for treasury and retirement	—	(210)
Dividends paid	(259)	(247)

Net cash provided by financing activities	1,034	1,206

Net increase in cash and due from banks	53	246
Cash and due from banks at beginning of period	1,902	1,925

Cash and due from banks at end of period	$1,955	$2,171

Interest paid	$354	$527

Income taxes paid	$130	$244

Noncash investing and financing activities:
Loans transferred to other real estate	$23	$8
Loans transferred to loans held for sale	—	116

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the “Corporation”) on Form 10-K for the year ended December 31, 2002.

Derivative and Foreign Exchange Contracts

     The Corporation uses derivative financial instruments, including foreign exchange contracts, to manage the Corporation’s exposure to interest rate and foreign currency risks. All derivative instruments are carried at fair value as either assets or liabilities on the balance sheet. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that qualify as hedging instruments, the Corporation designates the hedging instrument as, either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For further information, see Note 7.

Stock-Based Compensation

     In 2002, the Corporation adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”), which the Corporation is applying prospectively to all stock-based compensation awards granted to employees after December 31, 2001. Options granted prior to January 1, 2002 continue to be accounted for under the intrinsic value method, as outlined in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The effect on net income and earnings per share, if the fair value method had been applied to all outstanding and unvested awards in each period, is presented in the table below. For further information on the Corporation’s stock-based compensation plans, refer to Note 16 to the consolidated financial statements in the Corporation’s 2002 Annual Report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2003	2002	2003	2002

Net income applicable to common stock, as reported	$157	$24	$503	$395
Add: Stock-based compensation expense included in reported net income, net of related tax effects	4	5	13	12
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	6	8	19	23

Proforma net income applicable to common stock	$155	$21	$497	$384

Net income per common share:
Basic-as reported	$0.90	$0.14	$2.88	$2.25
Basic-pro forma	0.89	0.12	2.85	2.18
Diluted-as reported	0.89	0.14	2.86	2.22
Diluted-pro forma	0.88	0.12	2.82	2.15

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies (continued)

Impairment

     Goodwill and identified intangible assets that have an indefinite useful life are subject to impairment testing, which the Corporation conducts annually, or on an interim basis if events or changes in circumstances between annual tests indicate the assets might be impaired. The Corporation performs its annual impairment test for goodwill and identified intangible assets that have an indefinite useful life as of July 1 of each year. The impairment test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units, which are a subset of the Corporation’s operating segments, and comparing the fair value of each reporting unit to its carrying value. If the fair value is less than the carrying value, a further test is required to measure the amount of impairment. The annual test of goodwill and intangible assets that have an indefinite life, performed as of July 1, 2003, did not indicate that an impairment charge was required.

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

Standby and Commercial Letters of Credit and Financial Guarantees

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The Corporation adopted the recognition and measurement provisions of FIN 45 on January 1, 2003. According to FIN 45, each guarantee meeting the characteristics described in the Interpretation is to be recognized and initially measured at fair value. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified subsequent to December 31, 2002. For further information on the Corporation’s obligations under guarantees, see Note 8.

Variable Interest Entities

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which provides guidance on how to identify a variable interest entity (VIE), and when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements.

     In general, a VIE is an entity that lacks sufficient equity or its equity holders lack adequate decision making ability. If either of these characteristics is present, the entity is subject to FIN 46’s variable interests consolidation model, and consolidation is based on variable interests, not on ownership of the entity’s outstanding voting stock. Variable interests are defined as contractual, ownership, or other money interests in an entity that change with fluctuations in the entity’s net asset value. The primary beneficiary consolidates the VIE; the primary beneficiary is defined as the enterprise that absorbs a majority of expected losses or receives a majority of residual returns (if the losses or returns occur), or both. Entities not determined to be VIE’s would continue to be subject to the guidance provided in ARB 51, "Consolidated Financial Statements”, which generally requires consolidation based on ownership of the entity’s outstanding voting stock.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies (continued)

     In October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” This FSP deferred the date the Corporation is required to adopt FIN 46 until December 31, 2003 for all interests in VIE’s created before February 1, 2003. However, the FSP allows companies to early adopt the provisions of FIN 46 for some or all of the VIE’s in which it holds an interest that were created before February 1, 2003. The Corporation adopted the provisions of FIN 46 effective July 1, 2003 for all interests held in a VIE, except for those that would relate to a troubled debt restructuring that occurred prior to February 1, 2003. The FASB staff has announced that further guidance on FIN 46 will be issued in the fourth quarter 2003. Once issued, the Corporation expects to analyze its interests in entities acquired as a result of a troubled debt restructuring, and expects to adopt the provisions of FIN 46 for such entities, if any, effective December 31, 2003. For further information on the adoption of FIN 46, see Notes 9 and 11.

Note 2 - Investment Securities

     At September 30, 2003, investment securities having a carrying value of $1.1 billion were pledged, primarily with the Federal Reserve Bank and state and local government agencies. Securities are pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $122 million at September 30, 2003.

Note 3 - Allowance for Loan Losses

     The following summarizes the changes in the allowance for loan losses:

	Nine Months Ended
	September 30,
(in millions)	2003	2002

Balance at beginning of period	$791	$637
Loans charged off:
Commercial	230	359
Real estate construction	1	—
Commercial mortgage	16	1
Consumer	6	6
Lease financing	4	9
International	54	49

Total loans charged off	311	424
Recoveries:
Commercial	13	18
Real estate construction	—	—
Commercial mortgage	1	1
Consumer	2	3
Lease financing	—	2
International	6	1

Total recoveries	22	25

Net loans charged off	289	399
Provision for loan losses	300	520

Balance at end of period	$802	$758

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 3 - Allowance for Loan Losses (continued)

     SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans include $14 million of loans which were formerly on nonaccrual status, but were restructured and met the requirements to be restored to an accrual basis. These restructured loans are performing in accordance with their modified terms, but, in accordance with impaired loan disclosures, must continue to be disclosed as impaired for the remainder of the calendar year of the restructuring. Impaired loans averaged $590 million and $599 million for the three and nine month periods ended September 30, 2003, compared to $647 million and $645 million, respectively, for the comparable periods last year. The following presents information regarding the period-end balances of impaired loans:

	Nine Months Ended	Year Ended
(in millions)	September 30, 2003	December 31, 2002

Total period-end impaired loans	$609	$582
Less: Loans returned to accrual status during the period	14	19

Total period-end nonaccrual business loans	$595	$563

Impaired loans requiring an allowance	$575	$530

Allowance allocated to impaired loans	$186	$197

     Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investments in such loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 4 - Medium- and Long-term Debt

     Medium- and long-term debt consisted of the following at September 30, 2003 and December 31, 2002:

(dollar amounts in millions)	September 30, 2003	December 31, 2002

Parent Company
7.25% subordinated note due 2007	$174	$175
4.80% subordinated note due 2015	308	—
7.60% subordinated note due 2050 (1)	354	—

Total Parent Company	836	175
Subsidiaries
Subordinated Notes:
7.25% subordinated note due 2007	229	232
6.00% subordinated note due 2008	282	284
6.875% subordinated note due 2008	115	117
8.50% subordinated note due 2009	112	113
7.65% subordinated note due 2010	274	279
7.125% subordinated note due 2013	177	179
8.375% subordinated note due 2024	203	206
7.875% subordinated note due 2026	202	205
9.98% subordinated note due 2026 (1)	59	—

Total Subordinated Notes	1,653	1,615
Medium-Term Notes:
Floating rate based on LIBOR indices	1,315	2,025
Variable rate secured debt financing due 2007	992	978
9.98% trust preferred securities due 2026 (1)	—	56
7.60% trust preferred securities due 2050 (1)	—	342
Variable rate note payable due 2009	22	25

Total Subsidiaries	3,982	5,041

Total Medium- and Long-term Debt	$4,818	$5,216

(1)  The Corporation’s adoption of FIN 46 in the third quarter 2003 required the deconsolidation of the entities that hold the two issuances of trust preferred securities due 2026 and 2050. As a result of the deconsolidation, effective July 1, 2003, the debt instruments reported on the consolidated balance sheets changed from trust preferred securities debt to subordinated debt. For additional information regarding FIN 46, see Notes 1, 9 and 11.

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 6 - Accumulated Other Comprehensive Income

     Other comprehensive income includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated gains and losses on cash flow hedges, the change in the accumulated foreign currency translation adjustment and the change in accumulated minimum pension liability adjustment. The Consolidated Statements of Changes in Shareholders’ Equity include only combined, net of tax, other comprehensive income. The following presents reconciliations of the components of accumulated other comprehensive income for the nine months ended September 30, 2003 and 2002. Total comprehensive income totaled $377 million and $462 million, for the nine months ended September 30, 2003 and 2002, respectively, and $87 million and $73 million for the three months ended September 30, 2003 and 2002, respectively. The $85 million decline in total comprehensive income in the nine month period ended September 30, 2003 when compared to the same period in the prior year resulted from a decline in accumulated net gain on cash flow hedges and unrealized gain(loss) on investment securities available-for-sale, partially offset by an increase in net income.

	Nine Months Ended
	September 30,
(in millions)	2003	2002

Net unrealized gain(loss) on investment securities available-for-sale:
Balance at beginning of period	$15	$16
Net unrealized holding gain(loss) arising during the period	(8)	37
Less: Reclassification adjustment for gain(loss) included in net income	46	(16)

Change in net unrealized gain(loss) before income taxes	(54)	53
Less: Provision for income taxes	(19)	19

Change in net unrealized gain(loss) on investment securities available- for-sale, net of tax	(35)	34

Balance at end of period	$(20)	$50

Accumulated net gain(loss) on cash flow hedges:
Balance at beginning of period	$241	$209
Net cash flow hedge gain(loss) arising during the period	92	346
Less: Reclassification adjustment for gain(loss) included in net income	231	272

Change in cash flow hedges before income taxes	(139)	74
Less: Provision for income taxes	(49)	26

Change in cash flow hedges, net of tax	(90)	48

Balance at end of period	$151	$257

Accumulated foreign currency translation adjustment:
Balance at beginning of period	$(3)	$—
Net translation gain(loss) arising during the period	(2)	(4)
Less: Reclassification adjustment for gain(loss) included in net income	—	—

Change in translation adjustment before income taxes	(2)	(4)
Less: Provision for income taxes	—	—

Change in foreign currency translation adjustment, net of tax	(2)	(4)

Balance at end of period	$(5)	$(4)

Accumulated minimum pension liability adjustment:
Balance at beginning of period	$(16)	$—
Minimum pension liability adjustment arising during the period	2	(17)

Minimum pension liability adjustment before income taxes	2	(17)
Less: Provision for income taxes	1	(6)

Change in minimum pension liability adjustment, net of tax	1	(11)

Balance at end of period	$(15)	$(11)

Total accumulated other comprehensive income, net of taxes, at end of period	$111	$292

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 - Derivatives and Foreign Exchange Contracts

     The following table presents the composition of derivative financial instruments and foreign exchange contracts, excluding commitments, held or issued for risk management and in connection with customer-initiated and other activities.

	September 30, 2003				December 31, 2002

	Notional/				Notional/
	Contract	Unrealized	Unrealized	Fair	Contract	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value	Amount	Gains	Losses	Value
(in millions)	(1)	(2)	(2)	(3)	(1)	(2)	(2)	(3)

Risk Management
Interest rate contracts:
Swaps	$9,913	$476	$—	$476	$13,602	$740	$—	$740
Foreign exchange contracts:
Spot, forward and options	423	14	1	13	481	16	1	15
Swaps	20	—	—	—	257	2	—	2

Total foreign exchange contracts	443	14	1	13	738	18	1	17

Total risk management	10,356	490	1	489	14,340	758	1	757
Customer-Initiated and Other
Interest rate contracts:
Caps and floors written	517	—	4	(4)	342	—	3	(3)
Caps and floors purchased	518	4	—	4	325	4	—	4
Swaps	1,495	29	26	3	1,077	29	28	1

Total interest rate contracts	2,530	33	30	3	1,744	33	31	2

Foreign exchange contracts:
Spot, forward and options	1,985	36	28	8	1,475	34	36	(2)
Swaps	34	1	1	—	296	1	—	1

Total foreign exchange contracts	2,019	37	29	8	1,771	35	36	(1)

Total customer-initiated and other	4,549	70	59	11	3,515	68	67	1

Total derivatives and foreign exchange contracts	$14,905	$560	$60	$500	$17,855	$826	$68	$758

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

     As part of a cash flow hedging strategy, the Corporation has entered into predominantly 3-year interest rate swap agreements that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the next 3 years. Approximately 20 percent ($8 billion) of the Corporation’s outstanding loans were designated as the hedged items to interest rate swap agreements at September 30, 2003. During the three and nine month periods ended September 30, 2003, interest rate swap agreements designated as cash flow hedges increased interest and fees on loans by $62 million and $231 million, respectively, compared to $83 million and $272 million for the comparable periods last year. There were no ineffective cash flow hedge net gains or losses in the three month period ended September 30, 2003. Other noninterest income in the nine month period ended September 30, 2003 included $3 million of ineffective cash flow hedge net losses. If interest rates, interest yield curves and notional amounts remain at their current levels, the Corporation expects to reclassify $113 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with the existing and forecasted floating-rate loans.

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 - Derivatives and Foreign Exchange Contracts (continued)

     The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes and indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of September 30, 2003. The swaps are grouped by the assets or liabilities to which they have been designated.

     Remaining Expected maturity of Risk Management Interest Rate Swaps as of September 30, 2003:

							Sept. 30,	Dec. 31,
							2003	2002
(dollar amounts in millions)	2003	2004	2005	2006	2007	2008-2026	Total	Total

Variable rate asset designation:
Generic receive fixed swaps	$800	$3,500	$3,800	$—	$—	$—	$8,100	$10,616
Weighted average: (1)
Receive rate	9.31%	6.59%	6.11%	—%	—%	—%	6.63%	7.44%
Pay rate	4.00	4.00	4.00	—	—	—	4.00	3.71
Fixed rate asset designation:
Pay fixed swaps
Generic	$8	$—	$—	$—	$—	$—	$8	$14
Amortizing	—	5	—	—	—	—	5	5
Weighted average: (2)
Receive rate	1.55%	6.00%	—%	—%	—%	—%	3.26%	3.72%
Pay rate	1.92	6.79	—	—	—	—	3.81	3.96
Fixed rate deposit designation:
Generic receive fixed swaps	$—	$—	$—	$—	$—	$—	$—	$1,467
Weighted average: (1)
Receive rate	—%	—%	—%	—%	—%	—%	—%	4.22%
Pay rate	—	—	—	—	—	—	—	3.12
Medium- and long-term debt designation:
Generic receive fixed swaps	$—	$—	$250	$—	$350	$1,200	$1,800	$1,500
Weighted average: (1)
Receive rate	—%	—%	7.04%	—%	6.67%	6.26%	6.45%	6.78%
Pay rate	—	—	1.13	—	1.10	1.13	1.12	1.67

Total notional amount	$808	$3,505	$4,050	$—	$350	$1,200	$9,913	$13,602

(1) Variable rates paid on receive fixed swaps are based on prime, LIBOR with various maturities or one-month Canadian Dollar Offered Rate (CDOR) rates in effect at September 30, 2003.

(2) Variable rates received are based on three-month and six-month LIBOR or one-month and three-month CDOR rates in effect at September 30, 2003.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 - Derivatives and Foreign Exchange Contracts (continued)

     The Corporation had commitments to purchase investment securities for its trading account and available-for- sale portfolios totaling $32 million at September 30, 2003 and $581 million at December 31, 2002. Commitments to sell investment securities related to the trading account totaled $31 million at September 30, 2003 and $4 million at December 31, 2002. Outstanding commitments expose the Corporation to both credit and market risk.

Customer-Initiated and Other

     The Corporation earns additional income by executing various derivative transactions, primarily foreign exchange contracts and interest rate contracts, at the request of customers. Market risk inherent in customer-initiated contracts is often mitigated by taking offsetting positions. The Corporation generally does not speculate in derivative financial instruments for the purpose of profiting in the short-term from favorable movements in market rates. Average fair values from customer-initiated and other foreign exchange contracts and interest rate contracts were not material for the nine-month periods ended September 30, 2003 and 2002 and for the year ended December 31, 2002.

Derivative and Foreign Exchange Activity

     The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts for the nine months ended September 30, 2003.

	Risk Management		Customer-Initiated and Other

	Interest Rate	Foreign Exchange	Interest Rate	Foreign Exchange
(in millions)	Contracts	Contracts	Contracts	Contracts

Balance at January 1, 2003	$13,602	$738	$1,744	$1,771
Additions	2,432	12,278	1,366	48,420
Maturities/amortizations	(5,221)	(12,573)	(342)	(48,172)
Terminations	(900)	—	(238)	—

Balance at September 30, 2003	$9,913	$443	$2,530	$2,019

     During the second quarter of 2003, the Corporation terminated interest rate swaps with a notional amount of $900 million that were designated as cash flow hedges. Of the pretax gain that was realized on the terminated swaps, $52 million was included in other comprehensive income and is being recognized in interest income through September 2006, the period during which the related hedged loans affect earnings.

     Additional information regarding the nature, terms and associated risks of the above derivatives and foreign exchange contracts, can be found in the Corporation’s 2002 Annual Report on page 40 and in Notes 1 and 22 to the consolidated financial statements.

Note 8 - Standby and Commercial Letters of Credit and Financial Guarantees

     The total contractual amounts of standby letters of credit and financial guarantees and commercial letters of credit at September 30, 2003 and December 31, 2002, which represents the Corporation’s credit risk associated with these instruments, are shown in the table below.

(in millions)	September 30, 2003	December 31, 2002

Standby letters of credit and financial guarantees	$5,851	$5,545
Commercial letters of credit	274	241

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 - Standby and Commercial Letters of Credit and Financial Guarantees (continued)

     Standby and commercial letters of credit and financial guarantees represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2012. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation may enter into participation arrangements with third parties which effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $404 million of the $5,851 million of standby letters of credit outstanding at September 30, 2003. At September 30, 2003, the carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which is included in accrued expenses and other liabilities on the consolidated balance sheet, totaled $70 million.

Note 9 - Consolidation of Variable Interest Entities - Adoption of FIN 46

     Effective July 1, 2003, the Corporation adopted the provisions of FIN 46 for all interests held in a VIE, except for those that would relate to a troubled debt restructuring that occurred prior to February 1, 2003. The Corporation evaluated various entities in which it held an interest to determine if these entities met the definition of a variable interest entity (VIE), and whether the Corporation was the primary beneficiary and should consolidate the entity based on the variable interests it held. The following provides a summary of the VIE’s in which the Corporation has a significant interest, and discusses the accounting changes that resulted from the adoption of FIN 46.

     The Corporation owns 100% of the common stock of two entities formed in 1997 and 2001 to issue trust preferred securities. Prior to the third quarter 2003 adoption of FIN 46, the Corporation consolidated these entities as a result of its ownership of the outstanding common securities. These entities meet the FIN 46 definition of a VIE, but the Corporation is not the primary beneficiary in either of these entities. As such, the Corporation deconsolidated these entities in the third quarter 2003. The trust preferred securities held by these entities ($405 million) were previously classified in medium- and long-term debt on the Corporation’s consolidated balance sheets. Deconsolidation of these entities did not change the classification of this debt, but changed the debt instruments reported on the consolidated balance sheets from trust preferred securities debt to subordinated debt. The Corporation is not exposed to loss related to these VIE’s. Banking regulators announced that, “until notice is given to the contrary,” this debt will continue to qualify as Tier 1 Capital.

     The Corporation has a significant limited partnership interest in the Peninsula Fund Limited Partnership (PFLP), a venture capital fund, which was acquired in 1996. Under FIN 46, PFLP’s general partner (an employee of the Corporation) is considered a related party to the Corporation. Prior to the third quarter 2003 adoption of FIN 46, the Corporation recorded its investment in PFLP on the equity method as an unconsolidated subsidiary. However, this entity meets the FIN 46 definition of a VIE, and the Corporation is the primary beneficiary of the entity. As such, the Corporation consolidated PFLP in the third quarter 2003. PFLP has approximately $22 million in assets, primarily investment securities, and consolidation results in an increase in both the Corporation’s assets and liabilities on the consolidated balance sheet of approximately $12 million. Consolidation does not impact net income, but changes the line items within the income statement where income from this entity is recorded; from noninterest income (where equity in earnings of unconsolidated subsidiaries was recorded) to interest income and other noninterest expense. Creditors of the partnership do not have recourse against the Corporation, and exposure to loss as a result of involvement with PFLP is limited to the approximately $10 million net equity investment in the entity and the approximately $2 million commitment to fund future investments.

     The Corporation has limited partnership interests in three other venture capital funds, which were acquired in 1999 and 2000. Under FIN 46, the general partner (an employee of the Corporation) in these three partnerships is considered a related party to the Corporation. These three entities meet the FIN 46 definition of a VIE. However, the Corporation is not the primary beneficiary of the entities. As such, the Corporation will continue to account for its interest in these partnerships on the cost method. These three entities have approximately $196 million in assets. Exposure to loss as a result of involvement with these three entities is limited to the approximately $9 million book basis of the Corporation’s investments and the approximately $8 million commitment to fund future investments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 9 - Consolidation of Variable Interest Entities - Adoption of FIN 46 (continued)

     The Corporation also holds an insignificant limited partnership interest in 111 other venture capital and private equity investment partnerships where the Corporation is not related to the general partner. While these entities may meet the FIN 46 definition of a VIE, the Corporation is not the primary beneficiary of any of these entities as a result of its insignificant interest. The Corporation accounts for its interests in these partnerships on the cost method, and exposure to loss as a result of involvement with these entities is limited to the approximately $101 million book basis of the Corporation’s investments and the approximately $59 million commitment to fund future investments.

     Two limited liability subsidiaries of the Corporation are the general partners in two investment fund partnerships, formed in 1999 and 2003. As general partner, these subsidiaries manage the investments held by these funds. These two investment partnerships meet the FIN 46 definition of a VIE. However, the general partner is not the primary beneficiary of either of these entities. As such, the Corporation will continue to account for its indirect interests in these partnerships on the cost method. These two investment partnerships have approximately $125 million in assets and were structured so that the Corporation’s exposure to loss as a result of its interest should be limited to the book basis of the Corporation’s investment in the limited liability subsidiaries, which is insignificant.

     The Corporation has a significant limited partner interest in 26 low income housing tax credit/historic rehabilitation tax credit partnerships, acquired at various times from 1992 to 2003. These entities meet the FIN 46 definition of a VIE. However, the Corporation is not the primary beneficiary of the entities and, as such, will continue to account for its interest in these partnerships on the cost or equity method. These entities have approximately $179 million in assets. Exposure to loss as a result of its involvement with these entities is limited to the approximately $37 million book basis of the Corporation’s investment, which includes unfunded commitments to make future investments.

     The Corporation also holds an insignificant limited partnership interest in 69 other low income housing tax credit/historic rehabilitation tax credit partnerships. While these entities may meet the FIN 46 definition of a VIE, the Corporation is not be the primary beneficiary of any of these entities as a result of its insignificant interest. As such, the Corporation will continue to account for its interest in these partnerships on the cost or equity method. Exposure to loss as a result of its involvement with these entities is limited to the approximately $144 million book basis of the Corporation’s investment, which includes unfunded commitments to make future investments.

     For further information on the adoption of FIN 46, see notes 1 and 11.

Note 10 - Business Segment Information

     The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, Small Business and Personal Financial Services, and Wealth and Institutional Management. These lines of business are differentiated based on the products and services provided. Lines of business results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation, which was modified in the third quarter 2003. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each line of business using certain methodologies, which are constantly being refined. For comparability purposes, amounts in all periods are based on lines of business and methodologies in effect at September 30, 2003. These methodologies, which are briefly summarized in the following paragraph, may be modified as management accounting systems are enhanced and changes occur in the organizational structure or product lines. In addition to the three major lines of business, the Finance Division is also reported as a segment.

     The Corporation’s management accounting system also produces results by four primary regions: Midwest, Western, Texas, and Florida. Approximately half of the Corporation’s net income for the nine months ended September 30, 2003 was generated in the Midwest Region.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 10 - Business Segment Information (continued)

     The Corporation’s internal funds transfer pricing system records cost of funds or credit for funds using a combination of matched maturity funding for certain assets and liabilities and a blended rate based on various maturities for the remaining assets and liabilities. The allowance for loan losses is assigned in two ways. For commercial loans, it is recorded in business units based on the non-standard specifically calculated amount or the credit score of each loan outstanding. For consumer loans, general reserves are allocated based on historical loan loss experience, economic outlook and other factors. The related loan loss provision is assigned based on the amount necessary to maintain an allowance for loan losses adequate for that line of business. Noninterest income and expenses directly attributable to a line of business are assigned to that business. Direct expenses incurred by areas whose services support the overall Corporation are allocated to the business lines as follows: product processing expenditures are allocated based on standard unit costs applied to actual volume measurements; administrative expenses are allocated based on estimated time expended; and corporate overhead is assigned based on the ratio of a line of business’ noninterest expenses to total noninterest expenses incurred by all business lines. Equity is attributed based on credit, operational and interest rate risks. Most of the equity attributed relates to credit risk, which is determined based on the credit score and expected life of each loan, letter of credit and unused commitment recorded in the business unit. Operational risk is allocated based on the nature and extent of expenses incurred by business units. Virtually all interest rate risk is assigned to Finance, and is calculated based on the extent of the Corporation’s hedging activities.

     The following discussion provides information about the activities of each line of business.

     The Business Bank is comprised of middle market, commercial real estate, national dealer services, global finance, large corporate, leasing, financial services group and technology and life sciences lending. This line of business meets the needs of medium-size businesses, multinational corporations and governmental entities by offering various products and services, including commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services and loan syndication services.

     Small Business and Personal Financial Services includes small business banking (annual sales under $10 million) and personal financial services, consisting of consumer lending, consumer deposit gathering and mortgage loan origination. This line of business offers a variety of consumer products, including deposit accounts, installment loans, credit cards, student loans, home equity lines of credit, and residential mortgage loans. In addition, a full range of financial services is provided to small businesses and municipalities.

     Wealth and Institutional Management is responsible for private banking, consisting of private lending and personal trust services, which is provided to meet the personal financial needs of affluent individuals (as defined by individual net income or wealth), institutional trust products, retirement services and provides investment management and advisory services (including Munder), investment banking and discount securities brokerage services. This line of business also offers the sale of mutual fund and annuity products, as well as life, disability and long-term care insurance products.

     The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities. This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity gap and earnings simulation analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk.

     The Other category includes divested business lines, the income and expense impact of cash and loan loss reserves not assigned to specific business lines and miscellaneous other items of a corporate nature.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 10 - Business Segment Information (continued)

     Lines of business/segment financial results for the nine months ended September 30, 2003 and 2002 are shown in the table below.

     (dollar amounts in millions)

			Small Business and
			Personal Financial		Wealth and Institutional
	Business Bank		Services *		Management

Nine Months Ended September 30,	2003	2002	2003	2002	2003	2002

Earnings summary:
Net interest income (expense) (FTE)	$1,233	$1,155	$496	$494	$107	$92
Provisions for loan losses	195	346	24	25	19	2
Noninterest income	207	191	158	151	215	224
Noninterest expenses	431	405	417	382	242	315
Provision (benefit) for income taxes (FTE)	312	226	62	74	23	1
Net income (loss)	502	369	151	164	38	(2)
Selected average balances:
Assets	$35,451	$35,196	$6,269	$5,930	$3,127	$2,865
Loans	34,445	34,141	5,551	5,219	2,875	2,509
Deposits	18,758	13,706	18,135	17,210	2,000	1,413
Attributed equity	2,736	2,999	804	755	387	406
Statistical data:
Return on average assets	1.89%	1.40%	1.06%	1.21%	1.64%	(0.09)%
Return on average attributed equity	24.46	16.41	25.09	29.01	13.29	(0.62)
Efficiency ratio	30.02	29.73	63.83	59.24	75.12	99.54

	Finance *		Other		Total

Nine Months Ended September 30,	2003	2002	2003	2002	2003	2002

Earnings summary:
Net interest income (expense) (FTE)	$(373)	$(122)	$8	$(17)	$1,471	$1,602
Provisions for loan losses	—	—	62	147	300	520
Noninterest income	87	64	—	16	667	646
Noninterest expenses	7	7	7	33	1,104	1,142
Provision (benefit) for income taxes (FTE)	(133)	(42)	(33)	(68)	231	191
Net income (loss)	(160)	(23)	(28)	(113)	503	395
Selected average balances:
Assets	$7,524	$5,555	$1,146	$1,112	$53,517	$50,658
Loans	—	—	—	—	42,871	41,869
Deposits	2,923	4,301	105	101	41,921	36,731
Attributed equity	855	911	229	(192)	5,011	4,879
Statistical data:
Return on average assets	(2.21)%	(0.17)%	N/M %	N/M %	1.25%	1.04%
Return on average attributed equity	(24.87)	(3.38)	N/M	N/M	13.39	10.79
Efficiency ratio	(1.96)	(11.26)	N/M	N/M	52.77	50.45

*	Return on average assets for the Small Business and Personal Financial Services and Finance segments are calculated based on total average liabilities and attributed equity.

N/M – Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 11 - Pending Accounting Pronouncements

     In October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” This FSP deferred the date the Corporation is required to adopt FIN 46 until December 31, 2003 for all interests in VIE’s created before February 1, 2003. However, the FSP allows companies to early adopt the provisions of FIN 46 for some or all of the VIE’s in which it holds an interest that were created before February 1, 2003. The Corporation adopted the provisions of FIN 46 effective July 1, 2003 for all interests held in a VIE, except for those that would relate to a troubled debt restructuring that occurred prior to February 1, 2003. The FASB staff has announced that further guidance on FIN 46 will be issued in the fourth quarter 2003. Once issued, the Corporation expects to analyze its interests in entities acquired as a result of a troubled debt restructuring, and expects to adopt the provisions of FIN 46 for such entities, if any, effective December 31, 2003. Until further guidance is issued, the impact on the Corporation’s financial position or results of operations of the adoption of FIN 46 for the Corporation’s interests in entities acquired as a result of a troubled debt restructuring cannot be assessed.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     Net income for the quarter ended September 30, 2003 was $157 million, up $133 million from $24 million reported for the third quarter of 2002. Quarterly diluted net income per share increased to $0.89 from $0.14 a year ago. Return on average common shareholders’ equity was 12.55 percent and return on average assets was 1.16 percent, compared to 1.93 percent and 0.19 percent, respectively, for the comparable quarter last year. The increase in earnings in the third quarter of 2003 over the comparable quarter last year resulted primarily from a $192 million decrease in the provision for loan losses and a third quarter 2002 goodwill impairment charge of $86 million. Partially offsetting the increase in earnings was a decline in net interest income of $63 million and a $15 million increase in salaries and employee benefits expense.

     Net income for the first nine months of 2003 was $2.86 per diluted share, or $503 million, compared to $2.22 per diluted share, or $395 million, for the comparable period last year, increases of 29 percent and 27 percent, respectively. Return on average common shareholders’ equity was 13.39 percent and return on average assets was 1.25 percent for the first nine months of 2003, compared to 10.79 percent and 1.04 percent, respectively, for the first nine months of 2002. The increase in earnings for the nine months ended September 30, 2003 over the same period a year earlier was due primarily to a $220 million decrease in the provision for loan losses and the $86 million third quarter 2002 goodwill impairment charge. Partially offsetting this increase was a $130 million decline in net interest income and a $40 million increase in salaries and employee benefits expense. An increase in net gains (losses) on sales of securities of $62 million was largely offset by declines in other categories of noninterest income, resulting in a net $21 million increase in noninterest income.

Net Interest Income

     The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended September 30, 2003. On a FTE basis, net interest income decreased $63 million to $466 million for the three months ended September 30, 2003, from $529 million for the comparable quarter in 2002. Average earning assets increased six percent when compared to the third quarter of last year, while the net interest margin decreased to 3.70 percent for the three months ended September 30, 2003, from 4.46 percent for the comparable three months of 2002. The margin decline was the result of the ongoing restructuring of the investment portfolio, designed to achieve more consistent cash flows, the impact of interest rate swap maturities, an increase in short-term liquidity, and a competitive deposit rate environment during a period of sustained low interest rates.

     Table II provides an analysis of net interest income for the first nine months of 2003. On a FTE basis, net interest income for the nine months ended September 30, 2003 was $1,471 million compared to $1,602 million for the same period in 2002, a decrease of $131 million. Average earning assets increased six percent in the nine months ended September 30, 2003 when compared to the same period in the prior year. The net interest margin for the nine months ended September 30, 2003 decreased to 3.99 percent from 4.59 percent for the same period in 2002. The margin decline was due to the same reasons cited in the quarterly discussion above. The Corporation expects net interest margin to remain flat in the fourth quarter 2003 compared to third quarter 2003 and expects, on average, net interest margin in 2004 to be modestly lower than 2003.

Table I - Quarterly Analysis of Net Interest Income & Rate/Volume (FTE)

	Three Months Ended
	September 30, 2003			September 30, 2002

	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans	$24,653	$251	4.04%	$25,473	$297	4.62%
Real estate construction loans	3,500	44	4.94	3,415	50	5.83
Commercial mortgage loans	7,617	101	5.23	6,921	107	6.12
Residential mortgage loans	823	13	6.30	746	13	7.11
Consumer loans	1,487	20	5.49	1,514	24	6.43
Lease financing	1,273	15	4.63	1,252	17	5.40
International loans	2,528	25	3.95	2,997	35	4.63
Business loan swap income	—	62	—	—	83	—

Total loans	41,881	531	5.03	42,318	626	5.87
Investment securities available-for-sale (1)	4,817	37	3.00	4,395	63	5.81
Short-term investments	3,148	12	1.49	456	6	5.35

Total earning assets	49,846	580	4.61	47,169	695	5.86
Cash and due from banks	1,872			1,752
Allowance for loan losses	(831)			(776)
Accrued income and other assets	3,034			3,202

Total assets	$53,921			$51,347

Money market and NOW deposits	$17,665	49	1.09	$13,643	51	1.49
Savings deposits	1,566	2	0.43	1,598	4	0.98
Certificates of deposit	7,607	31	1.63	9,805	58	2.33
Foreign office time deposits	571	4	2.81	780	7	3.42

Total interest-bearing deposits	27,409	86	1.24	25,826	120	1.84
Short-term borrowings	447	1	1.06	2,016	9	1.88
Medium- and long-term debt	5,173	27	2.07	5,810	37	2.54

Total interest-bearing sources	33,029	114	1.37	33,652	166	1.96

Noninterest-bearing deposits	15,079			11,901
Accrued expenses and other liabilities	813			855
Common shareholders’ equity	5,000			4,939

Total liabilities and shareholders’ equity	$53,921			$51,347

Net interest income/rate spread (FTE)		$466	3.24		$529	3.90

FTE adjustment		$1			$1

Impact of net non-interest bearing sources of funds			0.46			0.56

Net interest margin (as a percentage of average earning assets) (FTE)			3.70%			4.46%

(1)  The average rate of investment securities available-for-sale was computed using average historical cost.

Table I - Quarterly Analysis of Net Interest Income & Rate/Volume (FTE) (continued)

	Three Months Ended
	September 30, 2003/September 30, 2002

	Increase	Increase
	(Decrease)	(Decrease)	Net
	Due to	Due to	Increase
(in millions)	Rate	Volume *	(Decrease)

Loans	$(90)	$(5)	$(95)
Investments securities available-for-sale	(29)	3	(26)
Short-term investments	(4)	10	6

Total earning assets	(123)	8	(115)
Interest-bearing deposits	(34)	—	(34)
Short-term borrowings	(4)	(4)	(8)
Medium and long-term debt	(7)	(3)	(10)

Total interest-bearing sources	(45)	(7)	(52)

Net interest income/rate spread (FTE)	$(78)	$15	$(63)

*     Rate/Volume variances are allocated to variances due to volume.

Table II - Year-to-date Analysis of Net Interest Income & Rate/Volume (FTE)

	Nine Months Ended
	September 30, 2003			September 30, 2002

	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans	$25,599	$795	4.15%	$25,344	$904	4.77%
Real estate construction loans	3,554	134	5.05	3,337	146	5.83
Commercial mortgage loans	7,452	303	5.44	6,672	311	6.23
Residential mortgage loans	819	41	6.58	753	41	7.21
Consumer loans	1,507	65	5.73	1,495	74	6.66
Lease financing	1,280	44	4.59	1,230	50	5.44
International loans	2,660	89	4.47	3,038	109	4.78
Business loan swap income	—	231	—	—	272	—

Total loans	42,871	1,702	5.31	41,869	1,907	6.09
Investment securities available-for-sale (1)	4,440	124	3.72	4,338	188	5.87
Short-term investments	1,988	28	1.88	455	19	5.57

Total earning assets	49,299	1,854	5.03	46,662	2,114	6.06
Cash and due from banks	1,847			1,741
Allowance for loan losses	(831)			(716)
Accrued income and other assets	3,202			2,971

Total assets	$53,517			$50,658

Money market and NOW deposits	$17,146	160	1.25	$12,374	134	1.45
Savings deposits	1,565	6	0.52	1,672	13	1.05
Certificates of deposit	8,421	111	1.76	10,783	196	2.43
Foreign office time deposits	639	16	3.30	790	20	3.38

Total interest-bearing deposits	27,771	293	1.41	25,619	363	1.90
Short-term borrowings	622	6	1.24	2,280	33	1.90
Medium- and long-term debt	5,176	84	2.17	5,928	116	2.62

Total interest-bearing sources	33,569	383	1.53	33,827	512	2.02

Noninterest-bearing deposits	14,150			11,112
Accrued expenses and other liabilities	787			840
Common shareholders’ equity	5,011			4,879

Total liabilities and shareholders’ equity	$53,517			$50,658

Net interest income/rate spread (FTE)		$1,471	3.50		$1,602	4.04

FTE adjustment		$2			$3

Impact of net non-interest bearing sources of funds			0.49			0.55

Net interest margin (as a percentage of average earning assets) (FTE)			3.99%			4.59%

(1)  The average rate of investment securities available-for-sale was computed using average historical cost.

Table II - Year-to-date Analysis of Net Interest Income & Rate/Volume (FTE) (continued)

	Nine Months Ended
	September 30, 2003/September 30, 2002

	Increase	Increase
	(Decrease)	(Decrease)	Net
	Due to	Due to	Increase
(in millions)	Rate	Volume *	(Decrease)

Loans	$(247)	$42	$(205)
Investments securities available-for-sale	(67)	3	(64)
Short-term investments	(13)	22	9

Total earning assets	(327)	67	(260)
Interest-bearing deposits	(79)	9	(70)
Short-term borrowings	(11)	(16)	(27)
Medium and long-term debt	(20)	(12)	(32)

Total interest-bearing sources	(110)	(19)	(129)

Net interest income/rate spread (FTE)	$(217)	$86	$(131)

*     Rate/Volume variances are allocated to variances due to volume.

Provision for Loan Losses

     The provision for loan losses was $83 million for the third quarter of 2003 compared to $275 million for the same period in 2002. The provision for the first nine months of 2003 was $300 million compared to $520 million for the same period in 2002. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed in the section entitled “Allowance for Loan Losses and Nonperforming Assets.” The decrease in the provision for loan losses in the three and nine months ended September 30, 2003 over the comparable periods last year resulted from a large third quarter 2002 provision for loan losses, which reflected the impact the continued economic uncertainty had on many of the Corporation’s customers, and management’s third quarter 2002 decision to sell certain loans. Also contributing to the decrease in the provision for loan losses in the nine months ended September 30, 2003 over the comparable period last year was a second quarter 2002 provision of $45 million made by the Corporation to increase reserves related to exposure to Argentina. Current provision levels reflect the impact the uncertainty of the economy continues to have on the Corporation’s customers. Business bankruptcy rates both nationally and in the Michigan market, where the Corporation has a geographic concentration of credit, were at elevated levels over the last twelve months. Michigan Purchasing Management and Michigan Business Activity Indices have retrenched in 2003, suggesting a delayed recovery for the manufacturing and auto supplier sectors of the regional economy.

Noninterest Income

     Noninterest income was $221 million for the three months ended September 30, 2003, an increase of $5 million, or two percent, over the same period in 2002. Net securities gains in the third quarter 2003 contributed $4 million to noninterest income, while net securities losses in the third quarter 2002 reduced income by $6 million. Noninterest income from market-related revenue sources, defined as fiduciary income, investment advisory revenue and brokerage service fees, increased $5 million in the third quarter of 2003 compared to the third quarter of 2002 primarily as a result of a third quarter 2002 deferred distribution cost impairment charge of $5 million. Also included in the third quarter 2002 noninterest income was a $12 million pre-tax gain related to the sale of the Corporation’s OPAY subsidiary.

     For the first nine months of 2003, noninterest income was $667 million, an increase of $21 million, or three percent, from the first nine months of 2002. Noninterest income in the first nine months of 2003 included $46 million in net gains on securities sales and $8 million of net write-downs of venture capital and private equity securities. The uncertain economy and weak equity markets negatively affected the values of venture and private equity investments and investment funds, particularly during the first half of 2003. When these declines are deemed to be other than temporary, a write-down is recorded. Noninterest income in the first nine months of 2002 included a $10 million write-down of Argentine securities, $15 million of non-taxable proceeds on bank-owned life insurance policies due to death benefits received, including $9 million of proceeds from the death of an executive in the second quarter 2002, and the $12 million gain on the sale of the Corporation’s OPAY subsidiary included in the quarterly discussion above. Noninterest income from market-related revenue sources decreased $9 million in the nine months ended September 30, 2003 compared to the same period last year for the same reasons cited in the quarterly discussion above. The Corporation expects modest growth in noninterest income, excluding securities gains, in 2004.

Noninterest Expenses

     Noninterest expenses were $377 million for the quarter ended September 30, 2003, a decrease of $66 million, or 15 percent, from the comparable quarter in 2002. The decrease in noninterest expenses was due primarily to an $86 million goodwill impairment charge in the third quarter 2002. Offsetting this charge was a $15 million increase in salaries and employee benefits expense that resulted from merit increases, increased incentives related to deposit gathering and higher pension expense.

     Noninterest expenses for the nine months ended September 30, 2003 were $1,104 million, a decrease of $38 million, or three percent, from the comparable period of 2002. The decrease resulted from the $86 million goodwill impairment charge discussed above. This decrease was partially offset by a $40 million increase in salary and benefits expense for the same reasons cited in the quarterly discussion above.

Provision for Income Taxes

     The provision for income taxes for the third quarter of 2003 was $69 million, compared to $2 million for the same period a year ago. The effective tax rate was 31 percent for the third quarter of 2003 compared to eight percent for the same quarter of 2002. The provision for the first nine months of 2003 was $229 million compared to $188 million for the same period of 2002. The effective tax rate was 31 percent for the first nine months of 2003 compared to 32 percent for the first nine months of 2002. The low effective tax rate in the third quarter 2002 resulted from the significant reduction in income before income taxes, which increased the proportion of permanent tax differences to pre-tax income.

Financial Condition

     Total assets were $54.8 billion at September 30, 2003 compared with $53.3 billion at year-end 2002 and $52.6 billion at September 30, 2002. The Corporation has experienced a four percent decrease in total loans since December 31, 2002. The decrease in total loans reflects growth in some of the Corporation’s loan portfolios, offset by targeted reductions in others. The Corporation experienced growth, on an average basis, in the National Dealer Services (7 percent), Middle Market (4 percent), and Private Banking (6 percent) loan portfolios, from the fourth quarter 2002 to the third quarter 2003. Average loans in the Large Corporate (30 percent) and Global Finance (9 percent) portfolios declined over the same periods as a result of maturing non-relationship loans that were not renewed. The decrease in loans was offset by a $2.4 billion increase in short-term investments since year-end 2002. Reinvestment of proceeds from year-end 2002 investment securities sales has resulted in an increase of $2.0 billion in investment securities available-for-sale from December 31, 2002. The Corporation expects flat loan volumes in the fourth quarter of 2003 and low single digit loan growth, on average, in 2004.

     Total liabilities increased $1.3 billion, or three percent, from $48.4 billion at December 31, 2002, to $49.7 billion at September 30, 2003. Total deposits increased five percent to $43.7 billion at September 30, 2003, from $41.8 billion at year-end 2002 due to growth in interest-bearing deposit balances as a result of strong sales promotions and customers seeking principal safety. Deposits in the Financial Services Group decreased slightly to $9.2 billion at September 30, 2003 from $9.4 billion at December 31, 2002, primarily due to a slowdown in mortgage business activity. Medium- and long-term debt decreased $398 million since December 31, 2002, to $4.8 billion at September 30, 2003, as a result of maturities of medium-term notes.

Allowance for Loan Losses and Nonperforming Assets

     The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the senior management of the Corporation’s Credit Policy Group. The Corporation performs a detailed credit quality review quarterly on large business loans that have deteriorated below certain levels of credit risk, and allocates a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying projected loss ratios, which are based on numerous factors identified below, to the loans in each risk rating. In addition, a portion of the allowance is allocated to these remaining loans based on industry specific and geographic risks inherent in certain portfolios, including portfolio exposures to automotive suppliers, the developing high technology, entertainment and healthcare industries, regional economic risks and certain Latin American transfer risks. The portion of the allowance allocated to consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts. The allocated portion of the allowance was $764 million at September 30, 2003, an increase of $11 million from year-end 2002. The nominal (less than 2 percent) increase in the allocated allowance was attributable to business loans not individually evaluated for impairment at September 30, 2003.

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

	Argentina		Brazil

	September 30,	December 31,	September 30,	December 31,
(in millions)	2003	2002	2003	2002

Loans	$55	$70	$258	$412
Securities	5	6	47	51
Unfunded Commitments	—	9	10	48

Total exposure	$60	85	$315	$511

Nonperforming loans	$29	$37	$9	$3
Nonperforming securities	4	4	—	—

Total nonperforming assets	$33	$41	$9	$3

     At September 30, 2003, the allowance for loan losses was $802 million, an increase of $11 million from December 31, 2002, as a result of the impact of the continued uncertainty in the economy on the Corporation’s customers. The allowance for loan losses as a percentage of total period-end loans increased to 1.97 percent at September 30, 2003, from 1.87 percent at December 31, 2002. The Corporation also had an allowance for credit losses on lending-related commitments of $29 million and $35 million, at September 30, 2003 and December 31, 2002, respectively, which is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets. These lending-related commitments include unfunded loan commitments and letters of credit.

     Nonperforming assets at September 30, 2003 were $627 million, as compared to $579 million at December 31, 2002, an increase of $48 million, or eight percent. The allowance for loan losses as a percentage of nonperforming assets decreased to 128 percent at September 30, 2003, from 136 percent at December 31, 2002.

     Nonperforming assets at September 30, 2003 and December 31, 2002 were categorized as follows:

	September 30,	December 31,
(in millions)	2003	2002

Nonaccrual loans:
Commercial	$388	$372
Real estate construction	32	19
Commercial mortgage	68	53
Residential mortgage	—	—
Consumer	3	2
Lease financing	25	5
International	82	114

Total nonaccrual loans	598	565
Reduced-rate loans	—	—

Total nonperforming loans	598	565
Other real estate	25	10
Nonaccrual debt securities	4	4

Total nonperforming assets	$627	$579

Loans past due 90 days or more	$56	$43

     The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended

(in millions)	September 30, 2003	June 30, 2003	March 31, 2003

Nonaccrual loans at beginning of period	$559	$624	$565
Loans transferred to nonaccrual *	211	148	187
Business loan gross charge-offs	(92)	(116)	(98)
Loans transferred to accrual status *	—	(6)	(9)
Loans sold	(37)	(56)	(3)
Payments/Other **	(43)	(35)	(18)

Nonaccrual loans at end of period	$598	$559	$624

*	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

**	Net change related to nonaccrual loans with balances less than $2 million, other than business loan charge-offs and loans sold, included in Payments/Other.

     During the third quarter of 2003, transfers to nonaccrual loans, based on loans with book balances greater than $2 million, were $211 million, up from $148 million and $187 million in the second and first quarters of 2003, respectively. There were three loans greater than $10 million transferred to nonaccrual during the quarter. These loans totaled $80 million and are in the automotive, retail trade and manufacturing sectors.

     The following table presents a summary of total internally classified nonaccrual and watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans) at September 30, 2003 and December 31, 2002. As evident in the table below, although nonaccrual loans increased from December 31, 2002 to September 30, 2003, total nonaccrual and watch list loans declined both in dollars and as a percentage of the total loan portfolio.

(dollar amounts in millions)	September 30, 2003	December 31, 2002

Total nonaccrual and watch list loans	$3,676	$4,237
As a percentage of total loans	9.0%	10.0%

     The following table presents a summary of nonaccrual loans at September 30, 2003 and loans transferred to nonaccrual and net charge-offs during the third quarter of 2003, based on the Standard Industrial Classification (SIC) code.

			Three Months Ended
(dollar amounts in millions)	September 30, 2003		September 30, 2003

			Loans Transferred		Net
SIC Category	Nonaccrual Loans		To Nonaccrual *		Charge-Offs

Automotive	$112	19%	$65	31%	$22	27%
Non-automotive manufacturing	91	15	28	13	18	22
Services	65	11	16	8	3	4
Real estate	58	10	10	5	1	1
Retail trade	47	8	21	10	4	5
Technology related	46	8	32	15	16	20
Transportation	39	6	—	—	1	1
Wholesale trade	35	6	15	7	7	8
Utilities	30	5	9	4	—	—
Entertainment	26	4	—	—	4	5
Other	49	8	15	7	7	7

Total	$598	100%	$211	100%	$83	100%

*     Based on an analysis of nonaccrual loans with book balances greater than $2 million.

     Shared National Credit Program (SNC) loans comprised approximately 20 percent of total nonperforming loans at September 30, 2003 and 26 percent at December 31, 2002. SNC loans are facilities greater than $20 million shared by three or more financial institutions and reviewed by regulatory authorities at the lead bank or agent bank level. These loans comprised approximately 16 percent and 18 percent of total loans at September 30, 2003 and December 31, 2002, respectively. Of the $211 million of loans greater than $2 million transferred to nonaccrual status in the third quarter of 2003, $80 million were SNC loans. SNC loans comprised approximately $32 million of third quarter 2003 net charge-

offs.

     Net charge-offs for the third quarter of 2003 were $83 million, or 0.79 percent of average total loans, compared with $258 million, or 2.44 percent, for the third quarter of 2002. The carrying value of nonaccrual loans was 60 percent at both September 30, 2003 and December 31, 2002. The provision for loan losses was $83 million for the third quarter of 2003, compared to $275 million for the same period in 2002.

     Due to the current challenging business environment, particularly in the manufacturing sector, management expects credit quality improvement will depend on a business recovery in our markets.

Capital

     Common shareholders’ equity was $5.1 billion at September 30, 2003, up $146 million from December 31, 2002. This increase was due primarily to the retention of $241 million of current year earnings, the recognition of stock-based compensation and the effect of employee stock plan activity, which increased common shareholders’ equity by $20 million and $11 million, respectively, offset by a $126 million decrease in other comprehensive income resulting primarily from a change in the accumulated net gain on cash flow hedges. The Corporation’s capital ratios exceed minimum regulatory requirements as follows:

	September 30,	December 31,
	2003	2002

Tier 1 common capital ratio	7.92%	7.39%
Tier 1 risk-based capital ratio (4.00% - minimum)	8.58	8.05
Total risk-based capital ratio (8.00% - minimum)	12.64	11.72
Leverage ratio (3.00% - minimum)	9.54	9.29

     At September 30, 2003, the Corporation and its banking subsidiaries exceeded the ratios required to be considered “well capitalized” (total capital greater than 10 percent).

Critical Accounting Policies

     The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation’s 2002 Annual Report, as updated in Note 1 to the unaudited consolidated financial statements in this report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for allowance for loan losses, pension plan accounting and goodwill. These policies are reviewed with the Audit and Legal Committee of the Corporation’s Board of Directors and are discussed more fully on pages 42-45 of the Corporation’s 2002 Annual Report. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2002 Annual Report, except for the estimated decline in the amount required to trigger goodwill impairment of the Corporation’s asset management reporting unit (Munder). At September 30, 2003, management estimated that a decline in the fair value of the asset management reporting unit of $28 million would trigger goodwill impairment, compared to $50 million estimated at December 31, 2002.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation actively manages its material exposure to interest rate risk. Management attempts to evaluate the effect of movements in interest rates on net interest income and uses interest rate swaps and other instruments to manage its interest rate risk exposure. The primary tool used by the Corporation in determining its exposure to interest rate risk is net interest income simulation analysis. The net interest income simulation analysis performed at the end of each quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at September 30, 2003 for a decline in short-term interest rates to zero percent identified approximately $56 million, or three percent, of forecasted net interest income at risk over the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income would be enhanced by approximately $113 million, or six percent. Corresponding measures of risk exposure at December 31, 2002 were approximately $91 million of net interest income at risk for a decline in rates to zero percent and an approximately $104 million enhancement of net interest income for a 200 basis point rise in rates. Corporate policy limits adverse change to no more than five percent of management’s most likely net interest income forecast and the Corporation is operating within this policy guideline.

     Secondarily, the Corporation utilizes an economic value of equity analysis and a traditional interest sensitivity gap measure as alternative measures of interest rate risk exposure. At September 30, 2003, all three measures of interest rate risk were within established corporate policy guidelines.

     At September 30, 2003, the Corporation had a $120 million portfolio of indirect (through funds) private equity and venture capital investments, and had commitments of $69 million to fund additional investments in future periods. These investments are at risk to changes in equity markets, general economic conditions and many other factors. The majority of these investments are not marketable, and are included in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value. The Corporation bases estimates of fair value for the majority of its indirect private equity and venture capital investments on the percentage ownership in the fair value of the entire fund, as reported by the fund management. In general, the Corporation does not have the benefit of the same information regarding the fund’s underlying investments as does fund management. Therefore, after verification that fund management adheres to accepted, sound and recognized valuation techniques, the Corporation generally utilizes the fair values assigned to the underlying portfolio investments by fund management. For those funds where fair value is not reported by fund management, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund management, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other qualitative information, public or otherwise, as available. The uncertainty in the economy and equity markets may continue to affect the values of the fund investments.

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

     In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation’s SEC reports (accessible on the SEC’s website at www.sec.gov or on the Corporation’s website at www.comerica.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance:

•	general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected;

•	the mix of interest rates and maturities of the Corporation’s interest earning assets and interest-bearing liabilities (primarily loans and deposits) may be less favorable than expected;

•	interest rate margin compression and the risk of deflation may be greater than expected;

•	developments concerning credit quality in various industry sectors may result in an increase in the level of the Corporation’s provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	domestic demand for commercial loan and investment advisory products may continue to be weak;

•	customer borrowing, repayment, investment and deposit practices generally may be less favorable than anticipated;

•	interest rate and currency fluctuations, equity and bond market fluctuations, and inflation may be greater than expected;

•	global capital markets may continue to exhibit weakness, adversely affecting the Corporation’s investment advisory business line, as well as the Corporation’s private banking and brokerage business lines, and the availability and terms of funding necessary to meet the Corporation’s liquidity needs;

•	the introductions, withdrawal, success and timing of business initiatives and strategies;

•	competitive product and pricing pressures among financial institutions within the Corporation’s markets may increase;

•	legislative or regulatory developments, including changes in laws or regulations concerning taxes, banking, securities, capital requirements and risk-based capital guidelines, reserve methodologies, deposit insurance and other aspects of the financial services industry, may adversely affect the business in which the Corporation is engaged or the Corporation’s financial results;

•	legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Corporation and its subsidiaries, could adversely affect the Corporation or the financial services industry generally;

•	pending and proposed changes in accounting rules, policies, practices and procedures could adversely affect the Corporation’s financial results;

•	instruments and strategies used to hedge or otherwise manage exposure to various types of market and credit risk could be less effective than anticipated, and the Corporation may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk;

•	terrorist activities or other hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation; and

•	technological changes, including the impact of the internet on the Corporation’s businesses, may be more difficult or expensive than anticipated.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	(11)	Statement re: Computation of Net Income Per Common Share

	(31.1)	Chairman, President and CEO Section 302 Certification of Periodic Report

	(31.2)	Executive Vice President and CFO Section 302 Certification of Periodic Report

	(32)	Section 906 Certification of Periodic Report

(b)	Reports on Form 8-K

A report on Form 8-K, dated July 16, 2003, was filed under report items number 9 and 12, announcing the release of the Corporation’s earnings for the quarter ended June 30, 2003.

A report on Form 8-K, dated July 21, 2003, was filed under report item number 5, announcing the establishment of a new External Affairs & Community Relations Division.

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

Date: November 13, 2003

Exhibit Index

Exhibit No.	Description

(11)	Statement re: Computation of Net Income Per Common Share

(31.1)	Chairman, President and CEO Section 302 Certification of Periodic Report

(31.2)	Executive Vice President and CFO Section 302 Certification of Periodic Report

(32)	Section 906 Certification of Periodic Report