Form 10-K
period 2003-12-31
COMERICA INC /NEW/
filed 2004-03-09
CIK 28412

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the fiscal year ended December 31, 2003.

Commission file number 1-10706

Comerica Incorporated

Incorporated in the State of Delaware	IRS Employer Identification No. 38-1998421.

Comerica Tower at Detroit Center
500 Woodward Avenue, MC 3391
Detroit, Michigan 48226
1-800-521-1190

Securities registered pursuant to Section 12(b) of the Act:

•Common Stock, $5 par value

•Rights to acquire Series D Preferred Stock, no par value

These securities are registered on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:

•7 1/4% Subordinated Notes due in 2007.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x]  No [  ]

The registrant is an accelerated filer as defined in Exchange Act Rule 12b-2.

At March 1, 2004, the registrant’s common stock, $5 par value, held by nonaffiliates had an aggregate market value of $9,485,319,938 based on the closing price on the New York Stock Exchange on that date of $57.36 per share and 165,364,713 shares of common stock held by nonaffiliates. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica’s Trust Department holds for Comerica and Comerica’s employee plans, and all common shares the registrant’s directors and executive officers hold, are held by affiliates.

At March 1, 2004, the registrant had outstanding 174,462,245 shares of its common stock, $5 par value.

Documents Incorporated
by Reference:

1. Parts I and II:
Items 6-8–Annual Report to Shareholders for the year ended December 31, 2003.

2. Part III:
Items 10-13–Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2004.

PART I

Item 1. Business

GENERAL

Comerica Incorporated (“Comerica” or the “Corporation”) is a financial services company, incorporated under the laws of the State of Delaware, headquartered in Detroit, Michigan. Based on assets as of December 31, 2003, it was among the 20 largest banking companies in the United States and the largest bank holding company headquartered in Michigan in terms of both total assets and total deposits. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank (formerly Comerica Bank-Detroit), one of Michigan’s oldest banks (“Comerica Bank”). As of December 31, 2003, Comerica owned directly or indirectly all the outstanding common stock of three active banking and 48 non-banking subsidiaries. At December 31, 2003, Comerica had total assets of approximately $52.6 billion, total deposits of approximately $41.5 billion, total loans (net of unearned income) of approximately $40.3 billion and common shareholders’ equity of approximately $5.1 billion.

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

Wealth and Institutional Management is responsible for private banking, personal and institutional trust, retirement plans, and asset management (including Munder Capital Management, investment adviser to the Munder funds, and Wilson Kemp & Associates). This division also includes Comerica Securities, which offers institutional, retail and discount brokerage, and investment banking services, as well as Comerica Insurance, which is a full line insurance agency.

Comerica has positioned itself to deliver financial services in its four primary geographic markets: Michigan, California, Texas, and Florida, with operations in numerous other states, Canada and Mexico.

In addition to the three major lines of business, the Finance division is also reported as a segment.

The Finance segment includes Comerica’s securities portfolio and asset and liability management activities. This segment is responsible for managing Comerica’s funding, liquidity and capital needs, performing interest sensitivity gap and earnings simulation analysis and executing various strategies to manage Comerica’s exposure to liquidity, interest rate risk and foreign exchange risk.

SUPERVISION AND REGULATION

Banks, bank holding companies and financial institutions are highly regulated at both the state and federal level. Comerica is subject to supervision and regulation by the Board of Governors of Federal Reserve Board (“FRB”) under the Bank Holding Company Act of 1956, as amended (the “Act”).

The Gramm-Leach-Bliley Act of 1999 expanded the activities in which a bank holding company registered as a financial holding company can engage. The conditions to be a financial holding company, among others, include the requirement that each depository institution subsidiary of the holding company be well capitalized and well managed.

Comerica became a financial holding company in 2000. As a financial holding company, in addition to bank holding company powers, Comerica may affiliate with securities firms and insurance companies and engage in activities that are financial in nature. Activities that are “financial in nature” include, but are not limited to: securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; travel agent services; and activities that the FRB has determined to be financial in nature or incidental or complementary to a financial activity, provided that it does not pose a substantial risk to the safety or soundness of the depository institution or the financial system generally. A bank holding company that is not also a financial holding company is limited to engaging in banking and other activities previously determined by the FRB to be closely related to banking.

Comerica Bank is chartered by the State of Michigan and is primarily supervised and regulated by the Division of Financial Institutions, Office of Financial and Insurance Services of the State of Michigan and the FRB. Comerica Bank & Trust, National Association is chartered under federal law and subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”). Comerica Bank and Comerica Bank & Trust, National Association, are members of the Federal Reserve System (“FRS”). The deposits of all the foregoing banks are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. Comerica Bank-Mexico, S.A. is chartered under the laws of Mexico and is supervised and regulated by the Ministry of Finance and Public Credit, the Bank of Mexico, and the Mexican National Banking Commission. Comerica Bank-Canada (which is in the winding up process, with active operations conducted by the Canadian branch of Comerica Bank) is chartered under the laws of Ontario, Canada and is supervised and regulated by the Office of the Superintendent of Financial Institutions Canada and the Canada Deposit Insurance Corporation.

The FRB supervises non-banking activities conducted by companies owned by Comerica Bank. In addition, Comerica’s non-banking subsidiaries are subject to supervision and regulation by various state, federal and self-regulatory agencies, including, but not limited to, the National Association of Securities Dealers, Inc. (in the case of Comerica Securities, Inc. and Comerica Capital Markets Corporation), the Department of Insurance of the State of Michigan (in the case of Comerica Insurance

Services, Inc.), and the Securities and Exchange Commission (in the case of Munder Capital Management, the Corporation’s investment advisory subsidiary).

In most cases, no FRB approval is required for Comerica to acquire a company, other than a bank holding company or insured depository institution, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior FRB approval is required before Comerica may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company or bank. If any subsidiary bank of Comerica ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the FRB may place limitations on the Corporation’s ability to conduct the broader financial activities permissible for financial holding companies or impose any limitations or conditions on the conduct or activities of the Corporation or any of its affiliates as the FRB finds appropriate and consistent with the purpose of the Bank Holding Company Act. If the deficiencies persist, the FRB may order Comerica to divest any subsidiary bank or cease to engage in any activities permissible for financial holding companies that are not permissible for bank holding companies. Alternatively, Comerica may elect to conform its non-banking activities to those permissible for a bank holding company that is not also a financial holding company. If any subsidiary bank of Comerica receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, Comerica will be prohibited from engaging in new activities not permissible for non-financial holding companies/bank holding companies or acquiring companies other than bank holding companies or banks.

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W, limit borrowings by Comerica and its nonbank subsidiaries from its affiliate insured depository institutions, and also limit various other transactions between Comerica and its nonbank subsidiaries, on the one hand, and its affiliate insured depository institutions, on the other. For example, Section 23A of the Federal Reserve Act limits to no more than 10% of its total capital, the aggregate outstanding amount of any insured depository institution’s loans and other “covered transactions” with any particular nonbank affiliate, and limits to no more than 20% of its total capital, the aggregate outstanding amount of any insured depository institution’s covered transactions with all of its nonbank affiliates. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loans to its nonbank affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its nonbank affiliates be on arms-length terms.

Set forth below are summaries of selected laws and regulations applicable to Comerica and its subsidiaries. The summaries are not complete and are qualified in their entirety by references to the particular statutes and regulations, and are not intended as legal advice that should be relied upon for any reason. A change in applicable law or regulation could have a material effect on the business of Comerica.

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

The Interstate Act also authorizes banks to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branches in other states, thereby creating interstate branching, provided that in the case of purchasing branches and establishing new branches in a state in which it does not already have banking operations in such state, such state must have “opted-in” to the Act by enacting a law permitting such de novo branching and, in the case of mergers, such state must not have “opted-out” of that portion of the Act.

Since the provision permitting interstate bank acquisitions became effective, Comerica has had enhanced opportunities to acquire banks in any state, subject to approval by the appropriate federal and state regulatory agencies. Under the Interstate Act, Comerica has the opportunity to consolidate its affiliate banks to create one bank with branches in more than one state, or to establish branches in different states, subject to any state “opt-in” and “opt-out” provisions. On June 30, 2003, Comerica merged its California and Texas banking subsidiaries into its Michigan banking subsidiary to create one bank, with branches in Michigan, California, Texas and Florida.

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

Each state bank subsidiary that is a member of the FRS and each national banking association is required by federal law to obtain the prior approval of the FRB or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank’s retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound business practices and could prohibit the payment of dividends under circumstances in which such payment could be deemed an unsafe and unsound banking practice. In addition, Comerica’s state bank subsidiaries are also subject to limitations under state law regarding the amount of earnings that may be paid out as dividends, and require prior approval for payments of dividends that exceed certain levels.

At January 1, 2004, Comerica’s subsidiary banks, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $209 million from retained net profits of the preceding two years, plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned for the period from January 1, 2004 through the date of declaration. Comerica’s subsidiary banks declared dividends of $354 million in 2003, $647 million in 2002, and $578 million in 2001, without the need for prior governmental approvals.

Source of Strength

FRB regulations require that bank holding companies serve as a source of strength to each subsidiary bank and commit resources to support each subsidiary bank. This support may be required at times when a bank holding company may not be able to provide such support, without adversely affecting its ability to meet other obligations. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC (either as a result of the failure of a banking or thrift subsidiary or related to FDIC assistance provided to a subsidiary in danger of failure) the other banking subsidiaries may be assessed for the FDIC’s loss, subject to certain exceptions.

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

Regulations establishing the specific capital tiers provide that, for a depository institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a Tier 1 leverage ratio of at least 5 percent and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 4 percent and a Tier 1 leverage ratio of at least 4 percent (and in some cases 3 percent). Under certain circumstances, the appropriate banking agency may treat a well capitalized, adequately capitalized or undercapitalized institution as if the institution were in the next lower capital category. As of December 31, 2003, the

Corporation and all of its banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” under these regulations.

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

FDICIA also contains a variety of other provisions that may affect the operations of depository institutions including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Comerica’s subsidiary banks are all well-capitalized and may accept brokered deposits, as permitted by their charters.

Capital Requirements

The FRB imposes on Comerica and other banks, risk-based capital requirements and guidelines, which are substantially similar to the capital requirements and guidelines imposed by the OCC and the FDIC on depository institutions under their jurisdictions.

For this purpose, a depository institution’s or holding company’s assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A depository institution’s or holding company’s capital, in turn, is divided into two tiers: core (“Tier 1”) capital, which includes common equity, non-cumulative perpetual preferred stock ,and a limited amount of cumulative perpetual preferred stock and related surplus (excluding auction rate issues) and a limited amount of cumulative perpetual stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; and supplementary (“Tier 2”) capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt, and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

The Corporation, like other bank holding companies, currently is required to maintain Tier 1 and “total capital’ (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2003, the Corporation met both requirements, with Tier 1 and total capital equal to 8.72% and 12.71% of its total risk-weighted assets.

The FRB, FDIC and OCC rules require Comerica to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities. The FRB also requires bank holding companies to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 100 to 200 basis points if the holding company does not meet these requirements. At December 31, 2003, the Corporation’s leverage ratio was 10.13%.

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

FDIC Insurance Assessments

Comerica’s subsidiary banks are subject to FDIC deposit insurance assessments to maintain the Bank Insurance Fund (the “BIF”) and the Savings Insurance Fund (the “SAIF”). As of December 31, 2003, the Corporation’s banking subsidiaries held approximately $38.6 billion and $1.0 billion, respectively, of BIF- and SAIF- assessable deposits. The Corporation currently pays no deposit insurance assessments on these deposits under the FDIC’s risk related assessment system.

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

COMPETITION

Financial service provision is a highly competitive business. The Corporation’s banking subsidiaries compete primarily with banks based in its primary areas of operations in the United States for loans, deposits and trust accounts. Through its offices in Arizona, Colorado, Georgia, Illinois, Indiana, Louisiana, Massachusetts, Minnesota, North Carolina, New Jersey, Nevada, New York, Ohio, Oregon, Pennsylvania, Tennessee, Virginia and Washington, Comerica competes with other financial institutions for various deposits, loans and other products and services.

At year-end 2003, Comerica was the largest financial holding company headquartered in Michigan in terms of total assets and deposits. Based on the Interstate Act as described above and the Gramm-Leach Bliley Act, Comerica believes that the level of competition in all geographic markets will increase in the future. Comerica’s banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies, credit unions, banks, insurance companies and securities firms.

EMPLOYEES

As of December 31, 2003, Comerica and its subsidiaries had 10,627 full-time and 1,227 part-time employees.

AVAILABLE INFORMATION

The Corporation maintains an Internet website at www.comerica.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after those reports are filed with the U.S. Securities and Exchange Commission. The Code of Business Conduct and Ethics adopted by the Corporation is also available on the Internet website.

Item 2. Properties

The executive offices of the Corporation are located in the Comerica Tower at Detroit Center, 500 Woodward Avenue, Detroit, Michigan 48226. Comerica and its subsidiaries occupy 14 floors of the building, which is leased through Comerica Bank from an unaffiliated third party. This lease extends through January 2007. As of December 31, 2003, Comerica, through its banking affiliates, operates a total of 506 banking branches, trust services locations, and loan production or other financial services offices, primarily in the States of Michigan, California, Texas and Florida. Of these offices, 231 were owned and 275 were leased. Affiliates also operate from leased spaces in Phoenix, Arizona; Denver, Colorado; Darien, Connecticut; Atlanta, Georgia; Barrington, Chicago and Oakbrook Terrace, Illinois; Indianapolis, Indiana; Boston, Massachusetts; Minneapolis, Minnesota; Durham, North Carolina; Princeton and Sea Girt, New Jersey; Las Vegas, Nevada; New York, New York; Beachwood, West Chester and Westlake, Ohio; Portland, Oregon; King of Prussia, Pennsylvania; Memphis, Tennessee; Reston, Virginia; Kirkland and Bellevue, Washington; Sao Paulo, Brazil; Guadalajara, Mexico; Mexico City, Mexico; Queretaro, Mexico; Monterey, Mexico; Wanchai, Hong Kong; Toronto, Ontario, Canada and Windsor, Ontario, Canada.

The Corporation owns a check processing center in Livonia, Michigan, a ten-story building in the central business district of Detroit that houses certain departments of the Corporation and Comerica Bank, and a building in Auburn Hills, Michigan, used mainly for lending functions and operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Corporation did not submit any matters for a shareholders’ vote in the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At March 1, 2004, there were approximately 16,010 record holders of the Corporation’s common stock.

Quarterly cash dividends were declared during 2003 and 2002, totaling $2.00 and $1.92 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Corporation’s common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2003 and 2002.

			Dividends	Dividend*
Quarter	High	Low	Per Share	Yield
2003
Fourth	$56.34	$46.38	$0.50	3.9%
Third	49.75	45.28	0.50	4.2
Second	53.58	37.79	0.50	4.4
First	46.74	37.10	0.50	4.8
2002
Fourth	$50.30	$35.20	$0.48	4.5%
Third	63.80	47.00	0.48	3.5
Second	66.09	59.70	0.48	3.1
First	64.85	52.75	0.48	3.3

*	Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.

Equity Compensation Plan Information

Number of
securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
Plan Category	and rights	rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans(1) approved by security holders	16,338,793 (2)	$50.09	10,104,558	(2)(3)
Equity compensation plans not approved by security holders (4)	344,286	$51.20	55,500
Total	16,683,079	$50.12	10,160,058

(1) Consists of options to acquire shares of common stock, par value $5.00 per share, issued under the Corporation’s Amended and Restated 1997 Long-Term Incentive Plan, the 1991 Long-Term Incentive Plan, the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors, the Imperial Bank Stock Option Plan (assumed by the Corporation in connection with its acquisition of Imperial Bank), and the Metrobank 1988 Stock Option Plan (assumed by the Corporation in connection with its acquisition of Metrobank). Does not include 464,841 shares of restricted stock outstanding as of December 31, 2003. There are no shares available for future issuances under any of these plans other than the Corporation’s Amended and Restated 1997 Long-Term Incentive Plan and the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors. The Amended and Restated 1997 Long-Term Incentive Plan was initially approved by the shareholders on May 16, 1997, with the most recent amendments to the plan, which required shareholder approval, approved on May 22, 2001.

(2) Does not include shares of common stock purchased by employees under the Corporation’s Employee Stock Purchase Plan, or contributed by the Corporation on behalf of the employees.

(3) These shares are available for future issuance under the Corporation’s Amended and Restated 1997 Long-Term Incentive Plan in the form of options, restricted stock, and other performance or non-performance related awards and under the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors in the form of options. Under the Long-Term Incentive Plan, not more than a total of 2.4 million shares may be used for restricted stock awards and not more than 2 million are available for issuance pursuant to the exercise of incentive stock options. Further, no eligible individual during any calendar year may receive more than the lesser of (i) 15% of the shares available for awards during such calendar year, or (ii) 350,000 shares.

(4) Consists of options to acquire shares of common stock, par value $5.00 per share, issued under the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors of Comerica Bank and Affiliated Banks.

Most of the equity awards made by the Corporation are granted under the shareholder approved Amended and Restated 1997 Long-Term Incentive Plan. Plans not approved by the Corporation’s shareholders include:

Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors of Comerica Bank and Affiliated Banks – Under this plan, the Corporation may grant options to acquire up to 450,000 shares of common stock, subject to equitable adjustment upon the occurrence of events such as stock splits, stock dividends or recapitalizations. After each annual meeting of shareholders, each member of the Board of Directors of a subsidiary bank of the Corporation who is not an employee of the Corporation or of any of its subsidiaries nor a director of the Corporation (the “Eligible Directors”) automatically will be granted an option to purchase 2,500 shares of the common stock of the Corporation. Option grants under the plan are in addition to annual retainers, meeting fees and other compensation payable to Eligible Directors in connection with their services as directors. The plan is administered by a committee of the Board of Directors. With respect to the automatic grants, the Committee does not have discretion with respect to matters such as the selection of directors to whom options will be granted, the timing of grants, the number of shares to become subject to each option grant, the exercise price of options, or the periods of time during which any option may be exercised. In addition to the automatic grants, the committee may grant options to the Eligible Directors in its discretion. The exercise price of each option granted is the fair market value of each share of common stock subject to the option on the date the option is granted. The exercise price is payable in full upon exercise of the option and may be paid in cash or by delivery of previously owned shares. The committee may change the option price per share following a corporate reorganization or recapitalization so that the aggregate option price for all shares subject to each outstanding option prior to the change is equivalent to the aggregate option price for all shares or other securities into which option shares have been converted or which have been substituted for option shares. The term of each option cannot be more than ten years. No options may be granted under this plan after the Corporation’s 2004 annual meeting of shareholders.

Employee Stock Purchase Plan – Under the Corporation’s Employee Stock Purchase Plan (the “ESPP”), a total of 1.6 million shares of the Corporation’s common stock are available for sale or awards to eligible Corporation employees. The ESPP provides participating employees a convenient and affordable way to purchase shares of Corporation common stock without being charged a brokerage fee. Employees may contribute to the plan through regular after-tax payroll deductions, or they may make after-tax lump sum contributions during two window periods during the year. The

Corporation provides a matching contribution equal to 15% of the contributions made during the previous quarter, provided there have been no withdrawals during that quarter. The Corporation also provides a matching contribution equal to 5% of the contributions made during the first of the previous two plan years, provided there have been no withdrawals during the previous two plan years and the participant is still employed on the last day of the second plan year. No matches are made on contributions exceeding $25,000 per year. Following a contribution, the plan administrator purchases shares of stock for a participant’s account. Such purchases are generally made on the open market at the current market price as soon as practicable under the plan.

The Corporation has amended the ESPP, subject to shareholder approval, to increase the number of shares under the plan to 5 million. The ESPP has also been amended to provide that, under the ESPP, the Corporation may, in its discretion, make service award contributions to the accounts of those employees whom it wishes to recognize for service to the Corporation. Such service award contributions are used to purchase shares of Corporation stock at the current market price. The Corporation uses this program to recognize and reward employees for attaining specified years of service. From 1993 to December 31, 2003, the Corporation issued 54,499 shares of common stock under its service award program. Each year, the Corporation authorizes the awards of shares to employees who attain the requisite years of service. Currently under the program, employees receive 4, 5, 7 and 10 shares of common stock for attaining ten, fifteen, twenty and twenty-five years of service, respectively. The number of shares awarded each year depends on the employees who attain the requisite years of service. For the year-to-date 2004, the Corporation has issued, through the ESPP, 2,310 shares of common stock under the service award program.

Director Deferred Compensation Plans – The Corporation maintains two deferred compensation plans for non-employee directors of the Corporation, its subsidiaries and its advisory boards: the Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (the “Common Stock Deferral Plan”) and the Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (the “Director Fee Deferral Plan”). The Common Stock Deferral Plan allows directors to invest in units that are equivalent to shares of common stock of the Corporation, while the Director Fee Deferral Plan allows directors to invest in units that are equivalent to the shares of certain mutual funds offered under such plan. The Common Stock Deferral Plan previously provided for the mandatory deferral of 50% of the annual retainer of each director of the Corporation into shares of common stock of the Corporation, but currently has no mandatory deferral. Until the mandatory deferral requirement was discontinued, directors could voluntarily defer the remaining 50% of their director fees (and all other non-employee directors of the Corporation’s subsidiaries could choose to defer up to 100% of their director fees) under the Common Stock

Deferral Plan or the Director Fee Deferral Plan, or a combination of the two plans. Currently, all eligible non-employee directors may defer any portion or none of their director fees under the Common Stock Deferral Plan or the Director Fee Deferral Plan, or a combination of the two plans.

The directors’ accounts under the Common Stock Deferral Plan are increased to the extent of dividends paid on the Corporation common stock to reflect the number of additional shares of Corporation common stock that could have been purchased had the dividends been paid on each share of common stock underlying then outstanding stock units in the directors’ accounts. Similarly, the directors’ accounts under the Director Fee Deferral Plan are increased in connection with the payment of dividends paid on the mutual fund shares to reflect the number of additional shares of mutual fund shares that could have been purchased had the dividends or other distributions been paid on each share of stock underlying then outstanding mutual fund units in the directors’ accounts. Following the applicable deferral period, the distribution of a participant’s Corporation stock unit account under the Common Stock Deferral Plan is made in Corporation common stock (with fractional shares being paid in cash), while the distribution of a participant’s mutual fund account under the Director Fee Deferral Plan is made in cash.

Employee Deferred Compensation Plans – The Corporation maintains two deferred compensation plans for eligible employees of the Corporation and its subsidiaries: the 1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (the “Employee Common Stock Deferral Plan”) and the 1999 Comerica Incorporated Deferred Compensation Plan (the “Employee Deferral Plan”). Under the Employee Common Stock Deferral Plan, eligible employees may defer specified portions of their incentive awards into units equivalent to shares of common stock of the Corporation. The employees’ accounts under the Employee Common Stock Deferral Plan are increased in connection with the payment of dividends paid on the Corporation’s common stock to reflect the number of additional shares of the Corporation’s common stock that could have been purchased had the dividends been paid on each share of common stock underlying then outstanding stock units in the employees’ accounts. The deferred compensation under the Employee Common Stock Deferral Plan is payable in shares of the Corporation’s common stock following termination of service as an employee.

Similarly, under the Employee Deferral Plan, eligible employees may defer specified portions of their compensation, including salary and bonus (but not certain incentive awards), into units equivalent to shares of funds offered under the Employee Deferral Plan. Beginning in 1999, no such funds include Corporation stock. The employees’ accounts under the Employee Deferral Plan are increased in connection with the payment of dividends paid on the fund shares to reflect the number of additional shares of the fund stock that could have been purchased had the dividends been paid on each share of fund stock underlying then outstanding stock units in the employees’ accounts. The deferred compensation under the Employee Deferral Plan is payable in cash following termination of service as an employee.

For additional information regarding the Corporation’s equity compensation plans, please refer to Note 16 on page 80 of the Consolidated Financial Statements contained in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003.

Item 6. Selected Financial Data

The response to this item is included on page 24 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003, which page is hereby incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The response to this item is included under the caption “Financial Review and Reports” on pages 25 through 57 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003, which pages are hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The response to this item is included on pages 46 through 52 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003, which pages are hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The response to this item is included on pages 58 through 110 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003, and in the Statistical Disclosure by Bank Holding Companies on pages 27 through 48, which pages are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Annual Report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report. As required by Rule 13a-15(d), management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there has been no such change during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The response to this item will be included under the sections captioned “Information About Nominees and Incumbent Directors,” “Committees and Meetings of Directors,” “Committee Assignments,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Corporation’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2004, which sections are hereby incorporated by reference.

Item 11. Executive Compensation

The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors” and “Compensation of Executive Officers” of the Corporation’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2004, which sections are hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The response to this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Corporation’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2004, which sections are hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Comerica,” “Transactions of Executive Officers with Comerica” and “Information about Nominees and Incumbent Directors” of the Corporation’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2004, which sections are hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

The response to this item will be included under the section captioned “Independent Auditors” of the Corporation’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2004, which section is hereby incorporated by reference.

FORWARD-LOOKING STATEMENTS

This Report contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations of the Corporation and other matters that do not relate strictly to historical facts, are based on certain assumptions by management. Forward-looking statements are often identified by words or phrases such as “anticipate,” “believe,” “expect,” “intend,” “seek,” “plan,” “objective,” “seek,” “trend” and “goal.” Forward-looking statements are subject to various assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation’s SEC reports (accessible on the SEC’s website at www.sec.gov or on the Corporation’s website at www.comerica.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance:

•	general political and economic conditions, either domestically or internationally, may be less favorable that expected;

•	the mix of interest rates and maturities of the Corporation’s interest earning assets and interest bearing liabilities (primarily loans and deposits) may be less favorable than expected;

•	interest rate margin compression may be greater than expected;

•	developments concerning credit quality in various industry sectors may result in an increase in the level of the Corporation’s provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	demand for commercial loan and investment advisory products may continue to be weak;

•	customer borrowing, repayment, investment and deposit practices generally may be less favorable than anticipated;

•	interest rate and currency fluctuations, equity and bond market fluctuations, and inflation may be greater than expected;

•	global capital markets in general, and the technology industry in particular, may continue to exhibit weakness, adversely affecting the Corporation’s investment advisory business line, as well as the Corporation’s private banking and brokerage business lines, and the availability and terms of funding necessary to meet the Corporation’s liquidity needs;

•	the introductions, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the opening of new branches or private banking offices or plans to grow personal financial services and wealth management;

•	competitive product and pricing pressures among financial institutions within the Corporation’s markets may increase;

•	legislative or regulatory developments, including changes in laws or regulations concerning taxes, banking, securities, capital requirements and risk-based capital guidelines, reserve methodologies, deposit insurance and other aspects of the financial services industry, may adversely affect the business in which the Corporation is engaged or the Corporation’s financial results;

•	legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Corporation and its subsidiaries, could adversely affect the Corporation or the financial services industry generally;

•	pending and proposed changes in accounting rules, policies, guidance, practices and procedures could adversely affect the Corporation’s financial results;

•	instruments, systems and strategies used to hedge or otherwise manage exposure to various types of market, credit , operational and enterprise wide risk could be less effective than anticipated, and the Corporation may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk;

•	terrorist activities or other hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation; and

•	technological changes may be more difficult or expensive than anticipated.

Comerica Incorporated and Subsidiaries
FORM 10-K CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is included in the 2003 Annual Report to Shareholders or in the 2004 Proxy Statement used in connection with the 2004 Annual Meeting of Shareholders to be held on May 18, 2004.

The following cross-reference index shows the page location in the 2003 Annual Report or the section of the 2004 Proxy Statement of only that information which is to be incorporated by reference into this Form 10-K.

All other sections of the 2003 Annual Report or the 2004 Proxy Statement are not required in this Form 10-K and are not to be considered a part of this Form 10-K.

		Page Number of 2003
		Annual Report or Section
		of 2004 Proxy Statement
	PART I
ITEM 1.	Business	Included herein
ITEM 2.	Properties	Included herein
ITEM 3.	Legal Proceedings	Included herein
ITEM 4.	Submission of Matters to a Vote of Security Holders -- The
	Corporation did not submit any matters for the shareholders’ vote in the
	fourth quarter of 2003.
	PART II
ITEM 5.	Market for Registrant’s Common Equity and Related Security Holder Matters	Included herein
ITEM 6.	Selected Financial Data	24
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-57
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	46-52
ITEM 8.	Financial Statements and Supplementary Data:
	Comerica Incorporated and Subsidiaries
	Consolidated Balance Sheets	58
	Consolidated Statements of Income	59
	Consolidated Statements of Changes in Shareholders’ Equity	60
	Consolidated Statements of Cash Flows	61
	Notes to Consolidated Financial Statements	62-105
	Report of Management	106
	Report of Independent Auditors	107
	Statistical Disclosure by Bank Holding Companies:
	Analysis of Net Interest Income - Fully Taxable Equivalent	27
	Rate-Volume Analysis - Fully Taxable Equivalent	28
	Analysis of the Allowance for Loan Losses	30
	Allocation of the Allowance for Loan Losses	31
	Analysis of Investment Securities and Loans	38
	Loan Maturities and Interest Rate Sensitivity	39
	Analysis of Investment Securities Portfolio - Fully Taxable Equivalent	40
	International Cross-Border Outstandings	40

Page Number of 2003
Annual Report or Section
of 2004 Proxy Statement
	Summary of Nonperforming Assets and Past Due Loans	43
	Remaining Expected Maturity of Risk Management Interest Rate Swaps	48
	Deposits - Maturity Distribution of Domestic Certificates of Deposit of $100,000 and Over	74
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.
ITEM 9A.	Controls and Procedures	Included herein
PART III
ITEM 10.	Directors and Executive Officers of the Registrant	Information About Nominees and Incumbent Directors, Committee and Meetings of Directors, Committee Assignments, Executive Officers of the Corporation and Section 16(a) Beneficial Ownership Reporting Compliance
ITEM 11.	Executive Compensation	Compensation Committee Interlocks and Insider Participation, Compensation of Directors and Compensation of Executive Officers
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management.	Security Ownership of Certain Beneficial Owners and Security Ownership of Management
ITEM 13.	Certain Relationships and Related Transactions	Director Independence and Transactions of Directors with Comerica, Transactions of Executive Officers with Comerica and Information about Nominees and Incumbent Directors
ITEM 14.	Principal Accounting Fees and Services	Independent Auditors

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: The financial statements that are filed as part of this report are listed under Item 8 in the Form 10-K Cross-Reference Index on page 21.

2.	All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

     Exhibits:

     Exhibit Document Number*

3.1(a)	Restated Certificate of Incorporation of Comerica Incorporated, as amended(1)

3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated(2)

3.2	Amended and restated bylaws of Comerica Incorporated(3)

4	Rights Agreement between Comerica Incorporated and Comerica Bank(4)

10.1†	Comerica Incorporated Amended and Restated 1997 Long-Term Incentive Plan (restated 2001)(5)

10.2†	Comerica Incorporated Amended and Restated Management Incentive Plan (restated 2001)(5)

10.3†	Comerica Incorporated Director Fee Deferral Plan(6)

10.4†	Benefit Equalization Plan for Employees of Comerica Incorporated(6)

10.5†	Form of Employment Agreement (Exec. Off.)

10.6†	Form of Director Indemnification Agreement between Comerica Incorporated and its directors(7)

10.7†	Supplemental Benefit Agreement with Eugene A. Miller(8)

10.8†	Employment Agreement with Ralph W. Babb, Jr. (9)

10.9†	Supplemental Pension and Retiree Medical Agreement with Ralph W. Babb Jr.(10)

10.10†	1999 Comerica Incorporated Deferred Compensation Plan, January 1, 1999(11)

10.11†	Comerica Incorporated Common Stock Deferred Incentive Award Plan, (Restated November 24, 2003)

10.12†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors (Amended and Restated May 22, 2001)(7)

10.13†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors of Comerica Bank and Affiliated Banks (Amended and Restated May 22, 2001)(7)

10.14†	Comerica Incorporated Non-Employee Director Fee Deferral Plan, (Amended and Restated January 27, 2004)

10.15†	Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan, (Amended and Restated January 27, 2004)

10.16†	Imperial Bancorp 1986 Stock Option Plan (as amended)(12)

11	Statement regarding Computation of Net Income Per Common Share(13)

13	Incorporated Sections of Registrant’s 2003 Annual Report to Shareholders

21	Subsidiaries of Registrant

23	Consent of Ernst & Young LLP

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to Registrant’s Registrant Statement on Form S-4, No. 333-51042, and incorporated herein by reference.

(3)	Filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(4)	Filed as Exhibit 4 to Registrant’s Current Report on Form 8-K dated June 18, 1996, regarding the Registrant’s Rights Agreement with Comerica Bank, and incorporated herein by reference.

(5)	Filed as the same exhibit number to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(6)	Filed as the same exhibit number to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(7)	Filed as the same exhibit number to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(9)	Filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

(10)	Filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

(11)	Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(12)	Filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(13)	Incorporated by reference from Note 15 on page 80 of Registrant’s 2003 Annual Report to Shareholders attached hereto as Exhibit 13.

†	Management compensation plan.

(b)	Reports on Form 8-K

1.	A report on Form 8-K, dated October 15, 2003, was submitted under items 9 and 11, announcing the Corporation’s earnings for the quarter ended September 30, 2003.

2.	A report on Form 8-K, dated November 18, 2003, was submitted under item 9, announcing the Corporation’s investor conference to be held on November 18, 2003.

3.	A report on Form 8-K, dated December 1, 2003, was submitted under item 9, announcing the Corporation’s resumption of its stock repurchase program.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Detroit, State of Michigan on the 8th day of March, 2004.

COMERICA INCORPORATED

/s/ Ralph W. Babb, Jr.

Ralph W. Babb, Jr.
Chairman, President and Chief Executive Officer

/s/ Elizabeth S. Acton

Elizabeth S. Acton
Executive Vice President and
Chief Financial Officer

/s/ Marvin J. Elenbaas

Marvin J. Elenbaas
Senior Vice President and Controller
(Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 8th day of March, 2004.

By Directors

/s/ Ralph W. Babb, Jr.

Ralph W. Babb, Jr.

/s/ Lillian Bauder

Lillian Bauder

/s/ Joseph J. Buttigieg, III

Joseph J. Buttigieg, III

/s/ James F. Cordes

James F. Cordes

/s/ Peter D. Cummings

Peter D. Cummings

/s/ J. Philip DiNapoli

J. Philip DiNapoli

/s/ Anthony F. Earley, Jr.

Anthony F. Earley, Jr.

/s/ Max M. Fisher

Max M. Fisher

/s/ Roger Fridholm

Roger Fridholm

/s/ Todd W. Herrick

Todd W. Herrick

/s/ David Baker Lewis

David Baker Lewis

/s/ Alfred A. Piergallini

Alfred A. Piergallini

/s/ Howard F. Sims

Howard F. Sims

/s/ Robert S. Taubman

Robert S. Taubman

/s/ William P. Vititoe

William P. Vititoe

/s/ Patricia M. Wallington

Patricia M. Wallington

/s/ Gail L. Warden

Gail L. Warden

/s/ Kenneth L. Way

Kenneth L. Way

Exhibit Index

Exhibit No.	Description
3.1(a)	Restated Certificate of Incorporation of Comerica Incorporated, as amended(1)

3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated(2)

3.2	Amended and restated bylaws of Comerica Incorporated(3)

4	Rights Agreement between Comerica Incorporated and Comerica Bank(4)

10.1†	Comerica Incorporated Amended and Restated 1997 Long-Term Incentive Plan (restated 2001)(5)

10.2†	Comerica Incorporated Amended and Restated Management Incentive Plan (restated 2001)(5)

10.3†	Comerica Incorporated Director Fee Deferral Plan(6)

10.4†	Benefit Equalization Plan for Employees of Comerica Incorporated(6)

10.5†	Form of Employment Agreement (Exec. Off.)

10.6†	Form of Director Indemnification Agreement between Comerica Incorporated and its directors(7)

10.7†	Supplemental Benefit Agreement with Eugene A. Miller(8)

10.8†	Employment Agreement with Ralph W. Babb, Jr. (9)

10.9†	Supplemental Pension and Retiree Medical Agreement with Ralph W. Babb Jr.(10)

10.10†	1999 Comerica Incorporated Deferred Compensation Plan, January 1, 1999(11)

10.11†	Comerica Incorporated Common Stock Deferred Incentive Award Plan, (Restated November 24, 2003)

10.12†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors (Amended and Restated May 22, 2001)(7)

10.13†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors of Comerica Bank and Affiliated Banks (Amended and Restated May 22, 2001)(7)

10.14†	Comerica Incorporated Non-Employee Director Fee Deferral Plan, (Amended and Restated January 27, 2004)

10.15†	Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan, (Amended and Restated January 27, 2004)

10.16†	Imperial Bancorp 1986 Stock Option Plan (as amended)(12)

11	Statement regarding Computation of Net Income Per Common Share(13)

Exhibit Index

Exhibit No.	Description
13	Incorporated Sections of Registrant’s 2003 Annual Report to Shareholders

21	Subsidiaries of Registrant

23	Consent of Ernst & Young LLP

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to Registrant’s Registrant Statement on Form S-4, No. 333-51042, and incorporated herein by reference.

(3)	Filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(4)	Filed as Exhibit 4 to Registrant’s Current Report on Form 8-K dated June 18, 1996, regarding the Registrant’s Rights Agreement with Comerica Bank, and incorporated herein by reference.

(5)	Filed as the same exhibit number to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(6)	Filed as the same exhibit number to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(7)	Filed as the same exhibit number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(9)	Filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

(10)	Filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

(11)	Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(12)	Filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(13)	Incorporated by reference from Note 15 on page 80 of Registrant’s 2003 Annual Report to Shareholders attached hereto as Exhibit 13.

†	Management compensation plan.