Form 10-Q
period 2004-03-31
COMERICA INC /NEW/
filed 2004-05-05
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to

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

           $5 par value common stock:
                Outstanding as of April 30, 2004: 173,240,000 shares

COMERICA INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

	March 31,	December 31,	March 31,
(in millions, except share data)	2004	2003	2003
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$1,661	$1,527	$2,264
Short-term investments	5,734	4,013	4,183
Investment securities available-for-sale	4,639	4,489	4,291

Commercial loans	22,869	22,974	25,213
Real estate construction loans	3,243	3,397	3,609
Commercial mortgage loans	8,029	7,878	7,406
Residential mortgage loans	867	875	826
Consumer loans	1,601	1,568	1,532
Lease financing	1,268	1,301	1,273
International loans	2,135	2,309	2,710

Total loans	40,012	40,302	42,569
Less allowance for loan losses	(798)	(803)	(801)

Net loans	39,214	39,499	41,768
Premises and equipment	378	374	369
Customers’ liability on acceptances outstanding	27	27	28
Accrued income and other assets	2,815	2,663	2,902

Total assets	$54,468	$52,592	$55,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$17,208	$14,104	$17,333
Interest-bearing deposits	26,315	27,359	27,040

Total deposits	43,523	41,463	44,373
Short-term borrowings	251	262	545
Acceptances outstanding	27	27	28
Accrued expenses and other liabilities	977	929	788
Medium- and long-term debt	4,597	4,801	5,068

Total liabilities	49,375	47,482	50,802
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 178,735,252 shares at 3/31/04, 12/31/03 and 3/31/03	894	894	894
Capital surplus	395	384	365
Accumulated other comprehensive income	92	74	192
Retained earnings	4,030	3,973	3,761
Less cost of common stock in treasury - 5,576,560 shares at 3/31/04, 3,735,163 shares at 12/31/03, and 3,576,115 shares at 3/31/03	(318)	(215)	(209)

Total shareholders’ equity	5,093	5,110	5,003

Total liabilities and shareholders’ equity	$54,468	$52,592	$55,805

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended
	March 31,
(in millions, except per share data)	2004	2003
INTEREST INCOME
Interest and fees on loans	$496	$593
Interest on investment securities	40	47
Interest on short-term investments	7	6

Total interest income	543	646
INTEREST EXPENSE
Interest on deposits	73	104
Interest on short-term borrowings	1	3
Interest on medium- and long-term debt	24	28

Total interest expense	98	135

Net interest income	445	511
Provision for loan losses	65	106

Net interest income after provision for loan losses	380	405
NONINTEREST INCOME
Service charges on deposit accounts	62	61
Fiduciary income	44	41
Commercial lending fees	14	15
Letter of credit fees	15	16
Foreign exchange income	9	10
Brokerage fees	10	8
Investment advisory revenue, net	9	7
Bank-owned life insurance	9	9
Equity in earnings of unconsolidated subsidiaries	3	2
Warrant income	1	—
Net securities gains/(losses)	5	13
Other noninterest income	39	38

Total noninterest income	220	220
NONINTEREST EXPENSES
Salaries and employee benefits	226	222
Net occupancy expense	30	32
Equipment expense	15	16
Outside processing fee expense	17	17
Software expense	11	9
Customer services	2	7
Other noninterest expenses	68	64

Total noninterest expenses	369	367

Income before income taxes	231	258
Provision for income taxes	69	82

NET INCOME	$162	$176

Net income applicable to common stock	$162	$176

Basic net income per common share	$0.93	$1.01
Diluted net income per common share	0.92	1.00
Cash dividends declared on common stock	90	87
Dividends per common share	0.52	0.50

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

			Accumulated
			Other			Total
	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except share data)	Stock	Surplus	Income	Earnings	Stock	Equity
BALANCE AT JANUARY 1, 2003	$894	$363	$237	$3,684	$(231)	$4,947
Net income	—	—	—	176	—	176
Other comprehensive loss, net of tax	—	—	(45)	—	—	(45)

Total comprehensive income	—	—	—	—	—	131
Cash dividends declared on common stock ($0.50 per share)	—	—	—	(87)	—	(87)
Net issuance of common stock under employee stock plans	—	(5)	—	(12)	22	5
Recognition of stock-based compensation expense	—	7	—	—	—	7

BALANCE AT MARCH 31, 2003	$894	$365	$192	$3,761	$(209)	$5,003

BALANCE AT JANUARY 1, 2004	$894	$384	$74	$3,973	$(215)	$5,110
Net income	—	—	—	162	—	162
Other comprehensive income, net of tax	—	—	18	—	—	18

Total comprehensive income	—	—	—	—	—	180
Cash dividends declared on common stock ($0.52 per share)	—	—	—	(90)	—	(90)
Purchase of 2,376,593 shares of common stock	—	—	—	—	(133)	(133)
Net issuance of common stock under employee stock plans	—	5	—	(15)	30	20
Recognition of stock-based compensation expense	—	6	—	—	—	6

BALANCE AT MARCH 31, 2004	$894	$395	$92	$4,030	$(318)	$5,093

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended
	March 31,
(in millions)	2004	2003
OPERATING ACTIVITIES
Net income	$162	$176
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	65	106
Depreciation and software amortization	17	17
Net amortization of securities	6	5
Net gain on sale of investment securities available-for-sale	(5)	(13)
Contributions to pension plan fund	(40)	(23)
Net decrease in trading securities	3	1
Net decrease in loans held-for-sale	39	34
Net decrease in accrued income receivable	9	4
Net decrease in accrued expenses	(1)	(21)
Other, net	(41)	(28)

Total adjustments	52	82

Net cash provided by operating activities	214	258
INVESTING ACTIVITIES
Net increase in other short-term investments	(1,763)	(1,772)
Proceeds from sales of investment securities available-for-sale	334	1,657
Proceeds from maturities of investment securities available-for-sale	219	540
Purchases of investment securities available-for-sale	(655)	(3,400)
Decrease in receivables for securities sold pending settlement	—	1,110
Net decrease (increase) in loans	200	(400)
Fixed assets, net	(18)	(12)
Net decrease in customers’ liability on acceptances outstanding	—	5

Net cash used in investing activities	(1,683)	(2,272)
FINANCING ACTIVITIES
Net increase in deposits	2,060	2,601
Net (decrease) increase in short-term borrowings	(11)	5
Net decrease in acceptances outstanding	—	(5)
Proceeds from issuance of medium- and long-term debt	103	4
Repayments of medium- and long-term debt	(348)	(150)
Proceeds from issuance of common stock and other capital transactions	20	5
Purchase of common stock for treasury and retirement	(133)	—
Dividends paid	(88)	(84)

Net cash provided by financing activities	1,603	2,376

Net increase in cash and due from banks	134	362
Cash and due from banks at beginning of period	1,527	1,902

Cash and due from banks at end of period	$1,661	$2,264

Interest paid	$98	$142

Income taxes paid	$9	$—

Noncash investing and financing activities:
Loans transferred to other real estate	$6	$3

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the “Corporation”) on Form 10-K for the year ended December 31, 2003.

Derivative and Foreign Exchange Contracts

     The Corporation uses derivative financial instruments, including foreign exchange contracts, to manage the Corporation’s exposure to interest rate and foreign currency risks. All derivative instruments are carried at fair value as either assets or liabilities on the balance sheet. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that qualify as hedging instruments, the Corporation designates the hedging instrument as, either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For further information, see Note 8.

Stock-Based Compensation

     In 2002, the Corporation adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”), which the Corporation is applying prospectively to all stock-based compensation awards granted to employees after December 31, 2001. Options granted prior to January 1, 2002 continue to be accounted for under the intrinsic value method, as outlined in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The effect on net income and earnings per share, if the fair value method had been applied to all outstanding and unvested awards in each period, is presented in the table below. For further information on the Corporation’s stock-based compensation plans, refer to Note 16 to the consolidated financial statements in the Corporation’s 2003 Annual Report.

	Three Months Ended
	March 31,
(in millions, except per share data)	2004	2003
Net income applicable to common stock, as reported	$162	$176
Add: Stock-based compensation expense included in reported net income, net of related tax effects	4	5
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	6	8

Proforma net income applicable to common stock	$160	$173

Net income per common share:
Basic-as reported	$0.93	$1.01
Basic-pro forma	0.92	0.99
Diluted-as reported	0.92	1.00
Diluted-pro forma	0.91	0.98

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 2 - Investment Securities

     At March 31, 2004, investment securities having a carrying value of $1.9 billion were pledged, primarily with the Federal Reserve Bank and state and local government agencies. Securities are pledged where permitted or required by law to secure liabilities and public and other deposits, including deposits of the State of Michigan of $160 million at March 31, 2004.

Note 3 - Allowance for Loan Losses

     The following summarizes the changes in the allowance for loan losses:

	Three Months Ended
	March 31,
(in millions)	2004	2003
Balance at beginning of period	$803	$791
Loans charged-off:
Commercial	65	72
Real estate construction
Real estate construction business line	—	—
Other	—	1

Total real estate construction	—	1
Commercial mortgage
Commercial real estate business line	—	—
Other	6	5

Total commercial mortgage	6	5
Consumer	2	2
Lease financing	8	—
International	3	20

Total loans charged-off	84	100
Recoveries:
Commercial	10	2
Real estate construction	—	—
Commercial mortgage	—	—
Consumer	—	1
Lease financing	1	—
International	3	1

Total recoveries	14	4

Net loans charged-off	70	96
Provision for loan losses	65	106

Balance at end of period	$798	$801

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 3 - Allowance for Loan Losses (continued)

     SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans that are restructured and meet the requirements to be on accrual status are included with total impaired loans for the remainder of the calendar year of the restructuring. There were no loans included in the $484 million of impaired loans at March 31, 2004 that were restructured and met the requirements to be on accrual status. Impaired loans averaged $505 million for the three months ended March 31, 2004, compared to $599 million for the comparable period last year. The following presents information regarding the period-end balances of impaired loans:

	Three Months Ended	Year Ended
(in millions)	March 31, 2004	December 31, 2003
Total period-end impaired loans	$484	$517
Less: Impaired loans restructured during the period on accrual status at period-end	—	(14)

Total period-end nonaccrual business loans	$484	$503

Period-end impaired loans requiring an allowance	$470	$480

Allowance allocated to impaired loans	$156	$167

     Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investments in such loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 4 - Medium- and Long-term Debt

     Medium- and long-term debt consisted of the following at March 31, 2004 and December 31, 2003:

(dollar amounts in millions)	March 31, 2004	December 31, 2003
Parent company
7.25% subordinated note due 2007	$172	$170
4.80% subordinated note due 2015	312	301
7.60% subordinated note due 2050	355	355

Total parent company	839	826

Subsidiaries
Subordinated notes:
7.25% subordinated note due 2007	227	225
6.00% subordinated note due 2008	281	276
6.875% subordinated note due 2008	115	114
8.50% subordinated note due 2009	112	110
7.65% subordinated note due 2010	268	270
7.125% subordinated note due 2013	176	172
8.375% subordinated note due 2024	205	198
7.875% subordinated note due 2026	204	197
9.98% subordinated note due 2026	59	59

Total subordinated notes	1,647	1,621

Medium-term notes:
Floating rate based on LIBOR indices	885	1,135
2.95% fixed rate note	102	100
2.85% fixed rate note	101	100

Variable rate secured debt financing due 2007	1,001	997
Variable rate note due 2009	22	22

Total subsidiaries	3,758	3,975

Total medium- and long-term debt	$4,597	$4,801

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 6 - Accumulated Other Comprehensive Income

     Other comprehensive income includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated gains and losses on cash flow hedges, the change in the accumulated foreign currency translation adjustment and the change in accumulated minimum pension liability adjustment. The Consolidated Statements of Changes in Shareholders’ Equity on page 5 include only combined, net of tax, other comprehensive income. The following table presents reconciliations of the components of accumulated other comprehensive income for the three months ended March 31, 2004 and 2003. Total comprehensive income totaled $180 million and $131 million, for the three months ended March 31, 2004 and 2003, respectively. The $49 million increase in total comprehensive income in the three month period ended March 31, 2004 when compared to the same period in the prior year resulted principally from a decrease in net unrealized losses on cash flow hedges ($41 million) and an increase in net unrealized gains on investment securities available-for-sale ($25 million) due to changes in the interest rate environment, partially offset by a decrease in net income ($14 million).

	Three Months Ended
	March 31,
(in millions)	2004	2003
Net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period	$(23)	$15
Net unrealized holding gains (losses) arising during the period	37	7
Less: Reclassification adjustment for gains (losses) included in net income	5	13

Change in net unrealized gains (losses) before income taxes	32	(6)
Less: Provision for income taxes	11	(2)

Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax	21	(4)

Balance at end of period	$(2)	$11

Accumulated net gains (losses) on cash flow hedges:
Balance at beginning of period	$114	$241
Net cash flow hedge gains (losses) arising during the period	50	27
Less: Reclassification adjustment for gains (losses) included in net income	52	92

Change in cash flow hedges before income taxes	(2)	(65)
Less: Provision for income taxes	(1)	(23)

Change in cash flow hedges, net of tax	(1)	(42)

Balance at end of period	$113	$199

Accumulated foreign currency translation adjustment:
Balance at beginning of period	$(4)	$(3)
Net translation gains (losses) arising during the period	(1)	—
Less: Reclassification adjustment for gains (losses) included in net income	—	—

Change in translation adjustment before income taxes	(1)	—
Less: Provision for income taxes	—	—

Change in foreign currency translation adjustment, net of tax	(1)	—

Balance at end of period	$(5)	$(3)

Accumulated minimum pension liability adjustment:
Balance at beginning of period	$(13)	$(16)
Minimum pension liability adjustment arising during the period before income taxes	(2)	2
Less: Provision for income taxes	(1)	1

Change in minimum pension liability adjustment, net of tax	(1)	1

Balance at end of period	$(14)	$(15)

Total accumulated other comprehensive income, net of taxes, at end of period	$92	$192

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

     Note 7 – Employee Benefit Plans

     The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

	Qualified Defined		Non-Qualified Defined
(in millions)	Benefit Pension Plan		Benefit Pension Plan
Three Months Ended March 31,	2004	2003	2004	2003
Service cost	$6	$5	$1	$1
Interest cost	13	11	1	1
Expected return on plan assets	(20)	(16)	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	3	3	1	1

Net periodic benefit cost	$2	$3	$3	$3

	Postretirement
	Benefit Plan
Three Months Ended March 31,	2004	2003
Service cost	$—	$—
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Amortization of unrecognized transition obligation	1	1

Net periodic benefit cost	$1	$1

     For further information on the Corporation’s employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation’s 2003 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 - Derivatives and Foreign Exchange Contracts

     The following table presents the composition of derivative financial instruments and foreign exchange contracts, excluding commitments, held or issued for risk management and in connection with customer-initiated and other activities.

	March 31, 2004				December 31, 2003
	Notional/				Notional/
	Contract	Unrealized		Fair	Contract	Unrealized		Fair
	Amount	Gains	Unrealized	Value	Amount	Gains	Unrealized	Value
(in millions)	(1)	(2)	Losses	(3)	(1)	(2)	Losses	(3)
Risk management
Interest rate contracts:
Swaps	$11,844	$424	$—	$424	$10,818	$348	$2	$346
Foreign exchange contracts:
Spot, forward and options	350	12	3	9	340	23	1	22
Swaps	44	—	1	(1)	99	—	1	(1)

Total foreign exchange contracts	394	12	4	8	439	23	2	21

Total risk management	12,238	436	4	432	11,257	371	4	367
Customer-initiated and other
Interest rate contracts:
Caps and floors written	418	2	—	2	443	—	3	(3)
Caps and floors purchased	418	—	2	(2)	443	3	—	3
Swaps	1,528	40	37	3	1,416	24	21	3

Total interest rate contracts	2,364	42	39	3	2,302	27	24	3

Foreign exchange contracts:
Spot, forward and options	2,226	39	31	8	1,879	41	37	4
Swaps	21	—	1	(1)	25	1	1	—

Total foreign exchange contracts	2,247	39	32	7	1,904	42	38	4

Total customer-initiated and other	4,611	81	71	10	4,206	69	62	7

Total derivatives and foreign exchange contracts	$16,849	$517	$75	$442	$15,463	$440	$66	$374

(1) Notional or contract amounts, which represent the extent of involvement in the derivatives market, are generally used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk, and are not reflected in the consolidated balance sheets.

(2) Unrealized gains represent receivables from derivative counterparties, and therefore exposes the Corporation to credit risk. This risk is measured as the cost to replace, at current market rates, contracts in a profitable position. Credit risk is calculated before consideration is given to bilateral collateral agreements or master netting arrangements that effectively reduce credit risk.

(3) The fair values of derivatives and foreign exchange contracts generally represent the estimated amounts the Corporation would receive or pay to terminate or otherwise settle the contracts at the balance sheet date. The fair values of all derivatives and foreign exchange contracts are reflected in the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 - Derivatives and Foreign Exchange Contracts (continued)

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

     As part of a cash flow hedging strategy, the Corporation has entered into predominantly 2 to 3 year interest rate swap agreements (weighted average original maturity of 2.5 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the next 2 to 3 years. Approximately 24 percent ($10 billion) of the Corporation’s outstanding loans were designated as the hedged items to interest rate swap agreements at March 31, 2004. During the three months ended March 31, 2004, interest rate swap agreements designated as cash flow hedges increased interest and fees on loans by $52 million, compared to $92 million for the comparable period last year. Ineffective cash flow hedge gains included in other noninterest income in the first quarter of 2004 were immaterial. If interest rates, interest yield curves and notional amounts remain at their current levels, the Corporation expects to reclassify $102 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with the existing and forecasted floating-rate loans.

     In addition, the Corporation uses forward foreign exchange contracts to protect the value of its foreign currency investment in foreign subsidiaries. Realized and unrealized gains and losses from these hedges are not included in the statement of income, but are shown in the accumulated foreign currency translation adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets. During the quarter ended March 31, 2004, the Corporation recognized an immaterial amount of net gains in accumulated foreign currency translation adjustment, related to the forward foreign exchange contracts.

     Management believes these strategies achieve the desired relationship between the rate maturities of assets and their funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although, there can be no assurance that such strategies will be successful. The Corporation also uses various other types of financial instruments to mitigate interest rate and foreign currency risks associated with specific assets or liabilities, which are reflected in the preceding table. Such instruments include interest rate caps and floors, foreign exchange forward contracts, foreign exchange option contracts and foreign exchange cross-currency swaps.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 - Derivatives and Foreign Exchange Contracts (continued)

     The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes and indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of March 31, 2004. The swaps are grouped by the assets or liabilities to which they have been designated.

Remaining Expected Maturity of Risk Management Interest Rate Swaps as of March 31, 2004:

							Mar. 31,	Dec. 31,
						2009-	2004	2003
(dollar amounts in millions)	2004	2005	2006	2007	2008	2026	Total	Total
Variable rate asset designation:
Generic receive fixed swaps	$3,500	$3,800	$2,000	$500	$—	$—	$9,800	$8,800
Weighted average: (1)
Receive rate	6.59%	6.11%	4.62%	2.54%	—%	—%	5.80%	6.17%
Pay rate	4.00	4.00	3.28	1.12	—	—	3.71	4.00
Fixed rate asset designation:
Pay fixed swaps
Generic	$—	$9	$—	$—	$—	$—	$9	$13
Amortizing	5	—	—	—	—	—	5	5
Weighted average: (2)
Receive rate	5.55%	2.24%	1.21%	1.21%	—%	—%	3.46%	3.41%
Pay rate	6.86	3.55	4.15	4.15	—	—	4.78	4.12
Fixed rate deposit designation:
Generic receive fixed swaps	$—	$30	$—	$—	$—	$—	$30	$—
Weighted average: (1)
Receive rate	—%	1.42%	—%	—%	—%	—%	1.42%	—%
Pay rate	—	1.12	—	—	—	—	1.12	—
Medium- and long-term debt designation:
Generic receive fixed swaps	$—	$250	$100	$450	$350	$850	$2,000	$2,000
Weighted average: (1)
Receive rate	—%	7.04%	2.95%	5.82%	6.17%	6.30%	6.09%	6.09%
Pay rate	—	1.12	1.19	1.23	1.18	1.14	1.17	1.16

Total notional amount	$3,505	$4,089	$2,100	$950	$350	$850	$11,844	$10,818

(1) Variable rates paid on receive fixed swaps are based on prime, LIBOR with various maturities or one-month Canadian Dollar Offered Rate (CDOR) rates in effect at March 31, 2004.

(2) Variable rates received are based on three-month and six-month LIBOR or one-month and three-month CDOR rates in effect at March 31, 2004.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 - Derivatives and Foreign Exchange Contracts (continued)

     The Corporation had commitments to purchase investment securities for its trading account and available-for-sale portfolios totaling $128 million at March 31, 2004 and $3 million at December 31, 2003. Commitments to sell investment securities related to the trading account totaled $28 million at March 31, 2004 and $2 million at December 31, 2003. Outstanding commitments expose the Corporation to both credit and market risk.

Customer-Initiated and Other

     On a limited scale, fee income is earned from entering into various transactions, principally foreign exchange contracts and interest rate contracts at the request of customers. Market risk inherent in customer contracts is often mitigated by taking offsetting positions. The Corporation generally does not speculate in derivative financial instruments for the purpose of profiting in the short-term from favorable movements in market rates.

     Fair values for customer-initiated and other derivative and foreign exchange contracts represent the net unrealized gains or losses on such contracts and are recorded in the consolidated balance sheets. Changes in fair value are recognized in the consolidated income statements. The following table provides the average unrealized gains and unrealized losses and noninterest income generated on customer-initiated and other interest rate contracts and foreign exchange contracts.

	Three Months Ended	Year Ended	Three Months Ended
(in millions)	March 31, 2004	December 31, 2003	March 31, 2003
Average unrealized gains	$75	$74	$71
Average unrealized losses	67	67	68
Noninterest income	9	35	11

Derivative and Foreign Exchange Activity

     The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts for the three months ended March 31, 2004.

	Risk Management		Customer-Initiated and Other
	Interest Rate	Foreign Exchange	Interest Rate	Foreign Exchange
(in millions)	Contracts	Contracts	Contracts	Contracts
Balance at January 1, 2004	$10,818	$439	$2,302	$1,904
Additions	1,030	3,308	159	22,625
Maturities/amortizations	(4)	(3,353)	(73)	(22,282)
Terminations	—	—	(24)	—

Balance at March 31, 2004	$11,844	$394	$2,364	$2,247

     Additional information regarding the nature, terms and associated risks of the above derivatives and foreign exchange contracts, can be found in the Corporation’s 2003 Annual Report on page 49 and in Notes 1 and 22 to the consolidated financial statements.

Note 9 - Standby and Commercial Letters of Credit and Financial Guarantees

     The total contractual amounts of standby letters of credit and financial guarantees and commercial letters of credit at March 31, 2004 and December 31, 2003, which represents the Corporation’s credit risk associated with these instruments, are shown in the table below.

(in millions)	March 31, 2004	December 31, 2003
Standby letters of credit and financial guarantees	$6,047	$6,045
Commercial letters of credit	254	261

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 9 - Standby and Commercial Letters of Credit and Financial Guarantees (continued)

     Standby and commercial letters of credit and financial guarantees represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2012. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation may enter into participation arrangements with third parties, which effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $549 million of the $6,047 million of standby letters of credit outstanding at March 31, 2004. At March 31, 2004, the carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $71 million.

Note 10 – Business Segment Information

     The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, Small Business and Personal Financial Services, and Wealth and Institutional Management. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. Lines of business results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each line of business using certain methodologies, which are constantly being refined. For comparability purposes, amounts in all periods are based on lines of business and methodologies in effect at March 31, 2004. These methodologies may be modified as management accounting systems are enhanced and changes occur in the organizational structure or product lines. For a description of the business activities of each line of business and the methodologies, which form the basis for these results, refer to Note 26 in the Corporation’s 2003 Annual Report.

     The following table reflects the Corporation’s net income, excluding the Finance Division and Other, represented by the Business Bank, Small Business and Personal Financial Services, and Wealth and Institutional Management lines of business for the three months ended March 31, 2004 and 2003.

	Three Months Ended
(dollar amounts in millions)	March 31, 2004		March 31, 2003
Business Bank	$173	69%	$150	70%
Small Business and Personal Financial Services	57	23	51	24
Wealth and Institutional Management	21	8	12	6

	251	100%	213	100%
Finance/Other	(89)		(37)

	$162		$176

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 10 – Business Segment Information (continued)

Lines of business/business segment financial results for the three months ended March 31, 2004 and 2003 are shown in the table below.

			Small Business and		Wealth and
			Personal Financial		Institutional
(dollar amounts in millions)	Business Bank		Services *		Management
Three Months Ended March 31,	2004	2003	2004	2003	2004	2003
Earnings summary:
Net interest income (expense) (FTE)	$363	$398	$165	$157	$37	$34
Provision for loan losses	21	77	4	5	—	3
Noninterest income	73	66	51	52	77	69
Noninterest expenses	138	145	132	132	81	81
Provision (benefit) for income taxes (FTE)	104	92	23	21	12	7

Net income (loss)	$173	$150	$57	$51	$21	$12

Net charge-offs	$65	$88	$5	$6	$—	$2

Selected average balances:
Assets	$32,618	$36,184	$6,464	$6,021	$3,204	$3,143
Loans	31,682	35,127	5,776	5,505	2,969	2,886
Deposits	17,444	17,910	18,021	17,672	2,408	1,870
Attributed equity	2,460	2,783	811	799	404	377

Statistical data:
Return on average assets	2.13%	1.65%	3.51%	3.40%	2.60%	1.55%
Return on average attributed equity	28.19	21.51	27.97	25.64	20.64	12.94
Efficiency ratio	31.73	31.21	61.06	63.15	71.11	78.37

	Finance *		Other		Total
Three Months Ended March 31,	2004	2003	2004	2003	2004	2003
Earnings summary:
Net interest income (expense) (FTE)	$(131)	$(80)	$12	$3	$446	$512
Provision for loan losses	—	—	40	21	65	106
Noninterest income	19	33	—	—	220	220
Noninterest expenses	2	2	16	7	369	367
Provision (benefit) for income taxes (FTE)	(47)	(25)	(22)	(12)	70	83

Net income (loss)	$(67)	$(24)	$(22)	$(13)	$162	$176

Net charge-offs	$—	$—	$—	$—	$70	$96

Selected average balances:
Assets	$7,338	$6,010	$1,114	$1,288	$50,738	$52,646
Loans	—	—	—	—	40,427	43,518
Deposits	1,677	3,189	55	197	39,605	40,838
Attributed equity	812	884	609	128	5,096	4,971

Statistical data:
Return on average assets	(3.68)%	(1.58)%	N/M	N/M	1.28%	1.33%
Return on average attributed equity	(33.24)	(10.77)	N/M	N/M	12.71	14.13
Efficiency ratio	(1.55)	(3.03)	N/M	N/M	55.84	51.10

*	Return on average assets for the Small Business and Personal Financial Services and Finance segments are calculated based on total average liabilities and attributed equity.

N/M – Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 10 - Business Segment Information (continued)

     The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic regions: Midwest and Other Markets; Western; Texas; and Florida.

     Midwest and Other Markets includes all markets in which the Corporation has operations except for the Western, Texas and Florida regions, as described below. Substantially all of the Corporation’s international operations are included in the Midwest and Other Markets segment. Currently, Michigan operations represent the significant majority of this geographic region.

     The Western region consists of the states of California, Arizona, Nevada, Colorado and Washington. Currently, California operations represent the significant majority of the Western region.

     The Texas and Florida regions consist of the states of Texas and Florida, respectively.

     The Finance and Other Businesses segment includes the Corporation’s securities portfolio, asset and liability management activities, divested business lines, the income and expense impact of cash and loan loss reserves not assigned to specific business lines/market segments, and miscellaneous other items of a corporate nature. This segment includes responsibility for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity gap and earnings simulation analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk.

     The following table reflects the Corporation’s net income, excluding Finance and Other Businesses, represented by the Midwest and Other Markets, Western, Texas, and Florida regions for the three months ended March 31, 2004 and 2003.

	Three Months Ended
(dollar amounts in millions)	March 31, 2004		March 31, 2003
Midwest and Other Markets	$151	60%	$109	51%
Western	73	29	83	39
Texas	23	9	17	8
Florida	4	2	4	2

	251	100%	213	100%
Finance and Other Businesses	(89)		(37)

	$162		$176

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 10 - Business Segment Information (continued)

     Market segment results for the three months ended March 31, 2004 and 2003 are shown in the table below.

	Midwest and Other
(dollar amounts in millions)	Markets		Western		Texas
Three Months Ended March 31,	2004	2003	2004	2003	2004	2003
Earnings summary:
Net interest income (expense) (FTE)	$284	$293	$209	$221	$63	$66
Provision for loan losses	(9)	55	31	19	3	11
Noninterest income	147	134	31	33	20	17
Noninterest expenses	216	212	85	94	44	46
Provision (benefit) for income taxes (FTE)	73	51	51	58	13	9

Net income (loss)	$151	$109	$73	$83	$23	$17

Net charge-offs	$40	$58	$27	$33	$3	$5

Selected average balances:
Assets	$24,176	$26,470	$12,218	$12,970	$4,634	$4,730
Loans	23,129	25,259	11,540	12,483	4,508	4,603
Deposits	19,030	17,907	14,878	14,647	3,761	4,725
Attributed equity	2,131	2,340	1,037	1,097	445	460

Statistical data:
Return on average assets	2.50%	1.64%	2.38%	2.57%	2.01%	1.45%
Return on average attributed equity	28.38	18.57	28.01	30.43	20.95	14.88
Efficiency ratio	50.02	49.52	35.64	36.84	52.55	55.90

			Finance and Other
	Florida		Businesses		Total
Three Months Ended March 31,	2004	2003	2004	2003	2004	2003
Earnings summary:
Net interest income (expense) (FTE)	$9	$9	$(119)	$(77)	$446	$512
Provision for loan losses	—	—	40	21	65	106
Noninterest income	3	3	19	33	220	220
Noninterest expenses	6	6	18	9	369	367
Provision (benefit) for income taxes (FTE)	2	2	(69)	(37)	70	83

Net income (loss)	$4	$4	$(89)	$(37)	$162	$176

Net charge-offs	$—	$—	$—	$—	$70	$96

Selected average balances:
Assets	$1,258	$1,178	$8,452	$7,298	$50,738	$52,646
Loans	1,250	1,173	—	—	40,427	43,518
Deposits	204	173	1,732	3,386	39,605	40,838
Attributed equity	62	62	1,421	1,012	5,096	4,971

Statistical data:
Return on average assets	1.21%	1.31%	N/M	N/M	1.28%	1.33%
Return on average attributed equity	24.57	24.84	N/M	N/M	12.71	14.13
Efficiency ratio	50.77	51.71	N/M	N/M	55.84	51.10

N/M - Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 11- Pending Accounting Pronouncements

     In January 2004, the FASB issued a FASB Staff Position (FSP), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” subsequently revised April 12, 2004. The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) and requires certain disclosures pending further consideration of the underlying accounting issues. The Act introduces a Medicare prescription drug benefit as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The Corporation is in the process of analyzing the impact the Act will have on its employee benefit plans. The FSP is effective for financial statements of interim or annual periods ending after December 7, 2003. If an entity elects deferral, that election may not be changed, and the deferral continues to apply until authoritative guidance on the accounting for the federal subsidy resulting from the Act is issued, or until a significant event occurs that would ordinarily call for remeasurement of a plan’s assets and obligations (i.e. plan amendment, settlement or curtailment). The FASB plans to issue authoritative guidance on the accounting for subsidies in the second quarter of 2004, which could require the Corporation to modify its postretirement disclosures. In accordance with the FSP, the Corporation elected to defer accounting for the effects of the Act.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     Net income for the quarter ended March 31, 2004 was $162 million, down $14 million from $176 million reported for the first quarter of 2003. Quarterly diluted net income per share decreased to $0.92 from $1.00 a year ago. Return on average common shareholders’ equity was 12.71 percent and return on average assets was 1.28 percent, compared to 14.13 percent and 1.33 percent, respectively, for the comparable quarter last year. The decline in earnings in the first quarter of 2004 over the comparable quarter last year resulted primarily from a $66 million decline in net interest income. Partially offsetting the decline in net interest income was a $41 million decline in the provision for loan losses.

Net Interest Income

     The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended March 31, 2004. On a FTE basis, net interest income decreased $66 million to $446 million for the three months ended March 31, 2004, from $512 million for the comparable quarter in 2003. Average earning assets decreased three percent when compared to the first quarter of last year. The net interest margin decreased to 3.83 percent for the three months ended March 31, 2004, from 4.30 percent for the comparable three months of 2003. The decline in net interest margin was the result of a restructuring of the investment portfolio, designed to achieve more consistent cash flows; the impact of interest rate swap maturities; spread compression, as a result of lower loan yields in a declining rate environment; and a higher short-term liquidity position held by the Corporation for the first three months of 2004 as compared to the same period in 2003. The decline in net interest income in the first quarter 2004, when compared to the first quarter 2003, resulted from both the decrease in average earning assets and the decline in the net interest margin. For further discussion of the effects of market rates on net interest income, refer to “Item 3. Quantitative and Qualitative Disclosures about Market Risk” on page 30.

     The Corporation currently expects, on average, full year 2004 net interest margin to remain relatively unchanged from first quarter 2004 levels.

Table I - Quarterly Analysis of Net Interest Income & Rate/Volume (FTE)

	Three Months Ended
	March 31, 2004			March 31, 2003
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate
Commercial loans	$23,087	$233	4.06%	$26,313	$273	4.20%
Real estate construction loans	3,354	42	5.01	3,558	45	5.14
Commercial mortgage loans	7,964	100	5.03	7,254	101	5.65
Residential mortgage loans	874	13	6.07	809	14	6.84
Consumer loans	1,607	20	4.95	1,534	22	5.90
Lease financing	1,291	14	4.40	1,290	17	5.12
International loans	2,250	23	4.11	2,760	30	4.41
Business loan swap income	—	52	—	—	92	—

Total loans	40,427	497	4.94	43,518	594	5.53
Investment securities available-for-sale (1)	4,551	40	3.48	3,972	47	4.74
Short-term investments	1,844	7	1.66	788	6	3.31

Total earning assets	46,822	544	4.67	48,278	647	5.43
Cash and due from banks	1,664			1,799
Allowance for loan losses	(831)			(826)
Accrued income and other assets	3,083			3,395

Total assets	$50,738			$52,646

Money market and NOW deposits	$17,908	42	0.95	$16,452	55	1.35
Savings deposits	1,607	2	0.39	1,549	2	0.61
Certificates of deposit	6,515	26	1.58	8,862	41	1.87
Foreign office time deposits	590	3	2.41	687	6	3.40

Total interest-bearing deposits	26,620	73	1.10	27,550	104	1.53
Short-term borrowings	311	1	0.89	976	3	1.33
Medium- and long-term debt	4,795	24	2.06	5,078	28	2.23

Total interest-bearing sources	31,726	98	1.25	33,604	135	1.63

Noninterest-bearing deposits	12,985			13,288
Accrued expenses and other liabilities	931			783
Common shareholders’ equity	5,096			4,971

Total liabilities and shareholders’ equity	$50,738			$52,646

Net interest income/rate spread (FTE)		$446	3.42		$512	3.80

FTE adjustment		$1			$1

Impact of net noninterest bearing sources of funds			0.41			0.50

Net interest margin (as a percentage of average earning assets) (FTE)			3.83%			4.30%

(1)	Average rate based on average historical cost.

Table I - Quarterly Analysis of Net Interest Income & Rate/Volume (FTE) (continued)

	Three Months Ended
	March 31, 2004/March 31, 2003
	Increase	Increase
	(Decrease)	(Decrease)	Net
	Due to	Due to	Increase
(in millions)	Rate	Volume *	(Decrease)
Loans	$(60)	$(37)	$(97)
Investments securities available-for-sale	(12)	5	(7)
Short-term investments	(3)	4	1

Total earning assets	(75)	(28)	(103)
Interest-bearing deposits	(24)	(7)	(31)
Short-term borrowings	(1)	(1)	(2)
Medium and long-term debt	(2)	(2)	(4)

Total interest-bearing sources	(27)	(10)	(37)

Net interest income/rate spread (FTE)	$(48)	$(18)	$(66)

* Rate/Volume variances are allocated to variances due to volume.

Provision for Loan Losses

     The provision for loan losses was $65 million for the first quarter of 2004 compared to $106 million for the same period in 2003. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed in the section entitled “Allowance for Loan Losses and Nonperforming Assets.” The decrease in the provision for loan losses in the three months ended March 31, 2004 over the comparable period last year is primarily the result of improving credit quality trends, which are reflective of an improved business climate in the Michigan market, where the Corporation has a geographic concentration of credit. Upturns in the Southeast Michigan Purchasing Management survey and Michigan Business Activity Indices began in the fourth quarter of 2003, and our forward-looking indicators suggest this positive movement should continue in 2004.

Noninterest Income

     Noninterest income remained unchanged at $220 million for the three months ended March 31, 2004 when compared to the same period in 2003. Net securities gains in the first quarter 2004 contributed $5 million to noninterest income compared with net securities gains in the first quarter 2003 of $13 million. Noninterest income from market-related revenue sources, defined as fiduciary income, foreign exchange income, investment advisory revenue and brokerage service fees, increased $6 million in the first quarter of 2004 compared to the first quarter of 2003. Also included in first quarter 2003 noninterest income were $6 million of cash flow ineffectiveness gains and a $6 million net write-down of venture capital and private equity securities.

     Management currently expects low single digit noninterest income growth, excluding securities gains, in the full year 2004 compared to 2003.

Noninterest Expenses

     Noninterest expenses were $369 million for the quarter ended March 31, 2004, an increase of $2 million, or one percent, from the comparable quarter in 2003. Increases in salary and employee benefits expenses that resulted from both annual merit increases and first quarter 2004 severance payments were largely offset by a full time equivalent employee reduction in staff size of approximately 240 employees from March 31, 2003 to March 31, 2004. Noninterest expenses in the first quarter 2004 also included a $2 million interest accrual related to settlement of a tax liability with the state of California, discussed further below.

     Management currently expects full year 2004 noninterest expenses to hold flat with 2003; however, management is targeting up to an additional $20 million reduction in expenses should the pace of revenue growth be slower than expectations.

Provision for Income Taxes

     The provision for income taxes for the first quarter of 2004 was $69 million, compared to $82 million for the same period a year ago. The effective tax rate was 30 percent for the first quarter of 2004 compared to 32 percent for the same quarter of 2003. Taxes in the first quarter 2004 were reduced by a $4 million (after-tax) adjustment to the state tax reserves that resulted from settlement of a tax liability with the state of California related to a registered investment company subsidiary that was liquidated in 2001. Management currently expects the effective tax rate to be 31 percent to 32 percent for the remainder of the year.

Financial Condition

     Total assets were $54.5 billion at March 31, 2004 compared with $52.6 billion at year-end 2003 and $55.8 billion at March 31, 2003, as a result of an increase in short-term investments, partially offset by a decline in total loans. The Corporation experienced a one percent decline in total loans since December 31, 2003. The Corporation experienced growth, on an average basis, in the National Dealer Services (11 percent) and Private Banking (2 percent) loan portfolios, from the fourth quarter 2003 to the first quarter 2004. Average loans declined in the same periods in the Specialty Businesses (10 percent), Global Corporate Banking (6 percent), Middle Market (2 percent) and Commercial Real Estate (2 percent) loan portfolios. Short-term investments increased $1.7 billion from December 31, 2003 to March 31, 2004 as a result of the significant increase in short-term deposits discussed below.

     Management currently expects slightly lower loans and total earning assets, on average, in 2004 when compared to 2003 levels.

     Total liabilities increased $1.9 billion, or four percent, from $47.5 billion at December 31, 2003, to $49.4 billion at March 31, 2004. Total deposits increased five percent to $43.5 billion at March 31, 2004, from $41.5 billion at year-end. Noninterest-bearing deposits in the Corporation’s Financial Services Group, which benefit from high home mortgage financing and refinancing activity and are not expected to be long-lived, increased to $10.1 billion at March 31, 2004 from $7.0 billion at December 31, 2003, primarily due to strong mortgage business activity. Medium- and long-term debt decreased $204 million to $4.6 billion at March 31, 2004.

Allowance for Loan Losses and Nonperforming Assets

     The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by senior management. The Corporation performs a detailed credit quality review quarterly on large business loans that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying projected loss ratios, based on numerous factors identified below, to the loans within each risk rating. In addition, a portion of the allowance is allocated to these remaining loans based on industry specific and geographic risks inherent in certain portfolios, including portfolio exposures to automotive suppliers; contractors; technology-related, entertainment, and healthcare industries, small business administration loans and certain Latin American transfer risks. The portion of the allowance allocated to non-business loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis, including information from migration and loss given default studies from each geographic market. The allocated portion of the allowance was $758 million at March 31, 2004, a decrease of $4 million from year-end 2003.

     Actual loss ratios experienced in the future may vary from those projected. The uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or identified industry specific and geographic risks. An unallocated portion of the allowance is maintained to capture these probable losses. The unallocated allowance reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses. Factors that were considered in the evaluation of the adequacy of the Corporation’s unallocated allowance include the imprecision in the risk rating system and the risk associated with new customer relationships. The unallocated allowance was $40 million at March 31, 2004, a decrease of $1 million from December 31, 2003.

     The total allowance, including the unallocated amount, is available to absorb losses from any segment within the portfolio. Unanticipated economic events, including political, economic and regulatory stability in countries where the Corporation has a concentration of loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allocated allowance. Inclusion of other industry specific and geographic portfolio exposures in the allocated allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allocated allowance. Any of these events, or some combination, may result in the need for additional provision for loan losses in order to maintain an adequate allowance.

     At March 31, 2004, the allowance for loan losses was $798 million, a decrease of $5 million from $803 million at December 31, 2003. The allowance for loan losses as a percentage of total period-end loans remained unchanged at 1.99 percent at March 31, 2004 and December 31, 2003. The Corporation also had an allowance for credit losses on lending-related commitments of $32 million and $33 million, at March 31, 2004 and December 31, 2003, respectively, which is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets. These lending-related commitments include unfunded loan commitments and letters of credit.

     Nonperforming assets at March 31, 2004 were $522 million, as compared to $538 million at December 31, 2003, a decrease of $16 million, or three percent. The allowance for loan losses as a percentage of nonperforming assets increased slightly to 153 percent at March 31, 2004, from 149 percent at December 31, 2003.

     Nonperforming assets at March 31, 2004 and December 31, 2003 were categorized as follows:

	March 31,	December 31,
(in millions)	2004	2003
Nonaccrual loans:
Commercial	$286	$300
Real estate construction
Real estate construction business line	19	21
Other	5	3

Total real estate construction	24	24
Commercial mortgage
Commercial real estate business line	3	3
Other	90	84

Total commercial mortgage	93	87
Residential mortgage	3	1
Consumer	2	3
Lease financing	13	24
International	68	68

Total nonaccrual loans	489	507
Reduced-rate loans	—	—

Total nonperforming loans	489	507
Other real estate	32	30
Nonaccrual debt securities	1	1

Total nonperforming assets	$522	$538

Loans past due 90 days or more and still accruing	$35	$32

     The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2004	December 31, 2003
Nonaccrual loans at beginning of period	$507	$598
Loans transferred to nonaccrual (1)	92	114
Nonaccrual business loan gross charge-offs (2)	(81)	(94)
Loans transferred to accrual status (1)	—	—
Nonaccrual business loans sold (3)	(14)	(48)
Payments/Other (4)	(15)	(63)

Nonaccrual loans at end of period	$489	$507

(1) Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(2) Analysis of gross loan charge-offs:
Nonaccrual business loans	$81	$94
Performing business loans	1	1
Consumer loans	2	2

Total gross loan charge-offs	$84	$97

(3) Analysis of loans sold:
Nonaccrual business loans	$14	$48
Performing watch list loans sold	18	15

Total loans sold	$32	$63

(4) Net change related to nonaccrual loans with balances less than $2 million, other than business loan gross charge-offs and nonaccrual loans sold, are included in Payments/Other.

     Loans with balances greater than $2 million transferred to nonaccrual status decreased $22 million, or 19 percent, to $92 million in the first quarter of 2004, compared with $114 million in the fourth quarter of 2003. There were three loans greater than $10 million transferred to nonaccrual during the quarter. These loans totaled $44 million and are to a contractor and companies in the automotive and technology-related sectors.

     The following table presents a summary of total internally classified nonaccrual and watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans) at March 31, 2004 and December 31, 2003. Consistent with the decrease in nonaccrual loans from December 31, 2003 to March 31, 2004, total nonaccrual and watch list loans declined both in dollars and as a percentage of the total loan portfolio.

(dollar amounts in millions)	March 31, 2004	December 31, 2003
Total nonaccrual and watch list loans	$3,092	$3,284
As a percentage of total loans	7.7%	8.2%

     The following table presents a summary of nonaccrual loans at March 31, 2004 and loans transferred to nonaccrual and net charge-offs during the three months ended March 31, 2004, based on the Standard Industrial Classification (SIC) code.

			Three Months Ended
(dollar amounts in millions)	March 31, 2004		March 31, 2004
			Loans Transferred		Net
SIC Category	Nonaccrual Loans		To Nonaccrual *		Charge-Offs
Automotive	$115	24%	$36	39%	$7	10%
Services	65	13	2	2	5	7
Retail trade	46	9	—	—	6	8
Real estate	45	9	—	—	2	3
Non-automotive manufacturing	40	8	2	2	11	15
Technology-related	35	7	23	25	13	18
Contractors	32	7	27	30	5	8
Utilities	28	6	—	—	—	—
Wholesale trade	25	5	—	—	11	16
Transportation	22	4	2	2	10	15
Other	36	8	—	—	—	—

Total	$489	100%	$92	100%	$70	100%

* Based on an analysis of nonaccrual loans with book balances greater than $2 million.

     Shared National Credit Program (SNC) loans comprised approximately 16 percent of total nonperforming loans at March 31, 2004 and 20 percent at December 31, 2003. SNC loans are facilities greater than $20 million shared by three or more federally supervised financial institutions which are reviewed by regulatory authorities at the agent bank level. SNC loans comprised approximately 15 percent and 14 percent of total loans at March 31, 2004 and December 31, 2003, respectively. Of the $92 million of loans greater than $2 million transferred to nonaccrual status in the first quarter of 2004, $7 million were SNC loans. SNC loans comprised approximately $6 million of first quarter 2004 total net charge-offs.

     Net charge-offs for the first quarter of 2004 were $70 million, or 0.69 percent of average total loans, compared with $96 million, or 0.88 percent, for the first quarter of 2003. The carrying value of nonaccrual loans as a percentage of contractual value was 56 percent at March 31, 2004 and 58 percent at December 31, 2003. The provision for loan losses was $65 million for the first quarter of 2004, compared to $106 million for the same period in 2003.

     Management currently expects continued improvement in credit quality throughout 2004, with a full-year 2004 average net charge-offs expected to be approximately 60 basis points.

Capital

     Common shareholders’ equity was $5.1 billion at March 31, 2004, unchanged since December 31, 2003. Common shareholders’ equity in the first quarter 2004 was affected by the retention of $72 million of retained earnings (net income less cash dividends declared), the recognition of stock-based compensation and the effect of employee stock plan activity, which increased common shareholder’s equity by $6 million and $20 million, respectively; an $18 million increase in accumulated other comprehensive income resulting from a decrease in net unrealized losses on investment securities available-for-sale due to changes in the interest rate environment; and a $133 million reduction resulting from the repurchase of approximately 2.4 million common shares in the open market. See “Part II. Item 2. Changes in Securities and Use of Proceeds” for information regarding the Corporation’s stock repurchases.

     The Corporation’s capital ratios exceed minimum regulatory requirements as follows:

	March 31,	December 31,
	2004	2003
Tier 1 common capital ratio	8.00%	8.04%
Tier 1 risk-based capital ratio (4.00% - minimum)	8.64	8.72
Total risk-based capital ratio (8.00% - minimum)	12.60	12.71
Leverage ratio (3.00% - minimum)	10.15	10.13

     At March 31, 2004, the Corporation and its banking subsidiaries exceeded the ratios required to be considered “well capitalized” (total risk-based capital, tier 1 risk-based capital and leverage ratios greater than 10 percent, 6 percent and 5 percent, respectively).

Critical Accounting Policies

     The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation’s 2003 Annual Report, as updated in Note 1 to the unaudited consolidated financial statements in this report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for allowance for loan losses, pension plan accounting and goodwill. These policies are reviewed with the Audit and Legal Committee of the Corporation’s Board of Directors and are discussed more fully on pages 53-55 of the Corporation’s 2003 Annual Report. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2003 Annual Report.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation actively manages its material exposure to interest rate risk. Management attempts to evaluate the effect of movements in interest rates on net interest income and uses interest rate swaps and other instruments to manage its interest rate risk exposure. The primary tool used by the Corporation in determining its exposure to interest rate risk is net interest income simulation analysis. The net interest income simulation analysis performed at the end of each quarter reflects changes to both interest rates and loan, investment and deposit volumes. The measurement of risk exposure at March 31, 2004 for a decline in short-term interest rates to zero percent identified approximately $43 million, or two percent, of forecasted net interest income at risk over the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income would be enhanced by approximately $93 million, or five percent. Corresponding measures of risk exposure at December 31, 2003 were approximately $41 million of net interest income at risk for a decline in rates to zero percent and an approximately $82 million enhancement of net interest income for a 200 basis point rise in rates. Corporate policy limits adverse change to no more than five percent of management’s most likely net interest income forecast and the Corporation is operating within this policy guideline.

     Secondarily, the Corporation utilizes an economic value of equity analysis and a traditional interest sensitivity gap measure as alternative measures of interest rate risk exposure. At March 31, 2004, all three measures of interest rate risk were within established corporate policy guidelines.

     At March 31, 2004, the Corporation had a $118 million portfolio of indirect (through funds) private equity and venture capital investments, and had commitments of $63 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety other factors. The majority of these investments are not marketable, and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value. The Corporation bases estimates of fair value for the majority of its indirect private equity and venture capital investments on the percentage ownership in the fair value of the entire fund, as reported by the fund management. In general, the Corporation does not have the benefit of the same information regarding the fund’s underlying investments as does fund management. Therefore, after indication that fund management adheres to accepted, sound and recognized valuation techniques, the Corporation generally utilizes the fair values assigned to the underlying portfolio investments by fund management. For those funds where fair value is not reported by fund management, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund management, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other qualitative information, as available. The uncertainty in the economy and equity markets may continue to affect the values of the fund investments.

     Certain components of the Corporation’s noninterest income, primarily fiduciary income and investment advisory revenue, are at risk to fluctuations in the market values of underlying assets, particularly equity securities. Other components of noninterest income, primarily brokerage fees, are at risk to changes in the level of market activity.

     For further discussion of market risk, see Note 8 and pages 46-52 of the Corporation’s 2003 Annual Report.

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

     In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation’s SEC reports (accessible on the SEC’s website at www.sec.gov or on the Corporation’s website at www.comerica.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance:

•	general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected;

•	the mix of interest rates and maturities of the Corporation’s interest earning assets and interest-bearing liabilities (primarily loans and deposits) may be less favorable than expected;

•	interest rate margin compression may be greater than expected;

•	developments concerning credit quality in various industry sectors may result in an increase in the level of the Corporation’s provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	demand for commercial loan and investment advisory products may continue to be weak;

•	customer borrowing, repayment, investment and deposit practices generally may be less favorable than anticipated;

•	the introductions, withdrawal, success and timing of business initiatives and strategies, including, but not limited to the opening of new branches or private banking offices plans to grow personal financial management and wealth management;

•	competitive product and pricing pressures among financial institutions within the Corporation’s markets may increase;

•	instruments, systems and strategies used to hedge or otherwise manage exposure to various types of market, credit, operational and enterprise-wide risk could be less effective than anticipated, and the Corporation may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk; and

•	terrorist activities or other hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation.

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

ITEM 2. Changes in Securities and Use of Proceeds

     On December 1, 2003, the Corporation announced it would resume its share repurchase program pursuant to its August 2001 Board of Directors’ resolutions, authorizing the repurchase of up to 10 million shares of the Corporation’s outstanding common stock. On March 23, 2004, the Board of Directors of the Corporation authorized the additional purchase of up to 10 million shares of Comerica Incorporated outstanding common stock. All share repurchases under the Corporation’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The following table summarizes the Corporation’s share repurchase activity for the three months ended March 31, 2004.

(shares in millions)			Total Shares Purchased as	Remaining Share
	Total Shares	Average Price	Part of Publicly Announced	Repurchase
Month ended	Purchased	Paid Per Share	Repurchase Plan	Authorization
January 31, 2004	0.5	$57.62	0.5	4.3
February 29, 2004	0.7	56.93	0.7	3.6
March 31, 2004*	1.2	54.83	1.2	12.4

Total	2.4	$56.03	2.4	12.4

* Total remaining share repurchase authorization includes the 10 million share repurchase resolution announced on March 23, 2004.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Amended and Restated By-laws of Comerica Incorporated

(11)	Statement re: Computation of Net Income Per Common Share

(31.1)	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) (Section 302) Certification of Periodic Report

(31.2)	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) (Section 302) Certification of Periodic Report

(32)	Section 906 Certification of Periodic Report

(b)	Reports on Form 8-K

A report on Form 8-K, dated January 15, 2004, was filed under report items number 9 and 12, announcing the release of the Corporation’s earnings for the quarter and year ended December 31, 2003.

A report of Form 8-K, dated March 11, 2004, was filed under report item number 5, announcing that the Corporation would host an Investor Day on Thursday, March 11, 2004 and included an exhibit of the slides to be presented at the conference.

A report on Form 8-K, dated March 23, 2004, was filed under report item number 9, announcing that the Board of Directors of the Corporation authorized the purchase of up to 10 million shares of its authorized and issued common stock. This authorization is in addition to previously approved resolutions adopted by the Corporation’s Board of Directors.

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
Executive Vice President and Chief Financial Officer

/s/ Marvin J. Elenbaas
Marvin J. Elenbaas
Senior Vice President and Controller (Principal Accounting Officer)

Date: May 5, 2004

EXHIBIT INDEX

Exhibit
No.	Description
(3)	Amended and Restated By-laws of Comerica Incorporated

(11)	Statement re: Computation of Net Income Per Common Share

(31.1)	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) (Section 302) Certification of Periodic Report

(31.2)	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) (Section 302) Certification of Periodic Report

(32)	Section 906 Certification of Periodic Report