Form 10-Q
period 2004-06-30
COMERICA INC /NEW/
filed 2004-08-06
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2004

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

$5 par value common stock:
    Outstanding as of July 31, 2004: 171,395,000 shares

COMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Comerica Incorporated and Subsidiaries

	June 30,	December 31,	June 30,
(in millions, except share data)	2004	2003	2003
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$1,865	$1,527	$4,556
Short-term investments	5,977	4,013	4,162
Investment securities available-for-sale	4,332	4,489	5,196

Commercial loans	21,458	21,579	23,747
Real estate construction loans	3,282	3,397	3,578
Commercial mortgage loans	8,080	7,878	7,607
Residential mortgage loans	1,211	1,228	1,194
Consumer loans	2,672	2,610	2,456
Lease financing	1,266	1,301	1,275
International loans	2,130	2,309	2,607

Total loans	40,099	40,302	42,464
Less allowance for loan losses	(762)	(803)	(802)

Net loans	39,337	39,499	41,662

Premises and equipment	389	374	371
Customers’ liability on acceptances outstanding	44	27	29
Accrued income and other assets	2,599	2,663	2,751

Total assets	$54,543	$52,592	$58,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$17,568	$14,104	$19,130
Interest-bearing deposits	26,343	27,359	27,928

Total deposits	43,911	41,463	47,058
Short-term borrowings	210	262	362
Acceptances outstanding	44	27	29
Accrued expenses and other liabilities	847	929	792
Medium- and long-term debt	4,597	4,801	5,400

Total liabilities	49,609	47,482	53,641

Common stock — $5 par value:
Authorized - 325,000,000 shares
Issued - 178,735,252 shares at 6/30/04, 12/31/03 and 6/30/03	894	894	894
Capital surplus	398	384	372
Accumulated other comprehensive income (loss)	(82)	74	181
Retained earnings	4,125	3,973	3,842
Less cost of common stock in treasury - 7,124,990 shares at 6/30/04, 3,735,163 shares at 12/31/03, and 3,490,548 shares at 6/30/03	(401)	(215)	(203)

Total shareholders’ equity	4,934	5,110	5,086

Total liabilities and shareholders’ equity	$54,543	$52,592	$58,727

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Comerica Incorporated and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$500	$577	$996	$1,170
Interest on investment securities	35	40	75	87
Interest on short-term investments	10	10	17	16

Total interest income	545	627	1,088	1,273
INTEREST EXPENSE
Interest on deposits	72	103	145	207
Interest on short-term borrowings	—	2	1	5
Interest on medium- and long-term debt	25	29	49	57

Total interest expense	97	134	195	269

Net interest income	448	493	893	1,004
Provision for loan losses	20	111	85	217

Net interest income after provision for loan losses	428	382	808	787
NONINTEREST INCOME
Service charges on deposit accounts	59	58	121	119
Fiduciary income	41	42	85	83
Commercial lending fees	13	15	27	30
Letter of credit fees	17	16	32	32
Foreign exchange income	12	9	21	19
Brokerage fees	8	8	18	16
Investment advisory revenue, net	9	7	18	14
Bank-owned life insurance	9	12	18	21
Equity in earnings of unconsolidated subsidiaries	5	1	8	3
Warrant income	4	—	5	—
Net securities gains	1	29	6	42
Net gain on sales of businesses	7	—	7	—
Other noninterest income	43	29	82	67

Total noninterest income	228	226	448	446
NONINTEREST EXPENSES
Salaries and employee benefits	235	219	461	441
Net occupancy expense	31	30	61	62
Equipment expense	14	14	29	30
Outside processing fee expense	18	18	35	35
Software expense	9	9	20	18
Customer services	7	5	9	12
Other noninterest expenses	58	65	126	129

Total noninterest expenses	372	360	741	727

Income before income taxes	284	248	515	506
Provision for income taxes	92	78	161	160

NET INCOME	$192	$170	$354	$346

Net income applicable to common stock	$192	$170	$354	$346

Basic net income per common share	$1.11	$0.98	$2.04	$1.98
Diluted net income per common share	1.10	0.97	2.02	1.97
Cash dividends declared on common stock	90	87	180	174
Dividends per common share	0.52	0.50	1.04	1.00

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Comerica Incorporated and Subsidiaries

			Accumulated
			Other			Total
	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except share data)	Stock	Surplus	Income (Loss)	Earnings	Stock	Equity
BALANCE AT JANUARY 1, 2003	$894	$363	$237	$3,684	$(231)	$4,947
Net income	—	—	—	346	—	346
Other comprehensive loss, net of tax	—	—	(56)	—	—	(56)

Total comprehensive income	—	—	—	—	—	290
Cash dividends declared on common stock ($1.00 per share)	—	—	—	(174)	—	(174)
Net issuance of common stock under employee stock plans	—	(5)	—	(14)	28	9
Recognition of stock-based compensation expense	—	14	—	—	—	14

BALANCE AT JUNE 30, 2003	$894	$372	$181	$3,842	$(203)	$5,086

BALANCE AT JANUARY 1, 2004	$894	$384	$74	$3,973	$(215)	$5,110
Net income	—	—	—	354	—	354
Other comprehensive loss, net of tax	—	—	(156)	—	—	(156)

Total comprehensive income	—	—	—	—	—	198
Cash dividends declared on common stock ($1.04 per share)	—	—	—	(180)	—	(180)
Purchase of 4,458,423 shares of common stock	—	—	—	—	(247)	(247)
Net issuance of common stock under employee stock plans	—	(6)	—	(22)	61	33
Recognition of stock-based compensation expense	—	20	—	—	—	20

BALANCE AT JUNE 30, 2004	$894	$398	$(82)	$4,125	$(401)	$4,934

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Comerica Incorporated and Subsidiaries

	Six Months Ended
	June 30,
(in millions)	2004	2003
OPERATING ACTIVITIES
Net income	$354	$346
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	85	217
Depreciation and software amortization	35	34
Amortization of stock-based compensation expense	21	14
Net amortization of securities	14	14
Net amortization of intangibles	1	1
Net gain on sale of investment securities available-for-sale	(6)	(42)
Net gain on sales of businesses	(7)	—
Contributions to pension plan fund	(62)	(23)
Net (increase) decrease in trading securities	(8)	9
Net decrease in loans held-for-sale	13	20
Net decrease in accrued income receivable	25	10
Net decrease in accrued expenses	(98)	(30)
Other, net	(24)	124

Total adjustments	(11)	348

Net cash provided by operating activities	343	694
INVESTING ACTIVITIES
Net increase in other short-term investments	(1,969)	(1,745)
Proceeds from sales of investment securities available-for-sale	335	3,617
Proceeds from maturities of investment securities available-for-sale	510	1,056
Purchases of investment securities available-for-sale	(758)	(6,748)
Decrease in receivables for securities sold pending settlement	—	1,110
Net decrease (increase) in loans	51	(407)
Fixed assets, net	(43)	(28)
Net (increase) decrease in customers’ liability on acceptances outstanding	(17)	4
Proceeds from sales of businesses	8	—

Net cash used in investing activities	(1,883)	(3,141)
FINANCING ACTIVITIES
Net increase in deposits	2,448	5,288
Net decrease in short-term borrowings	(52)	(178)
Net increase (decrease) in acceptances outstanding	17	(4)
Proceeds from issuance of medium- and long-term debt	355	308
Repayments of medium- and long-term debt	(498)	(151)
Proceeds from issuance of common stock and other capital transactions	33	9
Purchase of common stock for treasury and retirement	(247)	—
Dividends paid	(178)	(171)

Net cash provided by financing activities	1,878	5,101

Net increase in cash and due from banks	338	2,654
Cash and due from banks at beginning of period	1,527	1,902

Cash and due from banks at end of period	$1,865	$4,556

Interest paid	$199	$243

Income taxes paid	$106	$130

Noncash investing and financing activities:
Loans transferred to other real estate	$11	$14

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the “Corporation”) on Form 10-K for the year ended December 31, 2003.

Loan Reclassification

     The Corporation issues personal purpose loans to individuals associated with commercial lending relationships. These loans, and their associated interest income, were previously classified with commercial loans. In the second quarter of 2004, the Corporation reclassified its personal purpose loans to residential mortgage loans and consumer loans. The financial statements and associated schedules for prior periods have been adjusted to reflect this reclassification. The impact on loan balances at December 31, 2003 was a decrease in commercial loans of approximately $1.4 billion, offset by increases in residential mortgage loans and consumer loans of approximately $0.4 billion and $1.0 billion, respectively.

Derivative and Foreign Exchange Contracts

     The Corporation uses derivative financial instruments, including foreign exchange contracts, to manage the Corporation’s exposure to interest rate and foreign currency risks. All derivative instruments are carried at fair value as either assets or liabilities on the balance sheet. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that qualify as hedging instruments, the Corporation designates the hedging instrument as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For further information, see Note 8.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2004	2003	2004	2003
Net income applicable to common stock, as reported	$192	$170	$354	$346
Add: Stock-based compensation expense included in reported net income, net of related tax effects	9	4	14	9
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	11	5	17	13

Proforma net income applicable to common stock	$190	$169	$351	$342

Net income per common share:
Basic-as reported	$1.11	$0.98	$2.04	$1.98
Basic-pro forma	1.11	0.97	2.03	1.96
Diluted-as reported	1.10	0.97	2.02	1.97
Diluted-pro forma	1.09	0.96	2.00	1.95

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 2 - Investment Securities

     At June 30, 2004, investment securities having a carrying value of $1,507 million were pledged where permitted or required by law to secure liabilities and public and other deposits of $367 million. This included securities of $917 million pledged with the Federal Reserve Bank to secure liabilities of $2 million at June 30, 2004, and up to an additional $848 million. The remaining pledged securities of $590 million are primarily with state and local government agencies to secure $365 million of deposits and other liabilities, including deposits of the State of Michigan of $146 million at June 30, 2004.

Note 3 - Allowance for Loan Losses

     The following summarizes the changes in the allowance for loan losses:

	Six Months Ended
	June 30,
(in millions)	2004	2003
Balance at beginning of period	$803	$791
Loans charged-off:
Commercial	121	158
Real estate construction
Real estate construction business line	1	—
Other	—	1

Total real estate construction	1	1
Commercial mortgage
Commercial real estate business line	—	4
Other	12	8

Total commercial mortgage	12	12
Consumer	7	5
Lease financing	9	4
International	10	37

Total loans charged-off	160	217
Recoveries:
Commercial	25	8
Real estate construction	—	—
Commercial mortgage	1	—
Consumer	1	1
Lease financing	1	—
International	6	2

Total recoveries	34	11

Net loans charged-off	126	206
Provision for loan losses	85	217

Balance at end of period	$762	$802

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 3 -  Allowance for Loan Losses (continued)

     SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans that are restructured and meet the requirements to be on accrual status are included with total impaired loans for the remainder of the calendar year of the restructuring. There were no loans included in the $399 million of impaired loans at June 30, 2004 that were restructured and met the requirements to be on accrual status. Impaired loans averaged $448 million and $477 million for the three and six month periods ended June 30, 2004, compared to $607 million and $603 million, respectively, for the comparable periods last year. The following presents information regarding the period-end balances of impaired loans:

	Six Months Ended	Year Ended
(in millions)	June 30, 2004	December 31, 2003
Total period-end impaired loans	$399	$512
Less: Impaired loans restructured during the period on accrual status at period-end	—	(14)

Total period-end nonaccrual business loans	$399	$498

Period-end impaired loans requiring an allowance	$361	$480

Allowance allocated to impaired loans	$90	$167

     Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investments in such loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 4 - Medium- and Long-term Debt

     Medium- and long-term debt consisted of the following at June 30, 2004 and December 31, 2003:

(dollar amounts in millions)	June 30, 2004	December 31, 2003
Parent company
7.25% subordinated note due 2007	$165	$170
4.80% subordinated note due 2015	292	301
7.60% subordinated note due 2050	356	355

Total parent company	813	826
Subsidiaries
Subordinated notes:
7.25% subordinated note due 2007	218	225
6.00% subordinated note due 2008	269	276
6.875% subordinated note due 2008	110	114
8.50% subordinated note due 2009	106	110
7.65% subordinated note due 2010	262	270
7.125% subordinated note due 2013	168	172
5.70% subordinated note due 2014	252	—
8.375% subordinated note due 2024	192	198
7.875% subordinated note due 2026	189	197
9.98% subordinated note due 2026	59	59

Total subordinated notes	1,825	1,621
Medium-term notes:
Floating rate based on LIBOR indices	735	1,135
2.95% fixed rate note	99	100
2.85% fixed rate note	98	100
Variable rate secured debt financing due 2007	1,005	997
Variable rate note due 2009	22	22

Total subsidiaries	3,784	3,975

Total medium- and long-term debt	$4,597	$4,801

     The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged. In May 2004, Comerica Bank, a subsidiary of Comerica Incorporated, issued $250 million of 5.70% Subordinated Notes which are classified in medium- and long-term debt. The notes pay interest on June 1 and December 1 of each year, beginning with December 1, 2004, and mature June 1, 2014. Comerica Bank used the net proceeds for general corporate purposes.

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 6 - Accumulated Other Comprehensive Income (Loss)

     Other comprehensive income includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated gains and losses on cash flow hedges, the change in the accumulated foreign currency translation adjustment and the change in accumulated minimum pension liability adjustment. The Consolidated Statements of Changes in Shareholders’ Equity on page 5 include only combined other comprehensive income, net of tax. The following table presents reconciliations of the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2004 and 2003. Total comprehensive income totaled $198 million and $290 million, for the six months ended June 30, 2004 and 2003, respectively, and $18 million and $159 million for the three months ended June 30, 2004 and 2003, respectively. The $92 million decrease in total comprehensive income in the six month period ended June 30, 2004 when compared to the same period in the prior year resulted principally from an increase in net unrealized losses on investment securities available-for-sale ($50 million), due to changes in the interest rate environment, and an increase in net unrealized losses on cash flow hedges ($44 million).

	Six Months Ended
	June 30,
(in millions)	2004	2003
Net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period	$(23)	$15
Net unrealized holding gains (losses) arising during the period	(80)	33
Less: Reclassification adjustment for gains (losses) included in net income	6	42

Change in net unrealized gains (losses) before income taxes	(86)	(9)
Less: Provision for income taxes	(30)	(3)

Change in net unrealized gains (losses) on investment securities available-for- sale, net of tax	(56)	(6)

Balance at end of period	$(79)	$9

Accumulated net gains (losses) on cash flow hedges:
Balance at beginning of period	$114	$241
Net cash flow hedge gains (losses) arising during the period	(41)	88
Less: Reclassification adjustment for gains (losses) included in net income	109	169

Change in cash flow hedges before income taxes	(150)	(81)
Less: Provision for income taxes	(53)	(28)

Change in cash flow hedges, net of tax	(97)	(53)

Balance at end of period	$17	$188

Accumulated foreign currency translation adjustment:
Balance at beginning of period	$(4)	$(3)
Net translation gains (losses) arising during the period	(2)	2
Less: Reclassification adjustment for gains (losses) included in net income	—	—

Change in translation adjustment before income taxes	(2)	2
Less: Provision for income taxes	—	—

Change in foreign currency translation adjustment, net of tax	(2)	2

Balance at end of period	$(6)	$(1)

Accumulated minimum pension liability adjustment:
Balance at beginning of period	$(13)	$(16)
Minimum pension liability adjustment arising during the period before income taxes	(2)	2
Less: Provision for income taxes	(1)	1

Change in minimum pension liability adjustment, net of tax	(1)	1

Balance at end of period	$(14)	$(15)

Total accumulated other comprehensive income (loss), net of taxes, at end of period	$(82)	$181

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 - Employee Benefit Plans

     The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

	Three Months Ended		Six Months Ended
Qualified Defined Benefit Pension Plan	June 30,		June 30,
(in millions)	2004	2003	2004	2003
Service cost	$6	$3	$12	$8
Interest cost	12	7	25	18
Expected return on plan assets	(22)	(11)	(42)	(27)
Amortization of unrecognized prior service cost	1	1	1	1
Amortization of unrecognized net loss	3	2	6	5

Net periodic benefit cost	$—	$2	$2	$5

	Three Months Ended		Six Months Ended
Non-Qualified Defined Benefit Pension Plan	June 30,		June 30,
(in millions)	2004	2003	2004	2003
Service cost	$1	$—	$2	$1
Interest cost	2	2	3	3
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	—	—	1	1

Net periodic benefit cost	$3	$2	$6	$5

	Three Months Ended		Six Months Ended
Postretirement Benefit Plan	June 30,		June 30,
(in millions)	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	1	2	2	3
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized transition obligation	1	1	2	2

Net periodic benefit cost	$1	$2	$2	$3

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

	June 30, 2004				December 31, 2003
	Notional/				Notional/
	Contract	Unrealized		Fair	Contract	Unrealized		Fair
	Amount	Gains	Unrealized	Value	Amount	Gains	Unrealized	Value
(in millions)	(1)	(2)	Losses	(3)	(1)	(2)	Losses	(3)
Risk management
Interest rate contracts:
Swaps	$13,093	$256	$73	$183	$10,818	$383	$1	$382
Foreign exchange contracts:
Spot, forward and options	350	12	6	6	340	23	1	22
Swaps	111	1	—	1	99	—	1	(1)

Total foreign exchange contracts	461	13	6	7	439	23	2	21

Total risk management	13,554	269	79	190	11,257	406	3	403
Customer-initiated and other
Interest rate contracts:
Caps and floors written	300	—	2	(2)	443	—	3	(3)
Caps and floors purchased	328	2	—	2	443	3	—	3
Swaps	1,752	24	20	4	1,416	24	21	3

Total interest rate contracts	2,380	26	22	4	2,302	27	24	3

Foreign exchange contracts:
Spot, forward and options	3,090	28	21	7	1,879	41	37	4
Swaps	10	—	1	(1)	25	1	1	—

Total foreign exchange contracts	3,100	28	22	6	1,904	42	38	4

Total customer-initiated and other	5,480	54	44	10	4,206	69	62	7

Total derivatives and foreign exchange contracts	$19,034	$323	$123	$200	$15,463	$475	$65	$410

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

     As part of a cash flow hedging strategy, the Corporation has entered into predominantly 2 to 3 year interest rate swap agreements (weighted average original maturity of 2.7 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the next 2 to 3 years. Approximately 27 percent ($11 billion) of the Corporation’s outstanding loans were designated as the hedged items to interest rate swap agreements at June 30, 2004. During the three and six month periods ended June 30, 2004, interest rate swap agreements designated as cash flow hedges increased interest and fees on loans by $57 million and $109 million, respectively, compared to $77 million and $169 million, respectively, for the comparable periods last year. Other noninterest income in both the three and six month periods ended June 30, 2004 included $3 million of ineffective cash flow hedge losses. If interest rates, interest yield curves and notional amounts remain at their current levels, the Corporation expects to reclassify $50 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with the existing and forecasted floating-rate loans.

     In addition, the Corporation uses forward foreign exchange contracts to protect the value of its foreign currency investment in foreign subsidiaries. Realized and unrealized gains and losses from these hedges are not included in the statement of income, but are shown in the accumulated foreign currency translation adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets. During the three and six month periods ended June 30, 2004, the Corporation recognized an immaterial amount of net gains in accumulated foreign currency translation adjustment, related to the forward foreign exchange contracts.

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 - Derivatives and Foreign Exchange Contracts (continued)

     The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes and indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of June 30, 2004. The swaps are grouped by the assets or liabilities to which they have been designated.

Remaining Expected Maturity of Risk Management Interest Rate Swaps as of June 30, 2004:

							June 30,	Dec. 31,
							2004	2003
(dollar amounts in millions)	2004	2005	2006	2007	2008	2009-2026	Total	Total
Variable rate asset designation:
Generic receive fixed swaps	$3,000	$3,800	$3,000	$1,000	$—	$—	$10,800	$8,800
Weighted average: (1)
Receive rate	6.35%	6.11%	4.01%	3.05%	—%	—%	5.31%	6.17%
Pay rate	4.02	4.05	2.66	1.31	—	—	3.40	4.00
Fixed rate asset designation:
Pay fixed swaps
Generic	$—	$8	$—	$—	$—	$—	$8	$13
Amortizing	5	—	—	—	—	—	5	5
Weighted average: (2)
Receive rate	5.39%	2.14%	1.21%	1.21%	—%	—%	3.35%	3.41%
Pay rate	6.90	3.55	4.15	4.15	—	—	4.80	4.12
Fixed rate deposit designation:
Generic receive fixed swaps	$—	$30	$—	$—	$—	$—	$30	$—
Weighted average: (1)
Receive rate	—%	1.42%	—%	—%	—%	—%	1.42%	—%
Pay rate	—	1.34	—	—	—	—	1.34	—
Medium- and long-term debt designation:
Generic receive fixed swaps	$—	$250	$100	$450	$350	$1,100	$2,250	$2,000
Weighted average: (1)
Receive rate	—%	7.04%	2.95%	5.82%	6.17%	6.17%	6.05%	6.09%
Pay rate	—	1.25	1.32	1.51	1.16	1.46	1.39	1.16

Total notional amount	$3,005	$4,088	$3,100	$1,450	$350	$1,100	$13,093	$10,818

(1) Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at June 30, 2004.

(2) Variable rates received are based on three-month and six-month LIBOR or one-month and three-month CDOR rates in effect at June 30, 2004.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 - Derivatives and Foreign Exchange Contracts (continued)

     The Corporation had commitments to purchase investment securities for its trading account and available-for- sale portfolios totaling $16 million at June 30, 2004 and $3 million at December 31, 2003. Commitments to sell investment securities related to the trading account totaled $16 million at June 30, 2004 and $2 million at December 31, 2003. Outstanding commitments expose the Corporation to both credit and market risk.

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

	Six Months Ended	Year Ended	Six Months Ended
(in millions)	June 30, 2004	December 31, 2003	June 30, 2003
Average unrealized gains	$71	$74	$74
Average unrealized losses	62	67	70
Noninterest income	19	35	19

Derivative and Foreign Exchange Activity

     The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts for the six months ended June 30, 2004.

	Risk Management		Customer-Initiated and Other
	Interest Rate	Foreign Exchange	Interest Rate	Foreign Exchange
(in millions)	Contracts	Contracts	Contracts	Contracts
Balance at January 1, 2004	$10,818	$439	$2,302	$1,904
Additions	2,780	7,609	434	45,549
Maturities/amortizations	(505)	(7,587)	(304)	(44,353)
Terminations	—	—	(52)	—

Balance at June 30, 2004	$13,093	$461	$2,380	$3,100

     Additional information regarding the nature, terms and associated risks of the above derivatives and foreign exchange contracts, can be found in the Corporation’s 2003 Annual Report on page 49 and in Notes 1 and 22 to the consolidated financial statements.

Note 9 - Standby and Commercial Letters of Credit and Financial Guarantees

     The total contractual amounts of standby letters of credit and financial guarantees and commercial letters of credit at June 30, 2004 and December 31, 2003, which represents the Corporation’s credit risk associated with these instruments, are shown in the table below.

(in millions)	June 30, 2004	December 31, 2003
Standby letters of credit and financial guarantees	$6,257	$6,045
Commercial letters of credit	379	261

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 9 - Standby and Commercial Letters of Credit and Financial Guarantees (continued)

     Standby and commercial letters of credit and financial guarantees represent conditional obligations of the Corporation to guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2012. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation may enter into participation arrangements with third parties, that effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $455 million of the $6,257 million of standby letters of credit and financial guarantees outstanding at June 30, 2004. At June 30, 2004, the carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $76 million.

Note 10 - Business Segment Information

     The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, Small Business and Personal Financial Services, and Wealth and Institutional Management. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities. This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity gap and earnings simulation analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk and foreign exchange risk. The Other category includes divested business lines, the income and expense impact of equity, cash and loan loss reserves not assigned to specific business lines, tax benefits not assigned to specific business lines and miscellaneous other expenses of a corporate nature. The loan loss reserves include the portion of the allowance for loan losses allocated based on industry specific and geographic risks. Lines of business results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each line of business using certain methodologies, which are constantly being refined. For comparability purposes, amounts in all periods are based on lines of business and methodologies in effect at June 30, 2004. These methodologies may be modified as management accounting systems are enhanced and changes occur in the organizational structure or product lines. For a description of the business activities of each line of business and the methodologies, which form the basis for these results, refer to Note 26 in the Corporation’s 2003 Annual Report. In the second quarter of 2004, the Corporation changed the assumptions used in allocating internal funding credits for deposits to better capture the value of deposits in line of business and market segment reports. Accordingly, the Corporation has adjusted current and prior year information to reflect these new assumptions. A discussion of the financial results and the factors impacting performance for the six months ended June 30, 2004 can be found in the section entitled “Strategic Lines of Business” in “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition”.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 10 - Business Segment Information (continued)

     Lines of business/business segment financial results for the six months ended June 30, 2004 and 2003 are shown in the table below.

			Small Business and		Wealth and
			Personal Financial		Institutional
(dollar amounts in millions)	Business Bank		Services		Management
Six Months Ended June 30,	2004	2003	2004	2003	2004	2003
Earnings summary:
Net interest income (expense) (FTE)	$670	$753	$299	$308	$71	$68
Provision for loan losses	2	123	8	17	—	7
Noninterest income	152	130	112	104	152	142
Noninterest expenses	280	288	259	271	163	163
Provision (benefit) for income taxes (FTE)	201	178	41	35	22	15

Net income (loss)	$339	$294	$103	$89	$38	$25

Net charge-offs	$114	$186	$9	$16	$3	$4

Selected average balances:
Assets	$32,792	$35,978	$6,417	$6,223	$3,254	$3,138
Loans	31,822	34,969	5,740	5,520	3,016	2,885
Deposits	18,116	18,423	18,134	17,923	2,443	1,913
Liabilities	18,625	18,848	18,203	17,993	2,451	1,928
Attributed equity	2,444	2,772	806	797	406	384

Statistical data:
Return on average assets (1)	2.07%	1.64%	1.09%	0.95%	2.36%	1.59%
Return on average attributed equity	27.72	21.24	25.62	22.49	18.88	12.98
Efficiency ratio	34.19	32.60	63.06	65.82	72.76	77.60

	Finance		Other		Total
Six Months Ended June 30,	2004	2003	2004	2003	2004	2003
Earnings summary:
Net interest income (expense) (FTE)	$(154)	$(124)	$8	$1	$894	$1,006
Provision for loan losses	—	—	75	70	85	217
Noninterest income	32	70	—	—	448	446
Noninterest expenses	4	4	35	1	741	727
Provision (benefit) for income taxes (FTE)	(45)	(36)	(57)	(30)	162	162

Net income (loss)	$(81)	$(22)	$(45)	$(40)	$354	$346

Net charge-offs	$—	$—	$—	$—	$126	$206

Selected average balances:
Assets	$7,553	$6,819	$1,149	$1,153	$51,165	$53,311
Loans	—	—	—	—	40,578	43,374
Deposits	1,494	3,226	73	147	40,260	41,632
Liabilities	6,460	9,157	377	369	46,116	48,295
Attributed equity	708	886	685	177	5,049	5,016

Statistical data:
Return on average assets (1)	(2.14)%	(0.45)%	N/M	N/M	1.38%	1.30%
Return on average attributed equity	(22.83)	(5.08)	N/M	N/M	14.02	13.81
Efficiency ratio	(3.15)	(4.33)	N/M	N/M	55.45	51.55

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

N/M – Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 10 - Business Segment Information (continued)

     The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic regions: Midwest and Other Markets, Western, Texas, and Florida.

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

     The Finance and Other Businesses segment includes the Corporation’s securities portfolio, asset and liability management activities, divested business lines, the income and expense impact of equity, cash and loan loss reserves not assigned to specific business lines/market segments, tax benefits not assigned to specific business lines/market segments and miscellaneous other expenses of a corporate nature. This segment includes responsibility for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity gap and earnings simulation analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk and foreign exchange risk.

     A discussion of the market segment financial results and the factors impacting performance for the six months ended June 30, 2004 can be found in the section entitled “Market Segments” in “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition”.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 10 - Business Segment Information (continued)

     Market segment results for the six months ended June 30, 2004 and 2003 are shown in the table below.

	Midwest and Other
(dollar amounts in millions)	Markets		Western		Texas
Six Months Ended June 30,	2004	2003	2004	2003	2004	2003
Earnings summary:
Net interest income (expense) (FTE)	$529	$580	$376	$402	$117	$129
Provision for loan losses	(40)	94	44	45	4	8
Noninterest income	295	273	74	60	39	36
Noninterest expenses	431	432	173	185	87	92
Provision (benefit) for income taxes (FTE)	141	106	96	95	23	23

Net income (loss)	$292	$221	$137	$137	$42	$42

Net charge-offs	$63	$120	$58	$72	$5	$14

Selected average balances:
Assets	$24,147	$26,332	$12,434	$13,148	$4,599	$4,683
Loans	23,082	25,168	11,745	12,462	4,477	4,573
Deposits	19,014	18,250	15,593	15,219	3,871	4,604
Liabilities	19,622	18,780	15,582	15,211	3,860	4,593
Attributed equity	2,119	2,325	1,036	1,104	439	460

Statistical data:
Return on average assets (1)	2.42%	1.69%	1.66%	1.68%	1.84%	1.68%
Return on average attributed equity	27.56	19.09	26.57	24.78	19.29	18.50
Efficiency ratio	52.48	50.70	38.32	40.09	55.70	55.33

			Finance and Other
	Florida		Businesses		Total
Six Months Ended June 30,	2004	2003	2004	2003	2004	2003
Earnings summary:
Net interest income (expense) (FTE)	$18	$18	$(146)	$(123)	$894	$1,006
Provision for loan losses	2	—	75	70	85	217
Noninterest income	8	7	32	70	448	446
Noninterest expenses	11	13	39	5	741	727
Provision (benefit) for income taxes (FTE)	4	4	(102)	(66)	162	162

Net income (loss)	$9	$8	$(126)	$(62)	$354	$346

Net charge-offs	$—	$—	$—	$—	$126	$206

Selected average balances:
Assets	$1,283	$1,176	$8,702	$7,972	$51,165	$53,311
Loans	1,274	1,171	—	—	40,578	43,374
Deposits	215	186	1,567	3,373	40,260	41,632
Liabilities	215	185	6,837	9,526	46,116	48,295
Attributed equity	62	64	1,393	1,063	5,049	5,016

Statistical data:
Return on average assets (1)	1.32%	1.29%	N/M	N/M	1.38%	1.30%
Return on average attributed equity	27.23	23.91	N/M	N/M	14.02	13.81
Efficiency ratio	43.02	51.26	N/M	N/M	55.45	51.55

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

N/M – Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 11- Pending Accounting Pronouncements

     In January 2004, the FASB issued FASB Staff Position (FSP) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” subsequently revised in April 2004. The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) and requires certain disclosures pending issuance of accounting guidance for the federal subsidy resulting from the Act. The Act introduces a Medicare prescription drug benefit as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The Corporation elected to defer the accounting for the Act in accordance with FSP 106-1.

     In May 2004, the FASB issued FSP 106-2, which provides guidance on the accounting for the federal subsidy resulting from the Act. The FSP requires the subsidy to be accounted for under current guidance for other postretirement benefits. As such, the effects of the subsidy on the benefits attributable to past services are accounted for as an actuarial gain. The Corporation’s entire postretirement prescription drug related liability is attributable to past services as the benefits were only provided to employees that retired prior to December 31, 1992. The FSP is effective for the first interim or annual period beginning after June 15, 2004. The adoption of the provisions of the FSP is not expected to have a material impact on the Corporation’s financial position or results of operation.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     Net income for the quarter ended June 30, 2004 was $192 million, an increase of $22 million, or 12 percent, from $170 million reported for the second quarter of 2003. Quarterly diluted net income per share increased 13 percent to $1.10 from $0.97 a year ago. Return on average common shareholders’ equity was 15.35 percent and return on average assets was 1.49 percent, compared to 13.51 percent and 1.27 percent, respectively, for the comparable quarter last year. The increase in earnings in the second quarter of 2004 over the comparable quarter last year resulted primarily from a $91 million decline in the provision for loan losses, partially offset by a $45 million decline in net interest income.

     Net income for the first six months of 2004 was $2.02 per diluted share, or $354 million, compared to $1.97 per diluted share, or $346 million, for the comparable period last year, increases of three percent and two percent, respectively. Return on average common shareholders’ equity was 14.02 percent and return on average assets was 1.38 percent for the first six months of 2004, compared to 13.81 percent and 1.30 percent, respectively, for the first six months of 2003. The increase in earnings for the six months ended June 30, 2004 over the same period a year ago was due primarily to a $132 million decline in the provision for loan losses, partially offset by a $111 million decline in net interest income.

Net Interest Income

     The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended June 30, 2004. On a FTE basis, net interest income decreased $46 million to $448 million for the three months ended June 30, 2004, from $494 million for the comparable quarter in 2003. Average earning assets decreased four percent when compared to the second quarter of last year. The net interest margin decreased to 3.77 percent for the three months ended June 30, 2004, from 3.98 percent for the comparable three months of 2003. The decline in net interest margin was the result of the impact of interest rate swap maturities, loan spread compression and a higher short-term liquidity position held by the Corporation in the second quarter of 2004 as compared to the same period in 2003. When the Corporation has high short-term liquidity, lower spread short-term investments increase as a percentage of average earning assets, thus negatively impacting net interest margin. The decline in net interest income in the second quarter 2004, when compared to the second quarter 2003, resulted from both the decrease in average earning assets and the decline in the net interest margin, as discussed above. For further discussion of the effects of market rates on net interest income, refer to “Item 3. Quantitative and Qualitative Disclosures about Market Risk”.

     Table II provides an analysis of net interest income for the first six months of 2004. On a FTE basis, net interest income for the six months ended June 30, 2004 was $894 million compared to $1,006 million for the same period in 2003. Average earning assets decreased four percent in the six months ended June 30, 2004 when compared to the same period in the prior year. The net interest margin for the six months ended June 30, 2004 decreased to 3.80 percent from 4.13 percent for the same period in 2003. The margin decline was due to the reasons cited in the quarterly discussion above and a restructuring of the investment portfolio, designed to achieve more consistent cash flows.

     The Corporation continues to expect full-year 2004 net interest margin, on average, to be about 3.80%.

Table I - Quarterly Analysis of Net Interest Income & Rate/Volume (FTE)

	Three Months Ended
	June 30, 2004			June 30, 2003
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate
Commercial loans	$22,178	$217	3.93%	$24,548	$256	4.18%
Real estate construction loans	3,253	42	5.13	3,603	46	5.08
Commercial mortgage loans	8,050	100	4.99	7,482	102	5.46
Residential mortgage loans	1,209	17	5.73	1,186	18	6.27
Consumer loans	2,653	30	4.57	2,439	32	5.25
Lease financing	1,271	14	4.29	1,278	13	4.01
International loans	2,115	23	4.42	2,695	34	5.02
Business loan swap income	—	57	—	—	77	—

Total loans	40,729	500	4.93	43,231	578	5.36
Investment securities available-for-sale (1)	4,460	35	3.17	4,522	40	3.60
Short-term investments	2,450	10	1.51	2,003	10	1.96

Total earning assets	47,639	545	4.59	49,756	628	5.06
Cash and due from banks	1,727			1,868
Allowance for loan losses	(812)			(835)
Accrued income and other assets	3,039			3,180

Total assets	$51,593			$53,969

Money market and NOW deposits	$17,886	43	0.95	$17,308	57	1.32
Savings deposits	1,651	1	0.38	1,578	2	0.54
Certificates of deposit	5,991	24	1.61	8,808	38	1.76
Foreign office time deposits	655	4	2.20	661	6	3.65

Total interest-bearing deposits	26,183	72	1.10	28,355	103	1.47
Short-term borrowings	262	—	0.94	450	2	1.24
Medium- and long-term debt	4,566	25	2.17	5,276	29	2.21

Total interest-bearing sources	31,011	97	1.26	34,081	134	1.58

Noninterest-bearing deposits	14,730			14,061
Accrued expenses and other liabilities	849			766
Common shareholders’ equity	5,003			5,061

Total liabilities and shareholders’ equity	$51,593			$53,969

Net interest income/rate spread (FTE)		$448	3.33		$494	3.48

FTE adjustment		$—			$1

Impact of net noninterest bearing sources of funds			0.44			0.50

Net interest margin (as a percentage of average earning assets) (FTE)			3.77%			3.98%

(1)	Average rate based on average historical cost.

Table I - Quarterly Analysis of Net Interest Income & Rate/Volume (FTE) (continued)

	Three Months Ended
	June 30, 2004/June 30, 2003
	Increase	Increase
	(Decrease)	(Decrease)	Net
	Due to	Due to	Increase
(in millions)	Rate	Volume *	(Decrease)
Loans	$(47)	$(31)	$(78)
Investments securities available-for-sale	(4)	(1)	(5)
Short-term investments	(2)	2	—

Total earning assets	(53)	(30)	(83)
Interest-bearing deposits	(22)	(9)	(31)
Short-term borrowings	(1)	(1)	(2)
Medium and long-term debt	(1)	(3)	(4)

Total interest-bearing sources	(24)	(13)	(37)

Net interest income/rate spread (FTE)	$(29)	$(17)	$(46)

* Rate/Volume variances are allocated to variances due to volume.

Table II -Year-to-date Analysis of Net Interest Income & Rate/Volume (FTE)

	Six Months Ended
	June 30, 2004			June 30, 2003
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate
Commercial loans	$21,947	$435	3.99%	$24,793	$514	4.19%
Real estate construction loans	3,303	83	5.07	3,581	91	5.11
Commercial mortgage loans	8,008	200	5.01	7,368	203	5.55
Residential mortgage loans	1,217	35	5.75	1,174	38	6.36
Consumer loans	2,640	61	4.59	2,447	64	5.28
Lease financing	1,281	28	4.34	1,284	29	4.57
International loans	2,182	46	4.26	2,727	64	4.72
Business loan swap income	—	109	—	—	169	—

Total loans	40,578	997	4.94	43,374	1,172	5.44
Investment securities available-for-sale (1)	4,505	75	3.32	4,248	87	4.13
Short-term investments	2,147	17	1.57	1,399	16	2.34

Total earning assets	47,230	1,089	4.63	49,021	1,275	5.24
Cash and due from banks	1,695			1,834
Allowance for loan losses	(821)			(831)
Accrued income and other assets	3,061			3,287

Total assets	$51,165			$53,311

Money market and NOW deposits	$17,897	85	0.95	$16,882	112	1.33
Savings deposits	1,629	3	0.39	1,564	4	0.57
Certificates of deposit	6,254	50	1.60	8,835	79	1.82
Foreign office time deposits	622	7	2.30	674	12	3.52

Total interest-bearing deposits	26,402	145	1.10	27,955	207	1.50
Short-term borrowings	286	1	0.91	711	5	1.30
Medium- and long-term debt	4,680	49	2.11	5,177	57	2.22

Total interest-bearing sources	31,368	195	1.25	33,843	269	1.60

Noninterest-bearing deposits	13,858			13,677
Accrued expenses and other liabilities	890			775
Common shareholders’ equity	5,049			5,016

Total liabilities and shareholders’ equity	$51,165			$53,311

Net interest income/rate spread (FTE)		$894	3.38		$1,006	3.64

FTE adjustment		$1			$2

Impact of net noninterest bearing sources of funds			0.42			0.49

Net interest margin (as a percentage of average earning assets) (FTE)			3.80%			4.13%

(1)	Average rate based on average historical cost.

Table II - Year-to-date Analysis of Net Interest Income & Rate/Volume (FTE) (continued)

	Six Months Ended
	June 30, 2004/June 30, 2003
	Increase	Increase
	(Decrease)	(Decrease)	Net
	Due to	Due to	Increase
(in millions)	Rate	Volume *	(Decrease)
Loans	$(107)	$(68)	$(175)
Investments securities available-for-sale	(16)	4	(12)
Short-term investments	(5)	6	1

Total earning assets	(128)	(58)	(186)
Interest-bearing deposits	(46)	(16)	(62)
Short-term borrowings	(2)	(2)	(4)
Medium and long-term debt	(3)	(5)	(8)

Total interest-bearing sources	(51)	(23)	(74)

Net interest income/rate spread (FTE)	$(77)	$(35)	$(112)

* Rate/Volume variances are allocated to variances due to volume.

Provision for Loan Losses

     The provision for loan losses was $20 million for the second quarter of 2004 compared to $111 million for the same period in 2003. The provision for the first six months of 2004 was $85 million compared to $217 million for the same period in 2003. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed in the section entitled “Allowance for Loan Losses and Nonperforming Assets.” The decrease in the provision for loan losses in the three and six month periods ended June 30, 2004 over the comparable periods last year is primarily the result of improving credit quality trends, which are reflective of improved economic conditions in the Michigan market, where the Corporation has a geographic concentration of credit. Upturns in the Southeast Michigan Purchasing Management survey and Michigan Business Activity Indices began in the fourth quarter of 2003 and accelerated in the first half of 2004. Forward-looking indicators suggest this positive movement should continue for the remainder of 2004.

Noninterest Income

     Noninterest income was $228 million for the three months ended June 30, 2004, an increase of $2 million, or less than one percent, over the same period in 2003. Noninterest income in the second quarter 2004 included a net gain of $7 million on the sale of a portion of the Corporation’s merchant card processing business and $5 million of income distributions (net of write-downs) from venture capital and private equity investments, compared to a write-down (net of income distributions) of $3 million from venture capital and private equity investments in the second quarter 2003. The Corporation recognized $3 million of cash flow hedge ineffectiveness losses in the second quarter of 2004 and $9 million of such losses in the comparable quarter last year. Net securities gains in the second quarter 2004 contributed $1 million to noninterest income compared with net securities gains of $29 million in the second quarter of 2003.

     For the first six months of 2004, noninterest income was $448 million, an increase of $2 million, or less than one percent, from the first six months of 2003. Noninterest income in the first six months of 2004 included the $7 million net gain on sale of business mentioned in the quarterly discussion above and $8 million of income distributions (net of write-downs) from venture capital and private equity investments, compared to a write-down (net of income distributions) of $8 million from venture capital and private equity investments for the first six months of 2003. The Corporation recognized $3 million of cash flow hedge ineffectiveness losses in both the six months ended June 30, 2004 and 2003. The first six months of 2004 also included $6 million in net securities gains compared to $42 million for the comparable period of 2003

     Management currently expects low single digit noninterest income growth, excluding securities gains, in the full-year 2004 compared to 2003.

Noninterest Expenses

     Noninterest expenses were $372 million for the quarter ended June 30, 2004, an increase of $12 million, or three percent, from the comparable quarter in 2003. The increase in noninterest expenses is primarily due to an increase in salary and employee benefits expenses that resulted from annual merit increases, and increased stock compensation and severance expenses, partially offset by a full-time equivalent employee reduction in staff size of approximately 370 employees from June 30, 2003 to June 30, 2004. Severance expense for the three months ended June 30, 2004 was $4 million, compared to less than $1 million for the same period in 2003.

     Noninterest expenses for the six months ended June 30, 2004 were $741 million, an increase of $14 million, or two percent, from the first six months of 2003. This increase was primarily due to an increase in salary and employee benefits expenses for the reasons cited in the quarterly discussion above and increased levels of management incentive expense. For the first six months of 2004, severance expense was $7 million, compared to less than $1 million for the same period in 2003.

     Management is currently targeting to reduce full-year 2004 noninterest expenses by $5 million - $10 million from 2003 levels, excluding severance expenses. Management expects total noninterest expenses, including severance expenses, to hold flat with 2003.

Provision for Income Taxes

     The provision for income taxes for the second quarter of 2004 was $92 million, compared to $78 million for the same period a year ago. The effective tax rate was 32 percent for the second quarter of 2004 compared to 31 percent for the same quarter of 2003. The provision for the first six months of 2004 was $161 million compared to $160 million for the same period in 2003. The effective tax rate was 31 percent for the first six months of 2004 compared to 32 percent for the first six months of 2003. Taxes in the first six months of 2004 were reduced by a $4 million (after-tax) adjustment to the state tax reserves that resulted from the first quarter of 2004 settlement of a tax liability with the state of California. Management currently expects the effective tax rate to be 31 percent to 32 percent for the full-year 2004.

Strategic Lines of Business

     The Corporation’s operations are strategically aligned into three major lines of business: the Business Bank, Small Business and Personal Financial Services, and Wealth and Institutional Management. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these lines of business or the Finance Division. Note 10 to the consolidated financial statements presents financial results of these businesses for the six months ended June 30, 2004 and 2003. For a description of the business activities of each line of business and the methodologies, which form the basis for these results, refer to Note 26 in the Corporation’s 2003 Annual Report. In the second quarter of 2004, the Corporation changed the assumptions used in allocating internal funding credits for deposits to better capture the value of deposits in line of business and market segment reports. Accordingly, the Corporation has adjusted current and prior year information to reflect these new assumptions.

     The following table presents net income (loss) by line of business.

	Six Months Ended
(dollar amounts in millions)	June 30, 2004		June 30, 2003
Business Bank	$339	71%	$294	72%
Small Business and Personal Financial Services	103	21	89	22
Wealth and Institutional Management	38	8	25	6

	480	100%	408	100%
Finance	(81)		(22)
Other	(45)		(40)

	$354		$346

     The Business Bank’s net income increased $45 million, or 15 percent, to $339 million in the six months ended June 30, 2004, compared to the six months ended June 30, 2003. Contributing to this increase was a $121 million decline in the provision for loan losses, primarily the result of improving credit quality trends, as discussed in “Provision for Loan Losses” above. Also contributing was a $22 million increase in noninterest income, primarily due to a $16 million increase in income distributions (net of write-downs) from venture capital and private equity investments. These increases were partially offset by an $83 million (11 percent) decline in net interest income, primarily due to a $3.1 billion (9 percent) decline in average loans and lower funding credits received on liabilities and equity.

     Small Business and Personal Financial Services’ net income increased $14 million, or 15 percent, to $103 million in the six months ended June 30, 2004, compared to the six months ended June 30, 2003. The increase in net income was primarily the result of a $9 million decline in the provision for loan losses and a $7 million net gain on the sale of a portion of the Corporation’s merchant card processing business.

     Wealth and Institutional Management’s net income increased $13 million, or 54 percent, to $38 million in the six months ended June 30, 2004, compared to the six months ended June 30, 2004. The increase in net income was primarily the result of a $10 million increase in noninterest income, largely due to market-related fees, and a $7 million decrease in the provision for loan losses.

     The net loss for the Finance division was $81 million in the six months ended June 30, 2004, compared to a net loss of $22 million in the six months ended June 30, 2003. The higher net loss resulted primarily from a $40 million decline in net securities gains and a $30 million decline in net interest income, primarily due to lower hedging income, partially offset by a decrease in the net credit for funds paid to the other business units.

     The net loss for the Other category was $45 million in the six months ended June 30, 2004, compared to a net loss of $40 million in the six months ended June 30, 2003.

Market Segments

     The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic regions: Midwest and Other Markets, Western, Texas, and Florida. Note 10 to the consolidated financial statements presents financial results of these market segments for the six months ended June 30, 2004 and 2003.

     The following table reflects the Corporation’s net income, excluding Finance and Other Businesses, represented by the Midwest and Other Markets, Western, Texas, and Florida regions for the six months ended June 30, 2004 and 2003.

	Six Months Ended
(dollar amounts in millions)	June 30, 2004		June 30, 2003
Midwest and Other Markets	$292	61%	$221	54%
Western	137	28	137	34
Texas	42	9	42	10
Florida	9	2	8	2

	480	100%	408	100%
Finance and Other Businesses	(126)		(62)

	$354		$346

     Midwest and Other Markets’ net income increased $71 million, or 31 percent, to $292 million in the six months ended June 30, 2004, compared to the six months ended June 30, 2003. Contributing to this increase was a $134 million decline in the provision for loan losses, primarily the result of improving credit quality trends, as discussed in “Provision for Loan Losses” above. Also contributing was a $22 million increase in noninterest income, primarily due to a $13 million increase in income distributions (net of write-downs) from venture capital and private equity investments. These increases were partially offset by a $51 million (9 percent) decline in net interest income, primarily due to a $2.1 billion (8 percent) decline in average loans and lower funding credits received on liabilities and equity.

     The Western region’s net income was unchanged at $137 million for both the six months ended June 30, 2004 and the six months ended June 30, 2003. Noninterest income increased $14 million and noninterest expenses decreased $12 million, offset by a decrease in net interest income of $26 million, primarily due to a $717 million (6 percent) decline in average loans.

     The Texas region’s net income was unchanged at $42 million for both the six months ended June 30, 2004 and the six months ended June 30, 2003. Modest improvements in the provision for loan losses, noninterest income and noninterest expenses were offset by a decline in net interest income, primarily due to a $733 million (16 percent) decrease in average deposits, which reduced the region’s funding credits.

     The Florida region’s net income increased $1 million, or 12 percent, to $9 million in the six months ended June 30, 2004, compared to the six months ended June 30, 2003.

     The net loss for the Finance and Other Businesses segment was $126 million in the six months ended June 30, 2004, compared to a net loss of $62 million in the six months ended June 30, 2003. The higher net loss resulted primarily from a $40 million decline in net securities gains and a $23 million decline in net interest income, primarily due to lower hedging income, partially offset by a decrease in the net credit for funds paid to the other business units.

Financial Condition

     Total assets were $54.5 billion at June 30, 2004 compared with $52.6 billion at year-end 2003 and $58.7 billion at June 30, 2003. Total loans declined less than one percent since December 31, 2003. Within loans, on an average basis, there was growth in the National Dealer Services (16 percent) and Private Banking (6 percent) loan portfolios, from the fourth quarter 2003 to the second quarter 2004. Average loans declined in the same periods in the Global Corporate Banking (10 percent) and the Specialty Businesses (5 percent) loan portfolios. Short-term investments increased $2.0 billion from December 31, 2003 to June 30, 2004 as a result of the significant increase in short-term deposits discussed below.

     Management currently expects total loans, on average, to be slightly lower in 2004, when compared to 2003 levels, although 2004 year-end loan balances are expected to increase in the low single digits from 2003 year-end balances.

     Total liabilities increased $2.1 billion, or four percent, from $47.5 billion at December 31, 2003, to $49.6 billion at June 30, 2004. Total deposits increased six percent to $43.9 billion at June 30, 2004, from $41.5 billion at year-end. Deposits in the Corporation’s Financial Services Group, which benefit from high home mortgage financing and refinancing activity and some of which are not expected to be long-lived, increased to $10.0 billion at June 30, 2004 from $7.0 billion at December 31, 2003, primarily due to strong mortgage business activity. Medium- and long-term debt decreased $204 million to $4.6 billion at June 30, 2004, as a result the maturity of $500 million of medium-term notes, partially offset by the issuance of $250 million of subordinated notes in the second quarter of 2004.

Allowance for Loan Losses and Nonperforming Assets

     The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by senior management. The Corporation performs a detailed credit quality review quarterly on large business loans that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying projected loss ratios, based on numerous factors identified below, to the loans within each risk rating. In addition, a portion of the allowance is allocated to these remaining loans based on industry specific and geographic risks inherent in certain portfolios, including portfolio exposures to automotive suppliers, retailers, contractors, technology-related, entertainment, and healthcare industries, small business administration loans and certain Latin American risks. The portion of the allowance allocated to loans originated in the Personal Financial Services division is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis, including information from certain portfolios on migration and loss given default studies from each geographic market. The allocated portion of the allowance was $713 million at June 30, 2004, a decrease of $49 million from December 31, 2003.

     Actual loss ratios experienced in the future may vary from those projected. The uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or identified industry specific and geographic risks. An unallocated portion of the allowance is maintained to capture these probable losses. The unallocated allowance reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses. Factors that were considered in the evaluation of the adequacy of the Corporation’s unallocated allowance include the imprecision in the risk rating system and the risk associated with new customer relationships. The unallocated portion of the allowance was $49 million at June 30, 2004, an increase of $8 million from December 31, 2003.

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

     At June 30, 2004, the allowance for loan losses was $762 million, a decrease of $41 million from $803 million at December 31, 2003. The allowance for loan losses as a percentage of total period-end loans decreased to 1.90 percent from 1.99 percent at December 31, 2003. The Corporation also had an allowance for credit losses on lending-related commitments of $28 million and $33 million, at June 30, 2004 and December 31, 2003, respectively, which is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets. These lending-related commitments include unfunded loan commitments and letters of credit.

     Nonperforming assets at June 30, 2004 were $430 million, as compared to $538 million at December 31, 2003,

a decrease of $108 million, or 20 percent. The allowance for loan losses as a percentage of nonperforming assets increased to 177 percent at June 30, 2004, from 149 percent at December 31, 2003.

     Nonperforming assets at June 30, 2004 and December 31, 2003 were categorized as follows:

	June 30,	December 31,
(in millions)	2004	2003
Nonaccrual loans:
Commercial	$229	$295
Real estate construction
Real estate construction business line	20	21
Other	3	3

Total real estate construction	23	24
Commercial mortgage
Commercial real estate business line	12	3
Other	80	84

Total commercial mortgage	92	87
Residential mortgage	3	2
Consumer	2	7
Lease financing	13	24
International	42	68

Total nonaccrual loans	404	507
Reduced-rate loans	—	—

Total nonperforming loans	404	507
Other real estate	26	30
Nonaccrual debt securities	—	1

Total nonperforming assets	$430	$538

Loans past due 90 days or more and still accruing	$25	$32

     The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2004	March 31, 2004	December 31, 2003
Nonaccrual loans at beginning of period	$489	$507	$598
Loans transferred to nonaccrual (1)	63	92	114
Nonaccrual business loan gross charge-offs (2)	(71)	(80)	(93)
Loans transferred to accrual status (1)	—	—	—
Nonaccrual business loans sold (3)	(33)	(14)	(48)
Payments/Other (4)	(44)	(16)	(64)

Nonaccrual loans at end of period	$404	$489	$507

(1) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(2) Analysis of gross loan charge-offs:
Nonaccrual business loans	$71	$80	$93
Performing business loans	1	1	1
Consumer loans	4	3	3

Total gross loan charge-offs	$76	$84	$97

(3) Analysis of loans sold:
Nonaccrual business loans	$33	$14	$48
Performing watch list loans sold	14	18	15

Total loans sold	$47	$32	$63

(4)	Net change related to nonaccrual loans with balances less than $2 million, other than business loan gross charge-offs and nonaccrual loans sold, are included in Payments/Other.

     Loans with balances greater than $2 million transferred to nonaccrual status decreased $29 million, or 32 percent, to $63 million in the second quarter of 2004, compared with $92 million in the first quarter of 2004. Loans with balances greater than $2 million transferred to nonaccrual status were $114 million in the fourth quarter of 2003. There was one loan greater than $10 million transferred to nonaccrual during the second quarter of 2004. This loan totaled $20 million and is to a company servicing the transportation industry (shipping).

     The following table presents a summary of total internally classified nonaccrual and watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans) at June 30, 2004, March 31, 2004, and December 31, 2003. Consistent with the decrease in nonaccrual loans from December 31, 2003 to June 30, 2004, total nonaccrual and watch list loans declined both in dollars and as a percentage of the total loan portfolio.

(dollar amounts in millions)	June 30, 2004	March 31, 2004	December 31, 2003
Total nonaccrual and watch list loans	$2,639	$3,092	$3,284
As a percentage of total loans	6.6%	7.7%	8.2%

     The following table presents a summary of nonaccrual loans at June 30, 2004 and loans transferred to nonaccrual and net charge-offs during the three months ended June 30, 2004, based on the Standard Industrial Classification (SIC) code.

			Three Months Ended
(dollar amounts in millions)	June 30, 2004		June 30, 2004
			Loans Transferred		Net
SIC Category	Nonaccrual Loans		To Nonaccrual *		Charge-Offs
Automotive	$84	21%	$3	4%	$7	12%
Services	60	15	3	5	9	17
Real estate	48	12	10	15	1	1
Retail trade	37	9	5	8	6	11
Transportation	37	9	20	32	—	—
Non-automotive manufacturing	27	7	12	19	—	1
Technology-related	23	6	—	—	9	15
Utilities	18	4	—	—	3	6
Wholesale trade	16	4	—	—	4	7
Entertainment	14	3	2	4	1	1
Contractors	13	3	—	—	14	25
Other	27	7	8	13	2	4

Total	$404	100%	$63	100%	$56	100%

* Based on an analysis of nonaccrual loans with book balances greater than $2 million.

     Shared National Credit Program (SNC) loans comprised approximately 13 percent of total nonperforming loans at June 30, 2004 and 20 percent at December 31, 2003. SNC loans are facilities greater than $20 million shared by three or more federally supervised financial institutions which are reviewed by regulatory authorities at the agent bank level. SNC loans comprised approximately 14 percent of total loans at June 30, 2004 and December 31, 2003. Of the $63 million of loans greater than $2 million transferred to nonaccrual status in the second quarter of 2004, $17 million were SNC loans. SNC loans comprised approximately $3 million of second quarter 2004 total net charge-offs.

     Net charge-offs for the second quarter of 2004 were $56 million, or 0.55 percent of average total loans, compared with $110 million, or 1.02 percent, for the second quarter of 2003. The carrying value of nonaccrual loans as a percentage of contractual value declined to 52 percent at June 30, 2004 compared to 58 percent at December 31, 2003. The provision for loan losses was $20 million for the second quarter of 2004, compared to $111 million for the same period in 2003.

     Management currently expects continued improvement in credit quality throughout 2004, with full-year 2004 average net charge-offs expected to be approximately 50-55 basis points.

Capital

     Common shareholders’ equity was $4.9 billion at June 30, 2004, a decrease of $176 million from December 31, 2003. Common shareholders’ equity in the first six months of 2004 was affected by the retention of $174 million of retained earnings (net income less cash dividends declared), the recognition of stock-based compensation and the effect of employee stock plan activity, which increased common shareholders’ equity by $20 million and $33 million, respectively; a $156 million decline in accumulated other comprehensive income resulting from an increase in net unrealized losses on investment securities available-for-sale, due to changes in the interest rate environment, and a decrease in accumulated net gains on cash flow hedges; and a $247 million reduction resulting from the repurchase of approximately 4.5 million common shares in the open market. See “Part II. Item 2. Changes in Securities and Use of Proceeds” for information regarding the Corporation’s stock repurchases.

     The Corporation’s capital ratios exceed minimum regulatory requirements as follows:

	June 30,	December 31,
	2004	2003
Tier 1 common capital ratio	8.00%	8.04%
Tier 1 risk-based capital ratio (4.00% - minimum)	8.64	8.72
Total risk-based capital ratio (8.00% - minimum)	12.91	12.71
Leverage ratio (3.00% - minimum)	9.97	10.13

     At June 30, 2004, the Corporation and its banking subsidiaries exceeded the ratios required to be considered “well capitalized” (total risk-based capital, tier 1 risk-based capital and leverage ratios greater than 10 percent, 6 percent and 5 percent, respectively).

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation actively manages its material exposure to interest rate risk. Management attempts to evaluate the effect of movements in interest rates on net interest income and uses interest rate swaps and other instruments to manage its interest rate risk exposure. The primary tool used by the Corporation in determining its exposure to interest rate risk is net interest income simulation analysis. The net interest income simulation analysis performed at the end of each quarter reflects changes to both interest rates and loan, investment and deposit volumes. Management evaluates “base” net interest income under what is believed to be the most likely balance sheet structure and interest rate environment. This “base” net interest income is then evaluated against interest rate scenarios that increase and decrease 200 basis points (but no lower than zero percent) from the most likely rate environment. For purposes of this analysis, the rise or decline in short-term interest rates occurs ratably over four months. The measurement of risk exposure at June 30, 2004 for a decline in short-term interest rates to zero percent identified approximately $68 million, or four percent, of forecasted net interest income at risk over the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income would be enhanced by approximately $99 million, or five percent. Corresponding measures of risk exposure at December 31, 2003 were approximately $41 million of net interest income at risk for a decline in rates to zero percent and an approximately $82 million enhancement of net interest income for a 200 basis point rise in rates. Corporate policy limits adverse change to no more than five percent of management’s most likely net interest income forecast and the Corporation is operating within this policy guideline.

     Secondarily, the Corporation utilizes an economic value of equity analysis and a traditional interest sensitivity gap measure as alternative measures of interest rate risk exposure. At June 30, 2004, all three measures of interest rate risk were within established corporate policy guidelines.

     At June 30, 2004, the Corporation had a $128 million portfolio of indirect (through funds) private equity and venture capital investments, and had commitments of $56 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety other factors. The majority of these investments are not marketable and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value. The Corporation bases estimates of fair value for the majority of its indirect private equity and venture capital investments on the percentage ownership in the fair value of the entire fund, as reported by the fund management. In general, the Corporation does not have the benefit of the same information regarding the fund’s underlying investments as does fund management. Therefore, after indication that fund management adheres to accepted, sound and recognized valuation techniques, the Corporation generally utilizes the fair values assigned to the underlying portfolio investments by fund management. For those funds where fair value is not reported by fund management, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund management, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other qualitative information, as available. The uncertainty in the economy and equity markets may continue to affect the values of the fund investments.

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

     In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation’s SEC reports (accessible on the SEC’s website at www.sec.gov or on the Corporation’s website at www.comerica.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance:

•	general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected;

•	developments concerning credit quality in various industry sectors may result in an increase in the level of the Corporation’s provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	demand for commercial loans and investment advisory products does not accelerate as expected;

•	the mix of interest rates and maturities of the Corporation’s interest earning assets and interest-bearing liabilities (primarily loans and deposits) may be less favorable than expected;

•	interest rate margin compression may be greater than expected;

•	customer borrowing, repayment, investment and deposit practices generally may be less favorable than anticipated;

•	the introductions, withdrawal, success and timing of business initiatives and strategies, including, but not limited to the opening of new branches or private banking offices, and plans to grow personal financial services and wealth management;

•	competitive product and pricing pressures among financial institutions within the Corporation’s markets may increase;

•	instruments, systems and strategies used to hedge or otherwise manage exposure to various types of market, credit, operational and enterprise-wide risk could be less effective than anticipated, and the Corporation may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk; and

•	terrorist activities or other hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation.

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

ITEM 2. Changes in Securities and Use of Proceeds

     On December 1, 2003, the Corporation announced it would resume its share repurchase program pursuant to its August 2001 Board of Directors’ resolutions, authorizing the repurchase of up to 10 million shares of the Corporation’s outstanding common stock. On March 23, 2004, the Board of Directors of the Corporation authorized the additional purchase of up to 10 million shares of Comerica Incorporated outstanding common stock. All share repurchases under the Corporation’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The following table summarizes the Corporation’s share repurchase activity for the six months ended June 30, 2004.

			Total Shares Purchased as	Remaining Share
(shares in millions)	Total Shares	Average Price	Part of Publicly Announced	Repurchase
Month Ended	Purchased	Paid Per Share	Repurchase Plan	Authorization
January 31, 2004	0.5	$57.62	0.5	4.3
February 29, 2004	0.7	56.93	0.7	3.6
March 31, 2004*	1.2	54.83	1.2	12.4
April 30, 2004	0.3	52.10	0.3	12.1
May 31, 2004	0.4	53.23	0.4	11.7
June 30, 2004	1.4	55.29	1.4	10.3

Total	4.5	$55.30	4.5	10.3

* Total remaining share repurchase authorization includes the 10 million share repurchase resolution announced on March 23, 2004.

ITEM 4. Submission of Matters to a Vote of Security Holders

     Comerica’s Annual Meeting of Stockholders was held on May 18, 2004. At the meeting, shareholders of Comerica voted to:

1.	Elect six Class II Directors for three-year terms expiring in 2007 or upon the election and qualification of their successors;

2.	Approve and ratify the Comerica Incorporated Amended and Restated Employee Stock Purchase Plan;

3.	Approve the Comerica Incorporated Incentive Plan for Non-Employee Directors; and

4.	Ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes with respect to each such matter is set forth below.

	For	Against/Withheld	Abstained	Broker Non-Votes
1. Election of Directors

Ralph W. Babb, Jr.	150,361,782	2,878,578
James F. Cordes	148,995,129	4,245,231
Peter D. Cummings	150,978,225	2,262,135
Todd W. Herrick	150,544,383	2,695,977
William P. Vititoe	149,493,328	3,747,032
Kenneth L. Way	150,779,841	2,460,519

2. Approval and ratification of Comerica Incorporated Amended and Restated Employee Stock Purchase Plan

	116,215,712	11,419,773	1,299,279	24,305,596

3. Approval of the Comerica Incorporated Incentive Plan for Non-Employee Directors

	109,024,760	18,361,733	1,548,271	24,305,596

4. Ratification of independent auditors

Ernst & Young LLP	148,644,086	3,531,961	1,064,313

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(10.1)	Comerica Incorporated Incentive Plan for Non-Employee Directors

(11)	Statement re: Computation of Net Income Per Common Share

(31.1)	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) (Section 302) Certification of Periodic Report

(31.2)	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) (Section 302) Certification of Periodic Report

(32)	Section 906 Certification of Periodic Report

(b)	Reports on Form 8-K

A report on Form 8-K, dated April 15, 2004, was filed under report items number 9 and 12, announcing the release of the Corporation’s earnings for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Elizabeth S. Acton

Elizabeth S. Acton
Executive Vice President and
Chief Financial Officer

/s/ Marvin J. Elenbaas

Marvin J. Elenbaas
Senior Vice President and Controller
(Principal Accounting Officer)

Date: August 6, 2004

EXHIBIT INDEX

(10.1)	Comerica Incorporated Incentive Plan for Non-Employee Directors

(11)	Statement re: Computation of Net Income Per Common Share

(31.1)	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) (Section 302) Certification of Periodic Report

(31.2)	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) (Section 302) Certification of Periodic Report

(32)	Section 906 Certification of Periodic Report