Form 10-Q
period 2004-09-30
COMERICA INC /NEW/
filed 2004-11-05
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10706

Comerica Incorporated

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-1998421 (I.R.S. Employer Identification No.)

Comerica Tower at Detroit Center
Detroit, Michigan
48226

(Address of principal executive offices)
(Zip Code)

(248) 371-5000

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

     $5 par value common stock:

          Outstanding as of October 31, 2004: 170,560,000 shares

COMERICA INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheets at September 30, 2004 (unaudited), December 31, 2003 and September 30, 2003 (unaudited)	3
Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2004 and 2003 (unaudited)	4
Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2004 and 2003 (unaudited)	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	37
ITEM 4. Controls and Procedures	37
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	39
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
ITEM 6. Exhibits	40
Signatures	41
Non-Employee Director Restricted Stock Unit Agreement
Restricted Stock Award Agreement (Cliff Vesting)
Restricted Stock Award Agreement (Non-Cliff Vesting)
Non-Qualified Stock Option Agreement
No Sale Agreement under the Amended and Restated Management Incentive Plan
Amended and Restated Employee Stock Purchase Plan
Statement re: Computation of Net Income Per Common Share
Chairman, President and CEO Certification to Section 302
Executive Vice President and CFO Certification to Section 302
Certification of Periodic Report Pursuant to Section 906

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Comerica Incorporated and Subsidiaries

	September 30,	December 31,	September 30,
(in millions, except share data)	2004	2003	2003
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$1,560	$1,527	$1,955
Short-term investments	5,055	4,013	4,805
Investment securities available-for-sale	4,198	4,489	5,086

Commercial loans	21,146	21,579	22,030
Real estate construction loans	3,276	3,397	3,496
Commercial mortgage loans	7,931	7,878	7,631
Residential mortgage loans	1,263	1,228	1,210
Consumer loans	2,722	2,610	2,501
Lease financing	1,260	1,301	1,289
International loans	2,117	2,309	2,478

Total loans	39,715	40,302	40,635
Less allowance for loan losses	(729)	(803)	(802)

Net loans	38,986	39,499	39,833
Premises and equipment	399	374	368
Customers’ liability on acceptances outstanding	41	27	22
Accrued income and other assets	2,720	2,663	2,726

Total assets	$52,959	$52,592	$54,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$16,811	$14,104	$16,198
Interest-bearing deposits	25,424	27,359	27,498

Total deposits	42,235	41,463	43,696
Short-term borrowings	225	262	296
Acceptances outstanding	41	27	22
Accrued expenses and other liabilities	1,021	929	870
Medium- and long-term debt	4,401	4,801	4,818

Total liabilities	47,923	47,482	49,702

Common stock — $5 par value:
Authorized - 325,000,000 shares
Issued - 178,735,252 shares at 9/30/04, 12/31/03 and 9/30/03	894	894	894
Capital surplus	408	384	378
Accumulated other comprehensive income (loss)	(24)	74	111
Retained earnings	4,222	3,973	3,909
Less cost of common stock in treasury - 8,169,292 shares at 9/30/04, 3,735,163 shares at 12/31/03 and 3,421,888 shares at 9/30/03	(464)	(215)	(199)

Total shareholders’ equity	5,036	5,110	5,093

Total liabilities and shareholders’ equity	$52,959	$52,592	$54,795

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Comerica Incorporated and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$514	$530	$1,510	$1,700
Interest on investment securities	36	37	111	124
Interest on short-term investments	8	12	25	28

Total interest income	558	579	1,646	1,852
INTEREST EXPENSE
Interest on deposits	79	86	224	293
Interest on short-term borrowings	1	1	2	6
Interest on medium- and long-term debt	27	27	76	84

Total interest expense	107	114	302	383

Net interest income	451	465	1,344	1,469
Provision for loan losses	—	83	85	300

Net interest income after provision for loan losses	451	382	1,259	1,169
NONINTEREST INCOME
Service charges on deposit accounts	57	60	178	179
Fiduciary income	43	42	128	125
Commercial lending fees	14	16	41	46
Letter of credit fees	17	17	49	49
Foreign exchange income	9	11	28	30
Brokerage fees	9	8	27	24
Investment advisory revenue, net	8	8	26	22
Bank-owned life insurance	10	12	28	33
Equity in earnings of unconsolidated subsidiaries	3	2	11	5
Warrant income	1	1	6	1
Net securities gains (losses)	(6)	4	—	46
Net gain on sales of businesses	—	—	7	—
Other noninterest income	41	40	125	107

Total noninterest income	206	221	654	667
NONINTEREST EXPENSES
Salaries and employee benefits	225	229	686	670
Net occupancy expense	32	34	93	96
Equipment expense	14	16	43	46
Outside processing fee expense	16	18	51	53
Software expense	11	10	31	28
Customer services	8	6	17	18
Litigation and operational losses	16	6	27	14
Other noninterest expenses	50	58	165	179

Total noninterest expenses	372	377	1,113	1,104

Income before income taxes	285	226	800	732
Provision for income taxes	89	69	250	229

NET INCOME	$196	$157	$550	$503

Net income applicable to common stock	$196	$157	$550	$503

Basic net income per common share	$1.15	$0.90	$3.19	$2.88
Diluted net income per common share	1.13	0.89	3.15	2.86
Cash dividends declared on common stock	88	88	268	262
Dividends per common share	0.52	0.50	1.56	1.50

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Comerica Incorporated and Subsidiaries

			Accumulated
			Other			Total
	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except share data)	Stock	Surplus	Income (Loss)	Earnings	Stock	Equity
BALANCE AT JANUARY 1, 2003	$894	$363	$237	$3,684	$(231)	$4,947
Net income	—	—	—	503	—	503
Other comprehensive loss, net of tax	—	—	(126)	—	—	(126)

Total comprehensive income	—	—	—	—	—	377
Cash dividends declared on common stock ($1.50 per share)	—	—	—	(262)	—	(262)
Net issuance of common stock under employee stock plans	—	(5)	—	(16)	32	11
Recognition of stock-based compensation expense	—	20	—	—	—	20

BALANCE AT SEPTEMBER 30, 2003	$894	$378	$111	$3,909	$(199)	$5,093

BALANCE AT JANUARY 1, 2004	$894	$384	$74	$3,973	$(215)	$5,110
Net income	—	—	—	550	—	550
Other comprehensive loss, net of tax	—	—	(98)	—	—	(98)

Total comprehensive income	—	—	—	—	—	452
Cash dividends declared on common stock ($1.56 per share)	—	—	—	(268)	—	(268)
Purchase of 5,977,723 shares of common stock	—	—	—	—	(336)	(336)
Net issuance of common stock under employee stock plans	—	(2)	—	(33)	87	52
Recognition of stock-based compensation expense	—	26	—	—	—	26

BALANCE AT SEPTEMBER 30, 2004	$894	$408	$(24)	$4,222	$(464)	$5,036

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Comerica Incorporated and Subsidiaries

	Nine Months Ended
	September 30,
(in millions)	2004	2003
OPERATING ACTIVITIES
Net income	$550	$503
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	85	300
Depreciation and software amortization	52	52
Amortization of stock-based compensation expense	24	21
Net amortization of securities	20	23
Net amortization of intangibles	1	1
Net gain on sale of investment securities available-for-sale	—	(46)
Net gain on sales of businesses	(7)	—
Contributions to pension plan fund	(62)	(47)
Net (increase) decrease in trading securities	(8)	8
Net decrease in loans held-for-sale	38	49
Net (increase) decrease in accrued income receivable	(15)	19
Net increase in accrued expenses	81	29
Other, net	(89)	75

Total adjustments	120	484

Net cash provided by operating activities	670	987
INVESTING ACTIVITIES
Net increase in other short-term investments	(1,072)	(2,416)
Proceeds from sales of investment securities available-for-sale	330	3,651
Proceeds from maturities of investment securities available-for-sale	752	4,782
Purchases of investment securities available-for-sale	(773)	(10,400)
Decrease in receivables for securities sold pending settlement	—	1,110
Net decrease in loans	391	1,333
Fixed assets, net	(65)	(39)
Net (increase) decrease in customers’ liability on acceptances outstanding	(14)	11
Proceeds from sales of businesses	8	—

Net cash used in investing activities	(443)	(1,968)
FINANCING ACTIVITIES
Net increase in deposits	772	1,926
Net decrease in short-term borrowings	(37)	(244)
Net increase (decrease) in acceptances outstanding	14	(11)
Proceeds from issuance of medium- and long-term debt	359	311
Repayments of medium- and long-term debt	(750)	(700)
Proceeds from issuance of common stock and other capital transactions	52	11
Purchase of common stock for treasury and retirement	(336)	—
Dividends paid	(268)	(259)

Net cash (used in) provided by financing activities	(194)	1,034

Net increase in cash and due from banks	33	53
Cash and due from banks at beginning of period	1,527	1,902

Cash and due from banks at end of period	$1,560	$1,955

Interest paid	$296	$354

Income taxes paid	$126	$130

Noncash investing and financing activities:
Loans transferred to other real estate	$21	$23

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 1 — Basis of Presentation and Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the “Corporation”) on Form 10-K for the year ended December 31, 2003.

Reclassifications

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

     The Corporation has foreign currency denominated assets and liabilities and hedges the resulting foreign currency exposure with forward foreign exchange contracts. The exchange rate related adjustments required to reflect the foreign currency denominated assets and liabilities at current U.S. dollar equivalent values and to reflect the related forward foreign exchange contracts at market value were previously classified with foreign exchange income. In the third quarter of 2004, the Corporation combined this risk management income with other risk management income, which resulted in a reclassification from foreign exchange income to other noninterest income on the Consolidated Statements of Income. The financial statements for prior periods have been adjusted to reflect this reclassification.

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 1 — Basis of Presentation and Accounting Policies (continued)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2004	2003	2004	2003
Net income applicable to common stock, as reported	$196	$157	$550	$503
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1	4	15	13
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	3	6	20	19

Proforma net income applicable to common stock	$194	$155	$545	$497

Net income per common share:
Basic-as reported	$1.15	$0.90	$3.19	$2.88
Basic-pro forma	1.14	0.89	3.16	2.85
Diluted-as reported	1.13	0.89	3.15	2.86
Diluted-pro forma	1.12	0.88	3.13	2.82

Impairment

     Goodwill and identified intangible assets that have an indefinite useful life are subject to impairment testing, which the Corporation conducts annually, or on an interim basis if events or changes in circumstances between annual tests indicate the assets might be impaired. The Corporation performs its annual impairment test for goodwill and identified intangible assets that have an indefinite useful life as of July 1 of each year. The impairment test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units, which are a subset of the Corporation’s operating segments, and comparing the fair value of each reporting unit to its carrying value. If the fair value is less than the carrying value, a further test is required to measure the amount of impairment. The annual test of goodwill and intangible assets that have an indefinite life, performed as of July 1, 2004, did not indicate that an impairment charge was required.

     The Corporation reviews finite lived intangible assets and other long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, the Corporation recognizes a loss to reduce the carrying amount to fair value. Additional information regarding the Corporation’s goodwill, intangible assets and impairment policies can be found in the Corporation’s 2003 Annual Report on page 55 and in Notes 1, 8 and 9 to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 2 — Investment Securities

     At September 30, 2004, investment securities having a carrying value of $1,422 million were pledged where permitted or required by law to secure liabilities and public and other deposits of $401 million. This included securities of $886 million pledged with the Federal Reserve Bank to secure actual borrowings of $13 million at September 30, 2004, and potential borrowings of up to an additional $837 million. The remaining pledged securities of $536 million are primarily with state and local government agencies to secure $388 million of deposits and other liabilities, including deposits of the State of Michigan of $140 million at September 30, 2004.

Note 3 — Allowance for Loan Losses

     The following summarizes the changes in the allowance for loan losses:

	Nine Months Ended
	September 30,
(in millions)	2004	2003
Balance at beginning of period	$803	$791
Loans charged-off:
Commercial	162	228
Real estate construction
Real estate construction business line	2	—
Other	—	1

Total real estate construction	2	1
Commercial mortgage
Commercial real estate business line	—	4
Other	19	12

Total commercial mortgage	19	16
Residential mortgage	1	—
Consumer	9	8
Lease financing	9	4
International	11	54

Total loans charged-off	213	311
Recoveries:
Commercial	38	12
Real estate construction	—	—
Commercial mortgage	2	1
Residential mortgage	—	—
Consumer	2	3
Lease financing	1	—
International	11	6

Total recoveries	54	22

Net loans charged-off	159	289
Provision for loan losses	85	300

Balance at end of period	$729	$802

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 3 — Allowance for Loan Losses (continued)

     SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans that are restructured and meet the requirements to be on accrual status are included with total impaired loans for the remainder of the calendar year of the restructuring. There were no loans included in the $358 million of impaired loans at September 30, 2004 that were restructured and met the requirements to be on accrual status. Impaired loans averaged $392 million and $448 million for the three and nine month periods ended September 30, 2004, compared to $590 million and $599 million, respectively, for the comparable periods in the prior year. The following presents information regarding the period-end balances of impaired loans:

	Nine Months Ended	Year Ended
(in millions)	September 30, 2004	December 31, 2003
Total period-end impaired loans	$358	$512
Less: Impaired loans restructured during the period on accrual status at period-end	—	(14)

Total period-end nonaccrual business loans	$358	$498

Period-end impaired loans requiring an allowance	$345	$480

Allowance allocated to impaired loans	$94	$167

     Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investments in such loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 4 — Medium- and Long-term Debt

     Medium- and long-term debt consisted of the following at September 30, 2004 and December 31, 2003:

(dollar amounts in millions)	September 30, 2004	December 31, 2003
Parent company
7.25% subordinated note due 2007	$165	$170
4.80% subordinated note due 2015	305	301
7.60% subordinated note due 2050	357	355

Total parent company	827	826
Subsidiaries
Subordinated notes:
7.25% subordinated note due 2007	219	225
6.00% subordinated note due 2008	272	276
6.875% subordinated note due 2008	111	114
8.50% subordinated note due 2009	108	110
7.65% subordinated note due 2010	260	270
7.125% subordinated note due 2013	171	172
5.70% subordinated note due 2014	263	—
8.375% subordinated note due 2024	199	198
7.875% subordinated note due 2026	200	197
9.98% subordinated note due 2026	58	59

Total subordinated notes	1,861	1,621
Medium-term notes:
Floating rate based on LIBOR indices	485	1,135
2.95% fixed rate note	100	100
2.85% fixed rate note	99	100
Variable rate secured debt financing due 2007	1,011	997
Variable rate note due 2009	18	22

Total subsidiaries	3,574	3,975

Total medium- and long-term debt	$4,401	$4,801

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

Note 5 — Income Taxes

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 6 — Accumulated Other Comprehensive Income (Loss)

     Other comprehensive income includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated gains and losses on cash flow hedges, the change in the accumulated foreign currency translation adjustment and the change in accumulated minimum pension liability adjustment. The Consolidated Statements of Changes in Shareholders’ Equity on page 5 include only combined other comprehensive income, net of tax. The following table presents reconciliations of the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2004 and 2003. Total comprehensive income totaled $452 million and $377 million, for the nine months ended September 30, 2004 and 2003, respectively, and $254 million and $87 million for the three months ended September 30, 2004 and 2003, respectively. The $75 million increase in total comprehensive income in the nine month period ended September 30, 2004 when compared to the same period in the prior year resulted principally from an increase in net income ($47 million) and a decrease in net unrealized losses on investment securities available-for-sale ($30 million), due to changes in the interest rate environment.

	Nine Months Ended
	September 30,
(in millions)	2004	2003
Net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period	$(23)	$15
Net unrealized holding gains (losses) arising during the period	(7)	(8)
Less: Reclassification adjustment for gains (losses) included in net income	—	46

Change in net unrealized gains (losses) before income taxes	(7)	(54)
Less: Provision for income taxes	(2)	(19)

Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax	(5)	(35)

Balance at end of period	$(28)	$(20)

Accumulated net gains (losses) on cash flow hedges:
Balance at beginning of period	$114	$241
Net cash flow hedge gains (losses) arising during the period	13	92
Less: Reclassification adjustment for gains (losses) included in net income	154	231

Change in cash flow hedges before income taxes	(141)	(139)
Less: Provision for income taxes	(50)	(49)

Change in cash flow hedges, net of tax	(91)	(90)

Balance at end of period	$23	$151

Accumulated foreign currency translation adjustment:
Balance at beginning of period	$(4)	$(3)
Net translation gains (losses) arising during the period	(1)	(2)
Less: Provision for income taxes	—	—

Change in foreign currency translation adjustment, net of tax	(1)	(2)

Balance at end of period	$(5)	$(5)

Accumulated minimum pension liability adjustment:
Balance at beginning of period	$(13)	$(16)
Minimum pension liability adjustment arising during the period before income taxes	(2)	2
Less: Provision for income taxes	(1)	1

Change in minimum pension liability adjustment, net of tax	(1)	1

Balance at end of period	$(14)	$(15)

Total accumulated other comprehensive income (loss), net of taxes, at end of period	$(24)	$111

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 — Employee Benefit Plans

     The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

	Three Months Ended		Nine Months Ended
Qualified Defined Benefit Pension Plan	September 30,		September 30,
(in millions)	2004	2003	2004	2003
Service cost	$6	$6	$18	$14
Interest cost	13	15	38	33
Expected return on plan assets	(21)	(21)	(63)	(48)
Amortization of unrecognized prior service cost	—	—	1	1
Amortization of unrecognized net loss	3	4	9	9

Net periodic benefit cost	$1	$4	$3	$9

	Three Months Ended		Nine Months Ended
Non-Qualified Defined Benefit Pension Plan	September 30,		September 30,
(in millions)	2004	2003	2004	2003
Service cost	$1	$1	$3	$2
Interest cost	1	1	4	4
Expected return on plan assets	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	1	1	2	2

Net periodic benefit cost	$3	$3	$9	$8

	Three Months Ended		Nine Months Ended
Postretirement Benefit Plan	September 30,		September 30,
(in millions)	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	2	1	4	4
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized transition obligation	1	1	3	3

Net periodic benefit cost	$2	$1	$4	$4

     In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” subsequently revised in April 2004. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) and requires certain disclosures pending issuance of accounting guidance for the federal subsidy resulting from the Act. The Act introduces a Medicare prescription drug benefit as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The Corporation elected to defer the accounting for the Act in accordance with FSP 106-1.

     In May 2004, the FASB issued FSP 106-2, which provides guidance on the accounting for the federal subsidy resulting from the Act. FSP 106-2 requires the subsidy to be accounted for under current guidance for other postretirement benefits. As such, the effects of the subsidy on the benefits attributable to past services are accounted for as an actuarial gain. The Corporation’s entire postretirement prescription drug related liability is attributable to past services as the benefits were only provided to employees that retired prior to December 31, 1992.

     The Corporation adopted the provisions of FSP 106-2 in the quarter ended September 30, 2004. In accordance with the FSP 106-2, the Corporation has determined its postretirement drug benefits to be “actuarially equivalent.” However, the enactment of the Act is not considered a “significant event;” therefore, its effects will be incorporated at December 31, 2004, the regularly scheduled measurement date for its plan assets and obligation. For further information on the Corporation’s employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation’s 2003 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 — Derivatives and Foreign Exchange Contracts

     The following table presents the composition of derivative financial instruments and foreign exchange contracts, excluding commitments, held or issued for risk management and in connection with customer-initiated and other activities.

	September 30, 2004				December 31, 2003
	Notional/				Notional/
	Contract	Unrealized	Unrealized	Fair	Contract	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value	Amount	Gains	Losses	Value
(in millions)	(1)	(2)		(3)	(1)	(2)		(3)
Risk management
Interest rate contracts:
Swaps	$12,888	$274	$27	$247	$10,818	$383	$1	$382
Foreign exchange contracts:
Spot, forward and options	350	7	1	6	340	23	1	22
Swaps	70	—	1	(1)	99	—	1	(1)

Total foreign exchange contracts	420	7	2	5	439	23	2	21

Total risk management	13,308	281	29	252	11,257	406	3	403
Customer-initiated and other
Interest rate contracts:
Caps and floors written	281	—	1	(1)	443	—	3	(3)
Caps and floors purchased	328	1	—	1	443	3	—	3
Swaps	1,719	22	19	3	1,416	24	21	3

Total interest rate contracts	2,328	23	20	3	2,302	27	24	3

Foreign exchange contracts:
Spot, forward and options	3,166	59	51	8	1,879	41	37	4
Swaps	28	—	—	—	25	1	1	—

Total foreign exchange contracts	3,194	59	51	8	1,904	42	38	4

Total customer-initiated and other	5,522	82	71	11	4,206	69	62	7

Total derivatives and foreign exchange contracts	$18,830	$363	$100	$263	$15,463	$475	$65	$410

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 — Derivatives and Foreign Exchange Contracts (continued)

Risk Management

     Fluctuations in net interest income due to interest rate risk result from the composition of assets and liabilities and the mismatches in the timing of the repricing of these assets and liabilities. In addition, external factors such as interest rates, and the dynamics of yield curve and spread relationships can affect net interest income. The Corporation utilizes simulation analyses to project the sensitivity of the Corporation’s net interest income to changes in interest rates. The Corporation employs cash instruments, such as investment securities, as well as derivative financial instruments, to manage exposure to these and other risks, including liquidity risk.

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

     As part of a cash flow hedging strategy, the Corporation has entered into predominantly 2 to 3 year interest rate swap agreements (weighted average original maturity of 2.7 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the next 2 to 3 years. Approximately 27 percent ($10.6 billion) of the Corporation’s outstanding loans were designated as the hedged items to interest rate swap agreements at September 30, 2004. During the three and nine month periods ended September 30, 2004, interest rate swap agreements designated as cash flow hedges increased interest and fees on loans by $45 million and $154 million, respectively, compared to $62 million and $231 million, respectively, for the comparable periods last year. Other noninterest income in the three and nine month periods ended September 30, 2004 included $2 million of ineffective cash flow hedge gains and $1 million of ineffective cash flow hedge losses, respectively. If interest rates, interest yield curves and notional amounts remain at their current levels, the Corporation expects to reclassify $35 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with the existing and forecasted floating-rate loans.

     Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs cash instruments, such as investment securities, as well as derivative financial instruments and foreign exchange contracts, to manage exposure to these and other risks. In addition, the Corporation uses foreign exchange forward and option contracts to protect the value of its foreign currency investment in foreign subsidiaries. Realized and unrealized gains and losses from these hedges are not included in the statement of income, but are shown in the accumulated foreign currency translation adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets. During the three and nine month periods ended September 30, 2004, the Corporation recognized an immaterial amount of net gains in accumulated foreign currency translation adjustment, related to the forward foreign exchange contracts.

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 — Derivatives and Foreign Exchange Contracts (continued)

     The following table summarizes the expected maturity distribution of the notional amount of interest rate swaps used for risk management purposes and indicates the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of September 30, 2004. The swaps are grouped by the assets or liabilities to which they have been designated.

Remaining Expected Maturity of Risk Management Interest Rate Swaps as of September 30, 2004:

							Sept. 30,	Dec. 31,
							2004	2003
(dollar amounts in millions)	2004	2005	2006	2007	2008	2009-2026	Total	Total
Variable rate asset designation:
Generic receive fixed swaps	$2,000	$3,800	$3,000	$1,800	$—	$—	$10,600	$8,800
Weighted average: (1)
Receive rate	5.76%	6.11%	4.01%	4.10%	—%	—%	5.11%	6.17%
Pay rate	4.60	4.64	3.15	2.73	—	—	3.89	4.00
Fixed rate asset designation:
Pay fixed swaps
Generic	$1	$—	$—	$—	$—	$—	$1	$13
Amortizing	1	1	2	2	1	—	7	5
Weighted average: (2)
Receive rate	2.29%	2.18%	2.18%	2.19%	2.19%	—%	2.21%	3.41%
Pay rate	3.64	3.54	3.54	3.53	3.52	—	3.56	4.12
Fixed rate deposit designation:
Generic receive fixed swaps	$—	$30	$—	$—	$—	$—	$30	$—
Weighted average: (1)
Receive rate	—%	1.42%	—%	—%	—%	—%	1.42%	—%
Pay rate	—	1.82	—	—	—	—	1.82	—
Medium- and long-term debt designation:
Generic receive fixed swaps	$—	$250	$100	$450	$350	$1,100	$2,250	$2,000
Weighted average: (1)
Receive rate	—%	7.04%	2.95%	5.82%	6.17%	6.17%	6.05%	6.09%
Pay rate	—	1.71	1.78	1.88	1.40	1.72	1.70	1.16

Total notional amount	$2,002	$4,081	$3,102	$2,252	$351	$1,100	$12,888	$10,818

(1) Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at September 30, 2004.

(2) Variable rates received are based on three-month and six-month LIBOR or one-month and three-month Canadian Dollar Offered Rate (CDOR) rates in effect at September 30, 2004.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 — Derivatives and Foreign Exchange Contracts (continued)

     The Corporation had commitments to purchase investment securities for its trading account and available-for-sale portfolios totaling $10 million at September 30, 2004 and $3 million at December 31, 2003. Commitments to sell investment securities related to the trading account totaled $8 million at September 30, 2004 and $2 million at December 31, 2003. Outstanding commitments expose the Corporation to both credit and market risk.

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

	Nine Months Ended	Year Ended	Nine Months Ended
(in millions)	September 30, 2004	December 31, 2003	September 30, 2003
Average unrealized gains	$70	$74	$75
Average unrealized losses	61	67	69
Noninterest income	26	35	30

Derivative and Foreign Exchange Activity

     The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts for the nine months ended September 30, 2004.

	Risk Management		Customer-Initiated and Other
	Interest Rate	Foreign Exchange	Interest Rate	Foreign Exchange
(in millions)	Contracts	Contracts	Contracts	Contracts
Balance at January 1, 2004	$10,818	$439	$2,302	$1,904
Additions	3,580	11,534	523	67,504
Maturities/amortizations	(1,510)	(11,553)	(368)	(66,214)
Terminations	—	—	(129)	—

Balance at September 30, 2004	$12,888	$420	$2,328	$3,194

     Additional information regarding the nature, terms and associated risks of the above derivatives and foreign exchange contracts, can be found in the Corporation’s 2003 Annual Report on page 49 and in Notes 1 and 22 to the consolidated financial statements.

Note 9 — Standby and Commercial Letters of Credit and Financial Guarantees

     The total contractual amounts of standby letters of credit and financial guarantees and commercial letters of credit at September 30, 2004 and December 31, 2003, which represents the Corporation’s credit risk associated with these instruments, are shown in the table below.

(in millions)	September 30, 2004	December 31, 2003
Standby letters of credit and financial guarantees	$6,307	$6,045
Commercial letters of credit	379	261

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 9 — Standby and Commercial Letters of Credit and Financial Guarantees (continued)

     Standby and commercial letters of credit and financial guarantees represent conditional obligations of the Corporation to guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2012. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation may enter into participation arrangements with third parties, that effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $501 million of the $6,307 million of standby letters of credit and financial guarantees outstanding at September 30, 2004. At September 30, 2004, the carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $76 million.

Note 10 — Contingent Liabilities

Tax Contingency

     In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the IRS questions and/or challenges the tax position taken by the Corporation with respect to those transactions. The Corporation engaged in certain types of structured leasing transactions and a series of loans to foreign borrowers that the IRS is challenging. The Corporation believes that its tax position related to both transaction groups referred to above is proper based upon applicable statutes, regulations and case law in effect at the time of the transactions. The Corporation intends to defend its position vigorously in accordance with its view of the law controlling these activities. However, a court, or administrative authority, if presented with the transactions, could disagree with the Corporation’s interpretation of the tax law. The ultimate outcome is not known.

     The Corporation currently believes it has adequate tax reserves to cover this and any other potential tax exposures the IRS could raise, based on probability assessment of various potential outcomes. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary.

See “Part II. Item 1. Legal Proceedings” for information regarding the Corporation’s legal contingencies.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 11 – Business Segment Information

     The Corporation has strategically aligned its operations into three major lines of business: the Business Bank, Small Business and Personal Financial Services, and Wealth and Institutional Management. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities. This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity gap and earnings simulation analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk and foreign exchange risk. The Other category includes divested business lines, the income and expense impact of equity, cash and loan loss reserves not assigned to specific business lines, tax benefits not assigned to specific business lines and miscellaneous other expenses of a corporate nature. The loan loss reserves include the unallocated allowance for loan losses and the portion of the allowance allocated based on industry specific and geographic risks. Lines of business results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each line of business using certain methodologies, which are constantly being refined. For comparability purposes, amounts in all periods are based on lines of business and methodologies in effect at September 30, 2004. These methodologies may be modified as management accounting systems are enhanced and changes occur in the organizational structure or product lines. For a description of the business activities of each line of business and the methodologies, which form the basis for these results, refer to Note 26 in the Corporation’s 2003 Annual Report. In the second quarter of 2004, the Corporation changed the assumptions used in allocating internal funding credits for deposits to better capture the value of deposits in line of business and market segment reports. Accordingly, the Corporation has adjusted current and prior year information to reflect these new assumptions. A discussion of the financial results and the factors impacting performance for the nine months ended September 30, 2004 can be found in the section entitled “Strategic Lines of Business” in “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition”.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 11 – Business Segment Information (continued)

     Lines of business/business segment financial results for the nine months ended September 30, 2004 and 2003 are shown in the table below.

			Small Business and		Wealth and
			Personal Financial		Institutional
(dollar amounts in millions)	Business Bank		Services		Management
Nine Months Ended September 30,	2004	2003	2004	2003	2004	2003
Earnings summary:
Net interest income (expense) (FTE)	$1,016	$1,139	$438	$462	$110	$107
Provision for loan losses	(3)	196	9	23	(1)	19
Noninterest income	216	201	163	164	227	215
Noninterest expenses	419	440	379	405	237	246
Provision (benefit) for income taxes (FTE)	290	252	77	71	37	21

Net income (loss)	$526	$452	$136	$127	$64	$36

Net charge-offs	$142	$257	$13	$24	$4	$8

Selected average balances:
Assets	$33,037	$35,661	$6,125	$6,026	$3,352	$3,160
Loans	31,814	34,446	5,678	5,519	3,109	2,906
Deposits	19,308	19,920	16,811	16,858	2,529	2,114
Liabilities	19,915	20,437	16,804	16,852	2,536	2,129
Attributed equity	2,450	2,750	784	788	410	390

Statistical data:
Return on average assets (1)	2.12%	1.69%	1.04%	0.96%	2.54%	1.52%
Return on average attributed equity	28.59	21.96	23.25	21.50	20.75	12.32
Efficiency ratio	33.93	32.95	62.99	64.57	70.37	76.38

	Finance		Other		Total
Nine Months Ended September 30,	2004	2003	2004	2003	2004	2003
Earnings summary:
Net interest income (expense) (FTE)	$(232)	$(239)	$14	$2	$1,346	$1,471
Provision for loan losses	—	—	80	62	85	300
Noninterest income	48	87	—	—	654	667
Noninterest expenses	6	6	72	7	1,113	1,104
Provision (benefit) for income taxes (FTE)	(69)	(80)	(83)	(33)	252	231

Net income (loss)	$(121)	$(78)	$(55)	$(34)	$550	$503

Net charge-offs	$—	$—	$—	$—	$159	$289

Selected average balances:
Assets	$7,231	$7,524	$1,146	$1,146	$50,891	$53,517
Loans	—	—	—	—	40,601	42,871
Deposits	1,368	2,923	67	106	40,083	41,921
Liabilities	6,236	8,751	371	337	45,862	48,506
Attributed equity	677	855	708	228	5,029	5,011

Statistical data:
Return on average assets (1)	(2.24)%	(1.08)%	N/M	N/M	1.44%	1.25%
Return on average attributed equity	(23.91)	(12.19)	N/M	N/M	14.57	13.39
Efficiency ratio	(3.20)	(3.18)	N/M	N/M	55.66	52.77

(1) Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

N/M – Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 11 — Business Segment Information (continued)

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

     A discussion of the market segment financial results and the factors impacting performance for the nine months ended September 30, 2004 can be found in the section entitled “Market Segments” in “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition”.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 11 — Business Segment Information (continued)

     Market segment financial results for the nine months ended September 30, 2004 and 2003 are shown in the table below.

	Midwest and Other
(dollar amounts in millions)	Markets		Western		Texas
Nine Months Ended September 30,	2004	2003	2004	2003	2004	2003
Earnings summary:
Net interest income (expense) (FTE)	$792	$873	$567	$617	$177	$191
Provision for loan losses	(20)	157	27	68	(4)	12
Noninterest income	432	416	105	98	58	56
Noninterest expenses	634	652	256	280	128	139
Provision (benefit) for income taxes (FTE)	198	155	160	150	39	33

Net income (loss)	$412	$325	$229	$217	$72	$63

Net charge-offs	$82	$167	$71	$104	$6	$18

Selected average balances:
Assets	$24,064	$26,008	$12,539	$12,951	$4,605	$4,651
Loans	22,959	24,832	11,862	12,339	4,484	4,537
Deposits	19,003	18,565	15,571	15,852	3,845	4,283
Liabilities	19,633	19,110	15,560	15,843	3,835	4,273
Attributed equity	2,122	2,304	1,024	1,102	435	459

Statistical data:
Return on average assets (1)	2.28%	1.67%	1.84%	1.71%	2.08%	1.76%
Return on average attributed equity	25.88	18.86	29.82	26.24	22.04	18.19
Efficiency ratio	51.60	50.70	38.11	39.25	54.57	56.05

			Finance and Other
	Florida		Businesses		Total
Nine Months Ended September 30,	2004	2003	2004	2003	2004	2003
Earnings summary:
Net interest income (expense) (FTE)	$28	$27	$(218)	$(237)	$1,346	$1,471
Provision for loan losses	2	1	80	62	85	300
Noninterest income	11	10	48	87	654	667
Noninterest expenses	17	20	78	13	1,113	1,104
Provision (benefit) for income taxes (FTE)	7	6	(152)	(113)	252	231

Net income (loss)	$13	$10	$(176)	$(112)	$550	$503

Net charge-offs	$—	$—	$—	$—	$159	$289

Selected average balances:
Assets	$1,306	$1,168	$8,377	$8,739	$50,891	$53,517
Loans	1,296	1,163	—	—	40,601	42,871
Deposits	229	192	1,435	3,029	40,083	41,921
Liabilities	227	192	6,607	9,088	45,862	48,506
Attributed equity	63	63	1,385	1,083	5,029	5,011

Statistical data:
Return on average assets (1)	1.33%	1.21%	N/M	N/M	1.44%	1.25%
Return on average attributed equity	27.83	22.28	N/M	N/M	14.57	13.39
Efficiency ratio	44.37	52.68	N/M	N/M	55.66	52.77

(1)  Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

N/M – Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 12 – Pending Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (“EITF”), a standard setting body working under the FASB, reached a revised consensus on EITF No. 03-01, “The Meaning of Other than Temporary Impairment and its Application to Certain Investments.” The revised consensus contained a model to be used in determining whether an investment is other-than-temporarily impaired and guidance on the recognition of other-than-temporary impairment. The other-than-temporary impairment evaluation and recognition guidance was to be effective on July 1, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date of the guidance in EITF 03-01 related to the evaluation and recognition of impairment on investments. The FASB plans to issue final authoritative guidance on this topic in the fourth quarter of 2004. When this occurs, the effect of this guidance on the Corporation’s financial condition and results of operations, if any, will be determined.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net income for the quarter ended September 30, 2004 was $196 million, an increase of $39 million or 25 percent, from $157 million reported for the third quarter of 2003. Quarterly diluted net income per share increased 27 percent to $1.13 from $0.89 a year ago. Return on average common shareholders’ equity was 15.68 percent and return on average assets was 1.55 percent, compared to 12.55 percent and 1.16 percent, respectively, for the comparable quarter last year. The increase in earnings in the third quarter of 2004 over the comparable quarter last year resulted primarily from a $83 million decrease in the provision for loan losses, partially offset by a $15 million decline in noninterest income and a $14 million decline in net interest income.

     Net income for the first nine months of 2004 was $550 million, an increase of $47 million, or nine percent, from $503 million for the comparable period last year. Diluted net income per share for the first nine months of 2004 increased ten percent to $3.15 from $2.86 a year ago. Return on average common shareholders’ equity was 14.57 percent and return on average assets was 1.44 percent for the first nine months of 2004, compared to 13.39 percent and 1.25 percent, respectively, for the first nine months of 2003. The increase in earnings for the nine months ended September 30, 2004 over the same period a year ago was due primarily to a $215 million decline in the provision for loan losses, partially offset by a $125 million decline in net interest income.

Net Interest Income

     The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended September 30, 2004. On a FTE basis, net interest income decreased $14 million to $452 million for the three months ended September 30, 2004, from $466 million for the comparable quarter in 2003. The decrease in net interest income resulted from lower average earning assets, which decreased $3.4 billion, or seven percent, when compared to the third quarter of last year, and included a $1.6 billion decline in average short-term investments, resulting from a reduction in short-term liquidity. The net interest margin for the three months ended September 30, 2004 was 3.86%, as compared to 3.70% for the comparable period in 2003. The increase in net interest margin was the result of improved rate spreads in a higher rate environment, as well as the reduction in the low-spread short-term liquidity position held by the Corporation in the third quarter of 2004, as compared to the same period in 2003. For further discussion of the effects of market rates on net interest income, refer to “Item 3. Quantitative and Qualitative Disclosures about Market Risk”.

     Table II provides an analysis of net interest income for the first nine months of 2004. On a FTE basis, net interest income for the nine months ended September 30, 2004 was $1,346 million, a decrease of $125 million, compared to $1,471 million for the same period in 2003. The decline in net interest income in the first nine months of 2004, when compared to the same period in 2003, resulted from a $2.3 billion, or five percent, decline in average earning assets. The net interest margin for the nine months ended September 30, 2004 decreased to 3.82 percent from 3.99 percent for the same period in 2003, due to interest rate swap maturities and a restructuring of the investment portfolio, designed to achieve more consistent cash flows, as well as loan spread compression experienced in the second half of 2003 and early 2004.

     The Corporation expects full-year 2004 net interest margin, on average, to be about 3.85%.

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume (FTE)

	Three Months Ended
	September 30, 2004			September 30, 2003
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate
Commercial loans	$22,096	$234	4.21%	$23,314	$237	4.02%
Real estate construction loans	3,273	46	5.58	3,500	44	4.94
Commercial mortgage loans	7,951	104	5.22	7,617	101	5.23
Residential mortgage loans	1,239	18	5.63	1,188	17	5.92
Consumer loans	2,671	31	4.68	2,461	30	4.94
Lease financing	1,266	11	3.46	1,273	15	4.63
International loans	2,149	26	4.87	2,528	25	3.95
Business loan swap income	—	45	—	—	62	—

Total loans	40,645	515	5.04	41,881	531	5.03
Investment securities available-for-sale (1)	4,225	36	3.31	4,817	37	3.00
Short-term investments	1,556	8	2.17	3,148	12	1.49

Total earning assets	46,426	559	4.78	49,846	580	4.61
Cash and due from banks	1,652			1,872
Allowance for loan losses	(774)			(831)
Accrued income and other assets	3,044			3,034

Total assets	$50,348			$53,921

Money market and NOW deposits	$17,526	47	1.06	$17,665	49	1.09
Savings deposits	1,652	1	0.36	1,566	2	0.43
Certificates of deposit	5,826	26	1.79	7,607	31	1.63
Foreign office time deposits	718	5	2.76	571	4	2.81

Total interest-bearing deposits	25,722	79	1.22	27,409	86	1.24
Short-term borrowings	251	1	1.36	447	1	1.06
Medium- and long-term debt	4,462	27	2.45	5,173	27	2.07

Total interest-bearing sources	30,435	107	1.40	33,029	114	1.37

Noninterest-bearing deposits	14,012			15,079
Accrued expenses and other liabilities	911			813
Common shareholders’ equity	4,990			5,000

Total liabilities and shareholders’ equity	$50,348			$53,921

Net interest income/rate spread (FTE)		$452	3.38		$466	3.24

FTE adjustment		$1			$1

Impact of net noninterest bearing sources of funds			0.48			0.46

Net interest margin (as a percentage of average earning assets) (FTE)			3.86%			3.70%

(1) Average rate based on average historical cost.

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume (FTE) (continued)

	Three Months Ended
	September 30, 2004/September 30, 2003
	Increase	Increase
	(Decrease)	(Decrease)	Net
	Due to	Due to	Increase
(in millions)	Rate	Volume *	(Decrease)
Loans	$—	$(16)	$(16)
Investments securities available-for-sale	4	(5)	(1)
Short-term investments	5	(9)	(4)

Total earning assets	9	(30)	(21)
Interest-bearing deposits	—	(7)	(7)
Short-term borrowings	1	(1)	—
Medium and long-term debt	5	(5)	—

Total interest-bearing sources	6	(13)	(7)

Net interest income/rate spread (FTE)	$3	$(17)	$(14)

* Rate/Volume variances are allocated to variances due to volume.

Table II – Year-to-date Analysis of Net Interest Income & Rate/Volume (FTE)

	Nine Months Ended
	September 30, 2004			September 30, 2003
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate
Commercial loans	$21,997	$669	4.06%	$24,295	$751	4.13%
Real estate construction loans	3,293	129	5.24	3,554	134	5.05
Commercial mortgage loans	7,989	304	5.08	7,452	303	5.44
Residential mortgage loans	1,225	52	5.71	1,178	55	6.21
Consumer loans	2,650	92	4.62	2,452	95	5.16
Lease financing	1,276	39	4.05	1,280	44	4.59
International loans	2,171	73	4.46	2,660	89	4.47
Business loan swap income	—	154	—	—	231	—

Total loans	40,601	1,512	4.97	42,871	1,702	5.31
Investment securities available-for-sale (1)	4,411	111	3.32	4,440	124	3.72
Short-term investments	1,948	25	1.73	1,988	28	1.88

Total earning assets	46,960	1,648	4.68	49,299	1,854	5.03
Cash and due from banks	1,681			1,847
Allowance for loan losses	(805)			(831)
Accrued income and other assets	3,055			3,202

Total assets	$50,891			$53,517

Money market and NOW deposits	$17,772	131	0.99	$17,146	160	1.25
Savings deposits	1,636	5	0.38	1,565	6	0.52
Certificates of deposit	6,110	76	1.66	8,421	111	1.76
Foreign office time deposits	655	12	2.47	639	16	3.30

Total interest-bearing deposits	26,173	224	1.14	27,771	293	1.41
Short-term borrowings	275	2	1.05	622	6	1.24
Medium- and long-term debt	4,607	76	2.22	5,176	84	2.17

Total interest-bearing sources	31,055	302	1.30	33,569	383	1.53

Noninterest-bearing deposits	13,910			14,150
Accrued expenses and other liabilities	897			787
Common shareholders’ equity	5,029			5,011

Total liabilities and shareholders’ equity	$50,891			$53,517

Net interest income/rate spread (FTE)		$1,346	3.38		$1,471	3.50

FTE adjustment		$2			$2

Impact of net noninterest bearing sources of funds			0.44			0.49

Net interest margin (as a percentage of average earning assets) (FTE)			3.82%			3.99%

(1) Average rate based on average historical cost.

Table II – Year-to-date Analysis of Net Interest Income & Rate/Volume (FTE) (continued)

		Nine Months Ended
	September 30, 2004/September 30, 2003
	Increase	Increase
	(Decrease)	(Decrease)	Net
	Due to	Due to	Increase
(in millions)	Rate	Volume *	(Decrease)
Loans	$(107)	$(83)	$(190)
Investments securities available-for-sale	(12)	(1)	(13)
Short-term investments	(2)	(1)	(3)

Total earning assets	(121)	(85)	(206)
Interest-bearing deposits	(46)	(23)	(69)
Short-term borrowings	(1)	(3)	(4)
Medium and long-term debt	2	(10)	(8)

Total interest-bearing sources	(45)	(36)	(81)

Net interest income/rate spread (FTE)	$(76)	$(49)	$(125)

* Rate/Volume variances are allocated to variances due to volume.

Provision for Loan Losses

     There was no provision for loan losses for the third quarter of 2004 compared to $83 million for the same period in 2003. The provision for the first nine months of 2004 was $85 million compared to $300 million for the same period in 2003. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed in the section entitled “Allowance for Loan Losses and Nonperforming Assets.” The decrease in the provision for loan losses in the three and nine month periods ended September 30, 2004 over the comparable periods last year is primarily the result of improving credit quality trends, which are reflective of improved economic conditions in the Michigan market, where the Corporation has a geographic concentration of credit. Upturns in the Southeast Michigan Purchasing Management Survey and Michigan Business Activity Indices began in the fourth quarter of 2003 and accelerated in the first half of 2004. Forward-looking indicators suggest this positive movement should continue, but not accelerate, for the remainder of 2004 and 2005.

Noninterest Income

     Noninterest income was $206 million for the three months ended September 30, 2004, a decrease of $15 million, or seven percent, over the same period in 2003. Noninterest income in the third quarter of 2004 included $6 million of net securities losses, principally due to a credit-related write-down of an investment in a private equity fund that is consolidated on the Corporation’s balance sheet, and $3 million of income distributions (net of write-downs) from unconsolidated venture capital and private equity investments, compared to $4 million of net securities gains and insignificant income distributions (net of write-downs) from unconsolidated venture capital and private equity investments in the third quarter of 2003. In addition, activity-based fees, defined as service charges on deposit accounts, commercial lending fees and letter of credit fees, were $88 million for the quarter ended September 30, 2004, a decrease of $5 million from the comparable quarter in 2003.

     For the first nine months of 2004, noninterest income was $654 million, a decrease of $13 million, or two percent, from the first nine months of 2003. In the first nine months of 2004, the Corporation recognized warrant income of $6 million, a $7 million net gain on the sale of a portion of the Corporation’s merchant card processing business and $10 million of income distributions (net of write-downs) from unconsolidated venture capital and private equity investments, compared to warrant income of $1 million and a write-down (net of income distributions) of $8 million from unconsolidated venture capital and private equity investments recognized in the nine months ended September 30, 2003. Noninterest income in the first nine months of 2003 also included $46 million in net securities gains. Activity-based fees, as defined above, declined $6 million to $268 million for the first nine months of 2004 from the comparable period in 2003.

     Management currently expects low single-digit noninterest income growth, excluding securities gains, in the full-year 2004 compared to 2003.

Noninterest Expenses

     Noninterest expenses were $372 million for the quarter ended September 30, 2004, a decrease of $5 million, or one percent, from the comparable quarter in 2003. The decrease in noninterest expenses is primarily due to a $7 million reduction in stock-based compensation due to employee forfeitures and revisions to employee forfeiture assumptions for stock options. Litigation and operational losses, which include traditionally defined operating losses, such as fraud or processing problems, as well as uninsured losses and losses triggered by litigation, increased $10 million in the third quarter of 2004, when compared with the third quarter of 2003. These expenses are subject to fluctuation due to timing of insurance receipts and litigation settlements. This increase was substantially offset by a decline in other noninterest expenses. Severance expense was $1 million in both the third quarter 2004 and the third quarter 2003.

     Noninterest expenses for the nine months ended September 30, 2004 were $1,113 million, an increase of $9 million, or one percent, from the first nine months of 2003. Salary and employee benefits expenses increased $16 million, to $686 million in the third quarter of 2004, from $670 million in the third quarter of 2003 as a result of annual merit increases, increased levels of management incentive expense and severance expenses, partially offset by a full-time equivalent employee reduction in staff size of approximately 400 employees from September 30, 2003 to September 30, 2004. Litigation and operational losses, as defined in the quarterly discussion above, were $27 million in the first nine months of 2004, an increase of $13 million from the comparable period last year. These increases were partially offset by a decline in other noninterest expenses, including a $4 million decline in the provision for credit losses on lending-related commitments. For the first nine months of 2004, severance expense was $8 million, compared to $1 million for the same period in 2003.

     Management is currently targeting to reduce full-year 2004 noninterest expenses by $5 million — $10 million from 2003 levels, excluding severance expenses. Management expects total 2004 noninterest expenses, including severance expenses, to hold flat with 2003.

Provision for Income Taxes

     The provision for income taxes for the third quarter of 2004 was $89 million, compared to $69 million for the same period a year ago. The effective tax rate was 31 percent for both the third quarter of 2004 and 2003. The provision for the first nine months of 2004 was $250 million compared to $229 million for the same period in 2003. The effective tax rate was 31 percent for both the first nine months of 2004 and 2003. Taxes in the first nine months of 2004 were reduced by a $4 million (after-tax) adjustment to the state tax reserves that resulted from the first quarter of 2004 settlement of a tax liability with the state of California. Management currently expects the effective tax rate to be 31 percent to 32 percent for the full-year 2004.

Strategic Lines of Business

     The Corporation’s operations are strategically aligned into three major lines of business: the Business Bank, Small Business and Personal Financial Services, and Wealth and Institutional Management. These lines of business are differentiated based on the products and services provided. In addition to the three major lines of business, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these lines of business or the Finance Division. Note 11 to the consolidated financial statements presents financial results of these businesses for the nine months ended September 30, 2004 and 2003. For a description of the business activities of each line of business and the methodologies, which form the basis for these results, refer to Note 26 in the Corporation’s 2003 Annual Report. In the second quarter of 2004, the Corporation changed the assumptions used in allocating internal funding credits for deposits to better capture the value of deposits in line of business and market segment reports. Accordingly, the Corporation has adjusted current and prior year information to reflect these new assumptions.

     The following table presents net income (loss) by line of business.

	Nine Months Ended
(dollar amounts in millions)	September 30, 2004		September 30, 2003
Business Bank	$526	72%	$452	73%
Small Business and Personal Financial Services	136	19	127	21
Wealth and Institutional Management	64	9	36	6

	726	100%	615	100%
Finance	(121)		(78)
Other	(55)		(34)

	$550		$503

     The Business Bank’s net income increased $74 million, or 16 percent, to $526 million in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. Contributing to this increase was a $199 million decline in the provision for loan losses, primarily the result of improving credit quality trends, as discussed in “Provision for Loan Losses” above. Also contributing was a $15 million increase in noninterest income and a $21 million decrease in noninterest expenses. The increase in noninterest income was primarily due to a $20 million increase in income distributions (net of write-downs) from unconsolidated venture capital and private equity investments and a $7 million net gain on the sale of a portion of the Corporation’s merchant card processing business, partially offset by a $7 million decrease in net securities gains. The decrease in noninterest expenses was primarily due to a $13 million decline in corporate overhead expenses, a majority of which was due to timing differences between when an expense was reflected as a consolidated expense and when allocated to the segments, and a $10 million decline in salaries and related employee benefit expenses. Partially offsetting these increases to net income was a $123 million decline in net interest income, primarily due to a $2.6 billion (8 percent) decline in average loans and lower funding credits received on liabilities and equity.

     Small Business and Personal Financial Services’ net income increased $9 million, or seven percent, to $136 million for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. The increase in net income was primarily due to a $14 million decline in the provision for loan losses and a $26 million decline in noninterest expenses, partially offset by a $24 million decrease in net interest income. The decline in noninterest expenses was primarily due to a $12 million decrease in corporate overhead expenses, a majority of which was due to timing differences between when an expense was reflected as a consolidated expense and when allocated to the segments, a $7 million decline in processing charges due to lower branch and other consumer related activity and a $2 million decrease in the provision for credit losses on lending-related commitments. The decline in net interest income was primarily due to lower funding credits received on liabilities and equity.

     Wealth and Institutional Management’s net income increased $28 million, or 77 percent, to $64 million for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. The increase in net income is primarily the result of a $20 million decline in the provision for loan losses and a $12 million increase in noninterest income, largely due to increases in fiduciary income and investment advisory fees.

     The net loss for the Finance division was $121 million for the nine months ended September 30, 2004, compared to a net loss of $78 million for the nine months ended September 30, 2003. The higher net loss resulted primarily from a $40 million decline in net securities gains.

     The net loss for the Other category was $55 million for the nine months ended September 30, 2004, compared to a net loss of $34 million for the nine months ended September 30, 2003. The primary reason for the higher net loss was an $18 million increase in unallocated loan loss provision.

Market Segments

     The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic regions: Midwest and Other Markets, Western, Texas, and Florida. Note 11 to the consolidated financial statements presents financial results of these market segments for the nine months ended September 30, 2004 and 2003.

     The following table presents net income (loss) by market segment.

	Nine Months Ended
(dollar amounts in millions)	September 30, 2004		September 30, 2003
Midwest and Other Markets	$412	57%	$325	53%
Western	229	31	217	35
Texas	72	10	63	10
Florida	13	2	10	2

	726	100%	615	100%
Finance and Other Businesses	(176)		(112)

	$550		$503

     Midwest and Other Markets’ net income increased $87 million, or 27 percent, to $412 million for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. Contributing to this increase was a $177 million decline in the provision for loan losses, primarily the result of improving credit quality trends, as discussed in “Provision for Loan Losses” above. Also contributing were a $16 million increase in noninterest income and an $18 million decline in noninterest expenses. The increase in noninterest income was primarily due to a $19 million increase in income distributions (net of write-downs) from unconsolidated venture capital and private equity investments, offset by a $6 million decrease in net securities gains. The decrease in noninterest expenses was primarily due to a $17 million decline in corporate overhead expenses, a majority of which was due to timing differences between when an expense was reflected as a consolidated expense and when allocated to the segments. Partially offsetting these increases to net income was an $81 million decline in net interest income, primarily due to a $1.9 billion (8 percent) decline in average loans and lower funding credits received on liabilities and equity.

     The Western Region’s net income increased $12 million, or six percent, to $229 million for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. Contributing to this increase were a $41 million decline in the provision for loan losses and a $24 million decline in noninterest expenses. The decline in noninterest expenses was primarily due to a $9 million decline in corporate overhead expenses, a majority of which was due to timing differences between when an expense was reflected as a consolidated expense and when allocated to the segments, and a $9 million decrease in salaries and related employee benefits expenses. Partially offsetting these increases to net income was a $50 million decline in net interest income, primarily from lower funding credits received on liabilities and equity, and a $477 million (4 percent) decline in loan balances. Of the $50 million decline in net interest income, $29 million was due to lower title and escrow deposits in the Corporation’s Financial Services Group.

     The Texas Region’s net income increased $9 million, or 14 percent, to $72 million for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. Contributing to this increase was a $16 million decline in the provision for loan losses and an $11 million decline in noninterest expenses. The decline in noninterest expenses was primarily due to $4 million decrease in corporate overhead expenses, a $2 million decrease in salaries and related employee benefits expenses and a $2 million decrease in the provision for credit losses on lending-related commitments. Partially offsetting these increases to net income was a $14 million decline in net interest income, primarily due to a $438 million (10 percent) decline in average deposits, which reduced the region’s funding credits.

     The Florida Region’s net income increased $3 million, or 30 percent, to $13 million for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. Noninterest expenses decreased $3 million, primarily due to insurance proceeds related to a legal settlement.

     The net loss for the Finance and Other Businesses segment was $176 million for the nine months ended September 30, 2004, compared to a net loss of $112 million for the nine months ended September 30, 2003. The higher net loss was primarily due to a $40 million decline in net securities gains and an $18 million increase in unallocated loan loss provision.

Financial Condition

     Total assets were $53.0 billion at September 30, 2004 compared with $52.6 billion at year-end 2003 and $54.8 billion at September 30, 2003. Total period end loans decreased one percent from December 31, 2003 to September 30, 2004. Within loans, on an average basis, there was growth in the Private Banking (13 percent), Specialty Businesses (9 percent) and National Dealer Services (6 percent) loan portfolios, from the fourth quarter 2003 to the third quarter 2004. Average loans declined in the same periods in the Global Corporate Banking (11 percent) and Personal Financial Services (7 percent) loan portfolios. Short-term investments increased $1.0 billion from December 31, 2003 to September 30, 2004 as a result of the significant increase in short-term deposits discussed below.

     Management currently expects a mid-single digit decrease in average loans in 2004, when compared to 2003 levels. Year-end 2004 loan balances are expected to remain flat when compared to year-end 2003.

     Total liabilities increased $441 million, or one percent, from $47.5 billion at December 31, 2003, to $47.9 billion at September 30, 2004. Total deposits increased two percent to $42.2 billion at September 30, 2004, from $41.5 billion at year-end. Deposits in the Corporation’s Financial Services Group, which benefit from high home mortgage financing and refinancing activity and some of which are not expected to be long-lived, increased to $9.8 billion at September 30, 2004 from $7.0 billion at December 31, 2003, primarily due to strong mortgage business activity. Medium- and long-term debt decreased $400 million to $4.4 billion at September 30, 2004 from year-end levels, as a result of the maturity of $750 million of medium-term notes, partially offset by the issuance of $100 million in medium-term notes and the issuance of $250 million of subordinated notes.

Allowance for Loan Losses and Nonperforming Assets

     The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by senior management. The Corporation performs a detailed credit quality review quarterly on large business loans and certain large personal purpose loans to individuals that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying projected loss ratios, based on numerous factors identified below, to the loans within each risk rating. In addition, a portion of the allowance is allocated to these remaining loans based on industry specific and geographic risks inherent in certain portfolios, including portfolio exposures to automotive suppliers, retailers, contractors, technology-related, entertainment, air transportation and healthcare industries, small business administration loans and certain Latin American risks. The portion of the allowance allocated to loans originated in the Personal Financial Services division is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis, including information from certain portfolios on migration and loss given default studies from each geographic market. The allocated portion of the allowance was $657 million at September 30, 2004, a decrease of $105 million from December 31, 2003.

     Actual loss ratios experienced in the future may vary from those projected. The uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or identified industry specific and geographic risks. An unallocated portion of the allowance is maintained to capture these probable losses. The unallocated allowance reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses. Factors that were considered in the evaluation of the adequacy of the Corporation’s unallocated allowance include the imprecision in the risk rating system, limited historical perspective in the application of the Corporation’s recently enhanced portfolio analytic tools and the risk associated with new customer relationships. The unallocated portion of the allowance was $72 million at September 30, 2004, an increase of $31 million from December 31, 2003.

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

     At September 30, 2004, the allowance for loan losses was $729 million, a decrease of $74 million from $803 million at December 31, 2003. The allowance for loan losses as a percentage of total period-end loans decreased to 1.83 percent from 1.99 percent at December 31, 2003. The Corporation also had an allowance for credit losses on lending-related commitments of $24 million and $33 million, at September 30, 2004 and December 31, 2003, respectively, which is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets. These lending-related commitments include unfunded loan commitments and letters of credit.

     Nonperforming assets at September 30, 2004 were $388 million, as compared to $538 million at December 31, 2003, a decrease of $150 million, or 28 percent. The allowance for loan losses as a percentage of nonperforming assets increased to 188 percent at September 30, 2004, from 149 percent at December 31, 2003.

     Nonperforming assets at September 30, 2004 and December 31, 2003 were categorized as follows:

	September 30,	December 31,
(in millions)	2004	2003
Nonaccrual loans:
Commercial	$181	$295
Real estate construction
Real estate construction business line	28	21
Other	3	3

Total real estate construction	31	24
Commercial mortgage
Commercial real estate business line	10	3
Other	70	84

Total commercial mortgage	80	87
Residential mortgage	1	2
Consumer	2	7
Lease financing	19	24
International	47	68

Total nonaccrual loans	361	507
Reduced-rate loans	—	—

Total nonperforming loans	361	507
Other real estate	27	30
Nonaccrual debt securities	—	1

Total nonperforming assets	$388	$538

Loans past due 90 days or more and still accruing	$20	$32

     The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2004	June 30, 2004	March 31, 2004
Nonaccrual loans at beginning of period	$404	$489	$507
Loans transferred to nonaccrual (1)	106	63	92
Nonaccrual business loan gross charge-offs (2)	(48)	(71)	(80)
Loans transferred to accrual status (1)	—	—	—
Nonaccrual business loans sold (3)	(16)	(33)	(14)
Payments/Other (4)	(85)	(44)	(16)

Nonaccrual loans at end of period	$361	$404	$489

(1) Based on an analysis of nonaccrual loans with book balances greater than $2 million. (2) Analysis of gross loan charge-offs:

Nonaccrual business loans	$48	$71	$80
Performing business loans	2	1	1
Consumer loans	3	4	3

Total gross loan charge-offs	$53	$76	$84

(3) Analysis of loans sold:

Nonaccrual business loans	$16	$33	$14
Performing watch list loans sold	30	14	18

Total loans sold	$46	$47	$32

(4) Net change related to nonaccrual loans with balances less than $2 million, other than business loan gross charge-offs and nonaccrual loans sold, are included in Payments/Other.

     Loans with balances greater than $2 million transferred to nonaccrual status were $106 million in the third quarter of 2004, up from $63 million and $92 million in the second and first quarters of 2004, respectively. There were two loans greater than $10 million transferred to nonaccrual during the third quarter of 2004. These loans totaled $30 million and are to companies in the automotive industry, one of which was an international customer.

     The following table presents a summary of total internally classified nonaccrual and watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans) at September 30, 2004, June 30, 2004 and December 31, 2003. Consistent with the decrease in nonaccrual loans from December 31, 2003 to September 30, 2004, total nonaccrual and watch list loans decreased both in dollars and as a percentage of the total loan portfolio.

(dollar amounts in millions)	September 30, 2004	June 30, 2004	December 31, 2003
Total nonaccrual and watch list loans	$2,476	$2,639	$3,284
As a percentage of total loans	6.2%	6.6%	8.2%

     The following table presents a summary of nonaccrual loans at September 30, 2004 and loans transferred to nonaccrual and net charge-offs during the three months ended September 30, 2004, based on the Standard Industrial Classification (SIC) code.

			Three Months Ended
(dollar amounts in millions)	September 30, 2004		September 30, 2004
			Loans Transferred		Net
SIC Category	Nonaccrual Loans		To Nonaccrual *		Charge-Offs
Automotive	$92	26%	$30	28%	$10	31%
Real Estate	52	14	7	7	1	4
Services	40	11	5	5	1	4
Non-Automotive Manufacturing	36	10	22	21	3	9
Retail Trade	34	9	—	—	2	6
Transportation	23	6	8	7	1	3
Wholesale Trade	20	6	10	10	2	6
Airline Transportation	19	5	7	6	1	1
Entertainment	11	3	—	—	2	7
Utilities	10	3	2	2	(3)	(8)
Technology Related	10	3	—	—	2	6
Contractors	7	2	9	8	9	25
Other	7	2	6	6	2	6

Total	$361	100%	$106	100%	$33	100%

* Based on an analysis of nonaccrual loans with book balances greater than $2 million.

     Shared National Credit Program (SNC) loans comprised approximately 17 percent of total nonperforming loans at September 30, 2004 and 20 percent at December 31, 2003. SNC loans are facilities greater than $20 million shared by three or more federally supervised financial institutions which are reviewed by regulatory authorities at the agent bank level. SNC loans comprised approximately 15 percent and 14 percent of total loans at September 30, 2004 and December 31, 2003, respectively. SNC loans comprised approximately $1 million of third quarter 2004 total net charge-offs.

     Net charge-offs for the third quarter of 2004 were $33 million, or 0.33 percent of average total loans, compared with $83 million, or 0.79 percent, for the third quarter of 2003. The carrying value of nonaccrual loans as a percentage of contractual value declined to 53 percent at September 30, 2004 compared to 58 percent at December 31, 2003. There was no provision for loan losses for the third quarter of 2004, compared to $83 million for the same period in 2003.

     Management currently expects full-year 2004 average net charge-offs to be approximately 50 basis points.

Capital

     Common shareholders’ equity was $5.0 billion at September 30, 2004, a decrease of $74 million from December 31, 2003. The following table presents a summary of changes in common shareholders’ equity in the first nine months of 2004:

(in millions)
Balance at January 1, 2004	$5,110
Retention of retained earnings (net income less cash dividends declared)	282
Recognition of stock-based compensation expense	26
Net issuance of common stock under employee stock plans	52
Change in accumulated other comprehensive income *	(98)
Repurchase of approximately 6.0 million common shares in the open market	(336)

Balance at September 30, 2004	$5,036

* Includes a decrease in accumulated net gains on cash flow hedges ($91 million) and an increase in net unrealized losses on investment securities available-for-sale ($5 million), due to changes in the interest rate environment.

See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for information regarding the Corporation’s stock repurchases.

     The Corporation’s capital ratios exceed minimum regulatory requirements as follows:

	September 30,	December 31,
	2004	2003
Tier 1 common capital ratio	8.16%	8.04%
Tier 1 risk-based capital ratio (4.00% — minimum)	8.81	8.72
Total risk-based capital ratio (8.00% — minimum)	13.06	12.71
Leverage ratio (3.00% — minimum)	10.28	10.13

     At September 30, 2004, the Corporation and its banking subsidiaries exceeded the ratios required to be considered “well capitalized” (total risk-based capital, tier 1 risk-based capital and leverage ratios greater than 10 percent, 6 percent and 5 percent, respectively).

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation actively manages its material exposure to interest rate risk. Management attempts to evaluate the effect of movements in interest rates on net interest income and uses interest rate swaps and other instruments to manage its interest rate risk exposure. The primary tool used by the Corporation in determining its exposure to interest rate risk is net interest income simulation analysis. The net interest income simulation analysis performed at the end of each quarter reflects changes to both interest rates and loan, investment and deposit volumes. Management evaluates “base” net interest income under what is believed to be the most likely balance sheet structure and interest rate environment. This “base” net interest income is then evaluated against interest rate scenarios that increase and decrease 200 basis points (but no lower than zero percent) from the most likely rate environment. For purposes of this analysis, the rise or decline in short-term interest rates occurs ratably over four months. The measurement of risk exposure at September 30, 2004 for a decline in short-term interest rates to zero percent identified approximately $71 million, or four percent, of forecasted net interest income at risk over the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income would be enhanced by approximately $103 million, or six percent. Corresponding measures of risk exposure at December 31, 2003 were approximately $41 million of net interest income at risk for a decline in rates to zero percent and an approximately $82 million enhancement of net interest income for a 200 basis point rise in rates. Corporate policy limits adverse change to no more than five percent of management’s most likely net interest income forecast and the Corporation is operating within this policy guideline.

     Secondarily, the Corporation utilizes an economic value of equity analysis and a traditional interest sensitivity gap measure as alternative measures of interest rate risk exposure. At September 30, 2004, all three measures of interest rate risk were within established corporate policy guidelines.

     At September 30, 2004, the Corporation had a $127 million portfolio of indirect (through funds) private equity and venture capital investments, and had commitments of $55 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not marketable and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value. The Corporation bases estimates of fair value for the majority of its indirect private equity and venture capital investments on the percentage ownership in the fair value of the entire fund, as reported by the fund management. In general, the Corporation does not have the benefit of the same information regarding the fund’s underlying investments as does fund management. Therefore, after indication that fund management adheres to accepted, sound and recognized valuation techniques, the Corporation generally utilizes the fair values assigned to the underlying portfolio investments by fund management. For those funds where fair value is not reported by fund management, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund management, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other qualitative information, as available. The uncertainty in the economy and equity markets may affect the values of the fund investments.

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

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Management has evaluated, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

 (b) Changes in Internal Controls. During the period to which this report relates, there have not been any changes in the Corporation’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, such controls.

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

     In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation’s SEC reports (accessible on the SEC’s website at www.sec.gov or on the Corporation’s website at www.comerica.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance. The Corporation cautions that these factors are not exclusive.

•	general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected;

•	developments concerning credit quality in various industry sectors may result in an increase in the level of the Corporation’s provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	demand for commercial loans and investment advisory products may not accelerate as expected;

•	the mix of interest rates and maturities of the Corporation’s interest earning assets and interest-bearing liabilities (primarily loans and deposits) may be less favorable than expected;

•	interest rate margin changes may be greater than expected;

•	there could be fluctuations in inflation or interest rates;

•	there could be changes in trade, monetary and fiscal policies, including, but not limited to, the interest rate policies of the Board of Governors of the Federal Reserve System;

•	customer borrowing, repayment, investment and deposit practices generally may be different than anticipated;

•	management’s ability to maintain and expand customer relationships may differ from expectations;

•	the introductions, withdrawal, success and timing of business initiatives and strategies, including, but not limited to the opening of new branches or private banking offices, and plans to grow personal financial services and wealth management, may be less successful or may be different than anticipated;

•	competitive product and pricing pressures among financial institutions within the Corporation’s markets may change;

•	instruments, systems and strategies used to hedge or otherwise manage exposure to various types of market, credit, operational and enterprise-wide risk could be less effective than anticipated, and the Corporation may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk;

•	there could be terrorist activities or other hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation;

•	there could be changes in applicable laws and regulations, including, but not limited to, those concerning taxes, banking, securities, and insurance; and

•	there could be adverse conditions in the stock market.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings, including certain purported class actions, arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, management believes that current reserves are adequate and the amount of any incremental liability arising from these matters will not have a material adverse effect on the Corporation’s consolidated financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On December 1, 2003, the Corporation announced it would resume its share repurchase program pursuant to its August 2001 Board of Directors’ resolutions, authorizing the repurchase of up to 10 million shares of the Corporation’s outstanding common stock. On March 23, 2004, the Board of Directors of the Corporation authorized the additional purchase of up to 10 million shares of Comerica Incorporated outstanding common stock. All share repurchases under the Corporation’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The following table summarizes the Corporation’s share repurchase activity for the nine months ended September 30, 2004.

				Maximum
				Number of
	Total		Total Number of Shares	Shares that May
(shares in millions)	Number of Shares	Average Price	Purchased as Part of Publicly Announced Plans	Yet be Purchased Under the Plans
Month Ended	Purchased	Paid Per Share	or Programs	or Programs
January 31, 2004	0.5	$57.62	0.5	4.3
February 29, 2004	0.7	56.93	0.7	3.6
March 31, 2004*	1.2	54.83	1.2	12.4
April 30, 2004	0.3	52.10	0.3	12.1
May 31, 2004	0.4	53.23	0.4	11.7
June 30, 2004	1.4	55.29	1.4	10.3
July 31, 2004	0.3	58.12	0.3	10.0
August 31, 2004	0.6	58.66	0.6	9.4
September 30, 2004	0.6	59.81	0.6	8.8

Total	6.0	$56.24	6.0	8.8

* Total remaining share repurchase authorization includes the 10 million share repurchase resolution announced on March 23, 2004.

ITEM 6. Exhibits

(10.1)	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Incentive Plan for Non-Employee Directors

(10.2)	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (Cliff Vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan

(10.3)	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (Non-Cliff Vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan

(10.4)	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan

(10.5)	Form of Standard Comerica Incorporated No Sale Agreement under the Amended and Restated Comerica Incorporated Management Incentive Plan

(10.6)	Comerica Incorporated Amended and Restated Employee Stock Purchase Plan

(11)	Statement re: Computation of Net Income Per Common Share

(31.1)	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(32)	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED (Registrant)
/s/ Elizabeth S. Acton
Elizabeth S. Acton
Executive Vice President and Chief Financial Officer

/s/ Marvin J. Elenbaas
Marvin J. Elenbaas
Senior Vice President and Controller (Principal Accounting Officer)

Date: November 5, 2004

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Incentive Plan for Non-Employee Directors

10.2	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (Cliff Vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan

10.3	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (Non-Cliff Vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan

10.4	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan

10.5	Form of Standard Comerica Incorporated No Sale Agreement under the Amended and Restated Comerica Incorporated Management Incentive Plan

10.6	Comerica Incorporated Amended and Restated Employee Stock Purchase Plan

11	Statement re: Computation of Net Income Per Common Share

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)