Form 10-K
period 2004-12-31
COMERICA INC /NEW/
filed 2005-03-03
CIK 28412

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”)

For the fiscal year ended December 31, 2004.

Commission file number 1-10706

COMERICA INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation)	38-1998421 (IRS Employer Identification Number)

Comerica Tower at Detroit Center
500 Woodward Avenue, MC 3391
Detroit, Michigan 48226

(Address of Principal Executive Offices)(Zip Code)

(248) 371-5000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

·Common Stock, $5 par value

·Rights to acquire Series D Preferred Stock, no par value

These securities are registered on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Exchange Act:

·7 1/4% Subordinated Notes due in 2007

·9.98% Series B Capital Securities of Imperial Capital Trust I due 2026*

·7.60% Trust Preferred of Comerica Capital Trust I due 2050

*	The registrant has reporting obligations for these securities, which were acquired in connection with the merger of Imperial Bancorp with and into Comerica Holdings Incorporated, a wholly-owned subsidiary of the registrant. As a result of the merger, Imperial Capital Trust I became a wholly-owned indirect subsidiary of the registrant.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

At June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of $8,915,533,034 based on the closing price on the New York Stock Exchange on that date of $54.88 per share and 162,455,048 shares of common stock held by non-affiliates. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica’s Trust Department holds for Comerica and Comerica’s employee plans, and all common shares the registrant’s directors and executive officers hold, are held by affiliates.

At February 25, 2005, the registrant had outstanding 170,197,221 shares of its common stock, $5 par value.

Documents Incorporated
by Reference:

1.     Parts I and II:
Items 1, 6-8 and 9A—Annual Report to Shareholders for the year ended December 31, 2004.

2.     Part III:
Items 10-14—Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005.

PART I

Item 1. Business

GENERAL

Comerica Incorporated (“Comerica” or the “Corporation”) is a financial services company, incorporated under the laws of the State of Delaware, and headquartered in Detroit, Michigan. As of December 31, 2004, it was among the 20 largest commercial banking companies in the United States and the largest financial holding company headquartered in Michigan in terms of both total assets and total deposits. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank (formerly Comerica Bank-Detroit), one of Michigan’s oldest banks (“Comerica Bank”). As of December 31, 2004, Comerica owned directly or indirectly all the outstanding common stock of three active banking and 49 non-banking subsidiaries. At December 31, 2004, Comerica had total assets of approximately $51.8 billion, total deposits of approximately $40.9 billion, total loans (net of unearned income) of approximately $40.8 billion and common shareholders’ equity of approximately $5.1 billion.

BUSINESS STRATEGY

Comerica has strategically aligned its operations into three major lines of business: the Business Bank, Small Business and Personal Financial Services, and Wealth and Institutional Management. In addition to the three major lines of business, the Finance Division is also reported as a segment.

The Business Bank is primarily comprised of the following business units: middle market, commercial real estate, national dealer services, global finance, large corporate, leasing, financial services group, and technology and life sciences. This line of business meets the needs of medium-size businesses, multinational corporations and governmental entities by offering a variety of financial products and services, including commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services and loan syndication services.

Small Business and Personal Financial Services includes small business banking (entities with annual sales under $10 million) and personal financial services, consisting of consumer lending, consumer deposit gathering and mortgage loan origination. In addition to a full range of financial services provided to small business customers, this line of business offers a variety of consumer products, including deposit accounts, installment loans, credit cards, student loans, home equity lines of credit, and residential mortgage loans.

Wealth and Institutional Management offers products and services consisting of personal trust, which is designed to meet the personal financial needs of affluent individuals (as defined by individual net income or wealth), private lending, institutional trust, retirement services, investment management and advisory services (including Munder Capital Management), investment banking, and discount securities brokerage services. This line of business also offers the sale of mutual fund and annuity products, as well as life, disability and long-term care insurance products.

The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities. This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity gap and earnings simulation analysis, and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk.

In addition, Comerica has positioned itself to deliver financial services in its four primary geographic regions: Midwest and Other Markets, Western, Texas, and Florida. Midwest and Other Markets includes all markets in which the Corporation has operations except for the Western, Texas and Florida regions, as described below. Substantially all of the Corporation’s international operations are included in the Midwest and Other Markets segment. Currently, Michigan operations represent the significant majority of the Midwest and Other Markets geographic region.

The Western region consists of the states of California, Arizona, Nevada, Colorado and Washington. Currently, California operations represent the significant majority of the Western region.

The Texas and Florida regions consist of the states of Texas and Florida, respectively.

We provide financial information for our segments: (1) under the caption, “Strategic Lines of Business” on pages 35 through 37 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, which pages are hereby incorporated by reference; and (2) in Note 24 of the Notes to Financial Statements located on pages 104 through 108 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, which pages are hereby incorporated by reference.

We provide information about the net interest income and noninterest income we received from our various classes of products and services: (1) under the caption, “Table 2: Analysis of Net Interest Income” on page 25 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, which page is hereby incorporated by reference; and (2) under the caption “Noninterest Income” on pages 31 through 33 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, which pages are hereby incorporated by reference.

We provide information on risks attendant to foreign operations under the caption, “Provision and Allowance for Loan Losses” on pages 29 through 31 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, which pages are hereby incorporated by reference.

COMPETITION

The financial services business is highly competitive. The Corporation’s banking subsidiaries compete primarily with banks based in its primary areas of operations in the United States for loans, deposits and trust accounts. Through its offices in Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Massachusetts, Michigan, Minnesota, North Carolina, Nevada, New Jersey, New York, Ohio, Oregon, Pennsylvania, Tennessee, Texas, Virginia and Washington, Comerica competes with other financial institutions for various deposits, loans and other products and services.

At year-end 2004, Comerica was the largest financial holding company headquartered in Michigan in terms of total assets and deposits. Based on the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) and the Gramm-Leach-Bliley Act as described below, Comerica believes that the level of competition in all geographic markets will increase in the future. In addition to banks, Comerica’s banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies, credit unions, insurance companies and securities firms.

SUPERVISION AND REGULATION

Banks, bank holding companies and financial institutions are highly regulated at both the state and federal level. Comerica is subject to supervision and regulation at the federal level by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended.

The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company registered as a financial holding company can engage. The conditions to be a financial holding company include, among others, the requirement that each depository institution subsidiary of the holding company be well capitalized and well managed.

Comerica became a financial holding company in 2000. As a financial holding company, Comerica may affiliate with securities firms and insurance companies and engage in activities that are financial in nature. Activities that are “financial in nature” include, but are not limited to: securities underwriting; securities dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; travel agent services; and activities that the FRB has determined to be financial in nature or incidental or complementary to a financial activity, provided that it does not pose a substantial risk to the safety or soundness of the depository institution or the financial system generally. A bank holding company that is not also a financial holding company is limited to engaging in banking and other activities previously determined by the FRB to be closely related to banking.

Comerica Bank is chartered by the State of Michigan and at this level is primarily supervised and regulated by the Division of Financial Institutions, Office of Financial and Insurance Services of the Michigan Department of Labor and Economic Growth. Comerica Bank & Trust, National Association is chartered under federal law and subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”). Comerica Bank and Comerica Bank & Trust, National Association, are members of the Federal Reserve System (“FRS”). The deposits of both the foregoing banks are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. Comerica Bank-Mexico, S.A. is chartered under the laws of Mexico and is supervised and regulated by the Ministry of Finance and Public Credit, the Bank of Mexico, and the Mexican National Banking Commission.

The FRB supervises non-banking activities conducted by companies directly and indirectly owned by Comerica Incorporated. In addition, Comerica’s non-banking subsidiaries are subject to supervision and regulation by various state, federal and self-regulatory agencies, including, but not limited to, the National Association of Securities Dealers, Inc. (in the case of Comerica Securities, Inc. and Comerica Capital Markets Corporation), the Department of Insurance of the State of Michigan (in the case of Comerica Insurance Services, Inc.), and the Securities and Exchange Commission (in the case of Comerica Securities, Inc., Comerica Capital Markets Corporation, and Munder Capital Management, the Corporation’s investment advisory subsidiary).

In most cases, no FRB approval is required for Comerica to acquire a company engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior FRB approval, however, is required before Comerica may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company or bank. If any subsidiary bank of Comerica were to receive a rating under the Community Reinvestment Act of 1977 of less than satisfactory, Comerica would be prohibited from engaging in certain activities. If any subsidiary bank of Comerica were to cease being “well capitalized” or “well managed” under applicable regulatory standards, the FRB could place limitations on the Corporation’s ability to conduct the broader financial activities permissible for financial holding companies or impose limitations or conditions on the conduct or activities of the Corporation or its affiliates. If the deficiencies persisted, the FRB could order Comerica to divest any subsidiary bank or to cease engaging in any activities permissible for financial holding companies that are not permissible for bank holding companies, or Comerica could elect to conform its non-banking activities to those permissible for a bank holding company that is not also a financial holding company.

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the FRB, limit borrowings by Comerica and its nonbank subsidiaries from its affiliate insured depository institutions, and also limit various other transactions between Comerica and its nonbank subsidiaries, on the one hand, and its affiliate insured depository institutions, on the other. For example, Section 23A of the Federal Reserve Act limits the aggregate outstanding amount of any insured depository institution’s loans and other “covered transactions” with any particular nonbank affiliate to no more than 10% of the institution’s total capital and limits the aggregate outstanding amount of any insured depository institution’s covered transactions with all of its nonbank affiliates to no more than 20% of its total capital. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loans to its nonbank affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its nonbank affiliates be on arms-length terms.

Set forth below are summaries of selected laws and regulations applicable to Comerica and its domestic banks and other subsidiaries. The summaries are not complete, are qualified in their entirety by references to the particular statutes and regulations, and are not intended as legal advice. A change in applicable law or regulation could have a material effect on the business of Comerica.

Interstate Banking and Branching

Pursuant to the Interstate Act, a bank holding company may acquire banks in states other than its home state, without regard to the permissibility of such acquisition under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to and following the proposed acquisition, control no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such amount as established by state law if such amount is lower than 30%).

The Interstate Act also authorizes banks to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branches in other states, thereby creating interstate branching, provided that in the case of purchasing branches and establishing new branches in a state in which it does not already have banking operations, such state must have “opted-in” to the Interstate Act by enacting a law permitting such branch purchases or de novo branching and, in the case of mergers, such state must not have “opted-out” of that portion of the Interstate Act.

As permitted by the Interstate Act, Comerica has consolidated most of its banking business into one bank, Comerica Bank, with branches in Michigan, California, Texas, Florida, and Arizona.

Dividends

Comerica is a legal entity separate and distinct from its banking and other subsidiaries. Most of Comerica’s revenues result from dividends its bank subsidiaries pay it. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks to Comerica, as well as by Comerica to its shareholders. Certain, but not all, of these requirements are discussed below.

Comerica Bank and Comerica Bank & Trust, National Association are required by federal law to obtain the prior approval of the FRB or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank’s retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound business practices and could prohibit the payment of dividends under circumstances in which such payment could be deemed an unsafe and unsound banking practice. In addition, Comerica Bank is also subject to limitations under state law regarding the amount of earnings that may be paid out as dividends, and require prior approval for payments of dividends that exceed certain levels.

At January 1, 2005, Comerica’s subsidiary banks, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $470 million from retained net profits of the preceding two years, plus an amount approximately equal to the retained net profits (as measured under current regulations), if any, earned for the period from January 1, 2005 through the date of declaration. Comerica’s subsidiary banks declared dividends of $691 million in 2004, $354 million in 2003 and $647 million in 2002 without the need for prior governmental approvals.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which, among others, include a Tier 1 and total risk-based capital measure and a leverage ratio capital measure.

Regulations establishing the specific capital tiers provide that, for a depository institution to be well capitalized, it must have a total risk-based capital ratio of at least 10% and a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized, it must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a Tier 1 leverage ratio of at least 4% (and in some cases 3%). Under certain circumstances, the appropriate banking agency may treat a well capitalized, adequately capitalized or undercapitalized institution as if the institution were in the next lower capital category.

As of December 31, 2004, the Corporation and all of its banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” under these regulations.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to limitations on growth and certain activities and are required to submit an acceptable capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee for a specific time period that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5% of the depository institution’s total assets at the time it became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit or implement an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions are subject to a number of requirements and restrictions. Specifically, such a depository institution may be required to do one or more of the following, among other things: sell sufficient voting stock to become adequately capitalized, reduce the interest rates it pays on deposits, reduce its rate of asset growth, dismiss certain senior executive officers or directors, or stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator or such other action as the FDIC and the applicable federal banking agency shall determine appropriate.

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

Capital Requirements

Comerica and its bank subsidiaries are subject to risk-based capital requirements and guidelines imposed by the FRB and/or the OCC.

For this purpose, a depository institution’s or holding company’s assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A depository institution’s or holding company’s capital, in turn, is divided into two tiers: core (“Tier 1”) capital, which includes common equity, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and related surplus (excluding auction rate issues) and a limited amount of cumulative perpetual stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; and supplementary (“Tier 2”) capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt, and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

The Corporation, like other bank holding companies, currently is required to maintain Tier 1 and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2004, the Corporation met both requirements, with Tier 1 and total capital equal to 8.77% and 12.75% of its total risk-weighted assets.

The Corporation is also required to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% to 5%, depending upon criteria defined and assessed by the FRB. The Corporation’s leverage ratio of 10.37% at December 31, 2004 reflects the nature of the Corporation’s balance sheet and demonstrates a commitment to capital adequacy.

As an additional means to identify problems in the financial management of depository institutions, FDICIA requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions any such agency supervises. The standards relate generally to, among others, earnings, liquidity, operations and management, asset quality, various risk and management exposures (e.g., credit, operational, market, interest rate, etc.) and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

FDIC Insurance Assessments

Comerica’s subsidiary banks are subject to FDIC deposit insurance assessments to maintain the Bank Insurance Fund (“BIF”) and the Savings Insurance Fund (the “SAIF”). As of December 31, 2004, the Corporation’s banking subsidiaries held approximately $38.4 billion and $1.0 billion, respectively, of BIF- and SAIF-assessable deposits. The Corporation currently pays no deposit insurance assessments on the BIF- or SAIF-assessable deposits under the FDIC’s risk related assessment system but paid the FDIC $6.2 million in the year ended December 31, 2004 on the BIF- and SAIF-assessable deposits under a separate assessment program.

Enforcement Powers of Federal Banking Agencies

The FRB and other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws or regulations could subject Comerica or its banking subsidiaries, as well as officers and directors of these organizations, to administrative sanctions and potentially substantial civil penalties.

Future Legislation

Changes to the laws of the states and countries in which the Corporation and its subsidiaries do business could affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. Comerica cannot accurately predict whether such changes will occur or, if they occur, the ultimate effect they would have upon the financial condition or results of operations of the Corporation.

EMPLOYEES

As of December 31, 2004, Comerica and its subsidiaries had 10,275 full-time and 1,239 part-time employees.

AVAILABLE INFORMATION

The Corporation maintains an Internet website at www.comerica.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after those reports are filed with or furnished to the U.S. Securities and Exchange Commission. The Code of Business Conduct and Ethics and the Senior Financial Officer Code of Ethics adopted by the Corporation are also available on the Internet website and are available in print to any shareholder who requests them. Such requests should be made in writing to the Corporate Secretary at Comerica Incorporated, Comerica Tower at Detroit Center, 500 Woodward Avenue, MC 3381, Detroit, Michigan 48226.

Item 2. Properties

The executive offices of the Corporation are located in the Comerica Tower at Detroit Center, 500 Woodward Avenue, Detroit, Michigan 48226. Comerica and its subsidiaries occupy 14 floors of the building, which is leased through Comerica Bank from an unaffiliated third party. The leases at this building extend through January 2007. As of December 31, 2004, Comerica, through its banking affiliates, operated a total of 435 banking branches, trust services locations, and loan production or other financial services offices, primarily in the States of Michigan, California, Texas and Florida. Of these offices, 222 were owned and 213 were leased. Affiliates also operate from leased spaces in Phoenix, Arizona; Denver, Colorado; Darien, Connecticut; Wilmington, Delaware; Atlanta, Georgia; Barrington, Chicago and Oakbrook Terrace, Illinois; Indianapolis, Indiana; Boston, Massachusetts; Minneapolis, Minnesota; Durham, North Carolina; Princeton and Sea Girt, New Jersey; Las Vegas, Nevada; New York, New York; Beachwood and West Chester, Ohio; Portland, Oregon; King of Prussia, Pennsylvania; Memphis, Tennessee; Reston, Virginia; Bellevue, Washington; Sao Paulo, Brazil; Guadalajara, Mexico; Mexico City, Mexico; Queretaro, Mexico; Monterey, Mexico; Wanchai, Hong Kong; Toronto, Ontario, Canada and Windsor, Ontario, Canada.

The Corporation and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, a ten-story building in the central business district of Detroit that houses certain departments of the Corporation and Comerica Bank, and a building in Auburn Hills, Michigan, used mainly for lending functions and operations.

An unaffiliated third party holds title to Comerica’s operations center building in Auburn Hills, Michigan under a sale/leaseback agreement, though Comerica has entered into an agreement with such third party to purchase the operations center building. The operations center is occupied by various departments of the Corporation and Comerica Bank.

Item 3. Legal Proceedings

The Corporation and certain of its subsidiaries are subject to various pending and threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of any such matters will be; however, based on current knowledge and after consultation with legal counsel, management believes that current reserves, determined in accordance with SFAS No. 5, “Accounting for Contingencies,” are adequate and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The Corporation did not submit any matters for a shareholders’ vote in the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Common Stock

The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 25, 2005, there were approximately 15,376 record holders of the Corporation’s common stock.

Sales Prices and Dividends

Quarterly cash dividends were declared during 2004 and 2003 totaling $2.08 and $2.00 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Corporation’s common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2004 and 2003, as well as dividend information.

			Dividends	Dividend*
Quarter	High	Low	Per Share	Yield

2004

Fourth	$63.80	$57.81	$0.52	3.4%

Third	61.48	53.00	0.52	3.6

Second	56.99	50.45	0.52	3.9

First	59.23	52.30	0.52	3.7

2003

Fourth	$56.34	$46.38	$0.50	3.9%

Third	49.75	45.28	0.50	4.2

Second	53.58	37.79	0.50	4.4

First	46.74	37.10	0.50	4.8

*	Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2004

Number of
	securities to be		Number of securities
	issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding	outstanding	equity compensation plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	16,769,614	$52.03	7,882,393	(2)(3)
Equity compensation plans not approved by security holders (4)	304,286	$52.37	0
Total	17,073,900	$52.04	7,882,393

(1) Consists of options to acquire shares of common stock, par value $5.00 per share, issued under the Corporation’s Amended and Restated 1997 Long-Term Incentive Plan, the 1991 Long-Term Incentive Plan, the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors, the Imperial Bank Stock Option Plan (assumed by the Corporation in connection with its acquisition of Imperial Bank), and the Metrobank 1988 Stock Option Plan (assumed by the Corporation in connection with its acquisition of Metrobank). Does not include 4,472 restricted stock units equivalent to shares of common stock issued under the Comerica Incorporated Incentive Plan for Non-Employee Directors and outstanding as of December 31, 2004, or 630,267 shares of restricted stock issued under the Corporation’s Amended and Restated 1997 Long-Term Incentive Plan and outstanding as of December 31, 2004. There are no shares available for future issuances under any of these plans other than the Comerica Incorporated Incentive Plan for Non-Employee Directors and the Corporation’s Amended and Restated 1997 Long-Term Incentive Plan. The Comerica Incorporated Incentive Plan for Non-Employee Directors was approved by the shareholders on May 18, 2004. The Amended and Restated 1997 Long-Term Incentive Plan was initially approved by the shareholders on May 16, 1997, with the most recent amendments to the plan that required shareholder approval approved on May 22, 2001.

(2) Does not include shares of common stock purchased by employees under the Amended and Restated Employee Stock Purchase Plan, or contributed by Comerica on behalf of the employees. The Amended and Restated Employee Stock Purchase Plan was ratified and approved by the shareholders on May 18, 2004. Five million shares of Comerica’s common stock have been registered for sale or awards to employees under the Amended and Restated Employee Stock Purchase Plan. As of December 31, 2004, 1,044,163 shares had been purchased by or contributed on behalf of employees, leaving 3,955,837 shares available for future sale or awards. If these shares available for future sale or awards under the Employee Stock Purchase Plan were included, the number shown in column (c) would be 11,838,230.

(3) These shares are available for future issuance under the Corporation’s Amended and Restated 1997 Long-Term Incentive Plan in the form of options, stock appreciation rights, restricted stock or other performance or non-

performance related awards and under the Incentive Plan for Non-Employee Directors in the form of options, stock appreciation rights, restricted stock, restricted stock units or other equity-based awards. Under the Long-Term Incentive Plan, not more than a total of 2.4 million shares may be used for restricted stock awards and not more than 2 million shares are available for issuance pursuant to the exercise of incentive stock options. Further, no eligible individual during any calendar year may receive more than the lesser of (i) 15% of the shares available for awards during such calendar year, or (ii) 350,000 shares.

(4) Consists of options to acquire shares of common stock, par value $5.00 per share, issued under the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors of Comerica Bank and Affiliated Banks. This plan was terminated on March 23, 2004, and consequently, no shares are available for future issuance.

Most of the equity awards made by the Corporation are granted under the shareholder-approved Amended and Restated 1997 Long-Term Incentive Plan. Plans not approved by the Corporation’s shareholders include:

Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors of Comerica Bank and Affiliated Banks (Terminated March 2004) — Under the plan, the Corporation granted options to acquire up to 450,000 shares of common stock, subject to equitable adjustment upon the occurrence of events such as stock splits, stock dividends or recapitalizations. After each annual meeting of shareholders, each member of the Board of Directors of a subsidiary bank of the Corporation who was not an employee of the Corporation or of any of its subsidiaries nor a director of the Corporation (the “Eligible Directors”) automatically was granted an option to purchase 2,500 shares of the common stock of the Corporation. Option grants under the plan were in addition to annual retainers, meeting fees and other compensation payable to Eligible Directors in connection with their services as directors. The plan is administered by a committee of the Board of Directors. With respect to the automatic grants, the Committee does not and did not have discretion as to matters such as the selection of directors to whom options will be granted, the timing of grants, the number of shares to become subject to each option grant, the exercise price of options, or the periods of time during which any option may be exercised. In addition to the automatic grants, the committee could grant options to the Eligible Directors in its discretion. The exercise price of each option granted was the fair market value of each share of common stock subject to the option on the date the option was granted. The exercise price is payable in full upon exercise of the option and may be paid in cash or by delivery of previously owned shares. The committee may change the option price per share following a corporate reorganization or recapitalization so that the aggregate option price for all shares subject to each outstanding option prior to the change is equivalent to the aggregate option price for all shares or other securities into which option shares have been converted or which have been substituted for option shares. The term of each option cannot be more than ten years. This plan was terminated by the Board of Directors on March 23, 2004. Accordingly, no new options may be granted under this plan.

Director Deferred Compensation Plans — The Corporation maintains two deferred compensation plans for non-employee directors of the Corporation, its subsidiaries and its advisory boards: the Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (the “Common Stock Deferral Plan”) and the Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (the “Director Fee Deferral Plan”). The Common Stock Deferral Plan allows directors to invest in units that are equivalent to shares of common stock of the Corporation, while the Director Fee Deferral Plan allows directors to invest in units that are equivalent to the shares of certain mutual funds offered under such plan. The Common Stock Deferral Plan previously provided for the mandatory deferral of 50% of the annual retainer of each director of the Corporation into shares of common stock of the Corporation, but currently has no mandatory deferral. Until the mandatory deferral requirement was discontinued, directors could voluntarily defer the remaining 50% of their director fees (and all other non-employee directors of the Corporation’s subsidiaries could choose to defer up to 100% of their director fees) under the Common Stock Deferral Plan or the Director Fee Deferral Plan, or a combination of the two plans. Currently, all eligible non-employee directors may defer any portion or none of their director fees under the Common Stock Deferral Plan or the Director Fee Deferral Plan, or a combination of the two plans.

The directors’ accounts under the Common Stock Deferral Plan are increased to the extent of dividends paid on the Corporation common stock to reflect the number of additional shares of Corporation common stock that could have been purchased had the dividends been paid on each share of common stock underlying then-outstanding stock units in the directors’ accounts. Similarly, the directors’ accounts under the Director Fee Deferral Plan are increased in connection with the payment of dividends paid on the mutual fund shares to reflect the number of additional shares of mutual fund shares that could have been purchased had the dividends or other distributions been paid on each share of stock underlying then-outstanding mutual fund units in the directors’ accounts. Following the applicable deferral period, the distribution of a participant’s Corporation stock unit account under the Common Stock Deferral Plan is made in Corporation common stock (with fractional shares being paid in cash), while the distribution of a participant’s mutual fund account under the Director Fee Deferral Plan is made in cash.

Employee Deferred Compensation Plans — The Corporation maintains two deferred compensation plans for eligible employees of the Corporation and its subsidiaries: the 1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (the “Employee Common Stock Deferral Plan”) and the 1999 Comerica Incorporated Deferred Compensation Plan (the “Employee Deferral Plan”). Under the Employee Common Stock Deferral Plan, eligible employees may defer specified portions of their incentive awards into units equivalent to shares of common stock of the Corporation. The employees’ accounts under the Employee Common Stock Deferral Plan are increased in connection with the payment of dividends paid on the Corporation’s common stock to reflect the number of additional shares of the Corporation’s common stock that could have been purchased had the dividends been paid on each share of common stock underlying then-outstanding stock units in the employees’ accounts. The deferred compensation under the Employee Common Stock Deferral Plan is payable in shares of the Corporation’s common stock following termination of service as an employee.

Similarly, under the Employee Deferral Plan, eligible employees may defer specified portions of their compensation, including salary, bonus and incentive awards, into units equivalent to shares of funds offered under the Employee Deferral Plan. Beginning in 1999, no such funds include Corporation stock. The employees’ accounts under the Employee Deferral Plan are increased in connection with the payment of dividends paid on the fund shares to reflect the number of additional shares of the fund stock that could have been purchased had the dividends been paid on each share of fund stock underlying then-outstanding stock units in the employees’ accounts. The deferred compensation under the Employee Deferral Plan is payable in cash following termination of service as an employee.

For additional information regarding the Corporation’s equity compensation plans, please refer to Note 15 on pages 83 through 85 of the Consolidated Financial Statements contained in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 1, 2003, the Corporation announced it would resume its share repurchase program pursuant to its August 16, 2001 Board of Directors’ resolutions, authorizing the repurchase of up to 10 million shares of the Corporation’s outstanding common stock. On March 23, 2004, the Board of Directors of the Corporation authorized the additional purchase of up to 10 million shares of Comerica Incorporated outstanding common stock. Substantially all shares purchased as part of the Corporation’s publicly announced repurchase program were transacted in the open market and were within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The Corporation’s share repurchase program has no expiration date. The following table summarizes the Corporation’s share repurchase activity for the quarter ended December 31, 2004.

				Maximum
				Number of
	Total		Total Number of Shares	Shares that May
	Number of		Purchased as Part of	Yet be Purchased
(shares in millions)	Shares	Average Price	Publicly Announced Plans	under the Plans
Month Ended	Purchased(1)	Paid Per Share	or Programs	or Programs
October 31, 2004	0.1	$60.29	0.1	8.6
November 30, 2004	0.4	62.28	0.4	8.2
December 31, 2004	—	—	—	8.2

Total	0.5	$61.74	0.5	8.2

(1)	The Corporation purchased a nominal number of shares from an employee under the terms of an employee stock-based compensation plan.

For additional information regarding the Corporation’s share repurchase program, please refer to Note 12 on pages 80 through 81 of the Consolidated Financial Statements contained in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

Item 6. Selected Financial Data

The response to this item is included on page 22 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, which page is hereby incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The response to this item is included on pages 23 through 59 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, which pages are hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The response to this item is included on pages 47 through 54 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, which pages are hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The response to this item is included on pages 60 through 119 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, and in the Statistical Disclosure by Bank Holding Companies on pages 25 through 48 and 73 through 77 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, which pages are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting and the related attestation report of the Corporation’s registered public accounting firm are included on pages 114 through 115 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, which pages are hereby incorporated by reference.

As required by Rule 13a-15(d), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there has been no such change during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Comerica has a Senior Financial Officer Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller, and Treasurer of Comerica. The Senior Financial Officer Code of Ethics is available on Comerica’s website at www.comerica.com.

The remainder of the response to this item will be included under the sections captioned “Information About Nominees and Incumbent Directors,” “Committees and Meetings of Directors,” “Committee Assignments,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Corporation’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2005, which sections are hereby incorporated by reference.

Item 11. Executive Compensation

The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors” and “Compensation of Executive Officers” of the Corporation’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2005, which sections are hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item with respect to securities authorized for issuance under equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.

The response to the remaining requirements of this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of

Management” of the Corporation’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2005, which sections are hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Comerica,” “Transactions of Executive Officers with Comerica” and “Information about Nominees and Incumbent Directors” of the Corporation’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2005, which sections are hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

The response to this item will be included under the section captioned “Independent Auditors” of the Corporation’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2005, which section is hereby incorporated by reference.

FORWARD-LOOKING STATEMENTS

This Report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation’s expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “outcome,” “continue,” “remain,” “maintain,” “trend,” “objective” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements.

The Corporation cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date the statement is made, and the Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. Actual results could differ materially from those anticipated in forward-looking statements, and future results could differ materially from historical performance.

In addition to factors mentioned elsewhere in this Report or previously disclosed in the Corporation’s SEC reports (accessible on the SEC’s website at www.sec.gov or on the Corporation’s website at www.comerica.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance. The Corporation cautions that these factors are not exclusive.

▪	general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected;

▪	developments concerning credit quality in various industry sectors may result in an increase in the level of the Corporation’s provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

▪	industries in which the Corporation has lending concentrations, including, but not limited to, the automotive industry, could suffer a significant decline which could adversely affect the Corporation;

▪	demand for commercial loans and investment advisory products may not accelerate as expected;

▪	the mix of interest rates and maturities of the Corporation’s interest earning assets and interest-bearing liabilities (primarily loans and deposits) may be less favorable than expected;

▪	interest rate margin changes may be greater than expected;

▪	there could be fluctuations in inflation or interest rates;

▪	there could be changes in trade, monetary and fiscal policies, including, but not limited to, the interest rate policies of the Board of Governors of the Federal Reserve System;

▪	customer borrowing, repayment, investment and deposit practices generally may be different than anticipated;

▪	management’s ability to maintain and expand customer relationships may differ from expectations;

▪	the introductions, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the opening of new branches or private banking offices, and plans to grow personal financial services and wealth management, may be less successful or may be different than anticipated;

▪	competitive product and pricing pressures among financial institutions within the Corporation’s markets may change;

▪	legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Corporation and its subsidiaries, could adversely affect the Corporation or the financial services industry generally;

▪	instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, market and liquidity, operational, compliance, business risk and enterprise-

wide risk could be less effective than anticipated, and the Corporation may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk;

▪	there could be terrorist activities or other hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation;

▪	there could be changes in applicable laws and regulations, including, but not limited to, those concerning taxes, banking, securities, and insurance; and

▪	there could be adverse conditions in the stock market.

Comerica Incorporated and Subsidiaries
FORM 10-K CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is included in the 2004 Annual Report to Shareholders or in the 2005 Proxy Statement used in connection with the 2005 Annual Meeting of Shareholders to be held on May 17, 2005.

The following cross-reference index shows the page location in the 2004 Annual Report to Shareholders or the section of the 2005 Proxy Statement of only that information which is to be incorporated by reference into this Form 10-K.

All other sections of the 2004 Annual Report to Shareholders or the 2005 Proxy Statement are not required in this Form 10-K and are not to be considered a part of this Form 10-K.

Page Number of 2004 Annual
Report to Shareholders or
Section of 2005 Proxy Statement

	PART I

ITEM 1.	Business	25; 29-33; 35-37; 104-108
ITEM 2.	Properties	Included herein
ITEM 3.	Legal Proceedings	Included herein
ITEM 4.	Submission of Matters to a Vote of Security Holders	Included herein

	PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Included herein
ITEM 6.	Selected Financial Data	22
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-59
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	47-54
ITEM 8.	Financial Statements and Supplementary Data:	60-119
	Comerica Incorporated and Subsidiaries
	Consolidated Balance Sheets	60
	Consolidated Statements of Income	61
	Consolidated Statements of Changes in Shareholders’ Equity	62
	Consolidated Statements of Cash Flows	63
	Notes to Consolidated Financial Statements	64-113
	Report of Management	114
	Report of Independent Registered Public Accounting Firm	116
	Management’s Report on Internal Control Over Financial Reporting	114
	Attestation Report of Independent Registered Public Accounting Firm	115
	Statistical Disclosure by Bank Holding Companies:
	Analysis of Net Interest Income — Fully Taxable Equivalent	25
	Rate-Volume Analysis — Fully Taxable Equivalent	26
	Analysis of the Allowance for Loan Losses	28
	Allocation of the Allowance for Loan Losses	29
	Analysis of Investment Securities and Loans	38
	Loan Maturities and Interest Rate Sensitivity	38
	Analysis of Investment Securities Portfolio — Fully Taxable Equivalent	39
	International Cross-Border Outstandings	40
	Summary of Nonperforming Assets and Past Due Loans	43
	Remaining Expected Maturity of Risk Management Interest Rate Swaps	48, 73
	Deposits — Maturity Distribution of Domestic Certificates of Deposit of $100,000 and Over	76
	Short-Term Borrowings	77
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Included herein
ITEM 9A.	Controls and Procedures:
	Management’s Report on Internal Control Over Financial Reporting	114
	Attestation Report of Independent Registered Public Accounting Firm	115

	Other information called for by this item	Included herein
ITEM 9B.	Other Information	Included herein

PART III

ITEM 10.	Directors and Executive Officers of the Registrant:
	Information about Senior Financial Officer Code of Ethics	Included herein
	Other information called for by this item	Information About Nominees and Incumbent
Directors, Committees and Meetings of
Directors, Committee Assignments,
Executive Officers and Section 16(a)
Beneficial Ownership Reporting Compliance

ITEM 11.	Executive Compensation	Compensation Committee Interlocks and Insider
Participation, Compensation of Directors and
Compensation of Executive Officers

ITEM 12.	Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters:
	Information about securities authorized for issuance under equity compensation plans	Included herein
	Other information called for by this item	Security Ownership of Certain
Beneficial Owners and Security
Ownership of Management

ITEM 13.	Certain Relationships and Related Transactions	Director Independence and Transactions of
Directors with Comerica, Transactions
of Executive Officers with Comerica
and Information about Nominees
and Incumbent Directors

ITEM 14.	Principal Accountant Fees and Services	Independent Auditors

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.	Financial Statements: The financial statements that are filed as part of this report are listed under Item 8 in the Form 10-K Cross-Reference Index on pages 21-22.

2.	All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

Exhibits:

Exhibit Document Number

2	(not applicable)

3.1(a)	Restated Certificate of Incorporation of Comerica Incorporated (as amended)(1)

3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated(2)

3.2	Amended and Restated Bylaws of Comerica Incorporated (amended and restated January 25, 2005)(3)

4	(not applicable)

9	(not applicable)

10.1	Rights Agreement between Comerica Incorporated and Comerica Bank(4)

10.2†	Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (amended and restated May 22, 2001)(5)

10.3†	Amended and Restated Comerica Incorporated Management Incentive Plan (amended and restated May 22, 2001)(6)

10.4†	Benefit Equalization Plan for Employees of Comerica Incorporated(7)

10.5†	Comerica Incorporated Amended and Restated Employee Stock Purchase Plan (amended and restated effective June 30, 2003) (8)

10.6†	1986 Stock Option Plan of Imperial Bancorp (as amended)(9)

10.7†	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (10)

10.8†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (Cliff Vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (11)

10.9†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (Non-Cliff Vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (12)

10.10†	Form of Standard Comerica Incorporated No Sale Agreement under the Amended and Restated Comerica Incorporated Management Incentive Plan (13)

10.11†	Form of Employment Agreement (Exec. Off.)(14)

10.12†	Form of Director Indemnification Agreement between Comerica Incorporated and its directors(15)

10.13†	Supplemental Benefit Agreement with Eugene A. Miller(16)

10.14†	Employment Agreement with Ralph W. Babb, Jr.(17)

10.15†	Supplemental Pension and Retiree Medical Agreement with Ralph W. Babb Jr.(18)

10.16†	1999 Comerica Incorporated Deferred Compensation Plan (effective January 1, 1999)(19)

10.17†	1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated January 25, 2005)

10.18†	1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (amended and restated January 25, 2005)

10.19†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors (amended and restated May 22, 2001)(20)

10.20†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors of Comerica Bank and Affiliated Banks (amended and restated May 22, 2001)(21)

10.21†	Comerica Incorporated Director Fee Deferral Plan (1997 Amendment and Restatement)(22)

10.22†	Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (amended and restated January 27, 2004)(23)

10.23†	Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (amended and restated January 27, 2004)(24)

10.24†	Comerica Incorporated Incentive Plan for Non-Employee Directors(25)

10.25†	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Incentive Plan for Non-Employee Directors (26)

11	Statement regarding Computation of Net Income Per Common Share(27)

12	(not applicable)

13	Incorporated Sections of Registrant’s 2004 Annual Report to Shareholders

14	(not applicable)

16	(not applicable)

18	(not applicable)

21	Subsidiaries of Registrant

22	(not applicable)

23	Consent of Ernst & Young LLP

24	(not applicable)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President, CFO and Treasurer Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

99	(not applicable)

(1)	Filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to Registrant’s Registrant Statement on Form S-4, filed December 1, 2000, File No. 333-51042, and incorporated herein by reference.

(3)	Filed as Exhibit 3 to Registrant’s Current Report on Form 8-K dated January 24, 2005, regarding the Registrant’s Bylaws, and incorporated herein by reference.

(4)	Filed as Exhibit 4 to Registrant’s Current Report on Form 8-K dated June 18, 1996, regarding the Registrant’s Rights Agreement with Comerica Bank, and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(7)	Filed as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(8)	Filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(9)	Filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(10)	Filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(11)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(12)	Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(13)	Filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(14)	Filed as Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(15)	Filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(16)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(17)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

(18)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

(19)	Filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(20)	Filed as Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(21)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(22)	Filed as Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(23)	Filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(24)	Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(25)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(26)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(27)	Incorporated by reference from Note 14 on page 83 of Registrant’s 2004 Annual Report to Shareholders attached hereto as Exhibit 13.

†	Management compensation plan.

     File No. for all filings under Exchange Act: 1-10706.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 3rd day of March, 2005.

COMERICA INCORPORATED
By: /s/ Ralph W. Babb, Jr.
Ralph W. Babb, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of the 3rd day of March, 2005.

/s/ Ralph W. Babb, Jr.

Ralph W. Babb, Jr.
Chairman, President and Chief Executive
Officer and Director
(Principal Executive Officer)

/s/ Elizabeth S. Acton

Elizabeth S. Acton
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Marvin J. Elenbaas

Marvin J. Elenbaas
Senior Vice President and Controller
(Principal Accounting Officer)

/s/ Lillian Bauder

Lillian Bauder
Director

/s/ Joseph J. Buttigieg, III

Joseph J. Buttigieg, III
Director

/s/ James F. Cordes

James F. Cordes
Director

/s/ Peter D. Cummings

Peter D. Cummings
Director

/s/ J. Philip DiNapoli

J. Philip DiNapoli
Director

/s/ Anthony F. Earley, Jr.

Anthony F. Earley, Jr.
Director

Max M. Fisher
Director

/s/ Roger T. Fridholm

Roger T. Fridholm
Director

/s/ Todd W. Herrick

Todd W. Herrick
Director

/s/ Alfred A. Piergallini

Alfred A. Piergallini
Director

/s/ Robert S. Taubman

Robert S. Taubman
Director

/s/ Reginald M. Turner, Jr.

Reginald M. Turner, Jr.
Director

/s/ William P. Vititoe

William P. Vititoe
Director

/s/ Patricia M. Wallington

Patricia M. Wallington
Director

/s/ Gail L. Warden

Gail L. Warden
Director

/s/ Kenneth L. Way

Kenneth L. Way
Director

EXHIBIT INDEX

Exhibit No.	Description
2	(not applicable)
3.1(a)	Restated Certificate of Incorporation of Comerica Incorporated (as amended)(1)
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated (2)
3.2	Amended and Restated Bylaws of Comerica Incorporated (amended and restated January 25, 2005)(3)
4	(not applicable)
9	(not applicable)
10.1	Rights Agreement between Comerica Incorporated and Comerica Bank(4)
10.2†	Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (amended and restated May 22, 2001)(5)
10.3†	Amended and Restated Comerica Incorporated Management Incentive Plan (amended and restated May 22, 2001)(6)
10.4†	Benefit Equalization Plan for Employees of Comerica Incorporated(7)
10.5†	Comerica Incorporated Amended and Restated Employee Stock Purchase Plan (amended and restated effective June 30, 2003) (8)
10.6†	1986 Stock Option Plan of Imperial Bancorp (as amended)(9)
10.7†	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (10)
10.8†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (Cliff Vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (11)
10.9†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (Non-Cliff Vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (12)
10.10†	Form of Standard Comerica Incorporated No Sale Agreement under the Amended and Restated Comerica Incorporated Management Incentive Plan (13)
10.11†	Form of Employment Agreement (Exec. Off.) (14)
10.12†	Form of Director Indemnification Agreement between Comerica Incorporated and its directors (15)
10.13†	Supplemental Benefit Agreement with Eugene A. Miller(16)
10.14†	Employment Agreement with Ralph W. Babb, Jr. (17)

Exhibit No.	Description
10.15†	Supplemental Pension and Retiree Medical Agreement with Ralph W. Babb Jr.(18)
10.16†	1999 Comerica Incorporated Deferred Compensation Plan (effective January 1, 1999)(19)
10.17†	1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated January 25, 2005)
10.18†	1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (amended and restated January 25, 2005)
10.19†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors (amended and restated May 22, 2001) (20)
10.20†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors of Comerica Bank and Affiliated Banks (amended and restated May 22, 2001)(21)
10.21†	Comerica Incorporated Director Fee Deferral Plan (1997 Amendment and Restatement)(22)
10.22†	Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (amended and restated January 27, 2004)(23)
10.23†	Amended and Restated Comerica Incorporated Common Stock Non- Employee Director Fee Deferral Plan (amended and restated January 27, 2004)(24)
10.24†	Comerica Incorporated Incentive Plan for Non-Employee Directors(25)
10.25†	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Incentive Plan for Non-Employee Directors (26)
11	Statement regarding Computation of Net Income Per Common Share(27)
12	(not applicable)
13	Incorporated Sections of Registrant’s 2004 Annual Report to Shareholders
14	(not applicable)
16	(not applicable)
18	(not applicable)
21	Subsidiaries of Registrant
22	(not applicable)
23	Consent of Ernst & Young LLP
24	(not applicable)

Exhibit No.	Description
31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Executive Vice President, CFO and Treasurer Rule 13a-14(a)/15d- 14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
99	(not applicable)

(1)	Filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to Registrant’s Registrant Statement on Form S-4, filed December 1, 2000, File No. 333-51042, and incorporated herein by reference.

(3)	Filed as Exhibit 3 to Registrant’s Current Report on Form 8-K dated January 24, 2005, regarding the Registrant’s Bylaws, and incorporated herein by reference.

(4)	Filed as Exhibit 4 to Registrant’s Current Report on Form 8-K dated June 18, 1996, regarding the Registrant’s Rights Agreement with Comerica Bank, and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(7)	Filed as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(8)	Filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(9)	Filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(10)	Filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(11)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(12)	Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(13)	Filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(14)	Filed as Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(15)	Filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(16)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(17)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

(18)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

(19)	Filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(20)	Filed as Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(21)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(22)	Filed as Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(23)	Filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(24)	Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(25)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(26)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(27)	Incorporated by reference from Note 14 on page 83 of Registrant’s 2004 Annual Report to Shareholders attached hereto as Exhibit 13.

†	Management compensation plan.

File No. for all filings under Exchange Act: 1-10706.