Form 10-Q
period 2005-03-31
COMERICA INC /NEW/
filed 2005-05-04
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

          $5 par value common stock:

               Outstanding as of April 15, 2005: 168,800,825 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

	March 31,	December 31,	March 31,
(in millions, except share data)	2005	2004	2004
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$1,835	$1,139	$1,661
Short-term investments	3,794	3,230	5,734
Investment securities available-for-sale	3,687	3,943	4,639

Commercial loans	22,780	22,039	21,501
Real estate construction loans	3,035	3,053	3,243
Commercial mortgage loans	8,415	8,236	8,029
Residential mortgage loans	1,335	1,294	1,210
Consumer loans	2,700	2,751	2,626
Lease financing	1,262	1,265	1,268
International loans	2,209	2,205	2,135

Total loans	41,736	40,843	40,012
Less allowance for loan losses	(636)	(673)	(798)

Net loans	41,100	40,170	39,214

Premises and equipment	463	415	378
Customers’ liability on acceptances outstanding	40	57	27
Accrued income and other assets	2,591	2,812	2,815

Total assets	$53,510	$51,766	$54,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$17,216	$15,164	$17,208
Interest-bearing deposits	25,490	25,772	26,315

Total deposits	42,706	40,936	43,523

Short-term borrowings	408	193	251
Acceptances outstanding	40	57	27
Accrued expenses and other liabilities	1,043	1,189	977
Medium- and long-term debt	4,283	4,286	4,597

Total liabilities	48,480	46,661	49,375

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 178,735,252 shares at 3/31/05, 12/31/04 and 3/31/04	894	894	894
Capital surplus	433	421	395
Accumulated other comprehensive income (loss)	(154)	(69)	92
Retained earnings	4,427	4,331	4,030
Less cost of common stock in treasury - 9,988,453 shares at 3/31/05, 8,259,328 shares at 12/31/04 and 5,576,560 shares at 3/31/04	(570)	(472)	(318)

Total shareholders’ equity	5,030	5,105	5,093

Total liabilities and shareholders’ equity	$53,510	$51,766	$54,468

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended
	March 31,
(in millions, except per share data)	2005	2004
INTEREST INCOME
Interest and fees on loans	$566	$496
Interest on investment securities	35	40
Interest on short-term investments	6	7

Total interest income	607	543

INTEREST EXPENSE
Interest on deposits	108	73
Interest on short-term borrowings	3	1
Interest on medium- and long-term debt	36	24

Total interest expense	147	98

Net interest income	460	445
Provision for loan losses	1	65

Net interest income after provision for loan losses	459	380

NONINTEREST INCOME
Service charges on deposit accounts	54	62
Fiduciary income	46	44
Commercial lending fees	12	14
Letter of credit fees	20	15
Foreign exchange income	9	9
Brokerage fees	8	10
Investment advisory revenue, net	10	9
Card fees	9	7
Bank-owned life insurance	9	9
Equity in earnings of unconsolidated subsidiaries	5	3
Warrant income	2	1
Net securities gains	—	5
Other noninterest income	26	32

Total noninterest income	210	220

NONINTEREST EXPENSES
Salaries and employee benefits	236	226
Net occupancy expense	32	30
Equipment expense	14	15
Outside processing fee expense	17	17
Software expense	12	11
Customer services	11	2
Litigation and operational losses	3	8
Other noninterest expenses	49	60

Total noninterest expenses	374	369

Income before income taxes	295	231
Provision for income taxes	96	69

NET INCOME	$199	$162

Basic net income per common share	$1.18	$0.93
Diluted net income per common share	1.16	0.92

Cash dividends declared on common stock	93	90
Dividends per common share	0.55	0.52

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

			Accumulated
			Other			Total
	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except share data)	Stock	Surplus	Income (Loss)	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2004	$894	$384	$74	$3,973	$(215)	$5,110
Net income	—	—	—	162	—	162
Other comprehensive income, net of tax	—	—	18	—	—	18

Total comprehensive income						180
Cash dividends declared on common stock ($0.52 per share)	—	—	—	(90)	—	(90)
Purchase of 2,376,593 shares of common stock	—	—	—	—	(133)	(133)
Net issuance of common stock under employee stock plans	—	5	—	(15)	30	20
Recognition of stock-based compensation expense	—	6	—	—	—	6

BALANCE AT MARCH 31, 2004	$894	$395	$92	$4,030	$(318)	$5,093

BALANCE AT JANUARY 1, 2005	$894	$421	$(69)	$4,331	$(472)	$5,105
Net income	—	—	—	199	—	199
Other comprehensive loss, net of tax	—	—	(85)	—	—	(85)

Total comprehensive income						114
Cash dividends declared on common stock ($0.55 per share)	—	—	—	(93)	—	(93)
Purchase of 2,074,200 shares of common stock	—	—	—	—	(118)	(118)
Net issuance of common stock under employee stock plans	—	3	—	(10)	20	13
Recognition of stock-based compensation expense	—	9	—	—	—	9

BALANCE AT MARCH 31, 2005	$894	$433	$(154)	$4,427	$(570)	$5,030

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,

(in millions)	2005	2004

OPERATING ACTIVITIES
Net income	$199	$162
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1	65
Depreciation and software amortization	17	17
Amortization of stock-based compensation expense	9	7
Net amortization of securities	3	6
Net gain on sale of investment securities available-for-sale	—	(5)
Contributions to pension plan fund	(40)	(40)
Net (increase) decrease in trading securities	(24)	3
Net decrease in loans held-for-sale	9	39
Net (increase) decrease in accrued income receivable	(16)	5
Net (decrease) increase in accrued expenses	(38)	5
Other, net	106	(47)

Total adjustments	27	55

Net cash provided by operating activities	226	217

INVESTING ACTIVITIES
Net increase in other short-term investments	(549)	(1,763)
Proceeds from sales of investment securities available-for-sale	—	334
Proceeds from maturities of investment securities available-for-sale	231	219
Purchases of investment securities available-for-sale	(20)	(655)
Net (increase) decrease in loans	(966)	200
Fixed assets, net	(23)	(21)
Net decrease in customers’ liability on acceptances outstanding	17	—

Net cash used in investing activities	(1,310)	(1,686)

FINANCING ACTIVITIES
Net increase in deposits	1,770	2,060
Net increase (decrease) in short-term borrowings	215	(11)
Net decrease in acceptances outstanding	(17)	—
Proceeds from issuance of medium- and long-term debt	6	103
Repayments of medium- and long-term debt	—	(348)
Proceeds from issuance of common stock and other capital transactions	13	20
Purchase of common stock for treasury and retirement	(118)	(133)
Dividends paid	(89)	(88)

Net cash provided by financing activities	1,780	1,603

Net increase in cash and due from banks	696	134
Cash and due from banks at beginning of period	1,139	1,527

Cash and due from banks at end of period	$1,835	$1,661

Interest paid	$136	$98

Income taxes paid	$—	$9

Noncash investing and financing activities:
Loans transferred to other real estate	$19	$6
Purchase of building financed by assumption of mortgage	42	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 1 — Basis of Presentation and Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the “Corporation”) on Form 10-K for the year ended December 31, 2004.

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

Stock-Based Compensation

     In 2002, the Corporation adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”), which the Corporation is applying prospectively to all stock-based compensation awards granted to employees after December 31, 2001. Options granted prior to January 1, 2002 continue to be accounted for under the intrinsic value method, as outlined in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The effect on net income and earnings per share, if the fair value method had been applied to all outstanding and unvested awards in each period, is presented in the table below. For further information on the Corporation’s stock-based compensation plans, refer to Note 15 to the consolidated financial statements in the Corporation’s 2004 Annual Report.

	Three Months Ended
	March 31,
(in millions, except per share data)	2005	2004

Net income applicable to common stock, as reported	$199	$162

Add: Stock-based compensation expense included in reported net income, net of related tax effects	6	4

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	6	6

Proforma net income applicable to common stock	$199	$160

Net income per common share:
Basic-as reported	$1.18	$0.93
Basic-pro forma	1.18	0.92

Diluted-as reported	1.16	0.92
Diluted-pro forma	1.16	0.91

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 2 — Investment Securities

     At March 31, 2005, investment securities having a carrying value of $1.5 billion were pledged where permitted or required by law to secure $534 million of liabilities, including public and other deposits, and derivative contracts. This included securities of $783 million pledged with the Federal Reserve Bank to secure actual treasury tax and loan borrowings of $39 million at March 31, 2005, and potential borrowings of up to an additional $720 million. The remaining pledged securities of $700 million are primarily with state and local government agencies to secure $495 million of deposits and other liabilities, including deposits of the State of Michigan of $114 million at March 31, 2005.

Note 3 — Allowance for Loan Losses

     The following summarizes the changes in the allowance for loan losses:

	Three Months Ended
	March 31,
(in millions)	2005	2004

Balance at beginning of period	$673	$803
Loans charged-off:
Commercial	28	64
Real estate construction
Real estate construction business line	—	—
Other	—	—

Total real estate construction	—	—
Commercial mortgage
Commercial real estate business line	2	—
Other	3	6

Total commercial mortgage	5	6
Residential mortgage	—	—
Consumer	3	3
Lease financing	3	8
International	7	3

Total loans charged-off	46	84
Recoveries:
Commercial	7	10
Real estate construction	—	—
Commercial mortgage	—	—
Residential mortgage	—	—
Consumer	1	—
Lease financing	—	1
International	—	3

Total recoveries	8	14

Net loans charged-off	38	70
Provision for loan losses	1	65

Balance at end of period	$636	$798

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 3 – Allowance for Loan Losses (continued)

     SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans that are restructured and meet the requirements to be on accrual status are included with total impaired loans for the remainder of the calendar year of the restructuring. There was one loan included in the $270 million of impaired loans at March 31, 2005 that was restructured and met the requirements to be on accrual status. Impaired loans averaged $293 million for the three months ended March 31, 2005, compared to $505 million for the comparable period last year. The following presents information regarding the period-end balances of impaired loans:

	Three Months Ended	Year Ended
(in millions)	March 31, 2005	December 31, 2004

Total period-end impaired loans	$270	$318
Less: Impaired loans restructured during the period on accrual status at period-end	(4)	(8)

Total period-end nonaccrual business loans	$266	$310

Period-end impaired loans requiring an allowance	$227	$306

Allowance allocated to impaired loans	$87	$88

     Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investments in such loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 4 – Medium- and Long-term Debt

     Medium- and long-term debt consisted of the following at March 31, 2005 and December 31, 2004:

(dollar amounts in millions)	March 31, 2005	December 31, 2004

Parent company
7.25% subordinated note due 2007	$159	$163
4.80% subordinated note due 2015	297	304
7.60% subordinated note due 2050	358	357

Total parent company	814	824

Subsidiaries
Subordinated notes:
7.25% subordinated note due 2007	211	216
6.00% subordinated note due 2008	262	270
6.875% subordinated note due 2008	107	109
8.50% subordinated note due 2009	105	107
7.65% subordinated note due 2010	253	256
7.125% subordinated note due 2013	164	169
5.70% subordinated note due 2014	255	262
8.375% subordinated note due 2024	192	197
7.875% subordinated note due 2026	197	200
9.98% subordinated note due 2026	58	58

Total subordinated notes	1,804	1,844

Medium-term notes:
Floating rate based on LIBOR indices	385	385
2.95% fixed rate note	98	99
2.85% fixed rate note	97	99

Variable rate secured debt financing due 2007	1,025	1,017
7.91% fixed rate note due 2010	42	—
Variable rate note due 2009	18	18

Total subsidiaries	3,469	3,462

Total medium- and long-term debt	$4,283	$4,286

     The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged. In March 2005, a subsidiary of the Corporation purchased an operations center building in Auburn Hills, Michigan. The Corporation previously leased the building from a third party. The purchase resulted in the addition of fixed assets of $36 million, a reduction in deferred rent credits of $26 million and the assumption of a mortgage payable with a fair value of $42 million. The assumed mortgage requires payments of $4.3 million, payable in January and July of each year, including interest at a fixed rate of 7.91%, and matures July 1, 2010. The Corporation intends to pay off the assumed mortgage at its earliest opportunity, which is in the third quarter 2005, and does not anticipate a significant gain or loss as a result of the prepayment.

Note 5 – Income Taxes

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 6 – Accumulated Other Comprehensive Income (Loss)

     Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated gains and losses on cash flow hedges, the change in the accumulated foreign currency translation adjustment and the change in accumulated minimum pension liability adjustment. The Consolidated Statements of Changes in Shareholders’ Equity on page 5 include only combined other comprehensive income (loss), net of tax. The following table presents reconciliations of the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2005 and 2004. Total comprehensive income totaled $114 million and $180 million for the three months ended March 31, 2005 and 2004, respectively. The $66 million decrease in total comprehensive income in the three month period ended March 31, 2005, when compared to the same period in the prior year, resulted principally from an increase in net losses on cash flow hedges ($54 million) and an increase in net unrealized losses on investment securities available-for-sale ($51 million), due to changes in the interest rate environment, partially offset by an increase in net income ($37 million).

	Three Months Ended
	March 31,
(in millions)	2005	2004

Net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period	$(34)	$(23)
Net unrealized holding gains (losses) arising during the period	(45)	37
Less: Reclassification adjustment for gains (losses) included in net income	—	5

Change in net unrealized gains (losses) before income taxes	(45)	32
Less: Provision for income taxes	(15)	11

Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax	(30)	21

Balance at end of period	$(64)	$(2)

Accumulated net gains (losses) on cash flow hedges:
Balance at beginning of period	$(16)	$114
Net cash flow hedge gains (losses) arising during the period	(68)	50
Less: Reclassification adjustment for gains (losses) included in net income	17	52

Change in cash flow hedges before income taxes	(85)	(2)
Less: Provision for income taxes	(30)	(1)

Change in cash flow hedges, net of tax	(55)	(1)

Balance at end of period	$(71)	$113

Accumulated foreign currency translation adjustment:
Balance at beginning of period	$(6)	$(4)
Net translation gains (losses) arising during the period	—	(1)
Less: Provision for income taxes	—	—

Change in foreign currency translation adjustment, net of tax	—	(1)

Balance at end of period	$(6)	$(5)

Accumulated minimum pension liability adjustment:
Balance at beginning of period	$(13)	$(13)
Minimum pension liability adjustment arising during the period before income taxes	—	(2)
Less: Provision for income taxes	—	(1)

Change in minimum pension liability, net of tax	—	(1)

Balance at end of period	$(13)	$(14)

Total accumulated other comprehensive income (loss), net of taxes, at end of period	$(154)	$92

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 7 – Employee Benefit Plans

     Net periodic benefit costs are charged to “salaries and employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

Qualified Defined Benefit Pension Plan	Three Months Ended
(in millions)	March 31,
	2005	2004

Service cost	$9	$6
Interest cost	15	13
Expected return on plan assets	(25)	(20)
Amortization of unrecognized prior service cost	1	—
Amortization of unrecognized net loss	5	3

Net periodic benefit cost	$5	$2

Non-Qualified Defined Benefit Pension Plan	Three Months Ended
(in millions)	March 31,
	2005	2004

Service cost	$1	$1
Interest cost	1	1
Amortization of unrecognized net loss	1	1

Net periodic benefit cost	$3	$3

Postretirement Benefit Plan	Three Months Ended
(in millions)	March 31,
	2005	2004

Interest cost	$1	$1
Expected return on plan assets	(1)	(1)
Amortization of unrecognized transition obligation	1	1

Net periodic benefit cost	$1	$1

     The Corporation adopted the provisions of Financial Accounting Standards Board Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in the quarter ended September 30, 2004. This had an immaterial impact on net periodic benefit cost for the three months ended March 31, 2005. For further information on the Corporation’s employee benefit plans, refer to Note 16 to the consolidated financial statements in the Corporation’s 2004 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 – Derivatives and Foreign Exchange Contracts

     The following table presents the composition of derivative financial instruments and foreign exchange contracts, excluding commitments, held or issued for risk management purposes, and in connection with customer-initiated and other activities.

	March 31, 2005				December 31, 2004
	Notional/				Notional/
	Contract	Unrealized	Unrealized	Fair	Contract	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value	Amount	Gains	Losses	Value
(in millions)	(1)	(2)		(3)	(1)	(2)		(3)

Risk management
Interest rate contracts:
Swaps- Cash Flow	$9,800	$4	$133	$(129)	$9,930	$17	$59	$(42)
Swaps- Fair Value	2,256	152	4	148	2,157	201	—	201

Total interest rate contracts	12,056	156	137	19	12,087	218	59	159

Foreign exchange contracts:
Spot, forward and options	389	22	21	1	376	19	1	18
Swaps	106	1	1	—	58	—	1	(1)

Total foreign exchange contracts	495	23	22	1	434	19	2	17

Total risk management	12,551	179	159	20	12,521	237	61	176

Customer-initiated and other
Interest rate contracts:
Caps and floors written	314	—	2	(2)	301	—	2	(2)
Caps and floors purchased	334	2	—	2	349	2	—	2
Swaps	1,714	19	15	4	1,726	20	16	4

Total interest rate contracts	2,362	21	17	4	2,376	22	18	4

Foreign exchange contracts:
Spot, forward and options	3,484	24	25	(1)	3,290	117	112	5
Swaps	52	1	—	1	31	1	—	1

Total foreign exchange contracts	3,536	25	25	—	3,321	118	112	6

Total customer-initiated and other	5,898	46	42	4	5,697	140	130	10

Total derivatives and foreign exchange contracts	$18,449	$225	$201	$24	$18,218	$377	$191	$186

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 – Derivatives and Foreign Exchange Contracts (continued)

Risk Management

     Fluctuations in net interest income due to interest rate risk result from the composition of assets and liabilities and the mismatches in the timing of the repricing of these assets and liabilities. In addition, external factors such as interest rates, and the dynamics of yield curve and spread relationships can affect net interest income. The Corporation utilizes simulation analyses to project the sensitivity of net interest income to changes in interest rates. Cash instruments, such as investment securities, as well as derivative financial instruments, are employed to manage exposure to these and other risks, including liquidity risk.

     As an end-user, the Corporation accesses the interest rate markets to obtain derivative instruments for use principally in connection with asset and liability management activities. As part of a fair value hedging strategy, the Corporation entered into interest rate swap agreements for interest rate risk management purposes. The interest rate swap agreements effectively modify exposure to interest rate risk by converting fixed-rate deposits and debt to a floating rate. These agreements involve the receipt of fixed rate interest amounts in exchange for floating rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. For instruments that support a fair value hedging strategy, no ineffectiveness was required to be recorded in the consolidated statements of income.

     As part of a cash flow hedging strategy, the Corporation entered into predominantly 2 to 3 year interest rate swap agreements (weighted average original maturity of 2.8 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the next 2 to 3 years. Approximately 23 percent ($10 billion) of outstanding loans were designated as the hedged items to interest rate swap agreements at March 31, 2005. During the three month period ended March 31, 2005, interest rate swap agreements designated as cash flow hedges increased interest and fees on loans by $17 million, compared to $52 million for the comparable period last year. Other noninterest income in the three month period ended March 31, 2005 included $4 million of ineffective cash flow hedge losses. If interest rates, interest yield curves and notional amounts remain at their current levels, the Corporation expects to reclassify $26 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with the existing and forecasted floating-rate loans.

     Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs cash instruments, such as investment securities, as well as derivative financial instruments and foreign exchange contracts, to manage exposure to these and other risks. In addition, the Corporation uses foreign exchange forward and option contracts to protect the value of its foreign currency investment in foreign subsidiaries. Realized and unrealized gains and losses from these hedges are not included in the statement of income, but are shown in the accumulated foreign currency translation adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets. During the three month period ended March 31, 2005, the Corporation recognized an immaterial amount of net gains in accumulated foreign currency translation adjustment, related to the forward foreign exchange contracts.

     Management believes these strategies achieve the desired relationship between the rate maturities of assets and funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although, there can be no assurance that such strategies will be successful. The Corporation also uses various other types of financial instruments to mitigate interest rate and foreign currency risks associated with specific assets or liabilities, which are reflected in the preceding table. Such instruments include interest rate caps and floors, foreign exchange forward contracts, foreign exchange option contracts and foreign exchange cross-currency swaps.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 – Derivatives and Foreign Exchange Contracts (continued)

     The following table summarizes the expected maturity distribution of the notional amount of risk management interest rate swaps and provides the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of March 31, 2005. Swaps have been grouped by the asset or liability designation.

Remaining Expected Maturity of Risk Management Interest Rate Swaps as of March 31, 2005:

							Mar. 31,	Dec. 31,
						2010-	2005	2004
(dollar amounts in millions)	2005	2006	2007	2008	2009	2026	Total	Total

Variable rate asset designation:
Generic receive fixed swaps	$2,800	$3,000	$3,000	$1,000	$—	$—	$9,800	$9,800

Weighted average: (1)
Receive rate	5.60%	4.01%	4.97%	6.76%	—%	—%	5.04%	5.12%
Pay rate	5.63	4.20	4.50	5.55	—	—	4.84	4.37

Fixed rate asset designation:
Amortizing pay fixed swaps	$1	$2	$2	$1	$—	$—	$6	$7

Weighted average: (2)
Receive rate	2.58%	2.58%	2.58%	2.57%	—%	—%	2.58%	2.55%
Pay rate	3.53	3.54	3.53	3.52	—	—	3.53	3.53

Fixed rate deposit designation:
Generic receive fixed swaps	$—	$—	$—	$—	$—	$—	$—	$30

Weighted average: (1)
Receive rate	—%	—%	—%	—%	—%	—%	—%	1.42%
Pay rate	—	—	—	—	—	—	—	2.44

Medium- and long-term debt designation:
Generic receive fixed swaps	$250	$100	$450	$350	$100	$1,000	$2,250	$2,250

Weighted average: (1)
Receive rate	7.04%	2.95%	5.82%	6.17%	6.06%	6.18%	6.05%	6.05%
Pay rate	2.79	2.86	2.80	2.45	2.56	2.71	2.70	2.30

Total notional amount	$3,051	$3,102	$3,452	$1,351	$100	$1,000	$12,056	$12,087

(1)	Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at March 31, 2005.

(2)	Variable rates received are based on three-month and six-month LIBOR or one-month and three-month Canadian Dollar Offered Rate (CDOR) rates in effect at March 31, 2005.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 – Derivatives and Foreign Exchange Contracts (continued)

     The Corporation had commitments to purchase investment securities for its trading account and available-for-sale portfolios totaling $34 million at March 31, 2005 and $4 million at December 31, 2004. Commitments to sell investment securities related to the trading account totaled $26 million at March 31, 2005 and $4 million at December 31, 2004. Outstanding commitments expose the Corporation to both credit and market risk.

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

	Three Months Ended	Year Ended	Three Months Ended
(in millions)	March 31, 2005	December 31, 2004	March 31, 2004

Average unrealized gains	$88	$81	$75
Average unrealized losses	80	71	67
Noninterest income	8	34	9

Derivative and Foreign Exchange Activity

     The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts for the three months ended March 31, 2005.

	Risk Management		Customer-Initiated and Other

	Interest Rate	Foreign Exchange	Interest Rate	Foreign Exchange
(in millions)	Contracts	Contracts	Contracts	Contracts

Balance at January 1, 2005	$12,087	$434	$2,376	$3,321
Additions	1,000	4,179	243	28,154
Maturities/amortizations	(1,031)	(4,118)	(131)	(27,939)
Terminations	—	—	(126)	—

Balance at March 31, 2005	$12,056	$495	$2,362	$3,536

     Additional information regarding the nature, terms and associated risks of the above derivatives and foreign exchange contracts, can be found in the Corporation’s 2004 Annual Report on page 49 and in Notes 1 and 20 to the consolidated financial statements.

Note 9 – Standby and Commercial Letters of Credit and Financial Guarantees

     The total contractual amounts of standby letters of credit and financial guarantees and commercial letters of credit at March 31, 2005 and December 31, 2004, which represents the Corporation’s credit risk associated with these instruments, are shown in the table below.

(in millions)	March 31, 2005	December 31, 2004

Standby letters of credit and financial guarantees	$6,351	$6,326
Commercial letters of credit	266	340

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 9 – Standby and Commercial Letters of Credit and Financial Guarantees (continued)

     Standby and commercial letters of credit and financial guarantees represent conditional obligations of the Corporation to guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2015. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation may enter into participation arrangements with third parties, that effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $454 million of the $6,351 million of standby letters of credit and financial guarantees outstanding at March 31, 2005. At March 31, 2005, the carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $76 million.

Note 10 – Contingent Liabilities

Tax Contingency

     In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service (IRS) questions and/or challenges the tax position taken by the Corporation with respect to those transactions. The Corporation engaged in certain types of structured leasing transactions and a series of loans to foreign borrowers that the IRS is challenging. The Corporation believes that its tax position related to both transaction groups referred to above is proper based upon applicable statutes, regulations and case law in effect at the time of the transactions. The Corporation intends to defend its position vigorously in accordance with its view of the law controlling these activities. However, a court, or administrative authority, if presented with the transactions, could disagree with the Corporation’s interpretation of the tax law. The ultimate outcome is not known.

     Based on current knowledge and probability assessment of various potential outcomes, management believes that the current tax reserves determined in accordance with SFAS No. 5, are adequate to cover the above matters and are not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary.

Lease Accounting Contingency

     There is current uncertainty related to the accounting for structured lease transactions, when such transactions are examined by the IRS and resolved, either with the IRS or by a court, for an amount which is less than what was previously reported in the Corporation’s tax return. The staff of the FASB have recently discussed interpretations of the accounting literature that would require a recalculation of lease income based on cash flows as resolved, which would change reported lease income. Prior to resolution with the IRS, and prior to consensus on the accounting, the impact on the Corporation is not known.

See “Part II. Item 1. Legal Proceedings” for information regarding the Corporation’s legal contingencies.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 11 – Business Segment Information

     The Corporation has strategically aligned its operations into three major business segments: the Business Bank, Small Business & Personal Financial Services, and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities. This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity gap and earnings simulation analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes divested business lines, the income and expense impact of equity, cash and loan loss reserves not assigned to specific business segments, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. The loan loss reserves in the Other category include the unallocated allowance for loan losses and the portion of the allowance allocated based on industry specific and geographic risks. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each line of business using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on lines of business and methodologies in effect at March 31, 2005. These methodologies may be modified as management accounting systems are enhanced and changes occur in the organizational structure or product lines.

     For a description of the business activities of each line of business and the methodologies, which form the basis for these results, refer to Note 24 in the Corporation’s 2004 Annual Report.

     A discussion of the financial results and the factors impacting performance for the three months ended March 31, 2005 can be found in the section entitled “Strategic Lines of Business” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 11 – Business Segment Information (continued)

     Business segment financial results for the three months ended March 31, 2005 and 2004 are shown in the table below.

			Small Business &		Wealth &
			Personal Financial		Institutional
(dollar amounts in millions)	Business Bank		Services		Management

Three Months Ended March 31,	2005	2004	2005	2004	2005	2004

Earnings summary:
Net interest income (expense) (FTE)	$337	$348	$146	$143	$36	$36
Provision for loan losses	4	21	2	4	(2)	(1)
Noninterest income	69	67	49	53	80	77
Noninterest expenses	141	145	126	126	80	84
Provision (benefit) for income taxes (FTE)	86	87	23	24	13	11

Net income (loss)	$175	$162	$44	$42	$25	$19

Net charge-offs	$29	$65	$4	$5	$5	$—

Selected average balances:
Assets	$34,210	$32,738	$6,435	$6,567	$3,628	$3,178
Loans	32,970	31,665	5,778	5,823	3,368	2,929
Deposits	19,877	18,773	16,796	16,611	2,451	2,529
Liabilities	20,682	19,385	16,792	16,603	2,457	2,538
Attributed equity	2,476	2,474	779	797	417	403

Statistical data:
Return on average assets (1)	2.05%	1.98%	0.99%	0.97%	2.79%	2.38%
Return on average attributed equity	28.28	26.17	22.29	21.23	24.26	18.74
Net interest margin	4.12	4.40	3.52	3.47	4.34	4.89
Efficiency ratio	34.64	35.15	64.71	64.11	68.60	73.92

	Finance		Other		Total

Three Months Ended March 31,	2005	2004	2005	2004	2005	2004

Earnings summary:
Net interest income (expense) (FTE)	$(59)	$(86)	$1	$5	$461	$446
Provision for loan losses	—	—	(3)	41	1	65
Noninterest income	11	19	1	4	210	220
Noninterest expenses	1	—	26	14	374	369
Provision (benefit) for income taxes (FTE)	(19)	(28)	(6)	(24)	97	70

Net income (loss)	$(30)	$(39)	$(15)	$(22)	$199	$162

Net charge-offs	$—	$—	$—	$—	$38	$70

Selected average balances:
Assets	$5,518	$7,484	$959	$771	$50,750	$50,738
Loans	(7)	(7)	46	17	42,155	40,427
Deposits	612	1,677	46	15	39,782	39,605
Liabilities	5,390	6,849	357	267	45,678	45,642
Attributed equity	538	811	862	611	5,072	5,096

Statistical data:
Return on average assets (1)	N/M	N/M	N/M	N/M	1.57%	1.28%
Return on average attributed equity	N/M	N/M	N/M	N/M	15.73	12.71
Net interest margin	N/M	N/M	N/M	N/M	4.00	3.83
Efficiency ratio	N/M	N/M	N/M	N/M	55.70	55.84

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
N/M – Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 11 – Business Segment Information (continued)

     The Corporation’s management accounting system also produces geographic market segment results for the Corporation’s four primary geographic regions: Midwest & Other Markets, Western, Texas, and Florida.

     Midwest & Other Markets includes all markets in which the Corporation has operations except for the Western, Texas and Florida markets, as described below. Substantially all of the Corporation’s international operations are included in the Midwest & Other Markets segment. Currently, Michigan operations represent the significant majority of this geographic market.

     The Western market consists of the states of California, Arizona, Nevada, Colorado and Washington. Currently, California operations represent the significant majority of the Western market.

     The Texas and Florida markets consist of the states of Texas and Florida, respectively.

     The Finance & Other Businesses segment includes the Corporation’s securities portfolio, asset and liability management activities, divested business lines, the income and expense impact of equity, cash and loan loss reserves not assigned to specific business lines/market segments, tax benefits not assigned to specific business lines/market segments and miscellaneous other expenses of a corporate nature. This segment includes responsibility for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity gap and earnings simulation analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk and foreign exchange risk.

     A discussion of the market segment financial results and the factors impacting performance for the three months ended March 31, 2005 can be found in the section entitled “Market Segments” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 11 – Business Segment Information (continued)

     Market segment financial results for the three months ended March 31, 2005 and 2004 are shown in the table below.

	Midwest & Other
(dollar amounts in millions)	Markets		Western		Texas

Three Months Ended March 31,	2005	2004	2005	2004	2005	2004

Earnings summary:
Net interest income (expense) (FTE)	$264	$270	$186	$188	$59	$60
Provision for loan losses	2	(9)	(3)	30	4	3
Noninterest income	147	143	30	31	18	19
Noninterest expenses	205	215	91	89	43	44
Provision (benefit) for income taxes (FTE)	63	67	48	42	10	11

Net income (loss)	$141	$140	$80	$58	$20	$21

Net charge-offs	$17	$42	$9	$25	$8	$3

Selected average balances:
Assets	$24,621	$24,320	$13,252	$12,227	$5,003	$4,677
Loans	23,270	23,119	12,656	11,540	4,807	4,508
Deposits	18,858	19,083	16,303	14,880	3,674	3,761
Liabilities	19,628	19,707	16,344	14,878	3,673	3,753
Attributed equity	2,131	2,129	1,025	1,038	449	445

Statistical data:
Return on average assets (1)	2.28%	2.30%	1.84%	1.46%	1.60%	1.78%
Return on average attributed equity	26.39	26.32	31.15	22.45	17.82	18.72
Net interest margin	4.56	4.66	4.62	5.09	4.93	5.34
Efficiency ratio	49.86	52.24	42.33	40.77	56.05	55.56

			Finance and Other
	Florida		Businesses		Total

Three Months Ended March 31,	2005	2004	2005	2004	2005	2004

Earnings summary:
Net interest income (expense) (FTE)	$10	$9	$(58)	$(81)	$461	$446
Provision for loan losses	2	1	(4)	40	1	65
Noninterest income	4	4	11	23	210	220
Noninterest expenses	7	6	28	15	374	369
Provision (benefit) for income taxes (FTE)	2	2	(26)	(52)	97	70

Net income (loss)	$3	$4	$(45)	$(61)	$199	$162

Net charge-offs	$4	$—	$—	$—	$38	$70

Selected average balances:
Assets	$1,396	$1,260	$6,478	$8,254	$50,750	$50,738
Loans	1,383	1,251	39	9	42,155	40,427
Deposits	289	189	658	1,692	39,782	39,605
Liabilities	287	189	5,746	7,115	45,678	45,642
Attributed equity	67	62	1,400	1,422	5,072	5,096

Statistical data:
Return on average assets (1)	0.95%	1.22%	N/M	N/M	1.57%	1.28%
Return on average attributed equity	19.76	25.05	N/M	N/M	15.73	12.71
Net interest margin	2.99	2.87	N/M	N/M	4.00	3.83
Efficiency ratio	52.81	49.68	N/M	N/M	55.70	55.84

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
N/M – Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 12 – Pending Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all stock-based compensation awards granted to employees be recognized in the financial statements at fair value. SFAS No. 123(R) will allow for two transition alternatives for public entities: modified-prospective transition or modified-retrospective transition. Under the modified-prospective transition method, companies would be required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS No. 123(R) is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123. Prior periods would not be restated. Under the modified-retrospective transition method, companies would be allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the proforma footnote disclosures under the provisions of SFAS No. 123. See Note 1 to the consolidated financial statements for proforma footnote disclosures reported for the three months ended March 31, 2005 and 2004. New awards and unvested awards would be accounted for in the same manner for both the modified-prospective and modified-retrospective methods. In April 2005, the Securities and Exchange Commission delayed the required adoption date of SFAS No. 123(R) for public companies to the beginning of the first annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. In 2002, the Corporation adopted the fair value recognition provisions of SFAS No. 123 on a prospective basis. The Corporation is currently evaluating the guidance contained in SFAS No. 123(R) to determine the effect, if any, adoption of the guidance will have on the Corporation’s financial condition and results of operations.

     In March 2004, the Emerging Issues Task Force (“EITF”), a standard setting body working under the FASB, reached a revised consensus on EITF No. 03-01, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments.” The revised consensus contained a model to be used in determining whether an investment is other-than-temporarily impaired and guidance on the recognition of other-than-temporary impairment. The other-than-temporary impairment evaluation and recognition guidance was to be effective on July 1, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) 03-1-1, which delayed the effective date of the guidance in EITF 03-01 related to the evaluation and recognition of impairment on investments. The FASB plans to issue final authoritative guidance on this matter in 2005. When this occurs, the effect of this guidance on the Corporation’s financial condition and results of operations, if any, will be determined.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net income for the quarter ended March 31, 2005 was $199 million, an increase of $37 million, or 23 percent, from $162 million reported for the first quarter of 2004. Quarterly diluted net income per share increased 26 percent to $1.16 from $0.92 a year ago. Return on average common shareholders’ equity was 15.73 percent and return on average assets was 1.57 percent, compared to 12.71 percent and 1.28 percent, respectively, for the comparable quarter last year. The increase in earnings in the first quarter of 2005 over the comparable quarter last year resulted primarily from a $64 million decrease in the provision for loan losses and a $15 million increase in net interest income.

Net Interest Income

     The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended March 31, 2005. On a FTE basis, net interest income increased $15 million to $461 million for the three months ended March 31, 2005, from $446 million for the comparable quarter in 2004. The increase in net interest income resulted primarily from a change in the mix of earning assets to higher yielding instruments. Average earning assets decreased $177 million, or less than one percent, when compared to the first quarter of last year. A $1.1 billion decline in average short-term investments, resulting from a reduction in short-term liquidity, and an $761 million decline in average investment securities available-for-sale were substantially offset by a $1.7 billion increase in average loans to $42.2 billion for the first quarter 2005. The net interest margin for the three months ended March 31, 2005 was 4.00 percent as compared to 3.83 percent for the comparable period in 2004. The increase in net interest margin was the result of a greater contribution from noninterest-bearing deposits in a higher rate environment, as well as a shift in the earning asset mix from short-term investments to loans in the first quarter of 2005, as compared to the same period in 2004. For further discussion of the effects of market rates on net interest income, refer to “Item 3. Quantitative and Qualitative Disclosures about Market Risk”.

     The Corporation expects full-year 2005 net interest margin, on average, to be approximately 4.00 percent.

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume (FTE)

			Three Months Ended
	March 31, 2005			March 31, 2004

	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans	$23,248	$286	5.00%	$21,716	$218	4.04%
Real estate construction loans	3,052	49	6.48	3,354	42	5.01
Commercial mortgage loans	8,315	118	5.77	7,964	100	5.03
Residential mortgage loans	1,310	18	5.58	1,226	17	5.78
Consumer loans	2,734	36	5.32	2,626	31	4.62
Lease financing	1,261	13	4.13	1,291	14	4.40
International loans	2,235	30	5.43	2,250	23	4.11
Business loan swap income	—	17	—	—	52	—

Total loans	42,155	567	5.45	40,427	497	4.94

Investment securities available-for-sale (1)	3,790	35	3.60	4,551	40	3.48
Short-term investments	700	6	3.47	1,844	7	1.66

Total earning assets	46,645	608	5.27	46,822	544	4.67

Cash and due from banks	1,639			1,664
Allowance for loan losses	(685)			(831)
Accrued income and other assets	3,151			3,083

Total assets	$50,750			$50,738

Money market and NOW deposits	$17,810	69	1.56	$17,908	42	0.95
Savings deposits	1,582	2	0.41	1,607	2	0.39
Certificates of deposit	5,558	31	2.28	6,515	26	1.58
Foreign office time deposits	712	6	3.72	590	3	2.41

Total interest-bearing deposits	25,662	108	1.71	26,620	73	1.10

Short-term borrowings	441	3	2.71	311	1	0.89
Medium- and long-term debt	4,277	36	3.37	4,795	24	2.06

Total interest-bearing sources	30,380	147	1.96	31,726	98	1.25

Noninterest-bearing deposits	14,120			12,985
Accrued expenses and other liabilities	1,178			931
Common shareholders’ equity	5,072			5,096

Total liabilities and shareholders’ equity	$50,750			$50,738

Net interest income/rate spread (FTE)		$461	3.31		$446	3.42

FTE adjustment		$1			$1

Impact of net noninterest bearing sources of funds			0.69			0.41

Net interest margin (as a percentage of average earning assets) (FTE)			4.00%			3.83%

(1)	Average rate based on average historical cost.

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume (FTE) (continued)

	Three Months Ended
	March 31, 2005/March 31, 2004

	Increase	Increase
	(Decrease)	(Decrease)	Net
	Due to	Due to	Increase
(in millions)	Rate	Volume *	(Decrease)

Loans	$48	$22	$70
Investments securities available-for-sale	2	(7)	(5)
Short-term investments	8	(9)	(1)

Total earning assets	58	6	64

Interest-bearing deposits	39	(4)	35
Short-term borrowings	1	1	2
Medium and long-term debt	16	(4)	12

Total interest-bearing sources	56	(7)	49

Net interest income/rate spread (FTE)	$2	$13	$15

*	Rate/Volume variances are allocated to variances due to volume.

Provision for Loan Losses

     The provision for loan losses was $1 million for the first quarter of 2005 compared to $65 million for the same period in 2004. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed in the section entitled “Allowance for Loan Losses and Nonperforming Assets.” The decrease in the provision for loan losses in the three months ended March 31, 2005 over the comparable period last year is primarily the result of improving credit quality trends. These trends reflect improving economic conditions in certain of the Corporation’s geographic markets. While the economic conditions in the Corporation’s Michigan market remained relatively flat over the last year, the economic conditions in both the Western and Texas markets have continued to improve in line with growth in the national economy. Forward-looking indicators suggest this positive movement should continue for the remainder of 2005. In addition, the Corporation’s provision for loan losses decreased, in part, due to recent enhancements in loan portfolio analytics that were designed to provide management with deeper insight into the Corporation’s risks and enhance its ability to control risks.

Noninterest Income

     Noninterest income was $210 million for the three months ended March 31, 2005, a decrease of $10 million, or four percent, over the same period in 2004. Noninterest income in the first quarter of 2005 included $5 million of risk management hedge ineffectiveness losses (from interest rate and foreign exchange contracts) and nominal net securities losses, compared to nominal risk management hedge ineffectiveness gains and $5 million of net securities gains in the first quarter of 2004. In addition, service charges on deposit accounts were $54 million for the quarter ended March 31, 2005, a decrease of $8 million from the comparable quarter in 2004. Commercial customers accounted for 71 percent and 72 percent of service charges on deposit accounts in the first quarter 2005 and 2004, respectively. Non-sufficient funds and overdraft fees accounted for 27 percent and 25 percent of service charges on deposit accounts in the first quarter 2005 and 2004, respectively.

     Management currently expects low single-digit growth in noninterest income in the full-year 2005, compared to 2004.

Noninterest Expenses

     Noninterest expenses were $374 million for the quarter ended March 31, 2005, an increase of $5 million, or one percent, from the comparable quarter in 2004. Salaries and employee benefits expense increased $10 million, or four percent, in the first quarter 2005, when compared to the first quarter 2004, primarily due to an increase in pension and other employee benefits. Severance expense was $1 million in the first quarter 2005, compared to $3 million in the first quarter 2004. Customer services expense, which represents expenses paid on behalf of customers, was $11 million in the first quarter 2005, compared to $2 million for the same period in 2004. The amount of customer services expense varies from period to period as a result of changes in the level of noninterest-bearing deposits in the Corporation’s Financial Services Group and the earnings credit allowances provided on these deposits. The increases in noninterest expenses were partially offset by a $5 million decline in litigation-related costs and a decline in other noninterest expenses, which included a $3 million decline in the provision for credit losses on lending-related commitments.

     Management currently expects a low single-digit increase in noninterest expenses in the full-year 2005, compared to 2004.

Provision for Income Taxes

     The provision for income taxes for the first quarter of 2005 was $96 million, compared to $69 million for the same period a year ago. The effective tax rate was 32 percent for the first quarter of 2005 compared to 30 percent for the same quarter of 2004. Taxes in the first quarter of 2004 were reduced by a $4 million (after-tax) adjustment to the state tax reserves that resulted from settlement of a tax liability with the state of California.

     Management currently expects the effective tax rate to be about 32 percent for the remainder of the year.

Business Segments

     The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, Small Business & Personal Financial Services, and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance Division. Note 11 to the consolidated financial statements presents financial results of these businesses for the three months ended March 31, 2005 and 2004. For a description of the business activities of each business segment and the methodologies, which form the basis for these results, refer to Note 24 in the Corporation’s 2004 Annual Report.

     The following table presents net income (loss) by business segment.

		Three Months Ended
(dollar amounts in millions)	March 31, 2005		March 31, 2004

Business Bank	$175	72%	$162	73%
Small Business & Personal Financial Services	44	18	42	19
Wealth & Institutional Management	25	10	19	8

	244	100%	223	100%
Finance	(30)		(39)
Other	(15)		(22)

	$199		$162

     The Business Bank’s net income increased $13 million, or eight percent, to $175 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Contributing to the increase was a significant decline in the provision for loan losses, partially offset by a decrease in net interest income. Net interest income (FTE) declined $11 million, or three percent, from the comparable quarter of 2004. The decline in net interest income was primarily due to lower loan and deposit spreads, which resulted from increased pricing competition, partially offset by an increase in loan and deposit balances. The provision for loan losses decreased $17 million, primarily the result of continued improvement in credit quality trends, as discussed in “Provision for Loan Losses” above, partially offset by a higher allocation of allowance for loan losses for lease financing. Noninterest income increased $2 million, while noninterest expenses decreased $4 million in the first quarter 2005, when compared to the comparable quarter in 2004. The increase in noninterest income was primarily the result of a $5 million increase in letter of credit fees. The decrease in noninterest expenses included a $6 million decline in net corporate overhead expenses, a majority of which was due to timing differences between when an expense was reflected as a consolidated expense and when allocated to the segments, and a $4 million decline in the provision for credit losses on lending-related commitments, partially offset by a $9 million increase in customer services expense.

     Small Business & Personal Financial Services’ net income increased $2 million, or five percent, to $44 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Contributing to the increase was a $3 million increase in net interest income (FTE) and a $2 million decline in the provision for loan losses. The increase in net interest income was primarily due to an increase in average deposit balances and deposit spreads, partially offset by a decline in loan spreads. The decrease in the provision for loan losses was primarily the result of the improvement in credit quality trends. Noninterest income declined $4 million, or eight percent, from the comparable period last year, primarily the result of a $3 million decline in services charges on deposits. Noninterest expenses remained flat when compared with year ago levels, as a $5 million decrease in net corporate overhead expenses was offset by a $5 million increase in various other expense categories.

     Wealth & Institutional Management’s net income increased $6 million, or 32 percent, to $25 million for the three months ended March 31, 2005, compared to $19 million for the three months ended March 31, 2004. Net interest income (FTE) remained flat, while the provision for loan losses declined $1 million due to continued improvement in credit quality trends. Noninterest income increased $3 million as a result of increases in personal trust fees of $2 million and equity in earnings of unconsolidated subsidiaries of $2 million, partially offset by nominal declines in other categories. Noninterest expenses declined $4 million, including a $3 million decline in net corporate overhead expenses.

     The net loss in the Finance Division was $30 million for the three months ended March 31, 2005, compared to a net loss of $39 million for the three months ended March 31, 2004. Net interest income (FTE) increased $27 million, primarily due to higher loan funding rates paid by the lending-related business units. Partially offsetting the increase in net interest income was an $8 million decline in noninterest income, primarily due to a $5 million decline in risk management hedge ineffectiveness income and a $3 million decline in net securities gains.

     The net loss for the Other category was $15 million for the three months ended March 31, 2005, compared to a net loss of $22 million for the three months ended March 31, 2004. The lower net loss was primarily due to a $44 million decrease in the loan loss provision not assigned to the other segments. This was partially offset by a $12 million increase in noninterest expenses, primarily due to an increase in net corporate overhead expenses, which resulted from timing differences between when an expense was reflected as a consolidated expense and when allocated to the other segments.

Geographic Market Segments

     The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest & Other Markets, Western, Texas, and Florida. Note 11 to the consolidated financial statements presents financial results of these market segments for the three months ended March 31, 2005 and 2004.

     The following table presents net income (loss) by market segment.

		Three Months Ended
(dollar amounts in millions)	March 31, 2005		March 31, 2004

Midwest & Other Markets	$141	58%	$140	63%
Western	80	33	58	26
Texas	20	8	21	9
Florida	3	1	4	2

	244	100%	223	100%
Finance & Other Businesses	(45)		(61)

	$199		$162

     The Midwest & Other Markets’ net income increased $1 million, to $141 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Net interest income (FTE) declined $6 million in the first quarter 2005, when compared to the same period last year, primarily due to lower loan spreads. The provision for loan losses increased $11 million, primarily due to a higher allocation of allowance for loan losses for lease financing. Noninterest income increased $4 million from the comparable quarter in 2004, due to an increase in letter of credit fees. Noninterest expenses decreased $10 million, or five percent, primarily due to an $8 million decrease in net corporate overhead expenses, a majority of which was due to timing differences between when an expense was reflected as a consolidated expense and when allocated to the segments, and a $2 million decrease in the provision for credit losses on lending-related commitments.

     The Western market’s net income increased $22 million, or 38 percent, to $80 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Contributing to the increase in net income was a $33 million decrease in the provision for loan losses, primarily the result of continued improvement in credit quality trends, as discussed in “Provision for Loan Losses” above. Net interest income (FTE) decreased $2 million, primarily due to a decline in loan and deposit spreads, partially offset by an increase in loan and deposit balances. Noninterest income declined $1 million, while noninterest expenses increased $2 million. The increase in noninterest expenses was primarily due to a $9 million increase in customer services expense, partially offset by a $4 million decline in net corporate overhead expenses.

     The Texas market’s net income decreased $1 million, to $20 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Modest decreases in net interest income (FTE) and noninterest income were partially offset by a slight decline in noninterest expenses.

     The Florida market’s net income decreased $1 million, to $3 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. The decrease in net income was primarily the result of a modest increase in the provision for loan losses and noninterest expenses, partially offset by a slight increase in net interest income (FTE).

     The net loss in the Finance & Other Businesses segment was $45 million for the three months ended March 31, 2005, compared to a net loss of $61 million for the three months ended March 31, 2004. Contributing to the lower net loss was a $23 million increase in net interest income (FTE), primarily due to higher loan funding rates paid by the lending-related business segments, and a $44 million decrease in the provision for loan losses not assigned to the other segments. These increases were partially offset by a $12 million decrease in noninterest income, primarily due to a $5 million decline in risk management hedge ineffectiveness income and a $3 million decline in net securities gains, and a $13 million increase in noninterest expenses. The increase in noninterest expenses was primarily due to an increase in net corporate overhead expenses which resulted from timing differences between when an expense was reflected as a consolidated expense and when allocated to the other segments.

Financial Condition

     Total assets were $53.5 billion at March 31, 2005 compared with $51.8 billion at year-end 2004 and $54.5 billion at March 31, 2004. Total period end loans increased two percent from December 31, 2004 to March 31, 2005. Within loans, on an average basis, there was growth in nearly all businesses and markets. Average loans grew in the Specialty Businesses (10 percent) and Global Corporate Banking (6 percent) loan portfolios, from the fourth quarter 2004 to the first quarter 2005. Average loans declined in the same periods in the Commercial Real Estate (5 percent) loan portfolio, mostly due to normal takeout refinancings. Short-term investments increased $564 million from December 31, 2004 to March 31, 2005 as a result of the significant increase in short-term deposits discussed below.

     Management currently expects mid single-digit average loan growth in 2005, when compared to 2004 levels and expects average earning assets in 2005 to be virtually unchanged from 2004 levels.

     Total liabilities increased $1.8 billion, or four percent, from $46.7 billion at December 31, 2004, to $48.5 billion at March 31, 2005. Total deposits increased four percent to $42.7 billion at March 31, 2005, from $40.9 billion at year-end 2004. Deposits in the Corporation’s Financial Services Group, some of which are not expected to be long-lived, increased to $10.6 billion at March 31, 2005 from $8.5 billion at December 31, 2004, primarily due to strong mortgage business activity.

Allowance for Loan Losses and Nonperforming Assets

     The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The Corporation performs a detailed quarterly credit quality review on both large business and certain large personal purpose consumer and residential mortgage loans that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying projected loss ratios, based on numerous factors identified below, to the loans within each risk rating. In addition, a portion of the allowance is allocated to these remaining loans based on industry specific and geographic risks inherent in certain portfolios, including portfolio exposures to automotive suppliers, retailers, contractors, technology-related, entertainment, air transportation and healthcare industries, Small Business Administration loans and certain Latin American risks. The portion of the allowance allocated to all other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors, such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis, including information on migration and loss given default studies from each geographic market, as well as mapping to bond tables. The allocated portion of the allowance was $577 million at March 31, 2005, a decrease of $44 million from December 31, 2004. The decrease resulted from the impact of favorable migration data on projected loss factors, partially offset by increased specific reserves for certain lease financing transactions.

     Actual loss ratios experienced in the future may vary from those projected. The uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or identified industry specific and geographic risks. An unallocated portion of the allowance is maintained to capture these probable losses. The unallocated allowance reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses. Factors that were considered in the evaluation of the adequacy of the Corporation’s unallocated allowance include the imprecision in the risk rating system, and the risk associated with new customer relationships. The unallocated allowance associated with the margin for imprecision in the risk rating system is based on a historical evaluation of the accuracy of the risk ratings associated with loans, while the unallocated allowance due to new business migration risk is based on an evaluation of the risk of rating downgrades associated with loans that do not have a full year of payment history. The unallocated allowance was $59 million at March 31, 2005, an increase of $7 million from December 31, 2004. This increase was due, in part, to an increase in new customer relationships.

     The total allowance, including the unallocated amount, is available to absorb losses from any segment within the portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has a concentration of loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allocated allowance. Inclusion of other industry specific and geographic portfolio exposures in the allocated allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allocated allowance. Any of these events, or some combination, may result in the need for additional provision for loan losses in order to maintain an adequate allowance.

     At March 31, 2005, the allowance for loan losses was $636 million, a decrease of $37 million from $673 million at December 31, 2004. The allowance for loan losses as a percentage of total period-end loans decreased to 1.52 percent from 1.65 percent at December 31, 2004. The Corporation also had an allowance for credit losses on lending-related commitments of $18 million and $21 million, at March 31, 2005 and December 31, 2004, respectively, which is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets. These lending-related commitments include unfunded loan commitments and letters of credit.

     Nonperforming assets at March 31, 2005 were $311 million, as compared to $339 million at December 31, 2004, a decrease of $28 million, or eight percent. The allowance for loan losses as a percentage of nonperforming assets increased to 204 percent at March 31, 2005, from 198 percent at December 31, 2004.

     Nonperforming assets at March 31, 2005 and December 31, 2004 were categorized as follows:

	March 31,	December 31,
(in millions)	2005	2004

Nonaccrual loans:
Commercial	$161	$161
Real estate construction:
Real estate construction business line	18	31
Other	2	3

Total real estate construction	20	34
Commercial mortgage:
Commercial real estate business line	11	6
Other	38	58

Total commercial mortgage	49	64
Residential mortgage	2	1
Consumer	1	1
Lease financing	12	15
International	24	36

Total nonaccrual loans	269	312
Reduced-rate loans	—	—

Total nonperforming loans	269	312
Other real estate	42	27
Nonaccrual debt securities	—	—

Total nonperforming assets	$311	$339

Loans past due 90 days or more and still accruing	$23	$15

     The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended

(in millions)	March 31, 2005	December 31, 2004

Nonaccrual loans at beginning of period	$312	$361
Loans transferred to nonaccrual (1)	66	71
Nonaccrual business loan gross charge-offs (2)	(42)	(49)
Loans transferred to accrual status (1)	(4)	(7)
Nonaccrual business loans sold (3)	(14)	(33)
Payments/Other (4)	(49)	(31)

Nonaccrual loans at end of period	$269	$312

(1)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(2) Analysis of gross loan charge-offs:
Nonaccrual business loans	$42	$49
Performing watch list loans	1	1
Consumer and residential mortgage loans	3	5

Total gross loan charge-offs	$46	$55

(3) Analysis of loans sold:
Nonaccrual business loans	$14	$33
Performing watch list loans sold	4	7

Total loans sold	$18	$40

(4)	Net change related to nonaccrual loans with balances less than $2 million, other than business loan gross charge-offs and nonaccrual loans sold, are included in Payments/Other.

     Loans with balances greater than $2 million transferred to nonaccrual status were $66 million in the first quarter of 2005, a decline of $5 million, or seven percent, from $71 million in the fourth quarter of 2004. There was one loan greater than $10 million transferred to nonaccrual during the first quarter of 2005, which totaled $19 million and was to a company in the consumer non-durables industry.

     The following table presents a summary of total internally classified nonaccrual and watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans) at March 31, 2005 and December 31, 2004. Consistent with the decrease in nonaccrual loans from December 31, 2004 to March 31, 2005, total nonaccrual and watch list loans decreased both in dollars and as a percentage of the total loan portfolio.

(dollar amounts in millions)	March 31, 2005	December 31, 2004

Total nonaccrual and watch list loans	$2,225	$2,245
As a percentage of total loans	5.3%	5.5%

     The following table presents a summary of nonaccrual loans at March 31, 2005 and loans transferred to nonaccrual and net charge-offs during the three months ended March 31, 2005, based on the Standard Industrial Classification (SIC) code.

				Three Months Ended
(dollar amounts in millions)	March 31, 2005			March 31, 2005

			Loans Transferred		Net
SIC Category	Nonaccrual Loans		To Nonaccrual *		Charge-Offs

Automotive	$81	30%	$12	18%	$4	10%
Real estate	37	14	10	15	3	9
Services	31	11	7	10	3	8
Non-automotive manufacturing	27	10	—	—	4	10
Consumer non-durables	18	7	24	37	4	10
Transportation	14	5	4	5	8	21
Contractors	13	5	2	4	6	16
Entertainment	11	4	7	11	2	5
Retail trade	10	4	—	—	2	5
Wholesale trade	9	3	—	—	1	2
Technology-related	5	2	—	—	1	3
Other	13	5	—	—	—	1

Total	$269	100%	$66	100%	$38	100%

*	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

     Shared National Credit Program (SNC) loans comprised approximately eight percent of total nonaccrual loans at March 31, 2005 and 11 percent at December 31, 2004. SNC loans are facilities greater than $20 million shared by three or more federally supervised financial institutions which are reviewed by regulatory authorities at the agent bank level. SNC loans comprised approximately 16 percent and 15 percent of total loans at March 31, 2005 and December 31, 2004, respectively. SNC loans comprised approximately three percent of first quarter 2005 total net charge-offs.

     Net charge-offs for the first quarter of 2005 were $38 million, or 0.36 percent of average total loans, compared with $70 million, or 0.69 percent, for the first quarter of 2004. The carrying value of nonaccrual loans as a percentage of contractual value declined to 48 percent at March 31, 2005 compared to 54 percent at December 31, 2004. The provision for loan losses was $1 million for the first quarter of 2005, compared to $65 million for the same period in 2004.

     Management currently expects stable credit quality with full-year 2005 net charge-offs to average loans of about 35 basis points.

Capital

     Common shareholders’ equity was $5.0 billion at March 31, 2005, a decrease of $75 million from December 31, 2004. The following table presents a summary of changes in common shareholders’ equity in the first three months of 2005:

(in millions)

Balance at January 1, 2005	$5,105
Retention of retained earnings (net income less cash dividends declared)	106
Recognition of stock-based compensation expense	9
Net issuance of common stock under employee stock plans	13
Change in accumulated other comprehensive income *	(85)
Repurchase of approximately 2.1 million common shares in the open market	(118)

Balance at March 31, 2005	$5,030

* Includes an increase in accumulated net losses on cash flow hedges ($55 million) and an increase in net unrealized losses on investment securities available-for-sale ($30 million), due to changes in the interest rate environment.

See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for information regarding the Corporation’s stock repurchases.

     The Corporation’s capital ratios exceed minimum regulatory requirements as follows:

	March 31,	December 31,
	2005	2004

Tier 1 common capital ratio*	8.03%	8.13%
Tier 1 risk-based capital ratio (4.00% - minimum)*	8.65	8.77
Total risk-based capital ratio (8.00% - minimum)*	12.45	12.75
Leverage ratio (3.00% - minimum)*	10.51	10.37

*	March 31, 2005 ratios are estimated.

     At March 31, 2005, the Corporation and its banking subsidiaries exceeded the ratios required to be considered “well capitalized” (tier 1 risk-based capital, total risk-based capital and leverage ratios greater than 6 percent, 10 percent and 5 percent, respectively).

     The Corporation expects to continue to be an active capital manager throughout 2005.

Critical Accounting Policies

     The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation’s 2004 Annual Report, as updated in Note 1 to the unaudited consolidated financial statements in this report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for allowance for loan losses, pension plan accounting and goodwill. These policies are reviewed with the Audit and Legal Committee of the Corporation’s Board of Directors and are discussed more fully on pages 54-57 of the Corporation’s 2004 Annual Report. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2004 Annual Report.

Long-term Outlook

     The Corporation continues to make progress toward its long-term objectives of 5 to 7 percent revenue growth, 2 to 3 percent noninterest expense growth, net charge-offs of 40 to 60 basis points, a 7 to 8 percent tier 1 common capital ratio and return on average common shareholders’ equity of 15 to 18 percent.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation actively manages its material exposure to interest rate risk. Management attempts to evaluate the effect of movements in interest rates on net interest income and uses interest rate swaps and other instruments to manage its interest rate risk exposure. The primary tool used by the Corporation in determining its exposure to interest rate risk is net interest income simulation analysis. The net interest income simulation analysis performed at the end of each quarter reflects changes to both interest rates and loan, investment and deposit volumes. Management evaluates “base” net interest income under what is believed to be the most likely balance sheet structure and interest rate environment. This “base” net interest income is then evaluated against interest rate scenarios that increase and decrease 200 basis points (but no lower than zero percent) from the most likely rate environment. For purposes of this analysis, the rise or decline in short-term interest rates occurs ratably over four months. The measurement of risk exposure at March 31, 2005 for a decline in short-term interest rates by 200 basis points identified approximately $78 million, or four percent, of forecasted net interest income at risk over the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income would be enhanced by approximately $92 million, or five percent. Corresponding measures of risk exposure at December 31, 2004 were approximately $74 million, or four percent, of net interest income at risk for a decline in short-term interest rates by 200 basis points and an approximately $99 million, or five percent, enhancement of net interest income for a 200 basis point rise in rates. Corporate policy limits adverse change to no more than five percent of management’s most likely net interest income forecast and the Corporation is operating within this policy guideline.

     Secondarily, the Corporation utilizes an economic value of equity analysis and a traditional interest sensitivity gap measure as alternative measures of interest rate risk exposure. At March 31, 2005, all three measures of interest rate risk were within established corporate policy guidelines.

     At March 31, 2005, the Corporation had a $126 million portfolio of indirect (through funds) private equity and venture capital investments, and had commitments of $49 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value. The Corporation bases estimates of fair value for the majority of its indirect private equity and venture capital investments on the percentage ownership in the fair value of the entire fund, as reported by the fund management. In general, the Corporation does not have the benefit of the same information regarding the fund’s underlying investments as does fund management. Therefore, after indication that fund management adheres to accepted, sound and recognized valuation techniques, the Corporation generally utilizes the fair values assigned to the underlying portfolio investments by fund management. For those funds where fair value is not reported by fund management, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by fund management, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other qualitative information, as available. The uncertainty in the economy and equity markets may affect the values of the fund investments. Approximately 25 percent of the underlying debt and equity in these funds are to companies in the automotive industry.

     Certain components of the Corporation’s noninterest income, primarily fiduciary income and investment advisory revenue, are at risk to fluctuations in the market values of underlying assets, particularly equity securities. Other components of noninterest income, primarily brokerage fees, are at risk to changes in the level of market activity.

     For further discussion of market risk, see Note 7 and pages 47-53 of the Corporation’s 2004 Annual Report.

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

Forward-looking statements

     This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communication from time to time that contain such statements. All statements regarding the Corporation’s expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “outcome,” “continue,” “remain,” “maintain,” “trend,” “objective,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions as they relate to the Corporation or its management, are intended to identify forward-looking statements.

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

•	general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected;

•	developments concerning credit quality in various industry sectors may result in an increase in the level of the Corporation’s provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	industries in which the Corporation has lending concentrations, including, but not limited to, the automotive industry, could suffer a significant decline which could adversely affect the Corporation;

•	demand for commercial loans and investment advisory products may not accelerate as expected;

•	the mix of interest rates and maturities of the Corporation’s interest earning assets and interest-bearing liabilities (primarily loans and deposits) may be less favorable than expected;

•	interest rate margin changes may be greater than expected;

•	there could be fluctuations in inflation or interest rates;

•	there could be changes in trade, monetary and fiscal policies, including, but not limited to, the interest rate policies of the Board of Governors of the Federal Reserve System;

•	customer borrowing, repayment, investment and deposit practices generally may be different than anticipated;

•	management’s ability to maintain and expand customer relationships may differ from expectations;

•	the introductions, withdrawal, success and timing of business initiatives and strategies, including, but not limited to the opening of new branches or private banking offices, and plans to grow personal financial services and wealth management, may be less successful or may be different than anticipated;

•	competitive product and pricing pressures among financial institutions within the Corporation’s markets may change;

•	legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Corporation and its subsidiaries, could adversely affect the Corporation or the financial services industry in general;

•	instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, market and liquidity, operational, compliance and business risks and enterprise-wide risk could be less effective than anticipated, and the Corporation may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk;

•	there could be terrorist activities or other hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation;

•	there could be changes in applicable laws and regulations, including, but not limited to, those concerning taxes, banking, securities, and insurance; and

•	there could be adverse conditions in the stock market.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, management believes that current reserves, determined in accordance with SFAS No. 5, “Accounting for Contingencies,” are adequate and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On March 23, 2004, the Board of Directors of the Corporation authorized the purchase of up to 10 million shares of Comerica Incorporated outstanding common stock. Substantially all shares purchased as part of the Corporation’s publicly announced repurchase plan were transacted in the open market and were within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The following table summarizes the Corporation’s share repurchase activity for the three months ended March 31, 2005.

(shares in millions)			Total Number of Shares
	Total Number		Purchased as Part of Publicly	Remaining Share
	of Shares	Average Price	Announced Repurchase Plans	Repurchase
Month Ended	Repurchased	Paid Per Share	or Programs	Authorization (1)

January 31, 2005	0.2	$57.11	0.2	8.1
February 28, 2005	0.7	57.90	0.7	7.4
March 31, 2005	1.2	55.91	1.2	6.2

Total	2.1	$56.71	2.1	6.2

(1)	Maximum number of shares that may yet be purchased under the plans or programs.

ITEM 6. Exhibits

(11)	Statement re: Computation of Net Income Per Common Share

(31.1)	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)	Executive Vice President, CFO and Treasurer Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(32)	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED (Registrant)

/s/ Elizabeth S. Acton

Elizabeth S. Acton Executive Vice President, Chief Financial Officer and Treasurer

/s/ Marvin J. Elenbaas

Marvin J. Elenbaas Senior Vice President and Controller (Principal Accounting Officer)

Date: May 4, 2005

EXHIBIT INDEX

Exhibit No.	Description

11	Statement re: Computation of Net Income Per Common Share

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President, CFO and Treasurer Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)