Form 10-Q
period 2005-06-30
COMERICA INC /NEW/
filed 2005-08-04
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or
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
$5 par value common stock:
Outstanding as of July 15, 2005: 167,270,955 shares

COMERICA INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

	June 30,	December 31,	June 30,
(in millions, except share data)	2005	2004	2004
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$1,687	$1,139	$1,865
Short-term investments	3,402	3,230	5,977
Investment securities available-for-sale	3,947	3,943	4,332

Commercial loans	23,690	22,039	21,458
Real estate construction loans	3,168	3,053	3,282
Commercial mortgage loans	8,536	8,236	8,080
Residential mortgage loans	1,394	1,294	1,211
Consumer loans	2,701	2,751	2,672
Lease financing	1,296	1,265	1,266
International loans	2,239	2,205	2,130

Total loans	43,024	40,843	40,099
Less allowance for loan losses	(609)	(673)	(762)

Net loans	42,415	40,170	39,337

Premises and equipment	481	415	389
Customers’ liability on acceptances outstanding	35	57	44
Accrued income and other assets	2,722	2,812	2,599

Total assets	$54,689	$51,766	$54,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$19,236	$15,164	$17,568
Interest-bearing deposits	24,817	25,772	26,343

Total deposits	44,053	40,936	43,911

Short-term borrowings	108	193	210
Acceptances outstanding	35	57	44
Accrued expenses and other liabilities	1,067	1,189	847
Medium- and long-term debt	4,309	4,286	4,597

Total liabilities	49,572	46,661	49,609

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 178,735,252 shares at 6/30/05, 12/31/04 and 6/30/04	894	894	894
Capital surplus	433	421	398
Accumulated other comprehensive loss	(99)	(69)	(82)
Retained earnings	4,546	4,331	4,125
Less cost of common stock in treasury - 11,513,612 shares at 6/30/05, 8,259,328 shares at 12/31/04 and 7,124,990 shares at 6/30/04	(657)	(472)	(401)

Total shareholders’ equity	5,117	5,105	4,934

Total liabilities and shareholders’ equity	$54,689	$51,766	$54,543

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2005	2004	2005	2004

INTEREST INCOME
Interest and fees on loans	$616	$500	$1,182	$996
Interest on investment securities	34	35	69	75
Interest on short-term investments	5	10	11	17

Total interest income	655	545	1,262	1,088
INTEREST EXPENSE
Interest on deposits	122	72	230	145
Interest on short-term borrowings	9	—	12	1
Interest on medium- and long-term debt	41	25	77	49

Total interest expense	172	97	319	195

Net interest income	483	448	943	893
Provision for loan losses	2	20	3	85

Net interest income after provision for loan losses	481	428	940	808
NONINTEREST INCOME
Service charges on deposit accounts	54	59	108	121
Fiduciary income	43	41	89	85
Commercial lending fees	16	13	28	27
Letter of credit fees	18	17	38	32
Foreign exchange income	9	10	18	19
Brokerage fees	9	8	17	18
Investment advisory revenue, net	12	9	22	18
Card fees	9	8	18	15
Bank-owned life insurance	10	9	19	18
Equity in earnings of unconsolidated subsidiaries	4	5	9	8
Warrant income	3	4	5	5
Net securities gains	—	1	—	6
Net gain on sales of businesses	—	7	—	7
Other noninterest income	32	37	58	69

Total noninterest income	219	228	429	448
NONINTEREST EXPENSES
Salaries	197	195	386	382
Employee benefits	44	40	91	79

Total salaries and employee benefits	241	235	477	461
Net occupancy expense	28	31	60	61
Equipment expense	14	14	28	29
Outside processing fee expense	20	18	37	35
Software expense	11	9	23	20
Customer services	10	7	21	9
Litigation and operational losses	7	3	10	11
Other noninterest expenses	52	55	101	115

Total noninterest expenses	383	372	757	741

Income before income taxes	317	284	612	515
Provision for income taxes	100	92	196	161

NET INCOME	$217	$192	$416	$354

Basic net income per common share	$1.29	$1.11	$2.47	$2.04
Diluted net income per common share	1.28	1.10	2.44	2.02
Cash dividends declared on common stock	92	90	185	180
Dividends per common share	0.55	0.52	1.10	1.04

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

			Accumulated
			Other			Total
	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except share data)	Stock	Surplus	Income (Loss)	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2004	$894	$384	$74	$3,973	$(215)	$5,110
Net income	—	—	—	354	—	354
Other comprehensive loss, net of tax	—	—	(156)	—	—	(156)
Total comprehensive income						198
Cash dividends declared on common stock ($1.04 per share)	—	—	—	(180)	—	(180)
Purchase of 4,458,423 shares of common stock	—	—	—	—	(247)	(247)
Net issuance of common stock under employee stock plans	—	(6)	—	(22)	61	33
Recognition of stock-based compensation expense	—	20	—	—	—	20

BALANCE AT JUNE 30, 2004	$894	$398	$(82)	$4,125	$(401)	$4,934

BALANCE AT JANUARY 1, 2005	$894	$421	$(69)	$4,331	$(472)	$5,105
Net income	—	—	—	416	—	416
Other comprehensive loss, net of tax	—	—	(30)	—	—	(30)
Total comprehensive income						386
Cash dividends declared on common stock ($1.10 per share)	—	—	—	(185)	—	(185)
Purchase of 4,078,100 shares of common stock	—	—	—	—	(232)	(232)
Net issuance of common stock under employee stock plans	—	(9)	—	(16)	47	22
Recognition of stock-based compensation expense	—	21	—	—	—	21

BALANCE AT JUNE 30, 2005	$894	$433	$(99)	$4,546	$(657)	$5,117

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended
	June 30,
(in millions)	2005	2004

OPERATING ACTIVITIES
Net income	$416	$354
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	3	85
Depreciation and software amortization	36	35
Amortization of stock-based compensation expense	22	21
Net amortization of securities	5	14
Net amortization of intangibles	—	1
Net gain on sale of investment securities available-for-sale	—	(6)
Net gain on sales of businesses	—	(7)
Contributions to pension plan fund	(40)	(62)
Net decrease (increase) in trading securities	9	(8)
Net (increase) decrease in loans held-for-sale	(13)	13
Net (increase) decrease in accrued income receivable	(22)	10
Net decrease in accrued expenses	—	(80)
Other, net	42	(21)

Total adjustments	42	(5)

Net cash provided by operating activities	458	349

INVESTING ACTIVITIES
Net increase in other short-term investments	(168)	(1,969)
Proceeds from sales of investment securities available-for-sale	—	335
Proceeds from maturities of investment securities available-for-sale	559	510
Purchases of investment securities available-for-sale	(566)	(758)
Net (increase) decrease in loans	(2,301)	51
Fixed assets, net	(98)	(49)
Net decrease (increase) in customers’ liability on acceptances outstanding	22	(17)
Proceeds from sales of businesses	—	8

Net cash used in investing activities	(2,552)	(1,889)

FINANCING ACTIVITIES
Net increase in deposits	3,117	2,448
Net decrease in short-term borrowings	(85)	(52)
Net (decrease) increase in acceptances outstanding	(22)	17
Proceeds from issuance of medium- and long-term debt	56	355
Repayments of medium- and long-term debt	(32)	(498)
Proceeds from issuance of common stock and other capital transactions	22	33
Purchase of common stock for treasury and retirement	(232)	(247)
Dividends paid	(182)	(178)

Net cash provided by financing activities	2,642	1,878

Net increase in cash and due from banks	548	338
Cash and due from banks at beginning of period	1,139	1,527

Cash and due from banks at end of period	$1,687	$1,865

Interest paid	$301	$199

Income taxes paid	$148	$106

Noncash investing and financing activities:
Loans transferred to other real estate	$23	$11
Purchase of building financed by assumption of mortgage	42	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 1 — Basis of Presentation and Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the “Corporation”) on Form 10-K for the year ended December 31, 2004.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2005	2004	2005	2004

Net income applicable to common stock, as reported	$217	$192	$416	$354

Add: Stock-based compensation expense included in reported net income, net of related tax effects	8	9	14	14

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	8	11	14	17

Proforma net income applicable to common stock	$217	$190	$416	$351

Net income per common share:
Basic-as reported	$1.29	$1.11	$2.47	$2.04
Basic-pro forma	1.29	1.11	2.47	2.03

Diluted-as reported	1.28	1.10	2.44	2.02
Diluted-pro forma	1.28	1.09	2.44	2.00

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 1 — Basis of Presentation and Accounting Policies (continued)
     In the second quarter 2005, the Corporation changed the model used to value its stock option grants from a Black-Scholes option pricing model to a binomial option pricing model for all stock options granted subsequent to March 31, 2005. The binomial model considers characteristics of fair value option pricing that are not recognized under the Black-Scholes model, and thus provides an estimated fair value option pricing that is more representative of actual experience and future expected experience. A total of 3.0 million stock options were granted in the second quarter 2005 at a weighted-average fair value of $13.56 per share. The Black-Scholes model would have produced a value that was less than one percent higher. The second quarter 2005 after-tax decrease in compensation expense as a result of this change was nominal and is reflected in the table above.
     The fair value of the options granted was estimated using the binomial option pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.44%
Expected dividend yield	3.85
Expected volatility factors of the market price of Comerica common stock	28.6
Expected option life (in years)	6.5

Note 2 — Investment Securities
     At June 30, 2005, investment securities having a carrying value of $1.4 billion were pledged where permitted or required by law to secure $477 million of liabilities, including public and other deposits, and derivative contracts. This included securities of $732 million pledged with the Federal Reserve Bank to secure actual treasury tax and loan borrowings of $22 million at June 30, 2005, and potential borrowings of up to an additional $689 million. The remaining pledged securities of $632 million are primarily with state and local government agencies to secure $455 million of deposits and other liabilities, including deposits of the State of Michigan of $127 million at June 30, 2005.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 3 — Allowance for Loan Losses
     The following summarizes the changes in the allowance for loan losses:

	Six Months Ended
	June 30,
(in millions)	2005	2004

Balance at beginning of period	$673	$803
Loans charged-off:
Commercial	57	121
Real estate construction
Real estate construction business line	—	1
Other	—	—

Total real estate construction	—	1
Commercial mortgage
Commercial real estate business line	4	—
Other	8	12

Total commercial mortgage	12	12
Residential mortgage	—	—
Consumer	6	7
Lease financing	6	9
International	8	10

Total loans charged-off	89	160
Recoveries:
Commercial	19	25
Real estate construction	—	—
Commercial mortgage	1	1
Residential mortgage	—	—
Consumer	1	1
Lease financing	—	1
International	1	6

Total recoveries	22	34

Net loans charged-off	67	126
Provision for loan losses	3	85

Balance at end of period	$609	$762

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 3 — Allowance for Loan Losses (continued)
     SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans that are restructured and meet the requirements to be on accrual status are included with total impaired loans for the remainder of the calendar year of the restructuring. There was one loan ($4 million) included in the $212 million of impaired loans at June 30, 2005 that was restructured and met the requirements to be on accrual status. Impaired loans averaged $233 million and $263 million for the three and six month periods ended June 30, 2005, compared to $448 million and $477 million, respectively, for the comparable periods last year. The following presents information regarding the period-end balances of impaired loans:

	Six Months Ended	Year Ended
(in millions)	June 30, 2005	December 31, 2004

Total period-end impaired loans	$212	$318
Less: Impaired loans restructured during the period on accrual status at period-end	(4)	(8)

Total period-end nonaccrual business loans	$208	$310

Period-end impaired loans requiring an allowance	$179	$306

Allowance allocated to impaired loans	$65	$88

     Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investments in such loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 4 — Medium- and Long-term Debt
     Medium- and long-term debt consisted of the following at June 30, 2005 and December 31, 2004:

(dollar amounts in millions)	June 30, 2005	December 31, 2004

Parent company
7.25% subordinated note due 2007	$159	$163
4.80% subordinated note due 2015	312	304
7.60% subordinated note due 2050	358	357

Total parent company	829	824

Subsidiaries
Subordinated notes:
7.25% subordinated note due 2007	210	216
6.00% subordinated note due 2008	265	270
6.875% subordinated note due 2008	107	109
8.50% subordinated note due 2009	106	107
7.65% subordinated note due 2010	251	256
7.125% subordinated note due 2013	166	169
5.70% subordinated note due 2014	266	262
8.375% subordinated note due 2024	199	197
7.875% subordinated note due 2026	211	200
9.98% subordinated note due 2026	58	58

Total subordinated notes	1,839	1,844

Medium-term notes due 2005 to 2007:
Floating rate based on LIBOR indices	350	385
2.95% fixed rate note	99	99
2.85% fixed rate note	98	99

Variable rate secured debt financing due 2007	1,034	1,017
7.91% fixed rate note due 2010	42	—
Variable rate note due 2009	18	18

Total subsidiaries	3,480	3,462

Total medium- and long-term debt	$4,309	$4,286

     The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged. In March 2005, a subsidiary of the Corporation purchased an operations center building in Auburn Hills, Michigan. The Corporation previously leased the building from a third party. The purchase resulted in the addition of fixed assets of $36 million, a reduction in deferred rent credits of $26 million and the assumption of a mortgage payable with a fair value of $42 million. The assumed mortgage requires payments of $4.3 million, payable in January and July of each year, including interest at a fixed rate of 7.91%, and matures July 1, 2010. On July 6, 2005, the Corporation paid-off the assumed mortgage, which resulted in a nominal gain.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 6 — Accumulated Other Comprehensive Income (Loss)
     Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated gains and losses on cash flow hedges, the change in the accumulated foreign currency translation adjustment and the change in accumulated minimum pension liability adjustment. The Consolidated Statements of Changes in Shareholders’ Equity on page 5 include only combined other comprehensive income (loss), net of tax. The following table presents reconciliations of the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2005 and 2004. Total comprehensive income totaled $386 million and $198 million for the six months ended June 30, 2005 and 2004, respectively, and $272 million and $18 million for the three months ended June 30, 2005 and 2004, respectively. The $188 million increase in total comprehensive income in the six month period ended June 30, 2005, when compared to the same period in the prior year, resulted principally from a decrease in net losses on cash flow hedges ($66 million) and a decrease in net unrealized losses on investment securities available-for-sale ($57 million), due to changes in the interest rate environment, and an increase in net income ($62 million).

	Six Months Ended
	June 30,
(in millions)	2005	2004

Net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period	$(34)	$(23)
Net unrealized holding gains (losses) arising during the period	2	(80)
Less: Reclassification adjustment for gains (losses) included in net income	—	6

Change in net unrealized gains (losses) before income taxes	(2)	(86)
Less: Provision for income taxes	1	(30)

Change in net unrealized gains (losses) on investment securities available-for- sale, net of tax	1	(56)

Balance at end of period	$(33)	$(79)

Accumulated net gains (losses) on cash flow hedges:
Balance at beginning of period	$(16)	$114
Net cash flow hedge gains (losses) arising during the period	(28)	(41)
Less: Reclassification adjustment for gains (losses) included in net income	20	109

Change in cash flow hedges before income taxes	(48)	(150)
Less: Provision for income taxes	(17)	(53)

Change in cash flow hedges, net of tax	(31)	(97)

Balance at end of period	$(47)	$17

Accumulated foreign currency translation adjustment:
Balance at beginning of period	$(6)	$(4)
Net translation gains (losses) arising during the period	—	(2)

Change in foreign currency translation adjustment, net of tax	—	(2)

Balance at end of period	$(6)	$(6)

Accumulated minimum pension liability adjustment:
Balance at beginning of period	$(13)	$(13)
Minimum pension liability adjustment arising during the period before income taxes	—	(2)
Less: Provision for income taxes	—	(1)

Change in minimum pension liability, net of tax	—	(1)

Balance at end of period	$(13)	$(14)

Total accumulated other comprehensive loss, net of taxes, at end of period	$(99)	$(82)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 7 — Employee Benefit Plans
     Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

	Three Months Ended		Six Months Ended
Qualified Defined Benefit Pension Plan	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Service cost	$6	$6	$15	$12
Interest cost	12	12	27	25
Expected return on plan assets	(21)	(22)	(46)	(42)
Amortization of unrecognized prior service cost	2	1	3	1
Amortization of unrecognized net loss	5	3	10	6

Net periodic benefit cost	$4	$—	$9	$2

	Three Months Ended		Six Months Ended
Non-Qualified Defined Benefit Pension Plan	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Service cost	$1	$1	$2	$2
Interest cost	2	2	3	3
Amortization of unrecognized prior service cost	(1)	—	(1)	—
Amortization of unrecognized net loss	1	—	2	1

Net periodic benefit cost	$3	$3	$6	$6

	Three Months Ended		Six Months Ended
Postretirement Benefit Plan	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Interest cost	$1	$1	$2	$2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized transition obligation	1	1	2	2
Net periodic benefit cost	$1	$1	$2	$2

     The Corporation adopted the provisions of Financial Accounting Standards Board Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in the quarter ended September 30, 2004. This had an immaterial impact on net periodic benefit cost for the six months ended June 30, 2005. For further information on the Corporation’s employee benefit plans, refer to Note 16 to the consolidated financial statements in the Corporation’s 2004 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 8 — Derivatives and Foreign Exchange Contracts
     The following table presents the composition of derivative financial instruments and foreign exchange contracts, excluding commitments, held or issued for risk management purposes, and in connection with customer-initiated and other activities.

	June 30, 2005				December 31, 2004
	Notional/				Notional/
	Contract	Unrealized		Fair	Contract	Unrealized		Fair
	Amount	Gains	Unrealized	Value	Amount	Gains	Unrealized	Value
(in millions)	(1)	(2)	Losses	(3)	(1)	(2)	Losses	(3)

Risk management
Interest rate contracts:
Swaps — cash flow	$9,400	$5	$92	$(87)	$9,930	$17	$59	$(42)
Swaps — fair value	2,256	196	3	193	2,157	201	—	201

Total interest rate contracts	11,656	201	95	106	12,087	218	59	159

Foreign exchange contracts:
Spot, forward and options	382	1	13	(12)	376	19	1	18
Swaps	53	—	—	—	58	—	1	(1)

Total foreign exchange contracts	435	1	13	(12)	434	19	2	17

Total risk management	12,091	202	108	94	12,521	237	61	176

Customer-initiated and other
Interest rate contracts:
Caps and floors written	287	—	2	(2)	301	—	2	(2)
Caps and floors purchased	287	2	—	2	349	2	—	2
Swaps	2,552	21	16	5	1,726	20	16	4

Total interest rate contracts	3,126	23	18	5	2,376	22	18	4

Foreign exchange contracts:
Spot, forward and options	4,143	67	72	(5)	3,290	117	112	5
Swaps	34	—	—	—	31	1	—	1

Total foreign exchange contracts	4,177	67	72	(5)	3,321	118	112	6

Total customer-initiated and other	7,303	90	90	—	5,697	140	130	10
Total derivatives and foreign exchange contracts	$19,394	$292	$198	$94	$18,218	$377	$191	$186

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
     As part of a cash flow hedging strategy, the Corporation entered into predominantly 2 to 3 year interest rate swap agreements (weighted average original maturity of 2.9 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the next 2 to 3 years. Approximately 22 percent ($9 billion) of outstanding loans were designated as hedged items to interest rate swap agreements at June 30, 2005. During the three and six month periods ended June 30, 2005, interest rate swap agreements designated as cash flow hedges increased interest and fees on loans by $3 million and $20 million, respectively, compared to $57 million and $109 million, respectively for the comparable periods last year. Other noninterest income in the three month and six month periods ended June 30, 2005 included $3 million of ineffective cash flow hedge gains and nominal amounts of ineffective cash flow hedge losses, respectively. If interest rates, interest yield curves and notional amounts remain at their current levels, the Corporation expects to reclassify $28 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with the existing and forecasted floating-rate loans.
     Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs cash instruments, such as investment securities, as well as derivative financial instruments and foreign exchange contracts, to manage exposure to these and other risks. In addition, the Corporation uses foreign exchange forward and option contracts to protect the value of its foreign currency investment in foreign subsidiaries. Realized and unrealized gains and losses from foreign exchange forward and option contracts used to protect the value of investments in foreign subsidiaries are not included in the statement of income, but are shown in the accumulated foreign currency translation adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets. During the three and six month periods ended June 30, 2005, the Corporation recognized an immaterial amount of net losses in accumulated foreign currency translation adjustment, related to the forward foreign exchange contracts.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 8 — Derivatives and Foreign Exchange Contracts (continued)
     The following table summarizes the expected maturity distribution of the notional amount of risk management interest rate swaps and provides the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of June 30, 2005. Swaps have been grouped by the asset or liability designation.

Remaining Expected Maturity of Risk Management Interest Rate Swaps as of June 30, 2005:

							June 30,	Dec. 31,
							2005	2004
(dollar amounts in millions)	2005	2006	2007	2008	2009	2010-2026	Total	Total

Variable rate asset designation:
Generic receive fixed swaps	$1,800	$3,000	$3,000	$1,600	$—	$—	$9,400	$9,800

Weighted average: (1)
Receive rate	6.02%	4.01%	4.97%	6.81%	—%	—%	5.18%	5.12%
Pay rate	6.00	4.66	4.92	6.00	—	—	5.23	4.37

Fixed rate asset designation:
Amortizing pay fixed swaps	$1	$2	$2	$1	$—	$—	$6	$7

Weighted average: (2)
Receive rate	2.58%	2.57%	2.56%	2.56%	—%	—%	2.56%	2.55%
Pay rate	3.54	3.54	3.53	3.52	—	—	3.53	3.53

Fixed rate deposit designation:
Generic receive fixed swaps	$—	$—	$—	$—	$—	$—	$—	$30

Weighted average: (1)
Receive rate	—%	—%	—%	—%	—%	—%	—%	1.42%
Pay rate	—	—	—	—	—	—	—	2.44

Medium- and long-term debt designation:
Generic receive fixed swaps	$250	$100	$450	$350	$100	$1,000	$2,250	$2,250

Weighted average: (1)
Receive rate	7.04%	2.95%	5.82%	6.17%	6.06%	6.18%	6.05%	6.05%
Pay rate	3.27	3.34	3.32	3.32	3.10	3.40	3.34	2.30

Total notional amount	$2,051	$3,102	$3,452	$1,951	$100	$1,000	$11,656	$12,087

(1)	Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at June 30, 2005.

(2)	Variable rates received are based on three-month and six-month LIBOR or one-month and three-month Canadian Dollar Offered Rate (CDOR) rates in effect at June 30, 2005.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 8 — Derivatives and Foreign Exchange Contracts (continued)
     The Corporation had commitments to purchase investment securities for its trading account and available-for- sale portfolios totaling $6 million at June 30, 2005 and $4 million at December 31, 2004. Commitments to sell investment securities related to the trading account totaled $6 million at June 30, 2005 and $4 million at December 31, 2004. Outstanding commitments expose the Corporation to both credit and market risk.
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

	Six Months Ended	Year Ended	Six Months Ended
(in millions)	June 30, 2005	December 31, 2004	June 30, 2004

Average unrealized gains	$79	$81	$71
Average unrealized losses	74	71	62
Noninterest income	19	34	19

Derivative and Foreign Exchange Activity
     The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts for the six months ended June 30, 2005.

	Risk Management		Customer-Initiated and Other
	Interest Rate	Foreign Exchange	Interest Rate	Foreign Exchange
(in millions)	Contracts	Contracts	Contracts	Contracts

Balance at January 1, 2005	$12,087	$434	$2,376	$3,321
Additions	1,600	8,788	1,299	58,457
Maturities/amortizations	(2,031)	(8,787)	(325)	(57,601)
Terminations	—	—	(224)	—

Balance at June 30, 2005	$11,656	$435	$3,126	$4,177

     Additional information regarding the nature, terms and associated risks of the above derivatives and foreign exchange contracts, can be found in the Corporation’s 2004 Annual Report on page 49 and in Notes 1 and 20 to the consolidated financial statements.
Note 9 — Standby and Commercial Letters of Credit and Financial Guarantees
     The total contractual amounts of standby letters of credit and financial guarantees and commercial letters of credit at June 30, 2005 and December 31, 2004, which represents the Corporation’s credit risk associated with these instruments, are shown in the table below.

(in millions)	June 30, 2005	December 31, 2004

Standby letters of credit and financial guarantees	$6,227	$6,326
Commercial letters of credit	342	340

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 9 — Standby and Commercial Letters of Credit and Financial Guarantees (continued)
     Standby and commercial letters of credit and financial guarantees represent conditional obligations of the Corporation to guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2015. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation may enter into participation arrangements with third parties, that effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $517 million of the $6,227 million of standby letters of credit and financial guarantees outstanding at June 30, 2005. At June 30, 2005, the carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $70 million.
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
     Based on current knowledge and probability assessment of various potential outcomes, management believes that the current tax reserves determined in accordance with SFAS No. 5, “Accounting for Contingencies,” are adequate to cover the above matters and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary.
Lease Accounting Contingency
     There is current uncertainty related to the accounting for structured lease transactions, when it becomes probable that the transactions will be resolved, either with the IRS or by a court, for an amount which is less than what was previously reported in the Corporation’s tax return. A proposed FASB Staff Position was issued in July 2005 that would require a recalculation of lease income if there is a material change in the timing of expected cash flows, which would change reported lease income. Prior to obtaining further clarity with respect to the IRS’s position on these transactions, and prior to finalization of the accounting, the impact on the Corporation is not known.
See “Part II. Item 1. Legal Proceedings” for information regarding the Corporation’s legal contingencies.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 11 — Business Segment Information
     The Corporation has strategically aligned its operations into three major business segments: the Business Bank, Small Business & Personal Financial Services, and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities. This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity gap and earnings simulation analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes divested business lines, the income and expense impact of equity, cash and loan loss reserves not assigned to specific business segments, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. The loan loss reserves in the Other category include the unallocated allowance for loan losses and the portion of the allowance allocated based on industry specific and geographic risks. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each line of business using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on lines of business and methodologies in effect at June 30, 2005. These methodologies may be modified as management accounting systems are enhanced and changes occur in the organizational structure or product lines.
     For a description of the business activities of each line of business and the methodologies, which form the basis for these results, refer to Note 24 in the Corporation’s 2004 Annual Report.
     A discussion of the financial results and the factors impacting performance for the six months ended June 30, 2005 can be found in the section entitled “Strategic Lines of Business” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 11 — Business Segment Information (continued)
     Business segment financial results for the six months ended June 30, 2005 and 2004 are shown in the table below.

			Small Business &		Wealth &
			Personal Financial		Institutional
(dollar amounts in millions)	Business Bank		Services		Management
Six Months Ended June 30,	2005	2004	2005	2004	2005	2004

Earnings summary:
Net interest income (expense) (FTE)	$687	$693	$298	$288	$73	$73
Provision for loan losses	23	2	—	8	(1)	—
Noninterest income	141	145	102	109	159	155
Noninterest expenses	300	296	259	251	167	168
Provision (benefit) for income taxes (FTE)	167	190	49	50	24	22

Net income (loss)	$338	$350	$92	$88	$42	$38

Net charge-offs	$50	$114	$9	$9	$8	$3

Selected average balances:
Assets	$34,826	$32,908	$6,440	$6,520	$3,625	$3,235
Loans	33,544	31,808	5,773	5,787	3,351	2,983
Deposits	20,116	19,459	16,835	16,703	2,433	2,579
Liabilities	20,918	20,085	16,831	16,696	2,440	2,589
Attributed equity	2,489	2,458	786	792	414	404

Statistical data:
Return on average assets (1)	1.94%	2.13%	1.05%	1.01%	2.31%	2.33%
Return on average attributed equity	27.17	28.49	23.43	22.27	20.22	18.67
Net interest margin	4.11	4.37	3.58	3.46	4.36	4.88
Efficiency ratio	36.30	35.39	64.52	63.30	72.16	73.73

	Finance		Other		Total
Six Months Ended June 30,	2005	2004	2005	2004	2005	2004

Earnings summary:
Net interest income (expense) (FTE)	$(115)	$(158)	$2	$(2)	$945	$894
Provision for loan losses	—	—	(19)	75	3	85
Noninterest income	31	32	(4)	7	429	448
Noninterest expenses	—	—	31	26	757	741
Provision (benefit) for income taxes (FTE)	(36)	(45)	(6)	(55)	198	162

Net income (loss)	$(48)	$(81)	$(8)	$(41)	$416	$354

Net charge-offs	$—	$—	$—	$—	$67	$126

Selected average balances:
Assets	$5,354	$7,695	$950	$807	$51,195	$51,165
Loans	(15)	(14)	45	14	42,698	40,578
Deposits	474	1,495	34	24	39,892	40,260
Liabilities	5,619	6,503	301	243	46,109	46,116
Attributed equity	528	708	869	687	5,086	5,049

Statistical data:
Return on average assets (1)	N/M	N/M	N/M	N/M	1.63%	1.38%
Return on average attributed equity	N/M	N/M	N/M	N/M	16.36	14.02
Net interest margin	N/M	N/M	N/M	N/M	4.04	3.80
Efficiency ratio	N/M	N/M	N/M	N/M	55.08	55.45

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

N/M – Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 11 — Business Segment Information (continued)
     The Corporation’s management accounting system also produces geographic market segment results for the Corporation’s four primary geographic markets: Midwest & Other Markets, Western, Texas, and Florida.
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
     A discussion of the market segment financial results and the factors impacting performance for the six months ended June 30, 2005 can be found in the section entitled “Market Segments” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 11 — Business Segment Information (continued)
     Market segment financial results for the six months ended June 30, 2005 and 2004 are shown in the table below.

	Midwest & Other
(dollar amounts in millions)	Markets		Western		Texas
Six Months Ended June 30,	2005	2004	2005	2004	2005	2004

Earnings summary:
Net interest income (expense) (FTE)	$535	$535	$382	$382	$120	$119
Provision for loan losses	32	(40)	(7)	44	(6)	5
Noninterest income	294	288	62	75	38	39
Noninterest expenses	432	436	190	181	89	88
Provision (benefit) for income taxes (FTE)	113	138	97	96	26	23

Net income (loss)	$252	$289	$164	$136	$49	$42

Net charge-offs	$42	$63	$13	$58	$8	$5

Selected average balances:
Assets	$24,953	$24,298	$13,447	$12,440	$5,065	$4,641
Loans	23,564	23,084	12,814	11,744	4,877	4,476
Deposits	18,884	19,075	16,542	15,596	3,676	3,870
Liabilities	19,650	19,714	16,584	15,595	3,675	3,863
Attributed equity	2,131	2,116	1,034	1,037	456	439

Statistical data:
Return on average assets (1)	2.02%	2.38%	1.87%	1.63%	1.92%	1.82%
Return on average attributed equity	23.64	27.33	31.78	26.18	21.39	19.22
Net interest margin	4.55	4.63	4.65	4.92	4.90	5.32
Efficiency ratio	52.17	52.98	42.67	39.65	56.70	56.08

			Finance & Other
	Florida		Businesses		Total
Six Months Ended June 30,	2005	2004	2005	2004	2005	2004

Earnings summary:
Net interest income (expense) (FTE)	$21	$18	$(113)	$(160)	$945	$894
Provision for loan losses	3	1	(19)	75	3	85
Noninterest income	8	7	27	39	429	448
Noninterest expenses	15	10	31	26	757	741
Provision (benefit) for income taxes (FTE)	4	5	(42)	(100)	198	162

Net income (loss)	$7	$9	$(56)	$(122)	$416	$354

Net charge-offs	$4	$—	$—	$—	$67	$126

Selected average balances:
Assets	$1,426	$1,284	$6,304	$8,502	$51,195	$51,165
Loans	1,413	1,274	30	—	42,698	40,578
Deposits	282	200	508	1,519	39,892	40,260
Liabilities	280	198	5,920	6,746	46,109	46,116
Attributed equity	68	62	1,397	1,395	5,086	5,049

Statistical data:
Return on average assets (1)	1.00%	1.39%	N/M	N/M	1.63%	1.38%
Return on average attributed equity	20.94	28.77	N/M	N/M	16.36	14.02
Net interest margin	2.95	2.88	N/M	N/M	4.04	3.80
Efficiency ratio	50.34	40.57	N/M	N/M	55.08	55.45

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

N/M – Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 12 — Subsequent Events
     In July 2005, the Board of Directors of the Corporation authorized the purchase of up to an additional 10 million shares of Comerica Incorporated outstanding common stock.
     In July 2005, Munder Capital Management (“Munder”), a subsidiary of the Corporation, announced that Framlington Holdings Limited, which is 49 percent owned by Munder’s United Kingdom subsidiary, Munder UK, L.L.C., and 51 percent indirectly owned by HSBC Holdings plc, reached an agreement to sell its 90.8 percent interest in London-based Framlington Group Limited. The cash sale is subject to regulatory approvals, and is currently expected to close in the fourth quarter 2005. Subject to market effects, the Corporation expects that the sale will result in an after-tax gain of $25 million to $30 million, to be recognized upon completion of the transaction.
     In July 2005, Comerica Bank, a subsidiary of Comerica Incorporated, issued a notice of its intent to exercise on August 15, 2005 its option to redeem, at par, a $250 million, 7.65% subordinated note, which is classified in medium- and long-term debt.
     In July 2005, the department head and approximately 20 other employees in the Corporation’s Financial Services Division resigned their positions and took employment at another financial institution. The Corporation is committed to the business of the Financial Services Division and to maintaining quality service to its customers. Numerous steps have been taken to mitigate the potential loss of customers. The ultimate impact that will result from the staff departures is not known.
Note 13 — Pending Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all stock-based compensation awards granted to employees be recognized in the financial statements at fair value. SFAS No. 123(R) will allow for two transition alternatives for public entities: modified-prospective transition or modified-retrospective transition. Under the modified-prospective transition method, companies would be required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS No. 123(R) is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123. Prior periods would not be restated. Under the modified-retrospective transition method, companies would be allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the proforma footnote disclosures under the provisions of SFAS No. 123. See Note 1 to the consolidated financial statements for proforma footnote disclosures reported for the three and six months ended June 30, 2005 and 2004. New awards and unvested awards would be accounted for in the same manner for both the modified-prospective and modified-retrospective methods.
     Under the Corporation’s current stock option plan, retiring employees forfeit stock options granted in the calendar year of retirement, but retain all stock options granted in prior years (whether vested or unvested at retirement). The Corporation’s current accounting policy is to record expense associated with stock options over the explicit service period (vesting period). Upon retirement, any remaining unrecognized costs related to options retained after retirement are expensed. SFAS No. 123(R) requires that the expense associated with option grants be recorded over the requisite service period. The requisite service period is defined as the period during which an employee is required to provide service in order to vest the award. This guidance requires that all options must be expensed by the retirement eligible date (the date at which the employee is no longer required to perform any service to receive the options). In May 2005, the Securities and Exchange Commission (SEC) indicated that, as a result of the widespread practice of recognizing compensation cost over the explicit service period (up to the date of actual retirement), the SEC will accept that practice and, in those circumstances, will require a continuation of that practice for awards granted prior to the adoption of SFAS No. 123(R). As such, the Corporation will begin expensing options by the retirement eligible date prospectively, beginning with grants subsequent to the adoption of SFAS No. 123(R). The SEC has also indicated that companies should disclose the impact on recognized compensation cost had the company applied the requisite service period provisions of Statement 123(R) for each period for which an income statement is presented, if material. The Corporation has not yet determined the impact on recognized compensation cost for purposes of this disclosure.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Pending Accounting Pronouncements (continued)
     In April 2005, the SEC delayed the required adoption date of SFAS No. 123(R) for public companies to the beginning of the first annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. In 2002, the Corporation adopted the fair value recognition provisions of SFAS No. 123 on a prospective basis. The Corporation is currently evaluating the guidance contained in SFAS No. 123(R) to determine the effect, if any, adoption of the guidance will have on the Corporation’s financial condition and results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net income for the three months ended June 30, 2005 was $217 million, an increase of $25 million, or 13 percent, from $192 million reported for the three months ended June 30, 2004. Quarterly diluted net income per share increased 16 percent to $1.28 in the second quarter from $1.10 in the same period a year ago. Return on average common shareholders’ equity was 16.99 percent and return on average assets was 1.68 percent for the second quarter 2005, compared to 15.35 percent and 1.49 percent, respectively, for the comparable quarter last year. The increase in earnings in the second quarter of 2005 over the comparable quarter last year resulted primarily from a $35 million increase in net interest income and an $18 million decrease in the provision for loan losses.
     Net income for the first six months of 2005 was $2.44 per diluted share, or $416 million, compared to $2.02 per diluted share, or $354 million, for the comparable period last year, increases of 21 percent and 18 percent, respectively. Return on average common shareholders’ equity was 16.36 percent and return on average assets was 1.63 percent for the first six months of 2005, compared to 14.02 percent and 1.38 percent, respectively, for the first six months of 2004. The increase in earnings for the six months ended June 30, 2005 over the comparable period a year ago resulted primarily from an $82 million decrease in the provision for loan losses and a $50 million increase in net interest income.
Net Interest Income
     The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended June 30, 2005. On a FTE basis, net interest income increased $36 million to $484 million for the three months ended June 30, 2005, from $448 million for the comparable quarter in 2004. The increase in net interest income in the second quarter of 2005, as compared to the same period in 2004, resulted from an improvement in spreads on earning assets, due to a greater contribution from noninterest-bearing deposits in a higher rate environment, deposit pricing discipline and a change in the earning asset mix from short-term investments to loans. Average earning assets decreased $227 million, or less than one percent, when compared to the second quarter of last year. A $2.0 billion decline in average short-term investments, resulting from a reduction in short-term liquidity, and a $779 million decline in average investment securities available-for-sale were substantially offset by a $2.5 billion increase in average loans to $43.2 billion for the second quarter of 2005. The net interest margin for the three months ended June 30, 2005 was 4.09 percent as compared to 3.77 percent for the comparable period in 2004. The increase in net interest margin was due to the reasons cited above for the increase in net interest income. For further discussion of the effects of market rates on net interest income, refer to “Item 3. Quantitative and Qualitative Disclosures about Market Risk”.
     Table II provides an analysis of net interest income for the first six months of 2005. On a FTE basis, net interest income for the six months ended June 30, 2005 was $945 million, compared to $894 million for the same period in 2004, an increase of $51 million. Average earning assets decreased less than one percent, to $47.0 billion, in the six months ended June 30, 2005, when compared to the same period in the prior year. Within earning assets, average loans increased $2.1 billion, to $42.7 billion, substantially offset by a $1.5 billion decline in short-term investments. The net interest margin for the six months ended June 30, 2005 increased to 4.04 percent from 3.80 percent for the same period in 2004, due to the reasons cited in the quarterly discussion above.
     The Corporation expects full-year 2005 net interest margin, on average, to be similar to the first six months of the year, which was 4.04%.

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume (FTE)

	Three Months Ended
	June 30, 2005			June 30, 2004
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans	$24,122	$329	5.46%	$22,178	$217	3.93%
Real estate construction loans	3,101	54	6.99	3,253	42	5.13
Commercial mortgage loans	8,513	129	6.06	8,050	100	4.99
Residential mortgage loans	1,357	20	5.75	1,209	17	5.73
Consumer loans	2,673	38	5.75	2,653	30	4.57
Lease financing	1,283	13	4.08	1,271	14	4.29
International loans	2,185	31	5.77	2,115	23	4.42
Business loan swap income	—	3	—	—	57	—

Total loans	43,234	617	5.72	40,729	500	4.93

Investment securities available-for-sale (1)	3,681	34	3.67	4,460	35	3.17
Short-term investments	497	5	4.54	2,450	10	1.51

Total earning assets	47,412	656	5.54	47,639	545	4.59

Cash and due from banks	1,697			1,727
Allowance for loan losses	(645)			(812)
Accrued income and other assets	3,171			3,039

Total assets	$51,635			$51,593

Money market and NOW deposits	$17,190	77	1.80	$17,886	43	0.95
Savings deposits	1,568	1	0.42	1,651	1	0.38
Certificates of deposit	5,509	36	2.57	5,991	24	1.61
Foreign office time deposits	738	8	4.23	655	4	2.20

Total interest-bearing deposits	25,005	122	1.96	26,183	72	1.10

Short-term borrowings	1,182	9	3.06	262	—	0.94
Medium- and long-term debt	4,314	41	3.83	4,566	25	2.17

Total interest-bearing sources	30,501	172	2.26	31,011	97	1.26

Noninterest-bearing deposits	14,995			14,730
Accrued expenses and other liabilities	1,039			849
Common shareholders’ equity	5,100			5,003

Total liabilities and shareholders’ equity	$51,635			$51,593

Net interest income/rate spread (FTE)		$484	3.28		$448	3.33

FTE adjustment		$1			$—

Impact of net noninterest bearing sources of funds			0.81			0.44

Net interest margin (as a percentage of average earning assets) (FTE)			4.09%			3.77%

(1)	Average rate based on average historical cost.

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume (FTE) (continued)

	Three Months Ended
	June 30, 2005/June 30, 2004
	Increase
	(Decrease)
	Due to	Increase (Decrease)	Net
(in millions)	Rate	Due to Volume *	Increase (Decrease)

Loans	$82	$35	$117
Investments securities available-for-sale	6	(7)	(1)
Short-term investments	12	(17)	(5)

Total earning assets	100	11	111

Interest-bearing deposits	55	(5)	50
Short-term borrowings	2	7	9
Medium and long-term debt	19	(3)	16

Total interest-bearing sources	76	(1)	75

Net interest income/rate spread (FTE)	$24	$12	$36

*	Rate/Volume variances are allocated to variances due to volume.

Table II — Year-to-date Analysis of Net Interest Income & Rate/Volume (FTE)

			Six Months Ended
	June 30, 2005			June 30, 2004
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans	$23,688	$615	5.23%	$21,947	$435	3.99%
Real estate construction loans	3,077	103	6.74	3,303	83	5.07
Commercial mortgage loans	8,415	247	5.92	8,008	200	5.01
Residential mortgage loans	1,333	38	5.67	1,217	35	5.75
Consumer loans	2,703	74	5.53	2,640	61	4.59
Lease financing	1,272	26	4.10	1,281	28	4.34
International loans	2,210	61	5.60	2,182	46	4.26
Business loan swap income	—	20	—	—	109	—

Total loans	42,698	1,184	5.59	40,578	997	4.94

Investment securities available-for-sale (1)	3,735	69	3.64	4,505	75	3.32
Short-term investments	598	11	3.92	2,147	17	1.57

Total earning assets	47,031	1,264	5.41	47,230	1,089	4.63

Cash and due from banks	1,668			1,695
Allowance for loan losses	(665)			(821)
Accrued income and other assets	3,161			3,061

Total assets	$51,195			$51,165

Money market and NOW deposits	$17,499	146	1.68	$17,897	85	0.95
Savings deposits	1,575	3	0.41	1,629	3	0.39
Certificates of deposit	5,533	67	2.43	6,254	50	1.60
Foreign office time deposits	725	14	3.98	622	7	2.30

Total interest-bearing deposits	25,332	230	1.83	26,402	145	1.10

Short-term borrowings	814	12	2.97	286	1	0.91
Medium- and long-term debt	4,295	77	3.61	4,680	49	2.11

Total interest-bearing sources	30,441	319	2.11	31,368	195	1.25

Noninterest-bearing deposits	14,560			13,858
Accrued expenses and other liabilities	1,108			890
Common shareholders’ equity	5,086			5,049

Total liabilities and shareholders’ equity	$51,195			$51,165

Net interest income/rate spread (FTE)		$945	3.30		$894	3.38

FTE adjustment		$2			$1

Impact of net noninterest bearing sources of funds			0.74			0.42

Net interest margin (as a percentage of average earning assets) (FTE)			4.04%			3.80%

(1)	Average rate based on average historical cost.

     Table II — Year-to-date Analysis of Net Interest Income & Rate/Volume (FTE) (continued)

	Six Months Ended
	June 30, 2005/June 30, 2004
	Increase
	(Decrease)
	Due to	Increase (Decrease)	Net
(in millions)	Rate	Due to Volume *	Increase (Decrease)

Loans	$130	$57	$187
Investments securities available-for-sale	8	(14)	(6)
Short-term investments	18	(24)	(6)

Total earning assets	156	19	175

Interest-bearing deposits	95	(10)	85
Short-term borrowings	3	8	11
Medium and long-term debt	35	(7)	28

Total interest-bearing sources	133	(9)	124

Net interest income/rate spread (FTE)	$23	$28	$51

*	Rate/Volume variances are allocated to variances due to volume.

Provision for Loan Losses
     The provision for loan losses was $2 million for the second quarter of 2005, compared to $20 million for the same period in 2004. The provision for the first six months of 2005 was $3 million, compared to $85 million for the same period in 2004. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed in the section entitled “Allowance for Loan Losses and Nonperforming Assets.” The decrease in the provision for loan losses in the three and six month periods ended June 30, 2005 over the comparable period last year was primarily the result of improving credit quality trends. These trends reflected improving economic conditions in certain of the Corporation’s geographic markets. While the economic conditions in the Corporation’s Michigan market remained relatively flat over the last year, the economic conditions in both the Western and Texas markets have continued to improve in line with, or slightly better than, growth in the national economy. Forward-looking indicators suggest these economic conditions should continue for the remainder of 2005.
Noninterest Income
     Noninterest income was $219 million for the three months ended June 30, 2005, a decrease of $9 million, or four percent, over the same period in 2004. Noninterest income in the second quarter of 2005 included $5 million of risk management hedge ineffectiveness gains (from interest rate and foreign exchange contracts) and $5 million of write-downs (net of income distributions) from unconsolidated venture capital and private equity investments, compared to $1 million of risk management hedge ineffectiveness losses and $5 million of income distributions (net of write-downs) from unconsolidated venture capital and private equity investments in the second quarter of 2004. In addition, service charges on deposit accounts were $54 million for the quarter ended June 30, 2005, a decrease of $5 million from the comparable quarter in 2004, primarily due to higher earning credit allowances, driven by the higher rate environment, provided to the business customers. Service charge income to business customers accounts for 67 percent of total service charges on deposit accounts. Non-sufficient funds and overdraft fees accounted for 31 percent and 27 percent of service charges on deposit accounts in the second quarter 2005 and 2004, respectively. Noninterest income in the second quarter 2004 also included a net gain of $7 million on the sale of a portion of the Corporation’s merchant card processing business.
     For the first six months of 2005, noninterest income was $429 million, a decrease of $19 million, or four percent, from the first six months of 2004. Noninterest income in the first six months of 2005 included a write-down (net of income distributions) of $4 million from unconsolidated venture capital and private equity investments, compared to $8 million of income distributions (net of write-downs) for the first six months of 2004. Service charges on deposit accounts declined $13 million to $108 million in the six months ended June 30, 2005, when compared to the same period in the prior year. The decline in service charges was for the same reasons as noted above for the quarterly decline. The first six months of 2005 included a nominal amount of net securities losses compared to $6 million of net securities gains for the comparable period of 2004. Noninterest income in the first six months of 2004 also included the $7 million net gain on sale of business mentioned in the quarterly discussion above.
     Management currently expects low single-digit growth in noninterest income in the full-year 2005, compared to 2004.
Noninterest Expenses
     Noninterest expenses were $383 million for the quarter ended June 30, 2005, an increase of $11 million, or three percent, from the comparable quarter in 2004. Salaries and employee benefits expense increased $6 million, or three percent, in the second quarter 2005, when compared to the second quarter 2004, primarily due to an increase in pension expense. Severance expense was $2 million in the second quarter 2005, compared to $4 million in the second quarter 2004. Customer services expense, which represents expenses paid on behalf of customers, was $10 million in the second quarter 2005, compared to $7 million for the same period in 2004. The amount of customer services expense varies from period to period as a result of changes in the level of noninterest-bearing deposits in the Corporation’s Financial Services Division and the earnings credit allowances provided on these deposits. Occupancy expenses declined in spite of new branches added in the last year, due to the purchase of a previously leased operations center in March 2005, which results in annual savings of $7 million, beginning April 2005.
     Noninterest expenses for the six months ended June 30, 2005 were $757 million, an increase of $16 million, or two percent, from the first six months of 2004. This increase was primarily due to an increase in salaries and employee benefits expenses, which resulted primarily from higher pension and stock-based compensation expenses. The second quarter of 2005 included the final increment in the four-year transition to fully expensing stock options. For the first six months of 2005, severance expense was $2 million, compared to $7 million for the same period in 2004. Customer services expense increased $12 million to $21 million in the first six months of 2005, when compared to the same period in 2004.

     Management currently expects a low single-digit increase in noninterest expenses in the full-year 2005, compared to 2004.
Provision for Income Taxes
     The provision for income taxes for the second quarter of 2005 was $100 million, compared to $92 million for the same period a year ago. The effective tax rate was 32 percent for both the second quarter of 2005 and 2004. The provision for the first six months of 2005 was $196 million, compared to $161 million for the first six months of 2004. The effective tax rate was 32 percent for the first six months of 2005, compared to 31 percent for the first six months of 2004. Taxes in the first six months of 2004 were reduced by a $4 million (after-tax) adjustment to the state tax reserves that resulted from settlement of a tax liability with the state of California.
     Management currently expects the effective tax rate to be about 32 percent for the full-year 2005.
Business Segments
     The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, Small Business & Personal Financial Services, and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance Division. Note 11 to the consolidated financial statements presents financial results of these businesses for the six months ended June 30, 2005 and 2004. For a description of the business activities of each business segment and the methodologies, which form the basis for these results, refer to Note 24 in the Corporation’s 2004 Annual Report.
     The following table presents net income (loss) by business segment.

		Six Months Ended
(dollar amounts in millions)	June 30, 2005		June 30, 2004

Business Bank	$338	72%	$350	74%
Small Business & Personal Financial Services	92	19	88	18
Wealth & Institutional Management	42	9	38	8

	472	100%	476	100%
Finance	(48)		(81)
Other	(8)		(41)

	$416		$354

     The Business Bank’s net income decreased $12 million, or three percent, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Net interest income (FTE) for the first six months of 2005 declined $6 million from the comparable period in 2004. The decline in net interest income (FTE) was primarily due to lower loan and deposit spreads, which resulted primarily from increased pricing competition, and was partially offset by an increase in loan and deposit balances. The provision for loan losses increased $21 million in the first six months of 2005, compared to the same period of 2004, due to higher loan growth and a smaller benefit from improving credit trends. Noninterest income decreased $4 million, primarily due to a $7 million gain on the sale of a portion of the Corporation’s merchant card processing business in the second quarter of 2004. Noninterest expenses increased $4 million, primarily due to a $12 million increase in customer services expense and a $7 million increase in salaries and benefits expense, partially offset by a $8 million decrease in allocated net corporate overhead expenses and a $4 million decrease in the provision for credit losses on lending-related commitments.
     Small Business & Personal Financial Services’ net income increased $4 million, or four percent, to $92 million for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Net interest income (FTE) increased $10 million, primarily due to an increase in deposit balances and deposit spreads, partially offset by a decline in loan balances and loan spreads. The provision for loan losses decreased $8 million, primarily due to an improvement in Small Business credit quality. Noninterest income decreased $7 million due largely to a $6 million decrease in service charges on deposits, mostly related to Small Business customers. Noninterest expenses increased $8 million due, in part, to a $4 million increase in salaries and benefits expense.
     Wealth & Institutional Management’s net income increased $4 million, or 11 percent, to $42 million for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Net interest income (FTE) remained unchanged at $73 million as increases in loan balances were offset by declines in loan spreads and deposit balances. The provision for loan losses declined $1 million. Noninterest income increased $4 million, primarily due to a $4 million increase in investment advisory fees and a $3 million increase in personal trust fees, partially offset by $3 million in declines in other noninterest income categories.
     The net loss in the Finance Division was $48 million for the six months ended June 30, 2005, compared to a net loss of $81 million for the six months ended June 30, 2004. Contributing to the decline in net loss was a $43 million increase in net interest income (FTE), primarily due to the rising interest rate environment in which interest income received from the lending-related business units rises more quickly than the longer-term value attributed to deposits generated by the business units.
     The net loss in the Other category was $8 million for the six months ended June 30, 2005, compared to a net loss of $41 million for the six months ended June 30, 2004. The lower net loss was primarily due to a $94 million decrease in the loan loss provision not assigned to other segments. Partially offsetting the decline in the provision for loan losses was an $11 million decrease in noninterest income, primarily due to write-downs (net of income distributions) recognized on unconsolidated venture capital and private equity investments. The remaining variance was due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expenses are allocated to the other segments.
Geographic Market Segments
     The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest & Other Markets, Western, Texas, and Florida. Note 11 to the consolidated financial statements presents financial results of these market segments for the six months ended June 30, 2005 and 2004.
     The following table presents net income (loss) by market segment.

	Six Months Ended
(dollar amounts in millions)	June 30, 2005		June 30, 2004

Midwest & Other Markets	$252	53%	$289	61%
Western	164	35	136	28
Texas	49	10	42	9
Florida	7	2	9	2

	472	100%	476	100%
Finance & Other Businesses	(56)		(122)

	$416		$354

     The Midwest and Other Markets’ net income decreased $37 million, or 13 percent, to $252 million for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Net interest income (FTE) was unchanged as increases in deposit spreads and loan balances were offset by decreases in loan spreads and deposit balances. The provision for loan losses increased $72 million in the first six months of 2005, compared to the same period in 2004. This increase was primarily due to a $40 million credit recognized in the provision for loan losses in the first six months of 2004, as a result of improving credit quality trends. In addition, the Corporation experienced loan growth in the first six months of 2005, compared to the same period in 2004. Noninterest income increased $6 million, primarily due to a $4 million increase in letter of credit fees, a $4 million increase in investment advisory fees, and a $3 million increase in investment banking fees, partially offset by an $8 million decline in service charges on deposits. Noninterest expenses declined $4 million, primarily due to a $5 million decrease in allocated net corporate overhead expenses.
     The Western market’s net income increased $28 million, or 21 percent, to $164 million for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Net interest income (FTE) was unchanged as increases in loan and deposit balances were offset by decreases in loan spreads. The provision for loan losses decreased $51 million, primarily due to improved credit quality. Noninterest income declined $13 million due, in part, to a $7 million gain on the sale of a portion of the Corporation’s merchant card processing business in the second quarter of 2004 and a $4 million decline in service charges on deposits. Noninterest expenses increased $9 million, primarily due to a $12 million increase in customer services expenses, partially offset by a $2 million decrease in allocated net corporate overhead expenses.

     The Texas market’s net income increased $7 million, or 16 percent, to $49 million for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Net interest income (FTE) increased $1 million, primarily due to increases in loan balances and deposit spreads, partially offset by decreases in loan spreads and deposit balances. The provision for loan losses decreased $11 million, primarily due to improved credit quality.
     The Florida market’s net income decreased $2 million, or 20 percent, to $7 million for the six months ended June 30, 2005, compared to the six months ended June 30, 2004.
     The net loss in the Finance & Other Businesses segment was $56 million for the six months ended June 30, 2005, compared to a net loss of $122 million for the six months ended June 30, 2004. Contributing to the decrease in net loss was a $47 million increase in net interest income (FTE), primarily due to the rising interest rate environment in which interest income received from the lending-related business units rises more quickly than the longer-term value attributed to deposits generated by the business units. The provision for loan losses decreased $94 million, due to a decline in the loan loss provision not assigned to other segments. Noninterest income decreased $12 million, primarily due to write-downs (net of income distributions) recognized on unconsolidated venture capital and private equity investments. The remaining variance is due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expenses are allocated to other segments.
Financial Condition
     Total assets were $54.7 billion at June 30, 2005 compared with $51.8 billion at year-end 2004 and $54.5 billion at June 30, 2004. Total period-end loans increased $2.2 billion, or five percent, from December 31, 2004 to June 30, 2005. Within loans, on an average basis, there was growth in nearly all businesses and markets. Average loans grew in the Global Corporate Banking (9 percent), National Dealer Services (9 percent), Specialty Businesses (9 percent), and Middle Market (6 percent) loan portfolios, from the fourth quarter 2004 to the second quarter 2005. Short-term investments increased $172 million from December 31, 2004 to June 30, 2005, as a result of the significant increase in short-term deposits discussed below.
     Management currently expects mid single-digit average loan growth in 2005, when compared to 2004 levels and expects average earning assets in 2005 to be slightly higher than 2004 levels.
     Total liabilities increased $2.9 billion, or six percent, from $46.7 billion at December 31, 2004, to $49.6 billion at June 30, 2005. Total deposits increased eight percent to $44.1 billion at June 30, 2005, from $40.9 billion at year-end 2004. Deposits in the Corporation’s Financial Services Division, some of which are not expected to be long-lived, increased to $12.1 billion at June 30, 2005 from $8.5 billion at December 31, 2004, primarily due to continued strong mortgage business activity. Average deposits in the Corporation’s Financial Services Division were $8.5 billion in the second quarter 2005, compared to $8.0 billion in the fourth quarter 2004.
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

The allocated portion of the allowance was $549 million at June 30, 2005, a decrease of $72 million from December 31, 2004. The decrease resulted primarily from the impact of favorable migration data on projected loss factors.
     Actual loss ratios experienced in the future may vary from those projected. The uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or identified industry specific and geographic risks. An unallocated portion of the allowance is maintained to capture these probable losses. The unallocated allowance reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses. Factors that were considered in the evaluation of the adequacy of the Corporation’s unallocated allowance include the imprecision in the risk rating system, and the risk associated with new customer relationships. The unallocated allowance associated with the margin for imprecision in the risk rating system is based on a historical evaluation of the accuracy of the risk ratings associated with loans, while the unallocated allowance due to new business migration risk is based on an evaluation of the risk of rating downgrades associated with loans that do not have a full year of payment history. The unallocated allowance was $60 million at June 30, 2005, an increase of $8 million from December 31, 2004. This increase was due, in part, to an increase in new customer relationships.
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
     At June 30, 2005, the allowance for loan losses was $609 million, a decrease of $64 million from $673 million at December 31, 2004. The allowance for loan losses as a percentage of total period-end loans decreased to 1.41 percent from 1.65 percent at December 31, 2004. The Corporation also had an allowance for credit losses on lending-related commitments of $15 million and $21 million, at June 30, 2005 and December 31, 2004, respectively, which is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets. These lending-related commitments include unfunded loan commitments and letters of credit.
     Nonperforming assets at June 30, 2005 were $246 million, compared to $339 million at December 31, 2004, a decrease of $93 million, or 27 percent. The allowance for loan losses as a percentage of nonperforming assets increased to 248 percent at June 30, 2005, from 198 percent at December 31, 2004.

     Nonperforming assets at June 30, 2005 and December 31, 2004 were categorized as follows:

	June 30,	December 31,
(in millions)	2005	2004

Nonaccrual loans:
Commercial	$125	$161
Real estate construction:
Real estate construction business line	8	31

Other	2	3

Total real estate construction	10	34
Commercial mortgage:
Commercial real estate business line	9	6
Other	32	58

Total commercial mortgage	41	64
Residential mortgage	2	1
Consumer	2	1
Lease financing	9	15
International	23	36

Total nonaccrual loans	212	312
Reduced-rate loans	—	—

Total nonperforming loans	212	312
Other real estate	34	27
Nonaccrual debt securities	—	—

Total nonperforming assets	$246	$339

Loans past due 90 days or more and still accruing	$24	$15

     The following table presents a summary of changes in nonaccrual loans.

		Three Months Ended
(in millions)	June 30, 2005	March 31, 2005	December 31, 2004

Nonaccrual loans at beginning of period	$269	$312	$361
Loans transferred to nonaccrual (1)	47	66	71
Nonaccrual business loan gross charge-offs (2)	(38)	(42)	(49)
Loans transferred to accrual status (1)	—	(4)	(7)
Nonaccrual business loans sold (3)	—	(14)	(33)
Payments/Other (4)	(66)	(49)	(31)

Nonaccrual loans at end of period	$212	$269	$312

(1) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(2) Analysis of gross loan charge-offs:
Nonaccrual business loans	$38	$42	$49
Performing watch list loans	2	1	1
Consumer and residential mortgage loans	3	3	5

Total gross loan charge-offs	$43	$46	$55

(3) Analysis of loans sold:
Nonaccrual business loans	$—	$14	$33
Performing watch list loans sold	7	4	7

Total loans sold	$7	$18	$40

(4) Net change related to nonaccrual loans with balances less than $2 million, other than business loan gross charge-
offs and nonaccrual loans sold, are included in Payments/Other.

     Loans with balances greater than $2 million transferred to nonaccrual status were $47 million in the second quarter of 2005, a decline of $19 million, or 29 percent, from $66 million in the first quarter of 2005. There was one loan greater than $10 million transferred to nonaccrual during the second quarter of 2005, which equaled $17 million and was to a company in the automotive industry.
     The following table presents a summary of total internally classified nonaccrual and watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans) at June 30, 2005, March 31, 2005 and December 31, 2004. Total nonaccrual and watch list loans decreased both in dollars and as a percentage of the total loan portfolio, mostly from the decline in nonaccrual loans.

(dollar amounts in millions)	June 30, 2005	March 31, 2005	December 31, 2004

Total nonaccrual and watch list loans	$2,166	$2,225	$2,245
As a percentage of total loans	5.0%	5.3%	5.5%

     The following table presents a summary of nonaccrual loans at June 30, 2005 and loans transferred to nonaccrual and net charge-offs during the three months ended June 30, 2005. Except as noted, the summary is based on the Standard Industrial Classification (SIC) code.

				Three Months Ended
(dollar amounts in millions)	June 30, 2005			June 30, 2005
					Net
			Loans Transferred		Charge-Offs
SIC Category	Nonaccrual Loans		To Nonaccrual (1)		(Recoveries)

Automotive (2)	$44	21%	$26	55%	$7	23%
Manufacturing	31	15	4	8	—	—
Real estate	28	13	7	15	5	17
Services	28	13	—	—	4	12
Contractors	13	6	5	11	4	13
Wholesale trade	12	6	5	11	1	5
Consumer non-durables	11	5	—	—	6	21
Transportation	11	5	—	—	3	12
Entertainment	9	4	—	—	2	8
Retail trade	8	4	—	—	—	(1)
Technology-related	5	2	—	—	(3)	(11)
Other	12	6	—	—	—	1

Total	$212	100%	$47	100%	$29	100%

(1)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(2)	The Corporation’s concentration of credit in the automotive industry includes both a dealer and non-dealer component. The loans which should be aggregated into a concentration of credit are those which react similarly to change in economic conditions. This aggregation involves the exercise of judgment. In the second quarter 2005, management decided to revise the criteria used to accumulate the non-dealer component of automotive industry concentration to a definition which focuses on those customers directly affected by automotive production. Included in the revised definition are: (a) original equipment manufacturers and Tier 1 and Tier 2 suppliers that produce components used in vehicles and whose primary revenue source is automotive-related (primary defined as greater than 50%) and (b) other manufacturers that produce components used in vehicles and whose primary revenue source is automotive-related. Loans less than $1 million and loans recorded in the Small Business division were excluded from the definition.
The table below shows total period end automotive loans outstanding as previously reported and as adjusted to reflect the revised definition.

	As Previously			As Adjusted
	Reported Years Ended			Years Ended
	December 31			December 31
(dollar amount in billions)	2004	2003	2002	2004	2003	2002

Dealer	$4.2	$4.3	$4.0	$4.2	$4.3	$4.0
Non-dealer	2.4	2.3	3.0	2.8	2.7	2.8

Total automotive loans outstanding	$6.6	$6.6	$7.0	$7.0	$7.0	$6.8

     Shared National Credit Program (SNC) loans comprised approximately nine percent of total nonaccrual loans at June 30, 2005 and 11 percent at December 31, 2004. SNC loans are facilities greater than $20 million shared by three or more federally supervised financial institutions which are reviewed by regulatory authorities at the agent bank level. SNC loans comprised approximately 14 percent and 13 percent of total loans at June 30, 2005 and December 31, 2004, respectively. SNC loans comprised approximately 10 percent of second quarter 2005 total net charge-offs.
     Net charge-offs for the second quarter of 2005 were $29 million, or 0.27 percent of average total loans, compared with $56 million, or 0.55 percent, for the second quarter of 2004. The carrying value of nonaccrual loans as a percentage of contractual value declined to 47 percent at June 30, 2005, compared to 54 percent at December 31, 2004. The provision for loan losses was $2 million for the second quarter of 2005, compared to $20 million for the same period in 2004.
     Management currently expects full-year 2005 net charge-offs to average loans of about 30-35 basis points.

Capital
     Common shareholders’ equity was $5.1 billion at June 30, 2005, an increase of $12 million from December 31, 2004. The following table presents a summary of changes in common shareholders’ equity in the first six months of 2005:

(in millions)

Balance at January 1, 2005	$5,105
Retention of retained earnings (net income less cash dividends declared)	231
Recognition of stock-based compensation expense	21
Net issuance of common stock under employee stock plans	22
Change in accumulated other comprehensive income
Cash flow hedges	(31)
Investment securities available-for-sale	1
Repurchase of approximately 4.1 million common shares in the open market	(232)

Balance at June 30, 2005	$5,117

See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for information regarding the Corporation’s stock repurchases.
     The Corporation’s capital ratios exceed minimum regulatory requirements as follows:

	June 30,	December 31,
	2005	2004

Tier 1 common capital ratio*	7.90%	8.13%
Tier 1 risk-based capital ratio (4.00% — minimum)*	8.52	8.77
Total risk-based capital ratio (8.00% — minimum)*	12.09	12.75
Leverage ratio (3.00% — minimum)*	10.39	10.37

*	June 30, 2005 ratios are estimated.

     At June 30, 2005, the Corporation and its banking subsidiaries exceeded the ratios required to be considered “well capitalized” (tier 1 risk-based capital, total risk-based capital and leverage ratios greater than 6 percent, 10 percent and 5 percent, respectively).
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

Long-term Outlook
     The Corporation’s long-term objectives include: 5 to 7 percent of revenue growth, 2 to 3 percent noninterest expense growth, net charge-offs of 40 to 60 basis points, a 7 to 8 percent tier 1 common capital ratio and return on average common shareholders’ equity of 15 to 18 percent.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation actively manages its material exposure to interest rate risk. Management attempts to evaluate the effect of movements in interest rates on net interest income and uses interest rate swaps and other instruments to manage its interest rate risk exposure. The primary tool used by the Corporation in determining its exposure to interest rate risk is net interest income simulation analysis. The net interest income simulation analysis performed at the end of each quarter reflects changes to both interest rates and loan, investment and deposit volumes. Management evaluates “base” net interest income under what is believed to be the most likely balance sheet structure and interest rate environment. This “base” net interest income is then evaluated against interest rate scenarios that increase and decrease 200 basis points (but no lower than zero percent) from the most likely rate environment. For purposes of this analysis, the rise or decline in short-term interest rates occurs ratably over four months. The measurement of risk exposure at June 30, 2005 for a decline in short-term interest rates by 200 basis points identified approximately $64 million, or three percent, of forecasted net interest income at risk over the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income would be enhanced by approximately $93 million, or five percent. Corresponding measures of risk exposure at December 31, 2004 were approximately $74 million, or four percent, of net interest income at risk for a decline in short-term interest rates by 200 basis points and an approximately $99 million, or five percent, enhancement of net interest income for a 200 basis point rise in rates. Corporate policy limits adverse change to no more than five percent of management’s most likely net interest income forecast and the Corporation is operating within this policy guideline.
     Secondarily, the Corporation utilizes an economic value of equity analysis and a traditional interest sensitivity gap measure as alternative measures of interest rate risk exposure. At June 30, 2005, all three measures of interest rate risk were within established corporate policy guidelines.
     At June 30, 2005, the Corporation had a $114 million portfolio of indirect (through funds) private equity and venture capital investments, and had commitments of $48 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value. The Corporation bases estimates of fair value for the majority of its indirect private equity and venture capital investments on the percentage ownership in the fair value of the entire fund, as reported by the fund management. In general, the Corporation does not have the benefit of the same information regarding the fund’s underlying investments as does fund management. Therefore, after indication that fund management adheres to accepted, sound and recognized valuation techniques, the Corporation generally utilizes the fair values assigned to the underlying portfolio investments by fund management. For those funds where fair value is not reported by fund management, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by fund management, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other qualitative information, as available. The uncertainty in the economy and equity markets may affect the values of the fund investments. Approximately 16 percent of the underlying debt and equity in these funds are to companies in the automotive industry.
     The Corporation has approximately 800 warrants for non-marketable equity securities that were obtained as part of the loan origination process. These warrants are primarily from high technology, non-public companies. Historically, a majority of these warrants expire unexercised. The Corporation’s accounting policy is to recognize income related to these warrants about 30 days prior to the warrant issuer’s stock becoming publicly traded (or until a publicly traded company acquires the warrant issuer). The warrant accounting policy is currently being reviewed to determine the additional income to be recognized during the period when the warrant issuer’s stock is considered non-marketable. Such review will be completed in the third quarter 2005. It is not expected that any amendment of the Corporation’s warrant accounting policy will have a material effect on the Corporation’s financial condition or results of operations.
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

•	general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected;

•	developments concerning credit quality in various industry sectors may result in an increase in the level of the Corporation’s provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	industries in which the Corporation has lending concentrations, including, but not limited to, the automotive production industry, could suffer a significant decline which could adversely affect the Corporation;

•	demand for commercial loans and investment advisory products may not accelerate as expected;

•	the mix of interest rates and maturities of the Corporation’s interest earning assets and interest-bearing liabilities (primarily loans and deposits) may be less favorable than expected;

•	interest rate margin changes may be greater than expected;

•	there could be fluctuations in inflation or interest rates;

•	there could be changes in trade, monetary and fiscal policies, including, but not limited to, the interest rate policies of the Board of Governors of the Federal Reserve System;

•	customer borrowing, repayment, investment and deposit practices generally may be different than anticipated;

•	management’s ability to maintain and expand customer relationships may differ from expectations;

•	the Corporation’s ability to retain key officers and employees may change;

•	the introductions, withdrawal, success and timing of business initiatives and strategies, including, but not limited to the opening of new branches or private banking offices, and plans to grow personal financial services and wealth management, may be less successful or may be different than anticipated;

•	competitive product and pricing pressures among financial institutions within the Corporation’s markets may change;

•	legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Corporation and its subsidiaries, could adversely affect the Corporation or the financial services industry in general;

•	instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, market and liquidity, operational, compliance and business risks and enterprise-wide risk could be less effective than anticipated, and the Corporation may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk;

•	there could be terrorist activities or other hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation;

•	there could be changes in applicable laws and regulations, including, but not limited to, those concerning taxes, banking, securities, and insurance; and

•	there could be adverse conditions in the stock market.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On March 23, 2004, the Board of Directors of the Corporation (the “Board”) authorized the purchase of up to 10 million shares of Comerica Incorporated outstanding common stock. On July 26, 2005, the Board authorized the purchase of up to an additional 10 million shares of Comerica Incorporated outstanding common stock. This is in addition to the remaining share repurchase authorization of 4.2 million shares at June 30, 2005. Substantially all shares purchased as part of the Corporation’s publicly announced repurchase program were transacted in the open market and were within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. There is no expiration date for the Corporation’s share repurchase program. The following table summarizes the Corporation’s share repurchase activity for the six months ended June 30, 2005.

(shares in millions)			Total Number of Shares
	Total Number		Purchased as Part of Publicly	Remaining Share
	of Shares	Average Price	Announced Repurchase Plans	Repurchase
Month Ended	Repurchased	Paid Per Share	or Programs	Authorization (1)

January 31, 2005	0.2	$57.11	0.2	8.1
February 28, 2005	0.7	57.90	0.7	7.4
March 31, 2005	1.2	55.91	1.2	6.2
April 30, 2005	0.2	56.25	0.2	6.0
May 31, 2005	0.9	56.70	0.9	5.1
June 30, 2005	0.9	57.43	0.9	4.2

Total	4.1	$56.85	4.1	4.2

(1)	Maximum number of shares that may yet be purchased under the plans or programs.

ITEM 4. Submission of Matters to a Vote of Security Holders
     The Corporation’s Annual Meeting of Stockholders was held on May 17, 2005. At the meeting, shareholders of the Corporation voted to:
1. Elect six Class III Directors for three-year terms expiring in 2008 or upon the election and qualification of their successors; and
2. Ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2005.
1. The nominees for election as Class III Directors of the Corporation are listed below. The results are as follows:

	For	Withheld	Abstained	Broker Non-Votes

Joseph J. Buttigieg, III	145,796,547	3,399,538	—	—
J. Philip DiNapoli	135,667,792	13,528,293	—	—
Roger Fridholm	146,978,531	2,217,554	—	—
Alfred A. Piergallini	145,750,040	3,446,045	—	—
Patricia M. Wallington	147,000,367	2,195,718	—	—
Gail L. Warden	144,945,306	4,250,779	—	—

The names of other Directors of the Corporation whose term of office continued after the meeting are as follows:

Incumbent Class I Directors	Incumbent Class II Directors

Lillian Bauder	Ralph W. Babb, Jr.	William P. Vititoe
Anthony F. Earley, Jr.	James F. Cordes	Kenneth L. Way
Robert S. Taubman	Peter D. Cummings
Reginald M. Turner, Jr.	Todd W. Herrick

2. Ratification of the independent auditor for the fiscal year ending December 31, 2005. The results are as follows:

	For	Against/Withheld	Abstained	Broker Non-Votes

Ernst & Young LLP	145,839,383	2,244,920	1,111,782	—

ITEM 6. Exhibits
Exhibits

(10.1)	Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors

(10.2)	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement (revised) under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors

(11)	Statement re: Computation of Net Income Per Common Share

(31.1)	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(32)	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

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
Executive Vice President and Chief Financial Officer

/s/ Marvin J. Elenbaas
Marvin J. Elenbaas
Senior Vice President and Controller (Principal Accounting Officer)

Date: August 4, 2005

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors

10.2	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement (revised) under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors

11	Statement re: Computation of Net Income Per Common Share

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)