Form 10-Q
period 2005-09-30
COMERICA INC /NEW/
filed 2005-11-03
CIK 28412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
          $5 par value common stock:
               Outstanding as of October 14, 2005: 165,268,453 shares

COMERICA INCORPORATED AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
     CONSOLIDATED BALANCE SHEETS
     Comerica Incorporated and Subsidiaries

	September 30,	December 31,	September 30,
(in millions, except share data)	2005	2004	2004
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$1,795	$1,139	$1,560
Short-term investments	3,619	3,230	5,055
Investment securities available-for-sale	4,088	3,943	4,198

Commercial loans	22,754	22,039	21,146
Real estate construction loans	3,289	3,053	3,276
Commercial mortgage loans	8,700	8,236	7,931
Residential mortgage loans	1,444	1,294	1,263
Consumer loans	2,696	2,751	2,722
Lease financing	1,286	1,265	1,260
International loans	1,972	2,205	2,117

Total loans	42,141	40,843	39,715
Less allowance for loan losses	(558)	(673)	(729)

Net loans	41,583	40,170	38,986

Premises and equipment	499	415	399
Customers’ liability on acceptances outstanding	39	57	41
Accrued income and other assets	2,726	2,812	2,720

Total assets	$54,349	$51,766	$52,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$17,702	$15,164	$16,811
Interest-bearing deposits	25,968	25,772	25,424

Total deposits	43,670	40,936	42,235

Short-term borrowings	241	193	225
Acceptances outstanding	39	57	41
Accrued expenses and other liabilities	1,242	1,189	1,021
Medium- and long-term debt	4,066	4,286	4,401

Total liabilities	49,258	46,661	47,923

Common stock — $5 par value:
Authorized — 325,000,000 shares
Issued — 178,735,252 shares at 9/30/05, 12/31/04 and 9/30/04	894	894	894
Capital surplus	448	421	408
Accumulated other comprehensive loss	(158)	(69)	(24)
Retained earnings	4,683	4,331	4,222
Less cost of common stock in treasury — 13,469,654 shares at 9/30/05, 8,259,328 shares at 12/31/04 and 8,169,292 shares at 9/30/04	(776)	(472)	(464)

Total shareholders’ equity	5,091	5,105	5,036

Total liabilities and shareholders’ equity	$54,349	$51,766	$52,959

See notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF INCOME (unaudited)
     Comerica Incorporated and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2005	2004	2005	2004

INTEREST INCOME
Interest and fees on loans	$674	$514	$1,856	$1,510
Interest on investment securities	38	36	107	111
Interest on short-term investments	7	8	18	25

Total interest income	719	558	1,981	1,646

INTEREST EXPENSE
Interest on deposits	147	79	377	224
Interest on short-term borrowings	16	1	28	2
Interest on medium- and long-term debt	44	27	121	76

Total interest expense	207	107	526	302

Net interest income	512	451	1,455	1,344
Provision for loan losses	(30)	—	(27)	85

Net interest income after provision for loan losses	542	451	1,482	1,259

NONINTEREST INCOME
Service charges on deposit accounts	55	57	163	178
Fiduciary income	44	43	133	128
Commercial lending fees	16	14	44	41
Letter of credit fees	18	17	56	49
Foreign exchange income	9	9	27	28
Brokerage fees	10	9	27	27
Investment advisory revenue, net	14	8	36	26
Card fees	10	8	28	23
Bank-owned life insurance	9	10	28	28
Equity in earnings of unconsolidated subsidiaries	4	3	13	11
Warrant income	2	1	7	6
Net securities losses	—	(6)	—	—
Net gain on sales of businesses	1	—	1	7
Other noninterest income	40	33	98	102

Total noninterest income	232	206	661	654

NONINTEREST EXPENSES
Salaries	209	185	595	567
Employee benefits	46	40	137	119

Total salaries and employee benefits	255	225	732	686
Net occupancy expense	30	32	90	93
Equipment expense	14	14	42	43
Outside processing fee expense	19	16	56	51
Software expense	12	11	35	31
Customer services	29	8	50	17
Litigation and operational losses	4	16	14	27
Other noninterest expenses	59	50	160	165

Total noninterest expenses	422	372	1,179	1,113

Income before income taxes	352	285	964	800
Provision for income taxes	114	89	310	250

NET INCOME	$238	$196	$654	$550

Basic net income per common share	$1.43	$1.15	$3.90	$3.19
Diluted net income per common share	1.41	1.13	3.85	3.15

Cash dividends declared on common stock	92	88	277	268
Dividends per common share	0.55	0.52	1.65	1.56
See notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
     Comerica Incorporated and Subsidiaries

			Accumulated
			Other			Total
	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except share data)	Stock	Surplus	Income (Loss)	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2004	$894	$384	$74	$3,973	$(215)	$5,110
Net income	—	—	—	550	—	550
Other comprehensive loss, net of tax	—	—	(98)	—	—	(98)

Total comprehensive income						452
Cash dividends declared on common stock ($1.56 per share)	—	—	—	(268)	—	(268)
Purchase of 5,977,723 shares of common stock	—	—	—	—	(336)	(336)
Net issuance of common stock under employee stock plans	—	(2)	—	(33)	87	52
Recognition of stock-based compensation expense	—	26	—	—	—	26

BALANCE AT SEPTEMBER 30, 2004	$894	$408	$(24)	$4,222	$(464)	$5,036

BALANCE AT JANUARY 1, 2005	$894	$421	$(69)	$4,331	$(472)	$5,105
Net income	—	—	—	654	—	654
Other comprehensive loss, net of tax	—	—	(89)	—	—	(89)

Total comprehensive income						565
Cash dividends declared on common stock ($1.65 per share)	—	—	—	(277)	—	(277)
Purchase of 6,516,700 shares of common stock	—	—	—	—	(379)	(379)
Net issuance of common stock under employee stock plans	—	(5)	—	(25)	75	45
Recognition of stock-based compensation expense	—	32	—	—	—	32

BALANCE AT SEPTEMBER 30, 2005	$894	$448	$(158)	$4,683	$(776)	$5,091

See notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
     Comerica Incorporated and Subsidiaries

	Nine Months Ended
	September 30,
(in millions)	2005	2004

OPERATING ACTIVITIES
Net income	$654	$550
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(27)	85
Depreciation and software amortization	54	52
Amortization of stock-based compensation expense	33	24
Net amortization of securities	7	20
Net amortization of intangibles	—	1
Net gain on sales of businesses	(1)	(7)
Contributions to pension plan fund	(58)	(62)
Net increase in trading securities	—	(8)
Net (increase) decrease in loans held-for-sale	(7)	38
Net increase in accrued income receivable	(41)	—
Net increase in accrued expenses	57	69
Other, net	(25)	(76)

Total adjustments	(8)	136

Net cash provided by operating activities	646	686

INVESTING ACTIVITIES
Net increase in other short-term investments	(313)	(1,072)
Proceeds from sales of investment securities available-for-sale	—	330
Proceeds from maturities of investment securities available-for-sale	936	752
Purchases of investment securities available-for-sale	(1,120)	(773)
Net (increase) decrease in loans	(1,514)	391
Fixed assets, net	(89)	(81)
Net decrease (increase) in customers’ liability on acceptances outstanding	18	(14)
Proceeds from sales of businesses	1	8

Net cash used in investing activities	(2,081)	(459)

FINANCING ACTIVITIES
Net increase in deposits	2,874	772
Net increase (decrease) in short-term borrowings	48	(37)
Net (decrease) increase in acceptances outstanding	(18)	14
Proceeds from issuance of medium- and long-term debt	272	359
Repayments of medium- and long-term debt	(477)	(750)
Proceeds from issuance of common stock and other capital transactions	45	52
Purchase of common stock for treasury and retirement	(379)	(336)
Dividends paid	(274)	(268)

Net cash provided by (used in) financing activities	2,091	(194)

Net increase in cash and due from banks	656	33

Cash and due from banks at beginning of period	1,139	1,527

Cash and due from banks at end of period	$1,795	$1,560

Interest paid	$493	$296

Income taxes paid	$236	$126

Noncash investing and financing activities:
Loans transferred to other real estate	$29	$21
Loans transferred to held-for-sale	69	—
Deposits transferred to held-for-sale	140	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 1 — Basis of Presentation and Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the “Corporation”) on Form 10-K for the year ended December 31, 2004.
Derivative and Foreign Exchange Contracts
     The Corporation uses derivative financial instruments, including foreign exchange contracts, to manage exposure to interest rate and foreign currency risks. All derivative instruments are carried at fair value in either, “accrued income and other assets” or “accrued expenses and other liabilities” on the consolidated balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that qualify as hedging instruments, the Corporation designates the hedging instrument as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For further information, see Note 8.
Warrants
     The Corporation holds a portfolio of approximately 800 warrants for non-marketable equity securities. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. The Corporation historically recognized income related to these warrants approximately 30 days prior to the warrant issuer’s publicly traded stock becoming free of restrictions, when a publicly traded company acquired the warrant issuer, or when cash was received. In third quarter 2005, the Corporation determined that, due to a net exercise provision embedded in the warrant agreements, the warrant portfolio should have been recorded at fair value in accordance with Implementation Issue 17a of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) since 2001. The required cumulative adjustments to record the portfolio at fair value were not material to the current or any prior reporting periods, and therefore have been reflected as of September 30, 2005. The adjustment included recording a $24 million warrant asset in “accrued income and other assets” on the consolidated balance sheet at September 30, 2005. The adjustment also included recording $20 million in “interest and fees on loans,” $4 million in incentive compensation expense in “salaries expense” and $5 million in “provision for income taxes” on the consolidated statements of income for the three and nine month periods ended September 30, 2005. Under the Corporation’s new accounting, the fair value of warrants covered by Implementation issue 17a of SFAS 133 that are received as part of the loan origination process will be deferred and amortized into interest and fees on loans over the life of the loan, in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” In addition, the fair value of these warrants will be adjusted on a quarterly basis, with any changes in the fair value included in warrant income, which is recorded in “noninterest income” on the consolidated statements of income.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 1 — Basis of Presentation and Accounting Policies (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2005	2004	2005	2004

Net income applicable to common stock, as reported	$238	$196	$654	$550

Add: Stock-based compensation expense included in reported net income, net of related tax effects	8	1	22	15

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	8	3	22	20

Proforma net income applicable to common stock	$238	$194	$654	$545

Net income per common share:
Basic—as reported	$1.43	$1.15	$3.90	$3.19
Basic—pro forma	1.43	1.14	3.90	3.16

Diluted—as reported	1.41	1.13	3.85	3.15
Diluted—pro forma	1.41	1.12	3.85	3.13
     In the second quarter 2005, the Corporation changed the model used to value its stock option grants from a Black-Scholes option pricing model to a binomial option pricing model for all stock options granted subsequent to March 31, 2005. The binomial model considers characteristics of fair value option pricing that are not recognized under the Black-Scholes model, and thus provides an estimated fair value option pricing that is more representative of actual experience and future expected experience. The after-tax decrease in compensation expense as a result of this change was nominal in the three and nine months ended September 30, 2005, and is reflected in the table above.
     The fair value of the options granted was estimated using the binomial option pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.44%
Expected dividend yield	3.85
Expected volatility factors of the market price of Comerica common stock	28.6
Expected option life (in years)	6.5
Impairment
     Goodwill and identified intangible assets that have an indefinite useful life are subject to impairment testing, which the Corporation conducts annually, or on an interim basis if events or changes in circumstances between annual tests indicate the assets might be impaired. The Corporation performs its annual impairment test for goodwill and identified intangible assets that have an indefinite useful life as of July 1 of each year. The impairment test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units, which are a subset of the Corporation’s operating segments, and comparing the fair value of each reporting unit to its carrying value. If the fair value is less than the carrying value, a further test is required to measure the amount of impairment. The annual test of goodwill and intangible assets that have an indefinite life, performed as of July 1, 2005, did not indicate that an impairment charge was required.
     The Corporation reviews finite lived intangible assets and other long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, the Corporation recognizes a loss to reduce the carrying amount to fair value. Additional information regarding the Corporation’s goodwill, intangible assets and impairment policies can be found in the Corporation’s 2004 Annual Report on page 56 and in Notes 1, 7 and 8 to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 2 — Investment Securities
     At September 30, 2005, investment securities having a carrying value of $1.9 billion were pledged where permitted or required by law to secure $584 million of liabilities, including public and other deposits, and derivative contracts. This included securities of $1.2 billion pledged with the Federal Reserve Bank to secure actual treasury tax and loan borrowings of $108 million at September 30, 2005, and potential borrowings of up to an additional $742 million. The remaining pledged securities of $686 million are primarily with state and local government agencies to secure $476 million of deposits and other liabilities, including deposits of the State of Michigan of $134 million at September 30, 2005.
Note 3 — Allowance for Loan Losses
     The following summarizes the changes in the allowance for loan losses:

	Nine Months Ended
	September 30,
(in millions)	2005	2004

Balance at beginning of period	$673	$803
Loans charged-off:
Commercial	77	162
Real estate construction
Real estate construction business line	1	2
Other	—	—

Total real estate construction	1	2
Commercial mortgage
Commercial real estate business line	4	—
Other	12	19

Total commercial mortgage	16	19
Residential mortgage	—	1
Consumer	12	9
Lease financing	19	9
International	11	11

Total loans charged-off	136	213
Recoveries:
Commercial	42	38
Real estate construction	—	—
Commercial mortgage	2	2
Residential mortgage	—	—
Consumer	3	2
Lease financing	—	1
International	1	11

Total recoveries	48	54

Net loans charged-off	88	159
Provision for loan losses	(27)	85

Balance at end of period	$558	$729

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 3 — Allowance for Loan Losses (continued)
     SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” considers a loan impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans that are restructured and meet the requirements to be on accrual status are included with total impaired loans for the remainder of the calendar year of the restructuring. There was one loan ($4 million) included in the $188 million of impaired loans at September 30, 2005 that was restructured and met the requirements to be on accrual status. Impaired loans averaged $191 million and $239 million for the three and nine month periods ended September 30, 2005, compared to $392 million and $448 million, respectively, for the comparable periods last year. The following presents information regarding the period-end balances of impaired loans:

	Nine Months Ended	Year Ended
(in millions)	September 30, 2005	December 31, 2004

Total period-end impaired loans	$188	$318
Less: Impaired loans restructured during the period on accrual status at period-end	(4)	(8)

Total period-end nonaccrual business loans	$184	$310

Period-end impaired loans requiring an allowance	$184	$306

Allowance allocated to impaired loans	$67	$88

     Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investments in such loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 4 — Medium- and Long-term Debt
     Medium- and long-term debt consisted of the following at September 30, 2005 and December 31, 2004:

(dollar amounts in millions)	September 30, 2005	December 31, 2004

Parent company
7.25% subordinated note due 2007	$157	$163
4.80% subordinated note due 2015	301	304
7.60% subordinated note due 2050	359	357

Total parent company	817	824

Subsidiaries
Subordinated notes:
7.25% subordinated note due 2007	207	216
6.00% subordinated note due 2008	260	270
6.875% subordinated note due 2008	105	109
8.50% subordinated note due 2009	104	107
7.65% subordinated note due 2010	—	256
7.125% subordinated note due 2013	162	169
5.70% subordinated note due 2014	258	262
5.20% subordinated note due 2017	248	—
8.375% subordinated note due 2024	191	197
7.875% subordinated note due 2026	201	200
9.98% subordinated note due 2026	58	58

Total subordinated notes	1,794	1,844

Medium-term notes due 2005 to 2007:
Floating rate based on LIBOR indices	200	385
2.95% fixed rate note	98	99
2.85% fixed rate note	98	99

Variable rate secured debt financing due 2007	1,044	1,017
Variable rate note due 2009	15	18

Total subsidiaries	3,249	3,462

Total medium- and long-term debt	$4,066	$4,286

     The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged.
     In March 2005, a subsidiary of the Corporation purchased an operations center building in Auburn Hills, Michigan. The Corporation previously leased the building from a third party. The purchase resulted in the addition of fixed assets of $36 million, a reduction in deferred rent credits of $26 million and the assumption of a mortgage payable with a fair value of $42 million. The assumed mortgage required payments of $4.3 million, payable in January and July of each year, including interest at a fixed rate of 7.91%, and would have matured July 1, 2010. On July 6, 2005, the Corporation paid-off the assumed mortgage for an amount that approximated its carrying value.
     In August 2005, Comerica Bank (the “Bank”), a subsidiary of the Corporation, exercised its option to redeem, at par, a $250 million, 7.65% Subordinated Note, which was classified in medium- and long-term debt.
     In August 2005, the Bank issued $250 million of 5.20% Subordinated Notes, which are classified in medium- and long-term debt. The notes pay interest on February 22 and August 22 of each year, beginning with February 22, 2006, and mature August 22, 2017. The Bank used the net proceeds for general corporate purposes.

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
Note 6 — Accumulated Other Comprehensive Income (Loss)
     Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated gains and losses on cash flow hedges, the change in the accumulated foreign currency translation adjustment, and the change in accumulated minimum pension liability adjustment. The Consolidated Statements of Changes in Shareholders’ Equity on page 5 include only combined other comprehensive income (loss), net of tax. The following table presents reconciliations of the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2005 and 2004. Total comprehensive income totaled $565 million and $452 million for the nine months ended September 30, 2005 and 2004, respectively, and $179 million and $254 million for the three months ended September 30, 2005 and 2004, respectively. The $113 million increase in total comprehensive income in the nine month period ended September 30, 2005, when compared to the same period in the prior year, resulted principally from an increase in net income ($104 million) and a decrease in net losses on cash flow hedges ($24 million), partially offset by an increase in net unrealized losses on investment securities available-for-sale ($16 million), due to changes in the interest rate environment.

	Nine Months Ended
	September 30,
(in millions)	2005	2004

Net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period, net of tax	$(34)	$(23)
Net unrealized holding gains (losses) arising during the period	(32)	(7)

Change in net unrealized gains (losses) before income taxes	(32)	(7)
Less: Provision for income taxes	(11)	(2)

Change in net unrealized gains (losses) on investment securities available-for- sale, net of tax	(21)	(5)

Balance at end of period, net of tax	$(55)	$(28)

Accumulated net gains (losses) on cash flow hedges:
Balance at beginning of period, net of tax	$(16)	$114
Net cash flow hedge gains (losses) arising during the period	(89)	13
Less: Reclassification adjustment for gains (losses) included in net income	14	154

Change in cash flow hedges before income taxes	(103)	(141)
Less: Provision for income taxes	(36)	(50)

Change in cash flow hedges, net of tax	(67)	(91)

Balance at end of period, net of tax	$(83)	$23

Accumulated foreign currency translation adjustment:
Balance at beginning of period	$(6)	$(4)
Net translation gains (losses) arising during the period	(1)	(1)

Change in foreign currency translation adjustment	(1)	(1)

Balance at end of period	$(7)	$(5)

Accumulated minimum pension liability adjustment:
Balance at beginning of period, net of tax	$(13)	$(13)
Minimum pension liability adjustment arising during the period before income taxes	—	(2)
Less: Provision for income taxes	—	(1)

Change in minimum pension liability, net of tax	—	(1)

Balance at end of period, net of tax	$(13)	$(14)

Total accumulated other comprehensive loss at end of period, net of tax	$(158)	$(24)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 7 — Employee Benefit Plans
     Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

	Three Months Ended		Nine Months Ended
Qualified Defined Benefit Pension Plan	September 30,		September 30,
(in millions)	2005	2004	2005	2004

Service cost	$7	$6	$22	$18
Interest cost	14	13	41	38
Expected return on plan assets	(23)	(21)	(69)	(63)
Amortization of unrecognized prior service cost	2	—	5	1
Amortization of unrecognized net loss	5	3	15	9

Net periodic benefit cost	$5	$1	$14	$3

	Three Months Ended		Nine Months Ended
Non-Qualified Defined Benefit Pension Plan	September 30,		September 30,
(in millions)	2005	2004	2005	2004

Service cost	$1	$1	$3	$3
Interest cost	1	1	4	4
Amortization of unrecognized prior service cost	—	—	(1)	—
Amortization of unrecognized net loss	1	1	3	2

Net periodic benefit cost	$3	$3	$9	$9

	Three Months Ended		Nine Months Ended
Postretirement Benefit Plan	September 30,		September 30,
(in millions)	2005	2004	2005	2004

Interest cost	$1	$2	$3	$4
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized transition obligation	1	1	3	3
Amortization of unrecognized net loss	1	—	1	—

Net periodic benefit cost	$2	$2	$4	$4

     The Corporation adopted the provisions of Financial Accounting Standards Board Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in the quarter ended September 30, 2004. This had an immaterial impact on net periodic benefit cost for the nine months ended September 30, 2005. For further information on the Corporation’s employee benefit plans, refer to Note 16 to the consolidated financial statements in the Corporation’s 2004 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 8 — Derivatives and Foreign Exchange Contracts
     The following table presents the composition of derivative financial instruments and foreign exchange contracts, excluding commitments, held or issued for risk management purposes, and in connection with customer-initiated and other activities.

	September 30, 2005				December 31, 2004
	Notional/				Notional/
	Contract	Unrealized		Fair	Contract	Unrealized		Fair
	Amount	Gains	Unrealized	Value	Amount	Gains	Unrealized	Value
(in millions)	(1)	(2)	Losses	(3)	(1)	(2)	Losses	(3)

Risk management
Interest rate contracts:
Swaps — cash flow	$10,100	$—	$145	$(145)	$9,930	$17	$59	$(42)
Swaps — fair value	2,006	139	3	136	2,157	201	—	201

Total interest rate contracts	12,106	139	148	(9)	12,087	218	59	159

Foreign exchange contracts:
Spot, forward and options	400	1	13	(12)	376	19	1	18
Swaps	68	—	1	(1)	58	—	1	(1)

Total foreign exchange contracts	468	1	14	(13)	434	19	2	17

Total risk management	12,574	140	162	(22)	12,521	237	61	176

Customer-initiated and other
Interest rate contracts:
Caps and floors written	286	—	1	(1)	301	—	2	(2)
Caps and floors purchased	286	1	—	1	349	2	—	2
Swaps	2,827	24	18	6	1,726	20	16	4

Total interest rate contracts	3,399	25	19	6	2,376	22	18	4

Energy derivative contracts:
Caps and floors written	51	—	4	(4)	—	—	—	—
Caps and floors purchased	51	4	—	4	—	—	—	—
Swaps	40	1	1	—	—	—	—	—

Total energy derivative contracts	142	5	5	—	—	—	—	—

Foreign exchange contracts:
Spot, forward and options	4,135	46	52	(6)	3,290	117	112	5
Swaps	—	—	—	—	31	1	—	1

Total foreign exchange contracts	4,135	46	52	(6)	3,321	118	112	6

Total customer-initiated and other	7,676	76	76	—	5,697	140	130	10

Total derivatives and foreign exchange contracts	$20,250	$216	$238	$(22)	$18,218	$377	$191	$186

(1)	Notional or contract amounts, which represent the extent of involvement in the derivatives market, are generally used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk, and are not reflected in the consolidated balance sheets.

(2)	Unrealized gains represent receivables from derivative counterparties, and therefore exposes the Corporation to credit risk. This risk is measured as the cost to replace, at current market rates, contracts in a profitable position. Credit risk is calculated before consideration is given to bilateral collateral agreements or master netting arrangements that effectively reduce credit risk.

(3)	The fair values of derivatives and foreign exchange contracts generally represent the estimated amounts the Corporation would receive or pay to terminate or otherwise settle the contracts at the balance sheet date. The fair values of all derivatives and foreign exchange contracts are reflected in the consolidated balance sheets.

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
     As part of a cash flow hedging strategy, the Corporation entered into predominantly 2 to 3 year interest rate swap agreements (weighted average original maturity of 2.8 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the next 2 to 3 years. Approximately 24 percent ($10 billion) of outstanding loans were designated as hedged items to interest rate swap agreements at September 30, 2005. During the three and nine month periods ended September 30, 2005, interest rate swap agreements designated as cash flow hedges decreased interest and fees on loans by $5 million and increased interest and fees on loans by $14 million, respectively, compared to increases of $45 million and $154 million, respectively, for the comparable periods last year. Other noninterest income in both the three and nine month periods ended September 30, 2005 included $3 million of ineffective cash flow hedge losses. If interest rates, interest yield curves and notional amounts remain at their current levels, the Corporation expects to reclassify $51 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with the existing and forecasted floating-rate loans.
     Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs cash instruments, such as investment securities, as well as derivative financial instruments and foreign exchange contracts, to manage exposure to these and other risks. In addition, the Corporation uses foreign exchange forward and option contracts to protect the value of its foreign currency investment in foreign subsidiaries. Realized and unrealized gains and losses from foreign exchange forward and option contracts used to protect the value of investments in foreign subsidiaries are not included in the statement of income, but are shown in the accumulated foreign currency translation adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets. During the three and nine month periods ended September 30, 2005, the Corporation recognized $1 million and $3 million, respectively, of net losses in accumulated foreign currency translation adjustment, related to the forward foreign exchange contracts.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 8 — Derivatives and Foreign Exchange Contracts (continued)
     The following table summarizes the expected maturity distribution of the notional amount of risk management interest rate swaps and provides the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of September 30, 2005. Swaps have been grouped by the asset or liability designation.
Remaining Expected Maturity of Risk Management Interest Rate Swaps as of September 30, 2005:
(dollar amounts in millions)

							Sept. 30,	Dec. 31,
						2010-	2005	2004
	2005	2006	2007	2008	2009	2026	Total	Total

Variable rate asset designation:
Generic receive fixed swaps	$1,100	$3,000	$3,000	$3,000	$—	$—	$10,100	$9,800

Weighted average: (1)
Receive rate	5.15%	4.01%	4.97%	6.98%	—%	—%	5.30%	5.12%
Pay rate	6.54	5.16	5.48	6.55	—	—	5.82	4.37

Fixed rate asset designation:
Amortizing pay fixed swaps	$1	$2	$2	$1	$—	$—	$6	$7

Weighted average: (2)
Receive rate	2.72%	2.75%	2.73%	2.72%	—%	—%	2.73%	2.55%
Pay rate	3.52	3.54	3.53	3.52	—	—	3.53	3.53

Fixed rate deposit designation:
Generic receive fixed swaps	$—	$—	$—	$—	$—	$—	$—	$30

Weighted average: (1)
Receive rate	—%	—%	—%	—%	—%	—%	—%	1.42%
Pay rate	—	—	—	—	—	—	—	2.44

Medium — and long-term debt designation:
Generic receive fixed swaps	$—	$100	$450	$350	$100	$1,000	$2,000	$2,250

Weighted average: (1)
Receive rate	—%	2.95%	5.82%	6.17%	6.06%	6.18%	5.93%	6.05%
Pay rate	—	3.86	3.75	3.59	3.50	3.66	3.67	2.30

Total notional amount	$1,101	$3,102	$3,452	$3,351	$100	$1,000	$12,106	$12,087

(1)	Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at September 30, 2005.

(2)	Variable rates received are based on three-month and six-month LIBOR or one-month and three-month Canadian Dollar Offered Rate (CDOR) rates in effect at September 30, 2005.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 8 — Derivatives and Foreign Exchange Contracts (continued)
     The Corporation had commitments to purchase investment securities for its trading account and available-for- sale portfolios totaling $12 million at September 30, 2005 and $4 million at December 31, 2004. Commitments to sell investment securities related to the trading account totaled $12 million at September 30, 2005 and $4 million at December 31, 2004. Outstanding commitments expose the Corporation to both credit and market risk.
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

	Nine Months Ended	Year Ended	Nine Months Ended
(in millions)	September 30, 2005	December 31, 2004	September 30, 2004

Average unrealized gains	$79	$81	$70
Average unrealized losses	75	71	61
Noninterest income	28	34	26
Derivative and Foreign Exchange Activity
     The following table provides a reconciliation of the beginning and ending notional amounts for interest rate derivatives and foreign exchange contracts for the nine months ended September 30, 2005.

	Risk Management		Customer-Initiated and Other
		Foreign		Energy	Foreign
	Interest Rate	Exchange	Interest Rate	Derivative	Exchange
(in millions)	Contracts	Contracts	Contracts	Contracts	Contracts

Balance at January 1, 2005	$12,087	$434	$2,376	$—	$3,321
Additions	3,000	12,515	1,671	142	86,215
Maturities/amortizations	(2,981)	(12,481)	(375)	—	(85,401)
Terminations	—	—	(273)	—	—

Balance at September 30, 2005	$12,106	$468	$3,399	$142	$4,135

     Additional information regarding the nature, terms and associated risks of the above derivatives and foreign exchange contracts, can be found in the Corporation’s 2004 Annual Report on page 49 and in Notes 1 and 20 to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 9 — Standby and Commercial Letters of Credit and Financial Guarantees
     The total contractual amounts of standby letters of credit and financial guarantees and commercial letters of credit at September 30, 2005 and December 31, 2004, which represents the Corporation’s credit risk associated with these instruments, are shown in the table below.

(in millions)	September 30, 2005	December 31, 2004

Standby letters of credit and financial guarantees	$6,262	$6,326
Commercial letters of credit	300	340
     Standby and commercial letters of credit and financial guarantees represent conditional obligations of the Corporation to guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2015. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation may enter into participation arrangements with third parties, that effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $573 million of the $6,262 million of standby letters of credit and financial guarantees outstanding at September 30, 2005. At September 30, 2005, the carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $68 million.
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
Lease Accounting Contingency
     A proposed FASB Staff Position (No. FAS 13-a) was issued in July 2005 to address the impact of a change or projected change in the timing of cash flows related to income taxes generated by a leveraged lease transaction. The proposed FASB Staff Position would require a recalculation of lease income for changes in the timing of expected cash flows related to income taxes, including interest and penalties. The recalculation could result in the recognition of a gain or loss in earnings and the reclassification of the lease to a direct financing lease. The impact on the Corporation will not be known until the FASB issues final accounting guidance.
     See “Part II. Item 1. Legal Proceedings” for information regarding the Corporation’s legal contingencies.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 11 — Business Segment Information
     The Corporation has strategically aligned its operations into three major business segments: the Business Bank, Small Business & Personal Financial Services, and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities. This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes divested business lines, the income and expense impact of equity, cash and loan loss reserves not assigned to specific business segments, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. The loan loss reserves in the Other category include the unallocated allowance for loan losses and the portion of the allowance allocated based on industry specific and international risks. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each line of business using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on lines of business and methodologies in effect at September 30, 2005. These methodologies may be modified as management accounting systems are enhanced and changes occur in the organizational structure or product lines.
     For a description of the business activities of each line of business and the methodologies, which form the basis for these results, refer to Note 24 in the Corporation’s 2004 Annual Report.
     A discussion of the financial results and the factors impacting performance for the nine months ended September 30, 2005 can be found in the section entitled “Business Segments” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 11 — Business Segment Information (continued)
     Business segment financial results for the nine months ended September 30, 2005 and 2004 are shown in the table below.

			Small Business &		Wealth &
			Personal Financial		Institutional
(dollar amounts in millions)	Business Bank		Services		Management
Nine Months Ended September 30,	2005	2004	2005	2004	2005	2004

Earnings summary:
Net interest income (expense) (FTE)	$1,054	$1,039	$451	$436	$111	$111
Provision for loan losses	—	(3)	6	9	(4)	(1)
Noninterest income	212	211	156	162	241	230
Noninterest expenses	484	440	397	376	256	242
Provision (benefit) for income taxes (FTE)	258	290	72	77	35	36

Net income (loss)	$524	$523	$132	$136	$65	$64

Net charge-offs	$66	$142	$17	$13	$5	$4

Selected average balances:
Assets	$35,444	$32,929	$6,486	$6,462	$3,656	$3,321
Loans	34,127	31,801	5,803	5,730	3,377	3,067
Deposits	20,372	19,434	16,814	16,722	2,472	2,541
Liabilities	21,174	20,086	16,812	16,714	2,479	2,551
Attributed equity	2,509	2,451	792	786	416	406

Statistical data:
Return on average assets (1)	1.97%	2.12%	1.00%	1.04%	2.36%	2.54%
Return on average attributed equity	27.84	28.47	22.20	23.05	20.71	20.72
Net interest margin (2)	4.11	4.34	3.59	3.48	4.35	4.80
Efficiency ratio	38.30	35.22	65.35	62.96	72.66	71.04

	Finance		Other		Total
Nine Months Ended September 30,	2005	2004	2005	2004	2005	2004

Earnings summary:
Net interest income (expense) (FTE)	$(162)	$(238)	$4	$(2)	$1,458	$1,346
Provision for loan losses	—	—	(29)	80	(27)	85
Noninterest income	42	48	10	3	661	654
Noninterest expenses	—	—	42	55	1,179	1,113
Provision (benefit) for income taxes (FTE)	(52)	(69)	—	(82)	313	252

Net income (loss)	$(68)	$(121)	$1	$(52)	$654	$550

Net charge-offs	$—	$—	$—	$—	$88	$159

Selected average balances:
Assets	$5,412	$7,373	$961	$806	$51,959	$50,891
Loans	(17)	(15)	43	18	43,333	40,601
Deposits	654	1,369	45	17	40,357	40,083
Liabilities	6,082	6,278	316	233	46,863	45,862
Attributed equity	524	677	855	709	5,096	5,029

Statistical data:
Return on average assets (1)	N/M	N/M	N/M	N/M	1.68%	1.44%
Return on average attributed equity	N/M	N/M	N/M	N/M	17.11	14.57
Net interest margin (2)	N/M	N/M	N/M	N/M	4.08	3.82
Efficiency ratio	N/M	N/M	N/M	N/M	55.63	55.66

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds. N/M — Not Meaningful

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
     The Finance & Other Businesses segment includes the Corporation’s securities portfolio, asset and liability management activities, divested business lines, the income and expense impact of equity, cash and loan loss reserves not assigned to specific business lines/market segments, tax benefits not assigned to specific business lines/market segments and miscellaneous other expenses of a corporate nature. This segment includes responsibility for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk and foreign exchange risk.
     A discussion of the market segment financial results and the factors impacting performance for the nine months ended September 30, 2005 can be found in the section entitled “Geographic Market Segments” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 11 — Business Segment Information (continued)
     Market segment financial results for the nine months ended September 30, 2005 and 2004 are shown in the table below.

(dollar amounts in millions)	Midwest & Other Markets		Western		Texas
Nine Months Ended September 30,	2005	2004	2005	2004	2005	2004
Earnings summary:
Net interest income (expense) (FTE)	$808	$803	$596	$576	$180	$179
Provision for loan losses	33	(19)	(25)	26	(5)	(4)
Noninterest income	448	428	91	106	58	58
Noninterest expenses	666	643	312	269	137	130
Provision (benefit) for income taxes (FTE)	172	197	149	160	36	39

Net income (loss)	$385	$410	$251	$227	$70	$72

Net charge-offs	$65	$82	$12	$71	$7	$6

Selected average balances:
Assets	$25,093	$24,221	$13,929	$12,538	$5,131	$4,646
Loans	23,669	22,982	13,276	11,837	4,942	4,483
Deposits	18,880	19,080	16,833	15,561	3,651	3,844
Liabilities	19,646	19,741	16,876	15,563	3,651	3,838
Attributed equity	2,142	2,121	1,040	1,025	465	435

Statistical data:
Return on average assets (1)	2.05%	2.26%	1.87%	1.82%	1.79%	2.06%
Return on average attributed equity	24.00	25.79	32.22	29.47	19.83	22.00
Net interest margin (2)	4.52	4.63	4.73	4.94	4.84	5.32
Efficiency ratio	53.05	52.30	45.35	39.45	57.72	54.92

	Florida		Finance & Other Businesses		Total
Nine Months Ended September 30,	2005	2004	2005	2004	2005	2004
Earnings summary:
Net interest income (expense) (FTE)	$32	$28	$(158)	$(240)	$1,458	$1,346
Provision for loan losses	(1)	2	(29)	80	(27)	85
Noninterest income	12	11	52	51	661	654
Noninterest expenses	22	16	42	55	1,179	1,113
Provision (benefit) for income taxes (FTE)	8	7	(52)	(151)	313	252

Net income (loss)	$15	$14	$(67)	$(173)	$654	$550

Net charge-offs	$4	$—	$—	$—	$88	$159

Selected average balances:
Assets	$1,433	$1,307	$6,373	$8,179	$51,959	$50,891
Loans	1,420	1,296	26	3	43,333	40,601
Deposits	294	212	699	1,386	40,357	40,083
Liabilities	292	209	6,398	6,511	46,863	45,862
Attributed equity	70	62	1,379	1,386	5,096	5,029

Statistical data:
Return on average assets (1)	1.34%	1.40%	N/M	N/M	1.68%	1.44%
Return on average attributed equity	27.31	29.37	N/M	N/M	17.11	14.57
Net interest margin (2)	3.02	2.93	N/M	N/M	4.08	3.82
Efficiency ratio	50.60	41.90	N/M	N/M	55.63	55.66

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds. N/M — Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 12 — Pending Transactions
     In July 2005, Munder Capital Management (“Munder”), a subsidiary of the Corporation, announced that Framlington Holdings Limited, which is 49 percent owned by Munder’s United Kingdom subsidiary, Munder UK, L.L.C., and 51 percent indirectly owned by HSBC Holdings plc, reached an agreement to sell its 90.8 percent interest in London-based Framlington Group Limited. The sale closed on October 31, 2005. The sale, net of associated costs and assigned goodwill, will result in a net after-tax gain of approximately $32 million in the fourth quarter 2005. The effects of the sale will be reflected in the Corporation’s Wealth & Institutional Management business segment. The carrying amount of the assets and liabilities to be disposed of as a result of this transaction are not material to the consolidated balance sheet at September 30, 2005. The Corporation has recognized $7 million in “equity in earnings of unconsolidated subsidiaries” on the consolidated statement of income for the nine months ended September 30, 2005 related to its investment in Framlington Group Limited.
     In September 2005, the Corporation announced it had reached an agreement to sell its Mexican bank charter. The cash sale is subject to regulatory approvals, and is currently expected to close in the fourth quarter 2005. Subject to market effects, the Corporation expects that the sale will result in a nominal after-tax gain. The effects of the sale will be reflected in the Corporation’s Business Bank business segment. As a result of this transaction, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” approximately $69 million of assets have been classified as assets held-for-sale which are included in “short-term investments” on the consolidated balance sheet at September 30, 2005. In addition, approximately $140 million of liabilities have been classified as liabilities held-for-sale which are included in “accrued expenses and other liabilities” on the consolidated balance sheet at September 30, 2005.
Note 13 — Pending Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all stock-based compensation awards granted to employees be recognized in the financial statements at fair value. SFAS No. 123(R) will allow for two transition alternatives for public entities: modified-prospective transition or modified-retrospective transition. Under the modified-prospective transition method, companies would be required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS No. 123(R) is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123. Prior periods would not be restated. Under the modified-retrospective transition method, companies would be allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the proforma footnote disclosures under the provisions of SFAS No. 123. See Note 1 to the consolidated financial statements for proforma footnote disclosures reported for the three and nine months ended September 30, 2005 and 2004. New awards and unvested awards would be accounted for in the same manner for both the modified-prospective and modified-retrospective methods.
     The Corporation’s current accounting policy is to record expense associated with stock options and restricted stock awards (stock-based compensation) over the explicit service period (vesting period). Upon retirement, any remaining unrecognized costs related to stock-based compensation retained after retirement are expensed. SFAS No. 123(R) requires that the expense associated with stock-based compensation be recorded over the requisite service period. The requisite service period is defined as the period during which an employee is required to provide service in order to vest the award. This guidance requires that all stock-based compensation must be expensed by the retirement eligible date (the date at which the employee is no longer required to perform any service to receive the stock-based compensation). Therefore, the requisite service period for both stock options and restricted stock is the period between grant date and retirement eligible date. Under the Corporation’s current stock option plan, retiring employees forfeit stock options granted in the calendar year of retirement, but retain all stock options granted in prior years (whether vested or unvested at retirement). Restricted stock grants stipulate that unvested shares are forfeited upon retirement or other termination of employment unless the Compensation Committee of the Board of Directors of the Corporation determines otherwise. In certain instances, after review of the specific circumstances, the Compensation Committee waived the forfeiture provision for individuals who were retirement eligible. In May 2005, the Securities and Exchange Commission (SEC) indicated that, as a result of the widespread practice of recognizing compensation cost over the explicit service period (up to the date of actual retirement), the SEC will accept that practice and, in those circumstances, will require a continuation of that practice for stock-based compensation awards granted prior to the adoption of SFAS No. 123(R).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Pending Accounting Pronouncements (continued)
As such, the Corporation will begin expensing stock-based compensation awards by the retirement eligible date prospectively, beginning with stock-based compensation grants subsequent to the adoption of SFAS No. 123(R). Stock-based compensation expense, net of related tax effects, would have increased $1 million in both the three months ended September 30, 2005 and 2004, and $2 million in both the nine months ended September 30, 2005 and 2004, had the requisite service period provisions of SFAS No. 123(R) been applied on a historical basis.
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
     Net income for the three months ended September 30, 2005 was $238 million, an increase of $42 million, or 22 percent, from $196 million reported for the three months ended September 30, 2004. Quarterly diluted net income per share increased 25 percent to $1.41 in the third quarter 2005, compared to $1.13 in the same period a year ago. Return on average common shareholders’ equity was 18.59 percent and return on average assets was 1.78 percent for the third quarter 2005, compared to 15.68 percent and 1.55 percent, respectively, for the comparable quarter last year. The increase in earnings in the third quarter of 2005 over the comparable quarter last year resulted primarily from a $61 million increase in net interest income and a $30 million decrease in the provision for loan losses, partially offset by a $50 million increase in noninterest expenses.
     Net income for the first nine months of 2005 was $3.85 per diluted share, or $654 million, compared to $3.15 per diluted share, or $550 million, for the comparable period last year, increases of 22 percent and 19 percent, respectively. Return on average common shareholders’ equity was 17.11 percent and return on average assets was 1.68 percent for the first nine months of 2005, compared to 14.57 percent and 1.44 percent, respectively, for the first nine months of 2004. The increase in earnings for the nine months ended September 30, 2005 over the comparable period a year ago resulted primarily from a $112 million decrease in the provision for loan losses and a $111 million increase in net interest income, partially offset by a $66 million increase in noninterest expenses.
Net Interest Income
     The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the quarter ended September 30, 2005. On a FTE basis, net interest income increased $61 million to $513 million for the three months ended September 30, 2005, from $452 million for the comparable quarter in 2004. Net interest income in the third quarter 2005 was impacted by the warrant accounting change discussed in Note 1 to the consolidated financial statements resulting in a $20 million increase in net interest income and a 16 basis point increase in the net interest margin, in the third quarter 2005. The $61 million increase in net interest income in the third quarter 2005, as compared to the same period in 2004, resulted primarily from an improvement in spreads on earning assets due to a greater contribution from noninterest-bearing deposits in a higher rate environment, the warrant accounting change discussed above, loan growth, and a change in the earning asset mix from short-term investments to loans. Average earning assets increased $2.6 billion, or six percent, when compared to the third quarter of last year. A $3.9 billion increase in average loans to $44.6 billion for the third quarter 2005 was partially offset by a $1.0 billion decline in average short-term investments, and a $290 million decline in average investment securities available-for-sale. The net interest margin (FTE) for the three months ended September 30, 2005 was 4.15 percent, as compared to 3.86 percent for the comparable period in 2004. The increase in the net interest margin (FTE) was due to the reasons cited above for the increase in net interest income. For further discussion of the effects of market rates on net interest income, refer to “Item 3. Quantitative and Qualitative Disclosures about Market Risk”.
     Table II provides an analysis of net interest income for the first nine months of 2005. On a FTE basis, net interest income for the nine months ended September 30, 2005 was $1,458 million, compared to $1,346 million for the same period in 2004, an increase of $112 million. Average earning assets increased two percent, to $47.7 billion, in the nine months ended September 30, 2005, when compared to the same period in the prior year. Average loans increased $2.7 billion, to $43.3 billion, while average short-term investments declined $1.4 billion and average investment securities available-for-sale declined $609 million. Net interest income in the third quarter 2005 was impacted by the warrant accounting change discussed in Note 1 to the consolidated financial statements resulting in a $20 million increase in net interest income and a six basis point increase in the net interest margin, in the nine months ended September 30, 2005. The net interest margin (FTE) for the nine months ended September 30, 2005 increased to 4.08 percent from 3.82 percent for the same period in 2004, due to the reasons cited in the quarterly discussion above.
     Net interest income and net interest margin are impacted by the operations of the Corporation’s Financial Services Division (FSD). FSD customers deposit large balances (primarily noninterest-bearing) with a wholly-owned bank subsidiary of the Corporation. The wholly-owned subsidiary bank pays certain customer service expenses (included in noninterest expenses on the consolidated statements of income) and/or makes low-rate loans (included in net interest income on the consolidated statements of income) to such customers. Footnote (2) to Tables I and II displays average FSD loans and deposits, with related interest income/expense and average rates.

     The impact on the net interest margin (FTE) of FSD loans (primarily low-rate loans), assuming the loans were funded by FSD noninterest-bearing deposits, was as follows:

Impact on Net Interest Margin (FTE)

Three months ended September 30, 2005	(0.18)%
Three months ended June 30, 2005	(0.09)
Three months ended September 30, 2004	(0.09)
Nine months ended September 30, 2005	(0.13)
Nine months ended September 30, 2004	(0.07)
     Management currently expects net interest margin to be about 3.90% for the fourth quarter 2005.

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume (FTE)

	Three Months Ended
	September 30, 2005			September 30, 2004
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (2)	$25,230	$378	5.95%	$22,096	$234	4.21%
Real estate construction loans	3,202	60	7.40	3,273	46	5.58
Commercial mortgage loans (2)	8,631	138	6.37	7,951	104	5.22
Residential mortgage loans	1,418	20	5.76	1,239	18	5.63
Consumer loans	2,703	41	6.04	2,671	31	4.68
Lease financing	1,300	10	2.98	1,266	11	3.46
International loans	2,098	33	6.27	2,149	26	4.87
Business loan swap income	—	(5)	—	—	45	—

Total loans	44,582	675	6.01	40,645	515	5.04

Investment securities available-for-sale (1)	3,935	38	3.80	4,225	36	3.31
Short-term investments	549	7	4.76	1,556	8	2.17

Total earning assets	49,066	720	5.82	46,426	559	4.78

Cash and due from banks	1,788			1,652
Allowance for loan losses	(601)			(774)
Accrued income and other assets	3,209			3,044

Total assets	$53,462			$50,348

Money market and NOW deposits (2)	$16,987	89	2.09	$17,526	47	1.06
Savings deposits (2)	1,531	2	0.52	1,652	1	0.36
Certificates of deposit (2)	5,912	44	2.92	5,826	26	1.79
Foreign office time deposits	1,110	12	4.21	718	5	2.76

Total interest-bearing deposits	25,540	147	2.28	25,722	79	1.22

Short-term borrowings	1,804	16	3.52	251	1	1.36
Medium- and long-term debt	4,144	44	4.26	4,462	27	2.45

Total interest-bearing sources	31,488	207	2.61	30,435	107	1.40

Noninterest-bearing deposits (2)	15,734			14,012
Accrued expenses and other liabilities	1,124			911
Common shareholders’ equity	5,116			4,990

Total liabilities and shareholders’ equity	$53,462			$50,348

Net interest income/rate spread (FTE)		$513	3.21		$452	3.38

FTE adjustment		$1			$1

Impact of net noninterest bearing sources of funds			0.94			0.48

Net interest margin (as a percentage of average earning assets) (FTE)			4.15%			3.86%

(1) Average rate based on average historical cost.
(2) FSD balances included above:
FSD loans (primarily low-rate loans)	$2,334	$2	0.42%	$1,151	$2	0.50%
FSD interest-bearing deposits	2,578	20	3.04	2,080	8	1.54
FSD noninterest-bearing deposits	6,430			5,080

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume (FTE) (continued)

	Three Months Ended
	September 30, 2005/September 30, 2004
	Increase
	(Decrease)
	Due to	Increase (Decrease)	Net
(in millions)	Rate	Due to Volume *	Increase (Decrease)

Loans	$102	$58	$160
Investments securities available-for-sale	5	(3)	2
Short-term investments	8	(9)	(1)

Total earning assets	115	46	161

Interest-bearing deposits	66	2	68
Short-term borrowings	1	14	15
Medium and long-term debt	21	(4)	17

Total interest-bearing sources	88	12	100

Net interest income/rate spread (FTE)	$27	$34	$61

*	Rate/Volume variances are allocated to variances due to volume.

Table II – Year-to-date Analysis of Net Interest Income & Rate/Volume (FTE)

	Nine Months Ended
	September 30, 2005			September 30, 2004
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (2)	$24,207	$993	5.48%	$21,997	$669	4.06%
Real estate construction loans	3,119	163	6.97	3,293	129	5.24
Commercial mortgage loans (2)	8,488	385	6.07	7,989	304	5.08
Residential mortgage loans	1,362	58	5.70	1,225	52	5.71
Consumer loans	2,703	115	5.70	2,650	92	4.62
Lease financing	1,281	36	3.72	1,276	39	4.05
International loans	2,173	95	5.82	2,171	73	4.46
Business loan swap income	—	14	—	—	154	—

Total loans	43,333	1,859	5.73	40,601	1,512	4.97

Investment securities available-for-sale (1)	3,802	107	3.69	4,411	111	3.32
Short-term investments	581	18	4.18	1,948	25	1.73

Total earning assets	47,716	1,984	5.55	46,960	1,648	4.68

Cash and due from banks	1,709			1,681
Allowance for loan losses	(644)			(805)
Accrued income and other assets	3,178			3,055

Total assets	$51,959			$50,891

Money market and NOW deposits (2)	$17,326	235	1.81	$17,772	131	0.99
Savings deposits (2)	1,560	6	0.45	1,636	5	0.38
Certificates of deposit (2)	5,661	110	2.60	6,110	76	1.66
Foreign office time deposits	855	26	4.08	655	12	2.47

Total interest-bearing deposits	25,402	377	1.98	26,173	224	1.14

Short-term borrowings	1,148	28	3.26	275	2	1.05
Medium- and long-term debt	4,244	121	3.82	4,607	76	2.22

Total interest-bearing sources	30,794	526	2.28	31,055	302	1.30

Noninterest-bearing deposits (2)	14,955			13,910
Accrued expenses and other liabilities	1,114			897
Common shareholders’ equity	5,096			5,029

Total liabilities and shareholders’ equity	$51,959			$50,891

Net interest income/rate spread (FTE)		$1,458	3.27		$1,346	3.38

FTE adjustment		$3			$2

Impact of net noninterest bearing sources of funds			0.81			0.44

Net interest margin (as a percentage of average earning assets) (FTE)			4.08%			3.82%

(1) Average rate based on average historical cost.
(2) FSD balances included above:
FSD loans (primarily low-rate loans)	$1,598	$5	0.48%	$808	$3	0.52%
FSD interest-bearing deposits	2,596	53	2.75	1,890	19	1.32
FSD noninterest-bearing deposits	5,846			5,180

Table II — Year-to-date Analysis of Net Interest Income & Rate/Volume (FTE) (continued)

	Nine Months Ended
	September 30, 2005/September 30, 2004
	Increase
	(Decrease)
	Due to	Increase (Decrease)	Net
(in millions)	Rate	Due to Volume *	Increase (Decrease)

Loans	$233	$114	$347
Investments securities available-for-sale	13	(17)	(4)
Short-term investments	27	(34)	(7)

Total earning assets	273	63	336

Interest-bearing deposits	162	(9)	153
Short-term borrowings	5	21	26
Medium and long-term debt	55	(10)	45

Total interest-bearing sources	222	2	224

Net interest income/rate spread (FTE)	$51	$61	$112

*	Rate/Volume variances are allocated to variances due to volume.

Provision for Loan Losses
     The provision for loan losses was a credit of $30 million for the third quarter 2005, compared to no provision for the same period in 2004. The provision for the first nine months of 2005 was a credit of $27 million, compared to a charge of $85 million for the same period in 2004. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed in the section entitled “Allowance for Loan Losses and Nonperforming Assets.” The decrease in the provision for loan losses in the three and nine month periods ended September 30, 2005 over the comparable period last year was primarily the result of improving credit quality trends. These trends reflected improving economic conditions in certain of the Corporation’s geographic markets. While the economic conditions in the Corporation’s Michigan market remained relatively flat over the last year, the economic conditions in both the Western and Texas markets have continued to improve in line with, or slightly better than, growth in the national economy. Forward-looking indicators suggest these economic conditions should continue for the remainder of 2005.
Noninterest Income
     Noninterest income was $232 million for the three months ended September 30, 2005, an increase of $26 million, or 13 percent, over the same period in 2004. Noninterest income in the third quarter 2005 included $13 million of income (net of write-downs) from unconsolidated venture capital and private equity investments and $3 million of risk management hedge ineffectiveness losses (from interest rate and foreign exchange contracts), compared to $3 million of income distributions (net of write-downs) from unconsolidated venture capital and private equity investments and nominal risk management hedge ineffectiveness gains in the third quarter 2004. In addition, net investment advisory revenue increased $6 million, to $14 million in the third quarter 2005, compared to $8 million in the third quarter 2004, due to significant increases in assets under management resulting from new customers. Service charges on deposit accounts were $55 million for the quarter ended September 30, 2005, a decrease of $2 million from the comparable quarter in 2004, primarily due to higher earning credit allowances, driven by a higher rate environment, provided to business customers. Service charge income to business customers accounted for 67 percent of total service charges on deposit accounts in the third quarter 2005. Non-sufficient funds and overdraft fees accounted for 32 percent and 29 percent of service charges on deposit accounts in the third quarter 2005 and 2004, respectively. Noninterest income in the third quarter 2004 also included $6 million of net securities losses, principally due to a credit-related write-down of an investment in a private equity fund that is consolidated on the Corporation’s consolidated balance sheet.
     For the first nine months of 2005, noninterest income was $661 million, an increase of $7 million, or one percent, from the first nine months of 2004. Noninterest income in the first nine months of 2005 included $8 million of income distributions (net of write-downs) from unconsolidated venture capital and private equity investments, compared to $10 million of income distributions (net of write-downs) for the first nine months of 2004. Service charges on deposit accounts declined $15 million, to $163 million in the nine months ended September 30, 2005, when compared to the same period in the prior year. The decline in service charges was for the same reasons noted in for the quarterly discussion above. Other activity-based fees, which include commercial loan and letter of credit fees, increased $10 million in the nine months ended September 30, 2005 when compared to the same period in 2004. Net investment advisory revenue increased $10 million, to $36 million in the nine months ended September 30, 2005 for the same reasons noted in the quarterly discussion above. Noninterest income in the nine months ended September 30, 2004 also included a $7 million net gain on the sale of a portion of the Corporation’s merchant card processing business.
     Management currently expects low-single digit growth in noninterest income in the full-year 2005, compared to 2004.
Noninterest Expenses
     Noninterest expenses were $422 million for the quarter ended September 30, 2005, an increase of $50 million, or 13 percent, from the comparable quarter in 2004. Salaries and employee benefits expense increased $30 million, or 13 percent, in the third quarter 2005, when compared to the third quarter 2004, primarily due to an increase in business unit incentives, including an accrual of $4 million related to the warrant accounting change discussed in Note 1 to the consolidated financial statements, annual merit increases, increased pension expense, and an increase in stock-based compensation. Stock-based compensation in the third quarter 2004 was impacted by a $7 million reduction due to employee forfeitures and revisions to the employee forfeiture assumptions for stock options. Severance expense was $1 million in both the third quarter 2005 and 2004. Customer services expense, which represents compensation provided to customers, was $29 million in the third quarter 2005, compared to $8 million for the same period in 2004. The amount of customer services expense varies from period to period as a result of changes in the level of noninterest-bearing deposits in the Corporation’s Financial Services Division and the earnings credit allowances provided on these deposits, as well as a competitive environment. Litigation and operational losses, which include traditionally defined operating losses, such as fraud and processing losses, as well as uninsured losses and losses triggered by litigation, declined $12 million in the third quarter 2005, when compared to the third quarter 2004. These expenses are subject to fluctuation due to the timing of insurance receipts and litigation settlements. Occupancy expenses declined in spite of new branches added in the last year, due in part to the purchase of a previously leased operations center in March 2005, which results in annual savings of $7 million, beginning April 2005.
     Noninterest expenses for the nine months ended September 30, 2005 were $1,179 million, an increase of $66 million, or six percent, from the first nine months of 2004. Salaries and employee benefits expense increased $46 million for the reasons cited in the quarterly discussion above. For the first nine months of 2005, severance expense was $3 million, compared to $8 million for the same period in 2004. Customer services expense increased $33 million, to $50 million in the first nine months of 2005, when compared to the same period in 2004 for the reasons cited in the quarterly discussion above. Litigation and operating losses declined $13 million in the nine months ended September 30, 2005, when compared to 2004 levels.
     Management currently expects a mid-single digit increase in noninterest expenses in the full-year 2005, compared to 2004. Management also expects customer services expense to be between $17 million and $20 million in the fourth quarter 2005.
Provision for Income Taxes
     The provision for income taxes for the third quarter 2005 was $114 million, compared to $89 million for the same period a year ago. The effective tax rate was 33 percent and 31 percent for the third quarter 2005 and 2004, respectively. The provision for the first nine months of 2005 was $310 million, compared to $250 million for the first nine months of 2004. The effective tax rate was 32 percent for the first nine months of 2005, compared to 31 percent for the first nine months of 2004. Taxes in the first nine months of 2004 were reduced by a $4 million (after-tax) adjustment to the state tax reserves that resulted from settlement of a tax liability with the state of California.
     Management currently expects the effective tax rate to be approximately 32 to 33 percent for the full-year 2005.
Business Segments
     The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, Small Business & Personal Financial Services, and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance Division. Note 11 to the consolidated financial statements presents financial results of these businesses for the nine months ended September 30, 2005 and 2004. For a description of the business activities of each business segment and the methodologies, which form the basis for these results, refer to Note 24 in the Corporation’s 2004 Annual Report.
     The following table presents net income (loss) by business segment.

	Nine Months Ended
(dollar amounts in millions)	September 30, 2005		September 30, 2004

Business Bank	$524	73%	$523	72%
Small Business & Personal Financial Services	132	18	136	19
Wealth & Institutional Management	65	9	64	9

	721	100%	723	100%
Finance	(68)		(121)
Other	1		(52)

	$654		$550

     The Business Bank’s net income of $524 million increased $1 million for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. Net interest income (FTE) increased $15 million from the comparable prior year period. The increase in net interest income (FTE) was primarily due a $20 million adjustment related to the change in warrant accounting discussed in Note 1 to the consolidated financial statements and increased loan and deposit balances, partially offset by higher levels of low rate loans in the Financial Services Division and lower loan and deposit spreads that resulted from increased pricing competition. The provision for loan losses increased $3 million due to higher loan growth in the first nine months of 2005, compared to the same period in 2004, partially offset by an improvement in credit quality compared to the same period in 2004. Noninterest income of $212 million increased $1 million from the comparable period even though 2004 noninterest income included a $7 million gain on the sale of a portion of the Corporation’s merchant card processing business. Noninterest expenses increased $44 million, primarily due to a $33 million increase in customer services expense in the Financial Services Division and a $19 million increase in salaries and benefits expense, which included a $4 million business unit incentive accrual related to the warrant accounting change discussed in Note 1 to the consolidated financial statements. These increases in noninterest expenses were partially offset by a $5 million decrease in the provision for credit losses on lending-related commitments.
     Small Business & Personal Financial Services’ net income decreased $4 million, or three percent, to $132 million for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. Net interest income (FTE) increased $15 million, primarily due to an increase in deposit balances, deposit spreads, and loan balances, partially offset by declines in loan spreads. The provision for loan losses decreased $3 million, primarily due to an improvement in Small Business credit quality. Noninterest income decreased $6 million, primarily due to a $6 million decrease in service charges on deposits. Noninterest expenses increased $21 million, primarily due to a $9 million increase in salaries and benefits expense, due in part, from the opening of seven new branches in the nine months ended September 30, 2005, and an $8 million increase in allocated net corporate overhead expenses.
     Wealth & Institutional Management’s net income increased $1 million, or 2 percent, to $65 million for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. Net interest income (FTE) remained unchanged at $111 million as increases in loan balances were offset by declines in loan spreads and deposit balances. The provision for loan losses declined $3 million due to an improvement in Private Banking credit quality. Noninterest income increased $11 million, primarily due to a $10 million increase in investment advisory fees and a $4 million increase in personal trust fees. Noninterest expenses increased $14 million, primarily due to an $8 million increase in litigation and operational losses and a $4 million increase in other real estate expenses.
     The net loss in the Finance Division was $68 million for the nine months ended September 30, 2005, compared to a net loss of $121 million for the nine months ended September 30, 2004. Contributing to the decline in net loss was a $76 million increase in net interest income (FTE), primarily due to the rising rate environment in which interest income received from the lending-related business units rises more quickly than the longer-term value attributed to deposits generated by the business units. Offsetting the increase in net interest income (FTE) was a $6 million decrease in noninterest income due to a $3 million decline in gains on the disposal of securities and a $2 million decline in risk management hedge income.
     The net income in the Other category was $1 million for the nine months ended September 30, 2005, compared to a net loss of $52 million for the nine months ended September 30, 2004. The lower net loss was primarily due to a $109 million decrease in the loan loss provision not assigned to other segments. Noninterest income as of the nine months ended September 30, 2005 increased $7 million from the comparable period in 2004. The nine months ended September 30, 2004 included $6 million of net securities losses resulting from a credit-related write-down of an investment in a consolidated private equity fund. The remaining variance is due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expenses are allocated to other segments.
Geographic Market Segments
     The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest & Other Markets, Western, Texas, and Florida. Note 11 to the consolidated financial statements presents financial results of these market segments for the nine months ended September 30, 2005 and 2004.

     The following table presents net income (loss) by market segment.

	Nine Months Ended
(dollar amounts in millions)	September 30, 2005		September 30, 2004

Midwest & Other Markets	$385	53%	$410	57%
Western	251	35	227	31
Texas	70	10	72	10
Florida	15	2	14	2

	721	100%	723	100%
Finance & Other Businesses	(67)		(173)

	$654		$550

     The Midwest & Other Markets’ net income decreased $25 million, or six percent, to $385 million for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. Net interest income (FTE) increased $5 million as increases in deposit spreads and loan balances were partially offset by decreases in loan spreads and deposit balances. The provision for loan losses increased $52 million due to higher loan growth in 2005 compared to the same period in 2004 and a smaller benefit from improving credit quality compared to the same period of 2004. Noninterest income increased $20 million, primarily due to a $10 million increase in investment advisory fees, a $5 million increase in letter of credit fees, and a $5 million increase in investment banking fees, partially offset by a $7 million decline in service charges on deposits. Noninterest expenses increased $23 million, primarily due to a $14 million increase in salaries and benefits expense, a $5 million increase in litigation and operational losses, and a $5 million increase in allocated net corporate overhead expenses.
     The Western market’s net income increased $24 million, or 11 percent, to $251 million for the nine months ended September 30, 2005, compared to $227 million for the nine months ended September 30, 2004. Net interest income (FTE) increased $20 million from the comparable prior year period. The increase in net interest income (FTE) was primarily due to a $20 million adjustment related to the warrant accounting change discussed in Note 1 to the consolidated financial statements and increased deposit balances, partially offset by higher levels of low-rate loans in the Financial Services Division. The provision for loan losses decreased $51 million, primarily due to improving credit quality. Noninterest income declined $15 million, primarily due to a $7 million gain on the sale of a portion of the Corporation’s merchant card processing business in the second quarter of 2004 and a $5 million decline in service charges on deposits. Noninterest expenses increased $43 million, primarily due to a $33 million increase in customer services expenses in the Financial Services Division and an $8 million increase in salaries and benefits, due in part, from the opening of four new branches in the nine months ended September 30, 2005,and a $4 million business unit incentive accrual related to the warrant accounting change discussed above.
     The Texas market’s net income decreased $2 million, or four percent, to $70 million for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. Net interest income (FTE) increased $1 million. The provision for loan losses decreased $1 million as improving credit quality was partially offset by an increase in loan balances. Noninterest expenses increased $7 million, primarily due to a $5 million increase in salaries and benefits expense, due in part, from the opening of two new branches in the nine months ended September 30, 2005.
     The Florida market’s net income increased $1 million, or five percent, to $15 million for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. Net interest income (FTE) increased $4 million, as increases in loan and deposit balances were partially offset by decreases in loan and deposit spreads. The provision for loan losses decreased $3 million, primarily due to improving credit quality. Noninterest income increased $1 million, while noninterest expenses increased $6 million due, in part, to a $3 million increase in operational losses.
     The net loss in the Finance and Other Businesses segment was $67 million for the nine months ended September 30, 2005, compared to a net loss of $173 million for the nine months ended September 30, 2004. Contributing to the decline in net loss was an $82 million increase in net interest income (FTE), primarily due to the rising rate environment in which interest income received from the lending-related business units rises more quickly than the longer-term value attributed to deposits generated by the business units. The provision for loan losses decreased $109 million due to a decrease in the loan loss provision not assigned to other segments. Noninterest income increased $1 million. 2005 includes a $2 million decline in risk management hedge income, while 2004 included $6 million of net securities losses resulting from a credit-related write-down of an investment in a consolidated private equity fund, and a $3 million gain on the disposal of securities. The remaining variance is due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expenses are allocated to other segments.
Financial Condition
     Total assets were $54.3 billion at September 30, 2005, compared to $51.8 billion at year-end 2004 and $53.0 billion at September 30, 2004. Total period-end loans increased $1.3 billion, or three percent, from December 31, 2004 to September 30, 2005. Within loans, on an average basis, there was growth in nearly all businesses and markets. Average loans grew in the Specialty Businesses (40 percent), Middle Market (7 percent), Global Corporate Banking (7 percent), and Small Business (5 percent) loan portfolios, from the fourth quarter 2004 to the third quarter 2005. The increase in average loans in the Specialty Businesses loan portfolio was primarily due to increases in average Financial Services Division (110 percent), technology and life sciences (31 percent) and energy (19 percent) loans. Short-term investments increased $389 million from December 31, 2004 to September 30, 2005, as a result of the significant increase in short-term deposits discussed below.
     Management currently expects high-single digit average loan growth when compared to 2004 levels. Excluding the Corporation’s FSD loan portfolio, management expects mid-single digit average loan growth when compared to 2004 levels. Management also expects FSD-related average low-rate loans to be higher in the fourth quarter 2005, compared to third quarter 2005 levels.
     Total liabilities increased $2.6 billion, or six percent, from $46.7 billion at December 31, 2004, to $49.3 billion at September 30, 2005. Total deposits increased seven percent to $43.7 billion at September 30, 2005, from $40.9 billion at year-end 2004. Deposits in the Corporation’s Financial Services Division, some of which are not expected to be long-lived, increased to $11.0 billion at September 30, 2005, from $8.5 billion at December 31, 2004, primarily due to continued strong mortgage business activity. Average deposits in the Corporation’s Financial Services Division were $9.0 billion in the third quarter 2005, compared to $8.0 billion in the fourth quarter 2004.
     Management expects FSD-related average noninterest-bearing deposits to be lower in the fourth quarter 2005, compared to third quarter 2005 levels.
Allowance for Loan Losses and Nonperforming Assets
     The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The Corporation performs a detailed quarterly credit quality review on both large business and certain large personal purpose consumer and residential mortgage loans that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying projected loss ratios, based on numerous factors identified below, to the loans within each risk rating. In addition, a portion of the allowance is allocated to these remaining loans based on industry specific and international risks inherent in certain portfolios, including portfolio exposures to automotive suppliers, retailers, contractors, technology-related, entertainment, air transportation and healthcare industries, Small Business Administration loans and certain Latin American risks. The portion of the allowance allocated to all other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors, such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis, including information on migration and loss given default studies from each of the three major domestic geographic markets, as well as mapping to bond tables. The allocated portion of the allowance was $504 million at September 30, 2005, a decrease of $117 million from December 31, 2004. The decrease resulted primarily from the impact of favorable migration data on projected loss factors and a decrease in loan specific reserves.
     Actual loss ratios experienced in the future may vary from those projected. The uncertainty occurs because factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of projected loss ratios or identified industry specific and international risks. An unallocated portion of the allowance is maintained to capture these probable losses. The unallocated allowance reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses. Factors that were considered in the evaluation of the adequacy of the Corporation’s unallocated allowance include the inherent imprecision of the risk rating system, and the risk associated with new customer relationships. The unallocated allowance associated with the margin for imprecision in the risk rating system is based on a historical evaluation of the accuracy of the risk ratings associated with loans, while the unallocated allowance due to new business migration risk is based on an evaluation of the risk of rating downgrades associated with loans that do not have a full year of payment history. The unallocated allowance was $54 million at September 30, 2005, an increase of $2 million from December 31, 2004. This increase was due, in part, to an increase in new customer relationships.
     The total allowance, including the unallocated amount, is available to absorb losses from any segment within the portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has a concentration of loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allocated allowance. Inclusion of other industry specific and international portfolio exposures in the allocated allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allocated allowance. Any of these events, or some combination, may result in the need for additional provision for loan losses in order to maintain an adequate allowance.
     At September 30, 2005, the allowance for loan losses was $558 million, a decrease of $115 million from $673 million at December 31, 2004. The allowance for loan losses as a percentage of total period-end loans decreased to 1.33 percent from 1.65 percent at December 31, 2004. The Corporation also had an allowance for credit losses on lending-related commitments of $14 million and $21 million, at September 30, 2005 and December 31, 2004, respectively, which is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets. These lending-related commitments include unfunded loan commitments and letters of credit.
     Nonperforming assets at September 30, 2005 were $220 million, compared to $339 million at December 31, 2004, a decrease of $119 million, or 35 percent. The allowance for loan losses as a percentage of nonperforming assets increased to 253 percent at September 30, 2005, from 198 percent at December 31, 2004.
     Nonperforming assets at September 30, 2005 and December 31, 2004 were categorized as follows:

	September 30,	December 31,
(in millions)	2005	2004

Nonaccrual loans:
Commercial	$81	$161
Real estate construction:
Real estate construction business line	4	31
Other	—	3

Total real estate construction	4	34
Commercial mortgage:
Commercial real estate business line	9	6
Other	35	58

Total commercial mortgage	44	64
Residential mortgage	1	1
Consumer	1	1
Lease financing	39	15
International	16	36

Total nonaccrual loans	186	312
Reduced-rate loans	—	—

Total nonperforming loans	186	312
Other real estate	34	27
Nonaccrual debt securities	—	—

Total nonperforming assets	$220	$339

Loans past due 90 days or more and still accruing	$14	$15

     The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2005	June 30, 2005	March 31, 2005

Nonaccrual loans at beginning of period	$212	$269	$312
Loans transferred to nonaccrual (1)	81	47	66
Nonaccrual business loan gross charge-offs (2)	(40)	(38)	(42)
Loans transferred to accrual status (1)	—	—	(4)
Nonaccrual business loans sold (3)	(19)	—	(14)
Payments/Other (4)	(48)	(66)	(49)

Nonaccrual loans at end of period	$186	$212	$269

(1) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(2) Analysis of gross loan charge-offs:
Nonaccrual business loans	$40	$38	$42
Performing watch list loans	1	2	1
Consumer and residential mortgage loans	6	3	3

Total gross loan charge-offs	$47	$43	$46

(3) Analysis of loans sold:
Nonaccrual business loans	$19	$—	$14
Performing watch list loans sold	34	7	4

Total loans sold	$53	$7	$18

(4) Net change related to nonaccrual loans with balances less than $2 million, other than business loan gross charge- offs and nonaccrual loans sold, are included in Payments/Other.
     Loans with balances greater than $2 million transferred to nonaccrual status were $81 million in the third quarter 2005, an increase of $34 million, or 72 percent, from $47 million in the second quarter 2005. There were two loans greater than $10 million transferred to nonaccrual during the third quarter of 2005. These loans totaled $48 million and were to companies in the airline ($36 million) and automotive ($13 million) industries.
     The following table presents a summary of total internally classified nonaccrual and watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans) at September 30, 2005, June 30, 2005 and December 31, 2004. Total nonaccrual and watch list loans decreased both in dollars and as a percentage of the total loan portfolio, mostly from the decline in nonaccrual loans.

(dollar amounts in millions)	September 30, 2005	June 30, 2005	December 31, 2004

Total nonaccrual and watch list loans	$2,058	$2,166	$2,245
As a percentage of total loans	4.9%	5.0%	5.5%

     The following table presents a summary of nonaccrual loans at September 30, 2005 and loans transferred to nonaccrual and net charge-offs during the three months ended September 30, 2005. Except as noted, the summary is based on the Standard Industrial Classification (SIC) code.

				Three Months Ended
(dollar amounts in millions)	September 30, 2005			September 30, 2005
					Net
			Loans Transferred		Charge-Offs
SIC Category	Nonaccrual Loans		To Nonaccrual (1)		(Recoveries)

Airline	$39	21%	$44	54%	$13	63%
Automotive (2)	38	20	13	16	7	36
Manufacturing	26	14	7	8	2	11
Real estate	22	12	6	8	—	(1)
Services	22	12	9	11	4	17
Retail trade	7	4	—	—	—	1
Contractors	7	3	—	—	(3)	(14)
Wholesale trade	6	3	—	—	(1)	(3)
Entertainment	5	3	—	—	—	—
Technology-related	2	1	—	—	1	5
Consumer non-durables	1	1	—	—	(5)	(27)
Transportation	1	1	—	—	(1)	(6)
Other	10	5	2	3	4	18

Total	$186	100%	$81	100%	$21	100%

(1)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(2)	The Corporation’s concentration of credit in the automotive industry includes both a dealer and non-dealer component. The loans which should be aggregated into a concentration of credit are those which react similarly to change in economic conditions. This aggregation involves the exercise of judgment. The non-dealer component of automotive industry concentration focuses on those customers directly affected by automotive production. Included are: (a) original equipment manufacturers and Tier 1 and Tier 2 suppliers that produce components used in vehicles and whose primary revenue source is automotive-related (primary defined as greater than 50%) and (b) other manufacturers that produce components used in vehicles and whose primary revenue source is automotive-related. Loans less than $1 million and loans recorded in the Small Business division were excluded from the definition.
        Shared National Credit Program (SNC) loans comprised approximately 10 percent of total nonaccrual loans at September 30, 2005 and 11 percent at December 31, 2004. SNC loans are facilities greater than $20 million shared by three or more federally supervised financial institutions which are reviewed by regulatory authorities at the agent bank level. SNC loans comprised approximately 15 percent and 13 percent of total loans at September 30, 2005 and December 31, 2004, respectively. There were no SNC loans included in the third quarter 2005 total net charge-offs.
        Net charge-offs for the third quarter 2005 were $21 million, or 0.18 percent of average total loans, compared with $33 million, or 0.33 percent, for the third quarter 2004. The carrying value of nonaccrual loans as a percentage of contractual value declined to 51 percent at September 30, 2005, compared to 54 percent at December 31, 2004. The provision for loan losses was a credit of $30 million for the third quarter 2005, compared to no provision for the same period in 2004.
        Management currently expects full-year 2005 net charge-offs to average loans of about 25 basis points.

Capital
     Common shareholders’ equity was $5.1 billion at both September 30, 2005, and December 31, 2004. The following table presents a summary of changes in common shareholders’ equity in the first nine months of 2005:

(in millions)

Balance at January 1, 2005	$5,105
Retention of retained earnings (net income less cash dividends declared)	377
Recognition of stock-based compensation expense	32
Net issuance of common stock under employee stock plans	45
Change in accumulated other comprehensive income
Cash flow hedges	(67)
Investment securities available-for-sale	(21)
Foreign currency translation adjustment	(1)
Repurchase of approximately 6.5 million common shares in the open market	(379)

Balance at September 30, 2005	$5,091

See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for information regarding the Corporation’s stock repurchases.
     The Corporation’s capital ratios exceed minimum regulatory requirements as follows:

	September 30,	December 31,
	2005	2004

Tier 1 common capital ratio*	8.00%	8.13%
Tier 1 risk-based capital ratio (4.00% — minimum)*	8.62	8.77
Total risk-based capital ratio (8.00% — minimum)*	11.99	12.75
Leverage ratio (3.00% — minimum)*	10.10	10.37

* September 30, 2005 ratios are estimated.
     At September 30, 2005, the Corporation and its banking subsidiaries exceeded the ratios required to be considered “well capitalized” (tier 1 risk-based capital, total risk-based capital and leverage ratios greater than 6 percent, 10 percent and 5 percent, respectively).
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

Other Matters
     In July 2005, the department head and approximately 20 other employees in the Corporation’s Financial Services Division resigned their positions and took employment at another financial institution, Commercial Capital Bank (CCB). The Corporation is committed to the business of the Financial Services Division and to maintaining quality service to its customers. Numerous steps have been taken to mitigate the potential loss of customers. On July 28, 2005, Comerica Bank filed a complaint in the Superior Court for the County of San Francisco against CCB, Commercial Capital Bancorp Inc. and the employees who resigned in July 2005 and took employment with CCB. The complaint asserted various tort and contractual claims and sought monetary and injunctive relief.
     On August 1, 2005, a Temporary Restraining Order (TRO) was entered that enjoins the corporate and individual defendants from using or destroying Comerica Bank’s confidential customer or employee information and requires the defendants to immediately turn over any such information in their custody or control. On November 2, 2005, the court heard Comerica Bank’s request for a preliminary injunction and took the matter under advisement. The TRO will continue in effect until the court rules on Comerica Bank’s request. The ultimate result of the litigation and the impact that will result from the staff departures is not known.
Long-term Outlook
     The Corporation’s long-term objectives include: 5 to 7 percent of revenue growth, 2 to 3 percent noninterest expense growth, net charge-offs of 40 to 60 basis points, a 7 to 8 percent tier 1 common capital ratio and return on average common shareholders’ equity of 15 to 18 percent.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation actively manages its material exposure to interest rate risk. Management attempts to evaluate the effect of movements in interest rates on net interest income and uses interest rate swaps and other instruments to manage its interest rate risk exposure. The primary tool used by the Corporation in determining its exposure to interest rate risk is net interest income simulation analysis. The net interest income simulation analysis performed at the end of each quarter reflects changes to both interest rates and loan, investment and deposit volumes. Management evaluates “base” net interest income under what is believed to be the most likely balance sheet structure and interest rate environment. This “base” net interest income is then evaluated against interest rate scenarios that increase and decrease 200 basis points (but no lower than zero percent) from the most likely rate environment. For purposes of this analysis, the rise or decline in short-term interest rates occurs ratably over four months. The measurement of risk exposure at September 30, 2005 for a decline in short-term interest rates by 200 basis points identified approximately $53 million, or three percent, of forecasted net interest income at risk over the next 12 months. If short-term interest rates rise 200 basis points, forecasted net interest income would be enhanced by approximately $81 million, or four percent. Corresponding measures of risk exposure at December 31, 2004 were approximately $74 million, or four percent, of net interest income at risk for a decline in short-term interest rates by 200 basis points and an approximately $99 million, or five percent, enhancement of net interest income for a 200 basis point rise in rates. Corporate policy limits adverse change to no more than five percent of management’s most likely net interest income forecast and the Corporation is operating within this policy guideline.
     Secondarily, the Corporation utilizes an economic value of equity analysis and a traditional interest sensitivity gap measure as alternative measures of interest rate risk exposure. At September 30, 2005, all three measures of interest rate risk were within established corporate policy guidelines.
     At September 30, 2005, the Corporation had a $98 million portfolio of indirect (through funds) private equity and venture capital investments, and had commitments of $44 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value. The Corporation bases estimates of fair value for the majority of its indirect private equity and venture capital investments on the percentage ownership in the fair value of the entire fund, as reported by the fund management. In general, the Corporation does not have the benefit of the same information regarding the fund’s underlying investments as does fund management. Therefore, after indication that fund management adheres to accepted, sound and recognized valuation techniques, the Corporation generally utilizes the fair values assigned to the underlying portfolio investments by fund management. For those funds where fair value is not reported by fund management, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by fund management, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other qualitative information, as available. The uncertainty in the economy and equity markets may affect the values of the fund investments. Approximately 16 percent of the underlying debt and equity in these funds are to companies in the automotive industry.
     The Corporation holds a portfolio of approximately 800 warrants for non-marketable equity securities. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. The warrant portfolio is recorded at fair value, as discussed in Note 1 to the consolidated financial statements. Fair value was determined using a Black-Scholes valuation model, which has four inputs: risk free rate, term, volatility, and stock price. Key assumptions used in the valuation were as follows. The risk free rate was estimated using the US treasury rate, as of the valuation date, corresponding with the expected term of the warrant. The Corporation used an expected term of one half of the remaining contractual term, which approximates 7 years. Volatility was estimated using an index of comparable publicly traded companies, which was based on the Standard Industrial Classification codes. For a substantial majority of the subject companies, an index method was utilized to estimate stock price. Under the index method, the subject companies’ values were “rolled-forward” from the inception date through the valuation date based on the change in value of an underlying index of guideline public companies. For the remaining companies, where the Corporation retains a lending relationship and where sufficient financial data existed, a market approach method was utilized. The value of these warrants is at risk to changes in equity markets, general economic conditions and a variety of other factors.
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
•	general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected;

•	developments concerning credit quality in various industry sectors may result in an increase in the level of the Corporation’s provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	industries in which the Corporation has lending concentrations, including, but not limited to, the automotive production industry, could suffer a significant decline which could adversely affect the Corporation;

•	demand for commercial loans and investment advisory products may not accelerate as expected;

•	the mix of interest rates and maturities of the Corporation’s interest earning assets and interest-bearing liabilities (primarily loans and deposits) may be less favorable than expected;

•	interest rate margin changes may be greater than expected;

•	there could be fluctuations in inflation or interest rates;

•	there could be changes in trade, monetary and fiscal policies, including, but not limited to, the interest rate policies of the Board of Governors of the Federal Reserve System;

•	customer borrowing, repayment, investment and deposit practices generally may be different than anticipated;

•	management’s ability to maintain and expand customer relationships may differ from expectations;

•	management’s ability to retain key officers and employees may change;

•	the introductions, withdrawal, success and timing of business initiatives and strategies, including, but not limited to the opening of new branches or private banking offices, and plans to grow personal financial services and wealth management, may be less successful or may be different than anticipated;

•	competitive product and pricing pressures among financial institutions within the Corporation’s markets may change;

•	legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Corporation and its subsidiaries, could adversely affect the Corporation or the financial services industry in general;

•	instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, market and liquidity, operational, compliance and business risks and enterprise-wide risk could be less effective than anticipated, and the Corporation may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk;

•	there could be terrorist activities or other hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation;

•	there could be natural disasters, including, but not limited to, hurricanes, tornadoes, earthquakes and floods, which may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation;

•	there could be changes in applicable laws and regulations, including, but not limited to, those concerning taxes, banking, securities, and insurance; and

•	there could be adverse conditions in the stock market.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On March 23, 2004, the Board of Directors of the Corporation (the “Board”) authorized the purchase of up to 10 million shares of Comerica Incorporated outstanding common stock. On July 26, 2005, the Board authorized the purchase of up to an additional 10 million shares of Comerica Incorporated outstanding common stock. Substantially all shares purchased as part of the Corporation’s publicly announced repurchase program were transacted in the open market and were within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. There is no expiration date for the Corporation’s share repurchase program. The following table summarizes the Corporation’s share repurchase activity for the nine months ended September 30, 2005.

			Total Number of Shares
	Total Number		Purchased as Part of Publicly	Remaining Share
(shares in millions)	of Shares	Average Price	Announced Repurchase Plans	Repurchase
Month Ended	Repurchased	Paid Per Share	or Programs	Authorization (1)

January 31, 2005	0.2	$57.11	0.2	8.1
February 28, 2005	0.7	57.90	0.7	7.4
March 31, 2005	1.2	55.91	1.2	6.2
April 30, 2005	0.2	56.25	0.2	6.0
May 31, 2005	0.9	56.70	0.9	5.1
June 30, 2005	0.9	57.43	0.9	4.2
July 31, 2005 (2)	—	62.39	—	14.1
August 31, 2005	0.8	60.10	0.8	13.3
September 30, 2005	1.6	60.17	1.6	11.7

Total	6.5	$58.09	6.5	11.7

(1)	Maximum number of shares that may yet be purchased under the plans or programs.

(2)	Remaining share repurchase authorization includes the July 26, 2005, Board resolution for the repurchase of an additional 10 million shares.

ITEM 6. Exhibits
Exhibits
(10.1)	Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (as corrected)

(10.2)	Form of Employment Agreement (Executive Vice President version), as entered into between the Corporation and certain executive officers of the Corporation, and a schedule of the executive officers of the Corporation having such an agreement with the Corporation

(10.3)	Form of Employment Agreement (Senior Vice President version), as entered into between the Corporation and certain executive officers of the Corporation, and a schedule of the executive officers of the Corporation having such an agreement with the Corporation

(10.4)	Implementation Agreement dated July 28, 2005 between Framlington Holdings Limited, Guarantors as named in the Agreement and AXA Investment Managers SA (restated to reflect amendments on September 7, 2005)

(10.5)	Second Amendment Agreement dated October 31, 2005 in relation to an Implementation Agreement dated July 28, 2005 (as amended on September 7, 2005)

(10.6)	Cash Offer dated July 27, 2005 by AXA Investment Managers S.A. for the Entire Issued Share Capital of Framlington Group Limited

(10.7)	Form of Acceptance relating to the Cash Offer by AXA Investment Managers S.A. for the Entire Issued Share Capital of Framlington Group Limited

(11)	Statement re: Computation of Net Income Per Common Share

(31.1)	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(32)	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

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

/s/ Elizabeth S. Acton

Elizabeth S. Acton Executive Vice President and Chief Financial Officer

/s/ Marvin J. Elenbaas

Marvin J. Elenbaas Senior Vice President and Controller (Principal Accounting Officer)
Date: November 3, 2005

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (as corrected)

10.2	Form of Employment Agreement (Executive Vice President version), as entered into between the Corporation and certain executive officers of the Corporation, and a schedule of the executive officers of the Corporation having such an agreement with the Corporation

10.3	Form of Employment Agreement (Senior Vice President version), as entered into between the Corporation and certain executive officers of the Corporation, and a schedule of the executive officers of the Corporation having such an agreement with the Corporation

10.4	Implementation Agreement dated July 28, 2005 between Framlington Holdings Limited, Guarantors as named in the Agreement and AXA Investment Managers SA (restated to reflect amendments on September 7, 2005)

10.5	Second Amendment Agreement dated October 31, 2005 in relation to an Implementation Agreement dated July 28, 2005 (as amended on September 7, 2005)

10.6	Cash Offer dated July 27, 2005 by AXA Investment Managers S.A. for the Entire Issued Share Capital of Framlington Group Limited

10.7	Form of Acceptance relating to the Cash Offer by AXA Investment Managers S.A. for the Entire Issued Share Capital of Framlington Group Limited

11	Statement re: Computation of Net Income Per Common Share

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)