Form 10-K
period 2005-12-31
COMERICA INC /NEW/
filed 2006-03-03
CIK 28412

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005.
Commission file number 1-10706
COMERICA INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-1998421

(State or other Jurisdiction of Incorporation)	(IRS Employer Identification Number)
Comerica Tower at Detroit Center
500 Woodward Avenue, MC 3391
Detroit, Michigan 48226

(Address of Principal Executive Offices) (Zip Code)
(248) 371-5000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Exchange Act:
• Common Stock, $5 par value
•Rights to acquire Series D Preferred Stock, no par value
These securities are registered on the New York Stock Exchange.
Securities registered pursuant to Section 12(g) of the Exchange Act:
•7 1/4% Subordinated Notes due in 2007
•9.98% Series B Capital Securities of Imperial Capital Trust I due 2026*
•7.60% Trust Preferred of Comerica Capital Trust I due 2050

*	The registrant has reporting obligations for these securities, which were acquired in connection with the merger of Imperial Bancorp with and into Comerica Holdings Incorporated, a wholly-owned subsidiary of the registrant. As a result of the merger, Imperial Capital Trust I became a wholly-owned indirect subsidiary of the registrant .
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑ Yes ☐ No
Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐ Yes ☑ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
At June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of $9,310,183,263 based on the closing price on the New York Stock Exchange on that date of $57.80 per share and 161,075,835 shares of common stock held by non-affiliates. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica’s Trust Department holds for Comerica and Comerica’s employee plans, and all common shares the registrant’s directors and executive officers hold, are held by affiliates.
At February 24, 2006, the registrant had outstanding 162,781,289 shares of its common stock, $5 par value.
Documents Incorporated by Reference:
1. Parts I and II:
Items 1, 6-8 and 9A—Annual Report to Shareholders for the year ended December 31, 2005.
2. Part III:
Items 10-14—Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2006.

PART I
Item 1. Business.
GENERAL
Comerica Incorporated (“Comerica”) is a financial services company, incorporated under the laws of the State of Delaware, and headquartered in Detroit, Michigan. As of December 31, 2005, it was among the 21 largest commercial banking companies in the United States. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank (formerly Comerica Bank-Detroit), one of Michigan’s oldest banks (“Comerica Bank”). As of December 31, 2005, Comerica owned directly or indirectly all the outstanding common stock of 3 active banking and 48 non-banking subsidiaries. At December 31, 2005, Comerica had total assets of approximately $53.0 billion, total deposits of approximately $42.4 billion, total loans (net of unearned income) of approximately $43.2 billion and common shareholders’ equity of approximately $5.1 billion.
BUSINESS STRATEGY
Comerica has strategically aligned its operations into 3 major lines of business: The Business Bank, The Retail Bank (formerly known as Small Business & Personal Financial Services), and Wealth & Institutional Management. In addition to the three major lines of business, the Finance Division is also reported as a segment.
The Business Bank is primarily comprised of the following businesses: middle market, commercial real estate, national dealer services, global finance, large corporate, leasing, financial services, and technology and life sciences. This business segment meets the needs of medium-size businesses, multinational corporations and governmental entities by offering various products and services, including commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services and loan syndication services.
The Retail Bank includes small business banking (entities with annual sales under $10 million) and personal financial services, consisting of consumer lending, consumer deposit gathering and mortgage loan origination. In addition to a full range of financial services provided to small businesses and their owners, this business segment offers a variety of consumer products, including deposit accounts, installment loans, credit and debit cards, student loans, home equity loans and lines of credit, and residential mortgage loans.
Wealth & Institutional Management offers products and services consisting of personal trust, which is designed to meet the personal financial needs of affluent individuals (as defined by individual net income or wealth), private banking, institutional trust, retirement services, investment management and advisory services (including Munder Capital Management), investment banking, and discount securities brokerage services. This business segment also offers the sale of mutual funds and annuity products, as well as life, disability and long-term care insurance products.
The Finance segment includes Comerica’s securities portfolio and asset and liability management activities. This segment is responsible for managing Comerica’s funding, liquidity and capital needs,

performing interest sensitivity analysis, and executing various strategies to manage Comerica’s exposure to liquidity, interest rate risk, and foreign exchange risk.
In addition, Comerica has positioned itself to deliver financial services in its four primary geographic markets: Midwest & Other Markets, Western, Texas, and Florida. Midwest & Other Markets includes all markets in which Comerica has operations, except for the Western, Texas and Florida markets. Substantially all of Comerica’s international operations are included in the Midwest & Other Markets segment. Currently, Michigan operations represent the significant majority of the Midwest & Other Markets geographic market.
The Western market consists of the states of California, Arizona, Nevada, Colorado and Washington. Currently, California operations represent the significant majority of the Western market.
The Texas and Florida markets consist of the states of Texas and Florida, respectively.
We provide financial information for our segments and information about our non-U.S. revenues and long-lived assets: (1) under the caption, “Strategic Lines of Business” on pages 35 through 37 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2005, which pages are hereby incorporated by reference; and (2) in Note 23 of the Notes to Consolidated Financial Statements located on pages 107 through 111 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2005, which pages are hereby incorporated by reference.
We provide information about the net interest income and noninterest income we received from our various classes of products and services: (1) under the caption, “Table 2: Analysis of Net Interest Income — Fully Taxable Equivalent (FTE)” on page 24 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2005, which page is hereby incorporated by reference; and (2) under the caption “Noninterest Income” on pages 30 through 32 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2005, which pages are hereby incorporated by reference.
We provide information on risks attendant to foreign operations under the caption, “Provision and Allowance for Credit Losses” on pages 28 through 30 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2005, which pages are hereby incorporated by reference.
COMPETITION
The financial services business is highly competitive. Comerica’s banking subsidiaries compete primarily with banks based in its primary areas of operations in the United States for loans, deposits and trust accounts. Through its offices in Arizona, California, Colorado, Delaware, Florida, Illinois, Massachusetts, Michigan, Minnesota, North Carolina, Nevada, New Jersey, New York, Ohio, Tennessee, Texas, Virginia and Washington, Comerica competes with other financial institutions for various deposits, loans and other products and services.
Based on the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) and the Gramm-Leach-Bliley Act as described below, Comerica believes that the level of competition in all geographic markets will increase in the future. In addition to banks, Comerica’s banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies, credit unions, investment banks, insurance companies and securities firms.
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
Comerica Bank is chartered by the State of Michigan and at this level is primarily supervised and regulated by the Division of Financial Institutions, Office of Financial and Insurance Services of the Michigan Department of Labor and Economic Growth. Comerica Bank & Trust, National Association is chartered under federal law and subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”). Comerica Bank and Comerica Bank & Trust, National Association, are members of the Federal Reserve System (“FRS”). The deposits of both the foregoing banks are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. Comerica Bank Mexico, S.A. is chartered under the laws of Mexico and is supervised and regulated by the Ministry of Finance and Public Credit, the Bank of Mexico, and the Mexican National Banking Commission.
The FRB supervises non-banking activities conducted by companies directly and indirectly owned by Comerica Incorporated. In addition, Comerica’s non-banking subsidiaries are subject to supervision and regulation by various state, federal and self-regulatory agencies, including, but not limited to, the National Association of Securities Dealers, Inc. (in the case of Comerica Securities, Inc. and Comerica Capital Markets Corporation), the Department of Insurance of the State of Michigan (in the case of Comerica Insurance Services, Inc.), and the Securities and Exchange Commission (in the case of Comerica Securities, Inc., Comerica Capital Markets Corporation, and Munder Capital Management).
In most cases, no FRB approval is required for Comerica to acquire a company engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the

FRB. Prior FRB approval, however, is required before Comerica may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company or bank. If any subsidiary bank of Comerica were to receive a rating under the Community Reinvestment Act of 1977 of less than “satisfactory”, Comerica would be prohibited from engaging in certain activities. If any subsidiary bank of Comerica were to cease being “well capitalized” or “well managed” under applicable regulatory standards, the FRB could place limitations on Comerica’s ability to conduct the broader financial activities permissible for financial holding companies or impose limitations or conditions on the conduct or activities of Comerica or its affiliates. If the deficiencies persisted, the FRB could order Comerica to divest any subsidiary bank or to cease engaging in any activities permissible for financial holding companies that are not permissible for bank holding companies, or Comerica could elect to conform its non-banking activities to those permissible for a bank holding company that is not also a financial holding company.
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
Interstate Banking and Branching
Pursuant to the Interstate Banking and Branching Efficiency Act (the “Interstate Act”), a bank holding company may acquire banks in states other than its home state, without regard to the permissibility of such acquisition under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to and following the proposed acquisition, control no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such amount as established by state law if such amount is lower than 30%).
The Interstate Act also authorizes banks to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branches in other states, thereby creating interstate branching, provided that, in the case of purchasing branches and establishing new branches in a state in which it does not already have banking operations, such state must have “opted-in” to the Interstate Act by enacting a law permitting such branch purchases or de novo branching and, in the case of mergers, such state must not have “opted-out” of that portion of the Interstate Act.
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
At January 1, 2006, Comerica’s subsidiary banks, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $240 million from retained net profits of the preceding two years, plus an amount approximately equal to the retained net profits (as measured under current regulations), if any, earned for the period from January 1, 2006 through the date of declaration. Comerica’s subsidiary banks declared dividends of $793 million in 2005, $691 million in 2004 and $354 million in 2003 without the need for prior governmental approvals.
Source of Strength
FRB regulations require that bank holding companies serve as a source of strength to each subsidiary bank and commit resources to support each subsidiary bank. This support may be required at times when a bank holding company may not be able to provide such support without adversely affecting its ability to meet other obligations. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC (either as a result of the failure of a banking or thrift subsidiary or related to FDIC assistance provided to such a subsidiary in danger of failure), the other banking subsidiaries may be assessed for the FDIC’s loss, subject to certain exceptions.
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
As of December 31, 2005, Comerica and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” under these regulations.
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
For this purpose, a depository institution’s or holding company’s assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A depository institution’s or holding company’s capital, in turn, is divided into two tiers: core (“Tier 1”) capital, which includes common equity, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and related surplus (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; and supplementary (“Tier 2”) capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt, and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.
Comerica, like other bank holding companies, currently is required to maintain Tier 1 and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2005, Comerica met both requirements, with Tier 1 and total capital equal to 8.46% and 11.75% of its total risk-weighted assets.
Comerica is also required to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% to 5%, depending upon criteria defined and assessed by the FRB. Comerica’s leverage ratio of 9.99% at December 31, 2005 reflects the nature of Comerica’s balance sheet and demonstrates a commitment to capital adequacy.
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

FDIC Insurance Assessments
Comerica’s subsidiary banks are subject to FDIC deposit insurance assessments to maintain the Bank Insurance Fund (“BIF”) and the Savings Insurance Fund (the “SAIF”). As of December 31, 2005, Comerica’s banking subsidiaries held approximately $39.9 billion and $1.0 billion, respectively, of BIF- and SAIF-assessable deposits. Comerica currently pays no deposit insurance assessments on the BIF- or SAIF-assessable deposits under the FDIC’s risk related assessment system but paid the FDIC $5.6 million in the year ended December 31, 2005 on the BIF- and SAIF-assessable deposits under a separate assessment program.
Enforcement Powers of Federal Banking Agencies
The FRB and other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil penalties and appoint a conservator or receiver. Failure to comply with applicable laws or regulations could subject Comerica or its banking subsidiaries, as well as officers and directors of these organizations, to administrative sanctions and potentially substantial civil and criminal penalties.
Future Legislation
Changes to the laws of the states and countries in which Comerica and its subsidiaries do business could affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. Comerica cannot accurately predict whether such changes will occur or, if they occur, the ultimate effect they would have upon the financial condition or results of operations of Comerica.
EMPLOYEES
As of December 31, 2005, Comerica and its subsidiaries had 10,207 full-time and 1,136 part-time employees.
AVAILABLE INFORMATION
Comerica maintains an Internet website at www.comerica.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after those reports are filed with or furnished to the U.S. Securities and Exchange Commission. The Code of Business Conduct and Ethics for Employees, the Code of Business Conduct and Ethics for Members of the Board of Directors and the Senior Financial Officer Code of Ethics adopted by Comerica are also available on the Internet website and are available in print to any shareholder who requests them. Such requests should be made in writing to the Corporate Secretary at Comerica Incorporated, Comerica Tower at Detroit Center, 500 Woodward Avenue, MC 3381, Detroit, Michigan 48226.
Item 1A. Risk Factors.
This Report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, Comerica may make other written and oral communications from time to time that contain such statements. All statements regarding Comerica’s expected financial position, strategies and growth prospects and general economic conditions Comerica expects to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “outcome,” “continue,” “remain,” “maintain,” “trend,” “objective” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to Comerica or its management, are intended to identify forward-looking statements.
Comerica cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date the statement is made, and Comerica does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. Actual results could differ materially from those anticipated in forward-looking statements, and future results could differ materially from historical performance.
In addition to factors mentioned elsewhere in this Report or previously disclosed in Comerica’s SEC reports (accessible on the SEC’s website at www.sec.gov or on Comerica’s website at www.comerica.com), the factors contained below, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance.
•	General political, economic or industry conditions, either domestically or internationally, may be less favorable than expected.

Local, domestic, and international economic, political and industry-specific conditions, and governmental monetary and fiscal policies affect the financial services industry, directly and indirectly. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors outside of Comerica’s control may adversely affect Comerica. Economic downturns could result in the delinquency of outstanding loans, which could have a material adverse impact on Comerica’s earnings.

•	Unfavorable developments concerning credit quality could affect Comerica’s financial results.

Although Comerica regularly reviews credit exposure related to its customers and various industry sectors in which it has business relationships, default risk may arise from events or circumstances that are difficult to detect or foresee. Under such circumstances, Comerica could experience an increase in the level of provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses.

•	Industries in which Comerica has lending concentrations, including, but not limited to, automotive production, could suffer a significant decline which could adversely affect Comerica.

Comerica’s business customer base consists, in part, of lending concentrations in volatile industries such as automotive production. In the event of a downturn in the economy or general decline in any one of those industries, Comerica could experience increased credit losses, and its business could be adversely affected.

•	The introductions, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the opening of new banking centers, and plans to grow personal financial services and wealth management, may be less successful or may be different than anticipated. Such a result could adversely affect Comerica’s business.

Comerica makes certain projections and develops plans and strategies for its banking and financial products. If Comerica does not accurately determine demand for its banking and financial product needs, it could result in Comerica incurring significant expenses without the anticipated increases in revenue, which could result in an adverse effect on its earnings.

•	Fluctuations in interest rates could affect Comerica’s net interest income and balance sheet.

The operations of financial institutions such as Comerica are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest, which in turn significantly affect financial institutions’ net interest income. Fluctuations in interest rates affect Comerica’s balance sheet, as they do for all financial institutions. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

•	Customer borrowing, repayment, investment and deposit practices generally may be different than anticipated.

Comerica uses a variety of financial tools, models and other methods to anticipate customer behavior as a part of its strategic planning and to meet certain regulatory requirements. Individual, economic, political, industry-specific conditions and other factors outside of Comerica’s control could alter predicted customer borrowing, repayment, investment and deposit practices. Such a change in these practices could adversely affect Comerica’s ability to anticipate business needs and meet regulatory requirements.

•	Management’s ability to maintain and expand customer relationships may differ from expectations.

The financial services industry is very competitive. Comerica not only vies for business opportunities with new customers, but also competes to maintain and expand the relationships it has with its own customers. While management believes that it can continue to grow many of these relationships, Comerica will continue to experience pressures to maintain these relationships as its competitors attempt to capture its customers.

•	Management’s ability to retain key officers and employees may change.

Comerica’s future operating results depend substantially upon the continued service of Comerica’s executive officers and key personnel. Comerica’s future operating results also depend in significant part upon Comerica’s ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel. Competition for qualified personnel is intense, and Comerica cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for Comerica to hire personnel over time. Comerica’s business, financial condition and results of operations could be materially adversely affected by the loss of any of its key employees, by the failure of any key employee to perform in his or her current position, or by Comerica’s inability to attract and retain skilled employees.

•	Competitive product and pricing pressures among financial institutions within Comerica’s markets may change.

Comerica operates in a very competitive environment, which is characterized by competition from a number of other financial institutions in each market in which it operates. Comerica competes with large national and regional financial institutions and with smaller financial institutions in terms of products and pricing. If Comerica is unable to compete effectively in products and pricing in its markets, business could decline.

•	Legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving Comerica and its subsidiaries, could adversely affect Comerica or the financial services industry in general.

Comerica has been, and may in the future be, subject to various legal and regulatory proceedings. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that Comerica will prevail in any proceeding or litigation. Any such matter could result in substantial cost and diversion of Comerica’s efforts, which by itself could have a material adverse effect on Comerica’s financial condition and operating results. Further, adverse determinations in such matters could result in actions by Comerica’s regulators that could materially adversely affect Comerica’s business, financial condition or results of operations.

•	Changes in regulation or oversight may have a material adverse impact on Comerica’s operations.

Comerica is subject to extensive regulation, supervision and examination by the Michigan Office of Financial and Insurance Services, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the Securities and Exchange Commission and other regulatory bodies. Such regulation and supervision governs the activities in which Comerica may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Comerica’s operations, investigations and limitations related to Comerica’s securities, the classification of Comerica’s assets and determination of the level of Comerica’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on Comerica’s operations.

•	Methods of reducing risk exposures might not be effective.

Instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, market and liquidity, operational, compliance, business risks and enterprise-wide risk could be less effective than anticipated. As a result, Comerica may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk.

•	There could be terrorist activities or other hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and Comerica.

The terrorist attacks in September 2001 in the United States and ensuing events, as well as the resulting decline in consumer confidence, has had a material adverse effect on the economy. Any similar future events may disrupt Comerica’s operations or those of its customers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm Comerica’s operations. Any of these events could increase volatility in the U.S. and world financial markets, which could harm Comerica’s stock price and may limit the capital resources available to its customers and Comerica. This could have a significant impact on Comerica’s operating results, revenues and costs and may result in increased volatility in the market price of Comerica’s common stock.

•	There could be natural disasters, including, but not limited to, hurricanes, tornadoes, earthquakes, fires and floods, which may adversely affect the general economy, financial and capital markets, specific industries, and Comerica.

Comerica has significant operations and customer base in California, Texas, Florida and other regions where natural disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as tornadoes, hurricanes, earthquakes, fires and floods. These types of natural disasters at times have disrupted the local economy, Comerica’s business and customers and have posed physical risks to Comerica’s property. A significant natural disaster could materially affect Comerica’s operating results.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The executive offices of Comerica are located in the Comerica Tower at Detroit Center, 500 Woodward Avenue, Detroit, Michigan 48226. Comerica and its subsidiaries occupy 15 floors of the building, which is leased through Comerica Bank from an unaffiliated third party. The leases at this building extend through January 2012. As of December 31, 2005, Comerica, through its banking affiliates, operated a total of 434 banking centers, trust services locations, and loan production or other financial services offices, primarily in the States of Michigan, California, Texas and Florida. Of these offices, 232 were owned and 202 were leased. As of December 31, 2005, affiliates also operated from leased spaces in Mesa and Phoenix, Arizona; Denver, Colorado; Wilmington, Delaware; Barrington, Chicago and Oakbrook Terrace, Illinois; Boston, Massachusetts; Minneapolis, Minnesota; Princeton and Sea Girt, New Jersey; Las Vegas, Nevada; New York, New York; Rocky Mount, North Carolina; Cleveland and West Chester, Ohio; Memphis, Tennessee; Reston, Virginia; Bellevue, Washington; Sao Paulo, Brazil; Guadalajara, Mexico; Mexico City, Mexico; Monterey, Mexico; Queretaro, Mexico; Wanchai, Hong Kong; Toronto, Ontario, Canada and Windsor, Ontario, Canada.
Comerica and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, a 10-story building in the central business district of Detroit that houses certain departments of Comerica and Comerica Bank, and two buildings in Auburn Hills, Michigan, used mainly for lending functions and operations.
Item 3. Legal Proceedings.
Comerica and certain of its subsidiaries are subject to various pending and threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, Comerica cannot state what the eventual outcome of any such matters will be; however, based on current knowledge and after consultation with legal counsel, management believes that current reserves, determined in accordance with SFAS No. 5, “Accounting for Contingencies,” are adequate and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on Comerica’s consolidated financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
Comerica did not submit any matters for a shareholders’ vote in the fourth quarter of 2005.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Common Stock
The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 24, 2006, there were approximately 14,770 record holders of Comerica’s common stock.
Sales Prices and Dividends
Quarterly cash dividends were declared during 2005 and 2004 totaling $2.20 and $2.08 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of Comerica’s common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2005 and 2004, as well as dividend information.

			Dividends	Dividend*
Quarter	High	Low	Per Share	Yield
2005
Fourth	$60.25	$53.60	$0.55	3.9%
Third	63.38	56.80	0.55	3.7
Second	59.29	53.17	0.55	3.9
First	61.40	53.70	0.55	3.8
2004
Fourth	$63.80	$57.81	$0.52	3.4%
Third	61.48	53.00	0.52	3.6
Second	56.99	50.45	0.52	3.9
First	59.23	52.30	0.52	3.7

*	Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.

Securities Authorized for Issuance under Equity Compensation Plans
As of December 31, 2005

Number of
securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	18,000,629	$53.65	5,024,123	(2)(3)
Equity compensation plans not approved by security holders (4)	290,286	53.25	—
Total	18,290,915	$53.64	5,024,123

(1)  Consists of options to acquire shares of common stock, par value $5.00 per share, issued under Comerica’s Amended and Restated 1997 Long-Term Incentive Plan, the 1991 Long-Term Incentive Plan, the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors, the Imperial Bank Stock Option Plan (assumed by Comerica in connection with its acquisition of Imperial Bank), and the Metrobank 1988 Stock Option Plan (assumed by Comerica in connection with its acquisition of Metrobank). Does not include 15,166 restricted stock units equivalent to shares of common stock issued under the Comerica Incorporated Incentive Plan for Non-Employee Directors and outstanding as of December 31, 2005, or 837,910 shares of restricted stock issued under Comerica’s Amended and Restated 1997 Long-Term Incentive Plan and outstanding as of December 31, 2005. There are no shares available for future issuances under any of these plans other than the Comerica Incorporated Incentive Plan for Non-Employee Directors and Comerica’s Amended and Restated 1997 Long-Term Incentive Plan. The Comerica Incorporated Incentive Plan for Non-Employee Directors was approved by the shareholders on May 18, 2004. The Amended and Restated 1997 Long-Term Incentive Plan was initially approved by the shareholders on May 16, 1997, with the most recent amendments to the plan that required shareholder approval approved on May 22, 2001.
(2)  Does not include shares of common stock purchased by employees under the Amended and Restated Employee Stock Purchase Plan, or contributed by Comerica on behalf of the employees. The Amended and Restated Employee Stock Purchase Plan was ratified and approved by the shareholders on May 18, 2004. Five million shares of Comerica’s common stock have been registered for sale or awards to employees under the Amended and Restated Employee Stock Purchase Plan. As of December 31, 2005, 1,162,830 shares had been purchased by or contributed on behalf of employees, leaving 3,837,170 shares available for future sale or awards. If these shares available for future sale or awards under the Employee Stock Purchase Plan were included, the number shown in column (c) would be 8,861,293.
(3)  These shares are available for future issuance under Comerica’s Amended and Restated 1997 Long-Term Incentive Plan in the form of options, stock appreciation rights, restricted stock or other performance or non-performance related awards and under the Incentive Plan for Non-Employee Directors in the form of options, stock appreciation rights, restricted stock, restricted stock units or other equity-based awards. Under the Long-Term Incentive Plan, not more than a total of 2.4 million shares may be used for restricted stock awards and not more than 2 million shares are available for issuance pursuant to the exercise of incentive stock options. Further, no eligible individual during any calendar year may receive more than the lesser of (i) 15% of the shares available for awards during such calendar year, or (ii) 350,000 shares.
(4) Consists of options to acquire shares of common stock, par value $5.00 per share, issued under the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors of Comerica Bank and Affiliated Banks (terminated March 2004).
Most of the equity awards made by Comerica are granted under the shareholder-approved Amended and Restated 1997 Long-Term Incentive Plan. Plans not approved by Comerica’s shareholders include:
Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors of Comerica Bank and Affiliated Banks (Terminated March 2004) — Under the plan, Comerica granted options to acquire up to 450,000 shares of common stock, subject to equitable adjustment upon the occurrence of events such as stock splits, stock dividends or recapitalizations. After each annual meeting of shareholders, each member of the Board of Directors of a subsidiary bank of Comerica who was not an employee of Comerica or of any of its subsidiaries nor a director of Comerica (the “Eligible Directors”) automatically was granted an option to purchase 2,500 shares of the common stock of Comerica. Option grants under the plan were in addition to annual retainers, meeting fees and other compensation payable to Eligible Directors in connection with their services as directors. The plan is administered by a committee of the Board of Directors. With respect to the automatic grants, the Committee does not and did not have discretion as to matters such as the selection of directors to whom options will be granted, the timing of grants, the number of shares to become subject to each option grant, the exercise price of options, or the periods of time during which any option may be exercised. In addition to the automatic grants, the committee could grant options to the Eligible Directors in its discretion. The exercise price of each option granted was the fair market value of each share of common stock subject to the option on the date the option was granted. The exercise price is payable in full upon exercise of the option and may be paid in cash or by delivery of previously owned shares. The committee may change the option price per share following a corporate reorganization or recapitalization so that the aggregate option price for all shares subject to each outstanding option prior to the change is equivalent to the aggregate option price for all shares or other securities into which option shares have been converted or which have been substituted for option shares. The term of each option cannot be more than ten years. This plan was terminated by the Board of Directors on March 23, 2004. Accordingly, no new options may be granted under this plan.
Director Deferred Compensation Plans — Comerica maintains two deferred compensation plans for non-employee directors of Comerica, its subsidiaries and its advisory boards: the Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (the “Common Stock Deferral Plan”) and the Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (the “Director Fee Deferral Plan”). The Common Stock Deferral Plan allows directors to invest in units that correlate to, and are functionally equivalent to, shares of common stock of Comerica, while the Director Fee Deferral Plan allows directors to invest in units that correlate to, and are functionally equivalent to, the shares of certain mutual funds offered under such plan. The Common Stock Deferral Plan previously provided for the mandatory deferral of 50% of the annual retainer of each director of Comerica into shares of common stock of Comerica, but currently has no mandatory deferral. Until the mandatory deferral requirement was discontinued, directors could voluntarily defer the remaining 50% of their director fees (and all other non-employee directors of Comerica’s subsidiaries could choose to defer up to 100% of their director fees) under the Common Stock Deferral Plan or the Director Fee Deferral Plan, or a combination of the two plans. Currently, all eligible non-employee directors may defer any portion or none of their director fees under the Common Stock Deferral Plan or the Director Fee Deferral Plan, or a combination of the two plans.
The directors’ accounts under the Common Stock Deferral Plan are increased to the extent of dividends paid on Comerica common stock to reflect the number of additional shares of Comerica’s common stock that could have been purchased had the dividends been paid on each share of common stock underlying then-outstanding stock units in the directors’ accounts. Similarly, the directors’ accounts under the Director Fee Deferral Plan are increased in connection with the payment of dividends paid on the mutual fund shares to reflect the number of additional shares of mutual fund shares that could have been purchased had the dividends or other distributions been paid on each share of stock underlying then-outstanding mutual fund units in the directors’ accounts. Following the applicable deferral period, the distribution of a participant’s Comerica stock unit account under the Common Stock Deferral Plan is made in Comerica’s common stock (with fractional shares being paid in cash), while the distribution of a participant’s mutual fund account under the Director Fee Deferral Plan is made in cash.
Employee Deferred Compensation Plans — Comerica maintains two deferred compensation plans for eligible employees of Comerica and its subsidiaries: the 1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (the “Employee Common Stock Deferral Plan”) and the 1999 Comerica Incorporated Deferred Compensation Plan (the “Employee Deferral Plan”). Under the Employee Common Stock Deferral Plan, eligible employees may defer specified portions of their incentive awards into units that correlate to, and are functionally equivalent to, shares of common stock of Comerica. The employees’ accounts under the Employee Common Stock Deferral Plan are increased in connection with the payment of dividends paid on Comerica’s common stock to reflect the number of additional shares of Comerica’s common stock that could have been purchased had the dividends been paid on each share of common stock underlying then-outstanding stock units in the employees’ accounts. The deferred compensation under the Employee Common Stock Deferral Plan is payable in shares of Comerica’s common stock following termination of service as an employee.
Similarly, under the Employee Deferral Plan, eligible employees may defer specified portions of their compensation, including salary, bonus and incentive awards, into units that correlate to, and are functionally equivalent to, shares of funds offered under the Employee Deferral Plan. Beginning in 1999, no such funds are Comerica stock funds. The employees’ accounts under the Employee Deferral Plan are increased in connection with the payment of dividends paid on the fund shares to reflect the number of additional shares of the fund stock that could have been purchased had the dividends been paid on each share of fund stock underlying then-outstanding stock units in the employees’ accounts. The deferred compensation under the Employee Deferral Plan is payable in cash following termination of service as an employee.

For additional information regarding Comerica’s equity compensation plans, please refer to Note 15 on pages 88 through 93 of the Consolidated Financial Statements contained in Comerica’s Annual Report to Shareholders for the year ended December 31, 2005.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Board of Directors of the Corporation (the “Board”) authorized the purchase of up to 10 million shares of Comerica Incorporated outstanding common stock on March 23, 2004, and again on July 26, 2005. Substantially all shares purchased as part of Comerica’s publicly announced repurchase program were transacted in the open market and were within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. There is no expiration date for Comerica’s share repurchase program. The following table summarizes Comerica’s share repurchase activity for the quarter ended December 31, 2005.

				Maximum
				Number of
			Total Number of	Shares that May
			Shares Purchased as	Yet Be
(Shares in millions)			Part of Publicly	Purchased under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Month Ended	Shares Purchased	Per Share	Programs	Programs
October 31, 2005	—	$—	—	11.7
November 30, 2005	1.3	58.71	1.3	10.4
December 31, 2005	1.2	57.40	1.2	9.2

Total	2.5	$58.09	2.5	9.2

For additional information regarding Comerica’s share repurchase program, please refer to Note 11 on pages 82 through 83 of the Consolidated Financial Statements contained in Comerica’s Annual Report to Shareholders for the year ended December 31, 2005.
Item 6.      Selected Financial Data.
The response to this item is included on page 20 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2005, which page is hereby incorporated by reference.
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The response to this item is included on pages 21 through 62 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2005, which pages are hereby incorporated by reference.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.
The response to this item is included on pages 48 through 55 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2005, which pages are hereby incorporated by reference.
Item 8.      Financial Statements and Supplementary Data.
The response to this item is included on pages 63 through 123 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2005, and in the Statistical Disclosure by Bank Holding Companies on pages 24 through 51 and 75 through 80 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2005, which pages are hereby incorporated by reference.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.       Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Comerica’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Internal Control Over Financial Reporting
Management’s annual report on internal control over financial reporting and the related attestation report of Comerica’s registered public accounting firm are included on pages 119 through 120 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2005, which pages are hereby incorporated by reference.
As required by Rule 13a-15(d), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, Comerica’s internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there has been no such change during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, Comerica’s internal control over financial reporting.

Item 9B.      Other Information.
None.
PART III
Item 10.     Directors and Executive Officers of the Registrant.
Comerica has a Senior Financial Officer Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer of Comerica. The Senior Financial Officer Code of Ethics is available on Comerica’s website at www.comerica.com.
The remainder of the response to this item will be included under the sections captioned “Information About Nominees and Incumbent Directors,” “Committees and Meetings of Directors,” “Committee Assignments,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2006, which sections are hereby incorporated by reference.
Item 11.     Executive Compensation.
The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors” and “Compensation of Executive Officers” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2006, which sections are hereby incorporated by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information called for by this item with respect to securities authorized for issuance under equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.
The response to the remaining requirements of this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2006, which sections are hereby incorporated by reference.
Item 13.     Certain Relationships and Related Transactions.
The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Comerica,” “Transactions of Executive Officers with Comerica” and “Information about Nominees and Incumbent Directors” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2006, which sections are hereby incorporated by reference.

Item 14.     Principal Accountant Fees and Services.
The response to this item will be included under the section captioned “Independent Auditors” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2006, which section is hereby incorporated by reference.

Comerica Incorporated and Subsidiaries
FORM 10-K CROSS-REFERENCE INDEX

Certain information required to be	The following cross-reference index	All other sections of the 2005 Annual
included in this Form 10-K is	shows the page location in the 2005	Report to Shareholders or the 2006
Included in the 2005 Annual Report	Annual Report to Shareholders or the	Proxy Statement are not required in
to Shareholders or in the 2006 Proxy	section of the 2006 Proxy Statement	this Form 10-K and are not to be
Statement used in connection with	of only that information which is to	considered a part of this Form 10-K.
the 2006 Annual Meeting of	be incorporated by reference into this
Shareholders to be held on May 16,	Form 10-K.
2006.
Page Number of 2005 Annual
Report to Shareholders or
Section of 2006 Proxy Statement
                    PART I

ITEM 1.	Business	24; 28-32; 35-37; 107-111
ITEM 1A.	Risk Factors	Included herein
ITEM 1B.	Unresolved Staff Comments	Included herein
ITEM 2.	Properties	Included herein
ITEM 3.	Legal Proceedings	Included herein
ITEM 4.	Submission of Matters to a Vote of Security Holders	Included herein

	PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Included herein
ITEM 6.	Selected Financial Data	20
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-62
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	48-55
ITEM 8.	Financial Statements and Supplementary Data:	63-123
	Comerica Incorporated and Subsidiaries
	Consolidated Balance Sheets	63
	Consolidated Statements of Income	64
	Consolidated Statements of Changes in Shareholders’ Equity	65
	Consolidated Statements of Cash Flows	66
	Notes to Consolidated Financial Statements	67-117
	Report of Management	118
	Report of Independent Registered Public Accounting Firm	120
	Management’s Report on Internal Control Over Financial Reporting	118
	Attestation Report of Independent Registered Public Accounting Firm	119
	Statistical Disclosure by Bank Holding Companies:
	Analysis of Net Interest Income — Fully Taxable Equivalent	24
	Rate-Volume Analysis — Fully Taxable Equivalent	25
	Analysis of the Allowance for Loan Losses	27
	Allocation of the Allowance for Loan Losses	28
	Analysis of Investment Securities and Loans	38
	Loan Maturities and Interest Rate Sensitivity	39
	Analysis of Investment Securities Portfolio — Fully Taxable Equivalent	40
	International Cross-Border Outstandings	41
	Summary of Nonperforming Assets and Past Due Loans	44, 75-77
	Remaining Expected Maturity of Risk Management Interest Rate Swaps	51
	Deposits — Maturity Distribution of Domestic Certificates of Deposit of $100,000 and Over	79
	Short-Term Borrowings	79-80
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Included herein

ITEM 9A.	Controls and Procedures:
	Management’s Report on Internal Control Over Financial Reporting	118
	Attestation Report of Independent Registered Public Accounting Firm	119
	Other information called for by this item	Included herein
ITEM 9B.	Other Information	Included herein

PART III

ITEM 10.	Directors and Executive Officers of the Registrant:
	Information about Senior Financial Officer Code of Ethics	Included herein
	Other information called for by this item	Information About Nominees and Incumbent
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:
1. Financial Statements: The financial statements that are filed as part of this report are listed under Item 8 in the Form 10-K Cross-Reference Index on pages 24-25.
2. All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.
3. Exhibits:
Exhibit Number

2	(not applicable)

3.1(a)	Restated Certificate of Incorporation of Comerica Incorporated (as amended)(1)

3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated(2)

3.2	Amended and Restated Bylaws of Comerica Incorporated (amended and restated January 25, 2005)(3)

4	(not applicable) [Note: In accordance with Regulation S-K Item No. 601(b)(4)(iii), the registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total consolidated assets of the registrant and its consolidated subsidiaries. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.]

9	(not applicable)

10.1	Rights Agreement between Comerica Incorporated and Comerica Bank(4)

10.2†	Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (amended and restated May 22, 2001)(5)

10.3†	Amended and Restated Comerica Incorporated Management Incentive Plan (amended and restated May 22, 2001)(6)

10.4†	Benefit Equalization Plan for Employees of Comerica Incorporated(7)

10.5†	Comerica Incorporated Amended and Restated Employee Stock Purchase Plan (amended and restated effective June 30, 2003)(8)

10.6†	1986 Stock Option Plan of Imperial Bancorp (as amended)(9)

10.7†	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan(10)

10.8†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (Cliff Vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan(11)

10.9†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (Non-Cliff Vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan(12)

10.10†	Form of Standard Comerica Incorporated No Sale Agreement under the Amended and Restated Comerica Incorporated Management Incentive Plan(13)

10.11†	Form of Employment Agreement (Executive Vice President)(14)

10.12†	Form of Employment Agreement (Senior Vice President)(15)

10.13†	Form of Director Indemnification Agreement between Comerica Incorporated and its directors(16)

10.14†	Supplemental Benefit Agreement with Eugene A. Miller(17)

10.15†	Employment Agreement with Ralph W. Babb, Jr.(18)

10.16†	Supplemental Pension and Retiree Medical Agreement with Ralph W. Babb Jr.(19)

10.17†	1999 Comerica Incorporated Deferred Compensation Plan (effective January 1, 1999)(20)

10.18†	1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated January 25, 2005)

10.19†	1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (amended and restated January 25, 2005)

10.20†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors (amended and restated May 22, 2001)(21)

10.21†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors of Comerica Bank and Affiliated Banks (amended and restated May 22, 2001)(22)

10.22†	Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (amended and restated January 27, 2004)(23)

10.23†	Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (amended and restated January 27, 2004)(24)

10.24†	Amended and Restated Comerica Incorporated Incentive Plan for Non-Employee Directors (amended and restated July 26, 2005)(25)

10.25†	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Incentive Plan for Non-Employee Directors(26)

10.26	Implementation Agreement dated July 28, 2005 between Framlington Holdings Limited, Guarantors as named in the Agreement and AXA Investment Managers SA (restated to reflect amendments on September 7, 2005)(27)

10.27	Second Amendment Agreement dated October 31, 2005 in relation to an Implementation Agreement dated July 28, 2005 (as amended on September 7, 2005)(28)

10.28	Cash Offer dated July 27, 2005 by AXA Investment Managers S.A. (29)

10.29	Form of Acceptance relating to the Cash Offer by AXA Investment Managers S.A. for the Entire Issued Share Capital of Framlington Group Limited (30)

10.30†	Form of Employment Agreement (Executive Vice President — Version 2)

11	Statement regarding Computation of Net Income Per Common Share(31)

12	(not applicable)

13	Incorporated Sections of Registrant’s 2005 Annual Report to Shareholders

14	(not applicable)

16	(not applicable)

18	(not applicable)

21	Subsidiaries of Registrant

22	(not applicable)

23	Consent of Ernst & Young LLP

24	(not applicable)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President, CFO and Treasurer Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

33	(not applicable)

34	(not applicable)

35	(not applicable)

99	(not applicable)

100	(not applicable)

(1)	Filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to Registrant’s Registrant Statement on Form S-4, filed December 1, 2000, File No. 333-51042, and incorporated herein by reference.

(3)	Filed as Exhibit 3 to Registrant’s Current Report on Form 8-K dated January 24, 2005, regarding the Registrant’s Bylaws, and incorporated herein by reference.

(4)	Filed as Exhibit 4 to Registrant’s Current Report on Form 8-K dated June 18, 1996, regarding the Registrant’s Rights Agreement with Comerica Bank, and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(7)	Filed as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(8)	Filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(9)	Filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(10)	Filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(11)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(12)	Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(13)	Filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(14)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(15)	Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(16)	Filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(17)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(18)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

(19)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

(20)	Filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(21)	Filed as Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(22)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(23)	Filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(24)	Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(25)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(26)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference.

(27)	Filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(28)	Filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(29)	Filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(30)	Filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(31)	Incorporated by reference from Note 13 on page 84 of Registrant’s 2005 Annual Report to Shareholders attached hereto as Exhibit 13.

†	Management compensation plan.
File No. for all filings under Exchange Act: 1-10706.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 3rd day of March, 2006.
COMERICA INCORPORATED

By:	/s/ Ralph W. Babb, Jr. Ralph W. Babb, Jr.
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of the 3rd day of March, 2006.

/s/ Ralph W. Babb, Jr. Ralph W. Babb, Jr.
Chairman, President and Chief Executive
Officer and Director
(Principal Executive Officer)

/s/ Elizabeth S. Acton Elizabeth S. Acton
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Marvin J. Elenbaas Marvin J. Elenbaas
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Lillian Bauder Lillian Bauder
Director

/s/ Joseph J. Buttigieg, III Joseph J. Buttigieg, III
Director

/s/ James F. Cordes James F. Cordes
Director

/s/ Peter D. Cummings Peter D. Cummings
Director

/s/ J. Philip DiNapoli J. Philip DiNapoli
Director

/s/ Anthony F. Earley, Jr. Anthony F. Earley, Jr.
Director

/s/ Roger Fridholm Roger Fridholm
Director

/s/ Todd W. Herrick Todd W. Herrick
Director

/s/ Alfred A. Piergallini Alfred A. Piergallini
Director

/s/ Robert S. Taubman Robert S. Taubman
Director

/s/ Reginald M. Turner, Jr. Reginald M. Turner, Jr.
Director

/s/ William P. Vititoe William P. Vititoe
Director

/s/ Patricia M. Wallington Patricia M. Wallington
Director

/s/ Gail L. Warden Gail L. Warden
Director

/s/ Kenneth L. Way Kenneth L. Way
Director

Exhibit Index
Exhibit No.	Description

2	(not applicable)

3.1(a)	Restated Certificate of Incorporation of Comerica Incorporated (as amended)(1)

3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated(2)

3.2	Amended and Restated Bylaws of Comerica Incorporated (amended and restated January 25, 2005)(3)

4	(not applicable) [Note: In accordance with Regulation S-K Item No. 601(b)(4)(iii), the registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total consolidated assets of the registrant and its consolidated subsidiaries. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.]

9	(not applicable)

10.1	Rights Agreement between Comerica Incorporated and Comerica Bank(4)

10.2†	Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (amended and restated May 22, 2001)(5)

10.3†	Amended and Restated Comerica Incorporated Management Incentive Plan (amended and restated May 22, 2001)(6)

10.4†	Benefit Equalization Plan for Employees of Comerica Incorporated(7)

10.5†	Comerica Incorporated Amended and Restated Employee Stock Purchase Plan (amended and restated effective June 30, 2003)(8)

10.6†	1986 Stock Option Plan of Imperial Bancorp (as amended)(9)

10.7†	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan(10)

10.8†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (Cliff Vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan(11)

10.9†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (Non-Cliff Vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan(12)

10.10†	Form of Standard Comerica Incorporated No Sale Agreement under the Amended and Restated Comerica Incorporated Management Incentive Plan(13)

10.11†	Form of Employment Agreement (Executive Vice President)(14)

10.12†	Form of Employment Agreement (Senior Vice President)(15)

10.13†	Form of Director Indemnification Agreement between Comerica Incorporated and its directors(16)

10.14†	Supplemental Benefit Agreement with Eugene A. Miller(17)

10.15†	Employment Agreement with Ralph W. Babb, Jr.(18)

10.16†	Supplemental Pension and Retiree Medical Agreement with Ralph W. Babb Jr.(19)

10.17†	1999 Comerica Incorporated Deferred Compensation Plan (effective January 1, 1999)(20)

10.18†	1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated January 25, 2005)

10.19†	1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (amended and restated January 25, 2005)

10.20†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors (amended and restated May 22, 2001)(21)

10.21†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors of Comerica Bank and Affiliated Banks (amended and restated May 22, 2001)(22)

10.22†	Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (amended and restated January 27, 2004)(23)

10.23†	Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (amended and restated January 27, 2004)(24)

10.24†	Amended and Restated Comerica Incorporated Incentive Plan for Non-Employee Directors (amended and restated July 26, 2005)(25)

10.25†	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Incentive Plan for Non-Employee Directors(26)

10.26	Implementation Agreement dated July 28, 2005 between Framlington Holdings Limited, Guarantors as named in the Agreement and AXA Investment Managers SA (restated to reflect amendments on September 7, 2005)(27)

10.27	Second Amendment Agreement dated October 31, 2005 in relation to an Implementation Agreement dated July 28, 2005 (as amended on September 7, 2005)(28)

10.28	Cash Offer dated July 27, 2005 by AXA Investment Managers S.A. (29)

10.29	Form of Acceptance relating to the Cash Offer by AXA Investment Managers S.A. for the Entire Issued Share Capital of Framlington Group Limited (30)

10.30†	Form of Employment Agreement (Executive Vice President — Version 2)

11	Statement regarding Computation of Net Income Per Common Share (31)

12	(not applicable)

13	Incorporated Sections of Registrant’s 2005 Annual Report to Shareholders

14	(not applicable)

16	(not applicable)

18	(not applicable)

21	Subsidiaries of Registrant

22	(not applicable)

23	Consent of Ernst & Young LLP

24	(not applicable)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President, CFO and Treasurer Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

33	(not applicable)

34	(not applicable)

35	(not applicable)

99	(not applicable)

100	(not applicable)

(1)	Filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to Registrant’s Registrant Statement on Form S-4, filed December 1, 2000, File No. 333-51042, and incorporated herein by reference.
(3)	Filed as Exhibit 3 to Registrant’s Current Report on Form 8-K dated January 24, 2005, regarding the Registrant’s Bylaws, and incorporated herein by reference.

(4)	Filed as Exhibit 4 to Registrant’s Current Report on Form 8-K dated June 18, 1996, regarding the Registrant’s Rights Agreement with Comerica Bank, and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(7)	Filed as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(8)	Filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(9)	Filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(10)	Filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(11)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(12)	Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(13)	Filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(14)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(15)	Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(16)	Filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(17)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(18)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

(19)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

(20)	Filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(21)	Filed as Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(22)	Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(23)	Filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(24)	Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(25)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(26)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference.

(27)	Filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(28)	Filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(29)	Filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(30)	Filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(31)	Incorporated by reference from Note 13 on page 84 of Registrant’s 2005 Annual Report to Shareholders attached hereto as Exhibit 13.

†	Management compensation plan.
File No. for all filings under Exchange Act: 1-10706.