Form 10-Q
period 2006-03-31
COMERICA INC /NEW/
filed 2006-05-03
CIK 28412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
          $5 par value common stock:
               Outstanding as of April 14, 2006: 162,427,929 shares

COMERICA INCORPORATED AND SUBSIDIARIES
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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
     CONSOLIDATED BALANCE SHEETS
     Comerica Incorporated and Subsidiaries

	March 31,	December 31,	March 31,
(in millions, except share data)	2006	2005	2005
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$1,685	$1,609	$1,835
Short-term investments	3,027	1,159	3,794
Investment securities available-for-sale	4,251	4,240	3,687

Commercial loans	24,738	23,545	22,780
Real estate construction loans	3,679	3,482	3,035
Commercial mortgage loans	9,146	8,867	8,415
Residential mortgage loans	1,516	1,485	1,335
Consumer loans	2,607	2,697	2,700
Lease financing	1,292	1,295	1,262
International loans	1,761	1,876	2,209

Total loans	44,739	43,247	41,736
Less allowance for loan losses	(472)	(516)	(636)

Net loans	44,267	42,731	41,100

Premises and equipment	516	510	463
Customers’ liability on acceptances outstanding	60	59	40
Accrued income and other assets	2,635	2,705	2,591

Total assets	$56,441	$53,013	$53,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$15,772	$15,666	$17,216
Interest-bearing deposits	28,324	26,765	25,490

Total deposits	44,096	42,431	42,706

Short-term borrowings	1,901	302	408
Acceptances outstanding	60	59	40
Accrued expenses and other liabilities	1,228	1,192	1,043
Medium- and long-term debt	4,062	3,961	4,283

Total liabilities	51,347	47,945	48,480

Common stock — $5 par value:
Authorized — 325,000,000 shares
Issued — 178,735,252 shares at 3/31/06, 12/31/05 and 3/31/05	894	894	894
Capital surplus	466	461	433
Accumulated other comprehensive loss	(198)	(170)	(154)
Retained earnings	4,880	4,796	4,427
Less cost of common stock in treasury — 16,461,565 shares at 3/31/06, 15,834,985 shares at 12/31/05 and 9,988,453 shares at 3/31/05	(948)	(913)	(570)

Total shareholders’ equity	5,094	5,068	5,030

Total liabilities and shareholders’ equity	$56,441	$53,013	$53,510

See notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF INCOME (unaudited)
     Comerica Incorporated and Subsidiaries

	Three Months Ended
	March 31,
(in millions, except per share data)	2006	2005

INTEREST INCOME
Interest and fees on loans	$723	$566
Interest on investment securities	44	35
Interest on short-term investments	5	6

Total interest income	772	607

INTEREST EXPENSE
Interest on deposits	199	108
Interest on short-term borrowings	42	3
Interest on medium- and long-term debt	52	36

Total interest expense	293	147

Net interest income	479	460
Provision for loan losses	(27)	1

Net interest income after provision for loan losses	506	459

NONINTEREST INCOME
Service charges on deposit accounts	54	54
Fiduciary income	45	46
Commercial lending fees	15	12
Letter of credit fees	16	20
Foreign exchange income	10	9
Brokerage fees	10	8
Investment advisory revenue, net	17	10
Card fees	11	9
Bank-owned life insurance	13	9
Warrant income	1	2
Net securities losses	(2)	—
Other noninterest income	25	31

Total noninterest income	215	210

NONINTEREST EXPENSES
Salaries	206	189
Employee benefits	51	47

Total salaries and employee benefits	257	236
Net occupancy expense	31	32
Equipment expense	14	14
Outside processing fee expense	21	17
Software expense	14	12
Customer services	13	11
Litigation and operational losses	1	3
Provision for credit losses on lending-related commitments	13	(3)
Other noninterest expenses	85	52

Total noninterest expenses	449	374

Income before income taxes and cumulative effect of change in accounting principle	272	295
Provision for income taxes	70	96

Income before cumulative effect of change in accounting principle	202	199
Cumulative effect of change in accounting principle, net of tax	(8)	—

NET INCOME	$194	$199

Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$1.25	$1.18
Net income	1.20	1.18

Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	1.23	1.16
Net income	1.18	1.16

Cash dividends declared on common stock	96	93
Dividends per common share	0.59	0.55
See notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
     Comerica Incorporated and Subsidiaries

				Accumulated
				Other			Total
	Common Stock		Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except per share data)	In Shares	Amount	Surplus	Loss	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2005	170.5	$894	$421	$(69)	$4,331	$(472)	$5,105
Net income	—	—	—	—	199	—	199
Other comprehensive loss, net of tax	—	—	—	(85)	—	—	(85)

Total comprehensive income							114
Cash dividends declared on common stock ($0.55 per share)	—	—	—	—	(93)	—	(93)
Purchase of common stock	(2.1)	—	—	—	—	(118)	(118)
Net issuance of common stock under employee stock plans	0.3	—	3	—	(10)	20	13
Recognition of share-based compensation expense	—	—	9	—	—	—	9

BALANCE AT MARCH 31, 2005	168.7	$894	$433	$(154)	$4,427	$(570)	$5,030

BALANCE AT JANUARY 1, 2006	162.9	$894	$461	$(170)	$4,796	$(913)	$5,068
Net income	—	—	—	—	194	—	194
Other comprehensive loss, net of tax	—	—	—	(28)	—	—	(28)

Total comprehensive income							166
Cash dividends declared on common stock ($0.59 per share)	—	—	—	—	(96)	—	(96)
Purchase of common stock	(1.5)	—	—	—	—	(87)	(87)
Net issuance of common stock under employee stock plans	0.9	—	(18)	—	(14)	52	20
Recognition of share-based compensation expense	—	—	18	—	—	—	18
Other	—	—	5	—	—	—	5

BALANCE AT MARCH 31, 2006	162.3	$894	$466	$(198)	$4,880	$(948)	$5,094

See notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
     Comerica Incorporated and Subsidiaries

	Three Months Ended
	March 31,
(in millions)	2006	2005

OPERATING ACTIVITIES
Net income	$194	$199
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	(8)	—
Provision for loan losses	(27)	1
Provision for credit losses on lending-related commitments	13	(3)
Depreciation and software amortization	19	17
Share-based compensation expense	21	9
Excess tax benefits from share-based compensation arrangements	(5)	—
Net amortization of securities	—	3
Net loss on settlement of investment securities available-for-sale	2	—
Contributions to pension plan fund	—	(40)
Net decrease (increase) in trading securities	6	(24)
Net decrease in loans held-for-sale	27	9
Net increase in accrued income receivable	(19)	(16)
Net decrease in accrued expenses	(57)	(38)
Other, net	133	109

Total adjustments	105	27

Net cash provided by operating activities	299	226

INVESTING ACTIVITIES
Net increase in other short-term investments	(1,901)	(549)
Proceeds from maturities of investment securities available-for-sale	299	231
Purchases of investment securities available-for-sale	(343)	(20)
Net increase in loans	(1,510)	(966)
Net increase in fixed assets	(29)	(23)
Net (increase) decrease in customers’ liability on acceptances outstanding	(1)	17

Net cash used in investing activities	(3,485)	(1,310)

FINANCING ACTIVITIES
Net increase in deposits	1,665	1,770
Net increase in short-term borrowings	1,599	215
Net increase (decrease) in acceptances outstanding	1	(17)
Proceeds from issuance of medium- and long-term debt	253	6
Repayments of medium- and long-term debt	(99)	—
Proceeds from issuance of common stock and other capital transactions	15	13
Excess tax benefits from share-based compensation arrangements	5	—
Purchase of common stock for treasury	(87)	(118)
Dividends paid	(90)	(89)

Net cash provided by financing activities	3,262	1,780

Net increase in cash and due from banks	76	696
Cash and due from banks at beginning of period	1,609	1,139

Cash and due from banks at end of period	$1,685	$1,835

Interest paid	$264	$136

Income taxes paid	$5	$—

Noncash investing and financing activities:
Loans transferred to other real estate	$4	$19
Purchase of building financed by assumption of mortgage	—	42

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 1 — Basis of Presentation and Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2005.
Derivative Instruments
     The Corporation uses derivative instruments to manage exposure to interest rate and foreign currency risks. Derivative instruments are carried at fair value in either, “accrued income and other assets” or “accrued expenses and other liabilities” on the consolidated balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Corporation designates the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For further information, refer to Note 9.
Share-Based Compensation
Comerica Incorporated Share-Based Compensation Plans
     In the first quarter 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment,” using the modified-prospective transition method. The Corporation recognizes compensation expense under SFAS No. 123(R) using the straight-line method over the requisite service period. Measurement and attribution of compensation cost for awards that were granted prior to the date SFAS No. 123(R) was adopted continue to be based on the estimate of the grant-date fair value and attribution method used under prior accounting guidance. Prior to the adoption of SFAS No. 123(R), the benefit of tax deductions in excess of recognized compensation costs was reported in net cash provided by operating activities in the consolidated statements of cash flows. SFAS No. 123(R) requires such excess tax benefits be reported as a cash inflow from financing activities, rather than a cash flow from operating activities; therefore, these amounts for the three months ended March 31, 2006 are reported in net cash provided by financing activities in the consolidated statements of cash flows.
     In 2002, the Corporation adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”), which the Corporation applied prospectively to new share-based compensation awards granted to employees after December 31, 2001. Options granted prior to January 1, 2002 were accounted for under the intrinsic value method, as outlined in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Net income and earnings per share for the three months ended March 31, 2006 fully reflect the impact of applying the fair value recognition method to all outstanding and unvested awards. There would have been a nominal effect on net income and earnings per share if the fair value method required by SFAS No. 123 (as amended by SFAS No. 148) had been applied to all outstanding and unvested awards in the three months ended March 31, 2005.
     SFAS No. 123(R) requires that the expense associated with share-based compensation awards be recorded over the requisite service period. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the retirement eligible date (the date at which the employee is no longer required to perform any service to receive the share-based compensation). Prior to the adoption of SFAS No. 123(R), the Corporation recorded the expense associated with share-based compensation awards over the explicit service period (vesting period). Upon retirement, any remaining unrecognized costs related to share-based compensation awards retained after retirement were expensed. Share-based compensation expense, net of related tax effects, would have decreased $2 million in the three months ended March 31, 2006 and decreased a nominal amount in the same period in the prior year, had the requisite service period provisions of SFAS No. 123(R) been applied on a historical basis.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 1 — Basis of Presentation and Accounting Policies (continued)
Applying the requisite service period provisions to all 2006 share-based compensation awards is expected to result in a net increase of approximately $16 million in compensation expense ($10 million, or $0.06 per diluted share, net of related tax effects) related to these awards in 2006, of which $10 million ($7 million, or $0.04 per diluted share, net of related tax effects) was recorded in the first quarter 2006.
     The Corporation has elected to adopt the alternative transition method provided in the Financial Accounting Standards Board Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of stock-based compensation under SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding and fully or partially unvested upon adoption of SFAS No. 123(R).
Share-Based Compensation Plans of the Corporation’s Munder Subsidiary
     Munder Capital Management (Munder), a 96 percent-owned subsidiary of the Corporation, had share-based compensation awards that were accounted for as liabilities at the time SFAS No. 123(R) was adopted. The liability reflected the fair value of ownership shares (points) held by minority-interest holders. SFAS No. 123(R) requires vested, unexercised option points and a pro-rata portion of unvested option and restricted points be classified as liabilities and recorded at current fair value. Fair value for option points was determined using an option pricing model. As a result of the adoption of SFAS No. 123(R), the Corporation incurred a transition expense of $8 million, net of related tax effects, on January 1, 2006, which was reported as “cumulative effect of change in accounting principle, net of tax” on the consolidated statements of income. After a further valuation change at the end of March 2006, Munder modified its share-based compensation plans such that the plans no longer have a mandatory redemption feature, which changed the accounting prospectively from liability accounting to temporary equity accounting. Temporary equity, which was not material, and was included in “accrued expenses and other liabilities” on the March 31, 2006 consolidated balance sheet, reflected the fair value or intrinsic value of points owned and options held by minority-interest holders.
     For further information on the Corporation’s share-based compensation plans, refer to Note 7 to these consolidated financial statements and Notes 1 and 14 to the consolidated financial statements in the Corporation’s 2005 Annual Report.
Note 2 — Investment Securities
     At March 31, 2006, investment securities having a carrying value of $1.9 billion were pledged where permitted or required by law to secure $624 million of liabilities, including public and other deposits, and derivative instruments. This included securities of $1.0 billion pledged with the Federal Reserve Bank to secure actual treasury tax and loan borrowings of $8 million at March 31, 2006, and potential borrowings of up to an additional $842 million. The remaining pledged securities of $882 million are primarily with state and local government agencies to secure $616 million of deposits and other liabilities, including deposits of the State of Michigan of $232 million at March 31, 2006.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 3 — Allowance for Credit Losses
     The following summarizes the changes in the allowance for loan losses:

	Three Months Ended
	March 31,
(in millions)	2006	2005

Balance at beginning of period	$516	$673
Loans charged-off:
Domestic
Commercial	12	28
Real estate construction
Real estate construction business line	—	—
Other	—	—

Total real estate construction	—	—
Commercial mortgage
Commercial real estate business line	—	2
Other	2	3

Total commercial mortgage	2	5
Residential mortgage	—	—
Consumer	3	3
Lease financing	6	3
International	2	7

Total loans charged-off	25	46
Recoveries:
Domestic
Commercial	4	7
Real estate construction	—	—
Commercial mortgage	2	—
Residential mortgage	—	—
Consumer	1	1
Lease financing	—	—
International	1	—

Total recoveries	8	8

Net loans charged-off	17	38
Provision for loan losses	(27)	1

Balance at end of period	$472	$636

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 3 — Allowance for Credit Losses (continued)
     The following table provides an analysis of the changes in the allowance for credit losses on lending-related commitments.

	Three Months Ended
	March 31,
(dollar amounts in millions)	2006	2005

Balance at beginning of period	$33	$21
Charge-offs on lending-related commitments*	5	—
Provision for credit losses on lending-related commitments	13	(3)

Balance at end of period	$41	$18

Unfunded lending-related commitments sold	$52	$27

*	Charge-offs result from the sale of unfunded lending-related commitments.
     A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans that are restructured and meet the requirements to be on accrual status are included with total impaired loans for the remainder of the calendar year of the restructuring. There were no loans included in the $119 million of impaired loans at March 31, 2006 that were restructured and met the requirements to be on accrual status. Impaired loans averaged $130 million and $293 million for the three month periods ended March 31, 2006 and 2005, respectively. The following presents information regarding the period-end balances of impaired loans:

	Three Months Ended	Year Ended
(in millions)	March 31, 2006	December 31, 2005

Total period-end impaired loans	$119	$149
Less: Impaired loans restructured during the period on accrual status at period-end	—	(15)

Total period-end nonaccrual business loans	$119	$134

Period-end impaired loans requiring an allowance	$113	$129

Allowance allocated to impaired loans	$32	$42

     Those impaired loans not requiring an allowance represent loans for which the fair value of expected repayments or collateral exceeded the recorded investments in such loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 4 — Medium- and Long-term Debt
     Medium- and long-term debt are summarized as follows:

(in millions)	March 31, 2006	December 31, 2005

Parent company
7.25% subordinated note due 2007	$154	$155
4.80% subordinated note due 2015	289	298
7.60% subordinated note due 2050	360	360

Total parent company	803	813

Subsidiaries
Subordinated notes:
7.25% subordinated note due 2007	204	205
6.00% subordinated note due 2008	254	257
6.875% subordinated note due 2008	103	104
8.50% subordinated note due 2009	101	103
7.125% subordinated note due 2013	158	160
5.70% subordinated note due 2014	248	255
5.20% subordinated notes due 2017	481	250
8.375% subordinated note due 2024	182	189
7.875% subordinated note due 2026	190	200
9.98% subordinated note due 2026	58	58

Total subordinated notes	1,979	1,781

Medium-term notes due 2006 to 2007:
Floating rate based on LIBOR indices	—	100
2.95% fixed rate note	99	98
2.85% fixed rate note	98	98

Variable rate secured debt financing due 2007	1,068	1,056
Variable rate note payable due 2009	15	15

Total subsidiaries	3,259	3,148

Total medium- and long-term debt	$4,062	$3,961

     The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.
     In February 2006, Comerica Bank (the Bank), a subsidiary of the Corporation, issued an additional $250 million of 5.20% Subordinated Notes under a series initiated in August 2005. The notes are classified in medium- and long-term debt, pay interest on February 22 and August 22 of each year and mature August 22, 2017. The Bank used the net proceeds for general corporate purposes.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 5 — Income Taxes and Tax-Related Items
     The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the consolidated financial statements after deducting non-taxable items, principally income on bank-owned life insurance and interest income on state and municipal securities. State and foreign taxes are then added to the federal tax provision. During the first quarter 2006, the Internal Revenue Service (IRS) completed the examination of the Corporation’s federal tax returns for the years 1996 through 2000. Tax reserves were adjusted to reflect resolution of those tax years, and to reflect an updated assessment of reserves on certain types of structured lease transactions and a series of loans to foreign borrowers. The effect of these adjustments decreased federal taxes ($16 million) and caused the increase in interest on tax liabilities ($23 million, $15 million after-tax).
Note 6 — Accumulated Other Comprehensive Income (Loss)
     Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges, the change in the accumulated foreign currency translation adjustment, and the change in accumulated minimum pension liability adjustment. The Consolidated Statements of Changes in Shareholders’ Equity on page 5 include only combined other comprehensive income (loss), net of tax. The following table presents reconciliations of the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2006 and 2005. Total comprehensive income totaled $166 million and $114 million for the three months ended March 31, 2006 and 2005, respectively. The $52 million increase in total comprehensive income in the three month period ended March 31, 2006, when compared to the same period in the prior year, resulted principally from a decrease in net losses on cash flow hedges ($42 million) and a decrease in net unrealized losses on investment securities available-for-sale ($13 million) due to changes in the interest rate environment, partially offset by a decrease in net income ($5 million).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 6 — Accumulated Other Comprehensive Income (Loss) (continued)

	Three Months Ended
	March 31,
(in millions)	2006	2005

Accumulated net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period, net of tax	$(69)	$(34)
Net unrealized holding gains (losses) arising during the period	(28)	(45)
Less: Reclassification adjustment for gains (losses) included in net income	(2)	—

Change in net unrealized gains (losses) before income taxes	(26)	(45)
Less: Provision for income taxes	(9)	(15)

Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax	(17)	(30)

Balance at end of period, net of tax	$(86)	$(64)

Accumulated net gains (losses) on cash flow hedges:
Balance at beginning of period, net of tax	$(91)	$(16)
Net cash flow hedges gains (losses) arising during the period	(45)	(68)
Less: Reclassification adjustment for gains (losses) included in net income	(25)	17

Change in cash flow hedges before income taxes	(20)	(85)
Less: Provision for income taxes	(7)	(30)

Change in cash flow hedges, net of tax	(13)	(55)

Balance at end of period, net of tax	$(104)	$(71)

Accumulated foreign currency translation adjustment:
Balance at beginning of period	$(7)	$(6)
Net translation gains (losses) arising during the period	1	—

Change in foreign currency translation adjustment	1	-

Balance at end of period	$(6)	$(6)

Accumulated minimum pension liability adjustment:
Balance at beginning of period, net of tax	$(3)	$(13)
Minimum pension liability adjustment arising during the period before income taxes	1	—
Less: Provision for income taxes	—	—

Change in minimum pension liability, net of tax	1	—

Balance at end of period, net of tax	$(2)	$(13)

Total accumulated other comprehensive loss at end of period, net of tax	$(198)	$(154)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 7 — Share-Based Compensation
     The following table summarizes the income statement impact of all share-based compensation plans:

	Three Months Ended March 31,
(in millions)	2006	2005

Share-based compensation expense:
Comerica Incorporated share-based plans	$18	$8
Munder share-based plans	3	1

Total share-based compensation expense	$21	$9

Related tax benefits recognized in net income	$7	$3

     The following table summarizes unrecognized compensation expense for all share-based plans at March 31, 2006:

(dollar amounts in millions)	March 31, 2006

Unrecognized share-based compensation expense:
Comerica Incorporated share-based plans	$104
Munder share-based plans	12

Total unrecognized share-based compensation expense	$116

Weighted-average expected recognition period	2.8 years

Comerica Incorporated Share-Based Compensation Plans
     The Corporation has share-based compensation plans under which it awards both shares of restricted stock to key executive officers and key personnel, and stock options to executive officers, directors and key personnel of the Corporation and its subsidiaries. Restricted stock generally vests over periods ranging from three to five years. Stock options vest over periods ranging from one to four years. The maturity of each option is determined at the date of grant; however, no options may be exercised later than ten years from the date of grant. The options may have restrictions regarding exercisability. The plans provide for a grant of up to 16.5 million common shares. At March 31, 2006, 2.1 million shares remained available for grant. A significant majority of restricted stock and stock option grants planned for 2006 occurred in the first quarter of 2006.
     The Corporation used a binomial model to value stock options granted subsequent to March 31, 2005. Previously, a Black-Scholes option-pricing model was used. Option valuation models require several inputs, including the expected stock price volatility, and changes in input assumptions can materially affect the fair value estimates. The model used may not necessarily provide a reliable single measure of the fair value of employee and director stock options. There were only a nominal number of stock option and restricted stock grants in the three months ended March 31, 2005. The risk-free interest rate assumption used in the binomial option-pricing model in the table below was based on the federal ten-year treasury interest rate. The expected dividend yield was based on the historical and projected dividend yield patterns of the Corporation. Expected volatility assumptions during the first quarter 2006 considered the historical volatility of the Corporation’s common stock over a ten-year period and implied volatility based on actively traded options on the Corporation’s common stock with pricing terms and trade dates similar to the stock options granted. The expected life of employee and director stock options, which is an output of the binomial model, considered the percentage of vested shares estimated to be cancelled over the life of the grant and was based on the historical exercise behavior of the option holders.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 7 — Share-Based Compensation (continued)
     The weighted-average assumptions used are as follows:

Three Months Ended
March 31, 2006

Risk-free interest rate	4.7%
Expected dividend yield	3.9
Expected volatility factors of the market price of Comerica common stock	24.0
Expected option life (in years)	6.5

     A summary of the Corporation’s stock option activity and related information for the three months ended March 31, 2006 follows:

		Weighted-Average
	Number of		Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic Value
	(in thousands)	per Share	Term	(in millions)

Outstanding-January 1, 2006	18,291	$53.64
Granted (weighted-average grant fair value of $12.25 per share)	2,566	56.46
Forfeited or expired	(86)	30.46
Exercised	(505)	29.56

Outstanding-March 31, 2006	20,266	$54.68	6.3 years	$116

Outstanding, net of expected forfeitures — March 31, 2006	19,710	$54.66	6.2 years	$114

Exercisable-March 31, 2006	13,594	$55.11	5.0 years	$88

     The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at March 31, 2006, based on the Corporation’s closing stock price of $57.97 as of March 31, 2006. The total intrinsic value of stock options exercised was $14 million and $11 million for the three months ended March 31, 2006 and 2005, respectively.
     Cash received from the exercise of stock options during the three months ended March 31, 2006 and 2005 totaled $15 million and $10 million, respectively. The excess income tax benefit realized for the tax deductions from the exercise of these options during the three months ended March 31, 2006 and 2005 totaled $5 million and $4 million, respectively.
     A summary of the Corporation’s restricted stock activity and related information for the three months ended March 31, 2006 follows:

	Number of	Weighted-Average
	Shares	Grant-Date
	(in thousands)	Fair Value per Share

Outstanding-January 1, 2006	838	$51.93
Granted	415	56.46
Forfeited	(8)	53.75
Vested	(41)	38.88

Outstanding-March 31, 2006	1,204	$53.92

     The total fair value of restricted stock awards that fully vested during the three months ended March 31, 2006 and 2005 was $2 million and $1 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 7 — Share-Based Compensation (continued)
     The Corporation expects to satisfy the exercise of stock options and future grants of restricted stock by issuing shares of common stock out of treasury. As of March 31, 2006, the Corporation held 16.5 million shares in treasury.
Share-Based Compensation Plans of the Corporation’s Munder Subsidiary
     The Corporation’s Munder subsidiary has share-based compensation plans under which it awards ownership shares (points) in the subsidiary to key executive officers and key personnel. At March 31, 2006, 235 thousand points remained available for grant under the plans. The estimated fair value at March 31, 2006 of the points available for grant was $2 million.
     For further information on the Corporation’s share-based compensation plans, refer to Note 1 to these consolidated financial statements and Notes 1 and 14 to the consolidated financial statements in the Corporation’s 2005 Annual Report.
Note 8 — Employee Benefit Plans
     Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

	Three Months Ended
Qualified Defined Benefit Pension Plan	March 31,
(in millions)	2006	2005

Service cost	$9	$9
Interest cost	17	15
Expected return on plan assets	(26)	(25)
Amortization of unrecognized prior service cost	2	1
Amortization of unrecognized net loss	7	5

Net periodic benefit cost	$9	$5

	Three Months Ended
Non-Qualified Defined Benefit Pension Plan	March 31,
(in millions)	2006	2005

Service cost	$1	$1
Interest cost	1	1
Amortization of unrecognized net loss	1	1

Net periodic benefit cost	$3	$3

	Three Months Ended
Postretirement Benefit Plan	March 31,
(in millions)	2006	2005

Interest cost	$1	$1
Expected return on plan assets	(1)	(1)
Amortization of unrecognized transition obligation	1	1

Net periodic benefit cost	$1	$1

     For further information on the Corporation’s employee benefit plans, refer to Note 15 to the consolidated financial statements in the Corporation’s 2005 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 9 — Derivative Instruments
     The following table presents the composition of derivative instruments, excluding commitments, held or issued for risk management purposes, and in connection with customer-initiated and other activities.

	March 31, 2006				December 31, 2005
	Notional/				Notional/
	Contract	Unrealized	Unrealized	Fair	Contract	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value	Amount	Gains	Losses	Value
(in millions)	(1)	(2)		(3)	(1)	(2)		(3)

Risk management
Interest rate contracts:
Swaps — cash flow	$8,700	$—	$176	$(176)	$9,205	$—	$144	$(144)
Swaps — fair value	2,354	80	20	60	2,250	107	4	103

Total interest rate contracts	11,054	80	196	(116)	11,455	107	148	(41)

Foreign exchange contracts:
Spot and forwards	400	2	4	(2)	367	3	8	(5)
Swaps	42	1	—	1	44	—	—	—

Total foreign exchange contracts	442	3	4	(1)	411	3	8	(5)

Total risk management	11,496	83	200	(117)	11,866	110	156	(46)

Customer-initiated and other
Interest rate contracts:
Caps and floors written	178	—	2	(2)	267	—	1	(1)
Caps and floors purchased	178	2	—	2	267	1	—	1
Swaps	3,375	39	31	8	3,270	30	22	8

Total interest rate contracts	3,731	41	33	8	3,804	31	23	8

Energy derivative contracts:
Caps and floors written	333	—	29	(29)	344	—	32	(32)
Caps and floors purchased	333	29	—	29	344	32	—	32
Swaps	171	10	10	—	291	12	12	—

Total energy derivative contracts	837	39	39	—	979	44	44	—

Foreign exchange contracts:
Spot, forwards, futures and options	3,289	27	26	1	5,453	32	34	(2)
Swaps	14	—	—	—	21	—	—	—

Total foreign exchange contracts	3,303	27	26	1	5,474	32	34	(2)

Total customer-initiated and other	7,871	107	98	9	10,257	107	101	6

Total derivative instruments	$19,367	$190	$298	$(108)	$22,123	$217	$257	$(40)

(1)	Notional or contract amounts, which represent the extent of involvement in the derivatives market, are generally used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk, and are not reflected in the consolidated balance sheets.

(2)	Unrealized gains represent receivables from derivative counterparties, and therefore expose the Corporation to credit risk. Credit risk, which excludes the effects of any collateral or netting arrangements, is measured as the cost to replace, at current market rates, contracts in a profitable position.

(3)	The fair values of derivative instruments generally represent the estimated amounts the Corporation would receive or pay to terminate or otherwise settle the contracts at the balance sheet date. The fair values of all derivative instruments are reflected in the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 9 - Derivative Instruments (continued)
Risk Management
     Fluctuations in net interest income due to interest rate risk result from the composition of assets and liabilities and the mismatches in the timing of the repricing of these assets and liabilities. In addition, external factors such as interest rates, and the dynamics of yield curve and spread relationships can affect net interest income. The Corporation utilizes simulation analyses to project the sensitivity of net interest income to changes in interest rates. Cash instruments, such as investment securities, as well as derivative instruments, are employed to manage exposure to these and other risks, including liquidity risk.
     As an end-user, the Corporation employs a variety of financial instruments for risk management purposes. As part of a fair value hedging strategy, the Corporation has entered into interest rate swap agreements for interest rate risk management purposes. These interest rate swap agreements effectively modify exposure to interest rate risk by converting fixed-rate deposits and debt to a floating rate. These agreements involve the receipt of fixed rate interest amounts in exchange for floating rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. For instruments that support a fair value hedging strategy, no ineffectiveness was required to be recorded in the consolidated statements of income for the three months ended March 31, 2006 and 2005.
     As part of a cash flow hedging strategy, the Corporation entered into predominantly 2 to 3 year interest rate swap agreements (weighted-average original maturity of 2.8 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the next 2 to 3 years. Approximately 19 percent ($9 billion) of outstanding loans were designated as hedged items to interest rate swap agreements at March 31, 2006. During the three month period ended March 31, 2006, interest rate swap agreements designated as cash flow hedges decreased interest and fees on loans by $25 million, compared to an increase of $17 million for the comparable period last year. Other noninterest income in the three month period ended March 31, 2006 included $2 million of ineffective cash flow hedge losses. If interest rates, interest yield curves and notional amounts remain at current levels, the Corporation expects to reclassify $72 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with existing and forecasted floating-rate loans.
     Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs cash instruments, such as investment securities, as well as derivative instruments, to manage exposure to these and other risks. In addition, the Corporation uses foreign exchange forward and option contracts to protect the value of its foreign currency investment in foreign subsidiaries. Realized and unrealized gains and losses from foreign exchange forward and option contracts used to protect the value of investments in foreign subsidiaries are not included in the statement of income, but are shown in the accumulated foreign currency translation adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets. During the three month period ended March 31, 2006, the Corporation recognized a nominal net gain in accumulated foreign currency translation adjustment, related to the forward foreign exchange contracts.
     Management believes these strategies achieve the desired relationship between the rate maturities of assets and funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although, there can be no assurance that such strategies will be successful. The Corporation also uses various other types of derivative instruments to mitigate interest rate and foreign currency risks associated with specific assets or liabilities, which are reflected in the preceding table. Such instruments include interest rate caps and floors, foreign exchange forward contracts, foreign exchange option contracts and foreign exchange cross-currency swaps.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 9 — Derivative Instruments (continued)
     The following table summarizes the expected maturity distribution of the notional amount of risk management interest rate swaps and provides the weighted-average interest rates associated with amounts to be received or paid on interest rate swap agreements as of March 31, 2006. Swaps have been grouped by asset and liability designation.
Remaining Expected Maturity of Risk Management Interest Rate Swaps:

							Mar. 31,	Dec. 31,
						2011-	2006	2005
(dollar amounts in millions)	2006	2007	2008	2009	2010	2026	Total	Total

Variable rate asset designation:
Generic receive fixed swaps	$2,500	$3,000	$3,200	$—	$—	$—	$8,700	$9,200

Weighted average: (1)
Receive rate	3.77%	4.97%	7.02%	—%	—%	—%	5.38%	5.37%
Pay rate	5.88	6.44	7.55	—	—	—	6.69	6.30

Fixed rate asset designation:
Pay fixed swaps
Amortizing	$1	$2	$1	$—	$—	$—	$4	$5

Weighted average: (2)
Receive rate	3.78%	3.78%	3.77%	—%	—%	—%	3.78%	3.27%
Pay rate	3.53	3.53	3.52	—	—	—	3.53	3.53

Medium- and long-term debt designation:
Generic receive fixed swaps	$100	$450	$350	$100	$—	$1,350	$2,350	$2,250

Weighted average: (1)
Receive rate	2.95%	5.82%	6.17%	6.06%	—%	5.92%	5.82%	5.85%
Pay rate	4.82	4.73	4.44	4.53	—	4.78	4.71	4.34

Total notional amount	$2,601	$3,452	$3,551	$100	$—	$1,350	$11,054	$11,455

(1)	Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at March 31, 2006

(2)	Variable rates received are based on six-month LIBOR or one-month Canadian Dollar Offered Rates in effect at March 31, 2006

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 9 — Derivative Instruments (continued)
     The Corporation had commitments to purchase investment securities for its trading account portfolio totaling $14 million at March 31, 2006 and $6 million at December 31, 2005. Commitments to sell investment securities related to the trading account portfolio totaled $9 million at March 31, 2006 and $6 million at December 31, 2005. Outstanding commitments expose the Corporation to both credit and market risk.
Customer-Initiated and Other
     Fee income is earned from entering into various transactions, principally foreign exchange contracts, interest rate swaps and energy derivative contracts at the request of customers. Market risk inherent in customer contracts is often mitigated by taking offsetting positions. The Corporation generally does not speculate in derivative instruments for the purpose of profiting in the short-term from favorable movements in market rates.
     Fair values for customer-initiated and other derivative instruments represent the net unrealized gains or losses on such contracts and are recorded in the consolidated balance sheets. Changes in fair value are recognized in the consolidated income statements. The following table provides the average unrealized gains and losses, and noninterest income generated on customer-initiated and other interest rate contracts, energy derivative contracts and foreign exchange contracts.

	Three Months Ended	Year Ended	Three Months Ended
(in millions)	March 31, 2006	December 31, 2005	March 31, 2005

Average unrealized gains	$94	$80	$86
Average unrealized losses	87	77	79
Noninterest income	10	39	8
Derivative Instrument Activity
     The following table provides a reconciliation of the beginning and ending notional amounts for risk management and customer-initiated and other derivative instruments for the three months ended March 31, 2006.

	Risk Management			Customer-Initiated and Other
	Interest	Foreign		Interest	Energy	Foreign
	Rate	Exchange		Rate	Derivative	Exchange
(in millions)	Contracts	Contracts	Total	Contracts	Contracts	Contracts	Total

Balance at January 1, 2006	$11,455	$411	$11,866	$3,804	$979	$5,474	$10,257
Additions	100	1,468	1,568	662	70	25,808	26,540
Maturities/amortizations	(501)	(1,437)	(1,938)	(730)	(52)	(27,979)	(28,761)
Terminations	—	—	—	(5)	(160)	—	(165)

Balance at March 31, 2006	$11,054	$442	$11,496	$3,731	$837	$3,303	$7,871

     Additional information regarding the nature, terms and associated risks of derivative instruments can be found in the Corporation’s 2005 Annual Report on page 50 and in Notes 1 and 19 to the consolidated financial statements.
Note 10 — Standby and Commercial Letters of Credit and Financial Guarantees
     The total contractual amounts of standby letters of credit and financial guarantees and commercial letters of credit at March 31, 2006 and December 31, 2005, which represents the Corporation’s credit risk associated with these instruments, are shown in the table below.

(in millions)	March 31, 2006	December 31, 2005

Standby letters of credit and financial guarantees	$6,529	$6,433
Commercial letters of credit	290	269

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 — Standby and Commercial Letters of Credit and Financial Guarantees (continued)
     Standby and commercial letters of credit and financial guarantees represent conditional obligations of the Corporation, which guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2015. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation may enter into participation arrangements with third parties, which effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $648 million of the $6,529 million of standby letters of credit and financial guarantees outstanding at March 31, 2006. At March 31, 2006, the carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $79 million.
Note 11 — Contingent Liabilities
Legal Proceedings
     The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, management believes that current reserves, determined in accordance with SFAS No. 5, “Accounting for Contingencies,” are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations.
Tax Contingency
     In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service (IRS) questions and/or challenges the tax position taken by the Corporation with respect to those transactions. The Corporation engaged in certain types of structured leasing transactions and a series of loans to foreign borrowers that the IRS disallowed in its examination of the Corporation’s federal tax returns for the years 1996 through 2000. The Corporation believes that its tax position related to both transaction groups referred to above is proper based upon applicable statutes, regulations and case law in effect at the time of the transactions. The Corporation intends to defend its position vigorously in accordance with its view of the law controlling these activities. However, a court, or administrative authority, if presented with the transactions, could disagree with the Corporation’s interpretation of the tax law. The ultimate outcome is not known.
     Based on current knowledge and probability assessment of various potential outcomes, management believes that the current tax reserves, determined in accordance with SFAS No. 5, are adequate to cover the above matters, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary.
Lease Accounting Contingency
     A proposed FASB Staff Position No. FAS 13-a was issued in July 2005 to address the impact of a change or projected change in the timing of cash flows related to income taxes generated by a leveraged lease transaction. The proposed FASB Staff Position, as modified by subsequent FASB deliberations, would require a recalculation of lease income for changes in the timing of expected cash flows related to income taxes. The final FSP is expected to be issued in the second quarter of 2006. The impact on the Corporation, which would be reported as a change in accounting principle and recorded as an adjustment to beginning retained earnings in the period of adoption, will not be known until the FASB issues final accounting guidance.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 12 — Business Segment Information
     The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank (formerly known as Small Business & Personal Financial Services), and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities. This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes the income and expense impact of equity, cash and the unallocated allowance for loan losses, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at March 31, 2006. These methodologies may be modified as management accounting’s system is enhanced and changes occur in the organizational structure and/or product lines.
     For a description of the business activities of each business segment and further information on the methodologies, which form the basis for these results, refer to Note 23 to the consolidated financial statements in the Corporation’s 2005 Annual Report.
     In the first quarter 2006, the Corporation began allocating the portion of the allowance for loan losses and the associated provision for loan losses based on industry-specific and international risks, previously included in the Other category, to the three major business segments. Therefore, only the unallocated allowance continues to be reflected in the Other category. For informational purposes, the business segment results for the years ended December 31, 2005 and 2004 have been updated to reflect this change and are presented in the section entitled “Supplemental Information” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 12 — Business Segment Information (continued)
     Business segment financial results for the three months ended March 31, 2006 and 2005 are shown in the table below.

					Wealth &
					Institutional
(dollar amounts in millions)	Business Bank		Retail Bank		Management
Three Months Ended March 31,	2006	2005	2006	2005	2006	2005

Earnings summary:
Net interest income (expense) (FTE)	$314	$337	$155	$146	$38	$36
Provision for loan losses	(13)	9	6	—	—	(2)
Noninterest income	63	70	50	49	84	80
Noninterest expenses	187	141	145	126	98	80
Provision (benefit) for income taxes (FTE)	59	85	18	24	8	13
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(8)	—

Net income (loss)	$144	$172	$36	$45	$8	$25

Net loans charged-off	$11	$29	$5	$4	$—	$5

Selected average balances:
Assets	$38,148	$34,047	$6,726	$6,414	$3,875	$3,625
Loans	36,883	32,970	6,016	5,778	3,533	3,368
Deposits	18,899	19,877	16,705	16,796	2,480	2,451
Liabilities	19,749	20,623	16,706	16,784	2,505	2,457
Attributed equity	2,557	2,476	818	779	463	417

Statistical data:
Return on average assets (1)	1.51%	2.03%	0.82%	1.02%	0.84%	2.79%
Return on average attributed equity	22.54	27.92	17.50	23.03	7.00	24.27
Net interest margin (2)	3.45	4.13	3.75	3.53	4.36	4.34
Efficiency ratio	49.64	34.61	70.97	64.67	80.20	68.51

	Finance		Other		Total

Three Months Ended March 31,	2006	2005	2006	2005	2006	2005

Earnings summary:
Net interest income (expense) (FTE)	$(27)	$(59)	$—	$1	$480	$461
Provision for loan losses	—	—	(20)	(6)	(27)	1
Noninterest income	17	10	1	1	215	210
Noninterest expenses	—	1	19	26	449	374
Provision (benefit) for income taxes (FTE)	(7)	(20)	(7)	(5)	71	97
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(8)	—

Net income (loss)	$(3)	$(30)	$9	$(13)	$194	$199

Net loans charged-off	$—	$—	$1	$—	$17	$38

Selected average balances:
Assets	$5,431	$5,518	$1,097	$1,146	$55,277	$50,750
Loans	3	(7)	44	46	46,479	42,155
Deposits	3,214	612	(100)	46	41,198	39,782
Liabilities	10,969	5,390	276	424	50,205	45,678
Attributed equity	470	538	764	862	5,072	5,072

Statistical data:
Return on average assets (1)	N/M	N/M	N/M	N/M	1.41%	1.57%
Return on average attributed equity	N/M	N/M	N/M	N/M	15.33	15.73
Net interest margin (2)	N/M	N/M	N/M	N/M	3.80	4.00
Efficiency ratio	N/M	N/M	N/M	N/M	64.35	55.70

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.
FTE — Fully Taxable Equivalent
N/M — Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 12 — Business Segment Information (continued)
     The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest & Other Markets, Western, Texas and Florida.
     Midwest & Other Markets includes all markets in which the Corporation has operations, except for the Western, Texas and Florida markets, as described below. Substantially all of the Corporation’s international operations are included in the Midwest & Other Markets segment. Currently, Michigan operations represent the significant majority of this geographic market.
     The Western market consists of the states of California, Arizona, Nevada, Colorado and Washington. Currently, California operations represent the significant majority of the Western market.
     The Texas and Florida markets consist of the states of Texas and Florida, respectively.
     The Finance & Other Businesses segment includes the Corporation’s securities portfolio, asset and liability management activities, the income and expense impact of cash and loan loss reserves not assigned to specific business/market segments, tax benefits not assigned to specific business/market segments and miscellaneous other expenses of a corporate nature. This segment includes responsibility for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk and foreign exchange risk.
     In the first quarter 2006, the Corporation began allocating the portion of the allowance for loan losses and the associated provision for loan losses based on industry-specific and international risks, previously included in the Finance & Other Businesses segment, to the four primary geographic markets. Therefore, only the unallocated allowance continues to be reflected in the Finance & Other Businesses segment. For informational purposes, the market segment results for the years ended December 31, 2005 and 2004 have been updated to reflect this change and are presented in the section entitled “Supplemental Information” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 12 — Business Segment Information (continued)
     Market segment financial results for the three months ended March 31, 2006 and 2005 are shown in the table below.

(dollar amounts in millions)	Midwest & Other		Western		Texas
Three Months Ended March 31,	2006	2005	2006	2005	2006	2005

Earnings summary:
Net interest income (expense) (FTE)	$266	$264	$169	$186	$61	$59
Provision for loan losses	(1)	1	(5)	1	(2)	3
Noninterest income	147	148	28	29	18	18
Noninterest expenses	263	207	109	91	50	42
Provision (benefit) for income taxes (FTE)	41	63	32	46	10	11
Cumulative effect of change in accounting principle, net of tax	(8)	—	—	—	—	—

Net income (loss)	$102	$141	$61	$77	$21	$21

Net loans charged-off	$11	$16	$2	$10	$1	$8

Selected average balances:
Assets	$25,116	$24,549	$16,358	$13,148	$5,652	$4,993
Loans	23,721	23,288	15,718	12,638	5,390	4,807
Deposits	18,666	18,867	15,437	16,295	3,674	3,673
Liabilities	19,497	19,606	15,479	16,303	3,678	3,668
Attributed equity	2,173	2,134	1,084	1,024	500	448

Statistical data:
Return on average assets (1)	1.63%	2.31%	1.47%	1.79%	1.48%	1.66%
Return on average attributed equity	18.81	26.52	22.43	30.30	16.77	18.46
Net interest margin (2)	4.53	4.57	4.33	4.63	4.55	4.93
Efficiency ratio	63.66	49.96	55.48	42.05	63.65	55.90

			Finance &
	Florida		Other Businesses		Total
Three Months Ended March 31,	2006	2005	2006	2005	2006	2005

Earnings summary:
Net interest income (expense) (FTE)	$11	$10	$(27)	$(58)	$480	$461
Provision for loan losses	1	2	(20)	(6)	(27)	1
Noninterest income	4	4	18	11	215	210
Noninterest expenses	8	7	19	27	449	374
Provision (benefit) for income taxes (FTE)	2	2	(14)	(25)	71	97
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(8)	—

Net income (loss)	$4	$3	$6	$(43)	$194	$199

Net loans charged-off	$2	$4	$1	$—	$17	$38

Selected average balances:
Assets	$1,623	$1,396	$6,528	$6,664	$55,277	$50,750
Loans	1,603	1,383	47	39	46,479	42,155
Deposits	307	289	3,114	658	41,198	39,782
Liabilities	306	287	11,245	5,814	50,205	45,678
Attributed equity	81	66	1,234	1,400	5,072	5,072

Statistical data:
Return on average assets (1)	1.01%	0.93%	N/M	N/M	1.41%	1.57%
Return on average attributed equity	20.13	19.68	N/M	N/M	15.33	15.73
Net interest margin (2)	2.80	2.99	N/M	N/M	3.80	4.00
Efficiency ratio	53.21	51.37	N/M	N/M	64.35	55.70

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.
FTE — Fully Taxable Equivalent
N/M — Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Business Held-for-Sale
     The Corporation intends to sell its Mexican bank charter. An active program to locate a buyer was initiated, and the sale is expected to be completed within a year. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” approximately $31 million of loans have been classified as assets held-for-sale, which are included in “short-term investments” on the consolidated balance sheet at March 31, 2006. In addition, approximately $23 million of liabilities have been classified as liabilities held-for-sale which are included in “accrued expenses and other liabilities” on the consolidated balance sheet at March 31, 2006. The sale, which will be reflected in the Corporation’s Business Bank business segment, is not expected to result in a significant gain or loss.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net income for the three months ended March 31, 2006 was $194 million, a decrease of $5 million, or three percent, from $199 million reported for the three months ended March 31, 2005. Quarterly diluted net income per share increased two percent to $1.18 in the first quarter 2006, compared to $1.16 in the same period a year ago. Net income in the first quarter 2006 was reduced by $8 million, or $0.05 per diluted share, due to a cumulative effect of a change in accounting principle. Return on average common shareholders’ equity was 15.33 percent and return on average assets was 1.41 percent for the first quarter 2006, compared to 15.73 percent and 1.57 percent, respectively, for the comparable quarter last year. The decrease in earnings in the first quarter 2006 over the comparable quarter last year resulted primarily from a $75 million increase in noninterest expenses, partially offset by a $28 million reduction in the provision for loan losses and a $19 million increase in net interest income. In addition, the provision for federal income taxes was reduced by a $16 million adjustment in the first quarter 2006.
Net Interest Income
     The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended March 31, 2006. On a FTE basis, net interest income increased $19 million to $480 million for the three months ended March 31, 2006, from $461 million for the comparable quarter in 2005, resulting primarily from a greater contribution to rate spreads from noninterest-bearing deposits in a higher rate environment and loan growth. Average earning assets increased $4.3 billion, or nine percent, to $51.0 billion in the first quarter 2006, compared to the first quarter 2005, primarily due to a $4.3 billion, or 10 percent, increase in average loans to $46.5 billion in the first quarter 2006. The net interest margin (FTE) for the three months ended March 31, 2006 was 3.80 percent, as compared to 4.00 percent for the comparable period in 2005. The decrease in the net interest margin (FTE) resulted from an increase of $1.6 billion in average primarily low-rate loans to the Corporation’s Financial Services Division (FSD) customers, and narrowing rate spreads due to changes in the mix of liabilities and lower loan spreads. These decreases in the net interest margin (FTE) were partially offset by the greater contribution from noninterest-bearing deposits in a higher rate environment as discussed above. For further discussion of the effects of market rates on net interest income, refer to “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”
     Net interest income and net interest margin are impacted by the operations of the Corporation’s Financial Services Division. FSD customers deposit large balances (primarily noninterest-bearing) and the Corporation pays certain customer services expenses (included in “noninterest expenses” on the consolidated statements of income) and/or makes low-rate loans (included in “net interest income” on the consolidated statements of income) to such customers. Footnote (1) to Table I on page 28 of this financial review displays average FSD loans and deposits, with related interest income/expense and average rates. As shown in Footnote (2) to Table I on page 28 of this financial review, the impact of FSD loans (primarily low-rate) on net interest margin (assuming the loans were funded by FSD noninterest-bearing deposits) was a decrease of 22 basis points and 11 basis points in the three months ended March 31, 2006 and 2005, respectively.
     Management currently expects average full-year 2006 net interest margin of about 3.80 percent to 3.85 percent.

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume- Fully Taxable Equivalent (FTE)

	Three Months Ended
	March 31, 2006			March 31, 2005

	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (1) (2)	$26,620	$412	6.27%	$23,248	$286	5.00%
Real estate construction loans	3,530	72	8.24	3,052	49	6.48
Commercial mortgage loans (1)	8,998	155	6.97	8,315	118	5.77
Residential mortgage loans	1,492	22	5.88	1,310	18	5.58
Consumer loans	2,660	45	6.83	2,734	36	5.32
Lease financing	1,298	13	4.03	1,261	13	4.13
International loans	1,881	30	6.56	2,235	30	5.43
Business loan swap income (expense)	—	(25)	—	—	17	—

Total loans (2)	46,479	724	6.31	42,155	567	5.45
Investment securities available-for-sale	4,154	44	4.10	3,790	35	3.60
Short-term investments	344	5	6.17	700	6	3.47

Total earning assets	50,977	773	6.12	46,645	608	5.27

Cash and due from banks	1,648			1,639
Allowance for loan losses	(512)			(685)
Accrued income and other assets	3,164			3,151

Total assets	$55,277			$50,750

Money market and NOW deposits (1)	$16,595	105	2.57	$17,810	69	1.56
Savings deposits (1)	1,476	2	0.65	1,582	2	0.41
Certificates of deposit (1)	5,887	51	3.52	5,193	29	2.27
Institutional certificates of deposit	2,624	30	4.62	365	2	2.54
Foreign office time deposits	1,007	11	4.26	712	6	3.72

Total interest-bearing deposits	27,589	199	2.93	25,662	108	1.71

Short-term borrowings	3,753	42	4.52	441	3	2.71
Medium- and long-term debt	4,029	52	5.22	4,277	36	3.37

Total interest-bearing sources	35,371	293	3.36	30,380	147	1.96

Noninterest-bearing deposits (1)	13,609			14,120
Accrued expenses and other liabilities	1,225			1,178
Common shareholders’ equity	5,072			5,072

Total liabilities and shareholders’ equity	$55,277			$50,750

Net interest income/rate spread (FTE)		$480	2.76		$461	3.31

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			1.04			0.69

Net interest margin (as a percentage of average earning assets) (FTE) (2)			3.80%			4.00%

(1) FSD balances included above:
Loans (primarily low-rate)	$2,909	$3	0.43%	$1,309	$2	0.54%
Interest-bearing deposits	2,286	21	3.74	2,642	16	2.45
Noninterest-bearing deposits	4,683			5,145
(2) Impact of FSD loans (primarily low-rate) on the following:
Commercial loans			(0.72)%			(0.26)%
Total loans			(0.40)			(0.17)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			(0.22)			(0.11)

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	March 31, 2006/March 31, 2005

	Increase (Decrease)	Increase (Decrease)	Net
	Due to	Due to	Increase
(in millions)	Rate	Volume*	(Decrease)

Loans	$87	$70	$157
Investment securities available-for-sale	5	4	9
Short-term investments	3	(4)	(1)

Total earning assets	95	70	165

Interest-bearing deposits	68	23	91
Short term borrowings	2	37	39
Medium-and long-term debt	19	(3)	16

Total interest-bearing sources	89	57	146

Net interest income/rate spread (FTE)	$6	$13	$19

* Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses
     The provision for loan losses was a negative $27 million for the first quarter 2006, compared to a provision of $1 million for the same period in 2005. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed in the section entitled “Allowance for Credit Losses and Nonperforming Assets.” The decrease in the provision for loan losses in the first quarter 2006 reflects the continuation of strong credit quality trends in net loan charge-offs and nonperforming loans. These trends reflect improving economic conditions in certain of the Corporation’s primary geographic markets. While the economic conditions in the Corporation’s Michigan market deteriorated moderately over the last year, the economic conditions in both the Western and Texas markets have continued to improve in line with, or somewhat better than, growth in the national economy. The Michigan Business Activity index compiled by the Corporation for the first two months of 2006 declined approximately three percent, compared to the average for 2005. The struggling automotive industry contributed, in part, to the decline. Continued consolidation of Michigan-based automotive companies was the key factor behind the continued lagging performance of the Michigan economy. Forward-looking indicators suggest these economic conditions should continue for the remainder of 2006.
     The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was $13 million for the first quarter 2006, compared to a negative provision of $3 million for the same period in 2005. This increase was primarily the result of an increase in specific reserves related to unused commitments to extend credit to customers in the automotive industry.
     Management currently expects for the remainder of 2006, the provision for credit losses, which includes both loan losses and credit losses on lending-related commitments, to be consistent with credit-related charge-offs, or between 20 to 25 basis points of full-year average loans.
Noninterest Income
     Noninterest income was $215 million for the three months ended March 31, 2006, an increase of $5 million, or two percent, over the same period in 2005. Net investment advisory revenue increased $7 million, to $17 million in the first quarter 2006, compared to $10 million in the first quarter 2005, due to significant increases in assets under management in equity funds resulting from new customers. Noninterest income in the first quarter 2006 included $2 million of risk management hedge ineffectiveness losses (from interest rate and foreign exchange contracts), compared to $5 million of losses in the first quarter 2005. In addition, the Corporation recorded an impairment charge on certain assets held-for-sale of $5 million in the first quarter 2006.
     Management currently expects low-single digit growth in noninterest income, excluding net gain on sales of businesses, in the full-year 2006, compared to 2005.
Noninterest Expenses
     Noninterest expenses were $449 million for the three months ended March 31, 2006, an increase of $75 million, or 20 percent, from the comparable period in 2005. Increases in share-based compensation ($12 million), the provision for credit losses on lending-related commitments ($16 million) and interest on tax liabilities ($24 million) contributed to the increase in total noninterest expenses. Salaries and employee benefits expense, the largest category of noninterest expenses, increased $21 million, or nine percent, in the first quarter 2006, compared to the first quarter 2005. Share-based compensation expense was $21 million in the quarter ended March 31, 2006, compared to $9 million in the same quarter of 2005. The $12 million increase was primarily the result of adopting the requisite service period provisions of SFAS No. 123 (R) effective January 1, 2006, as discussed in Notes 1 and 7 to the consolidated financial statements, resulting from new share-based compensation awards in the first quarter 2006. Annual merit increases and increased pension expenses also contributed to the increase in salaries and employee benefits expense in the first quarter 2006, compared to the same period in 2005.

     The following table summarizes the various components of salaries and employee benefits expense.

	Three Months Ended
	March 31,
(in millions)	2006	2005

Salaries
Salaries — regular	$155	$144
Severance	1	1
Incentives	29	35
Share-based compensation	21	9

Total salaries	206	189
Employee benefits
Pension expense	12	8
Other employee benefits	39	39

Total employee benefits	51	47

Total salaries and employee benefits	$257	$236

     Interest expense on tax liabilities, as discussed in the section below entitled “Provision for Income Taxes and Tax-related Interest”, was $26 million for the first quarter 2006, compared to $2 million for the first quarter 2005. The provision for credit losses on lending-related commitments was $13 million in the first quarter 2006, compared to a negative $3 million in the first quarter 2005. The $16 million increase was primarily due to an increase in specific reserves related to unused commitments to extend credit to customers in the automotive industry. Customer services expense, which represents compensation provided to customers and is one method to attract and retain title and escrow deposits in the Corporation’s Financial Services Division, was $13 million in the first quarter 2006, an increase of $2 million compared to $11 million for the same period in 2005. The amount of customer services expense varies from period to period as a result of changes in the level of noninterest-bearing deposits in the Corporation’s Financial Services Division and the earnings credit allowances provided on these deposits, as well as the competitive environment.
     Management currently expects low-single digit noninterest expense growth, excluding the provision for credit losses on lending-related commitments, for full-year 2006.
Provision for Income Taxes and Tax-related Interest
     The provision for income taxes for the first quarter 2006 on income before the cumulative effect of change in accounting principle was $70 million, compared to $96 million for the same period a year ago. The effective tax rate was 26 percent and 32 percent for the first quarter 2006 and 2005, respectively. During the first quarter 2006, the Internal Revenue Service (IRS) completed the examination of the Corporation’s federal tax returns for the years 1996 through 2000. Tax reserves were adjusted to reflect the resolution of those tax years, and to reflect an updated assessment of reserves on certain types of structured lease transactions and a series of loans to foreign borrowers. The effect of these adjustments decreased federal taxes ($16 million after-tax) and caused the increase in interest on tax liabilities ($23 million, $15 million after-tax).
     Management currently expects the effective tax rate for the remaining periods in 2006 to be about 31 percent.
Change in Accounting Principle — Transition Adjustment
     SFAS No. 123(R), adopted on January 1, 2006, affected the accounting for grants of options and restricted shares in Munder Capital Management (Munder). The share-based compensation expense now must be based on current valuations of Munder, instead of valuations at the original grant date. The $8 million after-tax change in accounting principle on January 1, 2006 cumulatively recorded the new accounting. After a further valuation change at the end of March 2006, certain provisions in Munder’s option and restricted share plans were amended to eliminate the need for future adjustments to the share-based compensation expense.

Business Segments
     The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank (formerly known as Small Business & Personal Financial Services), and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance Division. Note 12 to the consolidated financial statements presents financial results of these business segments for the three months ended March 31, 2006 and 2005. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 12 to these consolidated financial statements and Note 23 to the consolidated financial statements in the Corporation’s 2005 Annual Report.
     The following table presents net income (loss) by business segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2006		2005

Business Bank	$144	77%	$172	71%
Retail Bank	36	19	45	19
Wealth & Institutional Management	8	4	25	10

	188	100%	242	100%
Finance	(3)		(30)
Other*	9		(13)

Total	$194		$199

* Includes items not directly associated with the three major business segments or the Finance Division
     The Business Bank’s net income of $144 million decreased $28 million, or 17 percent, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Net interest income (FTE) was $314 million, a decrease of $23 million from the comparable prior year period. The decrease in net interest income (FTE) was primarily due to a decline in loan spreads, a $1.6 billion increase in average low rate FSD loan balances, and a $462 million decrease in average FSD noninterest-bearing deposit balances. These decreases were partially offset by a $2.3 billion, or seven percent, increase in average loan balances (excluding FSD) and an increase in deposit spreads from March 31, 2005 to March 31, 2006. The provision for loan losses decreased $22 million primarily due to an improvement in credit quality compared to the same period in 2005. Noninterest income of $63 million for the first quarter 2006 decreased $7 million, compared to the first quarter 2005, primarily due to a $5 million impairment charge on assets held-for-sale in the three months ended March 31, 2006, and a $4 million decrease in letter of credit fees, partially offset by increases in various other categories. Noninterest expenses of $187 million in the first quarter 2006, increased $46 million from the comparable period in 2005, primarily due to a $22 million increase in the provision for credit losses on lending-related commitments, a $12 million increase in allocated net corporate overhead expenses, a $4 million increase in salaries and employee benefits expense, and a $2 million increase in customer services expense in the Financial Services Division.
     The Retail Bank’s net income decreased $9 million, or 20 percent, to $36 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Net interest income (FTE) of $155 million, increased $9 million from the comparable period in the prior year, primarily due to an increase in deposit spreads. The provision for loan losses increased $6 million, primarily due to loan growth. Noninterest income of $50 million in the first quarter 2006, increased $1 million from the same period in the prior year. Noninterest expenses increased $19 million, primarily due to a $10 million increase in allocated net corporate overhead expenses, and a $4 million increase in salaries and employee benefits expense, in part due to new banking centers.
     Wealth & Institutional Management’s net income decreased $17 million, or 68 percent, to $8 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Net interest income (FTE) of $38 million increased $2 million from the comparable period in the prior year, primarily due to a $165 million, or five percent, increase in average loan balances. The provision for loan losses increased $2 million, primarily due to loan growth. Noninterest income was $84 million for the first quarter 2006, an increase of $4 million from the same period in 2005, primarily due to a $7 million increase in net investment advisory revenue. Noninterest expenses increased $18 million, primarily due to a $5 million increase in salaries and employee benefits expense, a $5 million increase in allocated net corporate overhead expenses, a $4 million adjustment related to the fair market value of the minority shares in Munder, and a $2 million increase in other real estate expenses. In addition, there was a transition adjustment of $8 million, net of taxes, related to the adoption of SFAS No. 123(R) recorded in the first quarter of 2006 related to Munder share-based compensation plans.
     The net loss in the Finance Division was $3 million for the three months ended March 31, 2006, compared to a net loss of $30 million for the three months ended March 31, 2005. Contributing to the decrease in net loss was a $32 million increase in net interest income (FTE), primarily due to the rising rate environment in which interest income received from the lending-related business units rises more quickly than the longer-term value attributed to deposits generated by the business units. Also contributing to the decrease in net loss was a $7 million increase in noninterest income due to a $4 million increase in bank-owned life insurance income and a $3 million decrease in risk management hedge ineffectiveness losses.
     Net income in the Other category was $9 million for the three months ended March 31, 2006, compared to a net loss of $13 million for the three months ended March 31, 2005. The increase in net income was primarily due to a $14 million decrease in the unallocated provision for loan losses, which is not assigned to other segments. The remaining variance was due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expenses are allocated to the other segments.
Geographic Market Segments
     The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest & Other Markets, Western, Texas and Florida. Note 12 to the consolidated financial statements presents financial results of these market segments for the three months ended March 31, 2006 and 2005.
     The following table presents net income (loss) by market segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2006		2005

Midwest & Other Markets	$102	55%	$141	58%
Western	61	32	77	32
Texas	21	11	21	9
Florida	4	2	3	1

	188	100%	242	100%
Finance & Other Businesses*	6		(43)

Total	$194		$199

* Includes items not directly associated with the three major business segments or the Finance Division
     The Midwest & Other Markets’ net income decreased $39 million, or 28 percent, to $102 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Net interest income (FTE) increased $2 million, primarily due to a $433 million, or two percent, increase in average loan balances and an increase in deposit spreads, partially offset by a decline in average deposit balances and loan spreads. The provision for loan losses declined $2 million, primarily due to an improvement in credit quality. Noninterest income declined $1 million, to $147 million, for the first quarter 2006. Noninterest expenses increased $56 million, primarily due to a $22 million increase in the provision for credit losses on lending-related commitments, primarily related to customers in the automotive industry, a $16 million increase in allocated net overhead expenses, a $7 million increase in salaries and employee benefits expense and a $4 million adjustment related to the fair market value of the minority shares in Munder. In addition, there was a transition adjustment of $8 million, net of taxes, related to the adoption of SFAS No. 123(R) recorded in the first quarter of 2006 related to Munder share-based compensation plans.
     The Western market’s net income decreased $16 million, or 22 percent, to $61 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Net interest income (FTE) decreased $17 million from the comparable prior year period. The decrease in net interest income (FTE) was primarily due to a $1.6 billion increase in average low rate FSD loan balances, a $462 million decrease in average FSD noninterest-

bearing deposit balances, and a decline in loan spreads (excluding FSD), partially offset by a $1.5 billion, or 13 percent, increase in average loan balances (excluding FSD). The provision for loan losses decreased $6 million, primarily due to an improvement in credit quality. Noninterest income of $28 million declined $1 million from the comparable period in the prior year. Noninterest expenses increased $18 million, primarily due to a $7 million increase in allocated net corporate overhead expenses, a $4 million increase in salaries and employee benefits expense and a $2 million increase in customer services expense in the Financial Services Division.
     The Texas market’s net income was $21 million for both the three months ended March 31, 2006 and 2005. Net interest income (FTE) increased $2 million. The increase in net interest income (FTE) was primarily due to a $583 million, or 12 percent, increase in average loan balances and an increase in deposit spreads, partially offset by a decrease in loan spreads. The provision for loan losses decreased $5 million, primarily due to an improvement in credit quality. Noninterest expenses increased $8 million from the comparable period in the prior year, primarily due to a $4 million increase in allocated net corporate overhead expenses and a $2 million increase in salaries and employee benefits expense.
     The Florida market’s net income increased $1 million, or 26 percent, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Net interest income (FTE) increased $1 million from the comparable period in the prior year. The provision for loan losses decreased $1 million, due to an improvement in credit quality. Noninterest income was unchanged, while noninterest expenses increased $1 million from the same period in 2005.
     The net income in the Finance & Other Businesses segment was $6 million for the three months ended March 31, 2006, compared to a net loss of $43 million for the three months ended March 31, 2005. Net interest income (FTE) increased $31 million, primarily due to the rising rate environment in which interest income received from the lending-related business units rises more quickly than the longer-term value attributed to deposits generated by the business units. The unallocated provision for loan losses, which is not assigned to other segments, decreased $14 million. Noninterest income increased $7 million primarily due to a $4 million increase in bank-owned life insurance income and a $3 million decrease in risk management hedge ineffectiveness losses. The remaining variance is due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expenses are allocated to other segments.
     The following table lists the number of the Corporation’s banking centers by geographic market segments.

March 31,	2006	2005

Midwest & Other Markets	244	267
Western	62	51
Texas	59	52
Florida	7	6

Total	372	376

Financial Condition
     Total assets were $56.4 billion at March 31, 2006, compared to $53.0 billion at year-end 2005 and $53.5 billion at March 31, 2005. Total period-end loans increased $1.5 billion, or three percent, from December 31, 2005 to March 31, 2006. Total loans, on an average basis, increased $1.2 billion, or 11 percent on an annualized basis, to $46.5 billion in first quarter 2006, compared to $45.2 billion in fourth quarter 2005. Within average loans, on an annualized basis, nearly all businesses showed growth, including the National Dealer Services (47 percent), Small Business (12 percent), Specialty Businesses (12 percent), Commercial Real Estate (10 percent) and Private Banking (6 percent) loan portfolios, from the fourth quarter 2005 to the first quarter 2006. The increase in average loans in the Specialty Businesses loan portfolio, on an annualized basis, was primarily due to increases in average Financial Services Division (20 percent), technology and life sciences (19 percent) and energy (16 percent) loans, partially offset by a decrease in entertainment loans (45 percent). Average loans grew in all primary geographic markets, including Western (20 percent), Texas (11 percent) and Midwest & Other Markets (3 percent) from the fourth quarter 2005 to the first quarter 2006. Short-term investments, primarily federal funds sold, increased $1.9 billion from December 31, 2005 to March 31, 2006.
     Management currently expects average loan growth for the full-year 2006 to be in the mid-to-high single digit range (excluding FSD loans), compared to 2005 levels.

     Total liabilities increased $3.4 billion, or seven percent, from $47.9 billion at December 31, 2005, to $51.3 billion at March 31, 2006. Total deposits increased $1.7 billion, or four percent, to $44.1 billion at March 31, 2006, from $42.4 billion at year-end 2005 as a result of a $2.4 billion increase in institutional certificates of deposit. Deposits in the Corporation’s Financial Services Division, some of which are not expected to be long-lived, increased to $9.0 billion at March 31, 2006, from $8.8 billion at December 31, 2005. Average deposits in the Corporation’s Financial Services Division decreased $1.5 billion, to $7.0 billion in the first quarter 2006, from $8.5 billion in the fourth quarter 2005 as the result of seasonality and slower real estate activity in the Corporation’s Western market. Average noninterest-bearing deposits in the Corporation’s Financial Services Division decreased $1.2 billion, to $4.7 billion in the first quarter 2006, from $5.9 billion in the fourth quarter 2005, Short-term borrowings, primarily overnight and term federal funds purchased, increased $1.6 billion from December 31, 2005 to March 31, 2006.
     Management expects FSD-related average noninterest-bearing deposits to remain flat on average for the remainder of 2006, compared to first quarter 2006 levels.
Allowance for Credit Losses and Nonperforming Assets
     The allowance for credit losses is the combined allowance for loan losses and allowance for credit losses on lending-related commitments. The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The Corporation performs a detailed quarterly credit quality review on both large business and certain large personal purpose consumer and residential mortgage loans that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying projected loss ratios, based on numerous factors identified below, to the loans within each risk rating. In addition, a portion of the allowance is allocated to these remaining loans based on industry specific risks inherent in certain portfolios, including portfolio exposures to automotive, contractor, technology-related, entertainment, air transportation and healthcare industries, and Small Business Administration loans. The portion of the allowance allocated to all other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors, such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis, including information on migration and loss given default studies from each of the three major domestic geographic markets, as well as mapping to bond tables. The allocated portion of the allowance was $432 million at March 31, 2006, a decrease of $28 million from December 31, 2005. The decrease resulted primarily from the impact of favorable migration data on projected loss factors, a decrease in loan specific reserves and a decrease in the reserve associated with industry specific and international risks.
     Actual loss ratios experienced in the future may vary from those projected. The uncertainty occurs because factors may exist which affect the determination of probable losses inherent in the loan portfolio and are not necessarily captured by the application of projected loss ratios or identified industry specific and international risks. An unallocated portion of the allowance is maintained to capture these probable losses. The unallocated allowance reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses. Factors that were considered in the evaluation of the adequacy of the Corporation’s unallocated allowance include the inherent imprecision in the risk rating system and the risk associated with new customer relationships. The unallocated allowance associated with the margin for inherent imprecision covers probable loan losses as a result of an inaccuracy in assigning risk ratings or stale ratings which may not have been updated for recent negative trends in particular credits. The unallocated allowance due to new business migration risk is based on an evaluation of the risk of rating downgrades associated with loans that do not have a full year of payment history. The unallocated allowance was $40 million at March 31, 2006, a decrease of $16 million from December 31, 2005. This decrease was due primarily to reduced new business migration risk reserves based on improved metrics.
     The total allowance for loan losses, including the unallocated amount, is available to absorb losses from any segment within the portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allocated allowance. Inclusion of other industry specific and international portfolio exposures in the allocated allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allocated allowance. Any of these events, or some combination, may result in the need for additional provision for loan losses in order to maintain an adequate allowance.
     At March 31, 2006, the allowance for loan losses was $472 million, a decrease of $44 million from $516 million at December 31, 2005. The allowance for loan losses as a percentage of total period-end loans decreased to 1.06 percent at March 31, 2006, from 1.19 percent at December 31, 2005. The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments including unfunded commitments, letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheets. Lending-related commitments for which it is probable that the commitment will be drawn (or sold) are reserved with the same projected loss rates as loans, or with specific reserves. In general, the probability of draw is considered certain once the credit becomes a watch list credit. Non-watch list credits have a lower probability of draw, to which standard loan loss rates are applied. The allowance for credit losses on lending-related commitments was $41 million at March 31, 2006, an increase of $8 million from $33 million at December 31, 2005, resulting primarily from an increase in specific reserves related to unused commitments to extend credit to customers in the automotive industry.
     Nonperforming assets at March 31, 2006 were $141 million, compared to $162 million at December 31, 2005, a decrease of $21 million, or 13 percent. The allowance for loan losses as a percentage of nonperforming assets increased to 334 percent at March 31, 2006, from 319 percent at December 31, 2005.
     Nonperforming assets at March 31, 2006 and December 31, 2005 were categorized as follows:

	March 31,	December 31,
(in millions)	2006	2005

Nonaccrual loans:
Commercial	$53	$65
Real estate construction:
Real estate construction business line	2	3
Other	—	—

Total real estate construction	2	3
Commercial mortgage:
Commercial real estate business line	11	6
Other	29	29

Total commercial mortgage	40	35
Residential mortgage	1	2
Consumer	2	2
Lease financing	7	13
International	17	18

Total nonaccrual loans	122	138
Reduced-rate loans	—	—

Total nonperforming loans	122	138
Other real estate	19	24
Nonaccrual debt securities	—	—

Total nonperforming assets	$141	$162

Loans past due 90 days or more and still accruing	$16	$16

     The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2006	December 31, 2005

Nonaccrual loans at beginning of period	$138	$186
Loans transferred to nonaccrual (1)	20	28
Nonaccrual business loan gross charge-offs (2)	(21)	(34)
Loans transferred to accrual status (1)	—	(11)
Nonaccrual business loans sold (3)	(9)	(4)
Payments/Other (4)	(6)	(27)

Nonaccrual loans at end of period	$122	$138

(1) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(2) Analysis of gross loans charged-off:
Nonaccrual business loans	$21	$34
Performing watch list loans	1	—
Consumer and residential mortgage loans	3	4

Total gross loans charged-off	$25	$38

(3) Analysis of loans sold:
Nonaccrual business loans	$9	$4
Performing watch list loans	30	15

Total loans sold	$39	$19

(4) Net change related to nonaccrual loans with balances less than $2 million, other than business loan gross charge-offs and nonaccrual loans sold, are included in Payments/Other.

     Loans with balances greater than $2 million transferred to nonaccrual status were $20 million in the first quarter 2006, a decrease of $8 million, or 28 percent, from $28 million in the fourth quarter 2005. There was one loan greater than $10 million transferred to nonaccrual in the first quarter 2006. This loan totaled $13 million and was to a company in the real estate industry.
     The following table presents a summary of total internally classified nonaccrual and watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans) at March 31, 2006 and December 31, 2005. Total combined nonaccrual and watch list loans, both in dollars and as a percentage of the total loan portfolio, increased slightly from December 31, 2005 to March 31, 2006.

(dollar amounts in millions)	March 31, 2006	December 31, 2005

Total nonaccrual and watch list loans	$2,041	$1,917
As a percentage of total loans	4.6%	4.4%

     The following table presents a summary of nonaccrual loans at March 31, 2006 and loans transferred to nonaccrual and net loan charge-offs during the three months ended March 31, 2006, based on the Standard Industrial Classification (SIC) code.

		Three Months Ended
(dollar amounts in millions)	March 31, 2006		March 31, 2006

					Net Loan
			Loans Transferred		Charge-Offs
SIC Category	Nonaccrual Loans		to Nonaccrual *		(Recoveries)

Services	$24	20%	$—	—%	$4	21%
Real estate	21	17	13	65	(2)	(14)
Automotive	20	16	4	18	3	17
Manufacturing	16	13	3	17	2	12
Entertainment	10	8	—	—	—	1
Airline transportation	7	6	—	—	6	37
Contractors	5	4	—	—	—	3
Retail trade	5	4	—	—	—	2
Wholesale trade	4	3	—	—	—	(1)
Hotels	1	1	—	—	1	5
Consumer non-durables	—	—	—	—	1	8
Other	9	8	—	—	2	9

Total	$122	100%	$20	100%	$17	100%

* Based on an analysis of nonaccrual loans with book balances greater than $2 million.
     Shared National Credit Program (SNC) loans comprised approximately two percent and 10 percent of total nonaccrual loans at March 31, 2006 and December 31, 2005, respectively. SNC loans are facilities greater than $20 million shared by three or more federally supervised financial institutions, which are reviewed by regulatory authorities at the agent bank level. SNC loans comprised approximately 16 percent and 15 percent of total loans at March 31, 2006 and December 31, 2005, respectively. There were $1 million of SNC loans included in the first quarter 2006 total net loan charge-offs.
     Net loan charge-offs for the first quarter 2006 were $17 million, or 0.14 percent of average total loans, compared with $38 million, or 0.36 percent, for the first quarter 2005. The carrying value of nonaccrual loans as a percentage of contractual value decreased to 53 percent at March 31, 2006, compared to 54 percent at December 31, 2005.
     Management currently expects full-year 2006 credit-related net charge-offs (includes both net loan charge-offs and charge-offs on lending-related commitments) as a percentage of average loans to be approximately 20 to 25 basis points.

Capital
     Common shareholders’ equity was $5.1 billion at both March 31, 2006, and December 31, 2005. The following table presents a summary of changes in common shareholders’ equity in the three month period ended March 31, 2006:

(in millions)

Balance at January 1, 2006		$5,068
Retention of retained earnings (net income less cash dividends declared)		98
Change in accumulated other comprehensive income (loss):
Cash flow hedges	$(13)
Investment securities available-for-sale	(17)
Foreign currency translation adjustment	1
Minimum pension liability adjustment	1

Total change in accumulated other comprehensive income (loss)		(28)
Repurchase of approximately 1.5 million shares of common stock		(86)
Net issuance of common stock under employee stock plans		19
Recognition of share-based compensation expense		18
Other		5

Balance at March 31, 2006		$5,094

     See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for information regarding the Corporation’s stock repurchases.
     The Corporation’s capital ratios exceed minimum regulatory requirements as follows:

	March 31,	December 31,
	2006	2005

Tier 1 common capital ratio*	7.70%	7.78%
Tier 1 risk-based capital ratio (4.00% — minimum)*	8.28	8.38
Total risk-based capital ratio (8.00% — minimum)*	11.74	11.65
Leverage ratio (3.00% — minimum)*	9.90	9.97

* March 31, 2006 ratios are estimated

     At March 31, 2006, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (tier 1 risk-based capital, total risk-based capital and leverage ratios greater than 6 percent, 10 percent and 5 percent, respectively).
     The Corporation expects to continue to be an active capital manager in 2006.
Critical Accounting Policies
     The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation’s 2005 Annual Report, as updated in Note 1 to the unaudited consolidated financial statements in this report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for allowance for credit losses, pension plan accounting and goodwill. These policies are reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages 57-60 of the Corporation’s 2005 Annual Report. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2005 Annual Report.

Supplemental Information
     In the first quarter 2006, the Corporation began allocating the portion of the allowance for loan losses and the associated provision for loan losses based on industry-specific and international risks, previously included in the Other category, to the three major business segments. For informational purposes, the business segment results for the years ended December 31, 2005 and 2004 have been updated to reflect this change and are presented in the following table.

					Wealth & Institutional
(dollar amounts in millions)	Business Bank		Retail Bank		Management

Years Ended December 31	2005	2004	2005	2004	2005	2004

Earnings summary:
Net interest income (expense) (FTE)	$1,395	$1,386	$609	$585	$149	$149
Provision for loan losses	(47)	(5)	4	31	(3)	3
Noninterest income	282	278	207	212	378	301
Noninterest expenses	711	590	551	508	369	330
Provision (benefit) for income taxes (FTE)	343	383	92	93	58	43

Net income (loss)	$670	$696	$169	$165	$103	$74

Net loans charged-off	$80	$169	$25	$19	$6	$6

Selected average balances:
Assets	$35,757	$32,842	$6,500	$6,424	$3,694	$3,390
Loans	34,561	31,863	5,825	5,723	3,401	3,135
Deposits	20,424	19,623	16,805	16,762	2,494	2,526
Liabilities	21,178	20,236	16,798	16,750	2,503	2,534
Attributed equity	2,528	2,462	801	785	430	412

Statistical data:
Return on average assets (1)	1.88%	2.12%	0.96%	0.94%	2.80%	2.18%
Return on average attributed equity	26.55	28.26	21.02	21.04	23.99	17.95
Net interest margin (2)	4.02	4.33	3.62	3.49	4.38	4.72
Efficiency ratio	42.38	35.48	67.54	63.79	70.03	73.31

	Finance		Other		Total

Years Ended December 31	2005	2004	2005	2004	2005	2004

Earnings summary:
Net interest income (expense) (FTE)	$(194)	$(302)	$1	$(5)	$1,960	$1,813
Provision for loan losses	—	—	(1)	35	(47)	64
Noninterest income	65	57	10	9	942	857
Noninterest expenses	1	1	34	64	1,666	1,493
Provision (benefit) for income taxes (FTE)	(59)	(88)	(12)	(75)	422	356

Net income (loss)	$(71)	$(158)	$(10)	$(20)	$861	$757

Net loans charged-off	$—	$—	$(1)	$—	$110	$194

Selected average balances:
Assets	$5,430	$7,280	$1,125	$1,012	$52,506	$50,948
Loans	(15)	(12)	44	24	43,816	40,733
Deposits	896	1,208	21	26	40,640	40,145
Liabilities	6,561	6,064	369	323	47,409	45,907
Attributed equity	510	661	828	721	5,097	5,041

Statistical data:
Return on average assets (1)	N/M	N/M	N/M	N/M	1.64%	1.49%
Return on average attributed equity	N/M	N/M	N/M	N/M	16.90	15.03
Net interest margin (2)	N/M	N/M	N/M	N/M	4.06	3.86
Efficiency ratio	N/M	N/M	N/M	N/M	57.40	55.90

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.
FTE — Fully Taxable Equivalent
N/M — Not Meaningful

     In the first quarter 2006, the Corporation began allocating the portion of the allowance for loan losses and the associated provision for loan losses based on industry-specific and international risks, previously included in Other businesses, to the four primary geographic markets. For informational purposes, the market segment results for the years ended December 31, 2005 and 2004 have been updated to reflect these changes and are presented in the following table.

(dollar amounts in millions)	Midwest & Other Markets		Western		Texas

Years Ended December 31	2005	2004	2005	2004	2005	2004

Earnings summary:
Net interest income (expense) (FTE)	$1,083	$1,075	$785	$768	$243	$239
Provision for loan losses	32	(30)	(74)	50	(5)	6
Noninterest income	656	571	121	132	76	75
Noninterest expenses	977	872	433	360	191	174
Provision (benefit) for income taxes (FTE)	234	260	204	203	46	47

Net income (loss)	$496	$544	$343	$287	$87	$87

Net loans charged-off	$84	$93	$14	$92	$6	$9

Selected average balances:
Assets	$24,994	$24,110	$14,302	$12,525	$5,205	$4,694
Loans	23,630	22,954	13,701	11,916	5,020	4,535
Deposits	18,869	19,091	16,887	15,760	3,668	3,832
Liabilities	19,608	19,737	16,908	15,733	3,666	3,824
Attributed equity	2,163	2,129	1,051	1,029	474	438

Statistical data:
Return on average assets (1)	1.99%	2.26%	1.91%	1.71%	1.67%	1.85%
Return on average attributed equity	22.94	25.54	32.68	27.88	18.30	19.83
Net interest margin (2)	4.54	4.65	4.65	4.86	4.81	5.28
Efficiency ratio	56.18	53.07	47.76	39.96	60.04	55.45

			Finance &
	Florida		Other Businesses		Total

Years Ended December 31	2005	2004	2005	2004	2005	2004

Earnings summary:
Net interest income (expense) (FTE)	$42	$38	$(193)	$(307)	$1,960	$1,813
Provision for loan losses	1	3	(1)	35	(47)	64
Noninterest income	14	13	75	66	942	857
Noninterest expenses	30	22	35	65	1,666	1,493
Provision (benefit) for income taxes (FTE)	9	9	(71)	(163)	422	356

Net income (loss)	$16	$17	$(81)	$(178)	$861	$757

Net loans charged-off	$7	$—	$(1)	$—	$110	$194

Selected average balances:
Assets	$1,450	$1,327	$6,555	$8,292	$52,506	$50,948
Loans	1,436	1,316	29	12	43,816	40,733
Deposits	299	228	917	1,234	40,640	40,145
Liabilities	297	226	6,930	6,387	47,409	45,907
Attributed equity	71	63	1,338	1,382	5,097	5,041

Statistical data:
Return on average assets (1)	1.12%	1.31%	N/M	N/M	1.64%	1.49%
Return on average attributed equity	22.87	27.78	N/M	N/M	16.90	15.03
Net interest margin (2)	2.94	2.93	N/M	N/M	4.06	3.86
Efficiency ratio	53.10	41.84	N/M	N/M	57.40	55.90

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.
FTE — Fully Taxable Equivalent
N/M — Not Meaningful

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation actively manages its exposure to interest rate risk. The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, using simulation analysis as its principal risk management technique. The results of these analyses provide the information needed to assess the balance sheet structure. Changes in economic activity, different from those management included in its simulation analyses, whether domestically or internationally, could translate into a materially different interest rate environment than currently expected. Management evaluates “base” net interest income under what is believed to be the most likely balance sheet structure and interest rate environment. The most likely interest rate environment is derived from management’s forecast for the next 12 months. This “base” net interest income is then evaluated against non-parallel interest rate scenarios that increase and decrease 200 basis points (but not lower than zero percent) from the most likely rate environment. Since movement is from the most likely rate environment, actual movement from the current rates may be more or less than 200 basis points. For this analysis, the rise or decline in interest rates occurs equally over four months. In addition, adjustments to asset prepayment levels, yield curves, and overall balance sheet mix and growth assumptions are made to be consistent with each interest rate environment. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Derivative instruments entered into for risk management purposes are included in these analyses. The table below as of March 31, 2006 and December 31, 2005 displays the estimated impact on net interest income during the next 12 months as it relates to the most likely scenario results from the 200 basis point non-parallel shock as described above.

	March 31, 2006		December 31, 2005

(in millions)	Amount	%	Amount	%

Change in Interest Rates:
+200 basis points	$60	3%	$84	4%
-200 basis points	(36)	(2)	(51)	(2)

     Corporate policy limits adverse change to no more than five percent of management’s most likely net interest income forecast. In addition to the simulation analysis, an economic value of equity analysis and a traditional interest sensitivity gap analysis are performed as alternative measures of interest rate risk exposure. At March 31, 2006, all three measures of interest rate risk were within established corporate policy guidelines.
     At March 31, 2006, the Corporation had a $95 million portfolio of indirect (through funds) private equity and venture capital investments, and had commitments of $40 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable, and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value. The Corporation bases estimates of fair value for the majority of its indirect private equity and venture capital investments on the percentage ownership in the fair value of the entire fund, as reported by the fund management. In general, the Corporation does not have the benefit of the same information regarding the fund’s underlying investments as does fund management. Therefore, after indications that fund management adheres to accepted, sound and recognized valuation techniques, the Corporation generally utilizes the fair values assigned to the underlying portfolio investments by fund management. For those funds where fair value is not reported by fund management, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by fund management, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other qualitative information, as available. The uncertainty in the economy and equity markets may affect the values of the fund investments. Approximately $20 million of the underlying debt and equity in these funds are to companies in the automotive industry. With the exception of a single fund investment, the automotive-related positions do not represent a majority of any one fund’s investments, and therefore, the exposure related to these positions is mitigated by the performance of other investment interests within the fund’s portfolio of companies.

     The Corporation holds a portfolio of approximately 800 warrants for generally non-marketable equity securities. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. The warrant portfolio is recorded at fair value, as discussed in Note 1 to the consolidated financial statements in the Corporation’s 2005 Annual Report. Fair value was determined using a Black-Scholes valuation model, which has four inputs: risk free rate, term, volatility, and stock price. Key assumptions used in the valuation were as follows. The risk free rate was estimated using the U.S. treasury rate, as of the valuation date, corresponding with the expected term of the warrant. The Corporation used an expected term of one half of the remaining contractual term of each warrant, which averages approximately seven years. Volatility was estimated using an index of comparable publicly traded companies, based on the Standard Industrial Classification codes. For a substantial majority of the subject companies, an index method was utilized to estimate the current value of the underlying company. Under the index method, the subject companies’ values were “rolled-forward” from the inception date through the valuation date based on the change in value of an underlying index of guideline public companies. For the remaining companies, where sufficient financial data exists, a market approach method was utilized. The value of all warrants that are required to be valued ($31 million at March 31, 2006) is at risk to changes in equity markets, general economic conditions and a variety of other factors.
     Certain components of the Corporation’s noninterest income, primarily fiduciary income and investment advisory revenue, are at risk to fluctuations in the market values of underlying assets, particularly equity securities. Other components of noninterest income, primarily brokerage fees, are at risk to changes in the level of market activity.
     For further discussion of market risk, see Note 9 to these consolidated financial statements and pages 48-55 in the Corporation’s 2005 Annual Report.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     For information regarding the Corporation’s legal proceedings, see “Part 1. Item I. Note 11 — Contingent Liabilities,” which is incorporated herein by reference.
ITEM 1A. Risk Factors
     There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005 in response to Item 1A. to Part I of such Form 10-K. Such risk factors are incorporated herein by reference.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Board of Directors of the Corporation authorized the purchase of up to 10 million shares of Comerica Incorporated outstanding common stock on March 23, 2004, and authorized the purchase of up to 10 million additional shares of Comerica Incorporated outstanding common stock on July 26, 2005. Substantially all shares purchased as part of the Corporation’s publicly announced repurchase program were transacted in the open market and were within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. There is no expiration date for the Corporation’s share repurchase program. The following table summarizes the Corporation’s share repurchase activity for the three months ended March 31, 2006.

			Total Number of Shares
	Total Number		Purchased as Part of Publicly	Remaining Share
(shares in millions)	of Shares	Average Price	Announced Repurchase Plans	Repurchase
Month Ended	Repurchased (1)	Paid Per Share	or Programs	Authorization (2)

January 31, 2006	—	$—	—	9.2
February 28, 2006	0.3	55.66	0.3	8.9
March 31, 2006	1.2	57.34	1.2	7.7

Total	1.5	$56.97	1.5	7.7

(1)	The Corporation purchased a nominal number of shares from an employee under the terms of an employee share-based compensation plan.

(2)	Maximum number of shares that may yet be purchased under the plans or programs.

ITEM 6. Exhibits
(10.1)	Form of Employment Agreement (Executive Vice President — Version 2)

(10.2)	Schedule of Employees Party to Employment Agreement (Executive Vice President — Version 2)

(10.3)	Restrictive Covenants and General Release Agreement by and between John D. Lewis and Comerica Incorporated dated March 13, 2006 (revised to correct clerical error)

(11)	Statement re: Computation of Net Income Per Common Share

(31.1)	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(32)	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

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
Executive Vice President and Chief Financial Officer

/s/ Marvin J. Elenbaas
Marvin J. Elenbaas
Senior Vice President and Controller (Principal Accounting Officer)

Date: May 3, 2006

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Form of Employment Agreement (Executive Vice President — Version 2)

10.2	Schedule of Employees Party to Employment Agreement (Executive Vice President — Version 2)

10.3	Restrictive Covenants and General Release Agreement by and between John D. Lewis and Comerica Incorporated dated March 13, 2006 (revised to correct clerical error)

11	Statement re: Computation of Net Income Per Common Share

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)