Form 10-Q
period 2006-06-30
COMERICA INC /NEW/
filed 2006-08-01
CIK 28412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
          $5 par value common stock:
               Outstanding as of July 14, 2006: 162,211,468 shares

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
     CONSOLIDATED BALANCE SHEETS
     Comerica Incorporated and Subsidiaries

	June 30,	December 31,	June 30,
(in millions, except share data)	2006	2005	2005

	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$1,664	$1,609	$1,687
Short-term investments	2,381	1,159	3,402
Investment securities available-for-sale	3,980	4,240	3,947

Commercial loans	25,928	23,545	23,690
Real estate construction loans	3,958	3,482	3,168
Commercial mortgage loans	9,363	8,867	8,536
Residential mortgage loans	1,568	1,485	1,394
Consumer loans	2,493	2,697	2,701
Lease financing	1,325	1,295	1,296
International loans	1,764	1,876	2,239

Total loans	46,399	43,247	43,024
Less allowance for loan losses	(481)	(516)	(609)

Net loans	45,918	42,731	42,415

Premises and equipment	522	510	481
Customers’ liability on acceptances outstanding	74	59	35
Accrued income and other assets	2,541	2,705	2,722

Total assets	$57,080	$53,013	$54,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$15,199	$15,666	$19,236
Interest-bearing deposits	28,927	26,765	24,817

Total deposits	44,126	42,431	44,053

Short-term borrowings	442	302	108
Acceptances outstanding	74	59	35
Accrued expenses and other liabilities	1,162	1,192	1,067
Medium- and long-term debt	6,087	3,961	4,309

Total liabilities	51,891	47,945	49,572

Common stock — $5 par value:
Authorized - 325,000,000 shares
Issued - 178,735,252 shares at 6/30/06, 12/31/05 and 6/30/05	894	894	894
Capital surplus	494	461	433
Accumulated other comprehensive loss	(226)	(170)	(99)
Retained earnings	4,978	4,796	4,546
Less cost of common stock in treasury - 16,534,470 shares at 6/30/06, 15,834,985 shares at 12/31/05 and 11,513,612 shares at 6/30/05	(951)	(913)	(657)

Total shareholders’ equity	5,189	5,068	5,117

Total liabilities and shareholders’ equity	$57,080	$53,013	$54,689

See notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF INCOME (unaudited)
     Comerica Incorporated and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2006	2005	2006	2005

INTEREST INCOME
Interest and fees on loans	$794	$616	$1,517	$1,182
Interest on investment securities	45	34	89	69
Interest on short-term investments	8	5	13	11

Total interest income	847	655	1,619	1,262

INTEREST EXPENSE
Interest on deposits	236	122	435	230
Interest on short-term borrowings	45	9	87	12
Interest on medium- and long-term debt	64	41	116	77

Total interest expense	345	172	638	319

Net interest income	502	483	981	943
Provision for loan losses	27	2	—	3

Net interest income after provision for loan losses	475	481	981	940

NONINTEREST INCOME
Service charges on deposit accounts	54	54	108	108
Fiduciary income	45	43	90	89
Commercial lending fees	15	16	30	28
Letter of credit fees	15	18	31	38
Foreign exchange income	9	9	19	18
Brokerage fees	10	9	20	17
Investment advisory revenue, net	19	12	36	22
Card fees	12	9	23	18
Bank-owned life insurance	10	10	23	19
Warrant income	4	3	5	5
Net securities gains (losses)	1	—	(1)	—
Other noninterest income	31	36	56	67

Total noninterest income	225	219	440	429

NONINTEREST EXPENSES
Salaries	210	197	416	386
Employee benefits	46	44	97	91

Total salaries and employee benefits	256	241	513	477
Net occupancy expense	30	28	61	60
Equipment expense	15	14	29	28
Outside processing fee expense	22	20	43	37
Software expense	14	11	28	23
Customer services	9	10	22	21
Litigation and operational losses	3	7	4	10
Provision for credit losses on lending-related commitments	1	(3)	14	(6)
Other noninterest expenses	55	55	140	107

Total noninterest expenses	405	383	854	757

Income before income taxes and cumulative effect of change in accounting principle	295	317	567	612
Provision for income taxes	95	100	165	196

Income before cumulative effect of change in accounting principle	200	217	402	416
Cumulative effect of change in accounting principle, net of tax	—	—	(8)	—

NET INCOME	$200	$217	$394	$416

Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$1.24	$1.29	$2.49	$2.47
Net income	1.24	1.29	2.44	2.47

Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	1.22	1.28	2.45	2.44
Net income	1.22	1.28	2.40	2.44

Cash dividends declared on common stock	96	92	192	185
Dividends per common share	0.59	0.55	1.18	1.10
See notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
     Comerica Incorporated and Subsidiaries

				Accumulated
				Other			Total
	Common Stock		Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except per share data)	In Shares	Amount	Surplus	Loss	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2005	170.5	$894	$421	$(69)	$4,331	$(472)	$5,105
Net income	—	—	—	—	416	—	416
Other comprehensive loss, net of tax	—	—	—	(30)	—	—	(30)

Total comprehensive income							386
Cash dividends declared on common stock ($1.10 per share)	—	—	—	—	(185)	—	(185)
Purchase of common stock	(4.1)	—	—	—	—	(232)	(232)
Net issuance of common stock under employee stock plans	0.8	—	(9)	—	(16)	47	22
Recognition of share-based compensation expense	—	—	21	—	—	—	21

BALANCE AT JUNE 30, 2005	167.2	$894	$433	$(99)	$4,546	$(657)	$5,117

BALANCE AT JANUARY 1, 2006	162.9	$894	$461	$(170)	$4,796	$(913)	$5,068
Net income	—	—	—	—	394	—	394
Other comprehensive loss, net of tax	—	—	—	(56)	—	—	(56)

Total comprehensive income							338
Cash dividends declared on common stock ($1.18 per share)	—	—	—	—	(192)	—	(192)
Purchase of common stock	(1.5)	—	—	—	—	(88)	(88)
Net issuance of common stock under employee stock plans	1.1	—	(17)	—	(20)	67	30
Recognition of share-based compensation expense	—	—	33	—	—	—	33
Employee deferred compensation obligations	(0.3)	—	17	—	—	(17)	—

BALANCE AT JUNE 30, 2006	162.2	$894	$494	$(226)	$4,978	$(951)	$5,189

See notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
     Comerica Incorporated and Subsidiaries

	Six Months Ended
	June 30,
(in millions)	2006	2005

OPERATING ACTIVITIES
Net income	$394	$416
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	(8)	—
Provision for loan losses	—	3
Provision for credit losses on lending-related commitments	14	(6)
Depreciation and software amortization	42	36
Share-based compensation expense	37	22
Excess tax benefits from share-based compensation arrangements	(7)	—
Net amortization of securities	—	5
Net loss on settlement of investment securities available-for-sale	1	—
Contributions to pension plan fund	—	(40)
Net decrease in trading securities	23	9
Net decrease (increase) in loans held-for-sale	9	(13)
Net increase in accrued income receivable	(30)	(22)
Net decrease in accrued expenses	(69)	—
Other, net	85	48

Total adjustments	97	42

Net cash provided by operating activities	491	458

INVESTING ACTIVITIES
Net increase in other short-term investments	(1,167)	(168)
Proceeds from sales of investment securities available-for-sale	1	—
Proceeds from maturities of investment securities available-for-sale	635	559
Purchases of investment securities available-for-sale	(457)	(566)
Net increase in loans	(3,186)	(2,301)
Net increase in fixed assets	(69)	(56)
Net (increase) decrease in customers’ liability on acceptances outstanding	(15)	22

Net cash used in investing activities	(4,258)	(2,510)

FINANCING ACTIVITIES
Net increase in deposits	1,695	3,117
Net increase (decrease) in short-term borrowings	140	(85)
Net increase (decrease) in acceptances outstanding	15	(22)
Proceeds from issuance of medium- and long-term debt	2,316	14
Repayments of medium- and long-term debt	(100)	(32)
Proceeds from issuance of common stock and other capital transactions	23	22
Excess tax benefits from share-based compensation arrangements	7	—
Purchase of common stock for treasury	(88)	(232)
Dividends paid	(186)	(182)

Net cash provided by financing activities	3,822	2,600

Net increase in cash and due from banks	55	548
Cash and due from banks at beginning of period	1,609	1,139

Cash and due from banks at end of period	$1,664	$1,687

Interest paid	$599	$301

Income taxes paid	$133	$148

Noncash investing and financing activities:
Loans transferred to other real estate	$5	$23
Purchase of building financed by assumption of mortgage	—	42
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 1 — Basis of Presentation and Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2005.
Derivative Instruments
     The Corporation uses derivative instruments to manage exposure to interest rate and foreign currency risks. Derivative instruments are carried at fair value in either, “accrued income and other assets” or “accrued expenses and other liabilities” on the consolidated balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Corporation designates the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For further information, refer to Note 10.
Share-Based Compensation
Comerica Incorporated Share-Based Compensation Plans
     In the first quarter 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment,” using the modified-prospective transition method. The Corporation recognizes compensation expense under SFAS No. 123(R) using the straight-line method over the requisite service period. Measurement and attribution of compensation cost for awards that were granted prior to the date SFAS No. 123(R) was adopted continue to be based on the estimate of the grant-date fair value and attribution method used under prior accounting guidance. Prior to the adoption of SFAS No. 123(R), the benefit of tax deductions in excess of recognized compensation costs was reported in net cash provided by operating activities in the consolidated statements of cash flows. SFAS No. 123(R) requires such excess tax benefits be reported as a cash inflow from financing activities, rather than a cash flow from operating activities; therefore, these amounts for the six months ended June 30, 2006 are reported in net cash provided by financing activities in the consolidated statements of cash flows.
     In 2002, the Corporation adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”), which the Corporation applied prospectively to new share-based compensation awards granted to employees after December 31, 2001. Options granted prior to January 1, 2002 were accounted for under the intrinsic value method, as outlined in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Net income and earnings per share for the six months ended June 30, 2006 fully reflect the impact of applying the fair value recognition method to all outstanding and unvested awards. There would have been no effect on reported net income and earnings per share if the fair value method required by SFAS No. 123 (as amended by SFAS No. 148) had been applied to all outstanding and unvested awards in the six months ended June 30, 2005.
     SFAS No. 123(R) requires that the expense associated with share-based compensation awards be recorded over the requisite service period. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the retirement eligible date (the date at which the employee is no longer required to perform any service to receive the share-based compensation). Prior to the adoption of SFAS No. 123(R), the Corporation recorded the expense associated with share-based compensation awards over the explicit service period (vesting period). Upon retirement, any remaining unrecognized costs related to share-based compensation awards retained after retirement were expensed. Share-based compensation expense, net of related tax effects, would have decreased $3 million in the six months ended June 30, 2006 and increased $3 million in the same period in the prior year, had the requisite service period provisions of SFAS No. 123(R) been applied on a historical basis.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 1 — Basis of Presentation and Accounting Policies (continued)
     Applying the requisite service period provisions to all 2006 share-based compensation awards is expected to result in a net increase of approximately $16 million in compensation expense ($10 million, or $0.06 per diluted share, net of related tax effects) related to these awards in 2006, of which $2 million ($1 million, or $0.01 per diluted share, net of related tax effects) was recorded and $12 million ($8 million, or $0.05 per diluted share, net of related tax effects) was recorded in the three and six month periods ended June 30, 2006, respectively.
     The Corporation has elected to adopt the alternative transition method provided in the Financial Accounting Standards Board Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of stock-based compensation under SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding and fully or partially unvested upon adoption of SFAS No. 123(R).
Share-Based Compensation Plans of the Corporation’s Munder Subsidiary
     Munder Capital Management (Munder), a 96 percent-owned subsidiary of the Corporation (approximately 90 percent owned on a fully diluted basis), had share-based compensation awards that were accounted for as liabilities at the time SFAS No. 123(R) was adopted. The liability reflected the fair value of ownership shares (points) held by minority-interest holders. SFAS No. 123(R) requires vested, unexercised option points and a pro-rata portion of unvested option and restricted points be classified as liabilities and recorded at current fair value. Fair value for option points was determined using an option pricing model. As a result of the adoption of SFAS No. 123(R), the Corporation incurred a transition expense of $8 million, net of related tax effects, on January 1, 2006, which was reported as “cumulative effect of change in accounting principle, net of tax” on the consolidated statements of income. After a further valuation change at the end of March 2006, Munder modified its share-based compensation plans such that the plans no longer have a mandatory redemption feature, which changed the accounting prospectively from liability accounting to temporary equity accounting. Temporary equity, which was not material, and was included in “accrued expenses and other liabilities” on the June 30, 2006 consolidated balance sheet, reflected the fair value of points owned and the intrinsic value of options held by minority-interest holders.
     For further information on the Corporation’s share-based compensation plans, refer to Note 8 to these consolidated financial statements and Notes 1 and 14 to the consolidated financial statements in the Corporation’s 2005 Annual Report.
Note 2 — Investment Securities
     At June 30, 2006, investment securities having a carrying value of $1.9 billion were pledged where permitted or required by law to secure $637 million of liabilities, including public and other deposits, and derivative instruments. This included securities of $967 million pledged with the Federal Reserve Bank to secure actual treasury tax and loan borrowings of $5 million at June 30, 2006, and potential borrowings of up to an additional $845 million. The remaining pledged securities of $916 million are primarily with state and local government agencies to secure $633 million of deposits and other liabilities, including deposits of the State of Michigan of $178 million at June 30, 2006.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 3 — Allowance for Credit Losses
     The following summarizes the changes in the allowance for loan losses:

	Six Months Ended
	June 30,
(in millions)	2006	2005

Balance at beginning of period	$516	$673
Loans charged-off:
Domestic
Commercial	28	57
Real estate construction
Real estate construction business line	—	—
Other	—	—

Total real estate construction	—	—
Commercial mortgage
Commercial real estate business line	—	4
Other	5	8

Total commercial mortgage	5	12
Residential mortgage	—	—
Consumer	7	6
Lease financing	7	6
International	3	8

Total loans charged-off	50	89
Recoveries:
Domestic
Commercial	9	19
Real estate construction	—	—
Commercial mortgage	2	1
Residential mortgage	—	—
Consumer	2	1
Lease financing	—	—
International	2	1

Total recoveries	15	22

Net loans charged-off	35	67
Provision for loan losses	—	3

Balance at end of period	$481	$609

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 3 — Allowance for Credit Losses (continued)
     The following table provides an analysis of the changes in the allowance for credit losses on lending-related commitments.

	Six Months Ended
	June 30,
(dollar amounts in millions)	2006	2005

Balance at beginning of period	$33	$21
Charge-offs on lending-related commitments*	6	—
Provision for credit losses on lending-related commitments	14	(6)

Balance at end of period	$41	$15

Unfunded lending-related commitments sold	$68	$45

*	Charge-offs result from the sale of unfunded lending-related commitments.
     A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans that are restructured and meet the requirements to be on accrual status are included with total impaired loans for the remainder of the calendar year of the restructuring. There were no loans included in the $153 million of impaired loans at June 30, 2006 that were restructured and met the requirements to be on accrual status. Impaired loans averaged $135 million and $133 million for the three and six month periods ended June 30, 2006, respectively, and $233 million and $263 million for the three and six month periods ended June 30, 2005, respectively. The following presents information regarding the period-end balances of impaired loans:

	Six Months Ended	Year Ended
(in millions)	June 30, 2006	December 31, 2005

Total period-end nonaccrual business loans	$153	$134
Plus: Impaired loans restructured during the period on accrual status at period-end	—	15

Total period-end impaired loans	$153	$149

Period-end impaired loans requiring an allowance	$148	$129

Allowance allocated to impaired loans	$40	$42

     Those impaired loans not requiring an allowance represent loans for which the fair value of expected repayments or collateral exceeded the recorded investments in such loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 4 — Medium- and Long-term Debt
     Medium- and long-term debt are summarized as follows:

(in millions)	June 30, 2006	December 31, 2005

Parent company
7.25% subordinated note due 2007	$152	$155
4.80% subordinated note due 2015	282	298
7.60% subordinated note due 2050	361	360

Total parent company	795	813

Subsidiaries
Subordinated notes:
7.25% subordinated note due 2007	202	205
6.00% subordinated note due 2008	252	257
6.875% subordinated note due 2008	102	104
8.50% subordinated note due 2009	100	103
7.125% subordinated note due 2013	156	160
5.70% subordinated note due 2014	243	255
5.20% subordinated notes due 2017	472	250
8.375% subordinated note due 2024	178	189
7.875% subordinated note due 2026	184	200
9.98% subordinated note due 2026	58	58

Total subordinated notes	1,947	1,781

Medium-term notes:
Floating rate based on LIBOR indices due 2006 to 2011	1,700	100
Floating rate based on PRIME indices due 2007	350	—
2.95% fixed rate note due 2006	99	98
2.85% fixed rate note due 2007	98	98

Variable rate secured debt financing due 2007	1,083	1,056
Variable rate note payable due 2009	15	15

Total subsidiaries	5,292	3,148

Total medium- and long-term debt	$6,087	$3,961

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
     During the second quarter 2006, the Bank issued $2.1 billion of floating rate bank notes under an existing $15 billion medium-term senior note program. The Bank used the proceeds to fund loan growth.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 5 — Income Taxes and Tax-Related Items
     The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the consolidated financial statements after deducting non-taxable items, principally income on bank-owned life insurance and interest income on state and municipal securities. State and foreign taxes are then added to the federal tax provision. During the first quarter 2006, the Internal Revenue Service (IRS) completed the examination of the Corporation’s federal tax returns for the years 1996 through 2000. Tax reserves and related interest accruals were adjusted in the first quarter 2006 to reflect resolution of those tax years and to reflect an updated assessment of reserves on certain types of structured lease transactions and a series of loans to foreign borrowers. The effect of these adjustments decreased federal taxes ($16 million) and increased interest on tax liabilities ($23 million, $15 million after-tax), recorded in “other noninterest expenses” on the consolidated statements of income. Second quarter 2006 included the settlement of various refund claims with the IRS which reduced interest on tax liabilities by $6 million.
Note 6 — Accumulated Other Comprehensive Income (Loss)
     Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges, the change in the accumulated foreign currency translation adjustment and the change in the accumulated minimum pension liability adjustment. The Consolidated Statements of Changes in Shareholders’ Equity on page 5 include only combined other comprehensive income (loss), net of tax. The following table presents reconciliations of the components of the accumulated other comprehensive income (loss) for the six months ended June 30, 2006 and 2005. Total comprehensive income totaled $338 million and $386 million for the six months ended June 30, 2006 and 2005, respectively. The $48 million decrease in total comprehensive income in the six month period ended June 30, 2006, when compared to the same period in the prior year, resulted principally from an increase in net unrealized losses on investment securities available-for-sale ($46 million), due to changes in the interest rate environment, and a decrease in net income ($22 million), partially offset by a decrease in net losses on cash flow hedges ($19 million).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 6 — Accumulated Other Comprehensive Income (Loss) (continued)

	Six Months Ended
	June 30,
(in millions)	2006	2005

Accumulated net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period, net of tax	$(69)	$(34)
Net unrealized holding gains (losses) arising during the period	(71)	2
Less: Reclassification adjustment for gains (losses) included in net income	(1)	—

Change in net unrealized gains (losses) before income taxes	(70)	2
Less: Provision for income taxes	(25)	1

Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax	(45)	1

Balance at end of period, net of tax	$(114)	$(33)

Accumulated net gains (losses) on cash flow hedges:
Balance at beginning of period, net of tax	$(91)	$(16)
Net cash flow hedges gains (losses) arising during the period	(76)	(28)
Less: Reclassification adjustment for gains (losses) included in net income	(58)	20

Change in cash flow hedges before income taxes	(18)	(48)
Less: Provision for income taxes	(6)	(17)

Change in cash flow hedges, net of tax	(12)	(31)
Balance at end of period, net of tax	$(103)	$(47)

Accumulated foreign currency translation adjustment:
Balance at beginning of period	$(7)	$(6)
Net translation gains (losses) arising during the period	1	—

Change in foreign currency translation adjustment	1	—

Balance at end of period	$(6)	$(6)

Accumulated minimum pension liability adjustment:
Balance at beginning of period, net of tax	$(3)	$(13)
Minimum pension liability adjustment arising during the period before income taxes	1	—
Less: Provision for income taxes	1	—

Change in minimum pension liability, net of tax	—	—

Balance at end of period, net of tax	$(3)	$(13)

Total accumulated other comprehensive loss at end of period, net of tax	$(226)	$(99)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 7 — Net Income per Common Share
     Basic and diluted net income per common share for the three and six month periods ended June 30, 2006 and 2005 were computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2006	2005	2006	2005

Basic
Income applicable to common stock before cumulative effect of change in accounting principle	$200	$217	$402	$416
Net income applicable to common stock	200	217	394	416

Average common shares outstanding	161	168	162	168

Basic income per common share before cumulative effect of change in accounting principle	$1.24	$1.29	$2.49	$2.47
Basic net income per common share	1.24	1.29	2.44	2.47

Diluted
Income applicable to common stock before cumulative effect of change in accounting principle	$200	$217	$402	$416
Net income applicable to common stock	200	217	394	416

Average common shares outstanding	161	168	162	168
Nonvested stock	1	1	1	1
Common stock equivalents:
Net effect of the assumed exercise of stock options	1	1	1	1

Diluted average common shares	163	170	164	170

Diluted income per common share before cumulative effect of change in accounting principle	$1.22	$1.28	$2.45	$2.44
Diluted net income per common share	1.22	1.28	2.40	2.44

     Options to purchase an average 8.6 million and 6.2 million shares of common stock at exercise prices ranging from $55.47 — $71.58 and $56.74 — $71.58 were outstanding during the three months ended June 30, 2006 and 2005, respectively, and options to purchase an average 7.5 million and 6.2 million shares of common stock at exercise prices ranging from $56.19 — $71.58 and $57.15 - $71.58 were outstanding during the six months ended June 30, 2006 and 2005, respectively, but were not included in the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of common shares for the period.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 8 — Share-Based Compensation
     Share-based compensation expense is charged to “salaries expense” on the consolidated statements of income. The components of share-based compensation for all share-based compensation plans and related tax benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Share-based compensation expense:
Comerica Incorporated share-based plans	$14	$12	$33	$21
Munder share-based plans	2	1	4	1

Total share-based compensation expense	$16	$13	$37	$22

Related tax benefits recognized in net income	$5	$5	$13	$8

     The following table summarizes unrecognized compensation expense for all share-based plans at June 30, 2006:

June 30,
(dollar amounts in millions)	2006

Comerica Incorporated share-based plans	$90
Munder share-based plans	12

Total unrecognized share-based compensation expense	$102

Weighted-average expected recognition period	2.7 years

Comerica Incorporated Share-Based Compensation Plans
     The Corporation has share-based compensation plans under which it awards both shares of restricted stock to key executive officers and key personnel, and stock options to executive officers, directors and key personnel of the Corporation and its subsidiaries. Restricted stock vests over periods ranging from three to five years. Stock options vest over periods ranging from one to four years. The maturity of each option is determined at the date of grant; however, no options may be exercised later than ten years and one month from the date of grant. The options may have restrictions regarding exercisability. The plans provide for a grant of up to 13.2 million common shares, plus shares currently outstanding under certain plans that are forfeited, expire or cancelled. At June 30, 2006, 13.2 million shares remained available for grant. Substantially all restricted stock and stock option grants planned for 2006 occurred in the first quarter 2006, while substantially all restricted stock and stock option grants for 2005 occurred in the second quarter 2005.
     The Corporation used a binomial model to value stock options granted subsequent to March 31, 2005. Previously, a Black-Scholes option-pricing model was used. Option valuation models require several inputs, including the expected stock price volatility, and changes in input assumptions can materially affect the fair value estimates. The model used may not necessarily provide a reliable single measure of the fair value of employee and director stock options. The risk-free interest rate assumption used in the binomial option-pricing model as outlined in the table below was based on the federal ten-year treasury interest rate. The expected dividend yield was based on the historical and projected dividend yield patterns of the Corporation. Expected volatility assumptions during the first six months of 2006 considered the historical volatility of the Corporation’s common stock over a ten-year period and implied volatility based on actively traded options on the Corporation’s common stock with pricing terms and trade dates similar to the stock options granted. Previously, only historical volatility was considered under the binomial model. The expected life of employee and director stock options, which is an output of the binomial model, considered the percentage of vested shares estimated to be cancelled over the life of the grant and was based on the historical exercise behavior of the option holders.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 8 — Share-Based Compensation (continued)
     The weighted-average assumptions used were as follows:

	Binomial Model
	Six Months Ended	Three Months Ended
	June 30, 2006	June 30, 2005

Risk-free interest rate	4.7%	4.4%
Expected dividend yield	3.9	3.9
Expected volatility factors of the market
price of Comerica common stock	24.0	28.6
Expected option life (in years)	6.5	6.5

     A summary of the Corporation’s stock option activity and related information for the six months ended June 30, 2006 follows:

		Weighted-Average
	Number of		Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic Value
	(in thousands)	per Share	Term	(in millions)

Outstanding-January 1, 2006	18,291	$53.64
Granted (weighted-average grant-date fair value of $12.25 per share*)	2,580	56.47
Forfeited or expired	(232)	53.40
Exercised	(751)	31.85

Outstanding-June 30, 2006	19,888	$54.80	6.0 years	$50

Outstanding, net of expected forfeitures — June 30, 2006	19,412	$54.79	6.0 years	$50

Exercisable-June 30, 2006	13,369	$55.29	4.7 years	$43

*	$13.56 per share for options granted during the six months ended June 30, 2005.
     The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at June 30, 2006, based on the Corporation’s closing stock price of $51.99 as of June 30, 2006. The total intrinsic value of stock options exercised was $19 million and $16 million for the six months ended June 30, 2006 and 2005, respectively.
     Cash received from the exercise of stock options during the six months ended June 30, 2006 and 2005 totaled $23 million and $18 million, respectively. The excess income tax benefit realized for the tax deductions from the exercise of these options during the six months ended June 30, 2006 and 2005 totaled $7 million and $6 million, respectively.
     A summary of the Corporation’s restricted stock activity and related information for the six months ended June 30, 2006 follows:

	Number of	Weighted-Average
	Shares	Grant-Date
	(in thousands)	Fair Value per Share

Outstanding-January 1, 2006	838	$51.93
Granted	431	56.51
Forfeited	(18)	53.45
Vested	(91)	45.59

Outstanding-June 30, 2006	1,160	$54.11

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 8 — Share-Based Compensation (continued)
     The total fair value of restricted stock awards that fully vested during the six months ended June 30, 2006 and 2005 was $5 million and $1 million, respectively.
     The Corporation expects to satisfy the exercise of stock options and future grants of restricted stock by issuing shares of common stock out of treasury. As of June 30, 2006, the Corporation held 16.5 million shares in treasury.
Share-Based Compensation Plans of the Corporation’s Munder Subsidiary
     The Corporation’s Munder subsidiary has share-based compensation plans under which it awards ownership shares (points) in the subsidiary to key executive officers and key personnel. At June 30, 2006, no points remained available for grant under the plans.
     For further information on the Corporation’s share-based compensation plans, refer to Note 1 to these consolidated financial statements and Notes 1 and 14 to the consolidated financial statements in the Corporation’s 2005 Annual Report.
Note 9 — Employee Benefit Plans
     Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

	Three Months Ended		Six Months Ended
Qualified Defined Benefit Pension Plan	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Service cost	$6	$6	$15	$15
Interest cost	12	12	29	27
Expected return on plan assets	(19)	(21)	(45)	(46)
Amortization of unrecognized prior service cost	1	2	3	3
Amortization of unrecognized net loss	4	5	11	10

Net periodic benefit cost	$4	$4	$13	$9

	Three Months Ended		Six Months Ended
Non-Qualified Defined Benefit Pension Plan	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Service cost	$1	$1	$2	$2
Interest cost	2	2	3	3
Amortization of unrecognized prior service cost	(1)	(1)	(1)	(1)
Amortization of unrecognized net loss	2	1	3	2

Net periodic benefit cost	$4	$3	$7	$6

	Three Months Ended		Six Months Ended
Postretirement Benefit Plan	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Interest cost	$1	$1	$2	$2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized transition obligation	1	1	2	2

Net periodic benefit cost	$1	$1	$2	$2

     For further information on the Corporation’s employee benefit plans, refer to Note 15 to the consolidated financial statements in the Corporation’s 2005 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 — Derivative Instruments
     The following table presents the composition of derivative instruments, excluding commitments, held or issued for risk management purposes, and in connection with customer-initiated and other activities.

	June 30, 2006				December 31, 2005
	Notional/				Notional/
	Contract	Unrealized	Unrealized	Fair	Contract	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value	Amount	Gains	Losses	Value
(in millions)	(1)	(2)		(3)	(1)	(2)		(3)

Risk management
Interest rate contracts:
Swaps — cash flow	$8,000	$—	$176	$(176)	$9,205	$—	$144	$(144)
Swaps — fair value	2,354	58	41	17	2,250	107	4	103

Total interest rate contracts	10,354	58	217	(159)	11,455	107	148	(41)
Foreign exchange contracts:
Spot and forwards	574	7	5	2	367	3	8	(5)
Swaps	36	2	—	2	44	—	—	—

Total foreign exchange contracts	610	9	5	4	411	3	8	(5)

Total risk management	10,964	67	222	(155)	11,866	110	156	(46)

Customer-initiated and other
Interest rate contracts:
Caps and floors written	267	—	3	(3)	267	—	1	(1)
Caps and floors purchased	252	3	—	3	267	1	—	1
Swaps	3,683	53	44	9	3,270	30	22	8

Total interest rate contracts	4,202	56	47	9	3,804	31	23	8
Energy derivative contracts:
Caps and floors written	346	—	31	(31)	344	—	32	(32)
Caps and floors purchased	346	31	—	31	344	32	—	32
Swaps	165	15	15	—	291	12	12	—

Total energy derivative contracts	857	46	46	—	979	44	44	—
Foreign exchange contracts:
Spot, forwards, futures and options	2,275	26	22	4	5,453	32	34	(2)
Swaps	10	—	—	—	21	—	—	—

Total foreign exchange contracts	2,285	26	22	4	5,474	32	34	(2)

Total customer-initiated and other	7,344	128	115	13	10,257	107	101	6

Total derivative instruments	$18,308	$195	$337	$(142)	$22,123	$217	$257	$(40)

(1)	Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk, and are not reflected in the consolidated balance sheets.

(2)	Unrealized gains represent receivables from derivative counterparties, and therefore expose the Corporation to credit risk. Credit risk, which excludes the effects of any collateral or netting arrangements, is measured as the cost to replace, at current market rates, contracts in a profitable position.

(3)	The fair values of derivative instruments represent the estimated amounts the Corporation would receive or pay to terminate or otherwise settle the contracts at the balance sheet date. The fair values of all derivative instruments are reflected in the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 - Derivative Instruments (continued)
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
     For hedge relationships accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” at inception of the hedge the Corporation uses the short-cut method if it qualifies, or applies dollar offset or statistical regression analysis to assess effectiveness. The short-cut method is used for fair value hedges of medium and long-term debt. This method allows for the assumption of zero hedge ineffectiveness and eliminates the requirement to further assess hedge effectiveness on these transactions. For SFAS No. 133 hedge relationships to which the Corporation does not apply the short-cut method, dollar offset or statistical regression analysis is used at inception and for each reporting period thereafter to assess whether the derivative used has been and is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Net hedge ineffectiveness is recorded in “other noninterest income” on the consolidated statements of income.
     The following table presents net hedge ineffectiveness gains (losses) by risk management hedge type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in millions)	2006	2005	2006	2005

Cash Flow Hedges	$—	$3	$(2)	$—
Fair Value Hedges	—	—	—	—
Foreign Currency Hedges	—	—	—	—

Total	$—	$3	$(2)	$—

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
     As part of a cash flow hedging strategy, the Corporation entered into predominantly 2 to 3 year interest rate swap agreements (weighted-average original maturity of 2.9 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the next 2 to 3 years. Approximately 17 percent ($8 billion) of outstanding loans were designated as hedged items to interest rate swap agreements at June 30, 2006. During the three and six month periods ended June 30, 2006, interest rate swap agreements designated as cash flow hedges decreased interest and fees on loans by $33 million and $58 million, respectively, compared to an increase of $3 million and $20 million, respectively, for the comparable periods last year. If interest rates, interest yield curves and notional amounts remain at current levels, the Corporation expects to reclassify $75 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with existing and forecasted floating-rate loans.
     Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs cash instruments, such as investment securities, as well as derivative instruments, to manage exposure to these and other risks. In addition, the Corporation uses foreign exchange forward and option contracts to protect the value of its foreign currency investment in foreign subsidiaries. Realized and unrealized gains and losses from foreign exchange forward and option contracts used to protect the value of investments in foreign subsidiaries are not included in the statement of income, but are shown in the accumulated foreign currency translation

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 — Derivative Instruments (continued)
adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets. During the three and six month periods ended June 30, 2006, in accordance with SFAS No. 52, “Foreign Currency Translation,” the Corporation recognized net gains of $1 million and $2 million, respectively, in accumulated foreign currency translation adjustment, related to the forward foreign exchange contracts.
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
     The following table summarizes the expected maturity distribution of the notional amount of risk management interest rate swaps and provides the weighted-average interest rates associated with amounts to be received or paid on interest rate swap agreements as of June 30, 2006. Swaps have been grouped by asset and liability designation.

Remaining Expected Maturity of Risk Management Interest Rate Swaps:
							June 30,	Dec. 31,
						2011-	2006	2005
(dollar amounts in millions)	2006	2007	2008	2009	2010	2026	Total	Total

Variable rate asset designation:
Generic receive fixed swaps	$1,800	$3,000	$3,200	$—	$—	$—	$8,000	$9,200

Weighted average: (1)
Receive rate	3.47%	4.97%	7.02%	—%	—%	—%	5.45%	5.37%
Pay rate	6.00	6.89	8.03	—	—	—	7.15	6.30

Fixed rate asset designation:
Pay fixed swaps
Amortizing	$1	$2	$1	$—	$—	$—	$4	$5

Weighted average: (2)
Receive rate	4.33%	4.32%	4.31%	—%	—%	—%	4.32%	3.27%
Pay rate	3.54	3.53	3.52	—	—	—	3.53	3.53

Medium- and long-term debt designation:
Generic receive fixed swaps	$100	$450	$350	$100	$—	$1,350	$2,350	$2,250

Weighted average: (1)
Receive rate	2.95%	5.82%	6.17%	6.06%	—%	5.92%	5.82%	5.85%
Pay rate	5.24	5.17	5.08	4.99	—	5.18	5.16	4.34

Total notional amount	$1,901	$3,452	$3,551	$100	$—	$1,350	$10,354	$11,455

(1)	Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at June 30, 2006

(2)	Variable rates received are based on six-month LIBOR or one-month Canadian Dollar Offered Rates in effect at June 30, 2006

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 — Derivative Instruments (continued)
     The Corporation had commitments to purchase investment securities for its trading account portfolio totaling $3 million at June 30, 2006 and $6 million at December 31, 2005. Commitments to sell investment securities related to the trading account portfolio totaled $3 million at June 30, 2006 and $6 million at December 31, 2005. Outstanding commitments expose the Corporation to both credit and market risk.
Customer-Initiated and Other
     Fee income is earned from entering into various transactions, principally foreign exchange contracts, interest rate contracts, and energy derivative contracts at the request of customers. The Corporation mitigates market risk inherent in customer-initiated interest rate and energy contracts by taking offsetting positions, except in those circumstances when the amount, tenor and/or contracted rate level results in negligible economic risk, whereby the cost of purchasing an offsetting contract is not economically justifiable. For customer-initiated foreign exchange contracts, the Corporation mitigates most of the inherent market risk by taking offsetting positions and manages the remainder through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly.
     For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized less than $0.5 million of net gains in both the three month periods ended June 30, 2006 and 2005, and $1 million of net gains in both the six month periods ended June 30, 2006 and 2005, which were included in “other noninterest income” in the consolidated statements of income. The fair value of derivative instruments held or issued in connection with customer-initiated activities, including those customer-initiated derivative contracts where the Corporation does not enter into an offsetting derivative contract position, is included in the table on page 18.
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

	Six Months Ended	Year Ended	Six Months Ended
(in millions)	June 30, 2006	December 31, 2005	June 30, 2005

Average unrealized gains	102	$77	$78
Average unrealized losses	93	74	73
Noninterest income	20	39	19

Derivative Instrument Activity
     The following table provides a reconciliation of the beginning and ending notional amounts for risk management and customer-initiated and other derivative instruments for the six months ended June 30, 2006.

	Risk Management			Customer-Initiated and Other
	Interest	Foreign		Interest	Energy	Foreign
	Rate	Exchange		Rate	Derivative	Exchange
(in millions)	Contracts	Contracts	Total	Contracts	Contracts	Contracts	Total

Balance at January 1, 2006	$11,455	$411	$11,866	$3,804	$979	$5,474	$10,257
Additions	100	2,863	2,963	1,329	117	50,073	51,519
Maturities/amortizations	(1,201)	(2,660)	(3,861)	(921)	(79)	(53,262)	(54,262)
Terminations	—	(4)	(4)	(10)	(160)	—	(170)

Balance at June 30, 2006	$10,354	$610	$10,964	$4,202	$857	$2,285	$7,344

     Additional information regarding the nature, terms and associated risks of derivative instruments can be found in the Corporation’s 2005 Annual Report on page 50 and in Notes 1 and 19 to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 11 — Standby and Commercial Letters of Credit and Financial Guarantees
     The total contractual amounts of standby letters of credit and financial guarantees and commercial letters of credit at June 30, 2006 and December 31, 2005, which represents the Corporation’s credit risk associated with these instruments, are shown in the table below.

(in millions)	June 30, 2006	December 31, 2005

Standby letters of credit and financial guarantees	$6,473	$6,433
Commercial letters of credit	337	269

     Standby and commercial letters of credit and financial guarantees represent conditional obligations of the Corporation, which guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2015. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation may enter into participation arrangements with third parties, which effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $656 million of the $6,473 million of standby letters of credit and financial guarantees outstanding at June 30, 2006. At June 30, 2006, the carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $81 million.
Note 12 — Contingent Liabilities
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Business Segment Information
     The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank (formerly known as Small Business & Personal Financial Services), and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities. This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes the income and expense impact of equity, cash and the unallocated allowance for loan losses, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at June 30, 2006. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Business Segment Information (continued)
     Business segment financial results for the six months ended June 30, 2006 and 2005 are shown in the table below.

					Wealth & Institutional
(dollar amounts in millions)	Business Bank		Retail Bank		Management
Six Months Ended June 30,	2006	2005	2006	2005	2006	2005

Earnings summary:
Net interest income (expense) (FTE)	$647	$689	$316	$298	$77	$73
Provision for loan losses	8	18	14	(4)	(1)	(1)
Noninterest income	133	141	104	103	170	158
Noninterest expenses	364	301	297	258	193	167
Provision (benefit) for income taxes (FTE)	124	169	36	52	19	23
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(8)	—

Net income (loss)	$284	$342	$73	$95	$28	$42

Net loans charged-off	$22	$50	$13	$9	$—	$8

Selected average balances:
Assets	$38,778	$34,662	$6,728	$6,421	$3,871	$3,622
Loans	37,532	33,544	6,025	5,773	3,531	3,351
Deposits	18,412	20,116	16,723	16,835	2,485	2,433
Liabilities	19,327	20,859	16,724	16,824	2,514	2,439
Attributed equity	2,583	2,489	827	786	457	414

Statistical data:
Return on average assets (1)	1.46%	1.97%	0.82%	1.08%	1.46%	2.33%
Return on average attributed equity	21.98	27.48	17.50	24.10	12.34	20.37
Net interest margin (2)	3.47	4.12	3.80	3.58	4.40	4.36
Efficiency ratio	46.71	36.25	70.86	64.48	78.10	72.09

	Finance		Other		Total
Six Months Ended June 30,	2006	2005	2006	2005	2006	2005

Earnings summary:
Net interest income (expense) (FTE)	$(57)	$(115)	$—	$—	$983	$945
Provision for loan losses	—	—	(21)	(10)	—	3
Noninterest income	32	31	1	(4)	440	429
Noninterest expenses	—	—	—	31	854	757
Provision (benefit) for income taxes (FTE)	(15)	(36)	3	(10)	167	198
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(8)	—

Net income (loss)	$(10)	$(48)	$19	$(15)	$394	$416

Net loans charged-off	$—	$—	$—	$—	$35	$67

Selected average balances:
Assets	$5,456	$5,354	$1,114	$1,136	$55,947	$51,195
Loans	15	(15)	41	45	47,144	42,698
Deposits	4,106	474	(115)	34	41,611	39,892
Liabilities	12,047	5,618	226	369	50,838	46,109
Attributed equity	467	528	775	869	5,109	5,086

Statistical data:
Return on average assets (1)	N/M	N/M	N/M	N/M	1.41%	1.63%
Return on average attributed equity	N/M	N/M	N/M	N/M	15.42	16.36
Net interest margin (2)	N/M	N/M	N/M	N/M	3.82	4.04
Efficiency ratio	N/M	N/M	N/M	N/M	60.03	55.08

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE	— Fully Taxable Equivalent

N/M	— Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Business Segment Information (continued)
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Business Segment Information (continued)
     Market segment financial results for the six months ended June 30, 2006 and 2005 are shown in the table below.

(dollar amounts in millions)	Midwest & Other		Western		Texas
Six Months Ended June 30,	2006	2005	2006	2005	2006	2005

Earnings summary:
Net interest income (expense) (FTE)	$543	$537	$348	$383	$126	$119
Provision for loan losses	20	38	(3)	(19)	(2)	(9)
Noninterest income	301	298	62	60	37	37
Noninterest expenses	515	436	219	188	104	88
Provision (benefit) for income taxes (FTE)	87	112	70	102	20	26
Cumulative effect of change in accounting principle, net of tax	(8)	—	—	—	—	—

Net income (loss)	$214	$249	$124	$172	$41	$51

Net loans charged-off	$26	$41	$5	$15	$2	$8

Selected average balances:
Assets	$25,259	$24,883	$16,494	$13,340	$5,884	$5,056
Loans	23,862	23,585	15,886	12,794	5,621	4,876
Deposits	18,467	18,893	15,166	16,537	3,678	3,672
Liabilities	19,318	19,627	15,255	16,548	3,684	3,668
Attributed equity	2,176	2,134	1,091	1,032	514	456

Statistical data:
Return on average assets (1)	1.69%	2.01%	1.51%	1.96%	1.39%	2.00%
Return on average attributed equity	19.67	23.38	22.77	33.30	15.87	22.19
Net interest margin (2)	4.56	4.55	4.41	4.67	4.49	4.90
Efficiency ratio	61.00	52.20	53.34	42.45	64.06	56.59

			Finance &
	Florida		Other Businesses		Total
Six Months Ended June 30,	2006	2005	2006	2005	2006	2005

Earnings summary:
Net interest income (expense) (FTE)	$23	$21	$(57)	$(115)	$983	$945
Provision for loan losses	6	3	(21)	(10)	—	3
Noninterest income	7	7	33	27	440	429
Noninterest expenses	16	14	—	31	854	757
Provision (benefit) for income taxes (FTE)	2	4	(12)	(46)	167	198
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(8)	—

Net income (loss)	$6	$7	$9	$(63)	$394	$416

Net loans charged-off	$2	$3	$—	$—	$35	$67

Selected average balances:
Assets	$1,740	$1,426	$6,570	$6,490	$55,947	$51,195
Loans	1,719	1,413	56	30	47,144	42,698
Deposits	309	282	3,991	508	41,611	39,892
Liabilities	308	279	12,273	5,987	50,838	46,109
Attributed equity	86	67	1,242	1,397	5,109	5,086

Statistical data:
Return on average assets (1)	0.63%	0.97%	N/M	N/M	1.41%	1.63%
Return on average attributed equity	12.73	20.63	N/M	N/M	15.42	16.36
Net interest margin (2)	2.70	2.95	N/M	N/M	3.82	4.04
Efficiency ratio	54.31	49.28	N/M	N/M	60.03	55.08

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE	— Fully Taxable Equivalent

N/M	— Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 14 — Pending Transactions
     In May 2006, the Corporation reached an agreement to sell its Mexican bank charter. The cash sale is subject to regulatory approvals, and is currently expected to close in the third quarter 2006. Subject to market effects, the Corporation expects that the sale will not result in a significant gain or loss. The effects of the sale will be reflected in the Corporation’s Business Bank business segment. As a result of this transaction, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” approximately $25 million of loans have been classified as assets held-for-sale which are included in “short-term investments” on the consolidated balance sheet at June 30, 2006. In addition, approximately $15 million of liabilities have been classified as liabilities held-for-sale which are included in “accrued expenses and other liabilities” on the consolidated balance sheet at June 30, 2006.
Note 15 — Pending Accounting Pronouncements
     In July 2006, the FASB issued FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” (FSP 13-2). FSP 13-2 requires a recalculation of the lease income from the inception of a leveraged lease if, during the lease term, the expected timing of the income tax cash flows generated from a leveraged lease is revised. Recalculations of affected leveraged leases would result in a one-time non-cash charge to be recognized as a change in accounting principle via a cumulative adjustment to the opening balance of retained earnings in the period of adoption. The amount of the charge, if any, related to the previously recognized lease income would be recognized as income over the remaining lives of the leveraged leases affected by the provision of FSP 13-2. FSP 13-2 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Corporation will adopt the provisions of FSP 13-2 in the first quarter 2007. The Corporation is currently evaluating the guidance contained in FSP 13-2 to determine the effect adoption of the guidance will have on the Corporation’s financial condition and results of operations.
     In July 2006, the FASB also issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes,” and requires the Corporation to recognize, in its financial statements, the impact of a tax position, if it is more likely than not that the tax position is valid and would be sustained on audit, including resolution of related appeals or litigation processes, if any. Only tax positions that meet the “more likely than not” recognition criteria at the effective date may be recognized or continue to be recognized in the financial statements upon the adoption of FIN 48. The Interpretation provides guidance on measurement, de-recognition of tax benefits, classification, accounting disclosure, and transition requirements in accounting for uncertain tax positions. Changes in the amount of tax benefits recognized resulting from the application of the provisions of this Interpretation would result in a one-time non-cash charge to be recognized as a change in accounting principle via a cumulative adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Corporation will adopt the provisions of FIN 48 in the first quarter 2007 and is currently evaluating the guidance contained in FIN 48 to determine the effect adoption of the guidance will have on the Corporation’s financial condition and results of operations.
Note 16 — Subsequent Event
     On July 20, 2006, the Corporation announced that it is considering the sale of its stake in Munder Capital Management (Munder), which provides investment advisory services to institutions, municipalities, unions, charitable organizations and private investors, and also serves as investment advisor for Munder Funds. The Corporation has retained Morgan Stanley and Co., Incorporated to act as financial advisor. There is no assurance that a transaction will occur. As of June 30, 2006, Munder had approximately $41 billion in total assets under management. These assets include $9 billion in actively managed equity securities; $6 billion in fixed income securities; $10 billion in cash management assets; and $16 billion in index assets. Munder’s contribution to the Corporation’s pre-tax income was $8 million for the first six months of 2006, which excludes the $12 million pre-tax cumulative effect of adopting SFAS No. 123(R), related to the accounting for options and restricted shares of Munder. Munder’s contribution to the Corporation’s pre-tax income for 2005 was $18 million, which excludes the $53 million pre-tax gain on the sale of its interest in Framlington Group Limited. The Corporation intends to use the proceeds from any sale of Munder to advance its strategy of investing in growth markets and businesses, and to repurchase shares.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 16 — Subsequent Event (continued)
     In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” approximately $65 million of goodwill and an immaterial amount of other assets and liabilities will become assets held-for-sale. The income statement impact associated with the Munder operations held-for-sale, currently included in the Corporation’s Wealth & Institutional Management segment, will be included in discontinued operations in the consolidated statements of income in future reports.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net income for the three months ended June 30, 2006 was $200 million, a decrease of $17 million, or eight percent, from $217 million reported for the three months ended June 30, 2005. Quarterly diluted net income per share decreased five percent to $1.22 in the second quarter 2006, compared to $1.28 in the same period a year ago. Return on average common shareholders’ equity was 15.50 percent and return on average assets was 1.41 percent for the second quarter 2006, compared to 16.99 percent and 1.68 percent, respectively, for the comparable quarter last year. The decrease in net income in the second quarter 2006 from the comparable quarter last year resulted primarily from a $25 million increase in the provision for loan losses and a $22 million increase in noninterest expenses, resulting principally from an increase in salaries and employee benefits expense, partially offset by a $19 million increase in net interest income.
     Net income for the first six months of 2006 was $394 million, or $2.40 per diluted share, compared to $416 million, or $2.44 per diluted share, for the comparable period last year, decreases of five percent and two percent, respectively. Net income in the first six months of 2006 was reduced by $8 million, or $0.05 per diluted share, due to a cumulative effect of a change in accounting principle. Return on average common shareholders’ equity was 15.42 percent and return on average assets was 1.41 percent for the first six months of 2006, compared to 16.36 percent and 1.63 percent, respectively, for the first six months of 2005. The $22 million decrease in net income for the six months ended June 30, 2006 from the comparable period a year ago resulted primarily from a $97 million increase in noninterest expenses, resulting principally from increases in salaries expense, the provision for credit losses on lending-related commitments and interest expense on tax liabilities, partially offset by a $38 million increase in net interest income and an $11 million increase in noninterest income, resulting principally from an increase in net investment advisory revenue. In addition, the provision for federal income taxes was reduced by a $16 million adjustment in the first six months of 2006.
Net Interest Income
     The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended June 30, 2006. On a FTE basis, net interest income increased $19 million to $503 million for the three months ended June 30, 2006, from $484 million for the comparable period in 2005, resulting primarily from loan growth and a greater contribution to rate spreads from noninterest-bearing deposits in a higher rate environment. Average earning assets increased $5.0 billion, or 10 percent, to $52.4 billion in the second quarter 2006, compared to the second quarter 2005, primarily due to a $4.6 billion, or 11 percent, increase in average loans to $47.8 billion in the second quarter 2006. The net interest margin (FTE) for the three months ended June 30, 2006 was 3.83 percent, compared to 4.09 percent for the comparable period in 2005. The decrease in the net interest margin (FTE) resulted from an increase of $1.4 billion in average loans (primarily low-rate) to the Corporation’s Financial Services Division (FSD) customers and a decrease of $1.2 billion in average FSD noninterest-bearing deposits, as well as competitive loan pricing and the margin impact of loan growth in excess of deposit growth. These decreases in the net interest margin (FTE) were partially offset by the greater contribution from noninterest-bearing deposits in a higher rate environment as discussed above. For further discussion of the effects of market rates on net interest income, refer to “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”
     Table II provides an analysis of net interest income for the first six months of 2006. On a FTE basis, net interest income for the six months ended June 30, 2006 was $983 million, compared to $945 million for the same period in 2005, an increase of $38 million. Average earning assets increased $4.6 billion, or 10 percent, to $51.7 billion, in the six months ended June 30, 2006, when compared to the same period in the prior year, primarily due to a $4.4 billion, or 10 percent, increase in average loans to $47.1 billion in the six months ended June 30, 2006. The net interest margin (FTE) for the six months ended June 30, 2006 decreased to 3.82 percent from 4.04 percent for the same period in 2005, due to the reasons cited in the quarterly discussion above.
     Net interest income and net interest margin are impacted by the operations of the Corporation’s Financial Services Division. FSD customers deposit large balances (primarily noninterest-bearing) and the Corporation pays certain customer services expenses (included in “noninterest expenses” on the consolidated statements of income) and/or makes low-rate loans (included in “net interest income” on the consolidated statements of income) to such customers. Footnote (1) to Tables I and II displays average FSD loans and deposits, with related interest income/expense and average rates. As shown in footnote (2) to Tables I and II, the impact of FSD loans (primarily low-rate) on net interest margin (assuming the loans were funded by FSD noninterest-bearing deposits) was a decrease of 18 basis points and 20 basis points in the three and six month periods ended June 30, 2006, respectively, compared to a decrease of nine basis points and 11 basis points for the comparable periods in the prior year.
     Management currently expects average full-year 2006 net interest margin of about 3.80 percent.

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE)

	Three Months Ended
	June 30, 2006			June 30, 2005
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (1) (2)	$27,587	$467	6.80%	$24,122	$329	5.46%
Real estate construction loans	3,816	82	8.63	3,101	54	6.99
Commercial mortgage loans (1)	9,229	166	7.24	8,513	129	6.06
Residential mortgage loans	1,537	23	6.02	1,357	20	5.75
Consumer loans	2,533	45	7.07	2,673	38	5.75
Lease financing	1,299	14	4.10	1,283	13	4.08
International loans	1,801	31	6.88	2,185	31	5.77
Business loan swap income (expense)	—	(33)	—	—	3	—

Total loans (2)	47,802	795	6.67	43,234	617	5.72

Investment securities available-for-sale	4,088	45	4.27	3,681	34	3.67
Short-term investments	481	8	6.31	497	5	4.54

Total earning assets	52,371	848	6.47	47,412	656	5.54

Cash and due from banks	1,561			1,697
Allowance for loan losses	(485)			(645)
Accrued income and other assets	3,164			3,171

Total assets	$56,611			$51,635

Money market and NOW deposits (1)	$15,330	106	2.78	$17,190	77	1.80
Savings deposits (1)	1,480	3	0.75	1,568	1	0.42
Certificates of deposit (1) (3)	6,216	60	3.83	5,409	35	2.56
Institutional certificates of deposit	4,327	54	5.04	100	1	3.17
Foreign office time deposits	1,093	13	4.87	738	8	4.23

Total interest-bearing deposits	28,446	236	3.33	25,005	122	1.96

Short-term borrowings	3,720	45	4.90	1,182	9	3.06
Medium- and long-term debt	4,538	64	5.65	4,314	41	3.83

Total interest-bearing sources	36,704	345	3.77	30,501	172	2.26

Noninterest-bearing deposits (1)	13,575			14,995
Accrued expenses and other liabilities	1,186			1,039
Common shareholders’ equity	5,146			5,100

Total liabilities and shareholders’ equity	$56,611			$51,635

Net interest income/rate spread (FTE)		$503	2.70		$484	3.28

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			1.13			0.81

Net interest margin (as a percentage of average earning assets) (FTE) (2)			3.83%			4.09%

(1) FSD balances included above:
Loans (primarily low-rate)	$2,557	$4	0.60%	$1,139	$1	0.55%
Interest-bearing deposits	1,764	17	3.88	2,569	18	2.77
Noninterest-bearing deposits	4,793			5,949
(2) Impact of FSD loans (primarily low-rate) on the following:
Commercial loans			(0.63)%			(0.24)%
Total loans			(0.34)			(0.14)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			(0.18)			(0.09)
(3) Excludes institutional certificates of deposit

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE) (continued)

		Three Months Ended
		June 30, 2006/June 30, 2005
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume*	(Decrease)

Loans	$98	$80	$178
Investment securities available-for-sale	6	5	11
Short-term investments	3	—	3

Total earning assets	107	85	192

Interest-bearing deposits	61	(1)	60
Short-term borrowings	5	31	36
Medium- and long-term debt	20	3	23

Total interest-bearing sources	86	33	119

Net interest income/rate spread (FTE)	$21	$52	$73

*	Rate/Volume variances are allocated to variances due to volume.

Table II — Year-to-date Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE)

	Six Months Ended
	June 30, 2006			June 30, 2005
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (1) (2)	$27,106	$879	6.54%	$23,688	$615	5.23%
Real estate construction loans	3,674	154	8.44	3,077	103	6.74
Commercial mortgage loans (1)	9,114	321	7.11	8,415	247	5.92
Residential mortgage loans	1,515	45	5.95	1,333	38	5.67
Consumer loans	2,596	90	6.94	2,703	74	5.53
Lease financing	1,298	27	4.06	1,272	26	4.10
International loans	1,841	61	6.72	2,210	61	5.60
Business loan swap income (expense)	—	(58)	—	—	20	—

Total loans (2)	47,144	1,519	6.49	42,698	1,184	5.59

Investment securities available-for-sale	4,121	89	4.19	3,735	69	3.64
Short-term investments	413	13	6.25	598	11	3.92

Total earning assets	51,678	1,621	6.30	47,031	1,264	5.41

Cash and due from banks	1,604			1,668
Allowance for loan losses	(498)			(665)
Accrued income and other assets	3,163			3,161

Total assets	$55,947			$51,195

Money market and NOW deposits (1)	$15,959	211	2.67	$17,499	146	1.68
Savings deposits (1)	1,478	5	0.70	1,575	3	0.41
Certificates of deposit (1) (3)	6,053	111	3.68	5,301	64	2.42
Institutional certificates of deposit	3,480	84	4.89	232	3	2.68
Foreign office time deposits	1,050	24	4.58	725	14	3.98

Total interest-bearing deposits	28,020	435	3.13	25,332	230	1.83

Short-term borrowings	3,736	87	4.71	814	12	2.97
Medium- and long-term debt	4,285	116	5.45	4,295	77	3.61

Total interest-bearing sources	36,041	638	3.57	30,441	319	2.11

Noninterest-bearing deposits (1)	13,591			14,560
Accrued expenses and other liabilities	1,206			1,108
Common shareholders’ equity	5,109			5,086

Total liabilities and shareholders’ equity	$55,947			$51,195

Net interest income/rate spread (FTE)		$983	2.73		$945	3.30

FTE adjustment		$2			$2

Impact of net noninterest-bearing sources of funds			1.09			0.74

Net interest margin (as a percentage of average earning assets) (FTE) (2)			3.82%			4.04%

(1) FSD balances included above:
Loans (primarily low-rate)	$2,732	$7	0.51%	$1,224	$3	0.54%
Interest-bearing deposits	2,024	38	3.80	2,605	34	2.61
Noninterest-bearing deposits	4,738			5,549
(2) Impact of FSD loans (primarily low-rate) on the following:
Commericial loans			(0.68)%			(0.26)%
Total loans			(0.37)			(0.15)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			(0.20)			(0.11)
(3) Excludes institutional certificates of deposit

Table II — Year-to-date Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE) (continued)

		Six Months Ended
		June 30, 2006/June 30, 2005
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume*	(Decrease)

Loans	$184	$151	$335
Investment securities available-for-sale	12	8	20
Short-term investments	6	(4)	2

Total earning assets	202	155	357

Interest-bearing deposits	98	51	149
Short term borrowings	7	68	75
Medium- and long-term debt	39	—	39

Total interest-bearing sources	144	119	263

Net interest income/rate spread (FTE)	$58	$36	$94

*	Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses
     The provision for loan losses was $27 million for the second quarter 2006, compared to a provision of $2 million for the same period in 2005. The provision for loan losses for the first six months of 2006 million was zero, compared to a provision of $3 million for the same period in 2005. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed in the section entitled “Allowance for Credit Losses and Nonperforming Assets.” The increase in the provision for loan losses in the three-month period ended June 30, 2006, when compared to the same period in 2005, resulted primarily from loan growth and a leveling off of credit quality trends. These credit trends reflect improving economic conditions in certain of the Corporation’s primary geographic markets. While the economic conditions in the Corporation’s Michigan market deteriorated moderately over the last year, the economic conditions in both the Western and Texas markets have continued to improve somewhat faster than growth in the national economy. The Michigan Business Activity index compiled by the Corporation for the first five months of 2006 declined approximately three percent, compared to the same period of 2005. Intense restructuring efforts in the Michigan-based automotive sector are creating a significant drag on the state economy. Forward-looking indicators suggest that economic conditions in the Corporation’s primary markets are likely to resemble recent trends for the remainder of 2006.
     The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was $1 million and $14 million for the three and six month periods ended June 30, 2006, compared to a negative provision of $3 million and a negative provision of $6 million for the comparable periods in 2005. This increase was primarily the result of an increase in specific reserves related to unused commitments to extend credit to customers in the automotive industry.
     Management currently expects credit-related net charge-offs of 15 to 20 basis points for full year 2006. Also, management currently expects a provision for credit losses, which includes both loan losses and credit losses on lending-related commitments, slightly in excess of credit-related net charge-offs for the remainder of 2006.
Noninterest Income
     Noninterest income was $225 million for the three months ended June 30, 2006, an increase of $6 million, or three percent, over the same period in 2005. Net investment advisory revenue increased $7 million, to $19 million in the second quarter 2006, compared to $12 million in the second quarter 2005, due to significant increases in assets under management in equity funds resulting from new customers. Certain categories included in “other noninterest income” on the consolidated statements of income are highlighted in the table below.
     Noninterest income was $440 million for first six months of 2006, an increase of $11 million, or three percent, over the same period in 2005. Net investment advisory revenue increased $14 million, to $36 million in the first six months of 2006, compared to $22 million in the same period in 2005 for the reasons cited in the quarterly discussion above. In addition, the Corporation recorded an impairment charge of $5 million on certain assets held-for-sale during the first six months of 2006. Certain categories included in “other noninterest income” on the consolidated statements of income are highlighted in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Other noninterest income
Risk management hedge ineffectiveness gains (losses) from interest rate and foreign exchange contracts	$(1)	$5	$(3)	$—
Net income distributions (net write-downs) from unconsolidated venture capital and private equity investments	—	(5)	2	(4)

     Management currently expects low-single digit growth in noninterest income, excluding net gain on sales of businesses, in the full-year 2006, compared to 2005.

Noninterest Expenses
     Noninterest expenses were $405 million for the three months ended June 30, 2006, an increase of $22 million, or six percent, from the comparable period in 2005. Salaries and employee benefits expense, the largest category of noninterest expenses, increased $15 million, or six percent, in the second quarter 2006, compared to the second quarter 2005 due mostly to increases in regular salaries, resulting primarily from annual merit increases and increases in retention expense, and share-based compensation expense. The provision for credit losses on lending-related commitments was $1 million in the second quarter 2006, compared to a negative $3 million in the second quarter 2005. The $4 million increase was primarily due to an increase in specific reserves related to unused commitments to extend credit to customers in the automotive industry. Interest expense on tax liabilities, included in “other noninterest expenses” on the consolidated statements of income, declined $9 million in the second quarter 2006, when compared to same period in 2005, primarily as a result of a $6 million second quarter 2006 settlement of various refund claims discussed below in the section entitled “Provision for Income Taxes and Tax-related Interest”. This decline was offset by increases in various other categories of other noninterest expenses in the second quarter 2006, when compared to the second quarter 2005. Customer services expense, which represents compensation provided to customers and is one method to attract and retain title and escrow deposits in the Corporation’s Financial Services Division, was $9 million in the second quarter of 2006, a decrease of $1 million compared to $10 million for the second quarter of 2005. The amount of customer services expense varies from period to period as a result of changes in the level of noninterest-bearing deposits in the Corporation’s Financial Services Division and the earnings credit allowances provided on these deposits, as well as the competitive environment.
     The following table summarizes the various components of salaries and employee benefits expense.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Salaries
Salaries — regular	$158	$148	$313	$292
Severance	1	1	2	2
Incentives	35	35	64	70
Share-based compensation	16	13	37	22

Total salaries	210	197	416	386
Employee benefits
Pension expense	7	8	19	16
Other employee benefits	39	36	78	75

Total employee benefits	46	44	97	91

Total salaries and employee benefits	$256	$241	$513	$477

     Noninterest expenses for the first six months of 2006 were $854 million, an increase of $97 million, or 13 percent, from the comparable period in 2005. The increase was primarily due to increases in regular salaries ($21 million), the provision for credit losses on lending-related commitments ($20 million), share-based compensation ($15 million), and interest expense on tax liabilities ($15 million). The increase in regular salaries in the first six months of 2006, when compared to the first six months of 2005, resulted mostly from annual merit increases, increases in retention expense, and increases in contract labor costs associated with technology-related projects. The provision for credit losses on lending-related commitments was $14 million for the six months ended June 30, 2006, compared to a negative $6 million in the comparable 2005 period. The increase in the provision for credit losses on lending-related commitments was due to the same reasons cited in the quarterly discussion above. Share-based compensation expense increased primarily as a result of adopting the requisite service period provisions of SFAS No. 123(R) effective January 1, 2006, as discussed in Notes 1 and 8 to the consolidated financial statements. Interest expense on tax liabilities increased $15 million, to $20 million for the six months ended June 30, 2006, compared to the same period in 2005, for the reasons cited below in the section entitled “Provision for Income Taxes and Tax-related Interest.” Customer services expense was $22 million in the first six months of 2006, an increase of $1 million compared to $21 million for the same period in 2005.
     Management currently expects low-single digit noninterest expense growth, excluding the provision for credit losses on lending-related commitments, in the full-year 2006, compared to 2005.

Provision for Income Taxes and Tax-related Interest
     The provision for income taxes for the second quarter 2006 was $95 million, compared to $100 million for the same period a year ago. The effective tax rate was 32 percent for both the second quarter 2006 and the second quarter 2005. For the six months ended June 30, 2006 and 2005, the provision for income taxes was $165 million and $196 million, respectively. For the six months ended June 30, 2006 and 2005, the effective tax rate was 29 percent and 32 percent, respectively. In the first quarter 2006, the IRS completed the examination of the Corporation’s federal tax returns for the years 1996 through 2000. Tax reserves were adjusted to reflect the resolution of those tax years, and to reflect an updated assessment of reserves on certain types of structured lease transactions and a series of loans to foreign borrowers. The effect of these adjustments decreased federal taxes ($16 million) and increased interest on tax liabilities ($23 million, $15 million after-tax) in the first quarter 2006. Tax-related interest was reduced by $6 million in the second quarter 2006 upon settlement of various refund claims with the IRS.
     Management currently expects the effective tax rate for the remainder of 2006 to be about 32 percent.
Change in Accounting Principle – Transition Adjustment
     SFAS No. 123(R), adopted on January 1, 2006, affected the accounting for grants of options and restricted shares in Munder Capital Management (Munder). The share-based compensation expense recorded in the first quarter of 2006 was based on the current valuation of Munder, instead of the valuation at the original grant date. The $8 million after-tax change in accounting principle on January 1, 2006 cumulatively recorded the new accounting. After a further valuation change was recorded at the end of March 2006, certain provisions in Munder’s option and restricted share plans were amended to eliminate the need for future valuation adjustments to its share-based compensation expense.
Business Segments
     The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance Division. Note 13 to the consolidated financial statements presents financial results of these business segments for the six months ended June 30, 2006 and 2005. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 13 to these consolidated financial statements and Note 23 to the consolidated financial statements in the Corporation’s 2005 Annual Report.
     The following table presents net income (loss) by business segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2006		2005

Business Bank	$284	74%	$342	71%
Retail Bank	73	19	95	20
Wealth & Institutional Management	28	7	42	9

	385	100%	479	100%
Finance	(10)		(48)
Other*	19		(15)

Total	$394		$416

*	Includes items not directly associated with the three major business segments or the Finance Division
     The Business Bank’s net income of $284 million decreased $58 million, or 17 percent, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Net interest income (FTE) was $647 million, a decrease of $42 million from the comparable prior year period. The decrease in net interest income (FTE) was primarily due to a decline in loan spreads, a $1.5 billion increase in average low-rate FSD loan balances, and an $1.4 billion decrease in average FSD deposit balances. These decreases were partially offset by a $2.9 billion, or seven percent, increase in average loan balances (excluding FSD) and an increase in deposit spreads from June 30,

2005 to June 30, 2006. The provision for loan losses decreased $10 million, primarily due to an improvement in credit quality trends, partially offset by the impact of loan growth. Noninterest income of $133 million for the six months ended June 30, 2006, decreased $8 million from the comparable prior year period, primarily due to a $7 million decrease in letter of credit fees and a $5 million impairment charge on assets held-for-sale recorded in the first quarter of 2006, partially offset by increases in various other categories. Noninterest expenses of $364 million for the six months ended June 30, 2006, increased $63 million from the same period in 2005, primarily due to a $23 million increase in the provision for credit losses on lending-related commitments, a $19 million increase in allocated net corporate overhead expenses, and an $8 million increase in salaries and employee benefits expense. The corporate overhead allocation rates used in the first six months of 2005 and full-year 2005 were seven and 10 percent, respectively. The corporate overhead allocation rate used in the first six months of 2006 was 13 percent. The three percentage point increase in rate in the first six months of 2006, when compared to the full year 2005, resulted mostly from income tax related items discussed in the section entitled “Provision for Income Taxes and Tax-related Interest” on page 36.
     The Retail Bank’s net income decreased $22 million, or 24 percent, to $73 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Net interest income (FTE) of $316 million increased $18 million from the comparable period in the prior year, primarily due to an increase in deposit spreads. The provision for loan losses increased $18 million, primarily due to loan growth and an increase in loan loss reserves for certain types of home equity loans. Noninterest income of $104 million increased $1 million from the comparable prior year period. Noninterest expenses of $297 million for the six months ended June 30, 2006, increased $39 million from the same period in the prior year, primarily due to an $18 million increase in allocated net corporate overhead expenses, an $8 million increase in salaries and employee benefits expense, and a $4 million increase in net occupancy and equipment expenses. Refer to the Business Bank discussion above for an explanation on the increase in allocated net corporate overhead expenses. The Corporation opened four banking centers in the second quarter 2006 and seven year-to-date, and is on target to open 24 banking centers in 2006, 23 of which are in the fastest growing markets.
     Wealth & Institutional Management’s net income decreased $14 million, or 33 percent, to $28 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Net interest income (FTE) of $77 million increased $4 million from the comparable period in the prior year, primarily due to a $180 million, or five percent, increase in average loan balances. The provision for loan losses remained stable in the first six months of 2006, when compared to the same period in 2005. Noninterest income of $170 million increased $12 million from the comparable prior year period, primarily due to a $14 million increase in net investment advisory revenue. Noninterest expenses of $193 million increased $26 million, primarily due to a $12 million increase in salaries and employee benefits expense and a $9 million increase in allocated net corporate overhead expenses. Refer to the Business Bank discussion above for an explanation on the increase in allocated net corporate overhead expenses. In addition, there was a transition adjustment of $8 million, net of taxes, related to the adoption of SFAS No. 123(R) recorded in the first quarter 2006 related to Munder share-based compensation plans.
     The net loss for the Finance Division was $10 million for the six months ended June 30, 2006, compared to a net loss of $48 million for the six months ended June 30, 2005. Contributing to the decrease in net loss was a $58 million increase in net interest income (FTE), primarily due to the rising rate environment in which interest income received from the lending-related business units rises more quickly than the longer-term value attributed to deposits generated by the business units.
     Net income in the Other category was $19 million for the six months ended June 30, 2006, compared to a net loss of $15 million for the six months ended June 30, 2005. The increase in net income was primarily due to an $11 million decrease in the unallocated provision for loan losses, which is not assigned to other segments. The remaining variance is due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expense is allocated to other segments.
Geographic Market Segments
     The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest & Other Markets, Western, Texas and Florida. Note 13 to the consolidated financial statements presents financial results of these market segments for the six months ended June 30, 2006 and 2005.

     The following table presents net income (loss) by market segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2006		2005

Midwest & Other Markets	$214	56%	$249	52%
Western	124	32	172	36
Texas	41	11	51	11
Florida	6	1	7	1

	385	100%	479	100%
Finance & Other Businesses*	9		(63)

Total	$394		$416

*	Includes items not directly associated with the three major business segments
     The Midwest and Other Markets’ net income decreased $35 million, or 14 percent, to $214 million, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Net interest income (FTE) of $543 million increased $6 million, primarily due to a $277 million, or one percent, increase in average loan balances and an increase in deposit spreads, partially offset by a $426 million, or two percent, decline in average deposit balances and a decrease in loan spreads. The provision for loan losses declined $18 million, primarily due to an improvement in credit quality trends, partially offset by loan growth. Noninterest income of $301 million for the six months ended June 30, 2006, increased $3 million from the comparable period in the prior year, primarily due to a $14 million increase in net investment advisory revenue, offset by a $6 million decrease in letter of credit fees and a $5 million impairment charge on assets held-for-sale recorded in the first quarter 2006. Noninterest expenses of $515 million increased $79 million, primarily due to a $26 million increase in allocated net corporate overhead expenses, a $23 million increase in the provision for credit losses on lending-related commitments, primarily related to customers in the automotive industry, a $16 million increase in salaries and employee benefits expense, and a $7 million increase in outside processing fee expense. The corporate overhead allocation rates used in the first six months of 2005 and full-year 2005 were seven and 10 percent, respectively. The corporate overhead allocation rate used in the first six months of 2006 was 13 percent. The three percentage point increase in rate in the first six months of 2006, when compared to the full year 2005, resulted mostly from income tax related items. In addition, there was a transition adjustment of $8 million, net of taxes, related to the adoption of SFAS No. 123(R) recorded in the first quarter 2006 related to Munder share-based compensation plans.
     The Western market’s net income decreased $48 million, or 28 percent, to $124 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Net interest income (FTE) of $348 million decreased $35 million from the comparable prior year period. The decrease in net interest income (FTE) was primarily due to a $1.5 billion increase in low-rate average FSD loan balances, a $1.4 billion decrease in average FSD deposit balances, and a decline in loan spreads (excluding FSD), partially offset by a $1.6 billion, or 14 percent, increase in average loan balances (excluding FSD). The provision for loan losses increased $16 million, primarily due to loan growth. Noninterest income of $62 million increased $2 million from the comparable period in the prior year. Noninterest expenses of $219 million increased $31 million, primarily due to a $13 million increase in allocated net corporate overhead expenses, a $6 million increase in salaries and employee benefits expense, a $2 million increase in net occupancy expenses, and $2 million increase in customer services expense in the Financial Services Division. Refer to the Midwest & Other Markets discussion above for an explanation on the increase in allocated net corporate overhead expenses.
     The Texas market’s net income decreased $10 million, or 19 percent, to $41 million, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Net interest income (FTE) of $126 million increased $7 million from the comparable period in the prior year. The increase in net interest income (FTE) was primarily due to a $745 million, or 15 percent, increase in average loan balances and an increase in deposit spreads, partially offset by a decrease in loan spreads. The provision for loan losses increased $7 million, primarily due to loan growth. Noninterest income remained relatively unchanged when compared to the same period in the prior year. Noninterest expenses of $104 million increased $16 million from the comparable period in the prior year, primarily due to a $7 million increase in allocated net corporate overhead expenses and a $4 million increase in salaries and employee benefits expense. Refer to the Midwest & Other Markets discussion above for an explanation on the increase in allocated net corporate overhead expenses.

     The Florida market’s net income decreased $1 million, or 21 percent, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Net interest income (FTE) increased $2 million from the comparable period in the prior year. The provision for loan losses increased $3 million, primarily due to a decline in the credit quality of a specific customer. Noninterest expenses increased $2 million from the same period in 2005.
     The net income in the Finance & Other Business segment was $9 million for the six months ended June 30, 2006, compared to a net loss of $63 million for the six months ended June 30, 2005. Net interest income (FTE) increased $58 million, primarily due to the rising rate environment in which interest income received from the lending-related business units rises more quickly than the longer-term value attributed to deposits generated by the business units. The unallocated provision for loan losses, which is not assigned to other segments, decreased $11 million. The remaining variance is due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expense is allocated to other segments.
     The following table lists the number of the Corporation’s banking centers by geographic market segments at June 30.

	2006	2005

Midwest & Other Markets	244	254
Western	65	52
Texas	61	54
Florida	8	6

Total	378	366

Financial Condition
     Total assets were $57.1 billion at June 30, 2006, compared to $53.0 billion at year-end 2005 and $54.7 billion at June 30, 2005. Total period-end loans increased $3.2 billion, or seven percent, to $46.4 billion from December 31, 2005 to June 30, 2006. Total loans, on an average basis, increased $2.6 billion, or six percent, to $47.8 billion in second quarter 2006, compared to $45.2 billion in fourth quarter 2005. Within average loans, nearly all businesses showed growth, including the National Dealer Services (22 percent), Commercial Real Estate (10 percent), Small Business (5 percent), and Middle Market (5 percent) loan portfolios, from the fourth quarter 2005 to the second quarter 2006. Average loans grew in all primary geographic markets, including Texas (11 percent), Western (7 percent) and Midwest & Other Markets (2 percent) from the fourth quarter 2005 to the second quarter 2006. Period-end short-term investments, primarily federal funds sold, increased $1.2 billion from December 31, 2005 to June 30, 2006.
     Management currently expects average loan growth for the full-year 2006 to be in the high-single digit range (excluding FSD loans), compared to 2005 levels.
     Total liabilities increased $4.0 billion, or eight percent, from $47.9 billion at December 31, 2005, to $51.9 billion at June 30, 2006. Total deposits increased $1.7 billion, or four percent, to $44.1 billion at June 30, 2006, from $42.4 billion at year-end 2005, as a result of a $2.9 billion increase in institutional certificates of deposit, offset by a $1.7 billion decrease in money market and NOW deposits. Deposits in the Corporation’s Financial Services Division, some of which are not expected to be long-lived, decreased to $8.1 billion at June 30, 2006, from $8.8 billion at December 31, 2005. Average deposits in the Corporation’s Financial Services Division decreased $1.9 billion, to $6.6 billion in the second quarter 2006, from $8.5 billion in the fourth quarter 2005, as the result of seasonality and slower real estate activity in the Corporation’s Western market. Average noninterest-bearing deposits in the Corporation’s Financial Services Division decreased $1.1 billion, to $4.8 billion in the second quarter 2006, from $5.9 billion in the fourth quarter 2005. Medium- and long-term debt increased from $4.0 billion at December 31, 2005 to $6.1 billion at June 30, 2006, due to the issuance of $2.1 billion of floating-rate bank notes under an existing medium-term program in the second quarter 2006. The Corporation used the proceeds primarily to fund new loans.
     Management expects the following for full-year 2006, based upon current trends:
•	Average FSD-related noninterest-bearing deposits of about $4.5 billion;

•	Average FSD loans (primarily low-rate) of about $2.6 billion; and

•	Customer services expense in FSD to be down compared to full-year 2005.
     To the extent that the level of noninterest-bearing deposits varies from this outlook, management expects that loan volumes will change commensurately.

Allowance for Credit Losses and Nonperforming Assets
     The allowance for credit losses is the combined allowance for loan losses and allowance for credit losses on lending-related commitments. The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The Corporation performs a detailed quarterly credit quality review on both large business and certain large personal purpose consumer and residential mortgage loans that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying projected loss ratios, based on numerous factors identified below, to the loans within each risk rating. In addition, a portion of the allowance is allocated to these remaining loans based on industry specific risks inherent in certain portfolios, including portfolio exposures to automotive, contractor, technology-related, entertainment, air transportation industries, and Small Business Administration loans. The portion of the allowance allocated to all other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends and trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis, including information on migration and loss given default studies from each of the three major domestic geographic markets, as well as mapping to bond tables. The allocated portion of the allowance was $441 million at June 30, 2006, a decrease of $19 million from December 31, 2005. The decrease resulted primarily from the impact of favorable migration data on projected loss factors, a decrease in loan specific reserves and a decrease in the reserve associated with industry specific and international risks.
     Actual loss ratios experienced in the future may vary from those projected. The uncertainty occurs because factors may exist which affect the determination of probable losses inherent in the loan portfolio and are not necessarily captured by the application of projected loss ratios or identified industry specific and international risks. An unallocated portion of the allowance is maintained to capture these probable losses. The unallocated allowance reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses. Factors that were considered in the evaluation of the adequacy of the Corporation’s unallocated allowance include the inherent imprecision in the risk rating system and the risk associated with new customer relationships. The unallocated allowance associated with the margin for inherent imprecision covers probable loan losses as a result of an inaccuracy in assigning risk ratings or stale ratings which may not have been updated for recent negative trends in particular credits. The unallocated allowance due to new business migration risk is based on an evaluation of the risk of rating downgrades associated with loans that do not have a full year of payment history. The unallocated allowance was $40 million at June 30, 2006, a decrease of $16 million from December 31, 2005. This decrease was primarily due to reduced new business migration risk reserves based on improved data.
     The total allowance for loan losses, including the unallocated amount, is available to absorb losses from any segment within the portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allocated allowance. Inclusion of other industry specific and international portfolio exposures in the allocated allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allocated allowance. Any of these events, or some combination thereof, may result in the need for additional provision for loan losses in order to maintain an adequate allowance.
     At June 30, 2006, the allowance for loan losses was $481 million, a decrease of $35 million from $516 million at December 31, 2005. The allowance for loan losses as a percentage of total period-end loans decreased to 1.04 percent at June 30, 2006, from 1.19 percent at December 31, 2005. The Corporation also maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unfunded commitments, letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheets. Lending-related commitments for which it is probable that the commitment will be drawn (or sold) are reserved with the same projected loss rates as loans, or with specific reserves. In general, the probability of draw is considered certain once the credit becomes a watch list credit (generally consistent with regulatory defined special mention, substandard and doubtful credits). Non-watch list credits have a lower probability of draw, to which standard loan loss rates are applied. The allowance for credit losses on lending-related commitments was $41 million at June 30, 2006, an increase of $8 million from $33 million at December 31, 2005, resulting primarily from an increase in specific reserves related to unused commitments to extend credit to customers in the automotive industry.
     Nonperforming assets at June 30, 2006 were $174 million, compared to $162 million at December 31, 2005, an increase of $12 million, or seven percent. The allowance for loan losses as a percentage of nonperforming assets decreased to 278 percent at June 30, 2006, from 319 percent at December 31, 2005.
     Nonperforming assets at June 30, 2006 and December 31, 2005 were categorized as follows:

	June 30,	December 31,
(in millions)	2006	2005

Nonaccrual loans:
Commercial	$74	$65
Real estate construction:
Real estate construction business line	5	3
Other	—	—

Total real estate construction	5	3
Commercial mortgage:
Commercial real estate business line	11	6
Other	35	29

Total commercial mortgage	46	35
Residential mortgage	1	2
Consumer	3	2
Lease financing	12	13
International	16	18

Total nonaccrual loans	157	138
Reduced-rate loans	—	—

Total nonperforming loans	157	138
Other real estate	17	24

Total nonperforming assets	$174	$162

Loans past due 90 days or more and still accruing	$15	$16

     The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2006	March 31, 2006	December 31, 2005

Nonaccrual loans at beginning of period	$122	$138	$186
Loans transferred to nonaccrual (1)	51	20	28
Nonaccrual business loan gross charge-offs (2)	(21)	(21)	(34)
Loans transferred to accrual status (1)	—	—	(11)
Nonaccrual business loans sold (3)	—	(9)	(4)
Payments/Other (4)	5	(6)	(27)

Nonaccrual loans at end of period	$157	$122	$138

(1) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(2) Analysis of gross loans charged-off:
Nonaccrual business loans	$21	$21	$34
Performing watch list loans	—	1	—
Consumer and residential mortgage loans	4	3	4

Total gross loans charged-off	$25	$25	$38

(3) Analysis of loans sold:
Nonaccrual business loans	$—	$9	$4
Performing watch list loans	15	30	15

Total loans sold	$15	$39	$19

(4) Net change related to nonaccrual loans with balances less than $2 million, other than business loan gross charge-offs and nonaccrual loans sold, are included in Payments/Other.

     Loans with balances greater than $2 million transferred to nonaccrual status were $51 million in the second quarter 2006, an increase of $31 million from $20 million in the first quarter 2006. There were two loans greater than $10 million transferred to nonaccrual in the second quarter 2006. These loans totaled $22 million and were to companies in the automotive ($11 million) and wholesale trade ($11 million) industries.
     The following table presents a summary of total internally classified nonaccrual and watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans) at June 30, 2006, March 31, 2006 and December 31, 2005. Total combined nonaccrual and watch list loans increased slightly in dollars and remained flat as a percentage of the total loan portfolio from December 31, 2005 to June 30, 2006.

(dollar amounts in millions)	June 30, 2006	March 31, 2006	December 31, 2005

Total nonaccrual and watch list loans	$2,058	$2,041	$1,917
As a percentage of total loans	4.4%	4.6%	4.4%

     The following table presents a summary of nonaccrual loans at June 30, 2006 and loans transferred to nonaccrual and net loan charge-offs during the three months ended June 30, 2006, based on the Standard Industrial Classification (SIC) code.

				Three Months Ended
(dollar amounts in millions)	June 30, 2006			June 30, 2006
			Loans Transferred to		Net Loan Charge-Offs
SIC Category	Nonaccrual Loans		Nonaccrual *		(Recoveries)

Automotive	$43	27%	$24	48%	$3	14%
Real estate	24	15	3	5	1	8
Services	19	12	—	—	3	16
Manufacturing	19	12	6	12	3	14
Wholesale trade	17	11	11	21	1	4
Entertainment	7	5	—	—	1	7
Airline transportation	7	4	—	—	(1)	(4)
Retail trade	6	4	—	—	1	5
Technology-related	5	3	3	6	—	1
Contractors	4	3	4	8	3	19
Other	6	4	—	—	3	16

Total	$157	100%	$51	100%	$18	100%

*	Based on an analysis of nonaccrual loans with book balances greater than $2 million.
     Shared National Credit Program (SNC) loans comprised approximately one percent and 10 percent of total nonaccrual loans at June 30, 2006 and December 31, 2005, respectively. SNC loans are facilities greater than $20 million shared by three or more federally supervised financial institutions, which are reviewed by regulatory authorities at the agent bank level. SNC loans comprised approximately 17 percent and 15 percent of total loans at June 30, 2006 and December 31, 2005, respectively. In addition, no SNC loans were included in the second quarter 2006 total net loan charge-offs.
     Net loan charge-offs for the second quarter 2006 were $18 million, or 0.15 percent of average total loans, compared with $29 million, or 0.27 percent, for the second quarter 2005. The carrying value of nonaccrual loans as a percentage of contractual value increased to 62 percent at June 30, 2006, compared to 54 percent at December 31, 2005.
     Management currently expects full-year 2006 credit-related net charge-offs (including both net loan charge-offs and charge-offs on lending-related commitments) as a percentage of average loans to be approximately 15 to 20 basis points.

Capital
     Common shareholders’ equity was $5.2 billion at June 30, 2006 and $5.1 billion at December 31, 2005. The following table presents a summary of changes in common shareholders’ equity in the six month period ended June 30, 2006:

(in millions)

Balance at January 1, 2006		$5,068
Retention of retained earnings (net income less cash dividends declared)		202
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$(45)
Cash flow hedges	(12)
Foreign currency translation adjustment	1
Minimum pension liability adjustment	—

Total change in accumulated other comprehensive income (loss)		(56)
Repurchase of approximately 1.5 million shares of common stock		(88)
Net issuance of common stock under employee stock plans		30
Recognition of share-based compensation expense		33

Balance at June 30, 2006		$5,189

     The Board of Directors of the Corporation authorized the purchase of up to 10 million shares of Comerica Incorporated outstanding common stock on March 23, 2004, and authorized the purchase of up to 10 million additional shares of Comerica Incorporated outstanding common stock on July 26, 2005. Substantially all shares purchased as part of the Corporation’s publicly announced repurchase program were transacted in the open market and were within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. There is no expiration date for the Corporation’s share repurchase program. The following table summarizes the Corporation’s share repurchase activity for the six months ended June 30, 2006.

			Total Number of Shares
	Total Number		Purchased as Part of Publicly	Remaining Share
	of Shares	Average Price	Announced Repurchase Plans	Repurchase
(shares in thousands)	Purchased (1)	Paid Per Share	or Programs	Authorization (2)

Total first quarter 2006	1,539	$56.97	1,513	7,675

April 2006	—	—	—	7,675
May 2006	5	56.87	—	7,675
June 2006	320	52.92	—	7,675

Total second quarter 2006	325	$52.99	—	7,675

Total year-to-date 2006	1,864	$56.27	1,513	7,675

(1)	Includes shares purchased as part of publicly announced repurchase plans or programs, shares purchased pursuant to deferred compensation plans held in a rabbi trust (grantor trust set up to fund compensation for a select group of management) and shares purchased from employees under the terms of an employee share-based compensation plan.

(2)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs.

     The Corporation’s capital ratios exceed minimum regulatory requirements as follows:

	June 30,	December 31,
	2006	2005

Tier 1 common capital ratio*	7.69%	7.78%
Tier 1 risk-based capital ratio (4.00% — minimum)*	8.26	8.38
Total risk-based capital ratio (8.00% — minimum)*	11.55	11.65
Leverage ratio (3.00% — minimum)*	9.87	9.97

*	June 30, 2006 ratios are estimated

     At June 30, 2006, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (tier 1 risk-based capital, total risk-based capital and leverage ratios greater than 6 percent, 10 percent and 5 percent, respectively).
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation actively manages its exposure to interest rate risk. The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, using simulation analysis as its principal risk management technique. The results of these analyses provide the information needed to assess the balance sheet structure. Changes in economic activity, different from those management included in its simulation analyses, whether domestically or internationally, could translate into a materially different interest rate environment than currently expected. Management evaluates “base” net interest income under what is believed to be the most likely balance sheet structure and interest rate environment. The most likely interest rate environment is derived from management’s forecast for the next 12 months. This “base” net interest income is then evaluated against non-parallel interest rate scenarios that increase and decrease 200 basis points (but not lower than zero percent) from the most likely rate environment. Since movement is from the most likely rate environment, actual movement from the current rates may be more or less than 200 basis points. For this analysis, the rise or decline in interest rates occurs equally over four months. In addition, adjustments to asset prepayment levels, yield curves and overall balance sheet mix and growth assumptions are made to be consistent with each interest rate environment. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Derivative instruments entered into for risk management purposes are included in these analyses. The table below as of June 30, 2006 and December 31, 2005 displays the estimated impact on net interest income during the next 12 months as it relates to the most likely scenario results from the 200 basis point non-parallel shock as described above.

	June 30, 2006		December 31, 2005
(in millions)	Amount	%	Amount	%

Change in Interest Rates:
+200 basis points	$63	3%	$84	4%
-200 basis points	(51)	(2)	(51)	(2)

     Corporate policy limits adverse change to no more than five percent of management’s most likely net interest income forecast. In addition to the simulation analysis, an economic value of equity analysis and a traditional interest sensitivity gap analysis are performed as alternative measures of interest rate risk exposure. At June 30, 2006, all three measures of interest rate risk were within established corporate policy guidelines.
     At June 30, 2006, the Corporation had an $89 million portfolio of indirect (through funds) private equity and venture capital investments, and had commitments of $41 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable, and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value. The Corporation bases estimates of fair value for the majority of its indirect private equity and venture capital investments on the percentage ownership in the fair value of the entire fund, as reported by the fund management. In general, the Corporation does not have the benefit of the same information regarding the fund’s underlying investments as does fund management. Therefore, after indications that fund management adheres to accepted, sound and recognized valuation techniques, the Corporation utilizes the fair values assigned to the underlying portfolio investments by fund management. For those funds where fair value is not reported by fund management, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by fund management, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The uncertainty in the economy and equity markets may affect the values of the fund investments. Approximately $13 million of the underlying equity and debt (primarily equity) in these funds are to companies in the automotive industry. With the exception of a single fund investment, the automotive-related positions do not represent a majority of any one fund’s investments, and therefore, the exposure related to these positions is mitigated by the performance of other investment interests within the fund’s portfolio of companies.

     The Corporation holds a portfolio of approximately 780 warrants for primarily non-marketable equity securities. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. As discussed in Note 1 to the consolidated financial statements in the Corporation’s 2005 Annual Report, warrants that have a net exercise provision embedded in the warrant agreement are required to be recorded at fair value. Fair value for these warrants (approximately 730 warrants at June 30, 2006) was determined using a Black-Scholes valuation model, which has four inputs: risk-free rate, term, volatility, and stock price. Key assumptions used in the valuation were as follows. The risk-free rate was estimated using the U.S. treasury rate, as of the valuation date, corresponding with the expected term of the warrant. The Corporation used an expected term of one half of the remaining contractual term of each warrant, which averages approximately seven years. Volatility was estimated using an index of comparable publicly traded companies, based on the Standard Industrial Classification codes. For a substantial majority of the subject companies, an index method was utilized to estimate the current value of the underlying company. Under the index method, the subject companies’ values were “rolled-forward” from the inception date through the valuation date based on the change in value of an underlying index of guideline public companies. For the remaining companies, where sufficient financial data exists, a market approach method was utilized. The value of all warrants that are required to be carried at fair value ($33 million at June 30, 2006) is at risk to changes in equity markets, general economic conditions and other factors.
     Certain components of the Corporation’s noninterest income, primarily fiduciary income and investment advisory revenue, are at risk to fluctuations in the market values of underlying assets, particularly equity securities. Other components of noninterest income, primarily brokerage fees, are at risk to changes in the level of market activity.
     For further discussion of market risk, see Note 10 to these consolidated financial statements and pages 48-55 in the Corporation’s 2005 Annual Report.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     For information regarding the Corporation’s legal proceedings, see “Part 1. Item I. Note 12 – Contingent Liabilities,” which is incorporated herein by reference.
ITEM 1A. Risk Factors
     There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005 in response to Item 1A. to Part I of such Form 10-K. Such risk factors are incorporated herein by reference.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     For information regarding the Corporation’s share repurchase activity, see “Part 1. Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital,” which is incorporated herein by reference.
ITEM 4. Submission of Matters to a Vote of Security Holders
     The Corporation’s Annual Meeting of Shareholders was held on May 16, 2006. At the meeting, shareholders of the Corporation voted to:
1. Elect four Class I Directors for three-year terms expiring in 2009 or upon the election and qualification of their successors;
2. Approve the Comerica Incorporated 2006 Long-Term Incentive Plan;
3. Approve the Comerica Incorporated 2006 Management Incentive Plan; and
4. Ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2006.
1. The nominees for election as Class I Directors of the Corporation and the results are as follows:

	For	Against/Withheld	Abstained	Broker Non-Votes

Lillian Bauder	135,995,812	2,544,200	—	—
Anthony F. Earley, Jr.	128,857,181	9,682,831	—	—
Robert S. Taubman	133,811,547	4,728,465	—	—
Reginald M. Turner, Jr.	136,052,925	2,487,087	—	—

The names of other Directors of the Corporation whose term of office continued after the meeting are as follows:

Incumbent Class II Directors		Incumbent Class III Directors

Ralph W. Babb, Jr.	William P. Vititoe	Joseph J. Buttigieg, III	Alfred A. Piergallini
James F. Cordes	Kenneth L. Way	J. Philip DiNapoli	Patricia M. Wallington
Peter D. Cummings		Roger Fridholm	Gail L. Warden

2. Approval of the Comerica Incorporated 2006 Long-Term Incentive Plan. The results are as follows:

	For	Against/Withheld	Abstained	Broker Non-Votes

2006 Long-Term Incentive Plan	76,775,011	35,499,558	1,437,310	24,828,133

3.	Approval of the Comerica Incorporated 2006 Management Incentive Plan. The results are as follows:

	For	Against/Withheld	Abstained	Broker Non-Votes

2006 Management Incentive Plan	125,799,756	11,091,990	1,648,266	—

4.	Ratification of the independent auditor for the fiscal year ending December 31, 2006. The results are as follows:

	For	Against/Withheld	Abstained	Broker Non-Votes

Ernst & Young LLP	131,924,979	5,594,839	1,020,194	—

ITEM 6. Exhibits
(10.1)	Restrictive Covenants and General Release Agreement by and between John D. Lewis and Comerica Incorporated dated March 13, 2006 (revised to correct clerical error)

(10.2)	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated 2006 Long-Term Incentive Plan

(10.3)	Form of Standard Comerica Incorporated Restricted Stock Award Agreement under the Comerica Incorporated 2006 Long-Term Incentive Plan

(10.4)	Form of Employment Agreement (Senior Vice President – Version 2)

(10.5)	Schedule of Employees Party to Employment Agreement (Senior Vice President – Version 2)

(10.6)	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Incentive Plan for Non-Employee Directors (Version 2)

(31.1)	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(32)	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Elizabeth S. Acton

Elizabeth S. Acton
Executive Vice President and
Chief Financial Officer

/s/ Marvin J. Elenbaas

Marvin J. Elenbaas
Senior Vice President and Controller
(Principal Accounting Officer)
Date: August 1, 2006

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Restrictive Covenants and General Release Agreement by and between John D. Lewis and Comerica Incorporated dated March 13, 2006 (revised to correct clerical error)

10.2	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated 2006 Long-Term Incentive Plan

10.3	Form of Standard Comerica Incorporated Restricted Stock Award Agreement under the Comerica Incorporated 2006 Long-Term Incentive Plan

10.4	Form of Employment Agreement (Senior Vice President — Version 2)

10.5	Schedule of Employees Party to Employment Agreement (Senior Vice President — Version 2)

10.6	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Incentive Plan for Non-Employee Directors (Version 2)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)