Form 10-Q
period 2006-09-30
COMERICA INC /NEW/
filed 2006-10-30
CIK 28412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
       $5 par value common stock:
          Outstanding as of October 13, 2006: 158,855,234 shares

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

	September 30,	December 31,	September 30,
(in millions, except share data)	2006	2005	2005

	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$1,456	$1,609	$1,795
Short-term investments	3,732	1,159	3,619
Investment securities available-for-sale	3,931	4,240	4,088

Commercial loans	25,755	23,545	22,754
Real estate construction loans	4,122	3,482	3,289
Commercial mortgage loans	9,485	8,867	8,700
Residential mortgage loans	1,622	1,485	1,444
Consumer loans	2,498	2,697	2,696
Lease financing	1,321	1,295	1,286
International loans	1,712	1,876	1,972

Total loans	46,515	43,247	42,141
Less allowance for loan losses	(493)	(516)	(558)

Net loans	46,022	42,731	41,583

Premises and equipment	540	510	499
Customers’ liability on acceptances outstanding	64	59	39
Accrued income and other assets	2,729	2,705	2,726

Total assets	$58,474	$53,013	$54,349

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$15,132	$15,666	$17,702

Money market and NOW deposits	14,711	17,064	17,199
Savings deposits	1,378	1,454	1,502
Customer certificates of deposit	7,057	5,679	5,583
Institutional certificates of deposit	5,783	1,750	700
Foreign office time deposits	869	818	984

Total interest-bearing deposits	29,798	26,765	25,968

Total deposits	44,930	42,431	43,670

Short-term borrowings	225	302	241
Acceptances outstanding	64	59	39
Accrued expenses and other liabilities	1,292	1,192	1,242
Medium- and long-term debt	6,755	3,961	4,066

Total liabilities	53,266	47,945	49,258

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 178,735,252 shares at 9/30/06, 12/31/05 and 9/30/05	894	894	894
Capital surplus	507	461	448
Accumulated other comprehensive loss	(128)	(170)	(158)
Retained earnings	5,079	4,796	4,683
Less cost of common stock in treasury - 19,892,137 shares at 9/30/06, 15,834,985 shares at 12/31/05 and 13,469,654 shares at 9/30/05	(1,144)	(913)	(776)

Total shareholders’ equity	5,208	5,068	5,091

Total liabilities and shareholders’ equity	$58,474	$53,013	$54,349

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2006	2005	2006	2005

INTEREST INCOME
Interest and fees on loans	$843	$674	$2,358	$1,857
Interest on investment securities	43	38	132	107
Interest on short-term investments	7	7	20	18

Total interest income	893	719	2,510	1,982

INTEREST EXPENSE
Interest on deposits	272	147	707	377
Interest on short-term borrowings	28	16	115	28
Interest on medium- and long-term debt	91	44	207	121

Total interest expense	391	207	1,029	526

Net interest income	502	512	1,481	1,456
Provision for loan losses	15	(30)	15	(27)

Net interest income after provision for loan losses	487	542	1,466	1,483

NONINTEREST INCOME
Service charges on deposit accounts	56	55	164	163
Fiduciary income	46	45	137	135
Commercial lending fees	16	16	46	44
Letter of credit fees	17	18	48	56
Foreign exchange income	9	9	28	27
Brokerage fees	10	10	30	27
Card fees	11	10	34	28
Bank-owned life insurance	8	9	31	28
Warrant income (loss)	(5)	2	—	7
Net securities losses	—	—	(1)	—
Net gain (loss) on sales of businesses	(7)	—	(12)	1
Other noninterest income	35	41	92	100

Total noninterest income	196	215	597	616

NONINTEREST EXPENSES
Salaries	202	201	592	574
Employee benefits	48	44	142	133

Total salaries and employee benefits	250	245	734	707
Net occupancy expense	31	29	91	88
Equipment expense	13	13	41	39
Outside processing fee expense	21	20	64	56
Software expense	13	12	41	35
Customer services	11	29	33	50
Litigation and operational losses	3	3	7	8
Provision for credit losses on lending-related commitments	(5)	(1)	9	(7)
Other noninterest expenses	63	61	201	172

Total noninterest expenses	400	411	1,221	1,148

Income from continuing operations before income taxes	283	346	842	951
Provision for income taxes	88	113	245	306

Income from continuing operations	195	233	597	645
Income (loss) from discontinued operations, net of tax	5	5	(3)	9

NET INCOME	$200	$238	$594	$654

Basic earnings per common share:
Income from continuing operations	$1.22	$1.40	$3.70	$3.85
Net income	1.25	1.43	3.69	3.90

Diluted earnings per common share:
Income from continuing operations	1.20	1.38	3.65	3.80
Net income	1.23	1.41	3.64	3.85

Cash dividends declared on common stock	94	92	286	277
Dividends per common share	0.59	0.55	1.77	1.65

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

				Accumulated
				Other			Total
	Common Stock		Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except per share data)	In Shares	Amount	Surplus	Loss	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2005	170.5	$894	$421	$(69)	$4,331	$(472)	$5,105
Net income	—	—	—	—	654	—	654
Other comprehensive loss, net of tax	—	—	—	(89)	—	—	(89)

Total comprehensive income							565
Cash dividends declared on common stock ($1.65 per share)	—	—	—	—	(277)	—	(277)
Purchase of common stock	(6.5)	—	—	—	—	(379)	(379)
Net issuance of common stock under employee stock plans	1.3	—	(5)	—	(25)	75	45
Recognition of share-based compensation expense	—	—	32	—	—	—	32

BALANCE AT SEPTEMBER 30, 2005	165.3	$894	$448	$(158)	$4,683	$(776)	$5,091

BALANCE AT JANUARY 1, 2006	162.9	$894	$461	$(170)	$4,796	$(913)	$5,068
Net income	—	—	—	—	594	—	594
Other comprehensive income, net of tax	—	—	—	42	—	—	42

Total comprehensive income							636
Cash dividends declared on common stock ($1.77 per share)	—	—	—	—	(286)	—	(286)
Purchase of common stock	(5.2)	—	—	—	—	(299)	(299)
Net issuance of common stock under employee stock plans	1.4	—	(16)	—	(25)	85	44
Recognition of share-based compensation expense	—	—	45	—	—	—	45
Employee deferred compensation obligations	(0.3)	—	17	—	—	(17)	—

BALANCE AT SEPTEMBER 30, 2006	158.8	$894	$507	$(128)	$5,079	$(1,144)	$5,208

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Nine Months Ended
	September 30,
(in millions)	2006	2005

OPERATING ACTIVITIES
Net income	$594	$654
Income (loss) from discontinued operations, net of tax	(3)	9

Income from continuing operations, net of tax	597	645
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15	(27)
Provision for credit losses on lending-related commitments	9	(7)
Depreciation and software amortization	61	54
Share-based compensation expense	45	31
Excess tax benefits from share-based compensation arrangements	(8)	—
Net amortization of securities	(1)	7
Net loss on sale/settlement of investment securities available-for-sale	1	—
Net loss (gain) on sales of businesses	12	(1)
Contributions to pension plan fund	—	(58)
Net decrease in trading securities	25	—
Net decrease (increase) in loans held-for-sale	57	(7)
Net increase in accrued income receivable	(49)	(40)
Net increase in accrued expenses	57	49
Other, net	(3)	(17)
Discontinued operations, net	26	17

Total adjustments	247	1

Net cash provided by operating activities	844	646

INVESTING ACTIVITIES
Net increase in other short-term investments	(2,629)	(313)
Proceeds from sales of investment securities available-for-sale	1	—
Proceeds from maturities of investment securities available-for-sale	973	936
Purchases of investment securities available-for-sale	(671)	(1,120)
Net increase in loans	(3,319)	(1,515)
Net increase in fixed assets	(106)	(89)
Net (increase) decrease in customers’ liability on acceptances outstanding	(5)	18
Proceeds from sales of businesses	43	1
Discontinued operations, net	—	1

Net cash used in investing activities	(5,713)	(2,081)

FINANCING ACTIVITIES
Net increase in deposits	2,499	2,874
Net (decrease) increase in short-term borrowings	(77)	48
Net increase (decrease) in acceptances outstanding	5	(18)
Proceeds from issuance of medium- and long-term debt	2,930	272
Repayments of medium- and long-term debt	(104)	(477)
Proceeds from issuance of common stock under employee stock plans	36	45
Excess tax benefits from share-based compensation arrangements	8	—
Purchase of common stock for treasury	(299)	(379)
Dividends paid	(282)	(274)
Discontinued operations, net	—	—

Net cash provided by financing activities	4,716	2,091

Net (decrease) increase in cash and due from banks	(153)	656
Cash and due from banks at beginning of period	1,609	1,139

Cash and due from banks at end of period	$1,456	$1,795

Interest paid	$1,025	$493

Income taxes paid	$202	$236

Noncash investing and financing activities:
Loans transferred to other real estate	$15	$29
Loans transferred to held-for-sale	—	69
Deposits transferred to held-for-sale	—	140

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 1 — Basis of Presentation and Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2005.
     The consolidated financial statements have been restated to report the results of the Corporation’s Munder Capital Management (Munder) subsidiary as a discontinued operation as described in Note 14.
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
Share-Based Compensation
Comerica Incorporated Share-Based Compensation Plans
     In the first quarter 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment,” using the modified-prospective transition method. The Corporation recognizes compensation expense under SFAS 123(R) using the straight-line method over the requisite service period. Measurement and attribution of compensation cost for awards that were granted prior to the date SFAS 123(R) was adopted continue to be based on the estimate of the grant-date fair value and attribution method used under prior accounting guidance. Prior to the adoption of SFAS 123(R), the benefit of tax deductions in excess of recognized compensation costs was reported in net cash provided by operating activities in the consolidated statements of cash flows. SFAS 123(R) requires such excess tax benefits be reported as a cash inflow from financing activities, rather than a cash flow from operating activities; therefore, these amounts for the nine months ended September 30, 2006 are reported in net cash provided by financing activities in the consolidated statements of cash flows.
     In 2002, the Corporation adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148)), which the Corporation applied prospectively to new share-based compensation awards granted to employees after December 31, 2001. Options granted prior to January 1, 2002 were accounted for under the intrinsic value method, as outlined in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Net income and earnings per share for the nine months ended September 30, 2006 fully reflect the impact of applying the fair value recognition method to all outstanding and unvested awards. There would have been no effect on reported net income and earnings per share if the fair value method required by SFAS 123 (as amended by SFAS 148) had been applied to all outstanding and unvested awards in the nine months ended September 30, 2005.
SFAS 123(R) requires that the expense associated with share-based compensation awards be recorded over the requisite service period. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the retirement eligible date (the date at which the employee is no longer required to perform any service to receive the share-based compensation). Prior to the adoption of SFAS 123(R), the Corporation recorded the expense associated with share-based compensation awards over the explicit service period

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 1 — Basis of Presentation and Accounting Policies (continued)
(vesting period). Upon retirement, any remaining unrecognized costs related to share-based compensation awards retained after retirement were expensed. Share-based compensation expense, net of related tax effects, would have decreased $5 million in the nine months ended September 30, 2006 and increased $2 million in the same period in the prior year, had the requisite service period provisions of SFAS 123(R) been applied on a historical basis.
     Applying the requisite service period provisions to all 2006 share-based compensation awards is expected to result in a net increase of approximately $16 million in compensation expense ($10 million, or $0.06 per diluted share, net of related tax effects) related to these awards in 2006, of which $2 million ($1 million, or $0.01 per diluted share, net of related tax effects) and $14 million ($9 million, or $0.06 per diluted share, net of related tax effects) was recorded in the three and nine month periods ended September 30, 2006, respectively.
     The Corporation has elected to adopt the alternative transition method provided in the Financial Accounting Standards Board Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of share-based compensation under SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that were outstanding and fully or partially unvested upon adoption of SFAS 123(R).
Share-Based Compensation Plans of the Corporation’s Munder Subsidiary
     Munder, a 96 percent-owned subsidiary of the Corporation (approximately 90 percent owned on a fully diluted basis), had share-based compensation awards that were accounted for as liabilities at the time SFAS 123(R) was adopted. The liability reflected the fair value of ownership shares (points) held by minority-interest holders. SFAS 123(R) requires vested, unexercised option points and a pro-rata portion of unvested option and restricted points be classified as liabilities and recorded at current fair value. Fair value for option points was determined using an option pricing model. As a result of the adoption of SFAS 123(R), the Corporation incurred a transition expense of $8 million, net of related tax effects, on January 1, 2006, which is included in “income (loss) from discontinued operations, net of tax” on the consolidated statements of income. After a further valuation change at the end of March 2006, Munder modified its share-based compensation plans such that the plans no longer have a mandatory redemption feature, which changed the accounting prospectively from liability accounting to temporary equity accounting. Temporary equity, which was not material, and was included in “accrued expenses and other liabilities” on the September 30, 2006 consolidated balance sheet, reflected the fair value of points owned and the intrinsic value of options held by minority-interest holders.
     For further information on the Corporation’s share-based compensation plans, refer to Note 8 to these consolidated financial statements and Notes 1 and 14 to the consolidated financial statements in the Corporation’s 2005 Annual Report.
Impairment
     Goodwill and identified intangible assets that have an indefinite useful life are subject to impairment testing, which the Corporation conducts annually, or on an interim basis if events or changes in circumstances between annual tests indicate the assets might be impaired. The Corporation performs its annual impairment test for goodwill and identified intangible assets that have an indefinite useful life as of July 1 of each year. The impairment test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units, which are a subset of the Corporation’s operating segments, and comparing the fair value of each reporting unit to its carrying value. If the fair value is less than the carrying value, a further test is required to measure the amount of impairment. The annual test of goodwill and intangible assets that have an indefinite life, performed as of July 1, 2006, did not indicate that an impairment charge was required.
     The Corporation reviews finite lived intangible assets and other long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, the Corporation recognizes a loss to reduce the carrying amount to fair value. Additional information regarding the Corporation’s goodwill, intangible assets and impairment policies can be found in the Corporation’s 2005 Annual Report on page 59 and in Notes 1 and 7 to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 2 — Investment Securities
     At September 30, 2006, investment securities having a carrying value of $1.8 billion were pledged where permitted or required by law to secure $752 million of liabilities, including public and other deposits, and derivative instruments. This included securities of $929 million pledged with the Federal Reserve Bank to secure actual treasury tax and loan borrowings of $58 million at September 30, 2006, and potential borrowings of up to an additional $792 million. The remaining pledged securities of $914 million are primarily with state and local government agencies to secure $694 million of deposits and other liabilities, including deposits of the State of Michigan of $223 million at September 30, 2006.
Note 3 — Allowance for Credit Losses
     The following summarizes the changes in the allowance for loan losses:

	Nine Months Ended
	September 30,
(in millions)	2006	2005

Balance at beginning of period	$516	$673

Loan charge-offs:
Domestic
Commercial	37	77
Real estate construction
Real estate construction business line	—	1
Other	—	—

Total real estate construction	—	1
Commercial mortgage
Commercial real estate business line	1	4
Other	9	12

Total commercial mortgage	10	16
Residential mortgage	—	—
Consumer	10	12
Lease financing	7	19
International	3	11

Total loan charge-offs	67	136

Recoveries:
Domestic
Commercial	22	42
Real estate construction	—	—
Commercial mortgage	3	2
Residential mortgage	—	—
Consumer	2	3
Lease financing	—	—
International	2	1

Total recoveries	29	48

Net loan charge-offs	38	88
Provision for loan losses	15	(27)

Balance at end of period	$493	$558

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 3 — Allowance for Credit Losses (continued)
     The following table provides an analysis of the changes in the allowance for credit losses on lending-related commitments.

	Nine Months Ended
	September 30,
(dollar amounts in millions)	2006	2005

Balance at beginning of period	$33	$21
Less: Charge-offs on lending-related commitments*	11	—
Add: Provision for credit losses on lending-related commitments	9	(7)

Balance at end of period	$31	$14

*	Charge-offs result from the sale of unfunded lending-related commitments.
     A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans that are restructured and meet the requirements to be on accrual status are included with total impaired loans for the remainder of the calendar year of the restructuring. There were no loans included in the $168 million of impaired loans at September 30, 2006 that were restructured and met the requirements to be on accrual status. Impaired loans averaged $152 million and $139 million for the three and nine month periods ended September 30, 2006, respectively, and $191 million and $239 million for the three and nine month periods ended September 30, 2005, respectively. The following presents information regarding the period-end balances of impaired loans:

	Nine Months Ended	Year Ended
(in millions)	September 30, 2006	December 31, 2005

Total period-end nonaccrual business loans	$168	$134
Plus: Impaired loans restructured during the period on accrual status at period-end	—	15

Total period-end impaired loans	$168	$149

Period-end impaired loans requiring an allowance	$135	$129

Allowance allocated to impaired loans	$40	$42

     Those impaired loans not requiring an allowance represent loans for which the fair value of expected repayments or collateral exceeded the recorded investments in such loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 4 — Medium- and Long-term Debt
     Medium- and long-term debt are summarized as follows:

(in millions)	September 30, 2006	December 31, 2005

Parent company
7.25% subordinated note due 2007	$152	$155
4.80% subordinated note due 2015	294	298
7.60% subordinated note due 2050	361	360

Total parent company	807	813

Subsidiaries
Subordinated notes:
7.25% subordinated note due 2007	202	205
6.00% subordinated note due 2008	254	257
6.875% subordinated note due 2008	102	104
8.50% subordinated note due 2009	102	103
7.125% subordinated note due 2013	158	160
5.70% subordinated note due 2014	251	255
5.20% subordinated notes due 2017	488	250
8.375% subordinated note due 2024	183	189
7.875% subordinated note due 2026	193	200
9.98% subordinated note due 2026	58	58

Total subordinated notes	1,991	1,781

Medium-term notes:
Floating rate based on LIBOR indices due 2006 to 2011	2,299	100
Floating rate based on PRIME indices due 2007	350	—
2.95% fixed rate note due 2006	99	98
2.85% fixed rate note due 2007	99	98

Variable rate secured debt financing due 2007	1,099	1,056
Variable rate note payable due 2009	11	15

Total subsidiaries	5,948	3,148

Total medium- and long-term debt	$6,755	$3,961

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
     The Bank issued a total of $2.7 billion of floating rate bank notes during the second and third quarters of 2006 under an existing $15 billion medium-term senior note program. The Bank used the proceeds to fund loan growth.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 5 — Income Taxes and Tax-Related Items
     The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the consolidated financial statements after deducting non-taxable items, principally income on bank-owned life insurance and interest income on state and municipal securities. State and foreign taxes are then added to the federal tax provision. During the first quarter 2006, the Internal Revenue Service (IRS) completed the examination of the Corporation’s federal tax returns for the years 1996 through 2000. Tax reserves and related interest accruals were adjusted in the first quarter 2006 to reflect resolution of those tax years and to reflect an updated assessment of reserves on certain types of structured lease transactions and a series of loans to foreign borrowers. The effect of these adjustments decreased federal taxes ($16 million) and increased interest on tax liabilities ($23 million, $15 million after-tax), recorded in “other noninterest expenses” on the consolidated statements of income. Second quarter 2006 included the settlement of various refund claims with the IRS which reduced interest on tax liabilities by $6 million ($4 million after-tax).
Note 6 — Accumulated Other Comprehensive Income (Loss)
     Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges, the change in the accumulated foreign currency translation adjustment and the change in the accumulated minimum pension liability adjustment. The Consolidated Statements of Changes in Shareholders’ Equity on page 5 include only combined other comprehensive income (loss), net of tax. The following table presents reconciliations of the components of the accumulated other comprehensive income (loss) for the nine months ended September 30, 2006 and 2005. Total comprehensive income totaled $636 million and $565 million for the nine months ended September 30, 2006 and 2005, respectively. The $71 million increase in total comprehensive income in the nine month period ended September 30, 2006, when compared to the same period in the prior year, resulted principally from a decrease in net losses on cash flow hedges ($98 million), and a decrease in net unrealized losses on investment securities available-for-sale ($25 million), due to changes in the interest rate environment, partially offset by a decrease in net income ($60 million).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 6 — Accumulated Other Comprehensive Income (Loss) (continued)

	Nine Months Ended
	September 30,
(in millions)	2006	2005

Accumulated net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period, net of tax	$(69)	$(34)

Net unrealized holding gains (losses) arising during the period	4	(32)
Less: Reclassification adjustment for gains (losses) included in net income	(1)	—

Change in net unrealized gains (losses) before income taxes	5	(32)
Less: Provision for income taxes	1	(11)

Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax	4	(21)

Balance at end of period, net of tax	$(65)	$(55)

Accumulated net gains (losses) on cash flow hedges:
Balance at beginning of period, net of tax	$(91)	$(16)

Net cash flow hedges gains (losses) arising during the period	(47)	(89)
Less: Reclassification adjustment for gains (losses) included in net income	(94)	14

Change in cash flow hedges before income taxes	47	(103)
Less: Provision for income taxes	16	(36)

Change in cash flow hedges, net of tax	31	(67)

Balance at end of period, net of tax	$(60)	$(83)

Accumulated foreign currency translation adjustment:
Balance at beginning of period	$(7)	$(6)

Net translation gains (losses) arising during the period	—	(1)
Less: Reclassification adjustment for gains (losses) included in net income, due to sale of foreign subsidiary	(7)	—

Change in foreign currency translation adjustment	7	(1)

Balance at end of period	$—	$(7)

Accumulated minimum pension liability adjustment:
Balance at beginning of period, net of tax	$(3)	$(13)

Minimum pension liability adjustment arising during the period before income taxes	1	—
Less: Provision for income taxes	1	—

Change in minimum pension liability, net of tax	—	—

Balance at end of period, net of tax	$(3)	$(13)

Total accumulated other comprehensive loss at end of period, net of tax	$(128)	$(158)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 7 — Net Income per Common Share
     Basic and diluted net income per common share for the three and nine month periods ended September 30, 2006 and 2005 were computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2006	2005	2006	2005

Basic
Income from continuing operations applicable to common stock	$195	$233	$597	$645
Net income applicable to common stock	200	238	594	654

Average common shares outstanding	160	166	161	168

Basic income from continuing operations per common share	$1.22	$1.40	$3.70	$3.85
Basic net income per common share	1.25	1.43	3.69	3.90

Diluted
Income from continuing operations applicable to common stock	$195	$233	$597	$645
Net income applicable to common stock	200	238	594	654

Average common shares outstanding	160	166	161	168
Nonvested stock	1	1	1	1
Common stock equivalents:
Net effect of the assumed exercise of stock options	1	1	1	1

Diluted average common shares	162	168	163	170

Diluted income from continuing operations per common share	$1.20	$1.38	$3.65	$3.80
Diluted net income per common share	1.23	1.41	3.64	3.85

     The following average outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(options in millions)	2006	2005	2006	2005

Average outstanding options	6.0	6.0	7.8	6.1
Range of exercise prices	$56.74 - $71.58	$60.31 - $71.58	$56.38 - $71.58	$58.20 - $71.58

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 8 — Share-Based Compensation
     Share-based compensation expense is charged to “salaries expense,” with the exception of share-based compensation expense of the Munder subsidiary, which is charged to “income (loss) from discontinued operations, net of tax,” on the consolidated statements of income. The components of share-based compensation for all share-based compensation plans and related tax benefits are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Share-based compensation expense:
Comerica Incorporated share-based plans	$13	$11	$45	$32
Munder share-based plans	1	—	6	1

Total share-based compensation expense	$14	$11	$51	$33

Related tax benefits recognized in net income	$5	$4	$18	$12

     The following table summarizes unrecognized compensation expense for all share-based plans:

(dollar amounts in millions)	September 30, 2006

Comerica Incorporated share-based plans	$78
Munder share-based plans	11

Total unrecognized share-based compensation expense	$89

Weighted-average expected recognition period	2.6 years

Comerica Incorporated Share-Based Compensation Plans
     The Corporation has share-based compensation plans under which it awards both shares of restricted stock to key executive officers and key personnel, and stock options to executive officers, directors and key personnel of the Corporation and its subsidiaries. Restricted stock vests over periods ranging from three to five years. Stock options vest over periods ranging from one to four years. The maturity of each option is determined at the date of grant; however, no options may be exercised later than ten years and one month from the date of grant. The options may have restrictions regarding exercisability. The plans provide for a grant of up to 13.2 million common shares, plus shares currently outstanding under certain plans that are forfeited, expire or are cancelled. At September 30, 2006, 13.1 million shares remained available for grant. Substantially all restricted stock and stock option grants awarded in 2006 occurred in the first quarter 2006, while substantially all restricted stock and stock option grants for 2005 occurred in the second quarter 2005.
     The Corporation used a binomial model to value stock options granted subsequent to March 31, 2005. Previously, a Black-Scholes option-pricing model was used. Option valuation models require several inputs, including the expected stock price volatility, and changes in input assumptions can materially affect the fair value estimates. The model used may not necessarily provide a reliable single measure of the fair value of employee and director stock options. The risk-free interest rate assumption used in the binomial option-pricing model as outlined in the table below was based on the federal ten-year treasury interest rate. The expected dividend yield was based on the historical and projected dividend yield patterns of the Corporation. Expected volatility assumptions during the first nine months of 2006 considered the historical volatility of the Corporation’s common stock over a ten-year period and implied volatility based on actively traded options on the Corporation’s common stock with pricing terms and trade dates similar to the stock options granted. Previously, only historical volatility was considered under the binomial model. The expected life of employee and director stock options, which is an output of the binomial model, considered the percentage of vested shares estimated to be cancelled over the life of the grant and was based on the historical exercise behavior of the option holders.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 8 — Share-Based Compensation (continued)
     The weighted-average assumptions used were as follows:

	Binomial Model
	2006	2005

Risk-free interest rate	4.7%	4.4%
Expected dividend yield	3.9	3.9
Expected volatility factors of the market price of Comerica common stock	24.0	28.6
Expected option life (in years)	6.5	6.5

     A summary of the Corporation’s stock option activity and related information for the nine months ended September 30, 2006 follows:

		Weighted-Average
	Number of		Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic Value
	(in thousands)	per Share	Term	(in millions)

Outstanding-January 1, 2006	18,291	$53.64
Granted (weighted-average grant-date fair value of $12.25 per share*)	2,589	56.47
Forfeited or expired	(345)	56.86
Exercised	(1,039)	34.83

Outstanding-September 30, 2006	19,496	$54.96	5.8 years	$93

Outstanding, net of expected forfeitures – September 30, 2006	19,020	$54.95	5.7 years	$92

Exercisable-September 30, 2006	13,027	$55.54	4.5 years	$73

*	$13.56 per share for options granted during the nine months ended September 30, 2005.
     The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at September 30, 2006, based on the Corporation’s closing stock price of $56.92 as of September 30, 2006. The total intrinsic value of stock options exercised was $23 million and $27 million for the nine months ended September 30, 2006 and 2005, respectively.
     Cash received from the exercise of stock options during the nine months ended September 30, 2006 and 2005 totaled $36 million and $38 million, respectively. The excess income tax benefit realized for the tax deductions from the exercise of these options during the nine months ended September 30, 2006 and 2005 totaled $8 million and $9 million, respectively.
     A summary of the Corporation’s restricted stock activity and related information for the nine months ended September 30, 2006 follows:

	Number of	Weighted-Average
	Shares	Grant-Date
	(in thousands)	Fair Value per Share
Outstanding-January 1, 2006	838	$51.93
Granted	447	56.57
Forfeited	(20)	53.60
Vested	(122)	47.15

Outstanding-September 30, 2006	1,143	$54.22

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 8 — Share-Based Compensation (continued)
     The total fair value of restricted stock awards that fully vested during the nine months ended September 30, 2006 and 2005 was $7 million and $1 million, respectively.
     The Corporation expects to satisfy the exercise of stock options and future grants of restricted stock by issuing shares of common stock out of treasury. As of September 30, 2006, the Corporation held 19.9 million shares in treasury.
Share-Based Compensation Plans of the Corporation’s Munder Subsidiary
     The Corporation’s Munder subsidiary has share-based compensation plans under which it awards ownership shares (points) in the subsidiary to key executive officers and key personnel. At September 30, 2006, no points remained available for grant under the plans.
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
Note 9 — Employee Benefit Plans
     Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:
Qualified Defined Benefit Pension Plan

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Service cost	$8	$7	$23	$22
Interest cost	14	14	43	41
Expected return on plan assets	(22)	(23)	(67)	(69)
Amortization of unrecognized prior service cost	2	2	5	5
Amortization of unrecognized net loss	5	5	16	15

Net periodic benefit cost	$7	$5	$20	$14

Non-Qualified Defined Benefit Pension Plan

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Service cost	$1	$1	$3	$3
Interest cost	1	1	4	4
Amortization of unrecognized prior service cost	—	—	(1)	(1)
Amortization of unrecognized net loss	1	1	4	3

Net periodic benefit cost	$3	$3	$10	$9

Postretirement Benefit Plan

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Interest cost	$1	$1	$3	$3
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized transition obligation	1	1	3	3
Amortization of unrecognized net loss	1	1	1	1

Net periodic benefit cost	$2	$2	$4	$4

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

	September 30, 2006				December 31, 2005
	Notional/				Notional/
	Contract	Unrealized		Fair	Contract	Unrealized		Fair
	Amount	Gains	Unrealized	Value	Amount	Gains	Unrealized	Value
(in millions)	(1)	(2)	Losses	(3)	(1)	(2)	Losses	(3)

Risk management
Interest rate contracts:
Swaps — cash flow	$7,100	$—	$109	$(109)	$9,205	$—	$144	$(144)
Swaps — fair value	2,354	82	8	74	2,250	107	4	103

Total interest rate contracts	9,454	82	117	(35)	11,455	107	148	(41)
Foreign exchange contracts:
Spot and forwards	531	2	4	(2)	367	3	8	(5)
Swaps	34	—	—	—	44	—	—	—

Total foreign exchange contracts	565	2	4	(2)	411	3	8	(5)

Total risk management	10,019	84	121	(37)	11,866	110	156	(46)

Customer-initiated and other
Interest rate contracts:
Caps and floors written	481	—	3	(3)	267	—	1	(1)
Caps and floors purchased	467	3	—	3	267	1	—	1
Swaps	4,246	40	29	11	3,270	30	22	8

Total interest rate contracts	5,194	43	32	11	3,804	31	23	8
Energy derivative contracts:
Caps and floors written	337	—	28	(28)	344	—	32	(32)
Caps and floors purchased	337	28	—	28	344	32	—	32
Swaps	232	17	17	—	291	12	12	—

Total energy derivative contracts	906	45	45	—	979	44	44	—
Foreign exchange contracts:
Spot, forwards, futures and options	2,664	16	16	—	5,453	32	34	(2)
Swaps	—	—	—	—	21	—	—	—

Total foreign exchange contracts	2,664	16	16	—	5,474	32	34	(2)

Total customer-initiated and other	8,764	104	93	11	10,257	107	101	6

Total derivative instruments	$18,783	$188	$214	$(26)	$22,123	$217	$257	$(40)

(1)	Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk, and are not reflected in the consolidated balance sheets.

(2)	Unrealized gains represent receivables from derivative counterparties, and therefore expose the Corporation to credit risk. Credit risk, which excludes the effects of any collateral or netting arrangements, is measured as the cost to replace, at current market rates, contracts in a profitable position.

(3)	The fair values of derivative instruments represent the estimated amounts the Corporation would receive or pay to terminate or otherwise settle the contracts at the balance sheet date. The fair values of all derivative instruments are reflected in the consolidated balance sheets.

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
     The following table presents net hedge ineffectiveness gains (losses) by risk management hedge type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in millions)	2006	2005	2006	2005

Cash Flow Hedges	$2	$(3)	$—	$(3)
Fair Value Hedges	—	—	—	—
Foreign Currency Hedges	—	—	—	—

Total	$2	$(3)	$—	$(3)

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
     As part of a cash flow hedging strategy, the Corporation entered into predominantly 2 to 3 year interest rate swap agreements (weighted-average original maturity of 2.9 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the next 2 to 3 years. Approximately 15 percent ($7 billion) of outstanding loans were designated as hedged items to interest rate swap agreements at September 30, 2006. During the three and nine month periods ended September 30, 2006, interest rate swap agreements designated as cash flow hedges decreased interest and fees on loans by $35 million and $93 million, respectively, compared to a decrease of $5 million and an increase of $14 million, respectively, for the comparable periods last year. If interest rates, interest yield curves and notional amounts remain at current levels, the Corporation expects to reclassify $52 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with existing and forecasted floating-rate loans.
     Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs cash instruments, such as investment securities, as well as derivative instruments, to manage exposure to these and other risks. In addition, the Corporation uses foreign exchange forward and option contracts to protect the value of its foreign currency investment in foreign subsidiaries. Realized and unrealized gains and losses from foreign exchange forward and option contracts used to protect the value of investments in foreign

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 — Derivative Instruments (continued)
subsidiaries are not included in the statement of income, but are shown in the accumulated foreign currency translation adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets. During the three and nine month periods ended September 30, 2006, in accordance with SFAS No. 52, “Foreign Currency Translation,” the Corporation recognized net losses of less than $0.5 million and net gains of less than $0.5 million, respectively, in accumulated foreign currency translation adjustment, related to the forward foreign exchange contracts. During the third quarter 2006, the Corporation completed the sale of its Mexican bank charter and reclassified $7 million of a related accumulated foreign currency translation adjustment to “loss on sales of businesses” on the consolidated statement of income, in accordance with SFAS No. 130, “Reporting Comprehensive Income” (as amended).
     Management believes these strategies achieve the desired relationship between the rate maturities of assets and funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although there can be no assurance that such strategies will be successful. The Corporation also uses various other types of derivative instruments to mitigate interest rate and foreign currency risks associated with specific assets or liabilities, which are reflected in the table on page 18. Such instruments include interest rate caps and floors, foreign exchange forward contracts, foreign exchange option contracts and foreign exchange cross-currency swaps.
     The following table summarizes the expected maturity distribution of the notional amount of risk management interest rate swaps and provides the weighted-average interest rates associated with amounts to be received or paid on interest rate swap agreements as of September 30, 2006. Swaps have been grouped by asset and liability designation.
Remaining Expected Maturity of Risk Management Interest Rate Swaps:

							Sept. 30,	Dec. 31,
						2011-	2006	2005
(dollar amounts in millions)	2006	2007	2008	2009	2010	2026	Total	Total

Variable rate asset designation:
Generic receive fixed swaps	$900	$3,000	$3,200	$—	$—	$—	$7,100	$9,200

Weighted average: (1)
Receive rate	2.59%	4.97%	7.02%	—%	—%	—%	5.59%	5.37%
Pay rate	5.42	7.11	8.25	—	—	—	7.41	6.30

Fixed rate asset designation:
Pay fixed swaps
Amortizing	$1	$2	$1	$—	$—	$—	$4	$5

Weighted average: (2)
Receive rate	4.33%	4.34%	4.33%	—%	—%	—%	4.33%	3.27%
Pay rate	3.52	3.53	3.52	—	—	—	3.52	3.53

Medium- and long-term debt designation:
Generic receive fixed swaps	$100	$450	$350	$100	$—	$1,350	$2,350	$2,250

Weighted average: (1)
Receive rate	2.95%	5.82%	6.17%	6.06%	—%	5.92%	5.82%	5.85%
Pay rate	5.47	5.49	5.21	5.51	—	5.44	5.42	4.34

Total notional amount	$1,001	$3,452	$3,551	$100	$—	$1,350	$9,454	$11,455

(1)	Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at September 30, 2006

(2)	Variable rates received are based on six-month LIBOR or one-month Canadian Dollar Offered Rates in effect at September 30, 2006

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 — Derivative Instruments (continued)
     The Corporation had commitments to purchase investment securities for its trading account portfolio totaling $15 million at September 30, 2006 and $6 million at December 31, 2005. Commitments to sell investment securities related to the trading account portfolio totaled $14 million at September 30, 2006 and $6 million at December 31, 2005. Outstanding commitments expose the Corporation to both credit and market risk.
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
     For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized less than $0.5 million of net gains in both the three month periods ended September 30, 2006 and 2005, and $1 million of net gains in both the nine month periods ended September 30, 2006 and 2005, which were included in “other noninterest income” in the consolidated statements of income. The fair value of derivative instruments held or issued in connection with customer-initiated activities, including those customer-initiated derivative contracts where the Corporation does not enter into an offsetting derivative contract position, is included in the table on page 18.
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

	Nine Months Ended	Year Ended	Nine Months Ended
(in millions)	September 30, 2006	December 31, 2005	September 30, 2005

Average unrealized gains	$102	$77	$76
Average unrealized losses	92	74	73
Noninterest income	31	39	28

Derivative Instrument Activity
     The following table provides a reconciliation of the beginning and ending notional amounts for risk management and customer-initiated and other derivative instruments for the nine months ended September 30, 2006.

	Risk Management			Customer-Initiated and Other
	Interest	Foreign		Interest	Energy	Foreign
	Rate	Exchange		Rate	Derivative	Exchange
(in millions)	Contracts	Contracts	Total	Contracts	Contracts	Contracts	Total

Balance at January 1, 2006	$11,455	$411	$11,866	$3,804	$979	$5,474	$10,257
Additions	100	4,783	4,883	2,656	196	73,236	76,088
Maturities/amortizations	(2,101)	(4,625)	(6,726)	(1,149)	(109)	(76,046)	(77,304)
Terminations	—	(4)	(4)	(117)	(160)	—	(277)

Balance at September 30, 2006	$9,454	$565	$10,019	$5,194	$906	$2,664	$8,764

     Additional information regarding the nature, terms and associated risks of derivative instruments can be found in the Corporation’s 2005 Annual Report on page 50 and in Notes 1 and 19 to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 11 — Standby and Commercial Letters of Credit and Financial Guarantees
     The total contractual amounts of standby letters of credit and financial guarantees and commercial letters of credit at September 30, 2006 and December 31, 2005, which represents the Corporation’s credit risk associated with these instruments, are shown in the table below.

(in millions)	September 30, 2006	December 31, 2005

Standby letters of credit and financial guarantees	$6,625	$6,433
Commercial letters of credit	292	269

     Standby and commercial letters of credit and financial guarantees represent conditional obligations of the Corporation, which guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2016. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation may enter into participation arrangements with third parties, which effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $668 million of the $6,625 million of standby letters of credit and financial guarantees outstanding at September 30, 2006. At September 30, 2006, the carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $76 million.
Note 12 – Contingent Liabilities
Legal Proceedings
     The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, management believes that current reserves, determined in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations.
Tax Contingency
     In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the IRS questions and/or challenges the tax position taken by the Corporation with respect to those transactions. The Corporation engaged in certain types of structured leasing transactions and a series of loans to foreign borrowers that the IRS disallowed in its examination of the Corporation’s federal tax returns for the years 1996 through 2000. The Corporation believes that its tax position related to both transaction groups referred to above was proper based upon applicable statutes, regulations and case law in effect at the time of the transactions. The Corporation intends to defend its position vigorously in accordance with its view of the law controlling these activities. However, a court, or administrative authority, if presented with the transactions, could disagree with the Corporation’s interpretation of the tax law. The ultimate outcome is not known.
     Based on current knowledge and probability assessment of various potential outcomes, management believes that the current tax reserves, determined in accordance with SFAS 5, are adequate to cover the above matters, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48). This new accounting guidance will change the method for determining tax benefits that the Corporation can recognize in its financial statements. The Corporation will adopt the provisions of FIN 48 in the first quarter 2007. See footnote 15 for a further discussion of the adoption of FIN 48.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Business Segment Information
     The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank (formerly known as Small Business & Personal Financial Services), and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities. This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes the discontinued operations of the Corporation’s Munder subsidiary (formerly included in the Wealth & Institutional Management segment), the income and expense impact of equity, cash and the unallocated allowance for loan losses, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at September 30, 2006. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
     In the first quarter 2006, the Corporation retroactively began allocating the portion of the allowance for loan losses and the associated provision for loan losses based on industry-specific and international risks, previously included in the Other category, to the three major business segments. Therefore, only the unallocated allowance continues to be reflected in the Other category. For a description of the business activities of each business segment and further information on the methodologies, which form the basis for these results, refer to Note 23 to the consolidated financial statements in the Corporation’s 2005 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Business Segment Information (continued)
     Business segment financial results for the nine months ended September 30, 2006 and 2005 are shown in the table below.

					Wealth & Institutional
(dollar amounts in millions)	Business Bank		Retail Bank		Management
Nine Months Ended September 30,	2006	2005	2006	2005	2006	2005

Earnings summary:
Net interest income (expense) (FTE)	$978	$1,057	$476	$452	$113	$111
Provision for loan losses	23	(16)	20	(4)	(1)	(5)
Noninterest income	189	213	157	156	196	195
Noninterest expenses	530	486	450	397	240	223
Provision (benefit) for income taxes (FTE)	186	265	54	76	24	31
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net income (loss)	$428	$535	$109	$139	$46	$57

Net loan charge-offs	$19	$66	$19	$17	$—	$5

Selected average balances:
Assets	$39,096	$35,283	$6,732	$6,467	$3,690	$3,519
Loans	37,849	34,126	6,029	5,803	3,547	3,371
Deposits	17,998	20,372	16,730	16,815	2,432	2,472
Liabilities	18,921	21,116	16,731	16,806	2,430	2,467
Attributed equity	2,602	2,509	826	792	300	299

Statistical data:
Return on average assets (1)	1.46%	2.02%	0.82%	1.05%	1.67%	2.14%
Return on average attributed equity	21.97	28.45	17.53	23.35	20.55	25.15
Net interest margin (2)	3.45	4.12	3.80	3.59	4.24	4.39
Efficiency ratio	45.41	38.25	71.18	65.32	77.64	72.85

	Finance		Other		Total
Nine Months Ended September 30,	2006	2005	2006	2005	2006	2005

Earnings summary:
Net interest income (expense) (FTE)	$(84)	$(162)	$—	$1	$1,483	$1,459
Provision for loan losses	—	—	(27)	(2)	15	(27)
Noninterest income	47	42	8	10	597	616
Noninterest expenses	—	—	1	42	1,221	1,148
Provision (benefit) for income taxes (FTE)	(23)	(52)	6	(11)	247	309
Income from discontinued operations, net of tax	—	—	(3)	9	(3)	9

Net income (loss)	$(14)	$(68)	$25	$(9)	$594	$654

Net loan charge-offs	$—	$—	$—	$—	$38	$88

Selected average balances:
Assets	$5,395	$5,412	$1,318	$1,278	$56,231	$51,959
Loans	16	(17)	34	50	47,475	43,333
Deposits	4,637	654	(103)	44	41,694	40,357
Liabilities	12,729	6,082	279	392	51,090	46,863
Attributed equity	476	524	937	972	5,141	5,096

Statistical data:
Return on average assets (1)	N/M	N/M	N/M	N/M	1.41%	1.68%
Return on average attributed equity	N/M	N/M	N/M	N/M	15.40	17.11
Net interest margin (2)	N/M	N/M	N/M	N/M	3.80	4.08
Efficiency ratio	N/M	N/M	N/M	N/M	58.68	55.32

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

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
     The Finance & Other Businesses segment includes the Corporation’s securities portfolio, asset and liability management activities, the discontinued operations of the Corporation’s Munder subsidiary (formerly included in Midwest & Other Markets), the income and expense impact of cash and loan loss reserves not assigned to specific business/market segments, tax benefits not assigned to specific business/market segments and miscellaneous other expenses of a corporate nature. This segment includes responsibility for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk and foreign exchange risk.
     In the first quarter 2006, the Corporation retroactively began allocating the portion of the allowance for loan losses and the associated provision for loan losses based on industry-specific and international risks, previously included in the Finance & Other Businesses segment, to the four primary geographic markets. Therefore, only the unallocated allowance continues to be reflected in the Finance & Other Businesses segment.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Business Segment Information (continued)
     Market segment financial results for the nine months ended September 30, 2006 and 2005 are shown in the table below.

(dollar amounts in millions)	Midwest & Other		Western		Texas
Nine Months Ended September 30,	2006	2005	2006	2005	2006	2005

Earnings summary:
Net interest income (expense) (FTE)	$815	$811	$524	$597	$193	$180
Provision for loan losses	41	48	1	(70)	(2)	(3)
Noninterest income	389	408	86	89	56	57
Noninterest expenses	709	639	327	310	158	136
Provision (benefit) for income taxes (FTE)	126	163	102	166	30	36
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net income (loss)	$328	$369	$180	$280	$63	$68

Net loan charge-offs	$27	$64	$4	$13	$5	$7

Selected average balances:
Assets	$25,130	$24,863	$16,525	$13,850	$6,083	$5,123
Loans	23,914	23,662	15,934	13,276	5,817	4,942
Deposits	18,392	18,881	14,775	16,833	3,682	3,651
Liabilities	19,222	19,602	14,857	16,846	3,691	3,649
Attributed equity	2,018	2,028	1,096	1,039	524	464

Statistical data:
Return on average assets (1)	1.74%	1.98%	1.45%	2.08%	1.39%	1.77%
Return on average attributed equity	21.68	24.27	21.88	35.85	16.09	19.52
Net interest margin (2)	4.53	4.54	4.39	4.74	4.42	4.84
Efficiency ratio	58.98	52.43	53.65	45.12	63.41	57.63

			Finance &
	Florida		Other Businesses		Total
Nine Months Ended September 30,	2006	2005	2006	2005	2006	2005

Earnings summary:
Net interest income (expense) (FTE)	$35	$32	$(84)	$(161)	$1,483	$1,459
Provision for loan losses	2	—	(27)	(2)	15	(27)
Noninterest income	11	10	55	52	597	616
Noninterest expenses	26	21	1	42	1,221	1,148
Provision (benefit) for income taxes (FTE)	6	7	(17)	(63)	247	309
Income from discontinued operations, net of tax	—	—	(3)	9	(3)	9

Net income (loss)	$12	$14	$11	$(77)	$594	$654

Net loan charge-offs	$2	$4	$—	$—	$38	$88

Selected average balances:
Assets	$1,780	$1,433	$6,713	$6,690	$56,231	$51,959
Loans	1,760	1,420	50	33	47,475	43,333
Deposits	311	294	4,534	698	41,694	40,357
Liabilities	312	292	13,008	6,474	51,090	46,863
Attributed equity	90	69	1,413	1,496	5,141	5,096

Statistical data:
Return on average assets (1)	0.92%	1.31%	N/M	N/M	1.41%	1.68%
Return on average attributed equity	18.23	27.19	N/M	N/M	15.40	17.11
Net interest margin (2)	2.68	3.02	N/M	N/M	3.80	4.08
Efficiency ratio	55.06	49.39	N/M	N/M	58.68	55.32

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE — Fully Taxable Equivalent

N/M — Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 14 — Pending Transaction/Discontinued Operations
     During the third quarter 2006, the Corporation signed a definitive agreement to sell its ownership interest in Munder Capital Management (Munder) to an investor group. Munder provides investment advisory services to institutions, municipalities, unions, charitable organizations and private investors, and also serves as investment advisor for Munder Funds. Effective with the third quarter 2006, the Corporation is accounting for Munder as a discontinued operation (previously reported in Wealth & Institutional Management and Midwest & Other Markets for business and geographic market segment reporting, respectively), and all prior periods have been restated.
     The closing of the transaction is currently anticipated for late 2006. For its approximately 90 percent fully diluted interest in Munder, the Corporation expects to receive $232 million in cash at closing, an interest-bearing contingent note and Munder’s interest in World Asset Management, an internal division of Munder with $16.2 billion in indexed assets under management at September 30, 2006. The contingent note has an initial principal amount of $70 million, which would be realized if the Corporation’s client-related revenues earned by Munder remain consistent with current levels of approximately $17 million per year for the five years following the closing of the transaction. The principal amount of the note may be increased to a maximum of $80 million or decreased to as low as zero, depending on the level of such revenues earned in the five years following the closing. Repayment of the principal is scheduled to begin after the sixth anniversary of the closing of the transaction and to be paid off within one year. The transaction is subject to certain regulatory and third party approvals and the satisfaction of other customary conditions.
     The Corporation expects to recognize an initial after-tax gain from the sale of Munder in the range of $100 million to $110 million upon closing. Future gains related to the contingent note are expected to be recognized periodically as targets for the Corporation’s client-related revenues earned by Munder are achieved. The potential future gains are expected to be recorded between 2008 and the fourth quarter of 2011, unless fully earned prior to that time.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” approximately $63 million of goodwill attributed to Munder has been classified as assets held-for-sale which are included in “short-term investments” on the consolidated balance sheet at September 30, 2006.
     The components of net income (loss) from discontinued operations for the three and nine month periods ended September 30, 2006 and 2005, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2006	2005	2006	2005

Net interest income	$2	$—	$4	$(1)
Noninterest income	19	17	58	45
Noninterest expenses	13	11	46	31

Income from discontinued operations before income taxes and cumulative effect of change in accounting principle	8	6	16	13
Provision for income taxes	3	1	11	4

Income from discontinued operations before cumulative effect of change in accounting principle	5	5	5	9
Cumulative effect of change in accounting principle, net of tax*	—	—	(8)	—

Net income (loss) from discontinued operations	$5	$5	$(3)	$9

Earnings (loss) from discontinued operations per common share:
Basic	$0.03	$0.03	$(0.01)	$0.05
Diluted	0.03	0.03	(0.01)	0.05

*	Resulting from adoption of SFAS 123(R) in January 2006.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 15 — Pending Accounting Pronouncements
     In July 2006, the FASB issued FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” (FSP 13-2). FSP 13-2 requires a recalculation of the lease income from the inception of a leveraged lease if, during the lease term, the expected timing of the income tax cash flows generated from a leveraged lease is revised. At adoption of FSP 13-2, recalculations of affected leveraged leases would result in a one-time non-cash charge to be recognized as a change in accounting principle via a cumulative adjustment to the opening balance of retained earnings in the period of adoption. Assuming there is no subsequent change in future periods to total expected cash flows, the amount of the charge, if any, related to the previously recognized lease income would be recognized as income over the remaining lives of the leveraged leases affected by the provision of FSP 13-2. FSP 13-2 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Corporation will adopt the provisions of FSP 13-2 in the first quarter 2007, and currently estimates the non-cash charge to beginning retained earnings to be approximately $47 million. However, the amount charged to beginning retained earnings upon adoption could be impacted by events in the fourth quarter 2006 and further clarification and interpretation of the provisions of FSP 13-2.
     In July 2006, the FASB also issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes,” by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The minimum recognition threshold requires the Corporation to recognize, in its financial statements, the impact of a tax position if it is more likely than not that the tax position is valid and would be sustained on audit, including resolution of related appeals or litigation processes, if any. Only tax positions that meet the “more likely than not” recognition criteria at the effective date may be recognized or continue to be recognized in the financial statements upon the adoption of FIN 48. The Interpretation provides guidance on measurement, de-recognition of tax benefits, classification, accounting disclosure, and transition requirements in accounting for uncertain tax positions. Changes in the amount of tax benefits recognized resulting from the application of the provisions of this Interpretation would result in a one-time non-cash charge to be recognized as a change in accounting principle via a cumulative adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Corporation will adopt the provisions of FIN 48 in the first quarter 2007. The Corporation is currently evaluating the guidance contained in FIN 48 and does not expect the non-cash charge to be material to beginning retained earnings. However, the amount charged to beginning retained earnings upon adoption could be impacted by events in the fourth quarter 2006 and further clarification and interpretation of the provisions of FIN 48.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the Corporation transacts. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the Corporation’s own data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Corporation will adopt the provisions of SFAS 157 in the first quarter of 2008. The Corporation is currently evaluating the guidance contained in SFAS 157 to determine the effect adoption of the guidance will have on the Corporation’s financial condition and results of operations.
In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS 158).” SFAS 158 is the first phase of a two-phase project by the FASB to change the current accounting for these types of entity-sponsored plans. SFAS 158 requires the Corporation to recognize in its statement of financial position the over-funded or under-funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement plan, the benefit obligation is the accumulated benefit obligation. SFAS 158 requires the immediate recognition of unrecognized prior service costs and credits, unrecognized net actuarial gains or

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 15 — Pending Accounting Pronouncements (continued)
losses, and any unrecognized transition obligation or asset as components of other comprehensive income, net of tax. SFAS 158 also requires the defined benefit plan assets and defined benefit plan obligations be measured as of the date of the statement of financial position, which is the Corporation’s current practice. SFAS 158 is effective for fiscal years ending after December 15, 2006 and shall be applied prospectively. Accordingly, the Corporation will adopt the provisions of SFAS 158 in the fourth quarter 2006, and expects to record approximately $290 million as an after-tax reduction to accumulated other comprehensive income. This estimate assumes relative stability of asset values in the fourth quarter and is based on the actuarial assumptions used to calculate the 2006 expense for the employee benefit plans.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net income for the three months ended September 30, 2006 was $200 million, a decrease of $38 million, or 16 percent, from $238 million reported for the three months ended September 30, 2005. Quarterly diluted net income per share decreased 13 percent to $1.23 in the third quarter 2006, compared to $1.41 in the same period a year ago. Return on average common shareholders’ equity was 15.38 percent and return on average assets was 1.41 percent for the third quarter 2006, compared to 18.59 percent and 1.78 percent, respectively, for the comparable quarter last year. The decrease in net income in the third quarter 2006 from the comparable quarter last year resulted primarily from a $45 million increase in the provision for loan losses and a $19 million decrease in noninterest income. Included in third quarter 2005 was the impact of a warrant accounting change, which increased net interest income by $20 million and increased noninterest expenses (for related incentives) by $4 million.
     Net income for the first nine months of 2006 was $594 million, or $3.64 per diluted share, compared to $654 million, or $3.85 per diluted share, for the comparable period last year, decreases of nine percent and five percent, respectively. Return on average common shareholders’ equity was 15.40 percent and return on average assets was 1.41 percent for the first nine months of 2006, compared to 17.11 percent and 1.68 percent, respectively, for the first nine months of 2005. The $60 million decrease in net income for the nine months ended September 30, 2006 from the comparable period a year ago resulted primarily from a $42 million increase in the provision for loan losses, a $19 million decrease in noninterest income, due principally to the $12 million loss on the sale of the Corporation’s Mexican bank charter discussed below, and a $73 million increase in noninterest expenses, resulting principally from increases in salaries and employee benefits expense, the provision for credit losses on lending-related commitments and interest expense on tax liabilities. Net income benefited from a $25 million increase in net interest income. Included in the first nine months of 2005 was the impact of a warrant accounting change, which increased net interest income by $20 million and increased noninterest expenses (for related incentives) by $4 million. In addition, the provision for federal income taxes was reduced by a $16 million adjustment in the first nine months of 2006, resulting from completion of an examination by the Internal Revenue Service and an updated assessment of reserves on certain types of structured lease transactions and a series of loans to foreign borrowers.
Discontinued Operations and Sale of Mexican Bank Charter
     During the third quarter 2006, the Corporation signed a definitive agreement to sell its stake in Munder Capital Management (Munder) to an investor group. Effective with the third quarter 2006, the Corporation is accounting for Munder as a discontinued operation (previously reported in Wealth & Institutional Management and Midwest & Other Markets for business and geographic market segment reporting, respectively), and all prior periods have been restated. The remaining discussion and analysis of the Corporation’s results of operations is based on results from continuing operations.
     For detailed information concerning the sale of Munder and the components of discontinued operations, refer to Note 14 to these consolidated financial statements.
     During the third quarter 2006, the Corporation completed the sale of its Mexican bank charter and recognized an incremental net loss on the sale of $7 million in the three-month period ended September 30, 2006. Along with the $5 million impairment recorded in the first quarter 2006, the cumulative net loss on the sale was $12 million. The loss is included in “net gain (loss) on sales of businesses” on the consolidated statements of income and reflected in the Corporation’s Business Bank business segment and Midwest & Other Markets geographic market segment. As part of the sale transaction, the Corporation transferred $24 million of loans and $18 million of liabilities to the buyer.
Net Interest Income
     The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended September 30, 2006. On a FTE basis, net interest income decreased $11 million to $502 million for the three months ended September 30, 2006, from $513 million for the comparable period in 2005. The decrease in net interest income in the third quarter 2006 compared to the same period in 2005 resulted primarily from a $20 million change in warrant accounting which increased net interest income in the third quarter 2005, and a decline in noninterest-bearing deposits, partially offset by loan growth and a greater contribution to rate spreads from noninterest-bearing deposits in a higher rate environment. Average earning assets increased $3.4 billion, or seven percent, to $52.5 billion in the third quarter 2006, compared to $49.1 billion in the third quarter 2005, primarily due to a $3.5 billion, or eight percent, increase in average loans to $48.1 billion in the third quarter 2006. The net interest margin (FTE) for the three months ended September 30, 2006 was 3.79 percent, compared to 4.15 percent for the comparable period in 2005. The decrease in the net interest margin (FTE) resulted from the 2005 warrant accounting change discussed above, which increased the third quarter 2005 net interest margin 16 basis points, and a decrease of $2.4 billion in average Financial Services Division noninterest-bearing deposits, as well as competitive loan pricing and the margin impact of loan growth funded with non-core deposits and purchased funds. These decreases in the net interest margin (FTE) were partially offset by the greater contribution from noninterest-bearing deposits in a higher rate environment as discussed above, and a $241 million decrease in average Financial Services Division loans (primarily low-rate). For further discussion of the effects of market rates on net interest income, refer to “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”
     Table II provides an analysis of net interest income for the first nine months of 2006. On a FTE basis, net interest income for the nine months ended September 30, 2006 was $1,483 million, compared to $1,459 million for the same period in 2005, an increase of $24 million. Average earning assets increased $4.2 billion, or nine percent, to $52.0 billion, in the nine months ended September 30, 2006, compared to $47.7 billion in the same period in the prior year, primarily due to a $4.1 billion, or 10 percent, increase in average loans to $47.5 billion in the nine months ended September 30, 2006. Average Financial Services Division noninterest-bearing deposits decreased $1.3 billion, and average Financial Services Division loans (primarily low-rate) increased $918 million in the nine months ended September 30, 2006 compared to the same period in the prior year. The net interest margin (FTE) for the nine months ended September 30, 2006 decreased to 3.80 percent from 4.08 percent for the same period in 2005, due to the 2005 warrant accounting change, which increased the 2005 net interest margin six basis points, the changes in average Financial Services Division noninterest-bearing deposits and loans noted above, and for the other reasons cited in the quarterly discussion above.
     Net interest income and net interest margin are impacted by the operations of the Corporation’s Financial Services Division. Financial Services Division customers deposit large balances (primarily noninterest-bearing) and the Corporation pays certain customer services expenses (included in “noninterest expenses” on the consolidated statements of income) and/or makes low-rate loans (included in “net interest income” on the consolidated statements of income) to such customers. Footnote (1) to Tables I and II displays average Financial Services Division loans and deposits, with related interest income/expense and average rates. As shown in footnote (2) to Tables I and II, the impact of Financial Services Division loans (primarily low-rate) on net interest margin (assuming the loans were funded by Financial Services Division noninterest-bearing deposits) was a decrease of 14 basis points and 18 basis points in the three and nine month periods ended September 30, 2006, respectively, compared to a decrease of 18 basis points and 13 basis points for the comparable periods in the prior year.
     Management currently expects average full-year 2006 net interest margin of about 3.80 percent.

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE)

	Three Months Ended
	September 30, 2006			September 30, 2005
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (1) (2) (3)	$27,534	$498	7.18%	$25,230	$378	5.95%
Real estate construction loans	4,064	90	8.79	3,202	60	7.40
Commercial mortgage loans (1)	9,362	175	7.42	8,631	138	6.37
Residential mortgage loans	1,602	24	6.08	1,418	20	5.76
Consumer loans	2,474	45	7.32	2,703	41	6.04
Lease financing	1,323	13	4.00	1,300	10	2.98
International loans	1,766	33	7.35	2,098	33	6.27
Business loan swap expense	—	(35)	—	—	(5)	—

Total loans (2) (3)	48,125	843	6.96	44,582	675	6.01

Investment securities available-for-sale	3,887	43	4.22	3,935	38	3.80
Short-term investments	488	7	5.75	549	7	4.76

Total earning assets	52,500	893	6.74	49,066	720	5.82

Cash and due from banks	1,561			1,788
Allowance for loan losses	(495)			(601)
Accrued income and other assets	3,224			3,209

Total assets	$56,790			$53,462

Money market and NOW deposits (1)	$14,885	116	3.07	$16,987	89	2.09
Savings deposits (1)	1,434	3	0.87	1,531	2	0.52
Customer certificates of deposit (1)	6,710	70	4.17	5,482	40	2.86
Institutional certificates of deposit	5,180	72	5.45	430	4	3.63
Foreign office time deposits	924	11	4.96	1,110	12	4.21

Total interest-bearing deposits	29,133	272	3.70	25,540	147	2.28

Short-term borrowings	2,125	28	5.29	1,804	16	3.52
Medium- and long-term debt	6,297	91	5.73	4,144	44	4.26

Total interest-bearing sources	37,555	391	4.13	31,488	207	2.61

Noninterest-bearing deposits (1)	12,723			15,734
Accrued expenses and other liabilities	1,309			1,124
Common shareholders’ equity	5,203			5,116

Total liabilities and shareholders’ equity	$56,790			$53,462

Net interest income/rate spread (FTE)		$502	2.61		$513	3.21

FTE adjustment		$—			$1

Impact of net noninterest-bearing sources of funds			1.18			0.94

Net interest margin (as a percentage of average earning assets) (FTE) (2) (3)			3.79%			4.15%

(1) FSD balances included above:
Loans (primarily low-rate)	$2,093	$3	0.64%	$2,334	$2	0.42%
Interest-bearing deposits	1,465	15	3.95	2,578	20	3.04
Noninterest-bearing deposits	4,079			6,430
(2) Impact of FSD loans (primarily low-rate) on the following:
Commercial loans			(0.54)%			(0.56)%
Total loans			(0.28)			(0.31)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			(0.14)			(0.18)
(3) Impact of third quarter 2005 warrant accounting change on the following:
Commercial loans					$20	0.32%
Total loans					20	0.18
Net interest margin (FTE)					20	0.16

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	September 30, 2006/September 30, 2005
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume*	(Decrease)

Loans	$101	$67	$168
Investment securities available-for-sale	5	—	5
Short-term investments	2	(2)	—

Total earning assets	108	65	173

Interest-bearing deposits	66	59	125
Short-term borrowings	8	4	12
Medium- and long-term debt	15	32	47

Total interest-bearing sources	89	95	184

Net interest income/rate spread (FTE)	$19	$(30)	$(11)

*	Rate/Volume variances are allocated to variances due to volume.

Table II — Year-to-date Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE)

	Nine Months Ended
	September 30, 2006			September 30, 2005
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (1) (2) (3)	$27,251	$1,375	6.75%	$24,207	$994	5.49%
Real estate construction loans	3,805	244	8.57	3,119	163	6.97
Commercial mortgage loans (1)	9,198	496	7.22	8,488	385	6.07
Residential mortgage loans	1,544	69	5.99	1,362	58	5.70
Consumer loans	2,555	135	7.07	2,703	115	5.70
Lease financing	1,307	40	4.04	1,281	36	3.72
International loans	1,815	94	6.93	2,173	95	5.82
Business loan swap income (expense)	—	(93)	—	—	14	—

Total loans (2) (3)	47,475	2,360	6.65	43,333	1,860	5.74

Investment securities available-for-sale	4,042	132	4.20	3,802	107	3.69
Short-term investments	438	20	6.06	581	18	4.18

Total earning assets	51,955	2,512	6.44	47,716	1,985	5.55

Cash and due from banks	1,589			1,709
Allowance for loan losses	(497)			(644)
Accrued income and other assets	3,184			3,178

Total assets	$56,231			$51,959

Money market and NOW deposits (1)	$15,597	327	2.80	$17,326	235	1.81
Savings deposits (1)	1,463	8	0.76	1,560	6	0.45
Customer certificates of deposit (1)	6,275	181	3.86	5,362	103	2.57
Institutional certificates of deposit	4,053	156	5.13	299	7	3.14
Foreign office time deposits	1,007	35	4.70	855	26	4.08

Total interest-bearing deposits	28,395	707	3.33	25,402	377	1.98

Short-term borrowings	3,193	115	4.84	1,148	28	3.26
Medium- and long-term debt	4,963	207	5.57	4,244	121	3.82

Total interest-bearing sources	36,551	1,029	3.76	30,794	526	2.28

Noninterest-bearing deposits (1)	13,299			14,955
Accrued expenses and other liabilities	1,240			1,114
Common shareholders’ equity	5,141			5,096

Total liabilities and shareholders’ equity	$56,231			$51,959

Net interest income/rate spread (FTE)		$1,483	2.68		$1,459	3.27

FTE adjustment		$2			$3

Impact of net noninterest-bearing sources of funds			1.12			0.81

Net interest margin (as a percentage of average earning assets) (FTE) (2) (3)			3.80%			4.08%

(1) FSD balances included above:
Loans (primarily low-rate)	$2,516	$10	0.55%	$1,598	$6	0.48%
Interest-bearing deposits	1,835	53	3.84	2,596	53	2.75
Noninterest-bearing deposits	4,516			5,846
(2) Impact of FSD loans (primarily low-rate) on the following:
Commercial loans			(0.63)%			(0.35)%
Total loans			(0.34)			(0.20)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			(0.18)			(0.13)
(3) Impact of third quarter 2005 warrant accounting change on the following:
Commercial loans					$20	0.11%
Total loans					20	0.06
Net interest margin (FTE)					20	0.06

Table II — Year-to-date Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE) (continued)

	Nine Months Ended
	September 30, 2006/September 30, 2005
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume*	(Decrease)

Loans	$282	$218	$500
Investment securities available-for-sale	17	8	25
Short-term investments	8	(6)	2

Total earning assets	307	220	527

Interest-bearing deposits	191	139	330
Short term borrowings	13	74	87
Medium- and long-term debt	56	30	86

Total interest-bearing sources	260	243	503

Net interest income/rate spread (FTE)	$47	$(23)	$24

*	Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses
     The provision for loan losses was $15 million for the third quarter 2006, compared to a negative provision of $30 million for the same period in 2005. The provision for loan losses for the first nine months of 2006 was $15 million, compared to a negative provision of $27 million for the same period in 2005. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed in the section entitled “Allowance for Credit Losses and Nonperforming Assets.” The increase in the provision for loan losses in the three-month period ended September 30, 2006, when compared to the same period in 2005, resulted primarily from loan growth and a leveling off of credit quality trends. These credit trends reflect improving economic conditions in certain of the Corporation’s primary geographic markets. While the economic conditions in the Corporation’s Michigan market deteriorated over the last year, the economic conditions in the Texas market have continued to improve somewhat faster than growth in the national economy, while California appears to be growing, but at a rate slower than the nation as a whole. The Michigan Business Activity index compiled by the Corporation for the first eight months of 2006 declined approximately one percent, compared to the same period of 2005. Intense restructuring efforts in the Michigan-based automotive sector are creating a significant drag on the state economy. Forward-looking indicators suggest that economic conditions in the Corporation’s primary markets are likely to resemble recent trends for the remainder of 2006.
     The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was a negative $5 million for the three months ended September 30, 2006 and $9 million for the nine months ended September 30, 2006, compared to negative provisions of $1 million and $7 million for the comparable periods in 2005. The $16 million increase in the nine months ended September 30, 2006, when compared to the nine months ended September 30, 2005, was primarily the result of an increase in specific reserves related to unused commitments to extend credit to customers in the automotive industry.
     Management currently expects credit-related net charge-offs of about 15 basis points of average loans for full-year 2006. Also, management currently expects a provision for credit losses, which includes both loan losses and credit losses on lending-related commitments, in excess of credit-related net charge-offs for the remainder of 2006.
Noninterest Income
     Noninterest income was $196 million for the three months ended September 30, 2006, a decrease of $19 million, or nine percent, compared to the same period in 2005. The incremental net loss of $7 million on the sale of the Mexican bank charter recognized in the third quarter 2006, a $7 million decrease in warrant income, and an $8 million decrease in income (net of write-downs) from unconsolidated venture capital and private equity investments all contributed to the decrease in noninterest income.
     Noninterest income was $597 million for first nine months of 2006, a decrease of $19 million, or three percent, compared to the same period in 2005, due primarily to the net loss of $12 million recognized on the sale of the Mexican bank charter in the nine months ended September 30, 2006 and a $7 million decrease in warrant income.
     Certain categories included in “other noninterest income” on the consolidated statements of income are highlighted in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Other noninterest income
Risk management hedge gains (losses) from interest rate and foreign exchange contracts	$2	$(3)	$(1)	$(3)
Income (net of write-downs) from unconsolidated venture capital and private equity investments	5	13	7	8
     Management currently expects stable noninterest income, excluding net gain on sales of businesses, for full-year 2006, compared to 2005.

Noninterest Expenses
Noninterest expenses were $400 million for the three months ended September 30, 2006, a decrease of $11 million, or three percent, from the comparable period in 2005. Total salaries and benefits expense increased $5 million, or two percent, the components of which are shown in the table below. The $9 million increase in regular salaries was primarily the result of annual merit increases and increases in contract labor costs associated with technology-related projects. Changes in warrant-related incentives contributed $6 million of the $10 million decrease in incentives expense. The provision for credit losses on lending-related commitments was a negative $5 million in the third quarter 2006, compared to a negative $1 million in the third quarter 2005. The $4 million decrease was primarily due to the sale of an unfunded commitment for an auto-related manufacturer at a price greater than previously reserved. Customer services expense, which represents compensation provided to customers and is one method to attract and retain title and escrow deposits in the Corporation’s Financial Services Division, was $11 million in the third quarter 2006, a decrease of $18 million, compared to $29 million in the third quarter 2005. The amount of customer services expense varies from period to period as a result of changes in the level of noninterest-bearing deposits in the Corporation’s Financial Services Division and the earnings credit allowances provided on these deposits, as well as the competitive environment.
     The following table summarizes the various components of salaries and employee benefits expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Salaries
Salaries — regular	$157	$148	$460	$435
Incentives	32	42	87	108
Share-based compensation	13	11	45	31

Total salaries	202	201	592	574

Employee benefits
Pension expense	10	8	30	24
Other employee benefits	38	36	112	109

Total employee benefits	48	44	142	133

Total salaries and employee benefits	$250	$245	$734	$707

     Noninterest expenses for the first nine months of 2006 were $1.2 billion, an increase of $73 million, or six percent, from the comparable period in 2005. The increase was primarily due to increases in regular salaries ($25 million), share-based compensation ($14 million), the provision for credit losses on lending-related commitments ($16 million), and interest expense on tax liabilities ($14 million). Regular salaries increased $25 million in the first nine months of 2006, when compared to the first nine months of 2005 for the reasons cited in the quarterly discussion above, while executive and business unit incentives declined $21 million. The provision for credit losses on lending-related commitments was $9 million for the nine months ended September 30, 2006, compared to a negative $7 million in the comparable 2005 period. The increase in the provision for credit losses on lending-related commitments was primarily the result of an increase in specific reserves related to unused commitments to extend credit to customers in the automotive industry. Share-based compensation expense increased primarily as a result of adopting the requisite service period provisions of SFAS No. 123(R) effective January 1, 2006, as discussed in Notes 1 and 8 to the consolidated financial statements. Interest expense on tax liabilities increased $14 million, to $22 million for the nine months ended September 30, 2006, compared to the same period in 2005, for the reasons cited below in the section entitled “Provision for Income Taxes and Tax-related Interest.” Customer services expense was $33 million in the first nine months of 2006, a decrease of $17 million compared to $50 million for the same period in 2005.
     Management currently expects low-single digit noninterest expense growth, excluding the provision for credit losses on lending-related commitments, for full-year 2006, compared to 2005.
Provision for Income Taxes and Tax-related Interest
     The provision for income taxes for the third quarter 2006 was $88 million, compared to $113 million for the same period a year ago. The effective tax rate was 31 percent and 32 percent for the third quarter 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the provision for income taxes was $245 million and $306 million, respectively. The effective tax rate was 29 percent and 32 percent, for the nine months ended September 30, 2006 and 2005, respectively. In the first quarter 2006, the IRS completed the examination of the Corporation’s federal tax returns for the years 1996 through 2000. Tax reserves were adjusted to reflect the resolution of those tax years, and to reflect an updated assessment of reserves on certain types of structured lease transactions and a series of loans to foreign borrowers. The effect of these adjustments decreased federal taxes ($16 million) and increased interest on tax liabilities ($23 million, $15 million after-tax) in the first quarter 2006. Tax-related interest was reduced by $6 million in the second quarter 2006 upon settlement of various refund claims with the IRS.
     Management currently expects the effective tax rate for the remainder of 2006 to be about 31 percent.
Business Segments
     The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance Division. Note 13 to the consolidated financial statements presents financial results of these business segments for the nine months ended September 30, 2006 and 2005. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 13 to these consolidated financial statements and Note 23 to the consolidated financial statements in the Corporation’s 2005 Annual Report.
     The following table presents net income (loss) by business segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2006		2005

Business Bank	$428	73%	$535	73%
Retail Bank	109	19	139	19
Wealth & Institutional Management	46	8	57	8

	583	100%	731	100%
Finance	(14)		(68)
Other*	25		(9)

Total	$594		$654

*	Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division
     The Business Bank’s net income of $428 million decreased $107 million, or 20 percent, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Net interest income (FTE) was $978 million, a decrease of $79 million from the comparable prior year period. The decrease in net interest income (FTE) was primarily due to a $20 million adjustment related to a change in warrant accounting policy posted in the third quarter 2005, a decline in loan spreads, a $918 million increase in average low-rate Financial Services Division loan balances, and a $2.1 billion decrease in average Financial Services Division deposit balances. These decreases were partially offset by a $2.8 billion, or nine percent, increase in average loan balances (excluding Financial Services Division) and an increase in deposit spreads for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The provision for loan losses increased $39 million, primarily due to a decrease in credit quality improvements in 2006 compared to 2005, and loan growth. Noninterest income of $189 million decreased $24 million from the comparable prior year period, primarily due to a $12 million loss on the sale of the Corporation’s Mexican bank charter in 2006, an $8 million decrease in letter of credit fees, and a $7 million decrease in warrant income. Noninterest expenses of $530 million for the nine months ended September 30, 2006, increased $44 million from the same period in the prior year, primarily due to a $23 million increase in allocated net corporate overhead expenses, a $17 million increase in the provision for credit losses on lending-related commitments, a $6 million increase in outside processing fees, a $4 million increase in legal fees, a $3 million increase in advertising and marketing expenses, partially offset by a $17 million decrease in customer services expense. The corporate overhead allocation rates used in the first nine months of 2005 and full-year 2005 were seven and 10 percent, respectively. The corporate overhead allocation rate used in the first nine months of 2006 was 12 percent. The two percentage point increase in rate in the first nine months of 2006, when compared to the full-year 2005, resulted mostly from income tax related items.

     The Retail Bank’s net income decreased $30 million, or 22 percent, to $109 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Net interest income (FTE) of $476 million increased $24 million from the comparable period in the prior year, primarily due to an increase in deposit spreads. The provision for loan losses increased $24 million due to loan growth and an increase in loan loss reserves for certain types of home equity and manufactured home loans. Noninterest income of $157 million increased $1 million from the comparable prior year period. Noninterest expenses of $450 million for the nine months ended September 30, 2006, increased $53 million from the same period in the prior year, primarily due to a $22 million increase in allocated net corporate overhead expenses, an $11million increase in salaries and employee benefits expense, and a $4 million increase in net occupancy expense. Refer to the Business Bank discussion above for an explanation on the increase in allocated net corporate overhead expenses. The Corporation opened seven banking centers in the third quarter 2006 and 14 in the nine months ended September 30, 2006, and is on target to open 24 total banking centers in 2006. In addition, the Corporation consolidated 11 banking centers in Michigan in the nine months ended September 30, 2006.
     Wealth & Institutional Management’s net income decreased $11 million, or 18 percent, to $46 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Net interest income (FTE) of $113 million increased $2 million from the comparable period in the prior year, primarily due to a $176 million, or five percent, increase in average loan balances. The provision for loan losses increased $4 million, primarily due to loan growth. Noninterest income of $196 million increased $1 million from the comparable period in the prior year. Noninterest expenses of $240 million increased $17 million from the same period in the prior year, primarily due to a $10 million increase in allocated net corporate overhead expenses. Refer to the Business Bank discussion above for an explanation on the increase in allocated net corporate overhead expenses.
     The net loss for the Finance Division was $14 million for the nine months ended September 30, 2006, compared to a net loss of $68 million for the nine months ended September 30, 2005. Contributing to the decrease in net loss was a $78 million increase in net interest income (FTE), primarily due to the rising rate environment in which interest income received from the lending-related business units rises more quickly than the longer-term value attributed to deposits generated by the business units. In addition, noninterest income increased $5 million from the comparable period in the prior year, primarily due to a $3 million increase in income from bank owned life insurance and a $2 million increase in risk management hedge income.
     Net income in the Other category was $25 million for the nine months ended September 30, 2006, compared to a net loss of $9 million for the nine months ended September 30, 2005. The increase in net income was primarily due to a $25 million decrease in the unallocated provision for loan losses, which is not assigned to other segments, resulting from reduced new business migration risk reserves based on improved data, as well as, improved risk rating accuracy in the Corporation’s commercial loan portfolio. Partially offsetting the change in the provision for loan losses was a $12 million decrease, net of taxes, in income from discontinued operations, which resulted, in part, from an $8 million, net of taxes, transition adjustment expense related to SFAS No. 123 (R) recorded in the first quarter 2006. The remaining variance was due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expense is allocated to other segments.
Geographic Market Segments
     The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest & Other Markets, Western, Texas and Florida. Note 13 to the consolidated financial statements presents financial results of these market segments for the nine months ended September 30, 2006 and 2005.
     The following table presents net income (loss) by market segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2006		2005

Midwest & Other Markets	$328	56%	$369	51%
Western	180	31	280	38
Texas	63	11	68	9
Florida	12	2	14	2

	583	100%	731	100%
Finance & Other Businesses*	11		(77)

Total	$594		$654

*	Includes discontinued operations and items not directly associated with the three major business segments

     The Midwest & Other Markets’ net income decreased $41 million, or 11 percent, to $328 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Net interest income (FTE) of $815 million increased $4 million from the comparable period in the prior year. The increase in net interest income (FTE) was primarily due to a $252 million, or one percent, increase in average loan balances and an increase in deposit spreads, partially offset by a decline in average deposit balances and loan spreads. The provision for loan losses declined $7 million, primarily due to credit quality improvements in the commercial loan portfolio, partially offset by an increase in loan loss reserves for home equity and manufactured home loans. Noninterest income of $389 million decreased $19 million from the comparable period in the prior year, primarily due to a $12 million loss on the sale of the Corporation’s Mexican bank charter in 2006, and an $8 million decrease in letter of credit fees. Noninterest expenses of $709 million increased $70 million from the same period in the prior year, primarily due to a $31 million increase in allocated net corporate overhead expenses, an $17 million increase in the provision for credit losses on lending-related commitments, and a $10 million increase in outside processing fees. Refer to the Business Bank discussion above for an explanation on the increase in allocated net corporate overhead expenses. The Corporation opened one banking center and consolidated 11 banking centers in Michigan in the nine months ended September 30, 2006.
     The Western market’s net income decreased $100 million, or 36 percent, to $180 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Net interest income (FTE) of $524 million decreased $73 million from the comparable prior year period. The decrease in net interest income (FTE) was primarily due to a $20 million adjustment related to a change in warrant accounting policy posted in the third quarter 2005 , a $2.1 billion decrease in average Financial Services Division deposit balances, a $918 million increase in average Financial Services Division loans (primarily low-rate), and a decline in loan spreads (excluding Financial Services Division), partially offset by a $1.7 billion, or 15 percent, increase in average loan balances (excluding Financial Services Division). The provision for loan losses of $1 million increased $71 million, primarily due to loan growth and a slower pace of credit quality improvements in 2006 compared to 2005. Noninterest income of $86 million for the nine months ended September 30, 2006, decreased $3 million from the comparable period in the prior year. Noninterest expenses of $327 million increased $17 million, primarily due to a $14 million increase in allocated net corporate overhead expenses and a $4 million increase in salaries and employee benefits expense. Refer to the Business Bank discussion above for an explanation on the increase in allocated net corporate overhead expenses. The Corporation opened eight banking centers in the Western market in the nine months ended September 30, 2006.
     The Texas market’s net income decreased $5 million, or seven percent, to $63 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Net interest income (FTE) of $193 million increased $13 million from the comparable period in the prior year. The increase in net interest income (FTE) was primarily due to a $875 million, or 18 percent, increase in average loan balances and an increase in deposit spreads, partially offset by a decrease in loan spreads. The provision for loan losses increased $1 million, primarily due to loan growth. Noninterest income of $56 million decreased $1 million from the same period in the prior year. Noninterest expenses of $158 million increased $22 million from the comparable period in the prior year, primarily due to an $8 million increase in allocated net corporate overhead expenses and a $6 million increase in salaries and employee benefits expense. Refer to the Business Bank discussion above for an explanation on the increase in allocated net corporate overhead expenses. The Corporation opened three banking centers in the Texas market in the nine months ended September 30, 2006.
     The Florida market’s net income decreased $2 million, or 13 percent, to $12 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Net interest income (FTE) of $35 million increased $3 million from the comparable period in the prior year, primarily due to loan growth, partially offset by a decrease in loan spreads. The provision for loan losses increased $2 million. Noninterest income of $11 million increased $1 million from the same period in the prior year. Noninterest expenses of $26 million increased $5 million from the comparable period in the prior year, primarily due to increases in multiple expense categories. The Corporation opened two banking centers in the Florida market in the nine months ended September 30, 2006.
     The net income in the Finance & Other Business segment was $11 million for the nine months ended September 30, 2006, compared to a net loss of $77 million for the nine months ended September 30, 2005. Net interest income (FTE) increased $77 million, primarily due to the rising rate environment in which interest income received from the lending-related business units rises more quickly than the longer-term value attributed to deposits generated by the business units. The unallocated provision for loan losses, which is not assigned to other segments, decreased $25 million. Partially offsetting these changes was a $12 million decrease, net of taxes, in income from discontinued operations, which resulted, in part, from an $8 million, net of taxes, transition adjustment expense related to SFAS No. 123(R) recorded in the first quarter 2006. The remaining variance is due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expense is allocated to other segments.
     The following table lists the number of the Corporation’s banking centers by geographic market segment at September 30:

	2006	2005

Midwest & Other Markets	241	255
Western	69	55
Texas	64	56
Florida	8	6

Total	382	372

Financial Condition
     Total assets were $58.5 billion at September 30, 2006, compared to $53.0 billion at year-end 2005 and $54.3 billion at September 30, 2005. Total period-end loans increased $3.3 billion, or eight percent, to $46.5 billion from December 31, 2005 to September 30, 2006. On an average basis, total loans, increased $2.9 billion, or six percent, to $48.1 billion in third quarter 2006, compared to $45.2 billion in fourth quarter 2005. Within average loans, nearly all businesses showed growth, including the National Dealer Services (18 percent), Commercial Real Estate (15 percent), Middle Market (7 percent), Small Business (6 percent), and Global Corporate Banking (5 percent) loan portfolios, from the fourth quarter 2005 to the third quarter 2006. Average loans grew in all primary geographic markets, including Texas (18 percent), Western (7 percent) and Midwest & Other Markets (2 percent) from the fourth quarter 2005 to the third quarter 2006. Period-end short-term investments, primarily federal funds sold, increased $2.6 billion from December 31, 2005 to September 30, 2006.
     Management currently expects average loan growth for the full-year 2006 to be in the high-single digit range (excluding Financial Services Division loans), compared to 2005 levels.
     Total liabilities increased $5.3 billion, or 11 percent, from $47.9 billion at December 31, 2005, to $53.3 billion at September 30, 2006. Total deposits increased $2.5 billion, or six percent, to $44.9 billion at September 30, 2006, from $42.4 billion at December 31, 2005, as a result of a $4.0 billion increase in institutional certificates of deposit, partially offset by a $2.4 billion, or 14 percent, decrease in money market and NOW deposits. Deposits in the Financial Services Division, some of which are not expected to be long-lived, decreased to $7.8 billion at September 30, 2006, from $8.8 billion at December 31, 2005. Average Financial Services Division deposits decreased $3.0 billion, to $5.5 billion in the third quarter 2006, from $8.5 billion in the fourth quarter 2005, in part due to slower real estate activity in the Western market. Average Financial Services Division noninterest-bearing deposits decreased $1.8 billion, to $4.1 billion in the third quarter 2006, from $5.9 billion in the fourth quarter 2005. Medium- and long-term debt increased from $4.0 billion at December 31, 2005 to $6.8 billion at September 30, 2006, due to the issuance of $2.7 billion of floating-rate bank notes under an existing medium-term program in the second and third quarters of 2006. The Corporation used the proceeds primarily to fund new loans.
     Management expects the following for full-year 2006, based upon current trends:
•	Average Financial Services Division-related noninterest-bearing deposits of about $4.3 billion;

•	Average Financial Services Division loans of about $2.35 billion; and

•	Customer services expense in Financial Services Division to be down compared to full-year 2005.
     To the extent that the level of noninterest-bearing deposits varies from this outlook, management expects that loan volumes will change commensurately.

Allowance for Credit Losses and Nonperforming Assets
     The allowance for credit losses is the combined allowance for loan losses and allowance for credit losses on lending-related commitments. The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The Corporation performs a detailed quarterly credit quality review on both large business and certain large personal purpose consumer and residential mortgage loans that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying projected loss ratios, based on numerous factors identified below, to the loans within each risk rating. In addition, a portion of the allowance is allocated to these remaining loans based on industry specific risks inherent in certain portfolios, including portfolio exposures to automotive, contractor, technology-related, entertainment, air transportation industries, and Small Business Administration loans. The portion of the allowance allocated to all other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends and trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis, including information on migration and loss given default studies from each of the three major domestic geographic markets, as well as mapping to bond tables. The allocated portion of the allowance was $464 million at September 30, 2006, an increase of $4 million from December 31, 2005. The increase resulted primarily from the impact of special portfolio reserves on a portion of the Corporation’s auto supplier loans and real estate loans, in addition to an increase in loan specific reserves.
     Actual loss ratios experienced in the future may vary from those projected. The uncertainty occurs because factors may exist which affect the determination of probable losses inherent in the loan portfolio and are not necessarily captured by the application of projected loss ratios or identified industry specific and international risks. An unallocated portion of the allowance is maintained to capture these probable losses. The unallocated allowance reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses. Factors that were considered in the evaluation of the adequacy of the Corporation’s unallocated allowance include the inherent imprecision in the risk rating system and the risk associated with new customer relationships. The unallocated allowance associated with the margin for inherent imprecision covers probable loan losses as a result of an inaccuracy in assigning risk ratings or stale ratings which may not have been updated for recent negative trends in particular credits. The unallocated allowance due to new business migration risk is based on an evaluation of the risk of rating downgrades associated with loans that do not have a full year of payment history. The unallocated allowance was $29 million at September 30, 2006, a decrease of $27 million from December 31, 2005. This decrease was primarily due to reduced new business migration risk reserves based on improved data, as well as, improved risk rating accuracy in the Corporation’s commercial loan portfolio.
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
     At September 30, 2006, the allowance for loan losses was $493 million, a decrease of $23 million from $516 million at December 31, 2005. The allowance for loan losses as a percentage of total period-end loans decreased to 1.06 percent at September 30, 2006, from 1.19 percent at December 31, 2005. The Corporation also maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unfunded commitments, letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheets. Lending-related commitments for which it is probable that the commitment will be drawn (or sold) are reserved with the same projected loss rates as loans, or with specific reserves. In general, the probability of draw is considered certain once the credit becomes a watch list credit (generally consistent with regulatory defined special mention, substandard and doubtful credits). Non-watch list credits have a lower probability of draw, to which standard loan loss rates are applied. The allowance for credit losses on lending-related commitments was $31 million at September 30, 2006, a decrease of $2 million from $33 million at December 31,

2005, resulting primarily from a decrease in specific reserves related to unused commitments to extend credit to customers in the automotive industry. Unfunded lending-related commitments of $96 million and $45 million were sold in the nine months ended September 30, 2006 and 2005, respectively.
     Nonperforming assets at September 30, 2006 were $197 million, compared to $162 million at December 31, 2005, an increase of $35 million, or 22 percent. The allowance for loan losses as a percentage of nonperforming assets decreased to 251 percent at September 30, 2006, from 319 percent at December 31, 2005. While nonperforming assets increased, and the related ratios deteriorated, nonperforming assets remain low by historical standards.
     Nonperforming assets at September 30, 2006 and December 31, 2005 were categorized as follows:

	September 30,	December 31,
(in millions)	2006	2005

Nonaccrual loans:
Commercial	$83	$65
Real estate construction:
Real estate construction business line	4	3
Other	—	—

Total real estate construction	4	3
Commercial mortgage:
Commercial real estate business line	10	6
Other	46	29

Total commercial mortgage	56	35
Residential mortgage	1	2
Consumer	5	2
Lease financing	12	13
International	13	18

Total nonaccrual loans	174	138
Reduced-rate loans	—	—

Total nonperforming loans	174	138
Other real estate	23	24

Total nonperforming assets	$197	$162

Loans past due 90 days or more and still accruing	$18	$16

     The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2006	June 30, 2006	March 31, 2006

Nonaccrual loans at beginning of period	$157	$122	$138
Loans transferred to nonaccrual (1)	39	51	20
Nonaccrual business loan gross charge-offs (2)	(14)	(21)	(21)
Loans transferred to accrual status (1)	—	—	—
Nonaccrual business loans sold (3)	—	—	(9)
Payments/Other (4)	(8)	5	(6)

Nonaccrual loans at end of period	$174	$157	$122

(1) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(2) Analysis of gross loan charge-offs:
Nonaccrual business loans	$14	$21	$21
Performing watch list loans	—	—	1
Consumer and residential mortgage loans	3	4	3

Total gross loan charge-offs	$17	$25	$25

(3) Analysis of loans sold:
Nonaccrual business loans	$—	$—	$9
Performing watch list loans	7	15	30

Total loans sold	$7	$15	$39

(4) Net change related to nonaccrual loans with balances less than $2 million, other than business loan gross charge-offs and nonaccrual loans sold, are included in Payments/Other.

     Loans with balances greater than $2 million transferred to nonaccrual status were $39 million in the third quarter 2006, a decrease of $12 million from $51 million in the second quarter 2006. There were two loans greater than $10 million transferred to nonaccrual in the third quarter 2006. These loans totaled $31 million and were to companies in the automotive ($15 million) and wholesale trade ($16 million) industries.
     The following table presents a summary of total internally classified nonaccrual and watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans). Total combined nonaccrual and watch list loans increased in dollars and as a percentage of the total loan portfolio across all major business and geographic market segments from December 31, 2005 to September 30, 2006.

(dollar amounts in millions)	September 30, 2006	June 30, 2006	December 31, 2005

Total nonaccrual and watch list loans	$2,367	$2,058	$1,917
As a percentage of total loans	5.1%	4.4%	4.4%

     The following table presents a summary of nonaccrual loans at September 30, 2006 and loans transferred to nonaccrual and net loan charge-offs during the three months ended September 30, 2006, based on the Standard Industrial Classification (SIC) code.

				Three Months Ended
(dollar amounts in millions)	September 30, 2006			September 30, 2006
			Loans Transferred to		Net Loan Charge-Offs
SIC Category	Nonaccrual Loans		Nonaccrual *		(Recoveries)

Automotive	$49	28%	$18	46%	$(2)	(75)%
Wholesale trade	30	17	16	41	1	21
Real estate	22	13	—	—	1	43
Services	18	11	—	—	2	66
Manufacturing	12	7	—	—	(1)	(14)
Retail trade	11	6	2	5	—	13
Entertainment	7	4	—	—	—	(10)
Airline transportation	7	4	—	—	—	(2)
Contractors	4	3	—	—	(3)	(106)
Transportation & warehousing	4	2	3	8	—	(1)
Technology-related	2	1	—	—	1	41
Consumer non-durables	—	—	—	—	1	18
Other	8	4	—	—	3	106

Total	$174	100%	$39	100%	$3	100%

*	Based on an analysis of nonaccrual loans with book balances greater than $2 million.
     Shared National Credit Program (SNC) loans comprised approximately three percent and 10 percent of total nonaccrual loans at September 30, 2006 and December 31, 2005, respectively. SNC loans are facilities greater than $20 million shared by three or more federally supervised financial institutions, which are reviewed by regulatory authorities at the agent bank level. SNC loans comprised approximately 18 percent and 15 percent of total loans at September 30, 2006 and December 31, 2005, respectively. In addition, third quarter 2006 total net loan charge-offs include approximately $1 million of SNC loan recoveries.
     Net loan charge-offs for the third quarter 2006 were $3 million, or 0.02 percent of average total loans, compared to $21 million, or 0.18 percent, for the third quarter 2005. The carrying value of nonaccrual loans as a percentage of contractual value increased to 66 percent at September 30, 2006, compared to 54 percent at December 31, 2005. The increase in the carrying value of nonaccrual loans as a percentage of the contractual value reflects the transfer of loans to nonaccrual status in 2006 that management believes are well collateralized as of September 30, 2006.
     Management currently expects full-year 2006 credit-related net charge-offs (including both net loan charge-offs and charge-offs on lending-related commitments) as a percentage of average loans to be about 15 basis points.

Capital
     Common shareholders’ equity was $5.2 billion at September 30, 2006 and $5.1 billion at December 31, 2005. The following table presents a summary of changes in common shareholders’ equity in the nine month period ended September 30, 2006:

(in millions)

Balance at January 1, 2006		$5,068
Retention of retained earnings (net income less cash dividends declared)		308
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$4
Cash flow hedges	31
Foreign currency translation adjustment	7

Total change in accumulated other comprehensive income (loss)		42
Repurchase of approximately 5.2 million shares of common stock		(299)
Net issuance of common stock under employee stock plans		44
Recognition of share-based compensation expense		45

Balance at September 30, 2006		$5,208

     The Board of Directors of the Corporation authorized the purchase of up to 10 million shares of Comerica Incorporated outstanding common stock on March 23, 2004, and authorized the purchase of up to 10 million additional shares of Comerica Incorporated outstanding common stock on July 26, 2005. Substantially all shares purchased as part of the Corporation’s publicly announced repurchase program were transacted in the open market and were within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. There is no expiration date for the Corporation’s share repurchase program. The following table summarizes the Corporation’s share repurchase activity for the nine months ended September 30, 2006.

			Total Number of Shares
	Total Number		Purchased as Part of Publicly	Remaining Share
	of Shares	Average Price	Announced Repurchase Plans	Repurchase
(shares in thousands)	Purchased (1)	Paid Per Share	or Programs	Authorization (2)

Total first quarter 2006	1,539	$56.97	1,513	7,675

Total second quarter 2006	325	52.99	—	7,675

July 2006	251	57.71	251	7,424
August 2006	1,823	57.58	1,820	5,604
September 2006	1,586	57.33	1,586	4,018

Total third quarter 2006	3,660	57.48	3,657	4,018

Total year-to-date 2006	5,524	$57.07	5,170	4,018

(1)	Includes shares purchased as part of publicly announced repurchase plans or programs, shares purchased pursuant to deferred compensation plans held in a rabbi trust (grantor trust set up to fund compensation for a select group of management) and shares purchased from employees under the terms of an employee share-based compensation plan.

(2)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs.

     The Corporation’s capital ratios exceed minimum regulatory requirements as follows:

	September 30,	December 31,
	2006	2005

Tier 1 common capital ratio*	7.49%	7.78%
Tier 1 risk-based capital ratio (4.00% - minimum)*	8.05	8.38
Total risk-based capital ratio (8.00% - minimum)*	11.26	11.65
Leverage ratio (3.00% - minimum)*	9.66	9.97

*	September 30, 2006 ratios are estimated
     At September 30, 2006, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (tier 1 risk-based capital, total risk-based capital and leverage ratios greater than 6 percent, 10 percent and 5 percent, respectively).
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation actively manages its exposure to interest rate risk. The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, using simulation analysis as its principal risk management technique. The results of these analyses provide the information needed to assess the balance sheet structure. Changes in economic activity, different from those management included in its simulation analyses, whether domestically or internationally, could translate into a materially different interest rate environment than currently expected. Management evaluates “base” net interest income under what is believed to be the most likely balance sheet structure and interest rate environment. The most likely interest rate environment is derived from management’s forecast for the next 12 months. This “base” net interest income is then evaluated against non-parallel interest rate scenarios that increase and decrease 200 basis points (but not lower than zero percent) from the most likely rate environment. Since movement is from the most likely rate environment, actual movement from the current rates may be more or less than 200 basis points. For this analysis, the rise or decline in interest rates occurs equally over four months. In addition, adjustments to asset prepayment levels, yield curves and overall balance sheet mix and growth assumptions are made to be consistent with each interest rate environment. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Derivative instruments entered into for risk management purposes are included in these analyses. The table below as of September 30, 2006 and December 31, 2005 displays the estimated impact on net interest income during the next 12 months as it relates to the most likely scenario results from the 200 basis point non-parallel shock as described above.

	September 30, 2006		December 31, 2005
(in millions)	Amount	%	Amount	%

Change in Interest Rates:
+200 basis points	$45	2%	$84	4%
-200 basis points	(45)	(2)	(51)	(2)
     Corporate policy limits adverse change to no more than five percent of management’s most likely net interest income forecast. In addition to the simulation analysis, an economic value of equity analysis and a traditional interest sensitivity gap analysis are performed as alternative measures of interest rate risk exposure. At September 30, 2006, all three measures of interest rate risk were within established corporate policy guidelines.
     At September 30, 2006, the Corporation had an $88 million portfolio of indirect (through funds) private equity and venture capital investments, and had commitments of $43 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable, and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value. The Corporation bases estimates of fair value for the majority of its indirect private equity and venture capital investments on the percentage ownership in the fair value of the entire fund, as reported by the fund management. In general, the Corporation does not have the benefit of the same information regarding the fund’s underlying investments as does fund management. Therefore, after indications that fund management adheres to accepted, sound and recognized valuation techniques, the Corporation utilizes the fair values assigned to the underlying portfolio investments by fund management. For those funds where fair value is not reported by fund management, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by fund management, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The uncertainty in the economy and equity markets may affect the values of the fund investments. Approximately $13 million of the underlying equity and debt (primarily equity) in these funds are to companies in the automotive industry. With the exception of a single fund investment, the automotive-related positions do not represent a majority of any one fund’s investments, and therefore, the exposure related to these positions is mitigated by the performance of other investment interests within the fund’s portfolio of companies.

     The Corporation holds a portfolio of approximately 780 warrants for primarily non-marketable equity securities. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. As discussed in Note 1 to the consolidated financial statements in the Corporation’s 2005 Annual Report, warrants that have a net exercise provision embedded in the warrant agreement are required to be recorded at fair value. Fair value for these warrants (approximately 720 warrants at September 30, 2006) was determined using a Black-Scholes valuation model, which has four inputs: risk-free rate, term, volatility, and stock price. Key assumptions used in the valuation were as follows. The risk-free rate was estimated using the U.S. treasury rate, as of the valuation date, corresponding with the expected term of the warrant. The Corporation used an expected term of one half of the remaining contractual term of each warrant, which averages approximately seven years. Volatility was estimated using an index of comparable publicly traded companies, based on the Standard Industrial Classification codes. For a substantial majority of the subject companies, an index method was utilized to estimate the current value of the underlying company. Under the index method, the subject companies’ values were “rolled-forward” from the inception date through the valuation date based on the change in value of an underlying index of guideline public companies. For the remaining companies, where sufficient financial data exists, a market approach method was utilized. The value of all warrants that are required to be carried at fair value ($28 million at September 30, 2006) is at risk to changes in equity markets, general economic conditions and other factors.
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

ITEM 6. Exhibits
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
Date: October 30, 2006

EXHIBIT INDEX

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