Form 10-K
period 2006-12-31
COMERICA INC /NEW/
filed 2007-02-27
CIK 28412

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006.
Commission file number 1-10706
COMERICA INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-1998421

(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)
Comerica Tower at Detroit Center
500 Woodward Avenue, MC 3391
Detroit, Michigan 48226

(Address of Principal Executive Offices) (Zip Code)
(313) 222-6317

(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Exchange Act:
• Common Stock, $5 par value
• Rights to acquire Series D Preferred Stock, no par value
These securities are registered on the New York Stock Exchange.
Securities registered pursuant to Section 12(g) of the Exchange Act:
• 7 1/4% Subordinated Notes due in 2007
• 9.98% Series B Capital Securities of Imperial Capital Trust I due 2026*
• 7.60% Trust Preferred of Comerica Capital Trust I due 2050
• 6.576% Capital Securities of Comerica Capital Trust II due 2082

*	The registrant has reporting obligations for these securities, which were acquired in connection with the merger of Imperial Bancorp with and into Comerica Holdings Incorporated, a wholly-owned subsidiary of the registrant. As a result of the merger, Imperial Capital Trust I became a wholly-owned indirect subsidiary of the registrant. In December 2006, registrant gave irrevocable notice of its intent to call these securities on June 30, 2007.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑ Yes            No ☐
Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes            No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes            No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑
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
☐ Yes            No ☑
At June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of $8,105,712,497 based on the closing price on the New York Stock Exchange on that date of $51.99 per share and 155,909,069 shares of common stock held by non-affiliates. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica’s Trust Department holds for Comerica and Comerica’s employee plans, and all common shares the registrant’s directors and executive officers hold, are held by affiliates.
At February 21, 2007, the registrant had outstanding 157,654,399 shares of its common stock, $5 par value.
Documents Incorporated by Reference:
1. Parts I and II:
Items 1, 6-8 and 9A—Annual Report to Shareholders for the year ended December 31, 2006.
2. Part III:
Items 10-14—Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2007.

PART I
Item 1. Business.
GENERAL
Comerica Incorporated (“Comerica”) is a financial services company, incorporated under the laws of the State of Delaware, and headquartered in Detroit, Michigan. As of December 31, 2006, it was among the 20 largest commercial banking companies in the United States. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank (formerly Comerica Bank-Detroit), one of Michigan’s oldest banks (“Comerica Bank”). As of December 31, 2006, Comerica owned directly or indirectly all the outstanding common stock of 2 active banking and 63 non-banking subsidiaries. At December 31, 2006, Comerica had total assets of approximately $58.0 billion, total deposits of approximately $44.9 billion, total loans (net of unearned income) of approximately $47.4 billion and common shareholders’ equity of approximately $5.2 billion.
During 2006 Comerica sold its stake in Munder Capital Management (“Munder”). Munder provides investment advisory services to institutions, municipalities, unions, charitable organizations and private investors, and also serves as investment advisor for Munder Funds.
BUSINESS STRATEGY
Comerica has strategically aligned its operations into 3 major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. In addition to the three major business segments, the Finance Division is also reported as a segment.
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
The Retail Bank includes small business banking (entities with annual sales under $10 million) and personal financial services, consisting of consumer lending, consumer deposit gathering and mortgage loan origination. In addition to a full range of financial services provided to small business customers, this business segment offers a variety of consumer products, including deposit accounts, installment loans, credit cards, student loans, home equity lines of credit, and residential mortgage loans.
Wealth & Institutional Management offers products and services consisting of personal trust, which is designed to meet the personal financial needs of affluent individuals (as defined by individual net income or wealth), private banking, institutional trust, retirement services, investment management and advisory services, investment banking, and discount securities brokerage services. This business segment also offers the sale of annuity products, as well as life, disability and long-term care insurance products.
The Finance segment includes Comerica’s securities portfolio and asset and liability management activities. This segment is responsible for managing Comerica’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage Comerica’s exposure to liquidity, interest rate risk, and foreign exchange risk.
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
We provide financial information for our segments and information about our non-U.S. revenues and long-lived assets: (1) under the caption, “Strategic Lines of Business” on pages 33 through 36 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2006, which pages are hereby incorporated by reference; and (2) in Note 24 of the Notes to Consolidated Financial Statements located on pages 114 through 118 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2006, which pages are hereby incorporated by reference.
We provide information about the net interest income and noninterest income we received from our various classes of products and services: (1) under the caption, “Table 2: Analysis of Net Interest Income — Fully Taxable Equivalent (FTE)” on page 24 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2006, which page is hereby incorporated by reference; and (2) under the caption “Noninterest Income” on pages 28 through 29 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2006, which pages are hereby incorporated by reference.
We provide information on risks attendant to foreign operations: (1) under the caption, “Provision for Credit Losses” on page 27 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2006, which pages are hereby incorporated by reference; (2) under the caption, “Table 7: International Cross-Border Outstandings” on page 41 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2006, which pages are hereby incorporated by reference; and (3) under the caption “Allowance for Credit Losses” on pages 46 through 48 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2006, which pages are hereby incorporated by reference.
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
Based on the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) and the Gramm-Leach-Bliley Act as described below, Comerica believes that the level of competition in all geographic markets will increase in the future. In addition to banks, Comerica’s banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies, venture capital funds, credit unions, investment banks, insurance companies and securities firms.
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

Comerica Bank is chartered by the State of Michigan and at this level is primarily supervised and regulated by the Division of Financial Institutions, Office of Financial and Insurance Services of the Michigan Department of Labor and Economic Growth. Comerica Bank & Trust, National Association is chartered under federal law and subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”). Comerica Bank and Comerica Bank & Trust, National Association, are members of the Federal Reserve System (“FRS”). The deposits of both the foregoing banks are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.
The FRB supervises non-banking activities conducted by companies directly and indirectly owned by Comerica Incorporated. In addition, Comerica’s non-banking subsidiaries are subject to supervision and regulation by various state, federal and self-regulatory agencies, including, but not limited to, the National Association of Securities Dealers, Inc. (in the case of Comerica Securities, Inc. and Comerica Capital Markets Corporation), the Department of Insurance of the State of Michigan (in the case of Comerica Insurance Services, Inc.), and the Securities and Exchange Commission (in the case of Comerica Securities, Inc. and Comerica Capital Markets Corporation).
In most cases, no FRB approval is required for Comerica to acquire a company engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior FRB approval, however, is required before Comerica may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a financial or bank holding company or a bank. Comerica’s current rating under the Community Reinvestment Act of 1977 (“CRA”) is “outstanding”. If any subsidiary bank of Comerica were to receive a rating under the CRA of less than “satisfactory”, Comerica would be prohibited from engaging in certain activities. In addition, Comerica is “well capitalized” and “well managed” under FRB standards. If any subsidiary bank of Comerica were to cease being “well capitalized” or “well managed” under applicable regulatory standards, the FRB could place limitations on Comerica’s ability to conduct the broader financial activities permissible for financial holding companies or impose limitations or conditions on the conduct or activities of Comerica or its affiliates. If the deficiencies persisted, the FRB could order Comerica to divest any subsidiary bank or to cease engaging in any activities permissible for financial holding companies that are not permissible for bank holding companies, or Comerica could elect to conform its non-banking activities to those permissible for a bank holding company that is not also a financial holding company.
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
Comerica Bank and Comerica Bank & Trust, National Association are required by federal law to obtain the prior approval of the FRB or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank’s retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound banking practices and could prohibit the payment of dividends under circumstances in which such payment could be deemed an unsafe and unsound banking practice. In addition, Comerica Bank is also subject to limitations under state law regarding the amount of earnings that may be paid out as dividends, and requiring prior approval for payments of dividends that exceed certain levels.
At January 1, 2007, Comerica’s subsidiary banks, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $261 million from retained net profits of the preceding two years, plus an amount approximately equal to the retained net profits (as measured under current regulations), if any, earned for the period from January 1, 2007 through the date of declaration. Comerica’s subsidiary banks declared dividends of $746 million in 2006, $793 million in 2005 and $691 million in 2004 without the need for prior governmental approvals.
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
As of December 31, 2006, Comerica and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” under these regulations.
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
Comerica, like other bank holding companies, currently is required to maintain Tier 1 and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2006, Comerica met both requirements, with Tier 1 and total capital equal to 8.02% and 11.63% of its total risk-weighted assets, respectively.
Comerica is also required to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% to 5%, depending upon criteria defined and assessed by the FRB. Comerica’s leverage ratio of 9.76% at December 31, 2006 reflects the nature of Comerica’s balance sheet and demonstrates a commitment to capital adequacy.

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
FDIC Insurance Assessments
Comerica’s subsidiary banks are subject to FDIC deposit insurance assessments to maintain the Deposit Insurance Fund (“DIF”). As of December 31, 2006, Comerica’s banking subsidiaries held approximately $42.6 billion of DIF-assessable deposits. Comerica’s banking subsidiaries in recent years have not paid nor been assessed deposit insurance assessments on the DIF-assessable deposits under the FDIC’s risk related assessment system. The FDIC’s risk related system has been revised effective in 2007, however, and Comerica’s banking subsidiaries will be expected to begin paying annual deposit insurance assessments annually, although Comerica’s banking subsidiaries have approximately $34 million of credits to use before assessments will be expensed and paid.
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
EMPLOYEES
As of December 31, 2006, Comerica and its subsidiaries had 10,129 full-time and 1,141 part-time employees.
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

Local, domestic, and international economic, political and industry specific conditions, and governmental monetary and fiscal policies affect the financial services industry, directly and indirectly. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors outside of Comerica’s control may adversely affect Comerica. Economic downturns could result in the delinquency of outstanding loans, which could have a material adverse impact on Comerica’s earnings.

•	Unfavorable developments concerning credit quality could adversely affect Comerica’s financial results.

Although Comerica regularly reviews credit exposure related to its customers and various industry sectors in which it has business relationships, default risk may arise from events or circumstances that are difficult to detect or foresee. Under such circumstances, Comerica could experience an increase in the level of provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses, which could adversely affect Comerica’s financial results.

•	Industries in which Comerica has lending concentrations, including, but not limited to, automotive production and the commercial real estate industry, could suffer a significant decline which could adversely affect Comerica.

Comerica’s business customer base consists, in part, of lending concentrations in volatile industries such as automotive production and the commercial real estate industry. In the event of a downturn in the economy or general or further decline in any one of those industries, Comerica could experience increased credit losses, and its business could be materially adversely affected.

•	The introductions, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the opening of new banking centers, and plans to grow personal financial services and wealth management, may be less successful or may be different than anticipated. Such a result could adversely affect Comerica’s business.

Comerica makes certain projections and develops plans and strategies for its banking and financial products. If Comerica does not accurately determine demand for its banking and financial product needs, it could result in Comerica incurring significant expenses without the anticipated increases in revenue, which could result in a material adverse effect on its earnings.

•	Fluctuations in interest rates could adversely affect Comerica’s net interest income and balance sheet.

The operations of financial institutions such as Comerica are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest, which in turn significantly affect financial institutions’ net interest income. Fluctuations in interest rates affect Comerica’s balance sheet, as they do for all financial institutions. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. Fluctuations in interest rates could materially adversely affect Comerica’s net interest income and balance sheet.

•	Customer borrowing, repayment, investment and deposit practices generally may be different than anticipated.

Comerica uses a variety of financial tools, models and other methods to anticipate customer behavior as a part of its strategic planning and to meet certain regulatory requirements. Individual, economic, political, industry-specific conditions and other factors outside of Comerica’s control could alter predicted customer borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect Comerica’s ability to anticipate business needs and meet regulatory requirements.

•	Management’s ability to maintain and expand customer relationships may differ from expectations.

The financial services industry is very competitive. Comerica not only vies for business opportunities with new customers, but also competes to maintain and expand the relationships it has with its existing customers. While management believes that it can continue to grow many of these relationships, Comerica will continue to experience pressures to maintain these relationships as its competitors attempt to capture its customers. Failure to create new customer relationships and to maintain and expand existing customer relationships to the extent anticipated may adversely impact Comerica’s earnings.

•	Competitive product and pricing pressures among financial institutions within Comerica’s markets may change.

Comerica operates in a very competitive environment, which is characterized by competition from a number of other financial institutions in each market in which it operates. Comerica competes with large national and regional financial institutions and with smaller financial institutions in terms of products and pricing. If Comerica is unable to compete effectively in products and pricing in its markets, business could decline, which could have a material adverse effect on Comerica’s business, financial condition or results of operations.

•	Management’s ability to retain key officers and employees may change.

Comerica’s future operating results depend substantially upon the continued service of Comerica’s executive officers and key personnel. Comerica’s future operating results also depend in significant part upon Comerica’s ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel. Competition for qualified personnel is intense, and Comerica cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for Comerica to hire personnel over time. Comerica’s business, financial condition or results of operations could be materially adversely affected by the loss of any of its key employees, by the failure of any key employee to perform in his or her current position, or by Comerica’s inability to attract and retain skilled employees.

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

Comerica is subject to extensive regulation, supervision and examination by the Michigan Office of Financial and Insurance Services, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the Securities and Exchange Commission and other regulatory bodies. Such regulation and supervision governs the activities in which Comerica may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Comerica’s operations, investigations and limitations related to Comerica’s securities, the classification of Comerica’s assets and determination of the level of Comerica’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on Comerica’s business, financial condition or results of operations.

•	Methods of reducing risk exposures might not be effective.

Instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, market and liquidity, operational, compliance, business risks and enterprise-wide risk could be less effective than anticipated. As a result, Comerica may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk, which could have a material adverse impact on Comerica’s business, financial condition or results of operations.

•	There could be terrorist activities or other hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and Comerica.

Terrorist attacks or other hostilities may disrupt Comerica’s operations or those of its customers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm Comerica’s operations. Any of these events could increase volatility in the U.S. and world financial markets, which could harm Comerica’s stock price and may limit the capital resources available to its customers and Comerica. This could have a material adverse impact on Comerica’s operating results, revenues and costs and may result in increased volatility in the market price of Comerica’s common stock.

•	There could be natural disasters, including, but not limited to, hurricanes, tornadoes, earthquakes, fires and floods, which may adversely affect the general economy, financial and capital markets, specific industries, and Comerica.

Comerica has significant operations and a significant customer base in California, Texas, Florida and other regions where natural disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as tornadoes, hurricanes, earthquakes, fires and floods. These types of natural disasters at times have disrupted the local economy, Comerica’s business and customers and have posed physical risks to Comerica’s property. A significant natural disaster could materially adversely affect Comerica’s operating results.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The executive offices of Comerica are located in the Comerica Tower at Detroit Center, 500 Woodward Avenue, Detroit, Michigan 48226. Comerica and its subsidiaries currently occupy 11 floors of the building, which is leased through Comerica Bank from an unaffiliated third party. The leases at this building extend through January 2012. As of December 31, 2006, Comerica, through its banking affiliates, operated a total of 461 banking centers, trust services locations, and loan production or other financial services offices, primarily in the States of Michigan, California, Texas and Florida. Of these offices, 225 were owned and 236 were leased. As of December 31, 2006, affiliates also operated from leased spaces in Mesa and Phoenix, Arizona; Denver, Colorado; Wilmington, Delaware; Barrington, Chicago and Oakbrook Terrace, Illinois; Boston and Waltham, Massachusetts; Minneapolis, Minnesota; Princeton and Sea Girt, New Jersey; Las Vegas, Nevada; New York, New York; Rocky Mount, North Carolina; Cleveland and West Chester, Ohio; Memphis, Tennessee; Reston, Virginia; Bellevue and Seattle, Washington; Monterey, Mexico; Wanchai, Hong Kong; Toronto, Ontario, Canada and Windsor, Ontario, Canada.
Comerica and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, a 10-story building in the central business district of Detroit, Michigan that houses certain departments of Comerica and Comerica Bank, and three buildings in Auburn Hills, Michigan, used mainly for lending functions and operations.
Item 3. Legal Proceedings.
Comerica and certain of its subsidiaries are subject to various pending and threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, Comerica cannot state what the eventual outcome of any such matters will be. However, based on current knowledge and after consultation with legal counsel, management believes that current reserves, determined in accordance with SFAS No. 5, “Accounting for Contingencies,” are adequate and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on Comerica’s consolidated financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
Comerica did not submit any matters for a shareholders’ vote in the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Common Stock
The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 21, 2007, there were approximately 14,093 record holders of Comerica’s common stock.
Sales Prices and Dividends
Quarterly cash dividends were declared during 2006 and 2005 totaling $2.36 and $2.20 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of Comerica’s common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2006 and 2005, as well as dividend information.

			Dividends	Dividend*
Quarter	High	Low	Per Share	Yield
2006
Fourth	$59.72	$55.82	$0.59	4.1%
Third	58.95	51.45	0.59	4.3
Second	60.10	50.12	0.59	4.3
First	58.62	54.23	0.59	4.2
2005
Fourth	$60.25	$53.60	$0.55	3.9%
Third	63.38	56.80	0.55	3.7
Second	59.29	53.17	0.55	3.9
First	61.40	53.70	0.55	3.8

*	Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.

Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2006

Number of
securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	18,926,236	$55.05	13,375,910	(2)(3)
Equity compensation plans not approved by security holders (4)	264,500	55.50	0

Total	19,190,736	$55.06	13,375,910

(1)	Consists of options to acquire shares of common stock, par value $5.00 per share, issued under the Comerica’s Amended and Restated 2006 Long-Term Incentive Plan, Amended and Restated 1997 Long-Term Incentive Plan, the 1991 Long-Term Incentive Plan, the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors, and the Imperial Bank Stock Option Plan (assumed by Comerica in connection with its acquisition of Imperial Bank). Does not include 24,916 restricted stock units equivalent to shares of common stock issued under the Comerica Incorporated Incentive Plan for Non-Employee Directors and outstanding as of December 31, 2006, or 1,114,222 shares of restricted stock issued under Comerica’s Amended and Restated 2006 Long-Term Incentive Plan and outstanding as of December 31, 2006. There are no shares available for future issuances under any of these plans other than the Comerica Incorporated Incentive Plan for Non-Employee Directors and Comerica’s Amended and Restated 2006 Long-Term Incentive Plan. The Comerica Incorporated Incentive Plan for Non-Employee Directors was approved by the shareholders on May 18, 2004. The Amended and Restated 2006 Long-Term Incentive Plan was approved on May 16, 2006.

(2)	Does not include shares of common stock purchased by employees under the Amended and Restated Employee Stock Purchase Plan, or contributed by Comerica on behalf of the employees. The Amended and Restated Employee Stock Purchase Plan was ratified and approved by the shareholders on May 18, 2004. Five million shares of Comerica’s common stock have been registered for sale or awards to employees under the Amended and Restated Employee Stock Purchase Plan. As of December 31, 2006, 1,272,624 shares had been purchased by or contributed on behalf of employees, leaving 3,727,376 shares available for future sale or awards. If these shares available for future sale or awards under the Employee Stock Purchase Plan were included, the number shown in column (c) would be 17,103,286.

(3)	These shares are available for future issuance under Comerica’s Amended and Restated 2006 Long-Term Incentive Plan in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards and under the Incentive Plan for Non-Employee Directors in the form of options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards. Under the Long-Term Incentive Plan, not more than a total of 2.2 million shares may be used for awards other than options and stock appreciation rights and not more than one million shares are available as incentive stock options. Further, no award recipient may receive more than 350,000 shares during any calendar year, and the maximum number of shares underlying awards of options and stock appreciation rights that may be granted to an award recipient in any calendar year is 350,000.

(4)	Consists of options to acquire shares of common stock, par value $5.00 per share, issued under the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors of Comerica Bank and Affiliated Banks (terminated March 2004).
Most of the equity awards made by Comerica during 2006 were granted under the Amended and Restated 1997 Long-Term Incentive Plan which was incorporated into shareholder-approved Amended and Restated 2006 Long-Term Incentive Plan on May 16, 2006. Plans not approved by Comerica’s shareholders include:

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
For additional information regarding Comerica’s equity compensation plans, please refer to Note 15 on pages 92 through 94 of the Consolidated Financial Statements contained in Comerica’s Annual Report to Shareholders for the year ended December 31, 2006.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Board of Directors of the Corporation (the “Board”) authorized the purchase of up to 10 million shares of Comerica Incorporated outstanding common stock on July 26, 2005 and an additional 10 million shares on November 14, 2006. Substantially all shares purchased as part of Comerica’s publicly announced repurchase program were transacted in the open market and were within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. There is no expiration date for Comerica’s share repurchase program. The following table summarizes Comerica’s share repurchase activity for the quarter ended December 31, 2006.

				Maximum
				Number of
			Total Number of	Shares that May
			Shares Purchased as	Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Month Ended	Shares Purchased	Per Share	Programs	Programs
October 31, 2006	3,340	$56.48	—	4,018,477
November 30, 2006	549,600	58.46	549,600	13,468,877
December 31, 2006	915,100	58.89	915,100	12,553,777

Total	1,468,040	$58.72	1,464,700	12,553,777

For additional information regarding Comerica’s share repurchase program, please refer to Note 12 on pages 88 through 89 of the Consolidated Financial Statements contained in Comerica’s Annual Report to Shareholders for the year ended December 31, 2006.

Item 6. Selected Financial Data.
The response to this item is included on page 19 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2006, which page is hereby incorporated by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The response to this item is included on pages 20 through 65 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2006, which pages are hereby incorporated by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The response to this item is included on pages 52 through 59 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2006, which pages are hereby incorporated by reference.
Item 8. Financial Statements and Supplementary Data.
The response to this item is included on pages 66 through 131 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2006, and in the Statistical Disclosure by Bank Holding Companies on pages 24 through 55 and 80 through 85 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2006, which pages are hereby incorporated by reference.
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
Internal Control Over Financial Reporting
Management’s annual report on internal control over financial reporting and the related attestation report of Comerica’s registered public accounting firm are included on pages 126 through 127 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2006, which pages are hereby incorporated by reference.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Comerica has a Senior Financial Officer Code of Ethics that applies to the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, the Senior Vice President – Finance, and the Treasurer of Comerica. The Senior Financial Officer Code of Ethics is available on Comerica’s website at www.comerica.com.
On January 23, 2007, the Board of Directors of Comerica amended Article III, Section 12 of the Comerica bylaws to require a nominee for election or reelection as a director of Comerica to complete a written questionnaire prepared by Comerica with respect to the background and qualification of the person and, if applicable, the background of any other person or entity on whose behalf the nomination is being made.
A nominee must also make certain representations and agree that he or she (A) will abide by the requirements of Article III, Section 13 of the bylaws (concerning, among other things, the required tendering of a resignation by a director who does not receive a majority of votes cast in an uncontested election), (B) is not and will not become a party to (1) any agreement, arrangement or understanding with, and has not given any commitment or assurance to, any person or entity as to how, if elected as a director of Comerica, he or she will act or vote on any issue or question (a “Voting Commitment”) that has not been disclosed to Comerica or (2) any Voting Commitment that could limit or interfere with his or her ability to comply, if elected as a director of Comerica, with his or her fiduciary duties under applicable law, (C) is not and will not become a party to any agreement, arrangement or understanding with any person or entity other than Comerica with respect to any direct or indirect compensation, reimbursement or indemnification in connection with service or action as a director that has not been disclosed, and (D) in his or her individual capacity and on behalf of any person or entity on whose behalf the nomination is being made, would be in compliance, if elected as a director of Comerica, and would comply with all applicable publicly disclosed corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and guidelines of Comerica.
The remainder of the response to this item will be included under the sections captioned “Information About Nominees and Incumbent Directors,” “Committees and Meetings of Directors,” “Committee Assignments,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2007, which sections are hereby incorporated by reference.
Item 11. Executive Compensation.
The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation”, “Compensation of Executive Officers”, “Compensation Discussion and Analysis”, “Compensation of Directors”, “Officer Stock Ownership Guidelines”, “Compensation Committee Report”, “Summary Compensation Table”, “Summary Compensation Table for Retired Vice Chairman”, “Grants Of Plan-Based Awards”, “Outstanding Equity Awards At Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Deferred Compensation”, “Employee Deferred Compensation Plans”, and “Potential Payments Upon Termination or Change in Control” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2007, which sections are hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information called for by this item with respect to securities authorized for issuance under equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.
The response to the remaining requirements of this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2007, which sections are hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Comerica,” “Transactions of Executive Officers with Comerica” and “Information about Nominees and Incumbent Directors” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2007, which sections are hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services.
The response to this item will be included under the section captioned “Independent Auditors” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2007, which section is hereby incorporated by reference.

Comerica Incorporated and Subsidiaries
FORM 10-K CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is included in the 2006 Annual Report to Shareholders or in the 2007 Proxy Statement used in connection with the 2007 Annual Meeting of Shareholders to be held on May 15, 2007.
The following cross-reference index shows the page location in the 2006 Annual Report to Shareholders or the section of the 2007 Proxy Statement of only that information which is to be incorporated by reference into this Form 10-K.	All other sections of the 2006 Annual Report to Shareholders or the 2007 Proxy Statement are not required in this Form 10-K and are not to be considered a part of this Form 10-K.

Page Number of 2006 Annual
Report to Shareholders or
Section of 2007 Proxy Statement

	PART I

ITEM 1.	Business	24; 27-29; 114-118
ITEM 1A.	Risk Factors	Included herein
ITEM 1B.	Unresolved Staff Comments	Included herein
ITEM 2.	Properties	Included herein
ITEM 3.	Legal Proceedings	Included herein
ITEM 4.	Submission of Matters to a Vote of Security Holders	Included herein

	PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, Issuer Purchases of
	Equity Securities, and Performance Graph	Included herein
ITEM 6.	Selected Financial Data	19
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-65
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	52-59
ITEM 8.	Financial Statements and Supplementary Data:	66-131
	Comerica Incorporated and Subsidiaries
	Consolidated Balance Sheets	66
	Consolidated Statements of Income	67
	Consolidated Statements of Changes in Shareholders’ Equity	68
	Consolidated Statements of Cash Flows	69
	Notes to Consolidated Financial Statements	70-125
	Report of Management	126
	Report of Independent Registered Public Accounting Firm	128
	Management’s Report on Internal Control Over Financial Reporting	126
	Attestation Report of Independent Registered Public Accounting Firm	127
	Statistical Disclosure by Bank Holding Companies:
	Analysis of Net Interest Income — Fully Taxable Equivalent	24
	Rate-Volume Analysis — Fully Taxable Equivalent	25
	Analysis of Investment Securities and Loans	37
	Loan Maturities and Interest Rate Sensitivity	38
	Analysis of Investment Securities Portfolio — Fully Taxable Equivalent	40
	International Cross-Border Outstandings	41
	Analysis of the Allowance for Loan Losses	45
	Allocation of the Allowance for Loan Losses	47
	Summary of Nonperforming Assets and Past Due Loans	48, 80-82
	Concentration of Credit	51-52
	Remaining Expected Maturity of Risk Management Interest Rate Swaps	55
	Deposits — Maturity Distribution of Domestic Certificates of Deposit of $100,000 and Over	84
	Short-Term Borrowings	85
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Included herein

ITEM 9A.	Controls and Procedures:
	Management’s Report on Internal Control Over Financial Reporting	126
	Attestation Report of Independent Registered Public Accounting Firm	127
	Other information called for by this item	Included herein
ITEM 9B.	Other Information	Included herein

PART III

ITEM 10.	Directors and Executive Officers of the Registrant:
Information about Senior Financial Officer Code of Ethics Other information called for by this item	Included herein
Information About Nominees and Incumbent Directors, Committees and Meetings of Directors, Committee Assignments, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance

ITEM 11.	Executive Compensation	Compensation Committee Interlocks and Insider Participation, Compensation of Executive Officers, Compensation Discussion and Analysis, Compensation of Directors, Retirement Plans for Directors, Officer Stock Ownership Guidelines, Compensation Committee Report, Summary Compensation Table, Summary Compensation Table for Retired Vice Chairman, Grants Of Plan-Based Awards, Outstanding Equity Awards At Fiscal Year-End, Option Exercises and Stock Vested, Pension Benefits, Nonqualified Deferred Compensation, Potential Payments Upon Termination or Change in Control, and Director Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
	Information about securities authorized for issuance under equity compensation plans	Included herein Security Ownership of
	Other information called for by this item	Certain Beneficial Owners and Security Ownership of Management

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	Director Independence and Transactions of Directors with Comerica, Transactions of Executive Officers with Comerica and Information about Nominees and Incumbent Directors

ITEM 14.	Principal Accountant Fees and Services	Independent Auditors

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:
1. Financial Statements: The financial statements that are filed as part of this report are listed under Item 8 in the Form 10-K Cross-Reference Index on pages 19-20.
2. All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.
3. Exhibits:

2	(not applicable)

3.1(a)	Restated Certificate of Incorporation of Comerica Incorporated (as amended) (filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-4, filed December 1, 2000, File No. 333-51042, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Comerica Incorporated (amended and restated January 23, 2007) (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated January 25, 2007, regarding the Registrant’s Bylaws, and incorporated herein by reference).

4	(not applicable) [Note: In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total consolidated assets of the registrant and its consolidated subsidiaries. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.]

9	(not applicable)

10.1†	Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (amended and restated November 14, 2006).

10.2†	Comerica Incorporated 2006 Management Incentive Plan (filed as Appendix IV to Registrant’s Proxy Statement dated April 10, 2006, and incorporated herein by reference).

10.3†	Benefit Equalization Plan for Employees of Comerica Incorporated (filed as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

10.4†	Comerica Incorporated Amended and Restated Employee Stock Purchase Plan (amended and restated effective June 30, 2003) (filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.5†	1986 Stock Option Plan of Imperial Bancorp (as amended) (filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

10.6†	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.7†	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan.

10.8†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.9†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 22, 2007, and incorporated herein by reference).

10.10†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.11†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan.

10.12†	Form of Standard Comerica Incorporated No Sale Agreement under the Comerica Incorporated Amended and Restated Management Incentive Plan (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.13†	Form of Director Indemnification Agreement between Comerica Incorporated and certain of its directors (filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.14†	Supplemental Benefit Agreement with Eugene A. Miller (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference).

10.15†	Employment Agreement with Ralph W. Babb, Jr. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

10.16†	Supplemental Pension and Retiree Medical Agreement with Ralph W. Babb Jr. (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

10.17†	1999 Comerica Incorporated Deferred Compensation Plan (effective January 1, 1999) (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.18†	1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated January 25, 2005) (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.19†	1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (amended and restated January 25, 2005) (filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.20†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors (amended and restated May 22, 2001) (filed as Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.21†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors of Comerica Bank and Affiliated Banks (amended and restated May 22, 2001) (filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.22†	Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (amended and restated January 27, 2004) (filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.23†	Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (amended and restated January 27, 2004) (filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.24†	Amended and Restated Comerica Incorporated Incentive Plan for Non-Employee Directors (amended and restated July 26, 2005) (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.25†	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Incentive Plan for Non-Employee Directors (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.26†	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Incentive Plan for Non-Employee Directors (Version 2) (filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.27	Restrictive Covenants and General Release Agreement by and between John D. Lewis and Comerica Incorporated dated March 13, 2006 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.28†	Form of Employment Agreement (Executive Vice President) (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.29†	Form of Employment Agreement (Executive Vice President — Version 2) (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.30	Schedule of Employees Party to Employment Agreement (Executive Vice President — Version 2) (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.31†	Form of Employment Agreement (Senior Vice President) (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.32†	Form of Employment Agreement (Senior Vice President – Version 2) (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.33	Schedule of Employees Party to Employment Agreement (Senior Vice President – Version 2) (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.34	Settlement Agreement dated as of November 3, 2006 and enforceable as of November 10, 2006.

10.35	Implementation Agreement dated July 28, 2005 between Framlington Holdings Limited, Guarantors as named in the Agreement and AXA Investment Managers SA (restated to reflect amendments on September 7, 2005) (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.36	Second Amendment Agreement dated October 31, 2005 in relation to an Implementation Agreement dated July 28, 2005 (as amended on September 7, 2005) (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.37	Cash Offer dated July 27, 2005 by AXA Investment Managers S.A. (filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.38	Form of Acceptance relating to the Cash Offer by AXA Investment Managers S.A. for the Entire Issued Share Capital of Framlington Group Limited (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

11	Statement regarding Computation of Net Income Per Common Share (incorporated by reference from Note 14 on page 91 of Registrant’s 2006 Annual Report to Shareholders attached hereto as Exhibit 13).

12	(not applicable)

13	Incorporated Sections of Registrant’s 2006 Annual Report to Shareholders

14	(not applicable)

16	(not applicable)

18	(not applicable)

21	Subsidiaries of Registrant

22	(not applicable)

23	Consent of Ernst & Young LLP

24	(not applicable)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

33	(not applicable)

34	(not applicable)

35	(not applicable)

99	(not applicable)

100	(not applicable)

†	Management compensation plan.
File No. for all filings under Exchange Act: 1-10706.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 27, 2007.

COMERICA INCORPORATED

By:	/s/ Ralph W. Babb, Jr.

Ralph W. Babb, Jr.
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 27, 2007.

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
Director

/s/ James F. Cordes
James F. Cordes
Director

/s/ Roger A. Cregg
Roger A. Cregg
Director

/s/ Peter D. Cummings
Peter D. Cummings
Director

/s/ T. Kevin DeNicola
T. Kevin DeNicola
Director

/s/ Anthony F. Earley, Jr.
Anthony F. Earley, Jr.
Director

/s/ Alfred A. Piergallini
Alfred A. Piergallini
Director

/s/ Robert S. Taubman
Robert S. Taubman
Director

/s/ Reginald M. Turner, Jr.
Reginald M. Turner, Jr.
Director

/s/ William P. Vititoe
William P. Vititoe
Director

/s/ Kenneth L. Way
Kenneth L. Way
Director