Form 10-Q
period 2007-03-31
COMERICA INC /NEW/
filed 2007-05-02
CIK 28412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
          $5 par value common stock:
          Outstanding as of April 13, 2007: 155,944,728 shares

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statement
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

	March 31,	December 31,	March 31,
(in millions, except share data)	2007	2006	2006
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$1,334	$1,434	$1,685
Federal funds sold and securities purchased under agreements to resell	1,457	2,632	2,837
Other short-term investments	220	327	190
Investment securities available-for-sale	3,989	3,662	4,251

Commercial loans	26,681	26,265	24,738
Real estate construction loans	4,462	4,203	3,679
Commercial mortgage loans	9,592	9,659	9,146
Residential mortgage loans	1,741	1,677	1,516
Consumer loans	2,392	2,423	2,607
Lease financing	1,273	1,353	1,292
International loans	1,848	1,851	1,761

Total loans	47,989	47,431	44,739
Less allowance for loan losses	(500)	(493)	(472)

Net loans	47,489	46,938	44,267

Premises and equipment	596	568	516
Customers’ liability on acceptances outstanding	55	56	60
Accrued income and other assets	2,387	2,384	2,635

Total assets	$57,527	$58,001	$56,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$13,584	$13,901	$15,772

Money market and NOW deposits	14,815	15,250	15,653
Savings deposits	1,410	1,365	1,480
Customer certificates of deposit	7,447	7,223	6,122
Institutional certificates of deposit	5,679	5,783	4,129
Foreign office time deposits	735	1,405	940

Total interest-bearing deposits	30,086	31,026	28,324

Total deposits	43,670	44,927	44,096

Short-term borrowings	329	635	1,901
Acceptances outstanding	55	56	60
Accrued expenses and other liabilities	1,205	1,281	1,228
Medium- and long-term debt	7,148	5,949	4,062

Total liabilities	52,407	52,848	51,347

Common stock — $5 par value:
Authorized - 325,000,000 shares Issued - 178,735,252 shares at 3/31/07, 12/31/06 and 3/31/06	894	894	894
Capital surplus	524	520	466
Accumulated other comprehensive loss	(284)	(324)	(198)
Retained earnings	5,311	5,282	4,880
Less cost of common stock in treasury - 22,834,368 shares at 3/31/07, 21,161,161 shares at 12/31/06 and 16,461,565 shares at 3/31/06	(1,325)	(1,219)	(948)

Total shareholders’ equity	5,120	5,153	5,094

Total liabilities and shareholders’ equity	$57,527	$58,001	$56,441

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended
	March 31,
(in millions, except per share data)	2007	2006

INTEREST INCOME
Interest and fees on loans	$851	$723
Interest on investment securities	42	44
Interest on short-term investments	8	5

Total interest income	901	772

INTEREST EXPENSE
Interest on deposits	286	199
Interest on short-term borrowings	22	42
Interest on medium- and long-term debt	91	52

Total interest expense	399	293

Net interest income	502	479
Provision for loan losses	23	(27)

Net interest income after provision for loan losses	479	506

NONINTEREST INCOME
Service charges on deposit accounts	54	54
Fiduciary income	50	44
Commercial lending fees	16	15
Letter of credit fees	16	16
Foreign exchange income	9	10
Brokerage fees	11	10
Card fees	12	11
Bank-owned life insurance	9	13
Net income (loss) from principal investing and warrants	(4)	3
Net securities losses	—	(2)
Net gain (loss) on sales of businesses	1	(5)
Other noninterest income	29	26

Total noninterest income	203	195

NONINTEREST EXPENSES
Salaries	206	193
Employee benefits	46	50

Total salaries and employee benefits	252	243
Net occupancy expense	35	30
Equipment expense	15	13
Outside processing fee expense	20	21
Software expense	15	14
Customer services	14	13
Litigation and operational losses	3	1
Provision for credit losses on lending-related commitments	(2)	13
Other noninterest expenses	55	81

Total noninterest expenses	407	429

Income from continuing operations before income taxes	275	272
Provision for income taxes	86	65

Income from continuing operations	189	207
Income (loss) from discontinued operations, net of tax	1	(13)

NET INCOME	$190	$194

Basic earnings per common share:
Income from continuing operations	$1.21	$1.28
Net income	1.21	1.20

Diluted earnings per common share:
Income from continuing operations	1.19	1.26
Net income	1.19	1.18

Cash dividends declared on common stock	101	96
Dividends per common share	0.64	0.59

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

				Accumulated
				Other			Total
	Common Stock		Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except per share data)	In Shares	Amount	Surplus	Loss	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2006	162.9	$894	$461	$(170)	$4,796	$(913)	$5,068
Net income	—	—	—	—	194	—	194
Other comprehensive loss, net of tax	—	—	—	(28)	—	—	(28)

Total comprehensive income							166
Cash dividends declared on common stock ($0.59 per share)	—	—	—	—	(96)	—	(96)
Purchase of common stock	(1.5)	—	—	—	—	(87)	(87)
Net issuance of common stock under employee stock plans	0.9	—	(18)	—	(14)	52	20
Recognition of share-based compensation expense	—	—	18	—	—	—	18
Other	—	—	5	—	—	—	5

BALANCE AT MARCH 31, 2006	162.3	$894	$466	$(198)	$4,880	$(948)	$5,094

BALANCE AT DECEMBER 31, 2006	157.6	$894	$520	$(324)	$5,282	$(1,219)	$5,153
FSP 13-2 transition adjustment, net of tax	—	—	—	—	(46)	—	(46)
FIN 48 transition adjustment, net of tax	—	—	—	—	3	—	3

BALANCE AT JANUARY 1, 2007	157.6	894	520	(324)	5,239	(1,219)	5,110
Net income	—	—	—	—	190	—	190
Other comprehensive income, net of tax	—	—	—	40	—	—	40

Total comprehensive income							230
Cash dividends declared on common stock ($0.64 per share)	—	—	—	—	(101)	—	(101)
Purchase of common stock	(3.5)	—	—	—	—	(208)	(208)
Net issuance of common stock under employee stock plans	1.8	—	(20)	—	(17)	103	66
Recognition of share-based compensation expense	—	—	23	—	—	—	23
Employee deferred compensation obligations	—	—	1	—	—	(1)	—

BALANCE AT MARCH 31, 2007	155.9	$894	$524	$(284)	$5,311	$(1,325)	$5,120

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended
	March 31,
(in millions)	2007	2006

OPERATING ACTIVITIES
Net income	$190	$194
Income (loss) from discontinued operations, net of tax	1	(13)

Income from continuing operations	189	207

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23	(27)
Provision for credit losses on lending-related commitments	(2)	13
Depreciation and software amortization	22	19
Share-based compensation expense	23	18
Excess tax benefits from share-based compensation arrangements	(6)	(5)
Net loss on sale/settlement of investment securities available-for-sale	—	2
Net (gain) loss on sales of businesses	(1)	5
Net decrease in trading securities	54	6
Net decrease in loans held-for-sale	53	27
Net increase in accrued income receivable	(5)	(19)
Net increase (decrease) in accrued expenses	36	(35)
Other, net	(144)	97
Discontinued operations, net	—	(8)

Total adjustments	53	93

Net cash provided by operating activities	242	300

INVESTING ACTIVITIES
Net decrease (increase) in other short-term investments	1,175	(1,901)
Proceeds from maturities of investment securities available-for-sale	192	299
Purchases of investment securities available-for-sale	(489)	(343)
Net increase in loans	(579)	(1,510)
Net increase in fixed assets	(46)	(29)
Net decrease (increase) in customers’ liability on acceptances outstanding	1	(1)
Proceeds from sales of businesses	2	—
Discontinued operations, net	1	—

Net cash provided by (used in) investing activities	257	(3,485)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(1,257)	1,665
Net (decrease) increase in short-term borrowings	(306)	1,599
Net (decrease) increase in acceptances outstanding	(1)	1
Proceeds from issuance of medium- and long-term debt	1,661	253
Repayments of medium- and long-term debt	(461)	(100)
Proceeds from issuance of common stock under employee stock plans	60	15
Excess tax benefits from share-based compensation arrangements	6	5
Purchase of common stock for treasury	(208)	(87)
Dividends paid	(93)	(90)
Discontinued operations, net	—	—

Net cash (used in) provided by financing activities	(599)	3,261

Net (decrease) increase in cash and due from banks	(100)	76
Cash and due from banks at beginning of period	1,434	1,609

Cash and due from banks at end of period	$1,334	$1,685

Interest paid	$378	$264

Income taxes paid	$53	$5

Noncash investing and financing activities:
Loans transferred to other real estate	$3	$4

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 1 — Basis of Presentation and Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2006.
Income Taxes
     On January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 permits the Corporation to elect to change its accounting policy as to where interest and penalties on tax liabilities is classified in the consolidated statements of income. Effective January 1, 2007, the Corporation prospectively changed its accounting policy to classify interest and penalties on tax liabilities in the “provision for income taxes” on the consolidated statements of income. The provision for income taxes included interest on tax liabilities of $1 million for the three months ended March 31, 2007. In the first quarter 2007, the Securities and Exchange Commission requested that the American Institute of Certified Public Accountants clarify that an election to change classification of interest and penalties on tax liabilities under the Interpretation could only be prospective. Therefore, for all prior periods presented, interest and penalties on tax liabilities remained classified in “other noninterest expenses” on the consolidated statements of income. Additional information regarding FIN 48 can be found in Note 6.
Note 2 – Pending Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the Corporation transacts. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the Corporation’s own data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Corporation will adopt the provisions of SFAS 157 in the first quarter of 2008. The Corporation is currently evaluating the guidance contained in SFAS 157 to determine the effect adoption of the guidance will have on the Corporation’s financial condition and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 provides entities with the irrevocable option to account for selected financial assets and liabilities at fair value on a contract-by-contract basis. Under the option, any changes in fair value would be included in earnings. The Corporation can elect to apply the standard prospectively and measure certain financial instruments at fair value beginning January 1, 2008. The Corporation is currently evaluating the guidance contained in SFAS 159, and has yet to determine which assets or liabilities (if any) will be selected. At adoption, the difference between the carrying amount and the fair value of existing eligible assets and liabilities selected (if any) would be recognized via a cumulative adjustment to beginning retained earnings on January 1, 2008.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 3 — Investment Securities
     A summary of the Corporation’s temporarily impaired investment securities available-for-sale as of March 31, 2007 follows:

	Impaired
	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and other Government agency securities	$25	$- *	$13	$- *	$38	$- *
Government-sponsored enterprise securities	189	1	2,675	70	2,864	71
State and municipal securities	—	—	—	—	—	—
Other securities	—	—	—	—	—	—

Total temporarily impaired securities	$214	$1	$2,688	$70	$2,902	$71

*	Unrealized losses less than $0.5 million.
     At March 31, 2007, the Corporation had 126 securities in an unrealized loss position, including 122 Government-sponsored enterprise securities (i.e., FMNA, FHLMC). The unrealized losses resulted from changes in market interest rates, not credit quality. The Corporation has the ability and intent to hold these available-for-sale investment securities until maturity or market price recovery, and full collection of the amounts due according to the contractual terms of the debt is expected; therefore, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2007.
     At March 31, 2007, investment securities having a carrying value of $1.8 billion were pledged where permitted or required by law to secure $758 million of liabilities, including public and other deposits, and derivative instruments. This included securities of $946 million pledged with the Federal Reserve Bank to secure actual treasury tax and loan borrowings of $2 million at March 31, 2007, and potential borrowings of up to an additional $848 million. The remaining pledged securities of $867 million are primarily with state and local government agencies to secure $756 million of deposits and other liabilities, including deposits of the State of Michigan of $229 million at March 31, 2007.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 4 — Allowance for Credit Losses
     The following summarizes the changes in the allowance for loan losses:

	Three Months Ended
	March 31,
(in millions)	2007	2006

Balance at beginning of period	$493	$516

Loan charge-offs:
Domestic
Commercial	13	12
Real estate construction
Commercial Real Estate business line	1	—
Other	—	—

Total real estate construction	1	—
Commercial mortgage
Commercial Real Estate business line	3	—
Other	14	2

Total commercial mortgage	17	2
Residential mortgage	—	—
Consumer	3	3
Lease financing	—	6
International	—	2

Total loan charge-offs	34	25

Recoveries:
Domestic
Commercial	10	4
Real estate construction	—	—
Commercial mortgage	—	2
Residential mortgage	—	—
Consumer	1	1
Lease financing	4	—
International	3	1

Total recoveries	18	8

Net loan charge-offs	16	17
Provision for loan losses	23	(27)

Balance at end of period	$500	$472

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 4 — Allowance for Credit Losses (continued)
     The following table provides an analysis of the changes in the allowance for credit losses on lending-related commitments.

	Three Months Ended
	March 31,
(in millions)	2007	2006

Balance at beginning of period	$26	$33
Less: Charge-offs on lending-related commitments*	3	5
Add: Provision for credit losses on lending-related commitments	(2)	13

Balance at end of period	$21	$41

*	Charge-offs result from the sale of unfunded lending-related commitments.
     A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans that are restructured and meet the requirements to be on accrual status are included with total impaired loans for the remainder of the calendar year of the restructuring. There were no loans included in the $213 million of impaired loans at March 31, 2007 that were restructured and met the requirements to be on accrual status. Impaired loans averaged $214 million and $130 million for the three month periods ended March 31, 2007 and 2006, respectively. The following presents information regarding the period-end balances of impaired loans:

	Three Months Ended	Year Ended
(in millions)	March 31, 2007	December 31, 2006

Total period-end nonaccrual business loans	$213	$209
Plus: Impaired loans restructured during the period on accrual status at period-end	—	—

Total period-end impaired loans	$213	$209

Period-end impaired loans requiring an allowance	$201	$195

Allowance allocated to impaired loans	$44	$34

     Those impaired loans not requiring an allowance represent loans for which the fair value of expected repayments or collateral exceeded the recorded investments in such loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 5 — Medium- and Long-term Debt
     Medium- and long-term debt are summarized as follows:

(in millions)	March 31, 2007	December 31, 2006

Parent company
7.25% subordinated note due 2007	$151	$151
4.80% subordinated note due 2015	295	294
6.576% subordinated notes due 2037	510	—
7.60% subordinated note due 2050	—	361

Total parent company	956	806

Subsidiaries
Subordinated notes:
7.25% subordinated note due 2007	201	201
9.98% subordinated note due 2007	57	58
6.00% subordinated note due 2008	254	253
6.875% subordinated note due 2008	101	102
8.50% subordinated note due 2009	101	101
7.125% subordinated note due 2013	156	157
5.70% subordinated note due 2014	252	251
5.75% subordinated notes due 2016	647	397
5.20% subordinated notes due 2017	489	489
8.375% subordinated note due 2024	183	182
7.875% subordinated note due 2026	191	192

Total subordinated notes	2,632	2,383

Medium-term notes:
Floating rate based on LIBOR indices due 2007 to 2011	2,699	2,299
Floating rate based on PRIME indices due 2007 to 2008	850	350
2.85% fixed rate note due 2007	—	100

Variable rate note payable due 2009	11	11

Total subsidiaries	6,192	5,143

Total medium- and long-term debt	$7,148	$5,949

     The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.
     In February 2007, the Corporation issued $515 million of 6.576% subordinated notes that relate to trust preferred securities issued by an unconsolidated subsidiary. The notes pay interest on February 20 and August 20 of each year, beginning August 20, 2007 through February 20, 2032. Beginning February 20, 2032, the notes will bear interest at an annual rate based on LIBOR, payable monthly on the 20th day of each calendar month until the scheduled maturity date of February 20, 2037. The subordinated notes qualify as Tier 1 capital. The Corporation used the proceeds for the March 2007 redemption of a $350 million, 7.60% subordinated note due 2050 and to repurchase additional shares.
     In March 2007, Comerica Bank (the Bank), a subsidiary of the Corporation, issued an additional $250 million of 5.75% subordinated notes under a series initiated in November 2006. The notes pay interest on May 21 and November 21 of each year, beginning with May 21, 2007, and mature November 21, 2016. The Bank used the net proceeds for general corporate purposes.
     The Bank issued $900 million of floating rate notes during the first quarter of 2007 under an existing $15 billion medium-term senior note program. The Bank used the proceeds for general corporate purposes.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 6 — Income Taxes and Tax-Related Items
     The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the consolidated financial statements after deducting non-taxable items, principally income on bank-owned life insurance and interest income on state and municipal securities. State and foreign taxes are then added to the federal tax provision. In addition, beginning January 1, 2007, interest on tax liabilities is classified in the provision for income taxes.
     The Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109,” (FIN 48) on January 1, 2007. As a result, the Corporation recognized an increase in the liability for unrecognized tax benefits of approximately $5 million at January 1, 2007, accounted for as a change in accounting principle via a decrease to the opening balance of retained earnings. At January 1, 2007, the Corporation had unrecognized tax benefits of approximately $72 million. After consideration of the effect of the federal tax benefit available on unrecognized state tax benefits, the total amount of unrecognized tax benefits that, if recognized, would affect the Corporation’s effective tax rate was approximately $66 million at January 1, 2007.
     The Corporation recognized approximately $1 million in interest on tax liabilities for the three months ended March 31, 2007 included in the “provision for income taxes” on the consolidated statements of income, compared to approximately $26 million, included in “other noninterest expenses” on the consolidated statements of income, for the same period in 2006. For further information regarding the change in classification of interest and penalties on tax liabilities as a result of applying the provisions of FIN 48, refer to footnote 1 to these consolidated financial statements. The Corporation had approximately $71 million and $70 million accrued for the payment of interest at March 31, 2007 and January 1, 2007, respectively. Upon adoption of FIN 48, the Corporation recorded an $8 million decrease to interest on tax liabilities as an increase to the opening balance of retained earnings.
     In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service (IRS) questions and/or challenges the tax position taken by the Corporation with respect to those transactions. The Corporation engaged in certain types of structured leasing transactions that the IRS disallowed in its examination of the Corporation’s federal tax returns for the years 1996 through 2000. The IRS also disallowed foreign tax credits associated with the interest on a series of loans to foreign borrowers. The Corporation has had ongoing discussions with the IRS Appeals Office related to the disallowance of the foreign tax credits associated with the loans and adjusted tax and related interest reserves based on settlements discussed. The Corporation believes it is reasonably possible that a final settlement amount with the IRS will be agreed upon within the next twelve months. The FIN 48 unrecognized tax benefit related to the foreign tax credits was approximately $38 million at March 31, 2007, and reflects the Corporation’s current settlement expectations.
     Based on current knowledge and probability assessment of various potential outcomes, the Corporation believes that current tax reserves, determined in accordance with FIN 48, are adequate to cover the matters outlined above, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary.
     The Corporation believes that its tax returns were filed based upon applicable statutes, regulations and case law in effect at the time of the transactions. The Corporation intends to vigorously defend its positions taken in those returns in accordance with its view of the law controlling these activities. However, as noted above, the IRS examination team, an administrative authority or a court, if presented with the transactions, could disagree with the Corporation’s interpretation of the tax law. After evaluating the risks and opportunities, the best outcome may result in a settlement. The ultimate outcome for each position is not known.
     The following tax years remain subject to examination as of March 31, 2007:

Jurisdiction	Tax Years
Federal	2001-2006
California	1998-2006

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 6 — Income Taxes and Tax-Related Items (continued)
     On January 1, 2007, the Corporation adopted the provisions of FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” (FSP 13-2). FSP 13-2 requires a recalculation of the lease income from the inception of a leveraged lease if, during the lease term, the expected timing of the income tax cash flows generated from a leveraged lease is revised. The Corporation recorded a one-time non-cash after-tax charge to beginning retained earnings of $46 million to reflect changes in expected timing of the income tax cash flows generated from affected leveraged leases, which is expected to be recognized as income over periods ranging from 4 years to 20 years.
Note 7 — Accumulated Other Comprehensive Income (Loss)
     Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges, the change in the accumulated foreign currency translation adjustment and the change in the accumulated defined benefit and other postretirement plans adjustment. The Consolidated Statements of Changes in Shareholders’ Equity on page 5 include only combined other comprehensive income (loss), net of tax. The following table presents reconciliations of the components of the accumulated other comprehensive income (loss) for the three months ended March 31, 2007 and 2006. Total comprehensive income totaled $230 million and $166 million for the three months ended March 31, 2007 and 2006, respectively. The $64 million increase in total comprehensive income in the three months ended March 31, 2007, when compared to the same period in the prior year, resulted principally from increases in net unrealized gains on investment securities available-for-sale ($37 million) due to changes in the interest rate environment, and net gains on cash flow hedges ($29 million).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 7 — Accumulated Other Comprehensive Income (Loss) (continued)

	Three Months Ended
	March 31,
(in millions)	2007	2006

Accumulated net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period, net of tax	$(61)	$(69)

Net unrealized holding gains (losses) arising during the period	30	(28)
Less: Reclassification adjustment for gains (losses) included in net income	—	(2)

Change in net unrealized gains (losses) before income taxes	30	(26)
Less: Provision for income taxes	10	(9)

Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax	20	(17)

Balance at end of period, net of tax	$(41)	$(86)

Accumulated net gains (losses) on cash flow hedges:
Balance at beginning of period, net of tax	$(48)	$(91)

Net cash flow hedges gains (losses) arising during the period	—	(45)
Less: Reclassification adjustment for gains (losses) included in net income	(24)	(25)

Change in cash flow hedges before income taxes	24	(20)
Less: Provision for income taxes	8	(7)

Change in cash flow hedges, net of tax	16	(13)

Balance at end of period, net of tax	$(32)	$(104)

Accumulated foreign currency translation adjustment:
Balance at beginning of period	$—	$(7)

Net translation gains (losses) arising during the period	—	1

Change in foreign currency translation adjustment	—	1

Balance at end of period	$—	$(6)

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(215)	$(3)

Minimum pension liability adjustment arising during the period before income taxes	N/A	1
Less: Provision for income taxes	N/A	—

Change in minimum pension liability, net of tax	N/A	1

Net defined benefit pension and other postretirement adjustment arising during the period	7	N/A
Less: Provision for income taxes	3	N/A

Change in defined benefit and other postretirement plans adjustment, net of tax	4	N/A

Balance at end of period, net of tax	$(211)	$(2)

Total accumulated other comprehensive loss at end of period, net of tax	$(284)	$(198)

N/A — Not Applicable

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 8 – Net Income per Common Share
     Basic and diluted net income per common share for the three month periods ended March 31, 2007 and 2006 were computed as follows:

	Three Months Ended
	March 31,
(in millions, except per share data)	2007	2006

Basic
Income from continuing operations applicable to common stock	$189	$207
Net income applicable to common stock	190	194

Average common shares outstanding	156	162

Basic income from continuing operations per common share	$1.21	$1.28
Basic net income per common share	1.21	1.20

Diluted
Income from continuing operations applicable to common stock	$189	$207
Net income applicable to common stock	190	194

Average common shares outstanding	156	162
Nonvested stock	2	1
Common stock equivalents:
Net effect of the assumed exercise of stock options	1	1

Diluted average common shares	159	164

Diluted income from continuing operations per common share	$1.19	$1.26
Diluted net income per common share	1.19	1.18

     The following average outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended
	March 31,
(options in millions)	2007	2006

Average outstanding options	5.8	6.0
Range of exercise prices	$60.09 - $71.58	$56.80 - $71.58

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 9 – Employee Benefit Plans
     Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

Qualified Defined Benefit Pension Plan	Three Months Ended
	March 31,
(in millions)	2007	2006

Service cost	$8	$9
Interest cost	15	17
Expected return on plan assets	(24)	(26)
Amortization of unrecognized prior service cost	2	2
Amortization of unrecognized net loss	3	7

Net periodic benefit cost	$4	$9

Non-Qualified Defined Benefit Pension Plan	Three Months Ended
	March 31,
(in millions)	2007	2006

Service cost	$1	$1
Interest cost	1	1
Amortization of unrecognized net loss	1	1

Net periodic benefit cost	$3	$3

Postretirement Benefit Plan	Three Months Ended
	March 31,
(in millions)	2007	2006

Interest cost	$2	$1
Expected return on plan assets	(1)	(1)
Amortization of unrecognized transition obligation	1	1

Net periodic benefit cost	$2	$1

     For further information on the Corporation’s employee benefit plans, refer to Note 16 to the consolidated financial statements in the Corporation’s 2006 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 — Derivative Instruments
     The following table presents the composition of derivative instruments, excluding commitments, held or issued for risk management purposes, and in connection with customer-initiated and other activities.

	March 31, 2007				December 31, 2006
	Notional/				Notional/
	Contract	Unrealized		Fair	Contract	Unrealized		Fair
	Amount	Gains	Unrealized	Value	Amount	Gains	Unrealized	Value
(in millions)	(1)	(2)	Losses	(3)	(1)	(2)	Losses	(3)

Risk management
Interest rate contracts:
Swaps — cash flow	$5,500	$—	$61	$(61)	$6,200	$—	$87	$(87)
Swaps — fair value	2,153	75	6	69	2,253	75	7	68

Total interest rate contracts	7,653	75	67	8	8,453	75	94	(19)
Foreign exchange contracts:
Spot and forwards	630	7	5	2	518	6	2	4
Swaps	30	1	—	1	33	—	—	—

Total foreign exchange contracts	660	8	5	3	551	6	2	4

Total risk management	8,313	83	72	11	9,004	81	96	(15)

Customer-initiated and other
Interest rate contracts:
Caps and floors written	528	—	3	(3)	551	—	3	(3)
Caps and floors purchased	514	3	—	3	536	3	—	3
Swaps	4,741	38	25	13	4,480	37	26	11

Total interest rate contracts	5,783	41	28	13	5,567	40	29	11
Energy derivative contracts:
Caps and floors written	284	—	21	(21)	310	—	23	(23)
Caps and floors purchased	284	21	—	21	310	23	—	23
Swaps	529	17	16	1	485	22	21	1

Total energy derivative contracts	1,097	38	37	1	1,105	45	44	1
Foreign exchange contracts:
Spot, forwards, futures and options	2,698	8	6	2	2,889	24	21	3
Swaps	7	—	—	—	4	—	—	—

Total foreign exchange contracts	2,705	8	6	2	2,893	24	21	3

Total customer-initiated and other	9,585	87	71	16	9,565	109	94	15

Total derivative instruments	$17,898	$170	$143	$27	$18,569	$190	$190	$—

(1)	Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk, and are not reflected in the consolidated balance sheets.

(2)	Unrealized gains represent receivables from derivative counterparties, and therefore expose the Corporation to credit risk. Credit risk, which excludes the effects of any collateral or netting arrangements, is measured as the cost to replace, at current market rates, contracts in a profitable position.

(3)	The fair values of derivative instruments represent the estimated amounts the Corporation would receive or pay to terminate or otherwise settle the contracts at the balance sheet date. The fair values of all derivative instruments are reflected in the consolidated balance sheets.

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
     For hedge relationships accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” at inception of the hedge the Corporation uses either the short-cut method if it qualifies, or applies dollar offset or statistical regression analysis to assess effectiveness. The short-cut method is used for fair value hedges of medium and long-term debt. This method allows for the assumption of zero hedge ineffectiveness and eliminates the requirement to further assess hedge effectiveness on these transactions. For SFAS No. 133 hedge relationships to which the Corporation does not apply the short-cut method, dollar offset or statistical regression analysis is used at inception and consistently applied for each reporting period thereafter to assess whether the derivative used has been and is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Net hedge ineffectiveness is recorded in “other noninterest income” on the consolidated statements of income.
     The following table presents net hedge ineffectiveness gains (losses) by risk management hedge type:

	Three Months Ended
	March 31,
(dollar amounts in millions)	2007	2006

Cash Flow Hedges	$—	$(2)
Fair Value Hedges	—	—
Foreign Currency Hedges	—	—

Total	$—	$(2)

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
     As part of a cash flow hedging strategy, the Corporation entered into predominantly 3 year interest rate swap agreements (weighted-average original maturity of 3.0 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, which will reduce the impact of interest rate changes on future interest income over the next 1 to 2 years. Approximately 11 percent ($5.5 billion) of outstanding loans were designated as hedged items to interest rate swap agreements at March 31, 2007. Interest rate swap agreements designated as cash flow hedges decreased interest and fees on loans by $24 million and $25 million, during the three month periods ended March 31, 2007 and 2006, respectively. If interest rates, interest yield curves and notional amounts remain at current levels, the Corporation expects to reclassify $30 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with existing and forecasted floating-rate loans.
     Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs cash instruments, such as investment securities, as well as derivative instruments, to manage exposure to these and other risks. In addition, the Corporation uses foreign exchange forward and option contracts to protect the value of its foreign currency investment in foreign subsidiaries. Realized and unrealized gains and losses from foreign exchange forward and option contracts used to protect the value of investments in foreign

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 — Derivative Instruments (continued)
subsidiaries are not included in the statement of income, but are shown in the accumulated foreign currency translation adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets. During the three month period ended March 31, 2006, in accordance with SFAS No. 52, “Foreign Currency Translation,” the Corporation recognized a net gain of less than $0.5 million in accumulated foreign currency translation adjustment, related to the forward foreign exchange contracts. The Corporation did not hold any forward foreign exchange contracts recognized in accumulated foreign currency translation adjustment during the three months ended March 31, 2007.
     Management believes these strategies achieve the desired relationship between the rate maturities of assets and funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although there can be no assurance that such strategies will be successful. The Corporation also uses various other types of derivative instruments to mitigate interest rate and foreign currency risks associated with specific assets or liabilities, which are reflected in the table on page 17. Such instruments may include interest rate caps and floors, foreign exchange forward contracts, foreign exchange option contracts and foreign exchange cross-currency swaps.
     The following table summarizes the expected maturity distribution of the notional amount of risk management interest rate swaps and provides the weighted-average interest rates associated with amounts to be received or paid on interest rate swap agreements as of March 31, 2007. Swaps have been grouped by asset and liability designation.
Remaining Expected Maturity of Risk Management Interest Rate Swaps:

							March 31,	Dec. 31,
						2012-	2007	2006
(dollar amounts in millions)	2007	2008	2009	2010	2011	2026	Total	Total

Variable rate asset designation:
Generic receive fixed swaps	$2,300	$3,200	$—	$—	$—	$—	$5,500	$6,200

Weighted average: (1)
Receive rate	5.39%	7.02%	—%	—%	—%	—%	6.34%	6.03%
Pay rate	7.37	8.25	—	—	—	—	7.88	7.69

Fixed rate asset designation:
Pay fixed swaps Amortizing	$1	$2	$—	$—	$—	$—	$3	$3

Weighted average: (2)
Receive rate	4.34%	4.34%	—%	—%	—%	—%	4.34%	4.34%
Pay rate	3.52	3.52	—	—	—	—	3.52	3.52

Medium- and long-term debt designation:
Generic receive fixed swaps	$350	$350	$100	$—	$—	$1,350	$2,150	$2,250

Weighted average: (1)
Receive rate	6.67%	6.17%	6.06%	—%	—%	5.92%	6.09%	5.95%
Pay rate	5.37	5.36	5.36	—	—	5.42	5.40	5.44

Total notional amount	$2,651	$3,552	$100	$—	$—	$1,350	$7,653	$8,453

(1)	Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at March 31, 2007

(2)	Variable rates received are based on one-month Canadian Dollar Offered Rates in effect at March 31, 2007

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 — Derivative Instruments (continued)
     The Corporation had commitments to purchase investment securities for its trading account and available-for-sale portfolios totaling $111 million at March 31, 2007 and $20 million at December 31, 2006. Commitments to sell investment securities related to the trading account portfolio totaled $8 million at March 31, 2007 and $16 million at December 31, 2006. Outstanding commitments expose the Corporation to both credit and market risk.
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
     For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized less than $0.5 million of net gains in both the three month periods ended March 31, 2007 and 2006, which were included in “other noninterest income” in the consolidated statements of income. The fair value of derivative instruments held or issued in connection with customer-initiated activities, including those customer-initiated derivative contracts where the Corporation does not enter into an offsetting derivative contract position, is included in the table on page 17.
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

	Three Months Ended	Year Ended	Three Months Ended
(in millions)	March 31, 2007	December 31, 2006	March 31, 2006

Average unrealized gains	$99	$103	$94
Average unrealized losses	84	92	87
Noninterest income	11	42	10

Derivative Instrument Activity
     The following table provides a reconciliation of the beginning and ending notional amounts for risk management and customer-initiated and other derivative instruments for the three months ended March 31, 2007.

	Risk Management			Customer-Initiated and Other
	Interest	Foreign		Interest	Energy	Foreign
	Rate	Exchange		Rate	Derivative	Exchange
(in millions)	Contracts	Contracts	Total	Contracts	Contracts	Contracts	Total

Balance at January 1, 2007	$8,453	$551	$9,004	$5,567	$1,105	$2,893	$9,565
Additions	—	1,128	1,128	511	103	26,080	26,694
Maturities/amortizations	(800)	(1,019)	(1,819)	(174)	(111)	(26,268)	6,553)
Terminations	—	—	—	(121)	—	—	(121)

Balance at March 31, 2007	$7,653	$660	$8,313	$5,783	$1,097	$2,705	$9,585

     Additional information regarding the nature, terms and associated risks of derivative instruments can be found in the Corporation’s 2006 Annual Report on page 54 and in Notes 1 and 20 to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 11 — Standby and Commercial Letters of Credit and Financial Guarantees
     The total contractual amounts of standby letters of credit and financial guarantees and commercial letters of credit at March 31, 2007 and December 31, 2006, which represents the Corporation’s credit risk associated with these instruments, are shown in the table below.

(in millions)	March 31, 2007	December 31, 2006

Standby letters of credit and financial guarantees	$6,462	$6,584
Commercial letters of credit	215	249

     Standby and commercial letters of credit and financial guarantees represent conditional obligations of the Corporation, which guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2016. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation may enter into participation arrangements with third parties, which effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $607 million of the $6,462 million of standby letters of credit and financial guarantees outstanding at March 31, 2007. The carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $75 million and $78 million at March 31, 2007 and December 31, 2006, respectively.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 – Business Segment Information
     The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities. This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes discontinued operations, the income and expense impact of equity and cash, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at March 31, 2007. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
     For a description of the business activities of each business segment and further information on the methodologies, which form the basis for these results, refer to Note 24 to the consolidated financial statements in the Corporation’s 2006 Annual Report.
     Beginning in the first quarter 2007, the Corporation assigned to the business segments the portion of the allowance for loan losses maintained to capture probable losses due to the inherent imprecision in the risk rating system and new business migration risk. This portion of the allowance was previously included in the Other category. In addition, the Corporation changed its method of allocating corporate overhead. Corporate overhead is assigned 50 percent based on the ratio of the business segment’s noninterest expenses to total noninterest expenses incurred by all business segments and 50 percent based on the ratio of the business segment’s attributed equity to total attributed equity of all business segments. Formerly, corporate overhead was allocated based entirely on noninterest expenses. Prior periods have been restated to reflect these changes. For informational purposes, business segment results for the years ended December 31, 2006 and 2005 have been updated to reflect these changes and are presented in the section entitled “Supplemental Information” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 – Business Segment Information (continued)
     Business segment financial results for the three months ended March 31, 2007 and 2006 are shown in the table below.

			Wealth &
(dollar amounts in millions)	Business	Retail	Institutional
Three Months Ended March 31, 2007	Bank	Bank	Management	Finance	Other	Total

Earnings summary:
Net interest income (expense) (FTE)	$329	$157	$36	$(17)	$(2)	$503
Provision for loan losses	14	5	(1)	—	5	23
Noninterest income	61	52	71	16	3	203
Noninterest expenses	170	153	76	2	6	407
Provision (benefit) for income taxes (FTE)	65	18	11	(4)	(3)	87
Income from discontinued operations, net of tax	—	—	—	—	1	1

Net income (loss)	$141	$33	$21	$1	$(6)	$190

Net credit-related charge-offs	$15	$4	$—	$—	$—	$19

Selected average balances:
Assets	$40,059	$6,840	$3,898	$5,015	$1,276	$57,088
Loans	39,015	6,095	3,747	17	22	48,896
Deposits	16,710	17,033	2,317	6,490	29	42,579
Liabilities	17,565	17,045	2,317	14,600	460	51,987
Attributed equity	2,850	835	312	574	530	5,101

Statistical data:
Return on average assets (1)	1.41%	0.75%	2.17%	N/M	N/M	1.33%
Return on average attributed equity	19.80	15.97	27.09	N/M	N/M	14.86
Net interest margin (2)	3.42	3.74	3.88	N/M	N/M	3.82
Efficiency ratio	43.56	73.11	70.74	N/M	N/M	57.66

			Wealth &
	Business	Retail	Institutional
Three Months Ended March 31, 2006	Bank	Bank	Management	Finance	Other	Total

Earnings summary:
Net interest income (expense) (FTE)	$315	$155	$37	$(24)	$(3)	$480
Provision for loan losses	(29)	6	—	—	(4)	(27)
Noninterest income	63	50	64	17	1	195
Noninterest expenses	193	143	75	2	16	429
Provision (benefit) for income taxes (FTE)	63	18	9	(7)	(17)	66
Loss from discontinued operations, net of tax	—	—	—	—	(13)	(13)

Net income (loss)	$151	$38	$17	$(2)	$(10)	$194

Net credit-related charge-offs	$16	$5	$—	$—	$1	$22

Selected average balances:
Assets	$38,100	$6,782	$3,623	$5,228	$1,544	$55,277
Loans	36,883	6,076	3,473	3	44	46,479
Deposits	18,899	16,736	2,449	3,214	(100)	41,198
Liabilities	19,733	16,735	2,446	10,956	335	50,205
Attributed equity	2,557	822	303	471	919	5,072

Statistical data:
Return on average assets (1)	1.59%	0.87%	1.86%	N/M	N/M	1.41%
Return on average attributed equity	23.71	18.63	22.29	N/M	N/M	15.33
Net interest margin (2)	3.45	3.76	4.28	N/M	N/M	3.80
Efficiency ratio	51.08	69.45	74.62	N/M	N/M	63.39

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE – Fully Taxable Equivalent

N/M – Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Business Segment Information (continued)
     The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131).
     The Midwest market consists of operations located in the states of Michigan, Ohio and Illinois. Currently, Michigan operations represent the significant majority of the Midwest market.
     The Western market consists of operations located in the states of California, Arizona, Nevada, Colorado and Washington. Currently, California operations represent the significant majority of the Western market.
     The Texas and Florida markets consist of operations located in the states of Texas and Florida, respectively.
     Other Markets includes the Corporation’s investment management and trust alliance businesses, as well as all other markets in which the Corporation has operations, except for the International market, as described below.
     The International market represents the activity of the Corporation’s International Finance division, which provides banking services primarily to foreign-owned, North American-based companies.
     The Finance & Other Businesses segment includes the Corporation’s securities portfolio, asset and liability management activities, discontinued operations, the income and expense impact of equity and cash not assigned to specific business/market segments, tax benefits not assigned to specific business/market segments and miscellaneous other expenses of a corporate nature. This segment includes responsibility for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk and foreign exchange risk.
     Beginning in the first quarter 2007, the Corporation assigned to the market segments the portion of the allowance for loan losses maintained to capture probable losses due to the inherent imprecision in the risk rating system and new business migration risk. This portion of the allowance was previously included in the Other category. In addition, the Corporation changed its method of allocating corporate overhead. Corporate overhead is assigned 50 percent based on the ratio of the market segment’s noninterest expenses to total noninterest expenses incurred by all market segments and 50 percent based on the ratio of the market segment’s attributed equity to total attributed equity of all market segments. Prior periods have been restated to reflect these changes. For informational purposes, business segment results for the years ended December 31, 2006 and 2005 have been updated to reflect these changes and are presented in the section entitled “Supplemental Information” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Business Segment Information (continued)
     Market segment financial results for the three months ended March 31, 2007 and 2006 are shown in the table below.

							Finance
(dollar amounts in millions)					Other		& Other
Three Months Ended March 31, 2007	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total

Earnings summary:
Net interest income (expense) (FTE)	$244	$176	$67	$11	$7	$17	$(19)	$503
Provision for loan losses	30	(11)	(1)	1	(1)	—	5	23
Noninterest income	116	28	19	4	9	8	19	203
Noninterest expenses	206	110	54	9	9	11	8	407
Provision (benefit) for income taxes (FTE)	34	39	11	2	3	5	(7)	87
Income from discontinued operations, net of tax	—	—	—	—	—	—	1	1

Net income (loss)	$90	$66	$22	$3	$5	$9	$(5)	$190

Net credit-related charge-offs (recoveries)	$22	$(5)	$3	$—	$—	$(1)	$—	$19

Selected average balances:
Assets	$22,755	$16,782	$6,719	$1,646	$713	$2,182	$6,291	$57,088
Loans	21,783	16,241	6,444	1,626	704	2,059	39	48,896
Deposits	16,657	13,696	3,843	284	482	1,098	6,519	42,579
Liabilities	17,430	13,732	3,858	288	482	1,137	15,060	51,987
Attributed equity	1,955	1,177	556	87	57	165	1,104	5,101

Statistical data:
Return on average assets (1)	1.58%	1.57%	1.30%	0.80%	3.04%	1.68%	N/M	1.33%
Return on average attributed equity	18.40	22.37	15.73	15.22	38.24	22.27	N/M	14.86
Net interest margin (2)	4.52	4.40	4.19	2.84	4.22	3.22	N/M	3.82
Efficiency ratio	57.17	54.23	62.24	59.07	55.46	42.08	N/M	57.66

							Finance
					Other		& Other
Three Months Ended March 31, 2006	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total

Earnings summary:
Net interest income (expense) (FTE)	$243	$168	$61	$10	$8	$17	$(27)	$480
Provision for loan losses	—	(14)	(4)	—	1	(6)	(4)	(27)
Noninterest income	117	28	18	4	7	3	18	195
Noninterest expenses	223	109	50	8	8	13	18	429
Provision (benefit) for income taxes (FTE)	38	35	10	2	2	3	(24)	66
Loss from discontinued operations, net of tax	—	—	—	—	—	—	(13)	(13)

Net income (loss)	$99	$66	$23	$4	$4	$10	$(12)	$194

Net credit-related charge-offs	$17	$—	$1	$2	$—	$1	$1	$22

Selected average balances:
Assets	$22,332	$16,261	$5,611	$1,390	$590	$2,321	$6,772	$55,277
Loans	21,303	15,644	5,355	1,371	579	2,180	47	46,479
Deposits	17,039	15,405	3,662	307	601	1,070	3,114	41,198
Liabilities	17,811	15,440	3,666	306	600	1,091	11,291	50,205
Attributed equity	1,803	1,078	496	72	53	180	1,390	5,072

Statistical data:
Return on average assets (1)	1.79%	1.60%	1.63%	1.05%	2.44%	1.77%	N/M	1.41%
Return on average attributed equity	22.14	24.56	18.40	20.18	30.06	22.90	N/M	15.33
Net interest margin (2)	4.51	4.25	4.46	2.91	5.30	2.97	N/M	3.80
Efficiency ratio	61.83	55.74	63.50	55.72	54.90	64.03	N/M	63.39

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE – Fully Taxable Equivalent

N/M – Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 14 –Discontinued Operations
     In December 2006, the Corporation sold its ownership interest in Munder Capital Management (Munder) to an investor group. As a result of the sale transaction, the Corporation accounted for Munder as a discontinued operation and all prior periods presented have been restated. As such, Munder was reported in “Other” and “Finance & Other” for business and market segment reporting purposes, respectively. Munder was previously reported in “Wealth & Institutional Management” and “Other Markets” for business and market segment reporting purposes, respectively. The assets and liabilities related to the discontinued operations of Munder are not material and have not been reclassified on the consolidated balance sheets.
     The components of net income from discontinued operations for the three months ended March 31, 2007 and 2006, respectively, were as follows:

	Three Months Ended
	March 31,
(in millions, except per share data)	2007	2006

Net interest income	$—	$—
Noninterest income	1	20
Noninterest expenses	—	20

Income from discontinued operations before income taxes and cumulative effect of change in accounting principle	1	—
Provision for income taxes	—	5

Income from discontinued operations before cumulative effect of change in accounting principle	1	(5)
Cumulative effect of change in accounting principle, net of tax*	—	(8)

Net income (loss) from discontinued operations	$1	$(13)

Basic earnings per common share:
Income (loss) from discontinued operations before cumulative effect of change in accounting principle*	$—	$(0.03)
Net income (loss) from discontinued operations	—	(0.08)
Diluted earnings per common share:
Income (loss) from discontinued operations before cumulative effect of change in accounting principle*	$—	$(0.03)
Net income (loss) from discontinued operations	—	(0.08)

*	Resulting from adoption of SFAS 123(R) in January 2006.
     During the first quarter 2007, the Corporation completed the sale of a portfolio of loans related to manufactured housing for about the fair value recorded at December 31, 2006. As a result of the sale transaction, the Corporation transferred $74 million of loans, which were classified in “other short-term investments” on the consolidated balance sheet at December 31, 2006, to the buyer.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net income for the three months ended March 31, 2007 was $190 million, a decrease of $4 million, or three percent, from $194 million reported for the three months ended March 31, 2006. Quarterly diluted net income per share increased less than one percent to $1.19 in the first quarter 2007, compared to $1.18 in the same period a year ago. Income from continuing operations for the three months ended March 31, 2007 was $189 million, a decrease of $18 million, or nine percent, from $207 million reported for the three months ended March 31, 2006. Quarterly diluted income from continuing operations per share decreased six percent to $1.19 in the first quarter 2007, compared to $1.26 in the same period a year ago. The decrease in income from continuing operations in the first quarter 2007 from the comparable quarter last year resulted primarily from a $35 million increase in the provision for credit losses (the net result of a $50 million increase in the provision for loan losses and a $15 million decrease in the provision for credit losses on lending-related commitments), partially offset by a $23 million increase in net interest income. Return on average common shareholders’ equity was 14.86 percent and return on average assets was 1.33 percent for the first quarter 2007, compared to 15.33 percent and 1.41 percent, respectively, for the comparable quarter last year. Return on average common shareholders’ equity from continuing operations was 14.83 percent and return on average assets from continuing operations was 1.33 percent for the first quarter 2007, compared to 16.31 percent and 1.50 percent, respectively, for the same period in 2006.
Discontinued Operations
     In December 2006, the Corporation sold its ownership interest in Munder Capital Management (Munder) to an investor group. The Corporation accounted for Munder as a discontinued operation and all prior periods presented have been restated. The remaining discussion and analysis of the Corporation’s results of operations is based on results from continuing operations. For detailed information concerning the sale of Munder and the components of discontinued operations, refer to Note 14 to these consolidated financial statements.
Full-year 2007 Outlook.
     For full-year 2007, management expects the following compared to full-year 2006:
•	Mid to high single-digit average loan growth, excluding Financial Services Division loans, with flat growth in the Midwest market, and low double-digit growth in the Western and Texas markets

•	Average earning asset growth slightly less than average loan growth

•	Average Financial Services Division noninterest-bearing deposits remaining at first quarter 2007 level of $3.5 billion. Financial Services Division loans will fluctuate in 2007 with the level of noninterest-bearing deposits

•	Average full year net interest margin of about 3.75 percent to 3.80 percent

•	Average net credit-related charge-offs (including both net loan charge-offs and charge-offs on lending-related commitments) of about 20 basis points of average loans, with a provision for credit losses modestly exceeding net charge-offs

•	Low single-digit growth in noninterest income, from a 2006 adjusted base of $820 million which excludes the Financial Services Division-related lawsuit settlement and the loss on sale of the Mexican bank charter

•	Flat noninterest expenses, excluding the provision for credit losses on lending-related commitments. Outlook reflects anticipated 2007 costs associated with the previously announced headquarters move to Dallas, Texas (expected to be about $10 million) and tax-related interest in 2006 (classified in the provision for income taxes in 2007)

•	Effective tax rate of about 32 percent

•	Active capital management within targeted capital ratios (Tier 1 common of 6.50 percent to 7.50 percent and Tier 1 of 7.25 percent to 8.25 percent)
Net Interest Income
     The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended March 31, 2007. On a FTE basis, net interest income increased $23 million to $503 million for the three months ended March 31, 2007, from $480 million for the comparable period in 2006. The increase in net interest income in the first quarter 2007, compared to the same period in 2006, resulted primarily from loan growth, partially offset by a decline in noninterest-bearing deposits and changes in funding mix. Average earning assets increased $2.1 billion, or four percent, to $53.1 billion in the first quarter 2007, compared to $51.0 billion in the first quarter 2006, primarily due to a $2.4 billion, or five percent, increase in average loans to $48.9 billion in the first quarter 2007. The net interest margin (FTE) for the three months ended March 31, 2007 was 3.82 percent, compared to 3.80 percent for the comparable period in 2006. The increase in the net interest margin (FTE) resulted from the increased value of noninterest-bearing deposits in a higher interest rate environment and the results of the operations of the Corporation’s Financial Services Division as described below, partially offset by a change in the interest-bearing deposit mix toward higher-cost deposits and loan growth in excess of deposit growth.
     Financial Services Division customers deposit large balances (primarily noninterest-bearing) and the Corporation pays certain customer services expenses (included in “noninterest expenses” on the consolidated statements of income) and/or makes low-rate loans (included in “net interest income” on the consolidated statements of income) to such customers. Footnote (1) to Table I displays average Financial Services Division loans and deposits, with related interest income/expense and average rates. As shown in footnote (2) to Table I, the impact of Financial Services Division loans (primarily low-rate) on net interest margin (assuming the loans were funded by Financial Services Division noninterest-bearing deposits) was a decrease of 11 basis points and 22 basis points in the three month periods ended March 31, 2007 and 2006, respectively.
     For further discussion of the effects of market rates on net interest income, refer to “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”
     Management currently expects average full-year 2007 net interest margin of about 3.75 to 3.80 percent.

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE)

	Three Months Ended
	March 31, 2007			March 31, 2006
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (1) (2)	$27,757	$499	7.30%	$26,620	$412	6.26%
Real estate construction loans	4,249	91	8.66	3,530	72	8.24
Commercial mortgage loans	9,673	175	7.35	8,998	155	6.97
Residential mortgage loans	1,705	26	6.11	1,492	22	5.88
Consumer loans	2,405	43	7.14	2,660	45	6.83
Lease financing	1,273	10	3.18	1,298	13	4.03
International loans	1,834	32	7.07	1,881	30	6.56
Business loan swap expense	—	(24)	—	—	(25)	—

Total loans (2)	48,896	852	7.06	46,479	724	6.30
Investment securities available-for-sale	3,745	42	4.35	4,154	44	4.10
Federal funds sold and securities purchased under agreements to resell	276	4	5.39	189	2	4.58
Other short-term investments	231	4	6.79	155	3	7.95

Total earning assets	53,148	902	6.86	50,977	773	6.12
Cash and due from banks	1,480			1,648
Allowance for loan losses	(503)			(512)
Accrued income and other assets	2,963			3,164

Total assets	$57,088			$55,277

Money market and NOW deposits (1)	$14,749	111	3.05	$16,595	105	2.57
Savings deposits	1,381	3	0.85	1,476	2	0.65
Customer certificates of deposit	7,345	80	4.44	5,887	51	3.52
Institutional certificates of deposit	5,823	78	5.44	2,624	30	4.62
Foreign office time deposits	1,119	14	4.96	1,007	11	4.26

Total interest-bearing deposits	30,417	286	3.81	27,589	199	2.93
Short-term borrowings	1,655	22	5.32	3,753	42	4.52
Medium- and long-term debt	6,426	91	5.74	4,029	52	5.22

Total interest-bearing sources	38,498	399	4.20	35,371	293	3.36

Noninterest-bearing deposits (1)	12,162			13,609
Accrued expenses and other liabilities	1,327			1,225
Shareholders’ equity	5,101			5,072

Total liabilities and shareholders’ equity	$57,088			$55,277

Net interest income/rate spread (FTE)		$503	2.66		$480	2.76

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			1.16			1.04

Net interest margin (as a percentage of average earning assets) (FTE) (2)			3.82%			3.80%

(1) FSD balances included above:
Loans (primarily low-rate)	$1,569	$3	0.68%	$2,909	$3	0.43%
Interest-bearing deposits	1,248	12	3.91	2,286	21	3.74
Noninterest-bearing deposits	3,450			4,683
(2) Impact of FSD loans (primarily low-rate) on the following:
Commercial loans			(0.40)%			(0.72)%
Total loans			(0.22)			(0.40)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			(0.11)			(0.22)

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	March 31, 2007/March 31, 2006
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume*	(Decrease)

Loans	$83	$45	$128
Investment securities available-for-sale	2	(4)	(2)
Federal funds sold and securites purchased under agreements to repurchase	1	1	2
Other short-term investments	—	1	1

Total earning assets	86	43	129
Interest-bearing deposits	41	46	87
Short-term borrowings	8	(28)	(20)
Medium- and long-term debt	5	34	39

Total interest-bearing sources	54	52	106

Net interest income/rate spread (FTE)	$32	$(9)	$23

*	Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses
     The provision for loan losses was $23 million for the first quarter 2007, compared to a negative provision of $27 million for the same period in 2006. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed under the “Credit Risk” subheading in the section entitled “Risk Management” of this financial review. The $50 million increase in the provision for loan losses in the three-month period ended March 31, 2007, when compared to the same period in 2006, resulted primarily from loan growth, challenges in the automotive industry and the Michigan commercial real estate industry and a leveling off of credit quality improvement trends. These credit trends reflect economic conditions in the Corporation’s three largest geographic markets. While the economic conditions in the Corporation’s Michigan market deteriorated over the last year, the economic conditions in the Texas market have continued to improve somewhat faster than growth in the national economy, while California appears to be improving, but at a rate equal to the nation as a whole. The average Michigan Business Activity index compiled by the Corporation for the first two months of 2007 declined approximately two percent when compared to the same two months in 2006, and to the average for full-year 2006. Intense restructuring efforts in the Michigan-based automotive sector are creating a significant drag on the state economy. Forward-looking indicators suggest that economic conditions in the Corporation’s primary markets are likely to resemble recent trends for the remainder of 2007.
     The provision for credit losses on lending-related commitments was a negative provision of $2 million, compared to a provision of $13 million for the comparable period in 2006. The Corporation establishes this provision to maintain an adequate allowance to cover probable credit losses inherent in lending-related commitments. The $15 million decrease in the three months ended March 31, 2007, when compared to the same period in 2006, was primarily the result of a decrease in specific reserves related to unused commitments to extend credit to customers in the automotive industry, due to sales of these unfunded commitments and improvements in the associated market values.
     Management currently expects full-year 2007 average net credit-related charge-offs (including both net loan and lending-related commitment charge-offs) of about 20 basis points of full-year average loans, with a provision for credit losses modestly exceeding net charge-offs.
Noninterest Income
     Noninterest income was $203 million for the three months ended March 31, 2007, an increase of $8 million, or four percent, compared to $195 million for the same period in 2006. The increase in noninterest income in the first quarter 2007 was primarily due to a $6 million increase in fiduciary income and a first quarter 2006 impairment charge of $5 million on the Mexican bank charter held-for-sale which was included in “net gain (loss) on sales of businesses” on the consolidated statements of income. In addition, “other noninterest income” for the three months ended March 31, 2007 included nominal risk management hedge gains from interest rate and foreign exchange contracts, compared to $2 million of net losses for the same period in 2006. Offsetting these increases was a $7 million decline in net income (loss) from principal investing and warrants in the first quarter 2007, when compared to the same period in the prior year.
     Management currently expects low single-digit growth in noninterest income in full-year 2007, from a 2006 base of $820 million which excludes the Financial Services Division-related lawsuit settlement and the loss on sale of the Mexican bank charter in 2006.
Noninterest Expenses
     Noninterest expenses were $407 million for the three months ended March 31, 2007, a decrease of $22 million, or five percent, from $429 million for the comparable period in 2006. Total salaries and benefits expense increased $9 million, or four percent, in the three months ended March 31, 2007, compared to the same period in 2006, the components of which are shown in the table below. The $4 million increase in regular salaries was primarily the result of annual merit increases. Share-based compensation expense reflected $11 million and $9 million in the first quarter 2007 and 2006, respectively, from the annual award of restricted stock to retirement-eligible employees, granted in the first quarter each year, which must be expensed in the period granted. Net occupancy and equipment expense, on a combined basis, increased $7 million, or 14 percent, to $50 million in the three months ended March 31, 2007, compared to the same period in 2006. Net occupancy and equipment expense increased primarily due to the addition of nine new banking centers in the first quarter 2007, along with 25 new banking centers in full-year 2006. The provision for credit losses on lending-related commitments decreased $15 million in the first quarter 2007 from the comparable period in 2006, due to the reasons cited in the “Provision for Credit Losses” section above. Customer services expense, which represents compensation provided to customers and is one method to attract and retain title and escrow deposits in the Corporation’s Financial Services Division, was $14 million in the first quarter 2007, an increase of $1 million, compared to $13 million in the first quarter 2006. The amount of customer services expense varies from period to period as a result of changes in the level of noninterest-bearing deposits in the Corporation’s Financial Services Division, the level of the low-rate loans, and the earnings credit allowances provided on these deposits, as well as a competitive environment.
     The following table summarizes the various components of salaries and employee benefits expense.

	Three Months Ended
	March 31,
(in millions)	2007	2006

Salaries
Salaries — regular	$154	$150
Incentives	29	25
Share-based compensation	23	18

Total salaries	206	193
Employee benefits
Pension expense	7	12
Other employee benefits	39	38

Total employee benefits	46	50

Total salaries and employee benefits	$252	$243

     Beginning January 1, 2007, the Corporation prospectively classified interest expense on tax liabilities in the “provision for income taxes” on the consolidated statements of income. For further discussion of interest on tax liabilities, refer to Note 1 to the consolidated financial statements, and to the following section, entitled “Provision for Income Taxes and Tax-Related Interest.” In the first quarter 2006, $26 million of interest expense on tax liabilities was included in “other noninterest expenses” on the consolidated statements of income.
     Management currently expects flat noninterest expenses for the full-year 2007, compared to 2006 levels, with 2007 including costs associated with the previously announced headquarters move to Dallas, Texas (about $10 million in 2007, of the $15 to $20 million three-year total), with 2006 including tax-related interest of $38 million, and excluding the provision for credit losses on lending-related commitments from both years.
Provision for Income Taxes and Tax-related Interest
     The provision for income taxes for the first quarter 2007 was $86 million, compared to $65 million for the same period a year ago. The effective tax rate was 31 percent and 24 percent for the first quarter 2007 and 2006, respectively. In the first quarter 2006, the IRS completed the examination of the Corporation’s federal tax returns for the years 1996 through 2000. Tax reserves, which include the provision for income taxes and interest expense on tax liabilities (included in “other noninterest expenses” in 2006) were adjusted to reflect the resolution of those tax years, and to reflect an updated assessment of reserves on certain types of structured lease transactions and a series of loans to foreign borrowers. The effect of these adjustments decreased federal taxes ($16 million) and increased interest expense on tax liabilities ($23 million, $15 million after-tax) in the first quarter 2006.
     Management currently expects an effective tax rate for the full-year 2007 of about 32 percent.
Business Segments
     The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance Division. Note 13 to the consolidated financial statements presents financial results of these business segments for the three months ended March 31, 2007 and 2006. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 13 to these consolidated financial statements and Note 24 to the consolidated financial statements in the Corporation’s 2006 Annual Report.

     The following table presents net income (loss) by business segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2007		2006

Business Bank	$141	72%	$151	73%
Retail Bank	33	17	38	19
Wealth & Institutional Management	21	11	17	8

	195	100%	206	100%
Finance	1		(2)
Other*	(6)		(10)

Total	$190		$194

*	Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division
     The Business Bank’s net income of $141 million decreased $10 million, or seven percent, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Net interest income (FTE) was $329 million, an increase of $14 million from the comparable prior year period. The increase in net interest income (FTE) was primarily due to a $3.4 billion increase in average loan balances (excluding Financial Services Division) and the results of the operations of the Corporation’s Financial Services Division, partially offset by a decline in loan spreads. Average low-rate Financial Services Division loan balances declined $1.3 billion in the first quarter 2007 and average Financial Services Division noninterest-bearing deposits declined $1.2 billion. The provision for loan losses increased $43 million, from the comparable period in the prior year, primarily due to an increase in specific reserves and implementation of a retail trade (gasoline delivery) industry reserve, loan growth in the first quarter 2007, and credit improvements recognized in the first quarter 2006. Noninterest income of $61 million decreased $2 million from the comparable prior year period, primarily due to a negative $4 million warrant fair value adjustment in the first quarter 2007 and a $2 million decrease in investment banking fees, partially offset by a $5 million impairment charge on Mexican bank charter assets held-for-sale that was recognized in the first quarter 2006. Noninterest expenses of $170 million for the three months ended March 31, 2007 decreased $23 million from the same period in the prior year, primarily due to a $17 million decline in the provision of loan losses on lending-related commitments.
     The Retail Bank’s net income decreased $5 million, or 13 percent, to $33 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Net interest income (FTE) of $157 million increased $2 million from the comparable period in the prior year as the benefit of a $297 million increase in average deposit balances was partially offset by a decline in loan spreads. The provision for loan losses decreased $1 million. The Retail Bank included $2.2 billion of the Corporation’s average consumer loan portfolio of $4.1 billion of residential mortgage, home equity and other consumer loans in the first quarter 2007. These loans were originated as part of a full-service customer relationship. The Corporation does not have any sub-prime mortgage programs. Noninterest income of $52 million increased $2 million from the comparable prior year period. Noninterest expenses of $153 million for the three months ended March 31, 2007, increased $10 million from the same period in the prior year, primarily due to a $4 million increase in salaries and employee benefits expense and a $2 million increase in occupancy expenses related to the addition of new banking centers. The Corporation opened nine banking centers in the first quarter 2007 and is on target to open 30 total banking centers in 2007.
     Wealth & Institutional Management’s net income increased $4 million, or 25 percent, to $21 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Net interest income (FTE) of $36 million decreased $1 million from the comparable period in the prior year as decreases in loan spreads and average deposit balances were partially offset by an increase in average loan balances. The provision for loan losses decreased $1 million due to improved credit risk. Noninterest income of $71 million increased $7 million from the comparable period in the prior year, primarily due to a $4 million increase in fiduciary income and a $1 million gain from the sale of an insurance subsidiary in the first quarter 2007. Noninterest expenses of $76 million increased $1 million from the same period in the prior year.
     Net income for the Finance Division was $1 million for the three months ended March 31, 2007, compared to a net loss of $2 million for the three months ended March 31, 2006. Contributing to the increase in net income was a $7 million increase in net interest income (FTE), primarily due to rising rate environment in which income received from the lending-related business increased faster than the longer-term value attributed to deposits generated by the business units. Partially offsetting the increase in net interest income was a $1 million decrease in noninterest income.

     The net loss in the Other category was $6 million for the three months ended March 31, 2007, compared to a net loss of $10 million for the three months ended March 31, 2006. Discontinued operations, net of related taxes, had a net loss of $13 million for the three months ended March 31, 2006, primarily due to an $8 million, net of taxes, transition adjustment expense related to SFAS No. 123 (R) recorded in the first quarter 2006. Noninterest expenses decreased $10 million due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expenses are allocated to the business segments. Offsetting the decrease in noninterest expenses was a $9 million increase in the provision for loan losses due to the methodology used to assign reserves to business units.
Market Segments
     The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. Note 13 to the consolidated financial statements contains a description and presents financial results of these market segments for the three months ended March 31, 2007 and 2006.
     The following table presents net income (loss) by market segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2007		2006

Midwest	$90	45%	$99	48%
Western	66	34	66	32
Texas	22	11	23	11
Florida	3	2	4	2
Other Markets	5	3	4	2
International	9	5	10	5

	195	100%	206	100%
Finance & Other Businesses*	(5)		(12)

Total	$190		$194

*	Includes discontinued operations and items not directly associated with the market segments
     The Midwest market’s net income decreased $9 million, or 10 percent, to $90 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Net interest income (FTE) of $244 million increased $1 million from the comparable period in the prior year as increases in average loan balances and deposit spreads were offset by decreases in loan spreads and average deposit balances. The provision for loan losses increased $30 million, primarily due to an increase in specific reserves and implementation of a retail trade (gasoline delivery) industry reserve in the first quarter 2007 compared to the first quarter 2006. Noninterest income of $116 million decreased $1 million from the comparable period in the prior year. Noninterest expenses of $206 million decreased $17 million from the same period in the prior year, primarily due to a $16 million decline in the provision for loan losses on lending-related commitments. The Corporation opened two new banking centers in Michigan in the three months ended March 31, 2007.
     The Western market’s net income was $66 million for the three months ended March 31, 2007 and 2006. Net interest income (FTE) of $176 million increased $8 million from the comparable prior year period. The increase in net interest income (FTE) was primarily due to a $1.9 billion increase in average loan balances (excluding Financial Services Division) and the results of the operations of the Corporation’s Financial Services Division, partially offset by a decline in loan spreads. Average low-rate Financial Services Division loan balances declined $1.3 billion in the first quarter 2007 and average Financial Services Division noninterest-bearing deposits declined $1.3 billion. The provision for loan losses increased $3 million, primarily due to an increase in average loan balances, partially offset by a decrease in certain projected loss rates. Noninterest income of $28 million for the three months ended March 31, 2007 was unchanged from the same period in the prior year as a negative $4 million warrant fair value adjustment in the first quarter 2007 was offset by nominal increases in other noninterest income categories. Noninterest expenses of $110 million increased $1 million as increases in salaries and employee benefits expense and net occupancy expense related to the addition of new banking centers were offset by decreases in various other expense categories. The Corporation opened three new banking centers in the Western market in the three months ended March 31, 2007.
     The Texas market’s net income decreased $1 million, or four percent, to $22 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Net interest income (FTE) of $67 million increased $6 million from the comparable period in the prior year. The increase in net interest income (FTE) was primarily due to an increase in average loan and deposit balances, partially offset by a decrease in loan spreads. The provision for loan losses increased $3 million, primarily due to an increase in average loan balances, partially offset by a decrease in certain projected loss rates. Noninterest income of $19 million decreased $1 million from the same period in the prior year. Noninterest expenses of $54 million increased $4 million from the comparable period in the prior year, primarily due to a $2 million increase in salaries and employee benefits expense and a $1 million increase in net occupancy expense related to the addition of new banking centers. The Corporation opened four new banking centers in the Texas market in the three months ended March 31, 2007.
     The Florida market’s net income decreased $1 million, or eight percent, to $3 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Net interest income (FTE) of $11 million increased $1 million from the comparable period in the prior year, primarily due to an increase in average loan balances. The provision for loan losses increased $1 million. Noninterest income of $4 million was unchanged from the same period in the prior year. Noninterest expenses of $9 million increased $1 million from the comparable period in the prior year, primarily due to an increase in salaries and employee benefits expense.
     The Other Markets’ net income increased $1 million to $5 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Net interest income (FTE) of $7 million decreased $1 million from the comparable period in the prior year, primarily due to a decrease in loan spreads, partially offset by an increase in average loan balances. The provision for loan losses decreased $2 million, primarily due to a decrease in certain projected loss rates. Noninterest income of $9 million increased $2 million from the comparable period in the prior year, primarily due to an increase in fiduciary income. Noninterest expenses of $9 million increased $1 million from the comparable period in the prior year, primarily due to an increase in salaries and employee benefits expense.
     The International market’s net income decreased $1 million, to $9 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Net interest income (FTE) of $17 million was unchanged from the comparable period in the prior year. The provision for loan losses increased $6 million, primarily due to loan growth and credit improvements recognized in the first quarter 2006. Noninterest income of $8 million increased $5 million from the comparable period in the prior year, primarily due to a $5 million impairment charge on Mexican bank charter assets held-for-sale that was recognized in the first quarter 2006. Noninterest expenses of $11 million decreased $2 million from the comparable period in the prior year, due to nominal declines in various expense categories.
     The net loss for the Finance & Other Business segment was $5 million for the three months ended March 31, 2007, compared to a net loss of $12 million for the three months ended March 31, 2006. Discontinued operations, net of related taxes, had a net loss of $13 million for the three months ended March 31, 2006, primarily due to an $8 million, net of taxes, transition adjustment expense related to SFAS No. 123 (R) recorded in the first quarter 2006. Net interest income (FTE) increased $8 million, primarily due to the rising rate environment in which income received from the lending-related business increased faster than the longer-term value attributed to deposits generated by the business units. Noninterest expenses decreased $10 million due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expenses are allocated to the business segments. Offsetting the decrease in noninterest expenses was a $9 million increase in the provision for loan losses due to the methodology used to assign reserves to business units.
     The following table lists the number of the Corporation’s banking centers by market segment at March 31:

	2007	2006

Midwest	242	240
Western	78	62
Texas	72	61
Florida	9	7
International	1	4

Total	402	374

Financial Condition
     Total assets were $57.5 billion at March 31, 2007, compared to $58.0 billion at year-end 2006 and $56.4 billion at March 31, 2006. Total period-end loans increased $558 million, or one percent, to $48.0 billion from December 31, 2006 to March 31, 2007. On an average basis, total loans increased $328 million, or less than one percent ($668 million, or one percent, excluding Financial Services Division loans), to $48.9 billion in the first quarter 2007, compared to $48.6 billion in the fourth quarter 2006. Within average loans, several business lines showed growth, including the National Dealer Services (five percent), Global Corporate Banking (four percent), Private Banking (three percent), Small Business (two percent), and Middle Market (one percent) loan portfolios, from the fourth quarter 2006 to the first quarter 2007. Excluding Financial Services Division loans, average loans grew in the International Market (five percent), Western Market (four percent), Texas Market (one percent), Florida Market (one percent), and Other Markets (one percent) from the fourth quarter 2006 to the first quarter 2007. Period-end federal funds sold and securities purchased under agreements to resell decreased $1.2 billion from December 31, 2006 to March 31, 2007, as funding sources were lower at March 31, 2007.
     Management currently expects average loan growth for full-year 2007, compared to 2006, to be in the mid to high single-digit range, excluding Financial Services Division loans, with flat growth in the Midwest market and low double-digit growth in the Western and Texas markets.
     Shared National Credit Program (SNC) loans represented approximately 18 percent and 19 percent of total loans at March 31, 2007 and December 31, 2006, respectively. SNC loans are facilities greater than $20 million shared by three or more federally supervised financial institutions, which are reviewed by regulatory authorities at the agent bank level. SNC loans comprised less than one percent of total nonaccrual loans at March 31, 2007 and December 31, 2006.
     Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $14.1 billion at March 31, 2007, of which $5.0 billion, or 36 percent, were to borrowers in the Commercial Real Estate lines of business. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate line of business by project type and location of property:

(dollar amounts in millions)
March 31, 2007	Location of Property
					Other
Project Type:	Western	Michigan	Texas	Florida	Markets	Total	% of Total

Real estate construction loans:

Commercial Real Estate business line:
Single Family	$957	$138	$203	$230	$131	$1,659	44%
Land Development	463	151	189	42	42	887	23
Retail	131	57	89	34	56	367	10
Multi-family	115	20	65	21	44	265	7
Office	160	15	34	1	3	213	6
Land Carry	100	—	—	—	—	100	3
Commercial	68	12	6	5	7	98	3
Other	30	29	1	16	62	138	4

Total	$2,024	$422	$587	$349	$345	$3,727	100%

Commercial mortgage loans:

Commercial Real Estate business line:
Land Carry	$184	$195	$81	$81	$9	$550	44%
Office	62	53	38	—	—	153	12
Retail	40	48	21	5	39	153	12
Multi-family	8	73	52	12	14	159	12
Commercial	48	46	10	—	3	107	8
Other	9	29	48	16	50	152	12

Total	$351	$444	$250	$114	$115	$1,274	100%

     Total liabilities decreased $441 million, or less than one percent, from $52.8 billion at December 31, 2006, to $52.4 billion at March 31, 2007. Total deposits decreased $1.2 billion, or three percent, to $43.7 billion at March 31, 2007, from $44.9 billion at December 31, 2006, as a result of a $670 million decrease in foreign office time deposits, a $435 million decrease in money market and NOW deposits, and a $317 million decrease in noninterest-bearing deposits. Deposits in the Financial Services Division, some of which are not expected to be long-lived, decreased to $5.9 billion at March 31, 2007, from $6.5 billion at December 31, 2006. Average Financial Services Division deposits decreased $593 million, to $4.7 billion in the first quarter 2007, from $5.3 billion in the fourth quarter 2006, in part due to the continued slowing of the real estate activity in the Western market, as well as seasonal factors. Average Financial Services Division noninterest-bearing deposits decreased $503 million, to $3.5 billion in the first quarter 2007, from $4.0 billion in the fourth quarter 2006.
     Management expects the following for full-year 2007, based upon current trends:
•	Financial Services Division noninterest-bearing deposits will remain at first quarter 2007 level of $3.5 billion; and
•	Average Financial Services Division loans will fluctuate with the level of noninterest-bearing deposits.
Capital
     Shareholders’ equity was $5.1 billion at March 31, 2007 and $5.2 billion at December 31, 2006. The following table presents a summary of changes in shareholders’ equity in the three month period ended March 31, 2007:

(in millions)

Balance at December 31, 2006		$5,153
FIN 48 transition adjustment, net of tax		3
FSP13-2 transition adjustment, net of tax		(46)

Balance at January 1, 2007		5,110
Retention of retained earnings (net income less cash dividends declared)		89
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$20
Cash flow hedges	16
Defined benefit and other postretirement plans adjustment	4

Total change in accumulated other comprehensive income (loss)		40
Repurchase of approximately 3.5 million shares of common stock		(208)
Net issuance of common stock under employee stock plans		66
Recognition of share-based compensation expense		23
Balance at March 31, 2007		$5,120

     At March 31, 2007, only the November 14, 2006 authorization of the Board of Directors of the Corporation to purchase up to 10 million shares of Comerica Incorporated outstanding common stock remained unfilled. Substantially all shares purchased as part of the Corporation’s publicly announced repurchase program were transacted in the open market and were within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. There is no expiration date for the Corporation’s share repurchase program.

     The following table summarizes the Corporation’s share repurchase activity for the three months ended March 31, 2007.

			Total Number of Shares
	Total Number		Purchased as Part of Publicly	Remaining Share
	of Shares	Average Price	Announced Repurchase Plans	Repurchase
(shares in thousands)	Purchased (1)	Paid Per Share	or Programs	Authorization (2)

January 2007	369	$58.90	365	12,189
February 2007	1,614	61.50	1,571	10,618
March 2007	1,508	59.33	1,505	9,113

Total first quarter 2007	3,491	$60.29	3,441	9,113

(1)	Includes shares purchased as part of publicly announced repurchase plans or programs, shares purchased pursuant to deferred compensation plans held in a rabbi trust (grantor trust set up to fund compensation for a select group of management) and shares purchased from employees under the terms of an employee share-based compensation plan.

(2)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs.
     The Corporation’s capital ratios exceed minimum regulatory requirements as follows:

	March 31,	December 31,
	2007	2006

Tier 1 common capital ratio*	7.47%	7.54%
Tier 1 risk-based capital ratio (4.00% — minimum)*	8.17	8.02
Total risk-based capital ratio (8.00% — minimum)*	12.21	11.63
Leverage ratio (3.00% — minimum)*	9.98	9.76

*	March 31, 2007 ratios are estimated
     At March 31, 2007, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (tier 1 risk-based capital, total risk-based capital and leverage ratios greater than six percent, 10 percent and five percent, respectively). Based on an interim decision issued by the banking regulators, the after-tax charge to shareholders’ equity associated with the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R),” was excluded from the calculation of regulatory capital ratios. Therefore, for purposes of calculating regulatory capital ratios, shareholders’ equity was increased by $215 million and $211 million on December 31, 2006 and March 31, 2007, respectively.
     The Corporation expects to continue active capital management in 2007 within targeted capital ratios: Tier 1 common from 6.50 percent to 7.50 percent and Tier 1 risk-based from 7.25 percent to 8.25 percent.

Risk Management
     The following updated information should be read in conjunction with the “Risk Management” section on pages 44-59 of the Corporation’s 2006 Annual Report.
Credit Risk
Allowance for Credit Losses and Nonperforming Assets
     The allowance for credit losses is the combined allowance for loan losses and allowance for credit losses on lending-related commitments. The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The Corporation performs a detailed quarterly credit quality review on both large business and certain large personal purpose consumer and residential mortgage loans that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying projected loss ratios, based on numerous factors identified below, to the loans within each risk rating. In addition, a portion of the allowance is allocated to these remaining loans based on industry specific risks inherent in certain portfolios, including portfolio exposures to automotive, contractor, technology-related, entertainment, air transportation and retail trade (gasoline delivery) industries, real estate, and Small Business Administration loans. The portion of the allowance allocated to all other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends and past due and nonaccrual trends. These loss ratios are supported by underlying analysis, including information on migration and loss given default studies from each of the three largest geographic markets (Midwest, Western and Texas), as well as mapping to bond tables.
     Actual loss ratios experienced in the future may vary from those projected. The uncertainty occurs because factors may exist which affect the determination of probable losses inherent in the loan portfolio and are not necessarily captured by the application of projected loss ratios or identified industry specific risks. A portion of the allowance is maintained to capture these probable losses and reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses. Factors that were considered in the evaluation of the adequacy of the Corporation’s allowance include the inherent imprecision in the risk rating system and the risk associated with new customer relationships. The allowance associated with the margin for inherent imprecision covers probable loan losses as a result of an inaccuracy in assigning risk ratings or stale ratings which may not have been updated for recent negative trends in particular credits. The allowance due to new business migration risk is based on an evaluation of the risk of rating downgrades associated with loans that do not have a full year of payment history.
     The total allowance for loan losses is available to absorb losses from any segment within the portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance. Inclusion of other industry specific portfolio exposures in the allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in the need for additional provision for loan losses in order to maintain an allowance that complies with credit risk and accounting policies. At March 31, 2007, the total allowance for loan losses was $500 million, an increase of $7 million from $493 million at December 31, 2006. The increase resulted primarily from an increase in specific and industry reserves for customers in the retail trade (gasoline delivery) industry, partially offset by the reduction of the projected loss rates for the Corporation’s Texas and Western Markets due to continued strong metrics. The allowance for loan losses as a percentage of total period-end loans was 1.04 percent at both March 31, 2007 and December 31, 2006.
     The Corporation also maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheets. Lending-related commitments for which it is probable that the commitment will be drawn (or sold) are reserved with the same projected loss rates as loans, or with specific reserves. In general, the probability of draw is considered certain once the credit becomes a watch list credit (generally consistent with regulatory defined special mention, substandard and doubtful credits). Non-watch list credits have a lower probability of draw, to which standard loan loss rates are applied. The allowance for credit losses on lending-related commitments was $21 million at March 31, 2007, a decrease of $5 million from $26 million at December 31, 2006, resulting primarily from a decrease in specific reserves related to unused commitments to extend credit to customers in the automotive industry due to sales of these unfunded commitments and improvements in the associated market values. Unfunded lending-related commitments of $60 million and $52 million were sold in the three months ended March 31, 2007 and 2006, respectively.
     Nonperforming assets at March 31, 2007 were $233 million, compared to $232 million at December 31, 2006, an increase of $1 million, or less than one percent. The allowance for loan losses as a percentage of nonperforming assets increased to 214 percent at March 31, 2007, from 213 percent at December 31, 2006. Although nonperforming assets increased, they remain low by historical standards.
     Nonperforming assets at March 31, 2007 and December 31, 2006 were categorized as follows:

	March 31,	December 31,
(in millions)	2007	2006

Nonaccrual loans:
Commercial	$73	$97
Real estate construction:
Commercial Real Estate business line	21	18
Other	4	2

Total real estate construction	25	20
Commercial mortgage:
Commercial Real Estate business line	17	18
Other	84	54

Total commercial mortgage	101	72
Residential mortgage	1	1
Consumer	4	4
Lease financing	4	8
International	10	12

Total nonaccrual loans	218	214
Reduced-rate loans	—	—

Total nonperforming loans	218	214
Foreclosed assets	15	18

Total nonperforming assets	$233	$232

Loans past due 90 days or more and still accruing	$15	$14

     The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2007	December 31, 2006

Nonaccrual loans at beginning of period	$214	$174
Loans transferred to nonaccrual (1)	69	66
Nonaccrual business loan gross charge-offs (2)	(31)	(16)
Loans transferred to accrual status (1)	—	—
Nonaccrual business loans sold (3)	(4)	—
Payments/Other (4)	(30)	(10)

Nonaccrual loans at end of period	$218	$214

(1) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(2) Analysis of gross loan charge-offs:
Nonaccrual business loans	$31	$16
Performing watch list loans	—	2
Consumer and residential mortgage loans	3	13

Total gross loan charge-offs	$34	$31

(3) Analysis of loans sold:
Nonaccrual business loans	$4	$—
Performing watch list loans	—	25

Total loans sold	$4	$25

(4) Net change related to nonaccrual loans with balances less than $2 million, other than business loan gross charge-offs and nonaccrual loans sold, are included in Payments/Other.

     Loans with balances greater than $2 million transferred to nonaccrual status were $69 million in the first quarter 2007, an increase of $3 million from $66 million in the fourth quarter 2006. The largest transfer to nonaccrual in the first quarter 2007 was a single Michigan lending relationship classified in the retail trade industry (gasoline delivery) which resulted in $48 million of transfers to nonaccrual and $10 million of net loan charge-offs ($8 million commercial mortgage and $2 million commercial), with $38 million remaining in nonaccrual loans at March 31, 2007 ($30 million commercial mortgage and $8 million commercial). The commercial mortgage balance was from loans secured by owner-occupied real estate.
     The following table presents a summary of total internally classified watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans). Total watch list loans remained relatively stable in dollars and as a percentage of the total loan portfolio across all major business and geographic market segments from December 31, 2006 to March 31, 2007.

(dollar amounts in millions)	March 31, 2007	December 31, 2006

Total watch list loans	$2,542	$2,411
As a percentage of total loans	5.3%	5.1%

     The following table presents a summary of nonaccrual loans at March 31, 2007 and loan relationships transferred to nonaccrual and net loan charge-offs during the three months ended March 31, 2007, based primarily on the Standard Industrial Classification (SIC) industry categories.

			Three Months Ended
(dollar amounts in millions)	March 31, 2007		March 31, 2007
			Loans Transferred to		Net Loan Charge-Offs
Industry Category	Nonaccrual Loans		Nonaccrual *		(Recoveries)

Retail trade	$66	31%	$54	78%	$14	88%
Real estate	44	20	3	4	5	29
Automotive	39	18	—	—	4	23
Services	26	12	12	18	2	15
Wholesale trade	12	5	—	—	(1)	(7)
Manufacturing	10	5	—	—	—	—
Contractors	5	2	—	—	(1)	(3)
Entertainment	5	2	—	—	(6)	(36)
Airline transportation	—	—	—	—	(4)	(28)
Other **	11	5	—	—	3	19

Total	$218	100%	$69	100%	$16	100%

*	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

**	Consumer nonaccrual loans and net charge-offs are included in the “Other” category.
     Net loan charge-offs for the first quarter 2007 were $16 million, or 0.13 percent of average total loans, compared to $22 million, or 0.18 percent, for the fourth quarter 2006. Total net credit-related charge-offs for the first quarter 2007 were $19 million, or 0.16 percent of average total loans, compared to $23 million, or 0.19 percent, for the fourth quarter 2006. The carrying value of nonaccrual loans as a percentage of contractual value was 73 percent at March 31, 2007, compared to 71 percent at December 31, 2006 and 53 percent at March 31, 2006. The increase in carrying value of nonaccrual loans as a percentage of the contractual value from a year ago reflects a stronger focus in recent years on exiting under-collateralized loan relationships prior to the loan reaching nonaccrual status, either through secondary debt market sales or aggressively encouraging those borrowers to find other sources of financing.
     For further discussion of credit risk, see pages 44-52 in the Corporation’s 2006 Annual Report.

Market Risk
Interest Rate Risk
     Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation actively manages its exposure to interest rate risk. The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, using simulation modeling analysis as its principal risk management evaluation technique. The results of these analyses provide the information needed to assess the balance sheet structure. Changes in economic activity, different from those management included in its simulation analyses, whether domestically or internationally, could translate into a materially different interest rate environment than currently expected. Management evaluates “base” net interest income under what is believed to be the most likely balance sheet structure and interest rate environment. The most likely interest rate environment is derived from management’s forecast for the next 12 months. This “base” net interest income is then evaluated against non-parallel interest rate scenarios that increase and decrease 200 basis points (but not lower than zero percent) from the most likely rate environment. Since movement is from the most likely rate environment, actual movement from the current rates may be more or less than 200 basis points. For this analysis, the rise or decline in interest rates occurs in a linear fashion over four months. In addition, adjustments to asset prepayment levels, yield curves and overall balance sheet mix and growth assumptions are made to be consistent with each interest rate environment. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Derivative instruments entered into for risk management purposes are included in these analyses.
     The table below as of March 31, 2007 and December 31, 2006 displays the estimated impact on net interest income during the next 12 months as it relates to the most likely scenario results from the 200 basis point non-parallel shock as described above.

	March 31, 2007		December 31, 2006
(in millions)	Amount	%	Amount	%

Change in Interest Rates:
+200 basis points	$66	3%	$55	3%
-200 basis points	(74)	(4)	(72)	(4)

     Corporate policy limits adverse change to no more than five percent of management’s most likely net interest income forecast and the Corporation is operating within this policy guideline.
     In addition to the analysis described above, which assumes the rise or decline in interest rates occurs in a linear fashion over four months, the Corporation also considers alternative scenarios, including an analysis reflecting a common industry practice of assuming the rise or decline in interest rates occurs in a linear fashion over 12 months. This 12-month linear scenario approach for +200 and -200 basis point non-parallel shocks resulted in an estimated impact on net interest income during the next 12 months of 1 percent and (2) percent, respectively, at March 31, 2007.
     The Corporation also performs an economic value of equity analysis for a longer term view of the interest rate risk position. The economic value of equity analysis begins with an estimate of the mark-to-market valuation of the Corporation’s balance sheet and then applies the estimated market value impact of rate movements upon the assets and liabilities. The economic value of equity is then calculated as the residual necessary to re-balance the resulting assets and liabilities. The market value change in the economic value of equity is then compared to the corporate policy guideline limiting such adverse change to 10 percent of the base economic value of equity as a result of a parallel 200 basis point increase or decrease in interest rates. The Corporation is operating within this policy parameter. As with net interest income shocks, a variety of alternative scenarios are performed to measure the impact on economic value of equity, including, but not limited to, changes in balance sheet structure and yield curve twists.
     The table below as of March 31, 2007 and December 31, 2006 displays the estimated impact on the economic value of equity during the next 12 months from the 200 basis point parallel increase or decrease in interest rates as described above. The change in the economic value of equity from December 31, 2006 to March 31, 2007 was primarily driven by the issuance of $515 million of 6.576% subordinated notes due 2037, which accounted for three percentage points of the five percentage point decline under the 200 basis point parallel decrease in interest rates scenario in the table below. The subordinated notes due 2037 relate to trust preferred securities issued by an unconsolidated subsidiary in the first quarter 2007.

	March 31, 2007		December 31, 2006
(in millions)	Amount	%	Amount	%

Change in Interest Rates:
+200 basis points	$454	5%	$155	2%
-200 basis points	(748)	(9)	(351)	(4)

Other Market Risks
     At March 31, 2007, the Corporation had an $85 million portfolio of indirect (through funds) private equity and venture capital investments, and had commitments of $42 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable, and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value. Approximately $13 million of the underlying equity and debt (primarily equity) in these funds are to companies in the automotive industry. The automotive-related positions do not represent a majority of any one fund’s investments, and therefore, the exposure related to these positions is mitigated by the performance of other investment interests within the fund’s portfolio of companies.
     The Corporation holds a portfolio of approximately 790 warrants for generally non-marketable equity securities. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. As discussed in Note 1 to the consolidated financial statements in the Corporation’s 2006 Annual Report, warrants that have a net exercise provision embedded in the warrant agreement are required to be accounted for as derivatives and recorded at fair value. The value of all warrants that are carried at fair value ($22 million at March 31, 2007) is at risk to changes in equity markets, general economic conditions and other factors. The majority of new warrants obtained as part of the loan origination process no longer contain an embedded net exercise provision.
     Certain components of the Corporation’s noninterest income, primarily fiduciary income, are at risk to fluctuations in the market values of underlying assets, particularly equity securities. Other components of noninterest income, primarily brokerage fees, are at risk to changes in the level of market activity.
     For further discussion of market risk, see Note 10 to these consolidated financial statements and pages 52-59 in the Corporation’s 2006 Annual Report.
Critical Accounting Policies
     The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation’s 2006 Annual Report, as updated in Note 1 to the unaudited consolidated financial statements in this report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for allowance for credit losses, pension plan accounting, income taxes and valuation methodologies. These policies are reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages 60-64 of the Corporation’s 2006 Annual Report. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2006 Annual Report, aside from certain refinements to estimates and assumptions related to the January 1, 2007 adoption of FIN 48 and FSP 13-2 as described in Note 6 to these consolidated financial statements.

Other Matters
     On March 6, 2007, the Corporation announced plans to relocate its corporate headquarters to Dallas, Texas. The relocation is expected to occur by the end of the third quarter of 2007. Costs associated with the headquarters move are expected to be about $15 to $20 million over three years, with approximately $10 million expected to be incurred in 2007. In addition, Comerica Bank, a subsidiary of the Corporation, has applied to convert its banking charter from a state charter to a national charter.
Supplemental Information
     Beginning in the first quarter 2007, the Corporation assigned to the segments the portion of the allowance for loan losses maintained to capture probable losses due to the inherent imprecision in the risk rating system and new business migration risk. This portion of the allowance was previously included in the Other category. In addition, the Corporation changed its method of allocating corporate overhead. Corporate overhead is assigned 50 percent based on the ratio of the segment’s noninterest expenses to total noninterest expenses incurred by all segments and 50 percent based on the ratio of the segment’s attributed equity to total attributed equity of all segments. Formerly, corporate overhead was allocated 100 percent based on noninterest expenses. Prior periods have been restated to reflect these changes. For informational purposes, business and market segment summary net income and financial results for the years ended December 31, 2006 and 2005 have been updated to reflect these changes and are presented in the following tables.
Business Segment Net Income Summary

	Year Ended December 31,
(dollar amounts in millions)	2006		2005

Business Bank	$589	74%	$658	74%
Retail Bank	144	18	174	19
Wealth & Institutional Management	61	8	63	7

	794	100%	895	100%
Finance	(18)		(71)
Other*	117		37

Total	$893		$861

*	Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division
Market Segment Net Income Summary

	Year Ended December 31,
(dollar amounts in millions)	2006		2005

Midwest	$375	48%	$401	45%
Western	273	34	338	38
Texas	82	10	89	10
Florida	14	2	15	2
Other Markets	16	2	12	1
International	34	4	40	4

	794	100%	895	100%
Finance & Other Businesses*	99		(34)

Total	$893		$861

*	Includes discontinued operations and items not directly associated with the market segments

Business Segment Financial Results

			Wealth &
(dollar amounts in millions)	Business	Retail	Institutional
Year Ended December 31, 2006	Bank	Bank	Management	Finance	Other	Total

Earnings summary:
Net interest income (expense) (FTE)	$1,315	$637	$147	$(100)	$(13)	$1,986
Provision for loan losses	14	23	1	—	(1)	37
Noninterest income	305	210	259	64	17	855
Noninterest expenses	741	608	313	14	(2)	1,674
Provision (benefit) for income taxes (FTE)	276	72	31	(32)	1	348
Income from discontinued operations, net of tax	—	—	—	—	111	111

Net income (loss)	$589	$144	$61	$(18)	$117	$893

Net credit-related charge-offs	$37	$35	$—	$—	$—	$72

Selected average balances:
Assets	$39,263	$6,786	$3,677	$5,271	$1,582	$56,579
Loans	38,081	6,084	3,534	18	33	47,750
Deposits	17,775	16,807	2,394	5,186	(88)	42,074
Liabilities	18,677	16,810	2,392	13,198	326	51,403
Attributed equity	2,639	831	299	499	908	5,176

Statistical data:
Return on average assets (1)	1.50%	0.81%	1.67%	N/M	N/M	1.58%
Return on average attributed equity	22.30	17.30	20.49	N/M	N/M	17.24
Net interest margin (2)	3.45	3.79	4.15	N/M	N/M	3.79
Efficiency ratio	45.78	71.75	77.10	N/M	N/M	58.92

			Wealth &
	Business	Retail	Institutional
Year Ended December 31, 2005	Bank	Bank	Management	Finance	Other	Total

Earnings summary:
Net interest income (expense) (FTE)	$1,395	$612	$147	$(183)	$(11)	$1,960
Provision for loan losses	(42)	4	(3)	—	(6)	(47)
Noninterest income	284	208	253	63	11	819
Noninterest expenses	728	546	304	10	25	1,613
Provision (benefit) for income taxes (FTE)	335	96	36	(59)	(11)	397
Income from discontinued operations, net of tax	—	—	—	—	45	45

Net income (loss)	$658	$174	$63	$(71)	$37	$861

Net credit-related charge-offs	$86	$25	$6	$—	$(1)	$116

Selected average balances:
Assets	$35,708	$6,554	$3,487	$5,218	$1,539	$52,506
Loans	34,561	5,882	3,338	(15)	50	43,816
Deposits	20,424	16,841	2,458	896	21	40,640
Liabilities	21,160	16,832	2,453	6,510	454	47,409
Attributed equity	2,528	805	300	510	954	5,097

Statistical data:
Return on average assets (1)	1.84%	0.99%	1.81%	N/M	N/M	1.64%
Return on average attributed equity	26.02	21.64	21.07	N/M	N/M	16.90
Net interest margin (2)	4.02	3.63	4.39	N/M	N/M	4.06
Efficiency ratio	43.37	66.54	76.13	N/M	N/M	58.01

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE	Fully Taxable Equivalent

N/M	Not Meaningful

Market Segment Financial Results

							Finance
(dollar amounts in millions)					Other		& Other
Year Ended December 31, 2006	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total

Earnings summary:
Net interest income (expense) (FTE)	$995	$701	$261	$43	$32	$67	$(113)	$1,986
Provision for loan losses	83	(32)	(2)	3	1	(15)	(1)	37
Noninterest income	476	160	76	14	28	20	81	855
Noninterest expenses	877	450	216	34	34	51	12	1,674
Provision (benefit) for income taxes (FTE)	136	170	41	6	9	17	(31)	348
Income from discontinued operations, net of tax	—	—	—	—	—	—	111	111

Net income (loss)	$375	$273	$82	$14	$16	$34	$99	$893

Net credit-related charge-offs	$62	$1	$7	$2	$(1)	$1	$—	$72

Selected average balances:
Assets	$22,706	$16,445	$6,175	$1,528	$671	$2,201	$6,853	$56,579
Loans	21,673	15,882	5,911	1,508	662	2,063	51	47,750
Deposits	16,785	14,592	3,699	306	529	1,065	5,098	42,074
Liabilities	17,584	14,658	3,709	308	528	1,092	13,524	51,403
Attributed equity	1,846	1,102	529	80	55	157	1,407	5,176

Statistical data:
Return on average assets (1)	1.65%	1.66%	1.33%	0.88%	2.41%	1.52%	N/M	1.58%
Return on average attributed equity	20.31	24.79	15.57	16.81	29.19	21.37	N/M	17.24
Net interest margin (2)	4.58	4.41	4.39	2.84	4.85	3.17	N/M	3.79
Efficiency ratio	59.67	52.29	64.14	60.34	56.43	57.70	N/M	58.92

							Finance
					Other		& Other
Year Ended December 31, 2005	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total

Earnings summary:
Net interest income (expense) (FTE)	$988	$784	$242	$39	$24	$77	$(194)	$1,960
Provision for loan losses	46	(68)	(8)	1	2	(14)	(6)	(47)
Noninterest income	473	122	75	13	27	35	74	819
Noninterest expenses	838	434	189	28	31	58	35	1,613
Provision (benefit) for income taxes (FTE)	176	202	47	8	6	28	(70)	397
Income from discontinued operations, net of tax	—	—	—	—	—	—	45	45

Net income (loss)	$401	$338	$89	$15	$12	$40	$(34)	$861

Net credit-related charge-offs	$84	$14	$6	$7	$—	$6	$(1)	$116

Selected average balances:
Assets	$21,932	$14,219	$5,176	$1,301	$397	$2,724	$6,757	$52,506
Loans	20,999	13,638	4,998	1,288	393	2,465	35	43,816
Deposits	17,243	16,852	3,655	299	534	1,140	917	40,640
Liabilities	17,951	16,865	3,651	297	534	1,147	6,964	47,409
Attributed equity	1,811	1,046	471	66	41	198	1,464	5,097

Statistical data:
Return on average assets (1)	1.83%	1.89%	1.72%	1.15%	2.06%	1.46%	N/M	1.64%
Return on average attributed equity	22.19	32.30	18.87	22.72	28.94	20.11	N/M	16.90
Net interest margin (2)	4.69	4.65	4.82	3.06	4.58	2.92	N/M	4.06
Efficiency ratio	57.34	47.92	59.76	54.77	59.95	51.63	N/M	58.01

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE	Fully Taxable Equivalent

N/M	Not Meaningful

ITEM 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. Management has evaluated, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b)	Changes in Internal Controls. During the period to which this report relates, there have not been any changes in the Corporation’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     For information regarding the Corporation’s legal proceedings, see “Part 1. Item I. Note 12 – Contingent Liabilities,” which is incorporated herein by reference.
ITEM 1A. Risk Factors
     There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2006 in response to Item 1A. to Part I of such Form 10-K. Such risk factors are incorporated herein by reference.
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

COMERICA INCORPORATED (Registrant)
/s/ Elizabeth S. Acton
Elizabeth S. Acton
Executive Vice President and Chief Financial Officer

/s/ Marvin J. Elenbaas
Marvin J. Elenbaas
Date: May 2, 2007	Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)