Form 10-Q
period 2007-06-30
COMERICA INC /NEW/
filed 2007-08-01
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
(313) 222-2840
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
          $5 par value common stock:
               Outstanding as of July 13, 2007: 153,019,255 shares

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

	June 30,	December 31,	June 30,
(in millions, except share data)	2007	2006	2006
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$1,372	$1,434	$1,664
Federal funds sold and securities purchased under agreements to resell	1,217	2,632	2,105
Other short-term investments	251	327	276
Investment securities available-for-sale	4,368	3,662	3,980

Commercial loans	27,146	26,265	25,928
Real estate construction loans	4,513	4,203	3,958
Commercial mortgage loans	9,728	9,659	9,363
Residential mortgage loans	1,839	1,677	1,568
Consumer loans	2,321	2,423	2,493
Lease financing	1,314	1,353	1,325
International loans	1,904	1,851	1,764

Total loans	48,765	47,431	46,399
Less allowance for loan losses	(507)	(493)	(481)

Net loans	48,258	46,938	45,918

Premises and equipment	616	568	522
Customers’ liability on acceptances outstanding	40	56	74
Accrued income and other assets	2,448	2,384	2,541

Total assets	$58,570	$58,001	$57,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$12,763	$13,901	$15,199

Money market and NOW deposits	15,212	15,250	15,342
Savings deposits	1,397	1,365	1,470
Customer certificates of deposit	7,567	7,223	6,322
Institutional certificates of deposit	5,479	5,783	4,629
Foreign office time deposits	789	1,405	1,164

Total interest-bearing deposits	30,444	31,026	28,927

Total deposits	43,207	44,927	44,126

Short-term borrowings	297	635	442
Acceptances outstanding	40	56	74
Accrued expenses and other liabilities	1,260	1,281	1,162
Medium- and long-term debt	8,748	5,949	6,087

Total liabilities	53,552	52,848	51,891

Common stock — $5 par value:
Authorized - 325,000,000 shares Issued - 178,735,252 shares at 6/30/07, 12/31/06 and 6/30/06	894	894	894
Capital surplus	539	520	494
Accumulated other comprehensive loss	(308)	(324)	(226)
Retained earnings	5,400	5,282	4,978
Less cost of common stock in treasury - 25,725,671 shares at 6/30/07, 21,161,161 shares at 12/31/06 and 16,534,470 shares at 6/30/06	(1,507)	(1,219)	(951)

Total shareholders’ equity	5,018	5,153	5,189

Total liabilities and shareholders’ equity	$58,570	$58,001	$57,080

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2007	2006	2007	2006

INTEREST INCOME
Interest and fees on loans	$882	$792	$1,733	$1,515
Interest on investment securities	46	45	88	89
Interest on short-term investments	5	8	13	13

Total interest income	933	845	1,834	1,617

INTEREST EXPENSE
Interest on deposits	284	236	570	435
Interest on short-term borrowings	24	45	46	87
Interest on medium- and long-term debt	116	64	207	116

Total interest expense	424	345	823	638

Net interest income	509	500	1,011	979
Provision for loan losses	36	27	59	—

Net interest income after provision for loan losses	473	473	952	979

NONINTEREST INCOME
Service charges on deposit accounts	55	54	109	108
Fiduciary income	49	44	98	88
Commercial lending fees	17	15	33	30
Letter of credit fees	15	15	31	31
Foreign exchange income	10	9	19	19
Brokerage fees	10	10	21	20
Card fees	14	12	26	23
Bank-owned life insurance	9	10	19	23
Net income from principal investing and warrants	6	4	2	7
Net securities gains (losses)	—	1	—	(1)
Net gain (loss) on sales of businesses	2	—	3	(5)
Other noninterest income	38	29	67	55

Total noninterest income	225	203	428	398

NONINTEREST EXPENSES
Salaries	215	197	421	390
Employee benefits	50	44	96	94

Total salaries and employee benefits	265	241	517	484
Net occupancy expense	33	30	68	60
Equipment expense	15	15	30	28
Outside processing fee expense	24	22	44	43
Software expense	15	14	30	28
Customer services	11	9	25	22
Litigation and operational losses (recoveries)	(9)	3	(6)	4
Provision for credit losses on lending-related commitments	(2)	1	(4)	14
Other noninterest expenses	59	54	114	135

Total noninterest expenses	411	389	818	818

Income from continuing operations before income taxes	287	287	562	559
Provision for income taxes	91	92	177	157

Income from continuing operations	196	195	385	402
Income (loss) from discontinued operations, net of tax	—	5	1	(8)

NET INCOME	$196	$200	$386	$394

Basic earnings per common share:
Income from continuing operations	$1.28	$1.21	$2.49	$2.49
Net income	1.28	1.24	2.49	2.44

Diluted earnings per common share:
Income from continuing operations	1.25	1.19	2.44	2.45
Net income	1.25	1.22	2.45	2.40

Cash dividends declared on common stock	98	96	199	192
Dividends per common share	0.64	0.59	1.28	1.18

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

				Accumulated
				Other			Total
	Common Stock		Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except per share data)	In Shares	Amount	Surplus	Loss	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2006	162.9	$894	$461	$(170)	$4,796	$(913)	$5,068
Net income	—	—	—	—	394	—	394
Other comprehensive loss, net of tax	—	—	—	(56)	—	—	(56)

Total comprehensive income							338
Cash dividends declared on common stock ($1.18 per share)	—	—	—	—	(192)	—	(192)
Purchase of common stock	(1.5)	—	—	—	—	(88)	(88)
Net issuance of common stock under employee stock plans	1.1	—	(17)	—	(20)	67	30
Recognition of share-based compensation expense	—	—	33	—	—	—	33
Employee deferred compensation obligations	(0.3)	—	17	—	—	(17)	—

BALANCE AT JUNE 30, 2006	162.2	$894	$494	$(226)	$4,978	$(951)	$5,189

BALANCE AT DECEMBER 31, 2006	157.6	$894	$520	$(324)	$5,282	$(1,219)	$5,153
FSP 13-2 transition adjustment, net of tax	—	—	—	—	(46)	—	(46)
FIN 48 transition adjustment, net of tax	—	—	—	—	3	—	3

BALANCE AT JANUARY 1, 2007	157.6	894	520	(324)	5,239	(1,219)	5,110
Net income	—	—	—	—	386	—	386
Other comprehensive income, net of tax	—	—	—	16	—	—	16

Total comprehensive income	—	—	—	—	—	—	402
Cash dividends declared on common stock ($1.28 per share)	—	—	—	—	(199)	—	(199)
Purchase of common stock	(6.9)	—	—	—	—	(425)	(425)
Net issuance of common stock under employee stock plans	2.3	—	(17)	—	(26)	138	95
Recognition of share-based compensation expense	—	—	35	—	—	—	35
Employee deferred compensation obligations	—	—	1	—	—	(1)	—

BALANCE AT JUNE 30, 2007	153.0	$894	$539	$(308)	$5,400	$(1,507)	$5,018

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended
	June 30,
(in millions)	2007	2006

OPERATING ACTIVITIES
Net income	$386	$394
Income (loss) from discontinued operations, net of tax	1	(8)

Income from continuing operations	385	402
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	59	—
Provision for credit losses on lending-related commitments	(4)	14
Depreciation and software amortization	45	42
Share-based compensation expense	35	33
Excess tax benefits from share-based compensation arrangements	(8)	(7)
Net amortization of securities	(1)	—
Net loss on sale/settlement of investment securities available-for-sale	—	1
Net (gain) loss on sales of businesses	(3)	5
Net decrease in trading securities	60	23
Net decrease in loans held-for-sale	46	4
Net increase in accrued income receivable	(9)	(30)
Net decrease in accrued expenses	(68)	(40)
Other, net	(49)	44
Discontinued operations, net	—	—

Total adjustments	103	89

Net cash provided by operating activities	488	491

INVESTING ACTIVITIES
Net decrease (increase) in other short-term investments	1,385	(1,167)
Proceeds from sales of investment securities available-for-sale	—	1
Proceeds from maturities of investment securities available-for-sale	435	635
Purchases of investment securities available-for-sale	(1,177)	(457)
Net increase in loans	(1,385)	(3,186)
Net increase in fixed assets	(87)	(69)
Net decrease (increase) in customers’ liability on acceptances outstanding	16	(15)
Proceeds from sales of businesses	3	—
Discontinued operations, net	1	—

Net cash used in investing activities	(809)	(4,258)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(1,720)	1,695
Net (decrease) increase in short-term borrowings	(338)	140
Net (decrease) increase in acceptances outstanding	(16)	15
Proceeds from issuance of medium- and long-term debt	3,585	2,316
Repayments of medium- and long-term debt	(729)	(100)
Proceeds from issuance of common stock under employee stock plans	88	23
Excess tax benefits from share-based compensation arrangements	8	7
Purchase of common stock for treasury	(425)	(88)
Dividends paid	(194)	(186)
Discontinued operations, net	—	—

Net cash provided by financing activities	259	3,822

Net (decrease) increase in cash and due from banks	(62)	55
Cash and due from banks at beginning of period	1,434	1,609

Cash and due from banks at end of period	$1,372	$1,664

Interest paid	$810	$599

Income taxes paid	$220	$133

Noncash investing and financing activities:
Loans transferred to other real estate	$6	$5

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 1 — Basis of Presentation and Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2006.
Income Taxes
     On January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 permits the Corporation to elect to change its accounting policy as to where interest and penalties on tax liabilities is classified in the consolidated statements of income. Effective January 1, 2007, the Corporation prospectively changed its accounting policy to classify interest and penalties on tax liabilities in the “provision for income taxes” on the consolidated statements of income. The provision for income taxes included interest on tax liabilities of $3 million and $4 million for the three and six month periods ended June 30, 2007, respectively. For all prior periods presented, interest and penalties on tax liabilities remained classified in “other noninterest expenses” on the consolidated statements of income. Additional information regarding FIN 48 can be found in Note 6.
Note 2 — Pending Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstances. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the Corporation transacts. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the Corporation’s own data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. While not expanding the use of fair value, SFAS 157 may change the measurement of fair value. Any change in the measurement of fair value would be considered a change in estimate and included in the results of operations in the period of adoption. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Corporation will adopt the provisions of SFAS 157 in the first quarter of 2008. The Corporation is currently evaluating the guidance contained in SFAS 157 to determine the effect adoption of the guidance will have on the Corporation’s financial condition and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 provides entities with the irrevocable option to account for selected financial assets and liabilities at fair value on a contract-by-contract basis. The Corporation can elect to apply the standard prospectively and measure certain financial instruments at fair value beginning January 1, 2008. The Corporation is currently evaluating the guidance contained in SFAS 159, and has yet to determine which assets or liabilities (if any) will be selected. At adoption, the difference between the carrying amount and the fair value of existing eligible assets and liabilities selected (if any) would be recognized via a cumulative adjustment to beginning retained earnings on January 1, 2008. After adoption, all changes in fair value would be included in the results of operations.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 3 — Investment Securities
     A summary of the Corporation’s temporarily impaired investment securities available-for-sale as of June 30, 2007 follows:

	Impaired
	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and other Government agency securities	$20	$— *	$9	$— *	$29	$— *
Government-sponsored enterprise securities	1,641	23	2,488	97	4,129	120
State and municipal securities	—	—	—	—	—	—
Other securities	—	—	—	—	—	—

Total temporarily impaired securities	$1,661	$23	$2,497	$97	$4,158	$120

*    Unrealized losses less than $0.5 million.
     At June 30, 2007, the Corporation had 160 securities in an unrealized loss position, including 158 Government-sponsored enterprise securities (i.e., FMNA, FHLMC). The unrealized losses resulted from changes in market interest rates, not credit quality. The Corporation has the ability and intent to hold these available-for-sale investment securities until maturity or market price recovery, and full collection of the amounts due according to the contractual terms of the debt is expected; therefore, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2007.
     At June 30, 2007, investment securities having a carrying value of $1.8 billion were pledged where permitted or required by law to secure $791 million of liabilities, including public and other deposits, and derivative instruments. This included securities of $922 million pledged with the Federal Reserve Bank to secure actual treasury tax and loan borrowings of $50 million at June 30, 2007, and potential borrowings of up to an additional $800 million. The remaining pledged securities of $829 million are primarily with state and local government agencies to secure $740 million of deposits and other liabilities, including deposits of the State of Michigan of $192 million at June 30, 2007.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 4 — Allowance for Credit Losses
     The following summarizes the changes in the allowance for loan losses:

	Six Months Ended
	June 30,
(in millions)	2007	2006

Balance at beginning of period	$493	$516

Loan charge-offs:
Domestic
Commercial	32	28
Real estate construction
Commercial Real Estate business line	7	—
Other business lines	2	—

Total real estate construction	9	—
Commercial mortgage
Commercial Real Estate business line	6	—
Other business lines	24	5

Total commercial mortgage	30	5
Residential mortgage	—	—
Consumer	6	7
Lease financing	—	7
International	—	3

Total loan charge-offs	77	50
Recoveries:
Domestic
Commercial	15	9
Real estate construction	—	—
Commercial mortgage	2	2
Residential mortgage	—	—
Consumer	2	2
Lease financing	4	—
International	8	2

Total recoveries	31	15

Net loan charge-offs	46	35
Provision for loan losses	59	—
Foreign currency translation adjustment	1	—

Balance at end of period	$507	$481

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 4 — Allowance for Credit Losses (continued)
     Changes in the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, are summarized in the following table.

	Six Months Ended
	June 30,
(in millions)	2007	2006

Balance at beginning of period	$26	$33
Less: Charge-offs on lending-related commitments*	3	6
Add: Provision for credit losses on lending-related commitments	(4)	14

Balance at end of period	$19	$41

*	Charge-offs result from the sale of unfunded lending-related commitments.
     A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans that are restructured and meet the requirements to be on accrual status are included with total impaired loans for the remainder of the calendar year of the restructuring. There were two loans totaling $8 million included in the $248 million of impaired loans at June 30, 2007 that were restructured and met the requirements to be on accrual status. Impaired loans averaged $225 million and $220 million for the three and six month periods ended June 30, 2007, respectively, and $135 million and $133 million for the three and six month periods ended June 30, 2006, respectively. The following presents information regarding the period-end balances of impaired loans:

	Six Months Ended	Year Ended
(in millions)	June 30, 2007	December 31, 2006

Total period-end nonaccrual business loans	$240	$209
Plus: Impaired loans restructured during the period on accrual status at period-end	8	—

Total period-end impaired loans	$248	$209

Period-end impaired loans requiring an allowance	$204	$195

Allowance allocated to impaired loans	$44	$34

     Those impaired loans not requiring an allowance represent loans for which the fair value of expected repayments or collateral exceeded the recorded investments in such loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 5 — Medium- and Long-term Debt
     Medium- and long-term debt are summarized as follows:

(in millions)	June 30, 2007	December 31, 2006

Parent company
7.25% subordinated note due 2007	$150	$151
4.80% subordinated note due 2015	286	294
6.576% subordinated notes due 2037	510	—
7.60% subordinated note due 2050	—	361

Total parent company	946	806

Subsidiaries
Subordinated notes:
7.25% subordinated note due 2007	—	201
9.98% subordinated note due 2007	—	58
6.00% subordinated note due 2008	252	253
6.875% subordinated note due 2008	101	102
8.50% subordinated note due 2009	101	101
7.125% subordinated note due 2013	155	157
5.70% subordinated note due 2014	245	251
5.75% subordinated notes due 2016	648	397
5.20% subordinated notes due 2017	474	489
8.375% subordinated note due 2024	176	182
7.875% subordinated note due 2026	182	192

Total subordinated notes	2,334	2,383

Medium-term notes:
Floating rate based on LIBOR indices due 2007 to 2011	4,618	2,299
Floating rate based on PRIME indices due 2007 to 2008	850	350
2.85% fixed rate note due 2007	—	100

Variable rate note payable due 2009	—	11

Total subsidiaries	7,802	5,143

Total medium- and long-term debt	$8,748	$5,949

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
     The Bank issued a total of $2.8 billion of floating rate notes during the first and second quarters of 2007 under an existing $15 billion medium-term senior note program. The Bank used the proceeds for general corporate purposes.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 6 — Income Taxes and Tax-Related Items
     The provision for income taxes is computed by applying statutory federal income tax rates to income before income taxes as reported in the consolidated financial statements after deducting non-taxable items, principally income on bank-owned life insurance, and deducting tax credits related to investments in low income housing partnerships. State and foreign taxes are then added to the federal tax provision. In addition, beginning January 1, 2007, interest on tax liabilities is classified in the provision for income taxes.
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
     The Corporation recognized approximately $3 million and $4 million in interest on tax liabilities included in the “provision for income taxes” on the consolidated statements of income for the three and six month periods ended June 30, 2007, respectively, compared to a negative $5 million for the three months ended June 30, 2006 and $21 million for the six months ended June 30, 2006, included in “other noninterest expenses” on the consolidated statements of income. For further information regarding the change in classification of interest and penalties on tax liabilities as a result of applying the provisions of FIN 48, refer to footnote 1 to these consolidated financial statements. The Corporation had approximately $74 million and $70 million accrued for the payment of interest at June 30, 2007 and January 1, 2007, respectively. Upon adoption of FIN 48, the Corporation recorded an $8 million decrease to interest on tax liabilities as an increase to the opening balance of retained earnings.
     In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service (IRS) questions and/or challenges the tax position taken by the Corporation with respect to those transactions. The Corporation engaged in certain types of structured leasing transactions that the IRS disallowed in its examination of the Corporation’s federal tax returns for the years 1996 through 2000. The IRS also disallowed foreign tax credits associated with the interest on a series of loans to foreign borrowers. The Corporation has had ongoing discussions with the IRS Appeals Office related to the disallowance of the foreign tax credits associated with the loans and adjusted tax and related interest reserves based on settlements discussed. The Corporation believes it is reasonably possible that a final settlement amount with the IRS will be agreed upon within the next twelve months. The FIN 48 unrecognized tax benefit related to the foreign tax credits was approximately $38 million at June 30, 2007, and reflects the Corporation’s current settlement expectations.
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
     The following tax years for significant jurisdictions remain subject to examination as of June 30, 2007:

Jurisdiction	Tax Years
Federal	2001-2006
California	2002-2006

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
Note 7 — Accumulated Other Comprehensive Income (Loss)
     Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges, the change in the accumulated foreign currency translation adjustment and the change in the accumulated defined benefit and other postretirement plans adjustment. The Consolidated Statements of Changes in Shareholders’ Equity on page 5 include only combined other comprehensive income (loss), net of tax. The following table presents reconciliations of the components of the accumulated other comprehensive income (loss) for the six months ended June 30, 2007 and 2006. Total comprehensive income totaled $402 million and $338 million for the six months ended June 30, 2007 and 2006, respectively. The $64 million increase in total comprehensive income in the six months ended June 30, 2007, when compared to the same period in the prior year, resulted principally from a decrease in net unrealized losses on investment securities available-for-sale ($30 million) due to changes in the interest rate environment, and an increase in net gains on cash flow hedges ($33 million).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 7 — Accumulated Other Comprehensive Income (Loss) (continued)

	Six Months Ended
	June 30,
(in millions)	2007	2006

Accumulated net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period, net of tax	$(61)	$(69)

Net unrealized holding gains (losses) arising during the period	(24)	(71)
Less: Reclassification adjustment for gains (losses) included in net income	—	(1)

Change in net unrealized gains (losses) before income taxes	(24)	(70)
Less: Provision for income taxes	(9)	(25)

Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax	(15)	(45)

Balance at end of period, net of tax	$(76)	$(114)

Accumulated net gains (losses) on cash flow hedges:
Balance at beginning of period, net of tax	$(48)	$(91)

Net cash flow hedges gains (losses) arising during the period	(12)	(76)
Less: Reclassification adjustment for gains (losses) included in net income	(45)	(58)

Change in cash flow hedges before income taxes	33	(18)
Less: Provision for income taxes	12	(6)

Change in cash flow hedges, net of tax	21	(12)

Balance at end of period, net of tax	$(27)	$(103)

Accumulated foreign currency translation adjustment:
Balance at beginning of period	$—	$(7)

Net translation gains (losses) arising during the period	—	1

Change in foreign currency translation adjustment	—	1

Balance at end of period	$—	$(6)

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(215)	$(3)

Minimum pension liability adjustment arising during the period before income taxes	N/A	1
Less: Provision for income taxes	N/A	1

Change in minimum pension liability, net of tax	N/A	—

Net defined benefit pension and other postretirement adjustment arising during the period	16	N/A
Less: Provision for income taxes	6	N/A

Change in defined benefit and other postretirement plans adjustment, net of tax	10	N/A

Balance at end of period, net of tax	$(205)	$(3)

Total accumulated other comprehensive loss at end of period, net of tax	$(308)	$(226)

N/A — Not Applicable

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 8 – Net Income per Common Share
     Basic and diluted net income per common share for the three and six month periods ended June 30, 2007 and 2006 were computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2007	2006	2007	2006

Basic
Income from continuing operations applicable to common stock	$196	$195	$385	$402
Net income applicable to common stock	196	200	386	394

Average common shares outstanding	154	161	155	162

Basic income from continuing operations per common share	$1.28	$1.21	$2.49	$2.49
Basic net income per common share	1.28	1.24	2.49	2.44

Diluted
Income from continuing operations applicable to common stock	$196	$195	$385	$402
Net income applicable to common stock	196	200	386	394

Average common shares outstanding	154	161	155	162
Nonvested stock	2	1	2	1
Common stock equivalents:
Net effect of the assumed exercise of stock options	1	1	1	1

Diluted average common shares	157	163	158	164

Diluted income from continuing operations per common share	$1.25	$1.19	$2.44	$2.45
Diluted net income per common share	1.25	1.22	2.45	2.40

     The following average outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(options in millions)	2007	2006	2007	2006

Average outstanding options	5.7	8.6	5.7	7.5
Range of exercise prices	$61.94 - $71.58	$55.47 - $71.58	$61.25 - $71.58	$56.19 - $71.58

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 9 – Employee Benefit Plans
     Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

Qualified Defined Benefit Pension Plan	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006

Service cost	$7	$6	$15	$15
Interest cost	16	12	31	29
Expected return on plan assets	(23)	(19)	(47)	(45)
Amortization of unrecognized prior service cost	1	1	3	3
Amortization of unrecognized net loss	5	4	8	11

Net periodic benefit cost	$6	$4	$10	$13

Non-Qualified Defined Benefit Pension Plan	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006

Service cost	$1	$1	$2	$2
Interest cost	3	2	4	3
Amortization of unrecognized prior service cost	(1)	(1)	(1)	(1)
Amortization of unrecognized net loss	2	2	3	3

Net periodic benefit cost	$5	$4	$8	$7

Postretirement Benefit Plan	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006

Interest cost	$1	$1	$3	$2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized transition obligation	1	1	2	2

Net periodic benefit cost	$1	$1	$3	$2

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

	June 30, 2007				December 31 ,2006
	Notional/				Notional/
	Contract	Unrealized		Fair	Contract	Unrealized		Fair
	Amount	Gains	Unrealized	Value	Amount	Gains	Unrealized	Value
(in millions)	(1)	(2)	Losses	(3)	(1)	(2)	Losses	(3)

Risk management
Interest rate contracts:
Swaps — cash flow	$4,800	$—	$50	$(50)	$6,200	$—	$87	$(87)
Swaps — fair value	2,352	51	33	18	2,253	75	7	68

Total interest rate contracts	7,152	51	83	(32)	8,453	75	94	(19)
Foreign exchange contracts:
Spot and forwards	707	5	1	4	518	6	2	4
Swaps	27	—	—	—	33	—	—	—

Total foreign exchange contracts	734	5	1	4	551	6	2	4

Total risk management	7,886	56	84	(28)	9,004	81	96	(15)

Customer-initiated and other
Interest rate contracts:
Caps and floors written	644	—	1	(1)	551	—	3	(3)
Caps and floors purchased	630	1	—	1	536	3	—	3
Swaps	4,907	43	29	14	4,480	37	26	11

Total interest rate contracts	6,181	44	30	14	5,567	40	29	11
Energy derivative contracts:
Caps and floors written	358	—	29	(29)	310	—	23	(23)
Caps and floors purchased	358	29	—	29	310	23	—	23
Swaps	690	29	29	—	485	22	21	1

Total energy derivative contracts	1,406	58	58	—	1,105	45	44	1
Foreign exchange contracts:
Spot, forwards, futures and options	2,366	26	25	1	2,889	24	21	3
Swaps	7	—	—	—	4	—	—	—

Total foreign exchange contracts	2,373	26	25	1	2,893	24	21	3

Total customer-initiated and other	9,960	128	113	15	9,565	109	94	15

Total derivative instruments	$17,846	$184	$197	$(13)	$18,569	$190	$190	$—

(1)	Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk, and are not reflected in the consolidated balance sheets.

(2)	Unrealized gains represent receivables from derivative counterparties, and therefore expose the Corporation to credit risk. Credit risk, which excludes the effects of any collateral or netting arrangements, is measured as the cost to replace, at current market rates, contracts in a profitable position.

(3)	The fair values of derivative instruments represent the estimated amounts the Corporation would receive or pay to terminate or otherwise settle the contracts at the balance sheet date. The fair values of all derivative instruments are reflected in the consolidated balance sheets.

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
     The following table presents net hedge ineffectiveness gains (losses) by risk management hedge type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in millions)	2007	2006	2007	2006

Cash Flow Hedges	$2	$—	$2	$(2)
Fair Value Hedges	—	—	—	—
Foreign Currency Hedges	—	—	—	—

Total	$2	$—	$2	$(2)

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
     As part of a cash flow hedging strategy, the Corporation entered into predominantly 3 year interest rate swap agreements (weighted-average original maturity of 3.0 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, which will reduce the impact of interest rate changes on future interest income over the next 16 months. Approximately 10 percent ($4.8 billion) of outstanding loans were designated as hedged items to interest rate swap agreements at June 30, 2007. During the three and six month periods ended June 30, 2007, interest rate swap agreements designated as cash flow hedges decreased interest and fees on loans by $21 million and $45 million, respectively, compared to a decrease of $33 million and $58 million, respectively, for the comparable periods last year. If interest rates, interest yield curves and notional amounts remain at current levels, the Corporation expects to reclassify $24 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to receipt of variable interest associated with existing and forecasted floating-rate loans.
     Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs cash instruments, such as investment securities, as well as derivative instruments, to manage exposure to these and other risks. In addition, the Corporation uses foreign exchange forward and option contracts to protect the value of its foreign currency investment in foreign subsidiaries. Realized and unrealized gains and losses from foreign exchange forward and option contracts used to protect the value of investments in foreign

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 — Derivative Instruments (continued)
subsidiaries are not included in the statement of income, but are shown in the accumulated foreign currency translation adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets. During the three and six month periods ended June 30, 2006, in accordance with SFAS No. 52, “Foreign Currency Translation,” the Corporation recognized net gains of $1 million and $2 million, respectively, in accumulated foreign currency translation adjustment, related to the forward foreign exchange contracts. The Corporation did not hold any forward foreign exchange contracts recognized in accumulated foreign currency translation adjustment during the three and six month periods ended June 30, 2007.
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
     The following table summarizes the expected maturity distribution of the notional amount of risk management interest rate swaps and provides the weighted-average interest rates associated with amounts to be received or paid on interest rate swap agreements as of June 30, 2007. Swaps have been grouped by asset and liability designation.
Remaining Expected Maturity of Risk Management Interest Rate Swaps:

							June 30,	Dec. 31,
						2012-	2007	2006
(dollar amounts in millions)	2007	2008	2009	2010	2011	2026	Total	Total

Variable rate asset designation:
Generic receive fixed swaps	$1,600	$3,200	$—	$—	$—	$—	$4,800	$6,200

Weighted average: (1)
Receive rate	5.85%	7.02%	—%	—%	—%	—%	6.63%	6.03%
Pay rate	7.89	8.25	—	—	—	—	8.13	7.69

Fixed rate asset designation:
Pay fixed swaps Amortizing	$— *	$2	$—	$—	$—	$—	$2	$3

Weighted average: (2)
Receive rate	4.38%	4.38%	—%	—%	—%	—%	4.38%	4.34%
Pay rate	3.52	3.52	—	—	—	—	3.52	3.52

Medium- and long-term debt designation:
Generic receive fixed swaps	$150	$350	$100	$—	$—	$1,750	$2,350	$2,250

Weighted average: (1)
Receive rate	6.30%	6.17%	6.06%	—%	—%	5.84%	5.93%	5.95%
Pay rate	5.40	5.34	5.35	—	—	5.39	5.38	5.44

Total notional amount	$1,750	$3,552	$100	$—	$—	$1,750	$7,152	$8,453

*	Less than $1 million

(1)	Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at June 30, 2007

(2)	Variable rates received are based on one-month Canadian Dollar Offered Rates in effect at June 30, 2007

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 — Derivative Instruments (continued)
     The Corporation had commitments to purchase investment securities for its trading account portfolio totaling $8 million at June 30, 2007 and $20 million at December 31, 2006. Commitments to sell investment securities related to the trading account portfolio totaled $10 million at June 30, 2007 and $16 million at December 31, 2006. Outstanding commitments expose the Corporation to both credit and market risk.
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
     For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized less than $0.5 million of net gains in both the three month periods ended June 30, 2007 and 2006, less than $0.5 million of net gains in the six month period ended June 30, 2007, and $1 million of net gains in the six month period ended June 30, 2006, which were included in “other noninterest income” in the consolidated statements of income. The fair value of derivative instruments held or issued in connection with customer-initiated activities, including those customer-initiated derivative contracts where the Corporation does not enter into an offsetting derivative contract position, is included in the table on page 17.
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

	Six Months Ended	Year Ended	Six Months Ended
(in millions)	June 30, 2007	December 31, 2006	June 30, 2006

Average unrealized gains	$106	$103	$102
Average unrealized losses	91	92	93
Noninterest income	22	42	20

     Additional information regarding the nature, terms and associated risks of derivative instruments can be found in the Corporation’s 2006 Annual Report on page 54 and in Notes 1 and 20 to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 11 — Standby and Commercial Letters of Credit and Financial Guarantees
     The total contractual amounts of standby letters of credit and financial guarantees and commercial letters of credit at June 30, 2007 and December 31, 2006, which represents the Corporation’s credit risk associated with these instruments, are shown in the table below.

(in millions)	June 30, 2007	December 31, 2006

Standby letters of credit and financial guarantees	$6,775	$6,584
Commercial letters of credit	204	249

     Standby and commercial letters of credit and financial guarantees represent conditional obligations of the Corporation, which guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2016. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation may enter into participation arrangements with third parties, which effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $638 million of the $6,775 million of standby letters of credit and financial guarantees outstanding at June 30, 2007. The carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $76 million and $78 million at June 30, 2007 and December 31, 2006, respectively.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 – Business Segment Information
     The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities. This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes discontinued operations, the income and expense impact of equity and cash, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at June 30, 2007. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 – Business Segment Information (continued)
     Business segment financial results for the six months ended June 30, 2007 and 2006 are shown in the table below.

			Wealth &
(dollar amounts in millions)	Business	Retail	Institutional
Six Months Ended June 30, 2007	Bank	Bank	Management	Finance	Other	Total

Earnings summary:
Net interest income (expense) (FTE)	$667	$317	$72	$(35)	$(8)	$1,013
Provision for loan losses	46	9	1	—	3	59
Noninterest income	130	109	141	32	16	428
Noninterest expenses	346	313	155	5	(1)	818
Provision (benefit) for income taxes (FTE)	127	36	20	(9)	5	179
Income from discontinued operations, net of tax	—	—	—	—	1	1

Net income (loss)	$278	$68	$37	$1	$2	$386

Net credit-related charge-offs	$38	$11	$—	$—	$—	$49

Selected average balances:
Assets	$40,455	$6,834	$3,954	$5,157	$1,206	$57,606
Loans	39,421	6,098	3,804	10	14	49,347
Deposits	16,571	17,113	2,306	6,163	(24)	42,129
Liabilities	17,413	17,125	2,310	15,320	339	52,507
Attributed equity	2,882	840	319	585	473	5,099

Statistical data:
Return on average assets (1)	1.37%	0.76%	1.87%	N/M	N/M	1.34%
Return on average attributed equity	19.24	16.27	23.25	N/M	N/M	15.14
Net interest margin (2)	3.41	3.74	3.80	N/M	N/M	3.79
Efficiency ratio	43.52	73.36	72.72	N/M	N/M	56.79

			Wealth &
	Business	Retail	Institutional
Six Months Ended June 30, 2006	Bank	Bank	Management	Finance	Other	Total

Earnings summary:
Net interest income (expense) (FTE)	$648	$317	$74	$(51)	$(7)	$981
Provision for loan losses	(8)	14	(1)	—	(5)	—
Noninterest income	133	104	128	32	1	398
Noninterest expenses	375	292	151	5	(5)	818
Provision (benefit) for income taxes (FTE)	126	38	18	(15)	(8)	159
Loss from discontinued operations, net of tax	—	—	—	—	(8)	(8)

Net income (loss)	$288	$77	$34	$(9)	$4	$394

Net credit-related charge-offs	$28	$13	$—	$—	$—	$41

Selected average balances:
Assets	$38,737	$6,784	$3,615	$5,250	$1,561	$55,947
Loans	37,533	6,085	3,471	15	40	47,144
Deposits	18,411	16,753	2,456	4,106	(115)	41,611
Liabilities	19,312	16,752	2,453	12,036	285	50,838
Attributed equity	2,583	831	298	467	930	5,109

Statistical data:
Return on average assets (1)	1.49%	0.88%	1.89%	N/M	N/M	1.41%
Return on average attributed equity	22.31	18.55	22.90	N/M	N/M	15.42
Net interest margin (2)	3.47	3.82	4.29	N/M	N/M	3.81
Efficiency ratio	48.14	69.39	74.67	N/M	N/M	59.32

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

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
     The International market represents the activity of the Corporation’s International Finance division, which provides banking services primarily to foreign-owned, North American-based companies and secondarily to international operations of North American-based companies.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Business Segment Information (continued)
     Market segment financial results for the six months ended June 30, 2007 and 2006 are shown in the table below.

							Finance
(dollar amounts in millions)					Other		& Other
Six Months Ended June 30, 2007	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total

Earnings summary:
Net interest income (expense) (FTE)	$492	$355	$137	$22	$15	$35	$(43)	$1,013
Provision for loan losses	64	(7)	3	3	(1)	(6)	3	59
Noninterest income	239	60	39	7	18	17	48	428
Noninterest expenses	424	223	110	18	18	21	4	818
Provision (benefit) for income taxes (FTE)	66	74	21	3	6	13	(4)	179
Income from discontinued operations, net of tax	—	—	—	—	—	—	1	1

Net income (loss)	$177	$125	$42	$5	$10	$24	$3	$386

Net credit-related charge-offs (recoveries)	$51	$(1)	$4	$1	$—	$(6)	$—	$49

Selected average balances:
Assets	$22,814	$17,021	$6,782	$1,656	$741	$2,229	$6,363	$57,606
Loans	21,864	16,479	6,508	1,638	731	2,103	24	49,347
Deposits	16,567	13,645	3,840	287	478	1,173	6,139	42,129
Liabilities	17,340	13,683	3,855	291	477	1,202	15,659	52,507
Attributed equity	1,968	1,192	575	88	58	160	1,058	5,099

Statistical data:
Return on average assets (1)	1.55%	1.46%	1.22%	0.65%	2.80%	2.15%	N/M	1.34%
Return on average attributed equity	17.97	20.92	14.38	12.23	35.95	30.01	N/M	15.14
Net interest margin (2)	4.52	4.34	4.21	2.76	4.09	3.28	N/M	3.79
Efficiency ratio	57.89	53.91	62.68	61.61	54.40	41.13	N/M	56.79

							Finance
					Other		& Other
Six Months Ended June 30, 2006	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total

Earnings summary:
Net interest income (expense) (FTE)	$494	$348	$125	$21	$17	$34	$(58)	$981
Provision for loan losses	21	(12)	(5)	6	2	(7)	(5)	—
Noninterest income	236	62	36	7	14	10	33	398
Noninterest expenses	438	219	103	16	17	25	—	818
Provision (benefit) for income taxes (FTE)	76	73	20	2	4	7	(23)	159
Loss from discontinued operations, net of tax	—	—	—	—	—	—	(8)	(8)

Net income (loss)	$195	$130	$43	$4	$8	$19	$(5)	$394

Net credit-related charge-offs (recoveries)	$34	$3	$2	$2	$(1)	$1	$—	$41

Selected average balances:
Assets	$22,529	$16,388	$5,834	$1,464	$643	$2,278	$6,811	$55,947
Loans	21,503	15,800	5,577	1,444	633	2,132	55	47,144
Deposits	16,855	15,131	3,665	310	591	1,068	3,991	41,611
Liabilities	17,638	15,214	3,671	309	590	1,096	12,320	50,838
Attributed equity	1,816	1,084	510	75	56	171	1,397	5,109

Statistical data:
Return on average assets (1)	1.74%	1.58%	1.47%	0.60%	2.49%	1.65%	N/M	1.41%
Return on average attributed equity	21.51	23.91	16.87	11.79	28.86	22.03	N/M	15.42
Net interest margin (2)	4.62	4.42	4.51	2.88	5.28	3.12	N/M	3.81
Efficiency ratio	60.03	53.60	63.87	57.26	54.64	57.67	N/M	59.32

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

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
     The components of net income (loss) from discontinued operations for the three and six month periods ended June 30, 2007 and 2006, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2007	2006	2007	2006

Net interest income	$—	$2	$—	$2
Noninterest income	—	22	1	42
Noninterest expenses	—	16	—	36

Income from discontinued operations before income taxes and cumulative effect of change in accounting principle	—	8	1	8
Provision for income taxes	—	3	—	8

Income from discontinued operations before cumulative effect of change in accounting principle	—	5	1	—
Cumulative effect of change in accounting principle, net of tax*	—	—	—	(8)

Net income (loss) from discontinued operations	$—	$5	$1	$(8)

Basic earnings per common share:
Income (loss) from discontinued operations before cumulative effect of change in accounting principle*	$—	$0.03	$—	$—
Net income (loss) from discontinued operations	—	0.03	—	(0.05)

Diluted earnings per common share:
Income (loss) from discontinued operations before cumulative effect of change in accounting principle*	$—	$0.03	$0.01	$—
Net income (loss) from discontinued operations	—	0.03	0.01	(0.05)

*	Resulting from adoption of SFAS No. 123 (revised 2004), “Share-Based Payment,” in January 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net income for the three months ended June 30, 2007 was $196 million, a decrease of $4 million, or two percent, from $200 million reported for the three months ended June 30, 2006. Quarterly diluted net income per share increased two percent to $1.25 in the second quarter 2007, compared to $1.22 in the same period a year ago. Income from continuing operations for the three months ended June 30, 2007 was $196 million, an increase of $1 million, or less than one percent, from $195 million reported for the three months ended June 30, 2006. Quarterly diluted income from continuing operations per share increased five percent to $1.25 in the second quarter 2007, compared to $1.19 in the same period a year ago. Return on average common shareholders’ equity was 15.41 percent and return on average assets was 1.35 percent for the second quarter 2007, compared to 15.50 percent and 1.41 percent, respectively, for the comparable quarter last year. Return on average common shareholders’ equity from continuing operations was 15.41 percent and return on average assets from continuing operations was 1.35 percent for the second quarter 2007, compared to 15.15 percent and 1.38 percent, respectively, for the same period in 2006.
     Net income for the first six months of 2007 was $386 million, a decrease of $8 million, or two percent, from $394 million reported for the six months ended June 30, 2006. Diluted net income per share for the first six months of 2007 increased two percent to $2.45 per diluted share, compared to $2.40 per diluted share, for the comparable period last year. Income from continuing operations for the six months ended June 30, 2007 was $385 million, a decrease of $17 million, or four percent, from $402 million reported for the six months ended June 30, 2006. Diluted income from continuing operations per share decreased less than one percent to $2.44 for the six months ended June 30, 2007, compared to $2.45 in the same period in the prior year. The decrease in income from continuing operations in the six months ended June 30, 2007 from the comparable period last year resulted primarily from a $41 million increase in the provision for credit losses (the net result of a $59 million increase in the provision for loan losses and a $18 million decrease in the provision for credit losses on lending-related commitments), from a provision for credit losses of $14 million for the six months ended June 30, 2006. Return on average common shareholders’ equity was 15.14 percent and return on average assets was 1.34 percent for the first six months of 2007, compared to 15.42 percent and 1.41 percent, respectively, for the first six months of 2006. Return on average common shareholders’ equity from continuing operations was 15.12 percent and return on average assets from continuing operations was 1.34 percent for the first six months of 2007, compared to 15.73 percent and 1.44 percent, respectively, for the same period in 2006.
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
Full-year 2007 Outlook.
     For full-year 2007, management expects the following compared to full-year 2006:
•	Mid to high single-digit average loan growth, excluding Financial Services Division loans, with flat growth in the Midwest market, and low double-digit growth in the Western and Texas markets
•	Average earning asset growth slightly less than average loan growth
•	Average Financial Services Division noninterest-bearing deposits of $3.2 billion. Financial Services Division loans will fluctuate in tandem with the level of noninterest-bearing deposits
•	Average full year net interest margin of about 3.75 percent
•	Average net credit-related charge-offs of about 20 basis points of average loans, with a provision for credit losses modestly exceeding net charge-offs
•	Low single-digit growth in noninterest income, from a 2006 adjusted base of $820 million which excludes the Financial Services Division-related lawsuit settlement and the loss on sale of the Mexican bank charter
•	Flat noninterest expenses, excluding the provision for credit losses on lending-related commitments, from a 2006 adjusted base of $1,669 million. The outlook reflects anticipated 2007 costs associated with the previously announced headquarters move to Dallas, Texas (expected to be about $10 million in 2007, with most of the remaining $8 million expected to be incurred in the third quarter 2007)
•	Effective tax rate of about 32 percent

•	Active capital management within targeted capital ratios (Tier 1 common of 6.50 percent to 7.50 percent and Tier 1 of 7.25 percent to 8.25 percent). Total open market share repurchases in 2007 expected to be about nine million shares.
Net Interest Income
     The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended June 30, 2007. On a FTE basis, net interest income increased $9 million to $510 million for the three months ended June 30, 2007, from $501 million for the comparable period in 2006. The increase in net interest income in the second quarter 2007, compared to the same period in 2006, resulted primarily from loan growth, partially offset by changes in the funding mix, largely attributable to a decline in noninterest-bearing deposits. Average earning assets increased $1.9 billion, or four percent, to $54.3 billion in the second quarter 2007, compared to $52.4 billion in the second quarter 2006, primarily due to a $2.0 billion, or four percent, increase in average loans to $49.8 billion in the second quarter 2007. The net interest margin (FTE) for the three months ended June 30, 2007 was 3.76 percent, compared to 3.82 percent for the comparable period in 2006. The decrease in the net interest margin (FTE) resulted from loan growth and the changes in the funding mix noted above.
     Table II provides an analysis of net interest income for the first six months of 2007. On a FTE basis, net interest income for the six months ended June 30, 2007 was $1.0 billion, compared to $981 million for the same period in 2006, an increase of $32 million. Average earning assets increased $2.0 billion, or four percent, to $53.7 billion, in the six months ended June 30, 2007, compared to $51.7 billion in the same period in the prior year, primarily due to a $2.2 billion, or five percent, increase in average loans to $49.3 billion in the six months ended June 30, 2007. The net interest margin (FTE) for the six months ended June 30, 2007 decreased to 3.79 percent from 3.81 percent for the same period in 2006, due to changes in funding mix resulting from funding loan growth with purchased funds.
     Financial Services Division customers deposit large balances (primarily noninterest-bearing) and the Corporation pays certain customer services expenses (included in “noninterest expenses” on the consolidated statements of income) and/or makes low-rate loans (included in “net interest income” on the consolidated statements of income) to such customers. Footnote (1) to Tables I and II displays average Financial Services Division loans and deposits, with related interest income/expense and average rates. As shown in footnote (2) to Tables I and II, the impact of Financial Services Division loans (primarily low-rate) on net interest margin (assuming the loans were funded by Financial Services Division noninterest-bearing deposits) was a decrease of 10 basis points and 11 basis points in the three and six month periods ended June 30, 2007, respectively, compared to a decrease of 18 basis points and 20 basis points for the comparable periods in the prior year.
     For further discussion of the effects of market rates on net interest income, refer to “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”
     Management currently expects average full-year 2007 net interest margin of about 3.75 percent.

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE)

	Three Months Ended
	June 30, 2007			June 30, 2006
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (1) (2)	$28,324	$517	7.31%	$27,587	$465	6.78%
Real estate construction loans	4,501	95	8.45	3,816	82	8.63
Commercial mortgage loans	9,634	178	7.39	9,229	166	7.24
Residential mortgage loans	1,791	28	6.15	1,537	23	6.02
Consumer loans	2,331	41	7.15	2,533	45	7.07
Lease financing	1,287	11	3.33	1,299	14	4.10
International loans	1,925	34	7.17	1,801	31	6.88
Business loan swap expense	—	(21)	—	—	(33)	—

Total loans (2)	49,793	883	7.11	47,802	793	6.66

Investment securities available-for-sale	4,085	46	4.46	4,088	45	4.27
Federal funds sold and securities purchased under agreements to resell	195	2	5.37	336	5	5.05
Other short-term investments	231	3	5.21	145	3	9.24

Total earning assets	54,304	934	6.89	52,371	846	6.46
Cash and due from banks	1,341			1,561
Allowance for loan losses	(516)			(485)
Accrued income and other assets	2,989			3,164

Total assets	$58,118			$56,611

Money market and NOW deposits (1)	$14,825	114	3.08	$15,330	106	2.78
Savings deposits	1,419	3	0.91	1,480	3	0.75
Customer certificates of deposit	7,463	83	4.46	6,216	60	3.83
Institutional certificates of deposit	5,484	74	5.43	4,327	54	5.04
Foreign office time deposits	858	10	4.81	1,093	13	4.87

Total interest-bearing deposits	30,049	284	3.80	28,446	236	3.33

Short-term borrowings	1,816	24	5.30	3,720	45	4.90
Medium- and long-term debt	8,292	116	5.63	4,538	64	5.65

Total interest-bearing sources	40,157	424	4.24	36,704	345	3.77

Noninterest-bearing deposits (1)	11,633			13,575
Accrued expenses and other liabilities	1,231			1,186
Shareholders’ equity	5,097			5,146

Total liabilities and shareholders’ equity	$58,118			$56,611

Net interest income/rate spread (FTE)		$510	2.65		$501	2.69

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			1.11			1.13

Net interest margin (as a percentage of average earning assets) (FTE) (2)			3.76%			3.82%

(1) FSD balances included above:
Loans (primarily low-rate)	$1,580	$2	0.52%	$2,557	$4	0.60%
Interest-bearing deposits	1,228	12	3.88	1,764	17	3.88
Noninterest-bearing deposits	3,277			4,793
(2) Impact of FSD loans (primarily low-rate) on the following:
Commercial loans			(0.40)%			(0.63)%
Total loans			(0.21)			(0.34)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			(0.10)			(0.18)

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	June 30, 2007/June 30, 2006
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume*	(Decrease)

Loans	$52	$38	$90
Investment securities available-for-sale	1	—	1
Federal funds sold and securities purchased under agreements to repurchase	—	(3)	(3)
Other short-term investments	(1)	1	—

Total earning assets	52	36	88

Interest-bearing deposits	26	22	48
Short-term borrowings	4	(25)	(21)
Medium- and long-term debt	(1)	53	52

Total interest-bearing sources	29	50	79

Net interest income/rate spread (FTE)	$23	$(14)	$9

*	Rate/Volume variances are allocated to variances due to volume.

     Table II – Year-to-date Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE)

	Six Months Ended
	June 30, 2007			June 30, 2006
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (1) (2)	$28,042	$1,016	7.31%	$27,106	$877	6.53%
Real estate construction loans	4,376	186	8.55	3,674	154	8.44
Commercial mortgage loans	9,654	353	7.37	9,114	321	7.11
Residential mortgage loans	1,748	54	6.13	1,515	45	5.95
Consumer loans	2,368	84	7.15	2,596	90	6.94
Lease financing	1,280	21	3.26	1,298	27	4.06
International loans	1,879	66	7.12	1,841	61	6.72
Business loan swap income (expense)	—	(45)	—	—	(58)	—

Total loans (2)	49,347	1,735	7.08	47,144	1,517	6.48

Investment securities available-for-sale	3,916	88	4.40	4,121	89	4.19
Federal funds sold and securities purchased under agreements to resell	235	6	5.38	263	6	4.88
Short-term investments	231	7	6.00	150	7	8.66

Total earning assets	53,729	1,836	6.87	51,678	1,619	6.29

Cash and due from banks	1,410			1,604
Allowance for loan losses	(509)			(498)
Accrued income and other assets	2,976			3,163

Total assets	$57,606			$55,947

Money market and NOW deposits (1)	$14,788	225	3.06	$15,959	211	2.67
Savings deposits	1,400	6	0.88	1,478	5	0.70
Customer certificates of deposit	7,404	163	4.45	6,053	111	3.68
Institutional certificates of deposit	5,652	152	5.43	3,480	84	4.89
Foreign office time deposits	988	24	4.90	1,050	24	4.58

Total interest-bearing deposits	30,232	570	3.80	28,020	435	3.13

Short-term borrowings	1,736	46	5.31	3,736	87	4.71
Medium- and long-term debt	7,364	207	5.68	4,285	116	5.45

Total interest-bearing sources	39,332	823	4.22	36,041	638	3.57

Noninterest-bearing deposits (1)	11,897			13,591
Accrued expenses and other liabilities	1,278			1,206
Common shareholders’ equity	5,099			5,109

Total liabilities and shareholders’ equity	$57,606			$55,947

Net interest income/rate spread (FTE)		$1,013	2.65		$981	2.72

FTE adjustment		$2			$2

Impact of net noninterest-bearing sources of funds			1.14			1.09

Net interest margin (as a percentage of average earning assets) (FTE) (2)			3.79%			3.81%

(1) FSD balances included above:
Loans (primarily low-rate)	$1,575	$5	0.60%	$2,732	$7	0.51%
Interest-bearing deposits	1,238	24	3.90	2,024	38	3.80
Noninterest-bearing deposits	3,363			4,738
(2) Impact of FSD loans (primarily low-rate) on the following:
Commercial loans			(0.40)%			(0.68)%
Total loans			(0.22)			(0.37)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			(0.11)			(0.20)

     Table II – Year-to-date Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE) (continued)

	Six Months Ended
	June 30, 2007/June 30, 2006
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume*	(Decrease)

Loans	$135	$83	$218
Investment securities available-for-sale	3	(4)	(1)
Federal funds sold and securities purchased under agreements to repurchase	—	—	—
Other short-term investments	—	—	—

Total earning assets	138	79	217

Interest-bearing deposits	66	69	135
Short term borrowings	12	(53)	(41)
Medium- and long-term debt	5	86	91

Total interest-bearing sources	83	102	185

Net interest income/rate spread (FTE)	$55	$(23)	$32

*	Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses
     The provision for loan losses was $36 million for the second quarter 2007, compared to $27 million for the same period in 2006. The provision for loan losses for the first six months of 2007 was $59 million, compared to a provision of zero for the same period in 2006. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed under the “Credit Risk” subheading in the section entitled “Risk Management” of this financial review. The $9 million increase in the provision for loan losses in the three-month period ended June 30, 2007, when compared to the same period in 2006, resulted primarily from loan growth, challenges in the Michigan commercial real estate industry and a leveling off of overall credit quality improvement trends in the Western and Texas markets. These credit trends reflect economic conditions in the Corporation’s three largest geographic markets. While the economic conditions in Michigan deteriorated over the last year, the economic conditions in Texas have continued to improve somewhat faster than growth in the national economy, while California appears to be improving, but at a rate equal to the nation as a whole. The average Michigan Business Activity index for the first six months of 2007 declined less than one percent when compared to the average for all of 2006. The Michigan Business Activity index represents 10 different measures of Michigan economic activity compiled by the Corporation. Intense restructuring efforts in the Michigan-based automotive sector and weakness in the real estate sector are creating a significant drag on the state economy, however the economy is showing more signs of stabilizing. Forward-looking indicators suggest that economic conditions in the Corporation’s primary markets are likely to resemble recent trends for the remainder of 2007.
     The provision for credit losses on lending-related commitments was a negative provision of $2 million and a negative provision of $4 million for the three and six month periods ended June 30, 2007, respectively, compared to provisions of $1 million and $14 million for the comparable periods in 2006. The Corporation establishes this provision to maintain an adequate allowance to cover probable credit losses inherent in lending-related commitments. The decreases in the three and six month periods ended June 30, 2007, when compared to the same periods in 2006, were primarily the result of a decrease in specific reserves related to unused commitments extended to customers in the automotive industry. These reserves declined due to sales of these unfunded commitments and improvements in the associated market values.
     Net credit-related charge-offs were 20 basis points as a percent of average total loans for the first six months of 2007, compared to 17 basis points for the same period in 2006. Management currently expects full-year 2007 average net credit-related charge-offs of about 20 basis points of full-year average loans, with a provision for credit losses modestly exceeding net charge-offs.
Noninterest Income
     Noninterest income was $225 million for the three months ended June 30, 2007, an increase of $22 million, or 10 percent, compared to $203 million for the same period in 2006. The increase in noninterest income in the second quarter 2007 was primarily due to increases in fiduciary income ($5 million), commercial lending fees ($2 million), card fees ($2 million) and deferred compensation asset returns ($7 million).
     Noninterest income was $428 million for the first six months of 2007, an increase of $30 million, or seven percent, compared to the same period in 2006, due primarily to increases in fiduciary income ($10 million), commercial lending fees ($3 million), card fees ($3 million), deferred compensation asset returns ($8 million) and a first quarter 2006 impairment charge of $5 million on the Mexican bank charter held-for-sale which was included in “net gain (loss) on sales of businesses” on the consolidated statements of income.
     Certain categories included in “other noninterest income” on the consolidated statements of income are highlighted in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006

Other noninterest income
Risk management hedge gains (losses) from interest rate and foreign exchange contracts	$1	$(1)	$1	$(3)

Deferred compensation asset returns*	6	(1)	7	(1)

*	Compensation deferred by the Corporation’s officers is invested in stocks and bonds to reflect the investment selections of the officers. Income earned on these assets is reported in noninterest income and the offsetting increase in the liability is reported in salaries expense.
     Management currently expects low single-digit growth in noninterest income in full-year 2007, from a 2006 adjusted base of $820 million which excludes the Financial Services Division-related lawsuit settlement and the loss on sale of the Mexican bank charter in 2006.
Noninterest Expenses
     Noninterest expenses were $411 million for the three months ended June 30, 2007, an increase of $22 million, or six percent, from $389 million for the comparable period in 2006. The $22 million increase in noninterest expenses in the second quarter 2007, compared to the second quarter 2006, reflected increases in incentive compensation ($16 million), regular salaries ($4 million), net occupancy and equipment expense on a combined basis ($3 million), and customer services expense ($2 million), partially offset by decreases in litigation and operational losses ($12 million). The $16 million increase in incentive compensation reflected an increase in costs related to deferred compensation plans of $7 million (offset by an increase in deferred compensation asset returns recognized in other noninterest income) and increased incentives primarily tied to peer-comparison performance. The $4 million increase in regular salaries was primarily the result of annual merit increases. Net occupancy and equipment expense increased primarily due to the addition of 12 new banking centers in the six months ended June 30, 2007, along with 25 new banking centers in full-year 2006. Customer services expense, which represents compensation provided to customers and is one method to attract and retain title and escrow deposits in the Financial Services Division, was $11 million in the second quarter 2007, an increase of $2 million compared to $9 million in the second quarter 2006. The amount of customer services expense varies from period to period as a result of changes in the level of noninterest-bearing deposits in the Financial Services Division, the level of the low-rate loans, the earnings credit allowances provided on these deposits, and a competitive environment. The decrease in litigation and operational losses reflected a litigation-related insurance settlement of $8 million in the second quarter of 2007. Noninterest expenses in the second quarter 2007 included approximately $2 million of costs related to the previously announced relocation of the Corporation’s headquarters to Dallas, Texas, reflected in salaries and other noninterest expenses.
     The following table summarizes the various components of salaries and employee benefits expense.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006

Salaries
Salaries — regular	$156	$152	$310	$300
Severance	1	1	1	2
Incentives	46	30	75	55
Share-based compensation	12	14	35	33

Total salaries	215	197	421	390
Employee benefits
Pension expense	11	8	18	20
Other employee benefits	39	36	78	74

Total employee benefits	50	44	96	94

Total salaries and employee benefits	$265	$241	$517	$484

     Noninterest expenses were $818 million for both the first six months of 2007 and 2006. Noninterest expenses in the first six months of 2007, compared to first six months of 2006, reflected increases in incentive compensation ($20 million), regular salaries ($10 million) and net occupancy and equipment expense on a combined basis ($10 million), and were offset by decreases in the provision for credit losses on lending-related commitments ($18 million) and litigation and operational losses ($10 million). The increases and decreases for the first six months of 2007, compared to the first six months of 2006, were primarily due to the same reasons cited in the quarterly discussion above.
     Beginning January 1, 2007, the Corporation prospectively classified interest expense on tax liabilities in the “provision for income taxes” on the consolidated statements of income. For further discussion of interest on tax liabilities, refer to Note 1 to the consolidated financial statements, and to the following section, entitled “Provision for Income Taxes and Tax-Related Interest.” Noninterest expenses included a negative $5 million for interest on tax liabilities for the second quarter 2006, due to settlement of various refund claims, and $21 million for the first six months of 2006.
     Management currently expects flat noninterest expenses for the full-year 2007, excluding the provision for credit losses on lending-related commitments, from a 2006 adjusted base of $1,669 million. The outlook reflects anticipated 2007 costs associated with the previously announced headquarters move to Dallas, Texas (expected to be about $10 million in 2007, with most of the remaining $8 million expected to be incurred in the third quarter 2007).
Provision for Income Taxes and Tax-related Interest
     The provision for income taxes for the second quarter 2007 was $91 million, compared to $92 million for the same period a year ago. The effective tax rate was 32 percent for both the second quarter 2007 and 2006. For the six months ended June 30, 2007 and 2006, the provision for income taxes was $177 million and $157 million, respectively. For the six months ended June 30, 2007 and 2006, the effective tax rate was 31 percent and 28 percent, respectively. In the first quarter 2006, the IRS completed the examination of the Corporation’s federal tax returns for the years 1996 through 2000. Tax reserves, which include the provision for income taxes and interest expense on tax liabilities (included in “other noninterest expenses” in 2006) were adjusted to reflect the resolution of those tax years, and to reflect an updated assessment of reserves on certain types of structured lease transactions and a series of loans to foreign borrowers. The effect of these adjustments decreased federal taxes ($16 million) and increased interest expense on tax liabilities ($23 million, $15 million after-tax) in the first quarter 2006. Tax-related interest was reduced by $6 million in the second quarter 2006 upon settlement of various refund claims with the IRS.
     Management currently expects an effective tax rate for the full-year 2007 of about 32 percent.
Business Segments
     The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance Division. Note 13 to the consolidated financial statements presents financial results of these business segments for the six months ended June 30, 2007 and 2006. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 13 to these consolidated financial statements and Note 24 to the consolidated financial statements in the Corporation’s 2006 Annual Report.

     The following table presents net income (loss) by business segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2007		2006

Business Bank	$278	72%	$288	72%
Retail Bank	68	18	77	19
Wealth & Institutional Management	37	10	34	9

	383	100%	399	100%
Finance	1		(9)
Other*	2		4

Total	$386		$394

*	Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division
     The Business Bank’s net income of $278 million decreased $10 million, or three percent, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Net interest income (FTE) was $667 million, an increase of $19 million from the comparable prior year period. The increase in net interest income (FTE) was primarily due to a $3.0 billion increase in average loan balances (excluding Financial Services Division), partially offset by a decline in net interest income from the Financial Services Division and loan spreads. Average low-rate Financial Services Division loan balances declined $1.2 billion for the six months ended June 30, 2007 and average Financial Services Division noninterest-bearing deposits declined $1.4 billion. The provision for loan losses increased $54 million, from a negative provision of $8 million in the comparable period in the prior year, primarily due to an increase in retail trade (gasoline delivery) and Michigan commercial real estate industry reserves in 2007 and credit improvements recognized in the first six months of 2006. Noninterest income of $130 million decreased $3 million from the comparable prior year period, primarily due to an $8 million decrease in net income from principal investing and warrants, including a negative $4 million warrant fair value adjustment in the first quarter 2007, and a $3 million decrease in investment banking fees, partially offset by a $5 million impairment charge on Mexican bank charter assets held-for-sale recognized in the first quarter 2006. Noninterest expenses of $346 million for the six months ended June 30, 2007 decreased $29 million from the same period in the prior year, primarily due to a $24 million decline in the provision of loan losses on lending-related commitments.
     The Retail Bank’s net income decreased $9 million, or 11 percent, to $68 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Net interest income (FTE) of $317 million was unchanged from the comparable prior year period as the benefit of a $360 million increase in average deposit balances was offset by a decline in loan spreads. The provision for loan losses decreased $5 million primarily due to improved credit risk. Noninterest income of $109 million increased $5 million from the comparable prior year period, partially due to a $2 million increase in income from the sale of SBA loans. Noninterest expenses of $313 million for the six months ended June 30, 2007, increased $21 million from the same period in the prior year, primarily due to a $10 million increase in expenses related to the addition of new banking centers, mostly salaries and employee benefits expense and net occupancy expenses. The Corporation opened 12 new banking in the six months ended June 30, 2007, and is on target to open 30 total banking centers in 2007.
     Wealth & Institutional Management’s net income increased $3 million, or nine percent, to $37 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Net interest income (FTE) of $72 million decreased $2 million from the comparable period in the prior year as decreases in loan spreads and average deposit balances were partially offset by an increase in average loan balances. Noninterest income of $141 million increased $13 million from the comparable period in the prior year, primarily due to a $10 million increase in fiduciary income in the six months ended June 30, 2007 and a $1 million gain from the sale of an insurance subsidiary in the first quarter 2007. Noninterest expenses of $155 million increased $4 million from the same period in the prior year due to an increase in salaries and employee benefits expense.
     Net income for the Finance Division was $1 million for the six months ended June 30, 2007, compared to a net loss of $9 million for the six months ended June 30, 2006. Contributing to the increase in net income was a $16 million increase in net interest income (FTE), primarily due to rising rate environment in which income received from the lending-related business increased faster than the longer-term value attributed to deposits generated by the business units.
     The net income for the Other category was $2 million for the six months ended June 30, 2007, compared to net income of $4 million for the six months ended June 30, 2006. Discontinued operations, net of related taxes, had a net loss of $8 million for the six months ended June 30, 2006, primarily due to an $8 million, net of taxes, transition adjustment expense related to SFAS No. 123 (R) recorded in the first quarter of 2006. Noninterest income increased $15 million, primarily due to an $8 million increase in deferred compensation asset returns and a $6 million increase in net income from principle investing and warrants. The remaining difference is due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expenses are allocated to the business segments.
Market Segments
     The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. Note 13 to the consolidated financial statements contains a description and presents financial results of these market segments for the six months ended June 30, 2007 and 2006.
     The following table presents net income (loss) by market segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2007		2006

Midwest	$177	46%	$195	49%
Western	125	33	130	32
Texas	42	11	43	11
Florida	5	1	4	1
Other Markets	10	3	8	2
International	24	6	19	5

	383	100%	399	100%
Finance & Other Businesses*	3		(5)

Total	$386		$394

*	Includes discontinued operations and items not directly associated with the market segments
     The Midwest market’s net income decreased $18 million, or 10 percent, to $177 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Net interest income (FTE) of $492 million decreased $2 million from the comparable period in the prior year as a decrease in loan spreads were partially offset by increases in average loan balances and deposit spreads. The provision for loan losses increased $43 million, primarily due to an increase in commercial real estate and retail trade (gasoline delivery) industry reserves in the first six months of 2007, compared to the first six months of 2006. Noninterest income of $239 million increased $3 million from the comparable period in the prior year due to a $5 million increase in fiduciary income, partially offset by a $3 million decline in investment banking fees. Noninterest expenses of $424 million decreased $14 million from the same period in the prior year, primarily due to a $16 million decline in the provision for loan losses on lending-related commitments, which reflected stable credit quality in 2007 for customers in the automotive industry, compared to declining credit quality in 2006. The Corporation opened two new banking centers in Michigan in the six months ended June 30, 2007.
     The Western market’s net income decreased $5 million, or four percent, to $125 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Net interest income (FTE) of $355 million increased $7 million from the comparable prior year period. The increase in net interest income (FTE) was primarily due to a $1.8 billion increase in average loan balances (excluding Financial Services Division), a $752 million increase in average deposit balances (excluding Financial Services Division), offset by a decrease in net interest income from the Financial Services Division and declining loan spreads. Average low-rate Financial Services Division loan balances declined $1.2 billion in the first six months of 2007 and average Financial Services Division noninterest-bearing deposits declined $1.4 billion. The provision for loan losses increased $5 million, primarily due to credit improvements in the first six months of 2006 exceeding those in 2007. Noninterest income of $60 million for the six months ended June 30, 2007, decreased $2 million from the same period in 2006, primarily due to an $8 million decrease in net income from principle investing and warrants, including a negative $4 million warrant fair value adjustment in the first quarter 2007. This decrease was partially offset by a $2 million increase in income from the sale of SBA loans. Noninterest expenses of $223 million increased $4 million as salaries and employee benefits expense and net occupancy expense increased related to the addition of new banking centers, and increased customer services expense. The Corporation opened five new banking centers in the Western market in the six months ended June 30, 2007.

     The Texas market’s net income decreased $1 million, or four percent, to $42 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Net interest income (FTE) of $137 million increased $12 million from the comparable period in the prior year. The increase in net interest income (FTE) was primarily due to an increase in average loan and deposit balances, partially offset by a decrease in loan spreads. The provision for loan losses increased $8 million, primarily due to credit improvements recognized in the first six months of 2006. Noninterest income of $39 million increased $3 million from the same period in the prior year. Noninterest expenses of $110 million increased $7 million from the comparable period in the prior year, primarily due to a $4 million increase in salaries and employee benefits expense and a $1 million increase in net occupancy expense related to the addition of new banking centers. The Corporation opened five new banking centers in the Texas market in the six months ended June 30, 2007.
     The Florida market’s net income increased $1 million, or 23 percent, to $5 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Net interest income (FTE) of $22 million increased $1 million from the comparable period in the prior year, primarily due to an increase in average loan balances. The provision for loan losses decreased $3 million primarily due to improved credit risk and lower loan growth in the first six months of 2007, compared to the same period in 2006. Noninterest income of $7 million was unchanged from the same period in the prior year. Noninterest expenses of $18 million increased $2 million from the comparable period in the prior year.
     The Other Markets’ net income increased $2 million to $10 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Net interest income (FTE) of $15 million decreased $2 million from the comparable period in the prior year, primarily due to a decrease in average deposit balances. The provision for loan losses decreased $3 million, primarily due to an improvement in credit risk. Noninterest income of $18 million increased $4 million from the comparable period in the prior year, primarily due to a $3 million increase in fiduciary income. Noninterest expenses of $18 million increased $1 million from the comparable period in the prior year, primarily due to an increase in salaries and employee benefits expense.
     The International market’s net income increased $5 million, to $24 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Net interest income (FTE) of $35 million increased $1 million from the comparable period in the prior year. The provision for loan losses was negative in both the first six months of 2007 and 2006, due to credit improvements and recoveries. Noninterest income of $17 million increased $7 million from the comparable period in the prior year, primarily due to a $5 million impairment charge on Mexican bank charter assets held-for-sale that was recognized in the first quarter 2006. Noninterest expenses of $21 million decreased $4 million from the comparable period in the prior year, partially due to the sale of the Mexican bank charter in the third quarter 2006.
     The net income for the Finance & Other Business segment was $3 million for the six months ended June 30, 2007, compared to a net loss of $5 million for the six months ended June 30, 2006. Discontinued operations, net of related taxes, had a net loss of $8 million for the six months ended June 30, 2006, primarily due to an $8 million, net of taxes, transition adjustment expense related to SFAS No. 123 (R) recorded in the first quarter 2006. Net interest income (FTE) increased $15 million, primarily due to the rising rate environment in which income received from the lending-related business increased faster than the longer-term value attributed to deposits generated by the business units. Noninterest income increased $15 million, primarily due to an $8 million increase in deferred compensation asset returns and a $6 million increase in net income from principle investing and warrants. The remaining difference is due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expenses are allocated to the business segments.
     The following table lists the number of the Corporation’s banking centers by market segment at June 30:

	2007	2006

Midwest	240	240
Western	80	65
Texas	72	61
Florida	9	8
International	1	4

Total	402	378

Financial Condition
     Total assets were $58.6 billion at June 30, 2007, compared to $58.0 billion at year-end 2006 and $57.1 billion at June 30, 2006. Total period-end loans increased $1.3 billion, or three percent, to $48.8 billion from December 31, 2006 to June 30, 2007. On an average basis, total loans increased $1.2 billion, or three percent ($1.6 billion, or three percent, excluding Financial Services Division loans), to $49.8 billion in the second quarter 2007, compared to $48.6 billion in the fourth quarter 2006. Within average loans, several business lines showed growth, including the Global Corporate Banking (nine percent), National Dealer Services (six percent), Private Banking (six percent), Small Business (three percent), and Middle Market (two percent) loan portfolios, from the fourth quarter 2006 to the second quarter 2007. Excluding Financial Services Division loans, average loans grew in the International Market (nine percent), Other Markets (nine percent), Western Market (seven percent), Texas Market (three percent), and Florida Market (two percent) from the fourth quarter 2006 to the second quarter 2007. Period-end federal funds sold and securities purchased under agreements to resell decreased $1.4 billion from December 31, 2006 to June 30, 2007, as funding sources were lower at June 30, 2007. Investment securities available-for-sale increased $706 million, from December 31, 2006, to $4.4 billion at June 30, 2007 primarily due to the purchase of approximately $600 million of mortgage-backed Government-sponsored agency securities in the first six months of 2007, to replace those that had matured in 2007 and 2006.
     Management currently expects average loan growth for full-year 2007, compared to 2006, to be in the mid to high single-digit range, excluding Financial Services Division loans, with flat growth in the Midwest market and low double-digit growth in the Western and Texas markets.
     Shared National Credit (SNC) loans totaled $9.5 billion (approximately 1,025 borrowers) at June 30, 2007, compared to $8.8 billion (approximately 1,000 borrowers) at December 31, 2006. SNC loans are facilities greater than $20 million shared by three or more federally supervised financial institutions, which are reviewed by regulatory authorities at the agent bank level. These loans, diversified by both line of business and geography, represented approximately 20 percent and 19 percent of total loans at June 30, 2007 and December 31, 2006, respectively. The Corporation generally seeks to obtain ancillary business within about two years of entering a SNC relationship. There were no SNC net loan charge-offs for the six month period ended June 30, 2007, and SNC loans comprised less than one percent of total nonaccrual loans at both June 30, 2007 and December 31, 2006.
     Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $14.2 billion at June 30, 2007, of which $5.1 billion, or 36 percent, were to borrowers in the Commercial Real Estate line of business. Borrowers in the Commercial Real Estate line of business include both local and national real estate developers, primarily involved in residential real estate. The $9.1 billion of commercial real estate loans in other business lines consist primarily of commercial mortgages for properties of middle market and small business customers. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate line of business by project type and location of property:

(dollar amounts in millions)
June 30, 2007	Location of Property
					Other
Project Type:	Western	Michigan	Texas	Florida	Markets	Total	% of Total

Real estate construction loans:
Commercial Real Estate business line:
Single Family	$963	$111	$184	$254	$128	$1,640	43%
Land Development	394	131	174	41	76	816	21
Retail	137	69	118	38	53	415	11
Multi-family	63	18	82	33	56	252	7
Office	95	15	52	4	4	170	4
Land Carry	166	6	—	—	—	172	5
Commercial	78	14	6	5	7	110	3
Other	111	28	14	23	32	208	6

Total	$2,007	$392	$630	$398	$356	$3,783	100%

Commercial mortgage loans:
Commercial Real Estate business line:
Land Carry	$199	$193	$112	$105	$113	$722	54%
Office	31	46	27	—	13	117	9
Retail	43	59	27	5	47	181	13
Multi-family	7	84	40	12	14	157	12
Commercial	35	43	9	—	6	93	7
Other	3	16	4	14	30	67	5

Total	$318	$441	$219	$136	$223	$1,337	100%

     Total liabilities increased $704 million, or one percent, from $52.8 billion at December 31, 2006, to $53.6 billion at June 30, 2007. Total deposits decreased $1.7 billion, or four percent, to $43.2 billion at June 30, 2007, from $44.9 billion at December 31, 2006, as a result of a $1.1 billion decrease in noninterest-bearing deposits and a $616 million decrease in foreign office time deposits. Institutional certificates of deposit decreased $304 million, as the Corporation replaced maturing certificates with senior debt, a trend expected to continue for the remainder of 2007. Deposits in the Financial Services Division, some of which are not expected to be long-lived, decreased to $5.4 billion at June 30, 2007, from $6.5 billion at December 31, 2006. Average Financial Services Division deposits decreased $786 million, to $4.5 billion in the second quarter 2007, from $5.3 billion in the fourth quarter 2006, in part due to the continued slowing of the real estate activity in the Western market in the second quarter 2007. Average Financial Services Division noninterest-bearing deposits decreased $676 million, to $3.3 billion in the second quarter 2007, from $4.0 billion in the fourth quarter 2006.
     Management expects the following for full-year 2007, based upon current trends:
•	Average Financial Services Division noninterest-bearing deposits of $3.2 billion; and
•	Average Financial Services Division loans will fluctuate in tandem with the level of noninterest-bearing deposits.

Capital
     Shareholders’ equity was $5.0 billion at June 30, 2007 and $5.2 billion at December 31, 2006.
     The following table presents a summary of changes in shareholders’ equity in the six month period ended June 30, 2007:

(in millions)

Balance at December 31, 2006		$5,153
FIN 48 transition adjustment, net of tax		3
FSP 13-2 transition adjustment, net of tax		(46)

Balance at January 1, 2007		5,110
Retention of earnings (net income less cash dividends declared)		187
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$(15)
Cash flow hedges	21
Defined benefit and other postretirement plans adjustment	10

Total change in accumulated other comprehensive income (loss)		16
Repurchase of approximately 7.0 million shares of common stock		(425)
Net issuance of common stock under employee stock plans		95
Recognition of share-based compensation expense		35

Balance at June 30, 2007		$5,018

     At June 30, 2007, the November 14, 2006 authorization of the Board of Directors of the Corporation to purchase up to 10 million shares of Comerica Incorporated outstanding common stock remained unfilled. Substantially all shares purchased as part of the Corporation’s publicly announced repurchase program were transacted in the open market and were within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. There is no expiration date for the Corporation’s share repurchase program.
     The following table summarizes the Corporation’s share repurchase activity for the six months ended June 30, 2007.

			Total Number of Shares
	Total Number		Purchased as Part of Publicly	Remaining Share
	of Shares	Average Price	Announced Repurchase Plans	Repurchase
(shares in thousands)	Purchased (1)	Paid Per Share	or Programs	Authorization (2)

Total first quarter 2007	3,491	$60.29	3,441	9,113

April 2007	454	62.75	446	8,667
May 2007	1,397	62.72	1,397	7,270
June 2007	1,645	61.51	1,645	5,625

Total second quarter 2007	3,496	62.15	3,488	5,625

Total year-to-date 2007	6,987	$61.22	6,929	5,625

(1)	Includes shares purchased as part of publicly announced repurchase plans or programs, shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for grant prices and/or taxes related to stock option exercises and restricted stock vesting under the terms of an employee share-based compensation plan.

(2)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs.

     The Corporation’s capital ratios exceed minimum regulatory requirements as follows:

	June 30,	December 31,
	2007	2006

Tier 1 common capital ratio*	7.19%	7.54%
Tier 1 risk-based capital ratio (4.00% — minimum)*	7.87	8.02
Total risk-based capital ratio (8.00% — minimum)*	11.71	11.63
Leverage ratio (3.00% — minimum)*	9.68	9.76

*	June 30, 2007 ratios are estimated
     At June 30, 2007, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (Tier 1 risk-based capital, total risk-based capital and leverage ratios greater than six percent, 10 percent and five percent, respectively). Based on an interim decision issued by the banking regulators, the after-tax charge to shareholders’ equity associated with the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R),” was excluded from the calculation of regulatory capital ratios. Therefore, for purposes of calculating regulatory capital ratios, shareholders’ equity was increased by $215 million and $205 million on December 31, 2006 and June 30, 2007, respectively.
     The Corporation expects to continue active capital management in 2007 within targeted capital ratios: Tier 1 common from 6.50 percent to 7.50 percent and Tier 1 risk-based from 7.25 percent to 8.25 percent. Total open market share repurchases in 2007 are expected to be about nine million shares.

Risk Management
     The following updated information should be read in conjunction with the “Risk Management” section on pages 44-59 of the Corporation’s 2006 Annual Report.
Credit Risk
Allowance for Credit Losses and Nonperforming Assets
     The allowance for credit losses is the combined allowance for loan losses and allowance for credit losses on lending-related commitments. The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The Corporation performs a detailed quarterly credit quality review on both large business and certain large personal purpose consumer and residential mortgage loans that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying projected loss ratios, based on numerous factors identified below, to the loans within each risk rating. In addition, a portion of the allowance is allocated to these remaining loans based on industry specific risks inherent in certain portfolios, including portfolio exposures to automotive, contractor, technology-related, and retail trade (gasoline delivery) industries, Michigan commercial real estate, and Small Business Administration loans. The portion of the allowance allocated to all other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends and past due and nonaccrual trends. These loss ratios are supported by underlying analysis, including information on migration and loss given default studies from each of the three largest geographic markets (Midwest, Western and Texas), as well as mapping to bond tables.
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
     The total allowance for loan losses is available to absorb losses from any segment within the portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance. Inclusion of other industry specific portfolio exposures in the allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in the need for additional provision for loan losses in order to maintain an allowance that complies with credit risk and accounting policies. At June 30, 2007, the total allowance for loan losses was $507 million, an increase of $14 million from $493 million at December 31, 2006. The increase resulted primarily from an increase in individual and industry reserves for customers in the retail trade (gasoline delivery) and Michigan commercial real estate industries. These increases were partially offset by reductions of the projected loss rates for the Corporation’s Western Market due to continued strong metrics and the industry reserves for customers in the air transportation and entertainment industries. The allowance for loan losses as a percentage of total period-end loans was 1.04 percent at both June 30, 2007 and December 31, 2006.
     The Corporation also maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheets. Lending-related commitments for which it is probable that the commitment will be drawn (or sold) are reserved with the same projected loss rates as loans, or with specific reserves. In general, the probability of draw is considered certain once the credit becomes a watch list credit (generally consistent with regulatory defined special mention, substandard and doubtful credits). Non-watch list credits have a lower probability of draw, to which standard loan loss rates are applied. The allowance for credit losses on lending-related commitments was $19 million at June 30, 2007, a decrease of $7 million from $26 million at December 31, 2006, resulting primarily from a decrease in specific reserves related to unused commitments to extend credit to customers in the automotive industry due to sales of these unfunded commitments and improvements in the associated market values. Unfunded lending-related commitments of $60 million and $65 million were sold in the six months ended June 30, 2007 and 2006, respectively.
     Nonperforming assets at June 30, 2007 were $259 million, compared to $232 million at December 31, 2006, an increase of $27 million, or 12 percent. The allowance for loan losses as a percentage of nonperforming assets decreased to 195 percent at June 30, 2007, from 213 percent at December 31, 2006. Although nonperforming assets increased, these remain low by historical standards.
     Nonperforming assets at June 30, 2007 and December 31, 2006 were categorized as follows:

	June 30,	December 31,
(in millions)	2007	2006

Nonaccrual loans:
Commercial	$88	$97
Real estate construction:
Commercial Real Estate business line	37	18
Other business lines	7	2

Total real estate construction	44	20
Commercial mortgage:
Commercial Real Estate business line	20	18
Other business lines	84	54

Total commercial mortgage	104	72
Residential mortgage	1	1
Consumer	3	4
Lease financing	—	8
International	4	12

Total nonaccrual loans	244	214
Reduced-rate loans	—	—

Total nonperforming loans	244	214
Foreclosed property	15	18

Total nonperforming assets	$259	$232

Loans past due 90 days or more and still accruing	$29	$14

     The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2007	March 31, 2007	December 31, 2006

Nonaccrual loans at beginning of period	$218	$214	$174
Loans transferred to nonaccrual (1)	107	69	66
Nonaccrual business loan gross charge-offs (2)	(40)	(31)	(16)
Loans transferred to accrual status (1)	(8)	—	—
Nonaccrual business loans sold (3)	—	(4)	—
Payments/Other (4)	(33)	(30)	(10)

Nonaccrual loans at end of period	$244	$218	$214

(1) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(2) Analysis of gross loan charge-offs:
Nonaccrual business loans	$40	$31	$16
Performing watch list loans	—	—	2
Consumer and residential mortgage loans	3	3	13

Total gross loan charge-offs	$43	$34	$31

(3) Analysis of loans sold:
Nonaccrual business loans	$—	$4	$—
Performing watch list loans	—	—	25

Total loans sold	$—	$4	$25

(4) Includes net changes related to nonaccrual loans with balances less than $2 million, other than business loan gross charge-offs and nonaccrual business loans sold, and payments on nonaccrual loans with book balances greater than $2 million.

     Twenty loan relationships with balances greater than $2 million, which totaled $107 million, were transferred to nonaccrual status in the second quarter 2007, an increase of $38 million from $69 million in the first quarter 2007. Of the transfers to nonaccrual in the second quarter 2007, $69 million were from the Midwest market. There were two loan relationships greater than $10 million transferred to nonaccrual in the second quarter 2007, one from the Midwest market and one from the Western market. These loans totaled $32 million and were to companies in the real estate industry.
     The following table presents a summary of total internally classified watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans). Total watch list loans increased slightly both in dollars and as a percentage of the total loan portfolio from December 31, 2006 to June 30, 2007.

(dollar amounts in millions)	June 30, 2007	December 31, 2006

Total watch list loans	$2,681	$2,411
As a percentage of total loans	5.5%	5.1%

     The following table presents a summary of nonaccrual loans at June 30, 2007 and loan relationships transferred to nonaccrual and net loan charge-offs during the three months ended June 30, 2007, based primarily on the Standard Industrial Classification (SIC) industry categories.

			Three Months Ended
(dollar amounts in millions)	June 30, 2007		June 30, 2007

			Loans Transferred to		Net Loan Charge-Offs
Industry Category	Nonaccrual Loans		Nonaccrual *		(Recoveries)

Real estate	$66	27%	$57	54%	$13	45%
Retail trade	56	22	—	—	13	44
Services	39	16	20	18	4	14
Automotive	20	8	—	—	(6)	(19)
Manufacturing	19	8	13	12	2	6
Wholesale trade	17	7	6	6	2	5
Contractors	9	4	4	4	—	1
Transportation	4	2	4	3	—	—
Consumer non-durables	3	1	3	3	1	2
Other **	11	5	—	—	1	2

Total	$244	100%	$107	100%	$30	100%

*	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

**	Consumer nonaccrual loans and net charge-offs are included in the “Other” category.
     Net loan charge-offs for the second quarter 2007 were $30 million, or 0.24 percent of average total loans, compared to $18 million, or 0.15 percent, for the second quarter 2006. Total net credit-related charge-offs for the second quarter 2007 were $30 million, or 0.24 percent of average total loans, compared to $19 million, or 0.16 percent, for the second quarter 2006. The carrying value of nonaccrual loans as a percentage of contractual value was 73 percent at June 30, 2007, compared to 71 percent at December 31, 2006 and 62 percent at June 30, 2006. The increase in carrying value of nonaccrual loans as a percentage of the contractual value from a year ago reflects a stronger focus in recent years on exiting under-collateralized loan relationships prior to the loan reaching nonaccrual status, either through secondary debt market sales or aggressively encouraging those borrowers to find other sources of financing.
     For further discussion of credit risk, see pages 44-52 in the Corporation’s 2006 Annual Report.
Market Risk
Interest Rate Risk
     Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation actively manages its exposure to interest rate risk. The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, using simulation modeling analysis as its principal risk management evaluation technique. The results of these analyses provide the information needed to assess the balance sheet structure. Changes in economic activity, different from those management included in its simulation analyses, whether domestically or internationally, could translate into a materially different interest rate environment than currently expected. Management evaluates “base” net interest income under what is believed to be the most likely balance sheet structure and interest rate environment. The most likely interest rate environment is derived from management’s forecast for the next 12 months. This “base” net interest income is then evaluated against non-parallel interest rate scenarios that increase and decrease 200 basis points (but not lower than zero percent) from the most likely rate environment. Since movement is from the most likely rate environment, actual movement from the current rates may be more or less than 200 basis points. For this analysis, the rise or decline in interest rates occurs in a linear fashion over four months. In addition, adjustments to asset prepayment levels, yield curves and overall balance sheet mix and growth assumptions are made to be consistent with each interest rate environment. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Derivative instruments entered into for risk management purposes are included in these analyses. The measurement of risk exposure at June 30, 2007 for a decline in interest rates of 200 basis points resulted in an estimated adverse impact on net interest income during the next 12 months of approximately $73 million, or four percent of forecasted net interest income for the period.

Corresponding measures of risk exposure at December 31, 2006 resulted in an estimated adverse impact on net interest income of approximately $72 million, or four percent. Corporate policy limits adverse change to no more than five percent of management’s most likely net interest income forecast and the Corporation is operating within this policy guideline.
     In addition to the analysis described above, which assumes the rise or decline in interest rates occurs in a linear fashion over four months, the Corporation also considers alternative scenarios, including an analysis reflecting a common industry practice of assuming the rise or decline in interest rates occurs in a linear fashion over 12 months. The table below as of June 30, 2007 displays the estimated impact on net interest income during the next 12 months as it relates to the most likely scenario results from the 200 basis point non-parallel shock under this analysis. Corporate guidelines limit adverse change in this scenario to no more than four percent of management’s most likely net interest income forecast.

	June 30, 2007

(in millions)	Amount	%

Change in Interest Rates:
+200 basis points	$35	2%
-200 basis points	(50)	(2)

     The Corporation also performs an economic value of equity analysis for a longer term view of the interest rate risk position. The economic value of equity analysis begins with an estimate of the mark-to-market valuation of the Corporation’s balance sheet and then applies the estimated market value impact of rate movements upon the assets and liabilities. The economic value of equity is then calculated as the residual necessary to re-balance the resulting assets and liabilities. The market value change in the economic value of equity is then compared to the corporate policy guideline limiting such adverse change to 10 percent of the base economic value of equity as a result of an immediate parallel 200 basis point increase or decrease in interest rates. The Corporation is operating within this policy parameter. As with net interest income shocks, a variety of alternative scenarios are performed to measure the impact on economic value of equity, including, but not limited to, changes in balance sheet structure and yield curve twists.
     The table below as of June 30, 2007 and December 31, 2006 displays the estimated impact on the economic value of equity from the 200 basis point immediate parallel increase or decrease in interest rates as described above. The change in the economic value of equity from December 31, 2006 to June 30, 2007 was primarily driven by the issuance of $515 million of 6.576% fixed rate subordinated notes due 2037, which resulted in a decline of three percentage points under the 200 basis point parallel decrease in interest rates scenario in the table below. The subordinated notes due 2037 relate to trust preferred securities issued by an unconsolidated subsidiary in the first quarter 2007.

	June 30, 2007		December 31, 2006

(in millions)	Amount	%	Amount	%

Change in Interest Rates:
+200 basis points	$303	3%	$155	2%
-200 basis points	(654)	(7)	(351)	(4)

Other Market Risks
     At June 30, 2007, the Corporation had an $83 million portfolio of indirect (through funds) private equity and venture capital investments, and had commitments of $45 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable, and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value. Approximately $13 million of the underlying equity and debt (primarily equity) in these funds are to companies in the automotive industry. The automotive-related positions do not represent a majority of any one fund’s investments, and therefore, the exposure related to these positions is mitigated by the performance of other investment interests within the fund’s portfolio of companies.
     The Corporation holds a portfolio of approximately 800 warrants for generally non-marketable equity securities. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. As discussed in Note 1 to the consolidated financial statements in the Corporation’s 2006 Annual Report, warrants that have a net exercise provision embedded in the warrant agreement are required to be accounted for as derivatives and recorded at fair value. The value of all warrants that are carried at fair value ($20 million at June 30, 2007) is at risk to changes in equity markets, general economic conditions and other factors. The majority of new warrants obtained as part of the loan origination process no longer contain an embedded net exercise provision.
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
ITEM 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. The Corporation maintains a set of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management has evaluated, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Corporation’s disclosure controls and procedures are effective.
(b)	Changes in Internal Controls. During the period to which this report relates, there have not been any changes in the Corporation’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, such controls.

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
ITEM 4. Submission of Matters to a Vote of Security Holders
          The Corporation’s Annual Meeting of Shareholders was held on May 15, 2007. At the meeting, shareholders of the Corporation voted to:
1.	Elect five class II Directors for three-year terms expiring in 2010 or upon the election and qualification of their successors;

2.	Ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2007; and

3.	Reject a shareholder proposal for the Corporation to prepare a sustainability report.
1. The nominees for election as Class II Directors of the Corporation and the results are as follows:

	For	Against/Withheld	Abstained	Broker Non-Votes

Ralph W. Babb, Jr.	121,975,693	5,816,024	1,223,043	—
James F. Cordes	122,249,884	5,516,163	1,248,713	—
Peter D. Cummings	126,372,078	1,420,637	1,222,045	—
William P. Vititoe	126,363,791	1,419,128	1,231,841	—
Kenneth L. Way	126,255,241	1,517,505	1,242,014	—

The names of other Directors of the Corporation whose terms of office continued after the meeting are as follows:

Incumbent Class I Directors		Incumbent Class III Directors

Lillian Bauder	Robert S. Taubman	Joseph J. Buttigieg, III	T. Kevin DeNicola
Anthony F. Early, Jr.	Reginald M. Turner, Jr.	Roger A. Cregg	Alfred A. Piergallini

2. Ratification of the independent auditor for the fiscal year ending December 31, 2007. The results are as follows:

	For	Against/Withheld	Abstained	Broker Non-Votes

Ernst & Young LLP	123,031,429	4,833,407	1,149,924	—

3. Rejection of a shareholder proposal for the Corporation to prepare a sustainability report. The results are as follows:

	For	Against/Withheld	Abstained	Broker Non-Votes

Shareholder Proposal	41,724,864	50,946,516	14,410,163	21,933,217

ITEM 6. Exhibits

(31.1)	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(32)	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

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

Date: August 1, 2007

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