Form 10-Q
period 2007-09-30
COMERICA INC /NEW/
filed 2007-10-29
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-10706
Comerica Incorporated
(Exact name of registrant as specified in its charter)

Delaware	38-1998421
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)
Comerica Bank Tower
1717 Main Street, MC 6404
Dallas, Texas
75201
(Address of principal executive offices)
(Zip Code)
(214) 969-6476
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
          $5 par value common stock:
               Outstanding as of October 12, 2007: 151,018,124 shares

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

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

	September 30,	December 31,	September 30,
(in millions, except share data)	2007	2006	2006
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$1,271	$1,434	$1,456
Federal funds sold and securities purchased under agreements to resell	129	2,632	3,473
Other short-term investments	293	327	259
Investment securities available-for-sale	4,942	3,662	3,931

Commercial loans	27,392	26,265	25,755
Real estate construction loans	4,759	4,203	4,122
Commercial mortgage loans	9,994	9,659	9,485
Residential mortgage loans	1,892	1,677	1,622
Consumer loans	2,397	2,423	2,498
Lease financing	1,319	1,353	1,321
International loans	1,843	1,851	1,712

Total loans	49,596	47,431	46,515
Less allowance for loan losses	(512)	(493)	(493)

Net loans	49,084	46,938	46,022

Premises and equipment	635	568	540
Customers’ liability on acceptances outstanding	39	56	64
Accrued income and other assets	3,629	2,384	2,729

Total assets	$60,022	$58,001	$58,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$11,290	$13,901	$15,132

Money market and NOW deposits	14,814	15,250	14,711
Savings deposits	1,402	1,365	1,378
Customer certificates of deposit	8,010	7,223	7,057
Institutional certificates of deposit	5,049	5,783	5,783
Foreign office time deposits	1,355	1,405	869

Total interest-bearing deposits	30,630	31,026	29,798

Total deposits	41,920	44,927	44,930

Short-term borrowings	2,813	635	225
Acceptances outstanding	39	56	64
Accrued expenses and other liabilities	1,267	1,281	1,292
Medium- and long-term debt	8,906	5,949	6,755

Total liabilities	54,945	52,848	53,266

Common stock — $5 par value:
Authorized - 325,000,000 shares
Issued - 178,735,252 shares at 9/30/07, 12/31/06 and 9/30/06	894	894	894
Capital surplus	551	520	507
Accumulated other comprehensive loss	(238)	(324)	(128)
Retained earnings	5,484	5,282	5,079
Less cost of common stock in treasury - 27,725,572 shares at 9/30/07, 21,161,161 shares at 12/31/06 and 19,892,137 shares at 9/30/06	(1,614)	(1,219)	(1,144)

Total shareholders’ equity	5,077	5,153	5,208

Total liabilities and shareholders’ equity	$60,022	$58,001	$58,474

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2007	2006	2007	2006

INTEREST INCOME
Interest and fees on loans	$895	$843	$2,628	$2,358
Interest on investment securities	52	43	140	132
Interest on short-term investments	5	7	18	20

Total interest income	952	893	2,786	2,510

INTEREST EXPENSE
Interest on deposits	294	272	864	707
Interest on short-term borrowings	29	28	75	115
Interest on medium- and long-term debt	126	91	333	207

Total interest expense	449	391	1,272	1,029

Net interest income	503	502	1,514	1,481
Provision for loan losses	45	15	104	15

Net interest income after provision for loan losses	458	487	1,410	1,466

NONINTEREST INCOME
Service charges on deposit accounts	55	56	164	164
Fiduciary income	49	45	147	133
Commercial lending fees	19	16	52	46
Letter of credit fees	16	17	47	48
Foreign exchange income	11	9	30	28
Brokerage fees	11	10	32	30
Card fees	14	11	40	34
Bank-owned life insurance	8	8	27	31
Net income from principal investing and warrants	11	—	13	7
Net securities gains (losses)	4	—	4	(1)
Net gain (loss) on sales of businesses	—	(7)	3	(12)
Other noninterest income	32	30	99	85

Total noninterest income	230	195	658	593

NONINTEREST EXPENSES
Salaries	207	202	628	592
Employee benefits	49	48	145	142

Total salaries and employee benefits	256	250	773	734
Net occupancy expense	34	31	102	91
Equipment expense	15	13	45	41
Outside processing fee expense	23	21	67	64
Software expense	16	13	46	41
Customer services	11	11	36	33
Litigation and operational losses	6	3	—	7
Provision for credit losses on lending-related commitments	—	(5)	(4)	9
Other noninterest expenses	62	62	176	197

Total noninterest expenses	423	399	1,241	1,217

Income from continuing operations before income taxes	265	283	827	842
Provision for income taxes	85	88	262	245

Income from continuing operations	180	195	565	597
Income (loss) from discontinued operations, net of tax	1	5	2	(3)

NET INCOME	$181	$200	$567	$594

Basic earnings per common share:
Income from continuing operations	$1.18	$1.22	$3.67	$3.70
Net income	1.20	1.25	3.69	3.69

Diluted earnings per common share:
Income from continuing operations	1.17	1.20	3.61	3.65
Net income	1.18	1.23	3.63	3.64

Cash dividends declared on common stock	97	94	296	286
Dividends per common share	0.64	0.59	1.92	1.77

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

				Accumulated
				Other			Total
	Common Stock		Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except per share data)	In Shares	Amount	Surplus	Loss	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2006	162.9	$894	$461	$(170)	$4,796	$(913)	$5,068
Net income	—	—	—	—	594	—	594
Other comprehensive income, net of tax	—	—	—	42	—	—	42

Total comprehensive income							636
Cash dividends declared on common stock ($1.77 per share)	—	—	—	—	(286)	—	(286)
Purchase of common stock	(5.2)	—	—	—	—	(299)	(299)
Net issuance of common stock under employee stock plans	1.4	—	(16)	—	(25)	85	44
Recognition of share-based compensation expense	—	—	45	—	—	—	45
Employee deferred compensation obligations	(0.3)	—	17	—	—	(17)	—

BALANCE AT SEPTEMBER 30, 2006	158.8	$894	$507	$(128)	$5,079	$(1,144)	$5,208

BALANCE AT DECEMBER 31, 2006	157.6	$894	$520	$(324)	$5,282	$(1,219)	$5,153
FSP 13-2 transition adjustment, net of tax	—	—	—	—	(46)	—	(46)
FIN 48 transition adjustment, net of tax	—	—	—	—	3	—	3

BALANCE AT JANUARY 1, 2007	157.6	894	520	(324)	5,239	(1,219)	5,110
Net income	—	—	—	—	567	—	567
Other comprehensive income, net of tax	—	—	—	86	—	—	86

Total comprehensive income	—	—	—	—	—	—	653
Cash dividends declared on common stock ($1.92 per share)	—	—	—	—	(296)	—	(296)
Purchase of common stock	(9.0)	—	—	—	—	(533)	(533)
Net issuance of common stock under employee stock plans	2.4	—	(16)	—	(26)	139	97
Recognition of share-based compensation expense	—	—	46	—	—	—	46
Employee deferred compensation obligations	—	—	1	—	—	(1)	—

BALANCE AT SEPTEMBER 30, 2007	151.0	$894	$551	$(238)	$5,484	$(1,614)	$5,077

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Nine Months Ended
	September 30,
(in millions)	2007	2006

OPERATING ACTIVITIES
Net income	$567	$594
Income (loss) from discontinued operations, net of tax	2	(3)

Income from continuing operations	565	597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	104	15
Provision for credit losses on lending-related commitments	(4)	9
Depreciation and software amortization	69	61
Share-based compensation expense	46	45
Excess tax benefits from share-based compensation arrangements	(9)	(8)
Net amortization of securities	(2)	(1)
Net (gain) loss on sale/settlement of investment securities available-for-sale	(4)	1
Net (gain) loss on sales of businesses	(3)	12
Net decrease in trading securities	1	25
Net decrease in loans held-for-sale	48	57
Net increase in accrued income receivable	(10)	(49)
Net (decrease) increase in accrued expenses	(41)	85
Other, net	(45)	(31)
Discontinued operations, net	1	26

Total adjustments	151	247

Net cash provided by operating activities	716	844

INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold and other short-term investments	2,488	(2,629)
Proceeds from sales of investment securities available-for-sale	4	1
Proceeds from maturities of investment securities available-for-sale	658	973
Purchases of investment securities available-for-sale	(1,912)	(671)
Net increase in loans	(2,261)	(3,319)
Net increase in fixed assets	(126)	(106)
Net decrease (increase) in customers’ liability on acceptances outstanding	17	(5)
Proceeds from sales of businesses	3	43
Discontinued operations, net	1	—

Net cash used in investing activities	(1,128)	(5,713)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(4,140)	2,499
Net increase (decrease) in short-term borrowings	2,178	(77)
Net (decrease) increase in acceptances outstanding	(17)	5
Proceeds from issuance of medium- and long-term debt	3,835	2,930
Repayments of medium- and long-term debt	(879)	(104)
Proceeds from issuance of common stock under employee stock plans	89	36
Excess tax benefits from share-based compensation arrangements	9	8
Purchase of common stock for treasury	(533)	(299)
Dividends paid	(293)	(282)
Discontinued operations, net	—	—

Net cash provided by financing activities	249	4,716

Net decrease in cash and due from banks	(163)	(153)
Cash and due from banks at beginning of period	1,434	1,609

Cash and due from banks at end of period	$1,271	$1,456

Interest paid	$1,249	$1,025

Income taxes paid	$313	$202

Noncash investing and financing activities:
Loans transferred to other real estate	$13	$15

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 1 — Basis of Presentation and Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2006.
Income Taxes
     On January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 permits the Corporation to elect to change its accounting policy as to where interest and penalties on tax liabilities is classified in the consolidated statements of income. Effective January 1, 2007, the Corporation prospectively changed its accounting policy to classify interest and penalties on tax liabilities in the “provision for income taxes” on the consolidated statements of income. The provision for income taxes included interest on tax liabilities of $4 million and $8 million for the three and nine month periods ended September 30, 2007, respectively. For all prior periods presented, interest and penalties on tax liabilities remained classified in “other noninterest expenses” on the consolidated statements of income. Additional information regarding FIN 48 can be found in Note 6.
Impairment
     Goodwill and identified intangible assets that have an indefinite useful life are subject to impairment testing, which the Corporation conducts annually, or on an interim basis if events or changes in circumstances between annual tests indicate the assets might be impaired. The Corporation performs its annual impairment test for goodwill and identified intangible assets that have an indefinite useful life as of July 1 of each year. The impairment test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units, which are a subset of the Corporation’s operating segments, and comparing the fair value of each reporting unit to its carrying value. If the fair value is less than the carrying value, a further test is required to measure the amount of impairment. The annual test of goodwill and intangible assets that have an indefinite life, performed as of July 1, 2007, did not indicate that an impairment charge was required.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 2 — Pending Accounting Pronouncements (continued)
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 provides entities with the irrevocable option to account for selected financial assets and liabilities at fair value on a contract-by-contract basis. The Corporation can elect to apply the standard prospectively and measure certain financial instruments at fair value beginning January 1, 2008. The Corporation is currently evaluating the guidance contained in SFAS 159, and has yet to determine which assets or liabilities (if any) will be selected. At adoption, the difference between the carrying amount and the fair value of existing eligible assets and liabilities selected (if any) would be recognized via a cumulative adjustment to beginning retained earnings on January 1, 2008. After adoption, all changes in fair value would be included in the results of operations.
Note 3 — Investment Securities
     A summary of the Corporation’s temporarily impaired investment securities available-for-sale as of September 30, 2007 follows:

	Impaired
	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and other Government agency securities	$1	$— *	$4	$— *	$5	$— *
Government-sponsored enterprise securities	844	3	2,336	57	3,180	60
State and municipal securities	—	—	—	—	—	—
Other securities	—	—	—	—	—	—

Total temporarily impaired securities	$845	$3	$2,340	$57	$3,185	$60

*	Unrealized losses less than $0.5 million.
     At September 30, 2007, the Corporation had 137 securities in an unrealized loss position, including 135 government-sponsored enterprise securities (i.e., FMNA, FHLMC). The unrealized losses resulted from changes in market interest rates, not credit quality. The Corporation has the ability and intent to hold these available-for-sale investment securities until maturity or market price recovery, and full collection of the amounts due according to the contractual terms of the debt is expected; therefore, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2007.
     At September 30, 2007, investment securities having a carrying value of $1.8 billion were pledged where permitted or required by law to secure $1.2 billion of liabilities, including public and other deposits, and derivative instruments. This included securities of $962 million pledged with the Federal Reserve Bank to secure actual treasury tax and loan borrowings of $451 million at September 30, 2007, and potential borrowings of up to an additional $399 million. The remaining pledged securities of $831 million are primarily with state and local government agencies to secure $794 million of deposits and other liabilities, including deposits of the State of Michigan of $205 million at September 30, 2007.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 4 — Allowance for Credit Losses
     The following summarizes the changes in the allowance for loan losses:

	Nine Months Ended
	September 30,
(in millions)	2007	2006

Balance at beginning of period	$493	$516

Loan charge-offs:
Domestic
Commercial	62	37
Real estate construction
Commercial Real Estate business line	13	—
Other business lines	4	—

Total real estate construction	17	—
Commercial mortgage
Commercial Real Estate business line	8	1
Other business lines	28	9

Total commercial mortgage	36	10
Residential mortgage	—	—
Consumer	9	10
Lease financing	—	7
International	—	3

Total loan charge-offs	124	67

Recoveries:
Domestic
Commercial	20	22
Real estate construction	—	—
Commercial mortgage	3	3
Residential mortgage	—	—
Consumer	3	2
Lease financing	4	—
International	8	2

Total recoveries	38	29

Net loan charge-offs	86	38
Provision for loan losses	104	15
Foreign currency translation adjustment	1	—

Balance at end of period	$512	$493

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 4 — Allowance for Credit Losses (continued)
     Changes in the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, are summarized in the following table.

	Nine Months Ended
	September 30,
(in millions)	2007	2006

Balance at beginning of period	$26	$33
Less: Charge-offs on lending-related commitments*	3	11
Add: Provision for credit losses on lending-related commitments	(4)	9

Balance at end of period	$19	$31

*	Charge-offs result from the sale of unfunded lending-related commitments.
     A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans that are restructured and meet the requirements to be on accrual status are included with total impaired loans for the remainder of the calendar year of the restructuring. There were two loans totaling $9 million included in the $276 million of impaired loans at September 30, 2007 that were restructured and met the requirements to be on accrual status. Impaired loans averaged $269 million and $236 million for the three and nine month periods ended September 30, 2007, respectively, and $152 million and $139 million for the three and nine month periods ended September 30, 2006, respectively. The following presents information regarding the period-end balances of impaired loans:

	Nine Months Ended	Year Ended
(in millions)	September 30, 2007	December 31, 2006

Total period-end nonaccrual business loans	$267	$209
Plus: Impaired loans restructured during the period on accrual status at period-end	9	—

Total period-end impaired loans	$276	$209

Period-end impaired loans requiring an allowance	$254	$195

Allowance allocated to impaired loans	$58	$34

     Those impaired loans not requiring an allowance represent loans for which the fair value of expected repayments or collateral exceeded the recorded investments in such loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 5 — Medium- and Long-term Debt
     Medium- and long-term debt are summarized as follows:

(in millions)	September 30, 2007	December 31, 2006

Parent company
Subordinated notes:
7.25% subordinated note due 2007	$—	$151
4.80% subordinated note due 2015	296	294
6.576% subordinated notes due 2037	510	—
7.60% subordinated note due 2050	—	361

Total subordinated notes	806	806

Medium-term notes:
Floating rate based on LIBOR indices due 2010	150	—

Total parent company	956	806

Subsidiaries
Subordinated notes:
7.25% subordinated note due 2007	—	201
9.98% subordinated note due 2007	—	58
6.00% subordinated note due 2008	253	253
6.875% subordinated note due 2008	100	102
8.50% subordinated note due 2009	101	101
7.125% subordinated note due 2013	156	157
5.70% subordinated note due 2014	253	251
5.75% subordinated notes due 2016	657	397
5.20% subordinated notes due 2017	492	489
8.375% subordinated note due 2024	181	182
7.875% subordinated note due 2026	189	192

Total subordinated notes	2,382	2,383

Medium-term notes:
Floating rate based on LIBOR indices due 2007 to 2012	4,618	2,299
Floating rate based on PRIME indices due 2007 to 2008	850	350
2.85% fixed rate note due 2007	—	100
Floating rate based on Federal Funds indices due 2009	100	—

Variable rate note payable due 2009	—	11

Total subsidiaries	7,950	5,143

Total medium- and long-term debt	$8,906	$5,949

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 5 — Medium- and Long-term Debt (continued)
     In July 2007, the Corporation issued $150 million of floating rate senior notes due July 27, 2010. The notes pay interest on January 27, April 27, July 27 and October 27 of each year, beginning October 27, 2007. The notes bear interest at a variable rate reset each interest period based on three-month LIBOR plus 0.17%. The Corporation used the proceeds to repay the $150 million 7.25% subordinated note due 2007.
     The Bank issued a total of $2.9 billion of floating rate notes during the nine months ended September 30, 2007 under an existing $15 billion medium-term senior note program. The Bank used the proceeds for general corporate purposes.
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
     The Corporation recognized approximately $4 million and $8 million in interest on tax liabilities included in the “provision for income taxes” on the consolidated statements of income for the three and nine month periods ended September 30, 2007, respectively, compared to $2 million and $23 million for the three and nine months ended September 30, 2006, respectively, included in “other noninterest expenses” on the consolidated statements of income. For further information regarding the change in classification of interest and penalties on tax liabilities as a result of applying the provisions of FIN 48, refer to Note 1 to these consolidated financial statements. The Corporation had approximately $78 million and $70 million accrued for the payment of interest at September 30, 2007 and January 1, 2007, respectively. Upon adoption of FIN 48, the Corporation recorded an $8 million decrease to interest on tax liabilities as an increase to the opening balance of retained earnings.
     In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service (IRS) questions and/or challenges the tax position taken by the Corporation with respect to those transactions. The Corporation engaged in certain types of structured leasing transactions that the IRS disallowed in its examination of the Corporation’s federal tax returns for the years 1996 through 2000. The IRS also disallowed foreign tax credits associated with the interest on a series of loans to foreign borrowers. The Corporation has had ongoing discussions with the IRS Appeals Office related to the disallowance of the foreign tax credits associated with the loans and adjusted tax and related interest reserves based on settlements discussed. The Corporation believes it is reasonably possible that a final settlement amount with the IRS will be agreed upon within the next twelve months. The FIN 48 unrecognized tax benefit related to the foreign tax credits was approximately $38 million at September 30, 2007, and reflects the Corporation’s current settlement expectations.
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
     The following tax years for significant jurisdictions remain subject to examination as of September 30, 2007:

Jurisdiction	Tax Years
Federal	2001-2006
California	2002-2006
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
Note 7 — Accumulated Other Comprehensive Income (Loss)
     Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges, the change in the accumulated foreign currency translation adjustment and the change in the accumulated defined benefit and other postretirement plans adjustment. The Consolidated Statements of Changes in Shareholders’ Equity on page 5 include only combined other comprehensive income (loss), net of tax. The following table presents reconciliations of the components of the accumulated other comprehensive income (loss) for the nine months ended September 30, 2007 and 2006. Total comprehensive income totaled $653 million and $636 million for the nine months ended September 30, 2007 and 2006, respectively. The $17 million increase in total comprehensive income in the nine months ended September 30, 2007, when compared to the same period in the prior year, resulted principally from a decrease in net unrealized losses on investment securities available-for-sale ($26 million) due to changes in the interest rate environment, a decrease in net losses on cash flow hedges ($11 million) and a change in the defined benefit and other postretirement benefit plans adjustment ($14 million), partially offset by a decrease in net income ($27 million).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 7 — Accumulated Other Comprehensive Income (Loss) (continued)

	Nine Months Ended
	September 30,
(in millions)	2007	2006

Accumulated net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period, net of tax	$(61)	$(69)

Net unrealized holding gains (losses) arising during the period	50	4
Less: Reclassification adjustment for gains (losses) included in net income	4	(1)

Change in net unrealized gains (losses) before income taxes	46	5
Less: Provision for income taxes	16	1

Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax	30	4

Balance at end of period, net of tax	$(31)	$(65)

Accumulated net gains (losses) on cash flow hedges:
Balance at beginning of period, net of tax	$(48)	$(91)

Net cash flow hedges gains (losses) arising during the period	5	(47)
Less: Reclassification adjustment for gains (losses) included in net income	(61)	(94)

Change in cash flow hedges before income taxes	66	47
Less: Provision for income taxes	24	16

Change in cash flow hedges, net of tax	42	31

Balance at end of period, net of tax	$(6)	$(60)

Accumulated foreign currency translation adjustment:
Balance at beginning of period	$—	$(7)

Net translation gains (losses) arising during the period	—	—
Less: Reclassification adjustment for gains (losses) included in net income, due to sale of foreign subsidiary	—	(7)

Change in foreign currency translation adjustment	—	7

Balance at end of period	$—	$—

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(215)	$(3)

Minimum pension liability adjustment arising during the period before income taxes	N/A	1
Less: Provision for income taxes	N/A	1

Change in minimum pension liability, net of tax	N/A	—

Adjustment for amounts recognized as components of net periodic benefit cost during the period	23	N/A
Less: Provision for income taxes	9	N/A

Change in defined benefit and other postretirement plans adjustment, net of tax	14	N/A

Balance at end of period, net of tax	$(201)	$(3)

Total accumulated other comprehensive loss at end of period, net of tax	$(238)	$(128)

N/A — Not Applicable

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 8 — Net Income per Common Share
     Basic and diluted net income per common share for the three and nine month periods ended September 30, 2007 and 2006 were computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2007	2006	2007	2006

Basic
Income from continuing operations applicable to common stock	$180	$195	$565	$597
Net income applicable to common stock	181	200	567	594

Average common shares outstanding	151	160	154	161

Basic income from continuing operations per common share	$1.18	$1.22	$3.67	$3.70
Basic net income per common share	1.20	1.25	3.69	3.69

Diluted
Income from continuing operations applicable to common stock	$180	$195	$565	$597
Net income applicable to common stock	181	200	567	594

Average common shares outstanding	151	160	154	161
Nonvested stock	1	1	1	1
Common stock equivalents:
Net effect of the assumed exercise of stock options	1	1	1	1

Diluted average common shares	153	162	156	163

Diluted income from continuing operations per common share	$1.17	$1.20	$3.61	$3.65
Diluted net income per common share	1.18	1.23	3.63	3.64

     The following average outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(options in millions)	2007	2006	2007	2006

Average outstanding options	10.5	6.0	5.8	7.8
Range of exercise prices	$55.61 - $71.58	$56.74 - $71.58	$59.47 - $71.58	$56.38 - $71.58

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 9 — Employee Benefit Plans
     Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

Qualified Defined Benefit Pension Plan	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006

Service cost	$8	$8	$23	$23
Interest cost	15	14	46	43
Expected return on plan assets	(23)	(22)	(70)	(67)
Amortization of unrecognized prior service cost	2	2	5	5
Amortization of unrecognized net loss	3	5	11	16

Net periodic benefit cost	$5	$7	$15	$20

Non-Qualified Defined Benefit Pension Plan	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006

Service cost	$1	$1	$3	$3
Interest cost	2	1	6	4
Amortization of unrecognized prior service cost	—	—	(1)	(1)
Amortization of unrecognized net loss	1	1	4	4

Net periodic benefit cost	$4	$3	$12	$10

Postretirement Benefit Plan	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006

Interest cost	$1	$1	$4	$3
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized transition obligation	1	1	3	3
Amortization of unrecognized prior service cost	1	—	1	—
Amortization of unrecognized net loss	—	1	—	1

Net periodic benefit cost	$2	$2	$5	$4

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

	September 30, 2007				December 31, 2006
	Notional/				Notional/
	Contract	Unrealized		Fair	Contract	Unrealized		Fair
	Amount	Gains	Unrealized	Value	Amount	Gains	Unrealized	Value
(in millions)	(1)	(2)	Losses	(3)	(1)	(2)	Losses	(3)

Risk management
Interest rate contracts:
Swaps — cash flow	$4,000	$—	$16	$(16)	$6,200	$—	$87	$(87)
Swaps — fair value	2,202	83	5	78	2,253	75	7	68

Total interest rate contracts	6,202	83	21	62	8,453	75	94	(19)
Foreign exchange contracts:
Spot and forwards	653	7	2	5	518	6	2	4
Swaps	24	—	—	—	33	—	—	—

Total foreign exchange contracts	677	7	2	5	551	6	2	4

Total risk management	6,879	90	23	67	9,004	81	96	(15)

Customer-initiated and other
Interest rate contracts:
Caps and floors written	629	—	2	(2)	551	—	3	(3)
Caps and floors purchased	615	2	—	2	536	3	—	3
Swaps	5,897	50	33	17	4,480	37	26	11

Total interest rate contracts	7,141	52	35	17	5,567	40	29	11
Energy derivative contracts:
Caps and floors written	394	—	30	(30)	310	—	23	(23)
Caps and floors purchased	394	30	—	30	310	23	—	23
Swaps	692	34	34	—	485	22	21	1

Total energy derivative contracts	1,480	64	64	—	1,105	45	44	1
Foreign exchange contracts:
Spot, forwards, futures and options	2,953	33	31	2	2,889	24	21	3
Swaps	7	—	—	—	4	—	—	—

Total foreign exchange contracts	2,960	33	31	2	2,893	24	21	3

Total customer-initiated and other	11,581	149	130	19	9,565	109	94	15

Total derivative instruments	$18,460	$239	$153	$86	$18,569	$190	$190	$—

(1)	Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk, and are not reflected in the consolidated balance sheets.

(2)	Unrealized gains represent receivables from derivative counterparties, and therefore expose the Corporation to credit risk. Credit risk, which excludes the effects of any collateral or netting arrangements, is measured as the cost to replace, at current market rates, contracts in a profitable position.

(3)	The fair values of derivative instruments represent the estimated amounts the Corporation would receive or pay to terminate or otherwise settle the contracts at the balance sheet date. The fair values of all derivative instruments are reflected in the consolidated balance sheets.

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
     The following table presents net hedge ineffectiveness gains (losses) by risk management hedge type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in millions)	2007	2006	2007	2006

Cash flow hedges	$1	$2	$2	$—
Fair value hedges	—	—	—	—
Foreign currency hedges	—	—	—	—

Total	$1	$2	$2	$—

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
     As part of a cash flow hedging strategy, the Corporation entered into predominantly three-year interest rate swap agreements (weighted-average original maturity of 3.0 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, which will reduce the impact of interest rate changes on future interest income over the next 13 months. Approximately eight percent ($4.0 billion) of outstanding loans were designated as hedged items to interest rate swap agreements at September 30, 2007. During the three and nine month periods ended September 30, 2007, interest rate swap agreements designated as cash flow hedges decreased interest and fees on loans by $16 million and $61 million, respectively, compared to a decrease of $35 million and $93 million, respectively, for the comparable periods last year. If interest rates, interest yield curves and notional amounts remain at current levels, the Corporation expects to reclassify $5 million of net losses, net of tax, on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to receipt of variable interest associated with existing and forecasted floating-rate loans.
     Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs cash instruments, such as investment securities, as well as derivative instruments, to manage exposure to these and other risks. In addition, the Corporation uses foreign exchange forward and option contracts to protect the value of its foreign currency investment in foreign subsidiaries. Realized and unrealized gains and losses from foreign exchange forward and option contracts used to protect the value of investments in foreign

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 — Derivative Instruments (continued)
subsidiaries are not included in the statement of income, but are shown in the accumulated foreign currency translation adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets. During the three and nine month periods ended September 30, 2006, in accordance with SFAS No. 52, “Foreign Currency Translation,” the Corporation recognized net losses of less than $0.5 million and net gains of less than $0.5 million, respectively, in accumulated foreign currency translation adjustment, related to the forward foreign exchange contracts. The Corporation did not hold any forward foreign exchange contracts recognized in accumulated foreign currency translation adjustment during the three and nine month periods ended September 30, 2007.
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
     The following table summarizes the expected maturity distribution of the notional amount of risk management interest rate swaps and provides the weighted-average interest rates associated with amounts to be received or paid on interest rate swap agreements as of September 30, 2007. Swaps have been grouped by asset and liability designation.
Remaining Expected Maturity of Risk Management Interest Rate Swaps:

							September 30,	Dec. 31,
						2012-	2007	2006
(dollar amounts in millions)	2007	2008	2009	2010	2011	2026	Total	Total

Variable rate asset designation:
Generic receive fixed swaps	$800	$3,200	$—	$—	$—	$—	$4,000	$6,200

Weighted average: (1)
Receive rate	6.21%	7.02%	—%	—%	—%	—%	6.86%	6.03%
Pay rate	8.15	8.04	—	—	—	—	8.06	7.69

Fixed rate asset designation:
Pay fixed swaps Amortizing	$- *	$2	$—	$—	$—	$—	$2	$3

Weighted average: (2)
Receive rate	4.95%	4.95%	—%	—%	—%	—%	4.95%	4.34%
Pay rate	3.52	3.52	—	—	—	—	3.52	3.52

Medium- and long-term debt designation:
Generic receive fixed swaps	$—	$350	$100	$—	$—	$1,750	$2,200	$2,250

Weighted average: (1)
Receive rate	—%	6.17%	6.06%	—%	—%	5.84%	5.90%	5.95%
Pay rate	—	5.38	5.36	—	—	5.39	5.39	5.44

Total notional amount	$800	$3,552	$100	$—	$—	$1,750	$6,202	$8,453

*	Less than $1 million

(1)	Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at September 30, 2007

(2)	Variable rates received are based on one-month Canadian Dollar Offered Rates in effect at September 30, 2007

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 — Derivative Instruments (continued)
     The Corporation had commitments to purchase investment securities for its trading account and available-for-sale portfolios totaling $106 million at September 30, 2007 and $20 million at December 31, 2006. Commitments to sell investment securities related to the trading account portfolio totaled $6 million at September 30, 2007 and $16 million at December 31, 2006. Outstanding commitments expose the Corporation to both credit and market risk.
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
     For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized $1 million of net gains in both the three and nine month periods ended September 30, 2007 and less than $0.5 million and $1 million of net gains in the three and nine month periods ended September 30, 2006, respectively, which were included in “other noninterest income” in the consolidated statements of income. The fair value of derivative instruments held or issued in connection with customer-initiated activities, including those customer-initiated derivative contracts where the Corporation does not enter into an offsetting derivative contract position, is included in the table on page 17.
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

	Nine Months Ended	Year Ended	Nine Months Ended
(in millions)	September 30, 2007	December 31, 2006	September 30, 2006

Average unrealized gains	$114	$103	$102
Average unrealized losses	98	92	92
Noninterest income	35	42	31

     Additional information regarding the nature, terms and associated risks of derivative instruments can be found in the Corporation’s 2006 Annual Report on page 54 and in Notes 1 and 20 to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 11 — Standby and Commercial Letters of Credit and Financial Guarantees
     The total contractual amounts of standby letters of credit and financial guarantees and commercial letters of credit at September 30, 2007 and December 31, 2006, which represents the Corporation’s credit risk associated with these instruments, are shown in the table below.

(in millions)	September 30, 2007	December 31, 2006

Standby letters of credit and financial guarantees	$6,752	$6,584
Commercial letters of credit	200	249

     Standby and commercial letters of credit and financial guarantees represent conditional obligations of the Corporation, which guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2016. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation may enter into participation arrangements with third parties, which effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $612 million of the $6,752 million of standby letters of credit and financial guarantees outstanding at September 30, 2007. The carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $83 million and $78 million at September 30, 2007 and December 31, 2006, respectively.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Business Segment Information
     The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities. This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes discontinued operations, the income and expense impact of equity and cash, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at September 30, 2007. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Business Segment Information (continued)
     Business segment financial results for the nine months ended September 30, 2007 and 2006 are shown in the table below.

			Wealth &
(dollar amounts in millions)	Business	Retail	Institutional
Nine Months Ended September 30, 2007	Bank	Bank	Management	Finance	Other	Total

Earnings summary:
Net interest income (expense) (FTE)	$999	$476	$108	$(51)	$(15)	$1,517
Provision for loan losses	89	16	(4)	—	3	104
Noninterest income	211	165	211	49	22	658
Noninterest expenses	523	472	236	8	2	1,241
Provision (benefit) for income taxes (FTE)	186	53	30	(13)	9	265
Income from discontinued operations, net of tax	—	—	—	—	2	2

Net income (loss)	$412	$100	$57	$3	$(5)	$567

Net credit-related charge-offs	$67	$20	$2	$—	$—	$89

Selected average balances:
Assets	$40,570	$6,841	$4,021	$5,294	$1,197	$57,923
Loans	39,531	6,102	3,867	7	18	49,525
Deposits	16,361	17,123	2,330	6,023	(50)	41,787
Liabilities	17,201	17,136	2,335	15,877	300	52,849
Attributed equity	2,889	843	325	595	422	5,074

Statistical data:
Return on average assets (1)	1.35%	0.74%	1.88%	N/M	N/M	1.30%
Return on average attributed equity	19.00	15.86	23.29	N/M	N/M	14.89
Net interest margin (2)	3.37	3.72	3.72	N/M	N/M	3.75
Efficiency ratio	43.51	73.68	73.80	N/M	N/M	57.20

			Wealth &
	Business	Retail	Institutional
Nine Months Ended September 30, 2006	Bank	Bank	Management	Finance	Other	Total

Earnings summary:
Net interest income (expense) (FTE)	$979	$478	$111	$(76)	$(9)	$1,483
Provision for loan losses	(1)	17	(1)	—	—	15
Noninterest income	189	158	191	47	8	593
Noninterest expenses	546	444	227	7	(7)	1,217
Provision (benefit) for income taxes (FTE)	188	58	26	(22)	(3)	247
Loss from discontinued operations, net of tax	—	—	—	—	(3)	(3)

Net income (loss)	$435	$117	$50	$(14)	$6	$594

Net credit-related charge-offs	$30	$19	$—	$—	$—	$49

Selected average balances:
Assets	$39,058	$6,778	$3,638	$5,189	$1,568	$56,231
Loans	37,850	6,079	3,497	16	33	47,475
Deposits	17,999	16,752	2,409	4,637	(103)	41,694
Liabilities	18,908	16,753	2,406	12,718	305	51,090
Attributed equity	2,602	830	296	476	937	5,141

Statistical data:
Return on average assets (1)	1.49%	0.88%	1.84%	N/M	N/M	1.41%
Return on average attributed equity	22.30	18.73	22.59	N/M	N/M	15.40
Net interest margin (2)	3.45	3.81	4.23	N/M	N/M	3.80
Efficiency ratio	46.81	69.74	75.11	N/M	N/M	58.59

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE —	Fully Taxable Equivalent

N/M —	Not Meaningful

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Business Segment Information (continued)
     Market segment financial results for the nine months ended September 30, 2007 and 2006 are shown in the table below.

							Finance
(dollar amounts in millions)					Other		& Other
Nine Months Ended September 30, 2007	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total

Earnings summary:
Net interest income (expense) (FTE)	$733	$533	$207	$35	$23	$52	$(66)	$1,517
Provision for loan losses	89	16	—	6	2	(12)	3	104
Noninterest income	362	96	63	11	27	28	71	658
Noninterest expenses	642	334	168	28	27	32	10	1,241
Provision (benefit) for income taxes (FTE)	98	104	35	4	7	21	(4)	265
Income from discontinued operations, net of tax	—	—	—	—	—	—	2	2

Net income (loss)	$266	$175	$67	$8	$14	$39	$(2)	$567

Net credit-related charge-offs (recoveries)	$80	$6	$5	$2	$2	$(6)	$—	$89

Selected average balances:
Assets	$22,807	$17,045	$6,914	$1,673	$750	$2,243	$6,491	$57,923
Loans	21,848	16,501	6,641	1,656	740	2,114	25	49,525
Deposits	16,580	13,431	3,867	282	486	1,168	5,973	41,787
Liabilities	17,359	13,468	3,882	285	485	1,193	16,177	52,849
Attributed equity	1,972	1,194	583	91	60	157	1,017	5,074

Statistical data:
Return on average assets (1)	1.55%	1.37%	1.30%	0.63%	2.45%	2.32%	N/M	1.30%
Return on average attributed equity	17.98	19.50	15.40	11.50	30.72	33.25	N/M	14.89
Net interest margin (2)	4.47	4.31	4.16	2.83	4.12	3.19	N/M	3.75
Efficiency ratio	58.78	53.20	62.06	60.53	54.66	41.80	N/M	57.20

							Finance
					Other		& Other
Nine Months Ended September 30, 2006	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total

Earnings summary:
Net interest income (expense) (FTE)	$746	$523	$192	$32	$24	$51	$(85)	$1,483
Provision for loan losses	46	(16)	(6)	2	1	(12)	—	15
Noninterest income	353	86	55	11	21	12	55	593
Noninterest expenses	644	328	157	25	25	38	—	1,217
Provision (benefit) for income taxes (FTE)	112	107	31	5	6	11	(25)	247
Loss from discontinued operations, net of tax	—	—	—	—	—	—	(3)	(3)

Net income (loss)	$297	$190	$65	$11	$13	$26	$(8)	$594

Net credit-related charge-offs (recoveries)	$38	$3	$5	$2	$—	$1	$—	$49

Selected average balances:
Assets	$22,661	$16,402	$6,021	$1,493	$660	$2,237	$6,757	$56,231
Loans	21,617	15,830	5,761	1,474	650	2,094	49	47,475
Deposits	16,809	14,742	3,667	311	560	1,071	4,534	41,694
Liabilities	17,604	14,819	3,676	312	559	1,097	13,023	51,090
Attributed equity	1,826	1,089	519	78	55	161	1,413	5,141

Statistical data:
Return on average assets (1)	1.75%	1.54%	1.45%	0.95%	2.53%	1.57%	N/M	1.41%
Return on average attributed equity	21.68	23.28	16.78	18.22	30.43	21.85	N/M	15.40
Net interest margin (2)	4.60	4.41	4.43	2.86	5.02	3.14	N/M	3.80
Efficiency ratio	58.67	53.83	63.34	58.12	55.81	60.51	N/M	58.59

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE —	Fully Taxable Equivalent

N/M —	Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 14 —Discontinued Operations
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
     The components of net income (loss) from discontinued operations for the three and nine month periods ended September 30, 2007 and 2006, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2007	2006	2007	2006

Income from discontinued operations before income taxes and cumulative effect of change in accounting principle	$2	$8	$3	$16
Provision for income taxes	1	3	1	11

Income from discontinued operations before cumulative effect of change in accounting principle	1	5	2	5
Cumulative effect of change in accounting principle, net of tax*	—	—	—	(8)

Net income (loss) from discontinued operations	$1	$5	$2	$(3)

Earnings (loss) from discontinued operations per common share:
Basic	$0.02	$0.03	$0.02	$(0.01)
Diluted	0.01	0.03	0.02	(0.01)

*	Resulting from adoption of SFAS No. 123 (revised 2004), “Share-Based Payment,” in January 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
          Net income for the three months ended September 30, 2007 was $181 million, a decrease of $19 million, or 10 percent, from $200 million reported for the three months ended September 30, 2006. Quarterly diluted net income per share decreased four percent to $1.18 in the third quarter 2007, compared to $1.23 in the same period a year ago. Income from continuing operations for the three months ended September 30, 2007 was $180 million, a decrease of $15 million, or eight percent, from $195 million reported for the three months ended September 30, 2006. Quarterly diluted income from continuing operations per share decreased three percent to $1.17 in the third quarter 2007, compared to $1.20 in the same period a year ago. Return on average common shareholders’ equity was 14.38 percent and return on average assets was 1.23 percent for the third quarter 2007, compared to 15.38 percent and 1.41 percent, respectively, for the comparable quarter last year. Return on average common shareholders’ equity from continuing operations was 14.24 percent and return on average assets from continuing operations was 1.22 percent for the third quarter 2007, compared to 15.00 percent and 1.37 percent, respectively, for the same period in 2006.
          Net income for the first nine months of 2007 was $567 million, a decrease of $27 million, or five percent, from $594 million reported for the nine months ended September 30, 2006. Diluted net income per share for the first nine months of 2007 decreased less than one percent to $3.63 per diluted share, compared to $3.64 per diluted share, for the comparable period last year. Income from continuing operations for the nine months ended September 30, 2007 was $565 million, a decrease of $32 million, or five percent, from $597 million reported for the nine months ended September 30, 2006. Diluted income from continuing operations per share decreased one percent to $3.61 for the nine months ended September 30, 2007, compared to $3.65 for the same period in the prior year. The decrease in income from continuing operations in the nine months ended September 30, 2007 from the comparable period last year reflects a $76 million increase in the provision for credit losses (the net result of a $89 million increase in the provision for loan losses and a $13 million decrease in the provision for credit losses on lending-related commitments), from a provision for credit losses of $24 million for the nine months ended September 30, 2006. Return on average common shareholders’ equity was 14.89 percent and return on average assets was 1.30 percent for the first nine months of 2007, compared to 15.40 percent and 1.41 percent, respectively, for the first nine months of 2006. Return on average common shareholders’ equity from continuing operations was 14.83 percent and return on average assets from continuing operations was 1.30 percent for the first nine months of 2007, compared to 15.48 percent and 1.42 percent, respectively, for the same period in 2006.
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
Full-year 2007 Outlook.
          For full-year 2007, management expects the following compared to full-year 2006:
•	Mid to high single-digit average loan growth, excluding Financial Services Division loans, with flat growth in the Midwest market, and low double-digit growth in the Western and Texas markets
•	Average earning asset growth slightly less than average loan growth
•	Average Financial Services Division noninterest-bearing deposits of about $2.8 billion, reflecting expected average deposits of about $1.8 billion in the fourth quarter 2007. Financial Services Division loans will fluctuate in tandem with the level of noninterest-bearing deposits
•	Average full year net interest margin in the high 3.60 percent range, reflecting a net interest margin in the low 3.50 percent range for the fourth quarter 2007
•	Average net credit-related charge-offs of about 25 basis points of average loans, with a provision for credit losses modestly exceeding net charge-offs. Fourth quarter 2007 net credit-related charge-offs consistent with third quarter 2007
•	High single-digit growth in noninterest income, from a 2006 adjusted base of $820 million which excludes the Financial Services Division-related lawsuit settlement and the loss on sale of the Mexican bank charter
•	Flat noninterest expenses, excluding the provision for credit losses on lending-related commitments, from a 2006 adjusted base of $1,669 million
•	Effective tax rate of about 32 percent

•	Active capital management within targeted capital ratios (Tier 1 common of 6.50 percent to 7.50 percent and Tier 1 of 7.25 percent to 8.25 percent). Total open market share repurchases in 2007 expected to be about ten million shares
Net Interest Income
     The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended September 30, 2007. On a FTE basis, net interest income increased $2 million to $504 million for the three months ended September 30, 2007, from $502 million for the comparable period in 2006. The increase in net interest income in the third quarter 2007, compared to the same period in 2006, resulted primarily from loan growth, partially offset by changes in the funding mix, including a continued shift in funding sources toward higher-cost funds, and a decline in noninterest-bearing deposits (principally Financial Services Division). Average earning assets increased $2.1 billion, or four percent, to $54.6 billion in the third quarter 2007, compared to $52.5 billion in the third quarter 2006, primarily due to a $1.7 billion, or four percent, increase in average loans to $49.9 billion in the third quarter 2007. The net interest margin (FTE) for the three months ended September 30, 2007 was 3.66 percent, compared to 3.79 percent for the comparable period in 2006. The decrease in the net interest margin (FTE) resulted from the changes in the funding mix noted above and competitive pricing.
     Table II provides an analysis of net interest income for the first nine months of 2007. On a FTE basis, net interest income for the nine months ended September 30, 2007 was $1.5 billion, an increase of $34 million compared to the same period in 2006. Average earning assets increased $2.1 billion, or four percent, to $54.0 billion, in the nine months ended September 30, 2007, compared to the same period in the prior year, primarily due to a $2.1 billion, or four percent, increase in average loans to $49.5 billion in the nine months ended September 30, 2007. The net interest margin (FTE) for the nine months ended September 30, 2007 decreased to 3.75 percent from 3.80 percent for the same period in 2006, due to loan growth funded with purchased funds and higher-cost deposits, resulting in a change in the funding mix.
     Financial Services Division customers deposit large balances (primarily noninterest-bearing) and the Corporation pays certain customer services expenses (included in “noninterest expenses” on the consolidated statements of income) and/or makes low-rate loans (included in “net interest income” on the consolidated statements of income) to such customers. Footnote (1) to Tables I and II displays average Financial Services Division loans and deposits, with related interest income/expense and average rates. As shown in footnote (2) to Tables I and II, the impact of Financial Services Division loans (primarily low-rate) on net interest margin (assuming the loans were funded by Financial Services Division noninterest-bearing deposits) was a decrease of seven basis points and nine basis points in the three and nine month periods ended September 30, 2007, respectively, compared to a decrease of 14 basis points and 18 basis points for the comparable periods in the prior year.
     For further discussion of the effects of market rates on net interest income, refer to the “Interest Rate Risk” subheading in the section entitled “Market Risk” of this financial review.
     Management currently expects average full-year 2007 net interest margin in the high 3.60 percent range, reflecting a net interest margin in the low 3.50 percent range for the fourth quarter 2007.

     Table I — Quarterly Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE)

	Three Months Ended
	September 30, 2007			September 30, 2006
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (1) (2)	$28,052	$520	7.37%	$27,534	$498	7.18%
Real estate construction loans	4,607	97	8.33	4,064	90	8.79
Commercial mortgage loans	9,829	181	7.30	9,362	175	7.42
Residential mortgage loans	1,865	29	6.12	1,602	24	6.08
Consumer loans	2,320	41	7.06	2,474	45	7.32
Lease financing	1,319	11	3.25	1,323	13	4.00
International loans	1,882	33	6.98	1,766	33	7.35
Business loan swap expense	—	(16)	—	—	(35)	—

Total loans (2)	49,874	896	7.13	48,125	843	6.96

Investment securities available-for-sale	4,405	52	4.60	3,887	43	4.22
Federal funds sold and securities purchased under agreements to resell	99	1	5.25	282	4	5.39
Other short-term investments	263	4	5.27	206	3	6.23

Total earning assets	54,641	953	6.91	52,500	893	6.74

Cash and due from banks	1,351			1,561
Allowance for loan losses	(521)			(495)
Accrued income and other assets	3,075			3,224

Total assets	$58,546			$56,790

Money market and NOW deposits (1)	$14,996	119	3.14	$14,885	116	3.07
Savings deposits	1,380	3	0.97	1,434	3	0.87
Customer certificates of deposit	7,702	87	4.48	6,710	70	4.17
Institutional certificates of deposit	5,170	72	5.49	5,180	72	5.45
Foreign office time deposits	1,028	13	4.96	924	11	4.96

Total interest-bearing deposits	30,276	294	3.85	29,133	272	3.70

Short-term borrowings	2,278	29	5.15	2,125	28	5.29
Medium- and long-term debt	8,852	126	5.61	6,297	91	5.73

Total interest-bearing sources	41,406	449	4.29	37,555	391	4.13

Noninterest-bearing deposits (1)	10,840			12,723
Accrued expenses and other liabilities	1,276			1,309
Shareholders’ equity	5,024			5,203

Total liabilities and shareholders’ equity	$58,546			$56,790

Net interest income/rate spread (FTE)		$504	2.62		$502	2.61

FTE adjustment		$1			$—

Impact of net noninterest-bearing sources of funds			1.04			1.18

Net interest margin (as a percentage of average earning assets) (FTE) (2)			3.66%			3.79%

(1) FSD balances included above:
Loans (primarily low-rate)	$1,191	$2	0.71%	$2,093	$3	0.64%
Interest-bearing deposits	1,214	12	4.06	1,465	15	3.95
Noninterest-bearing deposits	2,575			4,079

(2) Impact of FSD loans (primarily low-rate) on the following:
Commercial loans			(0.30)%			(0.54)%
Total loans			(0.16)			(0.28)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			(0.07)			(0.14)

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	September 30, 2007/September 30, 2006
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume*	(Decrease)

Loans	$20	$33	$53
Investment securities available-for-sale	3	6	9
Federal funds sold and securities purchased under agreements to repurchase	—	(3)	(3)
Other short-term investments	—	1	1

Total earning assets	23	37	60

Interest-bearing deposits	9	13	22
Short-term borrowings	(1)	2	1
Medium- and long-term debt	(1)	36	35

Total interest-bearing sources	7	51	58

Net interest income/rate spread (FTE)	$16	$(14)	$2

*	Rate/Volume variances are allocated to variances due to volume.

Table II — Year-to-date Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE)

	Nine Months Ended
	September 30, 2007			September 30, 2006
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (1) (2)	$28,046	$1,538	7.33%	$27,251	$1,375	6.75%
Real estate construction loans	4,454	282	8.47	3,805	244	8.57
Commercial mortgage loans	9,713	534	7.35	9,198	496	7.22
Residential mortgage loans	1,788	82	6.12	1,544	69	5.99
Consumer loans	2,351	125	7.12	2,555	135	7.07
Lease financing	1,293	32	3.26	1,307	40	4.04
International loans	1,880	99	7.07	1,815	94	6.93
Business loan swap expense	—	(61)	—	—	(93)	—

Total loans (2)	49,525	2,631	7.10	47,475	2,360	6.65

Investment securities available-for-sale	4,080	140	4.47	4,042	132	4.20
Federal funds sold and securities purchased under agreements to resell	189	8	5.36	269	10	5.06
Other short-term investments	242	10	5.73	169	10	7.66

Total earning assets	54,036	2,789	6.89	51,955	2,512	6.44

Cash and due from banks	1,390			1,589
Allowance for loan losses	(513)			(497)
Accrued income and other assets	3,010			3,184

Total assets	$57,923			$56,231

Money market and NOW deposits (1)	$14,858	344	3.09	$15,597	327	2.80
Savings deposits	1,393	9	0.91	1,463	8	0.76
Customer certificates of deposit	7,505	250	4.46	6,275	181	3.86
Institutional certificates of deposit	5,490	224	5.45	4,053	156	5.13
Foreign office time deposits	1,001	37	4.92	1,007	35	4.70

Total interest-bearing deposits	30,247	864	3.82	28,395	707	3.33

Short-term borrowings	1,919	75	5.24	3,193	115	4.84
Medium- and long-term debt	7,865	333	5.65	4,963	207	5.57

Total interest-bearing sources	40,031	1,272	4.25	36,551	1,029	3.76

Noninterest-bearing deposits (1)	11,540			13,299
Accrued expenses and other liabilities	1,278			1,240
Shareholders’ equity	5,074			5,141

Total liabilities and shareholders’ equity	$57,923			$56,231

Net interest income/rate spread (FTE)		$1,517	2.64		$1,483	2.68

FTE adjustment		$3			$2

Impact of net noninterest-bearing sources of funds			1.11			1.12

Net interest margin (as a percentage of average earning assets) (FTE) (2)			3.75%			3.80%

(1) FSD balances included above:
Loans (primarily low-rate)	$1,445	$7	0.63%	$2,516	$10	0.55%
Interest-bearing deposits	1,230	36	3.95	1,835	53	3.84
Noninterest-bearing deposits	3,097			4,516

(2) Impact of FSD loans (primarily low-rate) on the following:
Commerical loans			(0.36)%			(0.63)%
Total loans			(0.20)			(0.34)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			(0.09)			(0.18)

Table II — Year-to-date Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE) (continued)

	Nine Months Ended
	September 30, 2007/September 30, 2006
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume*	(Decrease)

Loans	$155	$116	$271
Investment securities available-for-sale	7	1	8
Federal funds sold and securities purchased under agreements to repurchase	1	(3)	(2)
Other short-term investments	(2)	2	—

Total earning assets	161	116	277

Interest-bearing deposits	76	81	157
Short term borrowings	10	(50)	(40)
Medium- and long-term debt	3	123	126

Total interest-bearing sources	89	154	243

Net interest income/rate spread (FTE)	$72	$(38)	$34

*	Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses
     The provision for loan losses was $45 million for the third quarter 2007, compared to $15 million for the same period in 2006. The provision for loan losses for the first nine months of 2007 was $104 million, compared to a provision of $15 million for the same period in 2006. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed under the “Credit Risk” subheading in the section entitled “Risk Management” of this financial review. The increases in the provision for loan losses in the three and nine month periods ended September 30, 2007, when compared to the same periods in 2006, resulted primarily from challenges in the Michigan and California residential real estate development industries, a leveling off of overall credit quality improvement trends in the Texas market and remaining divisions in the Western market and loan growth. These credit trends reflect economic conditions in the Corporation’s three largest geographic markets. While the economic conditions in Michigan deteriorated over the last year, the economic conditions in Texas continue to experience growth at a rate somewhat faster than the national economy, while those in California, other than real estate, appear to be growing, but at a rate equal to the nation as a whole. The average Michigan Business Activity index for the first nine months of 2007 is essentially the same as the average index for the year ended December 31, 2006. The Michigan Business Activity index represents 10 different measures of Michigan economic activity compiled by the Corporation. Intense restructuring efforts in the Michigan-based automotive sector and weakness in the real estate sector are creating a significant drag on the state economy, however the economy is showing signs of stabilizing. Forward-looking indicators suggest that economic conditions in the Corporation’s primary markets are likely to resemble recent trends for the remainder of 2007.
     The provision for credit losses on lending-related commitments was a provision of zero and a negative provision of $4 million for the three and nine month periods ended September 30, 2007, respectively, compared to a negative provision of $5 million and a provision of $9 million for the comparable periods in 2006. The Corporation establishes this provision to maintain an adequate allowance to cover probable credit losses inherent in lending-related commitments. The negative provision of $5 million in the three month period ending September 30, 2006 was primarily driven by reduced levels of commitments and improvements in the associated market values for unused commitments to customers in the automotive industry. The decrease of $13 million in the nine month period ended September 30, 2007, when compared to the same period in 2006, was primarily the result of a decrease in specific reserves related to unused commitments extended to two large customers in the automotive industry. These reserves declined due to sales of commitments and improved market values for the remaining commitments.
     Net credit-related charge-offs were 24 basis points as a percent of average total loans for the first nine months of 2007, compared to 13 basis points for the same period in 2006. Management currently expects full-year 2007 average net credit-related charge-offs of about 25 basis points of full-year average loans, with a provision for credit losses modestly exceeding net charge-offs, reflecting fourth quarter 2007 net credit-related charge-offs consistent with third quarter 2007.
Noninterest Income
     Noninterest income was $230 million for the three months ended September 30, 2007, an increase of $35 million, or 18 percent, compared to $195 million for the same period in 2006. The increase in noninterest income in the third quarter 2007 was primarily due to increases in net income from principal investing and warrants ($11 million), fiduciary income ($4 million), commercial lending fees ($3 million), card fees ($3 million) and the $7 million incremental net loss recognized on the sale of the Mexican bank charter in the third quarter of 2006. In addition, $4 million of net securities gains were recorded in the three months ended September 30, 2007, primarily consisting of a $3 million gain on the sale of put rights obtained in a nonaccrual loan workout several years ago.
     Noninterest income was $658 million for the first nine months of 2007, an increase of $65 million, or 11 percent, compared to the same period in 2006, due primarily to increases in fiduciary income ($14 million), commercial lending fees ($6 million), card fees ($6 million), net income from principal investing and warrants ($6 million) and deferred compensation asset returns ($5 million), net securities gains of $4 million in the nine months ended September 30, 2007 and the net loss of $12 million recognized on the sale of the Mexican bank charter in the nine months ended September 30, 2006.

     Certain categories included in “other noninterest income” on the consolidated statements of income are highlighted in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006

Other noninterest income
Risk mangagement hedge gains (losses) from interest rate and foreign exchange contracts	$1	$2	$3	$(1)

Deferred compensation asset returns*	(2)	1	5	—

*	Compensation deferred by the Corporation’s officers is invested in stocks and bonds to reflect the investment selections of the officers. Income earned on these assets is reported in noninterest income and the offsetting increase in the liability is reported in salaries expense.
     Management currently expects high single-digit growth in noninterest income in full-year 2007, from a 2006 adjusted base of $820 million which excludes the Financial Services Division-related lawsuit settlement and the loss on sale of the Mexican bank charter in 2006.
Noninterest Expenses
     Noninterest expenses were $423 million for the three months ended September 30, 2007, an increase of $24 million, or six percent, from $399 million for the comparable period in 2006. The increase in noninterest expenses in the third quarter 2007, compared to the third quarter 2006, reflected increases in regular salaries ($6 million), net occupancy and equipment expense combined ($5 million), the provision for credit losses on lending-related commitments ($5 million) and incentive compensation ($4 million). The $6 million increase in regular salaries was primarily the result of annual merit increases. Net occupancy and equipment expense increased in part due to the addition of 13 new banking centers in the nine months ended September 30, 2007, along with 25 new banking centers in full-year 2006. Expenses from the addition of new banking centers totaled $13 million for the three months ended September 30, 2007, an increase of $5 million from the comparable period in 2006. For discussion regarding the $5 million increase in the provision for credit losses on lending-related commitments, refer to the section entitled “Provision for Credit Losses” above. The $4 million increase in incentive compensation included increased incentives primarily tied to peer-comparison performance. Customer services expense, which represents compensation provided to customers and is one method to attract and retain title and escrow deposits in the Financial Services Division, was $11 million in both the third quarter 2007 and 2006. The amount of customer services expense varies from period to period as a result of changes in the level of noninterest-bearing deposits in the Financial Services Division, the level of the low-rate loans, the earnings credit allowances provided on these deposits, and a competitive environment. Noninterest expenses in the third quarter 2007 included approximately $2 million of costs related to the previously announced relocation of the Corporation’s headquarters to Dallas, Texas, reflected in salaries and other noninterest expenses.

     The following table summarizes the various components of salaries and employee benefits expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006

Salaries
Salaries — regular	$162	$156	$472	$457
Severance	—	1	1	3
Incentives	35	31	102	87
Deferred compensation plan costs	(2)	1	6	—
Share-based compensation	12	13	47	45

Total salaries	207	202	628	592
Employee benefits
Pension expense	9	10	27	30
Other employee benefits	40	38	118	112

Total employee benefits	49	48	145	142

Total salaries and employee benefits	$256	$250	$773	$734

     Noninterest expenses were $1.2 billion for the first nine months of 2007, an increase of $24 million, or two percent, from the comparable period in 2006. Noninterest expenses in the first nine months of 2007, compared to first nine months of 2006, reflected increases in regular salaries ($15 million), incentive compensation ($15 million) and net occupancy and equipment expense combined ($15 million), and were partially offset by decreases in the provision for credit losses on lending-related commitments ($13 million) and litigation and operational losses ($7 million). Expenses from the addition of new banking centers totaled $38 million for the first nine months of 2007, an increase of $17 million from the comparable period in 2006. The decrease in litigation and operational losses reflected a litigation-related settlement of $8 million in the second quarter 2007. All other increases and decreases for the first nine months of 2007, compared to the same period of 2006, were primarily due to the same reasons cited in the quarterly discussion above.
     Beginning January 1, 2007, the Corporation prospectively classified interest expense on tax liabilities in the “provision for income taxes” on the consolidated statements of income. For further discussion of interest on tax liabilities, refer to Note 1 to the consolidated financial statements, and to the following section, entitled “Provision for Income Taxes and Tax-Related Interest.” Noninterest expenses included $23 million of interest on tax liabilities for the first nine months of 2006.
     Management currently expects flat noninterest expenses for the full-year 2007, excluding the provision for credit losses on lending-related commitments, from a 2006 adjusted base of $1,669 million.
Provision for Income Taxes and Tax-related Interest
     The provision for income taxes for the third quarter 2007 was $85 million, compared to $88 million for the same period a year ago. The effective tax rate was 32 percent and 31 percent for the third quarter 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the provision for income taxes was $262 million and $245 million, respectively, and the effective tax rate was 32 percent and 29 percent, respectively. In the first quarter 2006, the IRS completed the examination of the Corporation’s federal tax returns for the years 1996 through 2000. Tax reserves, which include the provision for income taxes and interest expense on tax liabilities (included in “other noninterest expenses” in 2006) were adjusted to reflect the resolution of those tax years, and to reflect an updated assessment of reserves on certain types of structured lease transactions and a series of loans to foreign borrowers. The effect of these adjustments decreased federal taxes ($16 million) and increased interest expense on tax liabilities ($23 million, $15 million after-tax) in the first quarter 2006. Tax-related interest was reduced by $6 million in the second quarter 2006 upon settlement of various refund claims with the IRS.
     On July 12, 2007, the State of Michigan replaced its current Single Business Tax (SBT) with a new Michigan Business Tax (MBT). For taxpayers other than financial institutions and insurance companies, the MBT imposes two taxes, a modified gross receipts tax and a business income tax. Financial institutions are subject to an industry-specific tax which is based on net capital. The MBT is effective January 1, 2008. Management believes the MBT will have an immaterial effect on the Corporation’s financial condition and results of operations when compared to the SBT. Both the SBT and the MBT, when effective, are recorded in “other noninterest expenses” on the consolidated statements of income.
     On October 1, 2007, the State of Michigan enacted a new law which becomes effective December 1, 2007, expanding Michigan’s use tax to include specific services. The Corporation is currently analyzing the applicability of the new use tax on services provided and consumed by the Corporation to determine the effect that the law will have on the Corporation’s financial condition and results of operations.
     Management currently expects an effective tax rate for the full-year 2007 of about 32 percent.
Business Segments
     The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance Division. Note 13 to the consolidated financial statements presents financial results of these business segments for the nine months ended September 30, 2007 and 2006. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 13 to these consolidated financial statements and Note 24 to the consolidated financial statements in the Corporation’s 2006 Annual Report.
     The following table presents net income (loss) by business segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2007		2006

Business Bank	$412	72%	$435	73%
Retail Bank	100	18	117	19
Wealth & Institutional Management	57	10	50	8

	569	100%	602	100%
Finance	3		(14)
Other*	(5)		6

Total	$567		$594

*	Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division
     The Business Bank’s net income of $412 million decreased $23 million, or five percent, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Net interest income (FTE) was $999 million, an increase of $20 million from the comparable prior year period. The increase in net interest income (FTE) was primarily due to a $2.8 billion increase in average loan balances (excluding Financial Services Division), partially offset by a decline in net interest income from the Financial Services Division and a decline in loan spreads. Average low-rate Financial Services Division loan balances declined $1.1 billion for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, and average Financial Services Division noninterest-bearing deposits declined $1.4 billion. The provision for loan losses increased $90 million, from a negative provision of $1 million in the comparable period in the prior year, primarily due to increases in industry reserves in 2007 for Michigan commercial real estate and California residential real estate and credit improvements recognized in the first nine months of 2006. Noninterest income of $211 million increased $22 million from the comparable prior year period, primarily due to a $12 million loss on the sale of the Mexican bank charter in 2006, net securities gains of $4 million in 2007, and increases in commercial lending fees ($4 million) and card fees ($3 million) over the comparable prior year period. Noninterest expenses of $523 million for the nine months ended September 30, 2007 decreased $23 million from the same period in the prior year, primarily due to a $12 million decline in the provision of loan losses on lending-related commitments and a $7 million decrease in legal fees related to the Financial Services Division, partially offset by a $4 million increase in salaries and employee benefits expense.
     The Retail Bank’s net income decreased $17 million, or 14 percent, to $100 million for the nine months ended September 30, 2007, compared to the same period in 2006. Net interest income (FTE) of $476 million decreased $2 million from the comparable prior year period as the benefit of a $371 million increase in average deposit balances was more than offset by a decline in loan and deposit spreads. The provision for loan losses decreased $1 million. Noninterest income of $165 million increased $7 million from the comparable prior year period, partially due to a $4 million increase in income from the sale of Small Business Administration (SBA) loans. Noninterest expenses of $472 million for the nine months ended September 30, 2007 increased $28 million from the same period in the prior year, primarily due to a $17 million increase in expenses related to the addition of new banking centers, primarily salaries and employee benefits expense and net occupancy expenses. The Corporation opened 13 new banking centers in the nine months ended September 30, 2007, and is on target to open 30 banking centers in 2007.
     Wealth & Institutional Management’s net income increased $7 million, or 13 percent, to $57 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Net interest income (FTE) of $108 million decreased $3 million from the comparable period in the prior year as decreases in loan spreads and average deposit balances were partially offset by an increase in average loan balances. The provision for loan losses decreased $3 million, primarily due to an improvement from one large customer in the Midwest market. Noninterest income of $211 million increased $20 million from the comparable period in the prior year, primarily due to a $14 million increase in fiduciary income, a $2 million increase in brokerage fees and a $1 million gain from the sale of an insurance subsidiary in the first quarter 2007. Noninterest expenses of $236 million increased $9 million from the same period in the prior year primarily due to a $5 million increase in salaries and employee benefits expense and a $2 million increase in outside processing fee expense.
     Net income for the Finance Division was $3 million for the nine months ended September 30, 2007, compared to a net loss of $14 million for the same period in 2006. Contributing to the increase in net income was a $25 million increase in net interest income (FTE), primarily due to the rising rate environment in which income received from the lending-related business increased faster than the longer-term value attributed to deposits generated by the business units.
     The net loss for the Other category was $5 million for the nine months ended September 30, 2007, compared to net income of $6 million for the nine months ended September 30, 2006. Income from discontinued operations, net of tax, was $2 million for the nine months ended September 30, 2007, compared to a net loss of $3 million for the same period of 2006. Noninterest income increased $14 million, primarily due to a $6 million increase in net income from principal investing and warrants and a $5 million increase in deferred compensation asset returns. The remaining difference is due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expenses are allocated to the business segments.
Market Segments
     The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. Note 13 to the consolidated financial statements contains a description and presents financial results of these market segments for the nine months ended September 30, 2007 and 2006.
     The following table presents net income (loss) by market segment.

	Nine Months Ended September 30, 2007
(dollar amounts in millions)	2007		2006

Midwest	$266	47%	$297	49%
Western	175	31	190	32
Texas	67	12	65	11
Florida	8	1	11	2
Other Markets	14	2	13	2
International	39	7	26	4

	569	100%	602	100%
Finance & Other Businesses*	(2)		(8)

Total	$567		$594

*	Includes discontinued operations and items not directly associated with the market segments

     The Midwest market’s net income decreased $31 million, or 10 percent, to $266 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Net interest income (FTE) of $733 million decreased $13 million from the comparable period in the prior year, as a decrease in loan spreads was partially offset by increases in average loan balances and deposit spreads. The provision for loan losses increased $43 million, primarily due to an increase in commercial real estate reserves in the first nine months of 2007, compared to the first nine months of 2006. Noninterest income of $362 million increased $9 million from the comparable period in the prior year due to a $7 million increase in fiduciary income and a $5 million increase in card fees, partially offset by a $2 million decline in investment banking fees. Noninterest expenses of $642 million decreased $2 million from the same period in the prior year, primarily due to a $13 million decline in the provision for loan losses on lending-related commitments, which reflected stable credit quality in 2007 for customers in the automotive industry, compared to declining credit quality in 2006. This decrease was partially offset by a $4 million increase in salaries and employee benefits expense and a $3 million increase in litigation and operational losses. The Corporation opened two new banking centers in Michigan in the nine months ended September 30, 2007.
     The Western market’s net income decreased $15 million, or eight percent, to $175 million for the nine months ended September 30, 2007, compared to the same period in 2006. Net interest income (FTE) of $533 million increased $10 million from the comparable prior year period. The increase in net interest income (FTE) was primarily due to a $1.7 billion increase in average loan balances (excluding Financial Services Division) and a $780 million increase in average deposit balances (excluding Financial Services Division), partially offset by a decrease in net interest income from the Financial Services Division and declining loan spreads. Average low-rate Financial Services Division loan balances declined $1.1 billion in the first nine months of 2007 and average Financial Services Division noninterest-bearing deposits declined $1.7 billion. The provision for loan losses increased $32 million, primarily due to an increase in credit risk in the California residential real estate industry in the first nine months of 2007, compared to credit improvements in the first nine months of 2006. Noninterest income of $96 million for the nine months ended September 30, 2007 increased $10 million from the same period in 2006, in part due to a $4 million increase in income from the sale of SBA loans and a $2 million increase in customer derivative income. Noninterest expenses of $334 million increased $6 million primarily due to a $9 million increase in expenses related to the addition of new banking centers, primarily salaries and employee benefits expense and net occupancy expense. These increases were partially offset by a $7 million decrease in legal fees related to the Financial Services Division. The Corporation opened five new banking centers in the Western market in the nine months ended September 30, 2007.
     The Texas market’s net income increased $2 million, or three percent, to $67 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Net interest income (FTE) of $207 million increased $15 million from the comparable period in the prior year. The increase in net interest income (FTE) was primarily due to an increase in average loan and deposit balances, partially offset by a decrease in loan spreads. The provision for loan losses increased $6 million, primarily due to credit improvements recognized in the first nine months of 2006. Noninterest income of $63 million increased $8 million from the same period in the prior year, primarily due to a $2 million increase in commercial lending fees and increases in various other fee categories. Noninterest expenses of $168 million increased $11 million from the comparable period in the prior year, primarily due to a $7 million increase in salaries and employee benefits expense and a $1 million increase in net occupancy expense, of which $5 million was related to the addition of new banking centers. The Corporation opened six new banking centers in the Texas market in the nine months ended September 30, 2007.
     The Florida market’s net income decreased $3 million, or 26 percent, to $8 million for the nine months ended September 30, 2007, compared to the same period in 2006. Net interest income (FTE) of $35 million increased $3 million from the comparable period in the prior year, primarily due to an increase in average loan balances. The provision for loan losses increased $4 million, primarily due to an increase in commercial real estate industry reserves in the first nine months of 2007, compared to the same period in 2006. Noninterest income of $11 million was unchanged from the same period in the prior year. Noninterest expenses of $28 million increased $3 million from the comparable period in the prior year, primarily due to a $1 million increase in salaries and employee benefit expenses and a $1 million increase in net occupancy expenses.
     The Other Markets’ net income increased $1 million to $14 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Net interest income (FTE) of $23 million decreased $1 million from the comparable period in the prior year, primarily due to a decrease in average deposit balances and a decline in loan spreads. The provision for loan losses increased $1 million, primarily due to an increase in loan balances. Noninterest income of $27 million increased $6 million from the comparable period in the prior year, primarily due to a $4 million increase in fiduciary income from Strategic Trust Alliances business. Noninterest expenses of $27 million increased $2 million from the comparable period in the prior year, primarily due to an increase in salaries and employee benefits expense.

     The International market’s net income increased $13 million, to $39 million for the nine months ended September 30, 2007, compared to the same period in 2006. Net interest income (FTE) of $52 million increased $1 million from the comparable period in the prior year. The provision for loan losses was negative in both the first nine months of 2007 and 2006, due to credit improvements and recoveries. Noninterest income of $28 million increased $16 million from the comparable period in the prior year, primarily due to a $12 million loss on the sale of the Mexican bank charter in the third quarter 2006 and a $3 million increase in net securities gains in the first nine months of 2007. Noninterest expenses of $32 million decreased $6 million from the comparable period in the prior year, partially due to the sale of the Mexican bank charter in the third quarter 2006.
     The net loss for the Finance & Other Business segment was $2 million for the nine months ended September 30, 2007, compared to a loss of $8 million for the nine months ended September 30, 2006. Income from discontinued operations, net of tax, was $2 million for the nine months ended September 30, 2007, compared to a net loss of $3 million for the nine months ended September 30, 2006. Net interest income (FTE) increased $19 million, primarily due to the rising rate environment in which income received from the lending-related business increased faster than the longer-term value attributed to deposits generated by the business units. Noninterest income increased $16 million, primarily due to a $6 million increase in net income from principal investing and warrants and a $5 million increase in deferred compensation asset returns. The remaining difference is due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expenses are allocated to the business segments.
     The following table lists the number of the Corporation’s banking centers by market at September 30:

	2007	2006

Midwest	240	240
Western	80	69
Texas	73	64
Florida	9	8
International	1	1

Total	403	382

Financial Condition
     Total assets were $60.0 billion at September 30, 2007, compared to $58.0 billion at year-end 2006 and $58.5 billion at September 30, 2006. Total period-end loans increased $2.2 billion, or five percent, to $49.6 billion from December 31, 2006 to September 30, 2007. On an average basis, total loans increased $1.3 billion, or three percent ($2.0 billion, or four percent, excluding Financial Services Division loans), to $49.9 billion in the third quarter 2007, compared to $48.6 billion in the fourth quarter 2006. Within average loans, several business lines showed growth from the fourth quarter 2006 to the third quarter 2007 including the Global Corporate Banking (12 percent), Private Banking (nine percent), Small Business (four percent), Commercial Real Estate (four percent) and Middle Market (three percent) loan portfolios. Excluding Financial Services Division loans, average loans grew in the Western Market (nine percent), Texas Market (nine percent), International Market (eight percent), Other Markets (eight percent) and the Florida Market (five percent), from the fourth quarter 2006 to the third quarter 2007. Period-end federal funds sold and securities purchased under agreements to resell decreased $2.5 billion from December 31, 2006 to September 30, 2007 as a result of loan growth. Investment securities available-for-sale increased $1.2 billion, from $3.7 billion at December 31, 2006, to $4.9 billion at September 30, 2007 primarily due to the purchase of approximately $1.4 billion of mortgage-backed Government-sponsored agency securities in the first nine months of 2007, to assist in managing interest rate risk.
     Management currently expects average loan growth for full-year 2007, compared to 2006, to be in the mid to high single-digit range, excluding Financial Services Division loans, with flat growth in the Midwest market and low double-digit growth in the Western and Texas markets.
     Shared National Credit (SNC) loans totaled $10.0 billion (approximately 1,045 borrowers) at September 30, 2007, compared to $8.8 billion (approximately 1,000 borrowers) at December 31, 2006. SNC loans are facilities greater than $20 million shared by three or more federally supervised financial institutions, which are reviewed by regulatory authorities at the agent bank level. These loans, diversified by both line of business and geography, represented approximately 20 percent and 19 percent of total loans at September 30, 2007 and December 31, 2006, respectively. The Corporation generally seeks to obtain ancillary business within about two years of entering a SNC relationship. There were no SNC net loan charge-offs for the nine month period ended September 30, 2007 and no nonaccrual SNC loans at September 30, 2007. SNC loans comprised less than one percent of total nonaccrual loans at December 31, 2006.
     Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $14.8 billion at September 30, 2007, of which $5.5 billion, or 37 percent, were to borrowers in the Commercial Real Estate line of business. Borrowers in the Commercial Real Estate line of business include both local and national real estate developers, primarily involved in residential real estate. The $9.3 billion of commercial real estate loans in other business lines consist primarily of commercial mortgages for properties of middle market and small business customers.
     The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate line of business by project type and location of property.

(dollar amounts in millions)
September 30, 2007
	Location of Property
					Other
Project Type:	Western	Michigan	Texas	Florida	Markets	Total	% of Total

Real estate construction loans:
Commercial Real Estate business line:
Single Family	$978	$99	$167	$290	$184	$1,718	43%
Land Development	386	119	154	44	55	758	19
Retail	131	94	189	38	45	497	12
Multi-family	68	21	129	42	52	312	8
Multi-use	123	21	26	29	13	212	5
Office	83	16	62	—	12	173	4
Land Carry	155	6	—	—	—	161	4
Commercial	105	26	10	5	59	205	5
Other	—	—	—	—	9	9	—

Total	$2,029	$402	$737	$448	$429	$4,045	100%

Commercial mortgage loans:
Commercial Real Estate business line:
Land Carry	$290	$186	$109	$111	$35	$731	50%
Office	45	57	32	—	2	136	10
Retail	9	53	12	3	47	124	9
Multi-family	7	97	16	31	64	215	15
Commercial	92	38	3	—	8	141	10
Single Family	14	2	5	11	20	52	4
Other	3	14	—	—	17	34	2

Total	$460	$447	$177	$156	$193	$1,433	100%

     Total liabilities increased $2.1 billion, or four percent, from $52.8 billion at December 31, 2006, to $54.9 billion at September 30, 2007. Total deposits decreased $3.0 billion, or seven percent, to $41.9 billion at September 30, 2007, from $44.9 billion at December 31, 2006, reflecting decreases of $2.6 billion in noninterest-bearing deposits and $436 million in money market and NOW deposits. Institutional certificates of deposit decreased $734 million, as the Corporation replaced maturing certificates with senior debt, a trend expected to continue for the remainder of 2007. Partially offsetting the declines in deposits was an increase of $787 million in customer certificates of deposits. Deposits in the Financial Services Division, some of which are not expected to be long-lived, decreased $2.7 billion to $3.8 billion at September 30, 2007 from $6.5 billion at December 31, 2006. Average Financial Services Division deposits decreased $1.5 billion, to $3.8 billion in the third quarter 2007 from $5.3 billion in the fourth quarter 2006, in part due to the continued slowing of the real estate activity combined with the destabilization of the mortgage market in California in the third quarter 2007. Average Financial Services Division noninterest-bearing deposits decreased $1.4 billion, to $2.6 billion in the third quarter 2007, from $4.0 billion in the fourth quarter 2006.

     Management expects the following for full-year 2007, based upon current trends:
•	Average Financial Services Division noninterest-bearing deposits of about $2.8 billion, reflecting expected average deposits of about $1.8 billion in the fourth quarter 2007; and

•	Average Financial Services Division loans will fluctuate in tandem with the level of noninterest-bearing deposits.
Capital
     Shareholders’ equity was $5.1 billion at September 30, 2007 and $5.2 billion at December 31, 2006.
     The following table presents a summary of changes in shareholders’ equity in the nine month period ended September 30, 2007:

(in millions)

Balance at December 31, 2006		$5,153
FSP 13-2 transition adjustment, net of tax		(46)
FIN 48 transition adjustment, net of tax		3

Balance at January 1, 2007		5,110
Retention of earnings (net income less cash dividends declared)		271
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$30
Cash flow hedges	42
Defined benefit and other postretirement plans adjustment	14

Total change in accumulated other comprehensive income (loss)		86
Repurchase of approximately 9.0 million shares of common stock		(533)
Net issuance of common stock under employee stock plans		97
Recognition of share-based compensation expense		46

Balance at September 30, 2007		$5,077

     The November 14, 2006 authorization of the Board of Directors of the Corporation to purchase up to 10 million shares of Comerica Incorporated outstanding common stock remained unfilled at September 30, 2007. There is no expiration date for the Corporation’s share repurchase program. Substantially all shares purchased as part of the Corporation’s publicly announced repurchase program were transacted in the open market and were within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market.
     The following table summarizes the Corporation’s share repurchase activity for the nine months ended September 30, 2007.

			Total Number of Shares
	Total Number		Purchased as Part of Publicly	Remaining Share
	of Shares	Average Price	Announced Repurchase Plans	Repurchase
(shares in thousands)	Purchased (1)	Paid Per Share	or Programs	Authorization (2)

Total first quarter 2007	3,491	$60.29	3,441	9,113

Total second quarter 2007	3,496	62.15	3,488	5,625

July 2007	868	54.42	864	4,761
August 2007	649	53.50	649	4,112
September 2007	503	53.42	503	3,609

Total third quarter 2007	2,020	53.88	2,016	3,609

Total year-to-date 2007	9,007	$59.58	8,945	3,609

(1)	Includes shares purchased as part of publicly announced repurchase plans or programs, shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for grant prices and/or taxes related to stock option exercises and restricted stock vesting under the terms of an employee share-based compensation plan.

(2)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs.

     The Corporation’s capital ratios exceed minimum regulatory requirements as follows:

	September 30,	December 31,
	2007	2006

Tier 1 common capital ratio*	6.98%	7.54%
Tier 1 risk-based capital ratio (4.00% - minimum)*	7.65	8.02
Total risk-based capital ratio (8.00% - minimum)*	11.40	11.63
Leverage ratio (3.00% - minimum)*	9.61	9.76

*	September 30, 2007 ratios are estimated
     At September 30, 2007, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (Tier 1 risk-based capital, total risk-based capital and leverage ratios greater than six percent, 10 percent and five percent, respectively). Based on an interim decision issued by the banking regulators, the after-tax charge to shareholders’ equity associated with the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R),” was excluded from the calculation of regulatory capital ratios. Therefore, for purposes of calculating regulatory capital ratios, shareholders’ equity was increased by $215 million and $201 million on December 31, 2006 and September 30, 2007, respectively.
     The Corporation expects to continue active capital management in 2007 within targeted capital ratios: Tier 1 common from 6.50 percent to 7.50 percent and Tier 1 risk-based from 7.25 percent to 8.25 percent. Total open market share repurchases in 2007 are expected to be about ten million shares.

Risk Management
     The following updated information should be read in conjunction with the “Risk Management” section on pages 44-59 of the Corporation’s 2006 Annual Report.
Credit Risk
Allowance for Credit Losses and Nonperforming Assets
     The allowance for credit losses is the combined allowance for loan losses and allowance for credit losses on lending-related commitments. The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The Corporation performs a detailed quarterly credit quality review on both large business and certain large personal purpose consumer and residential mortgage loans that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying projected loss ratios, based on numerous factors identified below, to the loans within each risk rating. In addition, a portion of the allowance is allocated to these remaining loans based on industry-specific risks inherent in certain portfolios, including portfolio exposures to automotive, technology-related, and retail trade (gasoline delivery) industries, Michigan and California residential real estate development and SBA loans. The portion of the allowance allocated to all other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends and past due and nonaccrual trends. These loss ratios are supported by underlying analysis, including information on migration and loss given default studies from each of the three largest geographic markets (Midwest, Western and Texas), as well as mapping to bond tables.
     Actual loss ratios experienced in the future may vary from those projected. The uncertainty occurs because factors may exist which affect the determination of probable losses inherent in the loan portfolio and are not necessarily captured by the application of projected loss ratios or identified industry-specific risks. A portion of the allowance is maintained to capture these probable losses and reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses. Factors that were considered in the evaluation of the adequacy of the Corporation’s allowance include the inherent imprecision in the risk rating system and the risk associated with new customer relationships. The allowance associated with the margin for inherent imprecision covers probable loan losses as a result of an inaccuracy in assigning risk ratings or stale ratings which may not have been updated for recent negative trends in particular credits. The allowance due to new business migration risk is based on an evaluation of the risk of rating downgrades associated with loans that do not have a full year of payment history.
     The total allowance for loan losses is available to absorb losses from any segment within the portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance. Inclusion of other industry-specific portfolio exposures in the allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in the need for additional provision for loan losses in order to maintain an allowance that complies with credit risk and accounting policies. At September 30, 2007, the total allowance for loan losses was $512 million, an increase of $19 million from $493 million at December 31, 2006. The increase resulted mostly from an increase in individual and industry reserves for customers in the real estate industry, primarily Michigan and California residential real estate development. These increases were partially offset by reductions in the industry reserves for customers in the automotive, air transportation, and contractor industries. The allowance for loan losses as a percentage of total period-end loans was 1.03 percent at September 30, 2007 and 1.04 percent at December 31, 2006.
     The Corporation also maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheets. Lending-related commitments for which it is probable that the commitment will be drawn (or sold) are reserved with the same projected loss rates as loans, or with specific reserves. In general, the probability of draw is considered certain once the credit becomes a watch list credit (generally consistent with regulatory defined special mention, substandard and doubtful credits). Non-watch list credits have a lower probability of draw, to which standard loan loss rates are applied. The allowance for credit losses on lending-related commitments was $19 million at September 30, 2007, a decrease of $7 million from $26 million at December 31, 2006, resulting primarily from a decrease in specific reserves related to unused commitments extended to two large customers in the automotive industry due to sales and improved market values for these commitments. Unfunded lending-related commitments of $60 million and $93 million were sold in the nine months ended September 30, 2007 and 2006, respectively.
     Nonperforming assets at September 30, 2007 were $291 million, compared to $232 million at December 31, 2006, an increase of $59 million, or 26 percent. The allowance for loan losses as a percentage of nonperforming loans decreased to 188 percent at September 30, 2007, from 231 percent at December 31, 2006. Although nonperforming assets increased, the amount remains low by historical standards.
     Nonperforming assets at September 30, 2007 and December 31, 2006 were categorized as follows:

	September 30,	December 31,
(in millions)	2007	2006

Nonaccrual loans:
Commercial	$64	$97
Real estate construction:
Commercial Real Estate business line	55	18
Other business lines	4	2

Total real estate construction	59	20
Commercial mortgage:
Commercial Real Estate business line	63	18
Other business lines	77	54

Total commercial mortgage	140	72
Residential mortgage	1	1
Consumer	4	4
Lease financing	—	8
International	4	12

Total nonaccrual loans	272	214
Reduced-rate loans	—	—

Total nonperforming loans	272	214
Foreclosed property	19	18

Total nonperforming assets	$291	$232

Loans past due 90 days or more and still accruing	$56	$14

     The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2007	June 30, 2007	March 31, 2007

Nonaccrual loans at beginning of period	$244	$218	$214
Loans transferred to nonaccrual (1)	94	107	69
Nonaccrual business loan gross charge-offs (2)	(44)	(40)	(31)
Loans transferred to accrual status (1)	(5)	(8)	—
Nonaccrual business loans sold (3)	(11)	—	(4)
Payments/Other (4)	(6)	(33)	(30)

Nonaccrual loans at end of period	$272	$244	$218

(1)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(2)	Analysis of gross loan charge-offs:

Nonaccrual business loans	$44	$40	$31
Performing watch list loans	—	—	—
Consumer and residential mortgage loans	3	3	3

Total gross loan charge-offs	$47	$43	$34

(3) Analysis of loans sold:
Nonaccrual business loans	$11	$—	$4
Performing watch list loans	—	—	—

Total loans sold	$11	$—	$4

(4)	Includes net changes related to nonaccrual loans with balances less than $2 million, other than business loan gross charge-offs and nonaccrual business loans sold, and payments on nonaccrual loans with book balances greater than $2 million.
     Twelve loan relationships with balances greater than $2 million, which totaled $94 million, were transferred to nonaccrual status in the third quarter 2007, a decrease of $13 million from $107 million in the second quarter 2007. All of the transfers to nonaccrual with balances greater than $2 million in the third quarter 2007 were from the Midwest market. There were two loan relationships greater than $10 million transferred to nonaccrual in the third quarter 2007. These loans totaled $53 million and were to companies in the real estate industry.
     The following table presents a summary of total internally classified watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans). Total watch list loans increased both in dollars and as a percentage of the total loan portfolio from December 31, 2006 to September 30, 2007.

(dollar amounts in millions)	September 30, 2007	December 31, 2006

Total watch list loans	$3,207	$2,411
As a percentage of total loans	6.5%	5.1%

     The following table presents a summary of nonaccrual loans at September 30, 2007 and loan relationships transferred to nonaccrual and net loan charge-offs during the three months ended September 30, 2007, based primarily on the Standard Industrial Classification (SIC) industry categories.

			Three Months Ended
(dollar amounts in millions)	September 30, 2007		September 30, 2007
			Loans Transferred to		Net Loan Charge-Offs
Industry Category	Nonaccrual Loans		Nonaccrual *		(Recoveries)
Real estate	$125	47%	$77	82%	$9	22%
Retail trade	49	18	—	—	6	15
Services	32	12	—	—	4	10
Automotive	17	6	—	—	—	—
Manufacturing	14	5	—	—	—	1
Contractors	9	3	9	9	5	13
Transportation	7	2	2	2	3	6
Wholesale Trade	6	2	—	—	2	5
Finance	3	1	6	7	7	18
Other **	10	4	—	—	4	10

Total	$272	100%	$94	100%	$40	100%

*	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

**	Consumer nonaccrual loans and net charge-offs are included in the “Other” category.
     Net loan charge-offs for the third quarter 2007 were $40 million, or 0.32 percent of average total loans, compared to $3 million, or 0.02 percent, for the third quarter 2006. Total net credit-related charge-offs for the third quarter 2007 were $40 million, or 0.32 percent of average total loans, compared to $8 million, or 0.06 percent, for the third quarter 2006. The carrying value of nonaccrual loans as a percentage of contractual value was 70 percent at September 30, 2007, compared to 71 percent at December 31, 2006 and 66 percent at September 30, 2006. The increase in carrying value of nonaccrual loans as a percentage of the contractual value from a year ago reflects a stronger focus in recent years on exiting under-collateralized loan relationships prior to the loan reaching nonaccrual status, either through secondary debt market sales or aggressively encouraging those borrowers to find other sources of financing.
     For further discussion of credit risk, see pages 44-52 in the Corporation’s 2006 Annual Report.
Market Risk
Interest Rate Risk
     Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation actively manages its exposure to interest rate risk. The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, using simulation modeling analysis as its principal risk management evaluation technique. The results of these analyses provide the information needed to assess the balance sheet structure. Changes in economic activity, different from those management included in its simulation analyses, whether domestically or internationally, could translate into a materially different interest rate environment than currently expected. Management evaluates “base” net interest income under what is believed to be the most likely balance sheet structure and interest rate environment. The most likely interest rate environment is derived from management’s forecast for the next 12 months. This “base” net interest income is then evaluated against non-parallel interest rate scenarios that increase and decrease 200 basis points (but not lower than zero percent) from the most likely rate environment. Since movement is from the most likely rate environment, actual movement from the current rates may be more or less than 200 basis points. For this analysis, the rise or decline in interest rates occurs in a linear fashion over twelve months. In addition, adjustments to asset prepayment levels, yield curves and overall balance sheet mix and growth assumptions are made to be consistent with each interest rate environment. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Derivative instruments entered into for risk management purposes are included in these analyses.

     The table below as of September 30, 2007 and December 31, 2006 displays the estimated impact on net interest income during the next 12 months as it relates to the most likely scenario results from the 200 basis point non-parallel shock under this analysis. Corporate guidelines limit adverse change in this scenario to no more than four percent of management’s most likely net interest income forecast.

	September 30, 2007		December 31, 2006
(in millions)	Amount	%	Amount	%

Change in Interest Rates:
+200 basis points	$32	2%	$34	2%
-200 basis points	(56)	(3)	(51)	(2)

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
     The table below as of September 30, 2007 and December 31, 2006 displays the estimated impact on the economic value of equity from the 200 basis point immediate parallel increase or decrease in interest rates as described above. The change in the economic value of equity from December 31, 2006 to September 30, 2007 was primarily driven by the issuance of $515 million of 6.576% fixed rate subordinated notes due 2037, which accounted for three percentage points of the five percentage point decline under the 200 basis point parallel decrease in interest rates scenario in the table below. The subordinated notes due 2037 relate to trust preferred securities issued by an unconsolidated subsidiary in the first quarter 2007.

	September 30, 2007		December 31, 2006
(in millions)	Amount	%	Amount	%

Change in Interest Rates:
+200 basis points	$375	2%	$155	2%
-200 basis points	(772)	(9)	(351)	(4)

Other Market Risks
     At September 30, 2007, the Corporation had a $76 million portfolio of indirect (through funds) private equity and venture capital investments, and had commitments of $44 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable, and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value. Approximately $12 million of the underlying equity and debt (primarily equity) in these funds are to companies in the automotive industry. The automotive-related positions do not represent a majority of any one fund’s investments, and therefore, the exposure related to these positions is mitigated by the performance of other investment interests within the fund’s portfolio of companies.
     The Corporation holds a portfolio of approximately 800 warrants for generally non-marketable equity securities. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. As discussed in Note 1 to the consolidated financial statements in the Corporation’s 2006 Annual Report, warrants that have a net exercise provision embedded in the warrant agreement are required to be accounted for as derivatives and recorded at fair value (approximately 600 warrants at September 30, 2007). The value of all warrants that are carried at fair value ($23 million at September 30, 2007) is at risk to changes in equity markets, general economic conditions and other factors. The majority of new warrants obtained as part of the loan origination process no longer contain an embedded net exercise provision.

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

Date: October 29, 2007

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