Form 10-K
period 2007-12-31
COMERICA INC /NEW/
filed 2008-02-26
CIK 28412

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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
• Floating Rate Senior Notes due 2010
• 6.576% Capital Securities of Comerica Capital Trust II due 2037
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes       No ☐
Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes            No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑            Accelerated filer ☐                      Non-accelerated filer ☐                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       No ☑
At June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of approximately $8,757,473,997 based on the closing price on the New York Stock Exchange on that date of $59.47 per share and approximately 147,258,685 shares of common stock held by non-affiliates. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica’s Trust Department holds for Comerica and Comerica’s employee plans, and all common shares the registrant’s directors and executive officers hold, are held by affiliates.
At February 20, 2008, the registrant had outstanding 150,513,951 shares of its common stock, $5 par value.
Documents Incorporated by Reference:
1. Parts I and II:
Items 1, 5-8 and 9A— Annual Report to Shareholders for the year ended December 31, 2007.
2. Part III:
Items 10-14— Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2008.

PART I
Item 1. Business.
GENERAL
Comerica Incorporated (“Comerica”) is a financial services company, incorporated under the laws of the State of Delaware, and headquartered in Dallas, Texas. As of December 31, 2007, it was among the 20 largest commercial banking companies in the United States. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank, which at such time was a Michigan banking corporation and one of Michigan’s oldest banks (formerly Comerica Bank-Detroit). On October 31, 2007, Comerica Bank, a Michigan banking corporation, was merged with and into Comerica Bank, a Texas banking association (“Comerica Bank”). As of December 31, 2007, Comerica owned directly or indirectly all the outstanding common stock of 2 active banking and 61 non-banking subsidiaries. At December 31, 2007, Comerica had total assets of approximately $62.3 billion, total deposits of approximately $44.3 billion, total loans (net of unearned income) of approximately $50.7 billion and common shareholders’ equity of approximately $5.1 billion.
BUSINESS STRATEGY
Comerica has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. In addition to the three major business segments, the Finance Division is also reported as a segment.
The Business Bank is primarily comprised of the following businesses: middle market, commercial real estate, national dealer services, international finance, global corporate, leasing, financial services, and technology and life sciences. This business segment meets the needs of medium-size businesses, multinational corporations and governmental entities by offering various products and services, including commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services and loan syndication services.
The Retail Bank includes small business banking and personal financial services, consisting of consumer lending, consumer deposit gathering and mortgage loan origination. In addition to a full range of financial services provided to small business customers, this business segment offers a variety of consumer products, including deposit accounts, installment loans, credit cards, student loans, home equity lines of credit and residential mortgage loans.
Wealth & Institutional Management offers products and services consisting of fiduciary services, private banking, retirement services, investment management and advisory services, investment banking and discount securities brokerage services. This business segment also offers the sale of annuity products, as well as life, disability and long-term care insurance products.
The Finance segment includes Comerica’s securities portfolio and asset and liability management activities. This segment is responsible for managing Comerica’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage Comerica’s exposure to liquidity, interest rate risk and foreign exchange risk.
In addition, Comerica has positioned itself to deliver financial services in its four primary geographic markets: Midwest, Western, Texas, and Florida.
The Midwest market consists of Michigan, Ohio and Illinois. Currently, Michigan operations represent the significant majority of the Midwest market.
The Western market consists of the states of California, Arizona, Nevada, Colorado and Washington. Currently, California operations represent the significant majority of the Western market.
The Texas and Florida markets consist of the states of Texas and Florida, respectively.
In addition to the four primary geographic markets, Comerica also considers Other Markets and International as market segments. Other Markets include businesses with a national perspective, Comerica’s investment management and trust alliance businesses as well as activities in all other markets in which Comerica has operations, except for the International market. The International market represents the activities of Comerica’s international finance division, which provides banking services primarily to foreign-owned North American-based companies and secondarily to international operations of North American-based companies.

We provide financial information for our segments and information about our non-U.S. revenues and long-lived assets: (1) under the caption, “Strategic Lines of Business” on pages 33 through 36 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2007, which pages are hereby incorporated by reference; and (2) in Note 24 of the Notes to Consolidated Financial Statements located on pages 119 through 124 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2007, which pages are hereby incorporated by reference.
We provide information about the net interest income and noninterest income we received from our various classes of products and services: (1) under the caption, “Table 2: Analysis of Net Interest Income - Fully Taxable Equivalent (FTE)” on page 23 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2007, which page is hereby incorporated by reference; (2) under the caption “Net Interest Income” on pages 24 and 25 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2007, which pages are hereby incorporated by reference; and (3) under the caption “Noninterest Income” on pages 27 and 28 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2007, which pages are hereby incorporated by reference.
We provide information on risks attendant to foreign operations: (1) under the caption, “Provision for Credit Losses” on pages 26 and 27 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2007, which pages are hereby incorporated by reference; (2) under the caption “Geographic Market Segments” on page 34 through 36 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2007, which pages are hereby incorporated by reference; (3) under the caption, “Table 7: International Cross-Border Outstandings” on page 41 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2007, which page is hereby incorporated by reference; and (4) under the caption “Allowance for Credit Losses” on pages 46 through 48 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2007, which pages are hereby incorporated by reference.
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
Comerica Bank is chartered by the State of Texas and at the state level is supervised and regulated by the Texas Department of Banking. Comerica Bank & Trust, National Association is chartered under federal law and is subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”). Comerica Bank and Comerica Bank & Trust, National Association are members of the Federal Reserve System (“FRS”) and are supervised and regulated by the Federal Reserve Bank of Dallas and the Federal Reserve Bank of Chicago, respectively. The deposits of both the foregoing banks are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

The FRB supervises non-banking activities conducted by companies directly and indirectly owned by Comerica. In addition, Comerica’s non-banking subsidiaries are subject to supervision and regulation by various state, federal and self-regulatory agencies, including, but not limited to, the Financial Industry Regulatory Authority (in the case of Comerica Securities, Inc. and Comerica Capital Markets Corporation), the Office of Financial and Insurance Services Department of Insurance of the State of Michigan (in the case of Comerica Insurance Services, Inc.), and the Securities and Exchange Commission (in the case of Comerica Securities, Inc., Comerica Capital Markets Corporation and World Asset Management, Inc.).
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
As permitted by the Interstate Act, Comerica has consolidated most of its banking business into one bank, Comerica Bank, with branches in Texas, Michigan, California, Florida and Arizona.
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

Comerica Bank and Comerica Bank & Trust, National Association are required by federal law to obtain the prior approval of the FRB and/or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank’s retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound banking practices and could prohibit the payment of dividends under circumstances in which such payment could be deemed an unsafe and unsound banking practice. In addition, Comerica Bank is also subject to limitations under Texas state law regarding the amount of earnings that may be paid out as dividends, and requiring prior approval for payments of dividends that exceed certain levels.
At January 1, 2008, Comerica’s subsidiary banks, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $234 million from retained net profits of the preceding two years, plus an amount approximately equal to the retained net profits (as measured under current regulations), if any, earned for the period from January 1, 2008 through the date of declaration. Comerica’s subsidiary banks declared dividends of $614 million in 2007, $746 million in 2006 and $793 million in 2005 without the need for prior governmental approvals.
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
As of December 31, 2007, Comerica and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” under these regulations.
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
Comerica, like other bank holding companies, currently is required to maintain Tier 1 and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2007, Comerica met both requirements, with Tier 1 and total capital equal to 7.51% and 11.20% of its total risk-weighted assets, respectively.
Comerica is also required to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% to 5%, depending upon criteria defined and assessed by the FRB. Comerica’s leverage ratio of 9.26% at December 31, 2007 reflects the nature of Comerica’s balance sheet and demonstrates a commitment to capital adequacy.
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
FDIC Insurance Assessments
Comerica’s subsidiary banks are subject to FDIC deposit insurance assessments to maintain the Deposit Insurance Fund (“DIF”). As of December 31, 2007, Comerica’s banking subsidiaries held approximately $43.0 billion of DIF-assessable deposits. Prior to 2007, Comerica’s banking subsidiaries had not paid nor been assessed deposit insurance assessments on the DIF-assessable deposits under the FDIC’s risk related assessment system. The FDIC’s risk related assessment system was revised effective January 1, 2007, however, and Comerica’s banking subsidiaries were assessed deposit insurance premiums on a quarterly basis, beginning in June 2007. In 2007, these assessment premiums totaled $16.3 million and were applied against a one-time credit of $33.4 million. Comerica expects to apply the remaining credit of $17.1 million against assessment premiums in 2008 before making payments in 2008.
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

EMPLOYEES
As of December 31, 2007, Comerica and its subsidiaries had 10,226 full-time and 1,111 part-time employees.
AVAILABLE INFORMATION
Comerica maintains an Internet website at www.comerica.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after those reports are filed with or furnished to the U.S. Securities and Exchange Commission. The Code of Business Conduct and Ethics for Employees, the Code of Business Conduct and Ethics for Members of the Board of Directors and the Senior Financial Officer Code of Ethics adopted by Comerica are also available on the Internet website and are available in print to any shareholder who requests them. Such requests should be made in writing to the Corporate Secretary at Comerica Incorporated, Comerica Bank Tower, 1717 Main Street, MC 6404, Dallas, Texas 75201.
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

Local, domestic, and international economic, political and industry specific conditions affect the financial services industry, directly and indirectly. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors outside of Comerica’s control may adversely affect Comerica. Economic downturns could result in the delinquency of outstanding loans, which could have a material adverse impact on Comerica’s earnings.

•	Governmental monetary and fiscal policies may adversely affect the financial services industry, and therefore impact Comerica’s financial condition and results of operations.

Monetary and fiscal policies of various governmental and regulatory agencies, in particular the Federal Reserve Board, affect the financial services industry, directly and indirectly. The Federal Reserve Board regulates the supply of money and credit in the United States and its monetary and fiscal policies determine in a large part Comerica’s cost of funds for lending and investing and the return that can be earned on such loans and investments. Changes in such policies, including changes in interest rates, will influence the origination of loans, the value of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits. Changes in monetary and fiscal policies are beyond are control and difficult to predict. Comerica’s financial condition and results of operations could be materially adversely impacted by changes in governmental monetary and fiscal policies.

•	Recent problems faced by residential real estate developers could materially impact Comerica.

Problems in the United States’ residential real estate development industry, specifically in Michigan (Midwest market) and both northern and southern California (Western market), could materially impact Comerica. Poor economic conditions could result in decreased demand for residential housing, which, in turn, could adversely affect the development and construction efforts of residential real estate developers. Consequently, such economic downturns could adversely affect the ability of such residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. These problems faced by residential real estate developers could have a material adverse impact on the financial results of Comerica.

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

•	Businesses and industries in which Comerica has lending concentrations, including, but not limited to, automotive production industry and the real estate business, could suffer a significant decline which could adversely affect Comerica.

Comerica’s business customer base consists, in part, of lending concentrations in volatile businesses and industries such as the automotive production industry and the real estate business. In the event of a downturn in the economy or general or further decline in any one of those businesses or industries, Comerica could experience increased credit losses, and its business could be materially adversely affected.

•	The introduction, implementation, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the opening of new banking centers, may be less successful or may be different than anticipated. Such a result could adversely affect Comerica’s business.

Comerica makes certain projections and develops plans and strategies for its banking and financial products. If Comerica does not accurately determine demand for its banking and financial product needs, it could result in Comerica incurring significant expenses without the anticipated increases in revenue, which could result in a material adverse effect on its earnings.

•	Utilization of technology to efficiently and effectively develop, market and deliver new products and services.

The financial services industry experiences rapid technological change with regular introductions of new technology-driven products and services. The efficient and effective utilization of technology enables financial institutions to better serve customers and to reduce costs. Comerica’s future success depends, in part, upon its ability to address the needs of its customers by using technology to market and deliver products and services that will satisfy customer demands and create additional efficiencies in Comerica’s operations. Comerica may not be able to effectively develop new technology-driven products and services or be successful in marketing these products and services to its customers, which could have a material adverse impact on Comerica’s financial condition and results of operations.

•	Changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing, could adversely affect Comerica’s net interest income and balance sheet.

The operations of financial institutions such as Comerica are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the trade, fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affect financial institutions’ net interest income. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. Comerica’s financial results could be materially adversely impacted by changes in financial market conditions.

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

Comerica is subject to extensive regulation, supervision and examination by the Texas Department of Banking, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the Securities and Exchange Commission and other regulatory bodies. Such regulation and supervision governs the activities in which Comerica may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Comerica’s operations, investigations and limitations related to Comerica’s securities, the classification of Comerica’s assets and determination of the level of Comerica’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on Comerica’s business, financial condition or results of operations.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The executive offices of Comerica are located in the Comerica Bank Tower, 1717 Main Street, Dallas, Texas 75201. Comerica Bank leases five floors of the building, plus an additional 34,238 square feet on the building’s lower level, from an unaffiliated third party. The lease for such space used by Comerica and its subsidiaries extends through September 2023. Comerica and its subsidiaries also currently occupy 11 floors in the Comerica Tower at Detroit Center, 500 Woodward Avenue, Detroit, Michigan 48226. Such space is leased through Comerica Bank from an unaffiliated third party. The leases at that building extend through January 2012. As of December 31, 2007, Comerica, through its banking affiliates, operated a total of 482 banking centers, trust services locations, and loan production or other financial services offices, primarily in the States of Texas, Michigan, California and Florida. Of these offices, 219 were owned and 263 were leased. As of December 31, 2007, affiliates also operated from leased spaces in Mesa and Phoenix, Arizona; Denver, Colorado; Wilmington, Delaware; Barrington, Chicago and Oakbrook Terrace, Illinois; Boston and Waltham, Massachusetts; Minneapolis, Minnesota; Princeton and Sea Girt, New Jersey; Las Vegas, Nevada; New York, New York; Rocky Mount and Wilmington, North Carolina; Cleveland and West Chester, Ohio; Memphis, Tennessee; Reston, Virginia; Bellevue and Seattle, Washington; Monterrey, Mexico; Wanchai, Hong Kong; Toronto, Ontario, Canada and Windsor, Ontario, Canada. Comerica and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, a 10-story building in the central business district of Detroit, Michigan that houses certain departments of Comerica and Comerica Bank, and three buildings in Auburn Hills, Michigan, used mainly for lending functions and operations.
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
Item 4. Submission of Matters to a Vote of Security Holders.
Comerica did not submit any matters for a vote of the security holders in the fourth quarter of 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Common Stock
The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 20, 2008, there were approximately 13,499 record holders of Comerica’s common stock.
Sales Prices and Dividends
Quarterly cash dividends were declared during 2007 and 2006 totaling $2.56 and $2.36 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of Comerica’s common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2007 and 2006, as well as dividend information.

			Dividends	Dividend*
Quarter	High	Low	Per Share	Yield
2007
Fourth	$54.88	$39.62	$0.64	5.4%
Third	61.34	50.26	0.64	4.6
Second	63.89	58.18	0.64	4.2
First	63.39	56.77	0.64	4.3
2006
Fourth	$59.72	$55.82	$0.59	4.1%
Third	58.95	51.45	0.59	4.3
Second	60.10	50.12	0.59	4.3
First	58.62	54.23	0.59	4.2

*	Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2007

Number of
securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	18,942,982	$56.54	10,908,149	(2)(3)
Equity compensation plans not approved by security holders (4)	229,500	57.74	—

Total	19,172,482	$56.55	10,908,149

(1)	Consists of options to acquire shares of common stock, par value $5.00 per share, issued under the Comerica’s Amended and Restated 2006 Long-Term Incentive Plan, Amended and Restated 1997 Long-Term Incentive Plan, the 1991 Long-Term Incentive Plan, the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors, and the Imperial Bank Stock Option Plan (assumed by Comerica in connection with its acquisition of Imperial Bank). Does not include 32,998 restricted stock units equivalent to shares of common stock issued under the Comerica Incorporated Incentive Plan for Non-Employee Directors and outstanding as of December 31, 2007, or 1,325,985 shares of restricted stock issued under Comerica’s Amended and Restated 2006 Long-Term Incentive Plan and outstanding as of December 31, 2007. There are no shares available for future issuances under any of these plans other than the Comerica Incorporated Incentive Plan for Non-Employee Directors and Comerica’s Amended and Restated 2006 Long-Term Incentive Plan. The Comerica Incorporated Incentive Plan for Non-Employee Directors was approved by the shareholders on May 18, 2004. The Amended and Restated 2006 Long-Term Incentive Plan was approved on May 16, 2006.

(2)	Does not include shares of common stock purchased by employees under the Amended and Restated Employee Stock Purchase Plan, or contributed by Comerica on behalf of the employees. The Amended and Restated Employee Stock Purchase Plan was ratified and approved by the shareholders on May 18, 2004. Five million shares of Comerica’s common stock have been registered for sale or awards to employees under the Amended and Restated Employee Stock Purchase Plan. As of December 31, 2007, 1,405,263 shares had been purchased by or contributed on behalf of employees, leaving 3,594,737 shares available for future sale or awards. If these shares available for future sale or awards under the Employee Stock Purchase Plan were included, the number shown in column (c) would be 14,502,886.

(3)	These shares are available for future issuance under Comerica’s Amended and Restated 2006 Long-Term Incentive Plan in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards and under the Incentive Plan for Non-Employee Directors in the form of options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards. Under the Amended and Restated 2006 Long-Term Incentive Plan, not more than a total of 2.2 million shares may be used for awards other than options and stock appreciation rights and not more than one million shares are available as incentive stock options. Further, no award recipient may receive more than 350,000 shares during any calendar year, and the maximum number of shares underlying awards of options and stock appreciation rights that may be granted to an award recipient in any calendar year is 350,000.

(4)	Consists of options to acquire shares of common stock, par value $5.00 per share, issued under the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors of Comerica Bank and Affiliated Banks (terminated March 2004).
Most of the equity awards made by Comerica during 2007 were granted under the shareholder-approved Amended and Restated 2006 Long-Term Incentive Plan.
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
Director Deferred Compensation Plans — Comerica maintains two deferred compensation plans for non-employee directors of Comerica, its subsidiaries and its advisory boards: the Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (the “Common Stock Deferral Plan”) and the Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (the “Mutual Fund Deferral Plan”). The Common Stock Deferral Plan allows directors to invest in units that correlate to, and are functionally equivalent to, shares of common stock of Comerica, while the Mutual Fund Deferral Plan allows directors to invest in units that correlate to, and are functionally equivalent to, the shares of certain mutual funds offered under such plan. The Common Stock Deferral Plan previously provided for the mandatory deferral of 50% of the annual retainer of each director of Comerica into shares of common stock of Comerica, but currently has no mandatory deferral. Until the mandatory deferral requirement was discontinued, directors could voluntarily defer the remaining 50% of their director fees (and all other non-employee directors of Comerica’s subsidiaries could choose to defer up to 100% of their director fees) under the Common Stock Deferral Plan or the Mutual Fund Deferral Plan, or a combination of the two plans. Currently, all eligible non-employee directors may defer any portion or none of their director fees under the Common Stock Deferral Plan or the Mutual Fund Deferral Plan, or a combination of the two plans.

The directors’ accounts under the Common Stock Deferral Plan are increased to the extent of dividends paid on Comerica common stock to reflect the number of additional shares of Comerica’s common stock that could have been purchased had the dividends been paid on each share of common stock hypothetically underlying then-outstanding stock units in the directors’ accounts. Similarly, the directors’ accounts under the Mutual Fund Deferral Plan are increased in connection with the payment of dividends paid on the mutual fund shares to reflect the number of additional shares of mutual fund shares that could have been purchased had the dividends or other distributions been paid on each share of stock hypothetically underlying then-outstanding mutual fund units in the directors’ accounts. Following the applicable deferral period, the distribution of a participant’s Comerica stock unit account under the Common Stock Deferral Plan is made in Comerica’s common stock (with fractional shares being paid in cash), while the distribution of a participant’s mutual fund account under the Mutual Fund Deferral Plan is made in cash.
Employee Deferred Compensation Plans — Comerica maintains two deferred compensation plans for eligible employees of Comerica and its subsidiaries: the 1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (the “Employee Common Stock Deferral Plan”) and the 1999 Comerica Incorporated Deferred Compensation Plan (the “Employee Mutual Fund Plan”). Under the Employee Common Stock Deferral Plan, eligible employees may defer specified portions of their incentive awards into units that correlate to, and are functionally equivalent to, shares of common stock of Comerica. The employees’ accounts under the Employee Common Stock Deferral Plan are increased in connection with the payment of dividends paid on Comerica’s common stock to reflect the number of additional shares of Comerica’s common stock that could have been purchased had the dividends been paid on each share of common stock hypothetically underlying then-outstanding stock units in the employees’ accounts. The deferred compensation under the Employee Common Stock Deferral Plan is payable in shares of Comerica’s common stock following termination of service as an employee.
Similarly, under the Employee Mutual Fund Plan, eligible employees may defer specified portions of their compensation, including salary, bonus and incentive awards, into units that correlate to, and are functionally equivalent to, shares of certain mutual funds offered under the Employee Mutual Fund Plan. Beginning in 1999, no such funds are Comerica stock funds. The employees’ accounts under the Employee Mutual Fund Plan are increased in connection with the payment of dividends paid on the fund shares to reflect the number of additional shares of the fund stock that could have been purchased had the dividends been paid on each share of fund stock hypothetically underlying then-outstanding stock units in the employees’ accounts. The deferred compensation under the Employee Mutual Fund Plan is payable in cash following termination of service as an employee.
For additional information regarding Comerica’s equity compensation plans, please refer to Note 15 on pages 95 through 97 of the Consolidated Financial Statements contained in Comerica’s Annual Report to Shareholders for the year ended December 31, 2007.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Board of Directors of the Corporation (the “Board”) authorized the purchase of up to 10 million shares on November 13, 2007, in addition to the remaining unfulfilled portion of the November 14, 2006 authorization. Substantially all shares purchased as part of Comerica’s publicly announced repurchase program were transacted in the open market and were within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. There is no expiration date for Comerica’s share repurchase program. Open market repurchases totaled 10.0 million shares and 6.6 million shares in the years ended December 31, 2007 and 2006, respectively. The following table summarizes Comerica’s monthly share repurchase activity during the quarter ended December 31, 2007.

				Maximum
				Number of
			Total Number of	Shares that May
			Shares Purchased as	Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Month Ended	Shares Purchased(1)	Per Share	Programs	Programs
October 31, 2007	641,662	$46.42	637,596	2,971,581
November 30, 2007	395,300	43.64	395,300	12,576,281
December 31, 2007	—	—	—	12,576,281

Total	1,036,962	$45.36	1,032,896	12,576,281

(1)	Includes shares purchased as part of publicly announced repurchase plans or programs, shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for grant prices and/or taxes related to stock option exercises and restricted stock vesting under the terms of an employee share-based compensation plan.
For additional information regarding Comerica’s share repurchase program, please refer to Note 12 on pages 91 and 92 of the Consolidated Financial Statements contained in Comerica’s Annual Report to Shareholders for the year ended December 31, 2007.

Item 6. Selected Financial Data.
The response to this item is included on page 19 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2007, which page is hereby incorporated by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The response to this item is included on pages 20 through 67 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2007, which pages are hereby incorporated by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The response to this item is included on pages 54 through 61 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2007, which pages are hereby incorporated by reference.
Item 8. Financial Statements and Supplementary Data.
The response to this item is included on pages 68 through 136 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2007, and in the Statistical Disclosure by Bank Holding Companies on pages 23 through 57 and 83 through 88 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2007, which pages are hereby incorporated by reference.
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
Internal Control Over Financial Reporting
Management’s annual report on internal control over financial reporting and the related attestation report of Comerica’s registered public accounting firm are included on pages 131 and 132 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2007, which pages are hereby incorporated by reference.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Comerica has a Senior Financial Officer Code of Ethics that applies to the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, the Senior Vice President — Finance, and the Treasurer of Comerica. The Senior Financial Officer Code of Ethics is available on Comerica’s website at www.comerica.com.
The remainder of the response to this item will be included under the sections captioned “Information About Nominees and Incumbent Directors,” “Committees and Meetings of Directors,” “Committee Assignments,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2008, which sections are hereby incorporated by reference.
Item 11. Executive Compensation.
The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation”, “Compensation of Executive Officers”, “Compensation Discussion and Analysis”, “Compensation of Directors”, “Officer Stock Ownership Guidelines”, “Compensation Committee Report”, “Summary Compensation Table”, “Grants Of Plan-Based Awards”, “Outstanding Equity Awards At Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Deferred Compensation”, “Employee Deferred Compensation Plans”, and “Potential Payments Upon Termination or Change in Control” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2008, which sections are hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information called for by this item with respect to securities authorized for issuance under equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.
The response to the remaining requirements of this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2008, which sections are hereby incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Comerica,” “Transactions of Executive Officers with Comerica” and “Information about Nominees and Incumbent Directors” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2008, which sections are hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services.
The response to this item will be included under the section captioned “Independent Auditors” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2008, which section is hereby incorporated by reference.

Comerica Incorporated and Subsidiaries
FORM 10-K CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is included in the 2007 Annual Report to Shareholders or in the 2008 Proxy Statement used in connection with the 2008 Annual Meeting of Shareholders to be held on May 20, 2008.
The following cross-reference index shows the page location in the 2007 Annual Report to Shareholders or the section of the 2008 Proxy Statement of only that information which is to be incorporated by reference into this Form 10-K.	All other sections of the 2007 Annual Report to Shareholders or the 2008 Proxy Statement are not required in this Form 10-K and are not to be considered a part of this Form 10-K.
Page Number of 2007 Annual
Report to Shareholders or
Section of 2008 Proxy Statement

	PART I

ITEM 1.		Included herein;
		23; 26-27; 33-36;
	Business	119-124
ITEM 1A.	Risk Factors	Included herein
ITEM 1B.	Unresolved Staff Comments	Included herein
ITEM 2.	Properties	Included herein
ITEM 3.	Legal Proceedings	Included herein
ITEM 4.	Submission of Matters to a Vote of Security Holders	Included herein

	PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Included herein
	Performance Graph	18
ITEM 6.	Selected Financial Data	19
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-67
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	54-61
ITEM 8.	Financial Statements and Supplementary Data:	68-136
	Comerica Incorporated and Subsidiaries
	Consolidated Balance Sheets	68
	Consolidated Statements of Income	69
	Consolidated Statements of Changes in Shareholders’ Equity	70
	Consolidated Statements of Cash Flows	71
	Notes to Consolidated Financial Statements	72-130
	Report of Management	131
	Report of Independent Registered Public Accounting Firm	133
	Management’s Report on Internal Control Over Financial Reporting	131
	Attestation Report of Independent Registered Public Accounting Firm	132
	Statistical Disclosure by Bank Holding Companies:
	Analysis of Net Interest Income — Fully Taxable Equivalent	23
	Rate-Volume Analysis — Fully Taxable Equivalent	24
	Analysis of Investment Securities and Loans	37
	Loan Maturities and Interest Rate Sensitivity	38
	Analysis of Investment Securities Portfolio — Fully Taxable Equivalent	40
	International Cross-Border Outstandings	41
	Analysis of the Allowance for Loan Losses	45
	Allocation of the Allowance for Loan Losses	47
	Summary of Nonperforming Assets and Past Due Loans	48, 83-84
	Concentration of Credit	51-52
	Remaining Expected Maturity of Risk Management Interest Rate Swaps	57
	Deposits — Maturity Distribution of Domestic Certificates of Deposit of $100,000 and Over	87
	Short-Term Borrowings	88
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Included herein

ITEM 9A.	Controls and Procedures:
	Management’s Report on Internal Control Over Financial Reporting	131
	Attestation Report of Independent Registered Public Accounting Firm	132
	Other information called for by this item	Included herein
ITEM 9B.	Other Information	Included herein

PART III

ITEM 10.	Directors and Executive Officers of the Registrant:
	Information about Senior Financial Officer Code of Ethics	Included herein
	Other information called for by this item	Information About Nominees
and Incumbent Directors,
Committees and Meetings of
Directors, Committee
Assignments, Executive
Officers, and
Section 16(a) Beneficial
Ownership Reporting
Compliance

ITEM 11.	Executive Compensation	Compensation Committee
Interlocks and Insider
Participation, Compensation of
Executive Officers,
Compensation Discussion and
Analysis, Compensation of
Directors, Retirement Plans for
Directors, Officer Stock
Ownership Guidelines,
Compensation Committee
Report, Summary
Compensation Table, Grants Of
Plan-Based Awards,
Outstanding Equity Awards At
Fiscal Year-End, Option
Exercises and Stock Vested,
Pension Benefits, Non-Qualified
Deferred Compensation, and
Potential Payments Upon
Termination or Change in Control

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
Comerica, and Information
about Nominees and Incumbent Directors

ITEM 14.	Principal Accountant Fees and Services	Independent Auditors

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:
1. Financial Statements: The financial statements that are filed as part of this report are listed under Item 8 in the Form 10-K Cross-Reference Index on pages 16-17.
2. All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.
3. Exhibits:

2	(not applicable)

3.1(a)	Restated Certificate of Incorporation of Comerica Incorporated (as amended) (filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-4, filed December 1, 2000, File No. 333-51042, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Comerica Incorporated (amended and restated November 13, 2007) (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated November 13, 2007, regarding the Registrant’s Bylaws, and incorporated herein by reference).

4	(not applicable) [Note: In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.]
9	(not applicable)

10.1†	Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (amended and restated November 14, 2006) (filed as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

10.2†	Comerica Incorporated 2006 Management Incentive Plan (filed as Appendix IV to Registrant’s Proxy Statement dated April 10, 2006, and incorporated herein by reference).

10.3†	Benefit Equalization Plan for Employees of Comerica Incorporated (filed as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

10.4†	Comerica Incorporated Amended and Restated Employee Stock Purchase Plan (amended and restated effective June 30, 2003) (filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.5†	1986 Stock Option Plan of Imperial Bancorp (as amended) (filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

10.6†	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.7†	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

10.8†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.9†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 22, 2007, and incorporated herein by reference).

10.10†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.11†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (filed as Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

10.12†	Form of Standard Comerica Incorporated No Sale Agreement under the Comerica Incorporated Amended and Restated Management Incentive Plan (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.13†	Form of Director Indemnification Agreement between Comerica Incorporated and certain of its directors (filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.14†	Supplemental Benefit Agreement with Eugene A. Miller (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference).

10.15†	Employment Agreement with Ralph W. Babb, Jr. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

10.16†	Supplemental Pension and Retiree Medical Agreement with Ralph W. Babb Jr. (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

10.17†	1999 Comerica Incorporated Deferred Compensation Plan (effective January 1, 1999) (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.18†	1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated January 25, 2005) (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.19†	1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (amended and restated January 25, 2005) (filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.20†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors (amended and restated May 22, 2001) (filed as Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.21†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors of Comerica Bank and Affiliated Banks (amended and restated May 22, 2001) (filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.22†	Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (amended and restated January 27, 2004) (filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.23†	Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (amended and restated January 27, 2004) (filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.24†	Amended and Restated Comerica Incorporated Incentive Plan for Non-Employee Directors (amended and restated July 26, 2005) (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.25†	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Incentive Plan for Non-Employee Directors (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.26†	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Incentive Plan for Non-Employee Directors (Version 2) (filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.27	Restrictive Covenants and General Release Agreement by and between John D. Lewis and Comerica Incorporated dated March 13, 2006 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.28†	Form of Employment Agreement (Executive Vice President) (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.29†	Form of Employment Agreement (Executive Vice President — Version 2) (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.30	Schedule of Employees Party to Employment Agreement (Executive Vice President — Version 2) (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.31†	Form of Employment Agreement (Senior Vice President) (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.32†	Form of Employment Agreement (Senior Vice President — Version 2) (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.33	Schedule of Employees Party to Employment Agreement (Senior Vice President — Version 2) (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.34	Settlement Agreement dated as of November 3, 2006 and enforceable as of November 10, 2006 (filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

10.35	Implementation Agreement dated July 28, 2005 between Framlington Holdings Limited, Guarantors as named in the Agreement and AXA Investment Managers SA (restated to reflect amendments on September 7, 2005) (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.36	Second Amendment Agreement dated October 31, 2005 in relation to an Implementation Agreement dated July 28, 2005 (as amended on September 7, 2005) (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.37	Cash Offer dated July 27, 2005 by AXA Investment Managers S.A. (filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.38	Form of Acceptance relating to the Cash Offer by AXA Investment Managers S.A. for the Entire Issued Share Capital of Framlington Group Limited (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

11	Statement regarding Computation of Net Income Per Common Share (incorporated by reference from Note 14 on page 94 of Registrant’s 2007 Annual Report to Shareholders attached hereto as Exhibit 13).

12	(not applicable)

13	Incorporated Sections of Registrant’s 2007 Annual Report to Shareholders

14	(not applicable)

16	(not applicable)

18	(not applicable)

21	Subsidiaries of Registrant

22	(not applicable)

23	Consent of Ernst & Young LLP

24	(not applicable)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

33	(not applicable)

34	(not applicable)

35	(not applicable)

99	(not applicable)

100	(not applicable)

†	Management compensation plan.
File No. for all filings under Exchange Act: 1-10706.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 26, 2008.
COMERICA INCORPORATED

By:	/s/ Ralph W. Babb, Jr.
Ralph W. Babb, Jr.
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 26, 2008.

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