Form 10-Q
period 2008-03-31
COMERICA INC /NEW/
filed 2008-04-29
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                          March 31, 2008
or
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
Yes     ✓       No ______
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ______   No     ✓
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
          $5 par value common stock:
               Outstanding as of April 18, 2008: 150,491,692 shares

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

	March 31,	December 31,	March 31,
(in millions, except share data)	2008	2007	2007
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$1,929	$1,440	$1,334
Federal funds sold and securities purchased under agreements to resell	45	36	1,457
Other short-term investments	356	373	220
Investment securities available-for-sale	8,563	6,296	3,989

Commercial loans	29,475	28,223	26,681
Real estate construction loans	4,769	4,816	4,462
Commercial mortgage loans	10,359	10,048	9,592
Residential mortgage loans	1,926	1,915	1,741
Consumer loans	2,448	2,464	2,392
Lease financing	1,341	1,351	1,273
International loans	2,034	1,926	1,848

Total loans	52,352	50,743	47,989
Less allowance for loan losses	(605)	(557)	(500)

Net loans	51,747	50,186	47,489

Premises and equipment	670	650	596
Customers’ liability on acceptances outstanding	28	48	55
Accrued income and other assets	3,679	3,302	2,387

Total assets	$67,017	$62,331	$57,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$12,792	$11,920	$13,584

Money market and NOW deposits	15,601	15,261	14,815
Savings deposits	1,408	1,325	1,410
Customer certificates of deposit	8,191	8,357	7,447
Institutional certificates of deposit	7,752	6,147	5,679
Foreign office time deposits	1,075	1,268	735

Total interest-bearing deposits	34,027	32,358	30,086

Total deposits	46,819	44,278	43,670

Short-term borrowings	2,434	2,807	329
Acceptances outstanding	28	48	55
Accrued expenses and other liabilities	1,679	1,260	1,214
Medium- and long-term debt	10,800	8,821	7,148

Total liabilities	61,760	57,214	52,416

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 178,735,252 shares at 3/31/08, 12/31/07 and 3/31/07	894	894	894
Capital surplus	565	564	524
Accumulated other comprehensive loss	(67)	(177)	(284)
Retained earnings	5,496	5,497	5,302
Less cost of common stock in treasury - 28,233,996 shares at 3/31/08, 28,747,097 shares at 12/31/07 and 22,834,368 shares at 3/31/07	(1,631)	(1,661)	(1,325)

Total shareholders’ equity	5,257	5,117	5,111

Total liabilities and shareholders’ equity	$67,017	$62,331	$57,527

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended
	March 31,
(in millions, except per share data)	2008	2007

INTEREST INCOME
Interest and fees on loans	$770	$851
Interest on investment securities	88	42
Interest on short-term investments	5	8

Total interest income	863	901

INTEREST EXPENSE
Interest on deposits	253	286
Interest on short-term borrowings	29	22
Interest on medium- and long-term debt	105	91

Total interest expense	387	399

Net interest income	476	502
Provision for loan losses	159	23

Net interest income after provision for loan losses	317	479

NONINTEREST INCOME
Service charges on deposit accounts	58	54
Fiduciary income	52	49
Commercial lending fees	17	16
Letter of credit fees	15	16
Foreign exchange income	10	9
Brokerage fees	10	11
Card fees	14	12
Bank-owned life insurance	10	10
Net securities gains	22	–
Net gain on sales of businesses	–	1
Other noninterest income	29	25

Total noninterest income	237	203

NONINTEREST EXPENSES
Salaries	200	206
Employee benefits	47	46

Total salaries and employee benefits	247	252
Net occupancy expense	38	35
Equipment expense	15	15
Outside processing fee expense	23	20
Software expense	19	15
Customer services	6	14
Litigation and operational losses	(8)	3
Provision for credit losses on lending-related commitments	4	(2)
Other noninterest expenses	59	55

Total noninterest expenses	403	407

Income from continuing operations before income taxes	151	275
Provision for income taxes	41	86

Income from continuing operations	110	189
Income (loss) from discontinued operations, net of tax	(1)	1

NET INCOME	$109	$190

Basic earnings per common share:
Income from continuing operations	$0.74	$1.21
Net income	0.73	1.21

Diluted earnings per common share:
Income from continuing operations	0.73	1.19
Net income	0.73	1.19

Cash dividends declared on common stock	99	101
Dividends per common share	0.66	0.64

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

				Accumulated
				Other			Total
	Common Stock		Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except per share data)	In Shares	Amount	Surplus	Loss	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2007	157.6	$894	$520	$(324)	$5,230	$(1,219)	$5,101
Net income	–	–	–	–	190	–	190
Other comprehensive income, net of tax	–	–	–	40	–	–	40

Total comprehensive income							230
Cash dividends declared on common stock ($0.64 per share)	–	–	–	–	(101)	–	(101)
Purchase of common stock	(3.5)	–	–	–	–	(208)	(208)
Net issuance of common stock under employee stock plans	1.8	–	(20)	–	(17)	103	66
Recognition of share-based compensation expense	–	–	23	–	–	–	23
Employee deferred compensation obligations	–	–	1	–	–	(1)	–

BALANCE AT MARCH 31, 2007	155.9	$894	$524	$(284)	$5,302	$(1,325)	$5,111

BALANCE AT JANUARY 1, 2008	150.0	$894	$564	$(177)	$5,497	$(1,661)	$5,117
Net income	–	–	–	–	109	–	109
Other comprehensive income, net of tax	–	–	–	110	–	–	110

Total comprehensive income	–	–	–	–	–	–	219
Cash dividends declared on common stock ($0.66 per share)	–	–	–	–	(99)	–	(99)
Net issuance of common stock under employee stock plans	0.5	–	(20)	–	(11)	31	–
Recognition of share-based compensation expense	–	–	20	–	–	–	20
Employee deferred compensation obligations	–	–	1	–	–	(1)	–

BALANCE AT MARCH 31, 2008	150.5	$894	$565	$(67)	$5,496	$(1,631)	$5,257

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended
	March 31,
(in millions)	2008	2007

OPERATING ACTIVITIES
Net income	$109	$190
Income (loss) from discontinued operations, net of tax	(1)	1

Income from continuing operations	110	189
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	159	23
Provision for credit losses on lending-related commitments	4	(2)
Depreciation and software amortization	26	22
Share-based compensation expense	20	23
Excess tax benefits from share-based compensation arrangements	–	(6)
Net amortization of securities	(4)	–
Net gain on sale/settlement of investment securities available-for-sale	(22)	–
Net gain on sales of businesses	–	(1)
Net (increase) decrease in trading securities	(11)	54
Net decrease in loans held-for-sale	2	53
Net decrease (increase) in accrued income receivable	36	(5)
Net (decrease) increase in accrued expenses	(2)	36
Other, net	(85)	(144)
Discontinued operations, net	(1)	–

Total adjustments	122	53

Net cash provided by operating activities	232	242

INVESTING ACTIVITIES
Net decrease in federal funds sold, securities purchased under agreements to resell and other short-term investments	17	1,175
Proceeds from sales of investment securities available-for-sale	22	–
Proceeds from maturities of investment securities available-for-sale	394	192
Purchases of investment securities available-for-sale	(2,473)	(489)
Purchases of Federal Home Loan Bank stock	(107)	–
Net increase in loans	(1,730)	(579)
Net increase in fixed assets	(42)	(46)
Net decrease in customers’ liability on acceptances outstanding	20	1
Proceeds from sales of businesses	–	2
Discontinued operations, net	–	1

Net cash (used in) provided by investing activities	(3,899)	257

FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,745	(1,257)
Net decrease in short-term borrowings	(373)	(306)
Net decrease in acceptances outstanding	(20)	(1)
Proceeds from issuance of medium- and long-term debt	2,000	1,661
Repayments of medium- and long-term debt	(100)	(461)
Proceeds from issuance of common stock under employee stock plans	–	60
Excess tax benefits from share-based compensation arrangements	–	6
Purchase of common stock for treasury	–	(208)
Dividends paid	(96)	(93)
Discontinued operations, net	–	–

Net cash provided by (used in) financing activities	4,156	(599)

Net increase (decrease) in cash and due from banks	489	(100)
Cash and due from banks at beginning of period	1,440	1,434

Cash and due from banks at end of period	$1,929	$1,334

Interest paid	$385	$378

Income taxes paid	$3	$53

Noncash investing and financing activities:

Loans transferred to other real estate	$6	$3

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 1 - Basis of Presentation and Accounting Policies
          The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2007.
Fair Value Measurements
          On January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. The Corporation elected not to delay the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position SFAS 157-2. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS 157, the Corporation bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is the Corporation’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157.
          Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. The application of SFAS No. 157 resulted in a reduction to noninterest income of approximately $3 million. Refer to Note 13 to the consolidated financial statements for additional disclosures.
          Beginning January 1, 2008, the Corporation can prospectively elect to apply SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (SFAS 159), and measure selected financial assets and liabilities at fair value on a contract-by-contract basis. The Corporation evaluated the guidance contained in SFAS 159, and decided not to elect the fair value option for any financial assets or liabilities at this time.
Loan Origination Fees and Costs
          On January 1, 2008, the Corporation prospectively implemented a refinement in the application of Financial Accounting Standards No. 91, “Accounting for Loan Origination Fees and Costs,” (SFAS 91), which resulted in the deferral and amortization to net interest income of substantially all loan origination fees and costs (over the loan life). Prior to January 1, 2008, the Corporation deferred and amortized business loan origination and commitment fees greater than $10 thousand and all Small Business Administration loan, residential mortgage and consumer loan origination fees and costs (over the loan life). The impact of the refinement on first quarter 2008 results was a reduction in net interest income of $3 million, a reduction in the net interest margin of two basis points, a reduction in noninterest expenses of $11 million and an increase in net income of $5 million ($0.03 per diluted share). The adjustments which would have been required to retroactively apply the refinement of SFAS 91 were not material to any prior reporting periods.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 2 - Pending Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations,” (SFAS 141(R)), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. SFAS 141(R) expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under SFAS 141(R) the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. SFAS 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under SFAS 141(R), acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Accordingly, for acquisitions completed after December 31, 2008, the Corporation will apply the provisions of SFAS 141(R).
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” (SFAS 160), which defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of income. Changes in the parent’s ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be remeasured at fair value on the date control is lost, with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Accordingly, the Corporation will adopt the provisions of SFAS 160 in the first quarter 2009. The Corporation does not expect the adoption of the provisions of SFAS 160 to have a material effect on the Corporation’s financial condition and results of operations.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Corporation will adopt the provisions of SFAS 161 in the first quarter 2009. The Corporation does not expect the adoption of the provisions of SFAS 161 to have a material effect on the Corporation’s financial condition and results of operations.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 3 - Investment Securities
          A summary of the Corporation’s temporarily impaired investment securities available-for-sale as of March 31, 2008 follows:

	Impaired
	Less than 12 months			Over 12 months		Total
	Fair	Unrealized		Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses		Value	Losses	Value	Losses

U.S. Treasury and other Government agency securities	$35	$-	*	$–	$–	$35	$-	*
Government-sponsored enterprise securities	913	3		953	4	1,866	7
State and municipal securities	–	–		–	–	–	-
Other securities	–	–		–	–	–	-

Total temporarily impaired securities	$948	$3		$953	$4	$1,901	$7

* Unrealized losses less than $0.5 million.
          At March 31, 2008, the Corporation had 63 securities in an unrealized loss position, including 62 government-sponsored enterprise securities (i.e., FMNA, FHLMC). The unrealized losses resulted from changes in market interest rates, not credit quality. The Corporation has the ability and intent to hold these available-for-sale investment securities until maturity or market price recovery, and full collection of the amounts due according to the contractual terms of the debt is expected; therefore, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2008.
          At March 31, 2008, investment securities having a carrying value of $4.4 billion were pledged where permitted or required by law to secure $3.4 billion of liabilities, including public and other deposits, and derivative instruments. This included securities of $897 million pledged with the Federal Reserve Bank to secure actual treasury tax and loan borrowings of $547 million at March 31, 2008, and potential borrowings of up to an additional $303 million. This also included mortgage-backed securities of $2.3 billion pledged with the Federal Home Loan Bank of Dallas (FHLB) to secure FHLB advances of $2.0 billion at March 31, 2008. The remaining pledged securities of $1.2 billion were primarily with state and local government agencies to secure $878 million of deposits and other liabilities, including deposits of the State of Michigan of $228 million at March 31, 2008.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 4 - Allowance for Credit Losses
                 The following summarizes the changes in the allowance for loan losses:

	Three Months Ended
	March 31,
(in millions)	2008	2007

Balance at beginning of period	$557	$493

Loan charge-offs:
Domestic
Commercial	33	13
Real estate construction
Commercial Real Estate business line	66	1
Other business lines	1	-

Total real estate construction	67	1
Commercial mortgage
Commercial Real Estate business line	6	3
Other business lines	2	14

Total commercial mortgage	8	17
Residential mortgage	-	-
Consumer	7	3
Lease financing	-	-
International	1	-

Total loan charge-offs	116	34

Recoveries:
Domestic
Commercial	3	10
Real estate construction	1	-
Commercial mortgage	1	-
Residential mortgage	-	-
Consumer	1	1
Lease financing	-	4
International	-	3

Total recoveries	6	18

Net loan charge-offs	110	16
Provision for loan losses	159	23
Foreign currency translation adjustment	(1)	-

Balance at end of period	$605	$500

                 Changes in the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended
	March 31,
(in millions)	2008	2007

Balance at beginning of period	$21	$26
Less: Charge-offs on lending-related commitments*	-	3
Add: Provision for credit losses on lending-related commitments	4	(2)

Balance at end of period	$25	$21

* Charge-offs result from the sale of unfunded lending-related commitments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 4 - Allowance for Credit Losses (continued)
                 A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans (with the exception of residential mortgage and consumer loans) are impaired. Impaired loans that are restructured and meet the requirements to be on accrual status are included with total impaired loans for the remainder of the calendar year of the restructuring. There were no loans included in the $534 million of impaired loans at March 31, 2008 that were restructured and met the requirements to be on accrual status. Impaired loans averaged $466 million and $214 million for the three month periods ended March 31, 2008 and 2007, respectively. The following presents information regarding the period-end balances of impaired loans:

	Three Months Ended	Year Ended
(in millions)	March 31, 2008	December 31, 2007

Total period-end nonaccrual business loans	$534	$387
Plus: Total period-end reduced-rate business loans	-	13
Impaired loans restructured during the period on accrual status at period-end	-	4

Total period-end impaired loans	$534	$404

Period-end impaired loans requiring an allowance	$477	$356

Allowance allocated to impaired loans	$90	$85

                 Those impaired loans not requiring an allowance represent loans for which the fair value of expected repayments or collateral exceeded the recorded investments in such loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 5 - Medium- and Long-term Debt
                 Medium- and long-term debt are summarized as follows:

(in millions)	March 31, 2008	December 31, 2007

Parent company
Subordinated notes:
4.80% subordinated note due 2015	$321	$308
6.576% subordinated notes due 2037	510	510

Total subordinated notes	831	818

Medium-term notes:
Floating rate based on LIBOR indices due 2010	150	150

Total parent company	981	968

Subsidiaries
Subordinated notes:
6.875% subordinated note due 2008	-	100
6.00% subordinated note due 2008	254	253
8.50% subordinated note due 2009	103	102
7.125% subordinated note due 2013	156	156
5.70% subordinated note due 2014	272	261
5.75% subordinated notes due 2016	679	667
5.20% subordinated notes due 2017	539	513
8.375% subordinated note due 2024	191	185
7.875% subordinated note due 2026	207	198

Total subordinated notes	2,401	2,435

Medium-term notes:
Floating rate based on LIBOR indices due 2008 to 2012	4,318	4,318
Floating rate based on PRIME indices due 2008	1,000	1,000
Floating rate based on Federal Funds indices due 2009	100	100

Federal Home Loan Bank advances:
Floating rate based on LIBOR indices due 2012 to 2013	2,000	-

Total subsidiaries	9,819	7,853

Total medium- and long-term debt	$10,800	$8,821

                 The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.
                 In February 2008, Comerica Bank (the Bank), a subsidiary of the Corporation, became a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding collateralized by mortgage-related assets to its members. New FHLB advances in the first quarter 2008 consisted of two $1 billion advances due November 15, 2012 and February 15, 2013. The advances bear interest at a variable rate based on one-month LIBOR. The bank used the proceeds for general corporate purposes.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 6 - Income Taxes and Tax-Related Items
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
                 The Corporation adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainly in Income Taxes — an interpretation of FASB No. 109, (FIN 48), on January 1, 2007. The Corporation had unrecognized tax benefits of approximately $92 million and $86 million at March 31, 2008 and 2007, respectively. The Corporation had approximately $80 million accrued for the payment of interest at March 31, 2008 compared to $73 million accrued at March 31, 2007.
                 In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service (IRS) questions and/or challenges the tax position taken by the Corporation with respect to those transactions. The Corporation engaged in certain types of structured leasing transactions that the IRS disallowed in its examination of the Corporation’s federal tax returns for the years 1996 through 2000. The IRS also disallowed foreign tax credits associated with the interest on a series of loans to foreign borrowers. The Corporation has had ongoing discussions with the IRS Appeals Office related to the disallowance of the foreign tax credits associated with the loans and adjusted tax and related interest reserves based on settlements discussed. Also, the Corporation has had discussions with various state tax authorities regarding prior year tax filings. The Corporation anticipates that it is reasonably possible that the foreign tax credits and state tax return issues will be settled within the next 12 months resulting in additional payments in the range of $35 to $45 million.
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
Note 7 - Accumulated Other Comprehensive Income (Loss)
                 Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges and the change in the accumulated defined benefit and other postretirement plans adjustment. The Consolidated Statements of Changes in Shareholders’ Equity on page 5 include only combined other comprehensive income (loss), net of tax. The following table presents reconciliations of the components of the accumulated other comprehensive income (loss) for the three months ended March 31, 2008 and 2007. Total comprehensive income totaled $219 million and $230 million for the three months ended March 31, 2008 and 2007, respectively. The $11 million decrease in total comprehensive income in the three months ended March 31, 2008, when compared to the same period in the prior year, resulted principally from a decrease in net income ($81 million) and a decrease in net gains on cash flow hedges ($10 million), partially offset by an increase in net unrealized gains on investment securities available-for-sale ($79 million) due to changes in the interest rate environment.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 7 - Accumulated Other Comprehensive Income (Loss) (continued)

	Three Months Ended
	March 31,
(in millions)	2008	2007

Accumulated net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period, net of tax	$(9)	$(61)

Net unrealized holding gains arising during the period	177	30
Less: Reclassification adjustment for gains included in net income	22	-

Change in net unrealized gains before income taxes	155	30
Less: Provision for income taxes	56	10

Change in net unrealized gains on investment securities available-for-sale, net of tax	99	20

Balance at end of period, net of tax	$90	$(41)

Accumulated net gains (losses) on cash flow hedges:
Balance at beginning of period, net of tax	$2	$(48)

Net cash flow hedges gains arising during the period	15	-
Less: Reclassification adjustment for gains (losses) included in net income	5	(24)

Change in cash flow hedges before income taxes	10	24
Less: Provision for income taxes	4	8

Change in cash flow hedges, net of tax	6	16

Balance at end of period, net of tax	$8	$(32)

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(170)	$(215)

Net defined benefit pension and other postretirement adjustment arising during the period	3	-
Less: Adjustment for amounts recognized as components of net periodic benefit cost during the period	(5)	(7)

Change in defined benefit and other postretirement plans adjustment before income taxes	8	7
Less: Provision for income taxes	3	3

Change in defined benefit and other postretirement plans adjustment, net of tax	5	4

Balance at end of period, net of tax	$(165)	$(211)

Total accumulated other comprehensive loss at end of period, net of tax	$(67)	$(284)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 8 - Net Income per Common Share
                 Basic and diluted net income per common share for the three month periods ended March 31, 2008 and 2007 were computed as follows:

	Three Months Ended
	March 31,
(in millions, except per share data)	2008	2007

Basic
Income from continuing operations applicable to common stock	$110	$189
Net income applicable to common stock	109	190

Average common shares outstanding	149	156

Basic income from continuing operations per common share	$0.74	$1.21
Basic net income per common share	0.73	1.21

Diluted
Income from continuing operations applicable to common stock	$110	$189
Net income applicable to common stock	109	190

Average common shares outstanding	149	156
Nonvested stock	2	2
Common stock equivalents:
Net effect of the assumed exercise of stock options	—	1

Diluted average common shares	151	159

Diluted income from continuing operations per common share	$0.73	$1.19
Diluted net income per common share	0.73	1.19

                 The following average outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended
	March 31,
(options in millions)	2008	2007

Average outstanding options	19.1	5.8
Range of exercise prices	$40.13 - $71.58	$60.09 - $71.58

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 9 - Employee Benefit Plans
                 Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

Qualified Defined Benefit Pension Plan	Three Months Ended
	March 31,
(in millions)	2008	2007

Service cost	$7	$8
Interest cost	16	15
Expected return on plan assets	(25)	(24)
Amortization of unrecognized prior service cost	2	2
Amortization of unrecognized net loss	1	3

Net periodic benefit cost	$1	$4

Non-Qualified Defined Benefit Pension Plan	Three Months Ended
	March 31,
(in millions)	2008	2007

Service cost	$1	$1
Interest cost	2	1
Amortization of unrecognized net loss	1	1

Net periodic benefit cost	$4	$3

Postretirement Benefit Plan	Three Months Ended
	March 31,
(in millions)	2008	2007

Interest cost	$1	$2
Expected return on plan assets	(1)	(1)
Amortization of unrecognized transition obligation	1	1

Net periodic benefit cost	$1	$2

                 For further information on the Corporation’s employee benefit plans, refer to Note 16 to the consolidated financial statements in the Corporation’s 2007 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 - Derivative Instruments
                 The following table presents the composition of derivative instruments, excluding commitments, held or issued for risk management purposes, and in connection with customer-initiated and other activities.

	March 31, 2008				December 31, 2007

	Notional/				Notional/
	Contract	Unrealized		Fair	Contract	Unrealized		Fair
	Amount	Gains	Unrealized	Value	Amount	Gains	Unrealized	Value
(in millions)	(1)	(2)	Losses	(3)	(1)	(2)	Losses	(3)

Risk management
Interest rate contracts:
Swaps - cash flow	$2,200	$16	$-	$16	$3,200	$3	$2	$1
Swaps - fair value	2,101	227	-	227	2,202	142	-	142

Total interest rate contracts	4,301	243	-	243	5,402	145	2	143
Foreign exchange contracts:
Spot and forwards	917	6	1	5	528	4	2	2
Swaps	19	-	-	-	21	1	-	1

Total foreign exchange contracts	936	6	1	5	549	5	2	3

Total risk management	5,237	249	1	248	5,951	150	4	146

Customer-initiated and other
Interest rate contracts:
Caps and floors written	922	10	-	10	851	-	5	(5)
Caps and floors purchased	922	-	10	(10)	851	5	-	5
Swaps	8,319	228	201	27	6,806	110	89	21

Total interest rate contracts	10,163	238	211	27	8,508	115	94	21
Energy derivative contracts:
Caps and floors written	449	-	62	(62)	410	-	43	(43)
Caps and floors purchased	449	62	-	62	410	43	-	43
Swaps	938	103	102	1	661	61	61	-

Total energy derivative contracts	1,836	165	164	1	1,481	104	104	-
Foreign exchange contracts:
Spot, forwards, futures and options	2,983	55	48	7	2,707	34	29	5
Swaps	8	-	-	-	8	-	-	-

Total foreign exchange contracts	2,991	55	48	7	2,715	34	29	5

Total customer-initiated and other	14,990	458	423	35	12,704	253	227	26

Total derivative instruments	$20,227	$707	$424	$283	$18,655	$403	$231	$172

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
                 The following table presents net hedge ineffectiveness gains (losses) by risk management hedge type:

	Three Months Ended
	March 31
(dollar amounts in millions)	2008	2007

Cash flow hedges	$1	$-
Fair value hedges	-	-
Foreign currency hedges	-	-

Total	$1	$-

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
                 As part of a cash flow hedging strategy, the Corporation entered into predominantly three-year interest rate swap agreements (weighted-average original maturity of 3.0 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, which will reduce the impact of interest rate changes on future interest income over the next 7 months. Approximately four percent ($2.2 billion) of outstanding loans were designated as hedged items to interest rate swap agreements at March 31, 2008. Interest rate swap agreements designated as cash flow hedges increased interest and fees on loans by $5 million and decreased interest and fees on loans by $24 million, during the three month periods ended March 31, 2008 and 2007, respectively. If interest rates, interest yield curves and notional amounts remain at current levels, the Corporation expects to reclassify $8 million of net gains, net of tax, on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to receipt of variable interest associated with existing and forecasted floating-rate loans.
                 Management believes these strategies achieve the desired relationship between the rate maturities of assets and funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although there can be no assurance that such strategies will be successful. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs cash instruments, such as investment securities, as well as various types of derivative instruments, to manage exposure to these and other risks. Such derivative instruments, which are reflected in the table on page 17, may include interest rate caps and floors, foreign exchange forward contracts, foreign exchange option contracts and foreign exchange cross-currency swaps.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 - Derivative Instruments (continued)
                 The following table summarizes the expected maturity distribution of the notional amount of risk management interest rate swaps and provides the weighted-average interest rates associated with amounts to be received or paid on interest rate swap agreements as of March 31, 2008. Swaps have been grouped by asset and liability designation.

Remaining Expected Maturity of Risk Management Interest Rate Swaps:

							March 31,	Dec. 31,
						2013-	2008	2007
(dollar amounts in millions)	2008	2009	2010	2011	2012	2026	Total	Total

Variable rate asset designation:
Generic receive fixed swaps	$2,200	$–	$–	$–	$–	$–	$2,200	$3,200

Weighted average: (1)
Receive rate	7.14%	–%	–%	–%	–%	–%	7.14%	7.02%
Pay rate	5.70	–	–	–	–	–	5.70	7.37

Fixed rate asset designation:
Pay fixed swaps Amortizing	$1	$–	$–	$–	$–	$–	$1	$2

Weighted average: (2)
Receive rate	3.80%	–%	–%	–%	–%	–%	3.80%	4.74%
Pay rate	3.52	–	–	–	–	–	3.52	3.52

Medium- and long-term debt designation:
Generic receive fixed swaps	$250	$100	$–	$–	$–	$1,750	$2,100	$2,200

Weighted average: (1)
Receive rate	6.12%	6.06%	–%	–%	–%	5.84%	5.88%	5.90%
Pay rate	5.14	4.73	–	–	–	4.09	4.25	5.14

Total notional amount	$2,451	$100	$–	$–	$–	$1,750	$4,301	$5,402

(1)	Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at March 31, 2008

(2)	Variable rates received are based on one-month Canadian Dollar Offered Rates in effect at March 31, 2008

                 The Corporation had commitments to purchase investment securities for its trading account and available-for-sale portfolios totaling $10 million at March 31, 2008 and $604 million at December 31, 2007. Commitments to sell investment securities related to the trading account portfolio totaled $7 million at March 31, 2008 and $4 million at December 31, 2007. Outstanding commitments expose the Corporation to both credit and market risk.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 - Derivative Instruments (continued)
Customer-Initiated and Other
          Fee income is earned from entering into various transactions, principally foreign exchange contracts, interest rate contracts and energy derivative contracts at the request of customers. The Corporation mitigates market risk inherent in customer-initiated interest rate and energy contracts by taking offsetting positions, except in those circumstances when the amount, tenor and/or contracted rate level results in negligible economic risk, whereby the cost of purchasing an offsetting contract is not economically justifiable. For customer-initiated foreign exchange contracts, the Corporation mitigates most of the inherent market risk by taking offsetting positions and manages the remainder through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly.
          For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized less than $0.5 million of net gains in both the three month periods ended March 31, 2008 and 2007, which were included in “other noninterest income” in the consolidated statements of income. The fair value of derivative instruments held or issued in connection with customer-initiated activities, including those customer-initiated derivative contracts where the Corporation does not enter into an offsetting derivative contract position, is included in the table on page 17.
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

	Three Months Ended	Year Ended	Three Months Ended
(in millions)	March 31, 2008	December 31, 2007	March 31, 2007

Average unrealized gains	$368	$137	$99
Average unrealized losses	314	120	84
Noninterest income	17	50	11

          Additional information regarding the nature, terms and associated risks of derivative instruments can be found in the Corporation’s 2007 Annual Report on page 56 and in Notes 1 and 20 to the consolidated financial statements.
Note 11 - Standby and Commercial Letters of Credit and Financial Guarantees
          The total contractual amounts of standby letters of credit and financial guarantees and commercial letters of credit at March 31, 2008 and December 31, 2007, which represents the Corporation’s credit risk associated with these instruments, are shown in the table below.

(in millions)	March 31, 2008	December 31, 2007

Standby letters of credit and financial guarantees	$6,994	$6,900
Commercial letters of credit	199	234

          Standby and commercial letters of credit and financial guarantees represent conditional obligations of the Corporation, which guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2017. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation may enter into participation arrangements with third parties, which effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $682 million of the $6,994 million of standby letters of credit and financial guarantees outstanding at March 31, 2008. The carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $90 million and $100 million at March 31, 2008 and December 31, 2007, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 12 - Contingent Liabilities
Legal Proceedings
          The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, management believes that current reserves, determined in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations. For information regarding income tax contingencies, refer to Note 6 on page 13.
Note 13 – Fair Value
          The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading securities and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
Fair Value Hierarchy
          Under SFAS 157, the Corporation groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

          Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities Available-for-Sale
          Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.
Trading Securities and Associated Liabilities
          Securities held for trading purposes are recorded at fair value and included in “other short-term investments” on the consolidated balance sheets. Securities held for trading purposes include assets related to employee deferred compensation plans. The assets associated with these plans are invested in mutual funds and classified as Level 1. Deferred compensation liabilities, also classified as Level 1, are carried at the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets. The valuation method for trading securities is the same as the method used for securities classified as available-for-sale, discussed above.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 - Fair Value (continued)
Loans Held for Sale
          Loans held for sale, included in “other short-term investments” on the consolidated balance sheets, are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Corporation classifies loans subjected to nonrecurring fair value adjustments as Level 2.
Loans
          The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.
Derivative Assets and Liabilities
          Substantially all derivative instruments held or issued by the Corporation for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Corporation measures fair value using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Corporation classifies derivatives instruments held or issued for risk management or customer-initiated activities as Level 2. Examples of Level 2 derivatives are interest rate swaps, foreign exchange and energy derivative contracts.
          The Corporation also holds a portfolio of warrants for generally non-marketable equity securities. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. Warrants which contain a net exercise provision are required to be accounted for as derivatives and recorded at fair value in accordance with the provisions of Implementation Issue 17a of SFAS 133. The fair value of the derivative warrant portfolio is reviewed quarterly and adjustments to the fair value are recorded in current earnings. Fair value is determined using a Black-Scholes valuation model, which has five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company. The risk-free rate used in the March 31, 2008 valuation was estimated using the U.S. treasury rate, as of the valuation date, corresponding with the expected life of the warrant. The Corporation assumed an expected life of one half of the remaining contractual term of each warrant. Volatility was estimated using an index of comparable publicly traded companies, based on the Standard Industrial Classification codes. Where sufficient financial data existed, a market approach method was utilized to estimate the current value of the underlying company. When quoted market values were not available, an index method was utilized. Under the index method, the subject companies’ values were “rolled-forward” from the inception date through the valuation date based on the change in value of an underlying index of guideline public companies. The estimated fair value of the underlying securities for warrants requiring valuation at fair value were adjusted for discounts related to lack of liquidity. The Corporation classifies warrants accounted for as derivatives in Level 3 of the fair value hierarchy.
Foreclosed Assets
          Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the foreclosed asset as nonrecurring Level 3.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 - Fair Value (continued)
Private Equity Investments
          The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments. The majority of these investments are not readily marketable. The investments are individually reviewed for impairment, on a quarterly basis, by comparing the carrying value to the estimated fair value. The Corporation bases its estimates of fair value for the majority of its indirect private equity and venture capital investments on the percentage ownership in the fair value of the entire fund, as reported by the fund management. In general, the Corporation does not have the benefit of the same information regarding the fund’s underlying investments as does fund management. Therefore, after indication that fund management adheres to accepted, sound and recognized valuation techniques, the Corporation generally utilizes the fair values assigned to the underlying portfolio investments by fund management. The impact on fair values of transfer restrictions is not considered by fund management, and the Corporation assumes it to be insignificant. For those funds where fair value is not reported by fund management, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by fund management, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The amount by which the carrying value exceeds the fair value that is determined to be other-than-temporarily impaired is charged to current earnings and the carrying value of the investment is written down accordingly. The Corporation classifies private equity investments subjected to nonrecurring fair value adjustments as Level 3.
Loan Servicing Rights
          Loan servicing rights are subject to impairment testing. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used in the completion of impairment testing. If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Corporation classifies loan servicing rights subjected to nonrecurring fair value adjustments as Level 3.
Goodwill and Other Intangible Assets
          Goodwill and identified intangible assets are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Corporation classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
          The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in millions)
March 31, 2008	Total	Level 1	Level 2	Level 3

Trading securities	$129	$103	$26	$-
Investment securities available-for-sale	8,563	154	8,406	3
Derivative assets	723	-	707	16

Total assets at fair value	$9,415	$257	$9,139	$19

Derivative liabilities	$424	$-	$424	$-
Other liabilities(1)	103	103	-	-

Total liabilities at fair value	$527	$103	$424	$-

(1)	Includes liabilities associated with deferred compensation plans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 - Fair Value (continued)
          The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table. There were no changes in Level 3 liabilities during the period. Derivative asset gains and losses (realized/unrealized) included in earnings are classified in “other noninterest income” on the consolidated statements of income. The remaining decrease in the fair value of derivative assets resulted primarily from settlements of warrants.

	Investment	Derivative
	Securities	Assets
(in millions)	Available-for-Sale	(Warrants)

Balance of recurring Level 3 assets at January 1, 2008	$3	$23
Total gains or losses (realized/unrealized):
Included in earnings-realized	-	1
Included in earnings-unrealized	-	(5)
Included in other comprehensive income	-	-
Purchases, sales, issuances and settlements, net	-	(3)
Transfers in and/or out of Level 3	-	-

Balance of recurring Level 3 assets at March 31, 2008	$3	$16

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
          The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

(in millions)
March 31, 2008	Total	Level 1	Level 2	Level 3

Loans	$534	$-	$372	$162
Other assets (1)	134	-	27	107

Total assets at fair value	$668	$-	$399	$269

Total liabilities at fair value	$-	$-	$-	$-

(1) Includes private equity investments, loans held-for-sale, loan servicing rights and foreclosed assets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 14 - Business Segment Information
          The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities. This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes discontinued operations, the income and expense impact of equity and cash, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at March 31, 2008. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
          For a description of the business activities of each business segment and further information on the methodologies, which form the basis for these results, refer to Note 24 to the consolidated financial statements in the Corporation’s 2007 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 14 - Business Segment Information (continued)
          Business segment financial results for the three months ended March 31, 2008 and 2007 are shown in the table below.

			Wealth &
(dollar amounts in millions)	Business	Retail	Institutional
Three Months Ended March 31, 2008	Bank	Bank	Management	Finance	Other	Total

Earnings summary:
Net interest income (expense) (FTE)	$329	$148	$36	$(26)	$(10)	$477
Provision for loan losses	147	17	-	-	(5)	159
Noninterest income	74	74	75	18	(4)	237
Noninterest expenses	176	143	79	3	2	403
Provision (benefit) for income taxes (FTE)	18	22	12	(8)	(2)	42
Loss from discontinued operations, net of tax	-	-	-	-	(1)	(1)

Net income (loss)	$62	$40	$20	$(3)	$(10)	$109

Net credit-related charge-offs	$99	$10	$1	$-	$-	$110

Selected average balances:
Assets	$42,129	$7,144	$4,468	$8,644	$1,542	$63,927
Loans	41,219	6,276	4,315	5	37	51,852
Deposits	15,878	17,162	2,637	8,142	243	44,062
Liabilities	16,687	17,170	2,646	21,636	596	58,735
Attributed equity	3,168	725	331	902	66	5,192

Statistical data:
Return on average assets (1)	0.59%	0.89%	1.79%	N/M	N/M	0.68%
Return on average attributed equity	7.83	22.00	24.10	N/M	N/M	8.42
Net interest margin (2)	3.20	3.47	3.33	N/M	N/M	3.22
Efficiency ratio	44.05	70.99	70.95	N/M	N/M	58.25

			Wealth &
	Business	Retail	Institutional
Three Months Ended March 31, 2007	Bank	Bank	Management	Finance	Other	Total

Earnings summary:
Net interest income (expense) (FTE)	$337	$170	$37	$(38)	$(3)	$503
Provision for loan losses	14	5	(1)	-	5	23
Noninterest income	61	52	71	16	3	203
Noninterest expenses	170	153	76	2	6	407
Provision (benefit) for income taxes (FTE)	68	22	12	(12)	(3)	87
Loss from discontinued operations, net of tax	-	-	-	-	1	1

Net income (loss)	$146	$42	$21	$(12)	$(7)	$190

Net credit-related charge-offs	$14	$5	$-	$-	$-	$19

Selected average balances:
Assets	$40,059	$6,840	$3,898	$5,015	$1,276	$57,088
Loans	39,015	6,095	3,747	17	22	48,896
Deposits	16,711	17,032	2,317	6,490	29	42,579
Liabilities	17,565	17,045	2,317	14,600	469	51,996
Attributed equity	2,850	835	312	574	521	5,092

Statistical data:
Return on average assets (1)	1.45%	0.93%	2.19%	N/M	N/M	1.33%
Return on average attributed equity	20.45	19.99	27.36	N/M	N/M	14.89
Net interest margin (2)	3.50	4.04	3.92	N/M	N/M	3.82
Efficiency ratio	42.72	68.84	70.52	N/M	N/M	57.66

(1) Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(2) Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.
FTE - Fully Taxable Equivalent
N/M – Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
          Note 14 - Business Segment Information (continued)
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
          Other Markets include businesses with a national perspective, the Corporation’s investment management and trust alliance businesses as well as activities in all other markets in which the Corporation has operations, except for the International market, as described below.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 14 - Business Segment Information (continued)
          Market segment financial results for the three months ended March 31, 2008 and 2007 are shown in the table below.

							Finance
(dollar amounts in millions)					Other		& Other
Three Months Ended March 31, 2008	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total

Earnings summary:
Net interest income (expense) (FTE)	$205	$172	$74	$11	$36	$15	$(36)	$477
Provision for loan losses	20	114	8	12	13	(3)	(5)	159
Noninterest income	136	33	24	5	17	8	14	237
Noninterest expenses	186	108	58	10	26	10	5	403
Provision (benefit) for income taxes (FTE)	48	(7)	12	(2)	(5)	6	(10)	42
Loss from discontinued operations, net of tax	-	-	-	-	-	-	(1)	(1)

Net income (loss)	$87	$(10)	$20	$(4)	$19	$10	$(13)	$109

Net credit-related charge-offs	$28	$66	$5	$10	$-	$1	$-	$110

Selected average balances:
Assets	$19,656	$17,263	$7,932	$1,891	$4,633	$2,366	$10,186	$63,927
Loans	19,030	16,882	7,642	1,877	4,140	2,239	42	51,852
Deposits	16,127	12,848	4,005	362	1,534	801	8,385	44,062
Liabilities	16,814	12,849	4,022	358	1,643	817	22,232	58,735
Attributed equity	1,663	1,270	619	125	384	163	968	5,192

Statistical data:
Return on average assets (1)	1.76%	(0.23)%	1.00%	(0.76)%	1.61%	1.76%	N/M	0.68%
Return on average attributed equity	20.83	(3.19)	12.88	(11.57)	19.47	25.50	N/M	8.42
Net interest margin (2)	4.30	4.07	3.83	2.55	3.42	2.69	N/M	3.22
Efficiency ratio	57.48	52.99	61.28	61.24	50.41	44.09	N/M	58.25

							Finance
					Other		& Other
Three Months Ended March 31, 2007	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total

Earnings summary:
Net interest income (expense) (FTE)	$227	$188	$69	$11	$32	$17	$(41)	$503
Provision for loan losses	27	(12)	-	1	2	-	5	23
Noninterest income	115	27	19	4	11	8	19	203
Noninterest expenses	194	111	53	9	21	11	8	407
Provision (benefit) for income taxes (FTE)	42	43	12	2	(2)	5	(15)	87
Loss from discontinued operations, net of tax	-	-	-	-	-	-	1	1

Net income (loss)	$79	$73	$23	$3	$22	$9	$(19)	$190

Net credit-related charge-offs (recoveries)	$21	$(5)	$3	$-	$-	$-	$-	$19

Selected average balances:
Assets	$19,180	$16,782	$6,719	$1,646	$4,288	$2,182	$6,291	$57,088
Loans	18,614	16,241	6,444	1,626	3,873	2,059	39	48,896
Deposits	15,868	13,696	3,843	284	1,271	1,098	6,519	42,579
Liabilities	16,520	13,733	3,858	288	1,391	1,137	15,069	51,996
Attributed equity	1,712	1,177	556	87	300	165	1,095	5,092

Statistical data:
Return on average assets (1)	1.64%	1.74%	1.38%	0.76%	2.02%	1.69%	N/M	1.33%
Return on average attributed equity	18.37	24.80	16.65	14.35	28.93	22.41	N/M	14.89
Net interest margin (2)	4.93	4.69	4.31	2.80	3.27	3.23	N/M	3.82
Efficiency ratio	56.78	51.32	60.84	60.63	49.23	41.93	N/M	57.66

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
Note 15 - Discontinued Operations
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
               The components of net income (loss) from discontinued operations for the three months ended March 31, 2008 and 2007, respectively, were as follows:

	Three Months Ended
	March 31,
(in millions, except per share data)	2008	2007

Income from discontinued operations before income taxes	$(2)	$1
Provision (benefit) for income taxes	(1)	-

Net income (loss) from discontinued operations	$(1)	$1

Earnings (loss) from discontinued operations per common share:
Basic	$(0.01)	$-
Diluted	(0.01)	-

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
          Net income for the three months ended March 31, 2008 was $109 million, a decrease of $81 million, or 42 percent, from $190 million reported for the three months ended March 31, 2007. Quarterly diluted net income per share decreased 39 percent to $0.73 in the first quarter 2008, compared to $1.19 in the same period a year ago. Income from continuing operations for the three months ended March 31, 2008 was $110 million, a decrease of $79 million, or 42 percent, from $189 million reported for the three months ended March 31, 2007. Quarterly diluted income from continuing operations per share decreased 39 percent to $0.73 in the first quarter 2007, compared to $1.19 in the same period a year ago. The decrease in income from continuing operations in the first quarter 2008 from the comparable quarter last year was primarily due to a $142 million increase in the provision for credit losses (which included a $136 million increase in the provision for loan losses and a $6 million increase in the provision for credit losses on lending-related commitments) partially offset by a $21 million pre-tax gain on the partial redemption of the Corporation’s equity interest in Visa, Inc., (Visa), resulting from Visa’s initial public offering. Return on average common shareholders’ equity was 8.42 percent and return on average assets was 0.68 percent for the first quarter 2008, compared to 14.89 percent and 1.33 percent, respectively, for the comparable quarter last year. Return on average common shareholders’ equity from continuing operations was 8.51 percent and return on average assets from continuing operations was 0.69 percent for the first quarter 2008, compared to 14.86 percent and 1.33 percent, respectively, for the same period in 2007.
Discontinued Operations
          In December 2006, the Corporation sold its ownership interest in Munder Capital Management (Munder) to an investor group. The Corporation reports Munder as a discontinued operation in all periods presented. The remaining discussion and analysis of the Corporation’s results of operations is based on results from continuing operations. For detailed information concerning the sale of Munder and the components of discontinued operations, refer to Note 15 to these consolidated financial statements.
Full-Year 2008 Outlook
          For full-year 2008, management expects the following compared to full-year 2007 from continuing operations:
•
Mid single-digit average loan growth, excluding Financial Services Division loans, with low single-digit growth in the Midwest market, mid to high single-digit growth in the Western market and low double-digit growth in the Texas market.

•	Average earning asset growth in excess of average loan growth, with securities averaging about $8 billion for the remainder of the year.
•
Average Financial Services Division noninterest-bearing deposits of $1.7 to $1.9 billion. Financial Services Division loans will fluctuate in 2008 in tandem with the level of noninterest-bearing deposits.

•
Based on the Federal Funds rate declining to 1.75 percent by mid-year 2008, average full year net interest margin around 3.10 percent, including the effects of higher levels of securities, lower value of noninterest-bearing deposits and average loan growth exceeding average deposit growth.

•	Average net credit-related charge-offs of 75-80 basis points of average loans. The provision for credit losses is expected to exceed net charge-offs.
•	Low single-digit growth in noninterest income.
•	Low single-digit decline in noninterest expenses.
•	Effective tax rate of about 28 percent.
•	Maintain a Tier 1 common capital ratio within a target range of 6.50 to 7.50 percent.
Net Interest Income
          The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended March 31, 2008 compared to the same period in the prior year. On a FTE basis, net interest income decreased $26 million to $477 million for the three months ended March 31, 2008, from $503 million for the comparable period in 2007. The decrease in net interest income in the first quarter 2008, compared to the same period in 2007, resulted primarily from a competitive loan and deposit pricing environment, a decrease in noninterest-bearing deposits (principally in the Financial Services Division) and a continued shift in funding sources toward higher-cost funds, partially offset by growth in investment securities and loans and the impact of one additional day in the first quarter 2008. Average earning assets increased $6.4 billion, or 12 percent, to $59.5 billion in the first quarter 2008, compared to $53.1 billion in the first quarter 2007, primarily due to a $3.5 billion, or 93 percent, increase in average investment securities available-for-sale and a $3.0 billion, or six percent, increase in average loans to $51.9 billion in the first quarter 2008. The net interest margin (FTE) for the three months ended March 31, 2008 was 3.22 percent, compared to 3.82 percent for the comparable period in 2007. The decrease in the net interest margin (FTE) resulted from the reduced contribution of noninterest-bearing funds in a lower rate environment, growth in the securities portfolio, loan growth in excess of deposit growth and changes in the mix of interest-bearing deposits, with deposit growth concentrated in higher-cost certificates of deposit.
          Financial Services Division customers deposit large balances (primarily noninterest-bearing) and the Corporation pays certain customer services expenses (included in “noninterest expenses” on the consolidated statements of income) and/or makes low-rate loans (included in “net interest income” on the consolidated statements of income) to such customers. Footnote (1) to Table I displays average Financial Services Division loans and deposits, with related interest income/expense and average rates. As shown in footnote (2) to Table I, the impact of Financial Services Division loans (primarily low-rate) on net interest margin (assuming the loans were funded by Financial Services Division noninterest-bearing deposits) was a decrease of three basis points and 11 basis points in the three month periods ended March 31, 2008 and 2007, respectively.
          For further discussion of the effects of market rates on net interest income, refer to “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I.
          Based on the federal funds rate declining to 1.75 percent by mid-year 2008, management currently expects average full-year 2008 net interest margin of around 3.10 percent, including the effects of higher levels of securities, lower value of noninterest-bearing deposits and average loan growth exceeding average deposit growth.

Table I - Quarterly Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE)

	Three Months Ended
	March 31, 2008			March 31, 2007
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (1) (2)	$29,178	$429	5.93%	$27,757	$499	7.30%
Real estate construction loans	4,811	71	5.92	4,249	91	8.66
Commercial mortgage loans	10,142	159	6.29	9,673	175	7.35
Residential mortgage loans	1,916	29	6.01	1,705	26	6.11
Consumer loans	2,449	37	6.02	2,405	43	7.14
Lease financing	1,347	11	3.22	1,273	10	3.18
International loans	2,009	30	6.01	1,834	32	7.07
Business loan swap income (expense)	—	5	—	—	(24)	—

Total loans (2)	51,852	771	5.98	48,896	852	7.06

Investment securities available-for-sale	7,222	88	4.93	3,745	42	4.35
Federal funds sold and securities purchased under agreements to resell	80	1	3.28	276	4	5.39
Other short-term investments	364	4	4.34	231	4	6.79

Total earning assets	59,518	864	5.84	53,148	902	6.86

Cash and due from banks	1,240			1,480
Allowance for loan losses	(596)			(503)
Accrued income and other assets	3,765			2,963

Total assets	$63,927			$57,088

Money market and NOW deposits (1)	$15,341	79	2.06	$14,749	111	3.05
Savings deposits	1,359	2	0.64	1,381	3	0.85
Customer certificates of deposit	8,286	84	4.07	7,345	80	4.44
Institutional certificates of deposit	7,257	77	4.28	5,823	78	5.44
Foreign office time deposits	1,197	11	3.81	1,119	14	4.96

Total interest-bearing deposits	33,440	253	3.05	30,417	286	3.81

Short-term borrowings	3,497	29	3.28	1,655	22	5.32
Medium- and long-term debt	9,856	105	4.27	6,426	91	5.74

Total interest-bearing sources	46,793	387	3.32	38,498	399	4.20

Noninterest-bearing deposits (1)	10,622			12,162
Accrued expenses and other liabilities	1,320			1,336
Shareholders’ equity	5,192			5,092

Total liabilities and shareholders’ equity	$63,927			$57,088

Net interest income/rate spread (FTE)		$477	2.52		$503	2.66

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			0.70			1.16

Net interest margin (as a percentage of average earning assets) (FTE) (2)			3.22%			3.82%

(1) FSD balances included above:
Loans (primarily low-rate)	$802	$2	1.12%	$1,569	$3	0.68%
Interest-bearing deposits	1,094	8	2.77	1,248	12	3.91
Noninterest-bearing deposits	1,894			3,450
(2) Impact of FSD loans (primarily low-rate) on the following:
Commercial loans			(0.13)%			(0.40)%
Total loans			(0.08)			(0.22)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			(0.03)			(0.11)

Table I - Quarterly Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	March 31, 2008/March 31, 2007
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume*	(Decrease)

Loans	$(125)	$44	$(81)
Investment securities available-for-sale	4	42	46
Federal funds sold and securites purchased under agreements to repurchase	(1)	(2)	(3)
Other short-term investments	(2)	2	—

Total earning assets	(124)	86	(38)

Interest-bearing deposits	(61)	28	(33)
Short-term borrowings	(9)	16	7
Medium- and long-term debt	(23)	37	14

Total interest-bearing sources	(93)	81	(12)

Net interest income/rate spread (FTE)	$(31)	$5	$(26)

* Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses
          The provision for loan losses was $159 million for the first quarter 2008, compared to $23 million for the same period in 2007. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed under the “Credit Risk” subheading in the section entitled “Risk Management” of this financial review. The $136 million increase in the provision for loan losses in the three-month period ended March 31, 2008, when compared to the same period in 2007, resulted primarily from challenges in the residential real estate development industry in California and Michigan and the absence in 2008 of the credit quality improvement trends in the Texas market and remaining divisions in the Western market that existed in 2007. These credit trends reflect economic conditions in the Corporation’s three largest geographic markets. Michigan remained in a recession over the last year. The average Michigan Business Activity index compiled by the Corporation for the first two months of 2008 declined less than one percent when compared to the fourth quarter 2007 average and declined about 1 1/2 percent from the average for full-year 2007. The Michigan Business Activity index represents 10 different measures of Michigan economic activity compiled by the Corporation. The problems in Michigan caused by intense restructuring efforts in its automotive sector and weakness in its residential real estate sector have not been significantly compounded by the weakness in the national economy. The economic conditions in the Texas market have continued to experience growth at a rate somewhat faster than the national economy, while those in California, other than real estate, grew at a rate equal to the nation as a whole. Evidence of real estate weakness in California included the median sales price of existing single family homes, which declined almost 30 percent from one year ago and single family home building permits (trailing 12 months), which declined over 33 percent from one year ago. Forward-looking indicators suggest that economic conditions in the Corporation’s primary markets are likely to resemble recent trends for the remainder of 2008.
          The provision for credit losses on lending-related commitments was $4 million, compared to a negative provision of $2 million for the comparable period in 2007. The Corporation establishes this provision to maintain an adequate allowance to cover probable credit losses inherent in lending-related commitments. The $6 million increase for the three months ended March 31, 2008, when compared to the same period in 2007, was primarily the result of worsening credit for standby letter of credit customers included in the Michigan commercial real estate and small business loan portfolios.
          Management currently expects full-year 2008 average net credit-related charge-offs of 75-80 basis points of full-year average loans. The provision for credit losses is expected to exceed net charge-offs.
Noninterest Income
          Noninterest income was $237 million for the three months ended March 31, 2008, an increase of $34 million, or 17 percent, compared to $203 million for the same period in 2007. The increase in noninterest income in the first quarter 2008 was primarily due to a $21 million gain on Visa shares, included in net securities gains, and increases in various fee categories including service charges on deposit accounts, fiduciary income and investment banking fees. These increases were partially offset by a decrease in deferred compensation asset returns (which is offset by a decrease in deferred compensation plan costs in noninterest expense). Excluding the gain on Visa shares, noninterest income increased $13 million, or seven percent, in the first quarter 2008, from the comparable period in 2007.
          Management currently expects low single-digit growth in noninterest income in full-year 2008, when compared to 2007 levels.
Noninterest Expenses
          Noninterest expenses were $403 million for the three months ended March 31, 2008, a decrease of $4 million, or less than one percent, from $407 million for the comparable period in 2007. The decrease in noninterest expenses in the first quarter 2008, compared to the first quarter 2007, reflected decreases in litigation and operational losses ($11 million), customer services expense ($8 million) and salaries expense ($6 million), partially offset by increases in the provision for credit losses on lending-related commitments ($6 million) and software expense ($4 million). The $11 million decrease in litigation and operational losses resulted primarily from the first quarter 2008 reversal of a $13 million Visa loss sharing arrangement expense. Customer services expense represents compensation provided to customers, and is a method used to attract and retain title and escrow deposits in the Corporation’s Financial Services Division. The amount of customer services expense varies from period to period as a result of changes in this Division’s level of noninterest-bearing deposits and low-rate loans, the earnings credit allowances provided on these deposits and a competitive environment. As detailed in the table below, total salaries expense decreased $6 million, or three percent, in the three months ended March 31, 2008, compared to the same period in 2007. The decrease in salaries expense was primarily due to an $11 million decrease resulting from the refinement in the application of Financial Accounting Standards No. 91 “Accounting for Loan Origination Fees and Costs” (SFAS 91) as described in Note 1 to the consolidated financial statements, and a $7 million decrease in deferred compensation plan costs (which is offset by a decrease in deferred compensation asset returns in noninterest income), partially offset by annual merit increases and higher levels of incentives. Share-based compensation expense reflected $9 million and $11 million in the first quarter 2008 and 2007, respectively, from that portion of the annual award of restricted stock which must be expensed in the period granted. The provision for credit losses on lending-related commitments increased $6 million in the first quarter 2008 from the comparable period in 2007, due to the reasons cited in the “Provision for Credit Losses” section above.
               The following table summarizes the various components of salaries and employee benefits expense.

	Three Months Ended
	March 31,
(in millions)	2008	2007

Salaries
Salaries - regular	$151	$154
Severance	2	-
Incentives	32	27
Deferred compensation plan costs	(5)	2
Share-based compensation	20	23

Total salaries	200	206
Employee benefits
Pension expense	5	7
Other employee benefits	42	39

Total employee benefits	47	46

Total salaries and employee benefits	$247	$252

               Management currently expects a low single-digit decline in noninterest expenses for the full-year 2008, compared to 2007 levels.

Provision for Income Taxes
          The provision for income taxes for the first quarter 2008 was $41 million, compared to $86 million for the same period a year ago. The effective tax rate was 27 percent and 31 percent for the first quarter 2008 and 2007, respectively. The lower effective rate in 2008 reflected the impact of the same level of permanent differences on lower pre-tax income and a $5 million after-tax adjustment to deferred tax assets in the first quarter 2008.
          Management currently expects an effective tax rate for the full-year 2008 of about 28 percent.
Business Segments
          The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance Division. Note 14 to the consolidated financial statements presents financial results of these business segments for the three months ended March 31, 2008 and 2007. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 14 to these consolidated financial statements and Note 24 to the consolidated financial statements in the Corporation’s 2007 Annual Report.
          The following table presents net income (loss) by business segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2008		2007

Business Bank	$62	51%	$146	70%
Retail Bank	40	33	42	20
Wealth & Institutional Management	20	16	21	10

	122	100%	209	100%
Finance	(3)		(12)
Other*	(10)		(7)

Total	$109		$190

*	Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division
          The Business Bank’s net income of $62 million decreased $84 million, or 57 percent, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Net interest income (FTE) was $329 million, a decrease of $8 million from the comparable prior year period. The decrease in net interest income (FTE) was primarily due to a $1.7 billion decrease in Financial Services Division deposits and a decline in deposit spreads caused by a competitive deposit pricing environment. These factors were partially offset by a $3.0 billion increase in average loan balances (excluding Financial Services Division) and a $767 million decline in low-rate Financial Service Division loans. Average Financial Services Division noninterest-bearing deposits declined $1.6 billion. The provision for loan losses increased $133 million, from the comparable period in the prior year, primarily due to an increase in residential real estate development industry reserves. Noninterest income of $74 million increased $13 million from the comparable prior year period, primarily due to a $4 million increase in investment banking fees, a $3 million increase in income from customer derivatives and a $2 million increase in service charges on deposits. Noninterest expenses of $176 million for the three months ended March 31, 2008 increased $6 million from the same period in the prior year, primarily due $7 million increase in the provision for credit loses on lending-related commitments, a $5 million increase in allocated net overhead expenses and nominal increases in multiple expense categories, partially offset by an $8 million decrease in customer service expenses and a $4 million decrease in salaries related to the refinement in the application of SFAS 91 in 2008.
          The Retail Bank’s net income decreased $2 million, or four percent, to $40 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Net interest income (FTE) of $148 million decreased $22 million from the comparable period in the prior year primarily due to a decline in deposit spreads caused by a change in the deposit mix and a competitive pricing environment, partially offset by increases in average loan balances of $181 million and average deposit balances of $130 million. The provision for loan losses increased $12 million from the comparable period in the prior year primarily due to increases in credit reserves for Small Business customers. Noninterest income of $74 million increased $22 million from the comparable prior year period primarily due to the $21 million gain on the sale of Visa shares. Noninterest expenses of $143 million for the three months ended March 31, 2008, decreased $10 million from the same period in the prior year, primarily due to the first quarter 2008 reversal of a $13 million Visa loss sharing arrangement expense and a $5 million decrease in salaries related to the refinement in the application of SFAS 91 in 2008, partially offset by a $6 million increase in expenses related to the addition of new banking centers. The Corporation opened three new banking centers in the three months ended March 31, 2008, and is on target to open 32 total banking centers in 2008.
          Wealth & Institutional Management’s net income decreased $1 million, or seven percent, to $20 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Net interest income (FTE) of $36 million decreased $1 million from the comparable period in the prior year as decreases in loan and deposit spreads caused by a change in deposit mix were partially offset by increases of $568 million in average loan balances and $320 million in average deposit balances. The provision for loan losses increased $1 million.

Noninterest income of $75 million increased $4 million from the comparable period in the prior year, primarily due to a $3 million increase in fiduciary income. Noninterest expenses of $79 million increased $3 million from the same period in the prior year.
          The net loss for the Finance Division was $3 million for the three months ended March 31, 2008, compared to a net loss of $12 million for the three months ended March 31, 2007. Contributing to the decrease in net loss was a $12 million increase in net interest income (FTE), primarily due to an increase in the securities portfolio partially offset by the declining rate environment in which income received from the lending-related business has decreased faster than the longer-term value attributed to deposits generated by the business units.
          The net loss in the Other category was $10 million for the three months ended March 31, 2008, compared to a net loss of $7 million for the three months ended March 31, 2007. The decrease in net loss of $3 million was primarily due to timing differences between when corporate expenses are reflected as a consolidated expense and when the expenses are allocated to the business segments.
Market Segments
          The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. Note 14 to the consolidated financial statements contains a description and presents financial results of these market segments for the three months ended March 31, 2008 and 2007.
          The following table presents net income (loss) by market segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2008		2007

Midwest	$87	71%	$79	39%
Western	(10)	(8)	73	35
Texas	20	16	23	11
Florida	(4)	(3)	3	1
Other Markets	19	15	22	10
International	10	9	9	4

	122	100%	209	100%
Finance & Other Businesses*	(13)		(19)

Total	$109		$190

*	Includes discontinued operations and items not directly associated with the market segments
          The Midwest market’s net income increased $8 million, or 10 percent, to $87 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Net interest income (FTE) of $205 million decreased $22 million from the comparable period in the prior year primarily due to a decrease in loan and deposit spreads caused by a change in the deposit mix, partially offset by increases of $416 million in average loan balances and $259 million in average deposit balances. The provision for loan losses decreased $7 million, primarily due to an improvement in credit quality in the Middle Market loan portfolio. Noninterest income of $136 million increased $21 million from the comparable period in the prior year primarily due to a $17 million gain on Visa shares. Noninterest expenses of $186 million decreased $8 million from the same period in the prior year primarily due to the first quarter 2008 reversal of a $10 million Visa loss sharing arrangement expense recorded in the fourth quarter 2007 and a $6 million decrease in salaries related to the refinement in the application of SFAS 91 in 2008, partially offset by increases in the provision for credit losses on lending-related commitments ($3 million) and allocated net overhead expenses ($2 million).
          The Western market recorded a net loss of $10 million for the three months ended March 31, 2008, compared to net income of $73 million for the three months ended March 31, 2007. Net interest income (FTE) of $172 million decreased $16 million from the comparable prior year period. The decrease in net interest income (FTE) was primarily due to a $1.7 billion decrease in Financial Services Division deposits and a decline in deposit spreads caused by a competitive deposit pricing environment. These factors were partially offset by a $1.4 billion increase in average loan balances (excluding Financial Services Division) and a $767 million decline in low-rate Financial Service Division loans (primarily low-rate). The provision for loan losses increased $126 million, primarily due to an increase in credit risk in the residential real estate development industry. Noninterest income of $33 million for the three months ended March 31, 2008, increased $6 million from the same period in the prior year due to nominal increases in multiple categories. Noninterest expenses of $108 million decreased $3 million due to an $8 million decrease in customer service expenses, partially offset by a $4 million increase in expenses related to new banking centers. The Corporation opened three new banking centers in the Western market in the three months ended March 31, 2008.
          The Texas market’s net income decreased $3 million, or 14 percent, to $20 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Net interest income (FTE) of $74 million increased $5 million from the comparable period in the prior year due to increases of $1.2 billion in average loan balances and a $162 million in average deposit balances partially offset by declines in loan spreads and deposit spreads. The provision for loan losses increased $8 million from an insignificant negative provision in the first quarter 2007. Noninterest income of $24 million increased $5 million from the same period in the prior year primarily due to a $3 million gain on the sale of Visa shares. Noninterest expenses of $58 million increased $5 million from the comparable period in the prior year due, in part, to a $2 million increase in expenses related to new banking centers.
          The Florida market recorded a net loss of $4 million for the three months ended March 31, 2008, compared to net income of $3 million for the three months ended March 31, 2007. Net interest income (FTE) of $11 million was unchanged from the comparable period in the prior year as increases in average loan balances of $251 million and deposit balances of $78 million were offset by declines in loan and deposit spreads. The increase in average loans was primarily the result of a transfer of Florida loans previously serviced from the Texas market. The provision for loan losses increased $11 million, to $12 million for the three months ended March 31, 2008, when compared to same period in the prior year, mostly due to a single Middle Market customer. Noninterest income and noninterest expenses both increased $1 million from the comparable period in the prior year.
          The Other Markets’ net income decreased $3 million to $19 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Net interest income (FTE) of $36 million increased $4 million from the comparable period in the prior year, primarily due to a $267 million increase in average loan balances and an increase in loan spreads. The provision for loan losses increased $11 million, primarily due to an increase in credit risk in the Middle Market loan portfolio and the residential real estate development industry. Noninterest income of $17 million increased $6 million from the comparable period in the prior year, primarily due to a $4 million increase in investment banking fees. Noninterest expenses of $26 million increased $5 million from the comparable period in the prior year due to increases of $3 million in revenue-related incentive compensation and $2 million in the provision for credit losses on lending-related commitments.
          The International market’s net income increased $1 million, to $10 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Net interest income (FTE) of $15 million decreased $2 million from the comparable period in the prior year primarily due to a $297 million decrease in average deposit balances partially offset by a $180 million increase in average loan balances. The provision for loan losses decreased $3 million. Noninterest income of $8 million was unchanged from the comparable period in the prior year. Noninterest expenses of $10 million decreased $1 million from the comparable period in the prior year.
          The net loss for Finance & Other Businesses was $13 million for the three months ended March 31, 2008, compared to a net loss of $19 million for the three months ended March 31, 2007. The $6 million decrease in net loss was due to the same reasons noted in the Finance Division and the Other category discussions under the “Business Segments” heading.

          The following table lists the number of the Corporation’s banking centers by market segment at March 31:

	2008	2007

Midwest (Michigan)	237	242
Western:
California	85	73
Arizona	9	5

Total Western	94	78

Texas	79	72
Florida	9	9
International	1	1

Total	420	402

Financial Condition
          Total assets were $67.0 billion at March 31, 2008, compared to $62.3 billion at year-end 2007 and $57.5 billion at March 31, 2007. Investment securities available-for-sale increased $2.3 billion, from $6.3 billion at December 31, 2007, to $8.6 billion at March 31, 2008 primarily due to the purchase of approximately $2.4 billion of AAA-rated mortgage-backed securities issued by government sponsored entities (FNMA, FHLMC) in the first three months of 2008, to assist in managing interest rate risk. Total period-end loans increased $1.6 billion, or three percent, to $52.4 billion from December 31, 2007 to March 31, 2008. On an average basis, total loans increased $1.2 billion, or two percent ($1.3 billion, or three percent, excluding Financial Services Division loans), to $51.9 billion in the first quarter 2008, compared to $50.7 billion in the fourth quarter 2007. Within average loans (excluding Financial Services Division), several business lines showed growth, including Global Corporate Banking (eight percent), Private Banking (four percent), Specialty Businesses (four percent), Small Business (three percent), National Dealer Services (two percent), Middle Market (one percent) and Commercial Real Estate (one percent), from the fourth quarter 2007 to the first quarter 2008. Excluding Financial Services Division loans, average loans grew in the Florida market (nine percent) (primarily due to the transfer of Florida loans previously serviced from the Texas market), the International market (four percent), the Texas market (four percent), the Western market (three percent) and the Midwest market (two percent) from the fourth quarter 2007 to the first quarter 2008.
          Management currently expects average loan growth for full-year 2008, compared to 2007, to be in the mid single-digit range, excluding Financial Services Division loans, with low single-digit growth in the Midwest market, mid to high single-digit growth in the Western market and low double-digit growth in the Texas market.

          Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $15.1 billion at March 31, 2008, of which $5.5 billion, or 37 percent, were to borrowers in the Commercial Real Estate line of business, which includes loans to residential real estate developers. The $9.6 billion of commercial real estate loans in other business lines consist primarily of owner-occupied commercial mortgages. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate line of business by project type and location of property:

(dollar amounts in millions)
March 31, 2008	Location of Property
					Other
Project Type:	Western	Michigan	Texas	Florida	Markets	Total	% of Total

Real estate construction loans:
Commercial Real Estate business line:
Single Family	$910	$88	$149	$214	$98	$1,459	36%
Land Development	306	107	183	41	66	703	17
Retail	194	118	224	54	58	648	16
Multi-family	97	26	200	72	91	486	12
Multi-use	166	32	36	49	21	304	7
Office	121	20	77	-	21	239	6
Commercial	82	20	18	5	9	134	3
Land Carry	123	-	-	-	-	123	3
Other	5	-	-	-	12	17	-

Total	$2,004	$411	$887	$435	$376	$4,113	100%

Commercial mortgage loans:
Commercial Real Estate business line:
Land Carry	$259	$168	$78	$90	$35	$630	44%
Multi-family	7	97	13	32	33	182	13
Office	67	56	33	11	3	170	12
Retail	21	66	5	3	52	147	10
Commercial	79	33	3	-	7	122	9
Multi-use	19	37	3	15	33	107	8
Single Family	15	3	3	11	12	44	3
Other	3	4	-	7	2	16	1

Total	$470	$464	$138	$169	$177	$1,418	100%

          Total liabilities increased $4.6 billion, or eight percent, from $57.2 billion at December 31, 2007, to $61.8 billion at March 31, 2008. Total deposits increased $2.5 billion, or six percent, to $46.8 billion at March 31, 2008, from $44.3 billion at December 31, 2007, as a result of a $1.6 billion increase in institutional certificates of deposit and an $872 million increase in noninterest-bearing deposits. Deposits in the Financial Services Division, which include title and escrow deposits and fluctuate with the level of home mortgage financing and refinancing activity, increased to $4.0 billion at March 31, 2008, from $3.3 billion at December 31, 2007. Average Financial Services Division deposits decreased $193 million, to $3.0 billion in the first quarter 2008, from $3.2 billion in the fourth quarter 2007, in part due to the continued slowing of real estate activity in the California market. Average Financial Services Division noninterest-bearing deposits decreased $166 million, to $1.9 billion in the first quarter 2008, from $2.1 billion in the fourth quarter 2007. Medium and long-term debt increased $2.0 billion to $10.8 billion at March 31, 2008, from $8.8 billion at December 31, 2007, as a result of $2 billion of new medium-term FHLB advances in the first quarter 2008. For further information on the FHLB advances, see Note 5 to the consolidated financial statements.
          Management expects Financial Services Division noninterest-bearing deposits will average between $1.7 and $1.9 billion and average Financial Services Division loans will fluctuate in tandem with the level of noninterest-bearing deposits for full-year 2008, based upon current trends.

Capital
          Shareholders’ equity was $5.3 billion at March 31, 2008 and $5.1 billion at December 31, 2007. The following table presents a summary of changes in shareholders’ equity in the three month period ended March 31, 2008:

(in millions)

Balance at January 1, 2008		$5,117
Retention of earnings (net income less cash dividends declared)		10
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$99
Cash flow hedges	6
Defined benefit and other postretirement plans adjustment	5

Total change in accumulated other comprehensive income (loss)		110
Recognition of share-based compensation expense		20

Balance at March 31, 2008		$5,257

          The Board of Directors of the Corporation authorized the purchase up to 10 million shares of Comerica Incorporated outstanding common stock on November 13, 2007, in addition to the remaining unfilled portion of the November 14, 2006 authorization. There is no expiration date for the Corporation’s share repurchase program. No shares were purchased as part of the Corporation’s publicly announced repurchase program in the first three months of 2008.
          The following table summarizes the Corporation’s share repurchase activity for the three months ended March 31, 2008.

	Total Number of Shares
	Purchased as Part of Publicly	Remaining Share	Total Number
	Announced Repurchase Plans	Repurchase	of Shares	Average Price
(shares in thousands)	or Programs	Authorization (1)	Purchased (2)	Paid Per Share

January 2008	-	12,576	8	$42.71
February 2008	-	12,576	10	37.98
March 2008	-	12,576	-	-

Total first quarter 2008	-	12,576	18	$40.06

(1)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs.

(2)
Includes shares purchased as part of publicly announced repurchase plans or programs, shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for grant prices and/or taxes related to stock option exercises and restricted stock vesting under the terms of an employee share-based compensation plan.

          The Corporation’s capital ratios exceeded minimum regulatory requirements as follows:

	March 31,	December 31,
	2008	2007

Tier 1 common capital ratio*	6.71%	6.85%
Tier 1 risk-based capital ratio (4.00% - minimum)*	7.35	7.51
Total risk-based capital ratio (8.00% - minimum)*	11.00	11.20
Leverage ratio (3.00% - minimum)*	8.86	9.26

* March 31, 2008 ratios are estimated

          At March 31, 2008, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (Tier 1 risk-based capital, total risk-based capital and leverage ratios greater than six percent, 10 percent and five percent, respectively). Based on an interim decision issued by the banking regulators in 2006, the after-tax charge to shareholders’ equity associated with the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R),” was excluded from the calculation of regulatory capital ratios. Therefore, for purposes of calculating regulatory capital ratios, shareholders’ equity was increased by $165 million and $170 million on March 31, 2008 and December 31, 2007, respectively.
          The Corporation expects to maintain a Tier 1 common capital ratio within a target range for 2008 of 6.50 and 7.50 percent.

Risk Management
          The following updated information should be read in conjunction with the “Risk Management” section on pages 44-61 of the Corporation’s 2007 Annual Report.
Credit Risk
Allowance for Credit Losses and Nonperforming Assets
          The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance for loan losses provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The Corporation performs a detailed credit quality review quarterly on both large business and certain large personal purpose consumer and residential mortgage loans that have deteriorated below certain levels of credit risk and may allocate a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying estimated loss ratios, based on numerous factors identified below, to the loans within each risk rating. In addition, a portion of the allowance is allocated to these remaining loans based on industry specific risks inherent in certain portfolios that have experienced above average losses, including portfolio exposures to Michigan and California residential real estate development, Small Business Administration loans, retail trade (gasoline delivery) and technology-related industries. Furthermore, a portion of the allowance is allocated to these remaining loans based on industry specific risks inherent in certain portfolios that have not yet manifested themselves in the risk ratings, including portfolio exposures to the automotive industry and Florida residential real estate development. The portion of the allowance allocated to all other consumer and residential mortgage loans is determined by applying estimated loss ratios to various segments of the loan portfolio. Estimated loss ratios for all portfolios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis, including information on migration and loss given default studies from each of the three largest domestic geographic markets (Midwest, Western and Texas), as well as mapping to bond tables. The allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, provides for probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. Lending-related commitments for which it is probable that the commitment will be drawn (or sold) are reserved with the same estimated loss rates as loans, or with specific reserves. In general, the probability of draw for letters of credit is considered certain once the credit becomes a watch list credit. Non-watch list letters of credit and all unfunded commitments have a lower probability of draw, to which standard loan loss rates are applied.
          Actual loss ratios experienced in the future may vary from those estimated. The uncertainty occurs because factors may exist which affect the determination of probable losses inherent in the loan portfolio and are not necessarily captured by the application of estimated loss ratios or identified industry specific risks. A portion of the allowance is maintained to capture these probable losses and reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses. Factors that were considered in the evaluation of the adequacy of the Corporation’s allowance include the inherent imprecision in the risk rating system and the risk associated with new customer relationships. The allowance associated with the margin for inherent imprecision covers probable loan losses as a result of an inaccuracy in assigning risk ratings or stale ratings which may not have been updated for recent negative trends in particular credits. The allowance due to new business migration risk is based on an evaluation of the risk of rating downgrades associated with loans that do not have a full year of payment history.
          The total allowance for loan losses is available to absorb losses from any segment within the portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance. Inclusion of other industry specific portfolio exposures in the allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in the need for additional provision for loan losses in order to maintain an allowance that complies with credit risk and accounting policies. At March 31, 2008, the total allowance for loan losses was $605 million, an increase of $48 million from $557 million at December 31, 2007. The increase resulted primarily from increases in individual and industry reserves for customers primarily in the California and

Michigan residential real estate development and retail trade (gasoline delivery) industries. This increase was partially offset by reductions in the industry reserves for customers in the automotive and high technology industries. The allowance for loan losses as a percentage of total period-end loans was 1.16 and 1.10 percent at March 31, 2008, and December 31, 2007, respectively.
          The allowance for credit losses on lending-related commitments was $25 million at March 31, 2008, an increase of $4 million from $21 million at December 31, 2007, resulting from an increase in specific reserves related to standby letters of credit to customers included in the Michigan commercial real estate and small business loan portfolios. Unfunded lending-related commitments of $3 million and $60 million were sold in the three months ended March 31, 2008 and 2007, respectively.
          Nonperforming assets at March 31, 2008 were $560 million, compared to $423 million at December 31, 2007, an increase of $137 million, or 32 percent. The allowance for loan losses as a percentage of nonperforming loans decreased to 112 percent at March 31, 2008, from 138 percent at December 31, 2007.
          Nonperforming assets at March 31, 2008 and December 31, 2007 were categorized as follows:

	March 31,	December 31,
(in millions)	2008	2007

Nonaccrual loans:
Commercial	$87	$75
Real estate construction:
Commercial Real Estate business line	309	161
Other business lines	4	6

Total real estate construction	313	167
Commercial mortgage:
Commercial Real Estate business line	67	66
Other business lines	64	75

Total commercial mortgage	131	141
Residential mortgage	1	1
Consumer	3	3
Lease financing	-	-
International	3	4

Total nonaccrual loans	538	391
Reduced-rate loans	-	13

Total nonperforming loans	538	404
Foreclosed property	22	19

Total nonperforming assets	$560	$423

Loans past due 90 days or more and still accruing	$80	$54

          The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2008	December 31, 2007

Nonaccrual loans at beginning of period	$391	$272
Loans transferred to nonaccrual (1)	281	185
Nonaccrual business loan gross charge-offs (2)	(108)	(68)
Loans transferred to accrual status (1)	-	-
Nonaccrual business loans sold (3)	(15)	-
Payments/Other (4)	(11)	2

Nonaccrual loans at end of period	$538	$391

(1) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(2) Analysis of gross loan charge-offs:
Nonaccrual business loans	$108	$68
Performing watch list loans	1	-
Consumer and residential mortgage loans	7	4

Total gross loan charge-offs	$116	$72

(3) Analysis of loans sold:
Nonaccrual business loans	$15	$-
Performing watch list loans	6	13

Total loans sold	$21	$13

(4) Includes net changes related to nonaccrual loans with balances less than $2 million, other than business loan gross charge-offs and nonaccrual business loans sold, and payments on nonaccrual loans with book balances greater than $2 million.

          The following table presents the number of nonaccrual loan relationships with book balances greater than $2 million and balance by size of relationship at March 31, 2008.

(dollar amounts in millions)	Number of
Nonaccrual Relationship Size	Relationships	Balance

$2 million - $5 million	30	$95
$5 million - $10 million	22	156
$10 million - $25 million	13	202

Total loan relationships greater than $2 million at March 31, 2008	65	$453

          Loan relationships with balances greater than $2 million transferred to nonaccrual status totaled $281 million in the first quarter 2008, an increase of $96 million from $185 million in the fourth quarter 2007. Of the transfers to nonaccrual in the first quarter 2008, $233 million were from the Commercial Real Estate business line, of which $201 million were from customers in the residential real estate development industry in the Western market (primarily California). There were twelve loan relationships greater than $10 million transferred to nonaccrual in the first quarter 2008. These loans totaled $152 million, of which $126 million were to companies in the real estate industry.
          The problems experienced in the residential real estate development industry in the Western market (primarily California) were generally isolated to the local developer portfolio that focused on starter homes (approximately $830 million, of which approximately 75 percent were single-family home construction loans and the remainder were land carry or land development loans). This portfolio accounted for $217 million, or 41 percent, of total nonaccrual loans and $58 million of charge-offs in the first quarter 2008.

          The following table presents a summary of total internally classified watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans). Total watch list loans increased both in dollars and as a percentage of the total loan portfolio from December 31, 2007 to March 31, 2008.

(dollar amounts in millions)	March 31, 2008	December 31, 2007

Total watch list loans	$4,621	$3,464
As a percentage of total loans	8.8%	6.8%

          The following table presents a summary of nonaccrual loans at March 31, 2008 and loan relationships transferred to nonaccrual and net loan charge-offs during the three months ended March 31, 2008, based primarily on the Standard Industrial Classification (SIC) industry categories.

			Three Months Ended
(dollar amounts in millions)	March 31, 2008		March 31, 2008
			Loans Transferred to
Industry Category	Nonaccrual Loans		Nonaccrual *		Net Loan Charge-Offs

Real estate	$374	71%	$221	78%	$75	68%
Retail trade	40	7	18	6	15	13
Services	34	6	2	1	12	11
Automotive	16	3	2	1	-	-
Contractors	14	3	12	4	1	1
Wholesale trade	13	2	7	3	2	2
Technology-related	13	2	13	5	-	-
Manufacturing	12	2	6	2	-	-
Transportation	6	1	-	-	-	-
Churches	6	1	-	-	1	1
Other**	10	2	-	-	4	4

Total	$538	100%	$281	100%	$110	100%

* Based on an analysis of nonaccrual loan relationships with book balances greater than $2 million.
**Consumer nonaccrual loans and net charge-offs are included in the “Other” category.

          Both net loan and total net credit-related charge-offs for the first quarter 2008 were $110 million, or 0.85 percent of average total loans. Net loan and total net credit-related charge-offs for the fourth quarter 2007 were $63 million, or 0.50 percent and $64 million, or 0.50 percent of average total loans, respectively. Net loan charge-offs in the Commercial Real Estate business line were $75 million in the first quarter 2008, compared to $36 million in the fourth quarter 2007. All other net loan charge-offs were $35 million, or 0.31 percent of average non-Commercial Real Estate business line loans in the first quarter 2008, compared to $27 million, or 0.25 percent of average non-Commercial Real Estate business line loans in the fourth quarter 2007. The carrying value of nonaccrual loans as a percentage of contractual value was 69 percent at March 31, 2008, compared to 71 percent at December 31, 2007 and 73 percent at March 31, 2007.
          For further discussion of credit risk, see pages 44-60 in the Corporation’s 2007 Annual Report.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
          Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation’s balance sheet is predominantly characterized by floating rate commercial loans funded by a combination of core deposits and wholesale borrowings. This creates a natural imbalance between the floating rate loan portfolio and the more slowly repricing deposit products. The result is that growth in our core businesses will lead to a greater sensitivity to interest rate movements, without mitigating actions. An example of such an action is purchasing investment securities, primarily fixed rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
          The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, using simulation modeling analysis as its principal risk management evaluation technique. The results of these analyses provide the information needed to assess the balance sheet structure. Changes in economic activity, different from those management included in its simulation analyses, whether domestically or internationally, could translate into a materially different interest rate environment than currently expected. Management evaluates “base” net interest income under an unchanged interest rate environment and what is believed to be the most likely balance sheet structure. This “base” net interest income is then evaluated against non-parallel interest rate scenarios that increase and decrease approximately 200 basis points from the unchanged interest rate environment (but not lower than zero percent). For this analysis, the rise or decline in interest rates occurs in a linear fashion over twelve months. In addition, adjustments to asset prepayment levels, yield curves and overall balance sheet mix and growth assumptions are made to be consistent with each interest rate environment. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Derivative instruments entered into for risk management purposes are included in these analyses.
          The table below as of March 31, 2008 and December 31, 2007 displays the estimated impact on net interest income during the next 12 months as it relates the unchanged interest rate scenario results to those from the 200 basis point non-parallel shock described above. The change in interest rate sensitivity from December 31, 2007 to March 31, 2008 was primarily a result of loan and deposit growth, activities in the Financial Services Division and the maturity of swaps.

	March 31, 2008		December 31, 2007
(in millions)	Amount	%	Amount	%

Change in Interest Rates:
+200 basis points	$50	3%	$38	2%
-200 basis points	(51)	(3)	(36)	(2)

          The Corporation also performs an economic value of equity analysis for a longer term view of the interest rate risk position. The economic value of equity analysis begins with an estimate of the mark-to-market valuation of the Corporation’s balance sheet and then applies the estimated impact of rate movements upon the market value of assets, liabilities and off-balance sheet instruments. The economic value of equity is then calculated as difference between the market value of assets and liabilities net of the impact of off-balance sheet instruments. As with net interest income shocks, a variety of alternative scenarios are performed to measure the impact on economic value of equity, including changes in the level, slope and shape of the yield curve.

          The table below as of March 31, 2008 and December 31, 2007 displays the estimated impact on the economic value of equity from the 200 basis point immediate parallel increase or decrease in interest rates as described above.

	March 31, 2008		December 31, 2007
(in millions)	Amount	%	Amount	%

Change in Interest Rates:
+200 basis points	$156	2%	$241	3%
-200 basis points	(890)	(10)	(789)	(9)

Other Market Risks
          At March 31, 2008, the Corporation had a $73 million portfolio of indirect (through funds) private equity and venture capital investments, and had commitments of $42 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable, and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value. Approximately $12 million of the underlying equity and debt (primarily equity) in these funds are to companies in the automotive industry. The automotive-related positions do not represent a majority of any one fund’s investments, and therefore, the exposure related to these positions is mitigated by the performance of other investment interests within the fund’s portfolio of companies.
          The Corporation holds a portfolio of approximately 830 warrants for generally non-marketable equity securities. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. As discussed in Note 1 to the consolidated financial statements in the Corporation’s 2007 Annual Report, warrants that have a net exercise provision embedded in the warrant agreement are required to be accounted for as derivatives and recorded at fair value (approximately 520 warrants at March 31, 2008). The value of all warrants that are carried at fair value ($16 million at March 31, 2008) is at risk to changes in equity markets, general economic conditions and other factors. The majority of new warrants obtained as part of the loan origination process no longer contain an embedded net exercise provision. During the first quarter 2008, the Corporation adopted SFAS 157, “Fair Value Measurements”, as discussed in Note 1 to these consolidated financial statements. Upon adoption, the estimated fair value of warrants carried at fair value was adjusted to reflect a discount for lack of liquidity, resulting in a $2 million pre-tax charge to earnings.
          Certain components of the Corporation’s noninterest income, primarily fiduciary income, are at risk to fluctuations in the market values of underlying assets, particularly equity securities. Other components of noninterest income, primarily brokerage fees, are at risk to changes in the level of market activity.
          For further discussion of market risk, see Note 10 to these consolidated financial statements and pages 54-60 in the Corporation’s 2007 Annual Report.
Critical Accounting Policies
          The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation’s 2007 Annual Report, as updated in Note 1 to the unaudited consolidated financial statements in this report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for allowance for credit losses, pension plan accounting, income taxes and valuation methodologies. These policies are reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages 62-66 of the Corporation’s 2007 Annual Report. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2007 Annual Report, aside from certain refinements to estimates and assumptions related to the January 1, 2008 adoption of SFAS 157, “Fair Value Measurements,” as discussed below and described in greater detail in Note 13 to these consolidated financial statements.

Fair Valuation of Financial Instruments
          On January 1, 2008, the Corporation adopted SFAS 157 which defines fair value as the price that would be received to sell the financial asset or paid to transfer the financial liability in an orderly transaction between market participants at the measurement date.
          The Corporation utilizes fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. SFAS 157 differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Securities available-for-sale, certain short-term investments and derivatives are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. Further, the notes to the consolidated financial statements include information about the extent to which fair value is used to measure assets and liabilities and the valuation methodologies used.
          SFAS 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management’s estimates about market data.

Level 1
Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments include securities traded on active exchange markets, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.

Level 2
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 instruments include securities traded in less active dealer or broker markets.

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

          For assets and liabilities recorded at fair value, it is the Corporation’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157. When available, the Corporation utilizes quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently sourced market parameters, including interest rate yield curves, prepayment speeds, option volatilities and currency rates. Substantially all of the Corporation’s financial instruments use either of the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded in the Corporation’s financial statements. However, in certain cases, when market observable inputs for model-based valuation techniques may not be readily available, the Corporation is required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. The models used by the Corporation to determine fair value adjustments are periodically evaluated by management for relevance under current facts and circumstances.
          The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, the Corporation would use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement.

               At March 31, 2008, $9.4 billion, or 14 percent of total assets, consisted of financial instruments recorded at fair value on a recurring basis. Substantially all of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. Less than one percent of these financial assets were measured using model-based techniques, or Level 3 measurements. The financial assets valued using Level 3 measurements include warrants and asset-backed securities in less liquid markets. At March 31, 2008, less than one percent of total liabilities, or $527 million, consisted of financial instruments recorded at fair value on a recurring basis.
               At March 31, 2008, $668 million, or one percent of total assets, consisted of financial instruments recorded at fair value on a nonrecurring basis. Approximately 60 percent of these financial instruments used Level 2 measurement valuation methodologies involving market-based or market-derived information to measure fair value and the remainder of these financial instruments were measured using model-based techniques, or Level 3 measurements. The financial assets valued using Level 3 measurements include private equity investments, loan servicing rights and certain foreclosed assets. At March 31, 2008, no liabilities were measured at fair value on a nonrecurring basis.
               See Note 13 to the consolidated financial statements for a complete discussion on the Corporation’s use of fair valuation of financial instruments and the related measurement techniques.

ITEM 4. Controls and Procedures
(a)
Evaluation of Disclosure Controls and Procedures. The Corporation maintains a set of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Corporation’s disclosure controls and procedures are effective.

(b)
Changes in Internal Controls. During the period to which this report relates, there have not been any changes in the Corporation’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
               For information regarding the Corporation’s legal proceedings, see “Part I. Item 1. Note 12 – Contingent Liabilities,” which is incorporated herein by reference.
ITEM 1A. Risk Factors
               There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2007 in response to Part I, Item 1A. of such Form 10-K. Such risk factors are incorporated herein by reference.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
               For information regarding the Corporation’s share repurchase activity, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital,” which is incorporated herein by reference.

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

COMERICA INCORPORATED (Registrant)

/s/ Marvin J. Elenbaas
Marvin J. Elenbaas
Senior Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer of the Registrant)

Date: April 29, 2008

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