Form 10-Q
period 2008-06-30
COMERICA INC /NEW/
filed 2008-07-31
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
(214) 462-6831

(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
          $5 par value common stock:
            Outstanding as of July 25, 2008: 150,451,026 shares

COMERICA INCORPORATED AND SUBSIDIARIES
Forward-Looking Statements
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communication from time to time that contain such statements. All statements regarding the Corporation’s expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “foreshadows,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “outcome,” “continue,” “remain,” “maintain,” “trend,” “objective,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements.
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	June 30, 2008	December 31, 2007	June 30, 2007
	(unaudited)		(unaudited)

ASSETS
Cash and due from banks	$1,698	$1,440	$1,372
Federal funds sold and securities purchased under agreements to resell	77	36	1,217
Other short-term investments	249	373	251
Investment securities available-for-sale	8,243	6,296	4,368

Commercial loans	28,763	28,223	27,146
Real estate construction loans	4,684	4,816	4,513
Commercial mortgage loans	10,504	10,048	9,728
Residential mortgage loans	1,879	1,915	1,839
Consumer loans	2,594	2,464	2,321
Lease financing	1,351	1,351	1,314
International loans	1,976	1,926	1,904

Total loans	51,751	50,743	48,765
Less allowance for loan losses	(663)	(557)	(507)

Net loans	51,088	50,186	48,258

Premises and equipment	674	650	616
Customers’ liability on acceptances outstanding	15	48	40
Accrued income and other assets	3,959	3,302	2,448

Total assets	$66,003	$62,331	$58,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$11,860	$11,920	$12,763

Money market and NOW deposits	14,506	15,261	15,212
Savings deposits	1,391	1,325	1,397
Customer certificates of deposit	7,746	8,357	7,567
Institutional certificates of deposit	5,940	6,147	5,479
Foreign office time deposits	879	1,268	789

Total interest-bearing deposits	30,462	32,358	30,444

Total deposits	42,322	44,278	43,207

Short-term borrowings	4,075	2,807	297
Acceptances outstanding	15	48	40
Accrued expenses and other liabilities	1,651	1,260	1,269
Medium- and long-term debt	12,858	8,821	8,748

Total liabilities	60,921	57,214	53,561

Common stock — $5 par value:
Authorized — 325,000,000 shares
Issued — 178,735,252 shares at 6/30/08, 12/31/07 and 6/30/07	894	894	894
Capital surplus	576	564	539
Accumulated other comprehensive loss	(207)	(177)	(308)
Retained earnings	5,451	5,497	5,391
Less cost of common stock in treasury — 28,281,490 shares at 6/30/08, 28,747,097 shares at 12/31/07 and 25,725,671 shares at 6/30/07	(1,632)	(1,661)	(1,507)

Total shareholders’ equity	5,082	5,117	5,009

Total liabilities and shareholders’ equity	$66,003	$62,331	$58,570

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2008	2007	2008	2007

INTEREST INCOME
Interest and fees on loans	$633	$882	$1,403	$1,733
Interest on investment securities	101	46	189	88
Interest on short-term investments	3	5	8	13

Total interest income	737	933	1,600	1,834

INTEREST EXPENSE
Interest on deposits	182	284	435	570
Interest on short-term borrowings	19	24	48	46
Interest on medium- and long-term debt	94	116	199	207

Total interest expense	295	424	682	823

Net interest income	442	509	918	1,011
Provision for loan losses	170	36	329	59

Net interest income after provision for loan losses	272	473	589	952

NONINTEREST INCOME
Service charges on deposit accounts	59	55	117	109
Fiduciary income	51	49	103	98
Commercial lending fees	21	17	38	33
Letter of credit fees	18	15	33	31
Foreign exchange income	12	10	22	19
Brokerage fees	10	10	20	21
Card fees	16	14	30	26
Bank-owned life insurance	8	9	18	19
Net securities gains	14	—	36	—
Net gain on sales of businesses	—	2	—	3
Other noninterest income	33	44	62	69

Total noninterest income	242	225	479	428

NONINTEREST EXPENSES
Salaries	202	215	402	421
Employee benefits	48	50	95	96

Total salaries and employee benefits	250	265	497	517
Net occupancy expense	36	33	74	68
Equipment expense	16	15	31	30
Outside processing fee expense	28	24	51	44
Software expense	20	15	39	30
Customer services	3	11	9	25
Litigation and operational losses (recoveries)	3	(9)	(5)	(6)
Provision for credit losses on lending-related commitments	7	(2)	11	(4)
Other noninterest expenses	60	59	119	114

Total noninterest expenses	423	411	826	818

Income from continuing operations before income taxes	91	287	242	562
Provision for income taxes	35	91	76	177

Income from continuing operations	56	196	166	385
Income (loss) from discontinued operations, net of tax	—	—	(1)	1

NET INCOME	$56	$196	$165	$386

Basic earnings per common share:
Income from continuing operations	$0.37	$1.28	$1.11	$2.49
Net income	0.37	1.28	1.10	2.49

Diluted earnings per common share:
Income from continuing operations	0.37	1.25	1.10	2.44
Net income	0.37	1.25	1.09	2.45

Cash dividends declared on common stock	100	98	199	199
Dividends per common share	0.66	0.64	1.32	1.28

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

				Accumulated
				Other			Total
	Common Stock		Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except per share data)	In Shares	Amount	Surplus	Loss	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2007	157.6	$894	$520	$(324)	$5,230	$(1,219)	$5,101
Net income	—	—	—	—	386	—	386
Other comprehensive income, net of tax	—	—	—	16	—	—	16

Total comprehensive income							402
Cash dividends declared on common stock ($1.28 per share)	—	—	—	—	(199)	—	(199)
Purchase of common stock	(6.9)	—	—	—	—	(425)	(425)
Net issuance of common stock under employee stock plans	2.3	—	(17)	—	(26)	138	95
Recognition of share-based compensation expense	—	—	35	—	—	—	35
Employee deferred compensation obligations	—	—	1	—	—	(1)	—

BALANCE AT JUNE 30, 2007	153.0	$894	$539	$(308)	$5,391	$(1,507)	$5,009

BALANCE AT JANUARY 1, 2008	150.0	$894	$564	$(177)	$5,497	$(1,661)	$5,117
Net income	—	—	—	—	165	—	165
Other comprehensive loss, net of tax	—	—	—	(30)	—	—	(30)

Total comprehensive income	—	—	—	—	—	—	135
Cash dividends declared on common stock ($1.32 per share)	—	—	—	—	(199)	—	(199)
Net issuance of common stock under employee stock plans	0.5	—	(19)	—	(12)	29	(2)
Recognition of share-based compensation expense	—	—	31	—	—	—	31

BALANCE AT JUNE 30, 2008	150.5	$894	$576	$(207)	$5,451	$(1,632)	$5,082

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended
	June 30,
(in millions)	2008	2007

OPERATING ACTIVITIES
Net income	$165	$386
Income (loss) from discontinued operations, net of tax	(1)	1

Income from continuing operations	166	385
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	329	59
Provision for credit losses on lending-related commitments	11	(4)
Depreciation and software amortization	55	45
Share-based compensation expense	31	35
Excess tax benefits from share-based compensation arrangements	—	(8)
Net amortization of securities	(7)	(1)
Net gain on sale/settlement of investment securities available-for-sale	(36)	—
Net gain on sales of businesses	—	(3)
Net (increase) decrease in trading securities	(1)	60
Net decrease in loans held-for-sale	33	46
Net decrease (increase) in accrued income receivable	63	(9)
Net decrease in accrued expenses	(156)	(68)
Other, net	(23)	(49)
Discontinued operations, net	(1)	—

Total adjustments	298	103

Net cash provided by operating activities	464	488

INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold, securities purchased under agreements to resell and other short-term investments	(33)	1,385
Proceeds from sales of investment securities available-for-sale	36	—
Proceeds from maturities of investment securities available-for-sale	905	435
Purchases of investment securities available-for-sale	(2,855)	(1,177)
Purchases of Federal Home Loan Bank stock	(210)	—
Net increase in loans	(1,157)	(1,385)
Net increase in fixed assets	(87)	(87)
Net decrease in customers’ liability on acceptances outstanding	33	16
Proceeds from sales of businesses	—	3
Discontinued operations, net	—	1

Net cash used in investing activities	(3,368)	(809)

FINANCING ACTIVITIES
Net decrease in deposits	(1,927)	(1,720)
Net increase (decrease) in short-term borrowings	1,268	(338)
Net decrease in acceptances outstanding	(33)	(16)
Proceeds from issuance of medium- and long-term debt	4,500	3,585
Repayments of medium- and long-term debt	(450)	(729)
Proceeds from issuance of common stock under employee stock plans	—	88
Excess tax benefits from share-based compensation arrangements	—	8
Purchase of common stock for treasury	—	(425)
Dividends paid	(196)	(194)
Discontinued operations, net	—	—

Net cash provided by financing activities	3,162	259

Net increase (decrease) in cash and due from banks	258	(62)
Cash and due from banks at beginning of period	1,440	1,434

Cash and due from banks at end of period	$1,698	$1,372

Interest paid	$712	$810

Income taxes paid	$100	$220

Noncash investing and financing activities:
Transfer of loans from held-for-sale to portfolio	$84	$—
Loans transferred to other real estate	7	6

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 1 — Basis of Presentation and Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2007.
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
     Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. The initial adoption of SFAS No. 157 resulted in a reduction to noninterest income of approximately $3 million. Refer to Note 13 to the consolidated financial statements for additional disclosures.
Loan Origination Fees and Costs
     On January 1, 2008, the Corporation prospectively implemented a refinement in the application of Financial Accounting Standards No. 91, “Accounting for Loan Origination Fees and Costs,” (SFAS 91), which resulted in the deferral and amortization to net interest income of substantially all loan origination fees and costs (over the loan life). Prior to January 1, 2008, the Corporation deferred and amortized business loan origination and commitment fees greater than $10 thousand and all Small Business Administration loan, residential mortgage and consumer loan origination fees and costs (over the loan life). The impact of the refinement for the six months ended June 30, 2008 results was a reduction in net interest income of $7 million, a reduction in the net interest margin of two basis points, a reduction in noninterest expenses of $23 million and an increase in net income of $10 million ($0.07 per diluted share). The adjustments which would have been required to retroactively apply the refinement of SFAS 91 were not material to any prior reporting periods.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 2 — Pending Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations,” (SFAS 141(R)), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. Under SFAS 141(R) the entity that acquires the business (whether in a full or partial acquisition) may recognize only the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at fair value. As such, an acquirer will not be permitted to recognize any allowance for loan losses of the acquiree, if applicable. SFAS 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. Under SFAS 141(R), acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the acquisition cost and included in the amount recorded for assets acquired. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Accordingly, the Corporation will apply the provisions of SFAS 141(R) for acquisitions completed after December 31, 2008.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Corporation does not expect the adoption of the provisions of SFAS 162 to have any impact on the Corporation’s financial condition and results of operations.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 3 — Investment Securities
     A summary of the Corporation’s temporarily impaired investment securities available-for-sale as of June 30, 2008 follows:

	Impaired
	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and other Government agency securities	$52	$— *	$—	$—	$52	$— *
Government-sponsored enterprise securities	5,120	69	853	18	5,973	87
State and municipal securities	—	—	—	—	—	—
Other securities	—	—	—	—	—	—

Total temporarily impaired securities	$5,172	$69	$853	$18	$6,025	$87

*	Unrealized losses less than $0.5 million.
     At June 30, 2008, the Corporation had 166 securities in an unrealized loss position, including 164 government-sponsored enterprise mortgage-backed securities (i.e., FMNA, FHLMC). The unrealized losses resulted from changes in market interest rates, not credit quality. The Corporation has the ability and intent to hold these available-for-sale investment securities until maturity or market price recovery, and full collection of the amounts due according to the contractual terms of the debt is expected; therefore, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2008.
     At June 30, 2008, investment securities having a carrying value of $2.9 billion were pledged where permitted or required by law to secure $1.0 billion of liabilities, including public and other deposits, and derivative instruments. This included securities of $1.4 billion pledged with the Federal Reserve Bank to secure potential treasury tax and loan borrowings of up to $1.4 billion. The remaining pledged securities of $1.5 billion were primarily with state and local government agencies to secure $1.0 billion of deposits and other liabilities, including deposits of the State of Michigan of $268 million at June 30, 2008.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 4 — Allowance for Credit Losses
     The following summarizes the changes in the allowance for loan losses:

	Six Months Ended
	June 30,
(in millions)	2008	2007

Balance at beginning of period	$557	$493

Loan charge-offs:
Domestic
Commercial	69	32
Real estate construction
Commercial Real Estate business line	109	7
Other business lines	1	2

Total real estate construction	110	9
Commercial mortgage
Commercial Real Estate business line	34	6
Other business lines	9	24

Total commercial mortgage	43	30
Residential mortgage	1	—
Consumer	10	6
Lease financing	—	—
International	1	—

Total loan charge-offs	234	77

Recoveries:
Domestic
Commercial	8	15
Real estate construction	1	—
Commercial mortgage	2	2
Residential mortgage	—	—
Consumer	1	2
Lease financing	—	4
International	—	8

Total recoveries	12	31

Net loan charge-offs	222	46
Provision for loan losses	329	59
Foreign currency translation adjustment	(1)	1

Balance at end of period	$663	$507

     Changes in the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, are summarized in the following table.

	Six Months Ended
	June 30,
(in millions)	2008	2007

Balance at beginning of period	$21	$26
Less: Charge-offs on lending-related commitments*	1	3
Add: Provision for credit losses on lending-related commitments	11	(4)

Balance at end of period	$31	$19

*	Charge-offs result from the sale of unfunded lending-related commitments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 4 — Allowance for Credit Losses (continued)
     A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans are impaired. Impaired loans that are restructured and meet the requirements to be on accrual status are included with total impaired loans for the remainder of the calendar year of the restructuring. There were no loans included in the $731 million of impaired loans at June 30, 2008 that were restructured and met the requirements to be on accrual status. Impaired loans averaged $627 million and $549 million for the three and six month periods ended June 30, 2008, respectively, and $225 million and $220 million for the three and six month periods ended June 30, 2007, respectively. The following presents information regarding the period-end balances of impaired loans:

	Six Months Ended	Year Ended
(in millions)	June 30, 2008	December 31, 2007

Total period-end nonaccrual loans	$731	$387
Plus: Total period-end reduced-rate loans	—	13
Impaired loans restructured during the period on accrual status at period-end	—	4

Total period-end impaired loans	$731	$404

Period-end impaired loans requiring an allowance	$695	$356

Allowance allocated to impaired loans	$104	$85

     A specific portion of the allowance may be allocated to significant individually impaired loans. Those impaired loans not requiring an allowance represent loans for which the fair value of expected repayments or collateral exceeded the recorded investments in such loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 5 — Medium- and Long-term Debt
     Medium- and long-term debt are summarized as follows:

(in millions)	June 30, 2008	December 31, 2007

Parent company
Subordinated notes:
4.80% subordinated note due 2015	$307	$308
6.576% subordinated notes due 2037	510	510

Total subordinated notes	817	818

Medium-term notes:
Floating rate based on LIBOR indices due 2010	150	150

Total parent company	967	968

Subsidiaries
Subordinated notes:
6.875% subordinated note due 2008	—	100
6.00% subordinated note due 2008	252	253
8.50% subordinated note due 2009	102	102
7.125% subordinated note due 2013	154	156
5.70% subordinated note due 2014	260	261
5.75% subordinated notes due 2016	665	667
5.20% subordinated notes due 2017	511	513
8.375% subordinated note due 2024	181	185
7.875% subordinated note due 2026	198	198

Total subordinated notes	2,323	2,435

Medium-term notes:
Floating rate based on LIBOR indices due 2008 to 2012	3,968	4,318
Floating rate based on PRIME indices due 2008	1,000	1,000
Floating rate based on Federal Funds indices due 2009	100	100

Federal Home Loan Bank advances:
Floating rate based on LIBOR indices due 2011 to 2014	4,500	—

Total subsidiaries	11,891	7,853

Total medium- and long-term debt	$12,858	$8,821

     The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.
     In February 2008, Comerica Bank (the Bank), a subsidiary of the Corporation, became a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB advances were secured by real estate-related loans and bear interest at variable rates based on LIBOR. The Bank used the proceeds for general corporate purposes.

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
     During the second quarter 2008, several tax-related court decisions involving other financial institutions were announced on certain structured leasing transactions, which caused the Corporation to reassess its position on similar transactions. As a result, the interest on tax liabilities from these transactions was increased $20 million ($13 million after-tax). In addition, the Corporation recorded an after-tax charge of $19 million to interest income to reflect the projected change in the timing of income tax cash flows on these transactions, which was caused by a reassessment of the likely resolution with the taxing authority. The charge was taken in accordance with FSP 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” and will fully reverse over the next 20 years.
     The Corporation adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109, (FIN 48), on January 1, 2007. Unrecognized tax benefits were $93 million and $83 million at June 30, 2008 and 2007, respectively, and accrued interest was $105 million and $75 million at June 30, 2008 and 2007, respectively.
     In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service (IRS) questions and/or challenges the tax position taken by the Corporation with respect to those transactions. The Corporation engaged in certain types of structured leasing transactions that the IRS disallowed in its examination of the Corporation’s federal tax returns for the years 1996 through 2000 (see related discussion above). The IRS also disallowed foreign tax credits associated with the interest on a series of loans to foreign borrowers. The Corporation has had ongoing discussions with the IRS Appeals Office related to the disallowance of the foreign tax credits associated with the loans and adjusted tax and related interest reserves based on settlements discussed. Also, the Corporation has had discussions with various state tax authorities regarding prior year tax filings. The Corporation anticipates that it is reasonably possible that the structured leasing transactions, foreign tax credits and state tax return issues will be settled within the next 12 months, resulting in additional payments of approximately $166 million, which are included in the unrecognized tax benefits ($93 million) and accrued interest ($105 million) described above.
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
     The Corporation believes that its tax returns were filed based upon applicable statutes, regulations and case law in effect at the time of the transactions. The Corporation intends to defend its positions taken in those returns in accordance with its view of the law controlling these activities. However, as noted above, the IRS examination team, an administrative authority or a court, if presented with the transactions, could disagree with the Corporation’s interpretation of the tax law. After evaluating the risks and opportunities, the best outcome may result in a settlement. The ultimate outcome for each position is not known.
Note 7 — Accumulated Other Comprehensive Income (Loss)
     Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges and the change in the accumulated defined benefit and other postretirement plans adjustment. The Consolidated Statements of Changes in Shareholders’ Equity on page 5 include only combined other comprehensive income (loss), net of tax. The following table presents reconciliations of the components of the accumulated other comprehensive income (loss) for the six months ended June 30, 2008 and 2007. Total comprehensive income totaled $135 million and $402 million for the six months ended June 30, 2008 and 2007, respectively. The $267 million decrease in total comprehensive income in the six months

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 7 — Accumulated Other Comprehensive Income (Loss) (continued)
ended June 30, 2008, when compared to the same period in the prior year, resulted principally from a decrease in net income ($221 million), an increase in net unrealized losses on investment securities available-for-sale ($23 million) due to changes in the interest rate environment and a decrease in net gains on cash flow hedges ($21 million).

	Six Months Ended June 30,
(in millions)	2008	2007

Accumulated net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period, net of tax	$(9)	$(61)

Net unrealized holding gains (losses) arising during the period	(24)	(24)
Less: Reclassification adjustment for gains included in net income	36	—

Change in net unrealized gains (losses) before income taxes	(60)	(24)
Less: Provision for income taxes	(22)	(9)

Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax	(38)	(15)

Balance at end of period, net of tax	$(47)	$(76)

Accumulated net gains (losses) on cash flow hedges:
Balance at beginning of period, net of tax	$2	$(48)

Net cash flow hedges gains (losses) arising during the period	16	(12)
Less: Reclassification adjustment for gains (losses) included in net income	15	(45)

Change in cash flow hedges before income taxes	1	33
Less: Provision for income taxes	1	12

Change in cash flow hedges, net of tax	—	21

Balance at end of period, net of tax	$2	$(27)

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(170)	$(215)

Net defined benefit pension and other postretirement adjustment arising during the period	3	—
Less: Adjustment for amounts recognized as components of net periodic benefit cost during the period	(9)	(16)

Change in defined benefit and other postretirement plans adjustment before income taxes	12	16
Less: Provision for income taxes	4	6

Change in defined benefit and other postretirement plans adjustment, net of tax	8	10

Balance at end of period, net of tax	$(162)	$(205)

Total accumulated other comprehensive loss at end of period, net of tax	$(207)	$(308)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 8 — Net Income per Common Share
     Basic and diluted net income per common share for the three and six month periods ended June 30, 2008 and 2007 were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2008	2007	2008	2007

Basic
Income from continuing operations applicable to common stock	$56	$196	$166	$385
Net income applicable to common stock	56	196	165	386

Average common shares outstanding	149	154	149	155

Basic income from continuing operations per common share	$0.37	$1.28	$1.11	$2.49
Basic net income per common share	0.37	1.28	1.10	2.49

Diluted
Income from continuing operations applicable to common stock	$56	$196	$166	$385
Net income applicable to common stock	56	196	165	386

Average common shares outstanding	149	154	149	155
Nonvested stock	2	2	2	2
Common stock equivalents:
Net effect of the assumed exercise of stock options	—	1	—	1

Diluted average common shares	151	157	151	158

Diluted income from continuing operations per common share	$0.37	$1.25	$1.10	$2.44
Diluted net income per common share	0.37	1.25	1.09	2.45

     The following average outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(options in millions)	2008	2007	2008	2007

Average outstanding options	19.6	5.7	20.1	5.7
Range of exercise prices	$36.24 - $69.00	$61.94 - $71.58	$34.09 - $71.58	$61.25 - $71.58

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 9 — Employee Benefit Plans
     Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Service cost	$7	$7	$14	$15
Interest cost	17	16	33	31
Expected return on plan assets	(25)	(23)	(50)	(47)
Amortization of unrecognized prior service cost	1	1	3	3
Amortization of unrecognized net loss	1	5	2	8

Net periodic benefit cost	$1	$6	$2	$10

Non-Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Service cost	$1	$1	$2	$2
Interest cost	2	3	4	4
Amortization of unrecognized prior service cost	—	(1)	—	(1)
Amortization of unrecognized net loss	1	2	2	3

Net periodic benefit cost	$4	$5	$8	$8

Postretirement Benefit Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Interest cost	$2	$1	$3	$3
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized transition obligation	1	1	2	2

Net periodic benefit cost	$2	$1	$3	$3

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

		June 30, 2008				December 31, 2007

	Notional/ Contract	Unrealized Gains	Unrealized	Fair Value	Notional/ Contract	Unrealized Gains	Unrealized	Fair Value
(in millions)	Amount (1)	(2)	Losses	(3)	Amount (1)	(2)	Losses	(3)

Risk management
Interest rate contracts:
Swaps — cash flow	$1,200	$8	$—	$8	$3,200	$3	$2	$1
Swaps — fair value	2,101	145	—	145	2,202	142	—	142

Total interest rate contracts	3,301	153	—	153	5,402	145	2	143
Foreign exchange contracts:
Spot and forwards	582	4	1	3	528	4	2	2
Swaps	17	—	—	—	21	1	—	1

Total foreign exchange contracts	599	4	1	3	549	5	2	3

Total risk management	3,900	157	1	156	5,951	150	4	146

Customer-initiated and other
Interest rate contracts:
Caps and floors written	983	—	7	(7)	851	—	5	(5)
Caps and floors purchased	983	7	—	7	851	5	—	5
Swaps	8,966	133	104	29	6,806	110	89	21

Total interest rate contracts	10,932	140	111	29	8,508	115	94	21
Energy derivative contracts:
Caps and floors written	482	—	136	(136)	410	—	43	(43)
Caps and floors purchased	482	136	—	136	410	43	—	43
Swaps	898	248	248	—	661	61	61	—

Total energy derivative contracts	1,862	384	384	—	1,481	104	104	—
Foreign exchange contracts:
Spot, forwards, futures and options	3,779	61	55	6	2,707	34	29	5
Swaps	7	—	—	—	8	—	—	—

Total foreign exchange contracts	3,786	61	55	6	2,715	34	29	5

Total customer- initiated and other	16,580	585	550	35	12,704	253	227	26

Total derivative instruments	$20,480	$742	$551	$191	$18,655	$403	$231	$172

(1)	Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk, and are not reflected in the consolidated balance sheets.

(2)	Unrealized gains represent receivables from derivative counterparties, and therefore expose the Corporation to credit risk. Credit risk, which excludes the effects of any collateral or netting arrangements, is measured as the cost to replace, at current market rates, contracts in a profitable position.

(3)	The fair values of derivative instruments represent the estimated amounts the Corporation would receive or pay to terminate or otherwise settle the contracts at the balance sheet date. The fair values of all derivative instruments are reflected in the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 — Derivative Instruments (continued)
Risk Management
     Fluctuations in net interest income due to interest rate risk result from the composition of assets and liabilities and the mismatches in the timing of the repricing of these assets and liabilities. In addition, external factors such as interest rates and the dynamics of yield curve and spread relationships can affect net interest income. The Corporation utilizes simulation analyses to project the sensitivity of net interest income to changes in interest rates. Cash instruments, such as investment securities, as well as derivative instruments, are employed to manage exposure to these and other risks, including liquidity risk.
     The following table presents net hedge ineffectiveness gains (losses) by risk management hedge type:

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollar amounts in millions)	2008	2007	2008	2007

Cash flow hedges	$—	$2	$—	$2
Fair value hedges	4	—	5	—
Foreign currency hedges	—	—	—	—

Total	$4	$2	$5	$2

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
     As part of a cash flow hedging strategy, the Corporation entered into predominantly three-year interest rate swap agreements (weighted-average original maturity of 3.0 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, which will reduce the impact of interest rate changes on future interest income over the life of the agreements (currently over the next four months). Approximately two percent ($1.2 billion) of outstanding loans were designated as hedged items to interest rate swap agreements at June 30, 2008. During the three and six month periods ended June 30, 2008, interest rate swap agreements designated as cash flow hedges increased interest and fees on loans by $10 million and $15 million, respectively, compared to decreases of $21 million and $45 million, respectively, for the comparable periods last year. If interest rates, interest yield curves and notional amounts remain at current levels, the Corporation expects to reclassify $2 million of net gains, net of tax, on derivative instruments from accumulated other comprehensive income to earnings during the next four months due to receipt of variable interest associated with existing and forecasted floating-rate loans.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 10 — Derivative Instruments (continued)
     The following table summarizes the expected maturity distribution of the notional amount of risk management interest rate swaps and provides the weighted-average interest rates associated with amounts to be received or paid on interest rate swap agreements as of June 30, 2008. Swaps have been grouped by asset and liability designation.

Remaining Expected Maturity of Risk Management Interest Rate Swaps:
							June 30,	Dec. 31,
						2013-	2008	2007
(dollar amounts in millions)	2008	2009	2010	2011	2012	2026	Total	Total

Variable rate asset designation:
Generic receive fixed swaps	$1,200	$—	$—	$—	$—	$—	$1,200	$3,200

Weighted average: (1)
Receive rate	7.21%	—%	—%	—%	—%	—%	7.21%	7.02%
Pay rate	5.02	—	—	—	—	—	5.02	7.37

Fixed rate asset designation:
Pay fixed swaps
Amortizing	$1	$—	$—	$—	$—	$—	$1	$2

Weighted average: (2)
Receive rate	3.13%	—%	—%	—%	—%	—%	3.13%	4.74%
Pay rate	3.52	—	—	—	—	—	3.52	3.52

Medium- and long-term debt designation:
Generic receive fixed swaps	$250	$100	$—	$—	$—	$1,750	$2,100	$2,200

Weighted average: (1)
Receive rate	6.12%	6.06%	—%	—%	—%	5.84%	5.88%	5.90%
Pay rate	2.63	2.70	—	—	—	3.04	2.98	5.14

Total notional amount	$1,451	$100	$—	$—	$—	$1,750	$3,301	$5,402

(1)	Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at June 30, 2008

(2)	Variable rates received are based on one-month Canadian Dollar Offered Rates in effect at June 30, 2008
     The Corporation had commitments to purchase investment securities for its trading account and available-for-sale portfolios totaling $117 million at June 30, 2008 and $604 million at December 31, 2007. Commitments to sell investment securities related to the trading account portfolio totaled $16 million at June 30, 2008 and $4 million at December 31, 2007. Outstanding commitments expose the Corporation to both credit and market risk.

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
     For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized less than $0.5 million of net gains in both the three month periods ended June 30, 2008 and 2007, and $1 million and less than $0.5 million net of net gains in the six month periods ended June 30, 2008 and 2007, respectively, which were included in “other noninterest income” in the consolidated statements of income. The fair value of derivative instruments held or issued in connection with customer-initiated activities, including those customer-initiated derivative contracts where the Corporation does not enter into an offsetting derivative contract position, is included in the table on page 17.
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

	Six Months Ended	Year Ended	Six Months Ended
(in millions)	June 30, 2008	December 31, 2007	June 30, 2007

Average unrealized gains	$433	$137	$106
Average unrealized losses	390	120	91
Noninterest income	32	50	22

     Additional information regarding the nature, terms and associated risks of derivative instruments can be found in the Corporation’s 2007 Annual Report on page 56 and in Notes 1 and 20 to the consolidated financial statements.
Note 11 — Standby and Commercial Letters of Credit and Financial Guarantees
     The total contractual amounts of standby letters of credit and financial guarantees and commercial letters of credit at June 30, 2008 and December 31, 2007, which represents the Corporation’s credit risk associated with these instruments, are shown in the table below.

(in millions)	June 30, 2008	December 31, 2007

Standby letters of credit and financial guarantees	$7,089	$6,900
Commercial letters of credit	224	234

     Standby and commercial letters of credit and financial guarantees represent conditional obligations of the Corporation, which guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2018. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation may enter into participation arrangements with third parties, which effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $638 million of the $7,089 million of standby letters of credit and financial guarantees outstanding at June 30, 2008. The carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which is included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $88 million and $100 million at June 30, 2008 and December 31, 2007, respectively.

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
Note 13 — Fair Value
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
Investment Securities Available-for-Sale
     Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include securities in less liquid markets.
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
Note 13 — Fair Value (continued)
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
Loans
     The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.
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
     The Corporation also holds a portfolio of warrants for generally non-marketable equity securities. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. Warrants which contain a net exercise provision are required to be accounted for as derivatives and recorded at fair value in accordance with the provisions of Implementation Issue 17a of SFAS 133. Fair value is determined using a Black-Scholes valuation model, which has five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company. The risk-free rate used in the June 30, 2008 valuation was estimated using the U.S. treasury rate, as of the valuation date, corresponding with the expected life of the warrant. The Corporation assumed an expected life of one half of the remaining contractual term of each warrant. Volatility was estimated using an index of comparable publicly traded companies, based on the Standard Industrial Classification codes. Where sufficient financial data existed, a market approach method was utilized to estimate the current value of the underlying company. When quoted market values were not available, an index method was utilized. Under the index method, the subject companies’ values were “rolled-forward” from the inception date through the valuation date based on the change in value of an underlying index of guideline public companies. The estimated fair value of the underlying securities for warrants requiring valuation at fair value were adjusted for discounts related to lack of liquidity. The Corporation classifies warrants accounted for as derivatives in Level 3 of the fair value hierarchy.
Foreclosed Assets
     Upon transfer from the loan portfolio, foreclosed assets are adjusted to and subsequently carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the foreclosed asset as nonrecurring Level 3.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Fair Value (continued)
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
Loan Servicing Rights
     Loan servicing rights are subject to impairment testing. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used for impairment testing. If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Corporation classifies loan servicing rights subjected to nonrecurring fair value adjustments as Level 3.
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

(in millions)
June 30, 2008	Total	Level 1	Level 2	Level 3

Trading securities	$119	$109	$10	$—
Investment securities available-for-sale	8,243	210	8,030	3
Derivative assets	752	—	742	10

Total assets at fair value	$9,114	$319	$8,782	$13

Derivative liabilities	$551	$—	$551	$—
Other liabilities (1)	105	105	—	—

Total liabilities at fair value	$656	$105	$551	$—

(1)	Includes liabilities associated with deferred compensation plans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 13 — Fair Value (continued)
     The changes in Level 3 assets measured at fair value on a recurring basis for the three and six month periods ended June 30, 2008, respectively, are summarized in the following tables. There were no changes in Level 3 liabilities during the periods. Derivative asset gains and losses (realized/unrealized) included in earnings are classified in “other noninterest income” on the consolidated statements of income. The remaining decrease in the fair value of derivative assets resulted primarily from settlements of warrants.

	Investment	Derivative
Three Months Ended June 30, 2008	Securities	Assets
(in millions)	Available-for-Sale	(Warrants)

Balance of recurring Level 3 assets at April 1, 2008	$3	$16
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	—	(3)
Included in other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	(3)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets at June 30, 2008	$3	$10

	Investment	Derivative
Six Months Ended June 30, 2008	Securities	Assets
(in millions)	Available-for-Sale	(Warrants)

Balance of recurring Level 3 assets at January 1, 2008	$3	$23
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	1
Included in earnings-unrealized	—	(8)
Included in other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	(6)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets at June 30, 2008	$3	$10

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

(in millions)
June 30, 2008	Total	Level 1	Level 2	Level 3

Loans	$731	$—	$72	$659
Other assets (1)	111	—	14	97

Total assets at fair value	$842	$—	$86	$756

Total liabilities at fair value	$—	$—	$—	$—

(1)	Includes private equity investments, loans held-for-sale, loan servicing rights and foreclosed assets.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 14 — Business Segment Information
     The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities. This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes discontinued operations, the income and expense impact of equity and cash, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at June 30, 2008. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
     For a description of the business activities of each business segment and further information on the methodologies, which form the basis for these results, refer to Note 24 to the consolidated financial statements in the Corporation’s 2007 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 14 — Business Segment Information (continued)
     Business segment financial results for the six months ended June 30, 2008 and 2007 are shown in the table below.

			Wealth &
(dollar amounts in millions)	Business	Retail	Institutional
Six Months Ended June 30, 2008	Bank	Bank	Management	Finance	Other	Total

Earnings summary:
Net interest income (expense) (FTE)	$625	$294	$73	$(54)	$(18)	$920
Provision for loan losses	269	46	6	—	8	329
Noninterest income	165	129	149	36	—	479
Noninterest expenses	362	304	162	5	(7)	826
Provision (benefit) for income taxes (FTE)	41	26	20	(15)	6	78
Loss from discontinued operations, net of tax	—	—	—	—	(1)	(1)

Net income (loss)	$118	$47	$34	$(8)	$(26)	$165

Net credit-related charge-offs	$196	$24	$3	$—	$—	$223

Selected average balances:
Assets	$42,232	$7,122	$4,557	$9,489	$1,545	$64,945
Loans	41,365	6,312	4,409	5	19	52,110
Deposits	15,631	17,103	2,565	8,275	339	43,913
Liabilities	16,420	17,106	2,573	22,986	667	59,752
Attributed equity	3,223	691	332	926	21	5,193

Statistical data:
Return on average assets (1)	0.56%	0.52%	1.48%	N/M	N/M	0.51%
Return on average attributed equity	7.34	13.51	20.33	N/M	N/M	6.34
Net interest margin (2)	3.03	3.45	3.30	N/M	N/M	3.07
Efficiency ratio	46.56	75.78	73.08	N/M	N/M	60.60

			Wealth &
	Business	Retail	Institutional
Six Months Ended June 30, 2007	Bank	Bank	Management	Finance	Other	Total

Earnings summary:
Net interest income (expense) (FTE)	$681	$341	$73	$(73)	$(9)	$1,013
Provision for loan losses	46	9	1	—	3	59
Noninterest income	129	109	141	32	17	428
Noninterest expenses	346	312	155	5	—	818
Provision (benefit) for income taxes (FTE)	132	45	21	(23)	4	179
Income from discontinued operations, net of tax	—	—	—	—	1	1

Net income (loss)	$286	$84	$37	$(23)	$2	$386

Net credit-related charge-offs	$38	$11	$—	$—	$—	$49

Selected average balances:
Assets	$40,455	$6,834	$3,954	$5,157	$1,206	$57,606
Loans	39,421	6,098	3,804	10	14	49,347
Deposits	16,571	17,113	2,306	6,163	(24)	42,129
Liabilities	17,412	17,126	2,310	15,320	348	52,516
Attributed equity	2,882	840	319	585	464	5,090

Statistical data:
Return on average assets (1)	1.41%	0.94%	1.89%	N/M	N/M	1.34%
Return on average attributed equity	19.83	20.04	23.43	N/M	N/M	15.16
Net interest margin (2)	3.48	4.02	3.83	N/M	N/M	3.79
Efficiency ratio	42.76	69.39	72.57	N/M	N/M	56.79

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE	— Fully Taxable Equivalent

N/M	— Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 14 — Business Segment Information (continued)
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 14 — Business Segment Information (continued)
     Market segment financial results for the six months ended June 30, 2008 and 2007 are shown in the table below.

							Finance
(dollar amounts in millions)					Other		& Other
Six Months Ended June 30, 2008	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total

Earnings summary:
Net interest income (expense) (FTE)	$377	$343	$147	$23	$72	$30	$(72)	$920
Provision for loan losses	44	227	14	19	20	(3)	8	329
Noninterest income	272	67	47	9	32	16	36	479
Noninterest expenses	390	223	121	21	52	21	(2)	826
Provision (benefit) for income taxes (FTE)	76	(10)	23	(3)	(9)	10	(9)	78
Loss from discontinued operations, net of tax	—	—	—	—	—	—	(1)	(1)

Net income (loss)	$139	$(30)	$36	$(5)	$41	$18	$(34)	$165

Net credit-related charge-offs	$70	$125	$8	$18	$1	$1	$—	$223

Selected average balances:
Assets	$19,773	$17,252	$7,997	$1,873	$4,611	$2,405	$11,034	$64,945
Loans	19,143	16,900	7,719	1,864	4,176	2,284	24	52,110
Deposits	16,092	12,596	4,033	334	1,455	789	8,614	43,913
Liabilities	16,782	12,588	4,048	329	1,555	797	23,653	59,752
Attributed equity	1,656	1,303	617	122	386	162	947	5,193

Statistical data:
Return on average assets (1)	1.40%	(0.35)%	0.91%	(0.57)%	1.79%	1.48%	N/M	0.51%
Return on average attributed equity	16.76	(4.62)	11.77	(8.78)	21.34	21.92	N/M	6.34
Net interest margin (2)	3.94	4.06	3.81	2.52	3.41	2.55	N/M	3.07
Efficiency ratio	63.19	54.55	63.42	66.54	49.52	44.84	N/M	60.60

							Finance
					Other		& Other
Six Months Ended June 30, 2007	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total

Earnings summary:
Net interest income (expense) (FTE)	$454	$377	$140	$22	$67	$35	$(82)	$1,013
Provision for loan losses	51	(7)	3	3	12	(6)	3	59
Noninterest income	232	60	39	7	24	17	49	428
Noninterest expenses	398	224	109	18	43	21	5	818
Provision (benefit) for income taxes (FTE)	82	82	23	3	(5)	13	(19)	179
Income from discontinued operations, net of tax	—	—	—	—	—	—	1	1

Net income (loss)	$155	$138	$44	$5	$41	$24	$(21)	$386

Net credit-related charge-offs (recoveries)	$51	$(1)	$4	$1	$—	$(6)	$—	$49

Selected average balances:
Assets	$19,196	$17,021	$6,782	$1,656	$4,359	$2,229	$6,363	$57,606
Loans	18,634	16,480	6,507	1,638	3,961	2,103	24	49,347
Deposits	15,760	13,645	3,840	287	1,285	1,173	6,139	42,129
Liabilities	16,414	13,682	3,855	291	1,404	1,202	15,668	52,516
Attributed equity	1,713	1,192	575	88	313	160	1,049	5,090

Statistical data:
Return on average assets (1)	1.61%	1.62%	1.29%	0.63%	1.90%	2.16%	N/M	1.34%
Return on average attributed equity	18.07	23.18	15.21	11.80	26.45	30.16	N/M	15.16
Net interest margin (2)	4.89	4.61	4.32	2.72	3.38	3.29	N/M	3.79
Efficiency ratio	57.93	51.23	61.39	62.23	47.58	40.98	N/M	56.79

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE	— Fully Taxable Equivalent

N/M	— Not Meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
Note 15 — Discontinued Operations
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
     The impact of discontinued operations was not material to net income for the three and six months ended June 31, 2008 and 2007.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net income for the three months ended June 30, 2008 was $56 million, a decrease of $140 million, or 72 percent, from $196 million reported for the three months ended June 30, 2007. Quarterly diluted net income per share decreased 70 percent to $0.37 in the second quarter 2008, compared to $1.25 in the same period a year ago. The decrease in net income in the three months ended June 30, 2008 from the comparable period last year resulted primarily from a $143 million increase in the provision for credit losses ($134 million increase in the provision for loan losses, $9 million increase in the provision for credit losses on lending-related commitments), from $34 million for the three months ended June 30, 2007. In addition, the Corporation recorded combined pre-tax charges of $50 million ($32 million after-tax, or $0.21 per share) in the second quarter 2008 related to an updated assessment of the timing of tax deductions on certain structured leasing transactions. The charges were recorded in net interest income ($19 million after-tax, or $0.13 per share) and the provision for income taxes ($13 million after-tax, or $0.08 per share). Return on average common shareholders’ equity was 4.25 percent and return on average assets was 0.33 percent for the second quarter 2008, compared to 15.44 percent and 1.35 percent, respectively, for the comparable quarter last year.
     Net income for the first six months of 2008 was $165 million, a decrease of $221 million, or 57 percent, from $386 million reported for the six months ended June 30, 2007. Diluted net income per share for the first six months of 2008 decreased 56 percent to $1.09 per diluted share, compared to $2.45 per diluted share, for the comparable period last year. The decrease in net income in the six months ended June 30, 2008 from the comparable period last year resulted primarily from a $285 million increase in the provision for credit losses ($270 million increase in the provision for loan losses, $15 million increase in the provision for credit losses on lending-related commitments), from $55 million for the six months ended June 30, 2007, and the $50 million ($32 million after-tax) of tax-related charges in the second quarter 2008 discussed above. Return on average common shareholders’ equity was 6.34 percent and return on average assets was 0.51 percent for the first six months of 2008, compared to 15.16 percent and 1.34 percent, respectively, for the first six months of 2007.
Full-year 2008 Outlook.
     For full-year 2008, management expects the following compared to full-year 2007 from continuing operations:
•	Low single-digit full-year average loan growth, with average loans declining over the remainder of 2008.
•	Securities averaging about $8 billion for the remainder of the year.
•	Average full-year net interest margin about 3.10 percent (3.15 percent excluding the lease income charge), based on no federal funds rate changes in the third and fourth quarters of 2008, with a net interest margin of about 3.10 percent for the remainder of 2008.
•	Full-year net credit-related charge-offs of $425 million to $450 million. The provision for credit losses is expected to exceed net charge-offs.
•	Low single-digit growth in noninterest income.
•	Low single-digit decline in noninterest expenses.
•	Effective tax rate of about 30 percent for the full year, with a rate of 28 percent for the remainder of 2008.
•	Maintain a Tier 1 capital ratio within a target range of 7.25 to 8.25 percent.
Net Interest Income
     The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended June 30, 2008 compared to the same period in the prior year. On a FTE basis, net interest income decreased $67 million to $443 million for the three months ended June 30, 2008, from $510 million for the comparable period in 2007. The decrease in net interest income in the second quarter 2008, compared to the same period in 2007, resulted primarily from a $30 million tax-related non-cash charge to lease income, a competitive loan and deposit pricing environment, a decrease in noninterest-bearing deposits in the Financial Services Division and a continued shift in funding sources toward higher-cost funds, partially offset by growth in investment securities and loans. The lease income charge reflected the reversal of previously recognized income, resulting from a projected change in the timing of income tax cash flows on certain structured leasing transactions, in accordance with FSP 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” The charge will fully reverse over the remaining lease terms (up to 20 years). Further information about the charge can be found in

“Provision for Income and Tax-related Interest” in this financial review and Note 6 to the consolidated financial statements. Average earning assets increased $6.8 billion, or 12 percent, to $61.1 billion in the second quarter 2008, compared to $54.3 billion in the second quarter 2007, due to a $4.2 billion increase in average investment securities available-for-sale to $8.3 billion and a $2.6 billion, or five percent, increase in average loans to $52.4 billion in the second quarter 2008. The net interest margin (FTE) for the three months ended June 30, 2008 was 2.91 percent, compared to 3.76 percent for the comparable period in 2007. The decrease in the net interest margin (FTE) resulted primarily from the tax-related non-cash charge to lease income discussed above (-19 basis points), the reduced contribution of noninterest-bearing funds in a lower rate environment, the change in earning assets noted above and changes in the mix of interest-bearing sources of funds.
     Table II provides an analysis of net interest income for the first six months of 2008 compared to the same period in the prior year. On a FTE basis, net interest income for the six months ended June 30, 2008 was $920 million, compared to $1.0 billion for the same period in 2007, a decrease of $93 million. The decline in net interest income was primarily due to the same reasons cited in the quarterly discussion above. Average earning assets increased $6.6 billion, or 12 percent, to $60.3 billion, in the six months ended June 30, 2008, compared to $53.7 billion in the same period in the prior year, due to a $3.8 billion increase in average investment securities available-for-sale to $7.8 billion and a $2.8 billion, or six percent, increase in average loans to $52.1 billion in the six months ended June 30, 2008. The net interest margin (FTE) for the six months ended June 30, 2008 decreased to 3.07 percent from 3.79 percent for the same period in 2007 primarily for the reasons cited in the quarterly discussion above. The impact of the tax-related non-cash charge to lease income, discussed above, was -10 basis points on the net interest margin (FTE) for the six months ended June 30, 2008.
     Financial Services Division customers deposit large balances (primarily noninterest-bearing) and the Corporation pays certain expenses on behalf of such customers (“customer services” expense included in “noninterest expenses” on the consolidated statements of income) and/or makes low-rate loans (included in “net interest income” on the consolidated statements of income) to such customers. Footnote (1) to Tables I and II displays average Financial Services Division loans and deposits, with related interest income/expense and average rates. As shown in footnote (2) to Tables I and II, the impact of Financial Services Division loans (primarily low-rate) on net interest margin (assuming the loans were funded by Financial Services Division noninterest-bearing deposits) was a decrease of one basis point and two basis points in the three and six month periods ended June 30, 2008, respectively, compared to a decrease of 10 basis points and 11 basis points for the comparable periods in the prior year.
     For further discussion of the effects of market rates on net interest income, refer to “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”
     Management currently expects average full-year 2008 net interest margin of about 3.10 percent.

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE)

	Three Months Ended
	June 30, 2008			June 30, 2007
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (1) (2)	$29,280	$357	4.90%	$28,324	$517	7.31%
Real estate construction loans	4,843	59	4.89	4,501	95	8.45
Commercial mortgage loans	10,374	141	5.47	9,634	178	7.39
Residential mortgage loans	1,906	29	6.03	1,791	28	6.15
Consumer loans	2,549	32	5.06	2,331	41	7.15
Lease financing (3)	1,352	(19)	N/M	1,287	11	3.33
International loans	2,063	25	4.86	1,925	34	7.17
Business loan swap income (expense)	—	10	—	—	(21)	—

Total loans (2)	52,367	634	4.87	49,793	883	7.11

Investment securities available-for-sale	8,296	101	4.89	4,085	46	4.46
Federal funds sold and securities purchased under agreements to resell	150	1	2.17	195	2	5.37
Other short-term investments	275	2	3.73	231	3	5.21

Total earning assets	61,088	738	4.86	54,304	934	6.89

Cash and due from banks	1,217			1,341
Allowance for loan losses	(664)			(516)
Accrued income and other assets	4,322			2,989

Total assets	$65,963			$58,118

Money market and NOW deposits (1)	$14,784	46	1.26	$14,825	114	3.08
Savings deposits	1,405	2	0.45	1,419	3	0.91
Customer certificates of deposit	8,037	64	3.20	7,463	83	4.46
Institutional certificates of deposit	7,707	61	3.21	5,484	74	5.43
Foreign office time deposits	1,183	8	2.77	858	10	4.81

Total interest-bearing deposits	33,116	181	2.20	30,049	284	3.80

Short-term borrowings	3,326	19	2.33	1,816	24	5.30
Medium- and long-term debt	12,041	95	3.15	8,292	116	5.63

Total interest-bearing sources	48,483	295	2.45	40,157	424	4.24

Noninterest-bearing deposits (1)	10,648			11,633
Accrued expenses and other liabilities	1,639			1,240
Shareholders’ equity	5,193			5,088

Total liabilities and shareholders’ equity	$65,963			$58,118

Net interest income/rate spread (FTE)		$443	2.41		$510	2.65

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			0.50			1.11

Net interest margin (as a percentage of average earning assets) (FTE) (2) (3)			2.91%			3.76%

N/M — Not meaningful

(1) FSD balances included above:
Loans (primarily low-rate)	$469	$2	1.42%	$1,580	$2	0.52%
Interest-bearing deposits	994	4	1.81	1,228	12	3.88
Noninterest-bearing deposits	1,823			3,277

(2) Impact of FSD loans (primarily low-rate) on the following:
Commercial loans			(0.06)%			(0.40)%
Total loans			(0.03)			(0.21)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			(0.01)			(0.10)

(3) Second quarter 2008 net interest income declined $30 million and the net interest margin declined by 19 basis points due to a non-cash lease income charge. Excluding this charge, the net interest margin would have been 3.10%.

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	June 30, 2008/June 30, 2007
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume*	(Decrease)

Loans	$(280)	$31	$(249)
Investment securities available-for-sale	4	51	55
Federal funds sold and securites purchased under agreements to repurchase	(1)	—	(1)
Other short-term investments	(2)	1	(1)

Total earning assets	(279)	83	(196)

Interest-bearing deposits	(127)	24	(103)
Short-term borrowings	(15)	10	(5)
Medium- and long-term debt	(51)	30	(21)

Total interest-bearing sources	(193)	64	(129)

Net interest income/rate spread (FTE)	$(86)	$19	$(67)

*	Rate/Volume variances are allocated to variances due to volume.

Table II — Year-to-date Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE)

	Six Months Ended
	June 30, 2008			June 30, 2007
	Average			Average
(dollar amounts in millions)	Balance	Interest	Average Rate	Balance	Interest	Average Rate

Commercial loans (1) (2)	$29,230	$786	5.41%	$28,042	$1,016	7.31%
Real estate construction loans	4,827	130	5.40	4,376	186	8.55
Commercial mortgage loans	10,258	300	5.88	9,654	353	7.37
Residential mortgage loans	1,911	58	6.02	1,748	54	6.13
Consumer loans	2,499	69	5.53	2,368	84	7.15
Lease financing (3)	1,349	(8)	N/M	1,280	21	3.26
International loans	2,036	55	5.42	1,879	66	7.12
Business loan swap income (expense)	—	15	—	—	(45)	—

Total loans (2)	52,110	1,405	5.42	49,347	1,735	7.08

Investment securities available-for-sale	7,759	189	4.91	3,916	88	4.40
Federal funds sold and securities purchased under agreements to resell	115	1	2.56	235	6	5.38
Other short-term investments	319	7	4.08	231	7	6.00

Total earning assets	60,303	1,602	5.34	53,729	1,836	6.87

Cash and due from banks	1,229			1,410
Allowance for loan losses	(630)			(509)
Accrued income and other assets	4,043			2,976

Total assets	$64,945			$57,606

Money market and NOW deposits (1)	$15,063	125	1.67	$14,788	225	3.06
Savings deposits	1,382	4	0.54	1,400	6	0.88
Customer certificates of deposit	8,161	148	3.64	7,404	163	4.45
Institutional certificates of deposit	7,482	139	3.73	5,652	152	5.43
Foreign office time deposits	1,190	19	3.29	988	24	4.90

Total interest-bearing deposits	33,278	435	2.63	30,232	570	3.80

Short-term borrowings	3,411	48	2.82	1,736	46	5.31
Medium- and long-term debt	10,949	199	3.66	7,364	207	5.68

Total interest-bearing sources	47,638	682	2.88	39,332	823	4.22

Noninterest-bearing deposits (1)	10,635			11,897
Accrued expenses and other liabilities	1,479			1,287
Shareholders’ equity	5,193			5,090

Total liabilities and shareholders’ equity	$64,945			$57,606

Net interest income/rate spread (FTE)		$920	2.46		$1,013	2.65

FTE adjustment		$2			$2

Impact of net noninterest-bearing sources of funds			0.61			1.14

Net interest margin (as a percentage of average earning assets) (FTE) (2) (3)			3.07%			3.79%

N/M — Not meaningful

(1)	FSD balances included above:

Loans (primarily low-rate)	$635	$4	1.23%	$1,575	$5	0.60%
Interest-bearing deposits	1,044	12	2.31	1,238	24	3.90
Noninterest-bearing deposits	1,858			3,363

(2)	Impact of FSD loans (primarily low-rate) on the following:

Commerical loans	(0.10)%	(0.40)%
Total loans	(0.05)	(0.22)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)	(0.02)	(0.11)

(3)
2008 net interest income declined $30 million and the net interest margin declined by 10 basis points due to a non-cash lease income charge. Excluding this charge, the net interest margin would have been 3.17%.

Table II — Year-to-date Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE) (continued)

	Six Months Ended
	June 30, 2008/June 30, 2007
	Increase	Increase
	(Decrease)	(Decrease)	Net Increase
(in millions)	Due to Rate	Due to Volume*	(Decrease)

Loans	$(404)	$74	$(330)
Investment securities available-for-sale	7	94	101
Federal funds sold and securites purchased under agreements to repurchase	(3)	(2)	(5)
Other short-term investments	(2)	2	—

Total earning assets	(402)	168	(234)

Interest-bearing deposits	(188)	53	(135)
Short term borrowings	(22)	24	2
Medium- and long-term debt	(73)	65	(8)

Total interest-bearing sources	(283)	142	(141)

Net interest income/rate spread (FTE)	$(119)	$26	$(93)

*	Rate/Volume variances are allocated to variances due to volume.
Provision for Credit Losses
     The provision for loan losses was $170 million for the second quarter 2008, compared to $36 million for the same period in 2007. The provision for loan losses for the first six months of 2008 was $329 million, compared to $59 million for the same period in 2007. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed under the “Credit Risk” subheading in the section entitled “Risk Management” of this financial review. The $134 million increase in the provision for loan losses in the three-months ended June 30, 2008, when compared to the same period in 2007, resulted primarily from challenges in the California residential real estate development industry. National growth has been hampered by surging oil prices, turmoil in the financial markets and declining home values. California lagged national growth primarily due to continued problems in the state’s real estate sector and job growth that was trailing national performance. Evidence of real estate weakness in California included the continued downtrend of median sales prices of existing single-family homes and residential building permits (trailing 5 months), which declined 44 percent from one year ago. Michigan remained in a recession in 2007 and continued to contract in 2008. The average Michigan Business Activity index for the first four months of 2008 averaged 2.5 percent below the average for all of 2007. The Michigan Business Activity index represents 10 different measures of Michigan economic activity compiled by the Corporation. Restructuring in the auto sector, which has intensified due to the sudden shift by consumers toward fuel efficient vehicles, was again a major factor holding back the Michigan economy. A wide variety of economic reports consistently showed that Texas continued to outperform the nation, though growth clearly had slowed from the rapid pace seen in 2007. Growth in Texas continued to benefit from a booming energy sector, a much more modest retrenchment in homebuilding than in most other states and a strong inflow of people who were attracted to the state’s diversified and resilient economy. Forward-looking indicators suggest that economic conditions in the Corporation’s primary markets are likely to resemble recent trends for the remainder of 2008.
     The provision for credit losses on lending-related commitments was $7 million and $11 million for the three and six month periods ended June 30, 2008, respectively, compared to negative provisions of $2 million and $4 million for the comparable periods in 2007. The Corporation establishes this provision to maintain an adequate allowance to cover probable credit losses inherent in lending-related commitments. The increases in the three and six month periods ended June 30, 2008, when compared to the same periods in 2007, were primarily the result of an increase in specific reserves related to unused commitments extended to customers in the Michigan commercial real estate and California residential real estate development industries and standby letters of credit extended to customers in the Michigan commercial real estate industry.
     Management currently expects full-year 2008 net credit-related charge-offs of $425 million to $450 million. The provision for credit losses is expected to exceed net charge-offs.

Noninterest Income
     Noninterest income was $242 million for the three months ended June 30, 2008, an increase of $17 million, or seven percent, compared to $225 million for the same period in 2007. The increase in noninterest income in the second quarter 2008, compared to the second quarter 2007, was primarily due to a $14 million gain on the sale of MasterCard shares and increases in commercial lending fees ($4 million), service charges on deposit accounts ($4 million) and letter of credit fees ($3 million), partially offset by a $9 million decrease in net income from principal investing and warrants.
     Noninterest income was $479 million for the first six months of 2008, an increase of $51 million, or 12 percent, compared to the same period in 2007, due primarily to a $21 million gain on the sale of Visa shares and a $14 million gain on the sale of MasterCard shares in the first six months of 2008, included in net securities gains, and increases in service charges on deposit accounts ($8 million), commercial lending fees ($5 million), fiduciary income ($5 million) and card fees ($4 million), partially offset by a $9 million decrease in net income from principal investing and warrants.
     Management currently expects low single-digit growth in noninterest income in full-year 2008.
Noninterest Expenses
     Noninterest expenses were $423 million for the three months ended June 30, 2008, an increase of $12 million, or three percent, from $411 million for the comparable period in 2007. The increase in noninterest expenses in the second quarter 2008, compared to the second quarter 2007, reflected increases in litigation and operational losses ($12 million), the provision for credit losses on lending-related commitments ($9 million), software expense ($5 million), outside processing fees ($4 million) and net occupancy expense ($3 million), partially offset by decreases in salaries ($13 million) and customer services expense ($8 million). The increase in litigation and operational losses primarily reflected litigation-related insurance settlement proceeds of $8 million recorded in the second quarter of 2007. The provision for credit losses on lending-related commitments increased for the reasons cited in the “Provision for Credit Losses” section above. As detailed in the table below, total salaries and employee benefits expense decreased $15 million, or six percent, for the three months ended June 30, 2008, compared to the same period in 2007. The decrease in salaries was primarily due to a $12 million decrease resulting from the refinement in the application of Financial Accounting Standards No. 91, “Accounting for Loan Origination Fees and Costs,” (SFAS 91) as described in Note 1 to the consolidated financial statements. Customer services expense represents certain expenses paid on behalf of particular customers, and is one method used to attract and retain title and escrow depositions in the Corporation’s Financial Services Division. The amount of customer services expense varies from period to period as a result of changes in this Division’s level of noninterest-bearing deposits and low-rate loans, the earnings credit allowances provided on these deposits and a competitive environment.
     The following table summarizes the various components of salaries and employee benefits expense.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007

Salaries
Salaries — regular	$151	$156	$302	$310
Severance	1	1	3	1
Incentives	35	40	67	67
Deferred compensation plan costs	4	6	(1)	8
Share-based compensation	11	12	31	35

Total salaries	202	215	402	421
Employee benefits
Pension expense	5	11	10	18
Other employee benefits	43	39	85	78

Total employee benefits	48	50	95	96

Total salaries and employee benefits	$250	$265	$497	$517

     Noninterest expenses were $826 million for the first six months of 2008, an increase of $8 million, or one percent, from $818 million for the comparable period in 2007. Noninterest expenses in the first six months of 2008, compared to the first six months of 2007, reflected increases in the provision for credit losses on lending-related commitments ($15 million), software expense ($9 million), outside processing fees ($7 million) and net occupancy expense ($6 million), partially offset by decreases in salaries ($19 million) and customer services expense ($16 million). The increases and decreases for the first six months of 2008, compared to the first six months of 2007, were primarily due to the same reasons cited in the quarterly discussion above. The refinement in the application of SFAS 91, as described in Note 1 to the consolidated financial statements, resulted in a $23 million reduction in salaries expense for the six months ended June 30, 2008. Litigation and operational losses in the first six months of 2008 and 2007 included the first quarter 2008 reversal of a $13 million Visa loss sharing expense and the second quarter 2007 recognition of $8 million of insurance settlement proceeds, respectively.
     Management currently expects a low single-digit decline in noninterest expenses for the full-year 2008.
Provision for Income Taxes and Tax-related Interest
     The provision for income taxes for the second quarter 2008 was $35 million, compared to $91 million for the same period a year ago. The effective tax rate was 39 percent for the second quarter 2008 and 32 percent for the second quarter 2007. For the six months ended June 30, 2008 and 2007, the provision for income taxes was $76 million and $177 million, respectively. The effective tax rate was 32 percent and 31 percent for the six months ended June 30, 2008 and 2007, respectively. The provisions for the three and six months ended June 30, 2008 were impacted by an after-tax charge of $13 million to increase reserves for interest on tax liabilities related to certain structured leasing transactions. Further information on the charge can be found in Note 6 to the consolidated financial statements
     Management currently expects an effective tax rate for the full-year 2008 of about 30 percent, with a rate of 28 percent for the remainder of 2008.
Business Segments
     The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance Division. Note 14 to the consolidated financial statements presents financial results of these business segments for the six months ended June 30, 2008 and 2007. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 14 to these consolidated financial statements and Note 24 to the consolidated financial statements in the Corporation’s 2007 Annual Report.
     The following table presents net income (loss) by business segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2008		2007

Business Bank	$118	60%	$286	70%
Retail Bank	47	23	84	21
Wealth & Institutional Management	34	17	37	9

	199	100%	407	100%
Finance	(8)		(23)
Other*	(26)		2

Total	$165		$386

*	Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division
     The Business Bank’s net income of $118 million decreased $168 million, or 59 percent, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Net interest income (FTE) was $625 million, a decrease of $56 million from the comparable prior year period. The decrease in net interest income (FTE) was primarily due to a decline in deposit spreads caused by a competitive rate environment and a $30 million tax-related non-cash charge to income related to certain structured leasing transactions, partially offset by the reduced negative impact of the Financial Services Division (see footnote (2) to Table II on page 34) and a $2.9 billion increase in average loans, excluding the Financial Services Division. The provision for loan losses of $269 million increased $223 million, from a provision of $46 million in the comparable period in the prior year, primarily due to increases in reserves for the residential real estate development industry, primarily in California, and the Middle Market loan portfolios in the Western, Florida and Texas markets in 2008. Noninterest income of $165 million increased $36 million from the comparable prior year period, primarily due to a $14 million gain on the sale of MasterCard shares in the second quarter 2008 and increases in investment banking fees ($5 million), foreign exchange income ($4 million), commercial lending fees ($4 million), service charges on deposits ($4 million) and income from customer derivatives ($4 million). Noninterest expenses of $362 million increased $16 million from the same period in the prior year, primarily due to a $15 million increase in the provision for credit losses on lending-related commitments, a $14 million increase in allocated net overhead expenses and smaller increases in several other expense categories, partially offset by a $16 million decrease in customer services expense and an $8 million decrease in salaries resulting from the refinement in the application of SFAS 91, as described in Note 1 to the consolidated financial statements.
     The Retail Bank’s net income decreased $37 million, or 45 percent, to $47 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Net interest income (FTE) of $294 million decreased $47 million from the comparable prior year period, primarily due to a decline in deposit spreads caused by a competitive deposit pricing environment, partially offset by a $214 million increase in average loans. The provision for loan losses increased $37 million from the comparable period in the prior year primarily due to increases in Small Business and home equity lending credit reserves. Noninterest income of $129 million increased $20 million from the comparable prior year period, primarily due to a $21 million gain on the sale of Visa shares in the first quarter 2008. Noninterest expenses of $304 million decreased $8 million from the same period in the prior year, primarily due to the first quarter 2008 reversal of a $13 million Visa loss sharing expense and an $11 million decrease in salaries resulting from the refinement in the application of SFAS 91, as described in Note 1 to the consolidated financial statements, partially offset by increases in net occupancy expenses ($5 million) primarily from new banking centers, allocated net corporate overhead expenses ($3 million) and advertising expenses ($2 million).
     Wealth & Institutional Management’s net income decreased $3 million, or 10 percent, to $34 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Net interest income (FTE) of $73 million was relatively unchanged from the comparable period in the prior year as decreases in loan and deposit spreads were offset by increases in average loan and deposit balances. The provision for loan losses increased $5 million. Noninterest income of $149 million increased $8 million from the comparable period in the prior year, primarily due to an increase of $4 million in fiduciary income and nominal increases in several other income categories. Noninterest expenses of $162 million increased $7 million from the same period in the prior year due primarily to increases in allocated net corporate overhead expenses ($3 million).
     The net loss for the Finance Division was $8 million for the six months ended June 30, 2008, compared to a net loss of $23 million for the six months ended June 30, 2007. Contributing to the decrease in net loss was a $19 million increase in net interest income (FTE), primarily due to an increase in investment securities available-for-sale, partially offset by the declining rate environment in which income received from the lending-related business has decreased faster than the longer-term value attributed to deposits generated by the business units.
     The net loss in the Other category was $26 million for the six months ended June 30, 2008, compared to net income of $2 million for the six months ended June 30, 2007, partially due to a $7 million decline in net income from principle investing and warrants. The remaining decline in net income is due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expenses are allocated to the business segments.
Market Segments
     The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. Note 14 to the consolidated financial statements contains a description and presents financial results of these market segments for the six months ended June 30, 2008 and 2007.

     The following table presents net income (loss) by market segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2008		2007

Midwest	$139	70%	$155	38%
Western	(30)	(15)	138	34
Texas	36	18	44	11
Florida	(5)	(3)	5	1
Other Markets	41	21	41	10
International	18	9	24	6

	199	100%	407	100%
Finance & Other Businesses*	(34)		(21)

Total	$165		$386

*	Includes discontinued operations and items not directly associated with the market segments
     The Midwest market’s net income decreased $16 million, or 10 percent, to $139 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Net interest income (FTE) of $377 million decreased $77 million from the comparable period in the prior year, primarily due to a $30 million tax-related non-cash charge to income related to certain structured leasing transactions, a decline in deposit spreads caused by a competitive deposit pricing environment and a decline in loan spreads, partially offset by increases in average loan and deposit balances. The provision for loan losses decreased $7 million the first six months of 2008, compared to the first six months of 2007, primarily due to an improvement in credit quality in the Middle Market loan portfolio, partially offset by an increase in reserves for home equity loans in. Noninterest income of $272 million increased $40 million from the comparable period in the prior year due to a $17 million gain on the sale of Visa shares in the first quarter 2008 and a $14 million gain on the sale of MasterCard shares in the second quarter 2008. Noninterest expenses of $390 million decreased $8 million from the same period in the prior year, due to the first quarter 2008 reversal of a $10 million Visa loss sharing expense and a $14 million decrease in salaries resulting from the refinement in the application of SFAS 91, as described in Note 1 to the consolidated financial statements, partially offset by an $8 million increase in provision for credit losses on lending-related commitments and a $7 million increase in allocated net overhead expenses.
     The Western market’s net income decreased $168 million to a net loss of $30 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Net interest income (FTE) of $343 million decreased $34 million from the comparable prior year period, primarily due to a decline in deposit spreads caused by a competitive deposit pricing environment and a decline in loan spreads (excluding Financial Services Division), partially offset by the reduced negative impact of the Financial Services Division (see Footnote (2) to Table II on page 34) and a $1.4 billion increase in average loans, excluding the Financial Services Division. The provision for loan losses increased $234 million, primarily due to increases in reserves for the residential real estate development industry and the Middle Market loan portfolio. Noninterest income of $67 million for the six months ended June 30, 2008, increased $7 million from the same period in 2007, primarily due to a $5 million increase in service charges on deposits and a $3 million increase in foreign exchange income. Noninterest expenses of $223 million decreased $1 million from the same period in the prior year. The decrease resulted from a $17 million decrease in customer services expense and a $5 million decrease in salaries resulting from the refinement in the application of SFAS 91, as described in Note 1 to the consolidated financial statements, partially offset by increases in allocated net overhead expenses ($7 million), net occupancy expenses ($4 million), the provision for credit losses on lending-related commitments ($3 million) and nominal increases in several other expense categories.
     The Texas market’s net income decreased $8 million, or 17 percent, to $36 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Net interest income (FTE) of $147 million increased $7 million from the comparable period in the prior year, primarily due to an increase in average loan and deposit balances, partially offset by declines in loan and deposit spreads. The provision for loan losses increased $11 million, primarily due to an increase in reserves for the Middle Market loan portfolio. Noninterest income of $47 million increased $8 million from the same period in the prior year, primarily due to a $3 million gain on the sale of Visa shares in the first quarter 2008 and a $2 million increase in service charges on deposits. Noninterest expenses of $121 million increased $12 million from the comparable period in the prior year primarily due to increases in allocated net corporate overhead expenses ($3 million), and nominal increases in several other expense categories, partially offset by a $3 million decrease in salaries resulting from the refinement in the application of SFAS 91, as described in Note 1 to the consolidated financial statements.

     The Florida market’s net income decreased $10 million to a net loss of $5 million for the six months ended June 30, 2008, compared to net income of $5 million for the six months ended June 30, 2007. Net interest income (FTE) of $23 million increased $1 million from the comparable period in the prior year, primarily as a result of the increase in average loan and deposit balances. The provision for loan losses increased $16 million, mostly due to a single customer in the Middle Market loan portfolio. Noninterest income of $9 million increased $2 million from the same period in the prior year, primarily due to an increase in customer derivative income. Noninterest expenses of $21 million increased $3 million from the comparable period in the prior year due to nominal increases in several expense categories.
     The Other Markets’ net income of $41 million remained flat for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Net interest income (FTE) of $72 million increased $5 million from the comparable period in the prior year, primarily due to increases in average loan balances, average deposit balances and loan spreads, partially offset by a decline in deposit spreads. The provision for loan losses increased $8 million, primarily due to an increase in reserves for the residential real estate development industry. Noninterest income of $32 million increased $8 million from the comparable period in the prior year, primarily due to increases in investment banking fees ($5 million), participation agent fees ($2 million) and cash management fees ($2 million). Noninterest expenses of $52 million increased $9 million from the comparable period in the prior year, primarily due to increases in revenue-related incentive compensation ($3 million), the provision for credit losses on lending-related commitments ($2 million) and allocated net corporate overhead expenses ($2 million).
     The International market’s net income decreased $6 million, to $18 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Net interest income (FTE) of $30 million decreased $5 million from the comparable period in the prior year, primarily due to a decrease in average deposit balances and a decrease in loan spreads, partially offset by an increase in average loan balances. The provision for loan losses increased $3 million from a negative provision of $6 million for the first six months of 2007, to a negative provision of $3 million for the comparable 2008 period, due to higher loan loss recoveries in 2007. Noninterest income of $16 million and noninterest expenses of $21 million remained relatively unchanged from the comparable period in the prior year.
     The net loss for the Finance & Other Business segment was $34 million for the six months ended June 30, 2008, compared to a net loss of $21 million for the six months ended June 30, 2007. The $13 million increase in net loss was due to the same reasons noted in the Finance Division and the Other category discussions under the “Business Segments” heading.
     The following table lists the number of the Corporation’s banking centers by market segment at June 30:

	2008	2007

Midwest (Michigan)	233	240
Western:
California	85	75
Arizona	9	5

Total Western	94	80

Texas	79	72
Florida	9	9
International	1	1

Total	416	402

Financial Condition
     Total assets were $66.0 billion at June 30, 2008, compared to $62.3 billion at year-end 2007 and $58.6 billion at June 30, 2007. Investment securities available-for-sale increased $1.9 billion, from $6.3 billion at December 31, 2007, to $8.2 billion at June 30, 2008, primarily due to the purchase of approximately $2.7 billion of AAA-rated mortgage-backed securities issued by government sponsored entities (FNMA, FHLMC) in the first six months of 2008, to assist in managing interest rate risk. Total period-end loans increased $1.0 billion, or two percent, to $51.8 billion from December 31, 2007 to June 30, 2008, but have decreased $601 million, or one percent, since March 31, 2008. On an average basis, total loans increased $1.7 billion, or three percent, to $52.4 billion in the second quarter 2008, compared to $50.7 billion in the fourth quarter 2007. Excluding Financial Services Division loans, average loans showed growth in most business lines: Global Corporate Banking (11 percent), Private Banking

(nine percent), Small Business (four percent), Middle Market (three percent), Commercial Real Estate (three percent), Specialty Businesses (five percent) and National Dealer Services (two percent), from the fourth quarter 2007 to the second quarter 2008. Excluding Financial Services Division loans, average loans grew $2.1 billion, or four percent, with growth in all markets from the fourth quarter 2007 to the second quarter 2008: Texas (six percent), Western (five percent), Midwest (four percent), Florida (eight percent) and International (eight percent).
     Management currently expects low single-digit full-year 2008 average loan growth, with average loans declining over the remainder of 2008.
     Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $15.2 billion at June 30, 2008, of which $5.6 billion, or 37 percent, were to borrowers in the Commercial Real Estate line of business, which includes loans to residential real estate developers. The $9.6 billion of commercial real estate loans in other business lines consist primarily of owner-occupied commercial mortgages. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate line of business by project type and location of property:

(dollar amounts in millions)	Location of Property
June 30, 2008					Other
Project Type:	Western	Michigan	Texas	Florida	Markets	Total	% of Total

Real estate construction loans:
Commercial Real Estate business line:
Single Family	$806	$82	$158	$208	$88	$1,342	32%
Retail	219	127	259	61	61	727	18
Land Development	242	91	189	38	35	595	15
Multi-family	145	28	189	86	97	545	14
Multi-use	192	33	40	55	31	351	9
Office	135	20	90	4	25	274	7
Commercial	80	26	24	5	10	145	4
Other	3	—	—	—	31	34	1

Total	$1,822	$407	$949	$457	$378	$4,013	100%

Commercial mortgage loans:
Commercial Real Estate business line:
Land Carry	$388	$180	$75	$96	$43	$782	49%
Multi-family	7	92	13	40	50	202	12
Retail	77	60	5	3	52	197	12
Office	90	58	29	11	—	188	12
Commercial	69	28	3	—	15	115	7
Multi-use	10	12	5	—	46	73	4
Single Family	23	3	1	10	6	43	3
Other	8	2	—	7	3	20	1

Total	$672	$435	$131	$167	$215	$1,620	100%

     Total liabilities increased $3.7 billion, or six percent, from $57.2 billion at December 31, 2007, to $60.9 billion at June 30, 2008. Total deposits decreased $2.0 billion, or four percent, to $42.3 billion at June 30, 2008, from $44.3 billion at December 31, 2007, primarily as a result of decreases in money market and NOW deposits ($755 million), customer certificates of deposit ($611 million) and foreign office time deposits ($389 million). Deposits in the Financial Services Division, which include title and escrow deposits and fluctuate with the level of home mortgage financing and refinancing activity, were $3.4 billion at June 30, 2008, compared to $3.3 billion at December 31, 2007. Financial Services Division noninterest-bearing deposits increased $214 million, to $2.5 billion at June 30, 2008, compared to $2.2 billion at December 31, 2007. Short-term borrowings increased $1.3 billion to $4.1 billion at June 30, 2008, from $2.8 billion at December 31, 2007, primarily due to borrowings under the Federal Reserve Term Auction Facility (TAF) ($1.5 billion). The TAF provides access to short-term funds (28-day terms) at generally favorable rates. Medium and long-term debt increased $4.1 billion to $12.9 billion at June 30, 2008, from $8.8 billion at December 31, 2007, as a result of $4.5 billion of new medium-term FHLB advances in the first six months of 2008. For further information on the FHLB advances, see Note 5 to the consolidated financial statements.

Capital
     Shareholders’ equity was $5.1 billion at both June 30, 2008 and December 31, 2007. The following table presents a summary of changes in shareholders’ equity for the six month period ended June 30, 2008:

(in millions)

Balance at January 1, 2008		$5,117
Retention of earnings (net income less cash dividends declared)		(34)
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$(38)
Cash flow hedges	—
Defined benefit and other postretirement plans adjustment	8

Total change in accumulated other comprehensive income (loss)		(30)
Net issuance of common stock under employee stock plans		(2)
Recognition of share-based compensation expense		31

Balance at June 30, 2008		$5,082

     As shown in the table above, cash dividends declared exceeded net income for the first six months of 2008. It is not uncommon for this to occur in an economic downturn. The Board of Directors of the Corporation declared a third quarter 2008 dividend of $0.66 per share on July 22, 2008.
     The Board of Directors of the Corporation authorized the purchase up to 10 million shares of Comerica Incorporated outstanding common stock on November 13, 2007, in addition to the remaining unfilled portion of the November 14, 2006 authorization. There is no expiration date for the Corporation’s share repurchase program. No shares were purchased as part of the Corporations’ publicly announced repurchase program in the first six months of 2008.
     The following table summarizes the Corporation’s share repurchase activity for the six months ended June 30, 2008.

	Total Number of Shares
	Purchased as Part of Publicly	Remaining Share	Total Number
	Announced Repurchase Plans	Repurchase	of Shares	Average Price
(shares in thousands)	or Programs	Authorization (1)	Purchased (2)	Paid Per Share

Total first quarter 2008	—	12,576	18	$40.06

April 2008	—	12,576	23	34.50
May 2008	—	12,576	—	—
June 2008	—	12,576	1	34.40

Total second quarter 2008	—	12,576	24	34.52

Total year-to-date 2008	—	12,576	42	$36.93

(1)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs.

(2)	Includes shares purchased as part of publicly announced repurchase plans or programs, shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for grant prices and/or taxes related to stock option exercises and restricted stock vesting under the terms of an employee share-based compensation plan.

     The Corporation’s capital ratios exceed minimum regulatory requirements as follows:

	June 30,	December 31,
	2008	2007

Tier 1 common capital ratio*	6.72%	6.85%
Tier 1 risk-based capital ratio (4.00% — minimum)*	7.36	7.51
Total risk-based capital ratio (8.00% — minimum)*	11.11	11.20
Leverage ratio (3.00% — minimum)*	8.55	9.26

*	June 30, 2008 ratios are estimated
     At June 30, 2008, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (Tier 1 risk-based capital, total risk-based capital and leverage ratios greater than six percent, 10 percent and five percent, respectively). Based on an interim decision issued by the banking regulators in 2006, the after-tax charge to shareholders’ equity associated with the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R),” was excluded from the calculation of regulatory capital ratios. Therefore, for purposes of calculating regulatory capital ratios, shareholders’ equity was increased by $162 million and $170 million on June 30, 2008 and December 31, 2007, respectively.
     The Corporation believes it is optimizing capital usage, with particular focus on rationalization of the loan portfolio with the appropriate credit standards, loan pricing and return hurdles and expects to maintain a Tier 1 capital ratio within a target range of 7.25 to 8.25 percent for 2008.

Risk Management
     The following updated information should be read in conjunction with the “Risk Management” section on pages 44-61 of the Corporation’s 2007 Annual Report.
Credit Risk
Allowance for Credit Losses and Nonperforming Assets
     The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance for loan losses provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management. The Corporation performs a detailed credit quality review quarterly on both large business and certain large consumer and residential mortgage loans that have deteriorated below certain levels of credit risk and may allocate a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying estimated loss ratios, based on numerous factors identified below, to the loans within each risk rating. In addition, a portion of the allowance is allocated to these remaining loans based on industry specific risks inherent in certain portfolios that have experienced above average losses, including portfolio exposures to California residential real estate development, retail trade (gasoline delivery) and Small Business Administration loans. Furthermore, a portion of the allowance is allocated to these remaining loans based on specific risks inherent in certain portfolios that have not yet manifested themselves in the risk ratings, including exposure to the automotive industry. The portion of the allowance allocated to all other consumer and residential mortgage loans is determined by applying estimated loss ratios to various segments of the loan portfolios. Estimated loss ratios for all portfolios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis, including information on migration and loss given default studies from each of the three largest domestic geographic markets (Midwest, Western and Texas), as well as mapping to bond tables. The allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, provides for probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. Lending-related commitments for which it is probable that the commitment will be drawn (or sold) are reserved with the same estimated loss rates as loans, or with specific reserves. In general, the probability of draw for letters of credit is considered certain once the credit becomes a watch list credit. Non-watch list letters of credit and all unfunded commitments have a lower probability of draw, to which standard loan loss rates are applied.
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
     The total allowance for loan losses is available to absorb losses from any segment within the portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance. Inclusion of other industry specific portfolio exposures in the allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in the need for additional provision for loan losses in order to maintain an allowance that complies with credit risk and accounting policies. At June 30, 2008, the total allowance for loan losses was $663 million, an increase of $106 million from $557 million at December 31, 2007. The increase resulted primarily from an increase in individual and industry reserves for customers in the California residential real estate development industry and retail trade (gasoline delivery) industry, mostly in the Midwest.

These increases were partially offset by reductions of projected loss rates for the Corporation’s automotive industry portfolio due to historical experience. The allowance for loan losses as a percentage of total period-end loans was 1.28 and 1.10 percent at June 30, 2008, and December 31, 2007, respectively.
     The allowance for credit losses on lending-related commitments was $31 million at June 30, 2008, an increase of $10 million from $21 million at December 31, 2007, resulting primarily from increases in specific reserves related to unused commitments extended to customers in the Michigan commercial real estate and California residential real estate development industries and standby letters of credit extended to customers in the Michigan commercial real estate industry.
     Nonperforming assets at June 30, 2008 were $748 million, compared to $423 million at December 31, 2007, an increase of $325 million, or 77 percent. The allowance for loan losses as a percentage of nonperforming loans decreased to 91 percent at June 30, 2008, from 138 percent at December 31, 2007. Recent significant inflows of residential real estate development nonperforming loans, for which appropriate reserves have been established and charge-offs have been taken, contributed to the decrease in the allowance coverage ratio. Real estate-related loans may remain as nonperforming loans for longer periods than other types of nonperforming loans. While the allowance coverage ratio declined, the decline did not reflect a change in the methodology of developing the allowance based on the underlying loan portfolios.
     Nonperforming assets at June 30, 2008 and December 31, 2007 were categorized as follows:

	June 30,	December 31,
(in millions)	2008	2007

Nonaccrual loans:
Commercial	$155	$75
Real estate construction:
Commercial Real Estate business line	322	161
Other business lines	4	6

Total real estate construction	326	167
Commercial mortgage:
Commercial Real Estate business line	143	66
Other business lines	95	75

Total commercial mortgage	238	141
Residential mortgage	4	1
Consumer	5	3
Lease financing	—	—
International	3	4

Total nonaccrual loans	731	391
Reduced-rate loans	—	13

Total nonperforming loans	731	404
Foreclosed property	17	19

Total nonperforming assets	$748	$423

Loans past due 90 days or more and still accruing	$112	$54

     The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2008	March 31, 2008	December 31, 2007

Nonaccrual loans at beginning of period	$538	$391	$272
Loans transferred to nonaccrual (1)	304	281	185
Nonaccrual business loan gross charge-offs (2)	(113)	(108)	(68)
Loans transferred to accrual status (1)	—	—	—
Nonaccrual business loans sold (3)	—	(15)	—
Payments/Other (4)	2	(11)	2

Nonaccrual loans at end of period	$731	$538	$391

(1) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(2) Analysis of gross loan charge-offs:
Nonaccrual business loans	$113	$108	$68
Performing watch list loans	1	1	—
Consumer and residential mortgage loans	4	7	4

Total gross loan charge-offs	$118	$116	$72

(3) Analysis of loans sold:
Nonaccrual business loans	$—	$15	$—
Performing watch list loans	7	6	13

Total loans sold	$7	$21	$13

(4)  Includes net changes related to nonaccrual loans with balances less than $2 million, other than business loan gross charge-offs and nonaccrual business loans sold, and payments on nonaccrual loans with book balances greater than $2 million.

     The following table presents the number of nonaccrual loan relationships with book balances greater than $2 million and balance by size of relationship at June 30, 2008.

(dollar amounts in millions)	Number of
Nonaccrual Relationship Size	Relationships	Balance

$2 million — $5 million	44	$147
$5 million — $10 million	25	172
$10 million — $25 million	17	243
Greater than $25 million	2	60

Total loan relationships greater than $2 million at June 30, 2008	88	$622

     Loan relationships with balances greater than $2 million transferred to nonaccrual status totaled $304 million in the second quarter 2008, an increase of $23 million from $281 million in the first quarter 2008. Of the transfers to nonaccrual in the second quarter 2008, $188 million were from the Commercial Real Estate business line, including $138 million located in the Western market, and $65 million were from the Middle Market business line. There were eight loan relationships greater than $10 million transferred to nonaccrual in the second quarter 2008. These loans totaled $127 million, of which $57 million were to companies in the real estate industry.
     The problems experienced in the residential real estate development industry in the Western market (primarily California) were generally isolated to the local developer portfolio that focused on starter homes ($732 million, of which 72 percent were single-family home construction loans and the remainder were land carry or land development loans). This portfolio accounted for $277 million, or 38 percent, of total nonaccrual loans and $56 million of charge-offs in the second quarter 2008.

     The following table presents a summary of total internally classified watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans). Total watch list loans increased both in dollars and as a percentage of the total loan portfolio from December 31, 2007 to June 30, 2008. However, the rate of increase has slowed significantly in the second quarter 2008.

(dollar amounts in millions)	June 30, 2008	March 31, 2008	December 31, 2007

Total watch list loans	$4,807	$4,621	$3,464
As a percentage of total loans	9.3%	8.8%	6.8%

     The following table presents a summary of nonaccrual loans at June 30, 2008 and loan relationships transferred to nonaccrual and net loan charge-offs during the three months ended June 30, 2008, based primarily on the Standard Industrial Classification (SIC) industry categories.

			Three Months Ended
(dollar amounts in millions)	June 30, 2008		June 30, 2008
			Loans Transferred to		Net Loan Charge-Offs
Industry Category	Nonaccrual Loans		Nonaccrual *		(Recoveries)

Real Estate	$490	67%	$186	61%	74	66%
Retail Trade	60	8	31	10	14	12
Services	42	6	11	4	5	5
Manufacturing	29	4	22	7	4	3
Utilities	26	3	26	9	—	—
Wholesale Trade	17	2	7	2	5	4
Automotive	13	2	—	—	—	—
Technology-related	12	2	—	—	(1)	(1)
Transportation	12	2	15	5	7	7
Contractors	10	1	3	1	1	1
Churches	5	1	—	—	—	—
Other**	15	2	3	1	3	3

Total	$731	100%	$304	100%	$112	100%

*	Based on an analysis of nonaccrual loan relationships with book balances greater than $2 million.

**	Consumer nonaccrual loans and net charge-offs are included in the “Other” category.
     Net loan charge-offs for the second quarter 2008 were $112 million, or 0.86 percent of average total loans, compared to $30 million, or 0.24 percent, for the second quarter 2007. Total net credit-related charge-offs for the second quarter 2008 were $113 million, or 0.86 percent of average total loans, compared to $30 million, or 0.24 percent, for the second quarter 2007. The carrying value of nonaccrual loans as a percentage of contractual value was 72 percent at June 30, 2008, compared to 71 percent at December 31, 2007 and 73 percent at June 30, 2007.
     For further discussion of credit risk, see pages 44-60 in the Corporation’s 2007 Annual Report.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation’s balance sheet is predominantly characterized by floating rate commercial loans funded by a combination of core deposits and wholesale borrowings. This creates a natural imbalance between the floating rate loan portfolio and the more slowly repricing deposit products. The result is that growth in our core businesses will lead to a greater sensitivity to interest rate movements, without mitigating actions. Examples of such an action are purchasing investment securities, primarily fixed rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity or hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
     The table below as of June 30, 2008, and December 31, 2007, displays the estimated impact on net interest income during the next 12 months as it relates the unchanged interest rate scenario results to those from the 200 basis point non-parallel shock described above. The change in interest rate sensitivity from December 31, 2007, to June 30, 2008, was primarily the result of loan and deposit growth, activities in the Financial Services Division, growth in the investment securities portfolio and the maturity of interest rate swaps.

	June 30, 2008		December 31, 2007

(in millions)	Amount	%	Amount	%

Change in Interest Rates:
+200 basis points	$37	2%	$38	2%
-200 basis points	(49)	(3)	(36)	(2)

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

     The table below as of June 30, 2008, and December 31, 2007, displays the estimated impact on the economic value of equity from a 200 basis point immediate parallel increase or decrease in interest rates. The change in economic value of equity from December 31, 2007, to June 30, 2008, was primarily the result of a change in the funding mix, growth in the investment securities portfolio and the maturity of interest rate swaps.

	June 30, 2008		December 31, 2007

(in millions)	Amount	%	Amount	%

Change in Interest Rates:
+200 basis points	$(87)	(1)%	$241	3%
-200 basis points	(763)	(7)	(789)	(9)

Other Market Risks
     At June 30, 2008, the Corporation had a $69 million portfolio of indirect (through funds) private equity and venture capital investments, with commitments of $42 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable, and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value. Approximately $12 million of the underlying equity and debt (primarily equity) in these funds are to companies in the automotive industry. The automotive-related positions do not represent a majority of any one fund’s investments, and therefore, the exposure related to these positions is mitigated by the performance of other investment interests within the fund’s portfolio of companies.
     The Corporation holds a portfolio of approximately 810 warrants for generally non-marketable equity securities. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. As discussed in Note 1 to the consolidated financial statements in the Corporation’s 2007 Annual Report, warrants that have a net exercise provision embedded in the warrant agreement are required to be accounted for as derivatives and recorded at fair value (approximately 470 warrants at June 30, 2008). The value of all warrants that are carried at fair value ($10 million at June 30, 2008) is at risk to changes in equity markets, general economic conditions and other factors. The majority of new warrants obtained as part of the loan origination process no longer contain an embedded net exercise provision. During the first quarter 2008, the Corporation adopted SFAS 157, “Fair Value Measurements”, as discussed in Note 1 to these consolidated financial statements. Upon adoption, the estimated fair value of warrants carried at fair value was adjusted to reflect a discount for lack of liquidity, resulting in a $2 million pre-tax charge to earnings.
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
Critical Accounting Policies
     The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation’s 2007 Annual Report, as updated in Note 1 to the unaudited consolidated financial statements in this report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for allowance for credit losses, pension plan accounting, income taxes and valuation methodologies. These policies are reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages 62-66 of the Corporation’s 2007 Annual Report. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2007 Annual Report, aside from certain refinements to estimates and assumptions related to the January 1, 2008 adoption of SFAS 157, “Fair Value Measurements,” (SFAS 157) as discussed below and described in greater detail in Note 13 to these consolidated financial statements.

Fair Valuation of Financial Instruments
     On January 1, 2008, the Corporation adopted SFAS 157 which defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date.
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

     At June 30, 2008, $9.1 billion, or 14 percent of total assets, consisted of financial instruments recorded at fair value on a recurring basis. Substantially all of these financial instruments were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements. Less than one percent of these financial assets were measured using model-based techniques, or Level 3 measurements. The financial assets valued using Level 3 measurements included warrants and securities in less liquid markets. At June 30, 2008, one percent of total liabilities, or $656 million, consisted of financial instruments recorded at fair value on a recurring basis.
     At June 30, 2008, $842 million, or one percent of total assets, consisted of financial instruments recorded at fair value on a nonrecurring basis. Approximately 90 percent of these financial instruments were measured using model-based techniques, or Level 3 measurements, and the remainder of these financial instruments were measured using Level 2 measurement valuation methodologies involving market-based or market-derived information. The financial assets valued using Level 3 measurements included private equity investments, loan servicing rights and certain foreclosed assets. At June 30, 2008, no liabilities were measured at fair value on a nonrecurring basis.
     See Note 13 to the consolidated financial statements for a complete discussion on the Corporation’s use of fair valuation of financial instruments and the related measurement techniques.

ITEM 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. The Corporation maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Corporation’s disclosure controls and procedures are effective.
(b)	Changes in Internal Control Over Financial Reporting. During the period to which this report relates, there have not been any changes in the Corporation’s internal controls over financial reporting procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     For information regarding the Corporation’s legal proceedings, see “Part 1. Item I. Note 12 — Contingent Liabilities,” which is incorporated herein by reference.
ITEM 1A. Risk Factors
     There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2007 in response to Part I, Item 1A. of such Form 10-K. Such risk factors are incorporated herein by reference.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     For information regarding the Corporation’s share repurchase activity, see “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital,” which is incorporated herein by reference.
ITEM 4. Submission of Matters to a Vote of Security Holders
     The Corporation’s Annual Meeting of Shareholders was held on May 20, 2008. At the meeting, shareholders of the Corporation voted to:
1.	Elect four Class III Directors for three-year terms expiring in 2011 or upon the election and qualification of their successors; and

2.	Ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2008.
1. The nominees for election as Class III Directors of the Corporation and the results were as follows:

	For	Against/Withheld	Abstained	Broker Non-Votes

Joseph J. Buttigieg, III	124,248,885	2,566,580	2,320,404	—
Roger A. Cregg	124,946,993	1,837,877	2,350,999	—
T. Kevin DeNicola	124,350,179	2,434,342	2,351,348	—
Alfred A. Piergallini	124,005,850	2,693,731	2,436,288	—

The names of other Directors of the Corporation whose terms of office continued after the Annual Meeting of Shareholders were as follows:

Incumbent Class I Directors		Incumbent Class II Directors

Lillian Bauder	Robert S. Taubman	Ralph W. Babb, Jr.	William P. Vititoe
Anthony F. Early, Jr.	Reginald M. Turner, Jr.	James F. Cordes	Kenneth L. Way
Peter D. Cummings

2. Ratification of the appointment of the independent auditors for the fiscal year ending December 31, 2008. The results were as follows:

	For	Against/Withheld	Abstained	Broker Non-Votes

Ernst & Young LLP	125,499,736	1,351,709	2,284,424	—

ITEM 6. Exhibits
(31.1)	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(32)	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED (Registrant)
/s/ Marvin J. Elenbaas
Marvin J. Elenbaas
Senior Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer of the Registrant)

Date: July 31, 2008

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