Form 10-Q
period 2008-09-30
COMERICA INC /NEW/
filed 2008-10-31
CIK 28412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule  12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

$5 par value common stock:

Outstanding as of October 27, 2008: 150,485,890 shares

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Comerica Incorporated and Subsidiaries

	September 30,	December 31,	September 30,
(in millions, except share data)	2008	2007	2007
	(unaudited)		(unaudited)

ASSETS
Cash and due from banks	$1,404	$1,440	$1,271
Federal funds sold and securities purchased under agreements to resell	3	36	129
Other short-term investments	247	373	293
Investment securities available-for-sale	8,158	6,296	4,942

Commercial loans	28,604	28,223	27,392
Real estate construction loans	4,565	4,816	4,759
Commercial mortgage loans	10,588	10,048	9,994
Residential mortgage loans	1,863	1,915	1,892
Consumer loans	2,644	2,464	2,397
Lease financing	1,360	1,351	1,319
International loans	1,931	1,926	1,843
Total loans	51,555	50,743	49,596
Less allowance for loan losses	(712)	(557)	(512)
Net loans	50,843	50,186	49,084

Premises and equipment	668	650	635
Customers’ liability on acceptances outstanding	21	48	39
Accrued income and other assets	3,809	3,302	3,629
Total assets	$65,153	$62,331	$60,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$12,094	$11,920	$11,290

Money market and NOW deposits	13,553	15,261	14,814
Savings deposits	1,279	1,325	1,402
Customer certificates of deposit	8,147	8,357	8,010
Institutional certificates of deposit	3,670	6,147	5,049
Foreign office time deposits	802	1,268	1,355
Total interest-bearing deposits	27,451	32,358	30,630
Total deposits	39,545	44,278	41,920

Short-term borrowings	3,625	2,807	2,813
Acceptances outstanding	21	48	39
Accrued expenses and other liabilities	1,486	1,260	1,276
Medium- and long-term debt	15,376	8,821	8,906
Total liabilities	60,053	57,214	54,954

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 178,735,252 shares at 9/30/08, 12/31/07 and 9/30/07	894	894	894
Capital surplus	586	564	551
Accumulated other comprehensive loss	(129)	(177)	(238)
Retained earnings	5,379	5,497	5,475
Less cost of common stock in treasury - 28,249,360 shares at 9/30/08, 28,747,097 shares at 12/31/07 and 27,725,572 shares at 9/30/07	(1,630)	(1,661)	(1,614)
Total shareholders’ equity	5,100	5,117	5,068
Total liabilities and shareholders’ equity	$65,153	$62,331	$60,022

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Comerica Incorporated and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2008	2007	2008	2007

INTEREST INCOME
Interest and fees on loans	$634	$895	$2,037	$2,628
Interest on investment securities	99	52	288	140
Interest on short-term investments	2	5	10	18
Total interest income	735	952	2,335	2,786

INTEREST EXPENSE
Interest on deposits	141	294	576	864
Interest on short-term borrowings	30	29	78	75
Interest on medium- and long-term debt	98	126	297	333
Total interest expense	269	449	951	1,272
Net interest income	466	503	1,384	1,514
Provision for loan losses	165	45	494	104
Net interest income after provision for loan losses	301	458	890	1,410

NONINTEREST INCOME
Service charges on deposit accounts	57	55	174	164
Fiduciary income	49	49	152	147
Commercial lending fees	17	19	53	52
Letter of credit fees	19	16	52	47
Foreign exchange income	11	11	33	30
Brokerage fees	10	11	30	32
Card fees	15	14	45	40
Bank-owned life insurance	11	8	29	27
Net securities gains	27	4	63	4
Net gain on sales of businesses	—	—	—	3
Other noninterest income	24	43	88	112
Total noninterest income	240	230	719	658

NONINTEREST EXPENSES
Salaries	192	207	594	628
Employee benefits	46	49	141	145
Total salaries and employee benefits	238	256	735	773
Net occupancy expense	40	34	114	102
Equipment expense	15	15	46	45
Outside processing fee expense	26	23	77	67
Software expense	18	16	57	46
Customer services	2	11	11	36
Litigation and operational losses	105	6	100	—
Provision for credit losses on lending-related commitments	9	—	20	(4)
Other noninterest expenses	61	62	180	176
Total noninterest expenses	514	423	1,340	1,241
Income from continuing operations before income taxes	27	265	269	827
Provision for income taxes	—	85	76	262
Income from continuing operations	27	180	193	565
Income from discontinued operations, net of tax	1	1	—	2
NET INCOME	$28	$181	$193	$567

Basic earnings per common share:
Income from continuing operations	$0.18	$1.18	$1.29	$3.67
Net income	0.19	1.20	1.29	3.69

Diluted earnings per common share:
Income from continuing operations	0.18	1.17	1.28	3.61
Net income	0.19	1.18	1.28	3.63

Cash dividends declared on common stock	99	97	298	296
Dividends per common share	0.66	0.64	1.98	1.92

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

Comerica Incorporated and Subsidiaries

				Accumulated
				Other			Total
	Common Stock		Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except per share data)	In Shares	Amount	Surplus	Loss	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2007	157.6	$894	$520	$(324)	$5,230	$(1,219)	$5,101
Net income	—	—	—	—	567	—	567
Other comprehensive income, net of tax	—	—	—	86	—	—	86
Total comprehensive income							653
Cash dividends declared on common stock ($1.92 per share)	—	—	—	—	(296)	—	(296)
Purchase of common stock	(9.0)	—	—	—	—	(533)	(533)
Net issuance of common stock under employee stock plans	2.4	—	(16)	—	(26)	139	97
Recognition of share-based compensation expense	—	—	46	—	—	—	46
Employee deferred compensation obligations	—	—	1	—	—	(1)	—
BALANCE AT SEPTEMBER 30, 2007	151.0	$894	$551	$(238)	$5,475	$(1,614)	$5,068

BALANCE AT JANUARY 1, 2008	150.0	$894	$564	$(177)	$5,497	$(1,661)	$5,117
Net income	—	—	—	—	193	—	193
Other comprehensive income net of tax	—	—	—	48	—	—	48
Total comprehensive income							241
Cash dividends declared on common stock ($1.98 per share)	—	—	—	—	(298)	—	(298)
Purchase of common stock	—	—	—	—	—	(1)	(1)
Net issuance of common stock under employee stock plans	0.5	—	(19)	—	(13)	32	—
Recognition of share-based compensation expense	—	—	41	—	—	—	41
BALANCE AT SEPTEMBER 30, 2008	150.5	$894	$586	$(129)	$5,379	$(1,630)	$5,100

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2008	2007

OPERATING ACTIVITIES
Net income	$193	$567
Income from discontinued operations, net of tax	—	2
Income from continuing operations	193	565
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	494	104
Provision for credit losses on lending-related commitments	20	(4)
Depreciation and software amortization	85	69
Auction-rate securities charge	96	—
Lease income charge	38	—
Share-based compensation expense	41	46
Excess tax benefits from share-based compensation arrangements	—	(9)
Net amortization of securities	(9)	(2)
Net gain on sale/settlement of investment securities available-for-sale	(63)	(4)
Net gain on sales of businesses	—	(3)
Net (increase) decrease in trading securities	(30)	1
Net decrease in loans held-for-sale	59	48
Net decrease (increase) in accrued income receivable	58	(10)
Net decrease in accrued expenses	(124)	(41)
Other, net	(61)	(45)
Discontinued operations, net	—	2
Total adjustments	604	152
Net cash provided by operating activities	797	717

INVESTING ACTIVITIES
Net decrease in federal funds sold, securities purchased under agreements to resell and other short-term investments	46	2,488
Proceeds from sales of investment securities available-for-sale	68	4
Proceeds from maturities of investment securities available-for-sale	1,345	658
Purchases of investment securities available-for-sale	(3,130)	(1,912)
Purchases of Federal Home Loan Bank stock	(333)	—
Net increase in loans	(1,108)	(2,261)
Net increase in fixed assets	(126)	(126)
Net decrease in customers’ liability on acceptances outstanding	27	17
Proceeds from sales of businesses	—	3
Discontinued operations, net	—	—
Net cash used in investing activities	(3,211)	(1,129)

FINANCING ACTIVITIES
Net decrease in deposits	(4,668)	(4,140)
Net increase in short-term borrowings	818	2,178
Net decrease in acceptances outstanding	(27)	(17)
Proceeds from issuance of medium- and long-term debt	7,500	3,835
Repayments of medium- and long-term debt	(950)	(879)
Proceeds from issuance of common stock under employee stock plans	1	89
Excess tax benefits from share-based compensation arrangements	—	9
Purchase of common stock for treasury	(1)	(533)
Dividends paid	(295)	(293)
Discontinued operations, net	—	—
Net cash provided by financing activities	2,378	249
Net decrease in cash and due from banks	(36)	(163)
Cash and due from banks at beginning of period	1,440	1,434
Cash and due from banks at end of period	$1,404	$1,271
Interest paid	$1,000	$1,249
Income taxes paid	$155	$313
Noncash investing and financing activities:
Transfer of loans from held-for-sale to portfolio	$84	$—
Loans transferred to other real estate	12	13

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 1 — Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2007.

Fair Value Measurements

On January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements.  The Corporation elected not to delay the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position (FSP) SFAS 157-2.  FSP SFAS 157-3 clarifies the application of SFAS 157 in a market that is not active. SFAS 157 (as amended) applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances.  Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date.  SFAS 157 (as amended) clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  SFAS 157 (as amended) requires fair value measurements to be separately disclosed by level within the fair value hierarchy.  For assets and liabilities recorded at fair value, it is the Corporation’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements for those items for which there is an active market.  In cases where the market for a financial asset is not active, the Corporation includes appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when developing fair value measurements.

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. The initial adoption of SFAS No. 157 resulted in a reduction to noninterest income of approximately $3 million.  Refer to Note 13 to these consolidated financial statements for additional disclosures.

Loan Origination Fees and Costs

On January 1, 2008, the Corporation prospectively implemented a refinement in the application of Financial Accounting Standards No. 91, “Accounting for Loan Origination Fees and Costs,” (SFAS 91), which resulted in the deferral and amortization to net interest income of substantially all loan origination fees and costs  (over the loan life).  Prior to January 1, 2008, the Corporation deferred and amortized business loan origination and commitment fees greater than $10 thousand and all Small Business Administration loan, residential mortgage and consumer loan origination fees and costs (over the loan life).  The impact of the refinement for the nine months ended September 30, 2008 results was a reduction in net interest income of $12 million, a reduction in the net interest margin of three basis points, a reduction in noninterest expenses of $36 million and an increase in net income of $15 million ($0.10 per diluted share).  The adjustments which would have been required to retroactively apply the refinement of SFAS 91 were not material to any prior reporting periods.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 1 — Basis of Presentation and Accounting Policies (continued)

Impairment

Goodwill and identified intangible assets that have an indefinite useful life are subject to impairment testing, which the Corporation conducts annually, or on an interim basis if events or changes in circumstances between annual tests indicate the assets might be impaired. The Corporation performs its annual impairment test for goodwill and identified intangible assets that have an indefinite useful life as of July 1 of each year.  The impairment test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units, which are a subset of the Corporation’s operating segments, and comparing the fair value of each reporting unit to its carrying value.  If the fair value is less than the carrying value, a further test is required to measure the amount of impairment. The annual test of goodwill and intangible assets that have an indefinite life, performed as of July 1, 2008, did not indicate that an impairment charge was required.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles and is effective November 15, 2008.  The Corporation does not expect the adoption of the provisions of SFAS 162 to have any impact on the Corporation’s financial condition and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by SFAS 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. All prior period earnings per share amounts presented are required to be adjusted retrospectively. Accordingly, the Corporation will adopt the provisions of FSP EITF 03-6-1 in the first quarter 2009.  The Corporation does not expect the adoption of the provisions of FSP EITF 03-6-1 to have a material effect on the Corporation’s financial condition and results of operations.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP FAS 133-1 and FIN 45-4).  FSP FAS 133-1 and FIN 45-4 requires disclosures by sellers of credit derivatives and additional disclosures about the current status of the payment/performance risk of financial guarantees.  FSP FAS 133-1 and FIN 45-4 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Accordingly, the Corporation will adopt the provisions of FSP FAS 133-1 and FIN 45-4 in the first quarter 2009.  The Corporation does not expect the adoption of the provisions of FSP FAS 133-1 and FIN 45-4 to have any impact on the Corporations’ financial condition and results of operations.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 3 — Investment Securities

A summary of the Corporation’s temporarily impaired investment securities available-for-sale as of September 30, 2008 follows:

	Impaired
	Less than 12 months			Over 12 months		Total
	Fair	Unrealized		Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses		Value	Losses	Value	Losses

U.S. Treasury and other Government agency securities	$76	$—	*	$—	$—	$76	$—	*
Government-sponsored enterprise securities	1,738	17		801	12	2,539	29
State and municipal securities Other securities	—	—		—	—	—	—
Total temporarily impaired securities	$1,814	$17		$801	$12	$2,615	$29

* Unrealized losses less than $0.5 million.

At September 30, 2008, the Corporation had 95 securities in an unrealized loss position, including 90 government-sponsored enterprise mortgage-backed securities (i.e., FMNA, FHLMC). The unrealized losses resulted from changes in market interest rates, not credit quality. The Corporation has the ability and intent to hold these available-for-sale investment securities until maturity or market price recovery, and full collection of the amounts due according to the contractual terms of the debt is expected; therefore, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

At September 30, 2008, investment securities having a carrying value of $2.6 billion were pledged where permitted or required by law to secure $1.7 billion of liabilities, including public and other deposits, and derivative instruments.  This included securities of $785 million pledged with the Federal Reserve Bank to secure actual treasury tax and loan borrowings of $72 million at September 30, 2008, and potential borrowings of up to an additional $678 million. The remaining pledged securities of $1.8 billion were primarily with state and local government agencies to secure $1.6 billion of deposits and other liabilities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 4 — Allowance for Credit Losses

The following summarizes the changes in the allowance for loan losses:

	Nine Months Ended
	September 30,
(in millions)	2008	2007

Balance at beginning of period	$557	$493

Loan charge-offs:
Domestic
Commercial	117	62
Real estate construction
Commercial Real Estate business line	149	13
Other business lines	1	4
Total real estate construction	150	17
Commercial mortgage
Commercial Real Estate business line	51	8
Other business lines	20	28
Total commercial mortgage	71	36
Residential mortgage	2	—
Consumer	15	9
Lease financing	—	—
International	1	—
Total loan charge-offs	356	124

Recoveries:
Domestic
Commercial	11	20
Real estate construction	2	—
Commercial mortgage	2	3
Residential mortgage	—	—
Consumer	2	3
Lease financing	1	4
International	—	8
Total recoveries	18	38
Net loan charge-offs	338	86
Provision for loan losses	494	104
Foreign currency translation adjustment	(1)	1
Balance at end of period	$712	$512

Changes in the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, are summarized in the following table.

	Nine Months Ended
	September 30,
(in millions)	2008	2007

Balance at beginning of period	$21	$26
Less: Charge-offs on lending-related commitments*	1	3
Add: Provision for credit losses on lending-related commitments	20	(4)
Balance at end of period	$40	$19

* Charge-offs result from the sale of unfunded lending-related commitments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 4 — Allowance for Credit Losses (continued)

A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans are impaired. Impaired loans that are restructured and meet the requirements to be on accrual status are included with total impaired loans for the remainder of the calendar year of the restructuring. There were no loans included in the $863 million of impaired loans at September 30, 2008 that were restructured and met the requirements to be on accrual status.  Impaired loans averaged $810 million and $636 million for the three and nine month periods ended September 30, 2008, respectively, and $269 million and $236 million for the three and nine month periods ended September 30, 2007, respectively.  The following presents information regarding the period-end balances of impaired loans:

	Nine Months Ended	Year Ended
(in millions)	September 30, 2008	December 31, 2007

Total period-end nonaccrual loans	$863	$387
Plus: Total period-end reduced-rate loans	—	13
Impaired loans restructured during the period on accrual status at period-end	—	4
Total period-end impaired loans	$863	$404
Period-end impaired loans requiring an allowance	$806	$356
Allowance allocated to impaired loans	$143	$ 85

A specific portion of the allowance may be allocated to significant individually impaired loans.   Those impaired loans not requiring an allowance represent loans for which the fair value of expected repayments or collateral exceeded the recorded investments in such loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 5 — Medium- and Long-term Debt

Medium- and long-term debt are summarized as follows:

(in millions)	September 30, 2008	December 31, 2007

Parent company
Subordinated notes:
4.80% subordinated note due 2015	$ 309	$ 308
6.576% subordinated notes due 2037	510	510
Total subordinated notes	819	818

Medium-term notes:
Floating rate based on LIBOR indices due 2010	150	150
Total parent company	969	968

Subsidiaries
Subordinated notes:
6.875% subordinated note due 2008	—	100
6.00% subordinated note due 2008	250	253
8.50% subordinated note due 2009	101	102
7.125% subordinated note due 2013	153	156
5.70% subordinated note due 2014	262	261
5.75% subordinated notes due 2016	667	667
5.20% subordinated notes due 2017	518	513
8.375% subordinated note due 2024	183	185
7.875% subordinated note due 2026	204	198
Total subordinated notes	2,338	2,435

Medium-term notes:
Floating rate based on LIBOR indices due 2008 to 2012	3,969	4,318
Floating rate based on PRIME indices due 2008	500	1,000
Floating rate based on Federal Funds indices due 2009	100	100

Federal Home Loan Bank advances:
Floating rate based on LIBOR indices due 2009 to 2014	7,500	—

Total subsidiaries	14,407	7,853
Total medium- and long-term debt	$ 15,376	$ 8,821

The carrying value of medium- and long-term debt was adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.

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

The Corporation adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109, (FIN 48), on January 1, 2007.  Unrecognized tax benefits were $91 million and $84 million at September 30, 2008 and 2007, respectively, and accrued interest was $81 million and $80 million at September 30, 2008 and 2007, respectively.

The third quarter 2008 provision for income taxes reflected net after-tax charges of $1 million which included the acceptance of a global settlement offered by the Internal Revenue Service (IRS) on certain structured leasing transactions, settlement with the IRS on disallowed foreign tax credits related to a series of loans to foreign borrowers and other adjustments to tax reserves.  The second quarter 2008 provision for income taxes reflected an after-tax charge of $13 million related to the structured leasing transactions.  The Corporation anticipates that it is reasonably possible that settlements on the structured leasing transactions and foreign tax credits, along with various state tax return issues, will be paid within the next 12 months, resulting in a decrease in unrecognized tax benefits in the range of $20 million to $30 million.

 The reassessment of the size and timing of the tax deductions related to the structured leasing transactions discussed above resulted in an $8 million ($6 million after-tax) and a $30 million ($19 million after-tax) charge to lease income in the third and second quarters of 2008, respectively. The charges were taken in accordance with FSP 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” and, unless the leases are terminated, will fully reverse over the next 19 years.

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

Note 7 — Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges and the change in the accumulated defined benefit and other postretirement plans adjustment. The Consolidated Statements of Changes in Shareholders’ Equity on page 5 include only combined other comprehensive income (loss), net of tax. The following table presents reconciliations of the components of the accumulated other comprehensive income (loss) for the nine months ended September 30, 2008 and 2007. Total comprehensive income totaled $241 million and $653 million for the nine months ended September 30, 2008 and 2007, respectively.  The $412 million decrease in total comprehensive income in the nine months ended September 30, 2008, when compared to the same period in the prior year, resulted principally from a decrease in net income ($374 million) and a decrease in net gains on cash flow hedges ($41 million).

Notes to Consolidated Financial Statements (unaudited)
AM Comerica Incorporated and Subsidiaries

Note 7 — Accumulated Other Comprehensive Income (Loss) (continued)

	Nine Months Ended
	September 30,
(in millions)	2008	2007
Accumulated net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period, net of tax	$(9)	$(61)

Net unrealized holding gains arising during the period	120	50
Less: Reclassification adjustment for gains included in net income	63	4
Change in net unrealized gains before income taxes	57	46
Less: Provision for income taxes	20	16
Change in net unrealized gains on investment securities available-for-sale, net of tax	37	30
Balance at end of period, net of tax	$28	$(31)

Accumulated net gains (losses) on cash flow hedges:
Balance at beginning of period, net of tax	$2	$(48)

Net cash flow hedge gains arising during the period	21	5
Less: Reclassification adjustment for gains (losses) included in net income	19	(61)
Change in cash flow hedge before income taxes	2	66
Less: Provision for income taxes	1	24
Change in cash flow hedges, net of tax	1	42
Balance at end of period, net of tax	$3	$(6)

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(170)	$(215)

Net defined benefit pension and other postretirement adjustment arising during the period	3	—
Less: Adjustment for amounts recognized as components of net periodic benefit cost during the period	(13)	(23)
Change in defined benefit and other postretirement plans adjustment before income taxes	16	23
Less: Provision for income taxes	6	9
Change in defined benefit and other postretirement plans adjustment, net of tax	10	14
Balance at end of period, net of tax	$(160)	$(201)

Total accumulated other comprehensive loss at end of period, net of tax	$(129)	$(238)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 8 — Net Income per Common Share

Basic and diluted net income per common share for the three and nine month periods ended September 30, 2008 and 2007 were computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2008	2007	2008	2007

Basic
Income from continuing operations applicable to common stock	$27	$180	$193	$565
Net income applicable to common stock	28	181	193	567

Average common shares outstanding	149	151	149	154

Basic income from continuing operations per common share	$0.18	$1.18	$1.29	$3.67
Basic net income per common share	0.19	1.20	1.29	3.69

Diluted
Income from continuing operations applicable to common stock	$27	$180	$193	$565
Net income applicable to common stock	28	181	193	567

Average common shares outstanding	149	151	149	154
Nonvested stock	2	1	2	1
Common stock equivalents:
Net effect of the assumed exercise of stock options	—	1	—	1
Diluted average common shares	151	153	151	156

Diluted income from continuing operations per common share	$0.18	$1.17	$1.28	$3.61
Diluted net income per common share	0.19	1.18	1.28	3.63

The following average outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(options in millions)	2008	2007	2008	2007

Average outstanding options	19.5	10.5	19.9	5.8
Range of exercise prices	$29.82 - $69.00	$55.61 - $71.58	$36.24 - $71.58	$59.47 - $71.58

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Note 9 — Employee Benefit Plans

Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

Qualified Defined Benefit Pension Plan	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007
Service cost	$7	$8	$21	$23
Interest cost	17	15	50	46
Expected return on plan assets	(25)	(23)	(75)	(70)
Amortization of unrecognized prior service cost	2	2	5	5
Amortization of unrecognized net loss	1	3	3	11
Net periodic benefit cost	$2	$5	$4	$15

Non-Qualified Defined Benefit Pension Plan	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007
Service cost	$1	$1	$3	$3
Interest cost	2	2	6	6
Amortization of unrecognized prior service cost	(1)	—	(1)	(1)
Amortization of unrecognized net loss	1	1	3	4
Net periodic benefit cost	$3	$4	$11	$12

Postretirement Benefit Plan	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007
Interest cost	$1	$1	$4	$4
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized transition obligation	1	1	3	3
Amortization of unrecognized prior service cost	1	1	1	1
Net periodic benefit cost	$2	$2	$5	$5

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

	September 30, 2008				December 31, 2007
	Notional/				Notional/
	Contract	Unrealized		Fair	Contract	Unrealized		Fair
	Amount	Gains	Unrealized	Value	Amount	Gains	Unrealized	Value
(in millions)	(1)	(2)	Losses	(3)	(1)	(2)	Losses	(3)
Risk management
Interest rate contracts:
Swaps - cash flow	$ 1,100	$ 6	$ —	$ 6	$ 3,200	$ 3	$ 2	$ 1
Swaps - fair value	2,100	132	5	127	2,202	142	—	142
Total interest rate contracts	3,200	138	5	133	5,402	145	2	143
Foreign exchange contracts:
Spot and forwards	710	4	9	(5)	528	4	2	2
Swaps	15	—	—	—	21	1	—	1
Total foreign exchange contracts	725	4	9	(5)	549	5	2	3
Total risk management	3,925	142	14	128	5,951	150	4	146

Customer-initiated and other
Interest rate contracts:
Caps and floors written	1,036	—	7	(7)	851	—	5	(5)
Caps and floors purchased	1,036	7	—	7	851	5	—	5
Swaps	9,265	136	106	30	6,806	110	89	21
Total interest rate contracts	11,337	143	113	30	8,508	115	94	21
Energy derivative contracts:
Caps and floors written	516	—	74	(74)	410	—	43	(43)
Caps and floors purchased	516	74	—	74	410	43	—	43
Swaps	952	70	69	1	661	61	61	—
Total energy derivative contracts	1,984	144	143	1	1,481	104	104	—
Foreign exchange contracts:
Spot, forwards, futures and options	3,741	57	50	7	2,707	34	29	5
Swaps	7	—	—	—	8	—	—	—
Total foreign exchange contracts	3,748	57	50	7	2,715	34	29	5
Total customer-initiated and other	17,069	344	306	38	12,704	253	227	26

Total derivative instruments	$20,994	$ 486	$320	$166	$18,655	$403	$231	$172

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

The following table presents net hedge ineffectiveness gains (losses) by risk management hedge type:

	Three Months Ended September 30		Nine Months Ended September 30
(dollar amounts in millions)	2008	2007	2008	2007
Cash flow hedges	$ —	$ —	$ —	$ 1
Fair value hedges	4	1	9	1
Foreign currency hedges	—	—	—	—
Total	$ 4	$ 1	$ 9	$ 2

As an end-user, the Corporation employs a variety of financial instruments for risk management purposes.  As part of a fair value hedging strategy, the Corporation has entered into interest rate swap agreements for interest rate risk management purposes. These interest rate swap agreements effectively modify exposure to interest rate risk by converting fixed-rate deposits and debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount.

As part of a cash flow hedging strategy, the Corporation entered into predominantly two-year interest rate swap agreements (weighted-average original maturity of 2.2 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, which will reduce the impact of interest rate changes on future interest income over the life of the agreements (currently over the next 27 months). Approximately two percent ($1.1 billion) of outstanding loans were designated as hedged items to interest rate swap agreements at September 30, 2008.  During the three and nine month periods ended September 30, 2008, interest rate swap agreements designated as cash flow hedges increased interest and fees on loans by $4 million and  $19 million, respectively, compared to decreases of $16 million and $61 million, respectively, for the comparable periods last year.  If interest rates, interest yield curves and notional amounts remain at current levels, the Corporation expects to reclassify $4 million of net gains, net of tax, on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to receipt of variable interest associated with existing and forecasted floating-rate loans.

Management believes these strategies achieve the desired relationship between the rate maturities of assets and funding sources which, in turn, reduces the overall exposure of net interest income to interest rate risk, although there can be no assurance that such strategies will be successful. Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs cash instruments, such as investment securities, as well as various types of derivative instruments, to manage exposure to these and other risks.  Such derivative instruments, which are reflected in the table on page 18, may include interest rate caps and floors, foreign exchange forward contracts, foreign exchange option contracts and foreign exchange cross-currency swaps.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 10 — Derivative Instruments (continued)

The following table summarizes the expected maturity distribution of the notional amount of risk management interest rate swaps and provides the weighted-average interest rates associated with amounts to be received or paid on interest rate swap agreements as of September 30, 2008. Swaps have been grouped by asset and liability designation.

Remaining Expected Maturity of Risk Management Interest Rate Swaps:

(dollar amounts in millions)	2008	2009	2010	2011	2012	2013- 2026	September 30, 2008 Total	Dec 31, 2007 Total

Variable rate asset designation:
Generic receive fixed swaps	$ 200	$ —	$900	$ —	$ —	$ —	$1,100	$3,200

Weighted average: (1)
Receive rate	7.50%	—%	5.64%	—%	—%	—%	5.98%	7.02%
Pay rate	5.00	—	5.00	—	—	—	5.00	7.37

Fixed rate asset designation:
Pay fixed swaps
Amortizing	$ — *	$ —	$ —	$ —	$ —	$ —	$ — *	$ 2

Weighted average: (2)
Receive rate	3.11%	—%	—%	—%	—%	—%	3.11%	4.74%
Pay rate	3.52	—	—	—	—	—	3.52	3.52

Medium- and long-term debt designation:
Generic receive fixed swaps	$ 250	$ 100	$ —	$ —	$ —	$1,750	$2,100	$2,200

Weighted average: (1)
Receive rate	6.12%	6.06%	—%	—%	—%	5.84%	5.88%	5.90%
Pay rate	2.63	2.79	—	—	—	3.02	2.96	5.14

Total notional amount	$ 450	$ 100	$900	$ —	$ —	$1,750	$3,200	$5,402

* Less than $0.5 million

(1)	Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at September 30, 2008
(2)	Variable rates received are based on one-month Canadian Dollar Offered Rates in effect at September 30, 2008

The Corporation had commitments to purchase investment securities for its trading account and available-for-sale portfolios totaling $1.6 billion at September 30, 2008 and $604 million at December 31, 2007.  Commitments to sell investment securities related to the trading account portfolio totaled $27 million at September 30, 2008 and $4 million at December 31, 2007. Outstanding commitments expose the Corporation to both credit and market risk. Included in commitments to purchase investment securities at September 30, 2008 was the commitment to repurchase $1.5 billion par value of auction-rate securities (ARS) from customers.  For further information on the ARS repurchase, refer to Note 16 to these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 10 — Derivative Instruments (continued)

Customer-Initiated and Other

Fee income is earned from entering into various transactions, principally foreign exchange contracts, interest rate contracts and energy derivative contracts, at the request of customers. The Corporation mitigates market risk inherent in customer-initiated interest rate and energy contracts by taking offsetting positions, except in those circumstances when the amount, tenor and/or contracted rate level results in negligible economic risk, whereby the cost of purchasing an offsetting contract is not economically justifiable.  For customer-initiated foreign exchange contracts, the Corporation mitigates most of the inherent market risk by taking offsetting positions and manages the remainder through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly.

For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized $1 million of net gains in both the three month periods ended September 30, 2008 and 2007, and $2 million and $1 million net of net gains in the nine month periods ended September 30, 2008 and 2007, respectively, which were included in “other noninterest income” in the consolidated statements of income.  The fair value of derivative instruments held or issued in connection with customer-initiated activities, including those customer-initiated derivative contracts where the Corporation does not enter into an offsetting derivative contract position, is included in the table on page 18.

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

	Nine Months Ended	Year Ended	Nine Months Ended
(in millions)	September 30, 2008	December 31, 2007	September 30, 2007
Average unrealized gains	$436	$137	$114
Average unrealized losses	395	120	98
Noninterest income	45	50	35

Additional information regarding the nature, terms and associated risks of derivative instruments can be found in the Corporation’s 2007 Annual Report on page 56 and in Notes 1 and 20 to the consolidated financial statements.

Note 11 — Standby and Commercial Letters of Credit and Financial Guarantees

The estimated risk exposure related to the Corporation’s standby and commercial letters of credit and other financial guarantees outstanding as of September 30, 2008, and December 31, 2007, is shown in the table below.

(in millions)	September 30, 2008	December 31, 2007
Standby letters of credit	$6,623	$6,894
Commercial letters of credit	168	234
Financial guarantee related to offer to repurchase auction-rate securities (par value)	1,533	—
Other financial guarantees	24	6

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 11 — Standby and Commercial Letters of Credit and Financial Guarantees (continued)

Standby and commercial letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2018.  The Corporation may enter into participation arrangements with third parties, which effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $630 million of the $6,623 million of standby letters of credit outstanding at September 30, 2008.  Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature. The Corporation’s offer to repurchase (at par) auction-rate securities (ARS) is a financial guarantee. For further information on the offer to repurchase ARS, see Note 16 to these consolidated financial statements. Other financial guarantees consist of an indemnification agreement related to the sale of the Corporation’s remaining ownership of Visa Inc. (Visa) shares and credit risk participation agreements, where the Corporation, primarily as part of a syndicated lending arrangement, guarantees a portion of the credit risk on an interest rate swap agreement between the lead bank in the syndicate and the customer. These credit risk participation agreements expire in decreasing amounts through the year 2014. The carrying value of the Corporation’s standby and commercial letters of credit, the offer to repurchase ARS and other financial guarantees, which are included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $189 million at September 30, 2008, and $100 million at December 31, 2007.

Note 12 — Contingent Liabilities

Legal Proceedings

The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations.  In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of these matters will be.  However, based on current knowledge and after consultation with legal counsel, management believes that current reserves, determined in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations.  For information regarding income tax contingencies, refer to Note 6 on page 14.

Note 13 — Fair Value

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading securities, derivatives and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, loans held for investment and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss and liquidity assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include securities in less liquid markets.

Trading Securities and Associated Liabilities

Securities held for trading purposes are recorded at fair value and included in “other short-term investments” on the consolidated balance sheets. Level 1 securities held for trading purposes include assets related to employee deferred compensation plans which are invested in mutual funds and other securities traded on an active exchange.  Deferred compensation liabilities, also classified as Level 1, are carried at the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets. Level 2 securities include municipal bonds and mortgage-backed securities issued by government-sponsored entities and corporate debt securities. Securities classified as Level 3 include securities in less liquid markets.  The valuation method for trading securities is the same as the method used for investment securities classified as available-for-sale, discussed above.

Loans Held-for-Sale

Loans held-for-sale, included in “other short-term investments” on the consolidated balance sheets, are carried at the lower of cost or market value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Corporation classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Substantially all of the derivative instruments held or issued by the Corporation for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Corporation measures fair value using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. As such, the Corporation classifies those derivative instruments as Level 2.  Examples of Level 2 derivatives are interest rate swaps, foreign exchange and energy derivative contracts and an example of a Level 3 derivative is a warrant agreement with an embedded net exercise provision.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 13 — Fair Value (continued)

The Corporation also holds a portfolio of warrants for generally non-marketable equity securities.  These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. Warrants which contain a net exercise provision are required to be accounted for as derivatives and recorded at fair value in accordance with the provisions of Implementation Issue 17a of SFAS 133.  Fair value is determined using a Black-Scholes valuation model, which has five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company.  Where sufficient financial data existed, a market approach method was utilized to estimate the current value of the underlying company. When quoted market values were not available, an index method was utilized. The estimated fair value of the underlying securities for warrants requiring valuation at fair value were adjusted for discounts related to lack of liquidity.  The Corporation classifies warrants accounted for as derivatives in recurring Level 3.

Financial Guarantees

Certain financial guarantees recorded at fair value are included in “other liabilities” on the consolidated balance sheets.  The financial guarantees classified in other liabilities relate to an offer to repurchase (at par) certain auction-rate securities (ARS) and a liability under an indemnification agreement related to the sale of the Corporation’s remaining ownership of Visa shares.  Fair value for the ARS financial guarantee liability was determined using a model-based valuation technique which utilized discounted cash flows based on assumed time to settle and a discount rate which included an appropriate liquidity premium.  The fair value of the indemnification agreement was determined using a probability weighted estimate of cash flows under various scenarios.  As such, the Corporation classifies financial guarantees as recurring Level 3.  For further information on the repurchase of ARS, see Note 16 to these consolidated financial statements.

Foreclosed Assets

Upon transfer from the loan portfolio, foreclosed assets are adjusted to and subsequently carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed asset as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the foreclosed asset as nonrecurring Level 3.

Private Equity Investments

The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments. The majority of these investments are not readily marketable. The investments are individually reviewed for impairment, on a quarterly basis, by comparing the carrying value to the estimated fair value. The Corporation bases its estimates of fair value for the majority of its indirect private equity and venture capital investments on the percentage ownership in the fair value of the entire fund, as reported by the fund’s management. In general, the Corporation does not have the benefit of the same information regarding the fund’s underlying investments as does the fund’s management. Therefore, after indication that the fund’s management adheres to accepted, sound and recognized valuation techniques, the Corporation generally utilizes the fair values assigned to the underlying portfolio investments by the fund’s management. The impact on fair values of transfer restrictions is not considered by the fund’s management, and the Corporation assumes it to be insignificant. For those funds where fair value is not reported by the fund’s management, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund’s management, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The Corporation classifies private equity investments subjected to nonrecurring fair value adjustments as Level 3.

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

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing.  A projected cash flow valuation method is used in the completion of impairment testing.  This valuation method requires a significant degree of management judgment.  In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model.  If the testing resulted in impairment, the Corporation would classify goodwill and other intangible assets subjected to nonrecurring fair value adjustments  as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in millions)
September 30, 2008	Total	Level 1	Level 2	Level 3
Trading securities	$ 147	$ 99	$ 28	$ 20
Investment securities available-for-sale	8,158	145	8,010	3
Derivative assets	496	—	486	10
Total assets at fair value	$8,801	$244	$8,524	$ 33

Derivative liabilities	$ 320	$ —	$ 320	$ —
Other liabilities (1)	196	98	—	98
Total liabilities at fair value	$ 516	$ 98	$ 320	$ 98

(1) Includes liabilities associated with deferred compensation plans and financial guarantees.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine month periods ended September 30, 2008, respectively, are summarized in the following tables. The increase in trading securities included the purchase of corporate and municipal bonds. Trading securities and derivative asset gains and losses (realized/unrealized) included in earnings are classified in “other noninterest income” on the consolidated statements of income. The fair value of derivative assets was also impacted by settlements of warrants. Other Level 3 liabilities included a financial guarantee related to auction-rate securities and a liability under an indemnification agreement related to the sale of the Corporation’s remaining ownership of Visa shares, discussed in “Financial Guarantees” above.  The gains and losses (realized/unrealized) related to these financial guarantees were included in “litigation and operational losses” and “net securities gains (losses),” respectively, on the consolidated statements of income.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 13 — Fair Value (continued)

Three Months Ended September 30, 2008 (in millions)	Trading Securities	Investment Securities Available-for-Sale	Derivative Assets (Warrants)	Other Liabilities
Balance of recurring Level 3 assets at July 1, 2008	$—	$ 3	$10	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	1	—
Included in earnings-unrealized	—	—	1	98
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements, net	17	—	(2)	—
Transfers in and/or out of Level 3	3	—	—	—

Balance of recurring Level 3 assets at September 30, 2008	$20	$ 3	$10	$98

Nine Months Ended June 30, 2008 (in millions)	Trading Securities	Investment Securities Available-for-Sale	Derivative Assets (Warrants)	Other Liabilities
Balance of recurring Level 3 assets at January 1, 2008	$—	$ 3	$23	$ —
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	2	—
Included in earnings-unrealized	—	—	(7)	98
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements, net	17	—	(8)	—
Transfers in and/or out of Level 3	3	—	—	—
Balance of recurring Level 3 assets at September 30, 2008	$20	$ 3	$10	$98

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below.

(in millions)
September 30, 2008	Total	Level 1	Level 2	Level 3
Loans	$863	$—	$48	$815
Other assets (1)	107	—	10	97
Total assets at fair value	$970	$—	$58	$912

Total liabilities at fair value	$ —	$—	$—	$ —

(1) Includes private equity investments, loans held-for-sale, loan servicing rights and foreclosed assets.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 14 — Business Segment Information

The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities.  This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes discontinued operations, the income and expense impact of equity and cash, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at September 30, 2008. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.

For a description of the business activities of each business segment and further information on the methodologies, which form the basis for these results, refer to Note 24 to the consolidated financial statements in the Corporation’s 2007 Annual Report.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 14 — Business Segment Information (continued)

Business segment financial results for the nine months ended September 30, 2008 and 2007 are shown in the table below.

			Wealth &
(dollar amounts in millions)	Business	Retail	Institutional
Nine Months Ended September 30, 2008	Bank	Bank	Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$948	$437	$110	$(80)	$(28)	$1,387
Provision for loan losses	404	79	13	—	(2)	494
Noninterest income	240	208	220	55	(4)	719
Noninterest expenses	536	466	342	8	(12)	1,340
Provision (benefit) for income taxes (FTE)	64	33	(8)	(23)	13	79
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	$184	$67	$(17)	$(10)	$(31)	$193
Net credit-related charge-offs	$291	$41	$7	$—	$—	$339

Selected average balances:
Assets	$41,938	$7,096	$4,625	$9,693	$1,565	$64,917
Loans	41,076	6,329	4,481	3	19	51,908
Deposits	15,396	16,932	2,493	7,373	375	42,569
Liabilities	16,156	16,930	2,501	23,447	730	59,764
Attributed equity	3,255	679	335	909	(25)	5,153

Statistical data:
Return on average assets (1)	0.59%	0.51%	(0.50)%	N/M	N/M	0.40%
Return on average attributed equity	7.56	13.19	(6.86)	N/M	N/M	5.00
Net interest margin (2)	3.07	3.44	3.26	N/M	N/M	3.08
Efficiency ratio	45.67	77.94	103.78	N/M	N/M	65.58

			Wealth &
	Business	Retail	Institutional
Nine Months Ended September 30, 2007	Bank	Bank	Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$1,019	$510	$109	$(104)	$(17)	$1,517
Provision for loan losses	89	16	(4)	—	3	104
Noninterest income	211	165	211	49	22	658
Noninterest expenses	523	472	236	8	2	1,241
Provision (benefit) for income taxes (FTE)	194	64	31	(31)	7	265
Income from discontinued operations, net of tax	—	—	—	—	2	2
Net income (loss)	$424	$123	$57	$(32)	$(5)	$567
Net credit-related charge-offs	$67	$20	$2	$—	$—	$89

Selected average balances:
Assets	$40,570	$6,841	$4,021	$5,294	$1,197	$57,923
Loans	39,531	6,102	3,867	7	18	49,525
Deposits	16,361	17,123	2,330	6,023	(50)	41,787
Liabilities	17,202	17,136	2,335	15,876	309	52,858
Attributed equity	2,889	843	325	595	413	5,065

Statistical data:
Return on average assets (1)	1.39%	0.91%	1.89%	N/M	N/M	1.30%
Return on average attributed equity	19.54	19.43	23.42	N/M	N/M	14.92
Net interest margin (2)	3.44	3.98	3.74	N/M	N/M	3.75
Efficiency ratio	42.81	69.90	73.69	N/M	N/M	57.20

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.
FTE	— Fully Taxable Equivalent
N/M	— Not Meaningful

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 14 — Business Segment Information (continued)

Market segment financial results for the nine months ended September 30, 2008 and 2007 are shown in the table below.

							Finance
(dollar amounts in millions)					Other		& Other
Nine Months Ended September 30, 2008	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$575	$512	$220	$35	$108	$45	$(108)	$1,387
Provision for loan losses	96	309	32	26	35	(2)	(2)	494
Noninterest income	414	105	74	12	39	24	51	719
Noninterest expenses	595	335	182	32	169	31	(4)	1,340
Provision (benefit) for income taxes (FTE)	107	(6)	31	(4)	(54)	15	(10)	79
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—
Net income (loss)	$191	$(21)	$49	$(7)	$(3)	$25	$(41)	$193
Net credit-related charge-offs	$114	$176	$17	$21	$10	$1	$—	$339

Selected average balances:
Assets	$19,788	$17,042	$7,980	$1,882	$4,571	$2,396	$11,258	$64,917
Loans	19,137	16,725	7,710	1,876	4,162	2,276	22	51,908
Deposits	16,035	12,305	4,007	310	1,379	785	7,748	42,569
Liabilities	16,702	12,288	4,023	305	1,479	790	24,177	59,764
Attributed equity	1,647	1,325	619	125	393	160	884	5,153

Statistical data:
Return on average assets (1)	1.28%	(0.17)%	0.82%	(0.46)%	(0.08)%	1.40%	N/M	0.40%
Return on average attributed equity	15.42	(2.13)	10.58	(6.98)	(0.93)	20.92	N/M	5.00
Net interest margin (2)	3.98	4.07	3.79	2.53	3.44	2.58	N/M	3.08
Efficiency ratio	63.63	54.59	63.33	66.83	114.55	44.63	N/M	65.58

							Finance
					Other		& Other
Nine Months Ended September 30, 2007	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$675	$562	$213	$35	$101	$52	$(121)	$1,517
Provision for loan losses	68	16	—	6	23	(12)	3	104
Noninterest income	351	96	63	11	38	28	71	658
Noninterest expenses	602	334	168	28	67	32	10	1,241
Provision (benefit) for income taxes (FTE)	122	115	37	4	(10)	21	(24)	265
Income from discontinued operations, net of tax	—	—	—	—	—	—	2	2
Net income (loss)	$234	$193	$71	$8	$59	$39	$(37)	$567
Net credit-related charge-offs (recoveries)	$73	$6	$6	$2	$8	$(6)	$—	$89

Selected average balances:
Assets	$19,174	$17,046	$6,913	$1,673	$4,383	$2,243	$6,491	$57,923
Loans	18,599	16,501	6,640	1,656	3,990	2,114	25	49,525
Deposits	15,717	13,431	3,867	282	1,349	1,168	5,973	41,787
Liabilities	16,380	13,467	3,882	285	1,467	1,192	16,185	52,858
Attributed equity	1,708	1,195	583	91	323	157	1,008	5,065

Statistical data:
Return on average assets (1)	1.62%	1.51%	1.36%	0.61%	1.80%	2.34%	N/M	1.30%
Return on average attributed equity	18.22	21.56	16.19	11.08	24.39	33.43	N/M	14.92
Net interest margin (2)	4.83	4.55	4.26	2.80	3.37	3.21	N/M	3.75
Efficiency ratio	58.91	50.80	60.84	61.13	47.97	41.62	N/M	57.20

(1)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(2)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.
FTE—Fully Taxable Equivalent
N/M—Not Meaningful

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

The impact of discontinued operations was not material to net income for the three and nine months ended September 30, 2008 and 2007.

Note 16 — Repurchase of Auction-Rate Securities

On September 18, 2008, the Corporation announced offers to repurchase, at par, auction-rate securities (ARS) held by certain retail and institutional clients that were purchased  through Comerica Securities, a broker/dealer subsidiary of Comerica Bank. ARS that are the subject of functioning auctions or current calls or redemptions are not eligible for repurchase. The repurchase offers commenced on October 1, 2008, and will continue through December 19, 2008.  The offers cover approximately $1.5 billion par value of eligible ARS.  The Corporation recognized a pre-tax charge of $96 million ($61 million after-tax, or $0.40 per diluted share) that primarily reflected the difference between the aggregate offered purchase price and the aggregate estimated fair value of the securities to be purchased.  The charge was recorded in “litigation and operational losses” on the consolidated statements of income. The impact of the charge and the commitment to repurchase the ARS reduced the Corporation’s Tier I capital ratio by approximately 22 basis points at September 30, 2008.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

Net income for the three months ended September 30, 2008 was $28 million, a decrease of $153 million, or 84 percent, from $181 million reported for the three months ended September 30, 2007.  Quarterly diluted net income per share decreased 84 percent to $0.19 in the third quarter 2008, compared to $1.18 in the same period one year ago.    Return on average common shareholders’ equity was 2.25 percent and return on average assets was 0.18 percent for the third quarter 2008, compared to 14.41 percent and 1.23 percent, respectively, for the comparable quarter of the prior year. The decrease in net income in the three months ended September 30, 2008 from the comparable prior year quarter reflected a $129 million increase in the provision for credit losses ($120 million increase in the provision for loan losses and $9 million increase in the provision for credit losses on lending-related commitments), from $45 million for the three months ended September 30, 2007.  Net securities gains increased $23 million from $4 million in the third quarter 2007 to $27 million in the third quarter 2008.  In addition, third quarter 2008 results reflected a pre-tax charge of $96 million ($61 million after-tax, or $0.40 per diluted share) related to an offer to repurchase, at par, auction-rate securities (ARS) held by certain customers.  For further information regarding ARS, refer to Note 16 to these consolidated financial statements. Third quarter 2008 also reflected net after-tax charges of $7 million related to pending settlements with the Internal Revenue Service on disallowed foreign tax credits related to a series of loans to foreign borrowers and certain structured leasing transactions, and other adjustments to tax reserves.

Net income for the first nine months of 2008 was $193 million, a decrease of $374 million, or 66 percent, from $567 million reported for the nine months ended September 30, 2007.  Diluted net income per share for the first nine months of 2008 decreased 65 percent to $1.28 per diluted share, compared to $3.63 per diluted share, for the comparable prior year period.  Return on average common shareholders’ equity was 5.00 percent and return on average assets was 0.40 percent for the first nine months of 2008, compared to 14.92 percent and 1.30 percent, respectively, for the first nine months of 2007.  The decrease in net income in the nine months ended September 30, 2008 from the comparable period last year reflected a $414 million increase in the provision for credit losses ($390 million increase in the provision for loan losses and $24 million increase in the provision for credit losses on lending-related commitments), from $100 million for the nine months ended September 30, 2007.  Net securities gains increased $59 million, to $63 million for the nine months ended September 30, 2008, from $4 million in the comparable prior year period.  In addition to the third quarter 2008 items cited above, net income for the first nine months of 2008 also reflected second quarter 2008 pre-tax charges of $50 million ($32 million after-tax, or $0.21 per diluted share) related to an updated assessment of the timing of tax deductions on certain structured leasing transactions.

Full-year 2008 Outlook.

For full-year 2008, management expects the following compared to full-year 2007 from continuing operations:

•                  Low to mid single-digit full-year average loan growth, with loans declining in the fourth quarter 2008.

•                  Mortgage-backed FNMA and FHLMC securities (AAA-rated) averaging about $8 billion for the fourth quarter 2008. In addition, about $1.4 billion of ARS (net of $96 million pre-tax charge) will be repurchased in the fourth quarter 2008.

•                  Average full-year net interest margin about 3.05 percent (3.10 percent excluding the second and third quarter lease income charges), with a net interest margin in the low 2.90 percent range in the fourth quarter 2008.  The fourth quarter net interest margin reflects the three basis point negative impact of ARS repurchases and the two 50 basis point reductions in the federal funds rate announced on October 8, 2008 and October 29, 2008.

•                  Full-year net credit-related charge-offs of about $450 million.  The provision for credit losses is expected to exceed net charge-offs.

•                  Mid single-digit growth in noninterest income.

•                  Low single-digit increase in noninterest expenses (low single-digit decrease excluding the charge related to the offer to repurchase ARS).

•                  Effective tax rate of about 27 percent for the full year, with a rate of about 20 percent for the fourth quarter 2008.

On October 27, 2008, the Corporation announced it had received preliminary approval from the U.S. Treasury to participate in the Capital Purchase Program for the maximum amount of $2.25 billion of senior preferred shares. These shares would qualify as Tier 1 capital and are expected to increase the Corporation’s Tier 1 risk-based capital ratio from an estimated 7.35 percent at September 30, 2008, to an estimated 10.35 percent. For additional information regarding the Capital Purchase Program see page 47.

Results of Operations

Net Interest Income

The rate-volume analysis in Table I details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended September 30, 2008 compared to the same period in the prior year. On a FTE basis, net interest income decreased $37 million to $467 million for the three months ended September 30, 2008, from $504 million for the comparable period in 2007. The decrease in net interest income in the third quarter 2008, compared to the same period in 2007, resulted primarily from a competitive loan and deposit pricing environment, a decrease in noninterest-bearing deposits in the Financial Services Division, a continued shift in funding sources toward higher-cost funds and the impact of a higher level of nonaccrual loans, partially offset by growth in investment securities and loans.  In addition, the third quarter 2008 net interest income reflected an $8 million tax-related non-cash charge to lease income.  The lease income charge reflected the reversal of previously recognized income, resulting from a projected change in the timing of income tax cash flows on certain structured leasing transactions.  The charge will fully reverse over the remaining lease terms (up to 19 years).  Further information about the charge can be found in the “Provision for Income Taxes and Tax-related Interest” in this financial review and Note 6 to these consolidated financial statements.  Average earning assets increased $5.3 billion, or 10 percent, to $59.9 billion in the third quarter 2008, compared to $54.6 billion in the third quarter 2007, due to a $3.7 billion increase in average investment securities available-for-sale to $8.1 billion and a $1.6 billion, or three percent, increase in average loans to $51.5 billion in the third quarter 2008. The net interest margin (FTE) for the three months ended September 30, 2008 was 3.11 percent, compared to 3.66 percent for the comparable period in 2007.  The decrease in the net interest margin (FTE) resulted primarily from the reduced contribution of noninterest-bearing funds in a lower rate environment, the change in earning assets noted above and changes in the mix of interest-bearing sources of funds.  The third quarter 2008 lease income charge discussed above reduced the net interest margin by six basis points.

Table II provides an analysis of net interest income for the first nine months of 2008 compared to the same period in the prior year. On a FTE basis, net interest income for the nine months ended September 30, 2008 was $1.4 billion, compared to $1.5 billion for the same period in 2007, a decrease of $130 million. The decline in net interest income was primarily due to the reasons cited in the quarterly discussion above.  The nine months ended September 30, 2008 included $38 million of tax-related non-cash charges to lease income as described in the quarterly discussion above.  Average earning assets increased $6.2 billion, or 11 percent, to $60.2 billion, in the nine months ended September 30, 2008, compared to $54.0 billion in the same period in the prior year, due to a $3.8 billion increase in average investment securities available-for-sale to $7.9 billion and a $2.4 billion, or five percent, increase in average loans to $51.9 billion in the nine months ended September 30, 2008.  The net interest margin (FTE) for the nine months ended September 30, 2008 decreased to 3.08 percent from 3.75 percent for the same period in 2007, primarily for the reasons cited in the quarterly discussion above.  The lease income charge discussed above reduced the net interest margin by eight basis points for the nine months ended September 30, 2008.

The Financial Services Division serves title and escrow companies that facilitate residential mortgage transactions and benefits from customer deposits related to mortgage escrow balances. Financial Services Division customers deposit large balances (primarily noninterest-bearing) and the Corporation pays certain expenses on behalf of such customers (“customer services” expense included in “noninterest expenses” on the consolidated statements of income) and/or makes low-rate loans (included in “net interest income” on the consolidated statements of income) to such customers.  Footnote (1) to Tables I and II displays average Financial Services Division loans and deposits, with related interest income/expense and average rates.  As shown in footnote (2) to Tables I and II, the impact of Financial Services Division loans (primarily low-rate) on net interest margin (assuming the loans were funded by Financial Services Division noninterest-bearing deposits) was a decrease of one basis point and two basis points in the three and nine month periods ended September 30, 2008, respectively, compared to a decrease of seven basis points and nine basis points for the comparable periods in the prior year. Deposits in the Financial Services Division declined due to cooling of the California housing market, combined with destabilization of the mortgage market.

For further discussion of the effects of market rates on net interest income, refer to “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Management currently expects average full-year 2008 net interest margin about 3.05 percent (3.10 percent excluding the second and third quarter lease income charges), with a net interest margin in the low 2.90 percent range in the fourth quarter 2008.  The fourth quarter net interest margin reflects the three basis point negative impact of ARS repurchases and the two 50 basis point reductions in the federal funds rate announced on October 8, 2008 and October 29, 2008.

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

			Three Months Ended
	September 30, 2008			September 30, 2007
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (1) (2)	$ 28,521	$ 347	4.85%	$ 28,052	$ 520	7.37%
Real estate construction loans	4,675	55	4.65	4,607	97	8.33
Commercial mortgage loans	10,511	142	5.38	9,829	181	7.30
Residential mortgage loans	1,870	28	5.92	1,865	29	6.12
Consumer loans	2,599	31	4.83	2,320	41	7.06
Lease financing (3)	1,365	4	1.07	1,319	11	3.25
International loans	1,967	24	4.85	1,882	33	6.98
Business loan swap income (expense)	—	4	—	—	(16)	—
Total loans (2)	51,508	635	4.91	49,874	896	7.13

Investment securities available-for-sale	8,146	99	4.85	4,405	52	4.60
Federal funds sold and securities purchased under agreements to resell	70	—	1.87	99	1	5.25
Other short-term investments	222	2	3.49	263	4	5.27
Total earning assets	59,946	736	4.89	54,641	953	6.91

Cash and due from banks	1,228			1,351
Allowance for loan losses	(723)			(521)
Accrued income and other assets	4,412			3,075
Total assets	$ 64,863			$ 58,546

Money market and NOW deposits (1)	$ 14,204	45	1.26	$ 14,996	119	3.14
Savings deposits	1,350	1	0.42	1,380	3	0.97
Customer certificates of deposit	7,690	53	2.73	7,702	87	4.48
Institutional certificates of deposit	5,209	37	2.81	5,170	72	5.49
Foreign office time deposits	814	5	2.51	1,028	13	4.96
Total interest-bearing deposits	29,267	141	1.92	30,276	294	3.85

Short-term borrowings	5,413	30	2.20	2,278	29	5.15
Medium- and long-term debt	12,880	98	3.02	8,852	126	5.61
Total interest-bearing sources	47,560	269	2.25	41,406	449	4.29

Noninterest-bearing deposits (1)	10,646			10,840
Accrued expenses and other liabilities	1,582			1,285
Shareholders’ equity	5,075			5,015
Total liabilities and shareholders’ equity	$ 64,863			$ 58,546

Net interest income/rate spread (FTE)		$ 467	2.64		$ 504	2.62

FTE adjustment		$ 1			$ 1

Impact of net noninterest-bearing sources of funds			0.47			1.04
Net interest margin (as a percentage of average earning assets) (FTE) (2) (3)			3.11%			3.66%
N/M — Not meaningful

(1) FSD balances included above:
Loans (primarily low-rate)	$ 401	$ 2	1.74%	$ 1,191	$ 2	0.71%
Interest-bearing deposits	907	4	1.65	1,214	12	4.06
Noninterest-bearing deposits	1,542	2,575

(2) Impact of FSD loans (primarily low-rate) on the following:
Commercial loans			(0.05)%			(0.30)%
Total loans			(0.02)			(0.16)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			(0.01)			(0.07)

(3) Third quarter 2008 net interest income declined $8 million and the net interest margin declined six basis points, due to a tax-related non-cash lease income charge.  Excluding this charge, the net interest margin would have been 3.17% in the third quarter 2008.

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended September 30, 2008/September 30, 2007
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume*	(Decrease)
Loans	$(281)	$20	$(261)
Investment securities available-for-sale	2	45	47
Federal funds sold and securites purchased under agreements to repurchase	(1)	—	(1)
Other short-term investments	(1)	(1)	(2)
Total earning assets	(281)	64	(217)

Interest-bearing deposits	(149)	(4)	(153)
Short-term borrowings	(17)	18	1
Medium- and long-term debt	(58)	30	(28)
Total interest-bearing sources	(224)	44	(180)

Net interest income/rate spread (FTE)	$(57)	$20	$(37)

*                 Rate/Volume variances are allocated to variances due to volume.

Table II — Year-to-date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Nine Months Ended
	September 30, 2008			September 30, 2007
	Average			Average
(dollar amounts in millions)	Balance	Interest	Average Rate	Balance	Interest	Average Rate

Commercial loans (1) (2)	$28,992	$1,135	5.23%	$28,046	$1,538	7.33%
Real estate construction loans	4,776	184	5.16	4,454	282	8.47
Commercial mortgage loans	10,343	442	5.71	9,713	534	7.35
Residential mortgage loans	1,898	85	5.99	1,788	82	6.12
Consumer loans	2,532	100	5.29	2,351	125	7.12
Lease financing (3)	1,354	(4)	N/M	1,293	32	3.26
International loans	2,013	79	5.24	1,880	99	7.07
Business loan swap income (expense)	—	19	—	—	(61)	—
Total loans (2)	51,908	2,040	5.25	49,525	2,631	7.10

Investment securities available-for-sale	7,889	288	4.88	4,080	140	4.47
Federal funds sold and securities purchased under agreements to resell	100	2	2.40	189	8	5.36
Other short-term investments	286	8	3.93	242	10	5.73
Total earning assets	60,183	2,338	5.19	54,036	2,789	6.89

Cash and due from banks	1,228			1,390
Allowance for loan losses	(661)			(513)
Accrued income and other assets	4,167			3,010
Total assets	$64,917			$57,923

Money market and NOW deposits (1)	$14,774	170	1.54	$14,858	344	3.09
Savings deposits	1,371	5	0.50	1,393	9	0.91
Customer certificates of deposit	8,003	200	3.35	7,505	250	4.46
Institutional certificates of deposit	6,719	176	3.49	5,490	224	5.45
Foreign office time deposits	1,064	25	3.09	1,001	37	4.92
Total interest-bearing deposits	31,931	576	2.41	30,247	864	3.82

Short-term borrowings	4,084	78	2.54	1,919	75	5.24
Medium- and long-term debt	11,597	297	3.42	7,865	333	5.65
Total interest-bearing sources	47,612	951	2.67	40,031	1,272	4.25
Noninterest-bearing deposits (1)	10,638			11,540
Accrued expenses and other liabilities	1,514			1,287
Shareholders’ equity	5,153			5,065
Total liabilities and shareholders’ equity	$64,917			$57,923

Net interest income/rate spread (FTE)		$1,387	2.52		$1,517	2.64

FTE adjustment		$3			$3

Impact of net noninterest-bearing sources of funds			0.56			1.11
Net interest margin (as a percentage of average earning assets) (FTE) (2) (3)			3.08%			3.75%
N/M — Not meaningful

(1) FSD balances included above:
Loans (primarily low-rate)	$557	$6	1.36%	$1,445	$7	0.63%
Interest-bearing deposits	998	16	2.11	1,230	36	3.95
Noninterest-bearing deposits	1,752			3,097

(2) Impact of FSD loans (primarily low-rate) on the following:
Commerical loans			(0.07)%			(0.36)%
Total loans			(0.04)			(0.20)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			(0.02)			(0.09)

(3) Year-to-date 2008 net interest income declined $38 million and the net interest margin declined eight basis points due to tax-related non-cash lease income charges. Excluding these charges, the net interest margin would have been 3.16%.

Table II — Year-to-date Analysis of Net Interest Income & Rate/Volume -Fully Taxable Equivalent (FTE) (continued)

	Nine Months Ended
	September 30, 2008/September 30, 2007
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume*	(Decrease)
Loans	$ (684)	$ 93	$ (591)
Investment securities available-for-sale	9	139	148
Federal funds sold and securites purchased under agreements to repurchase	(4)	(2)	(6)
Other short-term investments	(4)	2	(2)
Total earning assets	(683)	232	(451)

Interest-bearing deposits	(333)	45	(288)
Short term borrowings	(39)	42	3
Medium- and long-term debt	(131)	95	(36)
Total interest-bearing sources	(503)	182	(321)

Net interest income/rate spread (FTE)	$ (180)	$ 50	$ (130)

* Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

The provision for loan losses was $165 million for the third quarter 2008, compared to $45 million for the same period in 2007.  The provision for loan losses for the first nine months of 2008 was $494 million, compared to $104 million for the same period in 2007.  The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed under the “Credit Risk” subheading in the section entitled “Risk Management” of this financial review.  The increases in the provision for loan losses in the three and nine months ended September 30, 2008, when compared to the same periods in 2007, resulted primarily from challenges in the residential real estate development industry located in the Western market (primarily California) and in the Middle Market and Small Business loan portfolios.  National growth has been hampered by turmoil in the financial markets, declining home values and rising unemployment rates.  California lagged national growth primarily due to continued problems in the state’s real estate sector and job growth that was trailing national performance.  Evidence of real estate weakness in California included the continued downtrend of median sales prices of existing single-family homes and residential building permits (January through August), which declined 45 percent from one year ago.  Michigan is continuing to contract for a fifth consecutive year.  The average Michigan Business Activity index for the first eight months of 2008 was running three percent below the average for all of 2007.  The Michigan Business Activity index represents nine different measures of Michigan economic activity compiled by the Corporation.  The sharp decline in car sales nationally along with the restructuring in the auto sector due to the shift by consumers toward fuel efficient vehicles were major factors holding back the Michigan economy.  A wide variety of economic reports consistently show that Texas was continuing to outperform the nation in 2008, though growth has clearly slowed from the rapid pace seen in 2007.  Growth in Texas continued to benefit from its strong energy sector and a much more modest retrenchment in homebuilding than in most other states, though growth was slowing due to a softening of demand for goods and services in national and global markets.  Forward-looking indicators suggest that economic conditions in the Corporation’s primary markets are likely to deteriorate relative to recent trends for the remainder of 2008 as a national recession takes hold.

The provision for credit losses on lending-related commitments was $9 million and $20 million for the three and nine month periods ended September 30, 2008, respectively, compared to a provision of zero and a negative provision of $4 million for the comparable periods in 2007.  The Corporation establishes this provision to maintain an adequate allowance to cover probable credit losses inherent in lending-related commitments.  The increase in the three month period ended September 30, 2008, when compared to the same period in 2007, was primarily the result of an increase in specific reserves related to standby letters of credit extended to customers in the Michigan commercial real estate industry. The increase in the nine month period ended September 30, 2008 from the comparable period in 2007 was primarily the result of specific reserves related to unused commitments extended to customers in the Michigan commercial real estate and California residential real estate development industries and standby letters of credit extended to customers in the Michigan commercial real estate industry.

Management currently expects full-year net credit-related charge-offs of about $450 million.  The provision for credit losses is expected to exceed net charge-offs.

Noninterest Income

Noninterest income was $240 million for the three months ended September 30, 2008, an increase of $10 million, or four percent, compared to $230 million for the same period in 2007.  The increase in noninterest income in the third quarter 2008, compared to the third quarter 2007, was primarily due to increases in net securities gains ($23 million), including a $27 million gain on the sale of the Corporation’s remaining ownership of Visa shares, partially offset by decreases in net income from principal investing and warrants ($10 million) and deferred compensation asset returns ($4 million).  Changes in deferred compensation asset returns are offset by changes in deferred compensation plan costs in noninterest expenses.

Noninterest income was $719 million for the first nine months of 2008, an increase of $61 million, or nine percent, compared to the same period in 2007, due primarily to a $59 million increase in net securities gains, resulting from first and third quarter 2008 gains on the sale of Visa shares ($48 million), and a $14 million gain on the sale of MasterCard shares in the second quarter 2008.  In addition, results from the first nine months of 2008, when compared to the same period in 2007, reflected increases in service charges on deposit accounts ($10 million), fiduciary income ($5 million), letter of credit fees ($5 million), card fees ($5 million) and investment banking fees ($5 million), offset by decreases in net income from principal investing and warrants ($19 million) and deferred compensation asset returns ($13 million).  Changes in deferred compensation asset returns are offset by changes in deferred compensation plan costs in noninterest expenses.

Management currently expects mid single-digit growth in noninterest income in full-year 2008.

Noninterest Expenses

Noninterest expenses were $514 million for the three months ended September 30, 2008, an increase of $91 million, or 21 percent, from $423 million for the comparable period in 2007.  The increase in noninterest expenses in the third quarter 2008, compared to the third quarter 2007, reflected increases in litigation and operational losses ($99 million), the provision for credit losses on lending-related commitments ($9 million) and net occupancy expense ($6 million), partially offset by decreases in salaries and employee benefits ($18 million) and customer services expense ($9 million).  The increase in litigation and operational losses reflected the $96 million charge related to the offer to repurchase, at par, auction-rate securities (ARS) held by certain customers.  For further information regarding ARS, refer to Note 16 of these consolidated financial statements.  The provision for credit losses on lending-related commitments increased for the reasons cited in the “Provision for Credit Losses” section above.  As detailed in the table below, total salaries expense decreased $15 million, or seven percent, for the three months ended September 30, 2008, compared to the same period in 2007, primarily due to a $13 million decrease resulting from the refinement in the application of Financial Accounting Standards No. 91, “Accounting for Loan Origination Fees and Costs,” (SFAS 91) as described in Note 1 to these consolidated financial statements.  Customer services expense represents certain expenses paid on behalf of particular customers, and is one method used to attract and retain title and escrow depositions in the Corporation’s Financial Services Division.  The amount of customer services expense varies from period to period as a result of changes in this Division’s level of noninterest-bearing deposits and low-rate loans, the earnings credit allowances provided on these deposits and a competitive environment.

The following table summarizes the various components of salaries and employee benefits expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Salaries
Salaries - regular	$155	$162	$457	$472
Severance	2	—	5	1
Incentives	31	35	98	102
Deferred compensation plan costs	(6)	(2)	(7)	6
Share-based compensation	10	12	41	47
Total salaries	192	207	594	628
Employee benefits
Pension expense	—	9	15	27
Other employee benefits	41	40	126	118
Total employee benefits	46	49	141	145
Total salaries and employee benefits	$238	$256	$735	$773

Noninterest expenses were $1.3 billion for the first nine months of 2008, an increase of $99 million, or eight percent, from $1.2 billion for the comparable period in 2007.  Noninterest expenses in the first nine months of 2008, compared to the first nine months of 2007, reflected increases in litigation and operational losses ($100 million), the provision for credit losses on lending-related commitments ($24 million), net occupancy expense ($12 million), software expense ($11 million), and outside processing fees ($10 million), partially offset by decreases in salaries ($34 million) and customer services expense ($25 million).  The increase in litigation and operational losses in the first nine months of 2008, compared to the same period in 2007, reflected the $96 million charge in the third quarter 2008 related to the offer to repurchase ARS, as discussed above, the first quarter 2008 reversal of a $13 million Visa loss sharing expense and the second quarter 2007 recognition of $8 million of insurance settlement proceeds. The refinement in the application of SFAS 91, as described in Note 1 to these consolidated financial statements, resulted in a $36 million reduction in salaries expense for the nine months ended September 30, 2008.  The increase in the provision for credit losses on lending related commitments and the decline in customer service expense were for the same reasons cited in the quarterly discussion above.

Management currently expects a low single-digit increase in noninterest expenses (low single-digit decrease excluding the charge related to the offer to repurchase ARS).

Provision for Income Taxes and Tax-related Interest

The provision for income taxes for the third quarter 2008 was less than $0.5 million. The provision for the third quarter 2007 was $85 million, which reflected an effective tax rate of 32 percent. The provision for the three months ended September 30, 2008 reflected the impact of a consistent level of permanent differences on lower pre-tax income and net after-tax charges of $1 million which included the acceptance of a global settlement offered by the Internal Revenue Service (IRS) on certain structured leasing transactions, settlement with the IRS on disallowed foreign tax credits related to a series of loans to foreign borrowers and other adjustments to tax reserves.  For the nine months ended September 30, 2008 and 2007, the provision for income taxes was $76 million and $262 million, respectively.  The effective tax rate was 28 percent and 32 percent for the nine months ended September 30, 2008 and 2007, respectively.  The provision for the nine months ended September 30, 2008 also reflected the impact of lower pre-tax income and included an additional after-tax charge of $13 million related to the structured leasing transactions, which was recorded in the second quarter 2008.  Further information on the provision for income taxes and tax-related interest can be found in Note 6 to these consolidated financial statements.

Management currently expects an effective tax rate for the full-year 2008 of about 27 percent, with a rate of about 20 percent for the fourth quarter 2008.

Business Segments

The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided.  In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance Division.  Note 14 to these consolidated financial statements presents financial results of these business segments for the nine months ended September 30, 2008 and 2007. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 14 to these consolidated financial statements and Note 24 to these consolidated financial statements in the Corporation’s 2007 Annual Report.

The following table presents net income (loss) by business segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2008		2007
Business Bank	$184	78%	$424	71%
Retail Bank	67	29	123	20
Wealth & Institutional Management	(17)	(7)	57	9
	234	100%	604	100%
Finance	(10)		(32)
Other*	(31)		(5)
Total	$193		$567

* Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division

The Business Bank’s net income of $184 million decreased $240 million, or 56 percent, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  Net interest income (FTE) was $948 million, a decrease of $71 million from the comparable prior year period.  The decrease in net interest income (FTE) was primarily due to a decline in deposit spreads caused by a competitive rate environment and a $38 million tax-related non-cash charge to income related to certain structured leasing transactions, partially offset by the reduced negative impact of the Financial Services Division (see footnote (2) to Table II on page 36) and a $2.4 billion increase in average loans, excluding the Financial Services Division.  The provision for loan losses of $404 million increased $315 million, from a provision of $89 million in the comparable period in the prior year, primarily due to increases in reserves for the residential real estate development industry, mostly in California, and the Middle Market, Energy and Global Corporate loan portfolios. Noninterest income of $240 million increased $29 million from the comparable prior year period, primarily due to a $14 million gain on the sale of MasterCard shares in the second quarter 2008 and increases in foreign exchange income ($6 million), investment banking fees ($4 million), service charges on deposits ($4 million) and income from customer derivatives ($4 million), partially offset by a decline in warrant income ($4 million).  Noninterest expenses of $536 million increased $13 million from the same period in the prior year, primarily due to increases in the provision for credit losses on lending-related commitments ($18 million), allocated net overhead expenses ($21 million) and nominal increases in several other expense categories, partially offset by decreases in customer services expense ($24 million) and salaries ($13 million), resulting from the refinement in the application of SFAS 91, as described in Note 1 to these consolidated financial statements.

The Retail Bank’s net income decreased $56 million, or 45 percent, to $67 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  Net interest income (FTE) of $437 million decreased $73 million from the comparable prior year period, primarily due to a decline in deposit spreads caused by a competitive deposit pricing environment, partially offset by a $227 million increase in average loans.  The provision for loan losses increased $63 million from the comparable period in the prior year to $79 million, primarily due to increases in Small Business and home equity lending credit reserves.  Noninterest income of $208 million increased $43 million from the comparable prior year period, primarily due to a $48 million gain on the sale of Visa shares.  Noninterest expenses of $466 million decreased $6 million from the same period in the prior year, primarily due to the first quarter 2008 reversal of a $13 million Visa loss sharing expense and a $17 million decrease in salaries resulting from the refinement in the application of SFAS 91, as described in Note 1 to these consolidated financial statements, partially offset by increases in net occupancy expense ($8 million), resulting primarily from new banking centers, allocated net corporate overhead expenses ($5 million), advertising expenses ($5 million) and salaries and employee benefits expense ($5 million).

Wealth & Institutional Management’s net income decreased $74 million to a net loss of $17 million for the nine months ended September 30, 2008, from net income of $57 million in the nine months ended September 30, 2007.  Net interest income (FTE) of $110 million was relatively unchanged from the comparable period in the prior year as decreases in loan and deposit spreads were offset by increases in average loan and deposit balances.  The provision for loan losses increased $17 million from the comparable period in the prior year, primarily due to an increase in reserves for the Private Banking loan portfolio.  Noninterest income of $220 million increased $9 million from the comparable period in the prior year, primarily due to increases in fiduciary income ($4 million) and insurance commission income ($3 million).  Noninterest expenses of $342 million increased $106 million from the same period in the prior year, primarily due to a $96 million charge related to the offer to repurchase, at par, auction-rate securities (ARS), as described in Note 16 to these consolidated financial statements, and an increase in allocated net corporate overhead expenses ($4 million), partially offset by a $5 million decrease in salaries resulting from the refinement in the application of SFAS 91, as described in Note 1 to these consolidated financial statements.

The net loss for the Finance Division was $10 million for the nine months ended September 30, 2008, compared to a net loss of $32 million for the nine months ended September 30, 2007.  Contributing to the decrease in net loss was a $24 million increase in net interest income (FTE), primarily due to an increase in investment securities available-for-sale, partially offset by the declining rate environment in which income received from the lending-related business decreased faster than the longer-term value attributed to deposits generated by the business units.

The net loss in the Other category was $31 million for the nine months ended September 30, 2008, compared to a net loss of $5 million for the nine months ended September 30, 2007, largely due to a $15 million decline in net income from principal investing and warrants.  The remaining decline in net income was due to timing differences between when corporate overhead expenses are reflected as a consolidated expense and when the expenses are allocated to the business segments.

Market Segments

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida.  In addition to the four primary geographic markets, Other Markets and International are also reported as market segments.  Note 14 to these consolidated financial statements contains a description and presents financial results of these market segments for the nine months ended September 30, 2008 and 2007.

The following table presents net income (loss) by market segment.

	Nine Months Ended June 30,
(dollar amounts in millions)	2008		2007
Midwest	$191	81%	$234	38%
Western	(21)	(9)	193	32
Texas	49	21	71	12
Florida	(7)	(3)	8	1
Other Markets	(3)	(1)	59	10
International	25	11	39	7
	234	100%	604	100%
Finance & Other Businesses*	(41)		(37)
Total	$193		$567

* Includes discontinued operations and items not directly associated with the market segments

The Midwest market’s net income decreased $43 million, or 18 percent, to $191 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  Net interest income (FTE) of $575 million decreased $100 million from the comparable period in the prior year, primarily due to a $38 million tax-related non-cash charge to income related to certain structured leasing transactions, a decline in deposit spreads caused by a competitive deposit pricing environment and a decline in loan spreads, partially offset by increases in average loan and deposit balances.  The provision for loan losses of $96 million increased $28 million the first nine months of 2008, compared to the first nine months of 2007, primarily due to increases in reserves for the Small Business, Middle Market and home equity lending loan portfolios.  Noninterest income of $414 million increased $63 million from the comparable period in the prior year due to a $39 million gain resulting from the first and third quarter 2008 sales of Visa shares, a $14 million gain on the sale of MasterCard shares in the second quarter 2008 and increases in bankcard fees ($5 million) and letter of credit fees ($4 million).  Noninterest expenses of $595 million decreased $7 million from the same period in the prior year, due to the first quarter 2008 reversal of a $10 million Visa loss sharing expense and a $23 million decrease in salaries resulting from the refinement in the application of SFAS 91, as described in Note 1 to these consolidated financial statements, partially offset by a $10 million increase in allocated net overhead expenses and a $10 million increase in provision for credit losses on lending-related commitments.

The Western market’s net income decreased $214 million to a net loss of $21 million for the nine months ended September 30, 2008, compared to net income of $193 million for the nine months ended September 30, 2007.  Net interest income (FTE) of $512 million decreased $50 million from the comparable prior year period, primarily due to a decline in deposit spreads caused by a competitive deposit pricing environment and a decline in loan spreads (excluding Financial Services Division), partially offset by the reduced negative impact of the Financial Services Division (see Footnote (2) to Table II on page 36) and a $1.1 billion increase in average loans, excluding the Financial Services Division.  The provision for loan losses of $309 million increased $293 million, primarily due to increases in reserves for the residential real estate development industry and the Middle Market and Small Business loan portfolios.  Noninterest income of $105 million for the nine months ended September 30, 2008, increased $9 million from the same period in 2007, primarily due to a $6 million increase in service charges on deposits and a $4 million increase in foreign exchange income.  Noninterest expenses of $335 million were relatively unchanged from the comparable period in the prior year as increases in allocated net overhead expenses ($10 million), net occupancy expense ($5 million), resulting primarily from new banking centers, the provision for credit losses on lending-related commitments ($3 million), advertising ($3 million) and nominal increases in several other expense categories were partially offset by a $25 million decrease in customer services expense and a $7 million decrease in salaries resulting from the refinement in the application of SFAS 91, as described in Note 1 to these consolidated financials statements.

The Texas market’s net income decreased $22 million, or 31 percent, to $49 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  Net interest income (FTE) of $220 million increased $7 million from the comparable period in the prior year, primarily due to an increase in average loan and deposit balances, partially offset by declines in loan and deposit spreads.  The provision for loan losses increased $32 million, primarily due to increases in reserves for the Middle Market, Small Business and Energy loan portfolios.  Noninterest income of $74 million increased $11 million from the same period in the prior year, primarily due to a $7 million gain on the sale of Visa shares.  Noninterest expenses of $182 million increased $14 million from the comparable period in the prior year, primarily due to increases in allocated net corporate overhead expenses ($5 million), net occupancy expense ($3 million), resulting primarily from new banking centers, advertising ($3 million) and nominal increases in several other expense categories, partially offset by a $4 million decrease in salaries resulting from the refinement in the application of SFAS 91, as described in Note 1 to these consolidated financial statements.

The Florida market’s net income decreased $15 million to a net loss of $7 million for the nine months ended September 30, 2008, compared to net income of $8 million for the nine months ended September 30, 2007.  Net interest income (FTE) of $35 million was relatively unchanged from the comparable period in the prior year.  The provision for loan losses increased $20 million, primarily due to increased credit reserves in the Commercial Real Estate and Private Banking loan portfolios and a large reserve related to a single customer in the Middle Market loan portfolio.  Noninterest income of $12 million was relatively unchanged and noninterest expenses of $32 million increased $4 million from the comparable period in the prior year.

The Other Markets’ net income decreased $62 million to a net loss of $3 million for the nine months ended September 30, 2008, compared to net income of $59 million in the nine months ended September 30, 2007.  Net interest income (FTE) of $108 million increased $7 million from the comparable period in the prior year, primarily due to increases in average loan and deposit balances and loan spreads, partially offset by a decline in deposit spreads.  The provision for loan losses increased $12 million, primarily due to increases in reserves for the residential real estate development industry and Global Corporate loan portfolio.  Noninterest income of $39 million was relatively unchanged from the comparable period in the prior year.  Noninterest expenses of $169 million increased $102 million from the comparable period in the prior year, primarily due to a $96 million charge related to the offer to repurchase, at par, auction-rate securities (ARS) from certain customers in the third quarter 2008 and increases in the provision for credit losses on lending-related commitments ($3 million) and allocated net corporate overhead expenses ($3 million).

The International market’s net income decreased $14 million, to $25 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  Net interest income (FTE) of $45 million decreased $7 million from the comparable period in the prior year, primarily due to a decrease in average deposit balances, partially offset by an increase in average loan balances.  The provision for loan losses increased $10 million from a negative provision of $12 million for the first nine months of 2007, to a negative provision of $2 million for the comparable 2008 period, due to higher loan loss recoveries in 2007.  Noninterest income of $24 million decreased $4 million from the comparable period in the prior year, primarily due to a $3 million gain on the sale of investment securities in the third quarter 2007.  Noninterest expenses of $31 million remained relatively unchanged from the comparable period in the prior year.

The net loss for the Finance & Other Business segment was $41 million for the nine months ended September 30, 2008, compared to a net loss of $37 million for the nine months ended September 30, 2007.  The $4 million increase in net loss was due to the same reasons noted in the Finance Division and the Other category discussions under the “Business Segments” heading.

The following table lists the number of the Corporation’s banking centers by market segment at September 30:

	2008	2007
Midwest (Michigan)	233	240
Western:
California	90	75
Arizona	10	5
Total Western	100	80

Texas	80	73
Florida	10	9
International	1	1
Total	424	403

Financial Condition

Total assets were $65.2 billion at September 30, 2008, compared to $62.3 billion at year-end 2007 and $60.0 billion at September 30, 2007.  Investment securities available-for-sale increased $1.9 billion, from $6.3 billion at December 31, 2007, to $8.2 billion at September 30, 2008, primarily due to the purchase of approximately $2.9 billion of AAA-rated mortgage-backed securities issued by government sponsored entities (FNMA, FHLMC) in the first nine months of 2008, to assist in managing interest rate risk.  Total period-end loans increased $812 million, or two percent, to $51.6 billion from December 31, 2007 to September 30, 2008. On an average basis, total loans increased $809 million, or two percent, to $51.5 billion in the third quarter 2008, compared to $50.7 billion in the fourth quarter 2007. Excluding Financial Services Division loans, average loans showed growth in most business lines: Global Corporate Banking (13 percent), Private Banking (12 percent), Specialty Businesses (five percent), Commercial Real Estate (two percent) and Small Business (three percent), from the fourth quarter 2007 to the third quarter 2008.  Excluding Financial Services Division loans, average loans grew $1.3 billion, or three percent, with growth in all markets from the fourth quarter 2007 to the third quarter 2008:  Texas (four percent), Midwest (three percent), Western (two percent), Florida (11 percent) and International (five percent).

The Corporation implemented a loan optimization plan with the goal of increasing loan spreads and customer relationship returns and remaining selective in terms of new business in an increasingly challenging economic environment.  As a result of the loan optimization plan, total period-end loans decreased $196 million from June 30, 2008 to September 30, 2008.  Total outstanding commercial commitments to extend credit decreased $2.6 billion, or four percent, from June 30, 2008 to September 30, 2008.  The utilization of outstanding commercial commitments to extend credit increased two percent to 51 percent from June 30, 2008 to September 30, 2008.  Increased line utilization was focused in business lines maintaining large corporate relationships.  The Corporation believes the increased utilization can be partly attributed to recent credit market disruptions. On an average basis, total loans decreased $859 million, or two percent, in the third quarter 2008 when compared to the second quarter 2008.  Customer draws on existing lines of credit may impact the results of the loan optimization plan.

Management currently expects low to mid single-digit average loan growth for full-year 2008, compared to full-year 2007, with loans declining in the fourth quarter 2008.

Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $15.2 billion at September 30, 2008, of which $5.6 billion, or 37 percent, were to borrowers in the Commercial Real Estate line of business, which includes loans to residential real estate developers.  The $9.6 billion of commercial real estate loans in other business lines consist primarily of owner-occupied commercial mortgages.  The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate line of business by project type and location of property:

(dollar amounts in millions)	Location of Property
September 30, 2008					Other
Project Type:	Western	Michigan	Texas	Florida	Markets	Total	% of Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single Family	$706	$77	$116	$184	$93	$1,176	29%
Land Development	243	80	124	36	27	510	13
Total Residential	949	157	240	220	120	1,686	42
Other construction:
Retail	241	135	301	68	64	809	21
Land Development	2	7	37	—	23	69	2
Multi-family	148	15	170	103	119	555	14
Multi-use	202	33	46	62	16	359	9
Office	134	21	88	7	29	279	7
Commercial	80	28	26	5	13	152	4
Other	2	—	8	—	18	28	1
Total	$1,758	$396	$916	$465	$402	$3,937	100%

Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Single Family	$18	$3	$4	$9	$7	$41	2%
Land Carry	208	89	46	58	19	420	26
Total Residential	226	92	50	67	26	461	28
Other commercial mortgage:
Land Carry	172	79	17	27	12	307	18
Multi-family	18	66	60	81	67	292	18
Office	97	55	38	18	6	214	13
Retail	82	60	4	3	52	201	12
Commercial	57	31	6	—	10	104	6
Multi-use	7	11	—	—	56	74	4
Other	—	2	—	—	13	15	1
Total	$659	$396	$175	$196	$242	$1,668	100%

Total liabilities increased $2.9 billion, or five percent, from $57.2 billion at December 31, 2007, to $60.1 billion at September 30, 2008.  Total deposits decreased $4.8 billion, or 11 percent, to $39.5 billion at September 30, 2008, from $44.3 billion at December 31, 2007. Core deposits, which exclude institutional certificates of deposit and foreign office time deposits, decreased $1.8 billion, or five percent, from December 31, 2007 to September 30, 2008, including a $576 million decrease in deposits in the Financial Services Division. Institutional certificates of deposit decreased $2.5 billion and foreign office time deposits decreased $466 million. Deposits in the Financial Services Division, which include title and escrow deposits and fluctuate with the level of home mortgage financing and refinancing activity, were $2.7 billion at September 30, 2008, compared to $3.3 billion at December 31, 2007.  Financial Services Division noninterest-bearing deposits decreased $388 million, to $1.8 billion at September 30, 2008, compared to $2.2 billion at December 31, 2007. Medium and long-term debt increased $6.6 billion to $15.4 billion at September 30, 2008, from $8.8 billion at December 31, 2007, as a result of $7.5 billion of new medium-term Federal Home Loan Bank (FHLB) advances in the first nine months of 2008.  For further information on the FHLB advances, see Note 5 to these consolidated financial statements.  Short-term borrowings increased $818 million to $3.6 billion at September 30, 2008, from $2.8 billion at December 31, 2007, primarily due to borrowings under the Federal Reserve Term Auction Facility (TAF).  The TAF provides access to short-term funds at generally favorable rates.

Capital

Shareholders’ equity was $5.1 billion at both September 30, 2008 and December 31, 2007.  The following table presents a summary of changes in shareholders’ equity for the nine month period ended September 30, 2008:

(in millions)
Balance at January 1, 2008		$ 5,117
Retention of earnings (net income less cash dividends declared)		(105)
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$ 37
Cash flow hedges	1
Defined benefit and other postretirement plans adjustment	10
Total change in accumulated other comprehensive income (loss)		48
Net purchase of common stock under employee stock plans		(1)
Recognition of share-based compensation expense		41
Balance at September 30, 2008		$ 5,100

As shown in the table above, cash dividends declared exceeded net income for the first nine months of 2008. It is not uncommon for this to occur in an economic downturn.  To allow for greater internal capital retention, the Corporation announced in September, 2008, the Board of Directors’ intention to reduce the fourth quarter 2008 dividend to $0.33 per share.

In November, 2007, the Board of Directors of the Corporation authorized the purchase up to 10 million shares of Comerica Incorporated outstanding common stock in addition to the remaining unfilled portion of the November, 2006 authorization.  There is no expiration date for the Corporation’s share repurchase program.  No shares were purchased as part of the Corporations’ publicly announced repurchase program in the first nine months of 2008.

The following table summarizes the Corporation’s share repurchase activity for the nine months ended September 30, 2008.

	Total Number of Shares
	Purchased as Part of Publicly	Remaining Share	Total Number
	Announced Repurchase Plans	Repurchase	of Shares	Average Price
(shares in thousands)	or Programs	Authorization (1)	Purchased (2)	Paid Per Share
Total first quarter 2008	—	12,576	18	$40.06
Total second quarter 2008	—	12,576	24	34.52
July 2008	—	12,576	9	26.83
August 2008	—	12,576	7	29.57
September 2008	—	12,576	—	—
Total third quarter 2008	—	12,576	16	28.22
Total year-to-date 2008	—	12,576	58	$34.53

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

The Corporation’s capital ratios exceed minimum regulatory requirements as follows:

	September 30, 2008		December 31, 2007
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common*	$5,081	6.69%	$5,145	6.85%
Tier 1 risk-based (4.00% - minimum)*	5,576	7.35	5,640	7.51
Total risk-based (8.00% - minimum)*	8,520	11.22	8,410	11.20
Leverage (3.00% - minimum)*	5,576	8.59	5,640	9.26
Tangible common equity	4,937	7.60	4,954	7.97

* September 30, 2008 capital and ratios are estimated.

At September 30, 2008, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (Tier 1 risk-based capital, total risk-based capital and leverage ratios greater than six percent, 10 percent and five percent, respectively).  The $96 million auction-rate securities charge and related commitment to repurchase reduced the estimated Tier 1 common, Tier 1 and total capital ratios by 21 basis points, 22 basis points and 29 basis points, respectively, at September 30, 2008.  Based on an interim decision issued by the banking regulators in 2006, the after-tax charge to shareholders’ equity associated with the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R),” was excluded from the calculation of regulatory capital ratios.  Therefore, for purposes of calculating regulatory capital ratios, shareholders’ equity was increased by $160 million and $170 million on September 30, 2008 and December 31, 2007, respectively.

Federal Temporary Liquidity Guarantee and Capital Purchase Program

In October 2008, the Federal Deposit Insurance Corporation (FDIC) announced the voluntary Temporary Liquidity Guarantee Program, designed to strengthen confidence and encourage liquidity in the banking system. The Program would guarantee all newly issued senior unsecured debt of banks, thrifts and certain financial holding companies issued on or before June 30, 2009, not to exceed 125 percent of debt outstanding as of September 30, 2008 that was scheduled to mature before June 30, 2009.  All newly issued senior unsecured debt issued under this Program would be charged an annualized fee equal to 75 basis points of the amount of debt. The Program also would provide unlimited protection to all noninterest-bearing deposit transaction accounts through December 31, 2009, regardless of the dollar amount. Following are additional facts regarding the Program’s unlimited deposit insurance initiative:

•                  Any participating depository institution (such as a bank) would be able to provide full deposit insurance coverage for noninterest-bearing deposit transaction accounts—most often used by small businesses to cover day-to-day operations—regardless of the dollar amount. Business customers that maintain payroll and other accounts that often exceed the current maximum limit of $250,000 will now be covered.

•                  This new, temporary increased coverage would expire at the end of 2009.

•                  This unlimited coverage is in addition to the increased FDIC limits approved on October 3, 2008, which increased insurance coverage limits on all deposits from $100,000 to $250,000 per account and also expires at the end of 2009.

•                  A 10 basis point annualized surcharge would be applied to those accounts not otherwise covered by the existing deposit insurance limit of $250,000, in addition to the existing risk-based deposit insurance premium paid on those deposits.

All FDIC-insured institutions will be covered under the Program for the first 30 days without incurring any costs. After the initial 30-day period, banks will be assessed the fees noted above for continued participation.

The Corporation expects to participate in both the senior unsecured debt guarantee and the noninterest-bearing deposit insurance coverage provided by the Temporary Liquidity Guarantee Program.

Also in October 2008, the U.S. Department of the Treasury (“U.S. Treasury”) announced the voluntary Capital Purchase Program.  According to the U.S. Treasury, the Program is designed to encourage U.S. financial institutions to build capital and increase the flow of financing to U.S. businesses and consumers to support the U.S. economy. Under the Program, the U.S. Treasury will purchase up to $250 billion of senior preferred shares issued by financial institutions that elect to participate in the Program.

The amount available to participating institutions under the Program ranges from a minimum subscription of one percent of risk-weighted assets to a maximum of the lesser of three percent of risk-weighted assets or $25 billion.  On October 27, 2008, the Corporation announced it had received preliminary approval from the U.S. Treasury to participate in the program for the maximum amount of $2.25 billion of senior preferred shares.  The senior preferred shares would qualify as Tier 1 capital and are expected to increase the Corporation’s Tier 1 risk-based capital ratio from an estimated 7.35 percent at September 30, 2008, to an estimated 10.35 percent.  The U.S. Treasury is expected to fund the senior preferred shares by December 31, 2008.

The senior preferred shares would qualify as Tier 1 capital and would pay a cumulative dividend rate of five percent per annum for the first five years and a rate of nine percent per annum after year five. The senior preferred shares would be non-voting, other than class voting rights on matters that could adversely affect the shares. The senior preferred shares would be callable at par after three years. Prior to the end of three years, the senior preferred shares may be redeemed at par with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock resulting in proceeds of not less than 25 percent of the issue price of the senior preferred shares. The U.S. Treasury may also transfer the senior preferred shares to a third party at any time. In conjunction with the purchase of senior preferred shares, the U.S. Treasury would receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment. The exercise price on the warrants would be the market price of the participating institution’s common stock at the time of issuance, calculated on a 20-trading day trailing average.

Companies participating in the Program must adopt the Treasury Department’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under this Program.  These standards generally apply to the chief executive officer, chief financial officer, plus the three most highly compensated executive officers. In addition, companies would agree not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

Risk Management

The following updated information should be read in conjunction with the “Risk Management” section on pages 44-61 of the Corporation’s 2007 Annual Report.

Credit Risk

Allowance for Credit Losses and Nonperforming Assets

The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance for loan losses provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management.  The Corporation performs a detailed credit quality review quarterly on both large business and certain large consumer and residential mortgage loans that have deteriorated below certain levels of credit risk and may allocate a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying estimated loss ratios, based on numerous factors identified below, to the loans within each risk rating.  In addition, a portion of the allowance is allocated to these remaining loans based on industry specific risks inherent in certain portfolios that have experienced above average losses, including portfolio exposures to retail trade (gasoline delivery), California residential real estate development and Small Business Administration loans.  Furthermore, a portion of the allowance is allocated to these remaining loans based on specific risks inherent in certain portfolios that have not yet manifested themselves in the risk ratings, including exposure to the automotive industry. The portion of the allowance allocated to all other consumer and residential mortgage loans is determined by applying estimated loss ratios to various segments of the loan portfolios. Estimated loss ratios for all portfolios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis, including information on migration and loss given default studies from each of the three largest domestic geographic markets (Midwest, Western and Texas), as well as mapping to bond tables.  The allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, provides for probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees.  Lending-related commitments for which it is probable that the commitment will be drawn (or sold) are reserved with the same estimated loss rates as loans, or with specific reserves.  In general, the probability of draw for letters of credit is considered certain once the credit becomes a watch list credit.  Non-watch list letters of credit and all unfunded commitments have a lower probability of draw, to which standard loan loss rates are applied.

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

The total allowance for loan losses is available to absorb losses from any segment within the portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance. Inclusion of other industry specific portfolio exposures in the allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in the need for additional provision for loan losses in order to maintain an allowance that complies with credit risk and accounting policies.  At September 30, 2008, the total allowance for loan losses was $712 million, an increase of $155 million from $557 million at December 31, 2007.  The increase resulted primarily from an increase in individual and industry reserves for customers in the residential real estate development industry located in the Western market (primarily California) and the retail trade (gasoline delivery) industry, mostly in the Midwest.  These increases were partially offset by reductions in individual and industry reserves for customers in the Michigan residential real estate development industry.  The allowance for loan losses as a percentage of total period-end loans was 1.38 and 1.10 percent at September 30, 2008, and December 31, 2007, respectively.

The allowance for credit losses on lending-related commitments was $40 million at September 30, 2008, an increase of $19 million from $21 million at December 31, 2007, resulting primarily from increases in specific reserves related to unused commitments extended to customers in the Michigan commercial real estate and California residential real estate development industries and standby letters of credit extended to customers in the Michigan commercial real estate industry.

Nonperforming assets at September 30, 2008 were $881 million, compared to $423 million at December 31, 2007, an increase of $458 million, or 108 percent. The allowance for loan losses as a percentage of nonperforming loans decreased to 82 percent at September 30, 2008, from 138 percent at December 31, 2007.  Recent significant inflows of residential real estate development nonperforming loans, for which appropriate reserves have been established and charge-offs have been taken, contributed to the decrease in the allowance coverage ratio. Real estate-related loans may remain as nonperforming loans for longer periods than other types of nonperforming loans. While the allowance coverage ratio declined, the decline did not reflect a change in the methodology of developing the allowance based on the underlying loan portfolios.  The carrying value of nonaccrual loans as a percentage of contractual value was 68 percent at September 30, 2008, compared to 71 percent at December 31, 2007 and 70 percent at September 30, 2007.

Nonperforming assets at September 30, 2008 and December 31, 2007 were categorized as follows:

	September 30,	December 31,
(in millions)	2008	2007
Nonaccrual loans:
Commercial	$206	$75
Real estate construction:
Commercial Real Estate business line	386	161
Other business lines	5	6
Total real estate construction	391	167
Commercial mortgage:
Commercial Real Estate business line	137	66
Other business lines	114	75
Total commercial mortgage	251	141
Residential mortgage	8	1
Consumer	4	3
Lease financing	—	—
International	3	4
Total nonaccrual loans	863	391
Reduced-rate loans	—	13
Total nonperforming loans	863	404
Foreclosed property	18	19
Total nonperforming assets	$881	$423

Loans past due 90 days or more and still accruing	$97	$54

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2008	June 30, 2008	March 31, 2008
Nonaccrual loans at beginning of period	$ 731	$ 538	$ 391
Loans transferred to nonaccrual (1)	280	304	281
Nonaccrual business loan gross charge-offs (2)	(116)	(113)	(108)
Loans transferred to accrual status (1)	—	—	—
Nonaccrual business loans sold (3)	(19)	—	(15)
Payments/Other (4)	(13)	2	(11)
Nonaccrual loans at end of period	$ 863	$ 731	$ 538

(1) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(2) Analysis of gross loan charge-offs:
Nonaccrual business loans	$ 116	$ 113	$ 108
Performing watch list loans	—	1	1
Consumer and residential mortgage loans	6	4	7
Total gross loan charge-offs	$ 122	$ 118	$ 116
(3) Analysis of loans sold:
Nonaccrual business loans	$ 19	$ —	$ 15
Performing watch list loans	3	7	6
Total loans sold	$ 22	$ 7	$ 21

(4) Includes net changes related to nonaccrual loans with balances less than $2 million, other than  business loan gross charge-offs and nonaccrual business loans sold, and payments on nonaccrual loans with book balances greater than $2 million.

The following table presents the number of nonaccrual loan relationships with book balances greater than $2 million and balance by size of relationship at September 30, 2008.

(dollar amounts in millions)	Number of
Nonaccrual Relationship Size	Relationships	Balance

$2 million - $5 million	50	$163
$5 million - $10 million	29	213
$10 million - $25 million	22	295
Greater than $25 million	2	56
Total loan relationships greater than $2 million at September 30, 2008	103	$728

Loan relationships with balances greater than $2 million transferred to nonaccrual status totaled $280 million in the third quarter 2008, a decrease of $24 million from $304 million in the second quarter 2008.  Of the transfers to nonaccrual in the third quarter 2008, $145 million were from the Commercial Real Estate business line, a decrease of $43 million from $188 million in the second quarter 2008, including $81 million located in the Western market, and $81 million were from the Middle Market business line.  There were 11 loan relationships greater than $10 million transferred to nonaccrual in the third quarter 2008.  These loans totaled $160 million, of which $90 million were to companies in the real estate industry.

The following table presents a summary of total internally classified watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans).  Total watch list loans increased both in dollars and as a percentage of the total loan portfolio from December 31, 2007 to September 30, 2008.  However, the rate of increase was significantly slower in the second and third quarters of 2008 than that experienced in the first quarter 2008.

(dollar amounts in millions)	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Total watch list loans	$5,270	$4,807	$4,621	$3,464
As a percentage of total loans	10.2%	9.3%	8.8%	6.8%

The following table presents a summary of nonaccrual loans at September 30, 2008, and loan relationships transferred to nonaccrual and net loan charge-offs during the three months ended September 30, 2008, based primarily on the Standard Industrial Classification (SIC) industry categories.

			Three Months Ended
(dollar amounts in millions)	September 30, 2008		September 30, 2008
Industry Category	Nonaccrual Loans		Loans Transferred to Nonaccrual *		Net Loan Charge-Offs (Recoveries)
Real Estate	$506	59%	$110	39%	$ 55	47%
Services	65	7	15	5	6	5
Manufacturing	60	7	46	17	14	12
Retail Trade	57	7	3	1	9	8
Contractors	52	6	51	18	10	9
Wholesale Trade	37	4	38	14	10	9
Utilities	26	3	—	—	—	—
Technology-related	11	1	3	1	3	2
Transportation	11	1	—	—	1	1
Automotive	9	1	—	—	—	—
Consumer Non-Durables	8	1	11	4	6	5
Churches	5	1	—	—	—	—
Other**	16	2	3	1	2	2
Total	$863	100%	$280	100%	$116	100%

*	Based on an analysis of nonaccrual loan relationships with book balances greater than $2 million.
**	Consumer nonaccrual loans and net charge-offs are included in the “Other” category.

Net credit-related charge-offs for the third quarter 2008 were $116 million, or 0.90 percent of average total loans, compared to $40 million, or 0.32 percent, for the third quarter 2007.

For further discussion of credit risk, see pages 44-60 in the Corporation’s 2007 Annual Report.

Other Matters

On October 27, 2008, Visa Inc. (Visa) announced that it had agreed to settle litigation with Discover Financial Services.  The Corporation sold its remaining ownership of Visa Shares in the third quarter 2008.  The impact of the settlement is not significant to the indemnification agreement related to the sale.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate

Net interest income is the predominant source of revenue for the Corporation.  Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation’s balance sheet is predominantly characterized by floating rate commercial loans funded by a combination of core deposits and wholesale borrowings.  This creates a natural imbalance between the floating rate loan portfolio and the more slowly repricing deposit products.  The result is that growth in our core businesses will lead to a greater sensitivity to interest rate movements, without mitigating actions.  Examples of such actions are purchasing investment securities, primarily fixed rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity or hedging the sensitivity with interest rate swaps.  In the third quarter 2008, the Corporation entered into $900 million of risk management interest rate swaps as part of its cash flow hedging strategy.  The Corporation actively manages its exposure to interest rate risk with the principal objective of optimizing net interest income while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

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

The table below as of September 30, 2008, and December 31, 2007, displays the estimated impact on net interest income during the next 12 months by relating the unchanged interest rate scenario results to those from the 200 basis point non-parallel shock described above.  The change in interest rate sensitivity from December 31, 2007, to September 30, 2008, was primarily the result of loan and deposit growth, activities in the Financial Services Division, growth in the investment securities portfolio and the maturity of interest rate swaps.

	September 30, 2008		December 31, 2007
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$ 41	2%	$ 38	2%
-200 basis points	(58)	(3)	(36)	(2)

The Corporation also performs an economic value of equity analysis for a longer term view of the interest rate risk position. The economic value of equity analysis begins with an estimate of the mark-to-market valuation of the Corporation’s balance sheet and then applies the estimated impact of rate movements upon the market value of assets, liabilities and off-balance sheet instruments. The economic value of equity is then calculated as the difference between the market value of assets and liabilities net of the impact of off-balance sheet instruments.  As with net interest income shocks, a variety of alternative scenarios are performed to measure the impact on economic value of equity, including changes in the level, slope and shape of the yield curve.

The table below as of September 30, 2008, and December 31, 2007, displays the estimated impact on the economic value of equity from a 200 basis point immediate parallel increase or decrease in interest rates. The change in economic value of equity from December 31, 2007, to September 30, 2008, was primarily the result of a change in the funding mix, growth in the investment securities portfolio and the maturity of interest rate swaps.

	September 30, 2008		December 31, 2007
(in millions)	Amount	%	Amount	%

Change in Interest Rates:
+200 basis points	$ (13)	—%	$ 241	3%
-200 basis points	(880)	(9)	(789)	(9)

Wholesale Funding

Since market disruptions began in the latter half of 2008, it has been increasingly difficult for market participants to borrow funds with maturities beyond one year.  The Corporation satisfies liquidity requirements with various funding sources. The Corporation may access the purchased funds market.  Purchased funds, comprised of institutional certificates of deposit, foreign office time deposits and short-term borrowings were $8.1 billion at September 30, 2008, compared to $10.2 billion at December 31, 2007.  Capacity for incremental purchased funds at September 30, 2008, consisted mostly of federal funds purchases, brokered certificates of deposits, securities sold under agreements to repurchase and borrowings under the Federal Reserve Term Auction Facility. In February 2008, Comerica Bank (the Bank), a subsidiary of the Corporation, became a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB.  As of September 30, 2008, the Corporation had $7.5 billion of outstanding borrowings from the FHLB with original maturities ranging from 1-6 years, and substantial collateral to support additional borrowings.  Another source, if needed, would be liquid assets, including cash and due from banks, federal funds sold and securities purchased under agreements to resell, other short-term investments and investment securities available-for-sale, which totaled $9.8 billion at September 30, 2008, compared to $8.1 billion at December 31, 2007. Additionally, the Corporation also had available approximately $10 billion from a collateralized borrowing account with the Federal Reserve Bank and, if market conditions were to permit, could issue up to $10.3 billion of debt under an existing senior note program at September 30, 2008.  Also, see page 46 for details related to the Federal Temporary Liquidity Guarantee and Capital Purchase Programs.

Other

At September 30, 2008, the Corporation had a $67 million portfolio of indirect (through funds) private equity and venture capital investments, with commitments of $33 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable, and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value.  Approximately $13 million of the underlying equity and debt (primarily equity) in these funds are to companies in the automotive industry.  The automotive-related positions do not represent a majority of any one fund’s investments, and therefore, the exposure related to these positions is mitigated by the performance of other investment interests within the fund’s portfolio of companies.

The Corporation holds approximately 430 warrants for generally non-marketable equity securities.  These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process.  As discussed in Note 1 to these consolidated financial statements in the Corporation’s 2007 Annual Report, a net exercise provision embedded in these warrant agreement classifies these warrants as derivatives which must be recorded at fair value.  The value of all warrants that are carried at fair value ($10 million at September 30, 2008) is at risk to changes in equity markets, general economic conditions and other factors.  The majority of new warrants obtained as part of the loan origination process no longer contain an embedded net exercise provision.  During the first quarter 2008, the Corporation adopted SFAS 157, “Fair Value Measurements”, as discussed in Note 1 to these consolidated financial statements.  Upon adoption, the estimated fair value of warrants carried at fair value was adjusted to reflect a discount for lack of liquidity, resulting in a $2 million pre-tax charge to earnings.

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

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to these consolidated financial statements included in the Corporation’s 2007 Annual Report, as updated in Note 1 to the unaudited consolidated financial statements in this report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for allowance for credit losses, pension plan accounting, income taxes and valuation methodologies. These policies are reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages 62-66 of the Corporation’s 2007 Annual Report.  As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2007 Annual Report, aside from certain refinements to estimates and assumptions related to the January 1, 2008 adoption of SFAS 157, “Fair Value Measurements,” (SFAS 157) as discussed below and described in greater detail in Note 13 to these consolidated financial statements.

Fair Valuation of Financial Instruments

On January 1, 2008, the Corporation adopted SFAS 157 which defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date.

The Corporation utilizes fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. SFAS 157 differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Securities available-for-sale, trading securities, derivatives and certain liabilities are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. Further, the notes to these consolidated financial statements include information about the extent to which fair value is used to measure assets and liabilities and the valuation methodologies used.

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

For assets and liabilities recorded at fair value, it is the Corporation’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements for those items where there is an active market.  When available, the Corporation utilizes quoted market prices to measure fair value.  If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently sourced market parameters, including interest rate yield curves, prepayment speeds, option volatilities and currency rates. Substantially all of the Corporation’s financial instruments use either of the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded in the Corporation’s financial statements.  However, in certain cases, when market observable inputs for model-based valuation techniques may not be readily available, the Corporation is required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument.  The models used by the Corporation to determine fair value adjustments are periodically evaluated by management for relevance under current facts and circumstances.

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

At September 30, 2008, $8.8 billion, or 14 percent of total assets, consisted of financial instruments recorded at fair value on a recurring basis. Substantially all of these financial instruments were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements. Less than one percent of these financial assets were measured using model-based techniques, or Level 3 measurements. The financial assets valued using Level 3 measurements included warrants and securities in less liquid markets.  At September 30, 2008, one percent of total liabilities, or $516 million, consisted of financial instruments recorded at fair value on a recurring basis.

At September 30, 2008, $970 million, or two percent of total assets, consisted of financial instruments recorded at fair value on a nonrecurring basis. Approximately 95 percent of these financial instruments were measured using model-based techniques, or Level 3 measurements, and the remainder of these financial instruments were measured using Level 2 measurement valuation methodologies involving market-based or market-derived information.  The financial assets valued using Level 3 measurements included private equity investments, loan servicing rights and certain foreclosed assets.  At September 30, 2008, no liabilities were measured at fair value on a nonrecurring basis.

See Note 13 to these consolidated financial statements for a complete discussion on the Corporation’s use of fair valuation of financial instruments and the related measurement techniques.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Comerica Securities, Inc. (“Comerica Securities”), an indirect subsidiary of the Registrant, entered into an agreement in principle, attached hereto as Exhibit 10.1 (the “Term Sheet”), with the Financial Industry Regulatory Authority (“FINRA”), effective September 18, 2008, to resolve FINRA’s auction-rate securities (“ARS”) investigation of Comerica Securities.

Among other things, the Term Sheet indicated that Comerica Securities, or an affiliate, will offer to repurchase at par ARS that are subject to auctions that have not been successful as of the date of the Term Sheet and that are not subject to current calls or redemptions (“Eligible ARS”) from the following types of investors who purchased ARS through Comerica Securities at any time between May 31, 2006 and February 28, 2008 into accounts maintained at Comerica Securities: (i) natural persons, (ii) non-profit charitable organizations and (iii) religious corporations or entities, as well as other beneficial holders, including corporations, trusts, pension plans and other entities with total ARS account values held at Comerica Securities of up to $10 million (collectively, the “Retail Investors”) (the “Buyback”). The Buyback of Eligible ARS from Retail Investors will commence no later than thirty (30) days following the date a Letter of Acceptance Waiver and Consent (“AWC”) is accepted by FINRA and be completed no later than sixty (60) days thereafter such AWC acceptance date.

The Term Sheet also provided that Comerica Securities will: (1) within six (6) months following the date an AWC is accepted by FINRA, use its “best efforts” to offer to provide liquidity to all other investors who are not Retail Investors and who purchased Eligible ARS from Comerica Securities at any time between May 31, 2006 and February 28, 2008, (2) pay the difference between par and the price at which a Retail Investor sold ARS below par between February 28, 2008 and the date of the Term Sheet, (3) notify Retail Investors that an independent arbitrator selected under the auspices of FINRA will be available to arbitrate any Retail Investor consequential damages claims, and (4) submit an AWC under which it neither admits nor denies any allegations of wrongdoing, and pursuant to which Comerica Securities will agree to the imposition of a censure and the payment to FINRA of a $750,000 fine. Comerica Securities further agreed to provide notice to Retail Investors of the terms set forth in the Term Sheet no later than ten (10) days after FINRA’s acceptance of the AWC. Upon acceptance of the fully executed AWC, FINRA shall conclude its investigation relating to the liability of Comerica Securities.

In addition, Comerica Securities, in conjunction with Comerica Bank, separately offered to repurchase at par ARS held for sale by its institutional clients - businesses and other entities with ARS account values of in excess of $10 million - who purchased ARS through Comerica Securities prior to February 28, 2008. These repurchases will occur between October 1, 2008 and December 19, 2008.

Comerica Securities and Comerica Bank also reached an agreement with the State of Michigan Attorney General and the Michigan Office of Financial and Insurance Regulation to resolve ARS investigations of Comerica Securities. Pursuant to the terms of such agreement, dated September 18, 2008, Comerica Securities agreed to pay the State of Michigan a civil penalty of $10,000 and contribute $100,000 to the Michigan Investor Protection Fund.

Comerica Securities, in conjunction with Comerica Bank, as noted on page 31, began offering to repurchase eligible ARS on October 1, 2008 and expects to conclude the offers to repurchase within the agreed upon time frame.  Comerica Securities is responsible for the payment of the noted fine, penalty and contribution.

For additional information regarding the Corporation’s legal proceedings, see “Part 1. Item I. Note 12 – Contingent Liabilities,” which is incorporated herein by reference.

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

(10.1)                   FINRA Settlement Term Sheet

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

COMERICA INCORPORATED
(Registrant)

/s/ Marvin J. Elenbaas .
Marvin J. Elenbaas
Senior Vice President and
Controller
(Chief Accounting Officer and Duly Authorized Officer of the Registrant)

Date: October 31, 2008

EXHIBIT INDEX

Exhibit No.	Description

10.1	FINRA Settlement Term Sheet

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)