Form 10-K
period 2008-12-31
COMERICA INC /NEW/
filed 2009-02-24
CIK 28412

Use these links to rapidly review the document

Comerica Incorporated and Subsidiaries FORM 10-K CROSS-REFERENCE INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

Commission file number 1-10706

COMERICA INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-1998421
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

Comerica Bank Tower
1717 Main Street, MC 6404
Dallas, Texas 75201
(Address of Principal Executive Offices) (Zip Code)

(214) 462-4831
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
• Common Stock, $5 par value
• Rights to acquire Series D Preferred Stock, no par value
These securities are registered on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Exchange Act:
• Floating Rate Senior Notes due 2010
• 6.576% Capital Securities of Comerica Capital Trust II due 2037

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes    No ☐

         Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    No ☒

         At June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant's common stock, $5 par value, held by non-affiliates had an aggregate market value of approximately $3,691,311,258 based on the closing price on the New York Stock Exchange on that date of $25.63 per share and approximately 144,023,069 shares of common stock held by non-affiliates. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica's Trust Department holds for Comerica and Comerica's employee plans, and all common shares the registrant's directors and executive officers hold, are held by affiliates.

         At February 19, 2009, the registrant had outstanding 151,212,276 shares of its common stock, $5 par value.

Documents Incorporated by Reference:

1.
Parts I and II:

  Items 1, 3, 5-8 and 9A—Annual Report to Shareholders for the year ended December 31, 2008.

2.
Part III:

  Items 10-14—Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2009.

PART I

Item 1.    Business.

GENERAL

        Comerica Incorporated ("Comerica") is a financial services company, incorporated under the laws of the State of Delaware, and headquartered in Dallas, Texas. As of December 31, 2008, it was among the 20 largest commercial bank holding companies in the United States. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank, which at such time was a Michigan banking corporation and one of Michigan's oldest banks (formerly Comerica Bank-Detroit). On October 31, 2007, Comerica Bank, a Michigan banking corporation, was merged with and into Comerica Bank, a Texas banking association ("Comerica Bank"). As of December 31, 2008, Comerica owned directly or indirectly all the outstanding common stock of 2 active banking and 61 non-banking subsidiaries. At December 31, 2008, Comerica had total assets of approximately $67.5 billion, total deposits of approximately $42.0 billion, total loans (net of unearned income) of approximately $50.5 billion and shareholders' equity of approximately $7.2 billion.

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

        The Finance segment includes Comerica's securities portfolio and asset and liability management activities. This segment is responsible for managing Comerica's funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage Comerica's exposure to liquidity, interest rate risk and foreign exchange risk.

        In addition, Comerica has positioned itself to deliver financial services in its four primary geographic markets: Midwest, Western, Texas and Florida.

        The Midwest market consists of Michigan, Ohio and Illinois. The Michigan operations represent the significant majority of the Midwest market.

        The Western market consists of the states of California, Arizona, Nevada, Colorado and Washington. Currently, California operations represent the significant majority of the Western market.

        The Texas and Florida markets consist of the states of Texas and Florida, respectively.

        In addition to the four primary geographic markets, Comerica also considers Other Markets and International as market segments. Other Markets include businesses with a national perspective, Comerica's investment management and trust alliance businesses as well as activities in all other markets in which Comerica has operations, except for the International market. The International market represents the activities of Comerica's international finance division, which provides banking services primarily to foreign-owned, North American-based companies and secondarily to international operations of North American-based companies.

        We provide financial information for our segments and information about our non-U.S. revenues and long-lived assets: (1) under the caption, "Strategic Lines of Business" on pages 27 through 31 of Comerica's Annual Report to Shareholders for the year ended December 31, 2008, which pages are hereby incorporated by reference; and (2) in Note 25 of the Notes to Consolidated Financial Statements located on pages 133 through 138 of Comerica's Annual Report to Shareholders for the year ended December 31, 2008, which pages are hereby incorporated by reference.

        We provide information about the net interest income and noninterest income we received from our various classes of products and services: (1) under the caption, "Table 2: Analysis of Net Interest Income—Fully Taxable Equivalent (FTE)" on page 16 of Comerica's Annual Report to Shareholders for the year ended December 31, 2008, which page is hereby incorporated by reference; (2) under the caption "Net Interest Income" on pages 18 and 19 of Comerica's Annual Report to Shareholders for the year ended December 31, 2008, which pages are hereby incorporated by reference; and (3) under the caption "Noninterest Income" on pages 21 and 22 of Comerica's Annual Report to Shareholders for the year ended December 31, 2008, which pages are hereby incorporated by reference.

        We provide information on risks attendant to foreign operations: (1) under the caption, "Provision for Credit Losses" on pages 19 and 20 of Comerica's Annual Report to Shareholders for the year ended December 31, 2008, which pages are hereby incorporated by reference; (2) under the caption "Geographic Market Segments" on page 29 through 31 of Comerica's Annual Report to Shareholders for the year ended December 31, 2008, which pages are hereby incorporated by reference; (3) under the caption, "Table 7: International Cross-Border Outstandings" on pages 37 and 38 of Comerica's Annual Report to Shareholders for the year ended December 31, 2008, which page is hereby incorporated by reference; and (4) under the caption "Allowance for Credit Losses" on pages 42 through 45 of Comerica's Annual Report to Shareholders for the year ended December 31, 2008, which pages are hereby incorporated by reference.

COMPETITION

        The financial services business is highly competitive. Comerica's banking subsidiaries compete primarily with banks based in its primary areas of operations in the United States for loans, deposits and trust accounts. Through its offices in Arizona, California, Colorado, Delaware, Florida, Illinois, Massachusetts, Michigan, Minnesota, North Carolina, Nevada, New Jersey, New York, Ohio, Tennessee, Texas, Virginia and Washington, Comerica competes with other financial institutions for various deposits, loans and/or other products and services.

        Based on the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") and the Gramm-Leach-Bliley Act as described below, Comerica believes that the level of competition in all geographic markets will increase in the future. In addition to banks, Comerica's banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies, venture capital funds, credit unions, investment banks, insurance companies and securities firms.

SUPERVISION AND REGULATION

        Banks, bank holding companies and financial institutions are highly regulated at both the state and federal level. Comerica is subject to supervision and regulation at the federal level by the Board of Governors of the Federal Reserve System ("FRB") under the Bank Holding Company Act of 1956, as amended.

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

        Comerica Bank is chartered by the State of Texas and at the state level is supervised and regulated by the Texas Department of Banking. Comerica Bank is a member of the Federal Reserve System ("FRS") and supervised and regulated by the Federal Reserve Bank of Dallas. Comerica Bank & Trust, National Association is chartered under federal law and is subject to supervision and regulation by the Office of the Comptroller of the Currency ("OCC"). Comerica Bank & Trust, National Association is also a member of the FRS. The deposits of Comerica Bank and Comerica Bank & Trust, National Association are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.

        The FRB supervises non-banking activities conducted by companies directly and indirectly owned by Comerica. In addition, Comerica's non-banking subsidiaries are subject to supervision and regulation by various state, federal and self-regulatory agencies, including, but not limited to, the Financial Industry Regulatory Authority (in the case of Comerica Securities, Inc. and Comerica Capital Markets Corporation), the Office of Financial and Insurance Services of the State of Michigan (in the case of Comerica Securities, Inc. and Comerica Insurance Services, Inc.), and the Securities and Exchange Commission (in the case of Comerica Securities, Inc., Comerica Capital Markets Corporation and World Asset Management, Inc.).

        In most cases, no FRB approval is required for Comerica to acquire a company engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior FRB approval, however, is required before Comerica may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a financial or bank holding company or a bank. Comerica's current rating under the Community Reinvestment Act of 1977 ("CRA") is "outstanding". If any subsidiary bank of Comerica were to receive a rating under the CRA of less than "satisfactory", Comerica would be prohibited from engaging in certain activities. In addition, Comerica is "well capitalized" and "well managed" under FRB standards. If any subsidiary bank of Comerica were to cease being "well capitalized" or "well managed" under applicable regulatory standards, the FRB could place limitations on Comerica's ability to conduct the broader financial activities permissible for financial holding companies or impose limitations or conditions on the conduct or activities of Comerica or its affiliates. If the deficiencies persisted, the FRB could order Comerica to divest any subsidiary bank or to cease engaging in any activities permissible for financial holding companies that are not permissible for bank holding companies, or Comerica could elect to conform its non-banking activities to those permissible for a bank holding company that is not also a financial holding company.

        Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and the FRB's Regulation W, limit borrowings by Comerica and its nonbank subsidiaries from its affiliate insured depository institutions, and also limit various other transactions between Comerica and its nonbank subsidiaries, on the one hand, and its affiliate insured depository institutions, on the other. For example, Section 23A of the Federal Reserve Act limits the aggregate outstanding amount of any insured depository institution's loans and other "covered transactions" with any particular nonbank affiliate to no more than 10% of the institution's total capital and limits the aggregate outstanding amount of any insured depository institution's covered transactions with all of its nonbank affiliates to no more than 20% of its total capital. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution's loans to its nonbank affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution's transactions with its nonbank affiliates be on arms-length terms.

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

Interstate Banking and Branching

        Pursuant to the Interstate Banking and Branching Efficiency Act (the "Interstate Act"), a bank holding company may acquire banks in states other than its home state, without regard to the permissibility of such acquisition under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to and following the proposed acquisition, control no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such amount as established by state law if such amount is lower than 30%).

        The Interstate Act also authorizes banks to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branches in other states, thereby creating interstate branching, provided that, in the case of purchasing branches and establishing new branches in a state in which it does not already have banking operations, such state must have "opted-in" to the Interstate Act by enacting a law permitting such branch purchases or de novo branching and, in the case of mergers, such state must not have "opted-out" of that portion of the Interstate Act.

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

        At January 1, 2009, Comerica's subsidiary banks, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $62 million from retained net profits of the preceding two years, plus an amount approximately equal to the retained net profits (as measured under current regulations), if any, earned for the period from January 1, 2009 through the date of declaration. Comerica's subsidiary banks declared dividends of $267 million in 2008, $614 million in 2007 and $746 million in 2006 without the need for prior governmental approvals. In addition, as a participant in the Capital Purchase Program, effective November 14, 2008, Comerica cannot increase its quarterly dividend above $0.33 per common share (the quarterly dividend rate in effect as of November 14, 2008). For a discussion of the Capital Purchase Program, please refer to pages 7 and 8 of this Annual Report on Form 10-K.

Source of Strength

        FRB regulations require that bank holding companies serve as a source of strength to each subsidiary bank and commit resources to support each subsidiary bank. This support may be required at times when a bank holding company may not be able to provide such support without adversely affecting its ability to meet other obligations. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC (either as a result of the failure of a banking or thrift subsidiary or related to FDIC assistance provided to such a subsidiary in danger of failure), the other banking subsidiaries may be assessed for the FDIC's loss, subject to certain exceptions.

FDICIA

        The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires, among other things, the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which, among others, include a Tier 1 and total risk-based capital measure and a leverage ratio capital measure.

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

        As of December 31, 2008, Comerica and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered "well capitalized" under these regulations.

        FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to limitations on growth and certain activities and are required to submit an acceptable capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee for a specific time period that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit or implement an acceptable plan, it is treated as if it is significantly undercapitalized.

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

        For this purpose, a depository institution's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A depository institution's or holding company's capital, in turn, is divided into two tiers: core ("Tier 1") capital, which includes common equity, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and related surplus (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; and supplementary ("Tier 2") capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt, and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

        Comerica, like other bank holding companies, currently is required to maintain Tier 1 and "total capital" (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2008, Comerica met both requirements, with Tier 1 and total capital equal to 10.66% and 14.72% of its total risk-weighted assets, respectively.

        Comerica is also required to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3% to 5%, depending upon criteria defined and assessed by the FRB. Comerica's leverage ratio of 11.77% at December 31, 2008 reflects the nature of Comerica's balance sheet and demonstrates a commitment to capital adequacy.

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

FDIC Insurance Assessments

        Comerica's subsidiary banks are subject to FDIC deposit insurance assessments to maintain the Deposit Insurance Fund ("DIF"). Additionally, in the fourth quarter of 2008, Comerica and its subsidiary banks elected to participate in the FDIC's Transaction Account Guarantee Program that requires the payment of additional insurance premiums to the FDIC. As of December 31, 2008, Comerica's banking subsidiaries held approximately $41.7 billion of DIF-assessable deposits. Prior to 2007, Comerica's banking subsidiaries had not paid nor been assessed deposit insurance assessments on the DIF-assessable deposits under the FDIC's risk related assessment system. The FDIC's risk related assessment system was revised effective January 1, 2007, however, and Comerica's banking subsidiaries were assessed deposit insurance premiums on a quarterly basis, beginning in June 2007. In 2008, these assessment premiums totaled $26.8 million and were first applied against the remaining credit of $17.1 million. We may also be required to pay significantly higher FDIC insurance assessments premiums in the future because market developments have significantly depleted DIF and reduced the ratio of reserves to insured deposits.

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

Recent Regulatory Developments

        In response to global credit and liquidity issues involving a number of financial institutions, the United States government, particularly the United States Department of the Treasury (the "U.S. Treasury") and the FDIC, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks.

        On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. Pursuant to the EESA, the U.S. Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions (the "Troubled Asset Relief Program") and the direct purchase by the U.S. Treasury of equity of healthy financial institutions (the "Capital Purchase Program"). The EESA also temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor.

        Among other programs and actions taken by the U.S. regulatory agencies, the FDIC implemented the Temporary Liquidity Guarantee Program ("TLGP") to strengthen confidence and encourage liquidity in the banking system. The TLGP is comprised of the Debt Guarantee Program ("DGP") and the Transaction Account Guarantee Program ("TAGP"). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through June 30, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The limits are presently scheduled to return to $100,000 on January 1, 2010. The TAGP coverage became effective on October 14, 2008 and will continue for participating institutions until December 31, 2009.

  Capital Purchase Program

          Pursuant to the Capital Purchase Program, on November 14, 2008, Comerica issued to the U.S. Treasury, in exchange for aggregate consideration of $2.25 billion, (1) 2.25 million shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series F, no par value (the "Series F Preferred Stock"), and (2) a warrant to purchase 11,479,592 shares of Comerica's common stock at an exercise price of $29.40 per share (the "Warrant"). The number of shares of common stock to be issued pursuant to the Warrant and the exercise price of the Warrant are subject to anti-dilution and other adjustments from time to time following, among other things, stock splits, subdivisions or combinations, certain issuances of common stock or convertible securities and certain repurchases of common stock. The Series F Preferred Stock (a) has a liquidation amount per share equal to $1,000 for an aggregate value of $2.25 billion and (b) pays a cumulative annual dividend of five percent for the first five years and nine percent on an annual basis thereafter. The Series F Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. Comerica may redeem the Series F Preferred Stock any time after three years or with proceeds from one or more "qualified equity offerings" during the first three years. The Warrant expires ten years from the issuance date. Both the Series F Preferred Stock and the Warrant were accounted for as components of Comerica's regulatory Tier 1 capital. The letter agreement between the U.S. Treasury and Comerica, dated November 14, 2008, including the securities purchase agreement (the "Purchase Agreement") concerning the issuance and sale of the Series F Preferred Stock and the Warrant, grants the holders of the Series F Preferred Stock, the Warrant and Comerica common stock to be issued under the Warrant certain registration rights and imposes restrictions on dividend and stock repurchases. For example, Comerica's participation in the Capital Purchase Program limits, without the consent of the U.S. Treasury, its ability to (i) increase its quarterly dividend above $0.33 per common share (the quarterly dividend rate in effect as of November 14, 2008) or (ii) repurchase any of its shares with limited exceptions, most significantly purchases in connection with benefit plans. In addition, the terms of Purchase Agreement subject Comerica to certain executive compensation limitations as set forth in the EESA. For additional details about the Capital Purchase Program, please refer to pages 39 and 40 under the caption "Capital" and Note 12 on pages 96 through 98 of the Consolidated Financial Statements contained in Comerica's Annual Report to Shareholders for the year ended December 31, 2008.

  Temporary Liquidity Guarantee Program

          Initially, the TLGP programs, the DGP and TAGP, were provided at no cost for the first 30 days. On November 3, 2008, the FDIC extended the opt-out period to December 5, 2008 to provide eligible institutions additional time to consider the terms before making a final decision regarding participation in the program. On December 5, 2008, Comerica announced that it and two of its subsidiaries, Comerica Bank and Comerica Bank & Trust, National Association, formally elected to continue their participation in the TLGP. As a result, they will continue participating in the DGP and the TAGP to the extent applicable. Participants in the DGP are charged an annualized fee ranging from 50 basis points (bps) to 100 bps (depending on the maturity of the debt issued) multiplied by the amount of debt issued, and calculated for the maturity period of that debt, or through June 30, 2012, whichever is earlier. Comerica Bank can issue approximately $5.2 billion of qualifying senior debt securities covered by the DGP. As of December 31, 2008, there was approximately $3 million of senior unsecured debt outstanding in the form of bank-to-bank deposits issued under the DGP. In addition to the existing risk-based deposit insurance premium paid on such deposits, TAGP participants will be assessed, on a quarterly basis, an annualized 10 bps fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. For additional details about the Temporary Liquidity Guarantee Program, see (i) pages 38 and 39 under the caption "Deposits and Borrowed Funds," (ii) page 57 under the caption "Commercial Commitments" and (iii) Note 11 on pages 94 through 96 of the Consolidated Financial Statements contained in Comerica's Annual Report to Shareholders for the year ended December 31, 2008.

        On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the "ARRA") was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the Troubled Asset Recovery Program, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock issued under the Capital Purchase Program, remains outstanding. These ARRA restrictions shall not apply to any Troubled Asset Recovery Program recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) holds no preferred stock or warrants to purchase common stock of such recipient. As a result of our participation in the Capital Purchase Program, the restrictions and standards set forth in Section 7001 of the ARRA shall be applicable to Comerica, subject to regulations promulgated by the U.S. Treasury. Pursuant to Section 7001(g) of the ARRA, Comerica shall be permitted to repay the $2.25 billion it received under the Capital Purchase Program, subject to consultation with the Federal Reserve, without regard to certain repayment restrictions in the Purchase Agreement. For additional details about the ARRA, please refer to page 15 of the Consolidated Financial Statements contained in Comerica's Annual Report to Shareholders for the year ended December 31, 2008.

Future Legislation

        Changes to the laws of the states and countries in which Comerica and its subsidiaries do business could affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. Moreover, in light of the current conditions in the U.S. financial markets and economy, Congress and regulators have increased their focus on the regulation of the financial services industry. Comerica cannot accurately predict whether legislative changes will occur or, if they occur, the ultimate effect they would have upon the financial condition or results of operations of Comerica.

EMPLOYEES

        As of December 31, 2008, Comerica and its subsidiaries had 9,732 full-time and 907 part-time employees.

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

Item 1A.    Risk Factors.

        This Report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, Comerica may make other written and oral communications from time to time that contain such statements. All statements regarding Comerica's expected financial position, strategies and growth prospects and general economic conditions Comerica expects to exist in the future are forward-looking statements. The words, "anticipates," "believes," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "outcome," "continue," "remain," "maintain," "trend," "objective" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to Comerica or its management, are intended to identify forward-looking statements.

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

        In addition to factors mentioned elsewhere in this Report or previously disclosed in Comerica's SEC reports (accessible on the SEC's website at www.sec.gov or on Comerica's website at www.comerica.com), the factors contained below, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance.

•
General political, economic or industry conditions, either domestically or internationally, may be less favorable than expected.

  Local, domestic, and international economic, political and industry specific conditions affect the financial services industry, directly and indirectly. Conditions such as or related to inflation, recession, unemployment, volatile interest rates, tight money supply, international conflicts and other factors, such as real estate values, energy costs and fuel prices, outside of our control may, directly and indirectly, adversely affect Comerica. As has been the case with impact of recent economic conditions, economic downturns could result in the delinquency of outstanding loans, which could have a material adverse impact on Comerica's earnings.

•
Governmental monetary and fiscal policies may adversely affect the financial services industry, and therefore impact Comerica's financial condition and results of operations.

  Monetary and fiscal policies of various governmental and regulatory agencies, in particular the Federal Reserve Board, affect the financial services industry, directly and indirectly. The Federal

  Reserve Board regulates the supply of money and credit in the United States and its monetary and fiscal policies determine in a large part Comerica's cost of funds for lending and investing and the return that can be earned on such loans and investments. Changes in such policies, including changes in interest rates, will influence the origination of loans, the value of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits. Changes in monetary and fiscal policies are beyond Comerica's control and difficult to predict. Comerica's financial condition and results of operations could be materially adversely impacted by changes in governmental monetary and fiscal policies.

•
Volatility and disruptions in the functioning of the financial markets and related liquidity issues could continue or worsen and, therefore, may adversely impact Comerica's business, financial condition and results of operations.

  The financial markets have been experiencing volatility and disruption in recent periods. The impact of this situation, together with concerns regarding the financial strength of financial institutions, has led to distress in financial markets and issues relating to liquidity among financial institutions. As a result of concern about the stability of the financial markets generally, the resulting credit availability issues, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could have a material adverse effect on Comerica's ability to access capital and manage liquidity. If current levels of financial market volatility and disruption continue or worsen, there can be no assurance that Comerica's business, financial condition and results of operations will not be materially and adversely impacted.

•
Changes in the performance and creditworthiness of customers and other counterparties may adversely impact Comerica's business, financial condition and results of operations.

  Current market developments and economic conditions have affected consumer confidence levels which may result in adverse changes in payment patterns of Comerica's customers. This market turmoil and the tightening of credit have led to an increased level of consumer and commercial delinquencies, lack of consumer confidence and widespread reduction of business activity generally. A worsening of these conditions would likely aggravate the adverse effects of these difficult market conditions on Comerica, Comerica's customers and others in the financial institutions industry. Increased delinquencies and default rates may impact Comerica's loan charge-offs and related provisioning for loan losses. Deterioration in the quality of its credit portfolio could have an adverse impact on Comerica's business, financial condition and results of operations.

•
The soundness of other financial institutions could adversely affect Comerica.

  Comerica's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Comerica has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led, and may further lead, to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions could expose Comerica to credit risk in the event of default of its counterparty or client. In addition, Comerica's credit risk may be impacted when the collateral held by it cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to Comerica. There is no assurance that any such losses would not adversely affect, possible materially in nature, Comerica.

•
There can be no assurances that recently enacted legislation, such as the Emergency Economic Stabilization Act of 2008, and actions taken by the United States Department of Treasury and the Federal Deposit Insurance Corporation for the purpose of stabilizing the financial markets will achieve their intended effects, and the impact of such legislation and regulatory programs on Comerica cannot reliably be determined at this time.

  On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. Pursuant to the EESA, the U.S. Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions and the direct purchase by the U.S. Treasury of equity of financial institutions. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection therewith, the U.S. Treasury introduced the Capital Purchase Program, under which it has purchased approximately $196 billion of preferred stock in eligible institutions, including Comerica, to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. The EESA also temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor.

  On October 14, 2008, the FDIC announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act. As a result of this regulatory initiative, the FDIC implemented the Temporary Liquidity Guarantee Program ("TLGP") to strengthen confidence and encourage liquidity in the banking system. The TLGP is comprised of the Debt Guarantee Program ("DGP") and the Transaction Account Guarantee Program ("TAGP"). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through June 30, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The limits are presently scheduled to return to $100,000 on January 1, 2010. The TAGP coverage became effective on October 14, 2008 and will continue for participating institutions until December 31, 2009.

  The programs established or to be established under the EESA and Capital Purchase Program may have adverse effects upon Comerica. It may face increased regulation of the financial services industry. Compliance with such regulation may increase Comerica's costs and limit its ability to pursue business opportunities. Also, participation in specific programs may subject Comerica to additional restrictions. For example, Comerica's participation in the Capital Purchase Program limits, without the consent of the U.S. Treasury, its ability to (a) increase its quarterly dividend above $0.33 per common share (the quarterly dividend rate in effect as of November 14, 2008) or (b) repurchase any of its shares with limited exceptions, most significantly purchases in connection with benefit plans. Comerica also issued a warrant to purchase 11,479,592 million of its common shares at an exercise price of $29.40 per share. These restrictions, as well as the potential dilutive impact of the warrant, may have an adverse effect on the market price of its common stock. Similarly, the FDIC's TLGP programs, the DGP and the TAGP, may have an adverse effect on Comerica. Comerica's participation in the TAGP will require the payment of additional insurance premiums to the FDIC. The affects of such recently enacted legislation and regulatory programs on Comerica cannot reliably be determined at this time.

•
Unfavorable developments concerning credit quality could adversely affect Comerica's financial results.

  Although Comerica regularly reviews credit exposure related to its customers and various industry sectors in which it has business relationships, default risk may arise from events or circumstances that are difficult to detect or foresee. Under such circumstances, Comerica could experience an increase in the level of provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses, which could adversely affect Comerica's financial results.

•
Problems faced by residential real estate developers could adversely impact Comerica.

  Problems in the United States' residential real estate development industry, specifically in Michigan (Midwest market) and both northern and southern California (Western market), have materially and adversely impacted Comerica in recent periods. Poor economic conditions have resulted in decreased demand for residential housing, which, in turn, has adversely affected the development and construction efforts of residential real estate developers. Consequently, the current economic downturn has adversely affected the ability of such residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. These problems facing residential real estate developers have had, and the continuation or worsening of such problems may have, a material and adverse impact on the financial results of Comerica.

•
Businesses or industries in which Comerica has lending concentrations, including, but not limited to, automotive production industry and the real estate business, could suffer a significant decline which could adversely affect Comerica.

  Comerica's business customer base consists, in part, of lending concentrations in volatile businesses and industries such as the automotive production industry and the real estate business. Recent economic conditions have significantly impacted such businesses, which has adversely affected Comerica. In the event of a continued or worsening downturn in the economy or further decline in any one of those customers' businesses or industries, Comerica could experience increased credit losses, and its business could be materially adversely affected.

•
The introduction, implementation, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the opening of new banking centers, may be less successful or may be different than anticipated, which could adversely affect Comerica's business.

  Comerica makes certain projections and develops plans and strategies for its banking and financial products. If Comerica does not accurately determine demand for its banking and financial product needs, it could result in Comerica incurring significant expenses without the anticipated increases in revenue, which could result in a material adverse effect on its business.

•
Utilization of technology to efficiently and effectively develop, market and deliver new products and services.

  The financial services industry experiences rapid technological change with regular introductions of new technology-driven products and services. The efficient and effective utilization of technology enables financial institutions to better serve customers and to reduce costs. Comerica's future success depends, in part, upon its ability to address the needs of its customers by using technology to market and deliver products and services that will satisfy customer demands and create additional efficiencies in Comerica's operations. Comerica may not be able to effectively develop new technology-driven products and services or be successful in marketing these products and services to its customers, which could have a material adverse impact on Comerica's financial condition and results of operations.

•
Operational difficulties or information security problems could adversely affect Comerica's business and operations.

  Comerica is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from computer or telecommunications systems malfunctions. Comerica may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses or electrical or telecommunications outages or natural disasters. Such disruptions may give rise to losses in service to customers and loss or liability to Comerica. In addition there is the risk that Comerica's controls and procedures as well as business continuity and data security systems prove to be inadequate. Any such occurrences or failures could materially and adversely affect Comerica's business and operations by exposing it to potential liability to customers, reputational damage and regulatory intervention.

•
Changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing, could adversely affect Comerica's net interest income and balance sheet.

  The operations of financial institutions such as Comerica are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the trade, fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affect financial institutions' net interest income. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. Comerica's financial results could be materially adversely impacted by changes in financial market conditions.

•
Competitive product and pricing pressures among financial institutions within Comerica's markets may change.

  Comerica operates in a very competitive environment, which is characterized by competition from a number of other financial institutions in each market in which it operates. Comerica competes with large national and regional financial institutions and with smaller financial institutions in terms of products and pricing. If Comerica is unable to compete effectively in products and pricing in its markets, business could decline, which could have a material adverse effect on Comerica's business, financial condition or results of operations.

•
Customer borrowing, repayment, investment and deposit practices generally may be different than anticipated.

  Comerica uses a variety of financial tools, models and other methods to anticipate customer behavior as a part of its strategic planning and to meet certain regulatory requirements. Individual, economic, political, industry-specific conditions and other factors outside of Comerica's control, such as fuel prices, energy costs, real estate values or other factors that affect customer income levels, could alter predicted customer borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect Comerica's ability to anticipate business needs and meet regulatory requirements.

•
Management's ability to maintain and expand customer relationships may differ from expectations.

  The financial services industry is very competitive. Comerica not only vies for business opportunities with new customers, but also competes to maintain and expand the relationships it has with its existing customers. While management believes that it can continue to grow many of these relationships, Comerica will continue to experience pressures to maintain these relationships as its competitors attempt to capture its customers. Failure to create new customer relationships and to maintain and expand existing customer relationships to the extent anticipated may adversely impact Comerica's earnings.

•
Management's ability to retain key officers and employees may change.

  Comerica's future operating results depend substantially upon the continued service of its executive officers and key personnel. Comerica's future operating results also depend in significant part upon its ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel. Competition for qualified personnel is intense, and Comerica cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for Comerica to hire personnel over time.

  Comerica's ability to retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the "ARRA") was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the Troubled Asset Recovery Program, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock issued under the Capital Purchase Program, remains outstanding. These ARRA restrictions shall not apply to any Troubled Asset Recovery Program recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) does not hold any preferred stock or warrants to purchase common stock of such recipient. As a result of our participation in the Capital Purchase Program, the restrictions and standards set forth in Section 7001 of the ARRA shall be applicable to Comerica, subject to regulations promulgated by the U.S. Treasury. Such restrictions and standards may further impact management's ability to compete with financial institutions that are not subject to the same limitations as Comerica under Section 7001 of the ARRA.

  Comerica's business, financial condition or results of operations could be materially adversely affected by the loss of any of its key employees, or Comerica's inability to attract and retain skilled employees.

•
Legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving Comerica and its subsidiaries, could adversely affect Comerica or the financial services industry in general.

  Comerica has been, and may in the future be, subject to various legal and regulatory proceedings. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that Comerica will prevail in any proceeding or litigation. Any such matter could result in substantial cost and diversion of Comerica's efforts, which by itself could have a material adverse effect on Comerica's financial condition and operating results. Further, adverse determinations in such matters could result in actions by Comerica's regulators that could materially adversely affect Comerica's business, financial condition or results of operations.

•
Changes in regulation or oversight may have a material adverse impact on Comerica's operations.

  Comerica is subject to extensive regulation, supervision and examination by the Texas Department of Banking, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the Securities and Exchange Commission and other regulatory bodies. Such regulation and supervision governs the activities in which Comerica may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Comerica's operations, investigations and limitations related to Comerica's securities, the classification of Comerica's assets and determination of the level of Comerica's allowance for loan losses. In light of the current conditions in the U.S. financial markets and economy, Congress and regulators have increased their focus on the regulation of the financial services industry. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on Comerica's business, financial condition or results of operations.

•
Methods of reducing risk exposures might not be effective.

  Instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, market and liquidity, operational, compliance, business risks and enterprise-wide risk could be less effective than anticipated. As a result, Comerica may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk, which could have a material adverse impact on Comerica's business, financial condition or results of operations.

•
Terrorist activities or other hostilities may adversely affect the general economy, financial and capital markets, specific industries, and Comerica.

  Terrorist attacks or other hostilities may disrupt Comerica's operations or those of its customers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm Comerica's operations. Any of these events could increase volatility in the U.S. and world financial markets, which could harm Comerica's stock price and may limit the capital resources available to Comerica and its customers. This could have a material adverse impact on Comerica's operating results, revenues and costs and may result in increased volatility in the market price of Comerica's common stock.

•
Natural disasters, including, but not limited to, hurricanes, tornadoes, earthquakes, fires and floods, may adversely affect the general economy, financial and capital markets, specific industries, and Comerica.

  Comerica has significant operations and a significant customer base in California, Texas, Florida and other regions where natural disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as tornadoes, hurricanes, earthquakes, fires and floods. These types of natural disasters at times have disrupted the local economy, Comerica's business and customers and have posed physical risks to Comerica's property. A significant natural disaster could materially adversely affect Comerica's operating results.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The executive offices of Comerica are located in the Comerica Bank Tower, 1717 Main Street, Dallas, Texas 75201. Comerica Bank leases five floors of the building, plus an additional 34,238 square feet on the building's lower level, from an unaffiliated third party. The lease for such space used by Comerica and its subsidiaries extends through September 2023. Comerica and its subsidiaries also currently occupy 11 floors in the Comerica Tower at One Detroit Center, 500 Woodward Avenue, Detroit, Michigan 48226. Such space is leased through Comerica Bank from an unaffiliated third party. The leases at that building extend through January 2012. As of December 31, 2008, Comerica, through its banking affiliates, operated a total of 507 banking centers, trust services locations, and loan production or other financial services offices, primarily in the States of Texas, Michigan, California and Florida. Of these offices, 217 were owned and 290 were leased. As of December 31, 2008, affiliates also operated from leased spaces in Mesa and Phoenix, Arizona; Denver, Colorado; Wilmington, Delaware; Oakbrook Terrace, Illinois; Boston and Waltham, Massachusetts; Minneapolis, Minnesota; Princeton and Sea Girt, New Jersey; Las Vegas, Nevada; New York, New York; Rocky Mount and Wilmington, North Carolina; Granville and West Chester, Ohio; Memphis, Tennessee; Reston, Virginia; Bellevue and Seattle, Washington; Monterrey, Mexico; Wanchai, Hong Kong; Toronto, Ontario, Canada and Windsor, Ontario, Canada. Comerica and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, a 10-story building in the central business district of Detroit, Michigan that houses certain departments of Comerica and Comerica Bank, and three buildings in Auburn Hills, Michigan, used mainly for lending functions and operations.

Item 3.    Legal Proceedings.

        Effective January 5, 2009, Comerica Securities, Inc. ("Comerica Securities"), an indirect subsidiary of Comerica, and the Financial Industry Regulatory Authority ("FINRA") finalized the settlement of FINRA's auction rate securities ("ARS") investigation of Comerica Securities pursuant to the terms of a Letter of Acceptance Waiver and Consent (the "AWC") executed by the parties. The AWC formalized the agreement in principle between Comerica Securities and FINRA previously announced on September 18, 2008. For more information regarding the AWC and the ARS matter, reference is made to (i) Comerica's Current Report on Form 8-K, dated September 18, 2008, (ii) Comerica's Current Report on Form 8-K, dated January 5, 2009, (iii) Note 28 on page 143 of the Consolidated Financial Statements contained in Comerica's Annual Report to Shareholders for the year ended December 31, 2008 and (iv) Exhibit 10.39 to this Annual Report on Form 10-K.

        Comerica and certain of its subsidiaries are subject to various pending and threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, Comerica cannot state what the eventual outcome of any such matters will be. However, based on current knowledge and after consultation with legal counsel, management believes that current reserves, determined in accordance with SFAS No. 5, "Accounting for Contingencies," are adequate and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on Comerica's consolidated financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Comerica did not submit any matters for a vote of the security holders in the fourth quarter of 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Common Stock

        The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 19, 2009, there were approximately 13,192 record holders of Comerica's common stock.

Sales Prices and Dividends

        Quarterly cash dividends were declared during 2008 and 2007 totaling $2.31 and $2.56 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of Comerica's common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2008 and 2007, as well as dividend information.

Quarter	High	Low	Dividends Per Share	Dividend* Yield
2008
Fourth	$37.01	$15.05	$0.33	5.1%
Third	54.00	19.31	0.66	7.2
Second	40.62	25.61	0.66	8.0
First	45.19	34.51	0.66	6.6
2007
Fourth	$54.88	$39.62	$0.64	5.4%
Third	61.34	50.26	0.64	4.6
Second	63.89	58.18	0.64	4.2
First	63.39	56.77	0.64	4.3

*
Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.

        Effective November 14, 2008, Comerica cannot, without the consent of the U.S. Treasury, increase its quarterly dividend above $0.33 per common share under the terms of the Capital Purchase Program. For additional information regarding Comerica's participation in the Capital Purchase Program, please refer to pages 7 and 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders(1)	19,049,015	$53.48	8,720,375(2)(3)
Equity compensation plans not approved by security holders(4)	184,500	55.94	—

Total	19,233,515	$53.51	8,720,375

(1)
Consists of options to acquire shares of common stock, par value $5.00 per share, issued under the Comerica Amended and Restated 2006 Long-Term Incentive Plan, Amended and Restated 1997 Long-Term Incentive Plan, the 1991 Long-Term Incentive Plan, the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors, and the Imperial Bank Stock Option Plan (assumed by Comerica in connection with its acquisition of Imperial Bank). Does not include 57,582 restricted stock units equivalent to shares of common stock issued under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors and outstanding as of December 31, 2008, or 1,627,229 shares of restricted stock issued under Comerica's Amended and Restated 2006 Long-Term Incentive Plan and outstanding as of December 31, 2008. There are no shares available for future issuances under any of these plans other than the Comerica Incorporated Incentive Plan for Non-Employee Directors and Comerica's Amended and Restated 2006 Long-Term Incentive Plan. The Comerica Incorporated Incentive Plan for Non-Employee Directors was approved by the shareholders on May 18, 2004. The 2006 Long-Term Incentive Plan (currently known as the Amended and Restated 2006 Long-Term Incentive Plan) was approved by Comerica's shareholders on May 16, 2006.

(2)
Does not include shares of common stock purchased by employees under the Amended and Restated Employee Stock Purchase Plan, or contributed by Comerica on behalf of the employees. The Amended and Restated Employee Stock Purchase Plan was ratified and approved by the shareholders on May 18, 2004. Five million shares of Comerica's common stock have been registered for sale or awards to employees under the Amended and Restated Employee Stock Purchase Plan. As of December 31, 2008, 1,580,295 shares had been purchased by or contributed on behalf of employees, leaving 3,419,705 shares available for future sale or awards. If these shares available for future sale or awards under the Employee Stock Purchase Plan were included, the number shown in column (c) would be 12,140,080.

(3)
These shares are available for future issuance under Comerica's Amended and Restated 2006 Long-Term Incentive Plan in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards and under the Incentive Plan for Non-Employee Directors in the form of options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards. Under the Amended and Restated 2006 Long-Term Incentive Plan, not more than a total of 2.2 million shares may be used for awards other than options and stock appreciation rights and not more than one million shares are available as incentive stock options. Further, no award recipient may receive more than 350,000 shares during any calendar year, and the maximum number of shares underlying awards of options and stock appreciation rights that may be granted to an award recipient in any calendar year is 350,000.

(4)
Consists of options to acquire shares of common stock, par value $5.00 per share, issued under the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors of Comerica Bank and Affiliated Banks (terminated March 2004).

        Most of the equity awards made by Comerica during 2008 were granted under the shareholder-approved Amended and Restated 2006 Long-Term Incentive Plan.

        Plans not approved by Comerica's shareholders include:

        Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors of Comerica Bank and Affiliated Banks (Terminated March 2004)—Under the plan, Comerica granted options to acquire up to 450,000 shares of common stock, subject to equitable adjustment upon the occurrence of events such as stock splits, stock dividends or recapitalizations. After each annual meeting of shareholders, each member of the Board of Directors of a subsidiary bank of Comerica who was not an employee of Comerica or of any of its subsidiaries nor a director of Comerica (the "Eligible Directors") automatically was granted an option to purchase 2,500 shares of the common stock of Comerica. Option grants under the plan were in addition to annual retainers, meeting fees and other compensation payable to Eligible Directors in connection with their services as directors. The plan is administered by a committee of the Board of Directors. With respect to the automatic grants, the committee does not and did not have discretion as to matters such as the selection of directors to whom options will be granted, the timing of grants, the number of shares to become subject to each option grant, the exercise price of options, or the periods of time during which any option may be exercised. In addition to the automatic grants, the committee could grant options to the Eligible Directors in its discretion. The exercise price of each option granted was the fair market value of each share of common stock subject to the option on the date the option was granted. The exercise price is payable in full upon exercise of the option and may be paid in cash or by delivery of previously owned shares. The committee may change the option price per share following a corporate reorganization or recapitalization so that the aggregate option price for all shares subject to each outstanding option prior to the change is equivalent to the aggregate option price for all shares or other securities into which option shares have been converted or which have been substituted for option shares. The term of each option cannot be more than ten years. This plan was terminated by the Board of Directors on March 23, 2004. Accordingly, no new options may be granted under this plan.

        Director Deferred Compensation Plans—Comerica maintains two deferred compensation plans for non-employee directors of Comerica, its subsidiaries and its advisory boards: the Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (the "Common Stock Deferral Plan") and the Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (the "Mutual Fund Deferral Plan"). The Common Stock Deferral Plan allows directors to invest in units that correlate to, and are functionally equivalent to, shares of common stock of Comerica, while the Mutual Fund Deferral Plan allows directors to invest in units that correlate to, and are functionally equivalent to, the shares of certain mutual funds offered under such plan. The Common Stock Deferral Plan previously provided for the mandatory deferral of 50% of the annual retainer of each director of Comerica into shares of common stock of Comerica, but currently has no mandatory deferral. Until the mandatory deferral requirement was discontinued, directors could voluntarily defer the remaining 50% of their director fees (and all other non-employee directors of Comerica's subsidiaries could choose to defer up to 100% of their director fees) under the Common Stock Deferral Plan or the Mutual Fund Deferral Plan, or a combination of the two plans. Currently, all eligible non-employee directors may defer any portion or none of their director fees under the Common Stock Deferral Plan or the Mutual Fund Deferral Plan, or a combination of the two plans.

        The directors' accounts under the Common Stock Deferral Plan are increased to the extent of dividends paid on Comerica common stock to reflect the number of additional shares of Comerica's common stock that could have been purchased had the dividends been paid on each share of common stock hypothetically underlying then-outstanding stock units in the directors' accounts. Similarly, the directors' accounts under the Mutual Fund Deferral Plan are increased in connection with the payment of dividends paid on the mutual fund shares to reflect the number of additional shares of mutual fund shares that could have been purchased had the dividends or other distributions been paid on each share of stock hypothetically underlying then-outstanding mutual fund units in the directors' accounts. Following the applicable deferral period, the distribution of a participant's Comerica stock unit account under the Common Stock Deferral Plan is made in Comerica's common stock (with fractional shares being paid in cash), while the distribution of a participant's mutual fund account under the Mutual Fund Deferral Plan is made in cash.

        Employee Deferred Compensation Plans—Comerica maintains two deferred compensation plans for eligible employees of Comerica and its subsidiaries: the 1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (the "Employee Common Stock Deferral Plan") and the 1999 Comerica Incorporated Deferred Compensation Plan (the "Employee Fund Plan"). Under the Employee Common Stock Deferral Plan, eligible employees may defer specified portions of their incentive awards into units that correlate to, and are functionally equivalent to, shares of common stock of Comerica. The employees' accounts under the Employee Common Stock Deferral Plan are increased in connection with the payment of dividends paid on Comerica's common stock to reflect the number of additional shares of Comerica's common stock that could have been purchased had the dividends been paid on each share of common stock hypothetically underlying then-outstanding stock units in the employees' accounts. The deferred compensation under the Employee Common Stock Deferral Plan is payable in shares of Comerica's common stock following termination of service as an employee.

        Similarly, under the Employee Fund Plan, eligible employees may defer specified portions of their compensation, including salary, bonus and incentive awards, into units that correlate to, and are functionally equivalent to, shares of certain mutual funds offered under the Employee Fund Plan. Beginning in 1999, no such funds are Comerica stock funds. The employees' accounts under the Employee Fund Plan are increased in connection with the payment of dividends paid on the fund shares to reflect the number of additional shares of the fund stock that could have been purchased had the dividends been paid on each share of fund stock hypothetically underlying then-outstanding stock units in the employees' accounts. The deferred compensation under the Employee Fund Plan is payable in cash following termination of service as an employee.

        For additional information regarding Comerica's equity compensation plans, please refer to Note 15 on pages 101 through 103 of the Consolidated Financial Statements contained in Comerica's Annual Report to Shareholders for the year ended December 31, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        The Board of Directors of Comerica authorized the purchase of up to 10 million shares on November 13, 2007, in addition to the remaining unfulfilled portion of the November 14, 2006 authorization. Substantially all shares purchased as part of Comerica's publicly announced repurchase program have been transacted in the open market and were within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. There is no expiration date for Comerica's share repurchase program. However, as a participant in the Capital Purchase Program, effective November 14, 2008, Comerica cannot repurchase any of its shares without U.S. Treasury approval with limited exceptions, most significantly purchases in connection with benefit plans. Comerica made no open market repurchases in the year ended

December 31, 2008, as compared to the year ended December 31, 2007 during which it repurchased 10.0 million shares in the open market. The following table summarizes Comerica's monthly share repurchase activity during the quarter ended December 31, 2008.

Month Ended	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2008	6,515	$34.99	—	12,576,281
November 30, 2008	—	—	—	12,576,281
December 31, 2008	—	—	—	12,576,281

Total	6,515	$34.99	—	12,576,281

(1)
Includes shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for grant prices and/or taxes related to stock option exercises and restricted stock vesting under the terms of an employee share-based compensation plan.

        For additional information regarding Comerica's share repurchase program, please refer to Note 12 on pages 96 through 98 of the Consolidated Financial Statements contained in Comerica's Annual Report to Shareholders for the year ended December 31, 2008.

Unregistered Sales of Equity Securities and Use of Proceeds

        Pursuant to the U.S. Treasury's Capital Purchase Program, on November 14, 2008, Comerica issued to the U.S. Treasury in exchange for aggregate consideration of $2.25 billion, (i) 2.25 million shares of Comerica's Fixed Rate Cumulative Perpetual Preferred Stock, Series F, without par value (the "Series F Preferred Stock"), and (ii) a warrant to purchase 11,479,592 shares of Comerica's common stock, at an exercise price of $29.40 per share, subject to certain anti-dilution and other adjustments (the "Warrant"). The Series F Preferred Stock (a) has a liquidation amount per share equal to $1,000 for an aggregate value of $2.25 billion and (b) pays a cumulative annual dividend of five percent for the first five years and nine percent on an annual basis thereafter. The Warrant expires ten years from the issuance date. Both the Series F Preferred Stock and the Warrant were accounted for as components of Comerica's regulatory Tier 1 capital.

        For additional information regarding Comerica's participation in the Capital Purchase Program, please refer to (i) pages 7 and 8 of this Annual Report on Form 10-K and (ii) Note 12 on pages 96 through 98 of the Consolidated Financial Statements contained in Comerica's Annual Report to Shareholders for the year ended December 31, 2008.

Item 6.    Selected Financial Data.

        The response to this item is included on page 11 of Comerica's Annual Report to Shareholders for the year ended December 31, 2008, which page is hereby incorporated by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The response to this item is included on pages 12 through 69 of Comerica's Annual Report to Shareholders for the year ended December 31, 2008, which pages are hereby incorporated by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The response to this item is included on pages 52 through 60 of Comerica's Annual Report to Shareholders for the year ended December 31, 2008, which pages are hereby incorporated by reference.

Item 8.    Financial Statements and Supplementary Data.

        The response to this item is included on pages 70 through 151 of Comerica's Annual Report to Shareholders for the year ended December 31, 2008, and in the Statistical Disclosure by Bank Holding Companies on pages 16 through 55 and 88 through 93 of Comerica's Annual Report to Shareholders for the year ended December 31, 2008, which pages are hereby incorporated by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        As required by Rule 13a-15(b) of the Exchange Act, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Comerica's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Internal Control Over Financial Reporting

        Management's annual report on internal control over financial reporting and the related attestation report of Comerica's registered public accounting firm are included on pages 146 and 147 of Comerica's Annual Report to Shareholders for the year ended December 31, 2008, which pages are hereby incorporated by reference.

        As required by Rule 13a-15(d), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, Comerica's internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there has been no such change during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, Comerica's internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Comerica has a Senior Financial Officer Code of Ethics that applies to the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, the Senior Vice President—Finance, and the Treasurer of Comerica. The Senior Financial Officer Code of Ethics is available on Comerica's website at www.comerica.com.

        The remainder of the response to this item will be included under the sections captioned "Information About Nominees and Incumbent Directors," "Committees and Meetings of Directors," "Committee Assignments," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2009, which sections are hereby incorporated by reference.

Item 11.    Executive Compensation.

        The response to this item will be included under the sections captioned "Compensation Committee Interlocks and Insider Participation", "Compensation of Executive Officers", "Compensation Discussion and Analysis", "Compensation of Directors", "Officer Stock Ownership Guidelines", "Compensation Committee Report", "Summary Compensation Table", "Grants Of Plan-Based Awards", "Outstanding Equity Awards At Fiscal Year-End", "Option Exercises and Stock Vested", "Pension Benefits", "Nonqualified Deferred Compensation", "Employee Deferred Compensation Plans", and "Potential Payments Upon Termination or Change in Control" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2009, which sections are hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information called for by this item with respect to securities authorized for issuance under equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.

        The response to the remaining requirements of this item will be included under the sections captioned "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2009, which sections are hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The response to this item will be included under the sections captioned "Director Independence and Transactions of Directors with Comerica," "Transactions of Executive Officers with Comerica" and "Information about Nominees and Incumbent Directors" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2009, which sections are hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services.

        The response to this item will be included under the section captioned "Independent Auditors" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2009, which section is hereby incorporated by reference.

 Comerica Incorporated and Subsidiaries
FORM 10-K CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is included in the 2008 Annual Report to Shareholders or in the 2009 Proxy Statement used in connection with the 2009 Annual Meeting of Shareholders to be held on May 19, 2009.	The following cross-reference index shows the page location in the 2008 Annual Report to Shareholders or the section of the 2009 Proxy Statement of only that information which is to be incorporated by reference into this Form 10-K.	All other sections of the 2008 Annual Report to Shareholders or the 2009 Proxy Statement are not required in this Form 10-K and are not to be considered a part of this Form 10-K.

		Page Number of 2008 Annual Report to Shareholders or Section of 2009 Proxy Statement
	PART I
ITEM 1.	Business	Included herein; 15-16; 18-22; 27-31; 37-40; 42-45; 57; 94-98; 133-141
ITEM 1A.	Risk Factors	Included herein
ITEM 1B.	Unresolved Staff Comments	Included herein
ITEM 2.	Properties	Included herein
ITEM 3.	Legal Proceedings	Included herein; 143
ITEM 4.	Submission of Matters to a Vote of Security Holders	Included herein
	PART II
ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Included herein; 96-98; 101-103
	Performance Graph	10
ITEM 6.	Selected Financial Data	11
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-69
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	52-60
ITEM 8.	Financial Statements and Supplementary Data:	70-151
	Comerica Incorporated and Subsidiaries
	Consolidated Balance Sheets	70
	Consolidated Statements of Income	71
	Consolidated Statements of Changes in Shareholders' Equity	72
	Consolidated Statements of Cash Flows	73
	Notes to Consolidated Financial Statements	74-145
	Report of Management	146
	Report of Independent Registered Public Accounting Firm	148
	Management's Report on Internal Control Over Financial Reporting	146
	Attestation Report of Independent Registered Public Accounting Firm	147

		Page Number of 2008 Annual Report to Shareholders or Section of 2009 Proxy Statement
	Statistical Disclosure by Bank Holding Companies:
	Analysis of Net Interest Income—Fully Taxable Equivalent	16
	Rate-Volume Analysis—Fully Taxable Equivalent	17
	Analysis of Investment Securities and Loans	32
	Loan Maturities and Interest Rate Sensitivity	33
	Analysis of Investment Securities Portfolio—Fully Taxable Equivalent	36
	International Cross-Border Outstandings	37
	Analysis of the Allowance for Loan Losses	42
	Allocation of the Allowance for Loan Losses	44
	Summary of Nonperforming Assets and Past Due Loans	45; 88-89
	Concentration of Credit	48-49
	Remaining Expected Maturity of Risk Management Interest Rate Swaps	55
	Deposits—Maturity Distribution of Domestic Certificates of Deposit of $100,000 and Over	92
	Short-Term Borrowings	92-93
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Included herein
ITEM 9A.	Controls and Procedures:
	Management's Report on Internal Control Over Financial Reporting	146
	Attestation Report of Independent Registered Public Accounting Firm	147
	Other information called for by this item	Included herein
ITEM 9B.	Other Information	Included herein
	PART III
ITEM 10.	Directors and Executive Officers of the Registrant: Information about Senior Financial Officer Code of Ethics	Included herein
	Other information called for by this item	Information About Nominees and Incumbent Directors, Committees and Meetings of Directors, Committee Assignments, Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance

Page Number of 2008 Annual Report to Shareholders or Section of 2009 Proxy Statement
ITEM 11.	Executive Compensation	Compensation Committee
Interlocks and Insider
Participation, Compensation of
Executive Officers,
Compensation Discussion and
Analysis, Compensation of
Directors, Retirement Plans for
Directors, Officer Stock
Ownership Guidelines,
Compensation Committee
Report, Summary
Compensation Table, Grants Of
Plan-Based Awards,
Outstanding Equity Awards At
Fiscal Year-End, Option
Exercises and Stock Vested,
Pension Benefits, Non-
Qualified Deferred
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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following documents are filed as a part of this report:

1.
Financial Statements: The financial statements that are filed as part of this report are listed under Item 8 in the Form 10-K Cross-Reference Index on pages 25-26.

2.
All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

3.
Exhibits:

2	(not applicable)
3.1(a)	Restated Certificate of Incorporation of Comerica Incorporated (as amended) (filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-4, filed December 1, 2000, File No. 333-51042, and incorporated herein by reference).
3.1(c)	Certificate of Designations for Series F Preferred Stock (filed as Exhibit 3.1 to Registrant's Current Report on From 8-K dated November 13, 2008, regarding U.S. Department of Treasury's Capital Purchase Program, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Comerica Incorporated (amended and restated May 20, 2008) (filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K dated May 20, 2008, regarding the Registrant's Bylaws, and incorporated herein by reference).
4	[Reference is made to Exhibits 3.1(a), 3.1(b), 3.1(c) and 3.2 in respect of instruments defining the rights of security holders. In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.]
4.1	Form of Certificate for Series F Preferred Stock (filed as Exhibit 4.1 to Registrant's Current Report on From 8-K dated November 13, 2008, regarding U.S. Department of Treasury's Capital Purchase Program, and incorporated herein by reference).
4.2	Form of Warrant for Purchase of Common Stock (filed as Exhibit 4.2 to Registrant's Current Report on From 8-K dated November 13, 2008, regarding U.S. Department of Treasury's Capital Purchase Program, and incorporated herein by reference).
9	(not applicable)
10.1†	Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (amended and restated November 18, 2008, with amendments effective December 31, 2008).
10.2†	Comerica Incorporated 2006 Amended and Restated Management Incentive Plan (amended and restated November 18, 2008, with amendments effective December 31, 2008).
10.3†	Amended and Restated Benefit Equalization Plan for Employees of Comerica Incorporated (amended and restated November 18, 2008, with amendments effective December 31, 2008).
10.4†	Comerica Incorporated Amended and Restated Employee Stock Purchase Plan (amended and restated November 18, 2008, with amendments effective December 31, 2008).
10.5†	1986 Stock Option Plan of Imperial Bancorp (as amended) (filed as Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

10.6†	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).
10.7†	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).
10.8†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 1997 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).
10.9†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K dated January 22, 2007, and incorporated herein by reference).
10.10†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).
10.11†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).
10.12†	Form of Standard Comerica Incorporated No Sale Agreement under the Comerica Incorporated Amended and Restated Management Incentive Plan (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).
10.13†	Form of Director Indemnification Agreement between Comerica Incorporated and certain of its directors (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).
10.14†	Supplemental Benefit Agreement with Eugene A. Miller (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference).
10.15†	Supplemental Pension and Retiree Medical Agreement with Ralph W. Babb Jr. (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).
10.16†	Restrictive Covenants and General Release Agreement by and between John D. Lewis and Comerica Incorporated dated March 13, 2006 (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).
10.17	[Intentionally Omitted]
10.18†	1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated on November 18, 2008, with amendments effective December 31, 2008).
10.19†	1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (amended and restated on November 18, 2008, with amendments effective December 31, 2008).
10.20†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors (amended and restated May 22, 2001) (filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.21†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors of Comerica Bank and Affiliated Banks (amended and restated May 22, 2001) (filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).
10.22†	Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (amended and restated on November 18, 2008, with amendments effective December 31, 2008).
10.23†	Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (amended and restated on November 18, 2008, with amendments effective December 31, 2008).
10.24†	Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (amended and restated on November 18, 2008, with amendments effective December 31, 2008).
10.25†	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).
10.26†	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 2) (filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).
10.27†	Form of Change of Control Employment Agreement (BE4 and Higher Version) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 18, 2008, and incorporated herein by reference).
10.28†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE4 and Higher Version)
10.29†	Form of Change of Control Employment Agreement (BE2—BE3 Version) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 18, 2008, and incorporated herein by reference).
10.30†	Waiver of Senior Executive Officers dated November 14, 2008 (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 13, 2008, regarding U.S. Department of Treasury's Capital Purchase Program, and incorporated herein by reference).
10.31†	Amendments to Benefit Plans and Related Consent of Senior Executive Officers dated November 14, 2008 (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated November 13, 2008, regarding U.S. Department of Treasury's Capital Purchase Program, and incorporated herein by reference).
10.32	Letter Agreement dated November 14, 2008 by and between the Registrant and the United States Department of the Treasury (filed as Exhibit 10.1 to Registrant's Current Report on From 8-K dated November 13, 2008, regarding U.S. Department of Treasury's Capital Purchase Program, and incorporated herein by reference).
10.33	Settlement Agreement dated as of November 3, 2006 and enforceable as of November 10, 2006 (filed as Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).
10.34	Implementation Agreement dated July 28, 2005 between Framlington Holdings Limited, Guarantors as named in the Agreement and AXA Investment Managers SA (restated to reflect amendments on September 7, 2005) (filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.35	Second Amendment Agreement dated October 31, 2005 in relation to an Implementation Agreement dated July 28, 2005 (as amended on September 7, 2005) (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).
10.36	Cash Offer dated July 27, 2005 by AXA Investment Managers S.A. (filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).
10.37	Form of Acceptance relating to the Cash Offer by AXA Investment Managers S.A. for the Entire Issued Share Capital of Framlington Group Limited (filed as Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).
10.38	FINRA Settlement Term Sheet, dated September 16, 2008 (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).
10.39	FINRA Letter of Acceptance, Waiver and Consent, effective January 5, 2009 (regarding settlement of auction rate securities investigation).
11	Statement regarding Computation of Net Income Per Common Share (incorporated by reference from Note 14 on pages 100 and 101 of Registrant's 2008 Annual Report to Shareholders attached hereto as Exhibit 13).
12	(not applicable)
13	Incorporated Sections of Registrant's 2008 Annual Report to Shareholders
14	(not applicable)
16	(not applicable)
18	(not applicable)
21	Subsidiaries of Registrant
22	(not applicable)
23	Consent of Ernst & Young LLP
24	(not applicable)
31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
33	(not applicable)
34	(not applicable)
35	(not applicable)
99	(not applicable)
100	(not applicable)

†
Management compensation plan.

File No. for all filings under Exchange Act: 1-10706.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 24, 2009.

COMERICA INCORPORATED
By:	/s/ RALPH W. BABB, JR. Ralph W. Babb, Jr. Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 24, 2009.

/s/ RALPH W. BABB, JR. Ralph W. Babb, Jr.	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ ELIZABETH S. ACTON Elizabeth S. Acton	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ MARVIN J. ELENBAAS Marvin J. Elenbaas	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ LILLIAN BAUDER Lillian Bauder	Director
/s/ JOSEPH J. BUTTIGIEG, III Joseph J. Buttigieg, III	Director
/s/ JAMES F. CORDES James F. Cordes	Director
/s/ ROGER A. CREGG Roger A. Cregg	Director
/s/ T. KEVIN DENICOLA T. Kevin DeNicola	Director

/s/ ANTHONY F. EARLEY, JR. Anthony F. Earley, Jr.	Director
/s/ JACQUELINE P. KANE Jacqueline P. Kane	Director
/s/ RICHARD G. LINDNER Richard G. Lindner	Director
/s/ ALFRED A. PIERGALLINI Alfred A. Piergallini	Director
/s/ ROBERT S. TAUBMAN Robert S. Taubman	Director
/s/ REGINALD M. TURNER, JR. Reginald M. Turner, Jr.	Director
/s/ NINA G. VACA Nina G. Vaca	Director
/s/ WILLIAM P. VITITOE William P. Vititoe	Director
/s/ KENNETH L. WAY Kenneth L. Way	Director