Form 10-Q
period 2009-03-31
COMERICA INC /NEW/
filed 2009-05-08
CIK 28412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule  12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

$5 par value common stock:

Outstanding as of May 6, 2009: 151,120,298 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Comerica Incorporated and Subsidiaries

	March 31,	December 31,	March 31,
(in millions, except share data)	2009	2008	2008
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$952	$913	$1,929
Federal funds sold and securities purchased under agreements to resell	—	202	45
Interest-bearing deposits with banks	2,558	2,308	12
Other short-term investments	248	158	344
Investment securities available-for-sale	10,844	9,201	8,563

Commercial loans	26,431	27,999	29,475
Real estate construction loans	4,379	4,477	4,769
Commercial mortgage loans	10,514	10,489	10,359
Residential mortgage loans	1,836	1,852	1,926
Consumer loans	2,577	2,592	2,448
Lease financing	1,232	1,343	1,341
International loans	1,655	1,753	2,034
Total loans	48,624	50,505	52,352
Less allowance for loan losses	(816)	(770)	(605)
Net loans	47,808	49,735	51,747

Premises and equipment	676	683	670
Customers’ liability on acceptances outstanding	10	14	28
Accrued income and other assets	4,274	4,334	3,679
Total assets	$67,370	$67,548	$67,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$12,645	$11,701	$12,792

Money market and NOW deposits	12,240	12,437	15,601
Savings deposits	1,328	1,247	1,408
Customer certificates of deposit	8,815	8,807	8,191
Other time deposits	6,372	7,293	7,752
Foreign office time deposits	494	470	1,075
Total interest-bearing deposits	29,249	30,254	34,027
Total deposits	41,894	41,955	46,819

Short-term borrowings	2,207	1,749	2,434
Acceptances outstanding	10	14	28
Accrued expenses and other liabilities	1,464	1,625	1,679
Medium- and long-term debt	14,612	15,053	10,800
Total liabilities	60,187	60,396	61,760

Fixed rate cumulative perpetual preferred stock, series F, no par value, $1,000 liquidation value per share:
Authorized - 2,250,000 shares
Issued - 2,250,000 shares at 3/31/09 and 12/31/08	2,134	2,129	—
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 178,735,252 shares at 3/31/09, 12/31/08 and 3/31/08	894	894	894
Capital surplus	727	722	565
Accumulated other comprehensive loss	(238)	(309)	(67)
Retained earnings	5,252	5,345	5,496
Less cost of common stock in treasury - 27,580,899 shares at 3/31/09, 28,244,967 shares at 12/31/08 and 28,233,996 shares at 3/31/08	(1,586)	(1,629)	(1,631)
Total shareholders’ equity	7,183	7,152	5,257
Total liabilities and shareholders’ equity	$67,370	$67,548	$67,017

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Comerica Incorporated and Subsidiaries

	Three Months Ended
	March 31,
(in millions, except per share data)	2009	2008

INTEREST INCOME
Interest and fees on loans	$452	$770
Interest on investment securities	109	88
Interest on short-term investments	2	5
Total interest income	563	863

INTEREST EXPENSE
Interest on deposits	125	253
Interest on short-term borrowings	2	29
Interest on medium- and long-term debt	52	105
Total interest expense	179	387
Net interest income	384	476
Provision for loan losses	203	159
Net interest income after provision for loan losses	181	317

NONINTEREST INCOME
Service charges on deposit accounts	58	58
Fiduciary income	42	52
Commercial lending fees	18	16
Letter of credit fees	16	15
Card fees	12	14
Brokerage fees	9	10
Foreign exchange income	9	10
Bank-owned life insurance	8	10
Net securities gains	13	22
Other noninterest income	38	30
Total noninterest income	223	237

NONINTEREST EXPENSES
Salaries	171	200
Employee benefits	55	47
Total salaries and employee benefits	226	247
Net occupancy expense	41	38
Equipment expense	16	15
Outside processing fee expense	25	23
Software expense	20	19
FDIC insurance expense	15	2
Customer services	—	6
Litigation and operational losses (recoveries)	2	(8)
Provision for credit losses on lending-related commitments	(1)	4
Other noninterest expenses	53	57
Total noninterest expenses	397	403
Income from continuing operations before income taxes	7	151
Provision (benefit) for income taxes	(1)	41
Income from continuing operations	8	110
Income (loss) from discontinued operations, net of tax	1	(1)
NET INCOME	9	109
Preferred stock dividends	33	—
Net income (loss) applicable to common stock	$(24)	$109

Basic earnings per common share:
Income (loss) from continuing operations	$(0.16)	$0.73
Net income (loss)	(0.16)	0.73

Diluted earnings per common share:
Income (loss) from continuing operations	(0.16)	0.73
Net income (loss)	(0.16)	0.73

Cash dividends declared on common stock	7	99
Cash dividends declared per common share	0.05	0.66

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Comerica Incorporated and Subsidiaries

					Accumulated
	Nonredeemable	Common Stock			Other			Total
	Preferred	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except per share data)	Stock	Outstanding	Amount	Surplus	Loss	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2008	$—	150.0	$894	$564	$(177)	$5,497	$(1,661)	$5,117
Net income	—	—	—	—	—	109	—	109
Other comprehensive income, net of tax	—	—	—	—	110	—	—	110
Total comprehensive income								219
Cash dividends declared on common stock ($0.66 per share)	—	—	—	—	—	(99)	—	(99)
Net issuance of common stock under employee stock plans	—	0.5	—	(20)	—	(11)	31	—
Share-based compensation	—	—	—	20	—	—	—	20
Employee deferred compensation obligations	—	—	—	1	—	—	(1)	—
BALANCE AT MARCH 31, 2008	$—	150.5	$894	$565	$(67)	$5,496	$(1,631)	$5,257

BALANCE AT JANUARY 1, 2009	$2,129	150.5	$894	$722	$(309)	$5,345	$(1,629)	$7,152
Net income	—	—	—	—	—	9	—	9
Other comprehensive income, net of tax	—	—	—	—	71	—	—	71
Total comprehensive income								80
Cash dividends declared on preferred stock	—	—	—	—	—	(57)	—	(57)
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	—	(7)	—	(7)
Accretion of discount on preferred stock	5	—	—	—	—	(5)	—	—
Net issuance of common stock under employee stock plans	—	0.7	—	(12)	—	(33)	43	(2)
Share-based compensation	—	—	—	11	—	—	—	11
Other	—	—	—	6	—	—	—	6
BALANCE AT MARCH 31, 2009	$2,134	151.2	$894	$727	$(238)	$5,252	$(1,586)	$7,183

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions)	2009	2008

OPERATING ACTIVITIES
Net income	$9	$109
Income (loss) from discontinued operations, net of tax	1	(1)
Income from continuing operations, net of tax	8	110
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	203	159
Provision for credit losses on lending-related commitments	(1)	4
Provision (benefit) for deferred income taxes	9	(28)
Depreciation and software amortization	30	26
Gain on early termination of structured leases	(24)	—
Share-based compensation expense	11	20
Net amortization of securities	(3)	(4)
Net securities gains	(13)	(22)
Contribution to qualified pension plan	(100)	—
Net increase in trading securities	(87)	(11)
Net (increase) decrease in loans held-for-sale	(3)	2
Net decrease in accrued income receivable	29	36
Net (decrease) increase in accrued expenses	(53)	26
Other, net	(256)	(85)
Discontinued operations, net	1	(1)
Net cash (used in) provided by operating activities	(249)	232

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	233	22
Proceeds from maturities of investment securities available-for-sale	578	394
Purchases of investment securities available-for-sale	(2,298)	(2,473)
Purchases of Federal Home Loan Bank stock	—	(107)
Net decrease (increase) in loans	1,592	(1,730)
Proceeds from early termination of structured leases	102	—
Net increase in fixed assets	(19)	(42)
Net decrease in customers’ liability on acceptances outstanding	4	20
Discontinued operations, net	—	—
Net cash provided by (used in) investing activities	192	(3,916)

FINANCING ACTIVITIES
Net increase in deposits	168	2,745
Net increase (decrease) in short-term borrowings	458	(373)
Net decrease in acceptances outstanding	(4)	(20)
Proceeds from issuance of medium- and long-term debt	—	2,000
Repayments of medium- and long-term debt	(400)	(100)
Dividends paid on common stock	(50)	(96)
Dividends paid on preferred stock	(28)	—
Discontinued operations, net	—	—
Net cash provided by financing activities	144	4,156
Net increase in cash and cash equivalents	87	472
Cash and cash equivalents at beginning of year	3,423	1,514
Cash and cash equivalents at end of year	$3,510	$1,986
Interest paid	$171	$385
Income taxes and income tax deposits paid	$215	$3
Noncash investing and financing activities:
Loans transferred to other real estate	$32	$6

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain items in prior periods have been reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2008.

Fair Value

On January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements.  In the first quarter 2009, the Corporation elected to early adopt FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4).  The FSP provides guidelines for making fair value measurements consistent with the principles presented in SFAS 157 and requires an assessment of whether certain factors exist to indicate that the market for an instrument is not active at the measurement date. If, after evaluating those factors, the evidence indicates the market is not active, the Corporation must determine whether recent quoted transaction prices are associated with distressed transactions. If the Corporation concludes that the quoted prices are associated with distressed transactions, an adjustment to the quoted prices may be necessary or the Corporation may conclude that a change in valuation technique or the use of multiple techniques may be appropriate to estimate an instrument’s fair value.

The adoption of FSP FAS 157-4 impacted the estimated fair value of auction-rate securities (ARS) at March 31, 2009, as the Corporation determined the market was not active for the ARS portfolio. Fair value at March 31, 2009 was determined using an income approach based on a discounted cash flow model. The interest rate used to discount cash flows included a reasonable market premium a willing buyer would require in an orderly transaction. The rate of redemption of the various types of ARS held by the Corporation during the first quarter 2009, which ranged from nominal to 20 percent, was a significant consideration in the determination of a reasonable market premium a buyer would require. As a result, the fair value of ARS remaining in the Corporation’s investment portfolio at March 31, 2009 increased $36 million from December 31, 2008. For further information about ARS and fair value measurements, refer to Notes 3 and 13.

Also, in the first quarter 2009, the Corporation elected to early adopt FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires that disclosures on the estimated fair value of financial instruments be included in interim financial statements. It also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments in the interim financial statements.  For further information concerning the estimated fair value of financial instruments, refer to Note 14.

Investment Securities

Debt securities held-to-maturity are those securities which the Corporation has the ability and management has the positive intent to hold to maturity as of the balance sheet dates. Debt securities held-to-maturity are recorded at cost, adjusted for amortization of premium and accretion of discount.

Debt securities that are not considered held-to-maturity and marketable equity securities are accounted for as securities available-for-sale and recorded at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income (loss) (OCI).

Note 1 — Basis of Presentation and Accounting Policies (continued)

Investment securities are reviewed quarterly for possible other-than-temporary impairment (OTTI).  In the first quarter 2009, the Corporation adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP changes the method for determining whether OTTI exists for debt securities by an assessment of the likelihood of selling the security prior to recovering its amortized cost basis. The FSP also changes the amount of an impairment charge to be recorded in the consolidated statements of income. If the Corporation intends to sell the security or it is more-likely-than-not that the Corporation will be required to sell the security prior to recovery of its amortized cost basis, the security would be written down to fair value with the full amount of any impairment charge recorded as a loss in “net securities gains (losses)” in the consolidated statements of income. If the Corporation does not intend to sell the security and it is more-likely-than-not that the Corporation will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment of a debt security would be recognized as a loss in “net securities gains (losses)” in the consolidated statements of income, with the remaining impairment recorded in OCI.  The adoption of FSP FAS No. 115-2 and FAS 124-2 had no impact on the Corporation’s financial condition at or results of operations for the three months ended March 31, 2009.

The OTTI review for equity securities includes an analysis of the facts and circumstances of each individual investment and focuses on the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the financial condition and near-term prospects of the issuer, and management’s intent and ability to hold the security to recovery. A decline in value of an equity security that is considered to be other-than-temporary is recorded as a loss in “net securities gains (losses)” in the consolidated statements of income.

Gains or losses on the sale of securities are computed based on the adjusted cost of the specific security sold.

For further information on investment securities, refer to Note 3.

Impairment

Goodwill is subject to impairment testing, which the Corporation conducts annually, or on an interim basis if events or changes in circumstances between annual tests indicate the assets might be impaired. Under applicable accounting standards, the goodwill impairment test is a two-step test. The first step of the goodwill impairment test compares the fair value of identified reporting units, which are a subset of the Corporation’s operating segments, with their carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the fair value of the reporting unit is less than the carrying value, the second step must be performed to determine the implied fair value of the reporting unit’s goodwill and the amount of goodwill impairment. The Corporation performs its annual impairment test for goodwill as of July 1 each year.  The annual test of goodwill, performed as of July 1, 2008, did not indicate that an impairment charge was required.  Additional impairment testing was conducted in both the fourth quarter 2008 and the first quarter 2009, when general economic conditions deteriorated significantly and the Corporation experienced a substantial decline in market capitalization. The additional testing did not indicate that an impairment charge was required.

Derivative Instruments and Hedging Activities

On January 1, 2009, the Corporation adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. For further information on derivative instruments and hedging activities, refer to Note 10.

Note 1 — Basis of Presentation and Accounting Policies (continued)

Earnings Per Share

On January 1, 2009, the Corporation adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1).  FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by SFAS No. 128, “Earnings Per Share.”  FSP EITF 03-6-1 was applied retrospectively to all prior periods presented.  The impact of adoption on first quarter 2008 was a reduction of $0.01 in basic income from continuing operations per common share.  The impact of adoption on the year ended December 31, 2008 was a reduction of $0.01 in basic net income and basic income from continuing operations per common share.  For further earnings per share information, refer to Note 8.

Noncontrolling Interests

On January 1, 2009, the Corporation adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” (SFAS 160), which defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. The adoption of the provisions of SFAS 160 did not have a material effect on the Corporation’s financial condition and results of operations.

Note 2 — Pending Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP FAS 132(R)-1).  FSP FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires (1) disclosure of the fair value of each major asset category, (2) consideration of whether additional categories or further disaggregation should be disclosed, (3) disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in SFAS 157, and (4) reconciliation of beginning and ending balances of plan assets with fair values measured using significant unobservable inputs.  FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009.  Accordingly, the Corporation will adopt the provisions of FSP FAS 132(R)-1 in its consolidated financial statements for the year ended December 31, 2009.  The Corporation does not expect the adoption of the provisions of FSP FAS 132(R)-1 to have a material effect on the Corporation’s financial condition and results of operations.

Note 3 — Investment Securities

A summary of the Corporation’s investment securities available-for-sale follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in millions)	Cost	Gains	Losses	Fair Value

March 31, 2009
U.S. Treasury and other Government agency securities	$79	$—	$—	$79
Government-sponsored enterprise mortgage-backed securities	9,280	298	—	9,578
State and municipal auction-rate securities	54	—	—	54
Other state and municipal securities	2	—	—	2
Other auction-rate securities*	1,029	15	10	1,034
Other securities	97	—	—	97
Total investment securities available-for-sale	$10,541	$313	$10	$10,844

December 31, 2008
U.S. Treasury and other Government agency securities	$79	$—	$—	$79
Government-sponsored enterprise mortgage-backed securities	7,624	242	5	7,861
State and municipal auction-rate securities	67	—	3	64
Other state and municipal securities	2	—	—	2
Other auction-rate securities*	1,112	—	29	1,083
Other securities	112	—	—	112
Total investment securities available-for-sale	$8,996	$242	$37	$9,201

* Included in other auction-rate securities at March 31, 2009 were auction-rate preferred securities with a fair value of $888 million, reflecting gross unrealized gains of $15 million and no gross unrealized losses. At December 31, 2008, the fair value of auction-rate preferred securities was $936 million, reflecting no gross unrealized gains and gross unrealized losses of $18 million.

Note 3 — Investment Securities (continued)

A summary of the Corporation’s temporarily impaired investment securities available-for-sale as of March 31, 2009 and December 31, 2008 follows:

	Impaired
	Less than 12 months			Over 12 months		Total
	Fair	Unrealized		Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses		Value	Losses	Value	Losses

March 31, 2009
U.S. Treasury and other Government agency securities	$—	$—		$—	$—	$—	$—
Government-sponsored enterprise mortgage-backed securities	3	—	*	—	—	3	—	*
State and municipal auction-rate securities	54	—	*	—	—	54	—	*
Other state and municipal securities	—	—		—	—	—	—
Other auction-rate securities	146	10		—	—	146	10
Other securities	—	—		—	—	—	—
Total temporarily impaired securities	$203	$10		$—	$—	$203	$10

December 31, 2008
U.S. Treasury and other Government agency securities	$—	$—		$—	$—	$—	$—
Government-sponsored enterprise mortgage-backed securities	137	1		559	4	696	5
State and municipal auction-rate securities	64	3		—	—	64	3
Other state and municipal securities	—	—		—	—	—	—
Other auction-rate securities	1,083	29		—	—	1,083	29
Other securities	—	—		—	—	—	—
Total temporarily impaired securities	$1,284	$33		$559	$4	$1,843	$37

* Unrealized losses less than $0.5 million.

At March 31, 2009, the Corporation had 154 securities in an unrealized loss position, including 24 AAA-rated Government-sponsored enterprise mortgage-backed securities (i.e., FMNA, FHLMC) and 127 auction-rate debt securities. The unrealized losses resulted from changes in market interest rates and liquidity, not a change in the probability of contractual cash flows. The Corporation does not intend to sell the debt securities and it is not more-likely-than-not that the Corporation will be required to sell the debt securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Note 3 — Investment Securities (continued)

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities may differ significantly from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized	Fair
March 31, 2009	Cost	Value

Contractual maturity Within one year	$115	$115
After one year through five years	7	7
After five years through ten years	—	—
After ten years	211	201
Subtotal	333	323
Mortgage-backed securities	9,281	9,579
Equity and other nondebt securities	927	942
Total securities available-for-sale	$10,541	$10,844

Included in the contractual maturity distribution in the table above were auction-rate debt securities with an amortized cost and fair value of $211 million and $201 million, respectively.  Auction-rate preferred securities having no contractual maturity with an amortized cost and fair value of $873 million and $888 million, respectively, were included in “equity and other nondebt securities” in the above table.  Auction-rate securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions.  At each successful auction, the Corporation has the option to sell the security at par value.  Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt.  As a result, the expected life of auction-rate securities may differ significantly from the contractual life.

Sales, calls and write-downs of investment securities available-for-sale resulted in realized gains and losses as follows:

	Three Months Ended March 31,
(in millions)	2009	2008

Securities gains	$13	$22
Securities losses	—	—
Total net securities gains	$13	$22

At March 31, 2009, investment securities having a carrying value of $6.0 billion were pledged where permitted or required by law to secure $5.2 billion of liabilities, including public and other deposits, Federal Home Loan Bank of Dallas (FHLB) advances and derivative instruments. This included securities of $707 million pledged with the Federal Reserve Bank to secure actual treasury tax and loan borrowings of $105 million at March 31, 2009, and potential borrowings of up to an additional $621 million. This also included mortgage-backed securities of $3.2 billion pledged with the FHLB to secure advances of $3.2 billion at March 31, 2009.  The remaining pledged securities of $2.1 billion were primarily with state and local government agencies to secure $1.8 billion of deposits and other liabilities.

Note 4 — Allowance for Credit Losses

The following summarizes the changes in the allowance for loan losses:

	Three Months Ended
	March 31,
(in millions)	2009	2008

Balance at beginning of period	$ 770	$ 557

Loan charge-offs:
Domestic
Commercial	61	33
Real estate construction
Commercial Real Estate business line	57	52
Other business lines	—	1
Total real estate construction	57	53
Commercial mortgage
Commercial Real Estate business line	16	20
Other business lines	18	2
Total commercial mortgage	34	22
Residential mortgage	2	—
Consumer	6	7
Lease financing	—	—
International	1	1
Total loan charge-offs	161	116

Recoveries:
Domestic
Commercial	3	3
Real estate construction	—	1
Commercial mortgage	—	1
Residential mortgage	—	—
Consumer	1	1
Lease financing	—	—
International	—	—
Total recoveries	4	6
Net loan charge-offs	157	110
Provision for loan losses	203	159
Foreign currency translation adjustment	—	(1)
Balance at end of period	$ 816	$ 605

Changes in the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended
	March 31,
(in millions)	200	9	2008

Balance at beginning of period	$ 38		$ 21
Less: Charge-offs on lending-related commitments*	—		—
Add: Provision for credit losses on lending-related commitments	(1)		4
Balance at end of period	$ 37		$ 25

* Charge-offs result from the sale of unfunded lending-related commitments.

Note 4 — Allowance for Credit Losses (continued)

A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans are impaired. Impaired loans that are restructured and meet the requirements to be on accrual status are included with total impaired loans for the remainder of the calendar year of the restructuring. There was one loan totaling $4 million included in the $970 million of impaired loans at March 31, 2009 that was restructured and met the requirements to be on accrual status.  Impaired loans averaged $930 million and $466 million for the three month periods ended March 31, 2009 and 2008, respectively.  The following presents information regarding the period-end balances of impaired loans:

(in millions)	March 31, 2009	December 31, 2008

Total period-end nonaccrual business loans	$966	$904
Plus: Impaired business loans restructured during the period on accrual status at period-end	4	—
Total period-end impaired business loans	$970	$904
Period-end impaired business loans requiring an allowance	$959	$807
Allowance allocated to impaired business loans	$214	$175

A specific portion of the allowance may be allocated to significant individually impaired loans.   Those impaired loans not requiring an allowance represent loans for which the fair value of expected repayments or collateral exceeded the recorded investments in such loans.

Note 5 - Medium- and Long-Term Debt

Medium- and long-term debt are summarized as follows:

(in millions)	March 31, 2009	December 31, 2008

Parent company
Subordinated notes:
4.80% subordinated note due 2015	$338	$342
6.576% subordinated notes due 2037	511	510
Total subordinated notes	849	852

Medium-term notes:
Floating rate based on LIBOR indices due 2010	150	150
Total parent company	999	1,002

Subsidiaries
Subordinated notes:
8.50% subordinated note due 2009	100	101
7.125% subordinated note due 2013	151	149
5.70% subordinated note due 2014	284	286
5.75% subordinated notes due 2016	694	701
5.20% subordinated notes due 2017	580	592
8.375% subordinated note due 2024	202	207
7.875% subordinated note due 2026	234	246
Total subordinated notes	2,245	2,282

Medium-term notes:
Floating rate based on LIBOR indices due 2009 to 2012	3,268	3,669
Floating rate based on Federal Funds indices due 2009	100	100

Federal Home Loan Bank advances:
Floating rate based on LIBOR indices due 2009 to 2014	8,000	8,000

Total subsidiaries	13,613	14,051
Total medium- and long-term debt	$14,612	$15,053

The carrying value of medium- and long-term debt was adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.

Comerica Bank (the Bank), a subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members.  FHLB advances bear interest at variable rates based on LIBOR and were secured by $4.8 billion of real estate-related loans and $3.2 billion of mortgage-backed investment securities at March 31, 2009.

The Bank participates in the voluntary Temporary Liquidity Guarantee Program (the TLG Program) announced by the Federal Deposit Insurance Corporation (FDIC) in October 2008 and amended in March 2009. Under the TLG Program, all senior unsecured debt issued between October 14, 2008 and October 31, 2009 with a maturity of more than 30 days is guaranteed by the FDIC. Debt guaranteed by the FDIC is backed by the full faith and credit of the United States.  The FDIC guarantee expires on the earlier of the maturity date of the debt or December 31, 2012 (June 30, 2012 for debt issued prior to April 1, 2009).  At March 31, 2009, there was approximately $10 million of senior unsecured debt outstanding in the form of bank-to-bank deposits issued under the TLG Program and $5.2 billion available to be issued.

Note 6 — Income Taxes and Tax-Related Items

The provision for federal income taxes is computed by applying the statutory federal income tax rate to income before income taxes as reported in the consolidated financial statements after deducting non-taxable items, principally income on bank-owned life insurance, and deducting tax credits related to investments in low income housing partnerships. State and foreign taxes are then added to the federal tax provision.

Unrecognized tax benefits were $72 million and $92 million at March 31, 2009 and 2008, respectively, and accrued interest was $86 million and $80 million at March 31, 2009 and 2008, respectively.  The amount of interest accrued at March 31, 2009 includes interest for unrecognized tax benefits and interest for structured leasing transactions and foreign tax credits that the Internal Revenue Service (IRS) disallowed.  In the fourth quarter 2008, the Corporation settled open tax issues with the IRS related to structured leasing transactions and disallowed foreign tax benefits.  The Corporation deposited funds with the IRS in the first quarter 2009, which will be used to fund the settlements expected to be made in the second quarter of 2009.  The Corporation anticipates that it is reasonably possible that additional settlements of various state tax return issues will result in a decrease in unrecognized tax benefits of $40 million within the next twelve months.

Based on current knowledge and probability assessment of various potential outcomes, the Corporation believes that current tax reserves, determined in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” are adequate to cover the matters outlined above, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations.  Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary.

Note 7 — Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges and the change in the accumulated defined benefit and other postretirement plans adjustment. The Consolidated Statements of Changes in Shareholders’ Equity include only combined other comprehensive income (loss), net of tax. The following table presents reconciliations of the components of the accumulated other comprehensive income (loss) for the three months ended March 31, 2009 and 2008.  Total comprehensive income totaled $80 million and $219 million for the three months ended March 31, 2009 and 2008, respectively. The $139 million decrease in total comprehensive income in the three months ended March 31, 2009, when compared to the same period in the prior year, resulted principally from a decrease in net income ($100 million) and a decrease in net unrealized gains on investment securities available-for-sale ($36 million).

Note 7 — Accumulated Other Comprehensive Income (Loss) (continued)

	Three Months Ended
	March 31,
(in millions)	200	9	200	8
Accumulated net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period, net of tax		$131		$(9)

Net unrealized holding gains arising during the period		112		177
Less: Reclassification adjustment for gains included in net income		13		22
Change in net unrealized gains before income taxes		99		155
Less: Provision for income taxes		36		56
Change in net unrealized gains on investment securities available-for-sale, net of tax		63		99
Balance at end of period, net of tax		$194		$90

Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax		$30		$2

Net cash flow hedge gains arising during the period		6		15
Less: Reclassification adjustment for gains included in net income		8		5
Change in net cash flow hedge gains before income taxes		(2)		10
Less: Provision for income taxes		(1)		4
Change in net cash flow hedge gains, net of tax		(1)		6
Balance at end of period, net of tax		$29		$8

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax		$(470)		$(170)

Net defined benefit pension and other postretirement adjustment arising during the period		—		3
Less: Adjustment for amounts recognized as components of net periodic benefit cost during the period		(14)		(5)
Change in defined benefit and other postretirement plans adjustment before income taxes		14		8
Less: Provision for income taxes		5		3
Change in defined benefit and other postretirement plans adjustment, net of tax		9		5
Balance at end of period, net of tax		$(461)		$(165)

Total accumulated other comprehensive loss at end of period, net of tax		$(238)		$(67)

Note 8 — Net Income (Loss) per Common Share

Basic income (loss) from continuing operations and net income (loss) per common share are computed by dividing income (loss) from continuing operations applicable to common stock and net income (loss) applicable to common stock, respectively, by the weighted-average number of shares of common stock outstanding during the period, including nonvested restricted stock.  Diluted income (loss) from continuing operations and net income (loss) per common share are computed by dividing income (loss) from continuing operations applicable to common stock and net income (loss) applicable to common stock, respectively, by the weighted-average number of shares of common stock, including nonvested restricted stock, and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options granted under the Corporation’s stock plans and a warrant, using the treasury stock method. Basic and diluted income (loss) from continuing operations and net income (loss) per common share for the three month periods ended March 31, 2009 and 2008 were computed as follows:

	Three Months Ended
	March 31,
(in millions, except per share data)	2009	2008

Basic and diluted
Income from continuing operations	$8	$110
Less: Preferred stock dividends	(33)	—
Income (loss) from continuing operations applicable to common stock	$(25)	$110

Net income	$9	$109
Less: Preferred stock dividends	(33)	—
Net income (loss) applicable to common stock	$(24)	$109

Average common shares outstanding	151	151

Basic income (loss) from continuing operations per common share	$(0.16)	$0.73
Basic net income (loss) per common share	(0.16)	0.73

Average common shares outstanding	151	151
Common stock equivalents:
Net effect of the assumed exercise of stock options	—	—
Net effect of the assumed exercise of warrant	—	—
Diluted average common shares	151	151

Diluted income (loss) from continuing operations per common share	$(0.16)	$0.73
Diluted net income (loss) per common share	(0.16)	0.73

The following average shares related to outstanding options and a warrant to purchase shares of common stock were not included in the computation of diluted net income (loss) per common share because the options’ and warrant’s exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended
	March 31,
(options in millions)	2009	2008

Average shares related to outstanding options and warrant	31.7	19.1
Range of exercise prices	$17.32 - $66.81	$40.13 - $71.58

Note 9 — Employee Benefit Plans

Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

Qualified Defined Benefit Pension Plan	Three Months Ended
	March 31,
(in millions)	2009	2008
Service cost	$7	$7
Interest cost	17	16
Expected return on plan assets	(26)	(25)
Amortization of unrecognized prior service cost	2	2
Amortization of unrecognized net loss	10	1
Net periodic benefit cost	$10	$1

Non-Qualified Defined Benefit Pension Plan	Three Months Ended
	March 31,
(in millions)	2009	2008
Service cost	$1	$1
Interest cost	2	2
Amortization of unrecognized net loss	1	1
Net periodic benefit cost	$4	$4

Postretirement Benefit Plan	Three Months Ended
	March 31,
(in millions)	2009	2008
Interest cost	$1	$1
Expected return on plan assets	(1)	(1)
Amortization of unrecognized transition obligation	1	1
Net periodic benefit cost	$1	$1

For further information on the Corporation’s employee benefit plans, refer to Note 16 to the consolidated financial statements in the Corporation’s 2008 Annual Report.

Note 10 — Derivative Instruments

In the normal course of business, the Corporation enters into various transactions involving derivative financial instruments to manage exposure to fluctuations in interest rate, foreign currency and other market risks and to meet the financing needs of customers. These financial instruments involve, to varying degrees, elements of credit and market risk.

Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from financial instruments by evaluating the creditworthiness of each counterparty, adhering to the same credit approval process used for traditional lending activities. Counterparty risk limits and monitoring procedures have also been established to facilitate the management of credit risk. Collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate.

Market risk is the potential loss that may result from movements in interest or foreign currency rates and energy commodity prices, which cause an unfavorable change in the value of a financial instrument. The Corporation manages this risk by establishing monetary exposure limits and monitoring compliance with those limits. Market risk arising from derivative instruments entered into on behalf of customers is reflected in the consolidated financial statements and may be mitigated by entering into offsetting transactions. Market risk inherent in derivative instruments held or issued for risk management purposes is generally offset by changes in the value of rate sensitive assets or liabilities.

Derivative instruments are carried at fair value in either “accrued income and other assets” or “accrued expenses and other liabilities” on the consolidated balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended,” (SFAS 133(R)), and, further, by the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments in accordance with SFAS 133(R), the Corporation designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.  For derivative instruments designated and qualifying as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item (i.e., the ineffective portion), if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments in accordance with SFAS 133(R), the gain or loss is recognized in current earnings during the period of change.

Note 10 — Derivative Instruments (continued)

For hedge relationships accounted for under SFAS 133(R) at inception of the hedge, the Corporation uses either the short-cut method or applies dollar offset or statistical regression analysis to assess effectiveness.  The short-cut method is used for certain fair value hedges of medium- and long-term debt.  This method allows for the assumption of zero hedge ineffectiveness and eliminates the requirement to further assess hedge effectiveness on these transactions.  For SFAS 133(R) hedge relationships to which the Corporation does not apply the short-cut method, either the dollar offset or statistical regression analysis is used at inception and for each reporting period thereafter to assess whether the derivative used has been and is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Net hedge ineffectiveness is recorded in “other noninterest income” on the consolidated statements of income.

Risk Management

As an end-user, the Corporation employs a variety of financial instruments for risk management purposes.  Activity related to these instruments is centered predominantly in the interest rate markets and mainly involves interest rate swaps.  Various other types of instruments also may be used to manage exposures to market risks, including interest rate caps and floors, total return swaps, foreign exchange forward contracts and foreign exchange swap agreements.

As part of a fair value hedging strategy, the Corporation has entered into interest rate swap agreements for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt and deposits to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount.

Risk management fair value interest rate swaps generated $12 million and $6 million of net interest income for the three months ended March 31, 2009 and 2008, respectively.

The net gains (losses) on fair value hedges of fixed-rate debt and deposits recognized in income (i.e., the ineffective portion) were as follows.

(in millions)		Three Months Ended
Derivatives Designated as SFAS 133(R)		March 31
Fair Value Hedging Relationships	Location of Gain (Loss)	2009	2008
Interest rate contracts	Other noninterest income	$(1)	$1

As part of a cash flow hedging strategy, the Corporation entered into predominantly two-year interest rate swap agreements (weighted-average original maturity of 2.2 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the life of the agreements (currently over the next 24 months). Approximately three percent ($1.7 billion) of the Corporation’s outstanding loans were designated as hedged items to interest rate swap agreements at March 31, 2009. If interest rates, interest yield curves and notional amounts remain at current levels, the Corporation expects to reclassify $20 million of net gains, net of tax, on derivative instruments that are designated as cash flow hedges from accumulated other comprehensive income (loss) to earnings during the next twelve months due to receipt of variable interest associated with existing and forecasted floating rate loans.

Note 10 - Derivative Instruments (continued)

The net gains recognized in income and OCI on the interest rate contracts hedging changes in loan cash flows for the three months ended March 31, 2009 and 2008 are displayed in the table below.

	Gain (Loss)	Gain (Loss)		Gain (Loss)	Location of Gain
	Recognized	Recognized	Location of Gain	Reclassified from	(Loss) Reclassified
	in OCI	in OCI	(Loss) Recognized	Accumulated OCI	from Accumulated
(in millions)	(Effective	(Ineffective	in Income	into Income	OCI into Income
Three Months Ended	Portion)	Portion)	(Ineffective Portion)	(Effective Portion)	(Effective Portion)
March 31, 2009

Interest rate contracts	$6	$1	Other noninterest income	$8	Interest and fees on loans
March 31, 2008

Interest rate contracts	$15	$—	Other noninterest income	$5	Interest and fees on loans

Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies.  The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks.

The net gains (losses) recognized in income on risk management derivative instruments not designated as hedging instruments under SFAS 133(R) were as follows.

(in millions)		Three Months Ended
Risk Management Derivatives Not Designated as		March 31
Hedging Instruments under SFAS 133(R)	Location of Gain (Loss)	2009	2008
Foreign exchange contracts	Other noninterest income	$(1)	$1
Total risk management derivatives not designated as hedging instruments under SFAS 133(R)		$(1)	$1

Note 10 — Derivative Instruments (continued)

The following table summarizes the expected maturity distribution of the notional amount of risk management interest rate swaps and provides the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of March 31, 2009. Swaps have been grouped by asset and liability designation.

Remaining Expected Maturity of Risk Management Interest Rate Swaps:

							March 31,	Dec. 31,
						2014-	2009	2008
(dollar amounts in millions)	2009	2010	2011	2012	2013	2026	Total	Total

Variable rate asset designation:
Receive fixed swaps	$ —	$ 900	$ 800	$ —	$ —	$ —	$ 1,700	$ 1,700

Weighted average: (1)
Receive rate	—%	5.64%	4.75%	—%	—%	—%	5.22%	5.22%
Pay rate	—	3.25	3.25	—	—	—	3.25	3.56

Medium- and long-term debt designation:
Receive fixed swaps	$ 100	$ —	$ —	$ —	$ —	$ 1,600	$ 1,700	$ 1,700

Weighted average: (1)
Receive rate	6.06%	—%	—%	—%	—%	5.73%	5.75%	5.75%
Pay rate	1.44	—	—	—	—	2.63	2.56	3.34

Other time deposits designation:
Receive fixed swaps	$ 429	$ —	$ —	$ —	$ —	$ —	$ 429	$ —

Weighted average: (1)
Receive rate	0.87%	—%	—%	—%	—%	—%	0.87%	—%
Pay rate	0.66	—	—	—	—	—	0.66	—

Total notional amount	$ 529	$ 900	$ 800	$ —	$ —	$ 1,600	$ 3,829	$ 3,400

(1)	Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at March 31, 2009

Management believes these hedging strategies achieve the desired relationship between the rate maturities of assets and funding sources which, in turn, reduce the overall exposure of net interest income to interest rate risk, although there can be no assurance that such strategies will be successful. The Corporation employs cash instruments, such as investment securities, as well as various types of derivative instruments to manage exposure to interest rate risk and other risks.  Derivative instruments are reflected in the following “Fair Values of Derivative Instruments in the Balance Sheet” tables, and may include interest rate caps and floors, foreign exchange forward contracts, foreign exchange option contracts and foreign exchange cross-currency swaps.

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

For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized less than $0.5 million of net gains in both the three month periods ended March 31, 2009 and 2008, which were included in “other noninterest income” in the consolidated statements of income.  The fair value of derivative instruments held or issued in connection with customer-initiated activities, including those customer-initiated derivative contracts where the Corporation does not enter into an offsetting derivative contract position, is included in the following “Fair Values of Derivative Instruments in the Balance Sheet” tables.

Fair values for customer-initiated and other derivative instruments represent the net unrealized gains or losses on such contracts and are recorded in the consolidated balance sheets.  Changes in fair value are recognized in the consolidated statements of income. The net gains recognized in income on customer-initiated and other derivative instruments were as follows.

Customer-Initiated and Other Derivatives		Three Months Ended
Not Designated as Hedging Instruments		March 31
Under SFAS 133(R)	Location of Gain (Loss)	2009	2008
Interest rate contracts	Other noninterest income	$4	$7
Energy derivative contracts	Other noninterest income	—	—
Foreign exchange contracts	Foreign exchange income	9	10
Total customer-initiated and other derivatives not designated as hedging instruments under SFAS 133(R)		$13	$17

Note 10 — Derivative Instruments (continued)

The following tables present the composition of derivative instruments, excluding commitments, held or issued for risk management purposes and in connection with customer-initiated and other activities at March 31, 2009 and December 31, 2008.

Fair Values of Derivative Instruments in the Balance Sheet

		Asset Derivatives		Liability Derivatives
(in millions) March 31, 2009	Notional/ Contract Amount (1)	Balance Sheet Location	Fair Value (Unrealized Gains) (2)	Balance Sheet Location	Fair Value (Unrealized Losses)	Net Fair Value (3)
Derivatives designated as hedging instruments under SFAS 133(R)
Risk management
Interest rate contracts
Swaps - cash flow	$ 1,700	Other assets	$ 49	Other liabilities	$ —	$ 49
Swaps - fair value	2,129	Other assets	310	Other liabilities	—	310
Total interest rate risk management derivatives designated as hedging instruments under SFAS 133(R)	$ 3,829		$ 359		$ —	$ 359

Derivatives not designated as hedging instruments under SFAS 133(R)
Risk management
Foreign exchange contracts
Spot and forwards	$ 569	Other assets	$ 5	Other liabilities	$ 8	$ (3)
Swaps	11	Other assets	3	Other liabilities	—	3
Total foreign exchange risk management contracts	580		8		8	—
Customer-initiated and other
Interest rate contracts
Caps and floors written	1,229	Other assets	—	Other liabilities	11	(11)
Caps and floors purchased	1,229	Other assets	11	Other liabilities	—	11
Swaps	10,254	Other assets	402	Other liabilities	367	35
Total interest rate contracts	12,712		413		378	35
Energy derivative contracts
Caps and floors written	628	Other assets	—	Other liabilities	92	(92)
Caps and floors purchased	628	Other assets	92	Other liabilities	—	92
Swaps	854	Other assets	134	Other liabilities	133	1
Total energy derivative contracts	2,110		226		225	1
Foreign exchange contracts
Spot, forwards, futures and options	2,784	Other assets	77	Other liabilities	61	16
Swaps	25	Other assets	1	Other liabilities	1	—
Total foreign exchange contracts	2,809		78		62	16
Total customer-initiated and other	17,631		717		665	52

Total derivatives not designated as hedging instruments under SFAS 133(R)	$ 18,211		$ 725		$ 673	$ 52
Total risk management	$ 4,409		$ 367		$ 8	$ 359
Total customer-initiated and other	17,631		717		665	52
Total derivatives	$ 22,040		$ 1,084		$ 673	$ 411

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

(3)  The net fair values of derivative instruments represent the estimated amounts the Corporation would receive or (pay) to terminate or otherwise settle the contracts at the balance sheet date.  The fair values of all derivative instruments are reflected in the consolidated balance sheets.

Note 10 — Derivative Instruments (continued)

Fair Values of Derivative Instruments in the Balance Sheet (continued)

		Asset Derivatives		Liability Derivatives
(in millions) December 31, 2008	Notional/ Contract Amount (1)	Balance Sheet Location	Fair Value (Unrealized Gains) (2)	Balance Sheet Location	Fair Value (Unrealized Losses)	Net Fair Value (3)
Derivatives designated as hedging instruments under SFAS 133(R)
Risk management
Interest rate contracts
Swaps - cash flow	$ 1,700	Other assets	$ 50	Other liabilities	$ —	$ 50
Swaps - fair value	1,700	Other assets	346	Other liabilities	—	346
Total interest rate risk management derivatives designated as hedging instruments under SFAS 133(R)	$ 3,400		$ 396		$ —	$ 396
Derivatives not designated as hedging instruments under SFAS 133(R)
Risk management
Foreign exchange contracts
Spot and forwards	$ 531	Other assets	$ 5	Other liabilities	$ 9	$ (4)
Swaps	13	Other assets	3	Other liabilities	—	3
Total foreign exchange risk management contracts	544		8		9	(1)
Customer-initiated and other
Interest rate contracts
Caps and floors written	1,271	Other assets	—	Other liabilities	14	(14)
Caps and floors purchased	1,271	Other assets	14	Other liabilities	—	14
Swaps	9,800	Other assets	410	Other liabilities	376	34
Total interest rate contracts	12,342		424		390	34
Energy derivative contracts
Caps and floors written	634	Other assets	—	Other liabilities	84	(84)
Caps and floors purchased	634	Other assets	84	Other liabilities	—	84
Swaps	877	Other assets	101	Other liabilities	101	—
Total energy derivative contracts	2,145		185		185	—
Foreign exchange contracts
Spot, forwards, futures and options	2,695	Other assets	101	Other liabilities	86	15
Swaps	28	Other assets	1	Other liabilities	1	—
Total foreign exchange contracts	2,723		102		87	15
Total customer-initiated and other	17,210		711		662	49

Total derivatives not designated as hedging instruments under SFAS 133(R)	$ 17,754		$ 719		$ 671	$ 48
Total risk management	$ 3,944		$ 404		$ 9	$ 395
Total customer-initiated and other	17,210		711		662	49
Total derivatives	$ 21,154		$ 1,115		$ 671	$ 444

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

(3)  The net fair values of derivative instruments represent the estimated amounts the Corporation would receive or (pay) to terminate or otherwise settle the contracts sheet date. The fair values of all derivative instruments are reflected in the consolidated balance sheets.

Note 10 — Derivative Instruments (continued)

By purchasing and writing derivative contracts the Corporation is exposed to credit risk if the counterparties fail to perform.  The Corporation minimizes credit risk through credit approvals, limits, monitoring procedures and collateral requirements.  Nonperformance risk, including credit risk, is included in the determination of net fair value.  The fair value of gross unrealized gains on customer-initiated derivative instruments totaling $717 million at March 31, 2009 included credit-related adjustments of $5 million.

Bilateral collateral agreements with counterparties reduce credit risk by providing for the daily exchange of cash or highly rated securities issued by the U.S. Treasury or other government agencies to collateralize amounts due to either party.  At March 31, 2009, counterparties had pledged marketable investment securities to secure approximately 80 percent of the fair value of contracts in an unrealized gain position.  In addition, at March 31, 2009, master netting arrangements had been established with substantially all interest rate swap counterparties and certain foreign exchange counterparties. These arrangements effectively reduce credit risk by permitting settlement, on a net basis, of contracts entered into with the same counterparty.

Certain of the Corporation’s derivative instruments contain provisions that require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could demand additional overnight collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2009 was $185 million, for which the Corporation had assigned collateral of $165 million in the normal course of business.  If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2009, the Corporation would be required to assign an additional $20 million of collateral to its counterparties.

The Corporation had commitments to purchase investment securities for its available-for-sale and trading account portfolios totaling $131 million and $1.3 billion at March 31, 2009 and December 31, 2008, respectively. Commitments to sell investment securities related to the trading account portfolio totaled $11 million at March 31, 2009 and $10 million at December 31, 2008. Outstanding commitments expose the Corporation to both credit and market risk.

Additional information regarding the nature, terms and associated risks of derivative instruments can be found in the Corporation’s 2008 Annual Report on page 54 and in Note 1 to the consolidated financial statements.

Note 11 — Credit-Related Financial Instruments

The Corporation’s credit risk associated with off-balance sheet credit-related financial instruments as of March 31, 2009 and December 31, 2008 is represented by the contractual amounts included in the following table.

	March 31,	December 31,
(in millions)	2009	2008

Unused commitments to extend credit:
Commercial and other	$ 23,395	$ 25,901
Bankcard, revolving check credit and equity access loan commitments	2,060	2,124
Total unused commitments to extend credit	$ 25,455	$ 28,025

Standby letters of credit	$ 5,998	$ 6,204
Commercial letters of credit	132	156
Other financial guarantees	32	36

Note 11 — Credit-Related Financial Instruments (continued)

The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At March 31, 2009 and December 31, 2008, the allowance for credit losses on lending-related commitments, which is recorded in “accrued expenses and other liabilities” on the consolidated balance sheets, was $37 million and $38 million, respectively.

Unused Commitments to Extend Credit

Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments.

Standby and Commercial Letters of Credit and Financial Guarantees

Standby and commercial letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2018.  The Corporation may enter into participation arrangements with third parties, which effectively reduce the maximum amount of future payments which may be required under standby letters of credit. These risk participations covered $471 million of the $6.0 billion standby letters of credit outstanding at March 31, 2009. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature.

Financial guarantees at March 31, 2009 included credit risk participation agreements, where the Corporation, primarily as part of a syndicated lending arrangement, guarantees a portion of the credit risk on an interest rate swap agreement between the lead bank in the syndicate and a customer.  In the event of default by a customer, the Corporation would be required to pay the portion of the unpaid amount guaranteed by the Corporation to the lead bank.  At March 31, 2009, the estimated fair value of the Corporation’s credit risk participation agreements where the Corporation was the guarantor was $31 million, and the estimated credit exposure was $43 million.  The estimated credit exposure includes the estimated credit risk as of March 31, 2009, in addition to an estimated increase in future risk for changes in interest rates in each remaining year of the contract until maturity.  In addition, the estimated credit exposure assumes the lead bank was unable to liquidate assets of the customers.  In the event of default, the lead bank has the ability to liquidate the assets of the customer, in which case the lead bank would be required to return a percentage of recouped assets to the participating banks.  These credit risk participation agreements expire in decreasing amounts through the year 2016, with a weighted average remaining maturity on outstanding agreements of 1.9 years. Also included in financial guarantees was an indemnification obligation with a fair value of $1 million at March 31, 2009 related to the sale of the Corporation’s remaining ownership of Visa Inc. (Visa) shares.

At March 31, 2009, the carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, which are included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $76 million.

The following table presents a summary of total internally classified watch list standby and commercial letters of credit and financial guarantees (generally consistent with regulatory defined special mention, substandard and doubtful) at March 31, 2009 and December 31, 2008.  The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	March 31, 2009	December 31, 2008

Total watch list standby and commercial letters of credit	$ 290	$ 277
As a percentage of total outstanding standby and commercial letters of credit	4.7%	4.3%

Total watch list financial guarantees	$ —	$ —
As a percentage of total outstanding financial guarantees	—%	—%

Note 12 — Contingent Liabilities

The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations.  In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of these matters will be.  However, based on current knowledge and after consultation with legal counsel, management believes that current reserves, determined in accordance with SFAS No. 5, “Accounting for Contingencies,” are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition.  For information regarding income tax contingencies, refer to Note 6.

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and inputs used for fair value measurements using significant unobservable inputs (Level 3).

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available. If quoted prices are not available or the market is deemed to be inactive at the measurement date and quoted prices are determined to be associated with distressed transactions, an adjustment to the quoted prices may be necessary or the Corporation may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate to estimate an instrument’s fair value. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities primarily include mortgage-backed securities issued by government-sponsored enterprises.  Securities classified as Level 3, the substantial majority of which are auction-rate securities (ARS), represent securities in less liquid markets requiring significant management assumptions when determining the fair value.  The fair value of auction-rate securities was determined using an income approach based on a discounted cash flow model utilizing two significant assumptions in the model: discount rate (including a liquidity risk premium for certain securities) and workout period.

Note 13 — Fair Value (continued)

In the first quarter 2009, the Corporation elected to early adopt FSP FAS 157-4 and determined the market was not active for the ARS portfolio.  For further information on the adoption of FSP FAS 157-4 and the valuation of ARS, see Notes 1 and 3.

Trading Securities and Associated Liabilities

Securities held for trading purposes are recorded at fair value and included in “other short-term investments” on the consolidated balance sheets. Level 1 securities held for trading purposes include assets related to employee deferred compensation plans, which are invested in mutual funds and other securities traded on an active exchange.  Deferred compensation liabilities, also classified as Level 1, are carried at the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets. Level 2 securities include municipal bonds and mortgage-backed securities issued by government-sponsored entities and corporate debt securities. Securities classified as Level 3 include securities in less liquid markets and securities not rated by a credit agency.  The valuation method for trading securities is the same as the method used for investment securities classified as available-for-sale, discussed above.

Loans Held-for-Sale

Loans held-for-sale, included in “other short-term investments” on the consolidated balance sheets, are carried at the lower of cost or fair value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Corporation classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans

The Corporation does not record loans at fair value on a recurring basis. However, loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once loans are identified as impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114) and establishes an allowance for loan losses. The allowance, based on the fair value of impaired loans, is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009 and 2008, substantially all impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Substantially all of the derivative instruments held or issued by the Corporation for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. For those derivative instruments, the Corporation measures fair value using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. As such, the Corporation classifies those derivative instruments as Level 2.  Examples of Level 2 derivative instruments are interest rate swaps, energy and foreign exchange derivative contracts.

Note 13 — Fair Value (continued)

The Corporation also holds a portfolio of warrants for generally non-marketable equity securities.  These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. Warrants which contain a net exercise provision are required to be accounted for as derivatives and recorded at fair value.  Fair value is determined using a Black-Scholes valuation model, which has five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company.  Where sufficient financial data existed, a market approach method was utilized to estimate the current value of the underlying company. When quoted market values were not available, an index method was utilized. The estimated fair value of the underlying securities for warrants requiring valuation at fair value were adjusted for discounts related to lack of liquidity.  The Corporation classifies warrants accounted for as derivatives as recurring Level 3.

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

Nonmarketable Equity Securities

The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments. The majority of these investments are not readily marketable. The investments are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. The Corporation bases its estimates of fair value for the majority of its indirect private equity and venture capital investments on the percentage ownership in the fair value of the entire fund, as reported by the fund’s management. For those funds where fair value is not reported by the fund’s management, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund’s management, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The Corporation classifies nonmarketable equity securities subjected to nonrecurring fair value adjustments as Level 3.

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

Goodwill

Goodwill is subject to an impairment test that requires an estimate of the fair value of the Corporation’s reporting units. Estimating the fair value of reporting units is a subjective process involving the use of estimates and judgments, particularly related to future cash flows, discount rates (including market risk premiums) and market multiples. The fair values of the reporting units were determined using a blend of two commonly used valuation techniques, the market approach and the income approach. The Corporation gives consideration to two valuation techniques, as either technique can be an indicator of value.  For the market approach, valuations of reporting units were based on an analysis of relevant price multiples in market trades in industries similar to the reporting unit. Market trades do not consider a control premium associated with an acquisition or a sale transaction. For the income approach, estimated future cash flows and terminal value (value at the end of the cash flow period, based on price multiples) were discounted. The discount rate was based on the imputed cost of equity capital.  Material assumptions used in the valuation models included the comparable public company price multiples used in the terminal value, future cash flows and the market risk premium component of the discount rate. Due to the general uncertainty and depressed earning capacity in the financial services industry as of the measurement date, the Corporation concluded that the valuation under the income approach more clearly reflected the long-term future earning capacity of the reporting unit, rather than the valuation under the market approach, and thus gave greater weight to the income approach.

Note 13 — Fair Value (continued)

As discussed in Note 1, the Corporation conducted an additional impairment test in the first quarter 2009. Prior to conducting the impairment test, management reviewed the assumptions and methodologies utilized in calculating the fair value of the reporting units and elected to update certain of the material assumptions described above. The updated assumptions incorporated the Corporation’s view that the current market conditions reflected only a short-term, distressed view of recent and near-term results rather than future long-term earning capacity. The additional testing performed in first quarter 2009 did not indicate that an impairment charge was required. Had the Corporation not updated the assumptions, fair value of the reporting units would have continued to be in excess of the carrying value. The Corporation also performed a stress test of each of the material assumptions identified above which supported the conclusion that an impairment charge was not required.

If the impairment testing discussed above resulted in impairment, the Corporation would classify goodwill subjected to nonrecurring fair value adjustments as Level 3.  Additional information regarding the goodwill impairment testing can be found in Note 1.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2009
Trading securities	$211	$75	$133	$3
Investment securities available-for-sale:
U.S. Treasury and other Government agency securities	79	79	—	—
Government-sponsored enterprise mortgage-backed securities	9,578	—	9,578	—
State and municipal auction-rate securities	54	—	—	54
Other state and municipal securities	2	—	1	1
Other auction-rate securities	1,034	—	—	1,034
Other securities	97	53	37	7
Total investment securities available-for-sale	10,844	132	9,616	1,096

Derivative assets	1,092	—	1,084	8
Total assets at fair value	$12,147	$207	$10,833	$1,107

Derivative liabilities	$673	$—	$673	$—
Other liabilities (1)	76	75	—	1
Total liabilities at fair value	$749	$75	$673	$1

March 31, 2008
Trading securities	$129	$103	$26	$—
Investment securities available-for-sale:
U.S. Treasury and other Government agency securities	76	76	—	—
Government-sponsored enterprise mortgage-backed securities	8,362	—	8,362	—
State and municipal auction-rate securities	—	—	—	—
Other state and municipal securities	2	—	1	1
Other auction-rate securities	—	—	—	—
Other securities	123	78	43	2
Total investment securities available-for-sale	8,563	154	8,406	3

Derivative assets	723	—	707	16
Total assets at fair value	$9,415	$257	$9,139	$19

Derivative liabilities	$424	$—	$424	$—
Other liabilities (1)	103	103	—	—
Total liabilities at fair value	$527	$103	$424	$—

(1) Includes liabilities associated with deferred compensation plans and financial guarantees.

Note 13 — Fair Value (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2009 and 2008 are summarized in the following table.

		Investment Securities Available-for-Sale
Recurring Level 3 Assets and Liabilities (in millions)	Trading Securities	State and Municipal Auction-Rate Securities	Other State and Municipal Securities	Other Auction- Rate Securities	Other Securities	Total	Derivative Assets (Warrants)	Other Liabilities

Balance at January 1, 2009	$34	$64	$1	$1,083	$5	$1,153	$8	$5
Net realized/unrealized gains (losses):
Recorded in earnings-realized	—	—	—	5	2	7	—	—
Recorded in earnings-unrealized	—	—	—	—	—	—	—	—
Recorded in other comprehensive income (pre-tax)	—	3	—	33	—	36	—	—
Purchases, sales, issuances and settlements, net	(31)	(13)	—	(87)	—	(100)	—	(4)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Balance at March 31, 2009	$3	$54	$1	$1,034	$7	$1,096	$8	$1

Balance at January 1, 2008	$—	$—	$1	$—	$2	$3	$23	$—
Net realized/unrealized gains (losses):
Recorded in earnings-realized	—	—	—	—	—	—	1	—
Recorded in earnings-unrealized	—	—	—	—	—	—	(5)	—
Recorded in other comprehensive income (pre-tax)	—	—	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	—	—	—	(3)	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Balance at March 31, 2008	$—	$—	$1	$—	$2	$3	$16	$—

There were no changes in unrealized gains (losses) recorded in earnings for the three months ended March 31, 2009 relating to Level 3 recurring assets still held at March 31, 2009.  There was an increase of $5 million in unrealized losses recorded in “other noninterest income” in the consolidated statements of income for the three months ended March 31, 2008 relating to Level 3 recurring derivative assets still held at March 31, 2008.

The table below presents the income statement classification of the Level 3 gains and losses due to changes in fair value recorded in earnings, including both realized and unrealized gains and losses, as shown in the table above.

Recurring Level 3 Assets and Liabilities		Investment Securities Available-for-Sale
(in millions) Classification of realized/unrealized gains (losses) recorded in earnings	Trading Securities	State and Municipal Auction-Rate Securities	Other State and Municipal Securities	Other Auction- Rate Securities	Other Securities	Total	Derivative Assets (Warrants)	Other Liabilities
Three months ended March 31, 2009
Net securities gains (losses)	$—	$—	$—	$5	$—	$5	$—	$—
Discontinued operations	—	—	—	—	2	2	—	—
Total	$—	$—	$—	$5	$2	$7	$—	$—

Three months ended March 31, 2008
Other noninterest income	$—	$—	$—	$—	$—	$—	$(4)	$—
Total	$—	$—	$—	$—	$—	$—	$(4)	$—

Note 13 — Fair Value (continued)

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

(in millions)
March 31, 2009	Total	Level 1	Level 2	Level 3
Loans	$970	$—	$—	$970
Other assets (1)	179	—	11	168
Total assets at fair value	$1,149	$—	$11	$1,138

Total liabilities at fair value	$—	$—	$—	$—
March 31, 2008
Loans	$534	$—	$372	$162
Other assets (1)	134	—	27	107
Total assets at fair value	$668	$—	$399	$269

Total liabilities at fair value	$—	$—	$—	$—

(1) Includes private equity investments, loans held-for-sale, loan servicing rights and foreclosed assets.

Note 14 — Estimated Fair Value of Financial Instruments

Disclosure of the estimated fair values of financial instruments, which differ from carrying values, often requires the use of estimates. In cases where quoted market values in an active market are not available, the Corporation uses present value techniques and other valuation methods to estimate the fair values of its financial instruments. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

The amounts provided herein attempt to estimate the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e. not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date. However, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the financial instrument. The Corporation typically holds the majority of its financial instruments until maturity, and thus does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments, but which have significant value. These include such items as core deposit intangibles, the future earnings potential of significant customer relationships and the value of trust operations and other fee generating businesses. The Corporation believes the imprecision of an estimate could be significant.

Following is a description of the methods and assumptions used in estimating fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets.  For further information regarding the fair value of financial instruments recorded at fair value on a recurring basis under SFAS 157, refer to Note 13.

Cash and due from banks, federal funds sold and securities purchased under agreements to resell, and interest-bearing deposits with banks

The carrying amount approximates the estimated fair value of these instruments.

Loans held-for-sale

The market value of these loans represents estimated fair value or estimated net selling price. The market value is determined on the basis of existing forward commitments or the current market values of similar loans.

Note 14 — Estimated Fair Value of Financial Instruments (continued)

Loans

Business loans consist of commercial, real estate construction, commercial mortgage, equipment lease financing and international loans.  Retail loans consist of residential mortgage, home equity and other consumer loans. The estimated fair value for variable rate business loans that reprice frequently are based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant.  The estimated fair value for other business and retail loans is estimated using a discounted cash flow model that employs interest rates currently offered on the loans, adjusted by an amount for estimated credit losses and other adjustments that would be expected to be made by a market participant. The rates take into account the expected yield curve, as well as, an adjustment for prepayment risk, if applicable.

Customers’ liability on acceptances outstanding and acceptances outstanding

The carrying amount approximates the estimated fair value.

Loan servicing rights

The estimated fair value is based on a discounted cash flow analysis, using interest rates and prepayment speed assumptions currently quoted for comparable instruments.

Deposit liabilities

The estimated fair value of demand deposits, consisting of checking, savings and certain money market deposit accounts, is represented by the amounts payable on demand. The carrying amount of deposits in foreign offices approximates their estimated fair value, while the estimated fair value of term deposits is calculated by discounting the scheduled cash flows using the March 31, 2009 rates offered on these instruments.

Short-term borrowings

The carrying amount of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximates estimated fair value.

Medium- and long-term debt

The estimated fair value of the Corporation’s variable rate medium- and long-term debt is represented by its carrying value. The estimated fair value of the fixed rate medium- and long-term debt is based on quoted market values. If quoted market values are not available, the estimated fair value is based on the market values of debt with similar characteristics.

Credit-related financial instruments

The estimated fair value of unused commitments to extend credit and standby and commercial letters of credit is represented by the estimated cost to terminate or otherwise settle the obligations with the counterparties. This amount is approximated by the fees currently charged to enter into similar arrangements, considering the remaining terms of the agreements and any changes in the credit quality of counterparties since the agreements were executed. This estimate of fair value does not take into account the significant value of the customer relationships and the future earnings potential involved in such arrangements as the Corporation does not believe that it would be practicable to estimate a representational fair value for these items.

Note 14 — Estimated Fair Value of Financial Instruments (continued)

The carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

	March 31, 2009
	Carrying	Estimated
(in millions)	Amount	Fair Value

Assets
Cash and due from banks	$952	$952
Federal funds sold and securities purchased under agreements to resell	—	—
Interest-bearing deposits with banks	2,558	2,558

Trading securities	211	211
Loans held-for-sale	37	37
Total short-term investments	248	248

Investment securities available-for-sale	10,844	10,844

Total loans, net of allowance for loan losses	47,808	48,042

Customers’ liability on acceptances outstanding	10	10
Loan servicing rights	10	10

Liabilities
Demand deposits (noninterest-bearing)	12,645	12,645
Interest-bearing deposits	29,249	29,342
Total deposits	41,894	41,987

Short-term borrowings	2,207	2,207
Acceptances outstanding	10	10
Medium- and long-term debt	14,612	13,339

Derivative instruments
Risk management:
Unrealized gains	367	367
Unrealized losses	(8)	(8)
Customer-initiated and other:
Unrealized gains	717	717
Unrealized losses	(665)	(665)
Warrants	8	8

Credit-related financial instruments	(91)	(128)

Note 15 — Business Segment Information

The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities.  This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes discontinued operations, the income and expense impact of equity and cash, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at March 31, 2009. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.

For a description of the business activities of each business segment and further information on the methodologies, which form the basis for these results, refer to Note 25 to the consolidated financial statements in the Corporation’s 2008 Annual Report.

Note 15 — Business Segment Information (continued)

Business segment financial results for the three months ended March 31, 2009 and 2008 are shown in the table below.

			Wealth &
(dollar amounts in millions)	Business	Retail	Institutional
Three Months Ended March 31, 2009	Bank	Bank	Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$312	$126	$36	$(99)	$11	$386
Provision for loan losses	177	23	10	—	(7)	203
Noninterest income	93	46	70	20	(6)	223
Noninterest expenses	157	161	75	4	—	397
Provision (benefit) for income taxes (FTE)	15	(5)	8	(33)	16	1
Income from discontinued operations, net of tax	—	—	—	—	1	1
Net income (loss)	$56	$(7)	$13	$(50)	$(3)	$9
Net credit-related charge-offs	$123	$26	$8	$—	$—	$157

Selected average balances:
Assets	$39,505	$6,875	$4,870	$12,703	$2,784	$66,737
Loans	38,527	6,284	4,750	(4)	(1)	49,556
Deposits	14,040	17,391	2,429	6,786	136	40,782
Liabilities	14,372	17,366	2,418	24,915	511	59,582
Attributed equity	3,346	658	340	1,177	1,634	7,155

Statistical data:
Return on average assets (1)	0.57%	(0.16)%	1.10%	N/M	N/M	0.06%
Return on average attributed equity	6.78	(4.48)	15.80	N/M	N/M	(1.90)
Net interest margin (2)	3.28	2.93	3.11	N/M	N/M	2.53
Efficiency ratio	38.55	94.01	74.09	N/M	N/M	66.61

			Wealth &
	Business	Retail	Institutional
Three Months Ended March 31, 2008	Bank	Bank	Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$329	$148	$36	$(26)	$(10)	$477
Provision for loan losses	146	18	—	—	(5)	159
Noninterest income	74	74	75	18	(4)	237
Noninterest expenses	177	142	79	3	2	403
Provision (benefit) for income taxes (FTE)	18	22	12	(8)	(2)	42
Income from discontinued operations, net of tax	—	—	—	—	(1)	(1)
Net income (loss)	$62	$40	$20	$(3)	$(10)	$109
Net credit-related charge-offs	$99	$10	$1	$—	$—	$110

Selected average balances:
Assets	$42,129	$7,144	$4,468	$8,645	$1,541	$63,927
Loans	41,219	6,276	4,315	5	37	51,852
Deposits	15,877	17,163	2,637	8,142	243	44,062
Liabilities	16,686	17,171	2,646	21,636	596	58,735
Attributed equity	3,168	725	331	903	65	5,192

Statistical data:
Return on average assets (1)	0.59%	0.89%	1.79%	N/M	N/M	0.68%
Return on average attributed equity	7.83	22.00	24.10	N/M	N/M	8.42
Net interest margin (2)	3.21	3.48	3.34	N/M	N/M	3.22
Efficiency ratio	44.05	70.99	70.95	N/M	N/M	58.25

(1) Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2) Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE — Fully Taxable Equivalent

N/M — Not Meaningful

Note 15 — Business Segment Information (continued)

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida.  In addition to the four primary geographic markets, Other Markets and International are also reported as market segments.  Market segment results are provided as supplemental information to the business segment results and  may not meet all operating segment criteria as set forth in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131). For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at March 31, 2009.

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

Note 15 — Business Segment Information (continued)

Market segment financial results for the three months ended March 31, 2009 and 2008 are shown in the table below.

							Finance
(dollar amounts in millions)					Other		& Other
Three Months Ended March 31, 2009	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$194	$146	$70	$11	$39	$14	$(88)	$386
Provision for loan losses	83	88	9	15	15	—	(7)	203
Noninterest income	127	36	21	3	14	8	14	223
Noninterest expenses	194	104	58	8	21	8	4	397
Provision (benefit) for income taxes (FTE)	15	(3)	9	(3)	(5)	5	(17)	1
Income from discontinued operations, net of tax	—	—	—	—	—	—	1	1
Net income (loss)	$29	$(7)	$15	$(6)	$22	$9	$(53)	$9
Net credit-related charge-offs	$54	$76	$8	$12	$6	$1	$—	$157

Selected average balances:
Assets	$19,139	$15,443	$8,069	$1,869	$4,553	$2,177	$15,487	$66,737
Loans	18,267	15,253	7,847	1,878	4,246	2,070	(5)	49,556
Deposits	16,699	10,640	4,198	253	1,357	713	6,922	40,782
Liabilities	17,014	10,571	4,211	245	1,413	702	25,426	59,582
Attributed equity	1,604	1,375	680	152	383	150	2,811	7,155

Statistical data:
Return on average assets (1)	0.63%	(0.18)%	0.72%	(1.29)%	1.89%	1.69%	N/M	0.06%
Return on average attributed equity	7.57	(1.98)	8.54	(15.87)	22.45	24.55	N/M	(1.90)
Net interest margin (2)	4.30	3.91	3.62	2.31	3.65	2.74	N/M	2.53
Efficiency ratio	59.91	57.17	64.45	61.06	44.70	33.86	N/M	66.61

							Finance
					Other		& Other
Three Months Ended March 31, 2008	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$205	$172	$74	$11	$36	$15	$(36)	$477
Provision for loan losses	20	114	8	12	13	(3)	(5)	159
Noninterest income	136	33	24	5	17	8	14	237
Noninterest expenses	185	108	58	10	27	10	5	403
Provision (benefit) for income taxes (FTE)	48	(7)	12	(2)	(5)	6	(10)	42
Income from discontinued operations, net of tax	—	—	—	—	—	—	(1)	(1)
Net income (loss)	$88	$(10)	$20	$(4)	$18	$10	$(13)	$109
Net credit-related charge-offs	$28	$66	$5	$10	$—	$1	$—	$110

Selected average balances:
Assets	$19,597	$17,287	$7,932	$1,891	$4,692	$2,342	$10,186	$63,927
Loans	18,985	16,906	7,642	1,877	4,185	2,215	42	51,852
Deposits	16,079	12,849	4,005	362	1,582	800	8,385	44,062
Liabilities	16,768	12,849	4,022	358	1,690	816	22,232	58,735
Attributed equity	1,663	1,271	619	125	384	162	968	5,192

Statistical data:
Return on average assets (1)	1.78%	(0.24)%	1.00%	(0.75)%	1.55%	1.78%	N/M	0.68%
Return on average attributed equity	20.93	(3.20)	12.88	(11.34)	18.93	25.73	N/M	8.42
Net interest margin (2)	4.32	4.08	3.84	2.56	3.39	2.71	N/M	3.22
Efficiency ratio	57.32	53.04	61.28	60.82	51.54	43.60	N/M	58.25

(1) Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(2) Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE — Fully Taxable Equivalent

N/M — Not Meaningful

Note 16 — Discontinued Operations

In December 2006, the Corporation sold its ownership interest in Munder Capital Management (Munder) to an investor group. As a result of the sale transaction, the Corporation accounted for Munder as a discontinued operation. As such, Munder was reported in “Other” and “Finance & Other” for business and market segment reporting purposes, respectively.

The impact of discontinued operations was not material to net income for the three months ended March 31, 2009 and 2008.

Note 17 — Variable Interest Entities (VIE’s)

The Corporation evaluates its interest in certain entities to determine if these entities meet the definition of a VIE, and whether the Corporation was the primary beneficiary and should consolidate the entity based on the variable interests it held. The following provides a summary of the VIE’s in which the Corporation has a significant interest.

The Corporation owns 100 percent of the common stock of an entity formed in 2007 to issue trust preferred securities. This entity meets the definition of a VIE, but the Corporation is not the primary beneficiary as the expected losses and residual returns of the trust are absorbed by the trust preferred stock holders. The trust preferred securities held by this entity ($500 million at March 31, 2009) qualify as Tier 1 capital and are classified as subordinated debt included in “medium- and long-term debt” on the consolidated balance sheets, with associated interest expense recorded in “interest on medium- and long-term debt” on the consolidated statements of income. The Corporation is not exposed to loss related to this VIE.

The Corporation has limited partnership interests in three venture capital funds, which were acquired in 1998, 1999 and 2001, where the general partner (an employee of the Corporation) in these three partnerships is considered a related party to the Corporation. These three entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities as the majority of variable interests are expected to accrue to the nonaffiliated limited partners. As such, the Corporation accounts for its interest in these partnerships on the cost method. Investments are included in “accrued income and other assets” on the consolidated balance sheets, with income (net of write-downs) recorded in “other noninterest income” on the consolidated statements of income.  These three entities had approximately $120 million in assets at March 31, 2009. Exposure to loss as a result of involvement with these three entities at March 31, 2009 was limited to approximately $5 million of book basis of the Corporation’s investments and approximately $2 million of commitments for future investments.

The Corporation, as a limited partner, also holds an insignificant ownership percentage interest in 133 other venture capital and private equity investment partnerships where the Corporation is not related to the general partner. While these entities may meet the definition of a VIE, the Corporation is not the primary beneficiary of any of these entities as a result of its insignificant ownership percentage interest. The Corporation accounts for its interests in these partnerships on the cost method. Investments are included in “accrued income and other assets” on the consolidated balance sheets, with income (net of write-downs) recorded in “other noninterest income” on the consolidated statements of income. Exposure to loss as a result of involvement with these entities at March 31, 2009 was limited to approximately $58 million of book basis of the Corporation’s investments and approximately $32 million of commitments for future investments.

Two limited liability subsidiaries of the Corporation are the general partners in two investment fund partnerships, formed in 1999 and 2003. These subsidiaries manage the investments held by these funds. These two investment partnerships meet the definition of a VIE. In the investment fund partnership formed in 1999, the Corporation is not the primary beneficiary of the entity as the majority of the variable interests are expected to accrue to the nonaffiliated limited partners. As such, the Corporation accounts for its indirect interests in this partnership on the cost method. This investment partnership had approximately $42 million in assets at March 31, 2009 and was structured so that the Corporation’s exposure to loss as a result of its interest would be limited to the book basis of the Corporation’s investment in the limited liability subsidiary, which was insignificant at March 31, 2009. In the investment fund partnership formed in 2003, the Corporation is the primary beneficiary and consolidates the entity as the majority of the variable interests are expected to accrue to the Corporation. This investment partnership had assets of approximately $6 million at March 31, 2009 and was structured so that the Corporation’s exposure to loss as a result of its interest would be limited to the book basis of the Corporation’s investment in the limited liability subsidiary, which was insignificant at March 31, 2009.  Total fee revenue earned by the Corporation as general partner for these funds was insignificant (less than $0.1 million) for the three months ended March 31, 2009 and 2008.

Note 17 — Variable Interest Entities (VIE’s) (continued)

The Corporation has a significant limited partnership interest in 20 low income housing tax credit/historic rehabilitation tax credit partnerships, acquired at various times from 1992 to 2007. These entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities as the majority of the variable interests are expected to accrue to the nonaffiliated limited partners. The Corporation accounts for its interest in these partnerships on the cost or equity method. These entities had approximately $143 million in assets at March 31, 2009. Exposure to loss as a result of its involvement with these entities at March 31, 2009 was limited to approximately $11 million of book basis of the Corporation’s investment, which includes unused commitments for future investments.

The Corporation, as a limited partner, also holds an insignificant ownership percentage interest in 114 other low income housing tax credit/historic rehabilitation tax credit partnerships. While these entities may meet the definition of a VIE, the Corporation is not the primary beneficiary of any of these entities as a result of its insignificant ownership percentage interest. As such, the Corporation accounts for its interest in these partnerships on the cost or equity method. Exposure to loss as a result of its involvement with these entities at March 31, 2009 was limited to approximately $332 million of book basis of the Corporation’s investment, which includes unused commitments for future investments.

As a limited partner, the Corporation obtains income tax credits and deductions from the operating losses from these low income housing tax credit/historic rehabilitation tax credit partnerships, which are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable.  These income tax credits and deductions are allocated to the funds’ investors based on their ownership percentages. Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other noninterest income” on the consolidated statements of income. In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund low income housing partnerships ($80 million at March 31, 2009).

The Corporation provided no financial or other support to any of the above VIE’s that was not contractually required during the three months ended March 31, 2009.

The following table summarizes the impact of these VIE’s on the Corporation’s consolidated statements of income.

	Three Months Ended
(in millions)	March 31,
Classfication in Earnings	2009	2008
Interest on medium- and long-term debt	$9	$9
Other noninterest income	(14)	(10)
Provision for income taxes*	(11)	(10)

*Income tax credits from low income housing tax credit/historic rehabilitation tax credit partnerships.

Additional information regarding the Corporation’s consolidation policy can be found in Note 1 to the consolidated financial statements in the Corporation’s 2008 Annual Report.

Note 18 – Subsequent Event

On April 30, 2009 Chrysler LLC (Chrysler), a major domestic automobile manufacturer, filed for Chapter 11 bankruptcy protection.  At March 31, 2009, the Corporation had no direct exposure to Chrysler, approximately $82 million in outstanding loans to tier one and tier two suppliers whose revenue is 50 percent or more derived from Chrysler, and approximately $122 million in outstanding loans to borrowers where 50 percent or more of the exposure relates to Chrysler dealerships.  Of outstanding dealership loans, $86 million were fully secured floor plan loans.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Any statements in this report that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “outcome,” “continue,” “remain,” “maintain,” “trend,” “objective” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements.  These forward-looking statements are predicated on the beliefs and assumptions of the Corporation’s management based on information known to the Corporation’s management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation’s management for future or past operations, products or services, and forecasts of the Corporation’s revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation’s management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation’s actual results could differ materially from those discussed.  Factors that could cause or contribute to such differences are further economic downturns, changes in the pace of an economic recovery and related changes in employment levels, changes in real estate values, fuel prices, energy costs or other events that could affect customer income levels or general economic conditions, changes related to the headquarters relocation or to its underlying assumptions, the effects of recently enacted legislation, such as the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, and actions taken by the U.S. Department of Treasury, the Board of Governors of the Federal Reserve System, the Texas Department of Banking  and the Federal Deposit Insurance Corporation, the effects of war and other armed conflicts or acts of terrorism, the effects of natural disasters including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts  and floods, the disruption of private or public utilities, the implementation of the Corporation’s strategies and business models, management’s ability to maintain and expand customer relationships, changes in customer borrowing, repayment, investment and deposit practices, management’s ability to retain key officers and employees, changes in the accounting treatment of any particular item, the impact of regulatory examinations, declines or other changes in the businesses or industries in which the Corporation has a concentration of loans, including, but not limited to, the automotive production industry and the real estate business lines, the anticipated performance of any new banking centers, the entry of new competitors in the Corporation’s markets, changes in the level of fee income, changes in applicable laws and regulations, including those concerning taxes, banking, securities and insurance, changes in trade, monetary and fiscal policies, including the interest rate policies of the Board of Governors of the Federal Reserve System, fluctuations in inflation or interest rates, changes in general economic, political or industry conditions and related credit and market conditions, the interdependence of financial service companies and adverse conditions in the stock market. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Results of Operations

Net income for the three months ended March 31, 2009 was $9 million, a decrease of $100 million, or 91 percent, from $109 million reported for the three months ended March 31, 2008.  The decrease in net income in the first quarter 2009 from the comparable prior year quarter reflected a $92 million decline in net interest income and a $39 million increase in the provision for credit losses ($44 million increase in the provision for loan losses and a $5 million decrease in the provision for credit losses on lending-related commitments), partially offset by a $29 million decline in salaries expense.  The net loss applicable to common stock was $24 million for the first quarter 2009 after preferred dividends of $33 million, compared to net income applicable to common stock of $109 million in the same period a year ago. Quarterly diluted net income per common share decreased to a net loss of $0.16 in the first quarter 2009, compared to net income of $0.73 in the same period a year ago.

2009 Outlook

•                  Management expects to focus on new and expanding existing relationships.  Management expects subdued loan demand in light of the rapidly contracting domestic economy.

•                  Management expects the net interest margin to expand during the remainder of the year with improved loan pricing and the runoff of higher-cost time deposits and debt.  The target federal funds and short-term LIBOR rates are expected to remain flat for the remainder of 2009.

•                  Based on no significant further deterioration of the economic environment, management expects net credit-related charge-offs for full-year 2009 to be $650 million to $700 million. The provision for credit losses is expected to exceed net charge-offs.

•                  Management expects a mid-single digit decrease in full-year 2009 noninterest expenses, compared to full-year 2008, due to control of discretionary expenses and workforce.

Net Interest Income

Net interest income was $384 million for the three months ended March 31, 2009, a decrease of $92 million, compared to $476 million for the same period in 2008.  The decrease in net interest income in the first quarter 2009, compared to the same period in 2008, resulted primarily from the reduced contribution of noninterest-bearing funds in a significantly lower rate environment, a competitive environment for deposit pricing, one less day in the first quarter 2009 and the impact of a higher level of nonaccrual loans, partially offset by growth in earning assets. The rate-volume analysis in Table I of this financial review details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended March 31, 2009, compared to the same period in the prior year. On a FTE basis, net interest income decreased $91 million to $386 million for the three months ended March 31, 2009, from $477 million for the comparable period in 2008.  Average earning assets increased $2.2 billion, or four percent, to $61.8 billion in the first quarter 2009, compared to the first quarter 2008, primarily due to a $2.9 billion, or 40 percent, increase in average investment securities available-for-sale and a $1.8 billion increase in average interest-bearing deposits with the Federal Reserve Bank, partially offset by a $2.3 billion, or four percent, decrease in average loans to $49.6 billion in the first quarter 2009. The net interest margin (FTE) for the three months ended March 31, 2009 was 2.53 percent, compared to 3.22 percent for the comparable period in 2008.  The decrease in the net interest margin (FTE) resulted primarily from the reasons cited for the decline in net interest income discussed above, and as a result of the change in the mix of interest bearing sources of funds.  In addition, the net interest margin was reduced by approximately seven basis points in the first quarter 2009 as a result of $1.8 billion of average balances deposited with the Federal Reserve Bank.

Net interest income and net interest margin are impacted by the operations of the Corporation’s Financial Services Division.  Financial Services Division customers deposit large balances (primarily noninterest-bearing) and the Corporation pays certain expenses on behalf of such customers (“customer services” included in “noninterest expenses” on the consolidated statements of income) and/or makes low-rate loans to such customers (included in “net interest income” on the consolidated statements of income).  Footnote (1) to Table I of this financial review displays average Financial Services Division loans and deposits, with related interest income/expense and average rates. Footnote (2) to Table I of this financial review displays the impact of Financial Services Division loans (primarily low-rate) on net interest margin (assuming the loans were funded by Financial Services Division noninterest-bearing deposits), which was a decrease of one basis point and three basis points in the three month periods ended March 31, 2009 and 2008, respectively.

For further discussion of the effects of market rates on net interest income, refer to “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this financial review.

Management expects the net interest margin to expand during the remainder of the year with improved loan pricing and the runoff of higher-cost time deposits and debt.  The target federal funds and short-term LIBOR rates are expected to remain flat for the remainder of 2009.

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

			Three Months Ended
	March 31, 2009			March 31, 2008
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (1) (2)	$ 27,180	$ 228	3.39%	$ 29,178	$ 429	5.93%
Real estate construction loans	4,510	33	2.99	4,811	71	5.92
Commercial mortgage loans	10,431	109	4.22	10,142	159	6.29
Residential mortgage loans	1,846	26	5.66	1,916	29	6.01
Consumer loans	2,574	24	3.79	2,449	37	6.02
Lease financing	1,300	9	2.82	1,347	11	3.22
International loans	1,715	16	3.85	2,009	30	6.01
Business loan swap income	—	8	—	—	5	—
Total loans (2)	49,556	453	3.70	51,852	771	5.98

Auction-rate securities available-for-sale	1,108	5	1.71	—	—	—
Other investment securities available-for-sale	9,018	105	4.82	7,222	88	4.93
Total investment securities available-for-sale	10,126	110	4.46	7,222	88	4.93

Federal funds sold and securities purchased under agreements to resell	57	—	0.32	80	1	3.28
Interest-bearing deposits with banks	1,848	1	0.23	19	—	2.79
Other short-term investments	165	1	1.67	345	4	4.43
Total earning assets	61,752	565	3.71	59,518	864	5.84

Cash and due from banks	950			1,240
Allowance for loan losses	(832)			(596)
Accrued income and other assets	4,867			3,765
Total assets	$ 66,737			$ 63,927

Money market and NOW deposits (1)	$ 12,334	19	0.63	$ 15,341	79	2.06
Savings deposits	1,278	1	0.18	1,359	2	0.64
Customer certificates of deposit	8,856	58	2.67	8,286	84	4.07
Total interest-bearing core deposits	22,468	78	1.41	24,986	165	2.65

Other time deposits	6,280	46	3.01	7,257	77	4.28
Foreign office time deposits	670	1	0.42	1,197	11	3.81
Total interest-bearing deposits	29,418	125	1.73	33,440	253	3.05

Short-term borrowings	2,362	2	0.29	3,497	29	3.28
Medium- and long-term debt	14,924	52	1.40	9,856	105	4.27
Total interest-bearing sources	46,704	179	1.55	46,793	387	3.32

Noninterest-bearing deposits (1)	11,364			10,622
Accrued expenses and other liabilities	1,514			1,320
Total shareholders’ equity	7,155			5,192
Total liabilities and shareholders’ equity	$ 66,737			$ 63,927

Net interest income/rate spread (FTE)		$ 386	2.16		$ 477	2.52

FTE adjustment		$ 2			$ 1

Impact of net noninterest-bearing sources of funds			0.37			0.70
Net interest margin (as a percentage of average earning assets) (FTE) (2)			2.53%			3.22%

(1) FSD balances included above:
Loans (primarily low-rate)	$ 212	$ 1	1.97%	$ 802	$ 2	1.12%
Interest-bearing deposits	617	1	0.61	1,094	8	2.77
Noninterest-bearing deposits	1,269			1,894

(2) Impact of FSD loans (primarily low-rate) on the following:
Commercial loans			(0.01)%			(0.13)%
Total loans			(0.01)			(0.08)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			(0.01)			(0.03)

Table I — Quarterly Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended March 31, 2009/March 31, 2008
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume*	(Decrease)
Loans	$ (299)	$ (19)	$ (318)
Investment securities available-for-sale	(4)	26	22
Federal funds sold and securites purchased under agreements to repurchase	(1)	—	(1)
Interest-bearing deposits with banks	—	1	1
Other short-term investments	(1)	(2)	(3)
Total earning assets	(305)	6	(299)

Interest-bearing deposits	(119)	(9)	(128)
Short-term borrowings	(26)	(1)	(27)
Medium- and long-term debt	(71)	18	(53)
Total interest-bearing sources	(216)	8	(208)

Net interest income/rate spread (FTE)	$ (89)	$ (2)	$ (91)

* Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

The provision for loan losses was $203 million for the first quarter 2009, compared to $159 million for the same period in 2008.  The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed under the “Credit Risk” subheading in the section entitled “Risk Management” of this financial review.  The $44 million increase in the provision for loan losses in the three-months ended March 31, 2009, when compared to the same period in 2008, resulted primarily from challenges in the Middle Market (primarily Midwest market), Global Corporate and Private Banking loan portfolios, as well as the Michigan residential real estate development industry.  Although the provision attributable to the California residential real estate development industry declined in the first quarter 2009 when compared to the same period in the prior year, it remained a significant component of the provision for loan losses.  National growth was hampered by turmoil in the financial markets, declining home values and global recession.  California lagged national growth primarily due to severe weakness in the state’s residential real estate sector. Evidence of real estate weakness in California included the 40 percent decline in median sales prices of existing single-family homes in the 12 months ending in February 2009, and the 43 percent decline in building permits in 2008 from 2007.  Michigan continued to contract for a fifth consecutive year.  The average Michigan Business Activity index compiled by the Corporation for the first two months of 2009 declined 16 percent when compared to the full-year 2008.  The Michigan Business Activity index represents nine different measures of Michigan economic activity compiled by the Corporation.  The sharp decline in car sales nationally, the restructuring in the auto sector and the recession nationally were major factors holding back the Michigan economy.  A wide variety of economic reports consistently showed that Texas continued to outperform the nation in 2008 and early 2009, though growth is slowing. Texas has experienced a much more modest retrenchment in homebuilding than in most other states and also has benefitted from an ongoing influx of people and businesses from other parts of the country.  A recent downturn in energy production and weakness in the state’s huge export sector suggests that Texas will outperform the nation by a smaller margin in 2009.  Forward-looking indicators suggest that recent trends in economic conditions in the Corporation’s primary markets are likely to continue until the national economy bottoms out and begins expanding.

The provision for credit losses on lending-related commitments was a negative provision of $1 million in the first quarter 2009, compared to a provision of $4 million for the comparable period in 2008.  The Corporation establishes this provision to maintain an adequate allowance to cover probable credit losses inherent in lending-related commitments.  The $5 million decrease for the three months ended March 31, 2009, when compared to the same period in 2008, was primarily the result of a decline in volume of both standby letters of credit and unused commitments.

Based on no significant further deterioration of the economic environment, management expects net credit-related charge-offs for full-year 2009 to be $650 million to $700 million. The provision for credit losses is expected to exceed net charge-offs.

Noninterest Income

Noninterest income was $223 million for the three months ended March 31, 2009, a decrease of $14 million, or six percent, compared to $237 million for the same period in 2008.  The decrease in noninterest income in the first quarter 2009, compared to the first quarter 2008, was primarily due to decreases in fiduciary income ($10 million), net securities gains ($9 million) and various other fee categories, partially offset by a $24 million gain in the first quarter 2009 on the termination of certain structured lease transactions.  Net securities gains in the first quarter 2009 included $8 million of gains on the sale of mortgage-backed securities and $5 million of gains on the redemption of $100 million par value of auction-rate securities, while net securities gains in the first quarter 2008 included a $21 million gain on the sale of Visa shares.

Noninterest Expenses

Noninterest expenses were $397 million for the three months ended March 31, 2009, a decrease of $6 million, or two percent, from $403 million for the comparable period in 2008.  The decrease in noninterest expenses in the first quarter 2009, compared to the first quarter 2008, reflected decreases in salaries expense ($29 million), customer services expense ($6 million) and provision for credit losses on lending-related commitments ($5 million), partially offset by increases in Federal Deposit Insurance Corporation (FDIC) insurance expense ($13 million), pension expense ($11 million) and litigation and operational losses ($10 million). The $10 million increase in litigation and operational losses resulted primarily from the first quarter 2008 reversal of a $13 million Visa loss sharing arrangement expense. As detailed in the table below, total salaries expense decreased $29 million, or 14 percent, in the three months ended March 31, 2009, compared to the same period in 2008, primarily due to decreases in incentives ($19 million) and share-based compensation ($9 million).  Also contributing to the decline in salaries expense, was a decrease of approximately 950 full-time equivalent staff, or nine percent, from March 31, 2008 to March 31, 2009.  Share-based compensation expense reflected $4 million and $9 million in the first quarter 2009 and 2008, respectively, from the portion of the annual award of restricted stock which must be expensed when granted.

The following table summarizes the various components of salaries and employee benefits expense.

	Three Months Ended
	March 31,
(in millions)	2009	2008

Salaries
Salaries - regular	$147	$151
Severance	5	2
Incentives	13	32
Deferred compensation plan costs	(5)	(5)
Share-based compensation	11	20
Total salaries	171	200
Employee benefits
Pension expense	16	5
Other employee benefits	39	42
Total employee benefits	55	47
Total salaries and employee benefits	$226	$247

Management expects a mid-single digit decrease in full-year 2009 noninterest expenses, compared to full-year 2008, due to control of discretionary expenses and workforce.

Provision for Income Taxes

The provision for income taxes for the first quarter 2009 was a negative provision of $1 million, compared to a provision of $41 million for the same period a year ago.  The effective tax rate was a negative 21 percent and positive 27 percent for the first quarter 2009 and 2008, respectively.  The lower effective tax rate in 2009 reflected the impact of the same level of permanent differences and credits on lower pre-tax income, as well as, a $24 million non-taxable gain on the termination of certain structured lease transactions and related adjustments to deferred taxes in the first quarter 2009.

Business Segments

The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance Division.  Note 15 to the consolidated financial statements presents financial results of these business segments for the three months ended March 31, 2009 and 2008. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 15 to these consolidated financial statements and Note 25 to the consolidated financial statements in the Corporation’s 2008 Annual Report.

The following table presents net income (loss) by business segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2009		2008
Business Bank	$ 56	91%	$ 62	51%
Retail Bank	(7)	(12)	40	33
Wealth & Institutional Management	13	21	20	16
	62	100%	122	100%
Finance	(50)		(3)
Other*	(3)		(10)
Total	$ 9		$109

* Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division

The Business Bank’s net income of $56 million decreased $6 million, or nine percent, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  Net interest income (FTE) was $312 million, a decrease of $17 million from the comparable prior year period.  The decrease in net interest income (FTE) was primarily due to a $2.1 billion decrease in average loans, excluding the Financial Services Division, a $735 million decrease in average deposit balances, excluding Financial Services Division, and a decline in deposit spreads caused by a competitive rate environment, partially offset by increased loan spreads and the reduced negative impact of the Financial Services Division (see footnote (2) to Table 1 of this financial review).  The provision for loan losses of $177 million increased $31 million, from the comparable period in the prior year, primarily due to increases in reserves for the Middle Market, Global Corporate and Midwest residential real estate development business loan portfolios, partially offset by a reduction in reserves for Western residential real estate developers, mostly in California.  Net credit-related charge-offs of $123 million increased $24 million, from the comparable period in the prior year period, primarily due to an increase in charge-offs in the Midwest market’s Commercial Real Estate, largely residential real estate developers, and Middle Market loan portfolios.  Noninterest income of $93 million increased $19 million from the comparable prior year period, primarily due to a $24 million gain on the termination of certain structured lease transactions.  Noninterest expenses of $157 million for the three months ended March 31, 2009 decreased $20 million from the same period in the prior year, primarily due to decreases in incentive compensation ($10 million), allocated net corporate overhead expenses ($9 million) and customer services expense ($6 million), partially offset by increases in FDIC insurance expense ($4 million) and other real estate expenses ($3 million).

The Retail Bank’s net income decreased $47 million, to a net loss of $7 million for the three months ended March 31, 2009, compared to net income of $40 million for the three months ended March 31, 2008.  Net interest income (FTE) of $126 million decreased $22 million from the comparable period in the prior year, primarily due to a decline in loan and deposit spreads caused by a competitive pricing environment, partially offset by an increase in average deposit balances of $228 million.  The provision for loan losses increased $5 million from the comparable period in the prior year, largely due to an increase in credit reserves for the Small Business loan portfolio.  Noninterest income of $46 million decreased $28 million from the comparable prior year period, primarily due to a $21 million gain on the sale of Visa shares in the first quarter 2008.  Noninterest expenses of $161 million for the three months ended March 31, 2009, increased $19 million from the same period in the prior year, primarily due to the first quarter 2008 reversal of a $13 million Visa loss sharing arrangement expense, increases in FDIC insurance expense ($4 million), and net occupancy expense ($3 million), resulting primarily from new banking centers.  These increases were partially offset by a $3 million decrease in allocated net corporate overhead expenses.

Wealth & Institutional Management’s net income of $13 million decreased $7 million, or 33 percent, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  Net interest income (FTE) of $36 million was unchanged from the comparable period in the prior year as a $435 million increase in average loan balances and an increase in deposit spreads were offset by a decrease of $208 million in average deposit balances and a decline in loan spreads.  The provision for loan losses increased $10 million from the comparable period in the prior year, primarily due to an increase in reserves for the Private Banking loan portfolio.  Noninterest income of $70 million decreased $5 million from the comparable period in the prior year, primarily due to a $10 million decrease in fiduciary income, partially offset by $5 million in gains related to the redemption of auction-rate-securities. Noninterest expenses of $75 million decreased $4 million from the same period in the prior year, primarily due to declines in incentive compensation and allocated net corporate overhead expenses.

The net loss for the Finance Division was $50 million for the three months ended March 31, 2009, compared to a net loss of $3 million for the three months ended March 31, 2008.  The increased loss in the three months ended March 31, 2009, compared to the same period in the prior year, resulted primarily from a $73 million decline in net interest income, largely due to the Corporation’s internal funds transfer policy, which provides a longer-term value for deposits, principally noninterest-bearing deposits.  In the current low rate environment, the Finance Division provided a greater benefit for deposits to the three major business segments in the first quarter 2009 than was actually realized at the Corporate level.

The net loss in the Other category was $3 million for the three months ended March 31, 2009, compared to a net loss of $10 million for the three months ended March 31, 2008.  The decrease in net loss of $7 million was primarily due to timing differences between when corporate expenses are reflected as a consolidated expense and when the expenses are allocated to the business segments.

Market Segments

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida.  In addition to the four primary geographic markets, Other Markets and International are also reported as market segments.  Note 15 to these consolidated financial statements contains a description and presents financial results of these market segments for the three months ended March 31, 2009 and 2008.

The following table presents net income (loss) by market segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2009		2008
Midwest	$ 29	49%	$ 88	71%
Western	(7)	(11)	(10)	(8)
Texas	15	23	20	16
Florida	(6)	(10)	(4)	(3)
Other Markets	22	34	18	15
International	9	15	10	9
	62	100%	122	100%
Finance & Other Businesses*	(53)		(13)
Total	$ 9		$109

* Includes discontinued operations and items not directly associated with the market segments

The Midwest market’s net income decreased $59 million, or 65 percent, to $29 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  Net interest income (FTE) of $194 million decreased $11 million from the comparable period in the prior year, primarily due to a $718 million decline in average loan balances and a decline in deposit spreads caused by a competitive deposit pricing environment, partially offset by an increase in loan spreads and a $620 million increase in average deposit balances.  The provision for loan losses increased $63 million, largely due to increases in reserves for the Middle Market and Commercial Real Estate (primarily residential real estate development) loan portfolios.  Net credit-related charge-offs of $54 million increased $26 million, from the comparable period in the prior year period, primarily due to an increase in charge-offs in Commercial Real Estate, largely residential real estate developers, and Middle Market loan portfolios.  Noninterest income of $127 million decreased $9 million from the comparable period in the prior year, primarily due to a $17 million first quarter 2008 gain on the sale of Visa shares, a $7 million decrease in fiduciary income and nominal decreases in several other income categories, partially offset by a $24 million gain on the termination of certain structured lease transactions.  Noninterest expenses of $194 million increased $9 million from the same period in the prior year, primarily due to the first quarter 2008 reversal of a $10 million Visa loss sharing arrangement expense and increases in allocated net corporate overhead expenses ($6 million) and FDIC insurance expense ($4 million), partially offset by a $5 million decrease in incentive compensation and nominal decreases in several other expense categories.

The Western market recorded a net loss of $7 million for the three months ended March 31, 2009, compared to a net loss of $10 million for the three months ended March 31, 2008.  Net interest income (FTE) of $146 million decreased $26 million from the comparable prior year period, primarily due to a decline in deposit spreads caused by a competitive deposit pricing environment and a decline in loan spreads, a $1.1 billion decline in average loan balances (excluding the Financial Services Division) and a $1.2 billion decline in average deposit balances (excluding Financial Services Division), partially offset by the reduced negative impact of the Financial Services Division (see Footnote (2) to Table 1 of this financial review).  The provision for loan losses decreased $26 million, largely due to a smaller required provision for the residential real estate developers.  Noninterest income of $36 million for the three months ended March 31, 2009, increased $3 million from the same period in the prior year, primarily due to a $6 million increase in warrant income, partially offset by nominal decreases in several other income categories.  Noninterest expenses of $104 million decreased $4 million, primarily due to decreases in customer services expense ($6 million) and allocated net corporate overhead expenses ($4 million), partially offset by increases in net occupancy expense ($2 million), resulting primarily from new banking centers, and other real estate expenses ($2 million).

The Texas market’s net income decreased $5 million, to $15 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  Net interest income (FTE) of $70 million decreased $4 million from the comparable period in the prior year, primarily due to declines in deposit spreads, partially offset by an increase in loan spreads and increases of $205 million in average loan balances and $193 million in average deposit balances.  The provision for loan losses increased $1 million from the first quarter 2008.  Noninterest income of $21 million decreased $3 million from the same period in the prior year, primarily due to a $3 million first quarter 2008 gain on the sale of Visa shares.  Noninterest expenses of $58 million remained unchanged from the comparable period in the prior year.

The Florida market’s net loss was $6 million for the three months ended March 31, 2009, compared to a net loss of $4 million for the three months ended March 31, 2008.  Net interest income (FTE) of $11 million remained unchanged from the comparable period in the prior year.  The provision for loan losses increased $3 million, to $15 million for the three months ended March 31, 2009, when compared to the same period in the prior year, primarily due to increases in reserves for the Private Banking loan portfolio.  Noninterest income of $3 million decreased $2 million and noninterest expenses of $8 million decreased $2 million from the same period in the prior year.

The Other Markets’ net income increased $4 million to $22 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  Net interest income (FTE) of $39 million increased $3 million from the comparable period in the prior year, primarily due to a $61 million increase in average loan balances and an increase in loan spreads.  The provision for loan losses increased $2 million, primarily due to an increase in reserves for the Global Corporate loan portfolio.  Noninterest income of $14 million decreased $3 million from the comparable period in the prior year, primarily due to a $4 million decrease in investment banking fees and nominal decreases in several other expense categories, partially offset by $5 million of gains on the redemption of auction-rate-securities.  Noninterest expenses of $21 million decreased $6 million from the comparable period in the prior year, primarily due to a decrease of $7 million in incentive compensation.

The International market’s net income decreased $1 million to $9 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  Net interest income (FTE) of $14 million decreased $1 million from the comparable period in the prior year.  The provision for loan losses increased $3 million.  Noninterest income of $8 million was unchanged from the comparable period in the prior year.  Noninterest expenses of $8 million decreased $2 million from the comparable period in the prior year.

The net loss for Finance & Other Businesses was $53 million for the three months ended March 31, 2009, compared to a net loss of $13 million for the three months ended March 31, 2008.  The $40 million increase in net loss was due to the same reasons noted in the Finance Division and Other category discussions under the “Business Segments” heading above.

The following table lists the number of the Corporation’s banking centers by market segment at March 31:

	2009	2008
Midwest (Michigan)	233	237
Western:
California	96	85
Arizona	13	9
Total Western	109	94
Texas	87	79
Florida	10	9
International	1	1
Total	440	420

Financial Condition

Total assets were $67.4 billion at March 31, 2009, compared to $67.5 billion at year-end 2008 and $67.0 billion at March 31, 2008.  Investment securities available-for-sale increased $1.6 billion, from $9.2 billion at December 31, 2008, to $10.8 billion at March 31, 2009, primarily due to the purchase of approximately $2.3 billion of AAA-rated mortgage-backed securities issued by government sponsored entities (FNMA, FHLMC) in the first three months of 2009, to assist in managing interest rate risk and support government efforts to stimulate the housing market.  Total period-end loans decreased $1.9 billion, or four percent, to $48.6 billion from December 31, 2008 to March 31, 2009.  On an average basis, total loans decreased $1.8 billion, or three percent ($1.7 billion, or three percent, excluding Financial Services Division loans), to $49.6 billion in the first quarter 2009, compared to the fourth quarter 2008. The declines reflected reduced demand in a rapidly contracting economic environment.  Within average loans (excluding Financial Services Division), all business lines showed declines, including National Dealer Services (10 percent), Middle Market (four percent), Global Corporate Banking (four percent) and Small Business (two percent), from the fourth quarter 2008 to the first quarter 2009.  Excluding Financial Services Division loans, average loans declined in all geographic markets from the fourth quarter 2008 to the first quarter 2009, including International (five percent), Western (four percent), Midwest (four percent), Florida (three percent) and Texas (two percent).

Management expects to focus on new and expanding existing relationships.  Management expects subdued loan demand in light of the rapidly contracting domestic economy.

Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $14.9 billion at March 31, 2009, of which $5.4 billion, or 36 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to residential real estate developers.  The $9.5 billion of commercial real estate loans in other business lines consist primarily of owner-occupied commercial mortgages.  The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property:

(dollar amounts in millions)	Location of Property
March 31, 2009					Other		% of
Project Type:	Western	Michigan	Texas	Florida	Markets	Total	Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single Family	$ 532	$ 61	$ 75	$ 171	$ 60	$ 899	24%
Land Development	207	67	116	26	30	446	12
Total Residential	739	128	191	197	90	1,345	36
Other construction:
Retail	244	138	322	60	42	806	22
Multi-family	209	9	184	156	137	695	19
Multi-use	179	33	67	60	35	374	10
Office	115	22	122	13	35	307	8
Commercial	17	25	29	5	23	99	3
Land Development	15	6	16	—	5	42	1
Other	7	—	7	—	29	43	1
Total	$ 1,525	$ 361	$ 938	$ 491	$ 396	$ 3,711	100%

Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Single Family	$ 19	$ 3	$ 7	$ 3	$ 14	$ 46	3%
Land Carry	114	77	42	54	16	303	18
Total Residential	133	80	49	57	30	349	21
Other commercial mortgage:
Multi-family	60	69	99	104	33	365	22
Land Carry	189	70	15	27	12	313	19
Retail	96	57	13	3	52	221	13
Office	113	54	24	18	6	215	13
Commercial	90	33	7	—	12	142	9
Multi-use	1	11	—	—	28	40	2
Other	—	1	—	—	13	14	1
Total	$ 682	$ 375	$ 207	$ 209	$ 186	$ 1,659	100%

Total liabilities decreased $209 million, or less than one percent, to $60.2 billion at March 31, 2009, from $60.4 billion at December 31, 2008.  Total deposits decreased $61 million, or less than one percent, to $41.9 billion at March 31, 2009, from $42.0 billion at December 31, 2008.  Core deposits, which exclude other time deposits and foreign office time deposits, increased $836 million, or two percent, from December 31, 2008 to March 31, 2009.  Other time deposits, which consist of brokered and institutional deposits, decreased $921 million from December 31, 2008 to March 31, 2009.  Deposits in the Financial Services Division, which include title and escrow deposits and fluctuate with the level of home mortgage financing and refinancing activity, increased $77 million, to $2.1 billion at March 31, 2009, from December 31, 2008.  Average Financial Services Division deposits decreased $268 million, to $1.9 billion in the first quarter 2009, from $2.2 billion in the fourth quarter 2008, due to reduced home prices.  Medium- and long-term debt decreased $441 million to $14.6 billion at March 31, 2009, from $15.1 billion at December 31, 2008, as a result of the maturity of a $400 million medium-term note.

Capital

Total shareholders’ equity was $7.2 billion at both March 31, 2009 and December 31, 2008. The following table presents a summary of changes in total shareholders’ equity in the three month period ended March 31, 2009:

(in millions)
Balance at January 1, 2009		$7,152
Retention of earnings (net income less cash dividends declared)		(55)
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$63
Cash flow hedges	(1)
Defined benefit and other postretirement plans adjustment	9
Total change in accumulated other comprehensive income (loss)		71
Net issuance of common stock under employee stock plans		(2)
Share-based compensation		11
Other		6
Balance at March 31, 2009		$7,183

As shown in the table above, cash dividends declared exceeded net income for the first three months of 2009.  Included in first quarter 2009 cash dividends declared was $57 million declared on the preferred stock issued to the U.S. Treasury, covering the six-month period from November 14, 2008 through May 14, 2009.

In November 2007, the Board of Directors of the Corporation authorized the purchase up to 10 million shares of Comerica Incorporated outstanding common stock, in addition to the remaining unfilled portion of the November 2006 authorization.  There is no expiration date for the Corporation’s share repurchase program.  No shares were purchased as part of the Corporation’s publicly announced repurchase program in the first three months of 2009.

The following table summarizes the Corporation’s share repurchase activity for the three months ended March 31, 2009.

	Total Number of Shares
	Purchased as Part of Publicly	Remaining Share	Total Number
	Announced Repurchase Plans	Repurchase	of Shares	Average Price
(shares in thousands)	or Programs	Authorization (1)	Purchased (2)	Paid Per Share
January 2009	—	12,576	5	$20.99
February 2009	—	12,576	60	14.58
March 2009	—	12,576	—	—
Total first quarter 2009	—	12,576	65	$15.11

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

Risk-based regulatory capital standards are designed to make regulatory capital requirements more sensitive to differences in credit risk profiles among bank holding companies and to account for off-balance sheet exposure.  Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The Corporation’s capital ratios exceeded minimum regulatory requirements as follows:

	March 31, 2009		December 31, 2008
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (1)	$ 5,131	7.32%	$ 5,181	7.08%
Tier 1 risk-based (4.00% - minimum)	7,760	11.06	7,805	10.66
Total risk-based (8.00% - minimum)	10,773	15.36	10,774	14.72
Leverage (3.00% - minimum)	7,760	11.65	7,805	11.77
Tangible common equity (1)	4,888	7.27	4,861	7.21

(1) See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

At March 31, 2009, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (Tier 1 risk-based capital, total risk-based capital and leverage ratios greater than six percent, 10 percent and five percent, respectively).

Risk Management

The following updated information should be read in conjunction with the “Risk Management” section on pages 41-60 of the Corporation’s 2008 Annual Report.

Credit Risk

Allowance for Credit Losses and Nonperforming Assets

The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance for loan losses provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management.  The Corporation performs a detailed credit quality review quarterly on both large business and certain large consumer and residential mortgage loans that have deteriorated below certain levels of credit risk and may allocate a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying estimated loss ratios, based on numerous factors identified below, to the loans within each risk rating.  In addition, a portion of the allowance is allocated to these remaining loans based on industry specific risks inherent in certain portfolios that have experienced above average losses, including portfolio exposures to Small Business loans, high technology companies and the retail trade (gasoline delivery) industry.  Furthermore, a portion of the allowance is allocated to these remaining loans based on industry specific risks inherent in certain portfolios that have not yet manifested themselves in the risk ratings, including portfolio exposures to the automotive industry.  The portion of the allowance allocated to all other consumer and residential mortgage loans is determined by applying estimated loss ratios to various segments of the loan portfolio. Estimated loss ratios for all portfolios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis, including information on migration and loss given default studies from each of the three largest domestic geographic markets (Midwest, Western and Texas), as well as mapping to bond tables.  The allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, provides for probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees.  Lending-related commitments for which it is probable that the commitment will be drawn (or sold) are reserved with the same estimated loss rates as loans, or with specific reserves.  In general, the probability of draw for letters of credit is considered certain once the credit is assigned a risk rating that is generally consistent with regulatory defined substandard or doubtful.  Other letters of credit and all unfunded commitments have a lower probability of draw, to which standard loan loss rates are applied.

Actual loss ratios experienced in the future may vary from those estimated. The uncertainty occurs because factors may exist which affect the determination of probable losses inherent in the loan portfolio and are not necessarily captured by the application of estimated loss ratios or identified industry specific risks. A portion of the allowance is maintained to capture these probable losses and reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses. Factors that were considered in the evaluation of the adequacy of the Corporation’s allowance include the inherent imprecision in the risk rating system which covers probable loan losses as a result of an inaccuracy in assigning risk ratings or stale ratings which may not have been updated for recent negative trends in particular credits.

The total allowance for loan losses is available to absorb losses from any segment within the portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance. Inclusion of other industry specific portfolio exposures in the allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in the need for additional provision for loan losses in order to maintain an allowance that complies with credit risk and accounting policies.  At March 31, 2009, the total allowance for loan losses was $816 million, an increase of $46 million from $770 million at December 31, 2008.  The increase resulted primarily from an increase in individual and industry reserves for customers primarily in the Michigan Middle Market and Global Corporate Banking loan portfolios.  The $46 million increase in the allowance in the first quarter 2009 was directionally consistent with the $65 million increase in nonperforming loans.  As noted above, all large nonperforming loans are individually reviewed each quarter for charge-offs and reserves.  Charge-offs are taken as amounts are determined to be uncollectible.  A measure of the level of charge-offs already taken on nonperforming loans is the current book balance as a percentage of the contractual amount owed.  At March 31, 2009, nonperforming loans were written down to 64 percent of contractual amount, compared to 66 percent at December 31, 2008.  This level of write-down was consistent with losses incurred on loans in recent years.  The allowance coverage of nonperforming loans, a ratio which results from the actions noted above, was 83 percent at March 31, 2009, compared to 84 percent at December 31, 2008.  The allowance for loan losses as a percentage of total period-end loans was 1.68 and 1.52 percent at March 31, 2009 and December 31, 2008, respectively.

The allowance for credit losses on lending-related commitments was $37 million at March 31, 2009, a decrease of $1 million from $38 million at December 31, 2008.

Nonperforming assets at March 31, 2009 were $1.1 billion, compared to $983 million at December 31, 2008, an increase of $90 million, or nine percent. The allowance for loan losses as a percentage of nonperforming loans decreased to 83 percent at March 31, 2009, from 84 percent at December 31, 2008.

Nonperforming assets at March 31, 2009 and December 31, 2008 were categorized as follows:

	March 31,	December 31,
(in millions)	2009	2008
Nonaccrual loans:
Commercial	$ 258	$ 205
Real estate construction:
Commercial Real Estate business line	426	429
Other business lines	5	5
Total real estate construction	431	434
Commercial mortgage:
Commercial Real Estate business line	131	132
Other business lines	138	130
Total commercial mortgage	269	262
Residential mortgage	8	7
Consumer	8	6
Lease financing	2	1
International	6	2
Total nonaccrual loans	982	917
Reduced-rate loans	—	—
Total nonperforming loans	982	917
Foreclosed property	91	66
Total nonperforming assets	$1,073	$ 983

Loans past due 90 days or more and still accruing	$ 207	$ 125

Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process that is expected to result in repayment or restoration to current status.  At March 31, 2009, a significant majority of the $207 million loans past due 90 days or more and still accruing were secured by real estate.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2009	December 31, 2008
Nonaccrual loans at beginning of period	$ 917	$ 863
Loans transferred to nonaccrual (1)	241	258
Nonaccrual business loan gross charge-offs (2)	(153)	(132)
Loans transferred to accrual status (1)	(4)	(11)
Nonaccrual business loans sold (3)	(3)	(14)
Payments/Other (4)	(16)	(47)
Nonaccrual loans at end of period	$ 982	$ 917

(1) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(2) Analysis of gross loan charge-offs:
Nonaccrual business loans	$ 153	$ 132
Performing watch list loans (as defined below)	—	—
Consumer and residential mortgage loans	8	12
Total gross loan charge-offs	$ 161	$ 144
(3) Analysis of loans sold:
Nonaccrual business loans	$ 3	$ 14
Performing watch list loans (as defined below)	—	—
Total loans sold	$ 3	$ 14

(4) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on non- accrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property. Excludes business loan gross charge-offs and business nonaccrual loans sold.

The following table presents the number of nonaccrual loan relationships with book balances greater than $2 million and balance by size of relationship at March 31, 2009.

(dollar amounts in millions)	Number of
Nonaccrual Relationship Size	Relationships	Balance

$2 million - $5 million	52	$159
$5 million - $10 million	42	301
$10 million - $25 million	20	269
Greater than $25 million	2	85
Total loan relationships greater than $2 million at March 31, 2009	116	$814

Loan relationships with balances greater than $2 million transferred to nonaccrual status totaled $241 million in the first quarter 2009, a decrease of $17 million from $258 million in the fourth quarter 2008.  Of the transfers to nonaccrual in the first quarter 2009, $112 million were from the Commercial Real Estate business line (including $52 million and $35 million from the Florida and Western markets, respectively) and $89 million were from the Middle Market business line (including $46 million and $23 million from the Midwest and Texas markets, respectively). There were eight loan relationships greater than $10 million transferred to nonaccrual in the first quarter 2009.  These loans totaled $159 million, of which $90 million were to companies in the Commercial Real Estate business line, primarily residential real estate development, and $55 million were to customers in the Middle Market business line.

The following table presents a summary of total internally classified watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans).  Total watch list loans increased both in dollars and as a percentage of the total loan portfolio from December 31, 2008 to March 31, 2009.

(dollar amounts in millions)	March 31, 2009	December 31, 2008
Total watch list loans	$6,676	$5,732
As a percentage of total loans	13.7%	11.3%

The following table presents a summary of nonaccrual loans at March 31, 2009 and loan relationships transferred to nonaccrual and net loan charge-offs during the three months ended March 31, 2009, based primarily on the Standard Industrial Classification (SIC) industry categories.

			Three Months Ended
(dollar amounts in millions)	March 31, 2009		March 31, 2009
Industry Category	Nonaccrual Loans		Loans Transferred to Nonaccrual (1)		Net Loan Charge-Offs
Real Estate	$555	56%	$113	47%	$ 76	48%
Manufacturing	107	11	33	13	18	11
Services	87	9	21	8	14	9
Retail Trade	57	5	2	1	12	7
Wholesale Trade	42	4	28	12	11	7
Contractors	38	4	6	3	3	2
Holding & Other Investment	18	2	11	4	1	1
Technology-related	18	2	14	6	7	5
Transportation	14	1	4	2	1	1
Automotive	12	1	4	2	4	3
Finance	8	1	—	—	3	2
Hotels	6	1	2	1	—	—
Churches	5	1	—	—	—	—
Other (2)	15	2	3	1	7	4
Total	$982	100%	$241	100%	$157	100%

(1) Based on an analysis of nonaccrual loan relationships with book balances greater than $2 million.

(2) Consumer, excluding certain personal purpose, nonaccrual loans and net charge-offs are included in the “Other” category.

Net credit-related charge-offs for the first quarter 2009 were $157 million, or 1.26 percent of average total loans, compared to $133 million, or 1.04 percent, for the fourth quarter 2008.

For further discussion of credit risk, see pages 41-51 in the Corporation’s 2008 Annual Report.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Net interest income is the predominant source of revenue for the Corporation.  Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits.  The Corporation’s balance sheet is predominantly characterized by floating rate commercial loans funded by a combination of core deposits and wholesale borrowings.  This creates a natural imbalance between the floating rate loan portfolio and the more slowly repricing deposit products. The result is that growth in our core businesses will lead to a greater sensitivity to interest rate movements, without mitigating actions. An example of such an action is purchasing investment securities, primarily fixed rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps.  The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, using simulation modeling analysis as its principal risk management evaluation technique. The results of these analyses provide the information needed to assess the balance sheet structure. Changes in economic activity, different from those management included in its simulation analyses, whether domestically or internationally, could translate into a materially different interest rate environment than currently expected. Management evaluates a base case net interest income under an unchanged interest rate environment and what is believed to be the most likely balance sheet structure.  This base case net interest income is then evaluated against non-parallel interest rate scenarios that gradually increase and decrease approximately 200 basis points in a linear fashion from the base case over twelve months (but no lower than zero percent).  Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of a 25 basis point drop, while the rising interest rate scenario reflects a gradual 200 basis point rise. In addition, adjustments to asset prepayment levels, yield curves, and overall balance sheet mix and growth assumptions are made to be consistent with each interest rate scenario. These assumptions are inherently uncertain and, as a result, the model may not precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Derivative instruments entered into for risk management purposes are included in these analyses.

The table below as of March 31, 2009 and December 31, 2008 displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.  The change in interest rate sensitivity from December 31, 2008 to March 31, 2009 was primarily driven by the purchase of $2.3 billion of AAA-rated mortgage-backed securities issued by government sponsored entities (FNMA, FHLMC) in the first three months of 2009.

	March 31, 2009		December 31, 2008
(in millions)	Amount	%	Amount	%

Change in Interest Rates:
+200 basis points	$ 71	4%	$ 85	5%
-25 basis points (to zero percent)	(14)	(1)	(19)	(1)

In addition to the simulation analysis, an economic value of equity analysis is performed for a longer term view of the interest rate risk position. The economic value of equity analysis begins with an estimate of the mark-to-market valuation of the Corporation’s balance sheet and then applies the estimated impact of rate movements upon the market value of assets, liabilities and off-balance sheet instruments. The economic value of equity is then calculated as the difference between the market value of assets and liabilities net of the impact of off-balance sheet instruments.  As with net interest income shocks, a variety of alternative scenarios are performed to measure the impact on economic value of equity, including changes in the level, slope and shape of the yield curve.

The table below as of March 31, 2009 and December 31, 2008 displays the estimated impact on the economic value of equity from the 200 basis point immediate parallel increase or decrease in interest rates (but no lower than zero percent).  Similar to the simulation analysis above, due to the current low level of interest rates, the economic value of equity analysis below reflects an interest rate scenario of an immediate 25 basis point drop, while the rising interest rate scenario reflects an immediate 200 basis point rise. The change in economic value of equity from December 31, 2008, to March 31, 2009, resulted from the same reasons cited in the interest rate sensitivity discussion above.

	March 31, 2009		December 31, 2008
(in millions)	Amount	%	Amount	%

Change in Interest Rates:
+200 basis points	$ 300	3%	$ 585	5%
-25 basis points (to zero percent)	(115)	(1)	(134)	(1)

Wholesale Funding

The Corporation satisfies liquidity requirements with various funding sources. The Corporation may access the purchased funds market, which is comprised of certificates of deposit issued to institutional investors in denominations in excess of $100,000 and to retail customers in denominations of less than $100,000 through brokers (“other time deposits” on the consolidated balance sheets), foreign office time deposits and short-term borrowings.  Purchased funds totaled $9.1 billion at March 31, 2009, compared to $9.5 billion at December 31, 2008.  Capacity for incremental purchased funds at March 31, 2009, consisted mostly of federal funds purchases, brokered certificates of deposits, securities sold under agreements to repurchase and borrowings under the Federal Reserve Term Auction Facility. In addition, the Corporation is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB.  As of March 31, 2009, the Corporation had $8.0 billion of outstanding borrowings from the FHLB with original maturities ranging from 1-6 years, and substantial collateral to support additional borrowings.  Another source of funding, if needed, would be liquid assets, including cash and due from banks, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with the Federal Reserve and other banks, other short-term investments and investment securities available-for-sale, which totaled $14.6 billion at March 31, 2009, compared to $12.8 billion at December 31, 2008. Additionally, the Corporation also had available $621 million from a collateralized borrowing account with the Federal Reserve Bank and, if market conditions were to permit, could issue up to $11.5 billion of debt under an existing $15 billion medium-term senior note program which allows the principal banking subsidiary to issue debt with maturities between one and 30 years at March 31, 2009.

The Corporation participates in the voluntary Temporary Liquidity Guarantee Program (the TLG Program) announced by the Federal Deposit Insurance Corporation (FDIC) in October 2008 and amended in March 2009. Under the TLG Program, all senior unsecured debt issued between October 14, 2008 and October 31, 2009 with a maturity of more than 30 days is guaranteed by the FDIC. Debt guaranteed by the FDIC is backed by the full faith and credit of the United States.  The FDIC guarantee expires on the earlier of the maturity date of the debt or December 31, 2012 (June 30, 2012 for debt issued prior to April 1, 2009). At March 31, 2009, there was approximately $10 million of senior unsecured debt outstanding in the form of bank-to-bank deposits issued under the TLG Program; however, neither the Corporation nor any of its subsidiaries participating in the TLG Program had issued any FDIC-guaranteed debt pursuant to a FDIC-guaranteed debt offering.  At March 31, 2009, there was approximately $5.2 billion available to be issued under the TLG Program.

Other Market Risks

At March 31, 2009, the Corporation had a $63 million portfolio of investments in private equity and venture capital investments, with commitments of $34 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable, and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value.  Approximately $14 million of the underlying equity and debt (primarily equity) in these funds are to companies in the automotive industry.  The automotive-related positions do not represent a majority of any one fund’s investments; therefore, the exposure related to these positions is mitigated by the performance of other investment interests within the fund’s portfolio of companies.

The Corporation holds a portfolio of approximately 760 warrants for generally non-marketable equity securities.  These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process.  As discussed in Note 1 to the consolidated financial statements in the Corporation’s 2008 Annual Report, warrants that have a net exercise provision or non-contingent put right embedded in the warrant agreement are classified as derivatives which must be recorded at fair value (approximately 380 warrants at March 31, 2009).  The value of all warrants that are carried at fair value ($8 million at March 31, 2009) is at risk to changes in equity markets, general economic conditions and other factors.  The majority of new warrants obtained as part of the loan origination process no longer contain an embedded net exercise provision.

Certain components of the Corporation’s noninterest income, primarily fiduciary income, are at risk to fluctuations in the market values of underlying assets, particularly equity securities. Other components of noninterest income, primarily brokerage fees, are at risk to changes in the level of market activity.

For further discussion of market risk, see Note 10 to these consolidated financial statements and pages 52-59 in the Corporation’s 2008 Annual Report.

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation’s 2008 Annual Report, as updated in Note 1 to the unaudited consolidated financial statements in this report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for allowance for credit losses, valuation methodologies, pension plan accounting and income taxes. These policies are reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages 61-67 of the Corporation’s 2008 Annual Report.  As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of its critical accounting policies or its estimates and assumptions from those discussed in its 2008 Annual Report, aside from certain refinements to estimates and assumptions related to the fair value of auction-rate securities, resulting from the Corporation’s first quarter 2009 adoption of FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” as discussed in Notes 1, 3 and 13 to the consolidated financial statements.

Supplemental Financial Data

The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP.

(dollar amounts in millions)	March 31, 2009	December 31, 2008
Tier 1 capital*	$7,760	$7,805
Less:
Fixed rate cumulative perpetual preferred stock	2,134	2,129
Trust preferred securities	495	495
Tier 1 common capital	5,131	5,181
Risk-weighted assets*	70,135	73,207
Tier 1 common capital ratio	7.32%	7.08%

Total shareholders’ equity	$7,183	$7,152
Less:
Fixed rate cumulative perpetual preferred stock	2,134	2,129
Goodwill	150	150
Other intangible assets	11	12
Tangible common equity	$4,888	$4,861
Total assets	$67,370	$67,548
Less:
Goodwill	150	150
Other intangible assets	11	12
Tangible assets	$67,209	$67,386
Tangible common equity ratio	7.27%	7.21%

* Tier 1 capital and risk-weighted assets as defined by regulation.

The Tier 1 common capital ratio removes preferred stock and qualifying trust preferred securities from Tier 1 capital as defined by and calculated in conformity with bank regulations.  The tangible common equity ratio removes preferred stock and the effect of intangible assets from capital and the effect of intangible assets from total assets.   The Corporation believes these measurements are meaningful measures of capital adequacy used by investors, regulators and others to evaluate the adequacy of common equity and to compare against other companies in the industry.

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

ITEM 1A.  Risk Factors

There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2008 in response to Part I, Item 1A. of such Form 10-K.  Such risk factors are incorporated herein by reference.

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

Date: May 8, 2009

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