Form 10-Q
period 2009-06-30
COMERICA INC /NEW/
filed 2009-07-31
CIK 28412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

$5 par value common stock:

Outstanding as of July 27, 2009: 151,113,539 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Comerica Incorporated and Subsidiaries

	June 30,	December 31,	June 30,
(in millions, except share data)	2009	2008	2008
	(unaudited)		(unaudited)

ASSETS
Cash and due from banks	$948	$913	$1,698

Federal funds sold and securities purchased under agreements to resell	650	202	77
Interest-bearing deposits with banks	3,542	2,308	30
Other short-term investments	129	158	219

Investment securities available-for-sale	7,757	9,201	8,243

Commercial loans	24,922	27,999	28,763
Real estate construction loans	4,152	4,477	4,684
Commercial mortgage loans	10,400	10,489	10,504
Residential mortgage loans	1,759	1,852	1,879
Consumer loans	2,562	2,592	2,594
Lease financing	1,234	1,343	1,351
International loans	1,523	1,753	1,976
Total loans	46,552	50,505	51,751
Less allowance for loan losses	(880)	(770)	(663)
Net loans	45,672	49,735	51,088

Premises and equipment	667	683	674
Customers’ liability on acceptances outstanding	7	14	15
Accrued income and other assets	4,258	4,334	3,959
Total assets	$63,630	$67,548	$66,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$13,558	$11,701	$11,860

Money market and NOW deposits	12,352	12,437	14,506
Savings deposits	1,348	1,247	1,391
Customer certificates of deposit	8,524	8,807	7,746
Other time deposits	4,593	7,293	5,940
Foreign office time deposits	616	470	879
Total interest-bearing deposits	27,433	30,254	30,462
Total deposits	40,991	41,955	42,322

Short-term borrowings	490	1,749	4,075
Acceptances outstanding	7	14	15
Accrued expenses and other liabilities	1,478	1,625	1,651
Medium- and long-term debt	13,571	15,053	12,858
Total liabilities	56,537	60,396	60,921

Fixed rate cumulative perpetual preferred stock, series F, no par value, $1,000 liquidation value per share:
Authorized - 2,250,000 shares
Issued - 2,250,000 shares at 6/30/09, 12/31/08 and 6/30/08	2,140	2,129	—
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 178,735,252 shares at 6/30/09, 12/31/08 and 6/30/08	894	894	894
Capital surplus	731	722	576
Accumulated other comprehensive loss	(342)	(309)	(207)
Retained earnings	5,257	5,345	5,451
Less cost of common stock in treasury - 27,620,471 shares at 6/30/09, 28,244,967 shares at 12/31/2008 and 28,281,490 shares at 6/30/08	(1,587)	(1,629)	(1,632)
Total shareholders’ equity	7,093	7,152	5,082
Total liabilities and shareholders’ equity	$63,630	$67,548	$66,003

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Comerica Incorporated and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2009	2008	2009	2008

INTEREST INCOME
Interest and fees on loans	$447	$633	$899	$1,403
Interest on investment securities	103	101	212	189
Interest on short-term investments	2	3	4	8
Total interest income	552	737	1,115	1,600

INTEREST EXPENSE
Interest on deposits	106	182	231	435
Interest on short-term borrowings	—	19	2	48
Interest on medium- and long-term debt	44	94	96	199
Total interest expense	150	295	329	682
Net interest income	402	442	786	918
Provision for loan losses	312	170	515	329
Net interest income after provision for loan losses	90	272	271	589

NONINTEREST INCOME
Service charges on deposit accounts	55	59	113	117
Fiduciary income	41	51	83	103
Commercial lending fees	19	20	37	36
Letter of credit fees	16	18	32	33
Card fees	12	16	24	30
Brokerage fees	8	10	17	20
Foreign exchange income	11	12	20	22
Bank-owned life insurance	10	8	18	18
Net securities gains	113	14	126	36
Other noninterest income	13	34	51	64
Total noninterest income	298	242	521	479

NONINTEREST EXPENSES
Salaries	171	202	342	402
Employee benefits	53	48	108	95
Total salaries and employee benefits	224	250	450	497
Net occupancy expense	38	36	79	74
Equipment expense	15	16	31	31
Outside processing fee expense	25	28	50	51
Software expense	20	20	40	39
FDIC insurance expense	45	2	60	4
Customer services	1	3	1	9
Litigation and operational losses (recoveries)	3	3	5	(5)
Provision for credit losses on lending-related commitments	(4)	7	(5)	11
Other noninterest expenses	62	58	115	115
Total noninterest expenses	429	423	826	826
Income (loss) from continuing operations before income taxes	(41)	91	(34)	242
Provision (benefit) for income taxes	(59)	35	(60)	76
Income from continuing operations	18	56	26	166
Income (loss) from discontinued operations, net of tax	—	—	1	(1)
NET INCOME	18	56	27	165
Preferred stock dividends	34	—	67	—
Net income (loss) applicable to common stock	$(16)	$56	$(40)	$165

Basic earnings per common share:
Income (loss) from continuing operations	$(0.11)	$0.37	$(0.27)	$1.10
Net income (loss)	(0.10)	0.37	(0.26)	1.09

Diluted earnings per common share:
Income (loss) from continuing operations	(0.11)	0.37	(0.27)	1.10
Net income (loss)	(0.10)	0.37	(0.26)	1.09

Cash dividends declared on common stock	8	100	15	199
Cash dividends declared per common share	0.05	0.66	0.10	1.32

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Comerica Incorporated and Subsidiaries

					Accumulated
	Nonredeemable	Common Stock			Other			Total
	Preferred	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except per share data)	Stock	Outstanding	Amount	Surplus	Loss	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2008	$—	150.0	$894	$564	$(177)	$5,497	$(1,661)	$5,117
Net income	—	—	—	—	—	165	—	165
Other comprehensive loss, net of tax	—	—	—	—	(30)	—	—	(30)
Total comprehensive income								135
Cash dividends declared on common stock ($1.32 per share)	—	—	—	—	—	(199)	—	(199)
Net issuance of common stock under employee stock plans	—	0.5	—	(19)	—	(12)	29	(2)
Share-based compensation	—	—	—	31	—	—	—	31
BALANCE AT JUNE 30, 2008	$—	150.5	$894	$576	$(207)	$5,451	$(1,632)	$5,082

BALANCE AT JANUARY 1, 2009	$2,129	150.5	$894	$722	$(309)	$5,345	$(1,629)	$7,152
Net income	—	—	—	—	—	27	—	27
Other comprehensive loss, net of tax	—	—	—	—	(33)	—	—	(33)
Total comprehensive loss								(6)
Cash dividends declared on preferred stock	—	—	—	—	—	(57)	—	(57)
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	—	(15)	—	(15)
Purchase of common stock	—	(0.1)	—	—	—	—	(1)	(1)
Accretion of discount on preferred stock	11	—	—	—	—	(11)	—	—
Net issuance of common stock under employee stock plans	—	0.7	—	(14)	—	(32)	43	(3)
Share-based compensation	—	—	—	18	—	—	—	18
Other	—	—	—	5	—	—	—	5
BALANCE AT JUNE 30, 2009	$2,140	151.1	$894	$731	$(342)	$5,257	$(1,587)	$7,093

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Comerica Incorporated and Subsidiaries

	Six Months Ended
	June 30,
(in millions)	2009	2008

OPERATING ACTIVITIES
Net income	$27	$165
Income (loss) from discontinued operations, net of tax	1	(1)
Income from continuing operations, net of tax	26	166
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	515	329
Provision for credit losses on lending-related commitments	(5)	11
Provision (benefit) for deferred income taxes	(114)	(47)
Depreciation and software amortization	61	55
Net gain on early termination of leveraged leases	(8)	—
Share-based compensation expense	18	31
Net amortization of securities	(5)	(7)
Net securities gains	(126)	(36)
Net gain on sale of business	(6)	—
Contribution to qualified pension plan	(100)	—
Net decrease (increase) in trading securities	32	(1)
Net (increase) decrease in loans held-for-sale	(3)	33
Net (increase) decrease in accrued income receivable	(44)	63
Net decrease in accrued expenses	(122)	(109)
Other, net	(177)	(23)
Discontinued operations, net	1	(1)
Net cash (used in) provided by operating activities	(57)	464

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	2,671	36
Proceeds from maturities of investment securities available-for-sale	1,473	905
Purchases of investment securities available-for-sale	(2,493)	(2,855)
Purchases of Federal Home Loan Bank stock	—	(210)
Net decrease (increase) in loans	3,451	(1,157)
Proceeds from early termination of structured leases	107	—
Net increase in fixed assets	(37)	(87)
Net decrease in customers’ liability on acceptances outstanding	7	33
Proceeds from sale of business	7	—
Discontinued operations, net	—	—
Net cash provided by (used in) investing activities	5,186	(3,335)

FINANCING ACTIVITIES
Net decrease in deposits	(631)	(1,927)
Net (decrease) increase in short-term borrowings	(1,259)	1,268
Net decrease in acceptances outstanding	(7)	(33)
Proceeds from issuance of medium- and long-term debt	—	4,500
Repayments of medium- and long-term debt	(1,400)	(450)
Purchase of common stock for treasury	(1)	—
Dividends paid on common stock	(57)	(196)
Dividends paid on preferred stock	(57)	—
Discontinued operations, net	—	—
Net cash (used in) provided by financing activities	(3,412)	3,162
Net increase in cash and cash equivalents	1,717	291
Cash and cash equivalents at beginning of period	3,423	1,514
Cash and cash equivalents at end of period	$5,140	$1,805
Interest paid	$338	$712
Income taxes and income tax deposits paid	$217	$100
Noncash investing and financing activities:
Loans transferred to other real estate	$54	$7
Loans transferred from held-for-sale to portfolio	—	84

See notes to consolidated financial statements.

Note 1 - Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  Management evaluated subsequent events through July 31, 2009, the date the consolidated financial statements were issued.  Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2008.

Fair Value

On January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements.  In the first quarter 2009, the Corporation elected to early adopt FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4).  The FSP provides guidelines for making fair value measurements consistent with the principles presented in SFAS 157 and requires an assessment of whether certain factors exist to indicate that the market for an instrument is not active at the measurement date. If, after evaluating those factors, the evidence indicates the market is not active, the Corporation must determine whether recent quoted transaction prices are associated with distressed transactions. If the Corporation concludes that the quoted prices are associated with distressed transactions, an adjustment to the quoted prices may be necessary or the Corporation may conclude that a change in valuation technique or the use of multiple techniques may be appropriate to estimate an instrument’s fair value.  For further information about fair value measurements, refer to Notes 3 and 13.

Also, in the first quarter 2009, the Corporation elected to early adopt FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP required that disclosures on the estimated fair value of financial instruments be included in interim financial statements. It also required disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments in the interim financial statements.  For further information concerning the estimated fair value of financial instruments, refer to Note 13.

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

Investment securities are reviewed quarterly for possible other-than-temporary impairment (OTTI).  In the first quarter 2009, the Corporation elected to early adopt FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP changed the method for determining whether OTTI exists for debt securities by requiring an assessment of the likelihood of selling the security prior to recovering its amortized cost basis. The FSP also changed the amount of an impairment charge to be recorded in the consolidated statements of income. If the Corporation intends to sell the security or it is more-likely-than-not that the Corporation will be required to sell the security prior to recovery of its amortized cost basis, the security would be written down to fair value with the full amount of any impairment charge recorded as a loss in “net securities gains (losses)” in the consolidated statements of income. If the Corporation does not intend to sell the security and it is more-likely-than-not that the Corporation will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment of a debt security would be recognized as a loss in “net securities gains (losses)” in the consolidated statements of income, with the remaining impairment recorded in OCI.  The adoption of FSP FAS No. 115-2 and FAS 124-2 had no impact on the Corporation’s financial condition at or results of operations for the three- and six- month periods ended June 30, 2009.

Note 1 - Basis of Presentation and Accounting Policies (continued)

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

Impairment

Goodwill and identified intangible assets that have an indefinite useful life are subject to impairment testing, which the Corporation conducts annually, or on an interim basis if events or changes in circumstances between annual tests indicate the assets might be impaired. The Corporation performs its annual impairment test for goodwill and identified intangible assets that have an indefinite useful life as of July 1 of each year.  The impairment test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units, which are a subset of the Corporation’s operating segments, and comparing the fair value of each reporting unit to its carrying value.  If the fair value is less than the carrying value, a further test is required to measure the amount of impairment. The annual test of goodwill and intangible assets that have an indefinite life, performed as of July 1, 2008, did not indicate that an impairment charge was required.  Additional impairment testing was conducted in both the fourth quarter of 2008 and the first quarter of 2009, when general economic conditions deteriorated significantly and the Corporation experienced a substantial decline in market capitalization. The additional testing did not indicate that an impairment charge was required.  The Corporation assessed whether there were any indicators of impairment in the second quarter of 2009 and concluded that additional impairment testing was not required.

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

Earnings Per Share

On January 1, 2009, the Corporation adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1).  FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by SFAS No. 128, “Earnings Per Share.”  FSP EITF 03-6-1 was applied retrospectively to all prior periods presented.  The adoption of FSP EITF 03-6-1 had no impact on second quarter 2008 basic net income or basic income from continuing operations per common share. The impact of adoption on the six months ended June 30,  2008 was a reduction of $0.01 in basic net income and basic income from continuing operations per common share.  The impact of adoption on the year ended December 31, 2008 was a reduction of $0.01 in basic net income and basic income from continuing operations per common share.  For further earnings per share information, refer to Note 8.

Note 1 - Basis of Presentation and Accounting Policies (continued)

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

Note 2 – Pending Accounting Pronouncements

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” (SFAS 166).  SFAS 166 removes the concept of a qualifying special-purpose entity and eliminates the exception for qualifying special-purpose entities from consolidation guidance.  In addition, SFAS 166 establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale.  If the transfer does not meet established sale conditions, sale accounting can be achieved only if the transferor transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s).  SFAS 166 is effective for fiscal years beginning after November 15, 2009.  Accordingly, the Corporation will adopt the provisions of SFAS 166 in the first quarter 2010.  The Corporation is currently evaluating the impact of the provisions of SFAS 166.

Also, in June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167).  SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.  In addition, SFAS 167 requires reconsideration of whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and additional disclosures about an enterprise’s involvement in variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009.  Accordingly, the Corporation will adopt the provisions of SFAS 167 in the first quarter 2010.  The Corporation is currently evaluating the impact of the provisions of SFAS 167.

Note 2 – Pending Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (SFAS 168).  SFAS 168 establishes the FASB Accounting Standards Codification (the Codification) as the single source of authoritative, nongovernmental U.S. GAAP.  The Codification does not change U.S. GAAP.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Corporation will adopt the provision of SFAS 168 in the third quarter 2009.  The Corporation does not expect the adoption of the provisions of SFAS 168 to have any effect on the Corporation’s financial condition and results of operations.

Note 3 - Investment Securities

A summary of the Corporation’s investment securities available-for-sale follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in millions)	Cost	Gains	Losses	Fair Value

June 30, 2009
U.S. Treasury and other Government agency securities	$78	$—	$—	$78
Government-sponsored enterprise mortgage-backed securities	6,365	145	2	6,508
State and municipal auction-rate securities	54	—	1	53
Other state and municipal securities	2	—	—	2
Other auction-rate securities (a)	969	8	11	966
Other securities	150	—	—	150
Total investment securities available-for-sale	$7,618	$153	$14	$7,757

December 31, 2008
U.S. Treasury and other Government agency securities	$79	$—	$—	$79
Government-sponsored enterprise mortgage-backed securities	7,624	242	5	7,861
State and municipal auction-rate securities	67	—	3	64
Other state and municipal securities	2	—	—	2
Other auction-rate securities (a)	1,112	—	29	1,083
Other securities	112	—	—	112
Total investment securities available-for-sale	$8,996	$242	$37	$9,201

(a)          Included in other auction-rate securities at June 30, 2009 were auction-rate preferred securities with a fair value of $820 million, including gross unrealized gains of $8 million and gross unrealized losses of $1 million. At December 31, 2008,  the fair value of auction-rate preferred securities was $936 million, including no gross unrealized gains and gross unrealized losses of $18 million.

Note 3 - Investment Securities (continued)

A summary of the Corporation’s temporarily impaired investment securities available-for-sale as of June 30, 2009 and December 31, 2008 follows:

	Impaired
	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses

June 30, 2009
U.S. Treasury and other Government agency securities	$—	$—	$—	$—	$—	$—
Government-sponsored enterprise mortgage-backed securities	706	2	—	—	706	$2
State and municipal auction-rate securities	53	1	—	—	53	$1
Other state and municipal securities	—	—	—	—	—	—
Other auction-rate securities	700	11	—	—	700	11
Other securities	—	—	—	—	—	—
Total temporarily impaired securities	$1,459	$14	$—	$—	$1,459	$14

December 31, 2008
U.S. Treasury and other Government agency securities	$—	$—	$—	$—	$—	$—
Government-sponsored enterprise mortgage-backed securities	137	1	559	4	696	5
State and municipal auction-rate securities	64	3	—	—	64	3
Other state and municipal securities	—	—	—	—	—	—
Other auction-rate securities	1,083	29	—	—	1,083	29
Other securities	—	—	—	—	—	—
Total temporarily impaired securities	$1,284	$33	$559	$4	$1,843	$37

At June 30, 2009, the Corporation had 485 securities in an unrealized loss position, including 24 AAA-rated Government-sponsored enterprise mortgage-backed securities (i.e., FMNA, FHLMC), 126 auction-rate debt securities and 335 auction-rate preferred securities. The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of contractual cash flows. The Corporation does not intend to sell the securities and it is not more-likely-than-not that the Corporation will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Note 3 - Investment Securities (continued)

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities may differ significantly from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized	Fair
June 30, 2009	Cost	Value

Contractual maturity
Within one year	$118	$118
After one year through five years	7	7
After five years through ten years	—	—
After ten years	210	199
Subtotal	335	324
Mortgage-backed securities	6,365	6,508
Equity and other nondebt securities	918	925
Total securities available-for-sale	$7,618	$7,757

Included in the contractual maturity distribution in the table above were auction-rate debt securities with an amortized cost and fair value of $210 million and $199 million, respectively.  Auction-rate preferred securities having no contractual maturity with an amortized cost and fair value of $813 million and $820 million, respectively, were included in “equity and other nondebt securities” in the above table.  Auction-rate securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions.  At each successful auction, the Corporation has the option to sell the security at par value.  Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt.  As a result, the expected life of auction-rate securities may differ significantly from the contractual life.

Sales, calls and write-downs of investment securities available-for-sale resulted in realized gains and losses as follows:

	Six Months Ended June 30,
(in millions)	2009	2008

Securities gains	$128	$36
Securities losses	(2)	—
Total net securities gains	$126	$36

At June 30, 2009, investment securities having a carrying value of $5.2 billion were pledged where permitted or required by law to secure $4.9 billion of liabilities, including public and other deposits, Federal Home Loan Bank of Dallas (FHLB) advances and derivative instruments. This included mortgage-backed securities of $3.1 billion pledged with the FHLB to secure advances of $3.1 billion at June 30, 2009.  The remaining pledged securities of $2.1 billion were primarily with state and local government agencies to secure $1.8 billion of deposits and other liabilities.

Note 4 - Allowance for Credit Losses

The following summarizes the changes in the allowance for loan losses:

	Six Months Ended
	June 30,
(in millions)	2009	2008

Balance at beginning of period	$ 770	$ 557

Loan charge-offs:
Domestic
Commercial	149	69
Real estate construction
Commercial Real Estate business line	138	109
Other business lines	—	1
Total real estate construction	138	110
Commercial mortgage
Commercial Real Estate business line	39	34
Other business lines	41	9
Total commercial mortgage	80	43
Residential mortgage	4	1
Consumer	18	10
Lease financing	24	—
International	5	1
Total loan charge-offs	418	234

Recoveries:
Domestic
Commercial	8	8
Real estate construction	—	1
Commercial mortgage	2	2
Residential mortgage	—	—
Consumer	1	1
Lease financing	1	—
International	1	—
Total recoveries	13	12
Net loan charge-offs	405	222
Provision for loan losses	515	329
Foreign currency translation adjustment	—	(1)
Balance at end of period	$ 880	$ 663

Changes in the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, are summarized in the following table.

	Six Months Ended
	June 30,
(in millions)	2009	2008

Balance at beginning of period	$ 38	$ 21
Less: Charge-offs on lending-related commitments (a)	—	1
Add: Provision for credit losses on lending-related commitments	(5)	11
Balance at end of period	$ 33	$ 31

(a) Charge-offs result from the sale of unfunded lending-related commitments.

Note 4 - Allowance for Credit Losses (continued)

A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans are impaired. Impaired loans that are restructured and meet the requirements to be on accrual status are included with total impaired loans for the remainder of the calendar year of the restructuring. There  were no loans included in the $1,116 million of impaired business loans at June 30, 2009 that were restructured and met the requirements to be on accrual status.  Impaired loans averaged $1,050 million and $990 million for the three- and six- month periods ended June 30, 2009, respectively, and $627 million and $549 million for the three- and six- month periods ended June 30, 2008, respectively.  The following presents information regarding the period-end balances of impaired loans:

(in millions)	June 30, 2009	December 31, 2008

Total period-end nonaccrual business loans	$1,116	$904
Plus: Impaired business loans restructured during the period on accrual status at period-end	—	—
Total period-end impaired business loans	$1,116	$904
Period-end impaired business loans requiring an allowance	$1,085	$807
Allowance allocated to impaired business loans	$ 231	$175

A specific portion of the allowance may be allocated to significant individually impaired loans.   Those impaired loans not requiring an allowance represent loans for which the fair value of expected repayments or collateral exceeded the recorded investments in such loans.

Note 5 - Medium- and Long-Term Debt

Medium- and long-term debt are summarized as follows:

(in millions)	June 30, 2009	December 31, 2008

Parent company
Subordinated notes:
4.80% subordinated note due 2015	$325	$342
6.576% subordinated notes due 2037	510	510
Total subordinated notes	835	852

Medium-term notes:
Floating rate based on LIBOR indices due 2010	150	150
Total parent company	985	1,002

Subsidiaries
Subordinated notes:
8.50% subordinated note due 2009	—	101
7.125% subordinated note due 2013	151	149
5.70% subordinated note due 2014	275	286
5.75% subordinated notes due 2016	681	701
5.20% subordinated notes due 2017	547	592
8.375% subordinated note due 2024	190	207
7.875% subordinated note due 2026	213	246
Total subordinated notes	2,057	2,282

Medium-term notes:
Floating rate based on LIBOR indices due 2009 to 2012	2,369	3,669
Floating rate based on Federal Funds indices due 2009	100	100

Federal Home Loan Bank advances:
Floating rate based on LIBOR indices due 2009 to 2014	8,000	8,000

Other notes:
6.0% - 6.4% fixed rate notes due 2020	60	—

Total subsidiaries	12,586	14,051
Total medium- and long-term debt	$13,571	$15,053

The carrying value of medium- and long-term debt was adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.

Comerica Bank (the Bank), a subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members.  FHLB advances bear interest at variable rates based on LIBOR and were secured by $4.9 billion of real estate-related loans and $3.1 billion of mortgage-backed investment securities at June 30, 2009.

The Bank participates in the voluntary Temporary Liquidity Guarantee Program (the TLG Program) announced by the Federal Deposit Insurance Corporation (FDIC) in October 2008 and amended in March 2009. Under the TLG Program, all senior unsecured debt issued between October 14, 2008 and October 31, 2009 with a maturity of more than 30 days is guaranteed by the FDIC. Debt guaranteed by the FDIC is backed by the full faith and credit of the United States.  The FDIC guarantee expires on the earlier of the maturity date of the debt or December 31, 2012 (June 30, 2012 for debt issued prior to April 1, 2009).  At June 30, 2009, there was approximately $7 million of senior unsecured debt outstanding in the form of bank-to-bank deposits issued under the TLG Program and $5.2 billion available to be issued.

Note 6 - Income Taxes and Tax-Related Items

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

In 2008 and first quarter 2009, the Corporation applied an estimated annual effective tax rate to interim period pre-tax income to calculate the income tax provision or benefit for each quarter, as required by Accounting Practice Bulletin 28, “Interim Financial Reporting” (APB 28). FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods an Interpretation on APB 28” (FIN 18), allows an alternative method to calculate the effective tax rate when an entity is unable to make a reliable estimate of pre-tax income for the fiscal year.  Under the alternative method, interim period federal income taxes are based on each discrete quarter’s pre-tax income. In light of the recent volatility and uncertainty in the current economic market, the Corporation applied the alternative method allowed by FIN 18 to compute the income tax benefit beginning in the second quarter 2009. The change in method resulted in an increase of approximately $20 million to the income tax benefit in the second quarter 2009, which represents the necessary adjustment to conform the prior quarter tax provision to the new methodology.

Unrecognized tax benefits were $23 million and $93 million at June 30, 2009 and 2008, respectively, and accrued interest was $37 million and $105 million at June 30, 2009 and 2008, respectively. In the second quarter of 2009, unrecognized tax benefits decreased $49 million and accrued interest decreased $49 million as a result of the settlement of certain tax matters with the Internal Revenue Service (IRS) related to the audit years 2001-2004, amendments to certain state income tax returns, and the recognition of certain anticipated refunds due from the IRS. The total amount of unrecognized tax benefits that, if recognized, would affect the Corporation’s effective tax rate decreased $22 million in the second quarter of 2009 as a result of the items mentioned above.  The amount of interest accrued at June 30, 2009 includes interest for unrecognized tax benefits and interest payable to the IRS for tax positions that were settled, but not yet paid.  The Corporation does not anticipate any significant settlements of tax issues within the next twelve months.

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

Note 7 - Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges and the change in the accumulated defined benefit and other postretirement plans adjustment. The Consolidated Statements of Changes in Shareholders’ Equity include only combined other comprehensive income (loss), net of tax. The following table presents reconciliations of the components of the accumulated other comprehensive income (loss) for the six months ended June 30, 2009 and 2008.  Total comprehensive income (loss) was $(6) million and $135 million for the six months ended June 30, 2009 and 2008, respectively. The $141 million decrease in total comprehensive income (loss) for the six months ended June 30, 2009, when compared to the same period in the prior year, resulted primarily from a $138 million decrease in net income.

Note 7 - Accumulated Other Comprehensive Income (Loss) (continued)

	Six Months Ended
	June 30,
(in millions)	2009	2008
Accumulated net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period, net of tax	$ 131	$ (9)

Net unrealized holding gains (losses) arising during the period	59	(24)
Less: Reclassification adjustment for net gains included in net income	126	36
Change in net unrealized gains (losses) before income taxes	(67)	(60)
Less: Provision for income taxes	(24)	(22)
Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax	(43)	(38)
Balance at end of period, net of tax	$ 88	$ (47)

Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$ 30	$ 2

Net cash flow hedge gains arising during the period	5	16
Less: Reclassification adjustment for net gains included in net income	17	15
Change in net cash flow hedge gains before income taxes	(12)	1
Less: Provision for income taxes	(5)	1
Change in net cash flow hedge gains, net of tax	(7)	—
Balance at end of period, net of tax	$ 23	$ 2

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$ (470)	$ (170)

Net defined benefit pension and other postretirement adjustment arising during the period	—	3
Less: Adjustment for amounts recognized as components of net periodic benefit cost during the period	(27)	(9)
Change in defined benefit and other postretirement plans adjustment before income taxes	27	12
Less: Provision for income taxes	10	4
Change in defined benefit and other postretirement plans adjustment, net of tax	17	8
Balance at end of period, net of tax	$ (453)	$ (162)

Total accumulated other comprehensive loss at end of period, net of tax	$ (342)	$ (207)

Note 8 — Net Income (Loss) per Common Share

Basic income (loss) from continuing operations and net income (loss) per common share are computed by dividing income (loss) from continuing operations applicable to common stock and net income (loss) applicable to common stock, respectively, by the weighted-average number of shares of common stock outstanding during the period, including nonvested restricted stock.  Diluted income (loss) from continuing operations and net income (loss) per common share are computed by dividing income (loss) from continuing operations applicable to common stock and net income (loss) applicable to common stock, respectively, by the weighted-average number of shares of common stock, including nonvested restricted stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options granted under the Corporation’s stock plans and a warrant, using the treasury stock method. Basic and diluted income (loss) from continuing operations per common share and net income (loss) per common share for the three- and six- month periods ended June 30, 2009 and 2008 were computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2009	2008	2009	2008

Basic and diluted

Income from continuing operations	$18	$56	$26	$166
Less: Preferred stock dividends	34	—	67	—
Income (loss) from continuing operations applicable to common stock	$(16)	$56	$(41)	$166

Net income	$18	$56	$27	$165
Less: Preferred stock dividends	34	—	67	—
Net income (loss) applicable to common stock	$(16)	$56	$(40)	$165

Average common shares outstanding	151	151	151	151

Basic income (loss) from continuing operations per common share	$(0.11)	$0.37	$(0.27)	$1.10
Basic net income (loss) per common share	(0.10)	0.37	(0.26)	1.09

Average common shares outstanding	151	151	151	151
Common stock equivalents:
Net effect of the assumed exercise of stock options	—	—	—	—
Net effect of the assumed exercise of warrant	—	—	—	—
Diluted average common shares	151	151	151	151

Diluted income (loss) from continuing operations per common share	$(0.11)	$0.37	$(0.27)	$1.10
Diluted net income (loss) per common share	(0.10)	0.37	(0.26)	1.09

The following average shares related to outstanding options and a warrant to purchase shares of common stock were not included in the computation of diluted net income (loss) per common share because the options’ and warrant’s exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(options in millions)	2009	2008	2009	2008

Average shares related to outstanding options and warrant	28.9	19.6	29.6	20.1
Range of exercise prices	$21.06 - $64.50	$36.24 - $69.00	$19.00 - $66.81	$34.09 - $71.58

Note 9 — Employee Benefit Plans

Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

Qualified Defined Benefit Pension Plan	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008
Service cost	$7	$7	$14	$14
Interest cost	17	17	34	33
Expected return on plan assets	(25)	(25)	(51)	(50)
Amortization of unrecognized prior service cost	1	1	3	3
Amortization of unrecognized net loss	9	1	19	2
Net periodic benefit cost	$9	$1	$19	$2

Non-Qualified Defined Benefit Pension Plan	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008
Service cost	$1	$1	$2	$2
Interest cost	3	2	5	4
Amortization of unrecognized prior service cost	(1)	—	(1)	—
Amortization of unrecognized net loss	4	1	5	2
Net periodic benefit cost	$7	$4	$11	$8

Postretirement Benefit Plan	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008
Interest cost	$1	$2	$2	$3
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized transition obligation	1	1	2	2
Amortization of unrecognized net loss	1	—	1	—
Net periodic benefit cost	$2	$2	$3	$3

For further information on the Corporation’s employee benefit plans, refer to Note 16 to the consolidated financial statements in the Corporation’s 2008 Annual Report.

Note 10 - Derivative Instruments

In the normal course of business, the Corporation enters into various transactions involving derivative financial instruments to manage exposure to fluctuations in interest rate, foreign currency and other market risks and to meet the financing needs of customers. These financial instruments involve, to varying degrees, elements of credit and market risk.

Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from financial instruments by evaluating the creditworthiness of each counterparty, adhering to the same credit approval process used for traditional lending activities. Counterparty risk limits and monitoring procedures were also established to facilitate the management of credit risk. Collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate.

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

Note 10 - Derivative Instruments (continued)

The following table presents the composition of the Corporation’s derivative instruments, excluding commitments, held or issued for risk management purposes or in connection with customer-initiated and other activities at June 30, 2009 and December 31, 2008.

	June 30, 2009			December 31, 2008
		Fair Value (a)			Fair Value (a)
	Notional/	Asset Derivatives	Liability Derivatives	Notional/	Asset Derivatives	Liability Derivatives
(in millions)	Contract Amount (b)	(Unrealized Gains) (c)	(Unrealized Losses)	Contract Amount (b)	(Unrealized Gains) (c)	(Unrealized Losses)
Derivatives designated as hedging instruments under SFAS 133(R)
Risk management
Interest rate contracts
Swaps - cash flow - receive fixed/pay floating	$1,700	$38	$—	$1,700	$50	$—
Swaps - fair value - receive fixed/pay floating	2,029	210	—	1,700	346	—
Total risk management interest rate swaps designated as hedging instruments under SFAS 133(R)	$3,729	$248	$—	$3,400	$396	$—
Derivatives not designated as hedging instruments under SFAS 133(R)
Risk management
Foreign exchange contracts
Spot and forwards	$443	$3	$3	$531	$5	$9
Swaps	3	1	—	13	3	—
Total foreign exchange risk management contracts	446	4	3	544	8	9
Customer-initiated and other
Interest rate contracts
Caps and floors written	1,282	—	173	1,271	—	14
Caps and floors purchased	1,282	173	—	1,271	14	—
Swaps	10,255	296	263	9,800	410	376
Total interest rate contracts	12,819	469	436	12,342	424	390
Energy derivative contracts
Caps and floors written	775	—	77	634	—	84
Caps and floors purchased	775	77	—	634	84	—
Swaps	874	123	122	877	101	101
Total energy derivative contracts	2,424	200	199	2,145	185	185
Foreign exchange contracts
Spot, forwards, futures and options	2,618	53	40	2,695	101	86
Swaps	25	1	1	28	1	1
Total foreign exchange contracts	2,643	54	41	2,723	102	87
Total customer-initiated and other	17,886	723	676	17,210	711	662
Total derivatives not designated as hedging instruments under SFAS 133(R)	$18,332	$726	$678	$17,754	$719	$671
Total risk management	$4,175	$252	$3	$3,944	$404	$9
Total customer-initiated and other	17,886	723	676	17,210	711	662
Total derivatives	$22,061	$975	$679	$21,154	$1,115	$671

(a) Asset derivatives are included in “accrued income and other assets” and liability derivatives are included in “accrued expenses and other liabilities” in the consolidated balance sheets.

(b) Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(c) Unrealized gains represent receivables from derivative counterparties, and therefore expose the Corporation to credit risk.  Credit risk, which excludes the effects of any collateral or netting arrangements, is measured as the cost to replace contracts in a profitable position at current market rates.

Note 10 - Derivative Instruments (continued)

By purchasing and writing derivative contracts, the Corporation is exposed to credit risk if the counterparties fail to perform.  The Corporation minimizes credit risk through credit approvals, limits, monitoring procedures and collateral requirements.  Nonperformance risk, including credit risk, is included in the determination of net fair value.  Customer-initiated derivative instruments with a fair value of $723 million at June 30, 2009 were net of credit-related adjustments totaling $3 million.

Bilateral collateral agreements with counterparties reduce credit risk by providing for the daily exchange of cash or highly rated securities issued by the U.S. Treasury or other government agencies to collateralize amounts due to either party.  At June 30, 2009, counterparties had pledged marketable investment securities to secure approximately 80 percent of the fair value of contracts in an unrealized gain position.  In addition, at June 30, 2009, master netting arrangements had been established with substantially all interest rate swap counterparties and certain foreign exchange counterparties. These arrangements effectively reduce credit risk by permitting settlement, on a net basis, of contracts entered into with the same counterparty.

Certain of the Corporation’s derivative instruments contain provisions that require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2009 was $131 million, for which the Corporation had assigned collateral of $124 million in the normal course of business.  If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2009, the Corporation would be required to assign an additional $15 million of collateral to its counterparties.

The Corporation had commitments to purchase investment securities for its available-for-sale and trading account portfolios totaling $17 million and $1.3 billion at June 30, 2009 and December 31, 2008, respectively. Commitments to sell investment securities related to the trading account portfolio totaled $11 million at June 30, 2009 and $10 million at December 31, 2008. Outstanding commitments expose the Corporation to both credit and market risk.

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

Risk management fair value interest rate swaps generated $14 million and $26 million of net interest income for the three- and six-month periods ended June 30, 2009, respectively, compared to net interest income of $12 million and $18 million for the three- and six-month periods ended June 30, 2008, respectively.

Note 10 - Derivative Instruments (continued)

The net gains (losses) recognized in other noninterest income (i.e., the ineffective portion) in the consolidated statements of income on risk management derivatives designated as SFAS 133(R) fair value hedges of fixed-rate debt and deposits were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Interest rate swaps	$(1)	$4	$(2)	$5

As part of a cash flow hedging strategy, the Corporation entered into predominantly two-year interest rate swap agreements (weighted-average original maturity of 2.2 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the life of the agreements (currently over the next 21 months). Approximately four percent ($1.7 billion) of the Corporation’s outstanding loans were designated as hedged items to interest rate swap agreements at June 30, 2009. If interest rates, interest yield curves and notional amounts remain at current levels, the Corporation expects to reclassify $19 million of net gains, net of tax, on derivative instruments designated as cash flow hedges from accumulated other comprehensive income (loss) to earnings during the next twelve months due to receipt of variable interest associated with existing and forecasted floating-rate loans.

The net gains (losses) recognized in income and OCI on risk management derivatives designated as SFAS 133(R) cash flow hedges of loans for the three- and six-month periods ended June 30, 2009 and 2008 are displayed in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Interest rate swaps
Gain (loss) recognized in OCI (effective portion)	$(1)	$1	$5	$16
Gain (loss) recognized in other noninterest income (ineffective portion)	(1)	—	—	—
Gain reclassified from accumulated OCI into interest and fees on loans (effective portion)	9	10	17	15

Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies.  The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks.

The net gains (losses) recognized in other noninterest income in the consolidated statements of income on risk management derivative instruments not designated as hedging instruments under SFAS 133(R) were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Foreign exchange contracts	$—	—	$(1)	$1

Note 10 - Derivative Instruments (continued)

The following table summarizes the expected average remaining maturity of the notional amount of risk management interest rate swaps and provides the weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements as of June 30, 2009 and December 31, 2008.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Maturity (in years)	Receive Rate	Pay Rate (a)
June 30, 2009
Swaps - cash flow - receive fixed/pay floating rate
Variable rate loan designation	$1,700	1.4	5.22%	3.25%
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,600	8.6	5.73	1.91
Other time deposits designation	429	0.4	0.87	0.46
Total swaps - fair value	2,029
Total risk management interest rate swaps	$3,729

December 31, 2008
Swaps - cash flow - receive fixed/pay floating rate
Variable rate loan designation	$1,700	1.9	5.22%	3.56%
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,700	8.6	5.75	3.34
Total risk management interest rate swaps	$3,400

(a) Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at June 30, 2009.

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

For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized in “other noninterest income” in the consolidated statements of income less than $0.5 million of net gains in both the three-month periods ended June 30, 2009 and 2008, and $1 million of net gains in both the six-month periods ended June 30, 2009 and 2008, respectively.

Note 10 - Derivative Instruments (continued)

Fair values for customer-initiated and other derivative instruments represent the net unrealized gains or losses on such contracts and are recorded in the consolidated balance sheets.  Changes in fair value are recognized in the consolidated statements of income. The net gains recognized in income on customer-initiated and other derivative instruments were as follows.

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain	2009	2008	2009	2008

Interest rate contracts	Other noninterest income	$2	$4	$6	$11
Energy derivative contracts	Other noninterest income	1	—	1	—
Foreign exchange contracts	Foreign exchange income	8	11	17	21
Total customer-initiated and other derivatives		$11	$15	$24	$32

Additional information regarding the nature, terms and associated risks of derivative instruments can be found in the Corporation’s 2008 Annual Report on page 54 and in Note 1 to the consolidated financial statements.

Note 11 — Credit-Related Financial Instruments

The Corporation’s credit risk associated with off-balance sheet credit-related financial instruments as of June 30, 2009 and December 31, 2008 is represented by the contractual amounts included in the following table.

	June 30,	December 31,
(in millions)	2009	2008

Unused commitments to extend credit:
Commercial and other	$22,413	$25,901
Bankcard, revolving check credit and equity access loan commitments	1,990	2,124
Total unused commitments to extend credit	$24,403	$28,025

Standby letters of credit	$5,941	$6,204
Commercial letters of credit	101	156
Other financial guarantees	25	36

The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At June 30, 2009 and December 31, 2008, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $33 million and $38 million, respectively.

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

Standby and Commercial Letters of Credit and Financial Guarantees

Standby and commercial letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. These contracts expire in decreasing amounts through the year 2018.  The Corporation may enter into participation arrangements with third parties, which effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $468 million of the $6.0 billion standby and commercial letters of credit outstanding at June 30, 2009. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature.

Note 11 — Credit-Related Financial Instruments (continued)

Financial guarantees at June 30, 2009 included credit risk participation agreements, where the Corporation, primarily as part of a syndicated lending arrangement, guarantees a portion of the credit risk on an interest rate swap agreement between the lead bank in the syndicate and a customer.  In the event of default by a customer, the Corporation would be required to pay the portion of the unpaid amount guaranteed by the Corporation to the lead bank.  At June 30, 2009, the estimated fair value of the Corporation’s credit risk participation agreements where the Corporation was the guarantor was $22 million, and the estimated credit exposure was $33 million.  The estimated credit exposure includes the estimated credit risk as of June 30, 2009, in addition to an estimate for potential future risk for changes in interest rates in each remaining year of the contract until maturity.  In addition, the estimated credit exposure assumes the lead bank was unable to liquidate assets of the customers.  In the event of default, the lead bank has the ability to liquidate the assets of the customer, in which case the lead bank would be required to return a percentage of recouped assets to the participating banks.  These credit risk participation agreements expire in decreasing amounts through the year 2016, with a weighted average remaining maturity on outstanding agreements of 1.7 years. Also included in financial guarantees was an indemnification obligation with a fair value of $3 million at June 30, 2009 related to the sale of the Corporation’s remaining ownership of Visa Inc. (Visa) shares.

At June 30, 2009, the carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $75 million.

The following table presents a summary of total internally classified watch list standby and commercial letters of credit and financial guarantees (generally consistent with regulatory defined special mention, substandard and doubtful) at June 30, 2009 and December 31, 2008.  The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	June 30, 2009	December 31, 2008
Total watch list standby and commercial letters of credit	$391	$277
As a percentage of total outstanding standby and commercial letters of credit	6.5%	4.3%

Total watch list financial guarantees	$—	$—
As a percentage of total outstanding financial guarantees	—%	—%

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

Note 13 — Fair Value Measurements

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Investment securities available-for-sale, trading securities, derivatives and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as loans held-for-sale, loans held-for-investment and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

The Corporation categorizes assets and liabilities recorded at fair value into a three-level hierarchy, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Following is a description of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.  For financial assets and liabilities recorded at fair value, the description includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified.

Cash and due from banks, federal funds sold and securities purchased under agreements to resell, and interest-bearing deposits with banks

The carrying amount approximates the estimated fair value of these instruments.

Trading securities and associated liabilities

Securities held for trading purposes are recorded at fair value and included in “other short-term investments” on the consolidated balance sheets. Level 1 securities held for trading purposes include assets related to employee deferred compensation plans, which are invested in mutual funds and other securities traded on an active exchange.  Deferred compensation liabilities, also classified as Level 1, are carried at the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets. Level 2 securities include municipal bonds and mortgage-backed securities issued by government-sponsored entities and corporate debt securities. Securities classified as Level 3 include securities in less liquid markets and securities not rated by a credit agency.  The valuation method for trading securities is the same as the method used for investment securities available-for-sale, discussed above.

Loans held-for-sale

Loans held-for-sale, included in “other short-term investments” on the consolidated balance sheets, are recorded at the lower of cost or fair value. The fair value of loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Corporation classifies loans held-for-sale subjected to nonrecurring fair value adjustments as Level 2.

Note 13 — Fair Value Measurements (continued)

Investment securities available-for-sale

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available. If quoted prices are not available or the market is deemed to be inactive at the measurement date and quoted prices are determined to be associated with distressed transactions, an adjustment to the quoted prices may be necessary or the Corporation may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate to estimate an instrument’s fair value. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities primarily include mortgage-backed securities issued by government-sponsored enterprises.  Securities classified as Level 3, the substantial majority of which are auction-rate securities (ARS), represent securities in less liquid markets requiring significant management assumptions when determining the fair value.  The fair value of auction-rate securities was determined using an income approach based on a discounted cash flow model utilizing two significant assumptions in the model: discount rate (including a liquidity risk premium for certain securities) and workout period.  The interest rate used to discount cash flows included a reasonable market premium a willing buyer would require in an orderly transaction. The rate of redemption of the various types of ARS held by the Corporation during the six months ended June 30, 2009, which ranged from nominal to approximately 25 percent, was a significant consideration in the determination of a reasonable market premium a buyer would require.

The Corporation elected to adopt FSP FAS 157-4 in the first quarter 2009, and determined the market was not active for the ARS portfolio.  For further information on the adoption of FSP FAS 157-4 and the valuation of ARS, see Notes 1 and 3.

Loans

The Corporation does not record loans at fair value on a recurring basis. However periodically, the Corporation records nonrecurring adjustments to the carrying value of loans based on fair value measurements.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once loans are identified as impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114) and establishes an allowance for loan losses. The allowance, based on the fair value of impaired loans, is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009 and 2008, substantially all impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

Business loans consist of commercial, real estate construction, commercial mortgage, equipment lease financing and international loans.  Retail loans consist of residential mortgage, home equity and other consumer loans. The estimated fair value for variable rate business loans that reprice frequently is based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant in an active market.  The fair value for other business and retail loans is estimated using a discounted cash flow model that employs interest rates currently offered on the loans, adjusted by an amount for estimated credit losses and other adjustments that would be expected to be made by a market participant in an active market. The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, if applicable.

Customers’ liability on acceptances outstanding and acceptances outstanding

The carrying amount approximates the estimated fair value.

Note 13 — Fair Value Measurements (continued)

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

The Corporation also holds a portfolio of warrants for generally nonmarketable equity securities.  These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. Warrants which contain a net exercise provision are required to be accounted for as derivatives and recorded at fair value.  Fair value is determined using a Black-Scholes valuation model, which has five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company.  Where sufficient financial data existed, a market approach method was utilized to estimate the current value of the underlying company. When quoted market values were not available, an index method was utilized. The estimated fair value of the underlying securities for warrants requiring valuation at fair value were adjusted for discounts related to lack of liquidity.  The Corporation classifies warrants accounted for as derivatives as recurring Level 3.

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

Note 13 — Fair Value Measurements (continued)

Goodwill

Goodwill is subject to an impairment test that requires an estimate of the fair value of the Corporation’s reporting units. Estimating the fair value of reporting units is a subjective process involving the use of estimates and judgments, particularly related to future cash flows, discount rates (including market risk premiums) and market multiples. The fair values of the reporting units were determined using a blend of two commonly used valuation techniques, the market approach and the income approach. The Corporation gives consideration to two valuation techniques, as either technique can be an indicator of value.  For the market approach, valuations of reporting units were based on an analysis of relevant price multiples in market trades in industries similar to the reporting unit. Market trades do not consider a control premium associated with an acquisition or a sale transaction. For the income approach, estimated future cash flows and terminal value (value at the end of the cash flow period, based on price multiples) were discounted. The discount rate was based on the imputed cost of equity capital.  Material assumptions used in the valuation models included the comparable public company price multiples used in the terminal value, future cash flows and the market risk premium component of the discount rate. Due to the general uncertainty and depressed earning capacity in the financial services industry as of the measurement date, the Corporation concluded that the valuation under the income approach more clearly reflected the long-term future earning capacity of the reporting unit than the valuation under the market approach, and thus gave greater weight to the income approach.

As discussed in Note 1, the Corporation conducted an additional impairment test in the first quarter 2009. Prior to conducting the impairment test, management reviewed the assumptions and methodologies utilized in calculating the fair value of the reporting units and elected to update certain of the material assumptions described above. The updated assumptions incorporated the Corporation’s view that the current market conditions reflected only a short-term, distressed view of recent and near-term results rather than future long-term earning capacity. The additional testing performed in first quarter 2009 did not indicate that an impairment charge was required. Had the Corporation not updated the assumptions, fair value of the reporting units would have continued to be in excess of the carrying value. The Corporation also performed a stress test of each of the material assumptions identified above which supported the conclusion that an impairment charge was not required.  The Corporation assessed whether there were any indicators of impairment in the second quarter of 2009 and concluded that additional impairment testing was not required.

If the impairment testing discussed above resulted in impairment, the Corporation would classify goodwill subjected to nonrecurring fair value adjustments as Level 3.  Additional information regarding the goodwill impairment testing can be found in Note 1.

Deposit liabilities

The estimated fair value of demand deposits, consisting of checking, savings and certain money market deposit accounts, is represented by the amounts payable on demand. The carrying amount of deposits in foreign offices approximates their estimated fair value, while the estimated fair value of term deposits is calculated by discounting the scheduled cash flows using the June 30, 2009 rates offered on these instruments.

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

Note 13 — Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2009
Trading securities	$92	$81	$11	$—
Investment securities available-for-sale:
U.S. Treasury and other Government agency securities	78	78	—	—
Government-sponsored enterprise mortgage-backed securities	6,508	—	6,508	—
State and municipal auction-rate securities	53	—	—	53
Other state and municipal securities	2	—	1	1
Other auction-rate securities	966	—	—	966
Other securities	150	104	39	7
Total investment securities available-for-sale	7,757	182	6,548	1,027

Derivative assets	983	—	975	8
Other assets	1	—	—	1
Total assets at fair value	$8,833	$263	$7,534	$1,036

Derivative liabilities	$679	$—	$679	$—
Other liabilities (a)	83	80	—	3
Total liabilities at fair value	$762	$80	$679	$3

December 31, 2008
Trading securities	$124	$80	$10	$34
Investment securities available-for-sale:
U.S. Treasury and other Government agency securities	79	79	—	—
Government-sponsored enterprise mortgage-backed securities	7,861	—	7,861	—
State and municipal auction-rate securities	64	—	—	64
State and municipal securities	2	—	1	1
Other auction-rate securities	1,083	—	—	1,083
Other securities	112	70	37	5
Total investment securities available-for-sale	9,201	149	7,899	1,153

Derivative assets	1,123	—	1,115	8
Total assets at fair value	$10,448	$229	$9,024	$1,195

Derivative liabilities	$671	$—	$671	$—
Other liabilities (a)	85	80	—	5
Total liabilities at fair value	$756	$80	$671	$5

(a) Includes liabilities associated with deferred compensation plans and financial guarantees.

Note 13 — Fair Value Measurements (continued)

The table below summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2009 and 2008.

		Net Realized/Unrealized Gains (Losses)
	Balance at Beginning	Recorded in Earnings		Recorded in Other Comprehensive	Purchases, Sales, Issuances and	Transfers In and/or Out	Balance at End of
(in millions)	of Period	Realized	Unrealized	Income (Pre-tax)	Settlements, Net	of Level 3	Period
Three Months Ended June 30, 2009
Trading securities	$3	$—	$—	$—	$(3)	$—	$—
Investment securities available-for-sale:
State and municipal auction-rate securities	54	—	—	(1)	—	—	53
Other state and municipal securities	1	—	—	—	—	—	1
Other auction-rate securities	1,034	3	—	(7)	(64)	—	966
Other securities	7	—	—	—	—	—	7
Total investment securities available-for-sale	1,096	3	—	(8)	(64)	—	1,027
Derivative assets (warrants)	8	—	1	—	(1)	—	8
Other assets	—	—	1	—	—	—	1
Other liabilities	1	(2)	—	—	—	—	3

Three months ended June 30, 2008
Investment securities available-for-sale:
Other state and municipal securities	$1	$—	$—	$—	$—	$—	$1
Other securities	2	—	—	—	—	—	2
Total investment securities available-for-sale	3	—	—	—	—	—	3
Derivative assets (warrants)	16	—	(3)	—	(3)	—	10

Six Months Ended June 30, 2009
Trading securities	$34	$—	$—	$—	$(34)	$—	$—
Investment securities available-for-sale:
State and municipal auction-rate securities	64	—	—	2	(13)	—	53
Other state and municipal securities	1	—	—	—	—	—	1
Other auction-rate securities	1,083	8	—	26	(151)	—	966
Other securities	5	2	—	—	—	—	7
Total investment securities available-for-sale	1,153	10	—	28	(164)	—	1,027
Derivative assets (warrants)	8	—	1	—	(1)	—	8
Other assets	—	—	1	—	—	—	1
Other liabilities	5	(2)	—	—	(4)	—	3

Six Months Ended June 30, 2008
Investment securities available-for-sale:
Other state and municipal securities	$1	$—	$—	$—	$—	$—	$1
Other securities	2	—	—	—	—	—	2
Total investment securities available-for-sale	3	—	—	—	—	—	3
Derivative assets (warrants)	23	1	(8)	—	(6)	—	10

Note 13 — Fair Value Measurements (continued)

The table below presents the income statement classification of realized and unrealized gains and losses due to changes in fair value recorded in earnings for the three- and six-month periods ended June 30, 2009 and 2008 for recurring Level 3 assets and liabilities, as shown in the previous tables.

	Net Securities	Other Noninterest
(in millions)	Gains (Losses)	Income	Total
Three Months Ended June 30, 2009
Investment securities available-for-sale:
Other auction-rate securities	$3	$—	$3
Total investment securities available-for-sale	3	—	3
Derivative assets (warrants)	—	1	1
Other assets	—	1	1
Other liabilities	(2)	—	(2)

Three Months Ended June 30, 2008
Derivative assets (warrants)	$—	$(3)	$(3)

Six Months Ended June 30, 2009
Investment securities available-for-sale:
Other auction-rate securities	$8	$—	$8
Other securities	2	—	2
Total investment securities available-for-sale	10	—	10
Derivative assets (warrants)	—	1	1
Other assets	—	1	1
Other liabilities	(2)	—	(2)

Six Months Ended June 30, 2008
Derivative assets (warrants)	$—	$(7)	$(7)

The table below summarizes the changes in unrealized gains and losses recorded in earnings for the three- and six-month periods ended June 30, 2009 and 2008 for recurring Level 3 assets and liabilities that were still held at June 30, 2009 or 2008.

	Net Securities	Other Noninterest
(in millions)	Gains (Losses)	Income	Total
Three Months Ended June 30, 2009
Derivative assets (warrants)	$—	$1	$1
Other assets	—	1	1

Three Months Ended June 30, 2008
Derivative assets (warrants)	$—	$(3)	$(3)

Six Months Ended June 30, 2009
Derivative assets (warrants)	$—	$1	$1
Other assets	—	1	1

Six Months Ended June 30, 2008
Derivative assets (warrants)	$—	$(8)	$(8)

Note 13 — Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.  Assets and liabilities recorded at fair value on a nonrecurring basis are included in the table below.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2009
Loans	$1,116	$—	$—	$1,116
Other assets (a)	182	—	16	166
Total assets at fair value	$1,298	$—	$16	$1,282

Total liabilities at fair value	$—	$—	$—	$—

December 31, 2008
Loans	$904	$—	$—	$904
Other assets (a)	153	—	5	148
Total assets at fair value	$1,057	$—	$5	$1,052

Total liabilities at fair value	$—	$—	$—	$—

(a) Includes foreclosed assets, private equity investments, loans held-for-sale and loan servicing rights.

Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis

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

The amounts provided herein attempt to estimate the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date. However, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the financial instrument. The Corporation typically holds the majority of its financial instruments until maturity, and thus does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments, but which have significant value. These include such items as core deposit intangibles, the future earnings potential of significant customer relationships and the value of trust operations and other fee generating businesses. The Corporation believes the imprecision of an estimate could be significant.

Note 13 — Fair Value Measurements (continued)

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	June 30, 2009
	Carrying	Estimated
(in millions)	Amount	Fair Value

Assets
Cash and due from banks	$948	$948
Federal funds sold and securities purchased under agreements to resell	650	650
Interest-bearing deposits with banks	3,542	3,542

Loans held-for-sale	37	37

Investment securities available-for-sale	7,757	7,757

Total loans, net of allowance for loan losses (a)	45,672	45,537

Customers’ liability on acceptances outstanding	7	7
Loan servicing rights	9	9

Liabilities
Demand deposits (noninterest-bearing)	13,558	13,558
Interest-bearing deposits	27,433	27,507
Total deposits	40,991	41,065

Short-term borrowings	490	490
Acceptances outstanding	7	7
Medium- and long-term debt	13,571	12,791

Credit-related financial instruments	(90)	(119)

(a) Includes $1,116 million of impaired loans recorded at fair value at June 30, 2009 on a nonrecurring basis.

Note 14 — Business Segment Information

The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities.  This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes discontinued operations, the income and expense impact of equity and cash, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at June 30, 2009. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.

For a description of the business activities of each business segment and further information on the methodologies, which form the basis for these results, refer to Note 25 to the consolidated financial statements in the Corporation’s 2008 Annual Report.

Note 14 — Business Segment Information (continued)

Business segment financial results for the six months ended June 30, 2009 and 2008 are shown in the table below.

			Wealth &
(dollar amounts in millions)	Business	Retail	Institutional
Six Months Ended June 30, 2009	Bank	Bank	Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$ 640	$ 253	$ 77	$ (199)	$ 19	$ 790
Provision for loan losses	429	65	23	—	(2)	515
Noninterest income	142	93	143	143	—	521
Noninterest expenses	313	328	152	12	21	826
Provision (benefit) for income taxes (FTE)	(22)	(21)	17	(26)	(4)	(56)
Income from discontinued operations, net of tax	—	—	—	—	1	1
Net income (loss)	$62	$ (26)	$ 28	$ (42)	$ 5	$ 27
Net credit-related charge-offs	$ 334	$ 55	$ 16	$ —	$ —	$ 405

Selected average balances:
Assets	$ 38,507	$ 6,784	$ 4,918	$ 12,511	$ 2,770	$ 65,490
Loans	37,638	6,199	4,763	—	(4)	48,596
Deposits	14,436	17,529	2,514	6,224	79	40,782
Liabilities	14,744	17,503	2,506	23,190	393	58,336
Attributed equity	3,350	653	356	1,158	1,637	7,154

Statistical data:
Return on average assets (a)	0.32%	(0.28)%	1.16%	N/M	N/M	0.08%
Return on average attributed equity	3.67	(7.92)	15.96	N/M	N/M	(1.58)
Net interest margin (b)	3.43	2.91	3.20	N/M	N/M	2.63
Efficiency ratio	40.11	94.51	71.84	N/M	N/M	69.66

			Wealth &
	Business	Retail	Institutional
Six Months Ended June 30, 2008	Bank	Bank	Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$ 625	$ 294	$ 73	$ (54)	$ (18)	$ 920
Provision for loan losses	269	46	6	—	8	329
Noninterest income	165	129	149	36	—	479
Noninterest expenses	362	304	162	5	(7)	826
Provision (benefit) for income taxes (FTE)	41	26	20	(15)	6	78
Loss from discontinued operations, net of tax	—	—	—	—	(1)	(1)
Net income (loss)	$ 118	$ 47	$ 34	$ (8)	$ (26)	$ 165
Net credit-related charge-offs	$ 196	$ 24	$ 3	$ —	$ —	$ 223

Selected average balances:
Assets	$ 42,232	$ 7,122	$ 4,557	$ 9,489	$ 1,545	$ 64,945
Loans	41,365	6,312	4,409	5	19	52,110
Deposits	15,631	17,103	2,565	8,275	339	43,913
Liabilities	16,420	17,106	2,573	22,986	667	59,752
Attributed equity	3,223	691	332	926	21	5,193

Statistical data:
Return on average assets (a)	0.56%	0.52%	1.48%	N/M	N/M	0.51%
Return on average attributed equity	7.34	13.51	20.33	N/M	N/M	6.34
Net interest margin (b)	3.03	3.46	3.31	N/M	N/M	3.07
Efficiency ratio	46.56	75.78	73.08	N/M	N/M	60.60

(a) Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(b) Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE - Fully Taxable Equivalent

N/M - Not Meaningful

Note 14 - Business Segment Information (continued)

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida.  In addition to the four primary geographic markets, Other Markets and International are also reported as market segments.  Market segment results are provided as supplemental information to the business segment results and  may not meet all operating segment criteria as set forth in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131). For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at June 30, 2009.

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

Note 14 - Business Segment Information (continued)

Market segment financial results for the six months ended June 30, 2009 and 2008 are shown in the table below.

							Finance
(dollar amounts in millions)					Other		& Other
Six Months Ended June 30, 2009	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$394	$301	$143	$22	$79	$31	$(180)	$790
Provision for loan losses	202	178	36	35	58	8	(2)	515
Noninterest income	221	67	42	6	26	16	143	521
Noninterest expenses	379	217	119	18	45	15	33	826
Provision (benefit) for income taxes (FTE)	3	(13)	11	(11)	(25)	9	(30)	(56)
Income from discontinued operations, net of tax	—	—	—	—	—	—	1	1
Net income (loss)	$31	$(14)	$19	$(14)	$27	$15	$(37)	$27
Net credit-related charge-offs	$153	$146	$19	$35	$48	$4	$—	$405

Selected average balances:
Assets	$18,628	$15,170	$7,933	$1,844	$4,521	$2,113	$15,281	$65,490
Loans	17,844	14,967	7,696	1,849	4,201	2,043	(4)	48,596
Deposits	16,933	10,679	4,348	292	1,470	757	6,303	40,782
Liabilities	17,240	10,598	4,359	283	1,528	745	23,583	58,336
Attributed equity	1,585	1,367	687	167	399	154	2,795	7,154

Statistical data:
Return on average assets (a)	0.33%	(0.19)%	0.48%	(1.53)%	1.22%	1.42%	N/M	0.08%
Return on average attributed equity	3.88	(2.05)	5.56	(16.89)	13.78	19.51	N/M	(1.58)
Net interest margin (b)	4.43	4.05	3.75	2.37	3.83	3.00	N/M	2.63
Efficiency ratio	61.70	58.94	64.21	63.68	46.66	32.36	N/M	69.66

							Finance
					Other		& Other
Six Months Ended June 30, 2008	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$377	$343	$147	$23	$72	$30	$(72)	$920
Provision for loan losses	44	227	14	19	20	(3)	8	329
Noninterest income	272	67	47	9	32	16	36	479
Noninterest expenses	390	223	121	21	52	21	(2)	826
Provision (benefit) for income taxes (FTE)	76	(10)	23	(3)	(9)	10	(9)	78
Loss from discontinued operations, net of tax	—	—	—	—	—	—	(1)	(1)
Net income (loss)	$139	$(30)	$36	$(5)	$41	$18	$(34)	$165
Net credit-related charge-offs	$70	$125	$8	$18	$1	$1	$—	$223

Selected average balances:
Assets	$19,721	$17,278	$7,997	$1,873	$4,663	$2,379	$11,034	$64,945
Loans	19,105	16,925	7,719	1,864	4,215	2,258	24	52,110
Deposits	16,050	12,598	4,033	334	1,496	788	8,614	43,913
Liabilities	16,742	12,589	4,048	329	1,595	796	23,653	59,752
Attributed equity	1,656	1,303	617	122	386	162	947	5,193

Statistical data:
Return on average assets (a)	1.41%	(0.35)%	0.91%	(0.55)%	1.74%	1.51%	N/M	0.51%
Return on average attributed equity	16.81	(4.64)	11.77	(8.40)	21.02	22.22	N/M	6.34
Net interest margin (b)	3.95	4.06	3.82	2.53	3.39	2.58	N/M	3.07
Efficiency ratio	63.11	54.63	63.42	65.83	50.22	44.11	N/M	60.60

(a) Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(b) Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE - Fully Taxable Equivalent

N/M - Not Meaningful

Note 15 —Discontinued Operations

In December 2006, the Corporation sold its ownership interest in Munder Capital Management (Munder) to an investor group. As a result of the sale transaction, the Corporation accounted for Munder as a discontinued operation. As such, Munder was reported in “Other” and “Finance & Other” for business and market segment reporting purposes, respectively.

The impact of discontinued operations was not material to net income for the three- and six-month periods ended June 30, 2009 and 2008.

Note 16 — Variable Interest Entities (VIE’s)

The Corporation evaluates its interest in certain entities to determine if these entities meet the definition of a VIE, and whether the Corporation was the primary beneficiary and should consolidate the entity based on the variable interests it held. The following provides a summary of the VIE’s in which the Corporation has a significant interest.

The Corporation owns 100 percent of the common stock of an entity formed in 2007 to issue trust preferred securities. This entity meets the definition of a VIE, but the Corporation is not the primary beneficiary as the expected losses and residual returns of the trust are absorbed by the trust preferred stock holders. The trust preferred securities held by this entity ($500 million at June 30, 2009) qualify as Tier 1 capital and are classified as subordinated debt included in “medium- and long-term debt” on the consolidated balance sheets, with associated interest expense recorded in “interest on medium- and long-term debt” on the consolidated statements of income. The Corporation is not exposed to loss related to this VIE.

The Corporation has limited partnership interests in three venture capital funds, which were acquired in 1998, 1999 and 2001, where the general partner (an employee of the Corporation) in these three partnerships is considered a related party to the Corporation. These entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities as the majority of variable interests are expected to accrue to the nonaffiliated limited partners. As such, the Corporation accounts for its interest in these partnerships on the cost method.  Investments are included in “accrued income and other assets” on the consolidated balance sheets, with income (net of write-downs) recorded in “other noninterest income” on the consolidated statements of income.  These entities had approximately $143 million in assets at June 30, 2009. Exposure to loss as a result of involvement with these entities at June 30, 2009 was limited to approximately $5 million of book basis of the Corporation’s investments and approximately $1 million of commitments for future investments.

The Corporation, as a limited partner, also holds an insignificant ownership percentage interest in 132 other venture capital and private equity investment partnerships where the Corporation is not related to the general partner. While these entities may meet the definition of a VIE, the Corporation is not the primary beneficiary of any of these entities as a result of its insignificant ownership percentage interest. The Corporation accounts for its interests in these partnerships on the cost method. Investments are included in “accrued income and other assets” on the consolidated balance sheets, with income (net of write-downs) recorded in “other noninterest income” on the consolidated statements of income. Exposure to loss as a result of involvement with these entities at June 30, 2009 was limited to approximately $55 million of book basis of the Corporation’s investments and approximately $30 million of commitments for future investments.

Two limited liability subsidiaries of the Corporation are the general partners in two investment fund partnerships, formed in 1999 and 2003. These subsidiaries manage the investments held by these funds. These two investment partnerships meet the definition of a VIE. In the investment fund partnership formed in 1999, the Corporation is not the primary beneficiary of the entity as the majority of the variable interests are expected to accrue to the nonaffiliated limited partners. As such, the Corporation accounts for its indirect interests in this partnership on the cost method. This investment partnership had approximately $49 million in assets at June 30, 2009 and was structured so that the Corporation’s exposure to loss as a result of its interest would be limited to the book basis of the Corporation’s investment in the limited liability subsidiary, which was insignificant at June 30, 2009. In the investment fund partnership formed in 2003, the Corporation is the primary beneficiary and consolidates the entity as the majority of the variable interests are expected to accrue to the Corporation. This investment partnership had assets of approximately $5 million at June 30, 2009 and was structured so that the Corporation’s exposure to loss as a result of its interest would be limited to the book basis of the Corporation’s investment in the limited liability subsidiary, which was insignificant at June 30, 2009.  Total fee revenue earned by the Corporation as general partner for these funds was insignificant (less than $0.1 million) for each of the three- and six-month periods ended June 30, 2009 and 2008.

Note 16 — Variable Interest Entities (VIE’s) (continued)

The Corporation has a significant limited partnership interest in 20 low income housing tax credit/historic rehabilitation tax credit partnerships, acquired at various times from 1992 to 2008. These entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities as the majority of the variable interests are expected to accrue to the general partner, who is also the party engaging in activities that are most closely associated with the entities. The Corporation accounts for its interest in these partnerships on the cost or equity method. These entities had approximately $142 million in assets at June 30, 2009. Exposure to loss as a result of its involvement with these entities at June 30, 2009 was limited to approximately $10 million of book basis of the Corporation’s investment, which includes unused commitments for future investments.

The Corporation, as a limited partner, also holds an insignificant ownership percentage interest in 116 other low income housing tax credit/historic rehabilitation tax credit partnerships. While these entities may meet the definition of a VIE, the Corporation is not the primary beneficiary of any of these entities as a result of its insignificant ownership percentage interest. As such, the Corporation accounts for its interest in these partnerships on the cost or equity method. Exposure to loss as a result of its involvement with these entities at June 30, 2009 was limited to approximately $333 million of book basis of the Corporation’s investment, which includes unused commitments for future investments.

As a limited partner, the Corporation obtains income tax credits and deductions from the operating losses from these low income housing tax credit/historic rehabilitation tax credit partnerships, which are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable.  These income tax credits and deductions are allocated to the funds’ investors based on their ownership percentages. Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other noninterest income” on the consolidated statements of income.   In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund low income housing partnerships ($79 million at June 30, 2009).

The Corporation provided no financial or other support to any of the above VIE’s that was not contractually required during the three- and six-month periods ended June 30, 2009, respectively.

The following table summarizes the impact of these VIE’s on line items on the Corporation’s consolidated statements of income.

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
Classfication in Earnings	2009	2008	2009	2008
Interest on medium- and long-term debt	$8	$8	$17	$17
Other noninterest income	(17)	(12)	(31)	(22)
Provision for income taxes (a)	(12)	(11)	(23)	(21)

(a) Income tax credits from low income housing tax credit/historic rehabilitation tax credit partnerships.

Additional information regarding the Corporation’s consolidation policy can be found in Note 1 to the consolidated financial statements in the Corporation’s 2008 Annual Report.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Any statements in this report that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “outcome,” “continue,” “remain,” “maintain,” “trend,” “objective” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements.  These forward-looking statements are predicated on the beliefs and assumptions of the Corporation’s management based on information known to the Corporation’s management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation’s management for future or past operations, products or services, and forecasts of the Corporation’s revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation’s management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation’s actual results could differ materially from those discussed.  Factors that could cause or contribute to such differences are further economic downturns, changes in the pace of an economic recovery and related changes in employment levels, changes in real estate values, fuel prices, energy costs or other events that could affect customer income levels or general economic conditions, the effects of recently enacted legislation, such as the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, and actions taken by the U.S. Department of Treasury, the Board of Governors of the Federal Reserve System, the Texas Department of Banking  and the Federal Deposit Insurance Corporation, the effects of war and other armed conflicts or acts of terrorism, the effects of natural disasters including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts  and floods, the disruption of private or public utilities, the implementation of the Corporation’s strategies and business models, management’s ability to maintain and expand customer relationships, changes in customer borrowing, repayment, investment and deposit practices, management’s ability to retain key officers and employees, changes in the accounting treatment of any particular item, the impact of regulatory examinations, declines or other changes in the businesses or industries in which the Corporation has a concentration of loans, including, but not limited to, the automotive production industry and the real estate business lines, the anticipated performance of any new banking centers, the entry of new competitors in the Corporation’s markets, changes in the level of fee income, changes in applicable laws and regulations, including those concerning taxes, banking, securities and insurance, changes in trade, monetary and fiscal policies, including the interest rate policies of the Board of Governors of the Federal Reserve System, fluctuations in inflation or interest rates, changes in general economic, political or industry conditions and related credit and market conditions, the interdependence of financial service companies and adverse conditions in the stock market. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Results of Operations

Net income for the three months ended June 30, 2009 was $18 million, a decrease of $38 million, or 68 percent, from $56 million reported for the three months ended June 30, 2008.  The decrease in net income in the second quarter 2009 from the comparable prior year quarter resulted primarily from increases of $131 million in the provision for credit losses ($142 million increase in the provision for loan losses, $11 million decrease in the provision for credit losses on lending-related commitments) and $43 million in Federal Deposit Insurance Corporation (FDIC) insurance expense, and a $40 million decline in net interest income, partially offset by a $99 million increase in net securities gains and a $31 million decrease in salaries expense.  The second quarters of both 2009 and 2008 contained large tax adjustments which, in addition to the decline in pre-tax income, resulted in a $94 million decrease in the provision for income taxes.  After preferred dividends of $34 million, the net loss applicable to common stock was $16 million for the second quarter 2009, compared to net income applicable to common stock of $56 million in the same period a year ago. The diluted net loss per common share was $0.10 in the second quarter 2009, compared to diluted net income per common share of $0.37 for the same period a year ago.

Net income for the first six months of 2009 was $27 million, a decrease of $138 million, or 83 percent, from $165 million reported for the six months ended June 30, 2008.  The decrease in net income in the six months ended June 30, 2009 from the comparable period last year resulted primarily from a $170 million increase in the provision for credit losses ($186 million increase in the provision for loan losses, $16 million decrease in the provision for credit losses on lending-related commitments), a $132 million decline in net interest income and a $56 million increase in FDIC insurance expense, partially offset by a $90 million increase in net securities gains and a $60 million decrease in salaries expense.  Both the six-month periods ended June 30, 2009 and June 30, 2008 contained large tax adjustments which, in addition to the decline in pre-tax income, resulted in a $136 million decrease in the provision for income taxes.  After preferred dividends of $67 million, the net loss applicable to common stock was $40 million for the first six months of 2009, compared to net income applicable to common stock of $165 million in the same period a year ago.  The diluted net loss per common share was $0.26 for the first six months of 2009, compared to diluted net income per common share of $1.09 for the comparable period last year.

2009 Outlook

•                  Management continues to focus on developing new and expanding existing customer relationships.  Management expects subdued loan demand in light of a domestic economy that is expected to continue contracting in the near term.

•                  Management expects the net interest margin to benefit from improved loan pricing and maturities of higher-cost wholesale funding.  Excess liquidity is expected to offset those benefits for the near-term, with the third quarter 2009 net interest margin expected to be relatively unchanged from the second quarter. Excess liquidity is expected to diminish during the fourth quarter from maturities of wholesale funding, resulting in net interest margin expansion. The target federal funds and short-term LIBOR rates are expected to remain flat for the remainder of 2009.

•                  Based on no significant further deterioration of the economic environment, management expects net credit-related charge-offs in the third quarter 2009 to be similar to second quarter 2009 and to improve modestly in the fourth quarter 2009. The provision for credit losses is expected to continue to exceed net charge-offs.

•                  Management expects additional securities gains from the sale of mortgage-backed government agency securities.  Mortgage-backed government agency securities are expected to average about 10 percent of average assets.

•                  Management expects a mid- to high-single digit decrease in full-year 2009 noninterest expenses, compared to full-year 2008, due to control of discretionary expenses and workforce.

Net Interest Income

Net interest income was $402 million for the three months ended June 30, 2009, a decrease of $40 million compared to $442 million for the same period in 2008.  The decrease in net interest income in the second quarter 2009, compared to the same period in 2008, resulted primarily from a decrease in earning assets, the reduced contribution of noninterest-bearing funds in a significantly lower rate environment, a competitive environment for deposit pricing and the impact of a higher level of nonaccrual loans, partially offset by a $30 million tax-related non-cash charge to lease income in the second quarter 2008. The rate-volume analysis in Table I of this financial review details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended June 30, 2009, compared to the same period in the prior year. On a FTE basis, net interest income decreased $39 million to $404 million for the three months ended June 30, 2009, from $443 million for the comparable period in 2008.  Average earning assets decreased $1.6 billion, or three percent, to $59.5 billion in the second quarter 2009, compared to the second quarter 2008, primarily due to a $4.7 billion, or nine percent, decrease in average loans to $47.6 billion, partially offset by increases of $1.8 billion in average interest-bearing deposits with the Federal Reserve Bank and $1.5 billion in average investment securities available-for-sale.  The net interest margin (FTE) for the three months ended June 30, 2009 was 2.73 percent, compared to 2.91 percent for the comparable period in 2008.  The 18 basis point decline in the net interest margin (FTE) resulted primarily from the reasons cited for the decrease in net interest income discussed above. In addition, the net interest margin was reduced by approximately eight basis points in the second quarter 2009 from excess liquidity, represented by $1.8 billion of average balances deposited with the Federal Reserve Bank.  This excess liquidity resulted from strong deposit growth and securities sales at a time when loan demand remained weak. These declines were partially offset by a 19 basis point increase resulting from the second quarter 2008 tax-related non-cash charge to lease income discussed above and an increase in loan spreads.

Net interest income was $786 million for the six months ended June 30, 2009, a decrease of $132 million compared to $918 million for the same period in 2008.  The decrease in net interest income in the six months ended 2009, compared to the same period in 2008, was primarily due to the same reasons cited in the quarterly discussion above.  Table II provides an analysis of net interest income for the first six months of 2009 on a FTE basis compared to the same period in the prior year. On a FTE basis, net interest income for the six months ended June 30, 2009 was

$790 million, compared to $920 million for the same period in 2008, a decrease of $130 million.  Average earning assets increased $328 million, or one percent, to $60.6 billion for the six months ended June 30, 2009, compared to $60.3 billion for the same period in the prior year, primarily due to increases of $2.2 billion in average investment securities available-for-sale and $1.8 billion in average interest-bearing deposits with the Federal Reserve Bank, partially offset by a $3.5 billion, or seven percent, decrease in average loans to $48.6 billion for the six months ended June 30, 2009.  The net interest margin (FTE) for the six months ended June 30, 2009 decreased to 2.63 percent from 3.07 percent for the same period in 2008, primarily due to the same reasons cited in the quarterly discussion above.  The impact of average balances deposited with the Federal Reserve Bank, as discussed above, was a reduction of approximately eight basis points to the net interest margin (FTE) for the six months ended June 30, 2009.  The impact of the 2008 tax-related non-cash charge to lease income on the change in the net interest margin, discussed above, was an increase of 10 basis points.

Net interest income and net interest margin are impacted by the operations of the Corporation’s Financial Services Division.  Financial Services Division customers deposit large balances (primarily noninterest-bearing) and the Corporation pays certain expenses on behalf of such customers (“customer services” included in “noninterest expenses” on the consolidated statements of income) and/or makes low-rate loans to such customers (included in “net interest income” on the consolidated statements of income).  Footnote (a) to Tables I and II of this financial review displays average Financial Services Division loans and deposits, with related interest income/expense and average rates.

For further discussion of the effects of market rates on net interest income, refer to “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this financial review.

Management expects the net interest margin to benefit from improved loan pricing and maturities of higher-cost wholesale funding.  Excess liquidity is expected to offset those benefits for the near-term, with the third quarter 2009 net interest margin expected to be relatively unchanged from the second quarter. Excess liquidity is expected to diminish during the fourth quarter from maturities of wholesale funding, resulting in net interest margin expansion. The target federal funds and short-term LIBOR rates are expected to remain flat for the remainder of 2009.

Table I - Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	June 30, 2009			June 30, 2008
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (a) (b)	$25,657	$225	3.55%	$29,280	$357	4.90%
Real estate construction loans	4,325	32	2.95	4,843	59	4.89
Commercial mortgage loans	10,476	108	4.17	10,374	141	5.47
Residential mortgage loans	1,795	26	5.74	1,906	29	6.03
Consumer loans	2,572	24	3.65	2,549	32	5.06
Lease financing (c)	1,227	8	2.48	1,352	(19)	N/M
International loans	1,596	16	3.90	2,063	25	4.86
Business loan swap income	—	9	—	—	10	—
Total loans (b)	47,648	448	3.77	52,367	634	4.87

Auction-rate securities available-for-sale	1,052	4	1.48	—	—	—
Other investment securities available-for-sale	8,734	100	4.70	8,296	101	4.89
Total investment securities available-for-sale	9,786	104	4.35	8,296	101	4.89

Federal funds sold and securities purchased under agreements to resell	13	—	0.33	150	1	2.17
Interest-bearing deposits with banks	1,876	1	0.28	20	—	1.61
Other short-term investments	199	1	1.88	255	2	3.90
Total earning assets	59,522	554	3.75	61,088	738	4.86

Cash and due from banks	881			1,217
Allowance for loan losses	(913)			(664)
Accrued income and other assets	4,766			4,322
Total assets	$64,256			$65,963

Money market and NOW deposits (a)	$12,304	15	0.49	$14,784	46	1.26
Savings deposits	1,354	—	0.11	1,405	2	0.45
Customer certificates of deposit	8,721	55	2.53	8,037	64	3.20
Total interest-bearing core deposits	22,379	70	1.26	24,226	112	1.86

Other time deposits	5,124	36	2.75	7,707	61	3.21
Foreign office time deposits	734	—	0.26	1,183	8	2.77
Total interest-bearing deposits	28,237	106	1.50	33,116	181	2.20

Short-term borrowings	1,010	—	0.20	3,326	19	2.33
Medium- and long-term debt	14,002	44	1.27	12,041	95	3.15
Total interest-bearing sources	43,249	150	1.40	48,483	295	2.45

Noninterest-bearing deposits (a)	12,546			10,648
Accrued expenses and other liabilities	1,308			1,639
Total shareholders’ equity	7,153			5,193
Total liabilities and shareholders’ equity	$64,256			$65,963

Net interest income/rate spread (FTE)		$404	2.35		$443	2.41

FTE adjustment		$2			$1

Impact of net noninterest-bearing sources of funds			0.38			0.50
Net interest margin (as a percentage of average earning assets) (FTE) (b) (c)			2.73%			2.91%

N/M - Not meaningful

(a) FSD balances included above:
Loans (primarily low-rate)	$216	$1	1.71%	$469	$2	1.42%
Interest-bearing deposits	452	1	0.70	994	4	1.81
Noninterest-bearing deposits	1,414			1,823
(b) Impact of FSD loans (primarily low-rate) on the following:
Commercial loans			(0.01)%			(0.06)%
Total loans			(0.01)			(0.03)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			—			(0.01)

(c)

Second quarter 2008 net interest income declined $30 million and the net interest margin declined 19 basis points due to a non-cash lease income charge. Excluding this charge, the net interest margin would have been 3.10% in the second quarter 2008.

Table I - Quarterly Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	June 30, 2009/June 30, 2008
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume (a)	(Decrease)
Loans	$(144)	$(42)	$(186)
Investment securities available-for-sale	(6)	9	3
Federal funds sold and securites purchased under agreements to repurchase	(1)	—	(1)
Interest-bearing deposits with banks	—	1	1
Other short-term investments	—	(1)	(1)
Total earning assets	(151)	(33)	(184)

Interest-bearing deposits	(58)	(17)	(75)
Short-term borrowings	(18)	(1)	(19)
Medium- and long-term debt	(57)	6	(51)
Total interest-bearing sources	(133)	(12)	(145)

Net interest income/rate spread (FTE)	$(18)	$(21)	$(39)

(a) Rate/Volume variances are allocated to variances due to volume.

Table II – Year-to-date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Six Months Ended
	June 30, 2009			June 30, 2008
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (a) (b)	$26,413	$453	3.47%	$29,230	$786	5.41%
Real estate construction loans	4,417	65	2.97	4,827	130	5.40
Commercial mortgage loans	10,454	217	4.19	10,258	300	5.88
Residential mortgage loans	1,821	52	5.70	1,911	58	6.02
Consumer loans	2,573	48	3.72	2,499	69	5.53
Lease financing (c)	1,263	17	2.66	1,349	(8)	N/M
International loans	1,655	32	3.88	2,036	55	5.42
Business loan swap income (expense)	—	17	—	—	15	—
Total loans (b)	48,596	901	3.74	52,110	1,405	5.42

Auction-rate securities available-for-sale	1,098	9	1.60	—	—	—
Other investment securities available-for-sale	8,858	205	4.76	7,759	189	4.91
Total investment securities available-for-sale	9,956	214	4.40	7,759	189	4.91

Federal funds sold and securities purchased under agreements to resell	35	—	0.32	115	1	2.56
Interest-bearing deposits with banks	1,862	2	0.26	20	—	2.19
Other short-term investments	182	2	1.78	299	7	4.21
Total earning assets	60,631	1,119	3.73	60,303	1,602	5.34

Cash and due from banks	915			1,229
Allowance for loan losses	(872)			(630)
Accrued income and other assets	4,816			4,043
Total assets	$65,490			$64,945

Money market and NOW deposits (a)	$12,319	34	0.56	$15,063	125	1.67
Savings deposits	1,316	1	0.14	1,382	4	0.54
Customer certificates of deposit	8,788	113	2.60	8,161	148	3.64
Total interest-bearing core deposits	22,423	148	1.33	24,606	277	2.26

Other time deposits	5,699	82	2.89	7,482	139	3.73
Foreign office time deposits	702	1	0.33	1,190	19	3.29
Total interest-bearing deposits	28,824	231	1.62	33,278	435	2.63

Short-term borrowings	1,682	2	0.26	3,411	48	2.82
Medium- and long-term debt	14,461	96	1.33	10,949	199	3.66
Total interest-bearing sources	44,967	329	1.48	47,638	682	2.88

Noninterest-bearing deposits (a)	11,958			10,635
Accrued expenses and other liabilities	1,411			1,479
Total shareholders’ equity	7,154			5,193
Total liabilities and shareholders' equity	$65,490			$64,945

Net interest income/rate spread (FTE)		$790	2.25		$920	2.46

FTE adjustment		$4			$2

Impact of net noninterest-bearing sources of funds			0.38			0.61
Net interest margin (as a percentage of average earning assets) (FTE) (b) (c)			2.63%			3.07%

N/M - Not meaningful

(a) FSD balances included above:
Loans (primarily low-rate)	$214	$2	1.84%	$635	$4	1.23%
Interest-bearing deposits	534	2	0.65	1,044	12	2.31
Noninterest-bearing deposits	1,342			1,858
(b) Impact of FSD loans (primarily low-rate) on the following:
Commerical loans			(0.01)%			(0.10)%
Total loans			(0.01)			(0.05)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			—			(0.02)

(c)

2008 net interest income declined $30 million and the net interest margin declined 10 basis points due to a tax-related non-cash lease income charge. Excluding this charge, the net interest margin would have been 3.17%.

Table II – Year-to-date Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE) (continued)

	Six Months Ended
	June 30, 2009/June 30, 2008
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume (a)	(Decrease)
Loans	$(444)	$(60)	$(504)
Investment securities available-for-sale	(9)	34	25
Federal funds sold and securites purchased under agreements to repurchase	(1)	—	(1)
Interest-bearing deposits with banks	—	2	2
Other short-term investments	(2)	(3)	(5)
Total earning assets	(456)	(27)	(483)

Interest-bearing deposits	(178)	(26)	(204)
Short term borrowings	(44)	(2)	(46)
Medium- and long-term debt	(126)	23	(103)
Total interest-bearing sources	(348)	(5)	(353)

Net interest income/rate spread (FTE)	$(108)	$(22)	$(130)

(a) Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

The provision for loan losses was $312 million for the second quarter 2009, compared to $170 million for the same period in 2008.  The provision for loan losses for the first six months of 2009 was $515 million, compared to $329 million for the same period in 2008.  The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed under the “Credit Risk” subheading in the section entitled “Risk Management” of this financial review.  The increases of $142 million and $186 million in the provision for loan losses in the three- and six-month periods ended June 30, 2009, respectively, when compared to the same periods in 2008, resulted primarily from challenges in residential real estate development (Midwest, Florida and Other markets), Middle Market lending (Midwest market), Global Corporate Banking (Western market) and Leasing (Midwest market) loan portfolios.  The National economy was hampered by turmoil in the financial markets, declining home values and global recession.  Michigan continued to contract for a sixth consecutive year.  The average Michigan Business Activity Index compiled by the Corporation for January through May 2009 declined 16 percent when compared to the average for the full year 2008.  The Michigan Business Activity index represents nine different measures of Michigan economic activity compiled by the Corporation.  The major factors negatively impacting the Michigan economy were the ongoing structural adjustments in the state’s auto sector, as exemplified by the recent bankruptcies of General Motors and Chrysler, and the spillover of the national recession that had a particularly adverse impact on U.S. car sales.  The California economy lagged behind the national economy, primarily due to continued weakness in the state’s residential real estate sector, evidenced by a 55 percent decline in building permits in the first five months of 2009 when compared to the same period in 2008. The California housing sector does appear to be stabilizing as indicated by increases in home sales over the past year and by rising median house prices in the three-month period ending in May 2009.  However, efforts to resolve California’s budget crisis are likely to cause a significant additional strain on the state’s economy.  A wide variety of economic reports indicate that Texas continued to outperform the nation in 2008 and early 2009.  The Texas economy began contracting following the financial market meltdown in the fall of 2008 but has experienced a much more modest retrenchment in homebuilding than most other states. However, the state’s energy and export sectors have experienced a significant retrenchment as oil and gas drilling declined in reaction to the severe drop in crude oil and natural gas prices in the first six months of 2009, when compared to the same period in 2008.  Forward-looking indicators suggest that recent trends in economic conditions in the Corporation’s primary geographic markets are likely to continue until the national economy begins expanding.

The provision for credit losses on lending-related commitments were negative provisions of $4 million and $5 million for the three- and six-month periods ended June 30, 2009, respectively, compared to provisions of $7 million and $11 million for the comparable periods in 2008.  The Corporation establishes this provision to maintain an adequate allowance to cover probable credit losses inherent in lending-related commitments.  The decreases for the three- and six-month periods ended June 30, 2009, when compared to the same periods in 2008, resulted primarily from the cancellation and drawdown of letters of credit in the Midwest market.

Based on no significant further deterioration of the economic environment, management expects net credit-related charge-offs in the third quarter 2009 to be similar to second quarter 2009 and to improve modestly in the fourth quarter 2009. The provision for credit losses is expected to continue to exceed net charge-offs.

Noninterest Income

Noninterest income was $298 million for the three months ended June 30, 2009, an increase of $56 million, or 24 percent, compared to $242 million for the same period in 2008.  The increase in noninterest income in the second quarter 2009, compared to the second quarter 2008, was primarily due to a $99 million increase in net securities gains and a $6 million second quarter 2009 gain on the sale of the Corporation’s proprietary defined contribution plan recordkeeping business.  These increases were partially offset by a $16 million loss on the termination of leveraged leases, a $10 million decrease in fiduciary income and smaller decreases in several other fee categories. Net securities gains in the second quarter 2009 included $109 million of gains on the sale of mortgage-backed government agency securities and $3 million of gains on the redemption of $64 million par value of auction-rate securities, while net securities gains in the second quarter 2008 included a $14 million gain on the sale of MasterCard shares.

Noninterest income was $521 million for the first six months of 2009, an increase of $42 million, or nine percent, compared to the same period in 2008, due primarily to a $90 million increase in net securities gains, a $24 million first quarter 2009 gain on the termination of certain structured lease transactions and a $6 million second quarter 2009 gain on the sale of the Corporation’s proprietary defined contribution plan recordkeeping business.  These increases were partially offset by a $16 million second quarter 2009 loss on the termination of leveraged leases, a $20 million decrease in fiduciary income and smaller decreases in several other fee categories.  Net securities gains increased primarily due to $117 million of gains on the sale of mortgage-backed government agency securities and $8 million of gains on the redemption of $164 million par value of auction-rate securities in the first six months of 2009, compared to a $21 million gain on the sale of Visa shares and a $14 million gain on the sale of MasterCard shares in the first six months of 2008.

Management expects additional securities gains from the sale of mortgage-backed government agency securities in the second half of 2009.  Mortgage-backed government agency securities are expected to average about 10 percent of average assets.

Noninterest Expenses

Noninterest expenses were $429 million for the three months ended June 30, 2009, an increase of $6 million, or two percent, from $423 million for the comparable period in 2008.  The increase in noninterest expenses in the second quarter 2009, compared to the second quarter 2008, reflected increases in FDIC insurance expense ($43 million), other real estate expense ($9 million) and pension expense ($9 million), partially offset by decreases in salaries expense ($31 million) and the provision for credit losses on lending-related commitments ($11 million) and targeted decreases in discretionary categories. The increase in FDIC insurance expense was primarily due to the second quarter special assessment of $29 million, resulting from an industry-wide FDIC special assessment charge, and an increase in base assessment rates.  As detailed in the table below, total salaries expense decreased $31 million, or 16 percent, in the three months ended June 30, 2009, compared to the same period in 2008, primarily due to decreases in incentives ($20 million) and regular salaries ($9 million).  Contributing to the decline in salaries expense was a decrease of approximately 1,000 full-time equivalent staff, or ten percent, from June 30, 2008 to June 30, 2009.

Noninterest expenses of $826 million were unchanged for the first six months of 2009, compared to the comparable period in 2008.  Noninterest expenses in the first six months of 2009, compared to the first six months of 2008, reflected increases in FDIC insurance expense ($56 million), pension expense ($20 million), other real estate expense ($14 million) and litigation and operational losses ($10 million), offset by decreases in salaries expense ($60 million) and the provision for credit losses on lending-related commitments ($16 million) and targeted decreases in discretionary categories.  The $10 million increase in litigation and operational losses resulted primarily from the first quarter 2008 reversal of a $13 million Visa loss sharing arrangement expense. The remaining increases and decreases for the first six months of 2009, compared to the first six months of 2008, were primarily due to the same reasons cited in the quarterly discussion above.

The following table summarizes the various components of salaries and employee benefits expense.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008

Salaries
Salaries - regular	$142	$151	$289	$302
Severance	(1)	1	4	3
Incentives (including commissions)	15	35	28	67
Deferred compensation plan costs	8	4	3	(1)
Share-based compensation	7	11	18	31
Total salaries	171	202	342	402
Employee benefits
Pension expense	14	5	30	10
Other employee benefits	39	43	78	85
Total employee benefits	53	48	108	95
Total salaries and employee benefits	$224	$250	$450	$497

Management expects a mid- to high-single digit decrease in full-year 2009 noninterest expenses, compared to full-year 2008, due to control of discretionary expenses and workforce.

Provision for Income Taxes

The provision for income taxes for the second quarter 2009 was a benefit of $59 million, compared to a provision of $35 million for the same period a year ago.  For the six months ended June 30, 2009, the provision for income taxes was a benefit of $60 million, compared to a provision of $76 million for the same period a year ago.  The large tax benefit in 2009 reflected the impact of permanent differences, credits and the tax adjustments described below.

In the second quarter 2009, the Corporation elected to change the method of calculating interim period federal income taxes from an estimated annual effective tax rate method to a method which determines taxes based on each discrete quarter’s pre-tax income.  The change in method resulted in an increase of approximately $20 million to the income tax benefit in the second quarter 2009, which represents the necessary adjustment to conform the prior quarter tax provision to the new methodology. The provision for income taxes for the three and six months ended June 30, 2009 also reflected $8 million of net after-tax adjustments including settlements related to federal and state tax audits.  The provision for income taxes for the three and six months ended June 30, 2008 was impacted by an after-tax charge of $13 million to increase reserves for interest on tax liabilities related to certain structured lease transactions. For further information on the change in method of calculating interim period federal income taxes, refer to the “Critical Accounting Policies” section of this financial review.

Business Segments

The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance Division.  Note 14 to the consolidated financial statements presents financial results of these business segments for the six months ended June 30, 2009 and 2008. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 14 to these consolidated financial statements and Note 25 to the consolidated financial statements in the Corporation’s 2008 Annual Report.

The following table presents net income (loss) by business segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2009		2008
Business Bank	$ 62	96%	$ 118	60%
Retail Bank	(26)	(40)	47	23
Wealth & Institutional Management	28	44	34	17
	64	100%	199	100%
Finance	(42)		(8)
Other (a)	5		(26)
Total	$ 27		$ 165

(a) Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division

The Business Bank’s net income of $62 million decreased $56 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.  Net interest income (FTE) was $640 million, an increase of $15 million from the comparable prior year period.  The increase in net interest income (FTE) was primarily due to increased loan spreads and the reduced negative impact of the Financial Services Division (see footnote (b) to Table 1 of this financial review), partially offset by a $3.3 billion decrease in average loans, excluding the Financial Services Division, and a $169 million decrease in average deposits, excluding the Financial Services Division.  The provision for loan losses of $429 million increased $160 million from the comparable period in the prior year, primarily due to increases in reserves for the Middle Market, Commercial Real Estate, Global Corporate Banking and Leasing loan portfolios, partially offset by a reduction in reserves for Western residential real estate developers, mostly in California.  Net credit-related charge-offs of $334 million increased $138 million from the comparable period in the prior year, primarily due to an increase in charge-offs in the Middle Market, Leasing and Commercial Real Estate loan portfolios, partially offset by a decline in charge-offs for Western residential real estate developers, mostly in California.  Noninterest income of $142 million decreased $23 million from the comparable prior year period, primarily due to a $14 million second quarter 2008 gain on the sale of MasterCard shares and decreases in investment banking fees ($7 million), bankcard fees ($5 million) and customer derivative income ($5 million), partially offset by an $8 million 2009 net gain on the termination of leveraged leases and an increase in income from warrants ($7 million).  Noninterest expenses of $313 million decreased $49 million from the same period in the prior year, primarily due to decreases in allocated net corporate overhead expenses ($23 million), incentive compensation ($20 million), the provision for credit losses on lending-related commitments ($11 million), customer services expense ($7 million) and salaries expense ($4 million), partially offset by increases in FDIC insurance expense ($18 million) and other real estate expenses ($10 million).

The Retail Bank’s net income decreased $73 million, to a net loss of $26 million for the six months ended June 30, 2009, compared to net income of $47 million for the six months ended June 30, 2008.  Net interest income (FTE) of $253 million decreased $41 million from the comparable period in the prior year, primarily due to declines in loan and deposit spreads resulting from a significantly lower rate environment and a $113 million decrease in average loans, partially offset by the benefit provided by an increase in average deposit balances of $426 million.  The provision for loan losses increased $19 million from the comparable period in the prior year, due to an increase in reserves for the Small Business and Personal Banking loan portfolios.  Noninterest income of $93 million decreased $36 million from the comparable prior year period, primarily due to a $21 million first quarter 2008 gain on the sale of Visa shares, a decline in net gains from the sale of Small Business and student loans ($7 million) and a decrease in service charges on deposit accounts ($4 million).  Noninterest expenses of $328 million for the six months ended June 30, 2009 increased $24 million from the same period in the prior year, primarily due to the first quarter 2008 reversal of a $13 million Visa loss sharing arrangement expense, and increases in FDIC insurance expense ($22 million) and net occupancy expense ($4 million).  The increase in net occupancy expense resulted primarily from new banking centers.  These increases were partially offset by a $9 million decrease in allocated net corporate overhead expenses.

Wealth & Institutional Management’s net income of $28 million decreased $6 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.  Net interest income (FTE) of $77 million increased $4 million from the comparable period in the prior year, primarily due to a $354 million increase in average loan balances.  The provision for loan losses increased $17 million from the comparable period in the prior year, primarily due to an increase in reserves for the Private Banking loan portfolio.  Noninterest income of $143 million decreased $6 million from the comparable period in the prior year, primarily due to a $19 million decrease in fiduciary income, partially offset by gains of $8 million on the redemption of auction-rate-securities and a $6 million second quarter 2009 gain on the sale of the Corporation’s proprietary defined contribution plan recordkeeping business. Noninterest expenses of $152 million decreased $10 million from the same period in the prior year, primarily due to decreases in incentive compensation ($6 million) and allocated net corporate overhead expenses ($6 million), partially offset by an increase in FDIC insurance expense ($3 million).

The net loss for the Finance Division was $42 million for the six months ended June 30, 2009, compared to a net loss of $8 million for the six months ended June 30, 2008.  The increased loss in the six months ended June 30, 2009, compared to the same period in the prior year, resulted primarily from a decline of $145 million in net interest income (FTE), largely due to the Corporation’s internal funds transfer policy, which provides a longer-term value for deposits, principally noninterest-bearing deposits. In the current low rate environment, the Finance Division provided a greater benefit for deposits to the three major business segments in the first six months of 2009 than was actually realized at the corporate level.  Noninterest expenses increased $7 million, mostly due to an increase in FDIC insurance expense ($6 million).  Partially offsetting these items was an increase of $107 million in noninterest income, primarily due to gains on the sale of mortgage-backed government agency securities.

The Other category’s net income was $5 million for the six months ended June 30, 2009, compared to a net loss of $26 million for the six months ended June 30, 2008.  The increase in net income of $31 million was primarily due to timing differences between when corporate expenses are reflected as a consolidated expense and when the expenses are allocated to the business segments.

Market Segments

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida.  In addition to the four primary geographic markets, Other Markets and International are also reported as market segments.  Note 14 to these consolidated financial statements contains a description and presents financial results of these market segments for the six months ended June 30, 2009 and 2008.

The following table presents net income (loss) by market segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2009		2008
Midwest	$ 31	48%	$ 139	70%
Western	(14)	(22)	(30)	(15)
Texas	19	30	36	18
Florida	(14)	(22)	(5)	(3)
Other Markets	27	43	41	21
International	15	23	18	9
	64	100%	199	100%
Finance & Other Businesses (a)	(37)		(34)
Total	$ 27		$ 165

(a) Includes discontinued operations and items not directly associated with the market segments

The Midwest market’s net income decreased $108 million to $31 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.  Net interest income (FTE) of $394 million increased $17 million from the comparable period in the prior year, primarily due to an increase in loan spreads and the benefit provided by an $883 million increase in average deposit balances, partially offset by a $1.3 billion decline in average loan balances and a decline in deposit spreads resulting from a significantly lower rate environment.  The provision for loan losses increased $158 million, largely due to increases in reserves for the Middle Market, Commercial Real Estate (primarily residential real estate development) and Leasing loan portfolios.  Net credit-related charge-offs of $153 million increased $83 million from the comparable period in the prior year, primarily due to an increase in charge-offs in the Middle Market, Leasing, Commercial Real Estate (largely residential real estate developers) and Small Business loan portfolios.  Noninterest income of $221 million decreased $51 million from the comparable period in the prior year, primarily due to a $17 million first quarter 2008 gain on the sale of Visa shares, a $14 million second quarter 2008 gain on the sale of MasterCard shares, and decreases in fiduciary income ($14 million), bankcard fees ($6 million) and service charges on deposit accounts ($6 million), partially offset by an $8 million 2009 net gain on the termination of leveraged leases.  Noninterest expenses of $379 million decreased $11 million from the same period in the prior year, primarily due to decreases in allocated net corporate overhead expenses ($17 million), incentive compensation ($9 million) and the provision for credit losses on lending-related commitments ($8 million), and smaller decreases in several other expense categories, partially offset by the first quarter 2008 reversal of a $10 million Visa loss sharing arrangement expense and increases in FDIC insurance expense ($21 million) and other real estate expenses ($5 million).

The Western market recorded a net loss of $14 million for the six months ended June 30, 2009, compared to a net loss of $30 million for the six months ended June 30, 2008.  Net interest income (FTE) of $301 million decreased $42 million from the comparable prior year period, primarily due to a decline in deposit spreads resulting from a significantly lower rate environment, a $1.5 billion decline in average loan balances (excluding the Financial Services Division) and a $924 million decline in average deposit balances, excluding the Financial Services Division.  The provision for loan losses decreased $49 million, due to a reduction in reserves for the residential real estate developers, mostly in California, partially offset by an increase in Global Corporate Banking reserves.  Noninterest income of $67 million for the six months ended June 30, 2009 was unchanged from the same period in the prior year, as a $10 million increase in warrant income was offset by smaller decreases in several other income categories.  Noninterest expenses of $217 million decreased $6 million from the same period in the prior year, primarily due to decreases in allocated net corporate overhead expenses ($11 million), customer services expense ($7 million), incentive compensation ($5 million) and smaller decreases in several other expense categories, partially offset by increases in FDIC insurance expense ($13 million), other real estate expenses ($8 million) and net occupancy expense ($3 million).  The increase in net occupancy expense resulted primarily from new banking centers.

The Texas market’s net income decreased $17 million to $19 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.  Net interest income (FTE) of $143 million decreased $4 million from the comparable period in the prior year, primarily due to declines in deposit spreads, partially offset by an increase in loan spreads and the benefit provided by an increase of $315 million in average deposit balances.  The provision for loan losses increased $22 million the first six months of 2009, compared to the first six months of 2008, largely due to increases in reserves for the Commercial Real Estate and Energy loan portfolios.  Noninterest income of $42 million decreased $5 million from the same period in the prior year, primarily due to a $3 million first quarter 2008 gain on the sale of Visa shares.  Noninterest expenses of $119 million decreased $2 million from the comparable period in the prior year, primarily due to a $4 million decrease in incentive compensation and smaller decreases in several other expense categories, partially offset by a $6 million increase in FDIC insurance expense.

The Florida market’s net loss was $14 million for the six months ended June 30, 2009, compared to a net loss of $5 million for the six months ended June 30, 2008.  Net interest income (FTE) of $22 million decreased $1 million from the comparable period in the prior year.  The provision for loan losses increased $16 million, to $35 million for the six months ended June 30, 2009, when compared to the same period in the prior year, primarily due to an increase in reserves in the Commercial Real Estate loan portfolio, partially offset by a reduction in reserves for the Middle Market loan portfolio.  Noninterest income of $6 million decreased $3 million from the same period in the prior year, primarily due to a decrease in customer derivative income.  Noninterest expenses of $18 million decreased $3 million from the same period in the prior year, primarily due to a decline in the provision for credit losses on lending-related commitments.

The Other Markets’ net income decreased $14 million to $27 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.  Net interest income (FTE) of $79 million increased $7 million from the comparable period in the prior year, primarily due to an increase in loan spreads.  The provision for loan losses increased $38 million, primarily due to an increase in reserves for the Commercial Real Estate loan portfolio.  Noninterest income of $26 million decreased $6 million from the comparable period in the prior year, primarily due to a $7 million decrease in investment banking fees and smaller decreases in several other income categories, partially offset by gains of $8 million on the redemption of auction-rate-securities and a gain of $6 million on the second quarter 2009 sale of the Corporation’s proprietary defined contribution plan recordkeeping business.  Noninterest expenses of $45 million decreased $7 million from the comparable period in the prior year, primarily due to a decrease of $15 million in incentive compensation, partially offset by smaller increases in several other expense categories.

The International market’s net income decreased $3 million to $15 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.  Net interest income (FTE) of $31 million increased $1 million from the comparable period in the prior year. The provision for loan losses increased $11 million.  Noninterest income of $16 million was unchanged from the comparable period in the prior year.  Noninterest expenses of $15 million decreased $6 million from the comparable period in the prior year, primarily due to smaller changes in several expense categories.

The net loss for Finance & Other Businesses was $37 million for the six months ended June 30, 2009, compared to a net loss of $34 million for the six months ended June 30, 2008.  The $3 million increase in net loss was due to the same reasons noted in the Finance Division and Other category discussions under the “Business Segments” heading above.

The following table lists the number of the Corporation’s banking centers by market segment at June 30:

	2009	2008
Midwest (Michigan)	232	233
Western:
California	98	85
Arizona	13	9
Total Western	111	94
Texas	87	79
Florida	10	9
International	1	1
Total	441	416

Financial Condition

Total assets were $63.6 billion at June 30, 2009, compared to $67.5 billion at year-end 2008 and $66.0 billion at June 30, 2008.  Investment securities available-for-sale decreased $1.4 billion, from $9.2 billion at December 31, 2008, to $7.8 billion at June 30, 2009, primarily due to sales of mortgage-backed government agency securities in the first six months of 2009.  With interest rates at historically low levels, there was no longer a need to hold a large portfolio of fixed rate securities to mitigate the impact of potential future rate declines on net interest income. Prepayment activity was increasing on mortgage-backed government agency securities and market conditions were favorable for the sale of such securities. Total period-end loans decreased $4.0 billion, or eight percent, to $46.6 billion from December 31, 2008 to June 30, 2009.  On an average basis, total loans decreased $3.7 billion, or seven percent ($3.6 billion, or seven percent, excluding Financial Services Division loans), to $47.6 billion in the second quarter 2009, compared to the fourth quarter 2008. The declines reflected reduced demand in a contracting economic environment. Within average loans (excluding Financial Services Division), nearly all business lines showed declines, including National Dealer Services (20 percent), Commercial Real Estate (nine percent), Middle Market (eight percent), Global Corporate Banking (seven percent) and Small Business (five percent), from the fourth quarter 2008 to the second quarter 2009.  Excluding Financial Services Division loans, average loans declined in all geographic markets from the fourth quarter 2008 to the second quarter 2009, including Western (eight percent), Midwest (eight percent), International (eight percent), Florida (six percent) and Texas (five percent).

Management continues to focus on developing new and expanding existing customer relationships.  Management expects subdued loan demand in light of a domestic economy that is expected to continue contracting in the near term.

Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $14.6 billion at June 30, 2009, of which $5.2 billion, or 36 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to residential real estate developers.  The $9.4 billion of commercial real estate loans in other business lines consist primarily of owner-occupied commercial mortgages.  The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property:

(dollar amounts in millions)	Location of Property
June 30, 2009					Other		% of
Project Type:	Western	Michigan	Texas	Florida	Markets	Total	Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$430	$54	$66	$141	$65	$756	21%
Land development	179	59	109	23	18	388	11
Total residential	609	113	175	164	83	1,144	32
Other construction:
Retail	222	133	360	51	40	806	23
Multi-family	167	9	203	155	156	690	20
Multi-use	205	34	70	57	29	395	11
Office	120	22	115	15	32	304	9
Commercial	2	25	34	5	25	91	3
Land development	19	6	17	—	3	45	1
Other	9	—	7	—	9	25	1
Total	$1,353	$342	$981	$447	$377	$3,500	100%

Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Single family	$20	$3	$7	$6	$16	$52	3%
Land carry	97	65	42	54	23	281	16
Total residential	117	68	49	60	39	333	19
Other commercial mortgage:
Multi-family	121	69	99	97	34	420	23
Land carry	181	70	9	13	12	285	17
Retail	107	57	2	11	61	238	14
Office	120	52	21	18	6	217	13
Commercial	100	31	6	—	12	149	9
Multi-use	7	11	8	—	40	66	4
Other	—	1	1	—	18	20	1
Total	$753	$359	$195	$199	$222	$1,728	100%

Total liabilities decreased $3.9 billion, or six percent, to $56.5 billion at June 30, 2009, from $60.4 billion at December 31, 2008.  Total deposits decreased $964 million, or two percent, to $41.0 billion at June 30, 2009, from $42.0 billion at December 31, 2008.  Core deposits, which exclude other time deposits and foreign office time deposits, increased $1.6 billion, or five percent, from December 31, 2008 to June 30, 2009.  Other time deposits, which consist of brokered and institutional deposits, decreased $2.7 billion from December 31, 2008 to June 30, 2009.  Deposits in the Financial Services Division, which include title and escrow deposits and fluctuate with the level of home mortgage financing and refinancing activity, increased $159 million, to $2.2 billion at June 30, 2009, from December 31, 2008.  Average Financial Services Division noninterest-bearing deposits increased $93 million to $1.4 billion in the second quarter 2009, from $1.3 billion in the fourth quarter 2008. Average Financial Services Division interest-bearing deposits decreased $381 million, to $0.5 billion, during the same period.  Medium- and long-term debt decreased $1.5 billion to $13.6 billion at June 30, 2009, from $15.1 billion at December 31, 2008, as a result of the maturity of $1.3 billion of medium-term notes in the six months ended June 30, 2009.

Capital

Total shareholders’ equity was $7.1 billion at June 30, 2009, compared to $7.2 billion at December 31, 2008. The following table presents a summary of changes in total shareholders’ equity in the six months ended June 30, 2009.

(in millions)
Balance at January 1, 2009		$7,152
Retention of earnings (net income less cash dividends declared)		(45)
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$(43)
Cash flow hedges	(7)
Defined benefit and other postretirement plans adjustment	17
Total change in accumulated other comprehensive income (loss)		(33)
Repurchase of common stock under employee stock plans		(1)
Issuance of common stock under employee stock plans		(3)
Share-based compensation		18
Other		5
Balance at June 30, 2009		$7,093

As shown in the table above, cash dividends declared exceeded net income for the first six months of 2009.  Included in first six months of 2009 cash dividends declared was $57 million declared on the preferred stock issued to the U.S. Treasury, covering the six-month period from November 14, 2008 through May 14, 2009.

In November 2007, the Board of Directors of the Corporation authorized the purchase up to 10 million shares of Comerica Incorporated outstanding common stock, in addition to the remaining unfilled portion of the November 2006 authorization.  There is no expiration date for the Corporation’s share repurchase program.  No shares were purchased as part of the Corporation’s publicly announced repurchase program in the first six months of 2009.

The following table summarizes the Corporation’s share repurchase activity for the six months ended June 30, 2009.

	Total Number of Shares
	Purchased as Part of Publicly	Remaining Share	Total Number
	Announced Repurchase Plans	Repurchase	of Shares	Average Price
(shares in thousands)	or Programs	Authorization (a)	Purchased (b)	Paid Per Share
Total first quarter 2009	—	12,576	65	$ 15.11
April 2009	—	12,576	32	20.55
May 2009	—	12,576	—	—
June 2009	—	12,576	—	—
Total second quarter 2009	—	12,576	32	20.56
Total year-to-date 2009	—	12,576	97	$ 16.92

(a)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs.
(b)

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

	June 30, 2009		December 31, 2008
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (a) (b)	$ 5,139	7.65%	$ 5,181	7.08%
Tier 1 risk-based (4.00% - minimum) (b)	7,774	11.57	7,805	10.66
Total risk-based (8.00% - minimum) (b)	10,723	15.96	10,774	14.72
Leverage (3.00% - minimum) (b)	7,774	12.12	7,805	11.77
Tangible common equity (a)	4,793	7.55	4,861	7.21

(a) See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
(b) June 30, 2009 capital and ratios are estimated.

At June 30, 2009, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (Tier 1 risk-based capital, total risk-based capital and leverage ratios greater than six percent, 10 percent and five percent, respectively).

Risk Management

The following updated information should be read in conjunction with the “Risk Management” section on pages 41-60 of the Corporation’s 2008 Annual Report.

Credit Risk

Allowance for Credit Losses and Nonperforming Assets

The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance for loan losses provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management.  The Corporation performs a detailed credit quality review quarterly on both large business and certain large consumer and residential mortgage loans that have deteriorated below certain levels of credit risk and may allocate a specific portion of the allowance to such loans based upon this review. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying estimated loss ratios, based on numerous factors identified below, to the loans within each risk rating.  In addition, a portion of the allowance is allocated to these remaining loans based on industry specific risks inherent in certain portfolios that have experienced above average losses, including portfolio exposures to Small Business loans, high technology companies, the retail trade (gasoline delivery) industry and automotive parts and tooling supply companies.  The portion of the allowance allocated to all other consumer and residential mortgage loans is determined by applying estimated loss ratios to various segments of the loan portfolio. Estimated loss ratios for all portfolios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis, including information on migration and loss given default studies from each of the three largest domestic geographic markets (Midwest, Western and Texas), as well as mapping to bond tables.  The allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, provides for probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees.  Lending-related commitments for which it is probable that the commitment will be drawn (or sold) are reserved with the same estimated loss rates as loans, or with specific reserves.  In general, the probability of draw for letters of credit is considered certain once the credit is assigned a risk rating that is generally consistent with regulatory defined substandard or doubtful.  Other letters of credit and all unfunded commitments have a lower probability of draw, to which standard loan loss rates are applied.

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

The total allowance for loan losses is available to absorb losses from any segment within the portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance. Inclusion of other industry specific portfolio exposures in the allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in the need for additional provision for loan losses in order to maintain an allowance that complies with credit risk and accounting policies.  At June 30, 2009, the total allowance for loan losses was $880 million, an increase of $110 million from $770 million at December 31, 2008.  The increase resulted primarily from increases in individual and industry reserves for loan portfolios in Middle Market (primarily in the Midwest and Western markets) and Global Corporate Banking (primarily in the Midwest and Western markets). The $110 million increase in the allowance for loan losses in the first six months of 2009 was directionally consistent with the $213 million increase in nonperforming loans from December 31, 2008 to June 30, 2009.  As noted above, all large nonperforming loans are individually reviewed each quarter for potential charge-offs and reserves.  Charge-offs are taken as amounts are determined to be uncollectible.  A measure of the level of charge-offs already taken on nonperforming loans is the current book balance as a percentage of the contractual amount owed.  At June 30, 2009, nonperforming loans were written down to 61 percent of the contractual amount, compared to 66 percent at December 31, 2008.  This level of write-down was consistent with losses incurred on loans in recent years.  The allowance as a percentage of total nonperforming loans, a ratio which results from the actions noted above, was 78 percent at June 30, 2009, compared to 84 percent at December 31, 2008.  The allowance for loan losses as a percentage of total period-end loans was 1.89 percent at June 30, 2009, compared to 1.52 percent at December 31, 2008.

The allowance for credit losses on lending-related commitments was $33 million at June 30, 2009, a decrease of $5 million from $38 million at December 31, 2008. The decrease resulted primarily from the cancellation and drawdown of letters of credit in the Midwest market.

Nonperforming assets at June 30, 2009 were $1.2 billion, compared to $983 million at December 31, 2008, an increase of $247 million, or 25 percent, and are summarized in the following table.

	June 30,	December 31,
(in millions)	2009	2008
Nonaccrual loans:
Commercial	$ 327	$ 205
Real estate construction:
Commercial Real Estate business line	472	429
Other business lines	4	5
Total real estate construction	476	434
Commercial mortgage:
Commercial Real Estate business line	134	132
Other business lines	175	130
Total commercial mortgage	309	262
Residential mortgage	7	7
Consumer	7	6
Lease financing	—	1
International	4	2
Total nonaccrual loans	1,130	917
Reduced-rate loans	—	—
Total nonperforming loans	1,130	917
Foreclosed property	100	66
Total nonperforming assets	$ 1,230	$ 983

Loans past due 90 days or more and still accruing	$ 210	$ 125

Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process that is expected to result in repayment or restoration to current status.  At June 30, 2009, a significant majority of the $210 million loans past due 90 days or more and still accruing were secured by real estate.  Loans past due 30-89 days decreased $41 million to $371 million at June 30, 2009, compared to $412 million at December 31, 2008.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2009	March 31, 2009	December 31, 2008
Nonaccrual loans at beginning of period	$ 982	$ 917	$ 863
Loans transferred to nonaccrual (a)	419	241	258
Nonaccrual business loan gross charge-offs (b)	(242)	(153)	(132)
Loans transferred to accrual status (a)	—	(4)	(11)
Nonaccrual business loans sold (c)	(10)	(3)	(14)
Payments/Other (d)	(19)	(16)	(47)
Nonaccrual loans at end of period	$ 1,130	$ 982	$ 917

(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$ 242	$ 153	$ 132
Performing watch list loans (as defined below)	1	—	—
Consumer and residential mortgage loans	14	8	12
Total gross loan charge-offs	$ 257	$ 161	$ 144
(c) Analysis of loans sold:
Nonaccrual business loans	$ 10	$ 3	$ 14
Performing watch list loans (as defined below)	6	—	—
Total loans sold	$ 16	$ 3	$ 14

(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on non- accrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property. Excludes business loan gross charge-offs and business nonaccrual loans sold.

The following table presents the number of nonaccrual loan relationships with book balances greater than $2 million and balance by size of relationship at June 30, 2009.

(dollar amounts in millions)	Number of
Nonaccrual Relationship Size	Relationships	Balance

$2 million - $5 million	63	$ 209
$5 million - $10 million	43	296
$10 million - $25 million	24	336
Greater than $25 million	3	101
Total loan relationships greater than $2 million at June 30, 2009	133	$ 941

Loan relationships with balances greater than $2 million transferred to nonaccrual status totaled $419 million in the second quarter 2009, an increase of $178 million from $241 million in the first quarter 2009.  Of the transfers to nonaccrual in the second quarter 2009, $204 million were from the Commercial Real Estate business line (including $72 million, $56 million and $42 million from the Western, Other and Midwest markets, respectively), $79 million were from the Middle Market business line (including $46 million and $19 million from the Midwest and Western markets, respectively) and $78 million were from the Global Corporate Banking business line. There were 15 loan relationships greater than $10 million transferred to nonaccrual in the second quarter 2009, totaling $257 million, of which $137 million and $60 million were to companies in the Commercial Real Estate and Global Corporate Banking business lines, respectively.

The following table presents a summary of total internally classified watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans).  Total watch list loans increased both in dollars and as a percentage of the total loan portfolio from December 31, 2008 to June 30, 2009.

(dollar amounts in millions)	June 30, 2009	March 31, 2009	December 31, 2008
Total watch list loans	$ 7,386	$ 6,676	$ 5,732
As a percentage of total loans	15.9%	13.7%	11.3%

The following table presents a summary of nonaccrual loans at June 30, 2009 and loan relationships transferred to nonaccrual and net loan charge-offs during the three months ended June 30, 2009, based primarily on the Standard Industrial Classification (SIC) industry categories.

			Three Months Ended
(dollar amounts in millions)	June 30, 2009		June 30, 2009
Industry Category	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs
Real Estate	$ 601	53%	$ 189	45%	$ 104	42%
Manufacturing	130	12	52	12	26	10
Services	127	11	48	12	17	7
Retail Trade	48	4	—	—	16	6
Contractors	39	4	18	4	8	3
Holding & Other Investment	34	3	22	5	10	4
Automotive	33	3	47	11	27	11
Wholesale Trade	30	3	7	2	17	7
Natural Resources	24	2	24	6	1	1
Finance	12	1	5	1	—	—
Transportation	12	1	—	—	4	2
Technology-related	11	1	2	1	8	3
Hotels	11	1	5	1	2	1
Churches	5	—	—	—	—	—
Other (b)	13	1	—	—	8	3
Total	$ 1,130	100%	$ 419	100%	$ 248	100%

(a) Based on an analysis of nonaccrual loan relationships with book balances greater than $2 million.

(b) Consumer, excluding certain personal purpose, nonaccrual loans and net charge-offs are included in the "Other" category.

Net credit-related charge-offs for the second quarter 2009 were $248 million, or 2.08 percent of average total loans, compared to $157 million, or 1.26 percent of average total loans for the first quarter 2009 and $133 million, or 1.04 percent, for the fourth quarter 2008.

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

The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, using simulation modeling analysis as its principal risk management evaluation technique. The results of these analyses provide the information needed to assess the balance sheet structure. Changes in economic activity, different from those management included in its simulation analyses, whether domestically or internationally, could translate into a materially different interest rate environment than currently expected. Management evaluates a base case net interest income under an unchanged interest rate environment and what is believed to be the most likely balance sheet structure.  This base case net interest income is then evaluated against non-parallel interest rate scenarios that gradually increase and decrease rates approximately 200 basis points in a linear fashion from the base case over twelve months (but no lower than zero percent).  Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of a 25 basis point drop, while the rising interest rate scenario reflects a gradual 200 basis point rise. In addition, adjustments to asset prepayment levels, yield curves, and overall balance sheet mix and growth assumptions are made to be consistent with each interest rate scenario. These assumptions are inherently uncertain and, as a result, the model may not precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Derivative instruments entered into for risk management purposes are included in these analyses.

The table below as of June 30, 2009 and December 31, 2008 displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	June 30, 2009		December 31, 2008
(in millions)	Amount	%	Amount	%

Change in Interest Rates:
+200 basis points	$ 85	6%	$ 85	5%
-25 basis points (to zero percent)	(12)	(1)	(19)	(1)

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

The table below as of June 30, 2009 and December 31, 2008 displays the estimated impact on the economic value of equity from the 200 basis point immediate parallel increase or decrease in interest rates (but no lower than zero percent).  Similar to the simulation analysis above, due to the current low level of interest rates, the economic value of equity analysis below reflects an interest rate scenario of an immediate 25 basis point drop, while the rising interest rate scenario reflects an immediate 200 basis point rise.

	June 30, 2009		December 31, 2008
(in millions)	Amount	%	Amount	%

Change in Interest Rates:
+200 basis points	$ 481	4%	$ 585	5%
-25 basis points (to zero percent)	(160)	(1)	(134)	(1)

Wholesale Funding

The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. At June 30, 2009, the Corporation held excess liquidity, represented by $3.5 billion deposited with the Federal Reserve Bank. The Corporation may access the purchased funds market when necessary, which includes certificates of deposit issued to institutional investors in denominations in excess of $100,000 and to retail customers in denominations of less than $100,000 through brokers (“other time deposits” on the consolidated balance sheets), foreign office time deposits and short-term borrowings.  Purchased funds totaled $5.7 billion at June 30, 2009, compared to $9.5 billion at December 31, 2008.  Capacity for incremental purchased funds at June 30, 2009, consisted mostly of federal funds purchased, brokered certificates of deposits, securities sold under agreements to repurchase and borrowings under the Federal Reserve Term Auction Facility. In addition, the Corporation is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB.  As of June 30, 2009, the Corporation had $8.0 billion of outstanding borrowings from the FHLB with remaining maturities ranging from less than 3 months to 5 years, and substantial collateral to support additional borrowings.  Liquid assets consist of cash and due from banks, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, other short-term investments and investment securities available-for-sale, which totaled $13.0 billion at June 30, 2009, compared to $12.8 billion at December 31, 2008. Additionally, if market conditions were to permit, the Corporation could issue up to $12.3 billion of debt at June 30, 2009 under an existing $15 billion medium-term senior note program which allows the Corporation or the principal banking subsidiary to issue debt with maturities between one and 30 years.

The Corporation participates in the voluntary Temporary Liquidity Guarantee Program (the TLG Program) announced by the Federal Deposit Insurance Corporation (FDIC) in October 2008 and amended in March 2009. Under the TLG Program, all senior unsecured debt issued between October 14, 2008 and October 31, 2009 with a maturity of more than 30 days is guaranteed by the FDIC. Debt guaranteed by the FDIC is backed by the full faith and credit of the United States.  The FDIC guarantee expires on the earlier of the maturity date of the debt or December 31, 2012 (June 30, 2012 for debt issued prior to April 1, 2009). At June 30, 2009, there was approximately $7 million of senior unsecured debt outstanding in the form of bank-to-bank deposits issued under the TLG Program; however, neither the Corporation nor any of its subsidiaries participating in the TLG Program had issued any FDIC-guaranteed debt pursuant to a FDIC-guaranteed debt offering.  At June 30, 2009, there was approximately $5.2 billion available to be issued under the TLG Program.

Other Market Risks

At June 30, 2009, the Corporation had a $60 million portfolio of investments in private equity and venture capital investments, with commitments of $31 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable, and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value.  Approximately $14 million of the underlying equity and debt (primarily equity) in these funds are to companies in the automotive industry.  The automotive-related positions do not represent a majority of any one fund’s investments; therefore, the exposure related to these positions is mitigated by the performance of other investment interests within the fund’s portfolio of companies.

The Corporation holds a portfolio of approximately 760 warrants for generally non-marketable equity securities.  These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process.  As discussed in Note 1 to the consolidated financial statements in the Corporation’s 2008 Annual Report, warrants that have a net exercise provision or non-contingent put right embedded in the warrant agreement are classified as derivatives which must be recorded at fair value (approximately 350 warrants at June 30, 2009).  The value of all warrants that are carried at fair value ($8 million at June 30, 2009) is at risk to changes in equity markets, general economic conditions and other factors.  The majority of new warrants obtained as part of the loan origination process no longer contain an embedded net exercise provision.

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

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation’s 2008 Annual Report, as updated in Note 1 to the unaudited consolidated financial statements in this report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for allowance for credit losses, valuation methodologies, pension plan accounting and income taxes. These policies are reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages 61-67 of the Corporation’s 2008 Annual Report.  As of the date of this report, there have been no significant changes to the Corporation’s critical accounting policies, except as discussed below.

Current accounting standards, specifically Accounting Practice Bulletin 28, “Interim Financial Reporting” (APB 28) require entities to provide for income taxes each quarter based on an estimate of the effective tax rate for the full year. In 2008 and the first quarter of 2009, the Corporation applied an estimated annual effective tax rate to the interim period pre-tax income to derive the income tax provision or benefit for each quarter. FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods an Interpretation on APB 28” (FIN 18), allows an alternative method to calculate the effective tax rate when an entity is unable to make a reliable estimate of pre-tax income for the fiscal year.  Under the alternative method, interim period federal income taxes are based on each discrete quarter’s pre-tax income. In light of the recent volatility and uncertainty in the current economic market, the Corporation applied the alternative method allowed by FIN 18 to compute the income tax benefit beginning in the second quarter of 2009.

Certain refinements to estimates and assumptions related to the fair value of auction-rate securities were made as a result of the Corporation’s first quarter 2009 adoption of FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” as discussed in Notes 1 and 13 to the consolidated financial statements.

Supplemental Financial Data

The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP.

(dollar amounts in millions)	June 30, 2009	December 31, 2008
Tier 1 capital (a) (b)	$7,774	$7,805
Less:
Fixed rate cumulative perpetual preferred stock	2,140	2,129
Trust preferred securities	495	495
Tier 1 common capital (b)	5,139	5,181
Risk-weighted assets (a) (b)	67,202	73,207
Tier 1 common capital ratio (b)	7.65%	7.08%
Total shareholders' equity	$7,093	$7,152
Less:
Fixed rate cumulative perpetual preferred stock	2,140	2,129
Goodwill	150	150
Other intangible assets	10	12
Tangible common equity	$4,793	$4,861
Total assets	$63,630	$67,548
Less:
Goodwill	150	150
Other intangible assets	10	12
Tangible assets	$63,470	$67,386
Tangible common equity ratio	7.55%	7.21%

(a) Tier 1 capital and risk-weighted assets as defined by regulation.
(b) June 30, 2009 Tier 1 capital and risk-weighted assets are estimated.

The Tier 1 common capital ratio removes preferred stock and qualifying trust preferred securities from Tier 1 capital as defined by and calculated in conformity with bank regulations.  The tangible common equity ratio removes preferred stock and the effect of intangible assets from capital and the effect of intangible assets from total assets.  The Corporation believes these measurements are meaningful measures of capital adequacy used by investors, regulators, management and others to evaluate the adequacy of common equity and to compare against other companies in the industry.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Corporation’s Annual Meeting of Shareholders was held on May 19, 2009. At the meeting, shareholders of the Corporation voted to:

1.     Elect four Class I Directors for three-year terms expiring in 2012 or upon the election and qualification of their successors;

2.     Ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2009;

3.     Approve a non-binding, advisory proposal approving executive compensation; and

4.     Approve a shareholder proposal requesting that the board of directors take steps to eliminate classification with respect to director elections.

1. The nominees for election as Class I Directors of the Corporation and the results were as follows:

	For	Against/Withheld	Abstained	Broker Non-Votes
Lillian Bauder	126,210,331	4,592,797	451,825	—
Richard G. Lindner	122,991,211	7,812,991	450,751	—
Robert S. Taubman	73,541,871	57,160,320	552,762	—
Reginald M. Turner, Jr.	125,591,686	5,172,397	490,870	—

The names of other Directors of the Corporation whose terms of office continued after the Annual Meeting of Shareholders were as follows:

Incumbent Class II Directors		Incumbent Class III Directors
Ralph W. Babb, Jr.	Kenneth L. Way	Joseph J. Buttigieg, III	Alfred A. Piergallini
James F. Cordes		Roger A. Cregg	Nina G. Vaca
Jacqueline P. Kane		T. Kevin DeNicola

2. Ratification of the appointment of the independent auditors for the fiscal year ending December 31, 2009. The results were as follows:

	For	Against/Withheld	Abstained	Broker Non-Votes
Ernst & Young LLP	129,121,512	1,815,892	317,549	—

3.  The results of the approval of the non-binding, advisory proposal approving executive compensation were as follows:

	For	Against/Withheld	Abstained	Broker Non-Votes
Non-binding, Advisory Proposal	90,011,944	40,076,188	1,166,821	—

4.  The results of the shareholder proposal requesting that the board of directors take steps to eliminate classification with respect to director elections were as follows:

	For	Against/Withheld	Abstained	Broker Non-Votes
Shareholder Proposal	82,695,420	24,126,893	2,013,722	22,418,918

ITEM 6.  Exhibits

(10.1)      Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 3)

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

COMERICA INCORPORATED
(Registrant)

.	/s/ Marvin J. Elenbaas
Marvin J. Elenbaas
Senior Vice President and
Controller
(Chief Accounting Officer and
Duly Authorized Officer of the
Registrant)

Date: July 31, 2009

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 3)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes—Oxley Act of 2002)