Form 10-Q
period 2009-09-30
COMERICA INC /NEW/
filed 2009-10-30
CIK 28412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

$5 par value common stock:

Outstanding as of October 27, 2009: 151,124,801 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Comerica Incorporated and Subsidiaries

	September 30,	December 31,	September 30,
(in millions, except share data)	2009	2008	2008
	(unaudited)		(unaudited)

ASSETS
Cash and due from banks	$799	$913	$1,404

Federal funds sold and securities purchased under agreements to resell	—	202	3
Interest-bearing deposits with banks	2,219	2,308	25
Other short-term investments	142	158	222

Investment securities available-for-sale	8,882	9,201	8,158

Commercial loans	22,546	27,999	28,604
Real estate construction loans	3,870	4,477	4,565
Commercial mortgage loans	10,380	10,489	10,588
Residential mortgage loans	1,679	1,852	1,863
Consumer loans	2,544	2,592	2,644
Lease financing	1,197	1,343	1,360
International loans	1,355	1,753	1,931
Total loans	43,571	50,505	51,555
Less allowance for loan losses	(953)	(770)	(712)
Net loans	42,618	49,735	50,843

Premises and equipment	657	683	668
Customers’ liability on acceptances outstanding	12	14	21
Accrued income and other assets	4,261	4,334	3,809
Total assets	$59,590	$67,548	$65,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$13,888	$11,701	$12,094

Money market and NOW deposits	13,556	12,437	13,553
Savings deposits	1,331	1,247	1,279
Customer certificates of deposit	7,466	8,807	8,147
Other time deposits	2,801	7,293	3,670
Foreign office time deposits	572	470	802
Total interest-bearing deposits	25,726	30,254	27,451
Total deposits	39,614	41,955	39,545

Short-term borrowings	425	1,749	3,625
Acceptances outstanding	12	14	21
Accrued expenses and other liabilities	1,252	1,625	1,486
Medium- and long-term debt	11,252	15,053	15,376
Total liabilities	52,555	60,396	60,053

Fixed rate cumulative perpetual preferred stock, series F, no par value, $1,000 liquidation value per share:
Authorized - 2,250,000 shares
Issued - 2,250,000 shares at 9/30/09 and 12/31/08	2,145	2,129	—
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 178,735,252 shares at 9/30/09, 12/31/08 and 9/30/08	894	894	894
Capital surplus	738	722	586
Accumulated other comprehensive loss	(361)	(309)	(129)
Retained earnings	5,205	5,345	5,379
Less cost of common stock in treasury - 27,620,576 shares at 9/30/09, 28,244,967 shares at 12/31/2008 and 28,249,360 shares at 9/30/08	(1,586)	(1,629)	(1,630)
Total shareholders’ equity	7,035	7,152	5,100
Total liabilities and shareholders’ equity	$59,590	$67,548	$65,153

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Comerica Incorporated and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2009	2008	2009	2008

INTEREST INCOME
Interest and fees on loans	$444	$634	$1,343	$2,037
Interest on investment securities	64	99	276	288
Interest on short-term investments	3	2	7	10
Total interest income	511	735	1,626	2,335

INTEREST EXPENSE
Interest on deposits	89	141	320	576
Interest on short-term borrowings	—	30	2	78
Interest on medium- and long-term debt	37	98	133	297
Total interest expense	126	269	455	951
Net interest income	385	466	1,171	1,384
Provision for loan losses	311	165	826	494
Net interest income after provision for loan losses	74	301	345	890

NONINTEREST INCOME
Service charges on deposit accounts	60	57	173	174
Fiduciary income	39	49	122	152
Commercial lending fees	21	17	58	53
Letter of credit fees	18	19	50	52
Card fees	13	15	37	45
Brokerage fees	7	10	24	30
Foreign exchange income	10	11	30	33
Bank-owned life insurance	8	11	26	29
Net securities gains	107	27	233	63
Other noninterest income	32	24	83	88
Total noninterest income	315	240	836	719

NONINTEREST EXPENSES
Salaries	171	192	513	594
Employee benefits	51	46	159	141
Total salaries and employee benefits	222	238	672	735
Net occupancy expense	40	40	119	114
Equipment expense	15	15	46	46
Outside processing fee expense	24	26	74	77
Software expense	21	18	61	57
FDIC insurance expense	15	5	75	9
Customer services	1	2	2	11
Litigation and operational losses	3	105	8	100
Provision for credit losses on lending-related commitments	2	9	(3)	20
Other noninterest expenses	56	56	171	171
Total noninterest expenses	399	514	1,225	1,340
Income (loss) from continuing operations before income taxes	(10)	27	(44)	269
Provision (benefit) for income taxes	(29)	—	(89)	76
Income from continuing operations	19	27	45	193
Income from discontinued operations, net of tax	—	1	1	—
NET INCOME	19	28	46	193
Preferred stock dividends	34	—	101	—
Net income (loss) applicable to common stock	$(15)	$28	$(55)	$193

Basic earnings per common share:
Income (loss) from continuing operations	$(0.10)	$0.18	$(0.37)	$1.28
Net income (loss)	(0.10)	0.19	(0.36)	1.28

Diluted earnings per common share:
Income (loss) from continuing operations	(0.10)	0.18	(0.37)	1.28
Net income (loss)	(0.10)	0.19	(0.36)	1.28

Cash dividends declared on common stock	7	99	22	298
Cash dividends declared per common share	0.05	0.66	0.15	1.98

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Comerica Incorporated and Subsidiaries

					Accumulated
	Nonredeemable	Common Stock			Other			Total
	Preferred	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except per share data)	Stock	Outstanding	Amount	Surplus	Loss	Earnings	Stock	Equity

BALANCE AT JANUARY 1, 2008	$—	150.0	$894	$564	$(177)	$5,497	$(1,661)	$5,117
Net income	—	—	—	—	—	193	—	193
Other comprehensive income, net of tax	—	—	—	—	48	—	—	48
Total comprehensive income								241
Cash dividends declared on common stock ($1.98 per share)	—	—	—	—	—	(298)	—	(298)
Purchase of common stock	—	—	—	—	—	—	(1)	(1)
Net issuance of common stock under employee stock plans	—	0.5	—	(19)	—	(13)	32	—
Share-based compensation	—	—	—	41	—	—	—	41
BALANCE AT SEPTEMBER 30, 2008	$—	150.5	$894	$586	$(129)	$5,379	$(1,630)	$5,100

BALANCE AT JANUARY 1, 2009	$2,129	150.5	$894	$722	$(309)	$5,345	$(1,629)	$7,152
Net income	—	—	—	—	—	46	—	46
Other comprehensive loss, net of tax	—	—	—	—	(52)	—	—	(52)
Total comprehensive loss								(6)
Cash dividends declared on preferred stock	—	—	—	—	—	(114)	—	(114)
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	—	(22)	—	(22)
Purchase of common stock	—	(0.1)	—	—	—	—	(1)	(1)
Accretion of discount on preferred stock	16	—	—	—	—	(16)	—	—
Net issuance of common stock under employee stock plans	—	0.7	—	(13)	—	(34)	43	(4)
Share-based compensation	—	—	—	25	—	—	—	25
Other	—	—	—	4	—	—	1	5
BALANCE AT SEPTEMBER 30, 2009	$2,145	151.1	$894	$738	$(361)	$5,205	$(1,586)	$7,035

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Comerica Incorporated and Subsidiaries

	Nine Months Ended
	September 30
(in millions)	2009	2008

OPERATING ACTIVITIES
Net income	$46	$193
Income from discontinued operations, net of tax	1	—
Income from continuing operations, net of tax	45	193
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	826	494
Provision for credit losses on lending-related commitments	(3)	20
Provision (benefit) for deferred income taxes	(126)	(72)
Depreciation and software amortization	91	85
Auction-rate securities charge	—	96
Lease income charge	—	38
Net gain on early termination of leveraged leases	(8)	—
Share-based compensation expense	25	41
Net amortization of securities	(5)	(9)
Net securities gains	(233)	(63)
Net gain on sale of business	(5)	—
Gain on repurchase of medium- and long-term debt	(7)	—
Contribution to qualified pension plan	(100)	—
Net decrease (increase) in trading securities	12	(30)
Net decrease in loans held-for-sale	4	59
Net decrease in accrued income receivable	60	58
Net decrease in accrued expenses	(217)	(52)
Other, net	(244)	(61)
Discontinued operations, net	1	—
Net cash provided by operating activities	116	797

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	5,704	68
Proceeds from maturities of investment securities available-for-sale	1,896	1,345
Purchases of investment securities available-for-sale	(7,010)	(3,130)
Sales (purchases) of Federal Home Loan Bank stock	82	(333)
Net decrease (increase) in loans	6,164	(1,108)
Proceeds from early termination of leveraged leases	107	—
Net increase in fixed assets	(54)	(126)
Net decrease in customers’ liability on acceptances outstanding	2	27
Proceeds from sale of business	7	—
Discontinued operations, net	—	—
Net cash provided by (used in) investing activities	6,898	(3,257)

FINANCING ACTIVITIES
Net decrease in deposits	(2,195)	(4,668)
Net (decrease) increase in short-term borrowings	(1,324)	818
Net decrease in acceptances outstanding	(2)	(27)
Proceeds from issuance of medium- and long-term debt	—	7,500
Repayments of medium- and long-term debt	(3,675)	(950)
Repurchase of medium- and long-term debt	(72)	—
Proceeds from issuance of common stock under employee stock plans	—	1
Purchase of common stock for treasury	(1)	(1)
Dividends paid on common stock	(65)	(295)
Dividends paid on preferred stock	(85)	—
Discontinued operations, net	—	—
Net cash (used in) provided by financing activities	(7,419)	2,378
Net decrease in cash and cash equivalents	(405)	(82)
Cash and cash equivalents at beginning of period	3,423	1,514
Cash and cash equivalents at end of period	$3,018	$1,432
Interest paid	$470	$1,000
Income taxes and income tax deposits paid	$232	$155
Noncash investing and financing activities:
Loans transferred to other real estate	$82	$12
Loans transferred from held-for-sale to portfolio	—	84

See notes to consolidated financial statements.

Note 1 - Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  Management evaluated subsequent events through October 30, 2009, the date the consolidated financial statements were issued.  Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2008.

Accounting Standards Codification

In the third quarter 2009, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (SFAS 168).  SFAS 168 establishes the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification, or ASC) as the single source of authoritative, nongovernmental GAAP recognized by the FASB.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants.  The Codification is not intended to change GAAP.  Effective with the adoption of SFAS 168, all existing non-SEC accounting and reporting standards, except for grandfathered guidance and certain recently-issued standards not yet integrated into the Codification, were superseded and are considered nonauthoritative.  References to GAAP in these Notes to Consolidated Financial Statements are provided under the Codification structure where applicable.  Recently-issued standards not yet integrated into the Codification and still considered authoritative are referred to using the issued terminology.

Fair Value

In the first quarter 2009, the Corporation elected to early adopt new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures, related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  This new guidance requires an assessment of whether certain factors exist to indicate that the market for an instrument is not active at the measurement date. If, after evaluating those factors, the evidence indicates the market is not active, the Corporation must determine whether recent quoted transaction prices are associated with distressed transactions. If the Corporation concludes that the quoted prices are associated with distressed transactions, an adjustment to the quoted prices may be necessary or the Corporation may conclude that a change in valuation technique or the use of multiple techniques may be appropriate to estimate an instrument’s fair value.  For further information about fair value measurements, refer to Notes 3 and 13.

Also in the first quarter 2009, the Corporation elected to early adopt new guidance impacting ASC Topic 825, Financial Instruments, related to interim disclosures about fair value of financial instruments.  This new guidance requires that disclosures on the estimated fair value of financial instruments be included in interim financial statements. It also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments in the interim financial statements.  For further information concerning the estimated fair value of financial instruments, refer to Note 13.

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

Note 1 - Basis of Presentation and Accounting Policies (continued)

Investment securities are reviewed quarterly for possible other-than-temporary impairment (OTTI).  In the first quarter 2009, the Corporation elected to early adopt new guidance impacting ASC Topic 320, Investments — Debt and Equity Instruments, related to recognition and presentation of other-than-temporary impairments. This new guidance changed the method for determining whether OTTI exists for debt securities by requiring an assessment of the likelihood of selling the security prior to recovering its amortized cost basis. It also changed the amount of an impairment charge to be recorded in the consolidated statements of income. If the Corporation intends to sell the security or it is more-likely-than-not that the Corporation will be required to sell the security prior to recovery of its amortized cost basis, the security would be written down to fair value with the full amount of any impairment charge recorded as a loss in “net securities gains (losses)” in the consolidated statements of income. If the Corporation does not intend to sell the security and it is more-likely-than-not that the Corporation will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment of a debt security would be recognized as a loss in “net securities gains (losses)” in the consolidated statements of income, with the remaining impairment recorded in OCI.  The adoption had no impact on the Corporation’s financial condition at or results of operations for the three- and nine- month periods ended September 30, 2009.

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

Impairment

Goodwill is subject to impairment testing, which the Corporation conducts annually, or on an interim basis if events or changes in circumstances between annual tests indicate the assets might be impaired. Under applicable accounting standards, the goodwill impairment test is a two-step test. The first step of the goodwill impairment test compares the fair value of identified reporting units, which are a subset of the Corporation’s operating segments, with their carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the fair value of the reporting unit is less than the carrying value, the second step must be performed to determine the implied fair value of the reporting unit’s goodwill and the amount of goodwill impairment. The Corporation performs its annual impairment test for goodwill as of July 1 each year.  The annual test of goodwill, performed as of July 1, 2009, did not indicate that an impairment charge was required.

Derivative Instruments and Hedging Activities

On January 1, 2009, the Corporation adopted new guidance impacting ASC Topic 815, Derivatives and Hedging, relating to disclosures about derivative instruments and hedging activities. This new guidance requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under the Derivatives and Hedging Topic, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, it requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. For further information on derivative instruments and hedging activities, refer to Note 10.

Note 1 - Basis of Presentation and Accounting Policies (continued)

Earnings Per Share

On January 1, 2009, the Corporation adopted new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in share-based payment transactions are participating securities.  The guidance clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method and was applied retrospectively to all prior periods presented.  The adoption had no impact on third quarter 2008 basic net income or basic income from continuing operations per common share. The impact of adoption on the nine months ended September 30, 2008 was a reduction of $0.01 in basic net income and basic income from continuing operations per common share.  The impact of adoption on the year ended December 31, 2008 was a reduction of $0.01 in basic net income and basic income from continuing operations per common share.  For further earnings per share information, refer to Note 8.

Noncontrolling Interests

On January 1, 2009, the Corporation adopted new guidance impacting ASC Topic 810, Consolidation, which defines noncontrolling interests as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. The adoption of the new guidance was not material to the Corporation’s financial condition and results of operations.

Note 2 — Pending Accounting Pronouncements

In December 2008, the FASB issued new guidance impacting ASC Topic 715, Compensation — Retirement Benefits.  The new guidance requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, including (1) disclosure of the fair value of each major category of plan assets, (2) disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, and (3) a reconciliation of beginning and ending balances of plan assets with fair values measured using significant unobservable inputs.  The guidance is effective for financial statements issued for fiscal years ending after December 15, 2009.  Accordingly, the Corporation will adopt the guidance in its consolidated financial statements for the year ended December 31, 2009.  The Corporation does not expect the adoption of the guidance to have a material effect on the Corporation’s financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” (SFAS 166).  SFAS 166 removes the concept of a qualifying special-purpose entity from ASC Topic 860, Transfers and Servicing, and eliminates the exception for qualifying special-purpose entities from consolidation guidance.  In addition, SFAS 166 establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale.  If the transfer does not meet established sale conditions, the transferor and transferee must account for the transfer as a secured borrowing.  An enterprise that continues to transfer portions of a financial asset that do not meet the established sale conditions would be eligible to record a sale only after it has transferred all of its interest in that asset.  The effective date is fiscal years beginning after November 15, 2009.  Accordingly, the Corporation will adopt the provisions in the first quarter 2010.  The Corporation is currently evaluating the impact of the provisions.

Also, in June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167).  SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, is the primary beneficiary and is required to consolidate the variable interest entity with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.  In addition, SFAS 167 requires reconsideration of whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and additional disclosures about an enterprise’s involvement in variable interest entities. The effective date is fiscal years beginning after November 15, 2009.  Accordingly, the Corporation will adopt the provisions in the first quarter 2010.  The Corporation is currently evaluating the impact of the provisions.

Note 2 — Pending Accounting Pronouncements (continued)

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (ASU 2009-05), which provides amendments to ASC Topic 820, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability when traded as an asset or a quoted price for a similar liability when traded as an asset, or another valuation method that is consistent with the principles of ASC Topic 820, Fair Value Measurements and Disclosures.  ASU 2009-05 also provides clarification that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The effective date is the first reporting period beginning after issuance.  Accordingly, the Corporation will adopt the provisions of ASU 2009-5 in the fourth quarter 2009.  The Corporation does not expect the adoption of the provisions of ASU 2009-5 to have a material effect on the Corporation’s financial condition and results of operations.

Note 3 - Investment Securities

A summary of the Corporation’s investment securities available-for-sale follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in millions)	Cost	Gains	Losses	Fair Value

September 30, 2009
U.S. Treasury and other U.S. government agency securities	$3,068	$4	$—	$3,072
Government-sponsored enterprise residential mortgage-backed securities	4,632	96	—	4,728
State and municipal securities (a)	53	—	2	51
Corporate debt securities:
Auction-rate debt securities	156	5	—	161
Other corporate debt securities	50	—	—	50
Equity and other non-debt securities:
Auction-rate preferred securities	730	8	12	726
Money market and other mutual funds	94	—	—	94
Total investment securities available-for-sale	$8,783	$113	$14	$8,882

December 31, 2008
U.S. Treasury and other U.S. government agency securities	$79	$—	$—	$79
Government-sponsored enterprise residential mortgage-backed securities	7,624	242	5	7,861
State and municipal securities (a)	69	—	3	66
Corporate debt securities:
Auction-rate debt securities	158	—	11	147
Other corporate debt securities	42	—	—	42
Equity and other non-debt securities:
Auction-rate preferred securities	954	—	18	936
Money market and other mutual funds	70	—	—	70
Total investment securities available-for-sale	$8,996	$242	$37	$9,201

(a)  Primarily auction-rate securities

Note 3 - Investment Securities (continued)

A summary of the Corporation’s temporarily impaired investment securities available-for-sale as of September 30, 2009 and December 31, 2008 follows:

	Temporarily Impaired
	Less than 12 months			Over 12 months		Total
	Fair	Unrealized		Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses		Value	Losses	Value	Losses

September 30, 2009
U.S. Treasury and other U.S. government agency securities	$—	$—		$—	$—	$—	$—
Government-sponsored enterprise residential mortgage-backed securities	1	—	(b)	—	—	1	— (b)
State and municipal securities (a)	49	2		—	—	49	2
Corporate debt securities:
Auction-rate debt securities	—	—		—	—	—	—
Other corporate debt securities	—	—		—	—	—	—
Equity and other non-debt securities:
Auction-rate preferred securities	526	12		—	—	526	12
Money market and other mutual funds	—	—		—	—	—	—
Total temporarily impaired securities	$576	$14		$—	$—	$576	$14

December 31, 2008
U.S. Treasury and other U.S. government agency securities	$—	$—		$—	$—	$—	$—
Government-sponsored enterprise residential mortgage-backed securities	137	1		559	4	696	5
State and municipal securities (a)	64	3		—	—	64	3
Corporate debt securities:
Auction-rate debt securities	147	11		—	—	147	11
Other corporate debt securities	—	—		—	—	—	—
Equity and other non-debt securities:
Auction-rate preferred securities	936	18		—	—	936	18
Money market and other mutual funds	—	—		—	—	—	—
Total temporarily impaired securities	$1,284	$33		$559	$4	$1,843	$37

(a) Primarily auction-rate securities.

(b) Unrealized losses less than $0.5 million.

At September 30, 2009, the Corporation had 404 securities in an unrealized loss position, including 21 AAA-rated U.S. government-sponsored enterprise residential mortgage-backed securities (i.e., FMNA, FHLMC), 46 state and municipal auction-rate debt securities and 334 auction-rate preferred securities. The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of contractual cash flows. The Corporation does not intend to sell the securities, and it is not more-likely-than-not that the Corporation will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Note 3 - Investment Securities (continued)

Sales, calls and write-downs of investment securities available-for-sale resulted in realized gains and losses as follows:

	Nine Months Ended September 30
(in millions)	2009	2008

Securities gains	$235	$63
Securities losses	(2)	—
Total net securities gains	$233	$63

The table below summarizes the amortized cost and fair values of debt securities, by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities may differ significantly from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized	Fair
September 30, 2009	Cost	Value

Contractual maturity
Within one year	$3,113	$3,116
After one year through five years	7	7
After five years through ten years	—	—
After ten years	207	211
Subtotal	3,327	3,334
Residential mortgage-backed securities	4,632	4,728
Equity and other nondebt securities:
Auction-rate preferred securities	730	726
Money market and other mutual funds	94	94
Total securities available-for-sale	$8,783	$8,882

Included in the contractual maturity distribution in the table above were auction-rate debt securities and state and municipal auction-rate debt securities with an amortized cost and fair value of $207 million and $211 million, respectively.  Auction-rate debt and auction-rate preferred securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions.  At each successful auction, the Corporation has the option to sell the security at par value.  Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt.  As a result, the expected life of auction-rate securities may differ significantly from the contractual life.

At September 30, 2009, investment securities having a carrying value of $3.3 billion were pledged where permitted or required by law to secure $3.2 billion of liabilities, including public and other deposits, Federal Home Loan Bank of Dallas (FHLB) advances and derivative instruments. This included mortgage-backed securities of $1.5 billion pledged with the FHLB to secure advances of $1.5 billion at September 30, 2009.  The remaining pledged securities of $1.8 billion were primarily with state and local government agencies to secure $1.7 billion of deposits and other liabilities.

Note 4 - Allowance for Credit Losses

The following summarizes the changes in the allowance for loan losses:

	Nine Months Ended
	September 30,
(in millions)	2009	2008

Balance at beginning of period	$770	$557

Loan charge-offs:
Domestic
Commercial	262	117
Real estate construction
Commercial Real Estate business line	201	149
Other business lines	1	1
Total real estate construction	202	150
Commercial mortgage
Commercial Real Estate business line	63	51
Other business lines	56	20
Total commercial mortgage	119	71
Residential mortgage	15	2
Consumer	25	15
Lease financing	30	—
International	10	1
Total loan charge-offs	663	356

Recoveries:
Domestic
Commercial	11	11
Real estate construction	1	2
Commercial mortgage	2	2
Residential mortgage	—	—
Consumer	2	2
Lease financing	1	1
International	2	—
Total recoveries	19	18
Net loan charge-offs	644	338
Provision for loan losses	826	494
Foreign currency translation adjustment	1	(1)
Balance at end of period	$953	$712

Changes in the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, are summarized in the following table.

	Nine Months Ended
	September 30,
(in millions)	2009	2008

Balance at beginning of period	$38	$21
Less: Charge-offs on lending-related commitments (a)	—	1
Add: Provision for credit losses on lending-related commitments	(3)	20
Balance at end of period	$35	$40

(a) Charge-offs result from the sale of unfunded lending-related commitments.

Note 4 - Allowance for Credit Losses (continued)

A loan is impaired when it is probable that interest and principal payments will not be made in accordance with the contractual terms of the original loan agreement. Consistent with this definition, all nonaccrual and reduced-rate loans are impaired. Loans restructured in troubled debt restructurings bearing market rates of interest at the time of restructuring and performing in compliance with their modified terms (performing restructured loans) are considered impaired in the calendar year of the restructuring.

For purposes of determining the valuation allowance required for impaired loans, large business and certain large consumer and residential mortgage nonaccrual loans and all loans restructured in troubled debt restructurings are individually assessed.  The level of impairment is measured based on one of several methods, including estimated collateral value, market value of similar debt, or discounted cash flows. When fair value is less than current carrying value, the difference is charged-off when appropriate, or a valuation allowance is established within the allowance for loan losses.  Those impaired loans not requiring an allowance represent loans for which the fair value of expected repayments or collateral exceeded the recorded investment in such loans.

The following presents the carrying value of impaired loans and the related valuation allowance as of September 30, 2009 and December 31, 2008:

(in millions)	September 30, 2009	December 31, 2008

Total nonaccrual loans	$1,194	$917
Total reduced-rate loans	2	—
Total nonperforming loans	1,196	917
Total performing restructured loans	8	—
Total impaired loans	1,204	917
Impaired loans excluded from individual evaluation	(35)	(13)
Individually evaluated impaired loans	$1,169	$904
Individually evaluated impaired loans requiring a valuation allowance	$1,152	$807
Valuation allowance on individually evaluated impaired loans	$219	$175

Individually evaluated impaired loans averaged $1,156 million and $1,045 million for the three- and nine-month periods ended September 30, 2009, respectively, and $810 million and $636 million for the three- and nine-month periods ended September 30, 2008, respectively.

Note 5 - Medium- and Long-Term Debt

Medium- and long-term debt are summarized as follows:

(in millions)	September 30, 2009	December 31, 2008

Parent company
Subordinated notes:
4.80% subordinated note due 2015	$331	$342
6.576% subordinated notes due 2037	511	510
Total subordinated notes	842	852

Medium-term notes:
Floating-rate based on LIBOR indices due 2010	150	150
Total parent company	992	1,002

Subsidiaries
Subordinated notes:
8.50% subordinated note due 2009	—	101
7.125% subordinated note due 2013	151	149
5.70% subordinated note due 2014	278	286
5.75% subordinated notes due 2016	686	701
5.20% subordinated notes due 2017	559	592
8.375% subordinated note due 2024	193	207
7.875% subordinated note due 2026	218	246
Total subordinated notes	2,085	2,282

Medium-term notes:
Floating-rate based on LIBOR indices due 2009 to 2012	2,115	3,669
Floating-rate based on Federal Funds indices due 2009	—	100

Federal Home Loan Bank advances:
Floating-rate based on LIBOR indices due 2009 to 2014	6,000	8,000

Other notes:
6.0% - 6.4% fixed-rate notes due 2020	60	—

Total subsidiaries	10,260	14,051
Total medium- and long-term debt	$11,252	$15,053

The carrying value of medium- and long-term debt was adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.

Comerica Bank (the Bank), a subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members.  FHLB advances bear interest at variable rates based on LIBOR and were secured by $4.5 billion of real estate-related loans and $1.5 billion of mortgage-backed investment securities at September 30, 2009.

In the third quarter 2009, the Bank repurchased, at a discount, $79 million of floating-rate medium-term notes with a maturity in May 2012 and recognized a gain of $7 million.

The Bank participates in the voluntary Temporary Liquidity Guarantee Program (the TLG Program) announced by the Federal Deposit Insurance Corporation (FDIC) in October 2008 and amended in March 2009. Under the TLG Program, all senior unsecured debt issued between October 14, 2008 and October 31, 2009 with a maturity of more than 30 days is guaranteed by the FDIC. Debt guaranteed by the FDIC is backed by the full faith and credit of the United States.  The FDIC guarantee expires on the earlier of the maturity date of the debt or December 31, 2012 (June 30, 2012 for debt issued prior to April 1, 2009).  At September 30, 2009, there was approximately $7 million of senior unsecured debt outstanding in the form of bank-to-bank deposits issued under the TLG Program and $5.2 billion available to be issued.

Note 6 - Income Taxes and Tax-Related Items

The provision for federal income taxes is computed by applying the statutory federal income tax rate to income (loss) before income taxes as reported in the consolidated financial statements after deducting non-taxable items, principally income on bank-owned life insurance, and deducting tax credits related to investments in low income housing partnerships. Tax interest, state and foreign taxes are then added to the federal tax provision.

In 2008 and first quarter 2009, the Corporation applied an estimated annual effective tax rate to interim period pre-tax income (loss) to calculate the income tax provision or benefit for each quarter, in accordance with  the principal method prescribed by the accounting requirements established for computing income taxes in interim periods.  The requirements allow for an alternative method to calculate the effective tax rate when an entity is unable to make a reliable estimate of pre-tax income (loss) for the fiscal year.  Under the alternative method, interim period federal income taxes are based on each discrete quarter’s pre-tax income (loss). In light of the recent volatility and uncertainty in the current economic market, the Corporation applied the alternative method to compute the income tax benefit beginning in the second quarter 2009.

Unrecognized tax benefits were $1 million and $91 million at September 30, 2009 and 2008, respectively, and accrued interest was $19 million and $81 million at September 30, 2009 and 2008, respectively. The decrease in unrecognized tax benefits of $90 million and accrued interest of $62 million for the nine months ended September 30, 2009 when compared to the same period in the prior year was the result of the settlement of open tax issues with the Internal Revenue Service (IRS) related to structured leasing transactions and disallowed foreign tax benefits in the fourth quarter 2008 and from activity in 2009 including the closing of the audit of years 2001-2004, the amending of certain state income tax returns and the recognition of certain anticipated refunds due from the IRS. The amount of interest accrued at September 30, 2009 includes interest for unrecognized tax benefits and interest payable to the IRS for tax positions that were settled, but not yet paid.  The Corporation anticipates that it is reasonably possible that additional settlements related to IRS refund claims and to various state tax issues will result in an increase in the unrecognized tax benefit liability in the range of $4 to $6 million within the next twelve months.

Based on current knowledge and probability assessment of various potential outcomes, the Corporation believes that current tax reserves are adequate to cover the matters outlined above, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations.  Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary.

Note 7 - Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges and the change in the accumulated defined benefit and other postretirement plans adjustment. The Consolidated Statements of Changes in Shareholders’ Equity include only combined other comprehensive income (loss), net of tax. Total comprehensive income (loss) was ($6) million and $241 million for the nine months ended September 30, 2009 and 2008, respectively. The $247 million decrease in total comprehensive income (loss) for the nine months ended September 30, 2009, when compared to the same period in the prior year, resulted primarily from a $147 million decrease in net income and a $105 million after-tax decrease in net unrealized gains on investment securities available for sale.  The following table presents reconciliations of the components of the accumulated other comprehensive income (loss) for the nine months ended September 30, 2009 and 2008.

Note 7 - Accumulated Other Comprehensive Income (Loss) (continued)

	Nine Months Ended
	September 30,
(in millions)	2009	2008
Accumulated net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period, net of tax	$131	$(9)

Net unrealized holding gains arising during the period	126	120
Less: Reclassification adjustment for net gains included in net income	233	63
Change in net unrealized gains before income taxes	(107)	57
Less: Provision for income taxes	(39)	20
Change in net unrealized gains on investment securities available-for-sale, net of tax	(68)	37
Balance at end of period, net of tax	$63	$28

Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$30	$2

Net cash flow hedge gains arising during the period	10	21
Less: Reclassification adjustment for net gains included in net income	25	19
Change in net cash flow hedge gains before income taxes	(15)	2
Less: Provision for income taxes	(6)	1
Change in net cash flow hedge gains, net of tax	(9)	1
Balance at end of period, net of tax	$21	$3

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(470)	$(170)

Net defined benefit pension and other postretirement adjustment arising during the period	—	3
Less: Adjustment for amounts recognized as components of net periodic benefit cost during the period	(40)	(13)
Change in defined benefit and other postretirement plans adjustment before income taxes	40	16
Less: Provision for income taxes	15	6
Change in defined benefit and other postretirement plans adjustment, net of tax	25	10
Balance at end of period, net of tax	$(445)	$(160)

Total accumulated other comprehensive loss at end of period, net of tax	$(361)	$(129)

Note 8 — Net Income (Loss) per Common Share

Basic income (loss) from continuing operations and net income (loss) per common share are computed by dividing income (loss) from continuing operations applicable to common stock and net income (loss) applicable to common stock, respectively, by the weighted-average number of shares of common stock outstanding during the period, including nonvested restricted stock.  Diluted income (loss) from continuing operations and net income (loss) per common share are computed by dividing income (loss) from continuing operations applicable to common stock and net income (loss) applicable to common stock, respectively, by the weighted-average number of shares of common stock, including nonvested restricted stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options granted under the Corporation’s stock plans and a warrant, using the treasury stock method. Basic and diluted income (loss) from continuing operations per common share and net income (loss) per common share for the three- and nine- month periods ended September 30, 2009 and 2008 were computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2009	2008	2009	2008

Basic and diluted

Income from continuing operations	$19	$27	$45	$193
Less: Preferred stock dividends	34	—	101	—
Income (loss) from continuing operations applicable to common stock	$(15)	$27	$(56)	$193

Net income	$19	$28	$46	$193
Less: Preferred stock dividends	34	—	101	—
Net income (loss) applicable to common stock	$(15)	$28	$(55)	$193

Average common shares outstanding	151	151	151	151

Basic income (loss) from continuing operations per common share	$(0.10)	$0.18	$(0.37)	$1.28
Basic net income (loss) per common share	(0.10)	0.19	(0.36)	1.28

Average common shares outstanding	151	151	151	151
Common stock equivalents:
Net effect of the assumed exercise of stock options	—	—	—	—
Net effect of the assumed exercise of warrant	—	—	—	—
Diluted average common shares	151	151	151	151

Diluted income (loss) from continuing operations per common share	$(0.10)	$0.18	$(0.37)	$1.28
Diluted net income (loss) per common share	(0.10)	0.19	(0.36)	1.28

The following average shares related to outstanding options and a warrant to purchase shares of common stock were not included in the computation of diluted net income (loss) per common share because the options’ and warrant’s exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(options in millions)	2009	2008	2009	2008

Average shares related to outstanding options and warrant	28.6	19.5	29.3	19.9
Range of exercise prices	$30.77 - $64.50	$29.82 - $69.00	$21.95 - $66.81	$36.24 - $71.58

Due to the net loss applicable to common stock reported for the three- and nine-month periods ended September 30, 2009, options to purchase 1.5 million shares and 1.4 million shares, respectively, with average exercise prices less than the average market price of common shares for the period were excluded from the computation of diluted net loss per share, as their inclusion would have been anti-dilutive.

Note 9 — Employee Benefit Plans

Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

Qualified Defined Benefit Pension Plan	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008
Service cost	$7	$7	$21	$21
Interest cost	18	17	52	50
Expected return on plan assets	(27)	(25)	(78)	(75)
Amortization of unrecognized prior service cost	2	2	5	5
Amortization of unrecognized net loss	9	1	28	3
Net periodic benefit cost	$9	$2	$28	$4

Non-Qualified Defined Benefit Pension Plan	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008
Service cost	$1	$1	$3	$3
Interest cost	2	2	7	6
Amortization of unrecognized prior service cost	—	(1)	(1)	(1)
Amortization of unrecognized net loss	2	1	7	3
Net periodic benefit cost	$5	$3	$16	$11

Postretirement Benefit Plan	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008
Interest cost	$2	$1	$4	$4
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized transition obligation	1	1	3	3
Amortization of unrecognized net loss	—	1	1	1
Net periodic benefit cost	$2	$2	$5	$5

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

Market risk is the potential loss that may result from movements in interest rates, foreign currency exchange rates or energy commodity prices that cause an unfavorable change in the value of a financial instrument. Market risk arising from derivative instruments is reflected in the consolidated financial statements.  The Corporation manages this risk by establishing monetary exposure limits and monitoring compliance with those limits.  Market risk inherent in derivative instruments entered into on behalf of customers is mitigated by taking offsetting positions, except in those circumstances when the amount, tenor and/or contract rate level results in negligible economic risk.  Market risk inherent in derivative instruments held or issued for risk management purposes is typically offset by changes in the fair value of the assets or liabilities being hedged.

Derivative instruments are carried at fair value in either “accrued income and other assets” or “accrued expenses and other liabilities” on the consolidated balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and further, by the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Corporation designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.  For derivative instruments designated and qualifying as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item (i.e., the ineffective portion), if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

For hedging instruments designated at inception, the Corporation uses either the short-cut method or applies dollar offset or statistical regression analysis to assess effectiveness.  The short-cut method is used for certain fair value hedges of medium- and long-term debt.  This method allows for the assumption of zero hedge ineffectiveness and eliminates the requirement to further assess hedge effectiveness on these transactions.  For hedge relationships to which the Corporation does not apply the short-cut method, either the dollar offset or statistical regression analysis is used at inception and for each reporting period thereafter to assess whether the derivative used has been and is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Net hedge ineffectiveness is recorded in “other noninterest income” on the consolidated statements of income.

Note 10 - Derivative Instruments (continued)

The following table presents the composition of the Corporation’s derivative instruments, excluding commitments, held or issued for risk management purposes or in connection with customer-initiated and other activities at September 30, 2009 and December 31, 2008.

	September 30, 2009			December 31, 2008
		Fair Value (a)			Fair Value (a)
	Notional/	Asset Derivatives	Liability Derivatives	Notional/	Asset Derivatives	Liability Derivatives
(in millions)	Contract Amount (b)	(Unrealized Gains) (c)	(Unrealized Losses)	Contract Amount (b)	(Unrealized Gains) (c)	(Unrealized Losses)
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - cash flow - receive fixed/pay floating	$1,700	$36	$—	$1,700	$50	$—
Swaps - fair value - receive fixed/pay floating	1,848	246	—	1,700	346	—
Total risk management interest rate swaps designated as hedging instruments	3,548	282	—	3,400	396	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot and forwards	411	2	1	531	5	9
Swaps	2	—	—	13	3	—
Total risk management foreign exchange contracts used as economic hedges	413	2	1	544	8	9
Total risk management purposes	$3,961	$284	$1	$3,944	$404	$9
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	$1,261	$—	$12	$1,271	$—	$14
Caps and floors purchased	1,261	12	—	1,271	14	—
Swaps	10,171	313	279	9,800	410	376
Total interest rate contracts	12,693	325	291	12,342	424	390
Energy derivative contracts:
Caps and floors written	787	—	70	634	—	84
Caps and floors purchased	787	70	—	634	84	—
Swaps	729	83	82	877	101	101
Total energy derivative contracts	2,303	153	152	2,145	185	185
Foreign exchange contracts:
Spot, forwards, futures and options	1,785	48	45	2,695	101	86
Swaps	24	1	1	28	1	1
Total foreign exchange contracts	1,809	49	46	2,723	102	87
Total customer-initiated and other activities	$16,805	$527	$489	$17,210	$711	$662
Total derivatives	$20,766	$811	$490	$21,154	$1,115	$671

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

Note 10 - Derivative Instruments (continued)

By purchasing and writing derivative contracts, the Corporation is exposed to credit risk if the counterparties fail to perform.  The Corporation minimizes credit risk through credit approvals, limits, monitoring procedures and collateral requirements.  Nonperformance risk, including credit risk, is included in the determination of net fair value.  Customer-initiated derivative instruments with a fair value of $527 million at September 30, 2009 were net of credit-related adjustments totaling $4 million.

Bilateral collateral agreements with counterparties reduce credit risk by providing for the daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government agencies to collateralize amounts due to either party.  At September 30, 2009, counterparties had pledged marketable investment securities to secure approximately 80 percent of the fair value of contracts in an unrealized gain position.  In addition, at September 30, 2009, master netting arrangements were in place with substantially all interest rate swap counterparties and certain foreign exchange counterparties. These arrangements effectively reduce credit risk by permitting settlement, on a net basis, of contracts entered into with the same counterparty.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2009 was $121 million, for which the Corporation had assigned collateral of $116 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions.  If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2009, the Corporation would have been required to assign an additional $15 million of collateral to its counterparties.

The Corporation had commitments to purchase investment securities for its available-for-sale and trading account portfolios totaling $221 million and $1.3 billion at September 30, 2009 and December 31, 2008, respectively. Commitments to sell investment securities related to the trading account portfolio totaled $18 million at September 30, 2009 and $10 million at December 31, 2008. Outstanding commitments expose the Corporation to both credit and market risk.

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

Risk management fair value interest rate swaps generated $17 million and $43 million of net interest income for the three- and nine-month periods ended September 30, 2009, respectively, compared to net interest income of $14 million and $32 million for the three- and nine-month periods ended September 30, 2008, respectively.

Note 10 - Derivative Instruments (continued)

The net gains (losses) recognized in other noninterest income (i.e., the ineffective portion) in the consolidated statements of income on risk management derivatives designated as fair value hedges of fixed-rate debt and deposits were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Interest rate swaps	$(1)	$4	$(3)	$9

As part of a cash flow hedging strategy, the Corporation entered into predominantly two-year interest rate swap agreements (weighted-average original maturity of 2.2 years) that effectively convert a portion of its existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the life of the agreements (currently over the next 18 months). Approximately four percent ($1.7 billion) of the Corporation’s outstanding loans were designated as hedged items to interest rate swap agreements at September 30, 2009. If interest rates, interest yield curves and notional amounts remain at current levels, the Corporation expects to reclassify $19 million of net gains, net of tax, on derivative instruments designated as cash flow hedges from accumulated other comprehensive income (loss) to earnings during the next twelve months due to receipt of variable interest associated with existing and forecasted floating-rate loans.

The net gains (losses) recognized in income and OCI on risk management derivatives designated as cash flow hedges of loans for the three- and nine-month periods ended September 30, 2009 and 2008 are displayed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Interest rate swaps
Gain recognized in OCI (effective portion)	$5	$5	$10	$21
Gain (loss) recognized in other noninterest income (ineffective portion)	—	—	—	—
Gain reclassified from accumulated OCI into interest and fees on loans (effective portion)	8	4	25	19

Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies.  The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks.

The net gains (losses) recognized in other noninterest income in the consolidated statements of income on risk management derivative instruments used as economic hedges were as follows.

	Three Months Ended September 30		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Foreign exchange contracts	$1	$(2)	$—	$(1)

Note 10 - Derivative Instruments (continued)

The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of September 30, 2009 and December 31, 2008.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
September 30, 2009
Swaps - cash flow - receive fixed/pay floating rate:
Variable rate loan designation	$1,700	1.2	5.22%	3.25%
Swaps - fair value - receive fixed/pay floating rate:
Medium- and long-term debt designation	1,600	8.3	5.73	1.44
Other time deposits designation	248	0.2	1.25	0.74
Total swaps - fair value	1,848
Total risk management interest rate swaps	$3,548

December 31, 2008
Swaps - cash flow - receive fixed/pay floating rate:
Variable rate loan designation	$1,700	1.9	5.22%	3.56%
Swaps - fair value - receive fixed/pay floating rate:
Medium- and long-term debt designation	1,700	8.6	5.75	3.34
Total risk management interest rate swaps	$3,400

(a) Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at September 30, 2009.

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

For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized in “other noninterest income” in the consolidated statements of income net gains of less than $0.5 million and net gains of $1 million in the three-month periods ended September 30, 2009 and 2008, respectively, and net gains of $1 million and $2 million in the nine-month periods ended September 30, 2009 and 2008, respectively.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain	2009	2008	2009	2008
Interest rate contracts	Other noninterest income	$2	$3	$8	$14
Energy derivative contracts	Other noninterest income	—	1	1	1
Foreign exchange contracts	Foreign exchange income	7	10	24	31
Total customer-initiated and other derivatives		$9	$14	$33	$46

Additional information regarding the nature, terms and associated risks of derivative instruments can be found in the Corporation’s 2008 Annual Report on page 54 and in Note 1 to the consolidated financial statements.

Note 11 — Credit-Related Financial Instruments

The Corporation’s credit risk associated with off-balance-sheet, credit-related financial instruments as of September 30, 2009 and December 31, 2008 is represented by the contractual amounts included in the following table.

	September 30,	December 31,
(in millions)	2009	2008

Unused commitments to extend credit:
Commercial and other	$22,844	$25,901
Bankcard, revolving check credit and equity access loan commitments	1,966	2,124
Total unused commitments to extend credit	$24,810	$28,025

Standby letters of credit	$5,912	$6,204
Commercial letters of credit	67	156
Other financial guarantees	22	36

The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At September 30, 2009 and December 31, 2008, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $35 million and $38 million, respectively.

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

Standby and Commercial Letters of Credit and Financial Guarantees

Standby and commercial letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature.  These contracts expire in decreasing amounts through the year 2019.  The Corporation may enter into participation arrangements with third parties, which effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $441 million of the $6.0 billion standby and commercial letters of credit outstanding at September 30, 2009.

Note 11 — Credit-Related Financial Instruments (continued)

Financial guarantees at September 30, 2009 included credit risk participation agreements, where the Corporation, primarily as part of a syndicated lending arrangement, guarantees a portion of the credit risk on an interest rate swap agreement between the lead bank in the syndicate and a customer.  In the event of default by a customer, the Corporation would be required to pay the portion of the unpaid amount guaranteed by the Corporation to the lead bank.  At September 30, 2009, the estimated fair value of the Corporation’s credit risk participation agreements where the Corporation was the guarantor was $22 million, and the estimated credit exposure was $31 million.  The estimated credit exposure includes the estimated credit risk as of September 30, 2009, in addition to an estimate for potential future risk for changes in interest rates in each remaining year of the contract until maturity.  In addition, the estimated credit exposure assumes the lead bank would be unable to liquidate assets of the customers.  In the event of default, the lead bank has the ability to liquidate the assets of the customer, in which case the lead bank would be required to return a percentage of recouped assets to the participating banks.  These credit risk participation agreements expire in decreasing amounts through the year 2016, with a weighted average remaining maturity for outstanding agreements of 1.5 years.

At September 30, 2009, the carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $73 million.

The following table presents a summary of total internally classified watch list standby and commercial letters of credit and financial guarantees (generally consistent with regulatory defined special mention, substandard and doubtful) at September 30, 2009 and December 31, 2008.  The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	September 30, 2009	December 31, 2008
Total watch list standby and commercial letters of credit	$431	$277
As a percentage of total outstanding standby and commercial letters of credit	7.2%	4.3%

Total watch list financial guarantees	$—	$—
As a percentage of total outstanding financial guarantees	—%	—%

Note 12 — Contingent Liabilities

The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations.  In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of these matters will be.  However, based on current knowledge and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition.  For information regarding income tax contingencies, refer to Note 6.

Note 13 — Fair Value Measurements

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Investment securities available-for-sale, trading securities, derivatives and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as impaired loans, foreclosed assets, private equity investments and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve write-downs of individual assets or application of lower of cost or fair value accounting.

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

Trading securities and associated liabilities

Securities held for trading purposes are recorded at fair value and included in “other short-term investments” on the consolidated balance sheets. Level 1 securities held for trading purposes include assets related to employee deferred compensation plans, which are invested in mutual funds and other securities traded on an active exchange.  Deferred compensation liabilities, also classified as Level 1, are carried at the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets. Level 2 trading securities include municipal bonds and mortgage-backed securities issued by U.S. government-sponsored entities and corporate debt securities. Securities classified as Level 3 include securities in less liquid markets and securities not rated by a credit agency.  The methods used to value trading securities are the same as the methods used to value investment securities available-for-sale, discussed below.

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

Note 13 — Fair Value Measurements (continued)

Investment securities available-for-sale

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available. If quoted prices are not available or the market is deemed to be inactive at the measurement date and quoted prices are determined to be associated with distressed transactions, an adjustment to the quoted prices may be necessary or the Corporation may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate to estimate an instrument’s fair value. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities primarily include residential mortgage-backed securities issued by U.S. government-sponsored enterprises.  Securities classified as Level 3, the substantial majority of which are auction-rate securities (ARS), represent securities in less liquid markets requiring significant management assumptions when determining the fair value.  The fair value of auction-rate securities was determined using an income approach based on a discounted cash flow model utilizing two significant assumptions in the model: discount rate (including a liquidity risk premium for certain securities) and workout period.  The interest rate used to discount cash flows included a reasonable market premium a willing buyer would require in an orderly transaction. The rate of redemption of the various types of ARS held by the Corporation during the nine months ended September 30, 2009, which ranged from nominal to approximately 25 percent, was a significant consideration in the determination of a reasonable market premium a buyer would require.

Loans

The Corporation does not record loans at fair value on a recurring basis. However, periodically, the Corporation records nonrecurring adjustments to the carrying value of loans based on fair value measurements.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the original loan agreement are considered impaired.  Once loans are identified as impaired, management measures impairment based one of several methods, including estimated collateral value, market value of similar debt, or discounted cash flows. When fair value is less than current carrying value, the difference is charged-off when appropriate, or a valuation allowance is established within the allowance for loan losses.  Those impaired loans not requiring an allowance represent loans for which the fair value of expected repayments or collateral exceeded the recorded investments in such loans.  At September 30, 2009 and 2008, substantially all impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation classifies the impaired loan as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation classifies the impaired loan as nonrecurring Level 3.

Business loans consist of commercial, real estate construction, commercial mortgage, equipment lease financing and international loans.  Retail loans consist of residential mortgage, home equity and other consumer loans. The estimated fair value for variable rate business loans that reprice frequently is based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant in an active market.  The fair value for other business and retail loans is estimated using a discounted cash flow model that employs interest rates currently offered on the loans, adjusted by an amount for estimated credit losses and other adjustments that would be expected to be made by a market participant in an active market. The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable.

Customers’ liability on acceptances outstanding and acceptances outstanding

The carrying amount approximates the estimated fair value.

Note 13 — Fair Value Measurements (continued)

Derivative assets and liabilities

Substantially all of the derivative instruments held or issued by the Corporation for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. For those derivative instruments, the Corporation measures fair value using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. As such, the Corporation classifies those derivative instruments as recurring Level 2.  Examples of Level 2 derivative instruments are interest rate swaps, energy and foreign exchange derivative contracts.

The Corporation also holds a portfolio of warrants for generally nonmarketable equity securities.  These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. Warrants which contain a net exercise provision or a non-contingent put right embedded in the warrant agreement are required to be accounted for as derivatives and recorded at fair value.  Fair value is determined using a Black-Scholes valuation model, which has five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company.  Where sufficient financial data exists, a market approach method is utilized to estimate the current value of the underlying company. When quoted market values are not available, an index method is utilized. The estimated fair value of the underlying securities for warrants requiring valuation at fair value are adjusted for discounts related to lack of liquidity.  The Corporation classifies warrants accounted for as derivatives as recurring Level 3.

Foreclosed assets

Upon transfer from the loan portfolio, foreclosed assets are adjusted to and subsequently carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised value or management’s estimation of the value.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation classifies the foreclosed asset as nonrecurring Level 2.  When a current appraised value is not available or management determines the fair value of the foreclosed asset is further impaired below the appraised value and there is no observable market price, the Corporation classifies the foreclosed asset as nonrecurring Level 3.

Nonmarketable equity securities

The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments. The majority of these investments are not readily marketable. The investments are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the percentage ownership in the net asset value of the entire fund, as reported by the fund’s management. For those funds where fair value is not reported by the fund’s management, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund’s management, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The Corporation classifies nonmarketable equity securities subjected to nonrecurring fair value adjustments where there is not a readily determinable fair value as Level 3.

Loan servicing rights

Loan servicing rights are subject to impairment testing.  A valuation model is used for impairment testing, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management.  If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model.  As such, the Corporation classifies loan servicing rights subjected to nonrecurring fair value adjustments as Level 3.

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

In the first quarter of 2009, the Corporation conducted an impairment test when the general economic conditions deteriorated significantly and the Corporation experienced a substantial decline in market capitalization. As discussed in Note 1, the Corporation also conducted its annual goodwill impairment test as of July 1, 2009. The annual and first quarter 2009 test did not indicate that an impairment charge was required.  The impairment tests performed in 2009 utilized assumptions that incorporate the Corporation’s view that the current market conditions reflected only a short-term, distressed view of recent and near-term results rather than future long-term earning capacity.

If the impairment testing discussed above resulted in impairment, the Corporation would classify goodwill subjected to nonrecurring fair value adjustments as Level 3.  Additional information regarding goodwill impairment testing can be found in Note 1.

Deposit liabilities

The estimated fair value of demand deposits, consisting of checking, savings and certain money market deposit accounts, is represented by the amounts payable on demand. The carrying amount of deposits in foreign offices approximates their estimated fair value, while the estimated fair value of term deposits is calculated by discounting the scheduled cash flows using the September 30, 2009 rates offered on these instruments.

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

Note 13 — Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2009
Trading securities	$112	$84	$28	$—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	3,072	3,072	—	—
Government-sponsored enterprise residential mortgage-backed securities	4,728	—	4,728	—
State and municipal securities (a)	51	—	1	50
Corporate debt securities:
Auction-rate debt securities	161	—	—	161
Other corporate debt securities	50	—	43	7
Equity and other non-debt securities:
Auction-rate preferred securities	726	—	—	726
Money market and other mutual funds	94	94	—	—
Total investment securities available-for-sale	8,882	3,166	4,772	944

Derivative assets	819	—	811	8
Total assets at fair value	$9,813	$3,250	$5,611	$952

Derivative liabilities	$490	$—	$490	$—
Other liabilities (b)	84	84	—	—
Total liabilities at fair value	$574	$84	$490	$—

December 31, 2008
Trading securities	$124	$80	$10	$34
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	79	79	—	—
Government-sponsored enterprise residential mortgage-backed securities	7,861	—	7,861	—
State and municipal securities (a)	66	—	1	65
Corporate debt securities:
Auction-rate debt securities	147	—	—	147
Other corporate debt securities	42	—	37	5
Equity and other non-debt securities:
Auction-rate preferred securities	936	—	—	936
Money market and other mutual funds	70	70	—	—
Total investment securities available-for-sale	9,201	149	7,899	1,153

Derivative assets	1,123	—	1,115	8
Total assets at fair value	$10,448	$229	$9,024	$1,195

Derivative liabilities	$671	$—	$671	$—
Other liabilities (b)	85	80	—	5
Total liabilities at fair value	$756	$80	$671	$5

(a) Primarily auction-rate securities.

(b) Includes liabilities associated with deferred compensation plans and financial guarantees.

Note 13 — Fair Value Measurements (continued)

The table below summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2009 and 2008.

		Net Realized/Unrealized Gains (Losses)
	Balance at Beginning	Recorded in Earnings		Recorded in Other Comprehensive	Purchases, Sales, Issuances and	Transfers In and/or Out	Balance at End of
(in millions)	of Period	Realized	Unrealized	Income (Pre-tax)	Settlements, Net	of Level 3	Period
Three Months Ended September 30, 2009
Investment securities available-for-sale:
State and municipal securities (a)	$54	$—	$—	$(2)	$(2)	$—	$50
Auction-rate debt securities	146	—	—	16	(1)	—	161
Other corporate debt securities	7	—	—	—	—	—	7
Auction-rate preferred securities	820	5	—	(12)	(87)	—	726
Total investment securities available-for-sale	1,027	5	—	2	(90)	—	944
Derivative assets (warrants)	8	—	1	—	(1)	—	8
Other assets	1	—	(1)	—	—	—	—
Other liabilities	3	—	—	—	(3)	—	—

Three months ended September 30, 2008
Trading securities	$—	$—	$—	$—	$17	$3	$20
Investment securities available-for-sale:
State and municipal securities	1	—	—	—	—	—	1
Other corporate debt securities	2	—	—	—	—	—	2
Total investment securities available-for-sale	3	—	—	—	—	—	3
Derivative assets (warrants)	10	1	1	—	(2)	—	10
Other liabilities	—	—	(98)	—	—	—	98

Nine Months Ended September 30, 2009
Trading securities	$34	$—	$—	$—	$(34)	$—	$—
Investment securities available-for-sale:
State and municipal securities (a)	65	—	—	—	(15)	—	50
Auction-rate debt securities	147	—	—	16	(2)	—	161
Other corporate debt securities	5	2	—	—	—	—	7
Auction-rate preferred securities	936	13	—	14	(237)	—	726
Total investment securities available-for-sale	1,153	15	—	30	(254)	—	944
Derivative assets (warrants)	8	—	2	—	(2)	—	8
Other liabilities	5	(2)	—	—	(7)	—	—

Nine Months Ended September 30, 2008
Trading securities	$—	$—	$—	$—	$17	$3	$20
Investment securities available-for-sale:
State and municipal securities	1	—	—	—	—	—	1
Other corporate debt securities	2	—	—	—	—	—	2
Total investment securities available-for-sale	3	—	—	—	—	—	3
Derivative assets (warrants)	23	2	(7)	—	(8)	—	10
Other liabilities	—	—	(98)	—	—	—	98

(a) Primarily auction-rate securities

Note 13 — Fair Value Measurements (continued)

The table below presents the income statement classification of realized and unrealized gains and losses due to changes in fair value recorded in earnings for the three- and nine-month periods ended September 30, 2009 and 2008 for recurring Level 3 assets and liabilities, as shown in the previous table.

	Net Securities		Other Noninterest		Litigation and
	Gains (Losses)		Income		Operational Losses		Total
(in millions)	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Three months ended September 30, 2009
Investment securities available-for-sale:
Auction-rate preferred securities	$5	$—	$—	$—	$—	$—	$5	$—
Total investment securities available-for-sale	5	—	—	—	—	—	5	—
Derivative assets (warrants)	—	—	—	1	—	—	—	1
Other assets	—	—	—	(1)	—	—	—	(1)

Three months ended September 30, 2008
Derivative assets (warrants)	$—	$—	$1	$1	$—	$—	$1	$1
Other liabilities	—	(4)	—	—	—	94	—	(98)

Nine months ended September 30, 2009
Investment securities available-for-sale:
Other corporate debt securities	$2	$—	$—	$—	$—	$—	$2	$—
Auction-rate preferred securities	13	—	—	—	—	—	13	—
Total investment securities available-for-sale	15	—	—	—	—	—	15	—
Derivative assets (warrants)	—	—	—	2	—	—	—	2
Other liabilities	(2)	—	—	—	—	—	(2)	—

Nine months ended September 30, 2008
Derivative assets (warrants)	$—	$—	$2	$(7)	$—	$—	$2	$(7)
Other liabilities	—	(4)	—	—	—	94	—	(98)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.  Assets and liabilities recorded at fair value on a nonrecurring basis are included in the table below.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2009
Loans	$1,167	$—	$—	$1,167
Other assets (a)	182	—	10	172
Total assets at fair value	$1,349	$—	$10	$1,339
Total liabilities at fair value	$—	$—	$—	$—

December 31, 2008
Loans	$904	$—	$—	$904
Other assets (a)	153	—	5	148
Total assets at fair value	$1,057	$—	$5	$1,052
Total liabilities at fair value	$—	$—	$—	$—

(a) Includes foreclosed assets, private equity investments, loans held-for-sale and loan servicing rights.

Note 13 — Fair Value Measurements (continued)

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

The amounts provided herein are estimates of the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date. However, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the financial instrument. The Corporation typically holds the majority of its financial instruments until maturity and thus does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items that are not defined as financial instruments, but which have significant value. These include such items as core deposit intangibles, the future earnings potential of significant customer relationships and the value of trust operations and other fee generating businesses. The Corporation believes the imprecision of an estimate could be significant.

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	September 30, 2009
	Carrying	Estimated
(in millions)	Amount	Fair Value

Assets
Cash and due from banks	$799	$799
Federal funds sold and securities purchased under agreements to resell	—	—
Interest-bearing deposits with banks	2,219	2,219

Loans held-for-sale	30	30

Investment securities available-for-sale	8,882	8,882

Total loans, net of allowance for loan losses (a)	42,618	42,587

Customers’ liability on acceptances outstanding	12	12
Loan servicing rights	8	8

Liabilities
Demand deposits (noninterest-bearing)	13,888	13,888
Interest-bearing deposits	25,726	25,765
Total deposits	39,614	39,653

Short-term borrowings	425	425
Acceptances outstanding	12	12
Medium- and long-term debt	11,252	10,672

Credit-related financial instruments	(90)	(118)

(a) Included $1,167 million of impaired loans recorded at fair value at September 30, 2009 on a nonrecurring basis.

Note 14 — Business Segment Information

The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities.  This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes discontinued operations, the income and expense impact of equity and cash, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at September 30, 2009. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.

For a description of the business activities of each business segment and further information on the methodologies, which form the basis for these results, refer to Note 25 to the consolidated financial statements in the Corporation’s 2008 Annual Report.

Note 14 — Business Segment Information (continued)

Business segment financial results for the nine months ended September 30, 2009 and 2008 are shown in the table below.

			Wealth &
(dollar amounts in millions)	Business	Retail	Institutional
Nine Months Ended September 30, 2009	Bank	Bank	Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$ 985	$ 380	$ 119	$ (336)	$ 29	$ 1,177
Provision for loan losses	681	107	43	—	(5)	826
Noninterest income	214	142	209	266	5	836
Noninterest expenses	473	482	225	14	31	1,225
Provision (benefit) for income taxes (FTE)	(38)	(30)	22	(36)	(1)	(83)
Income from discontinued operations, net of tax	—	—	—	—	1	1
Net income (loss)	$ 83	$ (37)	$ 38	$ (48)	$ 10	$ 46
Net credit-related charge-offs	$ 529	$ 89	$ 26	$ —	$ —	$ 644

Selected average balances:
Assets	$ 37,265	$ 6,670	$ 4,897	$ 12,145	$ 3,319	$ 64,296
Loans	36,452	6,099	4,762	1	(3)	47,311
Deposits	14,874	17,540	2,589	5,464	65	40,532
Liabilities	15,168	17,513	2,580	21,562	349	57,172
Attributed equity	3,388	645	362	1,091	1,638	7,124

Statistical data:
Return on average assets (a)	0.30%	(0.27)%	1.04%	N/M	N/M	0.09%
Return on average attributed equity	3.26	(7.59)	14.05	N/M	N/M	(1.48)
Net interest margin (b)	3.61	2.90	3.29	N/M	N/M	2.65
Efficiency ratio	39.50	91.93	71.51	N/M	N/M	68.82

			Wealth &
	Business	Retail	Institutional
Nine Months Ended September 30, 2008	Bank	Bank	Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$ 948	$ 437	$ 110	$(80)	$(28)	$1,387
Provision for loan losses	404	79	13	—	(2)	494
Noninterest income	240	208	220	55	(4)	719
Noninterest expenses	536	466	342	8	(12)	1,340
Provision (benefit) for income taxes (FTE)	64	33	(8)	(23)	13	79
Loss from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	$ 184	$ 67	$ (17)	$(10)	$(31)	$193
Net credit-related charge-offs	$ 291	$ 41	$ 7	$—	$—	$339

Selected average balances:
Assets	$ 41,938	$ 7,096	$ 4,625	$9,693	$1,565	$64,917
Loans	41,076	6,329	4,481	3	19	51,908
Deposits	15,396	16,932	2,493	7,373	375	42,569
Liabilities	16,156	16,930	2,501	23,447	730	59,764
Attributed equity	3,255	679	335	909	(25)	5,153

Statistical data:
Return on average assets (a)	0.59%	0.51%	(0.50)%	N/M	N/M	0.40%
Return on average attributed equity	7.56	13.19	(6.86)	N/M	N/M	5.00
Net interest margin (b)	3.08	3.45	3.27	N/M	N/M	3.08
Efficiency ratio	45.67	77.94	103.78	N/M	N/M	65.58

(a) Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(b) Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE - Fully Taxable Equivalent

N/M - Not Meaningful

Note 14 - Business Segment Information (continued)

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida.  In addition to the four primary geographic markets, Other Markets and International are also reported as market segments.  Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in the Segment Reporting Topic of the ASC.  For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at September 30, 2009.

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

Note 14 - Business Segment Information (continued)

Market segment financial results for the nine months ended September 30, 2009 and 2008 are shown in the table below.

							Finance
(dollar amounts in millions)					Other		& Other
Nine Months Ended September 30, 2009	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$ 601	$ 461	$ 220	$ 33	$ 118	$ 51	$ (307)	$ 1,177
Provision for loan losses	346	280	65	58	68	14	(5)	826
Noninterest income	329	100	63	9	40	24	271	836
Noninterest expenses	567	323	177	28	62	23	45	1,225
Provision (benefit) for income taxes (FTE)	(7)	(21)	15	(18)	(29)	14	(37)	(83)
Income from discontinued operations, net of tax	—	—	—	—	—	—	1	1
Net income (loss)	$ 24	$ (21)	$ 26	$ (26)	$ 57	$ 24	$ (38)	$ 46
Net credit-related charge-offs	$ 255	$ 241	$ 40	$ 44	$ 59	$ 5	$ —	$ 644

Selected average balances:
Assets	$ 18,075	$ 14,814	$ 7,768	$ 1,787	$ 4,344	$ 2,044	$ 15,464	$ 64,296
Loans	17,353	14,615	7,536	1,790	4,027	1,992	(2)	47,311
Deposits	17,089	10,837	4,436	304	1,546	791	5,529	40,532
Liabilities	17,384	10,754	4,447	294	1,602	780	21,911	57,172
Attributed equity	1,582	1,376	699	171	406	161	2,729	7,124

Statistical data:
Return on average assets (a)	0.17%	(0.19)%	0.45%	(1.93)%	1.74%	1.58%	N/M	0.09%
Return on average attributed equity	2.01	(2.03)	5.02	(20.13)	18.63	20.04	N/M	(1.48)
Net interest margin (b)	4.62	4.20	3.90	2.48	3.96	3.34	N/M	2.65
Efficiency ratio	60.98	57.57	62.46	66.00	42.64	30.87	N/M	68.82

							Finance
					Other		& Other
Nine Months Ended September 30, 2008	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$ 574	$ 512	$ 220	$ 35	$ 109	$ 45	$ (108)	$ 1,387
Provision for loan losses	96	309	32	26	35	(2)	(2)	494
Noninterest income	414	105	74	12	39	24	51	719
Noninterest expenses	594	335	182	32	170	31	(4)	1,340
Provision (benefit) for income taxes (FTE)	107	(6)	31	(4)	(54)	15	(10)	79
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—	—
Net income (loss)	$ 191	$ (21)	$ 49	$ (7)	$ (3)	$ 25	$ (41)	$ 193
Net credit-related charge-offs	$ 114	$ 176	$ 17	$ 21	$ 10	$ 1	$ —	$ 339

Selected average balances:
Assets	$ 19,732	$ 17,061	$ 7,980	$ 1,882	$ 4,628	$ 2,376	$ 11,258	$ 64,917
Loans	19,093	16,744	7,710	1,876	4,206	2,257	22	51,908
Deposits	15,985	12,305	4,007	310	1,430	784	7,748	42,569
Liabilities	16,651	12,290	4,023	305	1,529	789	24,177	59,764
Attributed equity	1,647	1,325	619	125	393	160	884	5,153

Statistical data:
Return on average assets (a)	1.29%	(0.17)%	0.82%	(0.44)%	(0.10)%	1.42%	N/M	0.40%
Return on average attributed equity	15.45	(2.15)	10.58	(6.68)	(1.14)	21.17	N/M	5.00
Net interest margin (b)	4.00	4.08	3.80	2.53	3.42	2.60	N/M	3.08
Efficiency ratio	63.56	54.67	63.33	66.23	115.05	43.95	N/M	65.58

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

The impact of discontinued operations was not material to net income for the three- and nine-month periods ended September 30, 2009 and 2008.

Note 16 — Variable Interest Entities (VIE’s)

The Corporation evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Corporation was the primary beneficiary and should consolidate the entity based on the variable interests it held. The following provides a summary of the VIE’s in which the Corporation has a significant interest.

The Corporation owns 100 percent of the common stock of an entity formed in 2007 to issue trust preferred securities. This entity meets the definition of a VIE, but the Corporation is not the primary beneficiary as the expected losses and residual returns of the trust are absorbed by the trust preferred stock holders. The trust preferred securities held by this entity ($500 million at September 30, 2009) qualify as Tier 1 capital and are classified as subordinated debt included in “medium- and long-term debt” on the consolidated balance sheets, with associated interest expense recorded in “interest on medium- and long-term debt” on the consolidated statements of income. The Corporation is not exposed to loss related to this VIE.

The Corporation has limited partnership interests in three venture capital funds, which were acquired in 1998, 1999 and 2001, where the general partner (an employee of the Corporation) in these three partnerships is considered a related party to the Corporation. These entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities as the majority of variable interests are expected to accrue to the nonaffiliated limited partners. As such, the Corporation accounts for its interest in these partnerships on the cost method.  Investments are included in “accrued income and other assets” on the consolidated balance sheets, with income (net of write-downs) recorded in “other noninterest income” on the consolidated statements of income.  These entities had approximately $143 million in assets at September 30, 2009. Exposure to loss as a result of involvement with these entities at September 30, 2009 was limited to the book basis of the Corporation’s investments of approximately $4 million and approximately $1 million of commitments for future investments.

The Corporation, as a limited partner, also holds an insignificant ownership percentage interest in 131 other venture capital and private equity investment partnerships where the Corporation is not related to the general partner. While these entities may meet the definition of a VIE, the Corporation is not the primary beneficiary of any of these entities as a result of its insignificant ownership interest. The Corporation accounts for its interests in these partnerships on the cost method. Investments are included in “accrued income and other assets” on the consolidated balance sheets, with income (net of write-downs) recorded in “other noninterest income” on the consolidated statements of income. Exposure to loss as a result of involvement with these entities at September 30, 2009 was limited to the book basis of the Corporation’s investments of approximately $54 million and approximately $30 million of commitments for future investments.

Two limited liability subsidiaries of the Corporation are the general partners in two investment fund partnerships, formed in 1999 and 2003. These subsidiaries manage the investments held by these funds. These two investment partnerships meet the definition of a VIE. In the investment fund partnership formed in 1999, the Corporation is not the primary beneficiary of the entity, as the majority of the variable interests are expected to accrue to the nonaffiliated limited partners. As such, the Corporation accounts for its indirect interests in this partnership on the cost method. This investment partnership had approximately $57 million in assets at September 30, 2009 and was structured so that the Corporation’s exposure to loss as a result of its interest would be limited to the book basis of the Corporation’s investment in the limited liability subsidiary, which was insignificant at September 30, 2009. In the investment fund partnership formed in 2003, the Corporation is the primary beneficiary and consolidates the entity, as the majority of the variable interests are expected to accrue to the Corporation. This investment partnership had assets of approximately $4 million at September 30, 2009 and was structured so that the Corporation’s exposure to loss as a result of its interest would be limited to the book basis of the Corporation’s investment in the limited liability subsidiary, which was insignificant at September 30, 2009.  Total fee revenue earned by the Corporation as general partner for these funds was insignificant (less than $0.1 million) for each of the three- and nine-month periods ended September 30, 2009 and 2008.

Note 16 — Variable Interest Entities (VIE’s) (continued)

The Corporation has a significant limited partnership interest in 20 low income housing tax credit/historic rehabilitation tax credit partnerships, acquired at various times from 1992 through 2008. These entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities as the majority of the variable interests are expected to accrue to the general partner, who is also the party engaging in activities that are most closely associated with the entities. The Corporation accounts for its interest in these partnerships on the cost or equity method. These entities had approximately $140 million in assets at September 30, 2009. Exposure to loss as a result of the Corporation’s involvement with these entities at September 30, 2009 was limited to the book basis of the Corporation’s investment of approximately $9 million, which includes unused commitments for future investments.

The Corporation, as a limited partner, also holds an insignificant ownership percentage interest in 117 other low income housing tax credit/historic rehabilitation tax credit partnerships. While these entities may meet the definition of a VIE, the Corporation is not the primary beneficiary of any of these entities as a result of its insignificant ownership interest. As such, the Corporation accounts for its interest in these partnerships on the cost or equity method. Exposure to loss as a result of its involvement with these entities at September 30, 2009 was limited to the book basis of the Corporation’s investment of approximately $328 million, which includes unused commitments for future investments.

As a limited partner, the Corporation obtains income tax credits and deductions from the operating losses from these low income housing tax credit/historic rehabilitation tax credit partnerships, which are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable.  These income tax credits and deductions are allocated to the funds’ investors based on their ownership percentages. Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other noninterest income” on the consolidated statements of income.   In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund low income housing partnerships ($68 million at September 30, 2009).

The Corporation provided no financial or other support to any of the above VIE’s that was not contractually required during the three- and nine-month periods ended September 30, 2009, respectively.

The following table summarizes the impact of these VIE’s on line items on the Corporation’s consolidated statements of income.

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
Classfication in Earnings	2009	2008	2009	2008
Interest on medium- and long-term debt	$9	$9	$26	$26
Other noninterest income	(14)	(12)	(45)	(34)
Provision (benefit) for income taxes (a)	(12)	(12)	(35)	(33)

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

Results of Operations

Net income for the three months ended September 30, 2009 was $19 million, a decrease of $9 million, or 37 percent, from $28 million reported for the three months ended September 30, 2008.  The decrease in net income in the third quarter 2009 from the comparable prior year quarter resulted primarily from an increase of $139 million in the provision for credit losses ($146 million increase in the provision for loan losses, $7 million decrease in the provision for credit losses on lending-related commitments), and an $81 million decline in net interest income, partially offset by a third quarter 2008 charge of $96 million related to the repurchase of auction-rate securities from certain customers (included in “litigation and operational losses” on the consolidated statements of income) and an $80 million increase in net securities gains. After preferred dividends of $34 million, the net loss applicable to common stock was $15 million for the third quarter 2009, compared to net income applicable to common stock of $28 million in the same period a year ago. The diluted net loss per common share was $0.10 in the third quarter 2009, compared to diluted net income per common share of $0.19 for the same period a year ago.

Net income for the first nine months of 2009 was $46 million, a decrease of $147 million, or 76 percent, from $193 million reported for the nine months ended September 30, 2008.  The decrease in net income in the nine months ended September 30, 2009 from the comparable period last year resulted primarily from a $309 million increase in the provision for credit losses ($332 million increase in the provision for loan losses, $23 million decrease in the provision for credit losses on lending-related commitments), a $213 million decline in net interest income and a $66 million increase in Federal Deposit Insurance Corporation (FDIC) insurance expense, partially offset by a $170 million increase in net securities gains, the $96 million third quarter 2008 auction-rate securities charge discussed above and a $63 million decrease in salaries and employee benefits expense.  After preferred dividends of $101 million, the net loss applicable to common stock was $55 million for the first nine months of 2009, compared to net income applicable to common stock of $193 million in the same period a year ago.  The diluted net loss per common share was $0.36 for the first nine months of 2009, compared to diluted net income per common share of $1.28 for the comparable period last year.

2009 Outlook

•                  Management continues to focus on developing new and expanding existing customer relationships.  While the economic recovery appears to be underway, management expects subdued loan demand as loan growth typically lags other economic indicators.

•                  Management expects the fourth quarter 2009 net interest margin to increase as a result of maturities of higher-cost certificates of deposit and wholesale funding and a reduction in excess liquidity.  The target federal funds and short-term LIBOR rates are expected to remain flat for the remainder of 2009.

•                  Based on no significant deterioration of the economic environment, management expects net credit-related charge-offs in the fourth quarter 2009 to improve modestly compared to third quarter 2009. The provision for credit losses is expected to continue to exceed net charge-offs.

•                  Management does not expect significant securities gains from the sale of mortgage-backed government agency securities in the fourth quarter 2009.

•                  Management expects a mid- to high-single digit decrease in full-year 2009 noninterest expenses, compared to full-year 2008, due to control of discretionary expenses and workforce.

Net Interest Income

Net interest income was $385 million for the three months ended September 30, 2009, a decrease of $81 million compared to $466 million for the same period in 2008.  The decrease in net interest income in the third quarter 2009, compared to the same period in 2008, resulted primarily from a decrease in earning assets (primarily loans), the reduced contribution of noninterest-bearing funds in a significantly lower rate environment and the impact of a higher level of nonaccrual loans.  The rate-volume analysis in Table I of this financial review details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended September 30, 2009, compared to the same period in the prior year. On a FTE basis, net interest income decreased $80 million to $387 million for the three months ended September 30, 2009, from $467 million for the comparable period in 2008.  Average earning assets decreased $2.4 billion, or four percent, to $57.5 billion in the third quarter 2009, compared to the third quarter 2008, primarily due to a $6.7 billion, or 13 percent, decrease in average loans to $44.8 billion, partially offset by increases of $3.5 billion in average interest-bearing deposits with the Federal Reserve Bank and $924 million in average investment securities available-for-sale.  The net interest margin (FTE) for the three months ended September 30, 2009 decreased 43 basis points to 2.68 percent, from 3.11 percent for the comparable period in 2008, primarily due to the reasons cited for the decrease in net interest income discussed above. In addition, the net interest margin was reduced by approximately 16 basis points in the third quarter 2009 from excess liquidity, represented by $3.5 billion of average balances deposited with the Federal Reserve Bank. The excess liquidity resulted from strong core deposit growth and sales of mortgage-backed government agency securities at a time when loan demand remained weak.

Net interest income was $1.2 billion for the nine months ended September 30, 2009, a decrease of $213 million compared to $1.4 billion for the same period in 2008.  The decrease in net interest income in the nine months ended September 30, 2009, compared to the same period in 2008, was primarily due to the same reasons cited in the quarterly discussion above, partially offset by $38 million tax-related non-cash charges to lease income in the nine months ended September 30, 2008.  Table II provides an analysis of net interest income for the first nine months of 2009 on a FTE basis compared to the same period in the prior year. On a FTE basis, net interest income for the nine months ended September 30, 2009 was $1.2 billion, compared to $1.4 billion for the same period in 2008, a decrease of $210 million.  Average earning assets decreased $603 million, or one percent, to $59.6 billion for the nine months ended September 30, 2009, compared to $60.2 billion for the same period in the prior year, primarily due to a $4.6 billion, or nine percent, decrease in average loans to $47.3 billion, partially offset by increases of $2.4 billion in average interest-bearing deposits with the Federal Reserve Bank and $1.8 billion in average investment securities available-for-sale. The net interest margin (FTE) for the nine months ended September 30, 2009 decreased 43 basis points to 2.65 percent from 3.08 percent for the same period in 2008, primarily due to the same reasons cited in the quarterly discussion above.  The impact of the $2.4 billion increase in average balances deposited with the Federal Reserve Bank was a reduction of approximately 11 basis points to the net interest margin (FTE) for the nine months ended September 30, 2009.  The impact of the 2008 tax-related non-cash charge to lease income, discussed above, on net interest margin for the nine months ended September 30, 2008 was a decrease of eight basis points.

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

Management expects the fourth quarter 2009 net interest margin to increase as a result of maturities of higher-cost certificates of deposit and wholesale funding and a reduction in excess liquidity.  The target federal funds and short-term LIBOR rates are expected to remain flat for the remainder of 2009.

Table I - Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	September 30, 2009			September 30, 2008
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (a) (b)	$23,401	$223	3.79%	$28,521	$347	4.85%
Real estate construction loans	4,033	29	2.83	4,675	55	4.65
Commercial mortgage loans	10,359	110	4.21	10,511	142	5.38
Residential mortgage loans	1,720	24	5.66	1,870	28	5.92
Consumer loans	2,550	24	3.68	2,599	31	4.83
Lease financing (c)	1,218	12	3.96	1,365	4	1.07
International loans	1,501	14	3.65	1,967	24	4.85
Business loan swap income	—	9	—	—	4	—
Total loans (b)	44,782	445	3.94	51,508	635	4.91

Auction-rate securities available-for-sale	962	3	1.29	—	—	—
Other investment securities available-for-sale	8,108	62	3.10	8,146	99	4.85
Total investment securities available-for-sale	9,070	65	2.91	8,146	99	4.85

Federal funds sold and securities purchased under agreements to resell	2	—	0.29	70	—	1.87
Interest-bearing deposits with banks	3,538	2	0.25	20	—	1.72
Other short-term investments	121	1	1.80	202	2	3.67
Total earning assets	57,513	513	3.55	59,946	736	4.89

Cash and due from banks	873			1,228
Allowance for loan losses	(992)			(723)
Accrued income and other assets	4,554			4,412
Total assets	$61,948			$64,863

Money market and NOW deposits (a)	$13,090	15	0.46	$14,204	45	1.26
Savings deposits	1,347	—	0.09	1,350	1	0.42
Customer certificates of deposit	8,145	46	2.23	7,690	53	2.73
Total interest-bearing core deposits	22,582	61	1.07	23,244	99	1.70

Other time deposits	3,573	28	3.05	5,209	37	2.81
Foreign office time deposits	660	—	0.24	814	5	2.51
Total interest-bearing deposits	26,815	89	1.32	29,267	141	1.92

Short-term borrowings	434	—	0.13	5,413	30	2.20
Medium- and long-term debt	13,311	37	1.10	12,880	98	3.02
Total interest-bearing sources	40,560	126	1.23	47,560	269	2.25

Noninterest-bearing deposits (a)	13,225			10,646
Accrued expenses and other liabilities	1,098			1,582
Total shareholders’ equity	7,065			5,075
Total liabilities and shareholders’ equity	$61,948			$64,863

Net interest income/rate spread (FTE)		$387	2.32		$467	2.64

FTE adjustment		$2			$1

Impact of net noninterest-bearing sources of funds			0.36			0.47
Net interest margin (as a percentage of average earning assets) (FTE) (b) (c) (d)			2.68%			3.11%

N/M - Not meaningful

(a) FSD balances included above:
Loans (primarily low-rate)	$209	$1	1.94%	$401	$2	1.74%
Interest-bearing deposits	384	—	0.47	907	4	1.65
Noninterest-bearing deposits	1,258			1,542
(b) Impact of FSD loans (primarily low-rate) on the following:
Commercial loans			(0.02)%			(0.05)%
Total loans			(0.01)			(0.02)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			—			(0.01)

(c)          Third quarter 2008 net interest income declined $8 million and the net interest margin declined six basis points due to a tax-related non-cash lease income charge. Excluding this charge, the net interest margin would have been 3.17% in the third quarter 2008.

(d)         Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 16 basis points in the third quarter 2009 and had no impact on the net interest margin in the third quarter 2008.  Excluding excess liquidity, the net interest margin would have been 2.84% in the third quarter 2009.

Table I - Quarterly Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	September 30, 2009/September 30, 2008
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume (a)	(Decrease)
Loans	$(127)	$(63)	$(190)
Investment securities available-for-sale	(37)	3	(34)
Federal funds sold and securites purchased under agreements to repurchase	—	—	—
Interest-bearing deposits with banks	—	2	2
Other short-term investments	—	(1)	(1)
Total earning assets	(164)	(59)	(223)

Interest-bearing deposits	(41)	(11)	(52)
Short-term borrowings	(28)	(2)	(30)
Medium- and long-term debt	(62)	1	(61)
Total interest-bearing sources	(131)	(12)	(143)

Net interest income/rate spread (FTE)	$(33)	$(47)	$(80)

(a) Rate/Volume variances are allocated to variances due to volume.

Table II — Year-to-date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Nine Months Ended
	September 30, 2009			September 30, 2008
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans (a) (b)	$25,399	$678	3.57%	$28,992	$1,135	5.23%
Real estate construction loans	4,287	94	2.92	4,776	184	5.16
Commercial mortgage loans	10,422	327	4.20	10,343	442	5.71
Residential mortgage loans	1,787	76	5.69	1,898	85	5.99
Consumer loans	2,565	71	3.71	2,532	100	5.29
Lease financing (c)	1,248	29	3.08	1,354	(4)	N/M
International loans	1,603	46	3.80	2,013	79	5.24
Business loan swap income	—	25	—	—	19	—
Total loans (b)	47,311	1,346	3.80	51,908	2,040	5.25

Auction-rate securities available-for-sale	1,040	12	1.50	—	—	—
Other investment securities available-for-sale	8,617	267	4.24	7,889	288	4.88
Total investment securities available-for-sale	9,657	279	3.93	7,889	288	4.88

Federal funds sold and securities purchased under agreements to resell	24	—	0.32	100	2	2.40
Interest-bearing deposits with banks	2,426	5	0.25	19	—	2.03
Other short-term investments	162	2	1.79	267	8	4.07
Total earning assets	59,580	1,632	3.67	60,183	2,338	5.19

Cash and due from banks	901			1,228
Allowance for loan losses	(913)			(661)
Accrued income and other assets	4,728			4,167
Total assets	$64,296			$64,917

Money market and NOW deposits (a)	$12,579	49	0.52	$14,774	170	1.54
Savings deposits	1,326	1	0.12	1,371	5	0.50
Customer certificates of deposit	8,571	159	2.48	8,003	200	3.35
Total interest-bearing core deposits	22,476	209	1.25	24,148	375	2.08

Other time deposits	4,983	109	2.93	6,719	176	3.49
Foreign office time deposits	688	2	0.31	1,064	25	3.09
Total interest-bearing deposits	28,147	320	1.52	31,931	576	2.41

Short-term borrowings	1,262	2	0.25	4,084	78	2.54
Medium- and long-term debt	14,073	133	1.26	11,597	297	3.42
Total interest-bearing sources	43,482	455	1.40	47,612	951	2.67

Noninterest-bearing deposits (a)	12,385			10,638
Accrued expenses and other liabilities	1,305			1,514
Total shareholders’ equity	7,124			5,153
Total liabilities and shareholders’ equity	$64,296			$64,917

Net interest income/rate spread (FTE)		$1,177	2.27		$1,387	2.52

FTE adjustment		$6			$3

Impact of net noninterest-bearing sources of funds			0.38			0.56
Net interest margin (as a percentage of average earning assets) (FTE) (b) (c) (d)			2.65%			3.08%

N/M - Not meaningful

(a) FSD balances included above:
Loans (primarily low-rate)	$212	$3	1.87%	$557	$6	1.36%
Interest-bearing deposits	484	2	0.60	998	16	2.11
Noninterest-bearing deposits	1,313			1,752
(b) Impact of FSD loans (primarily low-rate) on the following:
Commerical loans			(0.01)%			(0.07)%
Total loans			(0.01)			(0.04)
Net interest margin (FTE) (assuming loans were funded by noninterest-bearing deposits)			—			(0.02)

(c)   Year-to-date 2008 net interest income declined $38 million and the net interest margin declined eight basis points due to tax-related non-cash lease income charges. Excluding these charges, the net interest margin would have been 3.16% year-to-date 2008.

(d)   Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 11 basis points year-to-date 2009 and had no impact on the net interest margin year-to-date 2008.  Excluding excess liquidity, the net interest margin would have been 2.76% year-to-date 2009.

Table II — Year-to-date Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE) (continued)

	Nine Months Ended
	September 30, 2009/September 30, 2008
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume (a)	(Decrease)
Loans	$(572)	$(122)	$(694)
Investment securities available-for-sale	(43)	34	(9)
Federal funds sold and securites purchased under agreements to repurchase	(2)	—	(2)
Interest-bearing deposits with banks	—	5	5
Other short-term investments	(2)	(4)	(6)
Total earning assets	(619)	(87)	(706)

Interest-bearing deposits	(219)	(37)	(256)
Short term borrowings	(71)	(5)	(76)
Medium- and long-term debt	(187)	23	(164)
Total interest-bearing sources	(477)	(19)	(496)

Net interest income/rate spread (FTE)	$(142)	$(68)	$(210)

(a) Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

The provision for loan losses was $311 million for the third quarter 2009, compared to $165 million for the same period in 2008.  The provision for loan losses for the first nine months of 2009 was $826 million, compared to $494 million for the same period in 2008.  The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed under the “Credit Risk” subheading in the section entitled “Risk Management” of this financial review.  The increase of $146 million in the provision for loan losses in the three-month period ended September 30, 2009, when compared to the same period in 2008, resulted primarily from challenges in the Middle Market (Midwest market), Commercial Real Estate (primarily residential real estate developers in the Western, Midwest and Florida markets), Leasing (Midwest market) and Private Banking (Western market) loan portfolios.  The increase of $332 million in the provision for loan losses in the nine-month period ended September 30, 2009, when compared to the same period in 2008, resulted primarily from challenges in the Middle Market (Midwest market), Commercial Real Estate (primarily residential real estate developers in the Midwest market), Leasing (Midwest market) and Global Corporate Banking (Western market) loan portfolios. The national economy was hampered by turmoil in the financial markets, declining home values and a global recession. Signs of growth in the national economy began in the third quarter of 2009, as the credit and capital markets began functioning at a more normal level and the housing market began to stabilize. Michigan contracted in the first half of 2009, but has recently shown signs of leveling off.  The average Michigan Business Activity Index compiled by the Corporation for January through August 2009 declined 16 percent, compared to the average for the full-year 2008.  However, the August 2009 index rebounded by 11 percent from a low reached in May 2009, primarily due to an increase in demand for autos and other items produced in Michigan. The Michigan Business Activity index represents nine different measures of Michigan economic activity compiled by the Corporation.  The California economy continues to lag behind the national economy, primarily due to severe weakness in the state’s housing sector and the state’s ongoing budget crisis. However, the California Economic Activity Index compiled by the Corporation is signaling that a recovery is underway. The August 2009 index is up 11 percent from a low reached in March of 2009 despite a decline in the job growth component of the index. The California Economic Activity Index equally weights nine seasonally-adjusted coincident indicators of real economic activity compiled by the Corporation.  A wide variety of economic reports indicate that Texas continued to outperform the nation in 2008 and through August 2009.  The Texas economy began contracting following the financial market turmoil in the fall of 2008 but has experienced a much more modest retrenchment in homebuilding than most other states. However, the state’s energy sector has experienced a significant retrenchment as drilling activity declined in reaction to the ongoing drop in natural gas prices in the first eight months of 2009.  Forward-looking indicators suggest that economic conditions in the Corporation’s primary geographic markets are likely to strengthen gradually as moderate national and global recoveries continue to develop.

The provision for credit losses on lending-related commitments was a charge of $2 million for the three months ended September 30, 2009, compared to a charge of $9 million for the same period in 2008.  The provision for credit loses on lending-related commitments was a negative provision of $3 million for the nine months ended September 30, 2009, compared to a charge of $20 million for the same period in 2008. The Corporation establishes this provision to maintain an adequate allowance to cover probable credit losses inherent in lending-related commitments.  The decreases for both the three- and nine-month periods ended September 30, 2009, when compared to the same periods in 2008, resulted primarily from the cancellation and drawdown of letters of credit in the Midwest market and a reduction in unfunded commitment levels.

Based on no significant deterioration of the economic environment, management expects net credit-related charge-offs in the fourth quarter 2009 to improve modestly compared to third quarter 2009. The provision for credit losses is expected to continue to exceed net charge-offs.

Noninterest Income

Noninterest income was $315 million for the three months ended September 30, 2009, an increase of $75 million, or 31 percent, compared to $240 million for the same period in 2008.  The increase in noninterest income in the third quarter 2009, compared to the third quarter 2008, was primarily due to an $80 million increase in net securities gains and a $7 million gain on the repurchase of debt, partially offset by a $10 million decrease in fiduciary income. The decrease in fiduciary income resulted largely from the decline in institutional trust fees related to the sale of the Corporation’s proprietary defined contribution plan recordkeeping business in the second quarter 2009 and lower personal trust fees related to the market decline.  Net securities gains in the third quarter 2009 included gains on sales of mortgage-backed government agency securities ($102 million) and redemptions of auction-rate securities ($5 million), while net securities gains in the third quarter 2008 included a $27 million gain on the sale of Visa shares.

Noninterest income was $836 million for the first nine months of 2009, an increase of $117 million, or 16 percent, compared to the same period in 2008, primarily due to a $170 million increase in net securities gains, $8 million of net gains on the termination of certain leverage leases in 2009, a $7 million third quarter 2009 gain on the repurchase of debt and a $5 million gain resulting from the sale of the Corporation’s proprietary defined contribution plan recordkeeping business in the second quarter 2009. These increases were partially offset by a $30 million decrease in fiduciary income, an $11 million decrease in risk management hedge gains and smaller decreases in several other noninterest income categories.  The decrease in fiduciary income was largely due to a decline in institutional trust fees related to the sale of the Corporation’s proprietary defined contribution plan recordkeeping business, discussed above, and lower personal trust fees related to the market decline.  Net securities gains increased primarily due to $220 million of gains on the sale of mortgage-backed government agency securities and $13 million of gains on the redemption of auction-rate securities in the first nine months of 2009, compared to gains resulting from sales of Visa shares ($48 million) and the sale of MasterCard shares ($14 million) in 2008.

Management does not expect significant securities gains from the sale of mortgage-backed government agency securities in the fourth quarter 2009.

Noninterest Expenses

Noninterest expenses were $399 million for the three months ended September 30, 2009, a decrease of $115 million, or 22 percent, from $514 million for the comparable period in 2008.  The decrease in noninterest expenses in the third quarter 2009, compared to the third quarter 2008, reflected decreases in litigation and operational losses ($102 million), salaries expense ($21 million), the provision for credit losses on lending-related commitments ($7 million) and targeted decreases in discretionary categories, partially offset by increases in FDIC insurance expense ($10 million), pension expense ($9 million) and other real estate expense ($8 million). The decrease in litigation and operational losses reflected a $96 million charge in the third quarter 2008 related to the repurchase of auction-rate securities from certain customers. As detailed in the table below, total salaries expense decreased $21 million, or 11 percent, in the three months ended September 30, 2009, compared to the same period in 2008, primarily due to decreases in incentives ($14 million) and regular salaries ($13 million).  Contributing to the decline in salaries expense was a decrease of approximately 1,000 full-time equivalent staff, or nine percent, from September 30, 2008 to September 30, 2009.

Noninterest expenses were $1.2 billion for the first nine months of 2009, a decrease of $115 million, or nine percent, from $1.3 billion for the comparable period in 2008.  Noninterest expenses in the first nine months of 2009, compared to the first nine months of 2008, reflected decreases in litigation and operational losses ($92 million), salaries expense ($81 million), the provision for credit losses on lending-related commitments ($23 million) and customer services expense ($9 million), partially offset by increases in FDIC insurance expense ($66 million), pension expense ($29 million) and other real estate expense ($21 million).  The increase in FDIC insurance expense was primarily due to the second quarter 2009 industry-wide special assessment charge ($29 million) and an increase in base assessment rates.  The remaining increases and decreases for the first nine months of 2009, when compared to the first nine months of 2008, were primarily due to the same reasons cited in the quarterly discussion above.

The following table summarizes the various components of salaries and employee benefits expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008

Salaries
Salaries - regular	$142	$155	$431	$457
Severance	—	2	4	5
Incentives (including commissions)	17	31	45	98
Deferred compensation plan costs	5	(6)	8	(7)
Share-based compensation	7	10	25	41
Total salaries	171	192	513	594
Employee benefits
Pension expense	14	5	44	15
Other employee benefits	37	41	115	126
Total employee benefits	51	46	159	141
Total salaries and employee benefits	$222	$238	$672	$735

Management expects a mid- to high-single digit decrease in full-year 2009 noninterest expenses, compared to full-year 2008, due to control of discretionary expenses and workforce.

Provision for Income Taxes

The provision for income taxes for the third quarter 2009 was a benefit of $29 million, compared to a provision of less than $0.5 million for the same period a year ago.  For the nine months ended September 30, 2009, the provision for income taxes was a benefit of $89 million, compared to a provision of $76 million for the same period a year ago.  The large tax benefit in the three- and nine- month periods ended September 30, 2009 reflected the impact of permanent differences, credits and the tax adjustments described below.

The income tax benefit for the three months ended September 30, 2009 primarily reflected a $9 million after-tax benefit due to the accrual of interest related to certain anticipated refunds due from the Internal Revenue Service (IRS).  For the nine months ended September 30, 2009, the income tax benefit included $15 million related to the impact of the settlement of certain tax matters related to the audit of years 2001-2004, the filing of certain amended state tax returns and the recognition of certain anticipated refunds due from the IRS. The provision for income taxes for the three- and nine- month periods ended September 30, 2008 reflected net after-tax charges of $1 million and $20 million, respectively, related to the acceptance of a global settlement offered by the IRS on certain structured leasing transactions, a settlement with the IRS on disallowed foreign tax credits related to a series of loans to foreign borrowers and other adjustments to tax reserves.

In the second quarter 2009, the Corporation elected to change the accounting method used to calculate interim period federal income taxes from an estimated annual effective tax rate method to a method which determines taxes based on each discrete quarter’s pre-tax income.  For further information on the change in method, refer to the “Critical Accounting Policies” section of this financial review and Note 6 of these consolidated financial statements.

Business Segments

The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance Division.  Note 14 to these consolidated financial statements presents financial results of these business segments for the nine months ended September 30, 2009 and 2008. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 14 to these consolidated financial statements and Note 25 to the consolidated financial statements in the Corporation’s 2008 Annual Report.

The following table presents net income (loss) by business segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2009		2008
Business Bank	$83	99%	$184	78%
Retail Bank	(37)	(44)	67	29
Wealth & Institutional Management	38	45	(17)	(7)
	84	100%	234	100%
Finance	(48)		(10)
Other (a)	10		(31)
Total	$46		$193

(a) Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division

The Business Bank’s net income of $83 million decreased $101 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  Net interest income (FTE) was $985 million, an increase of $37 million from the comparable prior year period.  The increase in net interest income (FTE) was primarily due to increased loan spreads and the reduced negative impact of the Financial Services Division (see footnote (a) to Table I of this financial review), partially offset by a $4.3 billion decrease in average loans, excluding the Financial Services Division. The provision for loan losses of $681 million increased $277 million from the comparable period in the prior year, primarily due to increases in reserves for the Middle Market, Leasing, Global Corporate Banking and Commercial Real Estate loan portfolios.  Net credit-related charge-offs of $529 million increased $238 million from the comparable period in the prior year, primarily due to an increase in charge-offs in the Middle Market, Commercial Real Estate, Global Corporate Banking and Leasing loan portfolios, partially offset by a decline in charge-offs for Western residential real estate developers, mostly in California.  Noninterest income of $214 million decreased $26 million from the comparable prior year period, primarily due to a $14 million 2008 gain on the sale of MasterCard shares and decreases in investment banking fees ($8 million), bankcard fees ($7 million) and customer derivative income ($7 million), partially offset by an increase in warrant income ($6 million) and an $8 million net gain on the termination of certain leveraged leases in the first nine months of 2009.  Noninterest expenses of $473 million decreased $63 million from the same period in the prior year, primarily due to decreases in allocated net corporate overhead expenses ($35 million), incentive compensation ($26 million), customer services expense ($9 million), the provision for credit losses on lending-related commitments ($7 million) and salaries expense ($5 million), and smaller decreases in several other expense categories, partially offset by increases in FDIC insurance expense ($22 million) and other real estate expenses ($18 million).

The Retail Bank’s net income decreased $104 million, to a net loss of $37 million for the nine months ended September 30, 2009, compared to net income of $67 million for the nine months ended September 30, 2008.  Net interest income (FTE) of $380 million decreased $57 million from the comparable period in the prior year, primarily due to a decline in loan spreads, a decline in deposit spreads (resulting from a significantly lower rate environment) and a $230 million decrease in average loans, partially offset by the benefit provided by an increase in average deposit balances of $608 million.  The provision for loan losses increased $28 million from the comparable period in the prior year, due to an increase in reserves for the Personal Financial Services and Small Business loan portfolios.  Noninterest income of $142 million decreased $66 million from the comparable prior year period, primarily due to $48 million of gains on the sale of Visa shares in the first nine months of 2008, a decline in net gains from the sale of SBA and student loans ($8 million) and a decrease in service charges on deposit accounts ($6 million).  Noninterest expenses of $482 million increased $16 million from the same period in the prior year, primarily due to the 2008 reversal of a $13 million Visa loss sharing arrangement expense, and increases in FDIC insurance expense ($26 million) and net occupancy expense ($6 million).  The increase in net occupancy expense resulted primarily from new banking centers.  These increases were partially offset by decreases in allocated net corporate overhead expenses ($15 million) and incentive compensation ($10 million).

Wealth & Institutional Management’s net income of $38 million increased $55 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  Net interest income (FTE) of $119 million increased $9 million from the comparable period in the prior year, primarily due to a $281 million increase in average loan balances.  The provision for loan losses increased $30 million from the comparable period in the prior year, primarily due to an increase in reserves for the Private Banking loan portfolio.  Noninterest income of $209 million decreased $11 million from the comparable period in the prior year, primarily due to a $29 million decrease in fiduciary income that resulted, in part, from the decline in institutional trust fees related to the sale of the Corporation’s proprietary defined contribution plan recordkeeping business in the second quarter 2009 and market decline, partially offset by gains of $13 million on the redemption of auction-rate securities and $5 million resulting from the sale of the Corporation’s proprietary defined contribution plan recordkeeping business. Noninterest expenses of $225 million decreased $117 million from the same period in the prior year, primarily due to a $96 million charge in 2008 related to the repurchase of auction-rate securities from certain customers, and decreases in allocated net corporate overhead expenses ($9 million) and incentive compensation ($8 million), partially offset by an increase in FDIC insurance expense ($4 million).

The net loss for the Finance Division was $48 million for the nine months ended September 30, 2009, compared to a net loss of $10 million for the nine months ended September 30, 2008.  The increase in net loss resulted primarily from a decline of $256 million in net interest income (FTE), largely due to the Corporation’s internal funds transfer policy, which provides a longer-term value for deposits, principally noninterest-bearing deposits. In the current low-rate environment, the Finance Division provided a greater benefit for deposits to the three major business segments in the first nine months of 2009 than was actually realized at the corporate level.  Noninterest expenses increased $6 million, primarily due to an increase in FDIC insurance expense ($7 million).  Partially offsetting these items was a $211 million increase in noninterest income, primarily due to gains on the sale of mortgage-backed government agency securities in the first nine months of 2009.

The Other category’s net income was $10 million for the nine months ended September 30, 2009, compared to a net loss of $31 million for the nine months ended September 30, 2008.  The $41 million increase in net income was primarily due to timing differences between when corporate expenses are reflected as a consolidated expense and when the expenses are allocated to the business segments.

Market Segments

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida.  In addition to the four primary geographic markets, Other Markets and International are also reported as market segments.  Note 14 to these consolidated financial statements contains a description and presents financial results of these market segments for the nine months ended September 30, 2009 and 2008.

The following table presents net income (loss) by market segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2009		2008
Midwest	$24	28%	$191	81%
Western	(21)	(25)	(21)	(9)
Texas	26	31	49	21
Florida	(26)	(31)	(7)	(3)
Other Markets	57	68	(3)	(1)
International	24	29	25	11
	84	100%	234	100%
Finance & Other Businesses (a)	(38)		(41)
Total	$46		$193

(a) Includes discontinued operations and items not directly associated with the market segments

The Midwest market’s net income decreased $167 million to $24 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  Net interest income (FTE) of $601 million increased $27 million from the comparable period in the prior year, primarily due to the benefit provided by a $1.1 billion increase in average deposit balances and an increase in loan spreads, partially offset by a $1.7 billion decline in average loan balances and a decline in deposit spreads, resulting from a significantly lower rate environment.  The provision for loan losses increased $250 million, largely due to increases in reserves for the Middle Market, Commercial Real Estate and Leasing loan portfolios.  Net credit-related charge-offs of $255 million increased $141 million from the comparable period in the prior year, primarily due to an increase in charge-offs in the Middle Market, Leasing, Small Business and Commercial Real Estate (primarily residential real estate developers) loan portfolios.  Noninterest income of $329 million decreased $85 million from the comparable period in the prior year, primarily due to $38 million in gains on the sale of Visa shares in the first nine months of 2008, a $14 million 2008 gain on the sale of MasterCard shares, and decreases in fiduciary income ($22 million), bankcard fees ($8 million) and service charges on deposit accounts ($7 million), partially offset by $8 million in net gains on the termination of certain leveraged leases in the first nine months of 2009.  Noninterest expenses of $567 million decreased $27 million from the same period in the prior year, primarily due to decreases in allocated net corporate overhead expenses ($26 million), incentive compensation ($12 million) and the provision for credit losses on lending-related commitments ($7 million), and smaller decreases in several other noninterest expense categories, partially offset by the 2008 reversal of a $10 million Visa loss sharing arrangement expense and increases in FDIC insurance expense ($26 million) and other real estate expenses ($6 million).

The Western market recorded a net loss of $21 million for both the nine months ended September 30, 2009 and 2008.  Net interest income (FTE) of $461 million decreased $51 million from the comparable prior year period, primarily due to a $1.8 billion decline in average loan balances (excluding the Financial Services Division) and a decline in deposit spreads, resulting from a significantly lower rate environment. The provision for loan losses decreased $29 million, primarily due to a reduction in reserves for the Commercial Real Estate loan portfolio, partially offset by increases in reserves for the Middle Market and Global Corporate Banking loan portfolios.  Noninterest income of $100 million decreased $5 million from the comparable period in the prior year, primarily due to small decreases in several income categories.  Noninterest expenses of $323 million decreased $12 million from the same period in the prior year, primarily due to decreases in allocated net corporate overhead expenses ($17 million), incentive compensation ($10 million) and customer services expense ($9 million), and smaller decreases in several other expense categories, partially offset by increases in FDIC insurance expense ($16 million), other real estate expenses ($14 million) and net occupancy expense ($4 million).

The Texas market’s net income decreased $23 million to $26 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  Net interest income (FTE) of $220 million was unchanged from the comparable period in the prior year, as increases in loan spreads were offset by declines in deposit spreads.  The provision for loan losses increased $33 million, largely due to increases in reserves for the Commercial Real Estate, Middle Market and Energy loan portfolios.  Noninterest income of $63 million decreased $11 million from the same period in the prior year, primarily due to a $7 million gain on the sale of Visa shares in the first nine months of 2008.  Noninterest expenses of $177 million decreased $5 million from the comparable period in the prior year, primarily due to decreases in allocated net corporate overhead expenses ($8 million) and incentive compensation ($4 million), partially offset by an increase in FDIC insurance expense ($7 million).

The Florida market’s net loss was $26 million for the nine months ended September 30, 2009, compared to a net loss of $7 million for the nine months ended September 30, 2008.  Net interest income (FTE) of $33 million decreased $2 million from the comparable period in the prior year. The provision for loan losses increased $32 million, to $58 million for the nine months ended September 30, 2009, when compared to the same period in the prior year, primarily due to an increase in reserves in the Commercial Real Estate and Private Banking loan portfolios, partially offset by a reduction in reserves for the Middle Market loan portfolio.  Noninterest income of $9 million decreased $3 million from the same period in the prior year, primarily due to a decrease in customer derivative income.  Noninterest expenses of $28 million decreased $4 million from the same period in the prior year, primarily due to small declines in several noninterest expense categories.

The Other Markets’ net income increased $60 million to $57 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  Net interest income (FTE) of $118 million increased $9 million from the comparable period in the prior year, primarily due to an increase in loan spreads.  The provision for loan losses increased $33 million, primarily due to an increase in reserves for the Commercial Real Estate, Middle Market and Technology and Life Sciences loan portfolios.  Noninterest income of $40 million increased $1 million from the comparable period in the prior year, as gains of $13 million on the redemption of auction-rate securities and $5 million on the sale of the Corporation’s proprietary defined contribution plan recordkeeping business in the first nine months of 2009 were offset by an $8 million decrease in investment banking fees and smaller decreases in several other noninterest income categories. Noninterest expenses of $62 million decreased $108 million from the comparable period in the prior year, primarily due to a $96 million charge in 2008 related to the repurchase of auction-rate securities from certain customers and a $17 million decrease in incentive compensation.

The International market’s net income decreased $1 million to $24 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  Net interest income (FTE) of $51 million increased $6 million from the comparable period in the prior year. The provision for loan losses increased $16 million.  Noninterest income of $24 million was unchanged from the comparable period in the prior year.  Noninterest expenses of $23 million decreased $8 million from the comparable period in the prior year, primarily due to small changes in several noninterest expense categories.

The net loss for Finance & Other Businesses was $38 million for the nine months ended September 30, 2009, compared to a net loss of $41 million for the nine months ended September 30, 2008.  The $3 million decrease in net loss was due to the same reasons noted in the Finance Division and Other category discussions under the “Business Segments” heading above.

The following table lists the number of the Corporation’s banking centers by market segment at September 30:

	2009	2008
Midwest (Michigan)	232	233
Western:
California	98	96
Arizona	15	12
Total Western	113	108
Texas	88	87
Florida	10	10
International	1	1
Total	444	439

Financial Condition

Total assets were $59.6 billion at September 30, 2009, compared to $67.5 billion at year-end 2008 and $65.2 billion at September 30, 2008.  Total period-end loans decreased $6.9 billion, or 14 percent, from $50.5 billion at December 31, 2008 to $43.6 billion at September 30, 2009.  On an average basis, total loans decreased $6.6 billion, or 13 percent, to $44.8 billion in the third quarter 2009, compared to the fourth quarter 2008. The declines reflected reduced demand in a contracting economic environment. Within average loans, nearly all business lines showed declines, including National Dealer Services (31 percent), Global Corporate Banking (16 percent), Specialty Businesses (16 percent), Middle Market (13 percent), Small Business (nine percent), Commercial Real Estate (eight percent) and Personal Financial Services (five percent), from the fourth quarter 2008 to the third quarter 2009.  Average loans declined in all geographic markets from the fourth quarter 2008 to the third quarter 2009, including Midwest (14 percent), Florida (14 percent), Western (13 percent), Other (13 percent), International (13 percent) and Texas (nine percent).

Management continues to focus on developing new and expanding existing customer relationships.  While the economic recovery appears to be underway, management expects subdued loan demand as loan growth typically lags other economic indicators.

Total liabilities decreased $7.8 billion, or 13 percent, to $52.6 billion at September 30, 2009, from $60.4 billion at December 31, 2008.  Total deposits decreased $2.3 billion, or six percent, to $39.6 billion at September 30, 2009 from December 31, 2008.  Core deposits, which exclude other time deposits and foreign office time deposits, increased $2.0 billion, or six percent, from December 31, 2008 to September 30, 2009.  On an average basis, core deposits increased $2.7 billion, or eight percent, to $35.8 billion in the third quarter 2009, compared to the fourth quarter 2008.  Within average core deposits, nearly all business lines showed increases from the fourth quarter 2008 to the third quarter 2009, including National Dealer Services (53 percent), Global Corporate Banking (47 percent) and Private Banking (21 percent). Average core deposits increased in all geographic markets from the fourth quarter 2008 to the third quarter 2009, including Florida (47 percent), Other Markets (41 percent), International (30 percent), Texas (13 percent) and Midwest (seven percent). Other time deposits, which consist of brokered and institutional deposits, decreased $4.5 billion from December 31, 2008 to September 30, 2009.  Deposits in the Financial Services Division, which include title and escrow deposits and fluctuate with the level of home mortgage financing and refinancing activity, decreased $217 million, to $1.9 billion at September 30, 2009 from $2.1 billion at

December 31, 2008.  Average Financial Services Division noninterest-bearing deposits were $1.3 billion in both the third quarter 2009 and the fourth quarter 2008. Average Financial Services Division interest-bearing deposits decreased $450 million, to $384 million, during the same period.  Medium- and long-term debt decreased $3.8 billion to $11.3 billion at September 30, 2009, from $15.1 billion at December 31, 2008, primarily as a result of the maturity of $2.0 billion of Federal Home Loan Bank advances and $1.6 billion of medium-term notes in the nine months ended September 30, 2009.

Capital

Total shareholders’ equity was $7.0 billion at September 30, 2009, compared to $7.2 billion at December 31, 2008. The following table presents a summary of changes in total shareholders’ equity in the nine months ended September 30, 2009.

(in millions)
Balance at January 1, 2009		$7,152
Retention of earnings (net income less cash dividends declared)		(90)
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$(68)
Cash flow hedges	(9)
Defined benefit and other postretirement plans adjustment	25
Total change in accumulated other comprehensive income (loss)		(52)
Repurchase of common stock under employee stock plans		(1)
Issuance of common stock under employee stock plans		(4)
Share-based compensation		25
Other		5
Balance at September 30, 2009		$7,035

As shown in the table above, cash dividends declared exceeded net income for the first nine months of 2009.  Included in cash dividends declared in the first nine months of 2009 were $114 million of dividends declared on the preferred stock issued to the U.S. Treasury, covering the twelve-month period from November 14, 2008 through November 14, 2009.

In November 2007, the Board of Directors of the Corporation authorized the purchase up to 10 million shares of Comerica Incorporated outstanding common stock, in addition to the remaining unfilled portion of the November 2006 authorization.  There is no expiration date for the Corporation’s share repurchase program.  No shares were purchased as part of the Corporation’s publicly announced repurchase program in the first nine months of 2009.

The following table summarizes the Corporation’s share repurchase activity for the nine months ended September 30, 2009.

	Total Number of Shares
	Purchased as Part of Publicly	Remaining Share	Total Number
	Announced Repurchase Plans	Repurchase	of Shares	Average Price
(shares in thousands)	or Programs	Authorization (a)	Purchased (b)	Paid Per Share
Total first quarter 2009	—	12,576	65	$15.11
Total second quarter 2009	—	12,576	32	20.56
July 2009	—	12,576	2	22.90
August 2009	—	12,576	1	26.53
September 2009	—	12,576	—	—
Total third quarter 2009	—	12,576	3	23.88
Total year-to-date 2009	—	12,576	100	$17.11

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

	September 30, 2009		December 31, 2008
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (a) (b)	$ 5,095	8.02%	$ 5,181	7.08%
Tier 1 risk-based (4.00% - minimum) (b)	7,735	12.18	7,805	10.66
Total risk-based (8.00% - minimum) (b)	10,640	16.75	10,774	14.72
Leverage (3.00% - minimum) (b)	7,735	12.45	7,805	11.77
Tangible common equity (a)	4,732	7.96	4,861	7.21

(a) See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

(b) September 30, 2009 capital and ratios are estimated.

At September 30, 2009, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (Tier 1 risk-based capital, total risk-based capital and leverage ratios greater than six percent, 10 percent and five percent, respectively).

Risk Management

The following updated information should be read in conjunction with the “Risk Management” section on pages 41-60 in the Corporation’s 2008 Annual Report.

Credit Risk

Allowance for Credit Losses and Nonperforming Assets

The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for loan losses represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The allowance for loan losses provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio that have not been specifically identified. Internal risk ratings are assigned to each business loan at the time of approval and are subject to subsequent periodic reviews by the Corporation’s senior management.  The Corporation performs a detailed credit quality review quarterly on both large business and certain large consumer and residential mortgage loans that have deteriorated below certain levels of credit risk.  When these individual loans are impaired, the Corporation may allocate a specific portion of the allowance to such loans, estimated using one of several methods, including the estimated collateral value, market value of similar debt or discounted cash flows.  The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. A portion of the allowance is allocated to the remaining business loans by applying estimated loss ratios, based on numerous factors identified below, to the loans within each risk rating.  In addition, a portion of the allowance is allocated to these remaining loans based on industry specific risks inherent in certain portfolios that have experienced above average losses, including portfolio exposures to Small Business loans, high technology companies, the retail trade industry (gasoline delivery) and automotive parts and tooling supply companies.  The portion of the allowance allocated to all other consumer and residential mortgage loans is determined by applying estimated loss ratios to various segments of the loan portfolio. Estimated loss ratios for all portfolios are updated quarterly, incorporating factors such as recent charge-off experience, current economic conditions and trends, changes in collateral values of properties securing loans (using index-based estimates), and trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis, including information on migration and loss given default studies from each of the three largest domestic geographic markets (Midwest, Western and Texas), as well as mapping to bond tables.  For collateral-dependent loans, independent appraisals are obtained at loan inception and updated on an as-needed basis, generally at the time a loan is determined to be impaired and at least annually thereafter.  The allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, provides for probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees.  Lending-related commitments for which it is probable that the commitment will be drawn (or sold) are reserved with the same estimated loss rates as loans, or with specific reserves.  In general, the probability of draw for letters of credit is considered certain once the credit is assigned a risk rating that is generally consistent with regulatory defined substandard or doubtful.  Other letters of credit and all unfunded commitments have a lower probability of draw, to which standard loan loss rates are applied.

Actual loss ratios experienced in the future may vary from those estimated. The uncertainty occurs because factors may exist which affect the determination of probable losses inherent in the loan portfolio and are not necessarily captured by the application of estimated loss ratios or identified industry specific risks. A portion of the allowance is maintained to capture these probable losses and reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses. Factors that were considered in the evaluation of the adequacy of the Corporation’s allowance include the inherent imprecision in the risk rating system which covers probable loan losses as a result of an inaccuracy in assigning risk ratings or stale ratings which may not have been updated for recent negative trends in particular credits.  In the first quarter 2009, the Corporation refined the methodology used to estimate this portion of the allowance by applying the identified error rate in assigning risk ratings, based on semiannual reviews, to the loan population that was tested.  Previously, the error rate was applied to a larger population of loans.  This change in methodology reduced the allowance by approximately $16 million in the first quarter 2009.

The total allowance for loan losses is available to absorb losses from any segment within the portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance. Inclusion of other industry specific portfolio exposures in the allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in the need for additional provision for loan losses in order to maintain an allowance that complies with credit risk and accounting policies.  At September 30, 2009, the total allowance for loan losses was $953 million, an increase of $183 million from $770 million at December 31, 2008.  The increase resulted primarily from increases in individual and industry reserves for the Middle Market (primarily the Midwest and Western markets), Global Corporate Banking (primarily the Midwest and Western markets), Private Banking (primarily the Western market) and Commercial Real Estate (increases in the Florida, Texas and Midwest markets, partially offset by a decline in the Western market) loan portfolios. The $183 million increase in the allowance for loan losses in the first nine months of 2009 was directionally consistent with the $279 million increase in nonperforming loans from December 31, 2008 to September 30, 2009.  As noted above, all large nonperforming loans are individually reviewed each quarter for potential charge-offs and reserves.  Charge-offs are taken as amounts are determined to be uncollectible.  A measure of the level of charge-offs already taken on nonperforming loans is the current book balance as a percentage of the contractual amount owed.  At September 30, 2009, nonperforming loans were written down to 59 percent of the contractual amount, compared to 66 percent at December 31, 2008.  This level of write-down exceeds losses incurred on loans in recent years.  The allowance as a percentage of total nonperforming loans, a ratio which results from the actions noted above, was 80 percent at September 30, 2009, compared to 84 percent at December 31, 2008.  The allowance for loan losses as a percentage of total period-end loans was 2.19 percent at September 30, 2009, compared to 1.52 percent at December 31, 2008.

The allowance for credit losses on lending-related commitments was $35 million at September 30, 2009, a decrease of $3 million from $38 million at December 31, 2008. The decrease resulted primarily from the cancellation and drawdown of letters of credit in the Midwest market and a reduction in unfunded commitment levels.

Nonperforming assets at September 30, 2009 were $1.3 billion, compared to $983 million at December 31, 2008, an increase of $322 million, or 33 percent, and are summarized in the following table.

	September 30,	December 31,
(in millions)	2009	2008
Nonaccrual loans:
Commercial	$ 290	$ 205
Real estate construction:
Commercial Real Estate business line	542	429
Other business lines	4	5
Total real estate construction	546	434
Commercial mortgage:
Commercial Real Estate business line	137	132
Other business lines	161	130
Total commercial mortgage	298	262
Residential mortgage	27	7
Consumer	8	6
Lease financing	18	1
International	7	2
Total nonaccrual loans	1,194	917
Reduced-rate loans	2	—
Total nonperforming loans	1,196	917
Foreclosed property	109	66
Total nonperforming assets	$ 1,305	$ 983

Loans past due 90 days or more and still accruing	$ 161	$ 125

Excluding the Commercial Real Estate business line, nonperforming assets of $531 million at September 30, 2009 increased $165 million from $366 million at December 31, 2008, and declined $10 million from $541 million at June 30, 2009.  Nonperforming assets in the Commercial Real Estate business line included $80 million and $44 million of foreclosed property at September 30, 2009 and December 31, 2008, respectively, and an insignificant amount of commercial nonaccrual loans in addition to the real estate construction and commercial mortgage nonaccrual loan amounts identified in the table above.

Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process that is expected to result in repayment or restoration to current status.  At September 30, 2009, a significant majority of the $161 million loans past due 90 days or more and still accruing were secured by real estate.  Loans past due 30-89 days increased $32 million to $444 million at September 30, 2009, compared to $412 million at December 31, 2008.  Loans past due 90 days or more and still accruing are summarized in the following table.

	September 30,	December 31,
(in millions)	2009	2008
Commercial	$ 26	$ 34
Real estate construction	22	25
Commercial mortgage	63	36
Residential mortgage	37	23
Consumer	13	7
Lease financing	—	—
International	—	—
Total loans past due 90 days or more and still accruing	$ 161	$ 125

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2009	June 30, 2009	December 31, 2008
Nonaccrual loans at beginning of period	$ 1,130	$ 982	$ 917
Loans transferred to nonaccrual (a)	361	419	241
Nonaccrual business loan gross charge-offs (b)	(226)	(242)	(153)
Loans transferred to accrual status (a)	(4)	—	(4)
Nonaccrual business loans sold (c)	(41)	(10)	(3)
Payments/Other (d)	(26)	(19)	(16)
Nonaccrual loans at end of period	$ 1,194	$ 1,130	$ 982

(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$ 226	$ 242	$ 153
Performing watch list loans (as defined below)	1	1	—
Consumer and residential mortgage loans	18	14	8
Total gross loan charge-offs	$ 245	$ 257	$ 161
(c) Analysis of loans sold:
Nonaccrual business loans	$ 41	$ 10	$ 3
Performing watch list loans (as defined below)	24	6	—
Total loans sold	$ 65	$ 16	$ 3

(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property. Excludes business loan gross charge-offs and business nonaccrual loans sold.

The following table presents the number of nonaccrual loan relationships with book balances greater than $2 million and balance by size of relationship at September 30, 2009.

(dollar amounts in millions)	Number of
Nonaccrual Relationship Size	Relationships	Balance

$2 million - $5 million	65	$ 203
$5 million - $10 million	40	285
$10 million - $25 million	23	341
Greater than $25 million	4	143
Total loan relationships greater than $2 million at September 30, 2009	132	$ 972

Loan relationships with balances greater than $2 million transferred to nonaccrual status totaled $361 million in the third quarter 2009, a decrease of $58 million from $419 million in the second quarter 2009.  Of the transfers to nonaccrual in the third quarter 2009, $211 million were from the Commercial Real Estate business line (including $177 million from the Western) and $89 million were from the Middle Market business line (including $70 million from the Midwest market). There were 13 loan relationships greater than $10 million transferred to nonaccrual in the third quarter 2009, totaling $268 million, of which $180 million and $54 million were to companies in the Commercial Real Estate and Middle Market business lines, respectively.

The following table presents a summary of total internally classified watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans).  Watch list loans that meet certain criteria are individually subjected to quarterly credit quality reviews, and the Corporation may allocate a specific portion of the allowance for loan losses to such loans. Total watch list loans increased both in dollars and as a percentage of the total loan portfolio from December 31, 2008 to September 30, 2009.  The increase in watch list loans primarily reflected negative migration in the Commercial Real Estate and Middle Market business lines.

(dollar amounts in millions)	September 30, 2009	December 31, 2008
Total watch list loans	$ 8,250	$ 5,732
As a percentage of total loans	18.9%	11.3%

The following table presents a summary of nonaccrual loans at September 30, 2009 and loan relationships transferred to nonaccrual and net loan charge-offs during the three months ended September 30, 2009, based primarily on the Standard Industrial Classification (SIC) industry categories.

			Three Months Ended
(dollar amounts in millions)	September 30, 2009		September 30, 2009
Industry Category	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs
Real Estate	$690	57%	$215	59%	$92	39%
Manufacturing	119	10	57	16	34	14
Services	98	8	18	5	29	12
Retail Trade	40	3	1	—	9	4
Automotive	37	3	36	10	22	9
Contractors	35	3	2	1	6	2
Holding & Other Investment	34	3	—	—	2	1
Hotels	31	3	—	—	8	4
Wholesale Trade	19	2	3	1	5	2
Natural Resources	16	1	—	—	3	1
Transportation	14	1	8	2	5	2
Finance	13	1	6	2	4	2
Consumer Non-Durables	10	1	15	4	2	1
Technology-related	7	1	—	—	3	1
Other (b)	31	3	—	—	15	6
Total	$1,194	100%	$361	100%	$239	100%

(a) Based on an analysis of nonaccrual loan relationships with book balances greater than $2 million.

(b) Consumer, excluding certain personal purpose, nonaccrual loans and net charge-offs are included in the “Other” category.

Net credit-related charge-offs for the third quarter 2009 were $239 million, or 2.14 percent of average total loans, compared to $248 million, or 2.08 percent of average total loans, for the second quarter 2009, and $133 million, or 1.04 percent, for the fourth quarter 2008.  Excluding the Commercial Real Estate business line, net credit-related charge-offs for the third quarter 2009 were $148 million, or 1.53 percent of average total loans, compared to $140 million, or 1.35 percent, for the second quarter 2009 and $74 million, or 0.66 percent, for the fourth quarter 2008.

Commercial and Residential Real Estate Lending

Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $14.3 billion at September 30, 2009, of which $5.0 billion, or 35 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to residential real estate developers.  The $9.3 billion, or 65 percent, of commercial real estate loans in other business lines consist primarily of owner-occupied commercial mortgages.  The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans.

The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk.  The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property:

(dollar amounts in millions)	Location of Property
September 30, 2009					Other		% of
Project Type:	Western	Michigan	Texas	Florida	Markets	Total	Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$357	$47	$38	$129	$62	$633	19%
Land development	142	42	111	15	23	333	10
Total residential	499	89	149	144	85	966	29
Other construction:
Retail	204	132	365	51	40	792	23
Multi-family	206	6	253	137	163	765	23
Multi-use	184	34	75	42	19	354	11
Office	119	19	102	14	33	287	9
Commercial	1	25	35	5	26	92	3
Land development	1	6	16	—	3	26	1
Other	13	—	7	—	26	46	1
Total	$1,227	$311	$1,002	$393	$395	$3,328	100%

Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Single family	$14	$3	$8	$8	$3	$36	2%
Land carry	69	64	33	44	27	237	14
Total residential	83	67	41	52	30	273	16
Other commercial mortgage:
Multi-family	123	65	94	102	25	409	25
Land carry	175	69	6	13	12	275	17
Retail	140	57	2	11	62	272	16
Office	108	43	24	18	5	198	12
Commercial	59	28	6	—	14	107	6
Multi-use	1	5	12	—	88	106	6
Other	6	11	—	—	21	38	2
Total	$695	$345	$185	$196	$257	$1,678	100%

Credit issues in the Commercial Real Estate business line continued to be concentrated in residential real estate development. Residential real estate development outstandings of $1.2 billion at September 30, 2009 decreased $676 million, or 35 percent, from $1.9 billion at December 31, 2008.

The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience.  However, the significant and sudden decline in residential real estate activity in the Western, Florida and Midwest markets proved extremely difficult for many of the smaller residential real estate developers. Of the $3.3 billion of real estate construction loans in the Commercial Real Estate business line, $542 million were on nonaccrual status at September 30, 2009, largely single family ($295 million) and residential land development ($97 million) project types, located primarily in the Western, Florida and Midwest markets.  Real estate construction loan net charge-offs in the Commercial Real Estate business line totaled $201 million for the nine months ended September 30, 2009, including $121 million from single family projects and $58 million from residential land development projects, both concentrated largely in the Western market.

Commercial mortgage loans in the Commercial Real Estate business line totaled $1.7 billion and included $137 million of nonaccrual loans at September 30, 2009, consisting mostly of residential and commercial land carry projects ($61 million and $41 million, respectively), located primarily in the Western and Midwest markets.

Commercial mortgage loan net charge-offs in the Commercial Real Estate business line totaled $63 million for the nine months ended September 30, 2009, primarily from residential and commercial land carry projects ($37 million and $14 million, respectively).

Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.5 billion at September 30, 2009.  Residential mortgage loans totaled $1.7 billion at September 30, 2009, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers.  By geographic market, 41 percent of residential mortgage loans outstanding were in the Midwest market, with 31 percent in the Western market, 15 percent in the Texas market and 13 percent in the Florida market. The Corporation has no sub-prime mortgage programs and does not originate payment-option adjustable-rate mortgages or other nontraditional mortgages that allow negative amortization.   A significant majority of residential mortgage originations are sold in the secondary market.

The home equity portfolio totaled $1.8 billion at September 30, 2009.  Of that amount, $1.5 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and the remainder consisted of closed-end home equity loans.  By geographic market, 63 percent of home equity loans outstanding were in the Midwest market, with 25 percent in the Western market, nine percent in the Texas market and three percent in the Florida market.  A substantial majority of the home equity portfolio was secured by junior liens. The Corporation rarely originates home equity lines or loans with a loan-to-value ratio at origination above 100 percent.  The Corporation does not originate home equity lines or loans that allow negative amortization.

The residential mortgage and home equity portfolios are principally located within and throughout our primary geographic markets. The economic recession and significant declines in home values in the Western, Florida and Midwest markets adversely impacted the residential and home equity portfolios over the past year.  At September 30, 2009, the Corporation estimated that, of the $37 million total residential mortgage loans past due 90 days or more and still accruing interest, less than $10 million exceeded 90 percent of the current value of the underlying collateral, based on S&P/Case-Shiller home price indices.  To account for this exposure, the Corporation factors changes in home values into estimated loss ratios for residential real estate loans, using index-based estimates by major metropolitan area, resulting in an increased allowance allocated for residential real estate loans when home values decline. Additionally, to mitigate increasing credit exposure due to depreciating home values, the Corporation periodically reviews home equity lines of credit and makes line reductions or converts outstanding balances at line maturity to closed-end, amortizing loans when necessary. Residential real estate loans are generally placed on nonaccrual status and charged off to current appraised value, less costs to sell, during the foreclosure process, normally no later than 150 days past due.

Shared National Credits

Shared National Credit (SNC) loans are facilities greater than $20 million shared by three or more federally supervised financial institutions that are reviewed by regulatory authorities at the agent bank level.  The Corporation generally seeks to obtain ancillary business at origination of the SNC relationship. Loans classified as SNC loans (approximately 1,000 borrowers) totaled $9.9 billion at September 30, 2009, a decline of $2.0 billion from $11.9 billion at December 31, 2008.  These loans, diversified by both business line and geographic market, comprised approximately 23 percent of total loans at both September 30, 2009 and December 31, 2008.  SNC loans adhere to the same credit underwriting standards as the remainder of the loan portfolio and face similar credit challenges, primarily driven by residential real estate development.

Automotive Lending

At September 30, 2009, loans to borrowers involved with automotive production totaled approximately $1.2 billion, compared to $1.5 billion at December 31, 2008.  Loans in the National Dealer Services business line totaled $2.8 billion at September 30, 2009, a decrease of $1.7 billion, or 37 percent, from $4.5 billion at December 31, 2008.  Of the $2.8 billion of National Dealer Services loans outstanding at September 30, 2009, approximately $1.8 billion, or 61 percent, were to foreign franchises, $641 million, or 23 percent, were to domestic franchises and $448 million, or 16 percent, were non-specific.  Non-specific dealer loans include obligations where a primary franchise was indeterminable, such as loans to rental car and leasing companies, and heavy truck and recreation vehicle companies.

For further discussion of credit risk, see the “Credit Risk” section on pages 41-51 in the Corporation’s 2008 Annual Report.

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

The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, using simulation modeling analysis as its principal risk management evaluation technique. The results of these analyses provide the information needed to assess the balance sheet structure. Changes in economic activity, different from those management included in its simulation analyses, whether domestically or internationally, could translate into a materially different interest rate environment than currently expected. Management evaluates a base case net interest income under an unchanged interest rate environment and what is believed to be the most likely balance sheet structure.  This base case net interest income is then evaluated against non-parallel interest rate scenarios that gradually increase and decrease rates approximately 200 basis points in a linear fashion from the base case over twelve months (but no lower than zero percent).  Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of a 25 basis point drop, while the rising interest rate scenario reflects a gradual 200 basis point rise. In addition, adjustments to asset prepayment levels, yield curves, and overall balance sheet mix and growth assumptions are made to be consistent with each interest rate scenario. These assumptions are inherently uncertain and, as a result, the model may not precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of change in interest rates, market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Derivative instruments entered into for risk management purposes are included in these analyses.

The table below, as of September 30, 2009 and December 31, 2008, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

		September 30, 2009		December 31, 2008
(in millions)		Amount	%	Amount	%

Sensitivity on Net Interest Income to Changes in Interest Rates:
+	200 basis points	$ 74	4%	$ 85	5%
-	25 basis points (to zero percent)	(11)	(1)	(19)	(1)

In addition to the simulation analysis, an economic value of equity analysis is performed for a longer term view of the interest rate risk position. The economic value of equity analysis begins with an estimate of the mark-to-market valuation of the Corporation’s balance sheet and then applies the estimated impact of rate movements upon the market value of assets, liabilities and off-balance sheet instruments. The economic value of equity is then calculated as the difference between the estimated market value of assets and liabilities net of the impact of off-balance sheet instruments.  As with net interest income shocks, a variety of alternative scenarios are performed to measure the impact on economic value of equity, including changes in the level, slope and shape of the yield curve.

The table below, as of September 30, 2009 and December 31, 2008, displays the estimated impact on the economic value of equity from the 200 basis point immediate parallel increase or decrease in interest rates (but no lower than zero percent).  Similar to the simulation analysis above, due to the current low level of interest rates, the economic value of equity analysis below reflects an interest rate scenario of an immediate 25 basis point drop, while the rising interest rate scenario reflects an immediate 200 basis point rise.  The change in the sensitivity of the economic value of equity to the 200 basis point parallel increase in rates between December 31, 2008 and September 30, 2009 is due to a change in the estimated duration of the Corporation’s core deposits as determined by a refined analysis of deposit behavior, as well as the impact of changes in the assumed market value of the Corporation’s non-core funding.

		September 30, 2009		December 31, 2008
(in millions)		Amount	%	Amount	%

Sensitivity of Economic Value of Equity to Changes in Interest Rates:
+	200 basis points	$ 106	1%	$ 585	5%
-	25 basis points (to zero percent)	(57)	(1)	(134)	(1)

Wholesale Funding

The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. At September 30, 2009, the Corporation held excess liquidity, represented by $2.2 billion deposited with the Federal Reserve Bank. The Corporation may access the purchased funds market when necessary, which includes certificates of deposit issued to institutional investors in denominations in excess of $100,000 and to retail customers in denominations of less than $100,000 through brokers (“other time deposits” on the consolidated balance sheets), foreign office time deposits and short-term borrowings.  Purchased funds totaled $3.8 billion at September 30, 2009, compared to $9.5 billion at December 31, 2008.  Capacity for incremental purchased funds at September 30, 2009, consisted mostly of federal funds purchased, brokered certificates of deposits, securities sold under agreements to repurchase and borrowings under the Federal Reserve Term Auction Facility. In addition, the Corporation is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB.  As of September 30, 2009, the Corporation had $6.0 billion of outstanding borrowings from the FHLB with remaining maturities ranging from less than 6 months to 5 years, and collateral to support additional borrowings.  Liquid assets consist of cash and due from banks, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, other short-term investments and investment securities available-for-sale, which totaled $12.0 billion at September 30, 2009, compared to $12.8 billion at December 31, 2008. Additionally, if market conditions were to permit, the Corporation could issue up to $12.7 billion of debt at September 30, 2009 under an existing $15 billion medium-term senior note program which allows the Corporation or the principal banking subsidiary to issue debt with maturities between one and 30 years.

The Corporation participates in the voluntary Temporary Liquidity Guarantee Program (the TLG Program) announced by the FDIC in October 2008 and amended in March 2009. Under the TLG Program, all senior unsecured debt issued between October 14, 2008 and October 31, 2009 with a maturity of more than 30 days is guaranteed by the FDIC. Debt guaranteed by the FDIC is backed by the full faith and credit of the United States.  The FDIC guarantee expires on the earlier of the maturity date of the debt or December 31, 2012 (June 30, 2012 for debt issued prior to April 1, 2009). At September 30, 2009, there was approximately $7 million of senior unsecured debt outstanding in the form of bank-to-bank deposits issued under the TLG Program and $5.2 billion available to be issued.

Other Market Risks

At September 30, 2009, the Corporation had a $57 million portfolio of investments in private equity and venture capital investments, with commitments of $30 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable, and are reported in other assets. The investments are individually reviewed for impairment on a quarterly basis, by comparing the carrying value to the estimated fair value.  Approximately $12 million of the underlying equity and debt (primarily equity) in these funds are to companies in the automotive industry.  The automotive-related positions do not represent a majority of any one fund’s investments; therefore, the exposure related to these positions is mitigated by the performance of other investment interests within the fund’s portfolio of companies.

The Corporation holds a portfolio of approximately 740 warrants for generally non-marketable equity securities.  These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process.  As discussed in Note 1 to the consolidated financial statements in the Corporation’s 2008 Annual Report, warrants that have a net exercise provision or non-contingent put right embedded in the warrant agreement are classified as derivatives which must be recorded at fair value (approximately 330 warrants at September 30, 2009).  The value of all warrants that are carried at fair value ($8 million at September 30, 2009) is at risk to changes in equity markets, general economic conditions and other factors. The majority of new warrants obtained as part of the loan origination process no longer contain an embedded net exercise provision.

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

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation’s 2008 Annual Report, as updated in Note 1 to the unaudited consolidated financial statements in this report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies for allowance for credit losses, valuation methodologies, pension plan accounting and income taxes. These policies are reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages 61-67 in the Corporation’s 2008 Annual Report.  As of the date of this report, there have been no significant changes to the Corporation’s critical accounting policies, except as discussed below.

Current U.S. generally accepted accounting principles (GAAP) applicable to interim financial reporting require entities to provide for income taxes each quarter based on an estimate of the effective tax rate for the full year. In 2008 and the first quarter of 2009, the Corporation applied an estimated annual effective tax rate to the interim period pre-tax income to derive the income tax provision or benefit for each quarter. GAAP allows the use of an alternative method to calculate the effective tax rate when an entity is unable to make a reliable estimate of pre-tax income for the fiscal year.  Under the alternative method, interim period federal income taxes are based on each discrete quarter’s pre-tax income. In light of the recent volatility and uncertainty in the current economic market, the Corporation applied the alternative method to compute the income tax benefit beginning in the second quarter of 2009.

Certain refinements to estimates and assumptions related to the fair value of auction-rate securities were made as a result of the Corporation’s first quarter 2009 adoption of new accounting guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, as discussed in Note 1 to these consolidated financial statements.

Supplemental Financial Data

The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP.

(dollar amounts in millions)	September 30, 2009	December 31, 2008
Tier 1 capital (a) (b)	$7,735	$7,805
Less:
Fixed rate cumulative perpetual preferred stock	2,145	2,129
Trust preferred securities	495	495
Tier 1 common capital (b)	5,095	5,181
Risk-weighted assets (a) (b)	63,518	73,207
Tier 1 common capital ratio (b)	8.02%	7.08%
Total shareholders’ equity	$7,035	$7,152
Less:
Fixed rate cumulative perpetual preferred stock	2,145	2,129
Goodwill	150	150
Other intangible assets	8	12
Tangible common equity	$4,732	$4,861
Total assets	$59,590	$67,548
Less:
Goodwill	150	150
Other intangible assets	8	12
Tangible assets	$59,432	$67,386
Tangible common equity ratio	7.96%	7.21%

(a) Tier 1 capital and risk-weighted assets as defined by regulation.
(b) September 30, 2009 Tier 1 capital and risk-weighted assets are estimated.

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

ITEM 6.  Exhibits

(10.1)	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the 2006 Amended and Restated Long-Term Incentive Plan (version 2)

(31.1)	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(32)	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Marvin J. Elenbaas
Marvin J. Elenbaas
Senior Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer of the Registrant)

Date: October 30, 2009

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the 2006 Amended and Restated Long-Term Incentive Plan (version 2)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)