Form 10-K
period 2009-12-31
COMERICA INC /NEW/
filed 2010-02-25
CIK 28412

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

         Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         At June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant's common stock, $5 par value, held by non-affiliates had an aggregate market value of approximately $3,063,020,536 based on the closing price on the New York Stock Exchange on that date of $21.15 per share and approximately 144,823,666 shares of common stock held by non-affiliates. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica's Trust Department holds for Comerica and Comerica's employee plans, and all common shares the registrant's directors and executive officers hold, are shares held by affiliates.

         At February 22, 2010, the registrant had outstanding 151,174,236 shares of its common stock, $5 par value.

Documents Incorporated by Reference:

1.
Parts I and II:
Items 1, 5-8 and 9A—Annual Report to Shareholders for the year ended December 31, 2009.

2.
Part III:
Items 10-14—Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2010.

PART I

Item 1.    Business.

GENERAL

        Comerica Incorporated ("Comerica") is a financial services company, incorporated under the laws of the State of Delaware, and headquartered in Dallas, Texas. As of December 31, 2009, it was among the 25 largest commercial bank holding companies in the United States. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank, which at such time was a Michigan banking corporation and one of Michigan's oldest banks (formerly Comerica Bank-Detroit). On October 31, 2007, Comerica Bank, a Michigan banking corporation, was merged with and into Comerica Bank, a Texas banking association ("Comerica Bank"). As of December 31, 2009, Comerica owned directly or indirectly all the outstanding common stock of 2 active banking and 48 non-banking subsidiaries. At December 31, 2009, Comerica had total assets of approximately $59.2 billion, total deposits of approximately $39.7 billion, total loans (net of unearned income) of approximately $42.2 billion and shareholders' equity of approximately $7.0 billion.

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

        We provide financial information for our segments and information about our non-U.S. revenues and long-lived assets: (1) under the caption, "Strategic Lines of Business" on pages 25 through 29 of Comerica's Annual Report to Shareholders for the year ended December 31, 2009, which pages are hereby incorporated by reference; and (2) in Note 24 of the Notes to Consolidated Financial Statements located on pages 138 through 143 of Comerica's Annual Report to Shareholders for the year ended December 31, 2009, which pages are hereby incorporated by reference.

        We provide information about the net interest income and noninterest income we received from our various classes of products and services: (1) under the caption, "Analysis of Net Interest Income—Fully Taxable Equivalent (FTE)" on page 15 of Comerica's Annual Report to Shareholders for the year ended December 31, 2009, which page is hereby incorporated by reference; (2) under the caption "Net Interest Income" on page 17 of Comerica's Annual Report to Shareholders for the year ended December 31, 2009, which page is hereby incorporated by reference; and (3) under the caption "Noninterest Income" on pages 19 through 21 of Comerica's Annual Report to Shareholders for the year ended December 31, 2009, which pages are hereby incorporated by reference.

        We provide information on risks attendant to foreign operations: (1) under the caption, "Provision for Credit Losses" on pages 18 and 19 of Comerica's Annual Report to Shareholders for the year ended December 31, 2009, which pages are hereby incorporated by reference; (2) under the caption "Geographic Market Segments" on page 27 through 29 of Comerica's Annual Report to Shareholders for the year ended December 31, 2009, which pages are hereby incorporated by reference; (3) under the caption, "International Cross-Border Outstandings" on page 35 of Comerica's Annual Report to Shareholders for the year ended December 31, 2009, which page is hereby incorporated by reference; and (4) under the caption "Allowance for Credit Losses" on pages 39 through 41 of Comerica's Annual Report to Shareholders for the year ended December 31, 2009, which pages are hereby incorporated by reference.

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

        At January 1, 2010, Comerica's subsidiary banks, without obtaining prior governmental approvals, could declare aggregate dividends of approximately $56 million from retained net profits of the preceding two years, plus an amount approximately equal to the retained net profits (as measured under current regulations), if any, earned for the period from January 1, 2010 through the date of declaration. Comerica has sufficient liquid assets at December 31, 2009 to fulfill its 2010 dividend payment objectives without reliance on dividends from banking subsidiaries. Comerica's subsidiary banks declared dividends of $59 million in 2009, $267 million in 2008, and $614 million in 2007 without the need for prior governmental approvals. In addition, as a participant in the Capital Purchase Program, effective November 14, 2008, Comerica cannot increase its quarterly dividend above $0.33 per common share (the quarterly dividend rate in effect as of November 14, 2008). For a discussion of the Capital Purchase Program, please refer to pages 8 and 9 of this Annual Report on Form 10-K.

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

        As of December 31, 2009, Comerica and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered "well capitalized" under these regulations.

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

        For this purpose, a depository institution's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A depository institution's or holding company's capital, in turn, is divided into two tiers: core ("Tier 1") capital, which includes common equity, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and related surplus (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; and supplementary ("Tier 2") capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt, and allowances for loan and lease losses, subject to certain limitations, less certain required deductions. Bank holding companies that engage in trading activities, whose trading activities exceed specified levels, also are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors.

        Comerica, like other bank holding companies, currently is required to maintain Tier 1 and "total capital" (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2009, Comerica met both requirements, with Tier 1 and total capital equal to 12.46% and 16.93% of its total risk-weighted assets, respectively.

        Comerica is also required to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3% to 5%, depending upon criteria defined and assessed by the FRB. Comerica's leverage ratio of 13.25% at December 31, 2009 reflects the nature of Comerica's balance sheet and demonstrates a commitment to capital adequacy.

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

FDIC Insurance Assessments

        Comerica's subsidiary banks are subject to FDIC deposit insurance assessments to maintain the Deposit Insurance Fund ("DIF"). Additionally, in the fourth quarter of 2008, Comerica and its subsidiary banks elected to participate in the FDIC's Transaction Account Guarantee Program that requires the payment of additional insurance premiums to the FDIC. During the fourth quarter of 2009, Comerica further elected to continue its participation in the FDIC's Transaction Account Guarantee Program through June 30, 2010.

        As of December 31, 2009, Comerica's banking subsidiaries held approximately $38.9 billion of DIF-assessable deposits. Prior to 2007, Comerica's banking subsidiaries had not paid nor been assessed deposit insurance assessments on DIF-assessable deposits under the FDIC's risk related assessment system. The FDIC's risk related assessment system was revised effective January 1, 2007, however, and Comerica's banking subsidiaries were assessed deposit insurance premiums on a quarterly basis, beginning in June 2007. In 2008, these assessment premiums totaled $26.8 million and were first applied against the remaining credit of $17.1 million. During the second quarter of 2009, the FDIC levied an industry-wide special assessment charge on insured financial institutions as part of the agency's efforts to rebuild DIF. In November 2009, the FDIC amended regulations that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010-2012. The prepaid assessments will be applied against future quarterly assessments (as they may be so revised) until the prepaid assessment is exhausted or the balance of the prepayment is returned, whichever occurs first. Comerica paid such prepaid assessment on December 30, 2009, along with its regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. In 2009, these assessment premiums totaled $281 million, including the second quarter special assessment of $29 million and prepaid assessments of $200 million (which includes assessments that will be expensed by Comerica during 2010-2012).

        In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether financial institutions with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such financial institutions would otherwise be charged.

        The FDIC is not precluded from changing assessment rates or from further revising the risk-based assessment system during the prepayment period or thereafter. Thus, Comerica may also be required to pay significantly higher FDIC insurance assessments premiums in the future because market developments significantly depleted DIF and reduced the ratio of reserves to insured deposits.

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

        Among other programs and actions taken by the U.S. regulatory agencies, the FDIC implemented the Temporary Liquidity Guarantee Program ("TLGP") to strengthen confidence and encourage liquidity in the banking system. The TLGP is comprised of the Debt Guarantee Program ("DGP") and the Transaction Account Guarantee Program ("TAGP"). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through October 31, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or December 31, 2012 (or June 30, 2012 for debt issued prior to April 1, 2009). The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The TAGP coverage became effective on October 14, 2008 and will continue for Comerica and other participating institutions until June 30, 2010.

  Capital Purchase Program

          Pursuant to the Capital Purchase Program, on November 14, 2008, Comerica issued to the U.S. Treasury, in exchange for aggregate consideration of $2.25 billion, (1) 2.25 million shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series F, no par value (the "Series F Preferred Stock"), and (2) a warrant to purchase 11,479,592 shares of Comerica's common stock at an exercise price of $29.40 per share (the "Warrant"). The number of shares of common stock to be issued pursuant to the Warrant and the exercise price of the Warrant are subject to anti-dilution and other adjustments from time to time following, among other things, stock splits, subdivisions or combinations, certain issuances of common stock or convertible securities and certain repurchases of common stock. The Series F Preferred Stock (a) has a liquidation amount per share equal to $1,000 for an aggregate value of $2.25 billion and (b) pays a cumulative annual dividend of five percent (5%) for the first five years and nine percent (9%) on an annual basis thereafter. The Warrant expires ten years from the issuance date. Both the Series F Preferred Stock and the Warrant were accounted for as components of Comerica's regulatory Tier 1 capital. The letter agreement between the U.S. Treasury and Comerica, dated November 14, 2008, including the securities purchase agreement (the "Purchase Agreement") concerning the issuance and sale of the Series F Preferred Stock and the Warrant, grants the holders of the Series F Preferred Stock, the Warrant and Comerica common stock to be issued under the Warrant certain registration rights and imposes restrictions on dividend and stock repurchases. For example, Comerica's participation in the Capital Purchase Program limits, without the consent of the U.S. Treasury, its ability to (i) increase its quarterly dividend above $0.33 per common share (the quarterly dividend rate in effect as of November 14, 2008) or (ii) repurchase any of its shares with limited exceptions, most significantly purchases in connection with benefit plans. In addition, the terms of Purchase Agreement subject Comerica to certain executive compensation limitations as set forth in the EESA. For additional details about the Capital Purchase Program, please refer to page 37 under the caption "Capital" and Note 15 on pages 116 through 118 of the Consolidated Financial Statements contained in Comerica's Annual Report to Shareholders for the year ended December 31, 2009.

  Temporary Liquidity Guarantee Program

          Initially, the TLGP programs, the DGP and TAGP, were provided at no cost for the first 30 days. On November 3, 2008, the FDIC extended the opt-out period to December 5, 2008 to provide eligible institutions additional time to consider the terms before making a final decision regarding participation in the program through December 31, 2009. On December 5, 2008, Comerica announced that it and two of its subsidiaries, Comerica Bank and Comerica Bank & Trust, National Association, formally elected to continue their participation in the TLGP. As a result, they will continue participating in the DGP and the TAGP to the extent applicable. Participants in the DGP are charged an annualized fee ranging from 50 basis points (bps) to 100 bps (depending on the maturity of the debt issued) multiplied by the amount of debt issued, and calculated for the maturity period of that debt, or through June 30, 2012, whichever is earlier. Based on the terms of the DGP, Comerica Bank could have issued up to approximately $5.2 billion of qualifying senior debt securities covered by the DGP. As of December 31, 2009, there was approximately $7 million of senior unsecured debt outstanding in the form of bank-to-bank deposits issued under the DGP. In addition to the existing risk-based deposit insurance premium paid on such deposits, TAGP participants will be assessed, on a quarterly basis, an annualized 10 bps fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.

          Effective October 1, 2009, in order to assure an orderly phase out of the TAGP, FDIC extended the TAGP for six months until June 30, 2010. Any insured depository institution that was participating in the TAG program as of October 1, 2009 was permitted to continue in the TAGP during the extension period that ends on June 30, 2010. The annual assessment rate that applies to participating institutions during the extension period is either 15 basis points, 20 basis points or 25 basis points, depending on the "Risk Category" assigned to the institution under the FDIC's risk-based premium system. Any institution participating in the TAG program as of October 1, 2009 that desired to opt out of the TAG extension was required to submit its opt-out election to the FDIC on or before November 2, 2009. Any such election to opt out was effective on January 1, 2010. Neither Comerica Bank nor Comerica Bank & Trust, National Association elected to opt out of the TAGP's extension period, so they will continue to participate in the TAGP through June 30, 2010.

          For additional details about the Temporary Liquidity Guarantee Program, see (i) pages 35 and 36 under the caption "Deposits and Borrowed Funds" and (ii) Note 14 on pages 114 through 116 of the Consolidated Financial Statements contained in Comerica's Annual Report to Shareholders for the year ended December 31, 2009.

        On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the "ARRA") was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. On June 10, 2009, the U.S. Treasury released an interim final rule (the "IFR"), effective June 15, 2009, that provided guidance on the compensation and governance standards for Troubled Asset Relief Program ("TARP") recipients, and promulgated regulations to implement the restrictions and standards set forth in Section 7001 of the ARRA. Among other things, the IFR and ARRA significantly expanded the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock issued under the Capital Purchase Program, remains outstanding. These ARRA restrictions shall not apply to any Troubled Asset Relief Program recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) does not hold any preferred stock or warrants to purchase common stock of such recipient. As a result of our participation in the Capital Purchase Program, the restrictions and standards set forth in Section 7001 of the ARRA, as well as the IFR promulgated by the U.S. Treasury, shall be applicable to Comerica. Pursuant to Section 7001(g) of the ARRA, Comerica shall be permitted to repay the $2.25 billion it received under the Capital Purchase Program, subject to consultation with the Federal Reserve, without regard to certain repayment restrictions in the Purchase Agreement.

        On May 20, 2009, the Helping Families Save Their Homes Act of 2009, which extended the temporary increase in the standard maximum deposit insurance amount provided by the FDIC to $250,000 per depositor through December 31, 2013, was signed into law. This extension of the temporary $250,000 coverage limit (pursuant to the EESA) became effective immediately upon the President's signature. The legislation provides that the standard maximum deposit insurance amount provided by the FDIC will return to $100,000 on January 1, 2014.

        On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the "Incentive Compensation Proposal") intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control, and governance processes. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization's supervisory ratings, which can affect its ability to make acquisitions or perform other actions. In addition, under the Incentive Compensation Proposal, the Federal Reserve in appropriate circumstances may take enforcement action against a banking organization.

        On November 12, 2009, the Federal Reserve adopted amendments to its Regulation E, effective July 1, 2010, that will prohibit financial institutions from charging clients overdraft fees on automated teller machines ("ATM") and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. Pursuant to the adopted regulation, clients must opt-in to an overdraft service in order for the financial institution to collect overdraft fees. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer's account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule. Before opting in, the consumer must be provided a notice that explains the financial institution's overdraft services, including the fees associated with the service, and the consumer's choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

        On January 14, 2010, the current administration announced a proposal to impose a fee (the "Financial Crisis Responsibility Fee") on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. If implemented as initially proposed, the Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its terms would apply to Comerica. The Financial Crisis Responsibility Fee would be collected by the Internal Revenue Service and would be approximately fifteen basis points, or 0.15%, of an amount calculated by subtracting a covered institution's Tier 1 capital and FDIC-assessed deposits (and/or an adjustment for insurance liabilities covered by state guarantee funds) from such institution's total assets.

        The Financial Crisis Responsibility Fee, if implemented as proposed by the current administration, would go into effect on June 30, 2010 and remain in place for at least ten years. The U.S. Treasury would be asked to report after five years on the effectiveness of the Financial Crisis Responsibility Fee as well as its progress in repaying projected losses to the U.S. government as a result of the TARP. If losses to the U.S. government as a result of TARP have not been recouped after ten years, the Financial Crisis Responsibility Fee would remain in place until such losses have been recovered.

Future Legislation

        Changes to the laws of the states and countries in which Comerica and its subsidiaries do business could affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. Moreover, in light of recent events and current conditions in the U.S. financial markets and economy, Congress and regulators have continued to increase their focus on the regulation of the financial services industry. Comerica cannot accurately predict whether legislative changes will occur or, if they occur, the ultimate effect they would have upon the financial condition or results of operations of Comerica.

EMPLOYEES

        As of December 31, 2009, Comerica and its subsidiaries had 8,939 full-time and 781 part-time employees.

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

  Local, domestic, and international economic, political and industry specific conditions affect the financial services industry, directly and indirectly. Conditions such as or related to inflation, recession, unemployment, volatile interest rates, international conflicts and other factors, such as real estate values, energy costs and fuel prices, outside of our control may, directly and indirectly, adversely affect Comerica. As has been the case with impact of recent economic conditions, economic downturns could result in the delinquency of outstanding loans, which could have a material adverse impact on Comerica's earnings.

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

•
Recently enacted legislation, actions recently taken by or proposed by the United States Department of Treasury, the Federal Deposit Insurance Corporation, the Federal Reserve Bank or other governmental entities, and legislation enacted in the future subject Comerica to increased regulation, and the impact and expiration of such legislation and regulatory actions may adversely affect Comerica.

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

  On May 20, 2009, the Helping Families Save Their Homes Act of 2009, which extended the temporary increase in the standard maximum deposit insurance amount provided by the FDIC to $250,000 per depositor through December 31, 2013, was signed into law. This extension of the temporary $250,000 coverage limit (pursuant to the EESA) became effective immediately upon the

  President's signature. The legislation provides that the standard maximum deposit insurance amount provided by the FDIC will return to $100,000 on January 1, 2014.

  On October 14, 2008, the FDIC announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act. As a result of this regulatory initiative, the FDIC implemented the Temporary Liquidity Guarantee Program ("TLGP") to strengthen confidence and encourage liquidity in the banking system. The TLGP is comprised of the Debt Guarantee Program ("DGP") and the Transaction Account Guarantee Program ("TAGP"). The DGP guaranteed all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continued through October 31, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or December 31, 2012 (or June 30, 2012 for debt issued prior to April 1, 2009). The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA and the Helping Families Save Their Homes Act, respectively. The limits are presently scheduled to return to $100,000 on January 1, 2014. The TAGP coverage became effective on October 14, 2008 and will continue for Comerica and participating institutions until June 30, 2010.

  During the second quarter of 2009, the FDIC levied an industry-wide special assessment charge on insured financial institutions as part of the agency's efforts to rebuild DIF. In November 2009, the FDIC amended regulations that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010-2012. The prepaid assessments will be applied against future quarterly assessments (as they may be so revised) until the prepaid assessment is exhausted or the balance of the prepayment is returned, whichever occurs first. The FDIC is not precluded from changing assessment rates or from further revising the risk-based assessment system during the prepayment period or thereafter. Thus, we may also be required to pay significantly higher FDIC insurance assessments premiums in the future because market developments significantly depleted DIF and reduced the ratio of reserves to insured deposits.

  The programs and regulations established or to be established under the EESA and Capital Purchase Program may have adverse effects upon Comerica. It may face increased regulation of the financial services industry. Compliance with such regulation may increase Comerica's costs and limit its ability to pursue business opportunities. Also, participation in specific programs may subject Comerica to additional restrictions. For example, Comerica's participation in the Capital Purchase Program limits, without the consent of the U.S. Treasury, its ability to (a) increase its quarterly dividend above $0.33 per common share (the quarterly dividend rate in effect as of November 14, 2008) or (b) repurchase any of its shares with limited exceptions, most significantly purchases in connection with benefit plans. Comerica also issued a warrant to purchase 11,479,592 million of its common shares at an exercise price of $29.40 per share. These restrictions, as well as the potential dilutive impact of the warrant, may have an adverse effect on the market price of its common stock. Comerica's participation in the TAGP will require the payment of additional insurance premiums to the FDIC, in addition to the FDIC's regular and special assessments. The affects of such recently enacted legislation and regulatory actions on Comerica cannot reliably be determined at this time. Moreover, as some of the legislation and regulatory actions previously implemented in response to the recent financial crisis expire, the impact of the conclusion of these programs on the financial sector and on the economic recovery is unknown. Any delay in the economic recovery or a continuation or worsening of current financial market conditions could adversely affect Comerica.

  Recently, the Federal Reserve adopted amendments to its Regulation E that will be effective on July 1, 2010. The changes will affect the circumstances when Comerica will be able to charge its clients overdraft fees.

  On January 14, 2010, the current administration announced a proposal to impose a fee (the "Financial Crisis Responsibility Fee") on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. If implemented as initially proposed, the Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its terms would apply to Comerica. The Financial Crisis Responsibility Fee, if implemented as proposed by the current administration, would go into effect on June 30, 2010 and remain in place for at least ten years.

  In addition, there have been a number of recent legislative and regulatory proposals that could have an impact on the operations of Comerica and its subsidiaries. We can neither predict when or whether regulatory or legislative reforms will be enacted nor what their contents will be. The impact of any future legislation or regulatory actions on Comerica's businesses or operations cannot be reliably determined at this time, and such impact may adversely affect Comerica.

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

  Comerica's ability to retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the "ARRA") was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. On June 10, 2009, the U.S. Treasury released an interim final rule (the "IFR"), effective June 15, 2009, that provided guidance on the compensation and governance standards for Troubled Asset Relief Program ("TARP") recipients, and promulgated regulations to implement the restrictions and standards set forth in Section 7001 of the ARRA. Among other things, the IFR and ARRA significantly expanded the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock issued under the Capital Purchase Program, remains outstanding. These ARRA restrictions shall not apply to any TARP recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) does not hold any preferred stock or warrants to purchase common stock of such recipient. As a result of our participation in the Capital Purchase Program, the restrictions and standards set forth in Section 7001 of the ARRA, as well as the IFR promulgated by the U.S. Treasury, shall be applicable to Comerica. Such restrictions and standards may further impact management's ability to compete with financial institutions that are not subject to the same limitations as Comerica under Section 7001 of the ARRA and the IFR.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The executive offices of Comerica are located in the Comerica Bank Tower, 1717 Main Street, Dallas, Texas 75201. Comerica Bank leases five floors of the building, plus an additional 34,238 square feet on the building's lower level, from an unaffiliated third party. The lease for such space used by Comerica and its subsidiaries extends through September 2023. Comerica and its subsidiaries also currently occupy 11 floors in the Comerica Tower at One Detroit Center, 500 Woodward Avenue, Detroit, Michigan 48226. Such space is leased through Comerica Bank from an unaffiliated third party. The leases at that building extend through January 2012. As of December 31, 2009, Comerica, through its banking affiliates, operated a total of 517 banking centers, trust services locations, and loan production or other financial services offices, primarily in the States of Texas, Michigan, California, Florida and Arizona. Of these offices, 218 were owned and 299 were leased. As of December 31, 2009, affiliates also operated from leased spaces in Denver, Colorado; Wilmington, Delaware; Oakbrook Terrace, Illinois; Boston and Waltham, Massachusetts; Minneapolis, Minnesota; Princeton and Sea Girt, New Jersey; Las Vegas, Nevada; New York, New York; Rocky Mount and Wilmington, North Carolina; Granville and West Chester, Ohio; Memphis, Tennessee; Reston, Virginia; Bellevue and Seattle, Washington; Monterrey, Mexico; Toronto, Ontario, Canada and Windsor, Ontario, Canada. Comerica and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, a 10-story building in the central business district of Detroit, Michigan that houses certain departments of Comerica and Comerica Bank, and three buildings in Auburn Hills, Michigan, used mainly for lending functions and operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        Comerica did not submit any matters for a vote of the security holders in the fourth quarter of 2009.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Common Stock

        The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 22, 2010, there were approximately 12,678 record holders of Comerica's common stock.

Sales Prices and Dividends

        Quarterly cash dividends were declared during 2009 and 2008 totaling $0.20 and $2.31 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of Comerica's common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2009 and 2008, as well as dividend information.

Quarter	High	Low	Dividends Per Share	Dividend* Yield
2009
Fourth	$32.30	$26.49	$0.05	0.7%
Third	31.83	19.94	0.05	0.8
Second	26.47	16.03	0.05	0.9
First	21.20	11.72	0.05	1.2
2008
Fourth	$37.01	$15.05	$0.33	5.1%
Third	43.99	19.31	0.66	8.3
Second	40.62	25.61	0.66	8.0
First	45.19	34.51	0.66	6.6

*
Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.

        Effective November 14, 2008, Comerica cannot, without the consent of the U.S. Treasury, increase its quarterly dividend above $0.33 per common share under the terms of the Capital Purchase Program. For additional information regarding Comerica's participation in the Capital Purchase Program, please refer to pages 8 and 9 of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2009

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders(1)	18,289,697	$49.48	6,957,425	(2)(3)
Equity compensation plans not approved by security holders(4)	132,500	53.87	—

Total	18,422,197	$49.52	6,957,425

(1)
Consists of options to acquire shares of common stock, par value $5.00 per share, issued under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan, Amended and Restated 1997 Long-Term Incentive Plan, the 1991 Long-Term Incentive Plan, the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors, and the Imperial Bank Stock Option Plan (assumed by Comerica in connection with its acquisition of Imperial Bank). Does not include 80,867 restricted stock units equivalent to shares of common stock issued under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors and outstanding as of December 31, 2009, or 2,089,326 shares of restricted stock issued under Comerica's Amended and Restated 2006 Long-Term Incentive Plan and outstanding as of December 31, 2009. There are no shares available for future issuances under any of these plans other than the Comerica Incorporated Incentive Plan for Non-Employee Directors and Comerica's Amended and Restated 2006 Long-Term Incentive Plan. The Comerica Incorporated Incentive Plan for Non-Employee Directors was approved by the shareholders on May 18, 2004. The 2006 Long-Term Incentive Plan (currently known as the Amended and Restated 2006 Long-Term Incentive Plan) was approved by Comerica's shareholders on May 16, 2006.

(2)
Does not include shares of common stock purchased by employees under the Amended and Restated Employee Stock Purchase Plan, or contributed by Comerica on behalf of the employees. The Amended and Restated Employee Stock Purchase Plan was ratified and approved by the shareholders on May 18, 2004. Five million shares of Comerica's common stock have been registered for sale or awards to employees under the Amended and Restated Employee Stock Purchase Plan. As of December 31, 2009, 1,735,041 shares had been purchased by or contributed on behalf of employees, leaving 3,264,959 shares available for future sale or awards. If these shares available for future sale or awards under the Employee Stock Purchase Plan were included, the number shown in column (c) would be 10,222,384.

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

        Most of the equity awards made by Comerica during 2009 were granted under the shareholder-approved Amended and Restated 2006 Long-Term Incentive Plan.

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

        For additional information regarding Comerica's equity compensation plans, please refer to Note 18 on pages 120 through 122 of the Consolidated Financial Statements contained in Comerica's Annual Report to Shareholders for the year ended December 31, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        The Board of Directors of Comerica authorized the purchase of up to 10 million shares on November 13, 2007, in addition to the remaining unfulfilled portion of the November 14, 2006 authorization. Substantially all shares purchased as part of Comerica's publicly announced repurchase program have been transacted in the open market and were within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. There is no expiration date for Comerica's share repurchase program. However, as a participant in the Capital Purchase Program, effective November 14, 2008, Comerica cannot repurchase any of its shares without U.S. Treasury approval with limited exceptions, most significantly purchases in connection with benefit plans. Comerica made no open market repurchases in the years ended

December 31, 2009 and December 31, 2008, as compared to the year ended December 31, 2007 during which it repurchased 10.0 million shares in the open market. The following table summarizes Comerica's monthly share repurchase activity during the quarter ended December 31, 2009.

Month Ended	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2009	672	$28.55	—	12,576,281
November 30, 2009	597	27.91	—	12,576,281
December 31, 2009	—	—	—	12,576,281

Total	1,269	$28.25	—	12,576,281

(1)
Includes shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for grant prices and/or taxes related to stock option exercises and restricted stock vesting under the terms of an employee share-based compensation plan.

        For additional information regarding Comerica's share repurchase program, please refer to Note 15 on pages 116 through 118 of the Consolidated Financial Statements contained in Comerica's Annual Report to Shareholders for the year ended December 31, 2009.

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

        For additional information regarding Comerica's participation in the Capital Purchase Program, please refer to (i) pages 8 and 9 of this Annual Report on Form 10-K and (ii) Note 15 on pages 116 through 118 of the Consolidated Financial Statements contained in Comerica's Annual Report to Shareholders for the year ended December 31, 2009.

Item 6.    Selected Financial Data.

        The response to this item is included on page 11 of Comerica's Annual Report to Shareholders for the year ended December 31, 2009, which page is hereby incorporated by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The response to this item is included on pages 12 through 68 of Comerica's Annual Report to Shareholders for the year ended December 31, 2009, which pages are hereby incorporated by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The response to this item is included on pages 52 through 59 of Comerica's Annual Report to Shareholders for the year ended December 31, 2009, which pages are hereby incorporated by reference.

Item 8.    Financial Statements and Supplementary Data.

        The response to this item is included on pages 69 through 155 of Comerica's Annual Report to Shareholders for the year ended December 31, 2009, and in the Statistical Disclosure by Bank Holding Companies on pages 15 through 55 and 97 through 109 and pages 112 and 113 of Comerica's Annual Report to Shareholders for the year ended December 31, 2009, which pages are hereby incorporated by reference.

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

Internal Control Over Financial Reporting

        Management's annual report on internal control over financial reporting and the related attestation report of Comerica's registered public accounting firm are included on pages 150 and 151 of Comerica's Annual Report to Shareholders for the year ended December 31, 2009, which pages are hereby incorporated by reference.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Comerica has a Senior Financial Officer Code of Ethics that applies to the Chief Executive Officer, the Chief Financial Officer, the Controller, the Executive Vice President—Finance, and the Treasurer of Comerica. The Senior Financial Officer Code of Ethics is available on Comerica's website at www.comerica.com.

        The remainder of the response to this item will be included under the sections captioned "Information About Nominees and Incumbent Directors," "Committees and Meetings of Directors," "Committee Assignments," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting

Compliance" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2010, which sections are hereby incorporated by reference.

Item 11.    Executive Compensation.

        The response to this item will be included under the sections captioned "Compensation Committee Interlocks and Insider Participation", "Compensation of Executive Officers", "Compensation Discussion and Analysis", "Compensation of Directors", "Officer Stock Ownership Guidelines", "Governance, Compensation and Nominating Committee Report", "2009 Summary Compensation Table", "2009 Grants Of Plan-Based Awards", "Outstanding Equity Awards At Fiscal Year-End 2009", "2009 Option Exercises and Stock Vested", "Pension Benefits at Fiscal Year-End 2009", "2009 Nonqualified Deferred Compensation", and "Potential Payments Upon Termination or Change in Control at Fiscal Year-End 2009" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2010, which sections are hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information called for by this item with respect to securities authorized for issuance under equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.

        The response to the remaining requirements of this item will be included under the sections captioned "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2010, which sections are hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The response to this item will be included under the sections captioned "Director Independence and Transactions of Directors with Comerica," "Transactions of Executive Officers with Comerica" and "Information about Nominees and Incumbent Directors" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2010, which sections are hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services.

        The response to this item will be included under the section captioned "Independent Auditors" of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2010, which section is hereby incorporated by reference.

 Comerica Incorporated and Subsidiaries
FORM 10-K CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is included in the 2009 Annual Report to Shareholders or in the 2010 Proxy Statement used in connection with the 2010 Annual Meeting of Shareholders to be held on April 27, 2010.	The following cross-reference index shows the page location in the 2009 Annual Report to Shareholders or the section of the 2010 Proxy Statement of only that information which is to be incorporated by reference into this Form 10-K.	All other sections of the 2009 Annual Report to Shareholders or the 2010 Proxy Statement are not required in this Form 10-K and are not to be considered a part of this Form 10-K.

		Page Number of 2009 Annual Report to Shareholders or Section of 2010 Proxy Statement
	PART I
ITEM 1.	Business	Included herein; 15; 17-21; 25-29; 35-27; 39-41; 114-118; 138-143
ITEM 1A.	Risk Factors	Included herein
ITEM 1B.	Unresolved Staff Comments	Included herein
ITEM 2.	Properties	Included herein
ITEM 3.	Legal Proceedings	Included herein
ITEM 4.	Submission of Matters to a Vote of Security Holders	Included herein
	PART II
ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Included herein; 116-118; 120-122
	Performance Graph	10
ITEM 6.	Selected Financial Data	11
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-68
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	52-59
ITEM 8.	Financial Statements and Supplementary Data:	15-55; 69-155
	Comerica Incorporated and Subsidiaries
	Consolidated Balance Sheets	69
	Consolidated Statements of Income	70
	Consolidated Statements of Changes in Shareholders' Equity	71
	Consolidated Statements of Cash Flows	72
	Notes to Consolidated Financial Statements	73-149
	Report of Management	150
	Report of Independent Registered Public Accounting Firm	152
	Management's Report on Internal Control Over Financial Reporting	150
	Attestation Report of Independent Registered Public Accounting Firm	151
	Statistical Disclosure by Bank Holding Companies:
	Analysis of Net Interest Income—Fully Taxable Equivalent	15
	Rate-Volume Analysis—Fully Taxable Equivalent	16
	Analysis of Investment Securities and Loans	30
	Analysis of Investment Securities Portfolio—Fully Taxable Equivalent	33
	International Cross-Border Outstandings	35
	Analysis of the Allowance for Loan Losses	39
	Allocation of the Allowance for Loan Losses	41
	Summary of Nonperforming Assets and Past Due Loans	42; 97-99
	Concentration of Credit	47
	Loan Maturities and Interest Rate Sensitivity	54
	Risk Management Derivative Instruments	54; 102-109
	Customer-Initiated and Other Derivative Instruments	55; 102-109
	Deposits—Maturity Distribution of Domestic Certificates of Deposit of $100,000 and Over	112
	Short-Term Borrowings	113

Page Number of 2009 Annual Report to Shareholders or Section of 2010 Proxy Statement
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Included herein
ITEM 9A.	Controls and Procedures:
	Management's Report on Internal Control Over Financial Reporting	150
	Attestation Report of Independent Registered Public Accounting Firm	151
	Other information called for by this item	Included herein
ITEM 9B.	Other Information	Included herein
PART III
ITEM 10.	Directors and Executive Officers of the Registrant:	Included herein
Information about Senior Financial Officer Code of Ethics
	Other information called for by this item	Information About Nominees and Incumbent Directors, Committees and Meetings of Directors, Committee Assignments, Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance
ITEM 11.	Executive Compensation	Compensation Committee Interlocks and Insider Participation, Compensation of Executive Officers, Compensation Discussion and Analysis, Compensation of Directors, Officer Stock Ownership Guidelines, Governance, Compensation and Nominating Committee Report, 2009 Summary Compensation Table, 2009 Grants Of Plan-Based Awards, Outstanding Equity Awards At Fiscal Year-End 2009, 2009 Option Exercises and Stock Vested, Pension Benefits at Fiscal Year-End 2009, 2009 Non-Qualified Deferred Compensation, and Potential Payments Upon Termination or Change in Control at Fiscal Year-End 2009
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
	Information about Securities Authorized for Issuance Under Equity Compensation Plans	Included herein
	Other information called for by this item	Security Ownership of Certain Beneficial Owners and Security Ownership of Management

Page Number of 2009 Annual Report to Shareholders or Section of 2010 Proxy Statement
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	Director Independence and Transactions of Directors with Comerica, Transactions of Executive Officers with Comerica, and Information about Nominees and Incumbent Directors
ITEM 14.	Principal Accountant Fees and Services	Independent Auditors

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following documents are filed as a part of this report:

1.
Financial Statements: The financial statements that are filed as part of this report are listed under Item 8 in the Form 10-K Cross-Reference Index on pages 27-29.

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
10.1†
Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (amended and restated November 18, 2008, with amendments effective December 31, 2008)(filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.2†	Comerica Incorporated 2006 Amended and Restated Management Incentive Plan (amended and restated November 18, 2008, with amendments effective December 31, 2008)(filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).
10.3†
Amended and Restated Benefit Equalization Plan for Employees of Comerica Incorporated (amended and restated March 24, 2009, with amendments effective January 1, 2009)(filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K on March 30, 2009, and incorporated herein by reference).
10.4†
Comerica Incorporated Amended and Restated Employee Stock Purchase Plan (amended and restated November 18, 2008, with amendments effective December 31, 2008)(filed as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).
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
10.17†
Restrictive Covenants and General Release Agreement by and between Dennis J. Mooradian and Comerica Incorporated dated February 20, 2009 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K on February 25, 2009, and incorporated herein by reference).
10.18†
1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated on November 18, 2008, with amendments effective December 31, 2008)(filed as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).
10.19†
1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (amended and restated on November 18, 2008, with amendments effective December 31, 2008)(filed as Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).
10.20†
Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors (amended and restated May 22, 2001)(filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).
10.21†
Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors of Comerica Bank and Affiliated Banks (amended and restated May 22, 2001)(filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).
10.22†
Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (amended and restated on November 18, 2008, with amendments effective December 31, 2008)(filed as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).
10.23†
Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (amended and restated on November 18, 2008, with amendments effective December 31, 2008)(filed as Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).
10.24†
Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (amended and restated on November 18, 2008, with amendments effective December 31, 2008)(filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

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
10.39
FINRA Letter of Acceptance, Waiver and Consent, effective January 5, 2009 (regarding settlement of auction rate securities investigation)(filed as Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).
10.40†
Form of Agreement Regarding Portion of Salary Payable in Phantom Stock Units (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 26, 2010, and incorporated herein by reference).
10.41†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (long-term restricted version).
10.42†	Form of Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period—current)
11
Statement regarding Computation of Net Income Per Common Share (incorporated by reference from Note 17 on pages 119 and 120 of Registrant's 2009 Annual Report to Shareholders attached hereto as Exhibit 13).
12	(not applicable)
13	Incorporated Sections of Registrant's 2009 Annual Report to Shareholders
14	(not applicable)
16	(not applicable)
18	(not applicable)
21	Subsidiaries of Registrant
22	(not applicable)
23	Consent of Ernst & Young LLP
24	(not applicable)
31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
33	(not applicable)
34	(not applicable)
35	(not applicable)
99.1	Certification Pursuant to 31 C.F.R. § 30.15 (Principal Executive Officer)
99.2	Certification Pursuant to 31 C.F.R. § 30.15 (Principal Financial Officer)
100	(not applicable)

†
Management compensation plan.

        File No. for all filings under Exchange Act: 1-10706.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 25, 2010.

COMERICA INCORPORATED
By:	/s/ RALPH W. BABB, JR. Ralph W. Babb, Jr. Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 25, 2010.

/s/ RALPH W. BABB, JR. Ralph W. Babb, Jr.	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ ELIZABETH S. ACTON Elizabeth S. Acton	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ MARVIN J. ELENBAAS Marvin J. Elenbaas	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Lillian Bauder	Director
/s/ JAMES F. CORDES James F. Cordes	Director
/s/ ROGER A. CREGG Roger A. Cregg	Director
/s/ T. KEVIN DENICOLA T. Kevin DeNicola	Director
/s/ JACQUELINE P. KANE Jacqueline P. Kane	Director

/s/ RICHARD G. LINDNER Richard G. Lindner	Director
/s/ ALFRED A. PIERGALLINI Alfred A. Piergallini	Director
Robert S. Taubman	Director
/s/ REGINALD M. TURNER, JR. Reginald M. Turner, Jr.	Director
/s/ NINA G. VACA Nina G. Vaca	Director
Kenneth L. Way	Director