Form 10-Q
period 2010-03-31
COMERICA INC /NEW/
filed 2010-04-30
CIK 28412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

$5 par value common stock:

Outstanding as of April 26, 2010: 176,322,103 shares

COMERICA INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Comerica Incorporated and Subsidiaries

	March 31,	December 31,	March 31,
(in millions, except share data)	2010	2009	2009
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$769	$774	$952

Interest-bearing deposits with banks	3,860	4,843	2,558
Other short-term investments	165	138	248

Investment securities available-for-sale	7,346	7,416	10,844

Commercial loans	20,756	21,690	26,431
Real estate construction loans	3,202	3,461	4,379
Commercial mortgage loans	10,358	10,457	10,514
Residential mortgage loans	1,631	1,651	1,836
Consumer loans	2,472	2,511	2,577
Lease financing	1,120	1,139	1,232
International loans	1,306	1,252	1,655
Total loans	40,845	42,161	48,624
Less allowance for loan losses	(987)	(985)	(816)
Net loans	39,858	41,176	47,808

Premises and equipment	637	644	676
Customers’ liability on acceptances outstanding	21	11	10
Accrued income and other assets	4,450	4,247	4,274
Total assets	$57,106	$59,249	$67,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$15,290	$15,871	$12,645

Money market and NOW deposits	16,009	14,450	12,240
Savings deposits	1,462	1,342	1,328
Customer certificates of deposit	5,979	6,413	8,815
Other time deposits	814	1,047	6,372
Foreign office time deposits	412	542	494
Total interest-bearing deposits	24,676	23,794	29,249
Total deposits	39,966	39,665	41,894

Short-term borrowings	489	462	2,207
Acceptances outstanding	21	11	10
Accrued expenses and other liabilities	1,047	1,022	1,464
Medium- and long-term debt	9,915	11,060	14,612
Total liabilities	51,438	52,220	60,187

Fixed rate cumulative perpetual preferred stock, series F, no par value, $1,000 liquidation value per share:
Authorized - 2,250,000 shares at 12/31/09 and 3/31/09
Issued - 2,250,000 shares at 12/31/09 and 3/31/09	—	2,151	2,134
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 203,878,110 shares at 3/31/10 and 178,735,252 shares at 12/31/09 and 3/31/09	1,019	894	894
Capital surplus	1,468	740	727
Accumulated other comprehensive loss	(303)	(336)	(238)
Retained earnings	5,064	5,161	5,252
Less cost of common stock in treasury - 27,575,283 shares at 3/31/10, 27,555,623 shares at 12/31/09 and 27,580,899 shares at 3/31/09	(1,580)	(1,581)	(1,586)
Total shareholders’ equity	5,668	7,029	7,183
Total liabilities and shareholders’ equity	$57,106	$59,249	$67,370

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Comerica Incorporated and Subsidiaries

	Three Months Ended
	March 31,
(in millions, except per share data)	2010	2009

INTEREST INCOME
Interest and fees on loans	$412	$452
Interest on investment securities	61	109
Interest on short-term investments	3	2
Total interest income	476	563

INTEREST EXPENSE
Interest on deposits	35	125
Interest on short-term borrowings	—	2
Interest on medium- and long-term debt	26	52
Total interest expense	61	179
Net interest income	415	384
Provision for loan losses	175	203
Net interest income after provision for loan losses	240	181

NONINTEREST INCOME
Service charges on deposit accounts	56	58
Fiduciary income	39	42
Commercial lending fees	22	18
Letter of credit fees	18	16
Card fees	13	12
Foreign exchange income	10	9
Bank-owned life insurance	8	8
Brokerage fees	6	9
Net securities gains	2	13
Other noninterest income	20	38
Total noninterest income	194	223

NONINTEREST EXPENSES
Salaries	169	171
Employee benefits	44	55
Total salaries and employee benefits	213	226
Net occupancy expense	42	41
Equipment expense	17	16
Outside processing fee expense	23	25
Software expense	22	20
FDIC insurance expense	17	15
Other real estate expense	12	7
Legal fees	9	7
Litigation and operational losses	1	2
Provision for credit losses on lending-related commitments	7	(1)
Other noninterest expenses	41	39
Total noninterest expenses	404	397
Income from continuing operations before income taxes	30	7
Provision (benefit) for income taxes	(5)	(1)
Income from continuing operations	35	8
Income from discontinued operations, net of tax	17	1
NET INCOME	52	9
Preferred stock dividends	123	33
Income allocated to participating securities	—	—
Net loss attributable to common shares	$(71)	$(24)

Basic earnings per common share:
Loss from continuing operations	$(0.57)	$(0.17)
Net loss	(0.46)	(0.16)

Diluted earnings per common share:
Loss from continuing operations	(0.57)	(0.17)
Net loss	(0.46)	(0.16)

Cash dividends declared on common stock	9	7
Cash dividends declared per common share	0.05	0.05

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Comerica Incorporated and Subsidiaries

					Accumulated
		Common Stock			Other			Total
	Preferred	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except per share data)	Stock	Outstanding	Amount	Surplus	Loss	Earnings	Stock	Equity

BALANCE AT DECEMBER 31, 2008	$2,129	150.5	$894	$722	$(309)	$5,345	$(1,629)	$7,152
Net income	—	—	—	—	—	9	—	9
Other comprehensive income, net of tax	—	—	—	—	71	—	—	71
Total comprehensive income								80
Cash dividends declared on preferred stock	—	—	—	—	—	(57)	—	(57)
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	—	(7)	—	(7)
Accretion of discount on preferred stock	5	—	—	—	—	(5)	—	—
Net issuance of common stock under employee stock plans	—	0.7	—	(12)	—	(33)	43	(2)
Share-based compensation	—	—	—	11	—	—	—	11
Other	—	—	—	6	—	—	—	6
BALANCE AT MARCH 31, 2009	$2,134	151.2	$894	$727	$(238)	$5,252	$(1,586)	$7,183

BALANCE AT DECEMBER 31, 2009	$2,151	151.2	$894	$740	$(336)	$5,161	$(1,581)	$7,029
Net income	—	—	—	—	—	52	—	52
Other comprehensive income, net of tax	—	—	—	—	33	—	—	33
Total comprehensive income								85
Cash dividends declared on preferred stock	—	—	—	—	—	(38)	—	(38)
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	—	(9)	—	(9)
Purchase of common stock	—	—	—	—	—	—	(2)	(2)
Issuance of common stock	—	25.1	125	724	—	—	—	849
Redemption of preferred stock	(2,250)	—	—	—	—	—	—	(2,250)
Redemption discount accretion on preferred stock	94	—	—	—	—	(94)	—	—
Accretion of discount on preferred stock	5	—	—	—	—	(5)	—	—
Net issuance of common stock under employee stock plans	—	—	—	—	—	(3)	3	—
Share-based compensation	—	—	—	4	—	—	—	4
Other	—	—	—	—	—	—	—	—
BALANCE AT MARCH 31, 2010	$—	176.3	$1,019	$1,468	$(303)	$5,064	$(1,580)	$5,668

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions)	2010	2009

OPERATING ACTIVITIES
Net income	$52	$9
Income from discontinued operations, net of tax	17	1
Income from continuing operations, net of tax	35	8
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	175	203
Provision for credit losses on lending-related commitments	7	(1)
Provision for deferred income taxes	3	9
Depreciation and software amortization	32	30
Net gain on early termination of leveraged leases	—	(24)
Share-based compensation expense	4	11
Net amortization (accretion) of securities	4	(3)
Net securities gains	(2)	(13)
Contribution to qualified pension plan	—	(100)
Net increase in trading securities	(26)	(87)
Net increase in loans held-for-sale	(1)	(3)
Net decrease in accrued income receivable	5	29
Net decrease in accrued expenses	(16)	(53)
Other, net	72	(256)
Discontinued operations, net	17	1
Net cash provided by operating activities	309	(249)

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	53	233
Proceeds from maturities of investment securities available-for-sale	321	578
Purchases of investment securities available-for-sale	(300)	(2,298)
Sales of Federal Home Loan Bank stock	41	—
Net decrease in loans	1,135	1,592
Proceeds from early termination of leveraged leases	—	102
Net increase in fixed assets	(17)	(19)
Net (increase) decrease in customers’ liability on acceptances outstanding	(10)	4
Discontinued operations, net	—	—
Net cash provided by investing activities	1,223	192

FINANCING ACTIVITIES
Net increase in deposits	56	168
Net increase in short-term borrowings	27	458
Net increase (decrease) in acceptances outstanding	10	(4)
Repayments of medium- and long-term debt	(1,000)	(400)
Repurchases of medium- and long-term debt	(165)	—
Proceeds from issuance of common stock	849	—
Redemption of preferred stock	(2,250)	—
Proceeds from issuance of common stock under employee stock plans	1	—
Purchase of common stock for treasury	(2)	—
Dividends paid on common stock	(8)	(50)
Dividends paid on preferred stock	(38)	(28)
Discontinued operations, net	—	—
Net cash (used in) provided by financing activities	(2,520)	144
Net (decrease) increase in cash and cash equivalents	(988)	87
Cash and cash equivalents at beginning of period	5,617	3,423
Cash and cash equivalents at end of period	$4,629	$3,510
Interest paid	$63	$171
Income taxes, tax deposits and tax-related interest paid	$69	$215
Noncash investing and financing activities:
Loans transferred to other real estate	$9	$32

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2009.

Consolidation

On January 1, 2010, the Corporation adopted Accounting Standards Update (ASU) No. 2009-17, “Improvements in Financial Reporting by Enterprises Involved with Variable Interest Entities,” (ASU 2009-17).  ASU 2009-17 amends consolidation guidance related to variable interest entities (VIEs) by replacing a quantitative approach for determining which enterprise, if any, is the primary beneficiary and required to consolidate a VIE with a qualitative approach.  The qualitative approach is focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.  ASU 2009-17 requires reconsideration of the primary beneficiary whenever circumstances change and eliminates the exception for qualifying special-purpose entities from consolidation guidance.

In February 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-10, “Amendments for Certain Investment Funds,” (ASU 2010-10). ASU 2010-10 indefinitely defers the requirements of ASU 2009-17 for certain investment funds with attributes of an investment company specified in the accounting guidance, including, but not limited to, venture capital funds, private equity funds and mutual funds. The deferral is also applicable to a reporting enterprise’s interest in an entity that is required to comply with or operates in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. For funds that qualify for the deferral, the Corporation will continue to analyze whether such fund should be consolidated under authoritative guidance that existed prior to the issuance of ASU 2009-17.

The Corporation was not required to consolidate any additional VIEs with which the Corporation is involved as a result of implementing the guidance in ASU 2009-17, as amended by ASU 2010-10.  See Note 6 for additional information about the Corporation’s involvement with VIEs.

Transfers of Financial Assets

On January 1, 2010, the Corporation adopted ASU No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets,” (ASU 2009-16).  ASU 2009-16 eliminates the concept of qualifying special-purpose entities and establishes conditions for reporting the transfer of a portion of a financial asset as a sale.  If the transfer does not meet these established conditions, the transferor and transferee must account for the transfer as a secured borrowing.  An enterprise that continues to transfer portions of a financial asset that do not meet these established conditions is eligible to record a sale only after it has transferred all of its interest in that asset.  The adoption of ASU 2009-16 was not material to the Corporation’s financial condition and results of operations.

Fair Value Measurements

In the first quarter 2010, the Corporation fully adopted ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” (ASU 2010-06).  ASU 2010-06 requires separate disclosures of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities, and that disclosures of inputs and valuation techniques should be provided for both recurring and nonrecurring Level 2 and Level 3 fair value measurements, and requires disclosure of purchases, sales, issuances and settlements activity on a gross (rather than net) basis in the Level 3 reconciliation of fair value measurements for assets and liabilities measured at fair value on a recurring basis.  For further information concerning fair value measurements, refer to Note 2.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Investment securities available-for-sale, trading securities, derivatives and deferred compensation plan liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as impaired loans, other real estate (primarily foreclosed property), indirect private equity and venture capital investments and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve write-downs of individual assets or application of lower of cost or fair value accounting.

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

Following is a description of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis.  For financial assets and liabilities recorded at fair value, the description includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified.  Transfers of assets or liabilities between levels of the fair value hierarchy  are recognized at the beginning of the reporting period, when applicable.

Cash and due from banks, federal funds sold and securities purchased under agreements to resell, and interest-bearing deposits with banks

The carrying amount of these instruments approximates the estimated fair value.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements (continued)

Trading securities and associated deferred compensation plan liabilities

Securities held for trading purposes and associated deferred compensation plan liabilities are recorded at fair value and included in “other short-term investments” and ‘‘accrued expenses and other liabilities,” respectively, on the consolidated balance sheets. Level 1 securities held for trading purposes include assets related to employee deferred compensation plans, which are invested in mutual funds and other securities traded on an active exchange, such as the New York Stock Exchange.  Deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets.  Level 2 trading securities include municipal bonds and mortgage-backed securities issued by U.S. government-sponsored entities and corporate debt securities. Securities classified as Level 3 include securities in less liquid markets and securities not rated by a credit agency.  The methods used to value trading securities are the same as the methods used to value investment securities available-for-sale, discussed below.

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

Investment securities available-for-sale

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available. If quoted prices are not available or the market is deemed to be inactive at the measurement date, an adjustment to the quoted prices may be necessary or the Corporation may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate to estimate an instrument’s fair value. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include residential mortgage-backed securities issued by U.S. government-sponsored enterprises, corporate debt securities and state and municipal securities. The fair value of Level 2 securities was determined using quoted prices of securities with similar characteristics or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information. Securities classified as Level 3, of which the substantial majority are auction-rate securities, represent securities in less liquid markets requiring significant management assumptions when determining fair value.  Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value at March 31, 2010 and 2009 was determined using an income approach based on a discounted cash flow model utilizing two significant assumptions: discount rate (including a liquidity risk premium) and workout period.  The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium.  The liquidity risk premium was based on observed industry auction-rate securities valuations by third parties.  The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation’s redemption experience.

Loans

The Corporation does not record loans at fair value on a recurring basis. However, periodically, the Corporation records nonrecurring adjustments to the carrying value of loans based on fair value measurements.  Loans for which it is probable that payment of interest or principal will not be made in accordance with the contractual terms of the original loan agreement are considered impaired.  Impaired loans where an allowance is established based on the fair value of collateral are considered nonrecurring fair value measurements.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation classifies the impaired loan as nonrecurring Level 2.  When management determines that the fair value of the collateral requires additional adjustments, either as a result of non-current appraisal value or when there is no observable market price, the Corporation classifies the impaired loan as nonrecurring Level 3.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements (continued)

Business loans consist of commercial, real estate construction, commercial mortgage, lease financing and international loans.  The estimated fair value for variable rate business loans that reprice frequently is based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant in an active market.  The fair value for other business loans, and consumer and residential mortgage loans are estimated using a discounted cash flow model that employs interest rates currently offered on the loans, adjusted by an amount for estimated credit losses and other adjustments that would be expected to be made by a market participant in an active market. The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable.

Customers’ liability on acceptances outstanding and acceptances outstanding

The carrying amount of these instruments approximates the estimated fair value.

Derivative assets and derivative liabilities

Derivative assets and derivative liabilities are included in “accrued income and other assets” and “accrued expenses and other liabilities,” respectively, on the consolidated balance sheets. Substantially all of the derivative instruments held or issued by the Corporation for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. For those derivative instruments, the Corporation measures fair value using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. As such, the Corporation classifies those derivative instruments as recurring Level 2.  Examples of Level 2 derivative instruments are interest rate swaps and energy derivative and foreign exchange contracts.

The Corporation also holds a portfolio of warrants for generally nonmarketable equity securities.  These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. Warrants which contain a net exercise provision or a non-contingent put right embedded in the warrant agreement are accounted for as derivatives and recorded at fair value using a Black-Scholes valuation model with five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company.  The Corporation classifies warrants accounted for as derivatives as recurring Level 3.

Nonmarketable equity securities

The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments. These funds generally cannot be redeemed and the majority are not readily marketable. Distributions from funds are received by the Corporation as the result of liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 15 years. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The investments are accounted for on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. Fair value measurement guidance permits the measurement of investments of this type on the basis of net asset value, provided the net asset value is calculated by the fund in compliance with fair value measurement guidance applicable to investment companies.  Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on percentage ownership in the net asset value of the entire fund, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements (continued)

The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $230 million and $271 million at March 31, 2010 and December 31, 2009, respectively, and its investment in FRB stock totaled $60 million and $59 million at March 31, 2010 and December 31, 2009, respectively.  The Corporation believes its investments in FHLB and FRB stock are ultimately recoverable at par.

The Corporation classifies nonmarketable equity securities subjected to nonrecurring fair value adjustments as Level 3.

Other real estate

Other real estate is included in “accrued income and other assets” on the consolidated balance sheets and includes primarily foreclosed property. Upon transfer from the loan portfolio, foreclosed property is adjusted to and subsequently carried at the lower of carrying value or fair value, less estimated costs to sell. Fair value is based upon independent market prices, appraised value or management’s estimation of the value.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation classifies the foreclosed property as nonrecurring Level 2.  When management determines that the fair value of the foreclosed property requires additional adjustments, either as a result of non-current appraisal value or when there is no observable market price, the Corporation classifies the foreclosed property as nonrecurring Level 3.

Loan servicing rights

Loan servicing rights, included in “accrued income and other assets” on the consolidated balance sheets, are subject to impairment testing.  A valuation model is used for impairment testing, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management.  If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model.  As such, the Corporation classifies loan servicing rights subjected to nonrecurring fair value adjustments as Level 3.

Goodwill

Goodwill, included in “accrued income and other assets” on the consolidated balance sheets, is subject to impairment testing that requires an estimate of the fair value of the Corporation’s reporting units. Estimating the fair value of reporting units is a subjective process involving the use of estimates and judgments, particularly related to future cash flows, discount rates (including market risk premiums) and market multiples. The fair values of the reporting units were determined using a blend of two commonly used valuation techniques, the market approach and the income approach. The Corporation gives consideration to two valuation techniques, as either technique can be an indicator of value.  For the market approach, valuations of reporting units were based on an analysis of relevant price multiples in market trades in industries similar to the reporting unit. Market trades do not consider a control premium associated with an acquisition or a sale transaction. For the income approach, estimated future cash flows and terminal value (value at the end of the cash flow period, based on price multiples) were discounted. The discount rate was based on the imputed cost of equity capital.  Material assumptions used in the valuation models included the comparable public company price multiples used in the terminal value, future cash flows and the market risk premium component of the discount rate. Due to the general uncertainty and depressed earning capacity in the financial services industry as of the measurement date, the Corporation concluded that the valuation under the income approach more clearly reflected the long-term future earning capacity of the reporting unit than the valuation under the market approach, and thus gave greater weight to the income approach.

If goodwill impairment testing resulted in impairment, the Corporation would classify goodwill subjected to nonrecurring fair value adjustments as Level 3.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements (continued)

Deposit liabilities

The estimated fair value of checking, savings and certain money market deposit accounts is represented by the amounts payable on demand. The estimated fair value of term deposits is calculated by discounting the scheduled cash flows using the period-end rates offered on these instruments.

Short-term borrowings

The carrying amount of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximates the estimated fair value.

Medium- and long-term debt

The carrying value of variable-rate FHLB advances approximates the estimated fair value. The estimated fair value of the Corporation’s remaining variable- and fixed-rate medium- and long-term debt is based on quoted market values. If quoted market values are not available, the estimated fair value is based on the market values of debt with similar characteristics.

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

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2010
Trading securities:
Deferred compensation plan assets	$86	$86	$—	$—
Government-sponsored enterprise residential mortgage-backed securities	1	—	1	—
Other government sponsored enterprise securities	2	—	2	—
State and municipal securities	45	—	45	—
Total trading securities	134	86	48	—

Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	100	100	—	—
Government-sponsored enterprise residential mortgage-backed securities	6,298	—	6,298	—
State and municipal securities (a)	45	—	—	45
Corporate debt securities:
Auction-rate debt securities	144	—	—	144
Other corporate debt securities	26	—	25	1
Equity and other non-debt securities:
Auction-rate preferred securities	663	—	—	663
Money market and other mutual funds	70	70	—	—
Total investment securities available-for-sale	7,346	170	6,323	853

Derivative assets:
Interest rate contracts	504	—	504	—
Energy derivative contracts	140	—	140	—
Foreign exchange contracts	42	—	42	—
Warrants	7	—	—	7
Total derivative assets	693	—	686	7

Total assets at fair value	$8,173	$256	$7,057	$860

Derivative liabilities:
Interest rate contracts	$236	$—	$236	$—
Energy derivative contracts	140	—	140	—
Foreign exchange contracts	38	—	38	—
Total derivative liabilities	414	—	414	—

Deferred compensation plan liabilities	86	86	—	—
Total liabilities at fair value	$500	$86	$414	$—

(a) Primarily auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements (continued)

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2009
Trading securities:
Deferred compensation plan assets	$86	$86	$—	$—
Government-sponsored enterprise residential mortgage-backed securities	3	—	3	—
State and municipal securities	15	—	15	—
Corporate debt securities	3	—	3	—
Total trading securities	107	86	21	—

Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	103	103	—	—
Government-sponsored enterprise residential mortgage-backed securities	6,261	—	6,261	—
State and municipal securities (a)	47	—	1	46
Corporate debt securities:
Auction-rate debt securities	150	—	—	150
Other corporate debt securities	50	—	43	7
Equity and other non-debt securities:
Auction-rate preferred securities	706	—	—	706
Money market and other mutual funds	99	99	—	—
Total investment securities available-for-sale	7,416	202	6,305	909

Derivative assets:
Interest rate contracts	492	—	492	—
Energy derivative contracts	137	—	137	—
Foreign exchange contracts	35	—	35	—
Warrants	7	—	—	7
Total derivative assets	671	—	664	7
Total assets at fair value	$8,194	$288	$6,990	$916

Derivative liabilities:
Interest rate contracts	$240	$—	$240	$—
Energy derivative contracts	136	—	136	—
Foreign exchange contracts	34	—	34	—
Total derivative liabilities	410	—	410	—

Deferred compensation plan liabilities	86	86	—	—
Total liabilities at fair value	$496	$86	$410	$—

(a) Primarily auction-rate securities.

There were no significant transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1 and Level 2 fair value measurements during the three-month periods ended March 31, 2010 and 2009.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements (continued)

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month periods ended March 31, 2010 and 2009.

		Net Realized/Unrealized Gains (Losses)
	Balance at Beginning of	Recorded in Earnings		Recorded in Other Comprehensive			Balance at End of
(in millions)	Period	Realized	Unrealized	Income (Pre-tax)	Sales	Settlements	Period
Three Months Ended March 31, 2010
Investment securities available-for-sale:
State and municipal securities (a)	$46	$—	$—	$(1)	$—	$—	$45
Auction-rate debt securities	150	—	—	(5)	(1)	—	144
Other corporate debt securities	7	27	—	—	—	(33)	1
Auction-rate preferred securities	706	2	—	1	(46)	—	663
Total investment securities available-for-sale	909	29	—	(5)	(47)	(33)	853
Derivative assets:
Warrants	7	—	—	—	—	—	7

Three months ended March 31, 2009
Trading securities:
State and municipal securities	$29	$—	$—	$—	$(29)	$—	$—
Corporate debt securities	5	—	—	—	(2)	—	3
Total trading securities	34	—	—	—	(31)	—	3
Investment securities available-for-sale:
State and municipal securities (a)	65	—	—	3	(13)	—	55
Auction-rate debt securities	147	—	—	—	(1)	—	146
Other corporate debt securities	5	—	2	—	—	—	7
Auction-rate preferred securities	936	5	—	33	(86)	—	888
Total investment securities available-for-sale	1,153	5	2	36	(100)	—	1,096
Derivative assets:
Warrants	8	—	—	—	—	—	8
Financial guarantees	5	—	—	—	—	(4)	1

(a) Primarily auction-rate securities

There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three-month periods ended March 31, 2010 and 2009.

The following table presents the income statement classification of realized and unrealized gains and losses due to changes in fair value recorded in earnings for the three-month periods ended March 31, 2010 and 2009 for recurring Level 3 assets and liabilities, as shown in the previous table.

	Net Securities
	Gains (Losses)		Discontinued Operations		Total
(in millions)	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Three months ended March 31, 2010
Investment securities available-for-sale:
Other corporate debt securities	$—	$—	$27	$—	$27	$—
Auction-rate preferred securities	2	—	—	—	2	—
Total investment securities available-for-sale	$2	$—	$27	$—	$29	$—

Three months ended March 31, 2009
Investment securities available-for-sale:
Other corporate debt securities	$—	$—	$—	$2	$—	$2
Auction-rate preferred securities	5	—	—	—	5	—
Total investment securities available-for-sale	$5	$—	$—	$2	$5	$2

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.  Assets and liabilities recorded at fair value on a nonrecurring basis are presented in the following table.

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2010
Loans held-for-sale:
Residential mortgage	$5	$—	$5	$—
Loans:
Commercial	213	—	—	213
Real estate construction	519	—	—	519
Commercial mortgage	333	—	—	333
Residential mortgage	13	—	—	13
Consumer	1	—	—	1
Lease financing	11	—	—	11
International	6	—	—	6
Total loans (a)	1,096	—	—	1,096

Nonmarketable equity securities (b)	8	—	—	8
Other real estate (c)	94	—	—	94
Loan servicing rights	6	—	—	6
Total assets at fair value	$1,209	$—	$5	$1,204
Total liabilities at fair value	$—	$—	$—	$—

December 31, 2009
Loans held-for-sale:
Residential mortgage	$6	$—	$6	$—
Loans:
Commercial	239	—	—	239
Real estate construction	511	—	—	511
Commercial mortgage	326	—	—	326
Residential mortgage	13	—	—	13
Lease financing	13	—	—	13
International	29	—	—	29
Total loans (a)	1,131	—	—	1,131

Nonmarketable equity securities (b)	8	—	—	8
Other real estate (c)	116	—	—	116
Loan servicing rights	7	—	—	7
Total assets at fair value	$1,268	$—	$6	$1,262
Total liabilities at fair value	$—	$—	$—	$—

(a)          The Corporation recorded $185 million and $189 million in fair value losses on impaired loans (included in “provision for loan losses” on the consolidated statements of income) during the three months ended March 31, 2010 and 2009, respectively, based on the estimated fair value of the underlying collateral.

(b)         The Corporation recorded $1 million and $3 million in fair value losses related to write-downs on nonmarketable equity securities (included in “other noninterest income” on the consolidated statements of income) during the three months ended March 31, 2010 and 2009, respectively, based on the estimated fair value of the funds. At both March 31, 2010 and December 31, 2009, commitments to fund additional investments in nonmarketable equity securities recorded at fair value on a nonrecurring basis totaled approximately $3 million.

(c)          The Corporation recorded $10 million and $3 million in fair value losses related to write-downs of other real estate, based on the estimated fair value of the underlying collateral, and recognized net gains of $2 million and net losses of $1 million on sales of other real estate during the three months ended March 31, 2010 and 2009, respectively (included in “other real estate expense” on the consolidated statements of income).

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements (continued)

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in millions)	Amount	Fair Value	Amount	Fair Value

Assets
Cash and due from banks	$769	$769	$774	$774
Interest-bearing deposits with banks	3,860	3,860	4,843	4,843

Loans held-for-sale	31	31	30	30

Total loans, net of allowance for loan losses (a)	39,858	39,741	41,176	41,098

Customers’ liability on acceptances outstanding	21	21	11	11
Nonmarketable equity securities (b)	57	72	57	61
Loan servicing rights	6	6	7	7

Liabilities
Demand deposits (noninterest-bearing)	15,290	15,290	15,871	15,871
Interest-bearing deposits	24,676	24,692	23,794	23,814
Total deposits	39,966	39,982	39,665	39,685

Short-term borrowings	489	489	462	462
Acceptances outstanding	21	21	11	11
Medium- and long-term debt	9,915	9,678	11,060	10,723

Credit-related financial instruments	(97)	(122)	(90)	(115)

(a)          Included $1,096 million and $1,131 million of impaired loans recorded at fair value on a nonrecurring basis at March 31, 2010 and December 31, 2009, respectively.

(b)         Included $8 million of indirect private equity and venture capital investments recorded at fair value on a nonrecurring basis at both March 31, 2010 and December 31, 2009.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 3 - Investment Securities

A summary of the Corporation’s investment securities available-for-sale follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in millions)	Cost	Gains	Losses	Fair Value

March 31, 2010
U.S. Treasury and other U.S. government agency securities	$100	$—	$—	$100
Government-sponsored enterprise residential mortgage-backed securities	6,213	90	5	6,298
State and municipal securities (a)	50	—	5	45
Corporate debt securities:
Auction-rate debt securities	155	—	11	144
Other corporate debt securities	26	—	—	26
Equity and other non-debt securities:
Auction-rate preferred securities	668	6	11	663
Money market and other mutual funds	70	—	—	70
Total investment securities available-for-sale	$7,282	$96	$32	$7,346

December 31, 2009
U.S. Treasury and other U.S. government agency securities	$103	$—	$—	$103
Government-sponsored enterprise residential mortgage-backed securities	6,228	51	18	6,261
State and municipal securities (a)	51	—	4	47
Corporate debt securities:
Auction-rate debt securities	156	—	6	150
Other corporate debt securities	50	—	—	50
Equity and other non-debt securities:
Auction-rate preferred securities	711	8	13	706
Money market and other mutual funds	99	—	—	99
Total investment securities available-for-sale	$7,398	$59	$41	$7,416

(a) Primarily auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 3 - Investment Securities (continued)

A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of March 31, 2010 and December 31, 2009 follows:

	Impaired
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses

March 31, 2010
U.S. Treasury and other U.S. government agency securities	$—	$—	$—	$—	$—	$—
Government-sponsored enterprise residential mortgage-backed securities	998	5	—	—	998	5
State and municipal securities (a)	—	—	44	5	44	5
Corporate debt securities:
Auction-rate debt securities	144	11	—	—	144	11
Other corporate debt securities	—	—	—	—	—	—
Equity and other non-debt securities:
Auction-rate preferred securities	486	11	—	—	486	11
Money market and other mutual funds	—	—	—	—	—	—
Total temporarily impaired securities	$1,628	$27	$44	$5	$1,672	$32

December 31, 2009
U.S. Treasury and other U.S. government
agency securities	$—	$—	$—	$—	$—	$—
Government-sponsored enterprise residential mortgage-backed securities	1,609	18	—	—	1,609	18
State and municipal securities (a)	—	—	46	4	46	4
Corporate debt securities:
Auction-rate debt securities	150	6	—	—	150	6
Other corporate debt securities	—	—	—	—	—	—
Equity and other non-debt securities:
Auction-rate preferred securities	510	13	—	—	510	13
Money market and other mutual funds	—	—	—	—	—	—
Total temporarily impaired securities	$2,269	$37	$46	$4	$2,315	$41

(a) Primarily auction-rate securities.

Investment securities in an unrealized loss position are reviewed quarterly for possible other-than-temporary impairment (OTTI). If the Corporation intends to sell securities in an unrealized loss position or it is more likely than not that the Corporation will be required to sell the securities prior to recovery of the amortized cost basis, the Corporation would recognize an OTTI impairment loss in “net securities gains” on the consolidated statements of income for the full difference between the amortized cost and the fair value of those securities. If the Corporation does not intend to sell the securities and it is not more likely than not that it will be required to sell the securities prior to recovery of the amortized cost basis, the Corporation would recognize an OTTI impairment loss if full collection of the carrying amount of the securities is not expected, and only the amount of OTTI impairment associated with credit loss is recognized in income in “net securities gains.” Amounts relating to all other factors are recorded in other comprehensive income (loss) (OCI).  The Corporation does not intend to sell the securities, and it is not more-likely-than-not that the Corporation will be required to sell the securities prior to recovery of amortized cost.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 3 - Investment Securities (continued)

At March 31, 2010, the Corporation had 456 securities in an unrealized loss position, including 327 auction-rate preferred securities, 78 auction-rate debt securities, 40 state and municipal auction-rate debt securities and nine AAA-rated U.S. government-sponsored enterprise residential mortgage-backed securities (i.e., FMNA, FHLMC). The Corporation does not expect to collect the full carrying amount of certain state and municipal auction-rate debt securities and recognized less than $1 million of credit-related OTTI impairment loss in “net securities gains” in the consolidated statements of income and less than $0.5 million of OTTI impairment relating to all other factors in OCI in the first quarter 2010 for these securities. For the remaining securities in an unrealized loss position, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of collecting the full carrying amount of the securities. The Corporation does not consider these remaining securities to be other-than-temporarily impaired at March 31, 2010.

Sales, calls and write-downs of investment securities available-for-sale resulted in the following realized gains and losses, computed based on the adjusted cost of the specific security.

	Three Months Ended March 31
(in millions)	2010	2009

Securities gains	$3	$13
Securities losses	(1)	—
Total net securities gains	$2	$13

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized	Fair
March 31, 2010	Cost	Value

Contractual maturity
Within one year	$207	$209
After one year through five years	128	131
After five years through ten years	464	480
After ten years	5,745	5,793
Subtotal	6,544	6,613
Equity and other nondebt securities:
Auction-rate preferred securities	668	663
Money market and other mutual funds	70	70
Total investment securities available-for-sale	$7,282	$7,346

Included in the contractual maturity distribution in the table above were auction-rate securities with a total amortized cost and fair value of $204 million and $188 million, respectively.  Auction-rate securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions.  At each successful auction, the Corporation has the option to sell the security at par value.  Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt.  As a result, the expected life of auction-rate securities may differ significantly from the contractual life.  Also included in the table above were residential mortgage-backed securities with a total amortized cost and fair value of $6,214 million and $6,299 million, respectively.  The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.

At March 31, 2010, investment securities having a carrying value of $4.1 billion were pledged where permitted or required by law to secure $3.9 billion of liabilities, including public and other deposits, FHLB advances and derivative instruments. This included residential mortgage-backed securities of $2.0 billion pledged with the FHLB to secure advances of $2.0 billion at March 31, 2010.  The remaining pledged securities of $2.1 billion were primarily with state and local government agencies to secure $1.9 billion of deposits and other liabilities.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 4 - Allowance for Credit Losses

The following summarizes the changes in the allowance for loan losses:

	Three Months Ended
	March 31,
(in millions)	2010	2009

Balance at beginning of period	$985	$770

Loan charge-offs:
Domestic
Commercial	49	61
Real estate construction
Commercial Real Estate business line (a)	71	57
Other business lines (b)	3	—
Total real estate construction	74	57
Commercial mortgage
Commercial Real Estate business line (a)	16	16
Other business lines (b)	28	18
Total commercial mortgage	44	34
Residential mortgage	2	2
Consumer	8	6
Lease financing	—	—
International	7	1
Total loan charge-offs	184	161

Recoveries:
Domestic
Commercial	7	3
Real estate construction	1	—
Commercial mortgage	3	—
Residential mortgage	—	—
Consumer	—	1
Lease financing	—	—
International	—	—
Total recoveries	11	4
Net loan charge-offs	173	157
Provision for loan losses	175	203
Balance at end of period	$987	$816

(a) Primarily charge-offs of loans to real estate investors and developers.

(b) Primarily charge-offs of loans secured by owner-occupied real estate.

Changes in the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended
	March 31,
(in millions)	2010	2009

Balance at beginning of period	$37	$38
Less: Charge-offs on lending-related commitments (a)	—	—
Add: Provision for credit losses on lending-related commitments	7	(1)
Balance at end of period	$44	$37

(a) Charge-offs result from the sale of unfunded lending-related commitments.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 4 - Allowance for Credit Losses (continued)

The following presents the carrying value of impaired loans and the related allowance as of March 31, 2010 and December 31, 2009:

(in millions)	March 31, 2010	December 31, 2009
Total nonaccrual loans	$1,145	$1,165
Total reduced-rate loans	17	16
Total nonperforming loans	1,162	1,181
Total performing restructured loans	8	11
Total impaired loans	1,170	1,192
Impaired loans excluded from individual evaluation	(58)	(51)
Individually evaluated impaired loans	$1,112	$1,141

Individually evaluated impaired loans requiring an allowance	$1,076	$1,080
Allowance on individually evaluated impaired loans	$218	$196

Individually evaluated impaired loans averaged $1,114 million and $930 million for the three-month periods ended March 31, 2010 and 2009, respectively.

Note 5 - Derivative and Credit-Related Financial Instruments

In the normal course of business, the Corporation enters into various transactions involving derivative and credit-related financial instruments to manage exposure to fluctuations in interest rate, foreign currency and other market risks and to meet the financing needs of customers. These financial instruments involve, to varying degrees, elements of market and credit risk.  Derivatives are carried at fair value in the consolidated financial statements. Market and credit risk are included in the determination of fair value.

Market risk is the potential loss that may result from movements in interest rates, foreign currency exchange rates or energy commodity prices that cause an unfavorable change in the value of a financial instrument. The Corporation manages this risk by establishing monetary exposure limits and monitoring compliance with those limits.  Market risk inherent in interest rate and energy contracts entered into on behalf of customers is mitigated by taking offsetting positions, except in those circumstances when the amount, tenor and/or contract rate level results in negligible economic risk, whereby the cost of purchasing an offsetting contract is not economically justifiable.  The Corporation mitigates most of the inherent market risk in foreign exchange contracts entered into on behalf of customers by taking offsetting positions and manages the remainder through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. Market risk inherent in derivative instruments held or issued for risk management purposes is typically offset by changes in the fair value of the assets or liabilities being hedged.

Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from financial instruments by evaluating the creditworthiness of each counterparty, adhering to the same credit approval process used for traditional lending activities. Counterparty risk limits and monitoring procedures also facilitate the management of credit risk.

Bilateral collateral agreements with counterparties reduce credit risk by providing for the daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government agencies to collateralize amounts due to either party.  At March 31, 2010, counterparties had pledged marketable investment securities to secure approximately 80 percent of the fair value of contracts with bilateral collateral agreements in an unrealized gain position.  For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. In addition, at March 31, 2010, master netting arrangements were in place with substantially all interest rate and energy swap counterparties and certain foreign exchange counterparties. These arrangements effectively reduce credit risk by permitting settlement, on a net basis, of contracts entered into with the same counterparty.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 5 - Derivative and Credit-Related Financial Instruments (continued)

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2010 was $125 million, for which the Corporation had assigned collateral of $118 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions.  If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2010, the Corporation would have been required to assign an additional $15 million of collateral to its counterparties.

The Corporation had commitments to purchase $100 million of when-issued investment securities for its available-for-sale portfolio at March 31, 2010. Outstanding commitments expose the Corporation to both credit and market risk.

Derivative Instruments

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at March 31, 2010 and December 31, 2009.  The table excludes commitments and warrants accounted for as derivatives.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 5 - Derivative and Credit-Related Financial Instruments (continued)

	March 31, 2010			December 31, 2009
		Fair Value (a)			Fair Value (a)
	Notional/	Asset Derivatives	Liability Derivatives	Notional/	Asset Derivatives	Liability Derivatives
(in millions)	Contract Amount (b)	(Unrealized Gains) (c)	(Unrealized Losses)	Contract Amount (b)	(Unrealized Gains) (c)	(Unrealized Losses)
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - cash flow - receive fixed/pay floating	$1,700	$24	$—	$1,700	$30	$—
Swaps - fair value - receive fixed/pay floating	1,600	216	—	1,600	194	—
Total risk management interest rate swaps designated as hedging instruments	3,300	240	—	3,300	224	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot and forwards	333	1	1	252	—	1
Swaps	—	—	—	1	—	—
Total risk management foreign exchange contracts used as economic hedges	333	1	1	253	—	1
Total risk management purposes	$3,633	$241	$1	$3,553	$224	$1
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	$992	$—	$8	$1,176	$—	$10
Caps and floors purchased	992	8	—	1,176	10	—
Swaps	9,544	256	228	9,744	258	230
Total interest rate contracts	11,528	264	236	12,096	268	240
Energy derivative contracts:
Caps and floors written	881	—	62	869	—	70
Caps and floors purchased	881	62	—	869	70	—
Swaps	547	78	78	599	67	66
Total energy derivative contracts	2,309	140	140	2,337	137	136
Foreign exchange contracts:
Spot, forwards, futures and options	2,606	41	37	2,000	34	32
Swaps	22	—	—	23	1	1
Total foreign exchange contracts	2,628	41	37	2,023	35	33
Total customer-initiated and other activities	$16,465	$445	$413	$16,456	$440	$409
Total derivatives	$20,098	$686	$414	$20,009	$664	$410

(a)	Asset derivatives are included in “accrued income and other assets” and liability derivatives are included in “accrued expenses and other liabilities” in the consolidated balance sheets.

(b)

Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(c)

Unrealized gains represent receivables from derivative counterparties and, therefore, expose the Corporation to credit risk.  Credit risk, which excludes the effects of any collateral or netting arrangements, is measured as the cost to replace contracts in a profitable position at current market rates.  The fair value of unrealized gains were net of credit-related adjustments totaling $3 million and $4 million at March 31, 2010 and December 31, 2009, respectively.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 5 - Derivative and Credit-Related Financial Instruments (continued)

Risk Management

As an end-user, the Corporation employs a variety of financial instruments for risk management purposes, including cash instruments, such as investment securities, as well as derivative instruments.  Activity related to these instruments is centered predominantly in the interest rate markets and mainly involves interest rate swaps.  Various other types of instruments also may be used to manage exposures to market risks, including interest rate caps and floors, total return swaps, foreign exchange forward contracts and foreign exchange swap agreements.

As part of a fair value hedging strategy, the Corporation entered into interest rate swap agreements for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount.

Risk management fair value interest rate swaps generated net interest income of $19 million and $12 million for the three-month periods ended March 31, 2010 and 2009, respectively.

The net gains (losses) recognized in other noninterest income (i.e., the ineffective portion) in the consolidated statements of income on risk management derivatives designated as fair value hedges of fixed-rate debt was as follows.

	Three months ended March 31,
(in millions)	2010	2009

Interest rate swaps	$(1)	$(1)

As part of a cash flow hedging strategy, the Corporation entered into predominantly two-year interest rate swap agreements (weighted-average original maturity of 2.2 years) that effectively convert a portion of existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the life of the agreements (currently over the next 12 months). Approximately four percent ($1.7 billion) of the Corporation’s outstanding loans were designated as hedged items to interest rate swap agreements at March 31, 2010. If interest rates, interest yield curves and notional amounts remain at current levels, the Corporation expects to reclassify $13 million of net gains, net of tax, on derivative instruments designated as cash flow hedges from accumulated other comprehensive income (loss) to earnings during the next twelve months due to receipt of variable interest associated with existing and forecasted floating-rate loans.

The net gains (losses) recognized in income and OCI on risk management derivatives designated as cash flow hedges of loans for the three-month periods ended March 31, 2010 and 2009 are displayed in the table below.

	Three months ended March 31,
(in millions)	2010	2009
Interest rate swaps
Gain recognized in OCI (effective portion)	$6	$6
Gain (loss) recognized in other noninterest income (ineffective portion)	(3)	1
Gain reclassified from accumulated OCI into interest and fees on loans (effective portion)	8	8

Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies.  The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 5 - Derivative and Credit-Related Financial Instruments (continued)

The net gains (losses) recognized in other noninterest income in the consolidated statements of income on risk management derivative instruments used as economic hedges were as follows.

	Three Months Ended March 31,
(in millions)	2010	2009

Foreign exchange contracts	$—	$(1)

The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of March 31, 2010 and December 31, 2009.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)

March 31, 2010
Swaps - cash flow - receive fixed/pay floating rate:
Variable rate loan designation	$1,700	0.7	5.22%	3.25%
Swaps - fair value - receive fixed/pay floating rate:
Medium- and long-term debt designation	1,600	7.8	5.73	0.84
Total risk management interest rate swaps	$3,300

December 31, 2009
Swaps - cash flow - receive fixed/pay floating rate:
Variable rate loan designation	$1,700	0.9	5.22%	3.25%
Swaps - fair value - receive fixed/pay floating rate:
Medium- and long-term debt designation	1,600	8.1	5.73	1.01
Total risk management interest rate swaps	$3,300

(a)          Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at March 31, 2010.

Management believes these hedging strategies achieve the desired relationship between the rate maturities of assets and funding sources which, in turn, reduce the overall exposure of net interest income to interest rate risk, although there can be no assurance that such strategies will be successful.

Customer-Initiated and Other

Fee income is earned from entering into various transactions at the request of customers (customer-initiated contracts), principally foreign exchange contracts, interest rate contracts and energy derivative contracts.  For customer-initiated foreign exchange contracts, the Corporation mitigates most of the inherent market risk by taking offsetting positions and manages the remainder through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly.

For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized in “other noninterest income” in the consolidated statements of income net gains of less than $0.5 million in both the three-month periods ended March 31, 2010 and 2009.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 5 - Derivative and Credit-Related Financial Instruments (continued)

Fair values of customer-initiated and other derivative instruments represent the net unrealized gains or losses on such contracts and are recorded in the consolidated balance sheets.  Changes in fair value are recognized in the consolidated statements of income. The net gains recognized in income on customer-initiated derivative instruments, after the impact of offsetting positions, were as follows.

		Three Months Ended March 31,
(in millions)	Location of Gain	2010	2009

Interest rate contracts	Other noninterest income	$3	$4
Energy derivative contracts	Other noninterest income	—	—
Foreign exchange contracts	Foreign exchange income	9	9
Total		$12	$13

Additional information regarding the nature, terms and associated risks of derivative instruments can be found in the Corporation’s 2009 Annual Report on page 54 and in Notes 1 and 10 to the consolidated financial statements.

Credit-Related Financial Instruments

The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

	March 31,	December 31,
(in millions)	2010	2009

Unused commitments to extend credit:
Commercial and other	$22,702	$22,451
Bankcard, revolving check credit and home equity loan commitments	1,893	1,917
Total unused commitments to extend credit	$24,595	$24,368

Standby letters of credit	$5,733	$5,652
Commercial letters of credit	89	104
Other financial guarantees	18	18

The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At March 31, 2010 and December 31, 2009, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $44 million and $37 million, respectively.

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

Standby and Commercial Letters of Credit and Financial Guarantees

Standby and commercial letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature.  These contracts expire in decreasing amounts through the year 2019.  The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $387 million of the $5.8 billion standby and commercial letters of credit outstanding at March 31, 2010.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 5 - Derivative and Credit-Related Financial Instruments (continued)

Financial guarantees at March 31, 2010 consisted of credit risk participation agreements, where the Corporation, primarily as part of a syndicated lending arrangement, guaranteed a portion of the credit risk on an interest rate swap agreement between the lead bank in the syndicate and a customer.  In the event of default by a customer, the Corporation would be required to pay the portion of the unpaid amount guaranteed by the Corporation to the lead bank.  At March 31, 2010, the estimated fair value of the Corporation’s credit risk participation agreements where the Corporation was the guarantor was $18 million, and the estimated credit exposure was $27 million.  The estimated credit exposure includes the estimated credit risk as of March 31, 2010, in addition to an estimate for potential future risk for changes in interest rates in each remaining year of the contract until maturity.  In addition, the estimated credit exposure assumes the lead bank would be unable to liquidate assets of the customers.  In the event of default, the lead bank has the ability to liquidate the assets of the customer, in which case the lead bank would be required to return a percentage of recouped assets to the participating banks.  These credit risk participation agreements expire in decreasing amounts through the year 2016, with a weighted average remaining maturity for outstanding agreements of 2.2 years.

At March 31, 2010, the carrying value of the Corporation’s standby and commercial letters of credit and financial guarantees, included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $77 million.

The following table presents a summary of total internally classified watch list standby and commercial letters of credit and financial guarantees (generally consistent with regulatory defined special mention, substandard and doubtful) at March 31, 2010 and December 31, 2009.  The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	March 31, 2010	December 31, 2009
Total watch list standby and commercial letters of credit	$413	$432
As a percentage of total outstanding standby and commercial letters of credit	7.1%	7.5%

Total watch list financial guarantees	$1	$1
As a percentage of total outstanding financial guarantees	6.9%	5.8%

Note 6 — Variable Interest Entities (VIEs)

The Corporation evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Corporation is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that require a reconsideration. The following provides a summary of the VIEs in which the Corporation has an interest.

The Corporation has a limited partnership interest in 137 low income housing tax credit/historic rehabilitation tax credit partnerships. These entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities as the general partner has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.   While the partnership agreements allow the limited partners, through a majority vote, to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause.  The Corporation accounts for its interest in these partnerships on the cost or equity method. Exposure to loss as a result of the Corporation’s involvement with these entities at March 31, 2010 was limited to the book basis of the Corporation’s investment of approximately $326 million, which includes unused commitments for future investments.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 6 — Variable Interest Entities (VIEs) (continued)

As a limited partner, the Corporation obtains income tax credits and deductions from the operating losses of these low income housing tax credit/historic rehabilitation tax credit partnerships, which are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable.  These  income tax credits and deductions are allocated to the funds’ investors based on their ownership percentages. Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other noninterest income” on the consolidated statements of income.   In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund low income housing partnerships ($53 million at March 31, 2010).

The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the three-month period ended March 31, 2010.

The following table summarizes the impact of these VIEs on line items on the Corporation’s consolidated statements of income.

	Three Months Ended
(in millions)	March 31,
Classification in Earnings	2010	2009
Other noninterest income	$(12)	$(12)
Provision (benefit) for income taxes (a)	(12)	(11)

(a) Income tax credits from low income housing tax credit/historic rehabilitation tax credit partnerships.

Additional information regarding the Corporation’s consolidation policy can be found in Note 1 to these consolidated financial statements (unaudited) and Note 1 to the consolidated financial statements in the Corporation’s 2009 Annual Report.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 7 - Medium- and Long-Term Debt

Medium- and long-term debt are summarized as follows:

(in millions)	March 31, 2010	December 31, 2009

Parent company
Subordinated notes:
4.80% subordinated note due 2015	$329	$325
6.576% subordinated notes due 2037	510	511
Total subordinated notes	839	836

Medium-term notes:
Floating-rate based on LIBOR indices due 2010	150	150
Total parent company	989	986

Subsidiaries
Subordinated notes:
7.125% subordinated note due 2010	—	152
5.70% subordinated note due 2014	277	275
5.75% subordinated notes due 2016	683	678
5.20% subordinated notes due 2017	551	543
8.375% subordinated note due 2024	189	187
7.875% subordinated note due 2026	206	204
Total subordinated notes	1,906	2,039

Medium-term notes:
Floating-rate based on LIBOR indices due 2010 to 2012	1,967	1,982

Federal Home Loan Bank advances:
Floating-rate based on LIBOR indices due 2010 to 2014	5,000	6,000

Other notes:
6.0% - 6.4% fixed-rate notes due 2020	53	53

Total subsidiaries	8,926	10,074
Total medium- and long-term debt	$9,915	$11,060

The carrying value of medium- and long-term debt was adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.

Comerica Bank (the Bank), a subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members.  FHLB advances bear interest at variable rates based on LIBOR and were secured by $3 billion of real estate-related loans and $2 billion of mortgage-backed investment securities at March 31, 2010.

In the first quarter 2010, the Bank exercised its option to redeem, at par, a $150 million, 7.125% subordinated note, which had an original maturity date of 2013, and recognized a pre-tax gain of $2 million resulting from the previous termination of a related interest rate swap. In addition, the Bank repurchased, at a discount, $15 million of floating rate medium-term notes maturing in 2011 in the first quarter 2010.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 8 - Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges and the change in the accumulated defined benefit and other postretirement plans adjustment.  Total comprehensive income was $85 million and $80 million for the three months ended March 31, 2010 and 2009, respectively. The $5 million increase in total comprehensive income for the three months ended March 31, 2010, when compared to the same period in the prior year, resulted primarily from a $43 million increase in net income, partially offset by a $34 million after-tax decrease in net unrealized gains on investment securities available-for-sale.  The following table presents reconciliations of the components of the accumulated other comprehensive income (loss) for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31
(in millions)	2010	2009
Accumulated net unrealized gains on investment securities available-for-sale:
Balance at beginning of period, net of tax	$11	$131

Net unrealized holding gains arising during the period	48	112
Less: Reclassification adjustment for net gains included in net income	2	13
Change in net unrealized gains before income taxes	46	99
Less: Provision for income taxes	17	36
Change in net unrealized gains on investment securities available-for-sale, net of tax	29	63
Balance at end of period, net of tax	$40	$194

Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$18	$30

Net cash flow hedge gains arising during the period	6	6
Less: Reclassification adjustment for net gains included in net income	8	8
Change in net cash flow hedge gains before income taxes	(2)	(2)
Less: Provision for income taxes	(1)	(1)
Change in net cash flow hedge gains, net of tax	(1)	(1)
Balance at end of period, net of tax	$17	$29

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(365)	$(470)
Net defined benefit pension and other postretirement adjustment arising during the period	—	—
Less: Adjustment for amounts recognized as components of net periodic benefit cost during the period	(8)	(14)
Change in defined benefit and other postretirement plans adjustment before income taxes	8	14
Less: Provision for income taxes	3	5
Change in defined benefit and other postretirement plans adjustment, net of tax	5	9
Balance at end of period, net of tax	$(360)	$(461)

Total accumulated other comprehensive loss at end of period, net of tax	$(303)	$(238)

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 9 — Net Income (Loss) per Common Share

Basic and diluted income (loss) from continuing operations per common share and net income (loss) per common share for the three months ended March 31, 2010 and 2009 were computed as follows:

	Three Months Ended
	March 31,
(in millions, except per share data)	2010	2009

Basic and diluted
Income from continuing operations	$35	$8
Less:
Preferred stock dividends	29	33
Redemption discount accretion on preferred stock	94	—
Income allocated to participating securities	—	—
Loss from continuing operations attributable to common shares	$(88)	$(25)

Net income	$52	$9
Less:
Preferred stock dividends	29	33
Redemption discount accretion on preferred stock	94	—
Income allocated to participating securities	—	—
Net loss attributable to common shares	$(71)	$(24)

Basic average common shares	155	149

Basic loss from continuing operations per common share	$(0.57)	$(0.17)
Basic net loss per common share	$(0.46)	$(0.16)

Basic average common shares	155	149
Common stock equivalents:
Net effect of the assumed exercise of stock options	—	—
Net effect of the assumed exercise of warrant	—	—
Diluted average common shares	155	149

Diluted loss from continuing operations per common share	$(0.57)	$(0.17)
Diluted net loss per common share	$(0.46)	$(0.16)

Basic income (loss) from continuing operations per common share and net income (loss) per common share are calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared (distributed earnings) and participation rights in undistributed earnings. Distributed and undistributed earnings are allocated between common and participating security shareholders based on their respective rights to receive dividends.  Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities (i.e., nonvested restricted stock). Undistributed net losses are not allocated to nonvested restricted shareholders, as these shareholders do not have a contractual obligation to fund the losses incurred by the Corporation.  Income (loss) from continuing operations attributable to common shares and net income (loss) attributable to common shares are then divided by the weighted-average number of common shares outstanding during the period, net of nonvested restricted shares.

Diluted income (loss) from continuing operations per common share and net income (loss) per common share consider common stock issuable under the assumed exercise of stock options granted under the Corporation’s stock plans and a warrant. Diluted income (loss) from continuing operations attributable to common shares and net income (loss) attributable to common shares are then divided by the total of weighted-average number of common shares and common stock equivalents outstanding during the period, net of nonvested restricted shares.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 9 — Net Income (Loss) per Common Share (continued)

The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income (loss) per common share because the options’ exercise prices were greater than the average market price of common shares for the period.

	Three Months Ended
	March 31,
(shares in millions)	2010	2009

Average shares related to outstanding options and warrant	16.7	31.7
Range of exercise prices	$36.24 - $64.50	$17.32 - $66.81

Due to the net loss attributable to common shares reported for the three months ended March 31, 2010, less than 0.5 million common stock equivalents for options to purchase 3.1 million shares and 2 million of common stock equivalents for a warrant to purchase 11.5 million shares were excluded from the computation of diluted net loss per share, as their inclusion would have been anti-dilutive.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 10 — Employee Benefit Plans

Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

Qualified Defined Benefit Pension Plan

	Three Months Ended
	March 31,
(in millions)	2010	2009
Service cost	$7	$7
Interest cost	17	17
Expected return on plan assets	(29)	(26)
Amortization of unrecognized prior service cost	2	2
Amortization of unrecognized net loss	4	10
Net periodic benefit cost	$1	$10

Non-Qualified Defined Benefit Pension Plan

	Three Months Ended
	March 31,
(in millions)	2010	2009
Service cost	$1	$1
Interest cost	2	2
Amortization of unrecognized net loss	1	1
Net periodic benefit cost	$4	$4

Postretirement Benefit Plan

	Three Months Ended
	March 31,
(in millions)	2010	2009
Interest cost	$1	$1
Expected return on plan assets	(1)	(1)
Amortization of unrecognized transition obligation	1	1
Net periodic benefit cost	$1	$1

For further information on the Corporation’s employee benefit plans, refer to Note 19 to the consolidated financial statements in the Corporation’s 2009 Annual Report.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 11 - Income Taxes and Tax-Related Items

The provision (benefit) for federal income taxes is computed by applying the statutory federal income tax rate to income (loss) before income taxes as reported in the consolidated financial statements after deducting non-taxable items, principally income on bank-owned life insurance, and deducting tax credits related to investments in low income housing partnerships. Tax interest, state and foreign taxes are then added to the federal tax provision.

In first quarter 2009, the Corporation applied an estimated annual effective tax rate to interim period pre-tax income (loss) to calculate the income tax provision (benefit) for the quarter, in accordance with the principal method prescribed by the accounting requirements established for computing income taxes in interim periods.  The requirements allow for an alternative method to calculate the effective tax rate when an entity is unable to make a reliable estimate of pre-tax income (loss) for the fiscal year.    Under the alternative method, interim period federal income taxes are based on each discrete quarter’s pre-tax income (loss).  In light of the volatility and uncertainty in the economic market, the Corporation applied the alternative method to compute the income tax benefit beginning in the second quarter 2009.

At March 31, 2010, the Corporation had net unrecognized tax benefits of less than $0.5 million, compared to net unrecognized tax benefits of $72 million at March 31, 2009.  Accrued interest was $14 million and $86 million at March 31, 2010 and 2009, respectively. The decrease in unrecognized tax benefits of $72 million for the three months ended March 31, 2010, when compared to the same period in the prior year, was primarily the result of the recognition of certain anticipated refunds due from the Internal Revenue Service (IRS), the agreement of certain tax matters with the IRS and the amending of certain state income tax returns.  The decrease in accrued interest of $72 million for the three months ended March 31, 2010, when compared to the same period in the prior year, was primarily the result of the closing of the IRS examination of years 2001 — 2004, the settlement of agreed items for certain years related to structured leasing transactions, the amending of certain state income tax returns and the recognition of certain anticipated tax refunds from the IRS. The amount of interest accrued at March 31, 2010 included interest for unrecognized tax benefits and interest payable to the IRS for tax positions that were settled, but not yet paid.  The Corporation anticipates that it is reasonably possible that settlements of federal and state tax issues will result in a net unrecognized tax benefit of zero within the next twelve months.

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

The Corporation had a net deferred tax asset of approximately $265 million at March 31, 2010.  A valuation allowance is provided when it is “more-likely-than-not” that some portion of the deferred tax asset will not be realized. The valuation allowance of $1 million for certain state deferred tax assets was unchanged at March 31, 2010, compared to March 31, 2009.  The Corporation determined that a valuation allowance was not needed against the federal deferred tax assets.  Management’s determination was based on taxable income in the carry-back period, existing taxable temporary differences and anticipated future events.

Note 12 — Contingent Liabilities

The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations.  In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of these matters will be.  However, based on current knowledge and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition.  For information regarding income tax contingencies, refer to Note 11.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 13 — Business Segment Information

The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities.  This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes discontinued operations, the income and expense impact of equity and cash, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at March 31, 2010. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.

For a description of the business activities of each business segment and further information on the methodologies, which form the basis for these results, refer to Note 24 to the consolidated financial statements in the Corporation’s 2009 Annual Report.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 13 — Business Segment Information (continued)

Business segment financial results for the three months ended March 31, 2010 and 2009 are shown in the table below.

			Wealth &
(dollar amounts in millions)	Business	Retail	Institutional
Three Months Ended March 31, 2010	Bank	Bank	Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$341	$130	$42	$(105)	$8	$416
Provision for loan losses	137	31	12	—	(5)	175
Noninterest income	76	44	60	12	2	194
Noninterest expenses	162	154	73	2	13	404
Provision (benefit) for income taxes (FTE)	29	(4)	6	(36)	1	(4)
Income from discontinued operations, net of tax	—	—	—	—	17	17
Net income (loss)	$89	$(7)	$11	$(59)	$18	$52
Net credit-related charge-offs	$137	$26	$10	$—	$—	$173

Selected average balances:
Assets	$31,293	$6,106	$4,862	$9,416	$5,842	$57,519
Loans	30,918	5,599	4,789	9	(2)	41,313
Deposits	17,750	16,718	2,791	1,218	94	38,571
Liabilities	17,711	16,678	2,777	12,601	888	50,655
Attributed equity	3,159	589	357	919	1,840	6,864

Statistical data:
Return on average assets (a)	1.13%	(0.17)%	0.92%	N/M	N/M	0.36%
Return on average attributed equity	11.24	(4.86)	12.50	N/M	N/M	(5.61)
Net interest margin (b)	4.48	3.18	3.53	N/M	N/M	3.18
Efficiency ratio	38.72	88.44	73.18	N/M	N/M	66.45

			Wealth &
	Business	Retail	Institutional
Three Months Ended March 31, 2009	Bank	Bank	Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$312	$126	$36	$(99)	$11	$386
Provision for loan losses	177	23	10	—	(7)	203
Noninterest income	93	46	70	20	(6)	223
Noninterest expenses	157	161	75	4	—	397
Provision (benefit) for income taxes (FTE)	15	(5)	8	(33)	16	1
Loss from discontinued operations, net of tax	—		—	—	1	1
Net income (loss)	$56	$(7)	$13	$(50)	$(3)	$9
Net credit-related charge-offs	$123	$26	$8	$—	$—	$157

Selected average balances:
Assets	$39,505	$6,875	$4,870	$12,703	$2,784	$66,737
Loans	38,527	6,284	4,750	(4)	(1)	49,556
Deposits	14,040	17,391	2,429	6,786	136	40,782
Liabilities	14,372	17,367	2,418	24,914	511	59,582
Attributed equity	3,345	658	340	1,177	1,635	7,155

Statistical data:
Return on average assets (a)	0.57%	(0.16)%	1.10%	N/M	N/M	0.06%
Return on average attributed equity	6.78	(4.48)	15.80	N/M	N/M	(1.90)
Net interest margin (b)	3.28	2.93	3.11	N/M	N/M	2.53
Efficiency ratio	38.55	94.01	74.09	N/M	N/M	66.61

(a) Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(b) Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE - Fully Taxable Equivalent

N/M - Not Meaningful

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 13 - Business Segment Information (continued)

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida.  In addition to the four primary geographic markets, Other Markets and International are also reported as market segments.  Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria.  For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at March 31, 2010.

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 13 - Business Segment Information (continued)

Market segment financial results for the three months ended March 31, 2010 and 2009 are shown in the table below.

							Finance
(dollar amounts in millions)					Other		& Other
Three Months Ended March 31, 2010	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$205	$161	$79	$10	$40	$18	$(97)	$416
Provision for loan losses	81	59	17	3	23	(3)	(5)	175
Noninterest income	102	36	20	3	10	9	14	194
Noninterest expenses	186	105	60	9	21	8	15	404
Provision (benefit) for income taxes (FTE)	14	11	8	—	(10)	8	(35)	(4)
Income from discontinued operations, net of tax	—	—	—	—	—	—	17	17
Net income (loss)	$26	$22	$14	$1	$16	$14	$(41)	$52
Net credit-related charge-offs	$55	$64	$25	$10	$14	$5	$—	$173

Selected average balances:
Assets	$15,573	$13,175	$6,892	$1,576	$3,417	$1,628	$15,258	$57,519
Loans	15,332	12,980	6,704	1,576	3,126	1,588	7	41,313
Deposits	17,068	11,927	4,957	361	1,973	973	1,312	38,571
Liabilities	17,044	11,846	4,941	347	2,010	978	13,489	50,655
Attributed equity	1,446	1,315	670	164	352	158	2,759	6,864

Statistical data:
Return on average assets (a)	0.55%	0.67%	0.84%	0.17%	1.85%	3.50%	N/M	0.36%
Return on average attributed equity	7.09	6.68	8.66	1.60	17.97	36.09	N/M	(5.61)
Net interest margin (b)	4.86	5.04	4.79	2.54	5.23	4.64	N/M	3.18
Efficiency ratio	60.64	53.08	60.36	72.04	43.87	29.12	N/M	66.45

							Finance
					Other		& Other
Three Months Ended March 31, 2009	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$194	$146	$70	$11	$39	$14	$(88)	$386
Provision for loan losses	83	88	9	15	15	—	(7)	203
Noninterest income	127	36	21	3	14	8	14	223
Noninterest expenses	194	104	58	8	21	8	4	397
Provision (benefit) for income taxes (FTE)	15	(3)	9	(3)	(5)	5	(17)	1
Income from discontinued operations, net of tax	—	—	—	—	—	—	1	1
Net income (loss)	$29	$(7)	$15	$(6)	$22	$9	$(53)	$9
Net credit-related charge-offs	$54	$76	$8	$12	$6	$1	$—	$157

Selected average balances:
Assets	$19,139	$15,443	$8,069	$1,869	$4,553	$2,177	$15,487	$66,737
Loans	18,267	15,253	7,847	1,878	4,246	2,070	(5)	49,556
Deposits	16,697	10,640	4,198	253	1,359	713	6,922	40,782
Liabilities	17,012	10,571	4,212	245	1,415	702	25,425	59,582
Attributed equity	1,604	1,375	679	152	383	150	2,812	7,155

Statistical data:
Return on average assets (a)	0.62%	(0.18)%	0.72%	(1.29)%	1.93%	1.69%	N/M	0.06%
Return on average attributed equity	7.45	(1.98)	8.53	(15.87)	22.97	24.55	N/M	(1.90)
Net interest margin (b)	4.30	3.91	3.62	2.31	3.65	2.74	N/M	2.53
Efficiency ratio	60.06	57.17	64.43	61.06	43.82	33.86	N/M	66.61

(a) Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(b) Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE - Fully Taxable Equivalent

N/M - Not Meaningful

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 14 —Discontinued Operations

In December 2006, the Corporation sold its ownership interest in Munder Capital Management (Munder), an investment advisory subsidiary, to an investor group.  As part of the sale agreement, the Corporation received an interest-bearing contingent note with an initial principal amount of $70 million, which could increase to a maximum of $80 million or decrease to as low as zero, depending on the level of revenues earned by Munder from the Corporation’s clients in the five years following the closing of the transaction (2007-2011).  Principal payments on the note were scheduled to begin in December 2012.

In the first quarter 2010, the Corporation and the investor group that acquired Munder negotiated a cash settlement of the note receivable for $35 million, which resulted in a $27 million gain ($17 million, after tax), recorded in “income from discontinued operations, net of tax” on the consolidated statements of income. The settlement paid the note in full and concluded the Corporation’s financial arrangements with Munder.

The components of net income from discontinued operations for the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended March 31,
(in millions, except per share data)	2010	2009
Income from discontinued operations before income taxes	$27	$2
Provision for income taxes	10	1
Net income from discontinued operations	$17	$1

Earnings per common share from discontinued operations:
Basic	$0.11	$0.01
Diluted	0.11	0.01

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Any statements in this report that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “outcome,” “continue,” “remain,” “maintain,” “trend,” “objective” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements.  These forward-looking statements are predicated on the beliefs and assumptions of the Corporation’s management based on information known to the Corporation’s management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation’s management for future or past operations, products or services, and forecasts of the Corporation’s revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation’s management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation’s actual results could differ materially from those discussed.  Factors that could cause or contribute to such differences are further economic downturns, changes in the pace of an economic recovery and related changes in employment levels, changes in real estate values, fuel prices, energy costs or other events that could affect customer income levels or general economic conditions, the effects of recently enacted legislation, actions taken by or proposed by the U.S. Department of Treasury, the Board of Governors of the Federal Reserve System, the Texas Department of Banking  and the Federal Deposit Insurance Corporation, legislation enacted in the future, and the impact and expiration of such legislation and regulatory actions, the effects of war and other armed conflicts or acts of terrorism, the effects of natural disasters including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts  and floods, the disruption of private or public utilities, the implementation of the Corporation’s strategies and business models, management’s ability to maintain and expand customer relationships, changes in customer borrowing, repayment, investment and deposit practices, management’s ability to retain key officers and employees, changes in the accounting treatment of any particular item, the impact of regulatory examinations, declines or other changes in the businesses or industries in which the Corporation has a concentration of loans, including, but not limited to, the automotive production industry and the real estate business lines, the anticipated performance of any new banking centers, the entry of new competitors in the Corporation’s markets, changes in the level of fee income, changes in applicable laws and regulations, including those concerning taxes, banking, securities and insurance, changes in trade, monetary and fiscal policies, including the interest rate policies of the Board of Governors of the Federal Reserve System, fluctuations in inflation or interest rates, changes in general economic, political or industry conditions and related credit and market conditions, the interdependence of financial service companies and adverse conditions in the stock market. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 11 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 and “Item 1A. Risk Factors” beginning on page 67 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.  Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Common Stock Offering and Redemption of Preferred Stock

In the first quarter 2010, the Corporation fully redeemed $2.25 billion of Fixed Rate Cumulative Perpetual Preferred Stock (preferred stock) issued in connection with the U.S. Department of Treasury (U.S. Treasury) Capital Purchase Program.  The redemption was funded by the net proceeds from an $880 million common stock offering completed in the first quarter 2010 and from excess liquidity at the parent company. At March 31, 2010, after the redemption, the Corporation held $3.8 billion of interest-bearing deposits with the Federal Reserve Bank (FRB), representing excess liquidity, which included $665 million of parent company liquid assets. The redemption resulted in a one-time, non-cash redemption charge of $94 million, reflecting the accelerated accretion of the remaining discount, which reduced first quarter 2010 diluted earnings per common share by $0.61.  The total impact of the preferred stock, including the redemption charge, cash dividends of $24 million and non-cash discount accretion of $5 million, was a reduction to first quarter 2010 diluted earnings per common share of $0.79.  The only significant non-financial impact of the redemption was the removal of executive compensation rules by the U.S. Treasury.  The executive and legislative branches of the federal government, as well as our primary regulators, may continue to request supplementary reporting.

Subsequent to the redemption, the Corporation announced its election not to repurchase a related warrant for 11.5 million shares of common stock issued to the U.S. Treasury.  On April 12, 2010, the U.S. Treasury announced its intention to sell such warrant pursuant to a public offering process during the second quarter 2010.

Results of Operations

Net income for the three months ended March 31, 2010 was $52 million, an increase of $43 million from $9 million reported for the three months ended March 31, 2009.  The increase in net income in the first quarter 2010 compared to the same period in 2009 was primarily due to a $31 million increase in net interest income, a decrease of $28 million in the provision for loan losses and a $27 million gain ($17 million after-tax) from the cash settlement of a note receivable held by the Corporation related to the 2006 sale of an investment advisory subsidiary, recorded in “income from discontinued operations, net of tax” on the consolidated statements of income, partially offset by a $24 million gain in the first quarter 2009 on the termination of certain structured lease transactions. The net loss attributable to common stock was $71 million for the first quarter 2010, compared to $24 million in the same period a year ago.  Included in the net loss attributable to common stock were preferred dividends of $123 million and $33 million in the first three months of 2010 and 2009, respectively. Included in the preferred dividends of $123 million, or $0.79 per share, for the first three months of 2010 was the $94 million non-cash redemption charge described above.  The diluted net loss per common share was $0.46 in the first quarter 2010, which included the non-cash redemption charge, compared to a diluted net loss per common share of $0.16 for the same period a year ago.

Full-Year 2010 Outlook

For full-year 2010, management expects the following, based on a modestly improving economic environment.

•                  Management expects low single-digit loan growth from period-end March 31, 2010 to period-end December 31, 2010, based on an increase in unfunded  loans in the underwriting process and the timing of increasing loan demand consistent with previous post-recessionary economies.  Investment securities are expected to remain at a level similar to March 31, 2010.

•                  Based on no increase in the Federal Funds rate, management expects an average net interest margin between 3.25 percent and 3.35 percent for full-year 2010, reflecting the benefit, compared to 2009, from improved loan pricing, lower funding costs and a lower level of excess liquidity.

•                  Management expects net credit-related charge-offs between $675 million and $725 million for full-year 2010. The provision for credit losses is expected to be consistent with net credit-related charge-offs.

•                  Management expects flat to low single-digit decline in noninterest income compared to 2009, after excluding $243 million of 2009 net securities gains.  Included in the outlook is an estimated five percent negative impact on service charge income, beginning in the third quarter 2010, from overdraft policy changes consistent with new regulations issued by the FRB.

•                  Management expects a low single-digit decrease in noninterest expenses compared to 2009.

•                  Management expects income tax expense to approximate 35 percent of income before income taxes less approximately $60 million of permanent differences related to low-income housing and bank-owned life insurance.

Net Interest Income

Net interest income was $415 million for the three months ended March 31, 2010, an increase of $31 million compared to $384 million for the same period in 2009.  The increase in net interest income in the first quarter 2010, compared to the same period in 2009, resulted primarily from improved loan spreads, changes in the funding mix, including a continued shift in funding sources toward lower-cost funds, and maturities of higher-cost medium- and long-term debt.  The rate-volume analysis in Table I of this financial review details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended March 31, 2010, compared to the same period in the prior year. On a FTE basis, net interest income increased $30 million to $416 million for the three months ended March 31, 2010, from $386 million for the comparable period in 2009.  Average earning assets decreased $8.8 billion, or 14 percent, to $52.9 billion in the first quarter 2010, compared to the first quarter 2009, primarily due to an $8.2 billion, or 17 percent, decrease in average loans to $41.3 billion, partially offset by an increase of $2.3 billion in average interest-bearing deposits with the FRB. The net interest margin (FTE) for the three months ended March 31, 2010 increased 65 basis points to 3.18 percent, from 2.53 percent for the comparable period in 2009, primarily due to the reasons cited for the increase in net interest income discussed above. The net interest margin was reduced by approximately 24 basis points and seven basis points in the first quarter 2010 and first quarter 2009, respectively, from excess liquidity.  Excess liquidity was represented by $4.1 billion and $1.8 billion of average balances deposited with the FRB in the first quarter 2010 and first quarter 2009, respectively. The excess liquidity resulted from strong core deposit growth at a time when loan demand remained weak.  Refer to the “Supplemental Financial Data” section of this financial review for reconcilements of non-GAAP financial measures.

For further discussion of the effects of market rates on net interest income, refer to “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this financial review.

Based on no increase in the Federal Funds rate, management expects an average net interest margin between 3.25 percent and 3.35 percent for full-year 2010, reflecting the benefit, compared to 2009, from improved loan pricing, lower funding costs and a lower level of excess liquidity.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	March 31, 2010			March 31, 2009
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate
Commercial loans	$21,015	$205	3.96%	$27,180	$228	3.39%
Real estate construction loans	3,386	25	2.95	4,510	33	2.99
Commercial mortgage loans	10,387	107	4.18	10,431	109	4.22
Residential mortgage loans	1,632	22	5.41	1,846	26	5.66
Consumer loans	2,481	22	3.58	2,574	24	3.79
Lease financing	1,130	11	3.75	1,300	9	2.82
International loans	1,282	12	3.93	1,715	16	3.85
Business loan swap income	—	8	—	—	8	—
Total loans	41,313	412	4.04	49,556	453	3.70

Auction-rate securities available-for-sale	879	2	0.93	1,108	5	1.71
Other investment securities available-for-sale	6,503	60	3.72	9,018	105	4.82
Total investment securities available-for-sale	7,382	62	3.38	10,126	110	4.46
Federal funds sold and securities purchased under agreements to resell	—	—	—	57	—	0.32
Interest-bearing deposits with banks (a)	4,122	2	0.25	1,848	1	0.23
Other short-term investments	124	1	1.75	165	1	1.67
Total earning assets	52,941	477	3.65	61,752	565	3.71

Cash and due from banks	788			950
Allowance for loan losses	(1,058)			(832)
Accrued income and other assets	4,848			4,867
Total assets	$57,519			$66,737

Money market and NOW deposits	$15,055	12	0.32	$12,334	19	0.63
Savings deposits	1,384	—	0.07	1,278	1	0.18
Customer certificates of deposit	6,173	15	1.02	8,856	58	2.67
Total interest-bearing core deposits	22,612	27	0.50	22,468	78	1.41

Other time deposits	877	8	3.53	6,280	46	3.01
Foreign office time deposits	458	—	0.21	670	1	0.42
Total interest-bearing deposits	23,947	35	0.60	29,418	125	1.73

Short-term borrowings	234	—	0.11	2,362	2	0.29
Medium- and long-term debt	10,775	26	0.95	14,924	52	1.40
Total interest-bearing sources	34,956	61	0.71	46,704	179	1.55

Noninterest-bearing deposits	14,624			11,364
Accrued expenses and other liabilities	1,075			1,514
Total shareholders’ equity	6,864			7,155
Total liabilities and shareholders’ equity	$57,519			$66,737

Net interest income/rate spread (FTE)		$416	2.94		$386	2.16

FTE adjustment		$1			$2

Impact of net noninterest-bearing sources of funds			0.24			0.37
Net interest margin (as a percentage of average earning assets) (FTE) (a)			3.18%			2.53%

(a)          Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 24 basis points and 7 basis points in the first quarter 2010 and 2009, respectively.  Excluding excess liquidity, the net interest margin would have been 3.42% and 2.60% in each respective period. See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

Quarterly Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	March 31, 2010/March 31, 2009
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume (a)	(Decrease)
Loans	$38	$(79)	$(41)
Investment securities available-for-sale	(25)	(23)	(48)
Federal funds sold and securites purchased under agreements to repurchase	—	—	—
Interest-bearing deposits with banks	—	1	1
Other short-term investments	—	—	—
Total earning assets	13	(101)	(88)

Interest-bearing deposits	(39)	(51)	(90)
Short-term borrowings	(1)	(1)	(2)
Medium- and long-term debt	(16)	(10)	(26)
Total interest-bearing sources	(56)	(62)	(118)

Net interest income/rate spread (FTE)	$69	$(39)	$30

(a) Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.  The provision for loan losses was $175 million for the first quarter 2010, compared to $203 million for the same period in 2009.  The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed under the “Credit Risk” subheading in the “Risk Management” section of this financial review.  The decrease of $28 million in the provision for loan losses in the three-month period ended March 31, 2010, when compared to the same period in 2009, resulted primarily from broad-based improvements in credit quality metrics over the last two quarters.

Signs of growth in the national economy began in the second half of 2009 and have continued into 2010, as the credit and capital markets began functioning at a more normal level and the housing market started to stabilize. The Michigan economy showed signs of recovering after contracting in the first half of 2009. The average Michigan Business Activity Index compiled by the Corporation for the first two months of 2010 increased 12 percent, compared to the average for the full-year 2009, with particular strength noted in auto and steel production.  The Michigan Business Activity index represents nine different measures of Michigan economic activity compiled by the Corporation. The California economy is recovering less quickly than the national economy, due in part to the state’s ongoing budget problems that are more severe than in most other states. However, the California Economic Activity Index compiled by the Corporation is signaling that a gradual recovery is underway. The February 2010 index was up 11 percent from a low reached in March 2009, despite a decline in the job growth component of the index. The California Economic Activity Index equally weights nine, seasonally-adjusted coincident indicators of real economic activity compiled by the Corporation.  A wide variety of economic reports indicate that the Texas economy continued to outperform the national economy in early 2010. Forward-looking indicators suggest that economic conditions in the Corporation’s primary geographic markets are likely to strengthen gradually as moderate national and global recoveries continue to develop.

Total net credit-related charge-offs includes net charge-offs on both loans and lending-related commitments.  Net loan charge-offs for the first quarter 2010 increased $16 million to $173 million, or 1.68 percent of average total loans, compared to $157 million, or 1.26 percent for the first quarter 2009.  The $16 million increase in net loan charge-offs in the first quarter 2010, compared to the first quarter 2009, resulted primarily from increases in net loan charge-offs in the Commercial Real Estate ($11 million) and Middle Market ($8 million) loan portfolios. The $11 million increase in net loan charge-offs in the Commercial Real Estate loan portfolio was primarily due to an increase in net loan charge-offs in the Texas market, partially offset by a decline in the Western market.  Although Commercial Real Estate challenges in the Western market have moderated in the first quarter 2010, compared to the same period in 2009, it remains a significant portion of the Commercial Real Estate provision for loan losses at March 31, 2010.  Net loan charge-offs declined in the Global Corporate Banking and Specialty Businesses loan portfolios.

By geographic market, net loan charge-offs increased primarily due to increases in the Texas ($17 million) and Other ($8 million) markets, partially offset by a decline in the Western market ($11 million) in the first quarter 2010, compared to the same period in 2009.  Accordingly, the provision for loan losses declined in the first quarter 2010, compared to the same period in 2009, primarily due to declines in the Western and Florida markets, partially offset by increases in the Texas and Other markets.

The provision for credit losses on lending-related commitments was a charge of $7 million for the three months ended March 31, 2010, compared to a negative provision of $1 million for the same period in 2009.  The Corporation establishes this provision to maintain an adequate allowance to cover probable credit losses inherent in lending-related commitments, which is discussed under the “Credit Risk” subheading in the “Risk Management” section of this financial review.  The increase for the three month period ended March 31, 2010, when compared to the same period in 2009, resulted primarily from an increase in specific reserves related to standby letters of credit extended to customers in the Midwest market.  There were no lending-related commitment charge-offs in both the first quarter 2010 and 2009.

An analysis of allowance for credit losses and nonperforming assets is presented under the “Credit Risk” subheading in the “Risk Management” section of this financial review.

Management expects net credit-related charge-offs between $675 million and $725 million for full-year 2010. The provision for credit losses is expected to be consistent with net credit-related charge-offs.

Noninterest Income

Noninterest income was $194 million for the three months ended March 31, 2010, a decrease of $29 million, or 13 percent, compared to $223 million for the same period in 2009, resulting primarily from a $24 million gain in the first quarter 2009 on the termination of certain structured lease transactions and an $11 million decline in net securities gains, partially offset by a $6 million increase in deferred compensation asset returns.

In November 2009, the FRB issued a final rule under Regulation E which prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions, effective in the third quarter 2010.

Management expects flat to low single-digit decline in noninterest income in 2010 compared to 2009, after excluding $243 million of 2009 net securities gains. Included in the outlook is an estimated five percent negative impact on service charge income, beginning in the third quarter 2010, from overdraft policy changes consistent with the new regulations issued by the FRB referred to above.

Noninterest Expenses

Noninterest expenses were $404 million for the three months ended March 31, 2010, an increase of $7 million, or two percent, from $397 million for the comparable period in 2009, resulting primarily from increases in the provision for credit losses on lending-related commitments ($8 million) and other real estate expenses ($5 million), and nominal increases in several other expense categories, partially offset by a decrease in employee benefits expense ($11 million), resulting primarily from a decline in pension expense. Total salaries expense decreased $2 million, or one percent, in the three months ended March 31, 2010, compared to the same period in 2009. Contributing to the decline in salaries expense was a decrease of approximately 481 full-time equivalent employees, or five percent, from March 31, 2009 to March 31, 2010.

The following table summarizes the various components of salaries and employee benefits expense.

	Three Months Ended
	March 31,
(in millions)	2010	2009

Salaries	$169	$171
Employee benefits
Pension expense	5	16
Other employee benefits	39	39
Total employee benefits	44	55
Total salaries and employee benefits	$213	$226

Management expects a low single-digit decrease in noninterest expenses in 2010 compared to 2009.

Provision for Income Taxes

The provision for income taxes for the first quarter 2010 was a benefit of $5 million, compared to a benefit of $1 million for the same period a year ago.  In the second quarter 2009, the Corporation elected to change the accounting method used to calculate interim period federal income taxes from an estimated annual effective tax rate method to a method which determines taxes based on each discrete quarter’s pre-tax income. The change in method resulted in an increase of approximately $20 million to the income tax benefit recorded in the second quarter 2009, which represented the adjustment necessary to conform the first quarter 2009 tax provision to the new methodology.   Had the change in method been implemented in the first quarter 2009, the provision for income taxes would have been a benefit of $21 million. The $16 million decrease in tax benefit in the three months ended March 31, 2010 when compared to the pro-forma benefit of $21 million for the same period in the prior year reflected an increase in income before taxes in the first quarter 2010 compared to the same period in 2009, the reduction of tax interest due to anticipated refunds due from the Internal Revenue Service (IRS) and a $24 million non-taxable gain on the termination of certain structured lease transactions in the first quarter 2009.  For further information on the change in method, refer to Note 11 of these unaudited consolidated financial statements.

Net deferred tax assets were $265 million at March 31, 2010, compared to $158 million at December 31, 2009, an increase of $107 million resulting primarily from a reduction in deferred tax liabilities due to a payment made during the first quarter 2010 and a reclassification of certain deferred tax liabilities to current, both related to structured leasing transactions. A valuation allowance is provided when it is “more-likely-than-not” that some portion of the deferred tax asset will not be realized. The valuation allowance of $1 million for certain state deferred tax assets was unchanged at March 31, 2010, compared to March 31, 2009.  The Corporation determined that a valuation allowance was not needed against the federal deferred tax assets.  Management’s determination was based on taxable income in the carry-back period, existing taxable temporary differences and anticipated future events.

Management expects 2010 income tax expense to approximate 35 percent of income before income taxes less approximately $60 million of permanent differences related to low-income housing and bank-owned life insurance.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax, was $17 million for the first three months of 2010, compared to $1 million for the same period in the prior year. The $16 million increase in the first three months of 2010, when compared to the same period in the prior year, resulted from a $17 million after-tax gain from the cash settlement of a note receivable related to the 2006 sale of an investment advisory subsidiary.  For further information on the cash settlement of the note and discontinued operations, refer to Note 14 to these unaudited consolidated financial statements.

Business Segments

The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance Division.  Note 13 to these unaudited consolidated financial statements presents financial results of these business segments for the three months ended March 31, 2010 and 2009. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 13 to these unaudited consolidated financial statements and Note 24 to the consolidated financial statements in the Corporation’s 2009 Annual Report.

The following table presents net income (loss) by business segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2010		2009
Business Bank	$89	96%	$56	91%
Retail Bank	(7)	(8)	(7)	(12)
Wealth & Institutional Management	11	12	13	21
	93	100%	62	100%
Finance	(59)		(50)
Other (a)	18		(3)
Total	$52		$9

(a) Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division.

The Business Bank’s net income of $89 million increased $33 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  Net interest income (FTE) was $341 million, an increase of $29 million from the comparable prior year period.  The increase in net interest income (FTE) was primarily due to an increase in loan and deposit spreads and a $3.7 billion increase in average deposits, partially offset by a $7.6 billion decrease in average loans. The provision for loan losses of $137 million decreased $40 million from the comparable period in the prior year, primarily due to a reduction in reserves for the Global Corporate Banking (primarily the Western, Midwest and Other markets), Commercial Real Estate in the Western and Midwest markets, and Specialty Businesses (primarily the Other and Texas markets) loan portfolios, partially offset by increases in reserves for the Middle Market (primarily the Other and Western markets) and Commercial Real Estate in the Texas market loan portfolios.  Net credit-related charge-offs of $137 million increased $14 million from the comparable period in the prior year, primarily due to increases in charge-offs in the Commercial Real Estate and Middle Market loan portfolios, partially offset by decreases in the Specialty Businesses and Global Corporate Banking loan portfolios. Noninterest income of $76 million decreased $17 million from the comparable prior year period, primarily due to a $24 million 2009 gain on the termination of certain structured lease transactions, partially offset by increases in commercial lending fees ($4 million) and letter of credit fees ($3 million).  Noninterest expenses of $162 million increased $5 million from the same period in the prior year, primarily due to increases in other real estate expenses ($6 million), the provision for credit losses on lending-related commitments ($5 million), and Federal Deposit Insurance Corporation (FDIC) insurance expense ($3 million), partially offset by a decrease in salaries and employee benefits expense ($8 million).

The Retail Bank’s net loss was $7 million for both the three months ended March 31, 2010 and 2009.  Net interest income (FTE) of $130 million increased $4 million from the comparable period in the prior year, primarily due to an increase in loan and deposit spreads, partially offset by decreases in both average loans ($685 million) and average deposits ($673 million).  The provision for loan losses increased $8 million from the comparable period in the prior year, due to an increase in reserves for the Personal Banking loan portfolio.  Noninterest income of $44 million decreased $2 million from the comparable prior year period. Noninterest expenses of $154 million decreased $7 million from the same period in the prior year, primarily due to a decrease in salaries expense.

Wealth & Institutional Management’s net income of $11 million decreased $2 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  Net interest income (FTE) of $42 million increased $6 million from the comparable period in the prior year, primarily due to a $362 million increase in average deposits and increases in loan and deposit spreads.  The provision for loan losses increased $2 million from the comparable period in the prior year, primarily due to an increase in reserves for the Private Banking loan portfolio.  Noninterest income of $60 million decreased $10 million from the comparable period in the prior year, primarily due to decreases in fiduciary income ($3 million) and brokerage fees ($3 million), and a decline in gains on the redemption of auction rate securities ($3 million). Noninterest expenses of $73 million decreased $2 million from the same period in the prior year.

The net loss for the Finance Division was $59 million for the three months ended March 31, 2010, compared to a net loss of $50 million for the three months ended March 31, 2009. Contributing to the $9 million increase in net loss was a $6 million decline in net interest income (FTE), primarily due to the Corporation’s internal funds transfer policy.  In the current low-rate environment, the Finance Division provided a greater benefit for deposits, particularly noninterest-bearing deposits to the three major business segments in the first three months of 2010 than was actually realized at the corporate level.  Noninterest income decreased $8 million from the comparable period in the prior year, primarily due to a decline in gains from the sale of investment securities.  Noninterest expenses decreased $2 million from the comparable period in the prior year.

The Other category’s net income was $18 million for the three months ended March 31, 2010, compared to a net loss of $3 million for the three months ended March 31, 2009.  The $21 million increase in net income was primarily due to a $27 million discontinued operations gain ($17 million after-tax) from the cash settlement of a note receivable related to the 2006 sale of an investment advisory subsidiary.

Market Segments

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida.  In addition to the four primary geographic markets, Other Markets and International are also reported as market segments.  Note 13 to these unaudited consolidated financial statements contains a description and presents financial results of these market segments for the three months ended March 31, 2010 and 2009.

The following table presents net income (loss) by market segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2010		2009
Midwest	$26	27%	$29	48%
Western	22	24	(7)	(11)
Texas	14	16	15	23
Florida	1	1	(6)	(10)
Other Markets	16	17	22	35
International	14	15	9	15
	93	100%	62	100%
Finance & Other Businesses (a)	(41)		(53)
Total	$52		$9

(a) Includes discontinued operations and items not directly associated with the market segments.

The Midwest market’s net income decreased $3 million to $26 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  Net interest income (FTE) of $205 million increased $11 million from the comparable period in the prior year, primarily due to an increase in loan and deposit spreads, partially offset by a $2.9 billion decrease in average loans.  The provision for loan losses decreased $2 million, as a reduction in reserves for the Commercial Real Estate and Global Corporate Banking loan portfolios were partially offset by increases in reserves for the Private Banking, Personal Banking and Middle Market loan portfolios.  Net credit-related charge-offs of $55 million increased $1 million from the comparable period in the prior year.  Noninterest income of $102 million decreased $25 million from the comparable period in the prior year, primarily due to a $24 million first quarter 2009 gain on the termination of certain structured lease transactions.  Noninterest expenses of $186 million decreased $8 million from the same period in the prior year, primarily due to a decrease in salaries and employee benefits expense ($9 million) and smaller decreases in several other expense categories, partially offset by an increase in the provision for credit losses on lending-related commitments ($6 million).

The Western market recorded net income of $22 million for the three months ended March 31, 2010, compared to a net loss of $7 million for the three months ended March 31, 2009. Net interest income (FTE) of $161 million increased $15 million from the comparable prior year period, primarily due to a $2.3 billion decrease in average loans, partially offset by an increase in loan and deposit spreads and a $1.3 billion increase in average deposits. The provision for loan losses decreased $29 million, primarily due to a reduction in reserves for the

Commercial Real Estate (primarily residential real estate developers in California) and Global Corporate Banking loan portfolios, partially offset by an increase in reserves for the Middle Market loan portfolio.  Net credit-related charge-offs of $64 million decreased $12 million from the comparable period in the prior year, primarily due to a decrease in charge-offs in the Commercial Real Estate loan portfolio.  Noninterest income of $36 million was unchanged from the comparable period in the prior year.  Noninterest expenses of $105 million increased $1 million from the same period in the prior year, primarily due to an increase in other real estate expenses ($4 million), which was offset by a decrease in salaries and employee benefits expense ($4 million).

The Texas market’s net income decreased $1 million to $14 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  Net interest income (FTE) of $79 million increased $9 million from the comparable period in the prior year, primarily due to an increase in loan and deposit spreads and the benefit provided by an increase of $759 million in average deposits, partially offset by a $1.1 billion decline in average loans.  The provision for loan losses increased $8 million, largely due to an increase in reserves for the Commercial Real Estate loan portfolio, partially offset by a decrease in reserves for the Specialty Businesses loan portfolio (largely Energy).  Net credit-related charge-offs of $25 million increased $17 million from the comparable period in the prior year, primarily due to an increase in charge-offs in the Commercial Real Estate loan portfolio.  Noninterest income of $20 million decreased $1 million from the same period in the prior year.  Noninterest expenses of $60 million increased $2 million from the comparable period in the prior year, primarily due to an increase in banking center occupancy expenses.

The Florida market recorded net income of $1 million for the three months ended March 31, 2010, compared to a net loss of $6 million for the three months ended March 31, 2009.  Net interest income (FTE) of $10 million decreased $1 million from the comparable period in the prior year. The provision for loan losses decreased $12 million, to $3 million for the three months ended March 31, 2010, when compared to the same period in the prior year, primarily due to a reduction in reserves in the Middle Market and Private Banking loan portfolios.  Noninterest income of $3 million was unchanged from the same period in the prior year.  Noninterest expenses of $9 million increased $1 million from the same period in the prior year.

The Other Markets’ net income decreased $6 million to $16 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  Net interest income (FTE) of $40 million increased $1 million from the comparable period in the prior year.  The provision for loan losses increased $8 million, primarily due to an increase in reserves for the Middle Market and Commercial Real Estate loan portfolios, partially offset by a reduction in reserves for the Global Corporate Banking and Specialty Businesses loan portfolios.  Noninterest income of $10 million decreased $4 million from the comparable period in the prior year, primarily due to a decline in gains on the redemption of auction rate securities. Noninterest expenses of $21 million were unchanged from the comparable period in the prior year.

The International market’s net income increased $5 million to $14 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  Net interest income (FTE) of $18 million increased $4 million from the comparable period in the prior year, primarily due to an increase in loan spreads, partially offset by a $482 million decrease in average loans. The provision for loan losses was a negative provision of $3 million for the first quarter 2010, compared to a charge of less than $0.5 million for the same period in 2009.  Noninterest income of $9 million increased $1 million from the comparable period in the prior year.  Noninterest expenses of $8 million were unchanged from the comparable period in the prior year.

The net loss for Finance & Other Businesses was $41 million for the three months ended March 31, 2010, compared to a net loss of $53 million for the three months ended March 31, 2009.  The $12 million decline in net loss was due to the same reasons noted in the Finance Division and Other category discussions under the “Business Segments” heading above.

The following table lists the number of the Corporation’s banking centers by market segment.

	March 31,	December 31,
	2010	2009
Midwest (Michigan)	232	233
Western:
California	99	96
Arizona	16	13
Total Western	115	109
Texas	91	87
Florida	10	10
International	1	1
Total	449	440

Financial Condition

Total assets were $57.1 billion at March 31, 2010, compared to $59.2 billion at December 31, 2009 and $67.4 billion at March 31, 2009.  Total loans decreased $1.3 billion, or three percent, to $40.8 billion at March 31, 2010 compared to December 31, 2009.  On an average basis, total assets decreased $877 million in the first quarter 2010, compared to the fourth quarter 2009, resulting primarily from a decrease in average total loans of $1.4 billion, or three percent, to $41.3 billion and a decrease in average investment securities available-for-sale of $1.2 billion, partially offset by an increase in average interest-bearing deposits with the FRB ($1.7 billion). The decline in average total loans reflected subdued demand from customers in a modestly recovering economic market.

As shown in the tables below, average loans declined in nearly all business lines and in all geographic markets in the first quarter 2010, compared to the fourth quarter 2009.

	Three Months Ended
	March 31,	December 31,		Percent
(dollar amounts in millions)	2010	2009	Change	Change

Average Loans By Business Line:
Middle Market	$12,710	$13,239	$(529)	(4)%
Commercial Real Estate	5,368	5,670	(302)	(5)
Global Corporate Banking	4,894	5,185	(291)	(6)
National Dealer Services	3,250	3,085	165	5
Specialty Businesses (a)	4,696	5,110	(414)	(8)
Total Business Bank	30,918	32,289	(1,371)	(4)
Small Business	3,659	3,753	(94)	(3)
Personal Financial Services	1,940	1,980	(40)	(2)
Total Retail Bank	5,599	5,733	(134)	(2)
Private Banking	4,789	4,746	43	1
Total Wealth & Institutional Management	4,789	4,746	43	1
Finance/Other	7	(15)	22	N/M
Total loans	$41,313	$42,753	$(1,440)	(3)%

Average Loans By Geographic Market:
Midwest	$15,332	$15,811	$(479)	(3)%
Western	12,980	13,289	(309)	(2)
Texas	6,704	6,934	(230)	(3)
Florida	1,576	1,613	(37)	(2)
Other Markets	3,126	3,458	(332)	(10)
International	1,588	1,663	(75)	(5)
Finance/Other	7	(15)	22	N/M
Total loans	$41,313	$42,753	$(1,440)	(3)%

(a)          Includes Entertainment, Energy, Leasing, Financial Services Division, Mortgage Banker Finance and Technology and Life Sciences.

N/M - not meaningful

While average loan outstandings declined in the first quarter 2010, the pace of decline continued to slow and the Corporation was encouraged by growth in unfunded loans in the underwriting process.

Management expects low single-digit loan growth from period-end March 31, 2010 to period-end December 31, 2010, based on an increase in unfunded loans in the underwriting process and the timing of increasing loan demand consistent with previous post-recessionary economies. Investment securities are expected to remain at a level similar to March 31, 2010.

Total liabilities decreased $782 million, or one percent, to $51.4 billion at March 31, 2010, from $52.2 billion at December 31, 2009. Total deposits increased $301 million, or one percent, to $40.0 billion at March 31, 2010 from December 31, 2009.  Average deposits decreased $214 million in the first quarter 2010, compared to the fourth quarter 2009. Core deposits, which exclude other time deposits and foreign office time deposits, increased $664 million, or two percent, from December 31, 2009 to March 31, 2010.  On an average basis, core deposits increased $494 million, or one percent, to $37.2 billion in the first quarter 2010, compared to the fourth quarter 2009.  Medium- and long-term debt decreased $1.1 billion to $9.9 billion at March 31, 2010, compared to December 31, 2009, primarily as a result of the maturity of $1.0 billion of Federal Home Loan Bank advances and the redemption of $150 million of subordinated debt in the three months ended March 31, 2010.

In April 2010, the FDIC adopted an interim rule extending the Transaction Account Guarantee Program (TAGP) through December 31, 2010 for financial institutions that desire to continue TAGP participation.  The Corporation has notified the FDIC of its decision to opt-out of the FDIC’s TAGP extension, effective July 1, 2010.  The impact of such decision on the Corporation’s deposit levels cannot be reliably determined at this time.

Capital

Total shareholders’ equity decreased $1.3 billion to $5.7 billion at March 31, 2010, compared to December 31, 2009, resulting primarily from the first quarter 2010 full redemption of $2.25 billion of preferred stock issued to the U.S. Treasury, partially funded by the net proceeds from an $880 million common stock offering completed in the first quarter 2010.

Subsequent to the first quarter 2010 preferred stock redemption, the Corporation announced its election not to repurchase a related warrant for 11.5 million shares of common stock issued to the U.S. Treasury.  On April 12, 2010, the U.S. Treasury announced its intention to sell such warrant pursuant to a public offering process during the second quarter 2010.

The following table presents a summary of changes in total shareholders’ equity in the three months ended March 31, 2010.

Three Months Ended
(in millions)	March 31, 2010
Balance at beginning of period	$7,029
Retention of earnings (net income less cash dividends declared)	5
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$29
Cash flow hedges	(1)
Defined benefit and other postretirement plans	5
Total change in accumulated other comprehensive income (loss)	33
Issuance of common stock	849
Redemption of preferred stock	(2,250)
Repurchase of common stock under employee stock plans	(2)
Share-based compensation	4
Balance at end of period	$5,668

In November 2007, the Board of Directors of the Corporation authorized the purchase up to 10 million shares of Comerica Incorporated outstanding common stock, in addition to the remaining unfilled portion of the November 2006 authorization.  There is no expiration date for the Corporation’s share repurchase program.  As shown in the following table, which summarizes the Corporation’s share repurchase activity, there were no shares purchased as part of the Corporation’s publicly announced repurchase program in the first three months of 2010.

	Total Number of Shares
	Purchased as Part of Publicly	Remaining Share	Total Number
	Announced Repurchase Plans	Repurchase	of Shares	Average Price
(shares in thousands)	or Programs	Authorization (a)	Purchased (b)	Paid Per Share
January 2010	—	12,576	38	$35.59
February 2010	—	12,576	22	34.74
March 2010	—	12,576	—	—
Total first quarter 2010	—	12,576	60	$35.28

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

Risk-based regulatory capital standards are designed to make regulatory capital requirements more sensitive to differences in credit risk profiles among bank holding companies and to account for off-balance sheet exposure.  Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. As shown in the table below, the tangible common equity and Tier 1 common capital ratios increased primarily from an increase in common shareholders’ equity due to the common stock offering completed in the first quarter 2010.  The Tier 1 and total risk-based capital ratios reflect the full redemption of preferred stock, partially offset by the common stock issuance discussed above.

The Corporation’s capital ratios exceeded minimum regulatory requirements as follows:

	March 31, 2010		December 31, 2009
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (a) (b)	$5,816	9.58%	$5,058	8.18%
Tier 1 risk-based (4.00% - minimum) (b)	6,311	10.40	7,704	12.46
Total risk-based (8.00% - minimum) (b)	9,061	14.93	10,468	16.93
Leverage (3.00% - minimum) (b)	6,311	11.00	7,704	13.25
Tangible common equity (a)	5,511	9.68	4,720	7.99

(a)     See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

(b)    March 31, 2010 capital and ratios are estimated.

At March 31, 2010, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (Tier 1 risk-based capital, total risk-based capital and leverage ratios greater than six percent, 10 percent and five percent, respectively).

Risk Management

The following updated information should be read in conjunction with the “Risk Management” section on pages 38-59 in the Corporation’s 2009 Annual Report.

Credit Risk

Allowance for Credit Losses and Nonperforming Assets

The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for loan losses represents management’s assessment of probable, estimable losses inherent in the Corporation’s loan portfolio. The allowance for loan losses includes specific allowances, based on individual evaluations of certain loans and loan relationships, and allowances for homogeneous pools of loans with similar risk characteristics for the remaining business, consumer and residential mortgage loans.  The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios.

A loan is considered impaired when it is probable that interest or principal payments will not be made in accordance with the contractual terms of the original loan agreement.  The Corporation performs a detailed credit quality review quarterly on large impaired business and certain large impaired consumer and residential mortgage loans and establishes a specific allowance for such loans, estimated using one of several methods, including the estimated fair value of underlying collateral, observable market value of similar debt or discounted expected future cash flows.

Independent third-party appraisals are obtained prior to the origination of any first mortgage loan.  “As developed” collateral values are used at the time of origination of a construction loan, on the assumption that the construction facility provides sufficient funds to complete the project and carry it until it is leased or sold. Credit reviews are performed at least annually on each collateral-dependent loan and, if necessary, adjustments to the original appraisals are made to reflect the most current risk profile of the project.  These adjustments may include a revised rental rate or absorption rate, based on the actual conditions at that time. Updated independent third-party appraisals are generally obtained at the time of a refinance or restructure where additional advances are requested or when there is evidence that the physical aspects of the property have deteriorated.

For collateral-dependent impaired loans, updated appraisals are obtained at least annually unless conditions dictate increased frequency.  Appraisals on impaired construction loans are generally based on “as is” collateral values. In certain circumstances, the Corporation may believe that the highest and best use of the collateral, and thus the most advantageous exit strategy requires completion of the construction project. In these situations, the Corporation uses an “as-developed” appraisal to evaluate alternatives. However, the “as-developed” collateral value is appropriately adjusted to reflect the cost to complete the construction project and to prepare the property for sale. Between appraisals the Corporation may reduce the collateral value based upon the age of the appraisal and adverse developments in market conditions.

Loans which do not meet the criteria to be evaluated individually are evaluated in homogeneous pools of loans with similar risk characteristics.  The allowance for all other business loans is determined by applying standard reserve factors to the pool of business loans within each internal risk rating.  Internal risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by the Corporation’s senior management. Standard reserve factors for the loans within each risk rating are updated quarterly and are based on estimated probabilities of default and loss given default, incorporating factors such as recent charge-off experience, current economic conditions and trends, changes in collateral values of properties securing loans, and trends with respect to past due and nonaccrual amounts. The standard reserve factors are supported by underlying analysis, including information on migration and loss given default studies from each of the three largest domestic geographic markets (Midwest, Western and Texas), as well as mapping to publicly available debt ratings.  On a limited basis, the Corporation uses data annually from Standard & Poor’s (S&P) publicly available debt ratings to determine the level of probability of default for loans that are considered to have strong credit quality and are assigned the best internal risk ratings. To ensure the use of probability of default based on S&P debt ratings is appropriate, the Corporation compares the assigned internal risk ratings of borrowers that have public debt outstanding to their publicly available S&P debt rating for consistency.  The Corporation has sufficient default experience and is able to generate its own probability of default metrics on the remainder of the loan portfolio.  The Corporation uses its own loss given default experience to determine the overall expected loss measure.

The allowance for all other consumer and residential mortgage loans is determined by applying estimated loss rates to various pools of loans within the portfolios with similar risk characteristics.  Estimated loss rates for all pools are updated quarterly, incorporating factors such as recent charge-off experience, current economic conditions and trends, changes in collateral values of properties securing loans (using index-based estimates), and trends with respect to past due and nonaccrual amounts.

Actual losses experienced in the future may vary from those estimated. The uncertainty occurs because factors may exist which affect the determination of probable losses inherent in the loan portfolio and are not necessarily captured by the application of standard reserve factors or identified industry-specific risks. An additional allowance is established to capture these probable losses and reflects management’s view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses. Factors that were considered in the evaluation of the adequacy of the Corporation’s allowance for loan losses included the inherent imprecision in the risk rating system resulting from inaccuracy in assigning risk ratings or stale ratings which may not have been updated for recent negative trends in particular credits.  Risk ratings on business loan relationships meeting an internally specified exposure threshold are updated annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the relationship.

The total allowance for loan losses is sufficient to absorb incurred losses inherent in the total loan portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance. Inclusion of other industry-specific portfolio exposures in the allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in the need for additional provision for loan losses in order to maintain an allowance that complies with credit risk and accounting policies. The allowance for loan losses was $987 million at March 31, 2010, compared to $985 million at December 31, 2009, an increase of $2 million, or less than one percent.  The increase resulted primarily from an increase in individual and industry reserves for the Middle Market (primarily the Midwest, Other and Western markets) loan portfolio, partially offset by declines in the Commercial Real Estate (largely the Western market) and Global Corporate Banking (primarily the International and Western markets) loan portfolios. The allowance for loan losses as a percentage of total period-end loans was 2.42 percent at March 31, 2010, compared to 2.34 percent at December 31, 2009. Nonperforming loans of $1.2 billion at March 31, 2010 decreased $19 million, or two percent, compared to December 31, 2009. As noted above, all large nonperforming loans are individually reviewed each quarter for potential charge-offs and reserves.  Charge-offs are taken as amounts are determined to be uncollectible.  A measure of the level of charge-offs already taken on nonperforming loans is the current book balance as a percentage of the contractual amount owed.  Nonperforming loans were charged-off to 56 percent of the contractual amount at both March 31, 2010 and December 31, 2009.  This level of write-downs is consistent with losses experienced on defaulted loans in the current quarter and in recent years. The allowance as a percentage of total nonperforming loans, a ratio which results from the actions noted above, was 85 percent at March 31, 2010, compared to 83 percent at December 31, 2009.  The Corporation’s loan portfolio is heavily composed of business loans, which, in the event of default, are typically carried on the books at fair value as nonperforming assets for a longer period of time than are consumer loans, which are generally fully charged off when they become nonperforming, resulting in a lower nonperforming loan allowance coverage.

The allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, provides for probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees.  Allowances for lending-related commitments for which it is probable that the commitment will be drawn (or sold) are estimated using the same methods as business loans.  In general, the probability of draw for letters of credit is considered certain once the credit is assigned an internal risk rating generally consistent with regulatory defined substandard or doubtful.  Other letters of credit, all unfunded commitments and financial guarantees have a lower probability of draw, to which standard loan loss rates are applied.

The allowance for credit losses on lending-related commitments was $44 million at March 31, 2010, an increase of $7 million from $37 million at December 31, 2009. The increase resulted primarily from an increase in specific reserves related to standby letters of credit extended to customers in the Midwest market.

Nonperforming assets were $1.3 billion at both March 31, 2010 and December 31, 2009 and are summarized in the following table.

	March 31,	December 31,
(in millions)	2010	2009
Nonaccrual loans:
Commercial	$209	$238
Real estate construction:
Commercial Real Estate business line (a)	516	507
Other business lines (b)	3	4
Total real estate construction	519	511
Commercial mortgage:
Commercial Real Estate business line (a)	105	127
Other business lines (b)	226	192
Total commercial mortgage	331	319
Residential mortgage	58	50
Consumer	13	12
Lease financing	11	13
International	4	22
Total nonaccrual loans	1,145	1,165
Reduced-rate loans	17	16
Total nonperforming loans	1,162	1,181
Foreclosed property	89	111
Total nonperforming assets	$1,251	$1,292

Nonperforming loans as a percentage of total loans	2.85%	2.80%
Nonperforming assets as a percentage of total loans and foreclosed property	3.06	3.06
Allowance for loan losses as a percentage of total nonperforming loans	85	83
Loans past due 90 days or more and still accruing	$83	$101
Loans past due 90 days or more and still accruing as a percentage of total loans	0.20%	0.24%

(a) Primarily loans to real estate investors and developers.

(b) Primarily loans secured by owner-occupied real estate.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2010	December 31, 2009
Nonaccrual loans at beginning of period	$1,165	$1,194
Loans transferred to nonaccrual (a)	245	266
Nonaccrual business loan gross charge-offs (b)	(174)	(217)
Loans transferred to accrual status (a)	—	—
Nonaccrual business loans sold (c)	(44)	(10)
Payments/Other (d)	(47)	(68)
Nonaccrual loans at end of period	$1,145	$1,165

(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$174	$217
Performing watch list loans (as defined below)	—	—
Consumer and residential mortgage loans	10	15
Total gross loan charge-offs	$184	$232
(c) Analysis of loans sold:
Nonaccrual business loans	$44	$10
Performing watch list loans (as defined below)	12	1
Total loans sold	$56	$11

(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property. Excludes business loan gross charge-offs and business nonaccrual loans sold.

The following table presents the number of nonaccrual loan relationships and balance by size of relationship at March 31, 2010.

(dollar amounts in millions)	Number of
Nonaccrual Relationship Size	Relationships	Balance

Under $2 million (a)	1,007	$253
$2 million - $5 million	75	239
$5 million - $10 million	26	183
$10 million - $25 million	24	373
Greater than $25 million	3	97
Total loan relationships at March 31, 2010	1,135	$1,145

(a) For nonaccrual balances under $2 million, number of relationships is represented by the number of borrowers.

There were 32 loan relationships with balances greater than $2 million, totaling $245 million, transferred to nonaccrual status in the first quarter 2010, a decrease of $21 million from $266 million in the fourth quarter 2009.  Of the transfers to nonaccrual in the first quarter 2010, $129 million were from the Commercial Real Estate business line (including $88 million and $33 million from the Western and Texas markets, respectively) and $63 million were from the Middle Market business line (including $43 million from the Western market). There were 7 loan relationships greater than $10 million, totaling $156 million, transferred to nonaccrual in the first quarter 2010, of which $106 million and $33 million were to companies in the Commercial Real Estate and Middle Market business lines, respectively.

In the first quarter 2010, the Corporation sold $44 million of nonaccrual business loans at prices approximating carrying value plus reserves, including $23 million and $18 million from the Global Corporate Banking and Commercial Real Estate business lines, respectively.

The following table presents a summary of nonaccrual loans at March 31, 2010 and loan relationships transferred to nonaccrual and net loan charge-offs for the three months ended March 31, 2010, based primarily on the Standard Industrial Classification (SIC) industry categories.

			Three Months Ended
			March 31, 2010
(dollar amounts in millions)	March 31, 2010		Loans Transferred to		Net Loan Charge-Offs
Industry Category	Nonaccrual Loans		Nonaccrual (a)		(Recoveries)
Real Estate	$681	60%	$156	65%	$90	53%
Services	86	8	5	2	15	9
Retail Trade	68	6	39	16	19	11
Residential Mortgage	58	5	3	1	2	1
Manufacturing	45	4	3	1	11	6
Holding & Other Invest. Co.	39	3	—	—	—	—
Wholesale Trade	37	3	11	4	2	1
Information	26	2	—	—	(2)	(1)
Automotive Supplier	18	2	—	—	6	4
Transportation & Warehousing	14	1	5	2	—	—
Natural Resources	12	1	—	—	1	—
Entertainment	12	1	18	7	5	3
Contractors	10	1	2	1	2	1
Finance	10	1	—	—	3	1
Hotels, etc.	9	1	—	—	2	1
Technology-related	5	—	3	1	5	3
Other (b)	15	1	—	—	12	7
Total	$1,145	100%	$245	100%	$173	100%

(a)  Based on an analysis of nonaccrual loan relationships with book balances greater than $2 million.

(b)    Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, is included in the “Other” category.

Loans restructured in troubled debt restructurings bearing market rates of interest at the time of restructuring and performing in compliance with their modified terms (performing restructured loans) are considered impaired in the calendar year of the restructuring.  At March 31, 2010, troubled debt restructurings totaled $48 million, of which $8 million were included in performing assets and $40 million were included in nonperforming assets ($23 million nonaccrual loans and $17 million reduced-rate loans).

Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process that is expected to result in repayment or restoration to current status.  Loans past due 90 days or more and still accruing decreased $18 million, to $83 million at March 31, 2010, compared to $101 million at December 31, 2009 and are summarized in the following table. Loans past due 30-89 days decreased $66 million to $456 million at March 31, 2010, compared to $522 million at December 31, 2009.

Loans past due 90 days or more and still accruing are summarized in the following table.

	March 31,	December 31,
(in millions)	2010	2009
Commercial	$25	$10
Real estate construction	14	30
Commercial mortgage	25	31
Residential mortgage	7	15
Consumer	12	13
International	—	2
Total loans past due 90 days or more and still accruing	$83	$101

The following table presents a summary of total internally classified watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans).  Watch list loans that meet certain criteria are subjected to quarterly credit quality reviews and the allowance for loan losses includes a specific portion for such loans. Consistent with the decrease in total nonaccrual loans from December 31, 2009 to March 31, 2010, total watch list loans decreased.

(dollar amounts in millions)	March 31, 2010	December 31, 2009
Total watch list loans	$7,502	$7,730
As a percentage of total loans	18.4%	18.3%

The following table presents a summary of foreclosed property by property type as of March 31, 2010 and December 31, 2009.

(in millions)	March 31, 2010	December 31, 2009
Construction, land development and other land	$45	$62
Single family residential properties	15	16
Multi-family residential properties	2	3
Other non-land, nonresidential properties	27	30
Total foreclosed property	$89	$111

At March 31, 2010, foreclosed property totaled $89 million and consisted of approximately 197 properties, compared to $111 million and approximately 210 properties at December 31, 2009, a decrease of $22 million.

The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	March 31, 2010	December 31, 2009

Foreclosed property at beginning of period	$111	$109
Acquired in foreclosure	9	34
Write-downs	(10)	(17)
Foreclosed property sold	(21)	(15)
Foreclosed property at end of period	$89	$111

At March 31, 2010, there were 12 foreclosed properties with carrying values greater than $2 million, totaling $44 million, a decrease of $17 million when compared to $61 million at December 31, 2009.  Of the foreclosed properties with balances greater than $2 million at March 31, 2010, $41 million were in the Commercial Real Estate business line, including $18 million in the Western market.  At March 31, 2010 and December 31, 2009, there were no foreclosed properties with a carrying value greater than $10 million.

Commercial and Residential Real Estate Lending

The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $13.6 billion at March 31, 2010, of which $4.6 billion, or 34 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to residential real estate developers.  The remaining $9.0 billion, or 66 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans.

The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio.  The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

	March 31, 2010							December 31, 2009
	Location of Property
(dollar amounts in millions)					Other		% of		% of
Project Type:	Western	Michigan	Texas	Florida	Markets	Total	Total	Total	Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$228	$30	$30	$84	$54	$426	16%	$500	17%
Land development	122	27	87	12	26	274	10	305	10
Total residential	350	57	117	96	80	700	26	805	27
Other construction:
Retail	172	123	346	48	40	729	27	759	25
Multi-family	199	—	272	136	121	728	27	774	27
Office	112	5	62	14	33	226	8	252	8
Multi-use	122	33	27	24	11	217	8	242	8
Commercial	1	23	41	—	—	65	2	70	2
Other	33	—	14	—	—	47	1	50	2
Land development	8	15	3	—	3	29	1	36	1
Total	$997	$256	$882	$318	$288	$2,741	100%	$2,988	100%

Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Single family	$14	$3	$16	$7	$16	$56	3%	$41	2%
Land carry	59	61	29	40	19	208	11	216	12
Total residential	73	64	45	47	35	264	14	257	14
Other commercial mortgage:
Multi-family	55	71	126	98	65	415	21	411	22
Retail	156	57	2	24	59	298	16	292	16
Multi-use	144	—	16	—	76	236	13	236	13
Land carry	130	56	12	12	11	221	12	241	13
Office	94	57	48	11	7	217	12	194	11
Commercial	62	27	12	—	39	140	7	126	7
Other	24	9	1	—	55	89	5	67	4
Total	$738	$341	$262	$192	$347	$1,880	100%	$1,824	100%

Residential real estate development outstandings of $964 million at March 31, 2010 decreased $98 million, or nine percent, from $1.1 billion at December 31, 2009.  Net credit-related charge-offs in the Commercial Real Estate business line were $86 million the first three months of 2010, including $35 million in the Western market, with the majority from the residential real estate development business, $22 million in the Texas market and $16 million in the Midwest market.

The following table summarizes the Corporation’s commercial real estate loan portfolio by loan category as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
(in millions)	2010	2009
Real estate construction loans:
Commercial Real Estate business line (a)	$2,741	$2,988
Other business lines (b)	461	473
Total real estate construction loans	$3,202	$3,461
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,880	$1,824
Other business lines (b)	8,478	8,633
Total commercial mortgage loans	$10,358	$10,457

(a) Primarily loans to real estate investors and developers.

(b) Primarily loans secured by owner-occupied real estate.

The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience.  However, the significant and sudden decline in residential real estate activity beginning in late 2008 in the Western, Florida and Midwest markets proved extremely difficult for many of the smaller residential real estate developers. Of the $2.7 billion of real estate construction loans in the Commercial Real Estate business line, $516 million were on nonaccrual status at March 31, 2010, including single family projects totaling $215 million (largely in the Western and Florida markets) and residential land development projects totaling $121 million (largely in the Western and Texas markets).  Real estate construction loan net charge-offs in the Commercial Real Estate business line totaled $70 million for the three months ended March 31, 2010, including $23 million from single family projects (primarily the Western and Other markets), $16 million from multi-use projects (primarily the Texas market) and $14 million from residential land development projects (primarily the Texas market).

The commercial mortgage loan portfolio totaled $10.4 billion at March 31, 2010 and included $8.5 billion of primarily owner-occupied commercial mortgage loans. Commercial mortgage loans in the Commercial Real Estate business line totaled $1.9 billion and included $105 million of nonaccrual loans at March 31, 2010, which consisted primarily of residential land carry and commercial office and land carry projects ($49 million, $25 million and $24 million, respectively), located primarily in the Western and Midwest markets. Commercial mortgage loan net charge-offs in the Commercial Real Estate business line totaled $16 million for the three months ended March 31, 2010, primarily from multi-family and residential land carry projects ($7 million and $6 million, respectively).

Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.4 billion at March 31, 2010.  Residential mortgages totaled $1.6 billion at March 31, 2010, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers.  By geographic market, 41 percent of residential mortgage loans outstanding were in the Midwest market, 31 percent in the Western market, 15 percent in the Texas market and 13 percent in the Florida market at March 31, 2010.  Of the $1.6 billion of residential mortgage loans outstanding, $58 million were on nonaccrual status at March 31, 2010.  The home equity portfolio totaled $1.8 billion at March 31, 2010, of which $1.5 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $232 million consisted of closed-end home equity loans.  By geographic market, 62 percent of home equity loans outstanding were in the Midwest market, 26 percent in the Western market, nine percent in the Texas market and three percent in the Florida market at March 31, 2010.  A substantial majority of the home equity portfolio was secured by junior liens.

The Corporation rarely originates residential real estate loans with a loan-to-value ratio at origination above 100 percent, has no sub-prime mortgage programs and does not originate payment-option adjustable-rate mortgages or other nontraditional mortgages that allow negative amortization. A significant majority of residential mortgage originations are sold in the secondary market. The residential real estate portfolio is principally located within the Corporation’s primary geographic markets. The economic recession and significant declines in home values in the Western, Florida and Midwest markets following the financial market turmoil beginning in the fall of 2008 adversely impacted the residential real estate portfolio.  At March 31, 2010, the Corporation estimated that, of the $7 million total residential mortgage loans past due 90 days or more and still accruing interest, less than $2 million exceeded 90 percent of the current value of the underlying collateral, based on S&P/Case-Shiller home price indices.  To account for this exposure, the Corporation factors changes in home values into estimated loss ratios for residential real estate loans, using index-based estimates by major metropolitan area, resulting in an increased allowance allocated for residential real estate loans when home values decline. Additionally, to mitigate increasing credit exposure due to depreciating home values, the Corporation periodically reviews home equity lines of credit and makes line reductions or converts outstanding balances at line maturity to closed-end, amortizing loans when necessary.

Shared National Credits

Shared National Credit (SNC) loans are facilities greater than $20 million shared by three or more federally supervised financial institutions that are reviewed by regulatory authorities at the agent bank level.  The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans (approximately 975 borrowers at March 31, 2010) totaled $8.3 billion at March 31, 2010, a decline of $761 million from $9.1 billion at December 31, 2009.  SNC loans, diversified by both business line and geographic market, comprised approximately 20 percent of total loans at both March 31, 2010 and December 31, 2009.  SNC loans are held to the same credit underwriting standards as the remainder of the loan portfolio and face similar credit challenges, primarily driven by residential real estate development.

Automotive Lending

Loans to borrowers involved with automotive production totaled approximately $960 million at March 31, 2010, compared to $941 million at December 31, 2009.  Loans in the National Dealer Services business line totaled $3.3 billion at both March 31, 2010 and December 31, 2009.  Of the $3.3 billion of outstanding loans in the National Dealer Services business line at March 31, 2010, approximately $2.2 billion, or 68 percent, were to foreign franchises, $650 million, or 20 percent, were to domestic franchises and $416 million, or 12 percent, were to other.  Other dealer loans include obligations where a primary franchise was indeterminable, such as loans to large public dealership consolidators and rental car, leasing, heavy truck and recreation vehicle companies.

For further discussion of credit risk, see the “Credit Risk” section on pages 38-51 in the Corporation’s 2009 Annual Report.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Net interest income is the predominant source of revenue for the Corporation.  Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits.  The Corporation’s balance sheet is predominantly characterized by floating rate commercial loans funded by a combination of core deposits and wholesale borrowings.  This creates a natural imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. The result is that growth and/or contraction in the Corporation’s core businesses will lead to sensitivity to interest rate movements without mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps.  The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, looking at both 12 and 24 month time horizons, using simulation modeling analysis as its principal risk management evaluation technique. The results of these analyses provide the information needed to assess the balance sheet structure. Changes in economic activity, whether domestic or international, different from those management included in its simulation analyses could translate into a materially different interest rate environment than currently expected. Management evaluates a base case net interest income under an unchanged interest rate environment and what is believed to be the most likely balance sheet structure.  This base case net interest income is then evaluated against non-parallel interest rate scenarios that gradually increase and decrease rates approximately 200 basis points in a linear fashion from the base case over twelve months (but decrease to no lower than zero percent).  Due to the low level of interest rates, both the March 31, 2010 and December 31, 2009 analyses reflect a declining interest rate scenario of a 25 basis point drop, to zero percent, while the rising interest rate scenario reflects a gradual 200 basis point rise. In addition, consistent with each interest rate scenario, adjustments to asset prepayment levels, yield curves, and overall balance sheet mix and growth assumptions are made. These assumptions are inherently uncertain and, as a result, the model may not precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of changes in interest rate, market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Existing derivative instruments entered into for risk management purposes are included in these analyses, but no additional hedging is forecasted.

The table below, as of March 31, 2010 and December 31, 2009, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.  The change in interest rate sensitivity from December 31, 2009 to March 31, 2010 was primarily driven by changes in anticipated loan growth as well as changes in the funding mix, including the first quarter 2010 full redemption of $2.25 billion of preferred stock issued to the U.S. Treasury.

	March 31, 2010		December 31, 2009
(in millions)	Amount	%	Amount	%

Sensitivity on net interest income to changes in interest rates:
+200 basis points	$61	4%	$74	4%
- 25 basis points (to zero percent)	(11)	(1)	(13)	(1)

In addition to the simulation analysis, an economic value of equity analysis is performed for a longer term view of the interest rate risk position. The economic value of equity analysis begins with an estimate of the mark-to-market valuation of the Corporation’s balance sheet and then applies the estimated impact of rate movements to the market value of assets, liabilities and off-balance sheet instruments. The economic value of equity is then calculated as the difference between the estimated market value of assets and liabilities net of the impact of off-balance sheet instruments.  As with net interest income shocks, a variety of alternative scenarios are performed to measure the impact on economic value of equity, including changes in the level, slope and shape of the yield curve.

The table below, as of March 31, 2010 and December 31, 2009, displays the estimated impact on the economic value of equity from a 200 basis point immediate parallel increase or decrease in interest rates (but decrease to no lower than zero percent).  Similar to the simulation analysis above, due to the low level of interest rates, both the March 31, 2010 and December 31, 2009 economic value of equity analyses below reflect an interest rate scenario of an immediate 25 basis point drop, to zero percent, while the rising interest rate scenario reflects an immediate 200 basis point rise.  The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2009 and March 31, 2010 was primarily driven by changes in the Corporation’s mortgage-backed securities portfolio mix, with recent purchases at lower underlying coupons, putting the securities portfolio closer to the current market and reducing balance sheet sensitivity to rising rates.

	March 31, 2010		December 31, 2009
(in millions)	Amount	%	Amount	%

Sensitivity of economic value of equity to changes in interest rates:
+200 basis points	$198	2%	$329	3%
- 25 basis points (to zero percent)	(78)	(1)	(91)	(1)

Wholesale Funding

The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. At March 31, 2010, the Corporation held excess liquidity, represented by $4.1 billion deposited with the FRB. The Corporation may access the purchased funds market when necessary, which includes certificates of deposit issued to institutional investors in denominations in excess of $100,000 and to retail customers in denominations of less than $100,000 through brokers (“other time deposits” on the consolidated balance sheets), foreign office time deposits and short-term borrowings.  Purchased funds totaled $1.7 billion at March 31, 2010, compared to $2.1 billion at December 31, 2009.  Capacity for incremental purchased funds at March 31, 2010, consisted largely of federal funds purchased, brokered certificates of deposits and securities sold under agreements to repurchase. In addition, the Corporation is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB.  As of March 31, 2010, the Corporation had $5.0 billion of outstanding borrowings from the FHLB with remaining maturities ranging from 6 months to 5 years. Another source of funding, if needed, would be liquid assets, which totaled $8.0 billion at March 31, 2010, compared to $7.7 billion at December 31, 2009, including cash and due from banks, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with the FRB and other banks, other short-term investments and unencumbered investment securities available-for-sale. Additionally, the Corporation could issue up to $12.8 billion of debt at March 31, 2010 under an existing $15 billion medium-term senior note program which allows its principal banking subsidiary to issue debt with maturities between one and 30 years.

Other Market Risks

Certain components of the Corporation’s noninterest income, primarily fiduciary income, are at risk to fluctuations in the market values of underlying assets, particularly equity and debt securities. Other components of noninterest income, primarily brokerage fees, are at risk to changes in the volume of market activity.

At March 31, 2010, the Corporation had a $57 million portfolio of investments in indirect private equity and venture capital funds, with commitments of $26 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable and are included in “accrued income and other assets” on the consolidated balance sheets. The investments are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value.

For further discussion of market risk, see Note 5 to these unaudited consolidated financial statements and pages 52-59 in the Corporation’s 2009 Annual Report.

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation’s 2009 Annual Report, as updated in Note 1 to these unaudited consolidated financial statements. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. The most critical of these significant accounting policies are the policies related to allowance for credit losses, valuation methodologies, pension plan accounting and income taxes. These policies are reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages 60-65 in the Corporation’s 2009 Annual Report.  As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of the critical accounting policies or estimates and assumptions from those discussed in the Corporation’s 2009 Annual Report.

Supplemental Financial Data

The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	March 31, 2010	December 31, 2009
Tier 1 capital (a) (b)	$6,311	$7,704
Less:
Fixed rate cumulative perpetual preferred stock	—	2,151
Trust preferred securities	495	495
Tier 1 common capital (b)	$5,816	$5,058
Risk-weighted assets (a) (b)	$60,680	$61,815
Tier 1 common capital ratio (b)	9.58%	8.18%

Total shareholders’ equity	$5,668	$7,029
Less:
Fixed rate cumulative perpetual preferred stock	—	2,151
Goodwill	150	150
Other intangible assets	7	8
Tangible common equity	$5,511	$4,720
Total assets	$57,106	$59,249
Less:
Goodwill	150	150
Other intangible assets	7	8
Tangible assets	$56,949	$59,091
Tangible common equity ratio	9.68%	7.99%

	Three months ended March 31,
	2010	2009
Net interest income (FTE)	$416	$386
Less:
Interest earned on excess liquidity (c)	3	1
Net interest income (FTE), excluding excess liquidity	$413	$385

Average earning assets	$52,941	$61,752
Less:
Average net unrealized gains on investment securities available-for-sale	62	212
Average earning assets for net interest margin (FTE)	52,879	61,540
Less:
Excess liquidity (c)	4,092	1,812
Average earning assets for net interest margin (FTE), excluding excess liquidity	$48,787	$59,728

Net interest margin (FTE)	3.18%	2.53%
Net interest margin (FTE), excluding excess liquidity	3.42	2.60

Impact of excess liquidity on net interest margin (FTE)	(0.24)	(0.07)

(a) Tier 1 capital and risk-weighted assets as defined by regulation.

(b) March 31, 2010 Tier 1 capital and risk-weighted assets are estimated.

(c) Excess liquidity represented by interest earned on and average balances deposited with the Federal Reserve Bank.

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

The net interest margin (FTE), excluding excess liquidity, removes interest earned on balances deposited with the FRB from net interest income (FTE) and average balances deposited with the FRB from average earning assets from the numerator and denominator of the net interest margin (FTE) ratio, respectively. The Corporation believes this measurement provides meaningful information to investors, regulators, management and others of the impact on net interest income and net interest margin resulting from the Corporation’s short-term investment in low yielding instruments.

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

ITEM 1A.  Risk Factors

Other than as set forth below, there has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2009 in response to Part I, Item 1A. of such Form 10-K.  Such risk factors are incorporated herein by reference.

Below we amend the following risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009:

•              Recently enacted legislation, actions recently taken by or proposed by the United States Department of Treasury, the Federal Deposit Insurance Corporation, the Federal Reserve Bank or other governmental entities, and legislation enacted in the future subject the Corporation to increased regulation, and the impact and expiration of such legislation and regulatory actions may adversely affect the Corporation.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions and the direct purchase by the U.S. Treasury of equity of financial institutions. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection therewith, the U.S. Treasury introduced the Capital Purchase Program, under which it has purchased approximately $196 billion of preferred stock in eligible institutions, including the Corporation, to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.  On March 17, 2010, the Corporation fully redeemed the preferred stock previously issued to the U.S. Treasury under the Capital Purchase Program.  The EESA also temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor.

On May 20, 2009, the Helping Families Save Their Homes Act of 2009, which extended the temporary increase in the standard maximum deposit insurance amount provided by the FDIC to $250,000 per depositor through December 31, 2013, was signed into law. This extension of the temporary $250,000 coverage limit (pursuant to the EESA) became effective immediately upon the President’s signature. The legislation provides that the standard maximum deposit insurance amount provided by the FDIC will return to $100,000 on January 1, 2014.

On October 14, 2008, the FDIC announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act. As a result of this regulatory initiative, the FDIC implemented the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). The DGP guaranteed all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continued through October 31, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or December 31, 2012 (or June 30, 2012 for debt issued prior to April 1, 2009). As of March 31, 2010, the Corporation had no senior unsecured debt outstanding under the DGP. The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA and the Helping Families Save Their Homes Act, respectively. The limits are presently scheduled to return to $100,000 on January 1, 2014. The TAGP coverage became effective on October 14, 2008 and will continue for the Corporation until June 30, 2010.   In April 2010, the FDIC adopted an interim rule extending the TAGP through December 31, 2010 for financial institutions that desire to continue TAGP participation.  The Corporation has notified the FDIC of its decision to opt-out of the FDIC’s TAGP extension, effective July 1, 2010.  The impact of such decision on the Corporation’s deposit levels cannot be reliably determined at this time.

During the second quarter of 2009, the FDIC levied an industry-wide special assessment charge on insured financial institutions as part of the agency’s efforts to rebuild DIF. In November 2009, the FDIC amended regulations that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010-2012. The prepaid assessments will be applied against future quarterly assessments (as they may be so revised) until the prepaid assessment is exhausted or the balance of the prepayment is returned, whichever occurs first. The FDIC is not precluded from changing assessment rates or from further revising the risk-based assessment system during the prepayment period or thereafter. Thus, we may also be required to pay significantly higher FDIC insurance assessments premiums in the future because market developments significantly depleted DIF and reduced the ratio of reserves to insured deposits.

The programs and regulations established or to be established under the EESA and Capital Purchase Program may have adverse effects upon the Corporation. It may face increased regulation of the financial services industry. Compliance with such regulation may increase the Corporation’s costs and limit its ability to pursue business opportunities. Also, participation in specific programs may subject the Corporation to additional restrictions. For example, due to the Corporation’s participation in the Capital Purchase Program, the Corporation issued a warrant to purchase 11,479,592 million of its common shares at an exercise price of $29.40 per share.  The potential dilutive impact of the warrant may have an adverse effect on the market price of its common stock.  On March 17, 2010, the Corporation fully redeemed the preferred stock previously issued to the U.S. Treasury under the Capital Purchase Program; however, the Corporation elected to not repurchase the warrant.  On April 12, 2010, the U.S. Treasury announced its intention to sell such warrant pursuant to a public offering process during the second quarter 2010.  The Corporation’s participation in the TAGP will require the payment of additional insurance premiums to the FDIC through June 30, 2010, in addition to the FDIC’s regular and special assessments. The affects of such recently enacted legislation and regulatory actions on the Corporation cannot reliably be determined at this time. Moreover, as some of the legislation and regulatory actions previously implemented in response to the recent financial crisis expire, the impact of the conclusion of these programs on the financial sector and on the economic recovery is unknown. Any delay in the economic recovery or a continuation or worsening of current financial market conditions could adversely affect the Corporation.

Recently, the Federal Reserve adopted amendments to its Regulation E that will be effective on July 1, 2010. The changes will affect the circumstances when the Corporation will be able to charge its clients overdraft fees.

On January 14, 2010, the current administration announced a proposal to impose a fee (the “Financial Crisis Responsibility Fee”) on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. If implemented as initially proposed, the Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its terms would apply to the Corporation. The Financial Crisis Responsibility Fee, if implemented as proposed by the current administration, would go into effect on June 30, 2010 and remain in place for at least ten years.

In addition, there have been a number of recent legislative and regulatory proposals that could have an impact on the operations of the Corporation and its subsidiaries. We can neither predict when or whether regulatory or legislative reforms will be enacted nor what their contents will be. The impact of any future legislation or regulatory actions on the Corporation’s businesses or operations cannot be reliably determined at this time, and such impact may adversely affect The Corporation.

•                                          Management’s ability to retain key officers and employees may change.

The Corporation’s future operating results depend substantially upon the continued service of its executive officers and key personnel. The Corporation’s future operating results also depend in significant part upon its ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel. Competition for qualified personnel is intense, and the Corporation cannot ensure success in attracting or retaining qualified personnel.  The Corporation’s ability to retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry.  There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for the Corporation to hire personnel over time.  The Corporation’s business, financial condition or results of operations could be materially adversely affected by the loss of any of its key employees, or the Corporation’s inability to attract and retain skilled employees.

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

Date: April 30, 2010

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