Form 10-Q
period 2010-06-30
COMERICA INC /NEW/
filed 2010-07-30
CIK 28412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule  12b-2 of the Exchange Act:

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

$5 par value common stock:

Outstanding as of July 26, 2010: 176,319,342 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Comerica Incorporated and Subsidiaries

	June 30,	December 31,	June 30,
(in millions, except share data)	2010	2009	2009
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$816	$774	$948

Federal funds sold and securities purchased under agreements to resell	—	—	650
Interest-bearing deposits with banks	3,409	4,843	3,542
Other short-term investments	134	138	129

Investment securities available-for-sale	7,188	7,416	7,757

Commercial loans	21,151	21,690	24,922
Real estate construction loans	2,774	3,461	4,152
Commercial mortgage loans	10,318	10,457	10,400
Residential mortgage loans	1,606	1,651	1,759
Consumer loans	2,443	2,511	2,562
Lease financing	1,084	1,139	1,234
International loans	1,226	1,252	1,523
Total loans	40,602	42,161	46,552
Less allowance for loan losses	(967)	(985)	(880)
Net loans	39,635	41,176	45,672

Premises and equipment	634	644	667
Customers’ liability on acceptances outstanding	24	11	7
Accrued income and other assets	4,045	4,247	4,258
Total assets	$55,885	$59,249	$63,630

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$15,769	$15,871	$13,558

Money market and NOW deposits	16,062	14,450	12,352
Savings deposits	1,407	1,342	1,348
Customer certificates of deposit	5,893	6,413	8,524
Other time deposits	165	1,047	4,593
Foreign office time deposits	484	542	616
Total interest-bearing deposits	24,011	23,794	27,433
Total deposits	39,780	39,665	40,991

Short-term borrowings	200	462	490
Acceptances outstanding	24	11	7
Accrued expenses and other liabilities	1,048	1,022	1,478
Medium- and long-term debt	9,041	11,060	13,571
Total liabilities	50,093	52,220	56,537

Fixed rate cumulative perpetual preferred stock, series F, no par value, $1,000 liquidation value per share:
Authorized - 2,250,000 shares at 12/31/09 and 6/30/09
Issued - 2,250,000 shares at 12/31/09 and 6/30/09	—	2,151	2,140
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 203,878,110 shares at 6/30/10 and 178,735,252 shares at 12/31/09 and 6/30/09	1,019	894	894
Capital surplus	1,467	740	731
Accumulated other comprehensive loss	(240)	(336)	(342)
Retained earnings	5,124	5,161	5,257
Less cost of common stock in treasury - 27,561,412 shares at 6/30/10, 27,555,623 shares at 12/31/09 and 27,620,471 shares at 6/30/09	(1,578)	(1,581)	(1,587)
Total shareholders’ equity	5,792	7,029	7,093
Total liabilities and shareholders’ equity	$55,885	$59,249	$63,630

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Comerica Incorporated and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2010	2009	2010	2009

INTEREST INCOME
Interest and fees on loans	$412	$447	$824	$899
Interest on investment securities	61	103	122	212
Interest on short-term investments	3	2	6	4
Total interest income	476	552	952	1,115

INTEREST EXPENSE
Interest on deposits	29	106	64	231
Interest on short-term borrowings	—	—	—	2
Interest on medium- and long-term debt	25	44	51	96
Total interest expense	54	150	115	329
Net interest income	422	402	837	786
Provision for loan losses	126	312	301	515
Net interest income after provision for loan losses	296	90	536	271

NONINTEREST INCOME
Service charges on deposit accounts	52	55	108	113
Fiduciary income	38	41	77	83
Commercial lending fees	22	19	44	37
Letter of credit fees	19	16	37	32
Card fees	15	12	28	24
Foreign exchange income	10	11	20	20
Bank-owned life insurance	9	10	17	18
Brokerage fees	6	8	12	17
Net securities gains	1	113	3	126
Other noninterest income	22	13	42	51
Total noninterest income	194	298	388	521

NONINTEREST EXPENSES
Salaries	179	171	348	342
Employee benefits	45	53	89	108
Total salaries and employee benefits	224	224	437	450
Net occupancy expense	40	38	81	79
Equipment expense	15	15	32	31
Outside processing fee expense	23	25	46	50
Software expense	22	20	44	40
FDIC insurance expense	16	45	33	60
Legal fees	9	10	18	17
Other real estate expense	5	9	17	16
Litigation and operational losses	2	2	3	4
Provision for credit losses on lending-related commitments	—	(4)	7	(5)
Other noninterest expenses	41	45	83	84
Total noninterest expenses	397	429	801	826
Income (loss) from continuing operations before income taxes	93	(41)	123	(34)
Provision (benefit) for income taxes	23	(59)	18	(60)
Income from continuing operations	70	18	105	26
Income from discontinued operations, net of tax	—	—	17	1
NET INCOME	70	18	122	27
Preferred stock dividends	—	34	123	67
Income allocated to participating securities	1	—	—	—
Net income (loss) attributable to common shares	$69	$(16)	$(1)	$(40)

Basic earnings per common share:
Income (loss) from continuing operations	$0.40	$(0.11)	$(0.11)	$(0.28)
Net income (loss)	0.40	(0.11)	(0.01)	(0.27)

Diluted earnings per common share:
Income (loss) from continuing operations	0.39	(0.11)	(0.11)	(0.28)
Net income (loss)	0.39	(0.11)	(0.01)	(0.27)

Cash dividends declared on common stock	9	8	18	15
Cash dividends declared per common share	0.05	0.05	0.10	0.10

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Comerica Incorporated and Subsidiaries

					Accumulated
		Common Stock			Other			Total
	Preferred	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except per share data)	Stock	Outstanding	Amount	Surplus	Loss	Earnings	Stock	Equity

BALANCE AT DECEMBER 31, 2008	$2,129	150.5	$894	$722	$(309)	$5,345	$(1,629)	$7,152
Net income	—	—	—	—	—	27	—	27
Other comprehensive loss, net of tax	—	—	—	—	(33)	—	—	(33)
Total comprehensive loss								(6)
Cash dividends declared on preferred stock	—	—	—	—	—	(57)	—	(57)
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	—	(15)	—	(15)
Purchase of common stock	—	(0.1)	—	—	—	—	(1)	(1)
Accretion of discount on preferred stock	11	—	—	—	—	(11)	—	—
Net issuance of common stock under employee stock plans	—	0.7	—	(14)	—	(32)	43	(3)
Share-based compensation	—	—	—	18	—	—	—	18
Other	—	—	—	5	—	—	—	5
BALANCE AT JUNE 30, 2009	$2,140	151.1	$894	$731	$(342)	$5,257	$(1,587)	$7,093

BALANCE AT DECEMBER 31, 2009	$2,151	151.2	$894	$740	$(336)	$5,161	$(1,581)	$7,029
Net income	—	—	—	—	—	122	—	122
Other comprehensive income, net of tax	—	—	—	—	96	—	—	96
Total comprehensive income								218
Cash dividends declared on preferred stock	—	—	—	—	—	(38)	—	(38)
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	—	(18)	—	(18)
Purchase of common stock	—	—	—	—	—	—	(4)	(4)
Issuance of common stock	—	25.1	125	724	—	—	—	849
Redemption of preferred stock	(2,250)	—	—	—	—	—	—	(2,250)
Redemption discount accretion on preferred stock	94	—	—	—	—	(94)	—	—
Accretion of discount on preferred stock	5	—	—	—	—	(5)	—	—
Net issuance of common stock under employee stock plans	—	—	—	(5)	—	(4)	6	(3)
Share-based compensation	—	—	—	11	—	—	—	11
Other	—	—	—	(3)	—	—	1	(2)
BALANCE AT JUNE 30, 2010	$—	176.3	$1,019	$1,467	$(240)	$5,124	$(1,578)	$5,792

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Comerica Incorporated and Subsidiaries

	Six Months Ended June 30,
(in millions)	2010	2009
OPERATING ACTIVITIES
Net income	$122	$27
Income from discontinued operations, net of tax	17	1
Income from continuing operations, net of tax	105	26
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	301	515
Provision for credit losses on lending-related commitments	7	(5)
Provision (benefit) for deferred income taxes	1	(114)
Depreciation and software amortization	62	61
Net gain on early termination of leveraged leases	—	(8)
Share-based compensation expense	11	18
Net amortization (accretion) of securities	8	(5)
Net securities gains	(3)	(126)
Net gain on sales of businesses	—	(6)
Contribution to qualified pension plan	—	(100)
Excess tax benefits from share-based compensation arrangements	(1)	—
Net decrease in trading securities	5	32
Net increase in loans held-for-sale	(1)	(3)
Net decrease (increase) in accrued income receivable	9	(44)
Net decrease in accrued expenses	(9)	(122)
Other, net	228	(177)
Discontinued operations, net	17	1
Net cash provided by (used in) operating activities	740	(57)

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	209	2,671
Proceeds from maturities of investment securities available-for-sale	681	1,473
Purchases of investment securities available-for-sale	(521)	(2,493)
Sales of Federal Home Loan Bank stock	41	—
Net decrease in loans	1,200	3,451
Proceeds from early termination of leveraged leases	—	107
Net increase in fixed assets	(36)	(37)
Net (increase) decrease in customers’ liability on acceptances outstanding	(13)	7
Proceeds from sale of business	—	7
Discontinued operations, net	—	—
Net cash provided by investing activities	1,561	5,186

FINANCING ACTIVITIES
Net increase (decrease) in deposits	126	(631)
Net decrease in short-term borrowings	(262)	(1,259)
Net increase (decrease) in acceptances outstanding	13	(7)
Repayments of medium- and long-term debt	(1,951)	(1,400)
Repurchases of medium- and long-term debt	(165)	—
Proceeds from issuance of common stock	849	—
Redemption of preferred stock	(2,250)	—
Proceeds from issuance of common stock under employee stock plans	4	—
Excess tax benefits from share-based compensation arrangements	1	—
Purchase of common stock for treasury	(4)	(1)
Dividends paid on common stock	(16)	(57)
Dividends paid on preferred stock	(38)	(57)
Discontinued operations, net	—	—
Net cash used in financing activities	(3,693)	(3,412)
Net (decrease) increase in cash and cash equivalents	(1,392)	1,717
Cash and cash equivalents at beginning of period	5,617	3,423
Cash and cash equivalents at end of period	$4,225	$5,140
Interest paid	$125	$338
Income taxes, tax deposits and tax-related interest paid	$19	$217
Noncash investing and financing activities:
Loans transferred to other real estate	$41	$54

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2009.

Recently Adopted Accounting Changes

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

In February 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-10, “Amendments for Certain Investment Funds,” (ASU 2010-10). ASU 2010-10 indefinitely defers the requirements of ASU 2009-17 for certain investment funds with attributes of an investment company specified in the accounting guidance, including, but not limited to, venture capital funds, private equity funds and mutual funds. The deferral is also applicable to a reporting enterprise’s interest in an entity that is required to comply with or operates in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. For funds that qualify for the deferral, the Corporation will continue to analyze whether such funds should be consolidated under authoritative guidance that existed prior to the issuance of ASU 2009-17.

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

Fair Value Measurements

In the first quarter 2010, the Corporation fully adopted ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” (ASU 2010-06).  ASU 2010-06 requires separate disclosures of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and requires disclosure of purchases, sales, issuances and settlements activity on a gross (rather than net) basis in the Level 3 reconciliation of fair value measurements for assets and liabilities measured at fair value on a recurring basis. In addition, ASU 2010-6 clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and that disclosures of inputs and valuation techniques should be provided for both recurring and nonrecurring Level 2 and Level 3 fair value measurements.  For further information concerning fair value measurements, refer to Note 2.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies (continued)

Pending Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (ASU 2010-20). ASU 2010-20 requires enhanced disclosures about an entity’s credit quality of financing receivables and the related allowance for credit losses. The Corporation will adopt the period-end provisions of ASU 2010-20 in its consolidated financial statements for the year ended December 31, 2010 and the activity-related provisions of ASU 2010-20 in the first quarter 2011.  While the provisions of ASU 2010-20 will require significant expansion of the Corporation’s disclosures on the credit quality of financing receivables and the allowance for credit losses, the Corporation does not expect the adoption of ASU 2010-20 to have a material effect on the Corporation’s financial condition and results of operations.

Note 2 — Fair Value Measurements

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Trading securities, investment securities available-for-sale, derivatives and deferred compensation plan liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as impaired loans, other real estate (primarily foreclosed property), nonmarketable equity securities and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve write-downs of individual assets or application of lower of cost or fair value accounting.

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

Cash and due from banks, federal funds sold and securities purchased under agreements to resell, and interest-bearing deposits with banks

Due to the short-term nature, the carrying amount of these instruments approximates the estimated fair value.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements (continued)

Trading securities and associated deferred compensation plan liabilities

Securities held for trading purposes and associated deferred compensation plan liabilities are recorded at fair value and included in “other short-term investments” and ‘‘accrued expenses and other liabilities,” respectively, on the consolidated balance sheets. Level 1 securities held for trading purposes include assets related to employee deferred compensation plans, which are invested in mutual funds, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and other securities traded on an active exchange, such as the New York Stock Exchange.  Deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets.  Level 2 trading securities include municipal bonds and mortgage-backed securities issued by U.S. government-sponsored entities and corporate debt securities. Securities classified as Level 3 include securities in less liquid markets and securities not rated by a credit agency.  The methods used to value trading securities are the same as the methods used to value investment securities available-for-sale, discussed below.

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

Investment securities available-for-sale

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available. If quoted prices are not available or the market is deemed to be inactive at the measurement date, an adjustment to the quoted prices may be necessary. In some circumstances, the Corporation may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate to estimate an instrument’s fair value. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include residential mortgage-backed securities issued by U.S. government-sponsored enterprises, corporate debt securities and state and municipal securities. The fair value of Level 2 securities was determined using quoted prices of securities with similar characteristics or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information. Securities classified as Level 3, of which the substantial majority are auction-rate securities, represent securities in less liquid markets requiring significant management assumptions when determining fair value.  Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value at June 30, 2010, December 31, 2009 and June 30, 2009 was determined using an income approach based on a discounted cash flow model utilizing two significant assumptions: discount rate (including a liquidity risk premium) and workout period.  The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium.  The liquidity risk premium was based on observed industry auction-rate securities valuations by third parties and incorporated the rate at which the various types of ARS had been redeemed or sold since acquisition in 2008.  As of June 30, 2010, approximately 34% of the aggregate ARS portfolio had been redeemed or sold at par since acquisition. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation’s redemption experience.

Loans

The Corporation does not record loans at fair value on a recurring basis. However, periodically, the Corporation records nonrecurring adjustments to the carrying value of loans based on fair value measurements.  Loans for which it is probable that payment of interest or principal will not be made in accordance with the contractual terms of the original loan agreement are considered impaired.  Impaired loans are reported as nonrecurring fair value measurements when an allowance is established based on the fair value of collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation classifies the impaired loan as nonrecurring Level 2.  When management determines that the fair value of the collateral requires additional adjustments, either as a result of non-current appraisal value or when there is no observable market price, the Corporation classifies the impaired loan as nonrecurring Level 3.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements (continued)

Business loans consist of commercial, real estate construction, commercial mortgage, lease financing and international loans.  The estimated fair value for variable rate business loans that reprice frequently is based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant in an active market.  The fair value for other business loans, consumer loans and residential mortgage loans are estimated using a discounted cash flow model that employs interest rates currently offered on the loans, adjusted by an amount for estimated credit losses and other adjustments that would be expected to be made by a market participant in an active market. The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable.

Customers’ liability on acceptances outstanding and acceptances outstanding

The carrying amount of these instruments approximates the estimated fair value, due to their short-term nature.

Derivative assets and derivative liabilities

Derivative assets and derivative liabilities are included in “accrued income and other assets” and “accrued expenses and other liabilities,” respectively, on the consolidated balance sheets. Derivative instruments held or issued for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. Fair value for over-the-counter derivative instruments is measured using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities. Included in the fair value of over-the-counter derivative instruments are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements.  These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default. The Corporation assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Corporation classified its over-the-counter derivative valuations in Level 2 of the fair value hierarchy. Examples of Level 2 derivative instruments are interest rate swaps and energy derivative and foreign exchange contracts.

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

The Corporation holds a derivative contract associated with the 2008 sale of its remaining ownership of Visa Inc. (Visa) Class B shares. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments.  The fair value of the derivative contract was based on unobservable inputs consisting of management’s estimate of the litigation outcome, timing of litigation settlements and payments related to the derivative. The Corporation classifies the derivative liability as recurring Level 3.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements (continued)

Nonmarketable equity securities

The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments. These funds generally cannot be redeemed and the majority are not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 15 years. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The investments are accounted for on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. Fair value measurement guidance permits the measurement of investments of this type on the basis of net asset value, provided the net asset value is calculated by the fund in compliance with fair value measurement guidance applicable to investment companies.  Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the Corporation’s percentage ownership in the net asset value of the entire fund, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process.

The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $230 million and $271 million at June 30, 2010 and December 31, 2009, respectively, and its investment in FRB stock totaled $60 million and $59 million at June 30, 2010 and December 31, 2009, respectively.  The Corporation believes its investments in FHLB and FRB stock are ultimately recoverable at par.

The Corporation classifies nonmarketable equity securities subjected to nonrecurring fair value adjustments as Level 3.

Other real estate

Other real estate is included in “accrued income and other assets” on the consolidated balance sheets and includes primarily foreclosed property. Upon transfer from the loan portfolio, foreclosed property is adjusted to and subsequently carried at the lower of carrying value or fair value, less estimated costs to sell. Fair value is based upon independent market prices, appraised value or management’s estimation of the value.  When the fair value of the property is based on an observable market price or a current appraised value, the Corporation classifies the foreclosed property as nonrecurring Level 2.  When management determines that the fair value of the foreclosed property requires additional adjustments, either as a result of non-current appraisal value or when there is no observable market price, the Corporation classifies the foreclosed property as nonrecurring Level 3.

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements (continued)

Goodwill

Goodwill, included in “accrued income and other assets” on the consolidated balance sheets, is subject to impairment testing that requires an estimate of the fair value of the Corporation’s reporting units. Estimating the fair value of reporting units is a subjective process involving the use of estimates and judgments, particularly related to future cash flows, discount rates (including market risk premiums) and market multiples. The fair values of the reporting units are determined using a blend of two commonly used valuation techniques: the market approach and the income approach. The Corporation gives consideration to two valuation techniques, as either technique can be an indicator of value.  For the market approach, valuations of reporting units are based on an analysis of relevant price multiples in market trades in industries similar to the reporting unit. Market trades do not consider a control premium associated with an acquisition or a sale transaction. For the income approach, estimated future cash flows and terminal value (value at the end of the cash flow period, based on price multiples) were discounted. The discount rate was based on the imputed cost of equity capital appropriate for each reporting unit.  Material assumptions used in the valuation models include the comparable public company price multiples used in the terminal value, future cash flows and the market risk premium component of the discount rate. Due to the general uncertainty and depressed earning capacity in the financial services industry as of the measurement date, the Corporation concluded that the valuation under the income approach more clearly reflected the long-term future earning capacity of the reporting units, rather than the valuation under the market approach, and thus gave greater weight to the income approach.

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2010
Trading securities:
Deferred compensation plan assets	$83	$83	$—	$—
U.S. Treasury and other U.S. government agency securities	1	1	—	—
Government-sponsored enterprise residential mortgage-backed securities	5	—	5	—
State and municipal securities	12	—	9	3
Corporate debt securities	2	—	2	—
Total trading securities	103	84	16	3

Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	121	121	—	—
Government-sponsored enterprise residential mortgage-backed securities	6,265	—	6,265	—
State and municipal securities (a)	42	—	—	42
Corporate debt securities:
Auction-rate debt securities	52	—	—	52
Other corporate debt securities	1	—	—	1
Equity and other non-debt securities:
Auction-rate preferred securities	609	—	—	609
Money market and other mutual funds	98	98	—	—
Total investment securities available-for-sale	7,188	219	6,265	704

Derivative assets (b):
Interest rate contracts	623	—	623	—
Energy derivative contracts	89	—	89	—
Foreign exchange contracts	58	—	58	—
Warrants	7	—	—	7
Total derivative assets	777	—	770	7
Total assets at fair value	$8,068	$303	$7,051	$714

Derivative liabilities (c):
Interest rate contracts	$285	$—	$285	$—
Energy derivative contracts	88	—	88	—
Foreign exchange contracts	52	—	52	—
Other	2	—	—	2
Total derivative liabilities	427	—	425	2

Deferred compensation plan liabilities (c)	83	83	—	—
Total liabilities at fair value	$510	$83	$425	$2

(a) Primarily auction-rate securities.

(b) Recorded in “accrued income and other assets” on the consolidated balance sheets.

(c) Recorded in “accrued expenses and other liabilities” on the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements (continued)

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2009
Trading securities:
Deferred compensation plan assets	$86	$86	$—	$—
Government-sponsored enterprise residential mortgage-backed securities	3	—	3	—
State and municipal securities	15	—	15	—
Corporate debt securities	3	—	3	—
Total trading securities	107	86	21	—

Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	103	103	—	—
Government-sponsored enterprise residential mortgage-backed securities	6,261	—	6,261	—
State and municipal securities (a)	47	—	1	46
Corporate debt securities:
Auction-rate debt securities	150	—	—	150
Other corporate debt securities	50	—	43	7
Equity and other non-debt securities:
Auction-rate preferred securities	706	—	—	706
Money market and other mutual funds	99	99	—	—
Total investment securities available-for-sale	7,416	202	6,305	909

Derivative assets (b):
Interest rate contracts	492	—	492	—
Energy derivative contracts	137	—	137	—
Foreign exchange contracts	35	—	35	—
Warrants	7	—	—	7
Total derivative assets	671	—	664	7
Total assets at fair value	$8,194	$288	$6,990	$916

Derivative liabilities (c):
Interest rate contracts	$240	$—	$240	$—
Energy derivative contracts	136	—	136	—
Foreign exchange contracts	34	—	34	—
Total derivative liabilities	410	—	410	—

Deferred compensation plan liabilities (c)	86	86	—	—
Total liabilities at fair value	$496	$86	$410	$—

(a) Primarily auction-rate securities.

(b) Recorded in “accrued income and other assets” on the consolidated balance sheets.

(c) Recorded in “accrued expenses and other liabilities” on the consolidated balance sheets.

There were no significant transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1 and Level 2 fair value measurements during the three- and six-month periods ended June 30, 2010 and 2009.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements (continued)

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2010 and 2009.

		Net Realized/Unrealized Gains (Losses)
	Balance at			Recorded in Other				Balance at
	Beginning of	Recorded in Earnings		Comprehensive				End of
(in millions)	Period	Realized	Unrealized	Income (Pre-tax)	Purchases	Sales	Settlements	Period
Three months ended June 30, 2010
Trading securities:
State and municipal securities	$—	$—	$—	$—	$3	$—	$—	$3
Investment securities available-for-sale:
State and municipal securities (a)	45	—	—	(3)	—	—	—	42
Auction-rate debt securities	144	2	—	9	—	(103)	—	52
Other corporate debt securities	1	—	—	—	—	—	—	1
Auction-rate preferred securities	663	3	—	(9)	—	(48)	—	609
Total investment securities available-for-sale	853	5	—	(3)	—	(151)	—	704
Derivative assets:
Warrants	7	—	1	—	—	(1)	—	7
Derivative liabilities:
Other	—	(1)	(2)	—	—	—	(1)	2

Three months ended June 30, 2009
Trading securities:
Corporate debt securities	$3	$—	$—	$—	$—	$(3)	$—	$—
Investment securities available-for-sale:
State and municipal securities (a)	55	—	—	(1)	—	—	—	54
Auction-rate debt securities	146	—	—	—	—	—	—	146
Other corporate debt securities	7	—	—	—	—	—	—	7
Auction-rate preferred securities	888	3	—	(7)	—	(64)	—	820
Total investment securities available-for-sale	1,096	3	—	(8)	—	(64)	—	1,027
Derivative assets:
Warrants	8	—	1	—	—	(1)	—	8
Other assets	—	—	1	—	—	—	—	1
Derivative liabilities:
Other	1	—	(2)	—	—	—	—	3

Six months ended June 30, 2010
Trading securities:
State and municipal securities	$—	$—	$—	$—	$3	$—	$—	$3
Investment securities available-for-sale:
State and municipal securities (a)	46	—	—	(4)	—	—	—	42
Auction-rate debt securities	150	2	—	4	—	(104)	—	52
Other corporate debt securities	7	27	—	—	—	—	(33)	1
Auction-rate preferred securities	706	5	—	(8)	—	(94)	—	609
Total investment securities available-for-sale	909	34	—	(8)	—	(198)	(33)	704
Derivative assets:					—
Warrants	7	—	1	—		(1)	—	7
Derivative liabilities:
Other	—	(1)	(2)	—	—	—	(1)	2

Six months ended June 30, 2009
Trading securities:
State and municipal securities	$29	$—	$—	$—	$—	$(29)	$—	$—
Corporate debt securities	5	—	—	—	—	(5)	—	—
Total trading securities	34	—	—	—	—	(34)	—	—
Investment securities available-for-sale:
State and municipal securities (a)	65	—	—	2	—	(13)	—	54
Auction-rate debt securities	147	—	—	—	—	(1)	—	146
Other corporate debt securities	5	—	2	—	—	—	—	7
Auction-rate preferred securities	936	8	—	26	—	(150)	—	820
Total investment securities available-for-sale	1,153	8	2	28	—	(164)	—	1,027
Derivative assets:
Warrants	8	—	1	—	—	(1)	—	8
Other assets	—	—	1	—	—	—	—	1
Derivative liabilities:
Other	5	—	(2)	—	—	—	(4)	3

(a) Primarily auction-rate securities

There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three- and six-month periods ended June 30, 2010 and 2009.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 — Fair Value Measurements (continued)

The following table presents the income statement classification of realized and unrealized gains and losses due to changes in fair value recorded in earnings for the three- and six-month periods ended June 30, 2010 and 2009 for recurring Level 3 assets and liabilities, as shown in the previous table.

	Net Securities		Other Noninterest
	Gains (Losses)		Income		Discontinued Operations		Total
(in millions)	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Three months ended June 30, 2010
Investment securities available-for-sale:
Auction-rate debt securities	$2	$—	$—	$—	$—	$—	$2	$—
Auction-rate preferred securities	3	—	—	—	—	—	3	—
Total investment securities available-for-sale	5	—	—	—	—	—	5	—
Derivative assets:
Warrants	—	—	—	1	—	—	—	1
Derivative liabilities:
Other	(1)	(2)	—	—	—	—	(1)	(2)

Three months ended June 30, 2009
Investment securities available-for-sale:
Auction-rate preferred securities	$3	$—	$—	$—	$—	$—	$3	$—
Derivative assets:
Warrants	—	—	—	1	—	—	—	1
Other	—	—	—	1	—	—	—	1
Derivative liabilities:
Other	—	(2)	—	—	—	—	—	(2)

Six months ended June 30, 2010
Investment securities available-for-sale:
Auction-rate debt securities	$2	$—	$—	$—	$—	$—	$2	$—
Other corporate debt securities	—	—	—	—	27	—	27	—
Auction-rate preferred securities	5	—	—	—	—	—	5	—
Total investment securities available-for-sale	7	—	—	—	27	—	34	—
Derivative assets:
Warrants	—	—	—	1	—	—	—	1
Derivative liabilities:
Other	(1)	(2)	—	—	—	—	(1)	(2)

Six months ended June 30, 2009
Investment securities available-for-sale:
Other corporate debt securities	$—	$—	$—	$—	$—	$2	$—	$2
Auction-rate preferred securities	8	—	—	—	—	—	8	—
Total investment securities available-for-sale	8	—	—	—	—	2	8	2
Derivative assets:
Warrants	—	—	—	1	—	—	—	1
Other	—	—	—	1	—	—	—	1
Derivative liabilities:
Other	—	(2)	—	—	—	—	—	(2)

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

(in millions)	Total	Level 2	Level 3
June 30, 2010
Loans held-for-sale:
Residential mortgage	$8	$8	$—
Loans:
Commercial	268	—	268
Real estate construction	389	—	389
Commercial mortgage	416	—	416
Residential mortgage	12	—	12
Lease financing	11	—	11
International	3	—	3
Total loans (a)	1,099	—	1,099

Nonmarketable equity securities (b)	13	—	13
Other real estate (c)	97	—	97
Loan servicing rights	6	—	6
Total assets at fair value	$1,223	$8	$1,215
Total liabilities at fair value	$—	$—	$—

December 31, 2009
Loans held-for-sale:
Residential mortgage	$6	$6	$—
Loans:
Commercial	239	—	239
Real estate construction	511	—	511
Commercial mortgage	326	—	326
Residential mortgage	13	—	13
Lease financing	13	—	13
International	29	—	29
Total loans (a)	1,131	—	1,131

Nonmarketable equity securities (b)	8	—	8
Other real estate (c)	116	—	116
Loan servicing rights	7	—	7
Total assets at fair value	$1,268	$6	$1,262
Total liabilities at fair value	$—	$—	$—

(a)          The Corporation recorded $315 million and $439 million in fair value losses on impaired loans (included in “provision for loan losses” on the consolidated statements of income) during the six months ended June 30, 2010 and 2009, respectively, based on the estimated fair value of the underlying collateral.

(b)         The Corporation recorded $3 million and $4 million in fair value losses related to write-downs on nonmarketable equity securities (included in “other noninterest income” on the consolidated statements of income) during the six months ended June 30, 2010 and 2009, respectively, based on the estimated fair value of the funds.  At June 30, 2010 and December 31, 2009, commitments to fund additional investments in nonmarketable equity securities recorded at fair value on a nonrecurring basis totaled approximately $5 million and $3 million, respectively.

(c)          The Corporation recorded $13 million and $10 million in fair value losses related to write-downs of other real estate, based on the estimated fair value of the property, and recognized net gains of $2 million and and net losses of $1 million on sales of other real estate during the six months ended June 30, 2010 and 2009, respectively, (included in “other real estate expense” on the consolidated statements of income).

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in millions)	Amount	Fair Value	Amount	Fair Value

Assets
Cash and due from banks	$816	$816	$774	$774
Interest-bearing deposits with banks	3,409	3,409	4,843	4,843

Loans held-for-sale	31	31	30	30

Total loans, net of allowance for loan losses (a)	39,635	39,638	41,176	41,098

Customers’ liability on acceptances outstanding	24	24	11	11
Nonmarketable equity securities (b)	55	76	57	61
Loan servicing rights	6	6	7	7

Liabilities
Demand deposits (noninterest-bearing)	15,769	15,769	15,871	15,871
Interest-bearing deposits	24,011	24,023	23,794	23,814
Total deposits	39,780	39,792	39,665	39,685

Short-term borrowings	200	200	462	462
Acceptances outstanding	24	24	11	11
Medium- and long-term debt	9,041	8,749	11,060	10,723

Credit-related financial instruments	(94)	(94)	(89)	(89)

(a)          Included $1,099 million and $1,131 million of impaired loans recorded at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009, respectively.

(b)         Included $13 million and $8 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009, respectively.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 3 - Investment Securities

A summary of the Corporation’s investment securities available-for-sale follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in millions)	Cost	Gains	Losses	Fair Value

June 30, 2010
U.S. Treasury and other U.S. government agency securities	$121	$—	$—	$121
Government-sponsored enterprise residential mortgage-backed securities	6,078	187	—	6,265
State and municipal securities (a)	50	—	8	42
Corporate debt securities:
Auction-rate debt securities	54	—	2	52
Other corporate debt securities	1	—	—	1
Equity and other non-debt securities:
Auction-rate preferred securities	622	5	18	609
Money market and other mutual funds	98	—	—	98
Total investment securities available-for-sale	$7,024	$192	$28	$7,188

December 31, 2009
U.S. Treasury and other U.S. government agency securities	$103	$—	$—	$103
Government-sponsored enterprise residential mortgage-backed securities	6,228	51	18	6,261
State and municipal securities (a)	51	—	4	47
Corporate debt securities:
Auction-rate debt securities	156	—	6	150
Other corporate debt securities	50	—	—	50
Equity and other non-debt securities:
Auction-rate preferred securities	711	8	13	706
Money market and other mutual funds	99	—	—	99
Total investment securities available-for-sale	$7,398	$59	$41	$7,416

(a) Primarily auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 3 - Investment Securities (continued)

A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of June 30, 2010 and December 31, 2009 follows:

	Impaired
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses

June 30, 2010
State and municipal securities (a)	$—	$—	$41	$8	$41	$8
Corporate debt securities:
Auction-rate debt securities	52	2	—	—	52	2
Equity and other non-debt securities:
Auction-rate preferred securities	—	—	469	18	469	18
Total impaired securities	$52	$2	$510	$26	$562	$28

December 31, 2009
Government-sponsored enterprise residential mortgage-backed securities	$1,609	$18	$—	$—	$1,609	$18
State and municipal securities (a)	—	—	46	4	46	4
Corporate debt securities:
Auction-rate debt securities	150	6	—	—	150	6
Equity and other non-debt securities:
Auction-rate preferred securities	510	13	—	—	510	13
Total impaired securities	$2,269	$37	$46	$4	$2,315	$41

(a) Primarily auction-rate securities.

Investment securities in an unrealized loss position are reviewed quarterly for possible other-than-temporary impairment (OTTI). If the Corporation intends to sell securities in an unrealized loss position or it is more likely than not that the Corporation will be required to sell the securities prior to recovery of the amortized cost basis, the Corporation would recognize an OTTI impairment loss in “net securities gains” on the consolidated statements of income for the full difference between the amortized cost and the fair value of those securities. If the Corporation does not intend to sell the securities and it is not more likely than not that it will be required to sell the securities prior to recovery of the amortized cost basis, the Corporation would recognize an OTTI loss consisting of the credit loss on the securities only if full collection of the carrying amount of the securities is not expected.  Such OTTI loss would be recognized as “net securities gains” in the consolidated statements of income. Amounts relating to factors other than credit are recorded in other comprehensive income (loss) (OCI).  The Corporation does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 3 - Investment Securities (continued)

At June 30, 2010, the Corporation had 302 securities in an unrealized loss position which had no credit impairment, including 229 auction-rate preferred securities, 40 auction-rate debt securities and 29 state and municipal auction-rate securities. The unrealized losses for these securities resulted from changes in market interest rates and liquidity, not from changes in the probability of collecting the full carrying amount of the securities. The Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

The Corporation does not expect to collect the full carrying amount of seven state and municipal auction-rate securities (a single issuer) and recognized less than $1 million of credit-related OTTI impairment loss in “net securities gains” in the consolidated statements of income and less than $0.5 million of OTTI impairment relating to all other factors in OCI in the six months ended June 30, 2010 for these securities.

Sales, calls and write-downs of investment securities available-for-sale resulted in the following realized gains and losses, computed based on the adjusted cost of the specific security.

	Six Months Ended June 30,
(in millions)	2010	2009

Securities gains	$9	$128
Securities losses	(6)	(2)
Total net securities gains	$3	$126

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized	Fair
June 30, 2010	Cost	Value

Contractual maturity
Within one year	$121	$121
After one year through five years	127	130
After five years through ten years	392	406
After ten years	5,664	5,824
Subtotal	6,304	6,481
Equity and other nondebt securities:
Auction-rate preferred securities	622	609
Money market and other mutual funds	98	98
Total investment securities available-for-sale	$7,024	$7,188

Included in the contractual maturity distribution in the table above were auction-rate securities with a total amortized cost and fair value of $103 million and $93 million, respectively.  Auction-rate securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions.  At each successful auction, the Corporation has the option to sell the security at par value.  Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt.  As a result, the expected life of auction-rate securities may differ significantly from the contractual life.  Also included in the table above were residential mortgage-backed securities with a total amortized cost and fair value of $6,078 million and $6,265 million, respectively.  The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.

At June 30, 2010, investment securities having a carrying value of $4.0 billion were pledged where permitted  or required by law to secure $3.7 billion of liabilities, including public and other deposits, FHLB advances and derivative instruments. This included residential mortgage-backed securities of $2.1 billion pledged with the FHLB to secure advances of $2.1 billion at June 30, 2010.  The remaining pledged securities of $1.9 billion were primarily with state and local government agencies to secure $1.6 billion of deposits and other liabilities.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 4 - Allowance for Credit Losses

The following summarizes the changes in the allowance for loan losses:

	Six Months Ended
	June 30,
(in millions)	2010	2009

Balance at beginning of period	$985	$770

Loan charge-offs:
Domestic
Commercial	114	149
Real estate construction
Commercial Real Estate business line (a)	101	138
Other business lines (b)	3	—
Total real estate construction	104	138
Commercial mortgage
Commercial Real Estate business line (a)	28	39
Other business lines (b)	64	41
Total commercial mortgage	92	80
Residential mortgage	7	4
Consumer	17	18
Lease financing	1	24
International	7	5
Total loan charge-offs	342	418

Recoveries:
Domestic
Commercial	11	8
Real estate construction	7	—
Commercial mortgage	4	2
Residential mortgage	—	—
Consumer	1	1
Lease financing	—	1
International	—	1
Total recoveries	23	13
Net loan charge-offs	319	405
Provision for loan losses	301	515
Balance at end of period	$967	$880

(a) Primarily charge-offs of loans to real estate investors and developers.

(b) Primarily charge-offs of loans secured by owner-occupied real estate.

Changes in the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, are summarized in the following table.

	Six Months Ended
	June 30,
(in millions)	2010	2009

Balance at beginning of period	$37	$38
Less: Charge-offs on lending-related commitments (a)	—	—
Add: Provision for credit losses on lending-related commitments	7	(5)
Balance at end of period	$44	$33

(a) Charge-offs result from the sale of unfunded lending-related commitments.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 4 - Allowance for Credit Losses (continued)

The following presents the carrying value of impaired loans and the related allowance as of June 30, 2010 and December 31, 2009:

(in millions)	June 30, 2010	December 31, 2009
Total nonaccrual loans	$1,098	$1,165
Total reduced-rate loans	23	16
Total nonperforming loans	1,121	1,181
Total performing restructured loans	43	11
Total impaired loans	1,164	1,192
Impaired loans excluded from individual evaluation	(53)	(51)
Individually evaluated impaired loans	$1,111	$1,141

Individually evaluated impaired loans requiring an allowance	$1,053	$1,080
Allowance on individually evaluated impaired loans (a)	$216	$196

(a)          Included allowances of $28 million and $6 million attributable to troubled debt restructurings at June 30, 2010 and December 31, 2009, respectively.

Individually evaluated impaired loans averaged $1,084 million and $1,099 million for the three- and six-month periods ended June 30, 2010, respectively, and $1,050 million and $990 million for the three- and six-month periods ended June 30, 2009, respectively.

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 5 - Derivative and Credit-Related Financial Instruments (continued)

Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. For customer-initiated derivatives, the Corporation attempts to minimize credit risk arising from financial instruments by evaluating the creditworthiness of each counterparty, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary.

For derivatives with dealer counterparties, the Corporation utilizes both counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk.  Master netting arrangements effectively reduce credit risk by permitting settlement, on a net basis, of contracts entered into with the same counterparty.  Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government agencies to collateralize amounts due to either party beyond certain risk limits. At June 30, 2010, counterparties had pledged marketable investment securities to secure approximately 80 percent of the fair value of contracts with bilateral collateral agreements in an unrealized gain position.  For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate.

Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2010 was $148 million, for which the Corporation had pledged collateral of $139 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions.  If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2010, the Corporation would have been required to assign an additional $17 million of collateral to its counterparties.

The Corporation had commitments to purchase $14 million of when-issued investment securities for its trading securities portfolio at June 30, 2010. Outstanding commitments expose the Corporation to both credit and market risk.

Derivative Instruments

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at June 30, 2010 and December 31, 2009.  The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 5 - Derivative and Credit-Related Financial Instruments (continued)

	June 30, 2010			December 31, 2009
		Fair Value (a)			Fair Value (a)
	Notional/	Asset Derivatives	Liability Derivatives	Notional/	Asset Derivatives	Liability Derivatives
(in millions)	Contract Amount (b)	(Unrealized Gains)	(Unrealized Losses)	Contract Amount (b)	(Unrealized Gains)	(Unrealized Losses)
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - cash flow - receive fixed/pay floating	$1,700	$16	$—	$1,700	$30	$—
Swaps - fair value - receive fixed/pay floating	1,600	293	—	1,600	194	—
Total risk management interest rate swaps designated as hedging instruments	3,300	309	—	3,300	224	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	219	1	1	253	—	1
Total risk management purposes	$3,519	$310	$1	$3,553	$224	$1
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	$972	$—	$8	$1,176	$—	$10
Caps and floors purchased	972	7	—	1,176	10	—
Swaps	9,558	307	277	9,744	258	230
Total interest rate contracts	11,502	314	285	12,096	268	240
Energy derivative contracts:
Caps and floors written	818	—	42	869	—	70
Caps and floors purchased	818	42	—	869	70	—
Swaps	514	47	46	599	67	66
Total energy derivative contracts	2,150	89	88	2,337	137	136
Foreign exchange contracts:
Spot, forwards, futures, options and swaps	2,995	57	51	2,023	35	33
Total customer-initiated and other activities	$16,647	$460	$424	$16,456	$440	$409
Total derivatives	$20,166	$770	$425	$20,009	$664	$410

(a) Asset derivatives are included in “accrued income and other assets” and liability derivatives are included in “accrued expenses and other liabilities” in the consolidated balance sheets.  Included in the fair value of derivative assets and liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation.  The fair value of derivative assets included credit valuation adjustments for counterparty credit risk totaling $2 million and $4 million at June 30, 2010 and December 31, 2009, respectively.

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

Risk management fair value interest rate swaps generated net interest income of $20 million and $39 million for the three- and six-month periods ended June 30, 2010, respectively, compared to net interest income of $14 million and $26 million for the three- and six-month periods ended June 30, 2009, respectively.

The net gains (losses) recognized in other noninterest income (i.e., the ineffective portion) in the consolidated statements of income on risk management derivatives designated as fair value hedges of fixed-rate debt was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Interest rate swaps	$(1)	$(1)	$(2)	$(2)

As part of a cash flow hedging strategy, the Corporation entered into predominantly two-year interest rate swap agreements (weighted-average original maturity of 2.2 years) that effectively convert a portion of existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the life of the agreements (currently over the next 9 months). Approximately four percent ($1.7 billion) of the Corporation’s outstanding loans were designated as hedged items to interest rate swap agreements at June 30, 2010. If interest rates, interest yield curves and notional amounts remain at current levels, the Corporation expects to reclassify $8 million of net gains, net of tax, on derivative instruments designated as cash flow hedges from accumulated other comprehensive income (loss) to earnings during the next twelve months due to receipt of variable interest associated with existing and forecasted floating-rate loans.

The net gains (losses) recognized in income and OCI on risk management derivatives designated as cash flow hedges of loans for the three- and six-month periods ended June 30, 2010 and 2009 are displayed in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Interest rate swaps
Gain (loss) recognized in OCI (effective portion)	$1	$(1)	$7	$5
Gain (loss) recognized in other noninterest income (ineffective portion)	—	(1)	(3)	—
Gain reclassified from accumulated OCI into interest and fees on loans (effective portion)	9	9	17	17

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Foreign exchange contracts	$—	$—	$—	$(1)

The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of June 30, 2010 and December 31, 2009.

		Weighted Average
		Remaining
(dollar amounts in millions)	Notional Amount	Maturity (in years)	Receive Rate	Pay Rate (1)
June 30, 2010
Swaps - cash flow - receive fixed/pay floating rate
Variable rate loan designation	$1,700	0.4	5.22%	3.25%
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,600	7.6	5.73	0.91
Total risk management interest rate swaps	$3,300
December 31, 2009
Swaps - cash flow - receive fixed/pay floating rate
Variable rate loan designation	$1,700	0.9	5.22%	3.25%
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,600	8.1	5.73	1.01
Total risk management interest rate swaps	$3,300

(a) Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at June 30, 2010 and December 31, 2009.

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

For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized in “other noninterest income” in the consolidated statements of income net gains of less than $0.5 million in both the three-month periods ended June 30, 2010 and 2009, and $1 million of net gains in both the six-month periods ended June 30, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 5 - Derivative and Credit-Related Financial Instruments (continued)

Fair values of customer-initiated and other derivative instruments represent the net unrealized gains or losses on such contracts and are recorded in the consolidated balance sheets.  Changes in fair value are recognized in the consolidated statements of income. The net gains recognized in income on customer-initiated derivative instruments,  net of the impact of offsetting positions, were as follows.

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain	2010	2009	2010	2009

Interest rate contracts	Other noninterest income	$4	$2	$7	$6
Energy derivative contracts	Other noninterest income	1	1	1	1
Foreign exchange contracts	Foreign exchange income	10	8	19	17
Total		$15	$11	$27	$24

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

	June 30,	December 31,
(in millions)	2010	2009

Unused commitments to extend credit:
Commercial and other	$22,795	$22,451
Bankcard, revolving check credit and home equity loan commitments	1,861	1,917
Total unused commitments to extend credit	$24,656	$24,368

Standby letters of credit	$5,554	$5,652
Commercial letters of credit	102	104
Other credit-related financial instruments	2	—

The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At June 30, 2010 and December 31, 2009, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $44 million and $37 million, respectively.

Unused Commitments to Extend Credit

Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The carrying value of the Corporation’s unused commitments to extend credit totaled $19 million and $20 million, at June 30, 2010 and December 31, 2009, respectively, which was included in the allowance for credit losses on lending-related commitments.

At June 30, 2010 and December 31, 2009, commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings totaled $2 million and $5 million, respectively.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 5 - Derivative and Credit-Related Financial Instruments (continued)

Standby and Commercial Letters of Credit

Standby and commercial letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature.  These contracts expire in decreasing amounts through the year 2019.  The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $341 million and $404 million of the $5.7 billion and $5.8 billion standby and commercial letters of credit outstanding at June 30, 2010 and December 31, 2009, respectively.

The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $75 million at June 30, 2010, including $50 million of deferred fees and $25 million in the allowance for credit losses on lending-related commitments.  At December 31, 2009, the comparable amounts were $70 million, $53 million and $17 million, respectively.

The following table presents a summary of total internally classified watch list standby and commercial letters of credit (generally consistent with regulatory defined special mention, substandard and doubtful) at June 30, 2010 and December 31, 2009.  The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	June 30, 2010	December 31, 2009
Total watch list standby and commercial letters of credit	$327	$432
As a percentage of total outstanding standby and commercial letters of credit	5.8%	7.5%

Other credit-related financial instruments

The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of June 30, 2010 and December 31, 2009, the total notional amount of the credit risk participation agreements was approximately $374 million and $523 million, respectively, and the fair value for each period was a liability of less than $0.5 million, which is included in customer-initiated interest rate contracts recorded in “accrued expenses and other liabilities” on the consolidated balance sheets. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100% default by all obligors on the maximum values, was approximately $15 million and $18 million at June 30, 2010 and December 31, 2009, respectively.  As of June 30, 2010, the credit risk participation agreements had a weighted average remaining maturity for outstanding agreements of 1.9 years.

In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments.  The notional amount of the derivative contract was equivalent to approximately 780 thousand Visa Class B shares. The fair value of the derivative liability was $2 million and less than $0.5 million at June 30, 2010 and December 31, 2009, respectively, included in “accrued expenses and other liabilities” on the consolidated balance sheets.

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

The Corporation has a limited partnership interest in 140 low income housing tax credit/historic rehabilitation tax credit partnerships. These entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities, as the general partner has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.   While the partnership agreements allow the limited partners, through a majority vote, to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause.

The Corporation accounts for its interest in these partnerships on either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement with these entities at June 30, 2010 was limited to the book basis of the Corporation’s investment of approximately $324 million, which includes unused commitments for future investments.

As a limited partner, the Corporation obtains income tax credits and deductions from the operating losses of these low income housing tax credit/historic rehabilitation tax credit partnerships, which are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable.  These income tax credits and deductions are allocated to the funds’ investors based on their ownership percentages. Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other noninterest income” on the consolidated statements of income.   In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund low income housing partnerships ($52 million at June 30, 2010).

The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the six-month periods ended June 30, 2010 and 2009.

The following table summarizes the impact of these VIEs on line items on the Corporation’s consolidated statements of income.

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
Classification in Earnings	2010	2009	2010	2009
Other noninterest income	$(12)	$(11)	$(24)	$(23)
Provision (benefit) for income taxes (a)	(12)	(12)	(24)	(23)

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 7 - Medium- and Long-Term Debt

Medium- and long-term debt are summarized as follows:

(in millions)	June 30, 2010	December 31, 2009

Parent company
Subordinated notes:
4.80% subordinated note due 2015	$338	$325
6.576% subordinated notes due 2037	511	511
Total subordinated notes	849	836

Medium-term notes:
Floating-rate based on LIBOR indices due 2010	150	150
Total parent company	999	986

Subsidiaries
Subordinated notes:
7.125% subordinated note due 2010	—	152
5.70% subordinated note due 2014	282	275
5.75% subordinated notes due 2016	695	678
5.20% subordinated notes due 2017	577	543
8.375% subordinated note due 2024	197	187
7.875% subordinated note due 2026	223	204
Total subordinated notes	1,974	2,039

Medium-term notes:
Floating-rate based on LIBOR indices due 2010 to 2012	1,017	1,982

Federal Home Loan Bank advances:
Floating-rate based on LIBOR indices due 2010 to 2014	5,000	6,000

Other notes:
6.0% - 6.4% fixed-rate notes due 2020	51	53

Total subsidiaries	8,042	10,074
Total medium- and long-term debt	$9,041	$11,060

The carrying value of medium- and long-term debt was adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.

Comerica Bank (the Bank), a subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members.  FHLB advances bear interest at variable rates based on LIBOR and were secured by a blanket lien on $17 billion of real estate-related loans and $2 billion of mortgage-backed investment securities at June 30, 2010.

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 8 - Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges and the change in the accumulated defined benefit and other postretirement plans adjustment.  Total comprehensive income (loss) was $218 million and $(6) million for the six months ended June 30, 2010 and 2009, respectively. The $224 million increase in total comprehensive income for the six months ended June 30, 2010, when compared to the same period in the prior year, resulted primarily from a $135 million after-tax increase in net unrealized gains on investment securities available-for-sale and a $95 million increase in net income.  The following table presents reconciliations of the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
(in millions)	2010	2009
Accumulated net unrealized gains on investment securities available-for-sale:
Balance at beginning of period, net of tax	$11	$131

Net unrealized holding gains arising during the period	149	59
Less: Reclassification adjustment for net gains included in net income	3	126
Change in net unrealized gains (losses) before income taxes	146	(67)
Less: Provision for income taxes	54	(24)
Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax	92	(43)
Balance at end of period, net of tax	$103	$88

Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$18	$30

Net cash flow hedge gains arising during the period	7	5
Less: Reclassification adjustment for net gains included in net income	17	17
Change in net cash flow hedge gains before income taxes	(10)	(12)
Less: Provision for income taxes	(4)	(5)
Change in net cash flow hedge gains, net of tax	(6)	(7)
Balance at end of period, net of tax	$12	$23

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(365)	$(470)
Net defined benefit pension and other postretirement adjustment arising during the period	—	—
Less: Adjustment for amounts recognized as components of net periodic benefit cost during the period	(16)	(27)
Change in defined benefit and other postretirement plans adjustment before income taxes	16	27
Less: Provision for income taxes	6	10
Change in defined benefit and other postretirement plans adjustment, net of tax	10	17
Balance at end of period, net of tax	$(355)	$(453)

Total accumulated other comprehensive loss at end of period, net of tax	$(240)	$(342)

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 9 — Net Income (Loss) per Common Share

Basic and diluted income (loss) from continuing operations per common share and net income (loss) per common share for the three- and six-month periods ended June 30, 2010 and 2009 were computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2010	2009	2010	2009

Basic and diluted
Income from continuing operations	$70	$18	$105	$26
Less:
Preferred stock dividends	—	34	29	67
Redemption discount accretion on preferred stock	—	—	94	—
Income allocated to participating securities	1	—	—	—
Income (loss) from continuing operations attributable to common shares	$69	$(16)	$(18)	$(41)

Net income	$70	$18	$122	$27
Less:
Preferred stock dividends	—	34	29	67
Redemption discount accretion on preferred stock	—	—	94	—
Income allocated to participating securities	1	—	—	—
Net income (loss) attributable to common shares	$69	$(16)	$(1)	$(40)

Basic average common shares	175	149	165	149

Basic income (loss) from continuing operations per common share	$0.40	$(0.11)	$(0.11)	$(0.28)
Basic net income (loss) per common share	$0.40	$(0.11)	$(0.01)	$(0.27)

Basic average common shares	175	149	165	149
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	—	—	—	—
Net effect of the assumed exercise of warrants	3	—	—	—
Diluted average common shares	178	149	165	149

Diluted income (loss) from continuing operations per common share	$0.39	$(0.11)	$(0.11)	$(0.28)
Diluted net income (loss) per common share	$0.39	$(0.11)	$(0.01)	$(0.27)

In 2008, the Corporation issued warrants to the U.S. Department of Treasury (the U.S. Treasury) to purchase 11.5 million shares of common stock at $29.40 per share in connection with the Capital Purchase Program.  In the second quarter 2010, the Corporation registered the warrants with the Securities and Exchange Commission and the U.S. Treasury auctioned the warrants to the public.  The warrants are listed and traded on the New York Stock Exchange.

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 9 — Net Income (Loss) per Common Share (continued)

Diluted income (loss) from continuing operations per common share and net income (loss) per common share consider common stock issuable under the assumed exercise of stock options granted under the Corporation’s stock plans and warrants. Diluted income (loss) from continuing operations attributable to common shares and net income (loss) attributable to common shares are then divided by the total of weighted-average number of common shares and common stock equivalents outstanding during the period, net of nonvested restricted shares.

The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income (loss) per common share because the exercise prices for these options and warrants were greater than the average market price of common shares for the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(shares in millions)	2010	2009	2010	2009

Average shares related to outstanding options and warrants	13.9	28.9	14.4	29.6
Range of exercise prices	$40.32 - $64.50	$21.06 - $64.50	$39.19 - $64.50	$19.00 - $66.81

Due to the net loss from continuing operations attributable to common shares reported for the six months ended June 30, 2010, less than 0.5 million common stock equivalents for options to purchase 5.1 million shares and 2 million of common stock equivalents for warrants to purchase 11.5 million shares were excluded from the computation of diluted net loss from continuing operations per share and diluted net loss per share, as their inclusion would have been anti-dilutive.

Note 10 — Employee Benefit Plans

Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 10 — Employee Benefit Plans (continued)

Qualified Defined Benefit Pension Plan

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009
Service cost	$8	$7	$15	$14
Interest cost	19	17	36	34
Expected return on plan assets	(28)	(25)	(57)	(51)
Amortization of unrecognized prior service cost	2	1	4	3
Amortization of unrecognized net loss	4	9	8	19
Net periodic benefit cost	$5	$9	$6	$19

Non-Qualified Defined Benefit Pension Plan

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009
Service cost	$1	$1	$2	$2
Interest cost	2	3	4	5
Amortization of unrecognized prior service cost	(1)	(1)	(1)	(1)
Amortization of unrecognized net loss	1	4	2	5
Net periodic benefit cost	$3	$7	$7	$11

Postretirement Benefit Plan

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009
Interest cost	$1	$1	$2	$2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized transition obligation	1	1	2	2
Amortization of unrecognized net loss	1	1	1	1
Net periodic benefit cost	$2	$2	$3	$3

For further information on the Corporation’s employee benefit plans, refer to Note 19 to the consolidated financial statements in the Corporation’s 2009 Annual Report.

Note 11 - Income Taxes and Tax-Related Items

The provision (benefit) for federal income taxes is computed by applying the statutory federal income tax rate to income (loss) before income taxes as reported in the consolidated financial statements after deducting non-taxable items, principally income on bank-owned life insurance, and deducting tax credits related to investments in low income housing partnerships. Tax interest, state taxes and foreign taxes are then added to the federal tax provision.

In first quarter 2009, the Corporation applied an estimated annual effective tax rate to interim period pre-tax income (loss) to calculate the income tax provision (benefit) for the quarter, in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods.  The guidance allows for an alternative method to calculate the effective tax rate when an entity is unable to make a reliable estimate of pre-tax income (loss) for the fiscal year.    Under the alternative method, interim period federal income taxes are based on each discrete quarter’s pre-tax income (loss).  In light of the volatility and uncertainty in the economic market, the Corporation applied the alternative method to compute the income tax benefit beginning in the second quarter 2009.

At June 30, 2010, net unrecognized tax benefits were $5 million, compared to net unrecognized tax benefits of $23 million at June 30, 2009.  The decrease in unrecognized tax benefits of $18 million for the six months ended June 30, 2010, when compared to the same period in the prior year, was primarily the result of the recognition of certain anticipated refunds due from the Internal Revenue Service (IRS), offset by the recognition of anticipated settlements with state tax authorities. The Corporation anticipates that it is reasonably possible that settlements of federal and state tax issues will result in a net unrecognized tax benefit of $3 million within the next twelve months. Accrued interest payable was $17 million and $37 million at June 30, 2010 and 2009, respectively.   The decrease in accrued interest of $20 million for the six months ended June 30, 2010, when compared to the same period in the prior year, was primarily the

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 11 - Income Taxes and Tax-Related Items (continued)

result of the settlement of agreed items for certain years related to structured leasing transactions and the recognition of certain anticipated tax refunds from the IRS, offset by the recognition of anticipated settlements with state tax authorities. The amount of interest accrued at June 30, 2010 included interest for unrecognized tax benefits and interest payable to the IRS for tax positions that were settled, but not yet paid.

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

Net deferred tax assets were approximately $225 million at June 30, 2010.  A valuation allowance is provided when it is “more-likely-than-not” that some portion of the deferred tax asset will not be realized. The valuation allowance of $1 million for certain state deferred tax assets was unchanged at June 30, 2010, compared to June 30, 2009.  The Corporation determined that a valuation allowance was not needed against the federal deferred tax assets.  Management’s determination was based on taxable income in the carry-back period, existing taxable temporary differences and anticipated future events.

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

Note 13 — Business Segment Information

The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities.  This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes discontinued operations, the income and expense impact of equity and cash, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at June 30, 2010. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.

For a description of the business activities of each business segment and further information on the methodologies, which form the basis for these results, refer to Note 24 to the consolidated financial statements in the Corporation’s 2009 Annual Report.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 13 — Business Segment Information (continued)

Business segment financial results for the six months ended June 30, 2010 and 2009 are shown in the table below.

			Wealth &
(dollar amounts in millions)	Business	Retail	Institutional
Six Months Ended June 30, 2010	Bank	Bank	Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$692	$265	$87	$(209)	$5	$840
Provision for loan losses	219	52	31	—	(1)	301
Noninterest income	152	86	122	26	2	388
Noninterest expenses	319	314	153	4	11	801
Provision (benefit) for income taxes (FTE)	83	(5)	9	(71)	5	21
Income from discontinued operations, net of tax	—	—	—	—	17	17
Net income (loss)	$223	$(10)	$16	$(116)	$9	$122
Net credit-related charge-offs	$251	$47	$21	$—	$—	$319

Selected average balances:
Assets	$30,949	$6,021	$4,883	$9,379	$5,653	$56,885
Loans	30,633	5,522	4,815	23	(3)	40,990
Deposits	18,413	16,825	2,858	934	95	39,125
Liabilities	18,380	16,787	2,843	11,714	878	50,602
Attributed equity	3,134	617	383	962	1,187	6,283

Statistical data:
Return on average assets (a)	1.44%	(0.11)%	0.67%	N/M	N/M	0.43%
Return on average attributed equity	14.22	(3.19)	8.60	N/M	N/M	(0.05)
Net interest margin (b)	4.55	3.17	3.64	N/M	N/M	3.23
Efficiency ratio	37.78	88.79	75.39	N/M	N/M	65.45

			Wealth &
	Business	Retail	Institutional
Six Months Ended June 30, 2009	Bank	Bank	Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$640	$253	$77	$(199)	$19	$790
Provision for loan losses	429	65	23	—	(2)	515
Noninterest income	142	93	143	143	—	521
Noninterest expenses	313	328	152	12	21	826
Provision (benefit) for income taxes (FTE)	(22)	(21)	17	(26)	(4)	(56)
Loss from discontinued operations, net of tax	—	—	—	—	1	1
Net income (loss)	$62	$(26)	$28	$(42)	$5	$27
Net credit-related charge-offs	$334	$55	$16	$—	$—	$405

Selected average balances:
Assets	$38,507	$6,784	$4,918	$12,511	$2,770	$65,490
Loans	37,638	6,199	4,763	—	(4)	48,596
Deposits	14,436	17,529	2,514	6,224	79	40,782
Liabilities	14,744	17,503	2,506	23,190	393	58,336
Attributed equity	3,350	653	356	1,158	1,637	7,154

Statistical data:
Return on average assets (a)	0.32%	(0.28)%	1.16%	N/M	N/M	0.08%
Return on average attributed equity	3.67	(7.92)	15.96	N/M	N/M	(1.58)
Net interest margin (b)	3.43	2.91	3.20	N/M	N/M	2.63
Efficiency ratio	40.11	94.51	71.84	N/M	N/M	69.66

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

N/M - Not Meaningful

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 13 - Business Segment Information (continued)

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida.  In addition to the four primary geographic markets, Other Markets and International are also reported as market segments.  Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria.  For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at June 30, 2010.

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 13 - Business Segment Information (continued)

Market segment financial results for the six months ended June 30, 2010 and 2009 are shown in the table below.

							Finance
(dollar amounts in millions)					Other		& Other
Six Months Ended June 30, 2010	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$418	$325	$160	$21	$83	$37	$(204)	$840
Provision for loan losses	122	86	16	19	67	(8)	(1)	301
Noninterest income	199	69	43	7	25	17	28	388
Noninterest expenses	368	215	125	21	41	16	15	801
Provision (benefit) for income taxes (FTE)	45	32	22	(4)	(24)	16	(66)	21
Income from discontinued operations, net of tax	—	—	—	—	—	—	17	17
Net income (loss)	$82	$61	$40	$(8)	$24	$30	$(107)	$122
Net credit-related charge-offs	$105	$112	$33	$17	$47	$5	$—	$319

Selected average balances:
Assets	$15,280	$13,090	$6,771	$1,576	$3,494	$1,642	$15,032	$56,885
Loans	15,145	12,886	6,565	1,575	3,210	1,589	20	40,990
Deposits	17,540	11,939	5,137	382	2,085	1,013	1,029	39,125
Liabilities	17,515	11,860	5,126	370	2,120	1,019	12,592	50,602
Attributed equity	1,459	1,337	671	162	345	160	2,149	6,283

Statistical data:
Return on average assets (a)	0.87%	0.92%	1.19%	(1.00)%	1.36%	3.70%	N/M	0.43%
Return on average attributed equity	11.30	9.07	11.98	(9.75)	13.78	38.04	N/M	(0.05)
Net interest margin (b)	4.77	5.08	4.92	2.74	5.26	4.63	N/M	3.23
Efficiency ratio	59.42	54.50	61.36	74.63	40.69	29.81	N/M	65.45

							Finance
					Other		& Other
Six Months Ended June 30, 2009	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$394	$301	$143	$22	$79	$31	$(180)	$790
Provision for loan losses	202	178	36	35	58	8	(2)	515
Noninterest income	221	67	42	6	26	16	143	521
Noninterest expenses	380	217	119	18	44	15	33	826
Provision (benefit) for income taxes (FTE)	3	(13)	11	(11)	(25)	9	(30)	(56)
Income from discontinued operations, net of tax	—	—	—	—	—	—	1	1
Net income (loss)	$30	$(14)	$19	$(14)	$28	$15	$(37)	$27
Net credit-related charge-offs	$153	$146	$19	$35	$48	$4	$—	$405

Selected average balances:
Assets	$18,628	$15,170	$7,933	$1,844	$4,521	$2,113	$15,281	$65,490
Loans	17,844	14,967	7,696	1,849	4,201	2,043	(4)	48,596
Deposits	16,931	10,679	4,348	292	1,472	757	6,303	40,782
Liabilities	17,240	10,598	4,359	283	1,528	745	23,583	58,336
Attributed equity	1,585	1,367	687	167	399	154	2,795	7,154

Statistical data:
Return on average assets (a)	0.32%	(0.19)%	0.48%	(1.53)%	1.26%	1.42%	N/M	0.08%
Return on average attributed equity	3.76	(2.05)	5.56	(16.89)	14.23	19.51	N/M	(1.58)
Net interest margin (b)	4.43	4.05	3.75	2.37	3.83	3.00	N/M	2.63
Efficiency ratio	61.85	58.94	64.17	63.68	45.88	32.36	N/M	69.66

(a) Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.

(b) Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE - Fully Taxable Equivalent

N/M - Not Meaningful

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 14 —Discontinued Operations

In December 2006, the Corporation sold its ownership interest in Munder Capital Management (Munder), an investment advisory subsidiary, to an investor group.  As part of the sale agreement, the Corporation received an interest-bearing contingent note.

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

The components of net income from discontinued operations for the six-month periods ended June 30, 2010 and 2009 are shown in the following table.  There was no income from discontinued operations for the three-month periods ended June 30, 2010 and 2009.

	Six Months Ended June 30,
(in millions, except per share data)	2010	2009
Income from discontinued operations before income taxes	$27	$2
Provision for income taxes	10	1
Net income from discontinued operations	$17	$1

Earnings per common share from discontinued operations:
Basic	$0.10	$0.01
Diluted	0.10	0.01

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Any statements in this report that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “outcome,” “continue,” “remain,” “maintain,” “trend,” “objective” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements.  These forward-looking statements are predicated on the beliefs and assumptions of the Corporation’s management based on information known to the Corporation’s management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation’s management for future or past operations, products or services, and forecasts of the Corporation’s revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation’s management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation’s actual results could differ materially from those discussed.  Factors that could cause or contribute to such differences are further economic downturns, changes in the pace of an economic recovery and related changes in employment levels, changes in real estate values, fuel prices, energy costs or other events that could affect customer income levels or general economic conditions, the effects of recently enacted legislation, actions taken by or proposed by the U.S. Department of Treasury, the Board of Governors of the Federal Reserve System, the Texas Department of Banking and the Federal Deposit Insurance Corporation, legislation enacted in the future, and the impact and expiration of such legislation and regulatory actions, the effects of war and other armed conflicts or acts of terrorism, the effects of natural disasters including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods, the disruption of private or public utilities, the implementation of the Corporation’s strategies and business models, management’s ability to maintain and expand customer relationships, changes in customer borrowing, repayment, investment and deposit practices, management’s ability to retain key officers and employees, changes in the accounting treatment of any particular item, the impact of regulatory examinations, declines or other changes in the businesses or industries in which the Corporation has a concentration of loans, including, but not limited to, the automotive production industry and the real estate business lines, the anticipated performance of any new banking centers, the entry of new competitors in the Corporation’s markets, changes in the level of fee income, changes in applicable laws and regulations, including those concerning taxes, banking, securities and insurance, changes in trade, monetary and fiscal policies, including the interest rate policies of the Board of Governors of the Federal Reserve System, fluctuations in inflation or interest rates, changes in general economic, political or industry conditions and related credit and market conditions, the interdependence of financial service companies and adverse conditions in the stock market. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 11 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, “Item 1A. Risk Factors” beginning on page 67 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and “Item 1A. Risk Factors” beginning on page 71 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.  Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Common Stock Offering and Redemption of Preferred Stock

In the first quarter 2010, the Corporation fully redeemed $2.25 billion of Fixed Rate Cumulative Perpetual Preferred Stock (preferred stock) issued in connection with the U.S. Department of Treasury (U.S. Treasury) Capital Purchase Program.  The redemption was funded by the net proceeds from an $880 million common stock offering completed in the first quarter 2010 and from excess liquidity at the parent company. The redemption resulted in a one-time, non-cash redemption charge of $94 million in the first quarter 2010, reflecting the accelerated accretion of the remaining discount, which reduced diluted earnings per common share by $0.57 for the six-month period ended June 30, 2010.  The total impact of the preferred stock, including the redemption charge, cash dividends of $24 million and non-cash discount accretion of $5 million, was a reduction to diluted earnings per common share of $0.73 for the six-month period ended June 30, 2010.  The only significant non-financial impact of the redemption was the removal of executive compensation rules by the U.S. Treasury.  The executive and legislative branches of the federal government, as well as our primary regulators, may continue to request supplementary reporting.

In the second quarter 2010, the U.S. Treasury sold the related 11.5 million warrants, which grant the right to purchase an equal amount of shares of the Corporation’s common stock at $29.40 per share.  The sale of the warrants by the U.S. Treasury had no impact on the Corporation’s equity.  The warrants remained outstanding at June 30, 2010 and were included in “capital surplus” on the consolidated statements of changes in shareholders’ equity at their original fair value of $124 million.

Results of Operations

Net income for the three months ended June 30, 2010 was $70 million, an increase of $52 million from $18 million reported for the three months ended June 30, 2009.  The increase in net income in the second quarter 2010 compared to the same period in 2009, was primarily due to a $182 million decrease in the provision for credit losses ($186 million decrease in the provision for loan losses, partially offset by a $4 million increase in the provision for credit losses on lending-related commitments), a $29 million decrease in Federal Deposit Insurance Corporation (FDIC) insurance expense, and a $20 million increase in net interest income, partially offset by a $112 decrease in net securities gains.  Net income attributable to common stock was $69 million for the second quarter 2010, compared to a net loss attributable to common stock of $16 million for the same period one year ago.  There were no preferred stock dividends included in net income attributable to common stock for the three months ended June 30, 2010, compared to $34 million of preferred stock dividends included in the net loss attributable to common stock for the same period one year ago. Diluted net income per common share was $0.39 in the second quarter 2010, compared to a diluted net loss per common share of $0.11 for the same period one year ago.

Net income for the first six months of 2010 was $122 million, an increase of $95 million from $27 million reported for the six months ended June 30, 2009.  The increase in net income for the six months ended June 30, 2010 from the comparable 2009 period resulted primarily from a $202 million decrease in the provision for credit losses ($214 million decrease in the provision for loan losses, partially offset by a $12 million increase in the provision for credit losses on lending-related commitments), a $51 million increase in net interest income, decreases of $27 million in FDIC insurance expense and $19 million in employee benefits expense, and a $17 million after-tax gain recognized in “income from discontinued operations” in the first quarter 2010.  These increases were partially offset by a $123 million decrease in net securities gains.  The six-month period ended June 30, 2009 included a reduction of tax interest due to anticipated refunds due from the Internal Revenue Service (IRS) and a $24 million non-taxable gain on the termination of certain leveraged leases which, in addition to the impact of the increase in pre-tax income, resulted in a $78 million increase in the provision for income taxes in the six months ended June 30, 2010, compared to the comparable 2009 period.  After preferred dividends of $123 million, the net loss applicable to common stock was $1 million for the first six months of 2010, compared to a net loss attributable to common stock of $40 million in the same period one year ago.  The diluted net loss per common share, which included the non-cash redemption charge previously discussed, was $0.01 for the first six months of 2010, compared to a diluted net loss per common share of $0.27 for the comparable 2009 period.

2010 Outlook

For full-year 2010, management expects the following, based on an uncertain pace of economic recovery.

•                  Management expects loans to be stable from period-end June 30, 2010 to period-end December 31, 2010.  Investment securities, excluding auction-rate securities, are expected to remain at a level similar to June 30, 2010.

•                  Based on excess liquidity remaining similar to June 30, 2010 through year-end 2010, management expects an average net interest margin between 3.20 percent and 3.30 percent for full-year 2010, reflecting the benefit, compared to 2009, from improved loan pricing and lower funding costs.  No Federal Funds rate increase is assumed.

•                  Management expects net credit-related charge-offs between $600 million and $650 million for full-year 2010. The provision for credit losses is expected to be below net credit-related charge-offs.

•                  Management expects a low to mid single-digit decline in noninterest income compared to 2009, after excluding $243 million of 2009 net securities gains.  Included in the outlook is an estimated $5 million negative impact on service charge income in the second half of 2010 from overdraft policy changes consistent with new regulations issued by the Federal Reserve.

•                  Management expects a low single-digit decrease in noninterest expenses compared to 2009.

•                  Management expects income tax expense to approximate 35 percent of income before income taxes less approximately $60 million of permanent differences related to low-income housing and bank-owned life insurance, partially offset by approximately $5 million of state adjustments.

Net Interest Income

Net interest income was $422 million for the three months ended June 30, 2010, an increase of $20 million compared to $402 million for the same period in 2009.  The increase in net interest income in the second quarter 2010, compared to the same period in 2009, resulted primarily from changes in the funding mix, including a continued shift in funding sources toward lower-cost funds, maturities of higher-cost medium- and long-term debt and improved loan spreads. The “Quarterly Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent” table of this financial review details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended June 30, 2010, compared to the same period in the prior year. On a FTE basis, net interest income increased $20 million to $424 million for the three months ended June 30, 2010, from $404 million for the comparable period in 2009.  Average earning assets decreased $7.7 billion, or 13 percent, to $51.8 billion in the second quarter 2010, compared to $59.5 billion in the second quarter 2009, primarily due to a $7.0 billion, or 15 percent, decrease in average loans to $40.7 billion and a $2.5 billion decrease in investment securities available-for-sale, partially offset by an increase of $1.9 billion in average interest-bearing deposits with the Federal Reserve Bank (FRB). The net interest margin (FTE) for the three months ended June 30, 2010 increased 55 basis points to 3.28 percent, from 2.73 percent for the comparable period in 2009, primarily due to the reasons cited for the increase in net interest income discussed above. The net interest margin was reduced by approximately 23 basis points and eight basis points in the second quarters of 2010 and 2009, respectively, from excess liquidity. Excess liquidity was represented by $3.7 billion and $1.8 billion of average balances deposited with the FRB in the second quarters of 2010 and 2009, respectively, which resulted from strong core deposit growth and declining loans.

Net interest income was $837 million for the six months ended June 30, 2010, an increase of $51 million compared to $786 million for the same period in 2009.  The increase in net interest income in the six months ended 2010, compared to the same period in 2009, was primarily due to the same reasons cited in the quarterly discussion above.  The “Year-to-date Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent” table provides an analysis of net interest income for the first six months of 2010 on a FTE basis, compared to the same period in the prior year. On a FTE basis, net interest income for the six months ended June 30, 2010 was $840 million, compared to $790 million for the same period in 2009, an increase of $50 million.  Average earning assets decreased $8.2 billion, or 14 percent, to $52.4 billion for the six months ended June 30, 2010, compared to $60.6 billion for the same period in the prior year, primarily due to a $7.6 billion, or 16 percent, decrease in average loans, to $41.0 billion, and a $2.6 billion decrease in investment securities available-for-sale, partially offset by an increase of $2.1 billion in average interest-bearing deposits with the FRB.  The net interest margin (FTE) for the six months ended June 30, 2010 increased 60 basis points to 3.23 percent, from 2.63 percent for the same period in 2009, primarily due to the same reasons cited in the quarterly discussion above.  The impact of excess liquidity, as defined above, was a reduction of approximately 24 basis points and seven basis points to the net interest margin (FTE) for the six-month periods ended June 30, 2010 and 2009, respectively.  Refer to the “Supplemental Financial Data” section of this financial review for reconcilements of non-GAAP financial measures.

For further discussion of the effects of market rates on net interest income, refer to the “Market Risk” section of this financial review.

Based on excess liquidity remaining similar to June 30, 2010 through year-end 2010, management expects an average net interest margin between 3.20 percent and 3.30 percent for full-year 2010, reflecting the benefit, compared to 2009, from improved loan pricing and lower funding costs.  No Federal Funds rate increase is assumed.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	June 30, 2010			June 30, 2009
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate
Commercial loans	$20,910	$206	3.95%	$25,657	$225	3.55%
Real estate construction loans	2,987	23	3.13	4,325	32	2.95
Commercial mortgage loans	10,372	109	4.20	10,476	108	4.17
Residential mortgage loans	1,607	22	5.44	1,795	26	5.74
Consumer loans	2,448	22	3.56	2,572	24	3.65
Lease financing	1,108	10	3.72	1,227	8	2.48
International loans	1,240	13	4.07	1,596	16	3.90
Business loan swap income	—	9	—	—	9	—
Total loans	40,672	414	4.07	47,648	448	3.77

Auction-rate securities available-for-sale	816	3	1.19	1,052	4	1.48
Other investment securities available-for-sale	6,446	58	3.71	8,734	100	4.70
Total investment securities available-for-sale	7,262	61	3.41	9,786	104	4.35
Federal funds sold and securities purchased under agreements to resell	1	—	1.35	13	—	0.33
Interest-bearing deposits with banks (a)	3,768	3	0.25	1,876	1	0.28
Other short-term investments	132	—	1.65	199	1	1.88
Total earning assets	51,835	478	3.70	59,522	554	3.75

Cash and due from banks	795			881
Allowance for loan losses	(1,037)			(913)
Accrued income and other assets	4,665			4,766
Total assets	$56,258			$64,256

Money market and NOW deposits	$16,354	13	0.32	$12,304	15	0.49
Savings deposits	1,429	—	0.07	1,354	—	0.11
Customer certificates of deposit	5,927	15	0.92	8,721	55	2.53
Total interest-bearing core deposits	23,710	28	0.45	22,379	70	1.26

Other time deposits	295	1	2.14	5,124	36	2.75
Foreign office time deposits	448	—	0.23	734	—	0.26
Total interest-bearing deposits	24,453	29	0.47	28,237	106	1.50

Short-term borrowings	248	—	0.27	1,010	—	0.20
Medium- and long-term debt	9,571	25	1.04	14,002	44	1.27
Total interest-bearing sources	34,272	54	0.63	43,249	150	1.40

Noninterest-bearing deposits	15,218			12,546
Accrued expenses and other liabilities	1,060			1,308
Total shareholders’ equity	5,708			7,153
Total liabilities and shareholders’ equity	$56,258			$64,256

Net interest income/rate spread (FTE)		$424	3.07		$404	2.35

FTE adjustment		$2			$2

Impact of net noninterest-bearing sources of funds			0.21			0.38
Net interest margin (as a percentage of average earning assets) (FTE) (a)			3.28%			2.73%

(a)

Excess liquidity, represented by average balances deposited with the FRB, reduced the net interest margin by 23 basis points and 8 basis points in the second quarter 2010 and 2009, respectively. Excluding excess liquidity, the net interest margin would have been 3.51% and 2.81% in each respective period. See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

Quarterly Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	June 30, 2010/June 30, 2009
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume (a)	(Decrease)
Loans	$31	$(65)	$(34)
Investment securities available-for-sale	(21)	(22)	(43)
Interest-bearing deposits with banks	—	2	2
Other short-term investments	—	(1)	(1)
Total earning assets	10	(86)	(76)

Interest-bearing deposits	(47)	(30)	(77)
Medium- and long-term debt	(8)	(11)	(19)
Total interest-bearing sources	(55)	(41)	(96)

Net interest income/rate spread (FTE)	$65	$(45)	$20

(a) Rate/Volume variances are allocated to variances due to volume.

Year-to-date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Six Months Ended
	June 30, 2010			June 30, 2009
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate
Commercial loans	$20,961	$411	3.95%	$26,413	$453	3.47%
Real estate construction loans	3,185	48	3.03	4,417	65	2.97
Commercial mortgage loans	10,380	216	4.19	10,454	217	4.19
Residential mortgage loans	1,620	44	5.43	1,821	52	5.70
Consumer loans	2,464	44	3.57	2,573	48	3.72
Lease financing	1,119	21	3.73	1,263	17	2.66
International loans	1,261	25	4.00	1,655	32	3.88
Business loan swap income	—	17	—	—	17	—
Total loans	40,990	826	4.06	48,596	901	3.74

Auction-rate securities available-for-sale	847	5	1.06	1,098	9	1.60
Other investment securities available-for-sale	6,475	118	3.72	8,858	205	4.76
Total investment securities available-for-sale	7,322	123	3.40	9,956	214	4.40

Federal funds sold and securities purchased under agreements to resell	1	—	1.17	35	—	0.32
Interest-bearing deposits with banks (a)	3,944	5	0.25	1,862	2	0.26
Other short-term investments	128	1	1.70	182	2	1.78
Total earning assets	52,385	955	3.67	60,631	1,119	3.73

Cash and due from banks	792			915
Allowance for loan losses	(1,048)			(872)
Accrued income and other assets	4,756			4,816
Total assets	$56,885			$65,490

Money market and NOW deposits	$15,709	25	0.32	$12,319	34	0.56
Savings deposits	1,407	—	0.07	1,316	1	0.14
Customer certificates of deposit	6,049	30	0.97	8,788	113	2.60
Total interest-bearing core deposits	23,165	55	0.48	22,423	148	1.33

Other time deposits	584	9	3.18	5,699	82	2.89
Foreign office time deposits	453	—	0.22	702	1	0.33
Total interest-bearing deposits	24,202	64	0.54	28,824	231	1.62

Short-term borrowings	241	—	0.19	1,682	2	0.26
Medium- and long-term debt	10,169	51	0.99	14,461	96	1.33
Total interest-bearing sources	34,612	115	0.67	44,967	329	1.48

Noninterest-bearing deposits	14,923			11,958
Accrued expenses and other liabilities	1,067			1,411
Total shareholders’ equity	6,283			7,154
Total liabilities and shareholders’ equity	$56,885			$65,490

Net interest income/rate spread (FTE)		$840	3.00		$790	2.25

FTE adjustment		$3			$4

Impact of net noninterest-bearing sources of funds			0.23			0.38
Net interest margin (as a percentage of average earning assets) (FTE) (a)			3.23%			2.63%

(a)

Excess liquidity, represented by average balances deposited with the FRB, reduced the net interest margin by 24 basis points and 7 basis points year-to-date in 2010 and 2009, respectively. Excluding excess liquidity, the net interest margin would have been 3.47% in 2010 and 2.70% in 2009. See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

Year-to-date Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE) (continued)

	Six Months Ended
	June 30, 2010/June 30, 2009
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume (a)	(Decrease)
Loans	$69	$(144)	$(75)
Investment securities available-for-sale	(46)	(45)	(91)
Interest-bearing deposits with banks	—	3	3
Other short-term investments	—	(1)	(1)
Total earning assets	23	(187)	(164)

Interest-bearing deposits	(78)	(89)	(167)
Short term borrowings	(1)	(1)	(2)
Medium- and long-term debt	(24)	(21)	(45)
Total interest-bearing sources	(103)	(111)	(214)

Net interest income/rate spread (FTE)	$126	$(76)	$50

(a) Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments. The provision for loan losses was $126 million for the second quarter 2010, compared to $312 million for the same period in 2009.  The provision for loan losses for the first six months of 2010 was $301 million, compared to $515 million for the same period in 2009.  The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed under the “Credit Risk” subheading in the “Risk Management” section of this financial review.  The decreases of $186 million and $214 million in the provision for loan losses in the three- and six-month periods ended June 30, 2010, respectively, when compared to the same periods in 2009, resulted primarily from broad-based improvements in credit quality metrics. Improvements in credit quality metrics included a decline of $1.1 billion in the Corporation’s watch list loans - generally consistent with regulatory defined special mention, substandard and doubtful (nonaccrual) loans - from December 31, 2009 to June 30, 2010, compared to an increase of $1.7 billion in the same period in 2009.  Additional indicators of improved credit quality included decreases in the rate of inflow to nonaccrual (based on an analysis of nonaccrual loans with book balances greater than $2 million) and in net credit-related charge-offs in the three- and six-month periods ended June 30, 2010, compared to the same periods in the prior year.

The national economy was recovering moderately from mid 2009 until the middle of the second quarter 2010, when economic indicators began showing signs of weaker but sustained growth.  The initial recovery was spurred by the revival of credit and capital markets and massive monetary and budget stimulus.  In early 2010, the private sector began to take the lead as reflected in renewed growth in private payrolls and notable strength in the manufacturing sector. The Michigan economy showed signs of recovering somewhat more slowly than the nation with strength concentrated in manufacturing. The average Michigan Business Activity Index for the first five months of 2010 increased 14 percent from the average for full-year 2009.  The Michigan Business Activity index represents nine different measures of economic activity compiled by the Corporation. The California economy also appears to be lagging the national recovery. The housing sector showed signs of improvement, but ongoing budget problems continued to affect the recovery. The average California Economic Activity Index compiled by the Corporation for the first five months of 2010 increased three percent from the average for full-year 2009.  The California Economic Activity Index equally weights nine, seasonally-adjusted, coincident measures of economic activity.  Texas continued to outperform the national economy in 2010, with notable strength in manufacturing and energy exploration. Reflecting the broadening recovery in Texas, nonfarm payrolls increased at a three percent annual rate over the first five months of the year, slightly above one percent faster than nationally.  Forward-looking indicators suggest that economic conditions in the Corporation’s primary geographic markets are likely to continue to strengthen gradually against a background of moderate national and global expansions.

Total net credit-related charge-offs include net charge-offs on both loans and lending-related commitments.  Net loan charge-offs for the second quarter 2010 decreased $102 million to $146 million, or 1.44 percent of average total loans, compared to $248 million, or 2.08 percent for the second quarter 2009.  The $102 million decrease in net loan charge-offs in the second quarter 2010, compared to the second quarter 2009, consisted primarily of decreases in net loan charge-offs in the Commercial Real Estate ($72 million) and Specialty Businesses ($29 million) business lines, partially offset by an increase in net loan charge-offs in the Middle Market ($19 million) business line. Middle Market net loan charge-offs totaled $71 million in the second quarter 2010, with $26 million attributed to a national specialty group which manages a $500 million loan portfolio which focuses on highly leveraged relationships.  The $72 million decrease in net loan charge-offs in the Commercial Real Estate business line reflected decreases in all markets, with the exception of Texas, which experienced a nominal increase. By geographic market, the decrease in net loan charge-offs in the second quarter 2010, compared to the same period in 2009, consisted primarily of decreases in the Midwest ($48 million), Western ($23 million) and Florida ($16 million) markets.

Net loan charge-offs for the first six months of 2010 were $319 million, compared to $405 million for the same period in 2009.  The $86 million decrease in net loan charge-offs for the first six months of 2010, compared to the same period in 2009, consisted primarily of decreases in net loan charge-offs in the Commercial Real Estate ($61 million), Specialty Businesses ($33 million) and Global Corporate Banking ($17 million) business lines, partially offset by an increase in the Middle Market ($26 million) business line.  By geographic market, net loan charge-offs reflected decreases in net loan charge-offs in the Midwest ($48 million), Western ($34 million) and Florida ($18 million) markets, partially offset by an increase in net loan charge-offs in the Texas market ($14 million).

The provision for credit losses on lending-related commitments was less than $0.5 million and $7 million for the three- and six-month periods ended June 30, 2010, respectively, compared to negative provisions of $4 million and $5 million for the comparable periods in 2009.  The Corporation establishes this provision to maintain an adequate allowance to cover probable credit losses inherent in lending-related commitments, which is discussed under the “Credit Risk” subheading in the “Risk Management” section of this financial review.  The increases for the three- and six-month periods ended June 30, 2010, when compared to the same periods in 2009, resulted primarily from an increase in specific reserves related to standby letters of credit extended to customers in the Midwest market.  There were less than $0.5 million in lending-related commitment charge-offs in the three- and six-month periods ended June 30, 2010 and 2009.

An analysis of allowance for credit losses and nonperforming assets is presented under the “Credit Risk” subheading in the “Risk Management” section of this financial review.

Management expects net credit-related charge-offs between $600 million and $650 million for full-year 2010. The provision for credit losses is expected to be below net credit-related charge-offs.

Noninterest Income

Noninterest income was $194 million for the three months ended June 30, 2010, a decrease of $104 million, or 35 percent, compared to $298 million for the same period in 2009, resulting primarily from a $112 million decline in net securities gains and a $6 million second quarter 2009 gain on the sale of the Corporation’s proprietary defined contribution plan recordkeeping business, partially offset by a $16 million loss on the termination of leveraged leases in the second quarter 2009.  Net securities gains in the second quarter 2009 included $109 million of gains on the sale of mortgage-backed government agency securities.

Noninterest income was $388 million for the first six months of 2010, a decrease of $133 million, or 26 percent, compared to the same period in 2009, due primarily to a $123 million decrease in net securities gains and $8 million of net gains from the termination of certain leveraged leases in the first six months of 2009.  Net securities gains in the first six months of 2009 included $117 million of gains on the sale of mortgage-backed government agency securities.

In November 2009, the FRB issued a final rule under Regulation E which prohibits financial institutions from charging consumers fees for paying overdrafts on electronic transfers, including automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions, effective in the third quarter 2010.

Management expects a low to mid single-digit decline in noninterest income for full-year 2010 compared to 2009, after excluding $243 million of 2009 net securities gains.  Included in the outlook is an estimated $5 million negative impact on service charge income in the second half of 2010 from overdraft policy changes consistent with new regulations issued by the Federal Reserve.

Noninterest Expenses

Noninterest expenses were $397 million for the three months ended June 30, 2010, a decrease of $32 million, or seven percent, from $429 million for the comparable period in 2009.  The decrease in noninterest expenses resulted primarily from decreases in FDIC insurance expense ($29 million), due to the 2009 industry-wide special assessment charge, and employee benefits expense ($8 million), resulting primarily from a decline in defined benefit pension expense ($6 million), partially offset by an increase in salaries expense ($8 million) as a result of annual merit increases and increased share-based compensation expense. The number of full-time equivalent employees declined by approximately 400, or four percent, from June 30, 2009 to June 30, 2010.

Noninterest expenses were $801 million for the first six months of 2010, a decrease of $25 million, or three percent, compared to $826 million for the comparable period in 2009.  The decrease in noninterest expense resulted primarily from decreases in FDIC insurance expense ($27 million) and employee benefits expense ($19 million), resulting primarily from a decline in defined benefit pension expense ($17 million), partially offset by increases in the provision for credit losses on lending-related commitments ($12 million) and salaries expense ($6 million).

The following table summarizes the various components of salaries and employee benefits expense.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Salaries	$179	$171	$348	$342
Employee benefits
Defined benefit pension expense	8	14	13	30
Other employee benefits	37	39	76	78
Total employee benefits	45	53	89	108
Total salaries and employee benefits	$224	$224	$437	$450

Management expects a low single-digit decrease in noninterest expenses for full-year 2010 compared to 2009.

Provision for Income Taxes

The provision for income taxes for the second quarter 2010 was $23 million, compared to a benefit of $59 million for the same period in 2009.  For the six months ended June 30, 2010, the provision for income taxes was $18 million, compared to a benefit of $60 million for the same period in 2009.

In the second quarter 2009, the Corporation elected to change the accounting method used to calculate interim period federal income taxes from an estimated annual effective tax rate method to a method which determines taxes based on each discrete quarter’s pre-tax income. The change in method resulted in an increase of approximately $20 million to the income tax benefit recorded in the second quarter 2009, which represented the adjustment necessary to conform the first quarter 2009 tax provision to the new methodology. The $78 million increase in the provision for income taxes in the six-month period ended June 30, 2010, compared to the same period in the prior year, reflected an increase in income before income taxes, the reduction of tax interest in 2009 due to anticipated refunds due from the Internal Revenue Service (IRS) and a first quarter 2009 $24 million non-taxable gain on the termination of certain leveraged leases.  The $82 million increase in the provision for income taxes in the three-month period ended June 30, 2010, compared to the comparable prior year period, reflected the impact of the change in the method of calculating interim period federal income taxes in addition to the items noted above.  For further information on income taxes, refer to Note 11 to these unaudited consolidated financial statements.

Net deferred tax assets were $225 million at June 30, 2010, compared to $158 million at December 31, 2009, an increase of $67 million, primarily due to a reduction in deferred tax liabilities resulting from payments made to the IRS in 2010 for structured leasing transactions, partially offset by increased deferred tax liabilities resulting from unrealized gains recognized in other comprehensive income at June 30, 2010. A valuation allowance is provided when it is “more-likely-than-not” that some portion of the deferred tax asset will not be realized. The valuation allowance of $1 million for certain state deferred tax assets was unchanged at June 30, 2010, compared to December 31, 2009.  The Corporation determined that a valuation allowance was not needed against the federal deferred tax assets.  Management’s determination was based on taxable income in the carry-back period, existing taxable temporary differences and anticipated future events.

Management expects income tax expense for full-year 2010 to approximate 35 percent of income before income taxes less approximately $60 million of permanent differences related to low-income housing and bank-owned life insurance, partially offset by approximately $5 million of state adjustments.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax, was $17 million for the first six months of 2010, compared to $1 million for the same period in the prior year. The $16 million increase in the first six months of 2010, when compared to the same period in the prior year, resulted from $17 million after-tax gain in the first quarter 2010 from the cash settlement of a note receivable related to the 2006 sale of an investment advisory subsidiary.  For further information on the cash settlement of the note and discontinued operations, refer to Note 14 to these unaudited consolidated financial statements.

Business Segments

The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance Division.  Note 13 to these unaudited consolidated financial statements presents financial results of these business segments for the six months ended June 30, 2010 and 2009. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 13 to these unaudited consolidated financial statements and Note 24 to the consolidated financial statements in the Corporation’s 2009 Annual Report.

The following table presents net income (loss) by business segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2010		2009
Business Bank	$223	97%	$62	96%
Retail Bank	(10)	(4)	(26)	(40)
Wealth & Institutional Management	16	7	28	44
	229	100%	64	100%
Finance	(116)		(42)
Other (a)	9		5
Total	$122		$27

(a) Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division.

The Business Bank’s net income of $223 million increased $161 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  Net interest income (FTE) was $692 million, an increase of $52 million from the comparable prior year period.  The increase in net interest income (FTE) was primarily due to an increase in loan and deposit spreads and the benefit provided by a $4.0 billion increase in average deposits, partially offset by a $7.0 billion decrease in average loans. The provision for loan losses of $219 million decreased $210 million from the comparable period in the prior year, primarily due to a reduction in reserves for Commercial Real Estate (with decreases in all markets, except Texas) and Global Corporate Banking (primarily in the Western market) business lines.  Net credit-related charge-offs of $251 million decreased $83 million from the comparable period in the prior year, primarily due to decreases in charge-offs in the Commercial Real Estate, Specialty Businesses and Global Corporate Banking business line, partially offset by an increase in the Middle Market business line.  Noninterest income of $152 million increased $10 million from the comparable prior year period, primarily due to increases in commercial lending fees ($7 million), letter of credit fees ($5 million) and foreign exchange income ($4 million), partially offset by an $8 million 2009 gain on the termination of certain leveraged leases. Noninterest expenses of $319 million increased $6 million from the same period in the prior year, primarily due to increases in allocated corporate overhead expenses ($11 million) and the provision for credit losses on lending-related commitments ($6 million), partially offset by decreases in FDIC insurance expense ($5 million), due primarily to the 2009 industry-wide special assessment charge, employee benefits expense ($3 million) and nominal decreases in other noninterest expense categories.

The net loss for the Retail Bank was $10 million for the six months ended June 30, 2010, compared to a net loss of $26 million for the six months ended June 30, 2009.  Net interest income (FTE) of $265 million increased $12 million from the comparable period in the prior year, primarily due to an increase in loan and deposit spreads, partially offset by decreases in both average deposits ($704 million) and average loans ($677 million).  The provision for loan losses decreased $13 million from the comparable period in the prior year, due to decreases in reserves in the Personal Banking and Small Business Banking business lines.  Noninterest income of $86 million decreased $7 million from the comparable prior year period, primarily due to a $4 million decline in service charges on deposits. Noninterest expenses of $314 million decreased $14 million from the same period in the prior year, primarily due to decreases in FDIC insurance expense ($10 million), due primarily to the 2009 industry-wide special assessment charge, and employee benefit expense ($4 million), partially offset by an increase in allocated net corporate overhead expenses ($5 million).

Wealth & Institutional Management’s net income of $16 million decreased $12 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  Net interest income (FTE) of $87 million increased $10 million from the comparable period in the prior year, primarily due to the benefit provided by an increase in average deposits ($344 million) and increases in loan and deposit spreads.  The provision for loan losses increased $8 million from the comparable period in the prior year, primarily due to an increase in reserves in the Private Banking business line, primarily in the Florida market.  Noninterest income of $122 million decreased $21 million from the comparable period in the prior year, primarily due to decreases in fiduciary income ($6 million), due primarily to the 2009 sale of the Corporation’s proprietary defined contribution plan recordkeeping business, brokerage fees ($5 million) and a 2009 gain related to the sale of the defined contribution plan recordkeeping business ($6 million).

The net loss for the Finance Division was $116 million for the six months ended June 30, 2010, compared to a net loss of $42 million for the six months ended June 30, 2009. Contributing to the $74 million increase in net loss was a $10 million increase in net interest expense (FTE), primarily due to the Corporation’s internal funds transfer policy. In the current low-rate environment, the Finance Division provided a greater benefit for deposits, particularly noninterest-bearing deposits, to the three major business segments in the first six months of 2010 than was actually realized at the corporate level.  Noninterest income decreased $117 million from the comparable period in the prior year, primarily due to a decline in net securities gains.  Noninterest expenses decreased $8 million from the comparable period in the prior year, primarily due to a decline in FDIC insurance ($7 million), due primarily to the 2009 industry-wide special assessment charge.

The Other category’s net income was $9 million for the six months ended June 30, 2010, compared to $5 million for the six months ended June 30, 2009.  The $4 million increase in net income reflected a $17 million after-tax discontinued operations gain recognized in the first quarter 2010, partially offset by timing differences between when corporate expenses are reflected as a consolidated expense and when the expenses are allocated to the business segments.

Market Segments

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida.  In addition to the four primary geographic markets, Other Markets and International are also reported as market segments.  Note 13 to these unaudited consolidated financial statements contains a description and presents financial results of these market segments for the six months ended June 30, 2010 and 2009.

The following table presents net income (loss) by market segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2010		2009
Midwest	$82	36%	$30	47%
Western	61	26	(14)	(22)
Texas	40	18	19	30
Florida	(8)	(3)	(14)	(22)
Other Markets	24	10	28	44
International	30	13	15	23
	229	100%	64	100%
Finance & Other Businesses (a)	(107)		(37)
Total	$122		$27

(a) Includes discontinued operations and items not directly associated with the market segments.

The Midwest market’s net income increased $52 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Net interest income (FTE) of $418 million increased $24 million from the comparable period in the prior year, primarily due to an increase in loan and deposit spreads, and the benefit provided by a $609 million increase in average deposits, partially offset by a $2.7 billion decrease in average loans.  The provision for loan losses decreased $80 million, primarily due to a reduction in reserves for the Middle Market and Specialty Businesses business lines. Net credit-related charge-offs of $105 million decreased $48 million from the comparable period in the prior year, primarily due to decreases in charge-offs in the Specialty Businesses and Commercial Real Estate business lines.  Noninterest income of $199 million decreased $22 million from the comparable period in the prior year, primarily due to an $8 million 2009 gain on the termination of certain leveraged leases, and decreases in fiduciary income ($6 million), service charges on deposit accounts ($4 million) and brokerage fees ($3 million).  Noninterest expenses of $368 million decreased $12 million from the same period in the prior year, primarily due to decreases in salaries and employee benefits expense ($11 million), FDIC insurance ($9 million), due primarily to the 2009 industry-wide special assessment charge, and smaller decreases in several other noninterest expense categories, partially offset by an increase in the provision for credit losses on lending-related commitments ($7 million) and allocated net corporate overhead expenses ($7 million).

The Western market recorded net income of $61 million for the six months ended June 30, 2010, compared to a net loss of $14 million for the six months ended June 30, 2009. Net interest income (FTE) of $325 million increased $24 million from the comparable prior year period, primarily due to an increase in loan and deposit spreads and the benefit provided by a $1.3 billion increase in average deposits, partially offset by a $2.1 billion decline in average loans. The provision for loan losses decreased $92 million, primarily due to a reduction in reserves in the Global Corporate Banking and Commercial Real Estate (primarily residential real estate developers in California) business lines. Net credit-related charge-offs of $112 million decreased $34 million from the comparable period in the prior year, primarily due to decreases in charge-offs in the Commercial Real Estate and Global Corporate Banking business lines.  Noninterest expenses of $215 million decreased $2 million from the same period in the prior year, primarily due to a $5 million decrease in FDIC insurance, due primarily to the 2009 industry-wide special assessment charge, and nominal decreases in other noninterest expense categories, partially offset by a $6 million increase in allocated net corporate overhead expenses.

The Texas market’s net income increased $21 million to $40 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  Net interest income (FTE) of $160 million increased $17 million from the comparable period in the prior year, primarily due to an increase in loan and deposit spreads and the benefit provided by an increase of $789 million in average deposits, partially offset by a $1.1 billion decline in average loans.  The provision for loan losses decreased $20 million, largely due to decreases in reserves for the Middle Market and Specialty Businesses business lines, partially offset by an increase in the Commercial Real Estate business line.  Net credit-related charge-offs of $33 million increased $14 million from the comparable period in the prior year, primarily due to an increase in charge-offs in the Commercial Real Estate business line.  Noninterest expenses of $125 million increased $6 million from the comparable period in the prior year, primarily due to an increase in allocated net corporate overhead expenses ($4 million).

The net loss for the Florida market was $8 million for the six months ended June 30, 2010, compared to a net loss of $14 million for the six months ended June 30, 2009.  Net interest income (FTE) of $21 million was largely unchanged from the comparable period in the prior year. The provision for loan losses decreased $16 million, primarily due to a reduction in reserves in the Commercial Real Estate and Middle Market business lines, partially offset by an increase in reserves in the Private Banking business line.

The Other Markets’ net income decreased $4 million to $24 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  Net interest income (FTE) of $83 million increased $4 million from the comparable period in the prior year, primarily due to increases in loan and deposit spreads and the benefit provided by a $613 million increase in average deposits, partially offset by a $991 million decrease in average loans. The provision for loan losses increased $9 million, primarily due to an increase in reserves for the Middle Market business line, partially offset by a reduction in reserves for the Commercial Real Estate and Global Corporate Banking business lines.

The International market’s net income increased $15 million to $30 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  Net interest income (FTE) of $37 million increased $6 million from the comparable period in the prior year, primarily due to an increase in loan spreads, partially offset by a $454 million decrease in average loans. The provision for loan losses was a negative provision of $8 million for the six months ended June 30, 2010, compared to a charge of $8 million for the same period in 2009.

The net loss for Finance & Other Businesses was $107 million for the six months ended June 30, 2010, compared to a net loss of $37 million for the six months ended June 30, 2009.  The $70 million increase in net loss was due to the same reasons noted in the Finance Division and Other category discussions under the “Business Segments” heading above.

The following table lists the number of the Corporation’s banking centers by market segment.

	June 30,
	2010	2009
Midwest (Michigan)	217	232
Western:
California	100	98
Arizona	16	13
Total Western	116	111
Texas	93	87
Florida	10	10
International	1	1
Total	437	441

Financial Condition

Total assets were $55.9 billion at June 30, 2010, compared to $59.2 billion at December 31, 2009 and $63.6 billion at June 30, 2009.  Total loans decreased $1.6 billion, or four percent, to $40.6 billion at June 30, 2010 compared to December 31, 2009.  On an average basis, total assets decreased $2.1 billion in the second quarter 2010, compared to the fourth quarter 2009, resulting primarily from a decrease in average total loans of $2.1 billion, or five percent, to $40.7 billion and a decrease in average investment securities available-for-sale of $1.3 billion, primarily due to the fourth quarter 2009 sales of mortgage-backed government agency securities, partially offset by an increase in average interest-bearing deposits with the FRB ($1.3 billion). The decline in average total loans reflected subdued demand from customers in an uncertain economic environment.

As shown in the following tables, average loans declined in nearly all business lines and in all geographic markets in the second quarter 2010, compared to the fourth quarter 2009.

	Three Months Ended
	June 30,	December 31,		Percent
(dollar amounts in millions)	2010	2009	Change	Change

Average Loans By Business Line:
Middle Market	$12,583	$13,239	$(656)	(5)%
Commercial Real Estate	4,997	5,670	(673)	(12)
Global Corporate Banking	4,619	5,185	(566)	(11)
National Dealer Services	3,329	3,085	244	8
Specialty Businesses (a)	4,825	5,110	(285)	(6)
Total Business Bank	30,353	32,289	(1,936)	(6)
Small Business	3,555	3,753	(198)	(5)
Personal Financial Services	1,891	1,980	(89)	(5)
Total Retail Bank	5,446	5,733	(287)	(5)
Private Banking	4,840	4,746	94	2
Total Wealth & Institutional Management	4,840	4,746	94	2
Finance/Other	33	(15)	48	N/M
Total loans	$40,672	$42,753	$(2,081)	(5)%

Average Loans By Geographic Market:
Midwest	$14,959	$15,811	$(852)	(5)%
Western	12,792	13,289	(497)	(4)
Texas	6,428	6,934	(506)	(7)
Florida	1,575	1,613	(38)	(2)
Other Markets	3,294	3,458	(164)	(5)
International	1,591	1,663	(72)	(4)
Finance/Other	33	(15)	48	N/M
Total loans	$40,672	$42,753	$(2,081)	(5)%

(a)	Includes Entertainment, Energy, Leasing, Financial Services Division, Mortgage Banker Finance and Technology and Life Sciences.

N/M - not meaningful

While average loan outstandings declined in the second quarter 2010, the pace of decline continued to slow and the Corporation was encouraged by growth in unfunded loans in the underwriting process.

Management expects loans to be stable from period-end June 30, 2010 to period-end December 31, 2010.  Investment securities, excluding auction-rate securities, are expected to remain at a level similar to June 30, 2010 for the remainder of 2010.

Total liabilities decreased $2.1 billion, or four percent, to $50.1 billion at June 30, 2010, compared to $52.2 billion at December 31, 2009. Total deposits increased $115 million, or less than one percent, to $39.8 billion at June 30, 2010 compared to December 31, 2009.  Core deposits, which exclude other time deposits and foreign office time deposits, increased $1.1 billion, or three percent, from December 31, 2009 to June 30, 2010.  Other time deposits decreased $882 million to $165 million at June 30, 2010, compared to December 31, 2009, primarily due to the maturity of retail brokered certificates of deposit. Medium- and long-term debt decreased $2.0 billion to $9.0 billion at June 30, 2010, compared to December 31, 2009, primarily as a result of the maturity of $1.0 billion of Federal Home Loan Bank advances and $950 million of medium-term notes during the period.  On an average basis, deposits increased $886 million in the second quarter 2010, compared to the fourth quarter 2009, resulting primarily from an increase in core deposits of $2.2 billion, or six percent, to $38.9 billion.

In April 2010, the FDIC adopted an interim rule extending the Transaction Account Guarantee Program (TAGP) through December 31, 2010 for financial institutions that desire to continue TAGP participation.  The Corporation notified the FDIC of its decision to opt-out of the FDIC’s TAGP extension, effective July 1, 2010.  In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) reinstated, for all financial institutions, unlimited deposit insurance on noninterest-bearing accounts for the period from December 31, 2010 through December 31, 2012.  For further discussion of the Financial Reform Act, refer to “The Dodd-Frank Wall Street Reform and Consumer Protection Act” section of this financial review.

Capital

Total shareholders’ equity decreased $1.2 billion to $5.8 billion at June 30, 2010, compared to December 31, 2009, resulting primarily from the first quarter 2010 full redemption of $2.25 billion of preferred stock issued to the U.S. Treasury, partially funded by the net proceeds from an $880 million common stock offering completed in the first quarter 2010.

In the second quarter 2010, the U.S. Treasury sold the related 11.5 million warrants, which granted the right to purchase an equal amount of shares of the Corporation’s common stock at $29.40 per share.  The sale of the warrants by the U.S. Treasury had no impact on the Corporation’s equity.  The warrants remained outstanding at June 30, 2010 and were included in “capital surplus” on the consolidated statements of changes in shareholders’ equity at their original fair value of $124 million.

The following table presents a summary of changes in total shareholders’ equity for the six months ended June 30, 2010.

(in millions)
Balance at January 1, 2010		$7,029
Retention of earnings (net income less cash dividends declared)		66
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$92
Cash flow hedges	(6)
Defined benefit and other postretirement plans	10
Total change in accumulated other comprehensive income (loss)		96
Issuance of common stock, net		849
Redemption of preferred stock		(2,250)
Repurchase of common stock under employee stock plans		(4)
Issuance of common stock under employee stock plans		(3)
Share-based compensation		11
Other		(2)
Balance at June 30, 2010		$5,792

In November 2007, the Board of Directors of the Corporation authorized the purchase up to 10 million shares of Comerica Incorporated outstanding common stock, in addition to the remaining unfilled portion of the November 2006 authorization.  There is no expiration date for the Corporation’s share repurchase program.  As shown in the following table, which summarizes the Corporation’s share repurchase activity, there were no shares purchased as part of the Corporation’s publicly announced repurchase program during the six months ended June 30, 2010.

	Total Number of Shares
	Purchased as Part of Publicly	Remaining Share	Total Number
	Announced Repurchase Plans	Repurchase	of Shares	Average Price
(shares in thousands)	or Programs	Authorization (a)	Purchased (b)	Paid Per Share
Total first quarter 2010	—	12,576	60	$35.28
April 2010	—	12,576	27	43.30
May 2010	—	12,576	28	42.08
June 2010	—	12,576	—	—
Total second quarter 2010	—	12,576	55	42.64
Total year-to-date 2010	—	12,576	115	$38.83

(a)	Maximum number of shares that may yet be purchased under the publicly announced plans or programs.
(b)

Includes shares purchased as part of publicly announced repurchase plans or programs, shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for grant prices and/or taxes related to stock option exercises and restricted stock vesting under the terms of an employee share-based compensation plan.

Risk-based regulatory capital standards are designed to make regulatory capital requirements more sensitive to differences in credit risk profiles among bank holding companies and to account for off-balance sheet exposure.  Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. As shown in the table below, the tangible common equity and Tier 1 common capital ratios increased primarily due to the common stock offering completed in the first quarter 2010.  The Tier 1 and total risk-based capital ratios reflect the full redemption of preferred stock, partially offset by the common stock issuance discussed above.

In July 2010, the Financial Reform Act was signed into law, which prohibits holding companies with more than $15 billion in assets from including trust preferred securities in Tier 1 capital, with a phase-in period of three years, beginning on January 1, 2013.  At June 30, 2010, the Corporation had $500 million of trust preferred securities outstanding that added an estimated 82 basis points to the Corporation’s Tier 1 capital ratio.  For further discussion of the Financial Reform Act, refer to “The Dodd-Frank Wall Street Reform and Consumer Protection Act” section of this financial review.

The Corporation’s capital ratios exceeded minimum regulatory requirements as follows:

	June 30, 2010		December 31, 2009
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (a) (b)	$5,876	9.79%	$5,058	8.18%
Tier 1 risk-based (4.00% - minimum) (b)	6,371	10.61	7,704	12.46
Total risk-based (8.00% - minimum) (b)	9,003	15.00	10,468	16.93
Leverage (3.00% - minimum) (b)	6,371	11.35	7,704	13.25
Tangible common equity (a)	5,636	10.11	4,720	7.99

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
(b)	June 30, 2010 capital and ratios are estimated.

At June 30, 2010, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (Tier 1 risk-based capital, total risk-based capital and leverage ratios greater than six percent, 10 percent and five percent, respectively).

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

For collateral-dependent impaired loans, updated appraisals are obtained at least annually unless conditions dictate increased frequency.  Appraisals on impaired construction loans are generally based on “as is” collateral values. In certain circumstances, the Corporation may believe that the highest and best use of the collateral, and thus the most advantageous exit strategy, requires completion of the construction project. In these situations, the Corporation uses an “as-developed” appraisal to evaluate alternatives. However, the “as-developed” collateral value is appropriately adjusted to reflect the cost to complete the construction project and to prepare the property for sale. Between appraisals the Corporation may reduce the collateral value based upon the age of the appraisal and adverse developments in market conditions.

Loans which do not meet the criteria to be evaluated individually are evaluated in homogeneous pools of loans with similar risk characteristics.  The allowance for all other business loans is determined by applying standard reserve factors to the pool of business loans within each internal risk rating.  Internal risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by the Corporation’s senior management. Standard reserve factors for the loans within each risk rating are updated quarterly and are based on estimated probabilities of default and loss given default, incorporating factors such as recent charge-off experience, current economic conditions and trends, changes in collateral values of properties securing loans, and trends with respect to past due and nonaccrual amounts. The standard reserve factors are supported by underlying analysis, including information on migration and loss given default studies from each of the three largest domestic geographic markets (Midwest, Western and Texas), as well as mapping to publicly available debt ratings. Incremental reserves may be established to cover losses in industries and/or portfolios experiencing elevated loss levels. On a limited basis, the Corporation uses data annually from Standard & Poor’s (S&P) publicly available debt ratings to determine the level of probability of default for loans that are considered to have strong credit quality and are assigned the best internal risk ratings. To ensure the use of probability of default based on S&P debt ratings is appropriate, the Corporation compares the assigned internal risk ratings of borrowers that have public debt outstanding to their publicly available S&P debt rating for consistency.  The Corporation has sufficient default experience and is able to generate its own probability of default metrics on the remainder of the loan portfolio.  The Corporation uses its own loss given default experience to determine the overall expected loss measure.

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

The total allowance for loan losses is sufficient to absorb incurred losses inherent in the total loan portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance. Inclusion of other industry-specific portfolio exposures in the allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in the need for additional provision for loan losses in order to maintain an allowance that complies with credit risk and accounting policies. The allowance for loan losses was

$967 million at June 30, 2010, compared to $985 million at December 31, 2009, a decrease of $18 million, or two percent. The decrease resulted primarily from broad-based improvements in credit quality metrics including a decline of $1.1 billion in the Corporation’s watch list loans - generally consistent with regulatory defined special mention, substandard and doubtful (nonaccrual) loans - from December 31, 2009 to June 30, 2010. The decreases in the allowance for loan losses consisted of decreases in the Commercial Real Estate (primarily the Western and Texas markets) and Global Corporate Banking business lines, partially offset by an increase in specific and incremental allowances for the Middle Market business line (primarily Other Markets and the Western market). The allowance for loan losses as a percentage of total period-end loans was 2.38 percent at June 30, 2010, compared to 2.34 percent at December 31, 2009. Nonperforming loans of $1.1 billion at June 30, 2010 decreased $60 million, or five percent, compared to $1.2 billion at December 31, 2009. As noted above, all large nonperforming loans are individually reviewed each quarter for potential charge-offs and reserves.  Charge-offs are taken as amounts are determined to be uncollectible.  A measure of the level of charge-offs already taken on nonperforming loans is the current book balance as a percentage of the contractual amount owed.  At June 30, 2010, nonperforming loans were charged-off to 55 percent of the contractual amount, compared to 56 percent at December 31, 2009.  This level of write-downs is consistent with losses experienced on defaulted loans in the first six months of 2010 and in recent years. The allowance as a percentage of total nonperforming loans, a ratio which results from the actions noted above, was 86 percent at June 30, 2010, compared to 83 percent at December 31, 2009.  The Corporation’s loan portfolio is heavily composed of business loans, which, in the event of default, are typically carried on the books at fair value as nonperforming assets for a longer period of time than are consumer loans, which are generally fully charged off when they become nonperforming, resulting in a lower nonperforming loan allowance coverage.

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

The allowance for credit losses on lending-related commitments was $44 million at June 30, 2010, an increase of $7 million from $37 million at December 31, 2009. The increase resulted primarily from an increase in specific reserves related to standby letters of credit extended to customers in the Midwest market.

Nonperforming assets at June 30, 2010 were $1.2 billion, compared to $1.3 billion at December 31, 2009, and are summarized in the following table.

	June 30,	December 31,
(in millions)	2010	2009
Nonaccrual loans:
Commercial	$239	$238
Real estate construction:
Commercial Real Estate business line (a)	385	507
Other business lines (b)	4	4
Total real estate construction	389	511
Commercial mortgage:
Commercial Real Estate business line (a)	135	127
Other business lines (b)	257	192
Total commercial mortgage	392	319
Residential mortgage	53	50
Consumer	11	12
Lease financing	11	13
International	3	22
Total nonaccrual loans	1,098	1,165
Reduced-rate loans	23	16
Total nonperforming loans	1,121	1,181
Foreclosed property	93	111
Total nonperforming assets	$1,214	$1,292

Nonperforming loans as a percentage of total loans	2.76%	2.80%
Nonperforming assets as a percentage of total loans and foreclosed property	2.98	3.06
Allowance for loan losses as a percentage of total nonperforming loans	86	83
Loans past due 90 days or more and still accruing	$115	$101
Loans past due 90 days or more and still accruing as a percentage of total loans	0.28%	0.24%

(a) Primarily loans to real estate investors and developers.

(b) Primarily loans secured by owner-occupied real estate.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2010	March 31, 2010	December 31, 2009
Nonaccrual loans at beginning of period	$1,145	$1,165	$1,194
Loans transferred to nonaccrual (a)	199	245	266
Nonaccrual business loan gross charge-offs (b)	(143)	(174)	(217)
Loans transferred to accrual status (a)	—	—	—
Nonaccrual business loans sold (c)	(47)	(44)	(10)
Payments/Other (d)	(56)	(47)	(68)
Nonaccrual loans at end of period	$1,098	$1,145	$1,165

(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$143	$174	$217
Performing watch list loans (as defined below)	1	—	—
Consumer and residential mortgage loans	14	10	15
Total gross loan charge-offs	$158	$184	$232
(c) Analysis of loans sold:
Nonaccrual business loans	$47	$44	$10
Performing watch list loans (as defined below)	15	12	1
Total loans sold	$62	$56	$11

(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property. Excludes business loan gross charge-offs and business nonaccrual loans sold.

The following table presents the number of nonaccrual loan relationships and balance by size of relationship at June 30, 2010.

(dollar amounts in millions)	Number of
Nonaccrual Relationship Size	Relationships	Balance

Under $2 million (a)	994	$245
$2 million - $5 million	65	203
$5 million - $10 million	32	222
$10 million - $25 million	24	358
Greater than $25 million	2	70
Total loan relationships at June 30, 2010	1,117	$1,098

(a) For nonaccrual balances under $2 million, number of relationships is represented by the number of borrowers.

There were 22 loan relationships with balances greater than $2 million, totaling $199 million, transferred to nonaccrual status in the second quarter 2010, a decrease of $46 million from $245 million in the first quarter 2010.  Of the transfers to nonaccrual in the second quarter 2010, $118 million were from the Middle Market business line (including $46 million and $35 million from the Midwest and Other Markets, respectively), $33 million were from the Commercial Real Estate business line and $30 million were from Private Banking. There were eight loan relationships greater than $10 million, totaling $132 million, transferred to nonaccrual in the second quarter 2010, of which $82 million and $20 million were to companies in the Middle Market and Private Banking business lines, respectively.

In the second quarter of 2010, the Corporation sold $47 million of nonaccrual business loans at prices approximating carrying value plus reserves, which were substantially all from the Commercial Real Estate business line.

The following table presents a summary of nonaccrual loans at June 30, 2010 and loan relationships transferred to nonaccrual and net loan charge-offs for the three months ended June 30, 2010, based primarily on the Standard Industrial Classification (SIC) industry categories.

			Three Months Ended June 30, 2010
(dollar amounts in millions)	June 30, 2010		Loans Transferred to		Net Loan Charge-Offs
Industry Category	Nonaccrual Loans		Nonaccrual (a)		(Recoveries)
Real Estate	$616	56%	$77	39%	$59	41%
Services	88	8	10	5	15	10
Retail Trade	64	6	—	—	8	6
Residential Mortgage	53	5	—	—	5	3
Manufacturing	51	5	8	4	9	6
Wholesale Trade	38	3	22	11	6	4
Holding & Other Invest. Co.	26	2	6	3	2	1
Automotive Supplier	25	2	10	5	1	1
Contractors	24	2	30	15	14	9
Information	24	2	—	—	2	1
Hotels, etc.	23	2	16	8	—	—
Transportation & Warehousing	18	2	20	10	15	10
Natural Resources	12	1	—	—	—	—
Entertainment	10	1	—	—	3	2
Finance	9	1	—	—	1	1
Other (b)	17	2	—	—	6	5
Total	$1,098	100%	$199	100%	$146	100%

(a)	Based on an analysis of nonaccrual loan relationships with book balances greater than $2 million.
(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, is included in the “Other” category.

At June 30, 2010, troubled debt restructurings totaled $99 million, of which $56 million were included in nonperforming loans ($33 million nonaccrual loans and $23 million reduced-rate loans) and $43 million were included in performing loans.  Performing restructured loans included $31 million of commercial loans (primarily in the Middle Market business line) and $12 million of commercial mortgage loans (across several business lines) at June 30, 2010.  At December 31, 2009, troubled debt restructurings totaled $34 million, including $11 million performing restructured loans, $7 million nonaccrual loans and $16 million reduced-rate loans.

Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process that is expected to result in repayment or restoration to current status.  Loans past due 90 days or more and still accruing increased $14 million, to $115 million at June 30, 2010, compared to $101 million at December 31, 2009 and are summarized in the following table. Loans past due 30-89 days decreased $184 million to $338 million at June 30, 2010, compared to $522 million at December 31, 2009.

Loans past due 90 days or more and still accruing are summarized in the following table.

	June 30,	December 31,
(in millions)	2010	2009
Commercial	$31	$10
Real estate construction	27	30
Commercial mortgage	27	31
Residential mortgage	17	15
Consumer	13	13
International	—	2
Total loans past due 90 days or more and still accruing	$115	$101

The following table presents a summary of total internally classified watch list loans (generally consistent with regulatory defined special mention, substandard and doubtful loans).  Watch list loans that meet certain criteria are subjected to quarterly credit quality reviews and the allowance for loan losses includes reserves for such loans. The $1.1 billion decrease in total watch list loans, compared to December 31, 2009, is reflected in the decrease in the allowance for loan losses in the same period.

(dollar amounts in millions)	June 30, 2010	March 31, 2010	December 31, 2009
Total watch list loans	$6,651	$7,502	$7,730
As a percentage of total loans	16.4%	18.4%	18.3%

The following table presents a summary of foreclosed property by property type.

(in millions)	June 30, 2010	March 31, 2010	December 31, 2009
Construction, land development and other land	$43	$45	$62
Single family residential properties	16	15	16
Multi-family residential properties	2	2	3
Other non-land, nonresidential properties	32	27	30
Total foreclosed property	$93	$89	$111

At June 30, 2010, foreclosed property totaled $93 million and consisted of approximately 200 properties, compared to $111 million and approximately 210 properties at December 31, 2009.

The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	June 30, 2010	March 31, 2010	December 31, 2009

Foreclosed property at beginning of period	$89	$111	$109
Acquired in foreclosure	32	9	34
Write-downs	(3)	(10)	(17)
Foreclosed property sold	(25)	(21)	(15)
Foreclosed property at end of period	$93	$89	$111

At June 30, 2010, there were 9 foreclosed properties with carrying values greater than $2 million, totaling $38 million, a decrease of $23 million when compared to 13 foreclosed properties totaling $61 million at December 31, 2009.  Of the foreclosed properties with balances greater than $2 million at June 30, 2010, $25 million were in the Commercial Real Estate business line ($15 million in the Western market).  At June 30, 2010, March 31, 2010 and December 31, 2009, there were no foreclosed properties with a carrying value greater than $10 million.

Commercial and Residential Real Estate Lending

The following table summarizes the Corporation’s commercial real estate loan portfolio by loan category as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
(in millions)	2010	2009
Real estate construction loans:
Commercial Real Estate business line (a)	$2,345	$2,988
Other business lines (b)	429	473
Total real estate construction loans	$2,774	$3,461
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,971	$1,824
Other business lines (b)	8,347	8,633
Total commercial mortgage loans	$10,318	$10,457

(a) Primarily loans to real estate investors and developers.

(b) Primarily loans secured by owner-occupied real estate.

The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $13.1 billion at June 30, 2010, of which $4.3 billion, or 33 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to residential real estate investors and developers.  The remaining $8.8 billion, or 67 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans.

The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio.  The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

	June 30, 2010							December 31, 2009
	Location of Property
(dollar amounts in millions)					Other		% of		% of
Project Type:	Western	Michigan	Texas	Florida	Markets	Total	Total	Total	Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$175	$26	$35	$58	$24	$318	14%	$500	17%
Land development	96	20	86	12	30	244	10	305	10
Total residential	271	46	121	70	54	562	24	805	27
Other construction:
Multi-family	189	—	245	107	123	664	29	774	27
Retail	158	71	333	48	30	640	27	759	25
Multi-use	114	34	10	24	10	192	8	242	8
Office	79	5	61	14	20	179	8	252	8
Commercial	1	15	42	—	—	58	2	70	2
Land development	8	9	2	—	—	19	1	36	1
Other	29	—	—	—	2	31	1	50	2
Total	$849	$180	$814	$263	$239	$2,345	100%	$2,988	100%

Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Single family	$15	$3	$16	$10	$39	$83	4%	$41	2%
Land carry	52	52	28	40	11	183	9	216	12
Total residential	67	55	44	50	50	266	13	257	14
Other commercial mortgage:
Multi-family	54	65	159	126	63	467	25	411	22
Retail	138	86	1	24	87	336	17	292	16
Office	122	57	47	11	21	258	13	194	11
Land carry	110	64	12	13	15	214	11	241	13
Multi-use	105	—	26	—	76	207	10	236	13
Commercial	61	34	13	—	27	135	7	126	7
Other	16	11	8	—	53	88	4	67	4
Total	$673	$372	$310	$224	$392	$1,971	100%	$1,824	100%

Residential real estate development outstandings of $828 million at June 30, 2010 decreased $234 million, or 22 percent, from $1.1 billion at December 31, 2009.  Net credit-related charge-offs in the Commercial Real Estate business line totaled $121 million for the first six months of 2010, including $52 million in the Western market (residential real estate development business), $26 million in the Midwest market and $24 million in the Texas market.

The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience.  However, the significant and sudden decline in residential real estate activity that began in late 2008 in the Western, Florida and Midwest markets proved extremely difficult for many of the smaller residential real estate developers. Of the $2.3 billion of real estate construction loans in the Commercial Real Estate business line, $385 million were on nonaccrual status at June 30, 2010, including single family projects totaling $146 million (primarily in the Western and Florida markets) and residential land development projects totaling $109 million (primarily in the Western and Texas markets).  Real estate construction loan net charge-offs in the Commercial Real Estate business line totaled $93 million for the six months ended June 30, 2010, including $36 million from single family projects (primarily the Western, Other Markets and Florida markets), $20 million from multi-use projects (primarily the Texas and Western markets) and $18 million from residential land development projects (primarily the Texas market).

The commercial mortgage loan portfolio totaled $10.3 billion at June 30, 2010 and included $8.3 billion of primarily owner-occupied commercial mortgage loans. Commercial mortgage loans in the Commercial Real Estate business line totaled $2.0 billion and included $135 million of nonaccrual loans at June 30, 2010, which consisted primarily of residential land carry, single family and nonresidential land carry projects ($41 million, $32 million and $30 million, respectively). Commercial mortgage loan net charge-offs in the Commercial Real Estate business line totaled $28 million for the six months ended June 30, 2010, primarily from residential land carry and multi-family projects ($10 million and $7 million, respectively).

Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.4 billion at June 30, 2010.  Residential mortgages totaled $1.6 billion at June 30, 2010, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers.  Of the $1.6 billion of residential mortgage loans outstanding, $53 million were on nonaccrual status at June 30, 2010.  The home equity portfolio totaled $1.8 billion at June 30, 2010, of which $1.6 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $234 million consisted of closed-end home equity loans.  Of the $1.8 billion of home equity loans outstanding, $6 million were on nonaccrual status at June 30, 2010.  A substantial majority of the home equity portfolio was secured by junior liens.

The following table summarizes the Corporation’s residential mortgage and home equity loan portfolio by geographic market as of June 30, 2010.

	June 30, 2010
	Residential	% of	Home	% of
(dollar amounts in millions)	Mortgage Loans	Total	Equity Loans	Total
Geographic market:
Midwest	$645	41%	$1,082	61%
Western	497	31	468	27
Texas	247	15	158	9
Florida	216	13	49	3
Other Markets	1	—	4	—
Total	$1,606	100%	$1,761	100%

The Corporation rarely originates residential real estate loans with a loan-to-value ratio above 100 percent at origination, has no sub-prime mortgage programs and does not originate payment-option adjustable-rate mortgages or other nontraditional mortgages that allow negative amortization. A significant majority of residential mortgage originations are sold in the secondary market. The residential real estate portfolio is principally located within the Corporation’s primary geographic markets. The economic recession and significant declines in home values in the Western, Florida and Midwest markets following the financial market turmoil beginning in the fall of 2008 adversely impacted the residential real estate portfolio.  At June 30, 2010, the Corporation estimated that, of the $17 million total residential mortgage loans past due 90 days or more and still accruing interest, approximately $2 million exceeded 90 percent of the current value of the underlying collateral, based on S&P/Case-Shiller home price indices.  To account for this exposure, the Corporation factors changes in home values into estimated loss ratios for residential real estate loans, using index-based estimates by major metropolitan area, resulting in an increased allowance allocated for residential real estate loans when home values decline. Additionally, to mitigate increasing credit exposure due to depreciating home values, the Corporation periodically reviews home equity lines of credit and makes line reductions or converts outstanding balances at line maturity to closed-end, amortizing loans when necessary.

Shared National Credits

Shared National Credit (SNC) loans are facilities greater than $20 million shared by three or more federally supervised financial institutions that are reviewed by regulatory authorities at the agent bank level.  The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans (approximately 1,000 borrowers at June 30, 2010) totaled $7.7 billion at June 30, 2010, a decline of $1.4 billion from $9.1 billion at December 31, 2009.  SNC net loan charge-offs totaled $22 million and $62 million for the three- and six-month periods ended June 30, 2010, respectively. Nonaccrual SNC loans decreased $51 million to $243 million during the six months ended June 30, 2010, from $294 million at December 31, 2009. SNC loans, diversified by both business line and geographic market, comprised approximately 19 percent and 20 percent of total loans at June 30, 2010 and December 31, 2009, respectively.  SNC loans are held to the same credit underwriting standards as the remainder of the loan portfolio and face similar credit challenges, primarily driven by residential real estate development.

Automotive Lending

Loans to borrowers involved with automotive production totaled approximately $906 million at June 30, 2010, compared to $941 million at December 31, 2009.  Loans in the National Dealer Services business line totaled $3.6 billion and $3.3 billion at June 30, 2010 and December 31, 2009, respectively. Of the $3.6 billion of outstanding loans in the National Dealer Services business line at June 30, 2010, approximately $2.3 billion, or 63 percent, were to foreign franchises, $814 million, or 23 percent, were to domestic franchises and $504 million, or 14 percent, were to other.  Other dealer loans include obligations where a primary franchise was indeterminable, such as loans to large public dealership consolidators and rental car, leasing, heavy truck and recreation vehicle companies.

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

The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, looking at both 12 and 24 month time horizons, using simulation modeling analysis as its principal risk management evaluation technique. The results of these analyses provide the information needed to assess the balance sheet structure. Changes in economic activity, whether domestic or international, different from those management included in its simulation analyses could translate into a materially different interest rate environment than currently expected. Management evaluates a base case net interest income under an unchanged interest rate environment and what is believed to be the most likely balance sheet structure.  This base case net interest income is then evaluated against non-parallel interest rate scenarios that gradually increase and decrease rates approximately 200 basis points in a linear fashion from the base case over twelve months (but decrease to no lower than zero percent).  Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of a 25 basis point drop, to zero percent, while the rising interest rate scenario reflects a gradual 200 basis point rise. In addition, consistent with each interest rate scenario, adjustments to asset prepayment levels, yield curves, and overall balance sheet mix and growth assumptions are made. These assumptions are inherently uncertain and, as a result, the model may not precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of changes in interest rate, market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Existing derivative instruments entered into for risk management purposes are included in these analyses, but no additional hedging is forecasted.

The table below, as of June 30, 2010 and December 31, 2009, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above. The sensitivity from December 31, 2009 to June 30, 2010 was essentially unchanged, as changes in funding mix offset the impact from the first quarter 2010 full redemption of $2.25 billion of preferred stock issued to the U.S. Treasury.

	June 30, 2010		December 31, 2009
(dollar amounts in millions)	Amount	%	Amount	%

Sensitivity on net interest income to changes in interest rates:
+200 basis points	$73	4%	$74	4%
- 25 basis points (to zero percent)	(13)	(1)	(13)	(1)

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

The table below, as of June 30, 2010 and December 31, 2009, displays the estimated impact on the economic value of equity from a 200 basis point immediate parallel increase or decrease in interest rates (but decrease to no lower than zero percent).  Similar to the simulation analysis above, due to the current low level of interest rates, the economic value of equity analyses below reflect an interest rate scenario of an immediate 25 basis point drop, to zero percent, while the rising interest rate scenario reflects an immediate 200 basis point rise.  The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2009 and June 30, 2010 was primarily driven by changes in the Corporation’s mortgage-backed securities portfolio mix and forecasted prepayments, which modestly reduce balance sheet sensitivity to rising rates.

	June 30, 2010		December 31, 2009
(dollar amounts in millions)	Amount	%	Amount	%

Sensitivity of economic value of equity to changes in interest rates:
+200 basis points	$298	3%	$329	3%
- 25 basis points (to zero percent)	(96)	(1)	(91)	(1)

Wholesale Funding

The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. At June 30, 2010, the Corporation held excess liquidity, represented by $3.3 billion deposited with the FRB. The Corporation may access the purchased funds market when necessary, which includes certificates of deposit issued to institutional investors in denominations in excess of $100,000 and to retail customers in denominations of less than $100,000 through brokers (“other time deposits” on the consolidated balance sheets), foreign office time deposits and short-term borrowings.  Purchased funds totaled $849 million at June 30, 2010, compared to $2.1 billion at December 31, 2009.  Capacity for incremental purchased funds at June 30, 2010, consisted largely of federal funds purchased, brokered certificates of deposits and securities sold under agreements to repurchase. In addition, the Corporation is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB.  As of June 30, 2010, the Corporation had $5.0 billion of outstanding borrowings from the FHLB with remaining maturities ranging from 3 months to 4 years. Another source of funding, if needed, would be liquid assets, which totaled $7.5 billion at June 30, 2010, compared to $7.7 billion at December 31, 2009, including cash and due from banks, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with the FRB and other banks, other short-term investments and unencumbered investment securities available-for-sale. Additionally, the Corporation could issue up to $13.8 billion of debt at June 30, 2010 under an existing $15 billion medium-term senior note program which allows its principal banking subsidiary to issue debt with maturities between one and 30 years.

Other Market Risks

Certain components of the Corporation’s noninterest income, primarily fiduciary income, are at risk to fluctuations in the market values of underlying assets, particularly equity and debt securities. Other components of noninterest income, primarily brokerage fees, are at risk to changes in the volume of market activity.

At June 30, 2010, the Corporation had a $55 million portfolio of investments in indirect private equity and venture capital funds, with commitments of $23 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable and are included in “accrued income and other assets” on the consolidated balance sheets. The investments are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value.

For further discussion of market risk, see Note 5 to these unaudited consolidated financial statements and pages 52-59 in the Corporation’s 2009 Annual Report.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was signed into law.  The Financial Reform Act provides for, among other matters, increased regulatory supervision and examination of financial institutions, the imposition of more stringent capital requirements on financial institutions and increased regulation of derivatives and hedging transactions.  Provided below is an overview of key elements of the Financial Reform Act relevant to the Corporation. Most of the provisions contained in the Financial Reform Act will be effective immediately upon enactment; however, many have delayed effective dates. Implementation of the Financial Reform Act will require many new mandatory and discretionary rules to be made by federal regulatory agencies over the next several years.  The estimates of the impact on the Corporation discussed below are based on the limited information currently available and, given the uncertainty of the timing and scope of the impact, are subject to change until final rulemaking is complete.

•                  Interest on Demand Deposits: Allows interest on commercial demand deposits, which could lead to increased cost of commercial demand deposits, depending on the interplay of interest, deposit credits and service charges.

•                  TAG Extension: Provides unlimited deposit insurance on noninterest-bearing accounts from December 31, 2010 to December 31, 2012. Assuming the same assessment rate as the current program, applied to first quarter 2010 deposit levels, the estimated annual cost is approximately $14 million.

•                  Deposit Insurance: Changes the definition of assessment base from domestic deposits to net assets (average consolidated total assets less average tangible equity), increases the deposit insurance fund’s minimum reserve ratio and permanently increases general deposit insurance coverage from $100,000 to $250,000. Assuming no change to the current assessment rate, applied to first quarter 2010 net assets, the estimated increase in annual FDIC fees is approximately $17 million.

•                  Derivatives: Allows continued trading of foreign exchange and interest rate derivatives. Requires banks to shift energy, uncleared commodities and agriculture derivatives to a separately capitalized subsidiary within their holding company. Directly impacts client-driven energy derivatives business (approximately $1 million in annual revenue, based on full-year 2010 estimates).

•                  Interchange Fee: Limits debit card transaction processing fees that card issuers can charge to merchants. Current estimated annual revenue, based on full-year 2010 estimates, from debit card PIN and signature-based interchange fees of $7 million and $31 million, respectively, could decrease.

•                  Trust Preferred Securities: Prohibits holding companies with more than $15 billion in assets from including trust preferred securities as Tier 1 capital, and allows for a phase-in period of three years, beginning on January 1, 2013. At June 30, 2010, the Corporation had $500 million of trust preferred securities outstanding that added an estimated 82 basis points to the Corporation’s Tier 1 capital ratio.

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation’s 2009 Annual Report, as updated in Note 1 to these unaudited consolidated financial statements. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2009, the most critical of these significant accounting policies were the policies related to allowance for credit losses, valuation methodologies, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages 60-65 in the Corporation’s 2009 Annual Report.

As discussed above, the Financial Reform Act is expected to impact certain fee categories, including fees in the Corporation’s Retail Bank business segment. The ultimate impact of the Financial Reform Act is subject to interpretation and will remain uncertain until final rulemaking is complete. Given the uncertainty of the timing and scope of the estimated impact, the Corporation has concluded that the accounting policy related to goodwill requires classification as a critical accounting policy, effective July, 2010. There have been no events since the annual test performed in the third quarter 2009 that would indicate that it is more likely than not that goodwill had become impaired.

Below is the additional critical accounting policy for goodwill reflecting the results of the most recent annual test performed as of the third quarter 2009.  As of the date of this report, the Corporation does not believe there are any other material changes in the nature or categories of the critical accounting policies or estimates and assumptions from those discussed in the Corporation’s 2009 Annual Report.

Goodwill

Goodwill is the value attributed to unidentifiable intangible elements in acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment.  The Corporation conducts its evaluation of goodwill impairment in the third quarter each year and on an interim basis if events or changes in circumstances between annual tests indicate the assets might be impaired.  Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below.

The goodwill impairment test is a two-step test. The first step of the goodwill impairment test compares the estimated fair value of the Corporation’s identified reporting units with their carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the estimated fair value of the reporting unit is less than the carrying value, the second step must be performed to determine the implied fair value of the reporting unit’s goodwill and the amount of goodwill impairment, if any.

Estimating the fair value of reporting units is a subjective process involving the use of estimates and judgments, particularly related to future cash flows of the reporting units, discount rates (including market risk premiums) and market multiples. The fair values of the reporting units were determined using a blend of two commonly used valuation techniques, the market approach and the income approach. The Corporation gives consideration to both valuation techniques, as either technique can be an indicator of value.  For the market approach, valuations of reporting units were based on an analysis of relevant price multiples in market trades in industries similar to the reporting unit. Market trades do not consider a control premium associated with an acquisition or a sale transaction. For the income approach, estimated future cash flows and terminal value (value at the end of the cash flow period, based on price multiples) were discounted.  The discount rate was based on the imputed cost of equity capital appropriate for each reporting unit.  Material assumptions used in the valuation models included the comparable public company price multiples used in the terminal value, future cash flows and the market risk premium component of the discount rate. Due to the general uncertainty and depressed earning capacity in the financial services industry as of the measurement date, the Corporation concluded that the valuation under the income approach more clearly reflected the long-term future earning capacity of the reporting units, rather than the valuation under the market approach, and thus gave greater weight to the income approach.

Four reporting units of the Corporation contain goodwill: one reporting unit in the Business Bank, the Retail Bank (a single reporting unit), and two reporting units in Wealth and Institutional Management. At the conclusion of the first step of the goodwill impairment test performed in the third quarter 2009, the estimated fair values of all reporting units substantially exceeded their carrying amounts, including goodwill, with the exception of the Retail Bank, which had a fair value that exceeded carrying value by five percent.

As of June 30, 2010, approximately $47 million of the Corporation’s consolidated goodwill of $150 million was associated with the Retail Bank.  Given the result of the goodwill impairment test performed as of the third quarter 2009, the goodwill of the Retail Bank may be particularly sensitive to further deterioration in economic conditions, such as unemployment rates and home prices, which could impact assumptions associated with credit losses, loan growth and deposit gathering. In addition, potential legislative and regulatory changes could affect fee-based revenue.  Economic conditions impact our assumptions related to imputed cost of equity capital, loss rates, interest and growth rates.  Therefore, deterioration in economic conditions may cause the fair value of the Retail Bank to fall below the carrying value, resulting in a goodwill impairment charge. Any such charge would not affect the Corporation’s regulatory capital ratios, tangible common equity ratio or liquidity position.

Supplemental Financial Data

The following tables provide a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2010	2009	2010	2009
Net interest income (FTE)	$424	$404	$840	$790
Less:
Interest earned on excess liquidity (a)	2	1	5	2
Net interest income (FTE), excluding excess liquidity	$422	$403	$835	$788

Average earning assets	$51,835	$59,522	$52,385	$60,631
Less:
Average net unrealized gains on investment securities available-for-sale	80	239	71	226
Average earning assets for net interest margin (FTE)	51,755	59,283	52,314	60,405
Less:
Excess liquidity (a)	3,719	1,833	3,905	1,823
Average earning assets for net interest margin (FTE), excluding excess liquidity	$48,036	$57,450	$48,409	$58,582

Net interest margin (FTE)	3.28%	2.73%	3.23%	2.63%
Net interest margin (FTE), excluding excess liquidity	3.51	2.81	3.47	2.70

Impact of excess liquidity on net interest margin (FTE)	(0.23)	(0.08)	(0.24)	(0.07)

	June 30, 2010	December 31, 2009
Tier 1 capital (b) (c)	$6,371	$7,704
Less:
Fixed rate cumulative perpetual preferred stock	—	2,151
Trust preferred securities	495	495
Tier 1 common capital (c)	$5,876	$5,058
Risk-weighted assets (b) (c)	$60,037	$61,815
Tier 1 common capital ratio (c)	9.79%	8.18%

Total shareholders’ equity	$5,792	$7,029
Less:
Fixed rate cumulative perpetual preferred stock	—	2,151
Goodwill	150	150
Other intangible assets	6	8
Tangible common equity	$5,636	$4,720
Total assets	$55,885	$59,249
Less:
Goodwill	150	150
Other intangible assets	6	8
Tangible assets	$55,729	$59,091
Tangible common equity ratio	10.11%	7.99%

(a) Excess liquidity represented by interest earned on and average balances deposited with the FRB.

(b) Tier 1 capital and risk-weighted assets as defined by regulation.

(c) June 30, 2010 Tier 1 capital and risk-weighted assets are estimated.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures for the current period can be found in the “Market Risk” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ITEM 1A.  Risk Factors

Other than as set forth below, there has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2009 in response to Part I, Item 1A. of such Form 10-K, other than as amended in our Form 10-Q for the quarterly period ended March 31, 2010 in response to Part II, Item 1A. of such Form 10-Q. Such risk factors are incorporated herein by reference.

Below we amend the following risk factor discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010:

Recently enacted legislation, actions recently taken by or proposed by the United States Department of Treasury, the Federal Deposit Insurance Corporation, the Federal Reserve Bank or other governmental entities, and legislation enacted in the future subject or may subject the Corporation to increased regulation, and the impact and expiration of such legislation and regulatory actions may adversely affect the Corporation.

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

On October 14, 2008, the FDIC announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act. As a result of this regulatory initiative, the FDIC implemented the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). The DGP guaranteed all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continued through October 31, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or December 31, 2012 (or June 30, 2012 for debt issued prior to April 1, 2009). As of June 30, 2010, the Corporation had no senior unsecured debt outstanding under the DGP. The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA and the Helping Families Save Their Homes Act, respectively. The limits are presently scheduled to return to $100,000 on January 1, 2014. The TAGP coverage became effective on October 14, 2008 and continued for the Corporation until June 30, 2010.  In April 2010, the FDIC adopted an interim rule extending the TAGP through December 31, 2010 for financial institutions that desire to continue TAGP participation.  The Corporation notified the FDIC of its decision to opt-out of the FDIC’s TAGP extension, effective July 1, 2010.  The impact of such decision on the Corporation’s deposit levels cannot be reliably determined at this time.

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

The programs and regulations established or to be established under the EESA and Capital Purchase Program may have adverse effects upon the Corporation. It may face increased regulation of the financial services industry. Compliance with such regulation may increase the Corporation’s costs and limit its ability to pursue business opportunities. Also, participation in specific programs may subject the Corporation to additional restrictions. For example, due to the Corporation’s participation in the Capital Purchase Program, the Corporation issued a warrant to purchase 11,479,592 million of its common shares at an exercise price of $29.40 per share.  The potential dilutive impact of the warrant may have an adverse effect on the market price of its common stock.  On March 17, 2010, the Corporation fully redeemed the preferred stock previously issued to the U.S. Treasury under the Capital Purchase Program; however, the Corporation elected to not repurchase the warrant.  On May 12, 2010, the U.S. Treasury sold the warrants for $16.00 per warrant.  The sale by the U.S. Treasury had no impact on the Corporation’s equity and the warrants remain outstanding and are included in paid in capital.  The Corporation’s participation in the TAGP required the payment of additional insurance premiums to the FDIC through June 30, 2010, in addition to the FDIC’s regular and special assessments. The effects of such recently enacted legislation and regulatory actions on the Corporation cannot reliably be determined at this time. Moreover, as some of the legislation and regulatory actions previously implemented in response to the recent financial crisis expire, the impact of the conclusion of these programs on the financial sector and on the economic recovery is unknown. Any delay in the economic recovery or a continuation or worsening of current financial market conditions could adversely affect the Corporation.

Recently, the Federal Reserve adopted amendments to its Regulation E that were effective on July 1, 2010. The changes affect the circumstances when the Corporation will be able to charge its clients overdraft fees.

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

On July 21, 2010, the Financial Reform Act was signed into law.  The Financial Reform Act provides for, among other matters, increased regulatory supervision and examination of financial institutions, the imposition of more stringent capital requirements on financial institutions and increased regulation of derivatives and hedging transactions.  As portions of the Financial Reform Act are implemented, the Corporation will continue to monitor and evaluate its impact on the operations of the Corporation and its subsidiaries.

We can neither predict when or whether future regulatory or legislative reforms will be enacted nor what their contents will be. The impact of any future legislation or regulatory actions on the Corporation’s businesses or operations cannot be reliably determined at this time, and such impact may adversely affect the Corporation.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For information regarding the Corporation’s share repurchase activity, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital,” which is incorporated herein by reference.

ITEM 6.  Exhibits

(3.1(a))

Restated Certificate of Incorporation of Comerica Incorporated (as amended) (filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-10706, and incorporated herein by reference).

(3.1(b))

Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-4, filed December 1, 2000, File No. 333-51042, and incorporated herein by reference).

(3.1(c))	Certificate of Designation for Series B Fixed Rate Cumulative Preferred Stock.

(3.1(d))	Certificate of Elimination for Series C Participating Preferred Stock.

(3.1(e))

Certificate of Designations for Series F Preferred Stock (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated November 13, 2008, regarding U.S. Department of Treasury’s Capital Purchase Program, and incorporated herein by reference).

(3.1(f))

Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated (relating to Article Sixth) (filed as Exhibit 4.1(d) to Registrant’s Registration Statement on Form S-8 filed June 2, 2010, File No. 333-167261, and incorporated herein by reference).

(3.2)

Amended and Restated Bylaws of Comerica Incorporated (amended and restated May 20, 2008) (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated May 20, 2008, regarding the Registrant’s Bylaws, and incorporated herein by reference).

(4)

[Reference is made to Exhibits 3.1(a), 3.1(b), 3.1(c), 3.1(d), 3.1(e), 3.1(f) and 3.2 in respect of instruments defining the rights of security holders. In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.]

(4.1)

Warrant Agreement, dated May 6, 2010, between the registrant and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated May 7, 2010, and incorporated herein by reference).

(4.2)	Form of Warrant (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated May 7, 2010, and incorporated herein by reference).

(10.1)

Restrictive Covenants and General Release Agreement by and between Joseph J. Buttigieg, III and Comerica Incorporated dated April 23, 2010 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 23, 2010, regarding Mr. Buttigieg’s retirement, and incorporated herein by reference).

(10.2)

Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 27, 2010, regarding actions taken by the shareholders at the annual meeting, and incorporated herein by reference).

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

(101)

Financial statements from Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. †

†              As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Marvin J. Elenbaas
Marvin J. Elenbaas
Senior Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer of the Registrant)

Date: July 30, 2010

EXHIBIT INDEX

Exhibit
No.	Description

3.1(a)

Restated Certificate of Incorporation of Comerica Incorporated (as amended) (filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-10706, and incorporated herein by reference).

3.1(b)

Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-4, filed December 1, 2000, File No. 333-51042, and incorporated herein by reference).

3.1(c)	Certificate of Designation for Series B Fixed Rate Cumulative Preferred Stock.

3.1(d)	Certificate of Elimination for Series C Participating Preferred Stock.

3.1(e)

Certificate of Designations for Series F Preferred Stock (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated November 13, 2008, regarding U.S. Department of Treasury’s Capital Purchase Program, and incorporated herein by reference).

3.1(f)

Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated (relating to Article Sixth) (filed as Exhibit 4.1(d) to Registrant’s Registration Statement on Form S-8 filed June 2, 2010, File No. 333-167261, and incorporated herein by reference).

3.2

Amended and Restated Bylaws of Comerica Incorporated (amended and restated May 20, 2008) (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated May 20, 2008, regarding the Registrant’s Bylaws, and incorporated herein by reference).

4

[Reference is made to Exhibits 3.1(a), 3.1(b), 3.1(c), 3.1(d), 3.1(e), 3.1(f) and 3.2 in respect of instruments defining the rights of security holders. In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.]

4.1

Warrant Agreement, dated May 6, 2010, between the registrant and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated May 7, 2010, and incorporated herein by reference).

4.2	Form of Warrant (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated May 7, 2010, and incorporated herein by reference).

10.1

Restrictive Covenants and General Release Agreement by and between Joseph J. Buttigieg, III and Comerica Incorporated dated April 23, 2010 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 23, 2010, regarding Mr. Buttigieg’s retirement, and incorporated herein by reference).

10.2

Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 27, 2010, regarding actions taken by the shareholders at the annual meeting, and incorporated herein by reference).

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101

Financial statements from Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. †

†           As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.