Form 10-Q
period 2010-09-30
COMERICA INC /NEW/
filed 2010-10-29
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

$5 par value common stock:

Outstanding as of October 25, 2010: 176,491,636 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Comerica Incorporated and Subsidiaries

	September 30,	December 31,	September 30,
(in millions, except share data)	2010	2009	2009
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$863	$774	$799

Federal funds sold and securities purchased under agreements to resell	100	—	—
Interest-bearing deposits with banks	3,031	4,843	2,219
Other short-term investments	115	138	142

Investment securities available-for-sale	6,816	7,416	8,882

Commercial loans	21,432	21,690	22,546
Real estate construction loans	2,444	3,461	3,870
Commercial mortgage loans	10,180	10,457	10,380
Residential mortgage loans	1,586	1,651	1,679
Consumer loans	2,403	2,511	2,544
Lease financing	1,053	1,139	1,197
International loans	1,182	1,252	1,355
Total loans	40,280	42,161	43,571
Less allowance for loan losses	(957)	(985)	(953)
Net loans	39,323	41,176	42,618

Premises and equipment	639	644	657
Customers’ liability on acceptances outstanding	13	11	12
Accrued income and other assets	4,104	4,247	4,261
Total assets	$55,004	$59,249	$59,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$15,763	$15,871	$13,888

Money market and NOW deposits	17,288	14,450	13,556
Savings deposits	1,363	1,342	1,331
Customer certificates of deposit	5,723	6,413	7,466
Other time deposits	—	1,047	2,801
Foreign office time deposits	494	542	572
Total interest-bearing deposits	24,868	23,794	25,726
Total deposits	40,631	39,665	39,614

Short-term borrowings	179	462	425
Acceptances outstanding	13	11	12
Accrued expenses and other liabilities	1,085	1,022	1,252
Medium- and long-term debt	7,239	11,060	11,252
Total liabilities	49,147	52,220	52,555

Fixed rate cumulative perpetual preferred stock, series F, no par value, $1,000 liquidation value per share:
Authorized - 2,250,000 shares at 12/31/09 and 9/30/09
Issued - 2,250,000 shares at 12/31/09 and 9/30/09	—	2,151	2,145
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 203,878,110 shares at 9/30/10, 178,735,252 shares at 12/31/09 and 9/30/09	1,019	894	894
Capital surplus	1,473	740	738
Accumulated other comprehensive loss	(238)	(336)	(361)
Retained earnings	5,171	5,161	5,205
Less cost of common stock in treasury - 27,394,831 shares at 9/30/10, 27,555,623 shares at 12/31/09 and 27,620,576 shares at 9/30/09	(1,568)	(1,581)	(1,586)
Total shareholders’ equity	5,857	7,029	7,035
Total liabilities and shareholders’ equity	$55,004	$59,249	$59,590

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Comerica Incorporated and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2010	2009	2010	2009

INTEREST INCOME
Interest and fees on loans	$399	$444	$1,223	$1,343
Interest on investment securities	55	64	177	276
Interest on short-term investments	2	3	8	7
Total interest income	456	511	1,408	1,626

INTEREST EXPENSE
Interest on deposits	27	89	91	320
Interest on short-term borrowings	—	—	—	2
Interest on medium- and long-term debt	25	37	76	133
Total interest expense	52	126	167	455
Net interest income	404	385	1,241	1,171
Provision for loan losses	122	311	423	826
Net interest income after provision for loan losses	282	74	818	345

NONINTEREST INCOME
Service charges on deposit accounts	51	59	159	172
Fiduciary income	38	40	115	123
Commercial lending fees	22	21	66	58
Letter of credit fees	19	18	56	50
Card fees	15	13	43	37
Foreign exchange income	8	10	28	30
Bank-owned life insurance	9	8	26	26
Brokerage fees	6	7	18	24
Net securities gains	—	107	3	233
Other noninterest income	18	32	60	83
Total noninterest income	186	315	574	836

NONINTEREST EXPENSES
Salaries	187	171	535	513
Employee benefits	47	51	136	159
Total salaries and employee benefits	234	222	671	672
Net occupancy expense	40	40	120	119
Equipment expense	15	15	47	46
Outside processing fee expense	23	24	69	74
Software expense	22	21	66	61
FDIC insurance expense	14	15	47	75
Legal fees	9	8	26	25
Other real estate expense	7	10	24	26
Litigation and operational losses	2	3	5	7
Provision for credit losses on lending-related commitments	(6)	2	1	(3)
Other noninterest expenses	42	39	127	123
Total noninterest expenses	402	399	1,203	1,225
Income (loss) from continuing operations before income taxes	66	(10)	189	(44)
Provision (benefit) for income taxes	7	(29)	25	(89)
Income from continuing operations	59	19	164	45
Income from discontinued operations, net of tax	—	—	17	1
NET INCOME	59	19	181	46
Less:
Preferred stock dividends	—	34	123	101
Income allocated to participating securities	—	1	—	1
Net income (loss) attributable to common shares	$59	$(16)	$58	$(56)

Basic earnings per common share:
Income (loss) from continuing operations	$0.34	$(0.10)	$0.24	$(0.38)
Net income (loss)	0.34	(0.10)	0.34	(0.37)

Diluted earnings per common share:
Income (loss) from continuing operations	0.33	(0.10)	0.24	(0.38)
Net income (loss)	0.33	(0.10)	0.34	(0.37)

Cash dividends declared on common stock	9	7	26	22
Cash dividends declared per common share	0.05	0.05	0.15	0.15

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Comerica Incorporated and Subsidiaries

					Accumulated
		Common Stock			Other			Total
	Preferred	Shares		Capital	Comprehensive	Retained	Treasury	Shareholders’
(in millions, except per share data)	Stock	Outstanding	Amount	Surplus	Loss	Earnings	Stock	Equity

BALANCE AT DECEMBER 31, 2008	$2,129	150.5	$894	$722	$(309)	$5,345	$(1,629)	$7,152
Net income	—	—	—	—	—	46	—	46
Other comprehensive loss, net of tax	—	—	—	—	(52)	—	—	(52)
Total comprehensive loss								(6)
Cash dividends declared on preferred stock	—	—	—	—	—	(114)	—	(114)
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	—	(22)	—	(22)
Purchase of common stock	—	(0.1)	—	—	—	—	(1)	(1)
Accretion of discount on preferred stock	16	—	—	—	—	(16)	—	—
Net issuance of common stock under employee stock plans	—	0.7	—	(13)	—	(34)	43	(4)
Share-based compensation	—	—	—	25	—	—	—	25
Other	—	—	—	4	—	—	1	5
BALANCE AT SEPTEMBER 30, 2009	$2,145	151.1	$894	$738	$(361)	$5,205	$(1,586)	$7,035

BALANCE AT DECEMBER 31, 2009	$2,151	151.2	$894	$740	$(336)	$5,161	$(1,581)	$7,029
Net income	—	—	—	—	—	181	—	181
Other comprehensive income, net of tax	—	—	—	—	98	—	—	98
Total comprehensive income								279
Cash dividends declared on preferred stock	—	—	—	—	—	(38)	—	(38)
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	—	(26)	—	(26)
Purchase of common stock	—	(0.1)	—	—	—	—	(4)	(4)
Issuance of common stock	—	25.1	125	724	—	—	—	849
Redemption of preferred stock	(2,250)	—	—	—	—	—	—	(2,250)
Redemption discount accretion on preferred stock	94	—	—	—	—	(94)	—	—
Accretion of discount on preferred stock	5	—	—	—	—	(5)	—	—
Net issuance of common stock under employee stock plans	—	0.3	—	(11)	—	(8)	16	(3)
Share-based compensation	—	—	—	24	—	—	—	24
Other	—	—	—	(4)	—	—	1	(3)
BALANCE AT SEPTEMBER 30, 2010	$—	176.5	$1,019	$1,473	$(238)	$5,171	$(1,568)	$5,857

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2010	2009
OPERATING ACTIVITIES
Net income	$181	$46
Income from discontinued operations, net of tax	17	1
Income from continuing operations, net of tax	164	45
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	423	826
Provision for credit losses on lending-related commitments	1	(3)
Provision (benefit) for deferred income taxes	(4)	(126)
Depreciation and software amortization	94	91
Net gain on early termination of leveraged leases	—	(8)
Share-based compensation expense	24	25
Net amortization (accretion) of securities	14	(5)
Net securities gains	(3)	(233)
Net gain on sales of businesses	—	(5)
Gain on repurchase of medium- and long-term debt	—	(7)
Contribution to qualified pension plan	—	(100)
Excess tax benefits from share-based compensation arrangements	(1)	—
Net decrease in trading securities	14	12
Net decrease in loans held-for-sale	9	4
Net decrease in accrued income receivable	12	60
Net increase (decrease) in accrued expenses	16	(217)
Other, net	215	(244)
Discontinued operations, net	17	1
Net cash provided by operating activities	995	116

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	149	5,704
Proceeds from maturities and redemptions of investment securities available-for-sale	1,397	1,896
Purchases of investment securities available-for-sale	(775)	(7,010)
Sales of Federal Home Loan Bank stock	123	82
Net decrease in loans	1,350	6,164
Proceeds from early termination of leveraged leases	—	107
Net increase in fixed assets	(65)	(54)
Net (increase) decrease in customers’ liability on acceptances outstanding	(2)	2
Proceeds from sales of businesses	—	7
Net cash provided by investing activities	2,177	6,898

FINANCING ACTIVITIES
Net increase (decrease) in deposits	917	(2,195)
Net decrease in short-term borrowings	(283)	(1,324)
Net increase (decrease) in acceptances outstanding	2	(2)
Proceeds from issuance of medium- and long-term debt	298	—
Repayments of medium- and long-term debt	(2,101)	(3,675)
Redemptions of medium- and long-term debt	(2,165)	(72)
Proceeds from issuance of common stock	849	—
Redemption of preferred stock	(2,250)	—
Proceeds from issuance of common stock under employee stock plans	4	—
Excess tax benefits from share-based compensation arrangements	1	—
Purchase of common stock for treasury	(4)	(1)
Dividends paid on common stock	(25)	(65)
Dividends paid on preferred stock	(38)	(85)
Net cash used in financing activities	(4,795)	(7,419)
Net decrease in cash and cash equivalents	(1,623)	(405)
Cash and cash equivalents at beginning of period	5,617	3,423
Cash and cash equivalents at end of period	$3,994	$3,018
Interest paid	$180	$470
Income taxes, tax deposits and tax-related interest paid	$48	$232
Noncash investing and financing activities:
Loans transferred to other real estate	$83	$82

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 1 - Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2009.

Goodwill

The Corporation performs its annual impairment test for goodwill in the third quarter of each year, or on an interim basis if events or changes in circumstances between annual tests indicate the assets might be impaired.  The annual test of goodwill, performed in the third quarter 2010, did not indicate that an impairment charge was required.

Under applicable accounting standards, the goodwill impairment test is a two-step test. The first step of the goodwill impairment test compares the estimated fair value of identified reporting units, equivalent to a business segment or one level below, with their carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the estimated fair value of the reporting unit is less than the carrying value, the second step must be performed to determine the implied fair value of the reporting unit’s goodwill and the amount of goodwill impairment, if any.  Estimating the fair value of reporting units is a subjective process involving the use of estimates and judgments, particularly related to future cash flows of the reporting units, discount rates (including market risk premiums) and market multiples. Material assumptions used in the valuation models included the comparable public company price multiples used in the terminal value, future cash flows and the market risk premium component of the discount rate. The estimated fair values of the reporting units were determined using a blend of two commonly used valuation techniques: the market approach and the income approach. The Corporation gives consideration to both valuation techniques, as either technique can be an indicator of value.  For the market approach, valuations of reporting units were based on an analysis of relevant price multiples in market trades in companies with characteristics similar to the reporting unit. For the income approach, estimated future cash flows (derived from internal forecasts and economic expectations for each reporting unit) and terminal value (value at the end of the cash flow period, based on price multiples) were discounted.  The discount rate was based on the imputed cost of equity capital appropriate for each reporting unit.

During the third quarter 2010, the Corporation announced that the Retail Bank and Wealth & Institutional Management business segments would report to a single individual.  As a result of these changes, the Corporation reassessed its reporting units and concluded that under the new reporting structure the Corporation has three reporting units:  Business Bank, Retail Bank and Wealth & Institutional Management.  These changes to the reporting units did not affect the amount of goodwill previously allocated and did not impact the results of previous or current goodwill impairment tests.

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

The Corporation was not required to consolidate any additional VIEs with which the Corporation was involved as a result of implementing the guidance in ASU 2009-17, as amended by ASU 2010-10.  See Note 6 for additional information about the Corporation’s involvement with VIEs.

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

Note 2 - Fair Value Measurements

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The determination of fair values of financial instruments, often requires the use of estimates. In cases where quoted market values in an active market are not available, the Corporation uses present value techniques and other valuation methods to estimate the fair values of its financial instruments. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

Fair value is an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date. However, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the financial instrument.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 - Fair Value Measurements (continued)

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

Investment securities available-for-sale

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available. If quoted prices are not available or the market is deemed to be inactive at the measurement date, an adjustment to the quoted prices may be necessary. In some circumstances, the Corporation may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate to estimate

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 - Fair Value Measurements (continued)

an instrument’s fair value. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include residential mortgage-backed securities issued by U.S. government-sponsored enterprises, corporate debt securities and state and municipal securities. The fair value of Level 2 securities was determined using quoted prices of securities with similar characteristics or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information. Securities classified as Level 3, of which the substantial majority are auction-rate securities, represent securities in less liquid markets requiring significant management assumptions when determining fair value.  Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value at September 30, 2010, December 31, 2009 and September 30, 2009 was determined using an income approach based on a discounted cash flow model utilizing two significant assumptions: discount rate (including a liquidity risk premium) and workout period.  The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium.  The liquidity risk premium was based on observed industry auction-rate securities valuations by third parties and incorporated the rate at which the various types of ARS had been redeemed or sold since acquisition in 2008.  As of September 30, 2010, approximately 49 percent of the aggregate ARS par value had been redeemed or sold since acquisition. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation’s redemption experience.

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

Comerica Incorporated and Subsidiaries

Note 2 - Fair Value Measurements (continued)

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

Nonmarketable equity securities

The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments. These funds generally cannot be redeemed and the majority are not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 15 years. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The investments are accounted for on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value.  For such investments, fair value measurement guidance permits the use of net asset value, provided the net asset value is calculated by the fund in compliance with fair value measurement guidance applicable to investment companies.  Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the Corporation’s percentage ownership in the net asset value of the entire fund, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit  strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process.

The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $148 million and $271 million at September 30, 2010 and December 31, 2009, respectively, and its investment in FRB stock totaled $59 million at both September 30, 2010 and December 31, 2009.  The Corporation believes its investments in FHLB and FRB stock are ultimately recoverable at par.

The Corporation classifies nonmarketable equity securities subjected to nonrecurring fair value adjustments as Level 3.

Other real estate

Other real estate is included in “accrued income and other assets” on the consolidated balance sheets and includes primarily foreclosed property. Foreclosed property is initially recorded at the lower of the loan balance or fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis.  Subsequently, foreclosed property is carried at the lower of cost or fair value, less costs to sell.  Other real estate may be carried at fair value on a nonrecurring basis when fair value is less than cost.  Fair value is based upon independent market prices, appraised value or management’s estimate of the value.  Foreclosed property carried at fair value based on an observable market price or a current appraised value is classified by the Corporation as nonrecurring Level 2.  When management determines that the

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 - Fair Value Measurements (continued)

fair value of the foreclosed property requires additional adjustments, either as a result of a non-current appraisal or when there is no observable market price, the Corporation classifies the foreclosed property as nonrecurring Level 3.

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

Comerica Incorporated and Subsidiaries

Note 2 - Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2010
Trading securities:
Deferred compensation plan assets	$82	$82	$—	$—
Government-sponsored enterprise residential mortgage-backed securities	3	—	3	—
Other government sponsored enterprise securities	2	—	2	—
State and municipal securities	4	—	4	—
Corporate debt securities	4	—	4	—
Total trading securities	95	82	13	—

Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	132	132	—	—
Government-sponsored enterprise residential mortgage-backed securities	5,911	—	5,911	—
State and municipal securities (a)	38	—	—	38
Corporate debt securities:
Other corporate debt securities	46	—	45	1
Equity and other non-debt securities:
Auction-rate preferred securities	584	—	—	584
Money market and other mutual funds	105	105	—	—
Total investment securities available-for-sale	6,816	237	5,956	623

Derivative assets (b):
Interest rate contracts	688	—	688	—
Energy derivative contracts	92	—	92	—
Foreign exchange contracts	57	—	57	—
Warrants	6	—	—	6
Total derivative assets	843	—	837	6
Total assets at fair value	$7,754	$319	$6,806	$629

Derivative liabilities (c):
Interest rate contracts	$314	$—	$314	$—
Energy derivative contracts	92	—	92	—
Foreign exchange contracts	51	—	51	—
Other	3	—	—	3
Total derivative liabilities	460	—	457	3

Deferred compensation plan liabilities (c)	82	82	—	—
Total liabilities at fair value	$542	$82	$457	$3

(a) Primarily auction-rate securities.

(b) Recorded in “accrued income and other assets” on the consolidated balance sheets.

(c) Recorded in “accrued expenses and other liabilities” on the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 - Fair Value Measurements (continued)

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

There were no significant transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1 and Level 2 fair value measurements during the three- and nine-month periods ended September 30, 2010 and 2009.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 - Fair Value Measurements (continued)

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2010 and 2009.

		Net Realized/Unrealized Gains (Losses)
	Balance at			Recorded in Other
	Beginning of	Recorded in Earnings		Comprehensive				Balance at
(in millions)	Period	Realized	Unrealized	Income (Pre-tax)	Purchases	Sales	Settlements	End of Period
Three months ended September 30, 2010
Trading securities:
State and municipal securities	$3	$—	$—	$—	$—	$(3)	$—	$—
Investment securities available-for-sale:
State and municipal securities (a)	42	(1)	—	—	—	(3)	—	38
Auction-rate debt securities	52	1	—	2	—	(55)	—	—
Other corporate debt securities	1	—	—	—	—	—	—	1
Auction-rate preferred securities	609	1	—	(11)	—	(15)	—	584
Total investment securities available-for-sale	704	1	—	(9)	—	(73)	—	623
Derivative assets:
Warrants	7	—	(2)	—	1	—	—	6
Derivative liabilities:
Other	2	—	(1)	—	—	—	—	3

Three months ended September 30, 2009
Investment securities available-for-sale:
State and municipal securities (a)	$54	$—	$—	$(2)	$—	$(2)	$—	$50
Auction-rate debt securities	146	—	—	16	—	(1)	—	161
Other corporate debt securities	7	—	—	—	—	—	—	7
Auction-rate preferred securities	820	5	—	(12)	—	(87)	—	726
Total investment securities available-for-sale	1,027	5	—	2	—	(90)	—	944
Derivative assets:
Warrants	8	—	1	—	—	(1)	—	8
Other assets	1	—	(1)	—	—	—	—	—
Derivative liabilities:
Other	3	—	—	—	—	(3)	—	—

Nine months ended September 30, 2010
Trading securities:
State and municipal securities	$—	$—	$—	$—	$3	$(3)	$—	$—
Investment securities available-for-sale:
State and municipal securities (a)	46	(1)	—	(3)	—	(4)	—	38
Auction-rate debt securities	150	3	—	5	—	(158)	—	—
Other corporate debt securities	7	27	—	—	—	—	(33)	1
Auction-rate preferred securities	706	6	—	(19)	—	(109)	—	584
Total investment securities available-for-sale	909	35	—	(17)	—	(271)	(33)	623
Derivative assets:
Warrants	7	—	(1)	—	1	(1)	—	6
Derivative liabilities:
Other	—	(1)	(3)	—	—	—	(1)	3

Nine months ended September 30, 2009
Trading securities:
State and municipal securities	$29	$—	$—	$—	$—	$(29)	$—	$—
Corporate debt securities	5	—	—	—	—	(5)	—	—
Total trading securities	34	—	—	—	—	(34)	—	—
Investment securities available-for-sale:
State and municipal securities (a)	65	—	—	—	—	(15)	—	50
Auction-rate debt securities	147	—	—	16	—	(2)	—	161
Other corporate debt securities	5	2	—	—	—	—	—	7
Auction-rate preferred securities	936	13	—	14	—	(237)	—	726
Total investment securities available-for-sale	1,153	15	—	30	—	(254)	—	944
Derivative assets:
Warrants	8	—	2	—	—	(2)	—	8
Derivative liabilities:
Other	5	—	(2)	—	—	—	(7)	—

(a) Primarily auction-rate securities

There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three- and nine-month periods ended September 30, 2010 and 2009.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 - Fair Value Measurements (continued)

The following table presents the income statement classification of realized and unrealized gains and losses due to changes in fair value recorded in earnings for the three- and nine-month periods ended September 30, 2010 and 2009 for recurring Level 3 assets and liabilities, as shown in the previous table.

	Net Securities		Other Noninterest	Discontinued
	Gains (Losses)		Income	Operations	Total
(in millions)	Realized	Unrealized	Unrealized	Realized	Realized	Unrealized
Three months ended September 30, 2010
Investment securities available-for-sale:
State and municipal securities (a)	$(1)	$—	$—	$—	$(1)	$—
Auction-rate debt securities	1	—	—	—	1	—
Auction-rate preferred securities	1	—	—	—	1	—
Total investment securities available-for-sale	1	—	—	—	1	—
Derivative assets:
Warrants	—	—	(2)	—	—	(2)
Derivative liabilities:
Other	—	(1)	—	—	—	(1)

Three months ended September 30, 2009
Investment securities available-for-sale:
Auction-rate preferred securities	$5	$—	$—	$—	$5	$—
Derivative assets:
Warrants	—	—	1	—	—	1
Other	—	—	(1)	—	—	(1)

Nine months ended September 30, 2010
Investment securities available-for-sale:
State and municipal securities (a)	$(1)	$—	$—	$—	$(1)	$—
Auction-rate debt securities	3	—	—	—	3	—
Other corporate debt securities	—	—	—	27	27	—
Auction-rate preferred securities	6	—	—	—	6	—
Total investment securities available-for-sale	8	—	—	27	35	—
Derivative assets:
Warrants	—	—	(1)	—	—	(1)
Derivative liabilities:
Other	(1)	(3)	—	—	(1)	(3)

Nine months ended September 30, 2009
Investment securities available-for-sale:
Other corporate debt securities	$2	$—	$—	$—	$2	$—
Auction-rate preferred securities	13	—	—	—	13	—
Total investment securities available-for-sale	15	—	—	—	15	—
Derivative assets:
Warrants	—	—	2	—	—	2
Derivative liabilities:
Other	—	(2)	—	—	—	(2)

(a) Primarily auction-rate securities

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 - Fair Value Measurements (continued)

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

(in millions)	Total	Level 2	Level 3
September 30, 2010
Loans held-for-sale:
Residential mortgage	$6	$6	$—
Loans:
Commercial	234	—	234
Real estate construction	357	—	357
Commercial mortgage	385	—	385
Residential mortgage	12	—	12
Consumer	4	—	4
Lease financing	9	—	9
International	2	—	2
Total loans (a)	1,003	—	1,003

Nonmarketable equity securities (b)	10	—	10
Other real estate (c)	58	—	58
Loan servicing rights	5	—	5
Total assets at fair value	$1,082	$6	$1,076
Total liabilities at fair value	$—	$—	$—

December 31, 2009
Loans held-for-sale:
Residential mortgage	$6	$6	$—
Loans:
Commercial	192	—	192
Real estate construction	495	—	495
Commercial mortgage	232	—	232
Residential mortgage	10	—	10
Consumer	1	—	1
Lease financing	14	—	14
International	29	—	29
Total loans (a)	973	—	973

Nonmarketable equity securities (b)	8	—	8
Other real estate (c)	31	—	31
Loan servicing rights	7	—	7
Total assets at fair value	$1,025	$6	$1,019
Total liabilities at fair value	$—	$—	$—

(a)         The Corporation recorded $303 million in fair value losses on impaired loans (included in “provision for loan losses” on the consolidated statements of income) during the nine months ended September 30, 2010, based on the estimated fair value of the underlying collateral.

(b)         The Corporation recorded $3 million in fair value losses related to write-downs on nonmarketable equity securities (included in “other noninterest income” on the consolidated statements of income) during the nine months ended September 30, 2010, based on the estimated fair value of the funds.  At September 30, 2010 and December 31, 2009, commitments to fund additional investments in nonmarketable equity securities recorded at fair value on a nonrecurring basis totaled approximately $1 million and $3 million, respectively.

(c)          Represents the fair value of other real estate written down subsequent to initial acquisition. The Corporation recorded $18 million in fair value losses related to write-downs of other real estate, based on the estimated fair value of the property, and recognized net gains of $3 million on sales of other real estate during the nine months ended September 30, 2010 (included in “other real estate expense” on the consolidated statements of income).

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 2 - Fair Value Measurements (continued)

Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis

The Corporation typically holds the majority of its financial instruments until maturity and thus does not expect to realize many of the estimated fair value amounts disclosed. The disclosures also do not include estimated fair value amounts for items that are not defined as financial instruments, but which have significant value. These include such items as core deposit intangibles, the future earnings potential of significant customer relationships and the value of trust operations and other fee generating businesses. The Corporation believes the imprecision of an estimate could be significant.

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in millions)	Amount	Fair Value	Amount	Fair Value

Assets
Cash and due from banks	$863	$863	$774	$774
Federal funds sold and securities purchased under agreements to resell	100	100	—	—
Interest-bearing deposits with banks	3,031	3,031	4,843	4,843

Loans held-for-sale	21	21	30	30

Total loans, net of allowance for loan losses (a)	39,323	39,433	41,176	41,098

Customers’ liability on acceptances outstanding	13	13	11	11
Nonmarketable equity securities (b)	52	78	57	61
Loan servicing rights	5	5	7	7

Liabilities
Demand deposits (noninterest-bearing)	15,763	15,763	15,871	15,871
Interest-bearing deposits	24,868	24,890	23,794	23,814
Total deposits	40,631	40,653	39,665	39,685

Short-term borrowings	179	179	462	462
Acceptances outstanding	13	13	11	11
Medium- and long-term debt	7,239	7,084	11,060	10,723

Credit-related financial instruments	(103)	(103)	(89)	(89)

(a)        Included $1,003 million and $973 million of impaired loans recorded at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009, respectively.

(b)        Included $10 million and $8 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009, respectively.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 3 - Investment Securities

A summary of the Corporation’s investment securities available-for-sale follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in millions)	Cost	Gains	Losses	Fair Value

September 30, 2010
U.S. Treasury and other U.S. government agency securities	$132	$—	$—	$132
Government-sponsored enterprise residential mortgage-backed securities	5,711	200	—	5,911
State and municipal securities (a)	45	—	7	38
Corporate debt securities:
Auction-rate debt securities	1	—	1	—
Other corporate debt securities	46	—	—	46
Equity and other non-debt securities:
Auction-rate preferred securities	608	3	27	584
Money market and other mutual funds	105	—	—	105
Total investment securities available-for-sale	$6,648	$203	$35	$6,816

December 31, 2009
U.S. Treasury and other U.S. government agency securities	$103	$—	$—	$103
Government-sponsored enterprise residential mortgage-backed securities	6,228	51	18	6,261
State and municipal securities (a)	51	—	4	47
Corporate debt securities:
Auction-rate debt securities	156	—	6	150
Other corporate debt securities	50	—	—	50
Equity and other non-debt securities:
Auction-rate preferred securities	711	8	13	706
Money market and other mutual funds	99	—	—	99
Total investment securities available-for-sale	$7,398	$59	$41	$7,416

(a) Primarily auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 3 - Investment Securities (continued)

A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of September 30, 2010 and December 31, 2009 follows:

	Impaired
	Less than 12 months			12 months or more		Total
	Fair		Unrealized	Fair	Unrealized	Fair		Unrealized
(in millions)	Value		Losses	Value	Losses	Value		Losses

September 30, 2010
State and municipal securities (a)	$—		$—	$38	$7	$38		$7
Corporate debt securities:
Auction-rate debt securities	—	(b)	1	—	—	—	(b)	1
Equity and other non-debt securities:
Auction-rate preferred securities	—		—	446	27	446		27
Total impaired securities	$—		$1	$484	$34	$484		$35

December 31, 2009
Government-sponsored enterprise residential mortgage-backed securities	$1,609		$18	$—	$—	$1,609		$18
State and municipal securities (a)	—		—	46	4	46		4
Corporate debt securities:
Auction-rate debt securities	150		6	—	—	150		6
Equity and other non-debt securities:
Auction-rate preferred securities	510		13	—	—	510		13
Total impaired securities	$2,269		$37	$46	$4	$2,315		$41

(a) Primarily auction-rate securities.

(b) Fair value less than $0.5 million.

As of September 30, 2010, 93 percent of the Corporation’s auction-rate portfolio was either rated Aaa/AAA by the credit rating agencies (88 percent) or adequately collateralized.

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

At September 30, 2010, the Corporation had 256 securities in an unrealized loss position with no credit impairment, including 222 auction-rate preferred securities, 2 auction-rate debt securities and 27 state and municipal auction-rate securities. The unrealized losses for these securities resulted from changes in market interest rates and liquidity, and the Corporation ultimately expects full collection of the carrying amount. The Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 3 - Investment Securities (continued)

Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses, recorded in “net securities gains” on the consolidated statements of income, computed based on the adjusted cost of the specific security.

	Nine Months Ended September 30,
(in millions)	2010	2009

Securities gains	$13	$235
Securities losses	(10)	(2)
Total net securities gains	$3	$233

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized	Fair
September 30, 2010	Cost	Value

Contractual maturity
Within one year	$177	$177
After one year through five years	181	188
After five years through ten years	263	271
After ten years	5,314	5,491
Subtotal	5,935	6,127
Equity and other nondebt securities:
Auction-rate preferred securities	608	584
Money market and other mutual funds	105	105
Total investment securities available-for-sale	$6,648	$6,816

Included in the contractual maturity distribution in the table above were auction-rate securities with a total amortized cost and fair value of $45 million and $38 million, respectively.  Auction-rate securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions.  At each successful auction, the Corporation has the option to sell the security at par value.  Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt.  As a result, the expected life of auction-rate securities may differ significantly from the contractual life.  Also included in the table above were residential mortgage-backed securities with a total amortized cost and fair value of $5,712 million and $5,912 million, respectively.  The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.

At September 30, 2010, investment securities with a carrying value of $2.1 billion were pledged where permitted or required by law to secure $1.8 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 4 - Allowance for Credit Losses

The following summarizes the changes in the allowance for loan losses:

	Nine Months Ended
	September 30,
(in millions)	2010	2009

Balance at beginning of period	$985	$770

Loan charge-offs:
Domestic
Commercial	152	262
Real estate construction
Commercial Real Estate business line (a)	141	201
Other business lines (b)	4	1
Total real estate construction	145	202
Commercial mortgage
Commercial Real Estate business line (a)	44	63
Other business lines (b)	104	56
Total commercial mortgage	148	119
Residential mortgage	9	15
Consumer	24	25
Lease financing	1	30
International	8	10
Total loan charge-offs	487	663

Recoveries:
Domestic
Commercial	18	11
Real estate construction	8	1
Commercial mortgage	6	2
Consumer	2	2
Lease financing	1	1
International	1	2
Total recoveries	36	19
Net loan charge-offs	451	644
Provision for loan losses	423	826
Foreign currency translation adjustment	—	1
Balance at end of period	$957	$953

(a) Primarily charge-offs of loans to real estate investors and developers.

(b) Primarily charge-offs of loans secured by owner-occupied real estate.

Changes in the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, are summarized in the following table.

	Nine Months Ended
	September 30,
(in millions)	2010	2009

Balance at beginning of period	$37	$38
Less: Charge-offs on lending-related commitments (a)	—	—
Add: Provision for credit losses on lending-related commitments	1	(3)
Balance at end of period	$38	$35

(a) Charge-offs result from the sale of unfunded lending-related commitments.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 4 - Allowance for Credit Losses (continued)

The following presents the carrying value of impaired loans and the related allowance as of September 30, 2010 and December 31, 2009:

(in millions)	September 30, 2010	December 31, 2009
Total nonaccrual loans	$1,163	$1,165
Total reduced-rate loans	28	16
Total nonperforming loans	1,191	1,181
Total performing restructured loans	50	11
Total impaired loans	$1,241	$1,192

Individually evaluated impaired loans	$1,035	$988

Individually evaluated impaired loans requiring an allowance	$1,011	$958
Allowance on individually evaluated impaired loans (a)	$197	$193

(a)	Included allowances of $26 million and $4 million attributable to troubled debt restructurings at September 30, 2010 and December 31, 2009, respectively.

Individually evaluated impaired loans averaged $959 million and $945 million for the three- and nine-month periods ended September 30, 2010, respectively, and $996 million and $903 million for the three- and nine-month periods ended September 30, 2009, respectively.

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 5 - Derivative and Credit-Related Financial Instruments (continued)

For derivatives with dealer counterparties, the Corporation utilizes both counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk.  Master netting arrangements effectively reduce credit risk by permitting settlement, on a net basis, of contracts entered into with the same counterparty.  Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government agencies to collateralize amounts due to either party beyond certain risk limits. At September 30, 2010, counterparties had pledged marketable investment securities to secure approximately 80 percent of the fair value of contracts with bilateral collateral agreements in an unrealized gain position.  For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2010 was $165 million, for which the Corporation had pledged collateral of $157 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions.  If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2010, the Corporation would have been required to assign an additional $15 million of collateral to its counterparties.

The Corporation had commitments to purchase $615 million of when-issued investment securities for its available-for-sale and trading securities portfolios at September 30, 2010. Outstanding commitments expose the Corporation to both credit and market risk.

Derivative Instruments

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at September 30, 2010 and December 31, 2009.  The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 5 - Derivative and Credit-Related Financial Instruments (continued)

	September 30, 2010			December 31, 2009
		Fair Value (a)			Fair Value (a)
	Notional/	Asset Derivatives	Liability Derivatives	Notional/	Asset Derivatives	Liability Derivatives
(in millions)	Contract Amount (b)	(Unrealized Gains)	(Unrealized Losses)	Contract Amount (b)	(Unrealized Gains)	(Unrealized Losses)
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - cash flow - receive fixed/pay floating	$1,000	$8	$—	$1,700	$30	$—
Swaps - fair value - receive fixed/pay floating	1,600	341	—	1,600	194	—
Total risk management interest rate swaps designated as hedging instruments	2,600	349	—	3,300	224	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	293	2	—	253	—	1
Total risk management purposes	$2,893	$351	$—	$3,553	$224	$1
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	$921	$—	$8	$1,176	$—	$10
Caps and floors purchased	921	8	—	1,176	10	—
Swaps	9,358	331	306	9,744	258	230
Total interest rate contracts	11,200	339	314	12,096	268	240
Energy derivative contracts:
Caps and floors written	890	—	45	869	—	70
Caps and floors purchased	890	45	—	869	70	—
Swaps	417	47	47	599	67	66
Total energy derivative contracts	2,197	92	92	2,337	137	136
Foreign exchange contracts:
Spot, forwards, futures, options and swaps	2,639	55	51	2,023	35	33
Total customer-initiated and other activities	$16,036	$486	$457	$16,456	$440	$409
Total derivatives	$18,929	$837	$457	$20,009	$664	$410

(a)

Asset derivatives are included in “accrued income and other assets” and liability derivatives are included in “accrued expenses and other liabilities” in the consolidated balance sheets. Included in the fair value of derivative assets and liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of derivative assets included credit valuation adjustments for counterparty credit risk totaling $5 million and $4 million at September 30, 2010 and December 31, 2009, respectively.

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

Risk management fair value interest rate swaps generated net interest income of $19 million and $58 million for the three- and nine-month periods ended September 30, 2010, respectively, compared to net interest income of $17 million and $43 million for the three- and nine-month periods ended September 30, 2009, respectively.

The net gains (losses) recognized in other noninterest income (i.e., the ineffective portion) in the consolidated statements of income on risk management derivatives designated as fair value hedges of fixed-rate debt was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Interest rate swaps	$(1)	$(1)	$(3)	$(3)

As part of a cash flow hedging strategy, the Corporation entered into predominantly two-year interest rate swap agreements (weighted-average original maturity of 2.3 years) that effectively convert a portion of existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the life of the agreements (currently over the next six months). Approximately two percent ($1.0 billion) of the Corporation’s outstanding loans were designated as hedged items to interest rate swap agreements at September 30, 2010. If interest rates, interest yield curves and notional amounts remain at current levels, the Corporation expects to reclassify $4 million of net gains, net of tax, on derivative instruments designated as cash flow hedges from accumulated other comprehensive income (loss) to earnings during the next six months due to receipt of variable interest associated with existing and forecasted floating-rate loans.

The net gains (losses) recognized in income and OCI on risk management derivatives designated as cash flow hedges of loans for the three- and nine-month periods ended September 30, 2010 and 2009 are displayed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Interest rate swaps
Gain (loss) recognized in OCI (effective portion)	$(4)	$5	$3	$10
Gain (loss) recognized in other noninterest income (ineffective portion)	3	—	—	—
Gain reclassified from accumulated OCI into interest and fees on loans (effective portion)	7	8	24	25

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Foreign exchange contracts	$—	$1	$—	$—

The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of September 30, 2010 and December 31, 2009.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
September 30, 2010
Swaps - cash flow - receive fixed/pay floating rate
Variable rate loan designation	$1,000	0.3	4.92%	3.25%
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,600	7.3	5.73	0.91
Total risk management interest rate swaps	$2,600
December 31, 2009
Swaps - cash flow - receive fixed/pay floating rate
Variable rate loan designation	$1,700	0.9	5.22%	3.25%
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,600	8.1	5.73	1.01
Total risk management interest rate swaps	$3,300

(a)	Variable rates paid on receive fixed swaps are based on prime and LIBOR (with various maturities) rates in effect at September 30, 2010 and December 31, 2009.

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

For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized in “other noninterest income” in the consolidated statements of income net gains (losses) of less than $0.5 million in both the three-month periods ended September 30, 2010 and 2009, and $1 million of net gains in the both nine-month periods ended September 30, 2010 and 2009.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain	2010	2009	2010	2009

Interest rate contracts	Other noninterest income	$(2)	$2	$5	$8
Energy derivative contracts	Other noninterest income	—	—	1	1
Foreign exchange contracts	Foreign exchange income	7	7	26	24
Total		$5	$9	$32	$33

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

	September 30,	December 31,
(in millions)	2010	2009

Unused commitments to extend credit:
Commercial and other	$22,954	$22,451
Bankcard, revolving check credit and home equity loan commitments	1,709	1,917
Total unused commitments to extend credit	$24,663	$24,368

Standby letters of credit	$5,588	$5,652
Commercial letters of credit	90	104
Other credit-related financial instruments	3	—

The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At September 30, 2010 and December 31, 2009, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $38 million and $37 million, respectively.

Unused Commitments to Extend Credit

Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The carrying value of the Corporation’s unused commitments to extend credit totaled $15 million and $20 million, at September 30, 2010 and December 31, 2009, respectively, which was included in the allowance for credit losses on lending-related commitments.

At September 30, 2010 and December 31, 2009, commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings totaled $3 million and $5 million, respectively.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 5 - Derivative and Credit-Related Financial Instruments (continued)

Standby and Commercial Letters of Credit

Standby and commercial letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions and are short-term in nature.  These contracts expire in decreasing amounts through the year 2019.  The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $321 million and $404 million of the $5.7 billion and $5.8 billion standby and commercial letters of credit outstanding at September 30, 2010 and December 31, 2009, respectively.

The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $88 million at September 30, 2010, including $65 million of deferred fees and $23 million in the allowance for credit losses on lending-related commitments.  At December 31, 2009, the comparable amounts were $70 million, $53 million and $17 million, respectively.

The following table presents a summary of total internally classified watch list standby and commercial letters of credit (generally consistent with regulatory defined special mention, substandard and doubtful) at September 30, 2010 and December 31, 2009.  The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	September 30, 2010	December 31, 2009
Total watch list standby and commercial letters of credit	$283	$432
As a percentage of total outstanding standby and commercial letters of credit	5.0%	7.5%

Other credit-related financial instruments

The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of September 30, 2010 and December 31, 2009, the total notional amount of the credit risk participation agreements was approximately $353 million and $523 million, respectively, and the fair value for each period was a nominal liability, which is included in customer-initiated interest rate contracts recorded in “accrued expenses and other liabilities” on the consolidated balance sheets. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100% default by all obligors on the maximum values, was approximately $14 million and $18 million at September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010, the credit risk participation agreements had a weighted average remaining maturity for outstanding agreements of 1.7 years.

In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments.  The notional amount of the derivative contract was equivalent to approximately 780 thousand Visa Class B shares. The fair value of the derivative liability was $3 million and less than $0.5 million at September 30, 2010 and December 31, 2009, respectively, included in “accrued expenses and other liabilities” on the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 6 - Variable Interest Entities (VIEs)

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

The Corporation has a limited partnership interest in 144 low income housing tax credit/historic rehabilitation tax credit partnerships. These entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities, as the general partner has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.   While the partnership agreements allow the limited partners, through a majority vote, to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause.

The Corporation accounts for its interest in these partnerships on either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement with these entities at September 30, 2010 was limited to the book basis of the Corporation’s investment of approximately $332 million, which includes unused commitments for future investments.

As a limited partner, the Corporation obtains income tax credits and deductions from the operating losses of these low income housing tax credit/historic rehabilitation tax credit partnerships, which are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable.  These income tax credits and deductions are allocated to the funds’ investors based on their ownership percentages. Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other noninterest income” on the consolidated statements of income.   In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund low income housing partnerships ($62 million at September 30, 2010).

The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the nine-month periods ended September 30, 2010 and 2009.

The following table summarizes the impact of these VIEs on line items on the Corporation’s consolidated statements of income.

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
Classification in Earnings	2010	2009	2010	2009
Other noninterest income	$(13)	$(12)	$(37)	$(35)
Provision (benefit) for income taxes (a)	(12)	(12)	(36)	(35)

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 7 - Medium- and Long-Term Debt

Medium- and long-term debt are summarized as follows:

(in millions)	September 30, 2010	December 31, 2009

Parent company
Subordinated notes:
4.80% subordinated note due 2015	$346	$325
6.576% subordinated notes due 2010	511	511
Total subordinated notes	857	836

Medium-term notes:
Floating-rate based on LIBOR indices due 2010	—	150
3.00% notes due 2015	298	—
Total parent company	1,155	986

Subsidiaries
Subordinated notes:
7.125% subordinated note due 2010	—	152
5.70% subordinated note due 2014	286	275
5.75% subordinated notes due 2016	703	678
5.20% subordinated notes due 2017	595	543
8.375% subordinated note due 2024	199	187
7.875% subordinated note due 2026	233	204
Total subordinated notes	2,016	2,039

Medium-term notes:
Floating-rate based on LIBOR indices due 2010 to 2012	1,017	1,982

Federal Home Loan Bank advances:
Floating-rate based on LIBOR indices due 2010 to 2014	3,000	6,000

Other notes:
6.0% - 6.4% fixed-rate notes due 2020	51	53

Total subsidiaries	6,084	10,074
Total medium- and long-term debt	$7,239	$11,060

The carrying value of medium- and long-term debt was adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.

Comerica Bank (the Bank), a subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members.  In the third quarter 2010, the Bank early redeemed, without penalty, $2.0 billion of floating-rate FHLB advances at par due 2012 and 2013. FHLB advances bear interest at variable rates based on LIBOR and were secured by a blanket lien on $17 billion of real estate-related loans at September 30, 2010.

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

In the third quarter 2010, the Corporation issued $300 million of 3.00% medium-term senior notes due 2015. A portion of the proceeds, along with cash on hand, was used to redeem trust preferred securities on October 1, 2010, as discussed below, and the remainder was used for general corporate purposes.

On October 1, 2010, the Corporation redeemed, at par,  $515 million of 6.576% subordinated notes due 2037, with a carrying value of $511 million at September 30, 2010,  and recognized a pre-tax charge of approximately

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 7 - Medium- and Long-Term Debt (continued)

$5 million in the fourth quarter 2010 resulting from the accelerated accretion of the original issuance discount. The notes relate to $500 million, par value, of trust preferred securities issued by an unconsolidated subsidiary, which were concurrently redeemed.

Note 8 - Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges and the change in the accumulated defined benefit and other postretirement plans adjustment.  Total comprehensive income (loss) was $279 million and $(6) million for the nine months ended September 30, 2010 and 2009, respectively. The $285 million increase in total comprehensive income for the nine months ended September 30, 2010, when compared to the same period in the prior year, resulted primarily from a $164 million after-tax increase in net unrealized gains on investment securities available-for-sale and a $135 million increase in net income.  The following table presents reconciliations of the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
(in millions)	2010	2009
Accumulated net unrealized gains on investment securities available-for-sale:
Balance at beginning of period, net of tax	$11	$131

Net unrealized holding gains arising during the period	154	126
Less: Reclassification adjustment for net gains included in net income	3	233
Change in net unrealized gains before income taxes	151	(107)
Less: Provision for income taxes	55	(39)
Change in net unrealized gains on investment securities available-for-sale, net of tax	96	(68)
Balance at end of period, net of tax	$107	$63

Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$18	$30

Net cash flow hedge gains arising during the period	3	10
Less: Reclassification adjustment for net gains included in net income	24	25
Change in net cash flow hedge gains before income taxes	(21)	(15)
Less: Provision for income taxes	(8)	(6)
Change in net cash flow hedge gains, net of tax	(13)	(9)
Balance at end of period, net of tax	$5	$21

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(365)	$(470)

Net defined benefit pension and other postretirement adjustment arising during the period	(6)	—
Less: Adjustment for amounts recognized as components of net periodic benefit cost during the period	(30)	(40)
Change in defined benefit pension and other postretirement plans adjustment before income taxes	24	40
Less: Provision for income taxes	9	15
Change in defined benefit pension and other postretirement plans adjustment, net of tax	15	25
Balance at end of period, net of tax	$(350)	$(445)

Total accumulated other comprehensive loss at end of period, net of tax	$(238)	$(361)

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 9 - Net Income (Loss) per Common Share

Basic and diluted income (loss) from continuing operations per common share and net income (loss) per common share for the three- and nine-month periods ended September 30, 2010 and 2009 were computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2010	2009	2010	2009

Basic and diluted
Income from continuing operations	$59	$19	$164	$45
Less:
Preferred stock dividends	—	34	29	101
Redemption discount accretion on preferred stock	—	—	94	—
Income allocated to participating securities	—	1	—	1
Income (loss) from continuing operations attributable to common shares	$59	$(16)	$41	$(57)

Net income	$59	$19	$181	$46
Less:
Preferred stock dividends	—	34	29	101
Redemption discount accretion on preferred stock	—	—	94	—
Income allocated to participating securities	—	1	—	1
Net income (loss) attributable to common shares	$59	$(16)	$58	$(56)

Basic average common shares	175	149	168	149

Basic income (loss) from continuing operations per common share	$0.34	$(0.10)	$0.24	$(0.38)
Basic net income (loss) per common share	$0.34	$(0.10)	$0.34	$(0.37)

Basic average common shares	175	149	168	149
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	1	—	1	—
Net effect of the assumed exercise of warrants	2	—	2	—
Diluted average common shares	178	149	171	149

Diluted income (loss) from continuing operations per common share	$0.33	$(0.10)	$0.24	$(0.38)
Diluted net income (loss) per common share	$0.33	$(0.10)	$0.34	$(0.37)

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

Comerica Incorporated and Subsidiaries

Note 9 - Net Income (Loss) per Common Share (continued)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(shares in millions)	2010	2009	2010	2009

Average shares related to outstanding options and warrants	15.8	28.6	15.4	29.3
Range of exercise prices	$36.77 - $64.50	$30.77 - $64.50	$36.24 - $64.50	$21.95 - $66.81

Note 10 - Employee Benefit Plans

Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

Qualified Defined Benefit Pension Plan

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009
Service cost	$6	$7	$21	$21
Interest cost	19	18	55	52
Expected return on plan assets	(30)	(27)	(87)	(78)
Amortization of unrecognized prior service cost	1	2	5	5
Amortization of unrecognized net loss	10	9	18	28
Net periodic benefit cost	$6	$9	$12	$28

Non-Qualified Defined Benefit Pension Plan

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009
Service cost	$—	$1	$2	$3
Interest cost	3	2	7	7
Amortization of unrecognized prior service cost	—	—	(1)	(1)
Amortization of unrecognized net loss	1	2	3	7
Net periodic benefit cost	$4	$5	$11	$16

Postretirement Benefit Plan

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009
Interest cost	$1	$2	$3	$4
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized transition obligation	1	1	3	3
Amortization of unrecognized prior service cost	1	—	1	—
Amortization of unrecognized net loss	—	—	1	1
Net periodic benefit cost	$2	$2	$5	$5

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

At September 30, 2010, net unrecognized tax benefits were $7 million, compared to net unrecognized tax benefits of $1 million at September 30, 2009.  The increase in unrecognized tax benefits of $6 million for the nine months ended September 30, 2010, when compared to the same period in the prior year, was primarily the result of the recognition of anticipated settlements with federal and state tax authorities. The Corporation anticipates that it is reasonably possible that settlements of federal and state tax issues will result in a decrease in the net unrecognized tax benefit of $3 million within the next twelve months. Accrued tax interest was a receivable of $1 million at September 30, 2010 compared to an accrued tax interest payable of $19 million at September 30, 2009.  The decrease in accrued interest of $20 million for the nine months ended September 30, 2010, when compared to the same period in the prior year, was primarily the result of the settlement of agreed items for certain years related to structured leasing transactions.

Based on current knowledge and a probability assessment of various potential outcomes, the Corporation believes that current tax reserves are adequate to cover the matters outlined above, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations.  Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary.

Net deferred tax assets were approximately $234 million at September 30, 2010.  A valuation allowance is provided when it is “more-likely-than-not” that some portion of the deferred tax asset will not be realized. The valuation allowance of $1 million for certain state deferred tax assets was unchanged at September 30, 2010, compared to September 30, 2009.  The Corporation determined that a valuation allowance was not needed against the federal deferred tax assets.  Management’s determination was based on taxable income in the carry-back period, existing taxable temporary differences and anticipated future events.

Note 12 - Contingent Liabilities

The Corporation and its subsidiaries are not parties to any material litigation.  However, the Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations.  In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of these matters will be.  Based on current knowledge and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition.  For information regarding income tax contingencies, refer to Note 11.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 13 - Business Segment Information

The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities.  This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk, and foreign exchange risk. The Other category includes discontinued operations, the income and expense impact of equity and cash, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at September 30, 2010. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.

For a description of the business activities of each business segment and further information on the methodologies, which form the basis for these results, refer to Note 24 to the consolidated financial statements in the Corporation’s 2009 Annual Report.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 13 - Business Segment Information (continued)

Business segment financial results for the nine months ended September 30, 2010 and 2009 are shown in the following table.

			Wealth &
(dollar amounts in millions)	Business	Retail	Institutional
Nine Months Ended September 30, 2010	Bank	Bank	Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$1,029	$397	$128	$(313)	$4	$1,245
Provision for loan losses	277	75	68	—	3	423
Noninterest income	222	131	181	37	3	574
Noninterest expenses	475	480	230	6	12	1,203
Provision (benefit) for income taxes (FTE)	144	(10)	4	(107)	(2)	29
Income from discontinued operations, net of tax	—	—	—	—	17	17
Net income (loss)	$355	$(17)	$7	$(175)	$11	$181
Net credit-related charge-offs	$351	$66	$34	$—	$—	$451

Selected average balances:
Assets	$30,733	$5,939	$4,873	$9,266	$5,347	$56,158
Loans	30,400	5,452	4,818	25	(4)	40,691
Deposits	18,700	16,874	2,773	750	96	39,193
Liabilities	18,667	16,838	2,757	10,875	887	50,024
Attributed equity	3,077	620	393	997	1,047	6,134

Statistical data:
Return on average assets (a)	1.54%	(0.13)%	0.19%	N/M	N/M	0.43%
Return on average attributed equity	15.39	(3.60)	2.32	N/M	N/M	1.40
Net interest margin (b)	4.52	3.15	3.56	N/M	N/M	3.23
Efficiency ratio	37.94	89.96	76.42	N/M	N/M	66.25

			Wealth &
	Business	Retail	Institutional
Nine Months Ended September 30, 2009	Bank	Bank	Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$985	$380	$119	$(336)	$29	$1,177
Provision for loan losses	681	107	43	—	(5)	826
Noninterest income	214	142	209	266	5	836
Noninterest expenses	473	482	225	14	31	1,225
Provision (benefit) for income taxes (FTE)	(38)	(30)	22	(36)	(1)	(83)
Loss from discontinued operations, net of tax	—	—	—	—	1	1
Net income (loss)	$83	$(37)	$38	$(48)	$10	$46
Net credit-related charge-offs	$529	$89	$26	$—	$—	$644

Selected average balances:
Assets	$37,265	$6,670	$4,897	$12,145	$3,319	$64,296
Loans	36,452	6,099	4,762	1	(3)	47,311
Deposits	14,874	17,540	2,589	5,464	65	40,532
Liabilities	15,168	17,513	2,580	21,562	349	57,172
Attributed equity	3,388	645	362	1,091	1,638	7,124

Statistical data:
Return on average assets (a)	0.29%	(0.27)%	1.04%	N/M	N/M	0.09%
Return on average attributed equity	3.24	(7.59)	14.05	N/M	N/M	(1.48)
Net interest margin (b)	3.61	2.90	3.29	N/M	N/M	2.65
Efficiency ratio	39.53	91.93	71.51	N/M	N/M	68.82

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

N/M - Not Meaningful

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 13 - Business Segment Information (continued)

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida.  In addition to the four primary geographic markets, Other Markets and International are also reported as market segments.  Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria.  For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at September 30, 2010.

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

Note 13 - Business Segment Information (continued)

Market segment financial results for the nine months ended September 30, 2010 and 2009 are shown in the following table.

(dollar amounts in millions) Nine Months Ended September 30, 2010	Midwest	Western	Texas	Florida	Other Markets	International	Finance & Other Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$613	$482	$238	$31	$134	$56	$(309)	$1,245
Provision for loan losses	152	137	33	29	79	(10)	3	423
Noninterest income	298	100	64	11	35	26	40	574
Noninterest expenses	553	322	186	34	65	25	18	1,203
Provision (benefit) for income taxes (FTE)	72	48	29	(7)	(28)	24	(109)	29
Income from discontinued operations, net of tax	—	—	—	—	—	—	17	17
Net income (loss)	$134	$75	$54	$(14)	$53	$43	$(164)	$181
Net credit-related charge-offs	$159	$170	$38	$23	$56	$5	$—	$451

Selected average balances:
Assets	$14,756	$12,974	$6,699	$1,560	$3,926	$1,630	$14,613	$56,158
Loans	14,608	12,775	6,495	1,566	3,654	1,572	21	40,691
Deposits	17,610	11,890	5,240	376	2,132	1,099	846	39,193
Liabilities	17,588	11,815	5,230	363	2,163	1,103	11,762	50,024
Attributed equity	1,426	1,325	668	164	353	154	2,044	6,134

Statistical data:
Return on average assets (a)	0.94%	0.76%	1.07%	(1.19)%	1.82%	3.55%	N/M	0.43%
Return on average attributed equity	12.52	7.51	10.73	(11.38)	20.21	37.75	N/M	1.40
Net interest margin (b)	4.64	5.04	4.90	2.70	4.92	4.59	N/M	3.23
Efficiency ratio	60.36	55.27	61.55	81.10	40.43	30.08	N/M	66.25

Nine Months Ended September 30, 2009	Midwest	Western	Texas	Florida	Other Markets	International	Finance & Other Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$597	$461	$220	$33	$122	$51	$(307)	$1,177
Provision for loan losses	336	280	65	58	78	14	(5)	826
Noninterest income	328	100	63	9	41	24	271	836
Noninterest expenses	568	323	177	28	61	23	45	1,225
Provision (benefit) for income taxes (FTE)	(5)	(21)	15	(18)	(31)	14	(37)	(83)
Income from discontinued operations, net of tax	—	—	—	—	—	—	1	1
Net income (loss)	$26	$(21)	$26	$(26)	$55	$24	$(38)	$46
Net credit-related charge-offs	$248	$241	$40	$44	$66	$5	$—	$644

Selected average balances:
Assets	$17,699	$14,814	$7,768	$1,787	$4,720	$2,044	$15,464	$64,296
Loans	16,978	14,615	7,536	1,790	4,402	1,992	(2)	47,311
Deposits	17,077	10,837	4,436	304	1,558	791	5,529	40,532
Liabilities	17,373	10,754	4,447	294	1,613	780	21,911	57,172
Attributed equity	1,572	1,376	699	171	416	161	2,729	7,124

Statistical data:
Return on average assets (a)	0.18%	(0.19)%	0.45%	(1.93)%	1.54%	1.58%	N/M	0.09%
Return on average attributed equity	2.16	(2.03)	5.02	(20.13)	17.51	20.04	N/M	(1.48)
Net interest margin (b)	4.68	4.20	3.90	2.48	3.73	3.34	N/M	2.65
Efficiency ratio	61.34	57.57	62.43	66.00	41.37	30.87	N/M	68.82

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

Note 14 - Discontinued Operations

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

The components of net income from discontinued operations for the nine-month periods ended September 30, 2010 and 2009 are shown in the following table.  There was no income from discontinued operations for the three-month periods ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
(in millions, except per share data)	2010	2009
Income from discontinued operations before income taxes	$27	$2
Provision for income taxes	10	1
Net income from discontinued operations	$17	$1

Earnings per common share from discontinued operations:
Basic	$0.10	$0.01
Diluted	0.10	0.01

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Any statements in this report that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “outcome,” “continue,” “remain,” “maintain,” “trend,” “objective” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements.  These forward-looking statements are predicated on the beliefs and assumptions of the Corporation’s management based on information known to the Corporation’s management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation’s management for future or past operations, products or services, and forecasts of the Corporation’s revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation’s management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation’s actual results could differ materially from those discussed.  Factors that could cause or contribute to such differences are further economic downturns, changes in the pace of an economic recovery and related changes in employment levels, changes in real estate values, fuel prices, energy costs or other events that could affect customer income levels or general economic conditions, the effects of recently enacted legislation, actions taken by or proposed by the U.S. Department of Treasury, the Board of Governors of the Federal Reserve System, the Texas Department of Banking and the Federal Deposit Insurance Corporation, legislation or regulations enacted in the future, and the impact and expiration of such legislation and regulatory actions, the effects of war and other armed conflicts or acts of terrorism, the effects of natural disasters including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods, the disruption of private or public utilities, the implementation of the Corporation’s strategies and business models, management’s ability to maintain and expand customer relationships, changes in customer borrowing, repayment, investment and deposit practices, management’s ability to retain key officers and employees, changes in the accounting treatment of any particular item, the impact of regulatory examinations, declines or other changes in the businesses or industries in which the Corporation has a concentration of loans, including, but not limited to, the automotive production industry and the real estate business lines, the anticipated performance of any new banking centers, the entry of new competitors in the Corporation’s markets, changes in the level of fee income, changes in applicable laws and regulations, including those concerning taxes, banking, securities and insurance, changes in trade, monetary and fiscal policies, including the interest rate policies of the Board of Governors of the Federal Reserve System, fluctuations in inflation or interest rates, changes in general economic, political or industry conditions and related credit and market conditions, the interdependence of financial service companies and adverse conditions in the stock market. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 11 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, “Item 1A. Risk Factors” beginning on page 67 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, “Item 1A. Risk Factors” beginning on page 71 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and “Item 1A. Risk Factors” beginning on page 72 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Results of Operations

Net income for the three months ended September 30, 2010 was $59 million, an increase of $40 million from $19 million reported for the three months ended September 30, 2009.  The increase in net income in the third quarter 2010 compared to the same period in 2009, was primarily due to a $197 million decrease in the provision for credit losses ($189 million decrease in the provision for loan losses and a $8 million decrease in the provision for credit losses on lending-related commitments) and a $19 million increase in net interest income, partially offset by decreases of $107 million in net securities gains and $8 million in service charges on deposit accounts and an increase of $16 million in salaries expense.  Net income attributable to common shares was $59 million for the third quarter 2010, compared to a net loss attributable to common shares of $16 million for the same period one year ago.  There were no preferred stock dividends included in net income attributable to common shares for the three months ended September 30, 2010, compared to $34 million of preferred stock dividends included in the net loss attributable to common shares for the same period one year ago. Diluted net income per common share was $0.33 in the third quarter 2010, compared to a diluted net loss per common share of $0.10 for the same period one year ago.

Net income for the nine months ended 2010 was $181 million, an increase of $135 million from $46 million reported for the nine months ended September 30, 2009.  The increase in net income for the nine months ended September 30, 2010 from the comparable 2009 period resulted primarily from a $399 million decrease in the provision for credit losses ($403 million decrease in the provision for loan losses, partially offset by a $4 million increase in the provision for credit losses on lending-related commitments), a $70 million increase in net interest income, a decrease of $28 million in FDIC insurance expense, and a $17 million after-tax gain recognized in “income from discontinued operations” in the first quarter 2010.  These increases were partially offset by decreases of $230 million in net securities gains and $13 million in service charges on deposit accounts.  The nine-month period ended September 30, 2009 included a reduction of accrued tax interest as a result of offsetting anticipated refunds against estimated amounts due to the Internal Revenue Service (IRS) and a $24 million non-taxable gain on the termination of certain leveraged leases which, in addition to the impact of the increase in pre-tax income, resulted in a $114 million increase in the provision for income taxes in the nine months ended September 30, 2010, compared to the comparable 2009 period.  After preferred dividends of $123 million, net income attributable to common shares was $58 million for the first nine months of 2010, compared to a net loss attributable to common shares of $56 million, after preferred dividends of $101 million, in the same period one year ago.  Diluted net income per common share, which included a $94 million charge related to the redemption of preferred stock, discussed in the “Capital” section of this financial review, was $0.34 for the first nine months of 2010, compared to a diluted net loss per common share of $0.37 for the comparable 2009 period.

Fourth Quarter 2010 Outlook

For the fourth quarter 2010, management expects:

•                  Average earning assets of approximately $48 billion in the fourth quarter 2010, largely reflecting a decline in average excess liquidity from $3.0 billion in the third quarter 2010 to approximately $1 billion in the fourth quarter 2010. Excess liquidity is expected to decline primarily due to debt maturities and the redemption of the trust preferred securities.

•                  An average net interest margin between 3.30 percent and 3.35 percent primarily based on a decline in excess liquidity.

•                  Fourth quarter 2010 net credit-related charge-offs similar to third quarter 2010. The provision for credit losses is expected to be below net credit-related charge-offs.

•                  A low single-digit decline in noninterest income compared to the third quarter 2010.  Included in the outlook is the incremental negative impact of overdraft policy changes implemented in the third quarter 2010 in response to new regulations issued by the Federal Reserve. Market-related fees are expected to be lower as customers remain cautious in a sluggish and still uncertain economic environment.

•                  A low single-digit increase in noninterest expenses compared to the third quarter 2010.  Included in the outlook is an estimated $5 million negative impact reflecting accelerated accretion of the remaining original issuance discount on the redemption of trust preferred securities.

Net Interest Income

Net interest income was $404 million for the three months ended September 30, 2010, an increase of $19 million compared to $385 million for the same period in 2009.  The increase in net interest income in the third quarter 2010, compared to the same period in 2009, resulted primarily from changes in the funding mix, including a continued shift in funding sources toward lower-cost funds, maturities of higher-cost medium and long-term debt and improved loan spreads. The “Quarterly Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent” table of this financial review details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended September 30, 2010, compared to the same period in the prior year. On a FTE basis, net interest income increased $18 million to $405 million for the three months ended September 30, 2010, from $387 million for the comparable period in 2009.  Average earning assets decreased $7.3 billion, or 13 percent, to $50.2 billion in the third quarter 2010, compared to $57.5 billion in the third quarter 2009, due to decreases of $4.7 billion, or 10 percent, in average loans, $2.2 billion, or 24 percent, in average investment securities available-for-sale, and $491 million, or 14 percent, in average interest-bearing deposits with banks. The net interest margin (FTE) for the three months ended September 30, 2010 increased 55 basis points to 3.23 percent, from 2.68 percent for the comparable period in 2009, primarily due to the reasons cited for the increase in net interest income discussed above. The net interest margin was reduced by approximately 19 basis points and 16 basis points in the third quarters of 2010 and 2009, respectively, from excess liquidity. Excess liquidity was represented by $3.0 billion and $3.5 billion of average balances deposited with the Federal Reserve Bank (FRB), included in interest-bearing deposits with banks in the consolidated balance sheets, in the third quarters of 2010 and 2009, respectively.

Net interest income was $1.2 billion for the nine months ended September 30, 2010, an increase of $70 million compared to the same period in 2009.  The increase in net interest income in the nine months ended 2010, compared to the same period in 2009, was primarily due to the same reasons cited in the quarterly discussion above.  The “Year-to-date Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent” table provides an analysis of net interest income for the first nine months of 2010 on a FTE basis, compared to the same period in the prior year. On a FTE basis, net interest income for the nine months ended September 30, 2010 was $1.2 billion, an increase of $68 million compared the same period in 2009.  Average earning assets decreased $7.9 billion, or 13 percent, to $51.6 billion for the nine months ended September 30, 2010, compared to the same period in the prior year, due to a $6.6 billion, or 14 percent, decrease in average loans, to $40.7 billion, and a $2.5 billion decrease in average investment securities available-for-sale, partially offset by an increase of $1.2 billion in average interest-bearing deposits with banks.  The net interest margin (FTE) for the nine months ended September 30, 2010 increased 58 basis points to 3.23 percent, from 2.65 percent for the same period in 2009, primarily due to the same reasons cited in the quarterly discussion above.  The impact of excess liquidity, as defined above, was a reduction of approximately 22 basis points and 10 basis points to the net interest margin (FTE) for the nine-month periods ended September 30, 2010 and 2009, respectively.  Refer to the “Supplemental Financial Data” section of this financial review for reconcilements of non-GAAP financial measures.

For further discussion of the effects of market rates on net interest income, refer to the “Market Risk” section of this financial review.

For the fourth quarter 2010, management expects an average net interest margin between 3.30 percent and 3.35 percent primarily based on a decline in excess liquidity.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	September 30, 2010			September 30, 2009
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans	$20,967	$203	3.84%	$23,401	$223	3.79%
Real estate construction loans	2,625	21	3.19	4,033	29	2.83
Commercial mortgage loans	10,257	105	4.06	10,359	110	4.21
Residential mortgage loans	1,590	21	5.25	1,720	24	5.66
Consumer loans	2,421	21	3.53	2,550	24	3.68
Lease financing	1,064	10	3.69	1,218	12	3.96
International loans	1,178	12	3.89	1,501	14	3.65
Business loan swap income	—	7	—	—	9	—
Total loans	40,102	400	3.96	44,782	445	3.94

Auction-rate securities available-for-sale	673	1	0.99	962	3	1.29
Other investment securities available-for-sale	6,233	54	3.54	8,108	62	3.10
Total investment securities available-for-sale	6,906	55	3.27	9,070	65	2.91
Federal funds sold and securities purchased under agreements to resell	13	—	0.31	2	—	0.29
Interest-bearing deposits with banks (a)	3,047	2	0.25	3,538	2	0.25
Other short-term investments	121	—	1.53	121	1	1.80
Total earning assets	50,189	457	3.64	57,513	513	3.55

Cash and due from banks	843			873
Allowance for loan losses	(1,003)			(992)
Accrued income and other assets	4,700			4,554
Total assets	$54,729			$61,948

Money market and NOW deposits	$16,681	13	0.31	$13,090	15	0.46
Savings deposits	1,377	1	0.08	1,347	—	0.09
Customer certificates of deposit	5,808	12	0.87	8,145	46	2.23
Total interest-bearing core deposits	23,866	26	0.43	22,582	61	1.07

Other time deposits	65	—	0.51	3,573	28	3.05
Foreign office time deposits	479	1	0.36	660	—	0.24
Total interest-bearing deposits	24,410	27	0.43	26,815	89	1.32

Short-term borrowings	208	—	0.35	434	—	0.13
Medium- and long-term debt	8,245	25	1.21	13,311	37	1.10
Total interest-bearing sources	32,863	52	0.63	40,560	126	1.23

Noninterest-bearing deposits	14,920			13,225
Accrued expenses and other liabilities	1,104			1,098
Total shareholders’ equity	5,842			7,065
Total liabilities and shareholders’ equity	$54,729			$61,948

Net interest income/rate spread (FTE)		$405	3.01		$387	2.32

FTE adjustment		$1			$2

Impact of net noninterest-bearing sources of funds			0.22			0.36
Net interest margin (as a percentage of average earning assets) (FTE) (a)			3.23%			2.68%

(a)    Excess liquidity, represented by average balances deposited with the FRB, reduced the net interest margin by 19 basis points and 16 basis points in the third quarter 2010 and 2009, respectively.  Excluding excess liquidity, the net interest margin would have been 3.42% and 2.84% in each respective period. See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

Quarterly Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	September 30, 2010/September 30, 2009
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume (a)	(Decrease)
Loans	$(1)	$(44)	$(45)
Investment securities available-for-sale	7	(17)	(10)
Interest-bearing deposits with banks	—	—	—
Other short-term investments	—	(1)	(1)
Total earning assets	6	(62)	(56)

Interest-bearing deposits	(55)	(7)	(62)
Medium- and long-term debt	4	(16)	(12)
Total interest-bearing sources	(51)	(23)	(74)

Net interest income/rate spread (FTE)	$57	$(39)	$18

(a) Rate/Volume variances are allocated to variances due to volume.

Year-to-date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Nine Months Ended
	September 30, 2010			September 30, 2009
	Average		Average	Average		Average
(dollar amounts in millions)	Balance	Interest	Rate	Balance	Interest	Rate

Commercial loans	$20,963	$614	3.92%	$25,399	$678	3.57%
Real estate construction loans	2,997	69	3.08	4,287	94	2.92
Commercial mortgage loans	10,338	321	4.15	10,422	327	4.20
Residential mortgage loans	1,610	65	5.37	1,787	76	5.69
Consumer loans	2,450	65	3.55	2,565	71	3.71
Lease financing	1,100	31	3.72	1,248	29	3.08
International loans	1,233	37	3.96	1,603	46	3.80
Business loan swap income	—	24	—	—	25	—
Total loans	40,691	1,226	4.02	47,311	1,346	3.80

Auction-rate securities available-for-sale	789	6	1.04	1,040	12	1.50
Other investment securities available-for-sale	6,393	172	3.66	8,617	267	4.24
Total investment securities available-for-sale	7,182	178	3.36	9,657	279	3.93

Federal funds sold and securities purchased under agreements to resell	5	—	0.38	24	—	0.32
Interest-bearing deposits with banks (a)	3,641	7	0.25	2,426	5	0.25
Other short-term investments	126	1	1.64	162	2	1.79
Total earning assets	51,645	1,412	3.66	59,580	1,632	3.67

Cash and due from banks	809			901
Allowance for loan losses	(1,033)			(913)
Accrued income and other assets	4,737			4,728
Total assets	$56,158			$64,296

Money market and NOW deposits	$16,035	38	0.32	$12,579	49	0.52
Savings deposits	1,397	1	0.07	1,326	1	0.12
Customer certificates of deposit	5,968	42	0.94	8,571	159	2.48
Total interest-bearing core deposits	23,400	81	0.46	22,476	209	1.25

Other time deposits	409	9	3.04	4,983	109	2.93
Foreign office time deposits	462	1	0.27	688	2	0.31
Total interest-bearing deposits	24,271	91	0.50	28,147	320	1.52

Short-term borrowings	230	—	0.24	1,262	2	0.25
Medium- and long-term debt	9,521	76	1.06	14,073	133	1.26
Total interest-bearing sources	34,022	167	0.65	43,482	455	1.40

Noninterest-bearing deposits	14,922			12,385
Accrued expenses and other liabilities	1,080			1,305
Total shareholders’ equity	6,134			7,124
Total liabilities and shareholders’ equity	$56,158			$64,296

Net interest income/rate spread (FTE)		$1,245	3.01		$1,177	2.27

FTE adjustment		$4			$6

Impact of net noninterest-bearing sources of funds			0.22			0.38
Net interest margin (as a percentage of average earning assets) (FTE) (a)			3.23%			2.65%

(a)     Excess liquidity, represented by average balances deposited with the FRB, reduced the net interest margin by 22 basis points and 10 basis points year-to-date in 2010 and 2009, respectively.  Excluding excess liquidity, the net interest margin would have been 3.45% and 2.75% in each respective period.  See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

Year-to-date Analysis of Net Interest Income & Rate/Volume — Fully Taxable Equivalent (FTE) (continued)

	Nine Months Ended
	September 30, 2010/September 30, 2009
	Increase	Increase	Net
	(Decrease)	(Decrease)	Increase
(in millions)	Due to Rate	Due to Volume (a)	(Decrease)
Loans	$67	$(187)	$(120)
Investment securities available-for-sale	(40)	(61)	(101)
Interest-bearing deposits with banks	—	2	2
Other short-term investments	—	(1)	(1)
Total earning assets	27	(247)	(220)

Interest-bearing deposits	(115)	(114)	(229)
Short term borrowings	—	(2)	(2)
Medium- and long-term debt	(21)	(36)	(57)
Total interest-bearing sources	(136)	(152)	(288)

Net interest income/rate spread (FTE)	$163	$(95)	$68

(a) Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments. The provision for loan losses was $122 million for the third quarter 2010, compared to $311 million for the same period in 2009.  The provision for loan losses for the first nine months of 2010 was $423 million, compared to $826 million for the same period in 2009.  The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed under the “Credit Risk” subheading in the “Risk Management” section of this financial review.  The decreases of $189 million and $403 million in the provision for loan losses in the three- and nine-month periods ended September 30, 2010, respectively, when compared to the same periods in 2009, resulted primarily from improvements in credit quality. Improvements in credit quality included a decline of $1.6 billion in the Corporation’s watch list loans — generally consistent with regulatory defined special mention, substandard and doubtful (nonaccrual) loans — from December 31, 2009 to September 30, 2010, compared to an increase of $2.5 billion in the same period in 2009.  Additional indicators of improved credit quality included decreases in the inflow to nonaccrual (based on an analysis of nonaccrual loans with book balances greater than $2 million) of $67 million and $285 million and decreases in net credit-related charge-offs of $107 million and $193 million in the three- and nine-month periods ended September 30, 2010, respectively, compared to the same periods in the prior year.

The national economy was recovering moderately from mid 2009 until the middle of the second quarter 2010, when economic indicators began showing signs of weaker growth.  The initial recovery was spurred by the revival of credit and capital markets and massive monetary and budget stimuli.  In early 2010, the private sector began to take the lead as reflected in renewed growth in private payrolls and notable strength in the manufacturing sector. The Michigan economy showed signs of recovering somewhat more slowly than the nation with strength concentrated in manufacturing. The average Michigan Business Activity Index for the first eight months of 2010 increased 14 percent from the average for full-year 2009.  The Michigan Business Activity index represents nine different measures of economic activity compiled by the Corporation. The California economy also appears to be lagging the national recovery. California nonfarm payrolls through August were rising at an annual rate of less than one percent, and homebuilding and consumer spending were weak. The average California Economic Activity Index compiled by the Corporation for the first eight months of 2010 increased three percent from the average for full-year 2009.  The California Economic Activity Index equally weights nine, seasonally-adjusted, coincident measures of economic activity.  Texas continued to outperform the national economy in 2010, with notable strength in manufacturing and energy exploration. Reflecting the broadening recovery in Texas, nonfarm payrolls increased at a two percent annual rate over the first eight months of the year, compared to slightly below one percent increase nationally.  Forward-looking indicators suggest that economic conditions in the Corporation’s primary geographic markets are likely to continue to strengthen gradually against a background of moderate national and global expansions.

Total net credit-related charge-offs include net charge-offs on both loans and lending-related commitments.  Net loan charge-offs for the third quarter 2010 decreased $107 million to $132 million, or 1.32 percent of average total loans, compared to $239 million, or 2.14 percent for the third quarter 2009.  The decrease in net loan charge-offs in the third quarter 2010, compared to the third quarter 2009, reflected decreases in net loan charge-offs in nearly all business lines. Decreases in net loan charge-offs included the Commercial Real Estate ($32 million), Middle Market ($32 million), Global Corporate Banking ($23 million) and Small Business Banking ($12 million) business lines.  The $32 million decrease in net loan charge-offs in the Commercial Real Estate business line primarily reflected a decrease in the Western market.  By geographic market, net loan charge-offs decreased in all markets in the third quarter 2010, compared to the same period in 2009.

Net loan charge-offs for the first nine months of 2010 were $451 million, compared to $644 million for the same period in 2009.  The $193 million decrease in net loan charge-offs for the first nine months of 2010, compared to the same period in 2009, consisted primarily of decreases in net loan charge-offs in the Commercial Real Estate ($93 million), Specialty Businesses ($42 million), Global Corporate Banking ($40 million) and Small Business Banking ($22 million) business lines, partially offset by an increase in the Private Banking ($8 million) business line.  The Specialty Businesses business line includes Energy Lending, Leasing, Technology and Life Sciences, Mortgage Banker Finance, Entertainment Lending and the Financial Services Division.  The $93 million decrease in net loan charge-offs in the Commercial Real Estate business line reflected decreases in all markets, with the exception of Texas. By geographic market, net loan charge-offs decreased in all markets for the nine-month period ended September 30, 2010, compared to the same period in 2009.

The provision for credit losses on lending-related commitments was a negative provision of $6 million for the three month period ended September 30, 2010, compared to a provision of $2 million for the comparable period in 2009. The decrease for the three-month period ended September 30, 2010, when compared to the same period in 2009, resulted primarily from improved credit quality in unfunded commitments in the Midwest market. The provision for credit losses on lending-related commitments was a provision of $1 million for the nine month period ended September 30, 2010, compared to a negative provision of $3 million for the comparable period in 2009.  The increase for the nine-month period ended September 30, 2010, when compared to the same period in 2009, resulted primarily from an increase in reserves on standby letters of credit in both the Midwest and Western markets. The Corporation establishes this provision to maintain an adequate allowance to cover probable credit losses inherent in lending-related commitments, which is discussed under the “Credit Risk” subheading in the “Risk Management” section of this financial review.  There were less than $0.5 million in lending-related commitment charge-offs in the three- and nine-month periods ended September 30, 2010 and 2009.

An analysis of allowance for credit losses and nonperforming assets is presented under the “Credit Risk” subheading in the “Risk Management” section of this financial review.

Management expects fourth quarter 2010 net credit-related charge-offs similar to third quarter 2010. The provision for credit losses is expected to be below net credit-related charge-offs.

Noninterest Income

Noninterest income was $186 million for the three months ended September 30, 2010, a decrease of $129 million, or 41 percent, compared to $315 million for the same period in 2009, resulting primarily from declines of $107 million in net securities gains and $8 million in service charges on deposit accounts, and a $7 million third quarter 2009 gain on the repurchase of debt.  Net securities gains in the third quarter 2009 included $102 million of gains on the sale of mortgage-backed government agency securities.

Noninterest income was $574 million for the first nine months of 2010, a decrease of $262 million, or 31 percent, compared to the same period in 2009, primarily due to decreases of $230 million in net securities gains, $13 million in service charges on deposit accounts, $8 million in fiduciary income and $6 million in brokerage fees, partially offset by increases of $8 million in commercial lending fees, $6 million in letter of credit fees and $6 million in card fees.  The first nine months of 2009 also included $8 million of net gains from the termination of certain leveraged leases and a $7 million gain on the repurchase of debt.  Net securities gains in the first nine months of 2009 included $220 million of gains on the sale of mortgage-backed government agency securities.

For the fourth quarter 2010, management expects a low single-digit decline in noninterest income compared to the third quarter 2010.  Included in the outlook is the incremental negative impact of overdraft policy changes implemented in the third quarter 2010 in response to new regulations issued by the Federal Reserve.   Market-related fees are expected to be lower as customers remain cautious in a sluggish and still uncertain economic environment.

Noninterest Expenses

Noninterest expenses of $402 million for the three months ended September 30, 2010, increased only $3 million, or one percent, from $399 million for the comparable period in 2009.  The increase in noninterest expenses was primarily due to an increase in salaries expense ($16 million) reflecting annual merit increases and increased share-based compensation expense due to third quarter 2010 stock grants, partially offset by decreases in the provision for credit losses on lending-related commitments ($8 million) and employee benefits expense ($4 million). The number of full-time equivalent employees declined by approximately 300, or three percent, from September 30, 2009 to September 30, 2010.

Noninterest expenses decreased $22 million, or 2 percent, to $1.2 billion for the first nine months of 2010.  The decrease in noninterest expense resulted primarily from decreases in FDIC insurance expense ($28 million), primarily reflecting the 2009 industry-wide special assessment charge, and employee benefits expense ($23 million), resulting primarily from a decline in defined benefit pension expense, partially offset by an increase in salaries expense ($22 million).

The following table summarizes salaries and employee benefits expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Salaries	$187	$171	$535	$513
Employee benefits
Defined benefit pension expense	10	14	23	44
Other employee benefits	37	37	113	115
Total employee benefits	47	51	136	159
Total salaries and employee benefits	$234	$222	$671	$672

For the fourth quarter 2010, management expects a low single-digit increase in noninterest expenses compared to the third quarter 2010.  Included in the outlook is an estimated $5 million negative impact reflecting accelerated accretion of the remaining original issuance discount on the redemption of trust preferred securities.

Provision for Income Taxes

The provision for income taxes for the third quarter 2010 was $7 million, compared to a benefit of $29 million for the same period in 2009.  For the nine months ended September 30, 2010, the provision for income taxes was $25 million, compared to a benefit of $89 million for the same period in 2009.   The $36 million increase in the provision for income taxes in the three-month period ended September 30, 2010, compared to the same period in 2009, reflected an increase in income before income taxes and the reduction of accrued tax interest in 2009 as a result of offsetting anticipated refunds against estimated amounts due to the IRS.  The $114 million increase in the provision for income taxes in the nine-month period ended September 30, 2010, compared to the same period in the prior year, reflected an increase in income before income taxes, a non-taxable gain on the termination of certain structured lease transactions in the first quarter 2009 and the reduction of tax interest in 2009 as discussed above.  For further information on income taxes, refer to Note 11 to these unaudited consolidated financial statements.

Net deferred tax assets were $234 million at September 30, 2010, compared to $158 million at December 31, 2009, an increase of $76 million, primarily due to a reduction in deferred tax liabilities resulting from payments made to the IRS in 2010 for structured leasing transactions, partially offset by increased deferred tax liabilities resulting from unrealized gains recognized in other comprehensive income at September 30, 2010. A valuation allowance is provided when it is “more-likely-than-not” that some portion of the deferred tax asset will not be realized. The valuation allowance of $1 million for certain state deferred tax assets was unchanged at September 30, 2010, compared to December 31, 2009.  The Corporation determined that a valuation allowance was not needed against the federal deferred tax assets.  Management’s determination was based on taxable income in the carry-back period, existing taxable temporary differences and anticipated future events.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax, was $17 million for the first nine months of 2010, compared to $1 million for the same period in the prior year. The $16 million increase in the first nine months of 2010, when compared to the same period in the prior year, resulted primarily from a $17 million after-tax gain in the first quarter 2010 from the cash settlement of a note receivable related to the 2006 sale of an investment advisory subsidiary.  For further information on the cash settlement of the note and discontinued operations, refer to Note 14 to these unaudited consolidated financial statements.

Business Segments

The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance Division.  Note 13 to these unaudited consolidated financial statements presents financial results of these business segments for the nine months ended September 30, 2010 and 2009. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 13 to these unaudited consolidated financial statements and Note 24 to the consolidated financial statements in the Corporation’s 2009 Annual Report.

The following table presents net income (loss) by business segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2010		2009
Business Bank	$355	103%	$83	98%
Retail Bank	(17)	(5)	(37)	(44)
Wealth & Institutional Management	7	2	38	46
	345	100%	84	100%
Finance	(175)		(48)
Other (a)	11		10
Total	$181		$46

(a)     Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division.

The Business Bank’s net income of $355 million increased $272 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.  Net interest income (FTE) was $1 billion, an increase of $44 million from the comparable prior year period.  The increase in net interest income (FTE) was primarily due to an increase in loan and deposit spreads and the benefit provided by a $3.8 billion increase in average deposits, partially offset by a $6.1 billion decrease in average loans. The provision for loan losses of $277 million decreased $404 million from the comparable period in the prior year, reflecting decreases in the Commercial Real Estate (with decreases in all markets, except Texas), Global Corporate Banking and Middle Market (primarily in the Midwest market) business lines.  Net credit-related charge-offs of $351 million decreased $178 million from the comparable period in the prior year, primarily due to decreases in charge-offs in the Commercial Real Estate and Global Corporate Banking business lines.  Noninterest income of $222 million increased $8 million from the comparable prior year period, primarily due to increases in commercial lending fees ($8 million), letter of credit fees ($6 million) and foreign exchange income ($5 million), partially offset by an $8 million 2009 gain on the termination of certain leveraged leases and a decline in service charges on deposits ($4 million). Noninterest expenses of $475 million increased $2 million from the same period in the prior year, primarily due to increases in allocated corporate overhead expenses ($22 million) and salaries expense ($8 million), partially offset by decreases in the provision for credit losses on lending-related commitments ($8 million), FDIC insurance expense ($4 million), primarily reflecting the 2009 industry-wide special assessment charge, and employee benefits expense ($4 million), and nominal decreases in other noninterest expense categories.  The provision for income taxes (FTE) of $144 million for the nine month period ended September 30, 2010, increased $182 million, compared to a benefit for income taxes (FTE) of $38 million for the comparable period the prior year, primarily resulting from an increase in income before income taxes.

The net loss for the Retail Bank was $17 million for the nine months ended September 30, 2010, compared to a net loss of $37 million for the nine months ended September 30, 2009.  Net interest income (FTE) of $397 million increased $17 million from the comparable period in the prior year, primarily due to an increase in loan and deposit spreads, partially offset by decreases in average deposits ($666 million) and average loans ($647 million).  The provision for loan losses decreased $32 million from the comparable period in the prior year, reflecting decreases in the Small Business Banking and Personal Banking business lines.  Net credit-related charge-offs of $66 million decreased $23 million from the comparable period in the prior year, primarily due to a decrease in charge-offs in the Small Business Banking business line.  Noninterest income of $131 million decreased $11 million from the comparable prior year period, primarily due to an $8 million decline in service charges on deposits. Noninterest expenses of $480 million decreased $2 million from the same period in the prior year, primarily due to decreases in FDIC insurance expense ($11 million), primarily reflecting the 2009 industry-wide special assessment charge, and employee benefit expense ($4 million), partially offset by an increase in allocated net corporate overhead expenses ($12 million).

Wealth & Institutional Management’s net income of $7 million decreased $31 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.  Net interest income (FTE) of $128 million increased $9 million from the comparable period in the prior year, primarily due to the benefit provided by an increase in average deposits ($184 million) and increases in loan and deposit spreads.  The provision for loan losses increased $25 million from the comparable period in the prior year, primarily reflecting an increase in the Midwest and Western markets.  Net credit-related charge-offs of $34 million increased $8 million from the comparable period in the prior year, primarily due to increases in the Western and Midwest markets. Noninterest income of $181 million decreased $28 million from the comparable period in the prior year, primarily due to decreases in fiduciary income ($8 million), brokerage fees ($7 million), lower gains on auction rate securities ($6 million) and a 2009 gain related to the sale of the defined contribution plan recordkeeping business ($6 million).  Noninterest expenses of $230 million increased $5 million, due to increases in allocated net corporate overhead expense ($7 million) and salaries expense ($4 million), partially offset by a decrease in outside processing expenses ($4 million). The 2009 sale of the defined contribution plan recordkeeping business was the primary reason for the decreases in fiduciary income and outside processing expenses for the nine months ended September 30, 2010, compared to same period in the prior year.

The net loss for the Finance Division was $175 million for the nine months ended September 30, 2010, compared to a net loss of $48 million for the nine months ended September 30, 2009. Net interest expense (FTE) decreased $23 million.  Net interest expense (FTE) in the Finance Division is primarily impacted by the Corporation’s internal funds transfer methodology.  The methodology provides a long-term value based upon assumed deposit lives.  This value is paid by the Finance Division to the three major business segments to incent deposit growth in all rate environments.  Noninterest income decreased $229 million from the comparable period in the prior year, primarily due to a decline in net securities gains.  Noninterest expenses decreased $8 million from the comparable period in the prior year, primarily due to a decline in FDIC insurance ($8 million), primarily reflecting the 2009 industry-wide special assessment charge.

The Other category’s net income was $11 million for the nine months ended September 30, 2010, compared to $10 million for the nine months ended September 30, 2009.  The net income for the nine months ended September 30, 2009 reflected a $17 million after-tax discontinued operations gain recognized in the first quarter 2010, partially offset by timing differences between when corporate expenses are reflected as a consolidated expense and when the expenses are allocated to the business segments.

Market Segments

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida.  In addition to the four primary geographic markets, Other Markets and International are also reported as market segments.  Note 13 to these unaudited consolidated financial statements contains a description and presents financial results of these market segments for the nine months ended September 30, 2010 and 2009.

The following table presents net income (loss) by market segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2010		2009
Midwest	$134	38%	$26	30%
Western	75	22	(21)	(25)
Texas	54	16	26	31
Florida	(14)	(4)	(26)	(31)
Other Markets	53	15	55	66
International	43	13	24	29
	345	100%	84	100%
Finance & Other Businesses (a)	(164)		(38)
Total	$181		$46

(a) Includes discontinued operations and items not directly associated with the market segments.

The Midwest market’s net income of $134 million increased $108 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.  Net interest income (FTE) of $613 million increased $16 million from the comparable period in the prior year, primarily due to an increase in loan and deposit spreads and the benefit provided by a $533 million increase in average deposits, partially offset by a $2.4 billion decrease in average loans.  The provision for loan losses decreased $184 million, reflecting decreases in the Middle Market, Commercial Real Estate and Global Corporate Banking business lines and Leasing. Net credit-related charge-offs of $159 million decreased $89 million from the comparable period in the prior year, primarily due to decreases in charge-offs in the Middle Market business line and Leasing.  Noninterest income of $298 million decreased $30 million from the comparable period in the prior year, primarily due to decreases in service charges on deposit accounts ($9 million), fiduciary income ($8 million) and an $8 million 2009 gain on the termination of certain leveraged leases.  Noninterest expenses of $553 million decreased $15 million from the same period in the prior year, primarily due to decreases in, FDIC insurance ($9 million), primarily reflecting the 2009 industry-wide special assessment charge, employee benefits expense ($6 million), outside processing fees ($6 million) and salaries expense ($5 million), partially offset by an increase in allocated net corporate overhead expenses ($15 million).

The Western market recorded net income of $75 million for the nine months ended September 30, 2010, compared to a net loss of $21 million for the nine months ended September 30, 2009. Net interest income (FTE) of $482 million increased $21 million from the comparable prior year period, primarily due to an increase in loan and deposit spreads and the benefit provided by a $1.1 billion increase in average deposits, partially offset by a $1.8 billion decline in average loans. The provision for loan losses decreased $143 million, reflecting decreases in the Commercial Real Estate (primarily residential real estate developers in California) and Global Corporate Banking business lines. Net credit-related charge-offs of $170 million decreased $71 million from the comparable period in the prior year, primarily due to decreases in charge-offs in the Commercial Real Estate and Global Corporate Banking business lines.  Noninterest income of $100 million remained unchanged from the comparable period in the prior year. Noninterest expenses of $322 million decreased $1 million from the same period in the prior year, primarily due to a decrease in FDIC insurance ($5 million), primarily reflecting the 2009 industry-wide special assessment charge, and nominal decreases in other noninterest expense categories, partially offset by an increase in allocated net corporate overhead expenses ($13 million).

The Texas market’s net income increased $28 million to $54 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.  Net interest income (FTE) of $238 million increased $18 million from the comparable period in the prior year, primarily due to an increase in loan and deposit spreads and the benefit provided by an increase of $804 million in average deposits, partially offset by a $1.0 billion decline in average loans.  The provision for loan losses decreased $32 million, reflecting decreases in the Middle Market business line and Energy Lending.  Net credit-related charge-offs of $38 million decreased $2 million from the comparable period in the prior year, as an increase in the Commercial Real Estate business line was more than offset by decreases in the Middle Market and Small Business Banking lines of business and Energy Lending. Noninterest income of $64 million increased $1 million from the comparable period in the prior year. Noninterest expenses of $186 million increased $9 million from the comparable period in the prior year, primarily due to increases in allocated net corporate overhead expense ($7 million) and salaries expenses ($4 million).

The net loss for the Florida market was $14 million for the nine months ended September 30, 2010, compared to a net loss of $26 million for the nine months ended September 30, 2009.  Net interest income (FTE) of $31 million decreased $2 million from the comparable period in the prior year primarily due to a decline in loan spreads. The provision for loan losses decreased $29 million, reflecting decreases in the Commercial Real Estate business line. Net credit-related charge-offs of $23 million decreased $21 million from the comparable period in the prior year, primarily due to decreases in charge-offs in the Commercial Real Estate and Middle Market business lines.  Noninterest income of $11 million increased $2 million from the comparable period in the prior year, primarily due to nominal increases in several noninterest income categories.  Noninterest expenses of $34 million increased $6 million from the comparable period in the prior year, primarily due to nominal increases in several noninterest expense categories.

The Other Markets’ net income decreased $2 million to $53 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.  Net interest income (FTE) of $134 million increased $12 million from the comparable period in the prior year, primarily due to increases in loan and deposit spreads and the benefit provided by a $574 million increase in average deposits, partially offset by a $748 million decrease in average loans. The provision for loan losses increased $1 million, reflecting an increase in the Middle Market business line, partially offset by decreases in the Commercial Real Estate business line and Technology and Life Sciences. Net credit-related charge-offs of $56 million decreased $10 million from the comparable period in the prior year, primarily due to decreases in charge-offs in the Commercial Real Estate business line and Technology and Life Sciences, partially offset by an increase in charge-offs in the Middle Market business line.  Noninterest income of $35 million decreased $6 million from the comparable period in the prior year, primarily due to a $6 million gain related to the sale of the defined contribution plan recordkeeping business in the second quarter 2009 and a $6 million decline in gains on auction rate securities, partially offset by nominal increases in other noninterest income categories.  Noninterest expenses of $65 million increased $4 million from the comparable period in the prior year, primarily due to an increase in net allocated corporate overhead expenses.

The International market’s net income increased $19 million to $43 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.  Net interest income (FTE) of $56 million increased $5 million from the comparable period in the prior year, primarily due to an increase in loan spreads and the benefit provided by a $308 million increase in average deposits, partially offset by a $420 million decrease in average loans. The provision for loan losses decreased $24 million to a negative provision of $10 million for the nine months ended September 30, 2010, compared to a charge of $14 million for the same period in 2009, primarily due to decreases in specific allowances and loans.  Noninterest income of $26 million increased $2 million from the comparable period in the prior year, primarily due to increases in letter of credit fee income.  Noninterest expenses of $25 million increased $2 million from the comparable period in the prior year, primarily due to an increase in net allocated corporate overhead expenses.

The net loss for Finance & Other Businesses was $164 million for the nine months ended September 30, 2010, compared to a net loss of $38 million for the nine months ended September 30, 2009.  The $126 million increase in net loss was due to the same reasons noted in the Finance Division and Other category discussions under the “Business Segments” heading above.

The following table lists the number of the Corporation’s banking centers by market segment.

	September 30,
	2010	2009
Midwest (Michigan)	217	232
Western:
California	102	98
Arizona	17	15
Total Western	119	113
Texas	94	88
Florida	10	10
International	1	1
Total	441	444

Financial Condition

Total assets decreased $4.2 billion to $55.0 billion at September 30, 2010, compared to $59.2 billion at December 31, 2009.  Total loans decreased $1.9 billion,  interest-bearing deposits with banks decreased $1.8 billion, and investment securities available-for-sale decreased $600 million at September 30, 2010 compared to December 31, 2009.  On an average basis, total assets decreased $3.7 billion in the third quarter 2010, compared to the fourth quarter 2009, resulting primarily from decreases in average total loans of $2.7 billion, and average investment securities available-for-sale of $1.7 billion, partially offset by an increase in average interest-bearing deposits with banks of $566 million.

As shown in the following tables, average loans declined in nearly all business lines and geographic markets in the third quarter 2010, compared to the fourth quarter 2009, reflecting subdued demand from customers in a sluggish and uncertain economic environment.

	Three Months Ended
	September 30,	December 31,		Percent
(dollar amounts in millions)	2010	2009	Change	Change

Average Loans By Business Line:
Middle Market	$11,949	$12,892	$(943)	(7)%
Commercial Real Estate	5,071	6,017	(946)	(16)
Global Corporate Banking	4,398	5,185	(787)	(15)
National Dealer Services	3,487	3,085	402	13
Specialty Businesses (a)	5,035	5,110	(75)	(1)
Total Business Bank	29,940	32,289	(2,349)	(7)
Small Business	3,479	3,753	(274)	(7)
Personal Financial Services	1,835	1,980	(145)	(7)
Total Retail Bank	5,314	5,733	(419)	(7)
Private Banking	4,824	4,746	78	2
Total Wealth & Institutional Management	4,824	4,746	78	2
Finance/Other	24	(15)	39	N/M
Total loans	$40,102	$42,753	$(2,651)	(6)%

Average Loans By Geographic Market:
Midwest	$14,276	$15,449	$(1,173)	(8)%
Western	12,556	13,289	(733)	(6)
Texas	6,357	6,934	(577)	(8)
Florida	1,549	1,613	(64)	(4)
Other Markets	3,802	3,820	(18)	—
International	1,538	1,663	(125)	(8)
Finance/Other	24	(15)	39	N/M
Total loans	$40,102	$42,753	$(2,651)	(6)%

(a)     Includes Entertainment, Energy, Leasing, Financial Services Division, Mortgage Banker Finance and Technology and Life Sciences.

N/M - not meaningful

Management expects average earning assets of approximately $48 billion in the fourth quarter 2010, largely reflecting a decline in average excess liquidity from $3.0 billion in the third quarter 2010 to approximately $1 billion in the fourth quarter 2010. Excess liquidity is expected to decline primarily due to debt maturities and the redemption of the trust preferred securities discussed below.

Total liabilities decreased $3.1 billion, or six percent, to $49.1 billion at September 30, 2010, compared to $52.2 billion at December 31, 2009, primarily due to a $3.8 billion decrease in medium- and long-term debt, partially offset by a $966 million increase in total deposits.  The $3.8 billion decrease in medium- and long-term debt to $7.2 billion at September 30, 2010, compared to December 31, 2009, resulted primarily from the third quarter 2010 early redemption of $2.0 billion of floating-rate Federal Home Loan Bank (FHLB) advances at par due in 2012 and 2013 and the maturity of $1.0 billion of FHLB advances and $950 million of medium-term notes during the period, partially offset by the issuance of $300 million of medium-term senior notes in the third quarter 2010.  On an average basis, deposits increased $545 million in the third quarter 2010, compared to the fourth quarter 2009, resulting primarily from an increase in core deposits, partially offset by a decrease in other time deposits.  Average core deposits, which exclude other time deposits and foreign office time deposits, increased $2.0 billion, or six percent, from the fourth quarter 2009 to the third quarter 2010, reflecting increases of $2.6 billion in money market and NOW deposits and $490 million in noninterest-bearing deposits, partially offset by a $1.0 billion decrease in customer certificates of deposit. Average other time deposits decreased $1.4 billion to $65 million in the third quarter 2010, compared to the fourth quarter 2009, primarily due to the maturity of retail brokered certificates of deposit.

On October 1, 2010, the Corporation redeemed $515 million of 6.576% subordinated notes due 2037 at par and recognized a pre-tax charge of $5 million in the fourth quarter 2010 resulting from the accelerated accretion of the original issuance discount. The notes relate to trust preferred securities issued by an unconsolidated subsidiary, which were concurrently redeemed. For further information regarding the redemption of trust preferred securities, refer to the “Capital” section of this financial review and Note 7 to these unaudited consolidated financial statements.

In April 2010, the FDIC adopted an interim rule extending the Transaction Account Guarantee Program (TAGP) through December 31, 2010 for financial institutions that desire to continue TAGP participation.  The Corporation elected to opt-out of the FDIC’s TAGP extension, effective July 1, 2010.  In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) reinstated, for all financial institutions, unlimited deposit insurance on noninterest-bearing accounts for the period from December 31, 2010 through December 31, 2012.  For further discussion of the Financial Reform Act, refer to “The Dodd-Frank Wall Street Reform and Consumer Protection Act” section of this financial review.

Capital

In the first quarter 2010, the Corporation fully redeemed $2.25 billion of Fixed Rate Cumulative Perpetual Preferred Stock (preferred stock) issued in connection with the U.S. Department of Treasury (U.S. Treasury) Capital Purchase Program.  The redemption was funded by the net proceeds from an $880 million common stock offering completed in the first quarter 2010 and from excess liquidity at the parent company. The redemption resulted in a one-time, non-cash redemption charge of $94 million in the first quarter 2010, reflecting the accelerated accretion of the remaining discount, which reduced diluted earnings per common share by $0.55 for the nine-month period ended September 30, 2010.  The total impact of the preferred stock, including the redemption charge, cash dividends of $24 million and non-cash discount accretion of $5 million, was a reduction to diluted earnings per common share of $0.71 for the nine-month period ended September 30, 2010.  Upon redemption of the preferred stock, related U.S. Treasury Capital Purchase Program restrictions on the Corporation’s ability to declare dividends or repurchase stock ceased, and the Corporation was not required to comply going forward with the U.S. Treasury’s standards for executive compensation and corporate governance.

In the second quarter 2010, the U.S. Treasury sold the related 11.5 million warrants, which granted the right to purchase an equal amount of shares of the Corporation’s common stock at $29.40 per share.  The sale of the warrants by the U.S. Treasury had no impact on the Corporation’s equity.  The warrants remained outstanding at September 30, 2010 and were included in “capital surplus” on the consolidated statements of changes in shareholders’ equity at their original fair value of $124 million.

Total shareholders’ equity decreased $1.2 billion to $5.9 billion at September 30, 2010, compared to December 31, 2009, resulting primarily from the first quarter 2010 full redemption of $2.25 billion of preferred stock issued to the U.S. Treasury, partially offset by the net proceeds from the $880 million common stock offering completed in the first quarter 2010.

The following table presents a summary of changes in total shareholders’ equity for the nine months ended September 30, 2010.

(in millions)
Balance at January 1, 2010		$7,029
Retention of earnings (net income less cash dividends declared)		117
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$96
Cash flow hedges	(13)
Defined benefit and other postretirement plans	15
Total change in accumulated other comprehensive income (loss)		98
Issuance of common stock, net		849
Redemption of preferred stock		(2,250)
Net repurchase of common stock under employee stock plans		(7)
Share-based compensation		24
Other		(3)
Balance at September 30, 2010		$5,857

In November 2007, the Board of Directors of the Corporation authorized the purchase up to 10 million shares of Comerica Incorporated outstanding common stock, in addition to the remaining unfilled portion of the November 2006 authorization.  There is no expiration date for the Corporation’s share repurchase program.  As shown in the following table, which summarizes the Corporation’s share repurchase activity, there were no shares purchased as part of the Corporation’s publicly announced repurchase program during the nine months ended September 30, 2010.

	Total Number of Shares
	Purchased as Part of Publicly	Remaining Share	Total Number
	Announced Repurchase Plans	Repurchase	of Shares	Average Price
(shares in thousands)	or Programs	Authorization (a)	Purchased (b)	Paid Per Share
Total first quarter 2010	—	12,576	60	$35.28
Total second quarter 2010	—	12,576	55	42.64
July 2010	—	12,576	1	37.62
August 2010	—	12,576	1	36.33
September 2010	—	12,576	—	—
Total third quarter 2010	—	12,576	2	37.33
Total year-to-date 2010	—	12,576	117	$38.81

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

Risk-based regulatory capital standards are designed to make regulatory capital requirements more sensitive to differences in credit risk profiles among banking institutions and to account for off-balance sheet exposure.  Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. As shown in the table below, the tangible common equity and Tier 1 common capital ratios increased from December 31, 2009 to September 30, 2010, primarily due to the common stock offering completed in the first quarter 2010.  The Tier 1 and total risk-based capital ratios decreased reflecting the redemption of preferred stock and trust preferred securities, partially offset by the common stock issuance discussed above.

In July 2010, the Financial Reform Act was signed into law, which prohibits holding companies with more than $15 billion in assets from including trust preferred securities in Tier 1 capital, with a phase-in period of three years, beginning in January 2013.  As discussed in the “Financial Condition” section above, on October 1, 2010, the Corporation fully redeemed $500 million of trust preferred securities. Subsequent to the redemption, no additional trust preferred securities remained outstanding.  The $500 million of trust preferred securities outstanding at September 30, 2010 were excluded from Tier 1 and total capital in the computation of risk-based capital ratios as of September 30, 2010.  For further discussion of the Financial Reform Act, refer to “The Dodd-Frank Wall Street

Reform and Consumer Protection Act” section of this financial review.  For a further discussion on the redemption of the trust preferred securities, refer to Note 7 to these consolidated financial statements.

In December 2009, the Basel Committee on Banking Supervision (the Basel Committee) released proposed Basel III guidance on bank capital and liquidity.  In September 2010, the Basel Committee proposed higher global minimum capital standards, including a minimum Tier 1 common capital ratio and additional capital and liquidity requirements, with rules expected to be implemented between 2013 and 2019. Adoption in the U.S. is expected to occur over a similar timeframe, but the final form of the U.S. rules is uncertain. The Corporation believes that the expected impacts from changes in the components of capital and the calculation of risk-weighted assets would not be material.  A higher degree of uncertainty exists regarding the implementation and interpretation of the liquidity rules.  The Corporation expects the liquidity requirements to be manageable. While uncertainty exists in both the final form of the Basel III guidance and whether or not the Corporation will be required to adopt the guidelines, the Corporation is closely monitoring the development of the guidance.

The Corporation’s capital ratios exceeded minimum regulatory requirements as follows:

	September 30, 2010		December 31, 2009
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (a) (b)	$5,939	9.97%	$5,058	8.18%
Tier 1 risk-based (4.00% - minimum) (b)	5,939	9.97	7,704	12.46
Total risk-based (8.00% - minimum) (b)	8,565	14.38	10,468	16.93
Leverage (3.00% - minimum) (b)	5,939	10.90	7,704	13.25
Tangible common equity (a)	5,701	10.39	4,720	7.99

(a) See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

(b) September 30, 2010 capital and ratios are estimated.

At September 30, 2010, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (Tier 1 risk-based capital, total risk-based capital and leverage ratios greater than six percent, 10 percent and five percent, respectively).

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

A loan is considered impaired when it is probable that interest or principal payments will not be made in accordance with the contractual terms of the original loan agreement.  The Corporation performs a detailed credit quality review quarterly on large impaired business loans, loans restructured in troubled debt restructurings, and certain large impaired consumer and residential mortgage loans, and establishes a specific allowance for such loans, estimated using one of several methods, including the estimated fair value of underlying collateral, observable market value of similar debt or discounted expected future cash flows.

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

The allowance for all other consumer and residential mortgage loans is determined by applying estimated loss rates to various pools of loans within the portfolios with similar risk characteristics.  Estimated loss rates for all pools are updated quarterly, incorporating factors such as recent charge-off experience, current economic conditions and trends, changes in collateral values of properties securing loans using index-based estimates, and trends with respect to past due and nonaccrual amounts.

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

The total allowance for loan losses is sufficient to absorb incurred losses inherent in the total loan portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance. Inclusion of other industry-specific portfolio exposures in the allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in the need for additional provision for loan losses in order to maintain an allowance that complies with credit risk and accounting policies. The allowance for loan losses was $957 million at September 30, 2010, compared to $985 million at December 31, 2009, a decrease of $28 million, or three percent. The decrease resulted primarily from improvements in credit quality including a decline of $1.6 billion in the Corporation’s watch list loans - generally consistent with regulatory defined special mention, substandard and doubtful (nonaccrual) loans - from December 31, 2009 to September 30, 2010. Additional indicators of improved credit quality included a decrease in the inflow to nonaccrual (based on an analysis of nonaccrual loans with book balances greater than $2 million) of $285 million and a decrease in net credit-related charge-offs of $193 million in the nine-month periods ended September 30, 2010, compared to the same period in the prior year.  The decreases in the allowance for loan losses consisted of decreases in the Commercial Real Estate (primarily the Western, Midwest and Texas markets) and Global Corporate Banking business lines, partially offset by an increase in industry specific allowances for customers in the Private Banking business line (primarily Midwest, Florida and Western market). The allowance for loan losses as a percentage of total period-end loans was 2.38 percent at September 30, 2010, compared to 2.34 percent at December 31, 2009. Nonperforming loans of $1.2 billion at September 30, 2010 modestly increased $10 million, compared to December 31, 2009. All large nonperforming loans are individually reviewed each quarter for potential charge-offs and reserves.  Charge-offs are taken as amounts are determined to be uncollectible.  A measure of the level of charge-offs already taken on nonperforming loans is the current book balance as a percentage of the contractual amount owed.  At September 30, 2010, nonperforming loans were charged-off to 55 percent of the contractual amount, compared to 56 percent at December 31, 2009.  This level of write-downs is consistent with losses experienced on defaulted loans in the first nine months of 2010 and in recent years. The allowance as a percentage of total nonperforming loans, a ratio which results from the actions noted above, was 80 percent at September 30, 2010, compared to 83 percent at December 31, 2009.  The Corporation’s loan portfolio is heavily composed of collateral dependent business loans, which, in the event of default, are typically carried on the books at fair value as nonperforming assets for a longer period of time than are consumer loans, which are generally fully charged off when they become nonperforming, resulting in a lower nonperforming loan allowance coverage.

The allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, provides for probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees.  Allowances for lending-related commitments for which it is probable that the commitment will be drawn (or sold) are estimated using the same methods as business loans.  In general, the probability of draw for letters of credit is considered certain once the credit is assigned an internal risk rating generally consistent with regulatory defined substandard or doubtful.  A standard reserve factor is applied or a specific reserve is established for these letters of credit.  Other letters of credit, all unfunded commitments and financial guarantees have a lower probability of draw, to which standard reserve factors are applied.

The allowance for credit losses on lending-related commitments was $38 million at September 30, 2010, an increase of $1 million from $37 million at December 31, 2009.

Nonperforming assets were $1.3 billion at September 30, 2010 and December 31, 2009, and are summarized in the following table.

	September 30,	December 31,
(in millions)	2010	2009
Nonaccrual loans:
Commercial	$258	$238
Real estate construction:
Commercial Real Estate business line (a)	362	507
Other business lines (b)	4	4
Total real estate construction	366	511
Commercial mortgage:
Commercial Real Estate business line (a)	153	127
Other business lines (b)	304	192
Total commercial mortgage	457	319
Residential mortgage	59	50
Consumer	11	12
Lease financing	10	13
International	2	22
Total nonaccrual loans	1,163	1,165
Reduced-rate loans	28	16
Total nonperforming loans	1,191	1,181
Foreclosed property	120	111
Total nonperforming assets	$1,311	$1,292

Nonperforming loans as a percentage of total loans	2.96%	2.80%
Nonperforming assets as a percentage of total loans and foreclosed property	3.24	3.06
Allowance for loan losses as a percentage of total nonperforming loans	80	83
Loans past due 90 days or more and still accruing	$104	$101
Loans past due 90 days or more and still accruing as a percentage of total loans	0.26%	0.24%

(a) Primarily loans to real estate investors and developers.

(b) Primarily loans secured by owner-occupied real estate.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2010	June 30, 2010	December 31, 2009
Nonaccrual loans at beginning of period	$1,098	$1,145	$1,194
Loans transferred to nonaccrual (a)	294	199	266
Nonaccrual business loan gross charge-offs (b)	(136)	(143)	(217)
Loans transferred to accrual status (a)	(10)	—	—
Nonaccrual business loans sold (c)	(12)	(47)	(10)
Payments/Other (d)	(71)	(56)	(68)
Nonaccrual loans at end of period	$1,163	$1,098	$1,165

(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$136	$143	$217
Performing watch list loans (as defined below)	—	1	—
Consumer and residential mortgage loans	9	14	15
Total gross loan charge-offs	$145	$158	$232
(c) Analysis of loans sold:
Nonaccrual business loans	$12	$47	$10
Performing watch list loans (as defined below)	7	15	1
Total loans sold	$19	$62	$11

(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million and transfers of nonaccrual loans to foreclosed property. Excludes business loan gross charge-offs and business nonaccrual loans sold.

The following table presents the number of nonaccrual loan relationships and balance by size of relationship at September 30, 2010.

(dollar amounts in millions)	Number of
Nonaccrual Relationship Size	Relationships	Balance

Under $2 million (a)	932	$245
$2 million - $5 million	62	193
$5 million - $10 million	32	228
$10 million - $25 million	24	348
Greater than $25 million	5	149
Total loan relationships at September 30, 2010	1,055	$1,163

(a) For nonaccrual balances under $2 million, number of relationships is represented by the number of borrowers.

There were 28 loan relationships with balances greater than $2 million, totaling $294 million, transferred to nonaccrual status in the third quarter 2010, an increase of $95 million from $199 million in the second quarter 2010.  Of the transfers to nonaccrual in the third quarter 2010, $132 million were from the Commercial Real Estate business line (including $96 million and $22 million from the Western and Florida markets, respectively), $91 million were from the Middle Market business line (including $81 million from the Midwest market) and $54 million were from Specialty Businesses business line. There were 12 loan relationships greater than $10 million, totaling $225 million, transferred to nonaccrual in the third quarter 2010, including $94 million, $79 million, and $51 million to companies in the Commercial Real Estate, Middle Market and Specialty Businesses business lines, respectively.

In the third quarter of 2010, the Corporation sold $12 million of nonaccrual business loans at prices approximating carrying value plus reserves, which were substantially all from the Commercial Real Estate business line.

The following table presents a summary of nonaccrual loans at September 30, 2010 and loan relationships transferred to nonaccrual and net loan charge-offs for the three months ended September 30, 2010, based primarily on the Standard Industrial Classification (SIC) industry categories.

			Three Months Ended
			September 30, 2010
(dollar amounts in millions)	September 30, 2010		Loans Transferred to		Net Loan Charge-Offs
Industry Category	Nonaccrual Loans		Nonaccrual (a)		(Recoveries)
Real Estate	$676	59%	$217	74%	$77	60%
Services	96	8	17	6	11	9
Retail Trade	60	5	3	1	11	9
Residential Mortgage	59	5	7	2	2	2
Wholesale Trade	41	4	11	4	—	—
Manufacturing	33	3	—	—	6	5
Entertainment	28	2	23	8	5	3
Transportation & Warehousing	27	2	12	4	2	1
Holding & Other Invest. Co.	25	2	—	—	3	2
Information	24	2	—	—	—	—
Hotels, etc.	22	2	—	—	1	—
Automotive Supplier	22	2	—	—	2	1
Contractors	14	1	—	—	4	3
Natural Resources	12	1	—	—	—	—
Finance	9	1	4	1	1	—
Other (b)	15	1	—	—	7	5
Total	$1,163	100%	$294	100%	$132	100%

(a)     Based on an analysis of nonaccrual loan relationships with book balances greater than $2 million.

(b)    Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, is included in the “Other” category.

At September 30, 2010, troubled debt restructurings totaled $147 million, of which $97 million were included in nonperforming loans ($69 million nonaccrual loans and $28 million reduced-rate loans) and $50 million were included in performing loans. Performing restructured loans included $33 million of commercial loans (primarily in the Middle Market business line), $15 million of commercial mortgage loans (across several business lines) and $2 million of lease financing at September 30, 2010.  At December 31, 2009, troubled debt restructurings totaled $34 million, including $11 million performing restructured loans, $7 million nonaccrual loans and $16 million reduced-rate loans.

Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process that is expected to result in repayment or restoration to current status.  Loans past due 90 days or more and still accruing increased $3 million, to $104 million at September 30, 2010, compared to $101 million at December 31, 2009 and are summarized in the following table. Loans past due 30-89 days decreased $139 million to $383 million at September 30, 2010, compared to $522 million at December 31, 2009.

Loans past due 90 days or more and still accruing are summarized in the following table.

	September 30,	December 31,
(in millions)	2010	2009
Commercial	$18	$10
Real estate construction	17	30
Commercial mortgage	48	31
Residential mortgage	8	15
Consumer	13	13
International	—	2
Total loans past due 90 days or more and still accruing	$104	$101

The following table presents a summary of total internally classified watch list loans - generally consistent with regulatory defined special mention, substandard and doubtful loans.  Watch list loans that meet certain criteria are subjected to quarterly credit quality reviews and the allowance for loan losses includes reserves for such loans. The $1.6 billion decrease in total watch list loans, compared to December 31, 2009, is reflected in the decrease in the allowance for loan losses in the same period.

(dollar amounts in millions)	September 30, 2010	June 30, 2010	December 31, 2009
Total watch list loans	$6,171	$6,651	$7,730
As a percentage of total loans	15.3%	16.4%	18.3%

The following table presents a summary of foreclosed property by property type.

(in millions)	September 30, 2010	June 30, 2010	December 31, 2009
Construction, land development and other land	$54	$43	$62
Single family residential properties	22	16	16
Multi-family residential properties	—	2	3
Other non-land, nonresidential properties	44	32	30
Total foreclosed property	$120	$93	$111

At September 30, 2010, foreclosed property totaled $120 million and consisted of approximately 220 properties, compared to $111 million and approximately 210 properties at December 31, 2009.

The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	September 30, 2010	June 30, 2010	December 31, 2009

Foreclosed property at beginning of period	$93	$89	$109
Acquired in foreclosure	42	32	34
Write-downs	(5)	(3)	(17)
Foreclosed property sold	(10)	(25)	(15)
Foreclosed property at end of period	$120	$93	$111

At September 30, 2010, there were 12 foreclosed properties with carrying values greater than $2 million, totaling $68 million, an increase of $7 million when compared to 13 foreclosed properties totaling $61 million at December 31, 2009.  Of the foreclosed properties with balances greater than $2 million at September 30, 2010, $55 million were in the Commercial Real Estate business line.  At September 30, 2010, there were two foreclosed properties with carrying values greater than $10 million, totaling $29 million. There were no foreclosed properties with carrying values greater than $10 million at June 30, 2010 and December 31, 2009.

Commercial and Residential Real Estate Lending

The following table summarizes the Corporation’s commercial real estate loan portfolio by loan category as of September 30, 2010 and December 31, 2009.

	September 30,	December 31,
(in millions)	2010	2009
Real estate construction loans:
Commercial Real Estate business line (a)	$2,023	$3,002
Other business lines (b)	421	459
Total real estate construction loans	$2,444	$3,461
Commercial mortgage loans:
Commercial Real Estate business line (a)	$2,091	$1,889
Other business lines (b)	8,089	8,568
Total commercial mortgage loans	$10,180	$10,457

(a) Primarily loans to real estate investors and developers.

(b) Primarily loans secured by owner-occupied real estate.

The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $12.6 billion at September 30, 2010, of which $4.1 billion, or 33 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to residential real estate investors and developers.  The remaining $8.5 billion, or 67 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans.

The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio.  The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

	September 30, 2010							December 31, 2009
	Location of Property
(dollar amounts in millions)					Other		% of		% of
Project Type:	Western	Michigan	Texas	Florida	Markets	Total	Total	Total	Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$136	$23	$26	$46	$23	$254	13%	$500	17%
Land development	76	13	60	10	29	188	9	305	10
Total residential	212	36	86	56	52	442	22	805	27
Other construction:
Multi-family	156	—	239	134	110	639	31	774	26
Retail	124	50	280	26	29	509	25	773	26
Multi-use	117	10	52	—	26	205	10	242	8
Office	49	15	62	14	—	140	7	252	8
Commercial	1	10	30	—	5	46	2	70	2
Land development	9	9	10	3	—	31	2	36	1
Other	10	—	—	1	—	11	1	50	2
Total	$678	$130	$759	$234	$222	$2,023	100%	$3,002	100%

Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Single family	$15	$3	$17	$10	$31	$76	4%	$41	2%
Land carry	47	32	19	32	12	142	6	216	12
Total residential	62	35	36	42	43	218	10	257	14
Other commercial mortgage:
Multi-family	51	63	160	125	73	472	23	411	22
Retail	149	101	16	64	91	421	20	327	17
Land carry	145	62	20	16	20	263	13	271	14
Office	154	36	13	11	21	235	11	194	10
Multi-use	111	12	37	—	68	228	11	236	12
Commercial	58	34	12	—	28	132	6	126	7
Other	7	46	7	—	62	122	6	67	4
Total	$737	$389	$301	$258	$406	$2,091	100%	$1,889	100%

Residential real estate development outstandings of $660 million at September 30, 2010 decreased $402 million, or 38 percent, from $1.1 billion at December 31, 2009.

The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience.  However, the significant and sudden decline in residential real estate activity that began in late 2008 in the Western, Florida and Midwest markets proved extremely difficult for many of the smaller residential real estate developers. Of the $2.0 billion of real estate construction loans in the Commercial Real Estate business line, $362 million were on nonaccrual status at September 30, 2010, including single family projects totaling $109 million (primarily in the Western and Florida markets), multi-use projects totaling $76 million (primarily in the Western market) and residential land development projects totaling $73 million (primarily in the Western market).  Real estate construction loan net charge-offs in the Commercial Real Estate business line totaled $134 million for the nine months ended September 30, 2010, including $48 million from single family projects (mostly the Western market), $34 million from residential land development projects, $24 million from multi-use projects (primarily the Texas and Western markets) and $21 million from retail projects (primarily the Western and Midwest markets).

The commercial mortgage loan portfolio totaled $10.2 billion at September 30, 2010 and included $8.1 billion of primarily owner-occupied commercial mortgage loans. Of the $2.1 billion of commercial mortgage loans in the Commercial Real Estate business line, $153 million were on nonaccrual status at September 30, 2010, including residential land carry projects totaling $36 million (primarily in the Midwest and Western markets), single family projects totaling $25 million, nonresidential land carry projects totaling $23 million and office projects totaling $22 million (primarily in the Western market). Commercial mortgage loan net charge-offs in the Commercial Real Estate business line totaled $43 million for the nine months ended September 30, 2010, including $13 million, $9 million, $8 million and $7 million, from residential land carry, commercial land carry, multi-family and office projects, respectively.

Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.3 billion at September 30, 2010.  Residential mortgages totaled $1.6 billion at September 30, 2010, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers.  Of the $1.6 billion of residential mortgage loans outstanding, $59 million were on nonaccrual status at September 30, 2010.  The home equity portfolio totaled $1.7 billion at September 30, 2010, of which $1.5 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $221 million consisted of closed-end home equity loans.  Of the $1.7 billion of home equity loans outstanding, $4 million were on nonaccrual status at September 30, 2010.  A substantial majority of the home equity portfolio was secured by junior liens.  Given the size and make-up of the residential real estate portfolio, the Corporation believes that any impact from current industry foreclosure issues will be minimal.

The following table summarizes the Corporation’s residential mortgage and home equity loan portfolio by geographic market as of September 30, 2010.

	September 30, 2010
	Residential	% of	Home	% of
(dollar amounts in millions)	Mortgage Loans	Total	Equity Loans	Total
Geographic market:
Midwest	$619	39%	$1,071	62%
Western	513	32	459	26
Texas	236	15	155	9
Florida	217	14	48	3
Other Markets	1	—	3	—
Total	$1,586	100%	$1,736	100%

The Corporation rarely originates residential real estate loans with a loan-to-value ratio above 100 percent at origination, has no sub-prime mortgage programs and does not originate payment-option adjustable-rate mortgages or other nontraditional mortgages that allow negative amortization. A significant majority of residential mortgage originations are sold in the secondary market. The residential real estate portfolio is principally located within the Corporation’s primary geographic markets. The economic recession and significant declines in home values in the Western, Florida and Midwest markets following the financial market turmoil beginning in the fall of 2008 adversely impacted the residential real estate portfolio.  At September 30, 2010, the Corporation estimated that, of the $8 million total residential mortgage loans past due 90 days or more and still accruing interest, approximately $2 million exceeded 90 percent of the current value of the underlying collateral, based on S&P/Case-Shiller home price indices.  To account for this exposure, the Corporation factors changes in home values into estimated loss ratios for residential real estate loans, using index-based estimates by major metropolitan area, resulting in an increased allowance allocated for residential real estate loans when home values decline.

Additionally, to mitigate increasing credit exposure due to depreciating home values, the Corporation periodically reviews home equity lines of credit and makes line reductions or converts outstanding balances at line maturity to closed-end, amortizing loans when necessary.

Shared National Credits

Shared National Credit (SNC) loans are facilities greater than $20 million shared by three or more federally supervised financial institutions that are reviewed by regulatory authorities at the agent bank level.  The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans (approximately 950 borrowers at September 30, 2010) totaled $7.4 billion at September 30, 2010, a decline of $1.7 billion from $9.1 billion at December 31, 2009.  SNC net loan charge-offs totaled $13 million and $75 million for the three- and nine-month periods ended September 30, 2010, respectively. Nonaccrual SNC loans increased $44 million to $338 million during the nine months ended September 30, 2010, from $294 million at December 31, 2009. SNC loans, diversified by both business line and geographic market, comprised approximately 20 percent of total loans at both September 30, 2010 and December 31, 2009.  SNC loans are held to the same credit underwriting standards as the remainder of the loan portfolio and face similar credit challenges, primarily driven by residential real estate development.

Automotive Lending

Loans to borrowers involved with automotive production totaled approximately $805 million at September 30, 2010, compared to $941 million at December 31, 2009.  Loans in the National Dealer Services business line totaled $3.7 billion and $3.3 billion at September 30, 2010 and December 31, 2009, respectively. Of the $3.7 billion of outstanding loans in the National Dealer Services business line at September 30, 2010, approximately $2.4 billion, or 64 percent, were to foreign franchises, $841 million, or 23 percent, were to domestic franchises and $474 million, or 13 percent, were to other.  Other dealer loans include obligations where a primary franchise was indeterminable, such as loans to large public dealership consolidators and rental car, leasing, heavy truck and recreation vehicle companies.

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

The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, looking at both 12 and 24 month time horizons, using simulation modeling analysis as its principal risk management evaluation technique. The results of these analyses provide the information needed to assess the balance sheet structure. Changes in economic activity, whether domestic or international, different from those management included in its simulation analyses could translate into a materially different interest rate environment than currently expected. Management evaluates a base case net interest income under an unchanged interest rate environment and what is believed to be the most likely balance sheet structure.  This base case net interest income is then evaluated against non-parallel interest rate scenarios that gradually increase and decrease rates approximately 200 basis points in a linear fashion from the base case over twelve months (but decrease to no lower than zero percent).  Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of a 25 basis point drop, to zero percent, while the rising interest rate scenario reflects a gradual 200 basis point rise. In addition, consistent with each interest rate scenario, adjustments to asset prepayment levels, yield curves, and overall balance sheet mix and growth assumptions are made. These assumptions are inherently uncertain and, as a result, the model may not precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of changes in interest rates, market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Existing derivative instruments entered into for risk management purposes are included in these analyses, but no additional hedging is forecasted.

The table below, as of September 30, 2010 and December 31, 2009, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above. The sensitivity from December 31, 2009 to September 30, 2010 increased with growth in core deposits, though risk to declining interest rates is limited by the current low level of rates.

	September 30, 2010		December 31, 2009
(dollar amounts in millions)	Amount	%	Amount	%

Sensitivity on net interest income to changes in interest rates:
+200 basis points	$98	6%	$74	4%
- 25 basis points (to zero percent)	(14)	(1)	(13)	(1)

In addition to the simulation analysis, an economic value of equity analysis is performed for a longer term view of the interest rate risk position. The economic value of equity analysis begins with an estimate of the economic value of the financial assets and liabilities on the Corporation’s balance sheet, derived through discounting cash flows based on actual rates at the end of the period, and then applies the estimated impact of rate movements to the economic value of assets, liabilities and off-balance sheet instruments. The economic value of equity is then calculated as the difference between the estimated market value of assets and liabilities net of the impact of off-balance sheet instruments.  As with net interest income shocks, a variety of alternative scenarios are performed to measure the impact on economic value of equity, including changes in the level, slope and shape of the yield curve.

The table below, as of September 30, 2010 and December 31, 2009, displays the estimated impact on the economic value of equity from a 200 basis point immediate parallel increase or decrease in interest rates (but decrease to no lower than zero percent).  Similar to the simulation analysis above, due to the current low level of interest rates, the economic value of equity analyses below reflect an interest rate scenario of an immediate 25 basis point drop, to zero percent, while the rising interest rate scenario reflects an immediate 200 basis point rise.  The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2009 and September 30, 2010 was primarily driven by changes in market interest rates, deposit growth, and the Corporation’s mortgage-backed securities portfolio’s forecasted prepayments.

	September 30, 2010		December 31, 2009
(dollar amounts in millions)	Amount	%	Amount	%

Sensitivity of economic value of equity to changes in interest rates:
+200 basis points	$395	4%	$329	3%
- 25 basis points (to zero percent)	(93)	(1)	(91)	(1)

Wholesale Funding

The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. At September 30, 2010, the Corporation held excess liquidity, represented by $3.0 billion deposited with the FRB, compared to $4.8 billion at December 31, 2009. The decrease in excess liquidity resulted from the third quarter 2010 early redemption of $2.0 billion of FHLB advances originally scheduled to mature in late 2012 and early 2013, and the maturity of $1.0 billion of FHLB advances and $950 million of medium-term notes during the period, partially offset by the issuance of $300 million medium-term senior notes in the third quarter 2010.  The Corporation may access the purchased funds market when necessary, which includes certificates of deposit issued to institutional investors in denominations in excess of $100,000 and to retail customers in denominations of less than $100,000 through brokers (“other time deposits” on the consolidated balance sheets), foreign office time deposits and short-term borrowings.  Purchased funds totaled $673 million at September 30, 2010, compared to $2.1 billion at December 31, 2009.  Capacity for incremental purchased funds at September 30, 2010, consisted largely of federal funds purchased, brokered certificates of deposits and securities sold under agreements to repurchase. In addition, the Corporation is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB.  As of September 30, 2010, the Corporation had $3.0 billion of outstanding borrowings from the FHLB with remaining maturities ranging from October 2010 to May 2014. Another source of funding, if needed, would be liquid assets, which totaled $8.8 billion at September 30, 2010, compared to $7.7 billion at December 31, 2009, including cash and due from banks, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities available-for-sale. Additionally, the Corporation could issue up to $13.6 billion of debt at September 30, 2010 under an existing $15 billion medium-term senior note program which allows its principal banking subsidiary to issue debt with maturities between one and 30 years.

A portion of the September 30, 2010 excess liquidity was used to early redeem all $500 million of trust preferred securities and fund $500 million of maturing FHLB advances on October 1, 2010. Strong capital and liquidity positions enabled the Corporation to redeem these higher-cost securities in the fourth quarter 2010, which will result in significant interest savings.  For further information regarding the redemption of trust preferred securities, refer to the “Capital” section of this financial review and Note 7 to these unaudited consolidated financial statements.

Other Market Risks

Certain components of the Corporation’s noninterest income, primarily fiduciary income, are at risk to fluctuations in the market values of underlying assets, particularly equity and debt securities. Other components of noninterest income, primarily brokerage fees, are at risk to changes in the volume of market activity.

At September 30, 2010, the Corporation had a $52 million portfolio of investments in indirect private equity and venture capital funds, with commitments of $23 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable and are included in “accrued income and other assets” on the consolidated balance sheets. The investments are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value.

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

•                  TAG Extension: Provides unlimited deposit insurance on noninterest-bearing accounts from December 31, 2010 to December 31, 2012. Assuming the same assessment rate as the current program, applied to second quarter 2010 deposit levels, the estimated annual cost is approximately $14 million.

•                  Deposit Insurance: Changes the definition of assessment base from domestic deposits to net assets (average consolidated total assets less average tangible equity), increases the deposit insurance fund’s minimum reserve ratio and permanently increases general deposit insurance coverage from $100,000 to $250,000. Assuming no change to the current assessment rate, applied to second quarter 2010 net assets, the estimated increase in annual FDIC fees is approximately $15 million.

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

•                  Interchange Fee: Limits debit card transaction processing fees that card issuers can charge to merchants. Current estimated annual revenue from debit card PIN and signature-based interchange fees of approximately $8 million and $31 million, respectively, could decrease.

•                  Trust Preferred Securities: Prohibits holding companies with more than $15 billion in assets from including trust preferred securities as Tier 1 capital, and allows for a phase-in period of three years, beginning on January 1, 2013. As of June 30, 2010, the Corporation had $500 million of trust preferred securities outstanding that added 83 basis points to the Corporation’s Tier 1 capital ratio. On October 1, 2010, the Corporation redeemed all $500 million of its 6.576 percent subordinated notes due 2037.  As a result, these notes, which relate to trust preferred securities issued by an unconsolidated subsidiary which were concurrently redeemed, are excluded from all risk-based capital calculations at September 30, 2010.

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

The Corporation has concluded that the accounting policy related to goodwill requires classification as a critical accounting policy, effective July 2010, due to the uncertainty in the economic environment, and as a result of the potential impact from changes in legislation and regulations. As of the date of this report, the Corporation does not believe there are any other material changes in the nature or categories of the critical accounting policies or estimates and assumptions from those discussed in the Corporation’s 2009 Annual Report.  The following is a description of our critical accounting policy for goodwill reflecting the results of the most recent annual test performed in the third quarter 2010.

Goodwill

Goodwill is the value attributed to unidentifiable intangible elements in acquired businesses.  Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment.  The Corporation conducts its evaluation of goodwill impairment in the third quarter each year and on an interim basis if events or changes in circumstances between annual tests indicate the assets might be impaired.  Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below.  During the third quarter 2010, the Corporation announced that the Retail Bank and Wealth & Institutional Management business segments would report to a single individual.  As a result of these changes, the Corporation reassessed its reporting units and concluded that under the new reporting structure the Corporation has three reporting units:  Business Bank, Retail Bank and Wealth & Institutional Management.  These changes to the reporting units did not affect the amount of goodwill previously allocated and did not impact the results of previous or current goodwill impairment tests.

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

Estimating the fair value of reporting units is a subjective process involving the use of estimates and judgments, particularly related to future cash flows of the reporting units, discount rates (including market risk premiums) and market multiples.  Material assumptions used in the valuation models included the comparable public company price multiples used in the terminal value, future cash flows and the market risk premium component of the discount rate.  The fair values of the reporting units were determined using a blend of two commonly used valuation techniques, the market approach and the income approach.  The Corporation gives consideration to both valuation techniques, as either technique can be an indicator of value.  For the market approach, valuations of reporting units were based on an analysis of relevant price multiples in market trades in companies with characteristics similar to the reporting unit. For the income approach, estimated future cash flows

(derived from internal forecasts and economic expectations for each reporting unit) and terminal value (value at the end of the cash flow period, based on price multiples) were discounted.  The discount rate was based on the imputed cost of equity capital appropriate for each reporting unit.

As of September 30, 2010, the Business Bank had goodwill of approximately $90 million, the Retail Bank approximately $47 million and the remaining goodwill balance of approximately $13 million of the Corporation’s consolidated goodwill of $150 million was associated with the Wealth and Institutional Management reporting unit.  At the conclusion of the first step of the goodwill impairment test performed in the third quarter 2010, the estimated fair values of all reporting units exceeded their carrying amounts, including goodwill.  The results of the goodwill impairment test for each reporting unit were subjected to stress testing, which consisted of reducing expected future net income by 10 percent, reducing comparable multiples by 10 percent and increasing the discount rate by 200 basis points.  The fair values of all reporting units calculated under the stressed environment exceeded their carrying value, including goodwill. Forecasted cash flows for each of the reporting units improved from the prior year primarily as a result of improvements in credit metrics and increases in deposits, including a favorable change in the deposit mix.  Additionally, the estimated future cash flows of the Retail Bank reflected management’s assumptions regarding the impact of the Financial Reform Act.

Economic conditions impact the assumptions related to imputed cost of equity capital, loss rates, interest and growth rates.  Adverse changes in the economic environment, a decline in the performance of the reporting units or other factors could cause the fair value of the reporting units to fall below their carrying value, resulting in a goodwill impairment charge.  Additionally, if the actual impact of legislative and regulatory changes is significantly different than management’s expectations, the fair value of the reporting units may fall below the carrying value, resulting in a goodwill impairment charge.  Any impairment charge would not affect the Corporation’s regulatory capital ratios, tangible common equity ratio or liquidity position.

Supplemental Financial Data

The following tables provide a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions)	2010	2009	2010	2009
Net interest income (FTE)	$405	$387	$1,245	$1,177
Less:
Interest earned on excess liquidity (a)	2	2	7	4
Net interest income (FTE), excluding excess liquidity	$403	$385	$1,238	$1,173

Average earning assets	$50,189	$57,513	$51,645	$59,580
Less:
Average net unrealized gains on investment securities available-for-sale	180	102	108	184
Average earning assets for net interest margin (FTE)	50,009	57,411	51,537	59,396
Less:
Excess liquidity (a)	2,983	3,492	3,594	2,385
Average earning assets for net interest margin (FTE), excluding excess liquidity	$47,026	$53,919	$47,943	$57,011

Net interest margin (FTE)	3.23%	2.68%	3.23%	2.65%
Net interest margin (FTE), excluding excess liquidity	3.42	2.84	3.45	2.75

Impact of excess liquidity on net interest margin (FTE)	(0.19)	(0.16)	(0.22)	(0.10)

	September 30, 2010	December 31, 2009
Tier 1 capital (b) (c)	$5,939	$7,704
Less:
Fixed rate cumulative perpetual preferred stock	—	2,151
Trust preferred securities	—	495
Tier 1 common capital (c)	$5,939	$5,058
Risk-weighted assets (b) (c)	$59,550	$61,815
Tier 1 common capital ratio (c)	9.97%	8.18%

Total shareholders’ equity	$5,857	$7,029
Less:
Fixed rate cumulative perpetual preferred stock	—	2,151
Goodwill	150	150
Other intangible assets	6	8
Tangible common equity	$5,701	$4,720
Total assets	$55,004	$59,249
Less:
Goodwill	150	150
Other intangible assets	6	8
Tangible assets	$54,848	$59,091
Tangible common equity ratio	10.39%	7.99%

(a) Excess liquidity represented by interest earned on and average balances deposited with the FRB.

(b) Tier 1 capital and risk-weighted assets as defined by regulation.

(c) September 30, 2010 Tier 1 capital and risk-weighted assets are estimated.

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

(b) Changes in Internal Control Over Financial Reporting. During the period to which this report relates, there have not been any changes in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, such controls.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

For information regarding the Corporation’s legal proceedings, see “Part I. Item 1. Note 12 — Contingent Liabilities,” which is incorporated herein by reference.

ITEM 1A.  Risk Factors

There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2009 in response to Part I, Item 1A. of such Form 10-K, other than as amended in our Form 10-Q for the quarterly period ended March 31, 2010 and in our Form 10-Q for the quarter period ending June, 30, 2010, each in response to Part II, Item 1A. of such Form 10-Q. Such risk factors are incorporated herein by reference.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For information regarding the Corporation’s share repurchase activity, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital,” which is incorporated herein by reference.

ITEM 6.  Exhibits

(3.1)

Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated August 4, 2010, regarding the Registrant’s Restated Certificate of Incorporation, and incorporated herein by reference).

(3.2)

Amended and Restated Bylaws of Comerica Incorporated (amended and restated May 20, 2008) (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated May 20, 2008, regarding the Registrant’s Bylaws, and incorporated herein by reference).

(4)

[Reference is made to Exhibits 3.1 and 3.2 in respect of instruments defining the rights of security holders. In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.]

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

(101)

Financial statements from Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. †

†              As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Muneera S. Carr
Muneera S. Carr
Senior Vice President and
Chief Accounting Officer

Date: October 29, 2010

EXHIBIT INDEX

Exhibit
No.	Description

3.1

Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated August 4, 2010, regarding the Registrant’s Restated Certificate of Incorporation, and incorporated herein by reference).

3.2

Amended and Restated Bylaws of Comerica Incorporated (amended and restated May 20, 2008) (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated May 20, 2008, regarding the Registrant’s Bylaws, and incorporated herein by reference).

4

[Reference is made to Exhibits 3.1 and 3.2 in respect of instruments defining the rights of security holders. In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.]

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

101

Financial statements from Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. †

†              As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.