Form 10-K
period 2010-12-31
COMERICA INC /NEW/
filed 2011-02-28
CIK 28412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended

December 31, 2010

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

—    Common Stock, $5 par value

—    Warrants to Purchase Common Stock (expiring November 14, 2018)

These securities are registered on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the

Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of approximately $6,296,303,671 based on the closing price on the New York Stock Exchange on that date of $36.83 per share and approximately 170,955,842 shares of common stock held by non-affiliates. For purposes of this Form 10-K only, it has been assumed that all common shares Comerica’s Trust Department holds for Comerica and Comerica’s employee plans, and all common shares the registrant’s directors and executive officers hold, are shares held by affiliates.

At February 17, 2011, the registrant had outstanding 176,767,145 shares of its common stock, $5 par value.

Documents Incorporated by Reference:

1.	Parts I and II:

Items 1, 5-8 and 9A—Annual Report to Shareholders for the year ended December 31, 2010.

2.	Part III:

Items 10-14—Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2011.

PART I

Item 1.  Business.

GENERAL

Comerica Incorporated (“Comerica”) is a financial services company, incorporated under the laws of the State of Delaware, and headquartered in Dallas, Texas. As of December 31, 2010, it was among the 25 largest commercial bank holding companies in the United States. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank, which at such time was a Michigan banking corporation and one of Michigan’s oldest banks (formerly Comerica Bank-Detroit). On October 31, 2007, Comerica Bank, a Michigan banking corporation, was merged with and into Comerica Bank, a Texas banking association (“Comerica Bank”). As of December 31, 2010, Comerica owned directly or indirectly all the outstanding common stock of 2 active banking and 48 non-banking subsidiaries. At December 31, 2010, Comerica had total assets of approximately $53.7 billion, total deposits of approximately $40.5 billion, total loans (net of unearned income) of approximately $40.2 billion and shareholders’ equity of approximately $5.8 billion.

Pending Acquisition

On January 18, 2011, Comerica announced it had entered into a definitive agreement, dated January 16, 2011, with Sterling Bancshares, Inc. (“Sterling”) pursuant to which Comerica will acquire all of the outstanding shares of Sterling common stock in a stock-for-stock transaction. Under the terms of the agreement, each outstanding share of Sterling common stock will be exchanged for 0.2365 shares of Comerica’s common stock upon closing. Following closing of the transaction, Sterling will be a wholly owned subsidiary of Comerica. The transaction is expected to be completed by mid-year 2011 and is subject to customary closing conditions, including the requisite approval of Sterling shareholders and required regulatory approvals. Sterling is a Houston-based bank holding company with total assets of $5.2 billion at December 31, 2010, which operates banking centers in Houston, San Antonio, Dallas and Fort Worth, Texas.

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

In addition to the four primary geographic markets, Comerica also considers Other Markets and International as market segments. Other Markets include businesses with a national perspective, Comerica’s investment management and trust alliance businesses as well as activities in all other markets in which Comerica has operations, except for the International market. The International market represents the activities of Comerica’s international finance division, which provides banking services primarily to foreign-owned, North American-based companies and secondarily to international operations of North American-based companies.

We provide financial information for our segments and information about our non-U.S. revenues and long-lived assets: (1) under the caption, “Strategic Lines of Business” on pages 26 through 30 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2010, which pages are hereby incorporated by reference; and (2) in Note 23 of the Notes to Consolidated Financial Statements located on pages 136 through 141 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2010, which pages are hereby incorporated by reference.

We provide information about the net interest income and noninterest income we received from our various classes of products and services: (1) under the caption, “Analysis of Net Interest Income—Fully Taxable Equivalent (FTE)” on page 17 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2010, which page is hereby incorporated by reference; (2) under the caption “Net Interest Income” on pages 18 through 19 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2010, which pages are hereby incorporated by reference; and (3) under the caption “Noninterest Income” on pages 21 through 22 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2010, which pages are hereby incorporated by reference.

We provide information on risks attendant to foreign operations: (1) under the caption, “Provision for Credit Losses” on pages 19 through 21 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2010, which pages are hereby incorporated by reference; (2) under the caption “Geographic Market Segments” on page 28 through 30 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2010, which pages are hereby incorporated by reference; (3) under the caption, “International Cross-Border Outstandings” on page 35 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2010, which page is hereby incorporated by reference; and (4) under the caption “Allowance for Credit Losses” on pages 41 through 42 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2010, which pages are hereby incorporated by reference.

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

Based on the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) and the Gramm-Leach-Bliley Act as described below, Comerica believes that the level of competition in all geographic markets will increase in the future. In addition to banks, Comerica’s banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies, venture capital funds, credit unions, investment banks, insurance companies and securities firms. Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchises of acquirers.

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

Comerica Bank is chartered by the State of Texas and at the state level is supervised and regulated by the Texas Department of Banking. Comerica Bank is a member of the Federal Reserve System (“FRS”) and supervised and regulated by the Federal Reserve Bank of Dallas. Comerica Bank & Trust, National Association is chartered under federal law and is subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”). Comerica Bank & Trust, National Association is also a member of the FRS. The deposits of Comerica Bank and Comerica Bank & Trust, National Association are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

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

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W, limit borrowings by Comerica and its nonbank subsidiaries from its affiliate insured depository institutions, and also limit various other transactions between Comerica and its nonbank subsidiaries, on the one hand, and its affiliate insured depository institutions, on the other. For example, Section 23A of the Federal Reserve Act limits the aggregate outstanding amount of any insured depository institution’s loans and other “covered transactions” with any particular nonbank affiliate to no more than 10% of the institution’s total capital and limits the aggregate outstanding amount of any insured depository institution’s covered transactions with all of its nonbank affiliates to no more than 20% of its total capital. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loans to its nonbank affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its nonbank affiliates be on arms-length terms. The Financial Reform Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2011, the Financial Reform Act will require that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries.

Set forth below are summaries of selected laws and regulations applicable to Comerica and its domestic banks and other subsidiaries. The summaries are not complete, are qualified in their entirety by references to the particular statutes and regulations, and are not intended as legal advice. A change in applicable law or regulation could have a material effect on the business of Comerica.

Interstate Banking and Branching

The Interstate Banking and Branching Efficiency Act (the “Interstate Act”), as amended by the Financial Reform Act, permits a bank holding company, with Federal Reserve Board approval, to acquire banking institutions located in states other than the bank holding company’s home state without regard to whether the transaction is prohibited under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to and following the proposed acquisition, control no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such amount as established by state law if such amount is lower than 30%). The Interstate Act, as amended, also authorizes banks to operate branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and by establishing de novo branches in other states, subject to various conditions. In the case of purchasing branches in a state in which it does not already have banking operations, the “host” state must have “opted-in” to the Interstate Act by enacting a law permitting such branch purchases. The Dodd-Frank Act expanded the de novo interstate branching authority of banks beyond what had been permitted under the Interstate Act by eliminating the requirement that a state expressly “opt-in” to de novo branching, in favor of a rule that de novo interstate branching is permissible if under the law of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch. Effective July 21, 2011, the Dodd-Frank Act also requires that a bank holding company or bank be well-capitalized and well-managed (rather than simply adequately capitalized and adequately managed) in order to take advantage of these interstate banking and branching provisions.

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

Comerica Bank and Comerica Bank & Trust, National Association are required by federal law to obtain the prior approval of the FRB and/or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank’s retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. At January 1, 2011, Comerica’s subsidiary banks could declare aggregate dividends of approximately $364 million from retained net profits of the preceding two years. Comerica’s subsidiary banks declared dividends of $28 million in 2010, $49 million in 2009, and $264 million in 2008 without the need for prior governmental approvals.

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

As of December 31, 2010, Comerica and its banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” under these regulations.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to limitations on growth and certain activities and are required to submit an acceptable capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the institution’s parent holding company must guarantee for a specific time period that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5% of the depository institution’s total assets at the time it became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit or implement an acceptable plan, it is treated as if it is significantly undercapitalized.

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

Comerica, like other bank holding companies, currently is required to maintain Tier 1 and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2010, Comerica met both requirements, with Tier 1 and total capital equal to 10.13% and 14.54% of its total risk-weighted assets, respectively.

Comerica is also required to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% to 5%, depending upon criteria defined and assessed by the FRB. Comerica’s leverage ratio of 11.26% at December 31, 2010 reflects the nature of Comerica’s balance sheet and demonstrates a commitment to capital adequacy.

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

FDIC Insurance Assessments

Comerica’s subsidiary banks are subject to FDIC deposit insurance assessments to maintain the Deposit Insurance Fund (“DIF”). Additionally, from the fourth quarter of 2008 through June 30, 2010, Comerica and its subsidiary banks elected to participate in the FDIC’s Transaction Account Guarantee Program that requires the payment of additional insurance premiums to the FDIC. In April 2010, the FDIC adopted an interim rule extending the Transaction Account Guarantee Program (“TAGP”) through December 31, 2010 for financial institutions that desired to continue TAGP participation. Comerica and its subsidiary banks elected to opt-out of the FDIC’s TAGP extension, effective July 1, 2010. In July 2010, the Financial Reform Act reinstated, for all financial institutions, unlimited deposit insurance on noninterest-bearing accounts for the period from December 31, 2010 through December 31, 2012.

As of December 31, 2010, Comerica’s banking subsidiaries held approximately $40 billion of DIF-assessable deposits. Prior to 2007, Comerica’s banking subsidiaries had not paid nor been assessed deposit insurance assessments on DIF-assessable deposits under the FDIC’s risk related assessment system. The FDIC’s risk related assessment system was revised effective January 1, 2007, however, and Comerica’s banking subsidiaries were assessed deposit insurance premiums on a quarterly basis, beginning in June 2007. In 2008, these assessment premiums totaled $26.8 million and were first applied against the remaining credit of $17.1 million. During the second quarter of 2009, the FDIC levied an industry-wide special assessment charge on insured financial institutions as part of the agency’s efforts to rebuild DIF. In November 2009, the FDIC amended regulations that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010-2012. The prepaid assessments will be applied against future quarterly assessments (as they may be so revised) until the prepaid assessment is exhausted or the balance of the prepayment is returned, whichever occurs first. Comerica paid such prepaid assessment on December 30, 2009, along with its regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. In 2009, these assessment premiums totaled $281 million, including the second quarter special assessment of $29 million and prepaid assessments of $200 million (which includes assessments that will be expensed by Comerica during 2010-2012). In 2010, the assessment premiums applied against the prepayment totaled $50 million. The remaining prepayment at December 31, 2010 was $150 million, against which 2011 and 2012 DIF assessments will be applied.

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

Capital Purchase Program

Pursuant to the Capital Purchase Program, on November 14, 2008, Comerica issued to the U.S. Treasury, in exchange for aggregate consideration of $2.25 billion, (1) 2.25 million shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series F, no par value (the “Series F Preferred Stock”), and (2) a warrant to purchase 11,479,592 shares of Comerica’s common stock at an exercise price of $29.40 per share (the “Warrant”). The number of shares of common stock to be issued pursuant to the Warrant and the exercise price of the Warrant are subject to anti-dilution and other adjustments from time to time following, among other things, stock splits, subdivisions or combinations, certain issuances of common stock or convertible securities and certain repurchases of common stock. The Series F Preferred Stock (a) had a liquidation amount per share equal to $1,000 for an aggregate value of $2.25 billion and (b) paid a cumulative annual dividend of five percent (5%) for the first five years and nine percent (9%) on an annual basis thereafter. The Warrant expires ten years from the issuance date. Both the Series F Preferred Stock and the Warrant were accounted for as components of Comerica’s regulatory Tier 1 capital. The letter agreement between the U.S. Treasury and Comerica, dated November 14, 2008, including the securities purchase agreement (the “Purchase Agreement”) concerning the issuance and sale of the Series F Preferred Stock and the Warrant, granted the holders of the Series F Preferred Stock, the Warrant and Comerica common stock to be issued under the Warrant certain registration rights and imposed restrictions on dividend and stock repurchases. For example, during Comerica’s participation in the Capital Purchase Program, Comerica was limited, without the consent of the U.S. Treasury, in its ability to (i) increase its quarterly dividend above $0.33 per common share (the quarterly dividend rate in effect as of November 14, 2008) or (ii) repurchase any of its shares with limited exceptions, most significantly purchases in connection with benefit plans. In addition, the terms of Purchase Agreement subjected Comerica to certain executive compensation limitations as set forth in the EESA.

On March 17, 2010, Comerica fully redeemed the Series F Preferred Stock previously issued to the U.S. Treasury, and Comerica exited the Capital Purchase Program. Also, in May 2010, Comerica registered the Warrant with the Securities and Exchange Commission and the U.S. Treasury auctioned the Warrant to the public. Prior to such registration and public sale, the Warrant was separated into 11,479,592 warrants to purchase one share of Comerica’s common stock at an exercise price of $29.40 per share. The warrants are listed and traded on the New York Stock Exchange. For additional details about the Capital Purchase Program, please refer to pages 36 through 38 under the caption “Capital” and Note 14 on pages 117 through 118 of the Consolidated Financial Statements contained in Comerica’s Annual Report to Shareholders for the year ended December 31, 2010.

Temporary Liquidity Guarantee Program

Among other programs and actions taken by the U.S. regulatory agencies during the financial crisis, the FDIC implemented the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP was comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). The DGP guaranteed all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through October 31, 2009. For eligible debt issued by that date, the FDIC provided the guarantee coverage until the earlier of the maturity date of the debt or December 31, 2012 (or June 30, 2012 for debt issued prior to April 1, 2009). The TAGP offered full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The TAGP coverage became effective on October 14, 2008.

Initially, the TLGP programs, the DGP and TAGP, were provided at no cost for the first 30 days. On November 3, 2008, the FDIC extended the opt-out period to December 5, 2008 to provide eligible institutions additional time to consider the terms before making a final decision regarding participation in the program through December 31, 2009. On December 5, 2008, Comerica announced that it and two of its subsidiaries, Comerica Bank and Comerica Bank & Trust, National Association, formally elected to continue their participation in the TLGP. Participants in the DGP were charged an annualized fee ranging from 50 basis points (bps) to 100 bps (depending on the maturity of the debt issued) multiplied by the amount of debt issued, and calculated for the maturity period of that debt, or through June 30, 2012, whichever is earlier. Based on the terms of the DGP, Comerica Bank could have issued up to approximately $5.2 billion of qualifying senior debt securities covered by the DGP. As of December 31, 2010, there is no senior unsecured debt outstanding under the DGP.

Effective October 1, 2009, in order to assure an orderly phase out of the TAGP, FDIC extended the TAGP for six months until June 30, 2010. Any insured depository institution that was participating in the TAG program as of October 1, 2009 was permitted to continue in the TAGP during the extension period that ends on June 30, 2010. The annual assessment rate that applied to participating institutions during the extension period is either 15 basis points, 20 basis points or 25 basis points, depending on the “Risk Category” assigned to the institution under the FDIC’s risk-based premium system. Any institution participating in the TAG program as of October 1, 2009 that desired to opt out of the TAG extension was required to submit its opt-out election to the FDIC on or before November 2, 2009, and any such election to opt out was effective on January 1, 2010. In April 2010, the FDIC adopted an interim rule extending the TAGP through December 31, 2010 for financial institutions that desired to continue TAGP participation. Comerica, Comerica Bank and Comerica Bank & Trust, National Association elected to opt out of such TAGP’s extension period, so they ceased to participate in the TAGP as of July 1, 2010.

However, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) reinstated, for all financial institutions, unlimited deposit insurance on noninterest-bearing and certain interest-bearing demand deposit accounts for the period from December 31, 2010 through December 31, 2012. For further discussion of the Financial Reform Act, refer to “The Dodd-Frank Wall Street Reform and Consumer Protection Act” section below in this “Supervisory and Regulation” section.

For additional details about the Temporary Liquidity Guarantee Program, see pages 35 and 36 under the caption “Deposits and Borrowed Funds.”

The Dodd-Frank Wall Street Reform and Consumer Protection Act

Due to the recent financial crisis, there have been significant changes in the competitive landscape of the financial services industry and an overhaul of the legislative and regulatory landscape with the passage of the Financial Reform Act, which was signed into law on July 21, 2010. The Financial Reform Act provides for, among other matters, increased regulatory supervision and examination of financial institutions, the imposition of more stringent capital requirements on financial institutions and increased regulation of derivatives and hedging transactions. Provided below is an overview of key elements of the Financial Reform Act relevant to Comerica. Most of the provisions contained in the Financial Reform Act became effective immediately upon enactment; however, many have delayed effective dates. Implementation of the Financial Reform Act will require many new mandatory and discretionary rules to be made by federal regulatory agencies over the next several years. The estimates of the impact on Comerica discussed below are based on the limited information currently available and, given the uncertainty of the timing and scope of the impact, are subject to change until final rulemaking is complete.

•

Interest on Demand Deposits: Allows interest on commercial demand deposits, which could lead to increased cost of commercial demand deposits, depending on the interplay of interest, deposit credits and service charges.

•

Unlimited Deposit Insurance Extension: Provides unlimited deposit insurance on noninterest-bearing accounts from December 31, 2010 to December 31, 2012. There will not be a separate assessment for unlimited deposit insurance coverage for this period.

•

Deposit Insurance: Changes the definition of assessment base from domestic deposits to net assets (average consolidated total assets less average tangible equity), increases the deposit insurance fund’s minimum reserve ratio and permanently increases general deposit insurance coverage from $100,000 to $250,000. Comerica expects 2011 FDIC insurance expense to remain consistent with the 2010 expense.

•

Derivatives: Allows continued trading of foreign exchange and interest rate derivatives. Requires banks to shift energy, uncleared commodities and agriculture derivatives to a separately capitalized subsidiary within their holding company. Directly impacts client-driven energy derivatives business (approximately $1 million in annual revenue, based on full-year 2010 estimates).

•

Interchange Fee: Limits debit card transaction processing fees that card issuers can charge to merchants. Based on the options currently contemplated in the draft, estimated annual revenue from debit card PIN and signature-based interchange fees in 2011 is expected to decrease by approximately $13 million to $15 million.

•

Trust Preferred Securities: Prohibits holding companies with more than $15 billion in assets from including trust preferred securities as Tier 1 capital, and allows for a phase-in period of three years, beginning on January 1, 2013. As of December 31, 2010, Comerica had no trust preferred securities outstanding.

The Financial Reform Act also:

•

requires that publicly traded companies give stockholders a non-binding vote on executive compensation and “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials;

•

established a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau of Consumer Financial Protection has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets;

•	weakened the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce federal consumer protection laws; and

•

created a financial stability oversight council that may recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

The environment in which financial institutions will operate after the recent financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, and changes in fiscal policy may have long-term effects on the business model and profitability of financial institutions that cannot now be foreseen.

Other Recent Legislative and Regulatory Developments

In response to global credit and liquidity issues involving a number of financial institutions, the United States government, particularly the United States Department of the Treasury (the “U.S. Treasury”) and the FDIC, have taken a variety of extraordinary measures over the last couple years designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks. Moreover, the environment in which banking organizations are operating after the financial crisis has been impacted by recent developments, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, and corporate governance and compensation.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions (the “Troubled Asset Relief Program”) and the direct purchase by the U.S. Treasury of equity of healthy financial institutions (the “Capital Purchase Program”). The EESA also temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. On June 10, 2009, the U.S. Treasury released an interim final rule (the “IFR”), effective June 15, 2009, that provided guidance on the compensation and governance standards for Troubled Asset Relief Program (“TARP”) recipients, and promulgated regulations to implement the restrictions and standards set forth in Section 7001 of the ARRA. Among other things, the IFR and ARRA significantly expanded the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock issued under the Capital Purchase Program, remains outstanding. As a result of our participation in the Capital Purchase Program, the restrictions and standards set forth in Section 7001 of the ARRA, as well as the IFR promulgated by the U.S. Treasury, were applicable to Comerica prior to the redemption of the Series F Preferred Stock on March 17, 2010.

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

On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control, and governance processes. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. In addition, under the Incentive Compensation Proposal, the Federal Reserve in appropriate circumstances may take enforcement action against a banking organization.

On November 12, 2009, the Federal Reserve adopted amendments to its Regulation E, effective July 1, 2010, that prohibit financial institutions from charging clients overdraft fees on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. Pursuant to the adopted regulation, clients must opt-in to an overdraft service in order for the financial institution to collect overdraft fees. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

On January 14, 2010, the current administration announced a proposal to impose a fee (the “Financial Crisis Responsibility Fee”) on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. If implemented as initially proposed, the Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its terms would apply to Comerica. The Financial Crisis Responsibility Fee was not included in the Financial Reform Act. On February 14, 2011, the administration included a revised Financial Crisis Responsibility Fee in its proposed fiscal 2012 budget.

Effective July 1, 2010, the Federal Reserve Board amended Regulation E to prohibit charging overdraft fees for ATM or point-of-sale debit card transactions unless the customer opts-in to the overdraft service. See above in “Other Recent Legislative and Regulatory Developments” for more information on the Regulation E amendments as previously adopted by the Federal Reserve on November 12, 2009.

In June 2010, the Federal Reserve, OCC and FDIC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

During the third quarter 2010, the Basel Committee on Banking Supervision revised the Capital Accord (“Basel III”), which narrows the definition of capital and increases capital requirements for specific exposures. The new capital requirements will be phased-in over six years beginning in 2013. The final package of Basel III reforms was endorsed by G20 leaders on November 12, 2010, and is subject to individual adoption by member nations, including the United States. If these revisions are adopted as endorsed, we estimate they would have a negligible impact on our regulatory capital ratios based on our current understanding of the revisions to capital qualification. However, the ultimate impact of the new capital and liquidity standards cannot be determined at this time and will depend on a number of factors, including treatment and implementation by the U.S. banking regulators. We await clarification from our banking regulators on their interpretation of Basel III and any additional requirements to the stated thresholds.

On February 7, 2011, the Board of Directors of the FDIC approved a joint proposed rulemaking to implement Section 956 of the Financial Reform Act. Although the FDIC Board acted on the proposal on February 7, 2011, the proposal is a joint rule making by the five federal members of the Federal Financial Institutions Examination Council (FDIC, FRS, OCC, Office of Thrift Supervision and National Credit Union Administration), the Securities and Exchange Commission, and the Federal Housing Finance Agency, who must each independently approve the proposed rule before it is published in the Federal Register for comment. Section 956 prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. Consistent with the Financial Reform Act, the proposed rule does not apply to banks with total consolidated assets of less than $1 billion, and contains heightened standards for institutions with $50 billion or more in total consolidated assets, which includes Comerica. For these larger institutions, the rule requires that at least 50 percent of incentive-based payments be deferred for a minimum of three years for designated executives. Moreover, boards of directors of these larger institutions must identify employees who individually have the ability to expose the institution to substantial risk, and must determine that the incentive compensation for these employees appropriately balances risk and rewards according to enumerated standards. The proposed rule would move the U.S. closer to aspects of international compensation standards by (i) requiring deferral of a substantial portion of incentive compensation for executive officers of particularly large institutions described above; (ii) prohibiting incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excessive compensation; (iii) prohibiting incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; (iv) requiring policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; and (v) requiring annual reports on incentive compensation structures to the institution’s appropriate Federal regulator.

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

UNDERWRITING APPROACH

The loan portfolio is a primary source of profitability and risk, so proper loan underwriting is critical to Comerica’s long-term financial success. Comerica extends credit to businesses, individuals and public entities based on sound lending principles and consistent with prudent banking practice. During the loan underwriting process, a qualitative and quantitative analysis of potential credit facilities is performed, and the credit risks associated with each relationship are evaluated. Important factors considered as part of the underwriting process for new loans and loan renewals include:

•	People: Including the competence, integrity and succession planning of customers;

•	Purpose: The legal, logical and productive purposes of the credit facility;

•	Payment: Including the source, timing and probability of payment;

•

Protection: Including obtaining alternative sources of repayment, securing the loan, as appropriate, with collateral and/or third-party guarantees and ensuring appropriate legal documentation is obtained.

•	Perspective: The risk/reward relationship and pricing elements (cost of funds; servicing costs; time value of money; credit risk).

Comerica prices credit facilities to reflect risk, the related costs and the expected return, while maintaining competitiveness with other banks. Loans with variable and fixed rates are underwritten to achieve expected risk-adjusted returns on the credit facilities and for the full relationship including the borrower’s ability to repay the principal and interest based on such rates.

Credit Administration

Comerica maintains a Credit Administration Department (“Credit Administration”) which is responsible for the oversight and monitoring of our loan portfolio. Credit Administration assists with underwriting by providing objective financial analysis, including an assessment of the borrower’s business model, balance sheet, cash flow and collateral. Each borrower relationship is assigned an internal risk rating by Credit Administration. Further, Credit Administration updates the assigned internal risk rating for every borrower relationship as new information becomes available, either as a result of periodic reviews of the credit quality or as a result of a change in borrower performance. The goal of the internal risk rating framework is to improve Comerica’s risk management capability, including its ability to identify and manage changes in the credit risk profile of its portfolio, predict future losses and price the loans appropriately for risk.

Credit Policy

Comerica maintains a comprehensive set of credit policies. Comerica’s credit policies provide individual loan officers, as well as loan committees, approval authorities based on our internal risk rating system and establish maximum exposure limits based on risk ratings and Comerica’s legal lending limit. Credit

Administration, in conjunction with the businesses units, monitors compliance with the credit policies and modifies the existing policies as necessary. New or modified policies/guidelines require approval by the Strategic Credit Committee, chaired by Comerica’s Chief Credit Officer and comprising senior credit and market executives.

Commercial and Industrial Loan Portfolio

Commercial and Industrial Loans are underwritten using a comprehensive analysis of the borrower’s operations. The underwriting process includes an analysis of some or all of the factors listed below:

•	The borrower’s business model.

•	Periodic review of financial statements including financial statements audited by an independent certified public accountant when substantial credit exposure exists.

•	The pro-forma financial condition including financial projections.

•	The borrower’s sources and uses of funds.

•	The borrower’s debt service capacity.

•	The guarantor’s financial strength.

•

A comprehensive review of the quality and value of collateral, including independent third-party appraisals of machinery and equipment and commercial real estate, as appropriate, to determine the advance rates.

•	Physical inspection of collateral and audits of receivables, as appropriate.

Commercial Real Estate (CRE) Loan Portfolio

Comerica’s CRE loan portfolio consists of real estate construction and commercial mortgage loans and includes both loans to real estate investors and developers, and loans secured by owner-occupied real estate. Comerica’s CRE loan underwriting policies are consistent with the approach described above and provide maximum loan-to-value ratios that limit the size of a loan to a maximum percentage of the value of the real estate collateral securing the loan. The loan-to-value percentage varies by the type of collateral and is limited by advance rates established by our regulators. Our loan-to-value limitations are, in certain cases, more restrictive than those required by regulators and are determined by other risk factors such as the financial strength of the borrower or guarantor, the equity provided to the project and the viability of the project itself. CRE loans generally require cash equity. CRE loans are normally originated with full recourse or limited recourse to all principals and owners. There are limitations to the size of a single project loan and to the aggregate dollar exposure to a single guarantor.

Consumer and Residential Mortgage Loan Portfolios

Comerica’s consumer and residential mortgage loans are originated consistent with the underwriting approach described above, but also includes an assessment of each borrower’s personal financial condition, including verification of income, assets and FICO score. Comerica does not originate subprime loans. Although a standard industry definition for subprime loans (including subprime mortgage loans) does not exist, Comerica defines subprime loans as specific product offerings for higher risk borrowers, including individuals with one or a combination of high credit risk factors. These credit factors include low FICO scores, poor patterns of payment history, high debt-to-income ratios and elevated loan-to-value. We consider subprime FICO scores to be those below 620 on a secured basis (excluding loans with cash or near-cash collateral and adequate income to make payments) and below 660 for unsecured loans. Adjustable rate loans are limited to standard conventional loan programs.

EMPLOYEES

As of December 31, 2010, Comerica and its subsidiaries had 8,636 full-time and 729 part-time employees.

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

Local, domestic, and international economic, political and industry specific conditions affect the financial services industry, directly and indirectly. Conditions such as or related to inflation, recession, unemployment, volatile interest rates, international conflicts and other factors, such as real estate values, energy costs, fuel prices and government spending and the U.S. national debt, outside of our control may, directly and indirectly, adversely affect Comerica. As has been the case with impact of recent economic conditions, economic downturns could result in the delinquency of outstanding loans, which could have a material adverse impact on Comerica’s earnings.

•	Governmental monetary and fiscal policies may adversely affect the financial services industry, and therefore impact Comerica’s financial condition and results of operations.

Monetary and fiscal policies of various governmental and regulatory agencies, in particular the Federal Reserve Board, affect the financial services industry, directly and indirectly. The Federal Reserve Board regulates the supply of money and credit in the United States and its monetary and fiscal policies determine in a large part Comerica’s cost of funds for lending and investing and the return that can be earned on such loans and investments. Changes in such policies, including changes in interest rates, will influence the origination of loans, the value of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits. Changes in monetary and fiscal policies are beyond Comerica’s control and difficult to predict. Comerica’s financial condition and results of operations could be materially adversely impacted by changes in governmental monetary and fiscal policies.

•	Volatility and disruptions in global capital and credit markets may adversely impact Comerica’s business, financial condition and results of operations.

Global capital and credit markets are sometimes subject to periods of extreme volatility and disruption. Disruptions, uncertainty or volatility in the capital and credit markets may limit Comerica’s ability to access capital and manage liquidity, which may adversely affect Comerica’s business, financial condition and results of operations. Further, Comerica’s customers may be adversely impacted by such conditions, which could have a negative impact on Comerica’s business, financial condition and results of operations.

•	The soundness of other financial institutions could adversely affect Comerica.

Comerica’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Comerica has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led, and may further lead, to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions could expose Comerica to credit risk in the event of default of its counterparty or client. In addition, Comerica’s credit risk may be impacted when the collateral held by it cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to Comerica. There is no assurance that any such losses would not adversely affect, possible materially in nature, Comerica.

•

Changes in regulation or oversight, including actions recently taken or proposed by the United States Department of Treasury, the Texas Department of Banking, the Federal Deposit Insurance Corporation, the Federal Reserve Bank or other governmental entities, may have a material adverse impact on Comerica’s operations.

Comerica is subject to extensive regulation, supervision and examination by the United States Department of Treasury, the Texas Department of Banking, the FDIC, the Board of Governors of the Federal Reserve System, the Securities and Exchange Commission and other regulatory bodies. Such regulation and supervision governs the activities in which Comerica may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Comerica’s operations, investigations and limitations related to Comerica’s securities, the classification of Comerica’s assets and determination of the level of Comerica’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on Comerica’s business, financial condition or results of operations.

In particular, Congress and other regulators have recently increased their focus on the regulation of the financial services industry:

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

Comerica’s participation in the TAGP required the payment of additional insurance premiums to the FDIC through June 30, 2010, in addition to the FDIC’s regular and special assessments. Additionally, in July 2010, the Financial Reform Act reinstated, for all financial institutions, unlimited deposit insurance on noninterest-bearing accounts for the period from December 31, 2010 through December 31, 2012.

In November 2009, the Federal Reserve adopted amendments to its Regulation E that were effective on July 1, 2010. The changes affect the circumstances when Comerica is able to charge its clients overdraft fees.

On January 14, 2010, the current administration announced a proposal to impose a fee (the “Financial Crisis Responsibility Fee”) on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. If implemented as initially proposed, the Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its terms would apply to Comerica. On February 14, 2011, the administration included a revised Financial Crisis Responsibility Fee in its proposed fiscal 2012 budget.

On July 21, 2010, the Financial Reform Act was signed into law. The Financial Reform Act implements a variety of far-reaching changes and has been called the most sweeping reform of the financial services industry since the 1930s. Many of the provisions of the Financial Reform Act will directly affect Comerica’s ability to conduct its business, including, but not limited to:

•

Creation of a financial stability oversight council that may recommend to the Federal Reserve Board increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•

Application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, such as Comerica, which, among other things, will, after a three-year phase-in period which begins January 1, 2013, remove trust preferred securities as a permitted component of a holding company’s Tier 1 capital;

•

Increases in the FDIC assessment for depository institutions with assets of $10 billion or more, such as Comerica Bank, and increases the minimum reserve ratio for the FDIC’s Deposit Insurance Fund from 1.15% to 1.35%;

•	Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

Establishment of a consumer financial protection bureau with broad authority to implement new consumer protection regulations and, for bank holding companies with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws; and

•	Amendment of the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve Board the authority to issue rules which are expected to limit debit-card interchange fees.

Many provisions in the Financial Reform Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known.

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

The effects of such recently enacted legislation and regulatory actions on Comerica cannot reliably be determined at this time. Moreover, as some of the legislation and regulatory actions previously implemented in response to the recent financial crisis expire, the impact of the conclusion of these programs on the financial sector and on the economic recovery is unknown. Any delay in the economic recovery or a worsening of current financial market conditions could adversely affect Comerica. We can neither predict when or whether future regulatory or legislative reforms will be enacted nor what their contents will be. The impact of any future legislation or regulatory actions on Comerica’s businesses or operations cannot be reliably determined at this time, and such impact may adversely affect Comerica.

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

•	Comerica’s proposed acquisition of Sterling Bancshares, Inc. may present certain risks to Comerica’s business and operations.

On January 16, 2011, Comerica and Sterling entered into a merger agreement providing for the acquisition of Sterling by Comerica. The proposed acquisition presents the following risks, among others:

•	the possibility that expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve;

•	that the transaction may not be timely completed, if at all;

•	that prior to the completion of the transaction or thereafter, Comerica’s and Sterling’s respective businesses may not perform as expected due to transaction-related uncertainty or other factors;

•	that the parties are unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of

Sterling in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies and integrating Sterling’s workforce while maintaining focus on providing consistent, high quality customer service;

•

that required regulatory, shareholder or other approvals, including the approval of the Federal Reserve Board and the approval of Sterling shareholders, are not obtained or other closing conditions are not satisfied in a timely manner or at all;

•	reputational risks and the reaction of the companies’ customers to the transaction; and

•

whether or not completed, the proposed acquisition may require diversion of the attention of Comerica’s management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to Comerica.

•	Comerica may be subject to more stringent capital and liquidity requirements.

As discussed above, the Financial Reform Act creates a financial stability oversight council that may recommend to the Federal Reserve increasingly strict rules for capital requirements as companies grow in size and complexity and applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will, after a three-year phase-in period which begins January 1, 2013, remove trust preferred securities as a permitted component of a holding company’s Tier 1 capital. These requirements, and any other new regulations, could adversely affect Comerica’s ability to pay dividends, or could require Comerica to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition.

In addition, on September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. When fully phased in, Basel III will introduce a minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and establish a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets above the regulatory minimum capital requirement, establishing a minimum common equity ratio plus capital conservation buffer at 7%. This capital conservation buffer will impose capital distribution constraints when the Tier 1 capital ratio falls under 8.5% and the total capital ratio falls under 10.5%. In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other loss absorbing capital above the regulatory capital minimum plus the capital conservation buffer for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a period of several years. The text of the final Basel III capital and liquidity rules was published on December 16, 2010, and is now subject to individual adoption by member nations, including the United States.

Banking regulators could implement changes to the capital adequacy standards applicable to Comerica and Comerica Bank in light of Basel III. The ultimate impact of the new capital and liquidity standards cannot be determined at this time and will depend on a number of factors, including treatment and implementation by the U.S. banking regulators.

•	Problems faced by residential real estate developers could adversely impact Comerica.

Problems in the United States’ residential real estate development industry, specifically in Michigan (Midwest market) and both northern and southern California (Western market), have materially and adversely impacted Comerica in recent periods. Recent economic conditions have resulted in decreased demand for residential housing, which, in turn, has adversely affected the development and construction efforts of residential real estate developers. Consequently, the ability of such residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans has been adversely affected. These problems facing residential real estate developers have had, and the continuation or worsening of such problems may have, a material and adverse impact on the financial results of Comerica.

•

Businesses or industries in which Comerica has lending concentrations, including, but not limited to, the automotive production industry and the real estate business, could suffer a significant decline which could adversely affect Comerica.

Comerica’s business customer base consists, in part, of lending concentrations in volatile businesses and industries such as the automotive production industry and the real estate business. Recent economic conditions have significantly impacted such businesses, which has adversely affected Comerica. In the event of further decline in any one of those customers’ businesses or industries, Comerica could experience increased credit losses, and its business could be materially adversely affected.

•

The introduction, implementation, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the opening of new banking centers, may be less successful or may be different than anticipated, which could adversely affect Comerica’s business.

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

•	Operational difficulties or information security problems could adversely affect Comerica’s business and operations.

Comerica is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from computer or telecommunications systems malfunctions. Comerica may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses or electrical or telecommunications outages or natural disasters. Such disruptions may give rise to losses in service to customers and loss or liability to Comerica. In addition there is the risk that Comerica’s controls and procedures as well as business continuity and data security systems prove to be inadequate. Any such occurrences or failures could materially and adversely affect Comerica’s business and operations by exposing it to potential liability to customers, reputational damage and regulatory intervention.

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

•	Changes in customer behavior may adversely impact Comerica’s business, financial condition and results of operations.

Comerica uses a variety of financial tools, models and other methods to anticipate customer behavior as a part of its strategic planning and to meet certain regulatory requirements. Individual, economic, political, industry-specific conditions and other factors outside of Comerica’s control, such as fuel prices, energy costs, real estate values or other factors that affect customer income levels, could alter predicted customer borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect Comerica’s ability to anticipate business needs and meet regulatory requirements.

Current economic conditions have negatively affected consumer confidence levels. A worsening of these conditions would likely aggravate the adverse effects of these difficult market conditions on Comerica, Comerica’s customers and others in the financial institutions industry.

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

Comerica’s future operating results depend substantially upon the continued service of its executive officers and key personnel. Comerica’s future operating results also depend in significant part upon its ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel.

Competition for qualified personnel is intense, and Comerica cannot ensure success in attracting or retaining qualified personnel. Comerica’s ability to retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for Comerica to hire personnel over time. Comerica’s business, financial condition or results of operations could be materially adversely affected by the loss of any of its key employees, or Comerica’s inability to attract and retain skilled employees.

On February 7, 2011, the Board of Directors of the FDIC approved a joint proposed rulemaking to implement Section 956 of the Financial Reform Act. Although the FDIC Board acted on the proposal on February 7, 2011, the proposal is a joint rule making by the five federal members of the Federal Financial Institutions Examination Council (FDIC, FRS, OCC, Office of Thrift Supervision and National Credit Union Administration), the Securities and Exchange Commission, and the Federal Housing Finance Agency, who must each independently approve the proposed rule before it is published in the Federal Register for comment. Section 956 prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. Consistent with the Financial Reform Act, the proposed rule does not apply to banks with total consolidated assets of less than $1 billion, and contains heightened standards for institutions with $50 billion or more in total consolidated assets, which includes Comerica. For these larger institutions, the rule requires that at least 50 percent of incentive-based payments be deferred for a minimum of three years for designated executives. Moreover, boards of directors of these larger institutions must identify employees who individually have the ability to expose the institution to substantial risk, and must determine that the incentive compensation for these employees appropriately balances risk and rewards according to enumerated standards.

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

Terrorist attacks or other hostilities may disrupt Comerica’s operations or those of its customers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm Comerica’s operations. Any of these events could increase volatility in the U.S. and world financial markets, which could harm

Comerica’s stock price and may limit the capital resources available to Comerica and its customers. This could have a material adverse impact on Comerica’s operating results, revenues and costs and may result in increased volatility in the market price of Comerica’s common stock.

•

Catastrophic events, including, but not limited to, hurricanes, tornadoes, earthquakes, fires and floods, may adversely affect the general economy, financial and capital markets, specific industries, and Comerica.

Comerica has significant operations and a significant customer base in California, Texas, Florida and other regions where natural and other disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as tornadoes, hurricanes, earthquakes, fires and floods. These types of natural catastrophic events at times have disrupted the local economy, Comerica’s business and customers and have posed physical risks to Comerica’s property. A significant catastrophic event could materially adversely affect Comerica’s operating results.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The executive offices of Comerica are located in the Comerica Bank Tower, 1717 Main Street, Dallas, Texas 75201. Comerica Bank leases five floors of the building, plus an additional 34,238 square feet on the building’s lower level, from an unaffiliated third party. The lease for such space used by Comerica and its subsidiaries extends through September 2023. Comerica and its subsidiaries also currently lease 11 floors in the Comerica Tower at One Detroit Center, 500 Woodward Avenue, Detroit, Michigan 48226. Such space is leased through Comerica Bank from an unaffiliated third party. The leases at that building extend through January 2012. Comerica is renovating its owned building at 411 W. Lafayette, Detroit, Michigan as its new Michigan headquarters and the majority of its employees at Comerica Tower will be relocated to that building. As of December 31, 2010, Comerica, through its banking affiliates, operated a total of 511 banking centers, trust services locations, and loan production or other financial services offices, primarily in the States of Texas, Michigan, California, Florida and Arizona. Of these offices, 222 were owned and 289 were leased. As of December 31, 2010, affiliates also operated from leased spaces in Denver, Colorado; Wilmington, Delaware; Oakbrook Terrace, Illinois; Boston and Waltham, Massachusetts; Minneapolis, Minnesota; Princeton and Sea Girt, New Jersey; Las Vegas, Nevada; New York, New York; Rocky Mount and Cary, North Carolina; Granville, Ohio; Memphis, Tennessee; Reston, Virginia; Bellevue and Seattle, Washington; Monterrey, Mexico; Toronto, Ontario, Canada and Windsor, Ontario, Canada. Comerica and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, a 10-story building in the central business district of Detroit, Michigan that houses certain departments of Comerica and Comerica Bank, and three buildings in Auburn Hills, Michigan, used mainly for lending functions and operations.

Item 3.  Legal Proceedings.

Comerica and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. Comerica believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of Comerica and its shareholders. On at least a quarterly basis, Comerica assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on Comerica’s consolidated financial condition.

The damages alleged by plaintiffs or claimants may be overstated, unsubstantiated by legal theory, unsupported by the facts, and/or bear no relation to the ultimate award that a court, jury or agency might impose. In view of the inherent difficulty of predicting the outcome of such matters, Comerica cannot state with confidence a range of reasonably possible losses, nor what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, management believes the maximum amount of reasonably possible losses would not have a material adverse effect on Comerica’s consolidated financial condition.

Item 4.   (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Common Stock

The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 17, 2011, there were approximately 12,167 record holders of Comerica’s common stock.

Sales Prices and Dividends

Quarterly cash dividends were declared during 2010 and 2009 totaling $0.25 and $0.20 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of Comerica’s common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2010 and 2009, as well as dividend information.

Quarter	High	Low	Dividends Per Share	Dividend Yield*
2010
Fourth	$43.44	$34.43	$0.10	1.0%
Third	40.21	33.11	0.05	0.5
Second	45.85	35.44	0.05	0.5
First	39.36	29.68	0.05	0.6
2009
Fourth	$32.30	$26.49	$0.05	0.7%
Third	31.83	19.94	0.05	0.8
Second	26.47	16.03	0.05	0.9
First	21.20	11.72	0.05	1.2

*	Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2010

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders(1)	18,929,599	$48.40	7,474,605	(2)(3)

Equity compensation plans not approved by security holders(4)	100,000	$56.71	0
Total	19,029,599	$48.44	7,474,605

(1)	Consists of options to acquire shares of common stock, par value $5.00 per share, issued under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan, Amended and Restated 1997 Long-Term Incentive Plan, the 1991 Long-Term Incentive Plan, the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors, and the Imperial Bank Stock Option Plan (assumed by Comerica in connection with its acquisition of Imperial Bank). Does not include 85,437 restricted stock units equivalent to shares of common stock issued under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors and outstanding as of December 31, 2010, or 1,816,336 shares of restricted stock issued under Comerica’s Amended and Restated 2006 Long-Term Incentive Plan and outstanding as of December 31, 2010. There are no shares available for future issuances under any of these plans other than the Comerica Incorporated Incentive Plan for Non-Employee Directors and Comerica’s Amended and Restated 2006 Long-Term Incentive Plan. The Comerica Incorporated Incentive Plan for Non-Employee Directors was approved by the shareholders on May 18, 2004. The 2006 Long-Term Incentive Plan (currently known as the Amended and Restated 2006 Long-Term Incentive Plan) was approved by Comerica’s shareholders on May 16, 2006, its amendment and restatement was approved by Comerica’s shareholders on April 27, 2010 and its further amendment and restatement was approved by Comerica’s Board of Directors on February 22, 2011.

(2)	Does not include shares of common stock purchased or available for purchase by employees under the Amended and Restated Employee Stock Purchase Plan, or contributed or available for contribution by Comerica on behalf of the employees. The Amended and Restated Employee Stock Purchase Plan was ratified and approved by the shareholders on May 18, 2004. Five million shares of Comerica’s common stock have been registered for sale or awards to employees under the Amended and Restated Employee Stock Purchase Plan. As of December 31, 2010, 1,834,456 shares had been purchased by or contributed on behalf of employees, leaving 3,165,544 shares available for future sale or awards. If these shares available for future sale or awards under the Employee Stock Purchase Plan were included, the number shown in column (c) would be 10,640,149.

(3)

These shares are available for future issuance under Comerica’s Amended and Restated 2006 Long-Term Incentive Plan in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards and under the Incentive Plan for Non-Employee Directors in the form of options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards. Under the Amended and Restated 2006 Long-Term Incentive Plan, not more than a total of 4.7 million shares may be used for awards other than options and stock appreciation rights and not more than one million shares are available as incentive stock options. Further, no award recipient may receive more than 350,000 shares during any calendar year, and the maximum number of shares underlying awards of options and stock appreciation rights that may be granted to an award recipient in any calendar year is 350,000.

(4)	Consists of options to acquire shares of common stock, par value $5.00 per share, issued under the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors of Comerica Bank and Affiliated Banks (terminated March 2004).

Most of the equity awards made by Comerica during 2010 were granted under the shareholder-approved Amended and Restated 2006 Long-Term Incentive Plan.

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

Employee Deferred Compensation Plans—Comerica maintains two deferred compensation plans for eligible employees of Comerica and its subsidiaries: the 1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (the “Employee Common Stock Deferral Plan”) and the 1999 Comerica Incorporated Deferred Compensation Plan (the “Employee Fund Plan”). Under the Employee Common Stock Deferral Plan, eligible employees may defer specified portions of their incentive awards into units that correlate to, and are functionally equivalent to, shares of common stock of Comerica. The employees’ accounts under the Employee Common Stock Deferral Plan are increased in connection with the payment of dividends paid on Comerica’s common stock to reflect the number of additional shares of Comerica’s common stock that could have been purchased had the dividends been paid on each share of common stock hypothetically underlying then-outstanding stock units in the employees’ accounts. The deferred compensation under the Employee Common Stock Deferral Plan is payable in shares of Comerica’s common stock following termination of service as an employee.

Similarly, under the Employee Fund Plan, eligible employees may defer specified portions of their compensation, including salary, bonus and incentive awards, into units that correlate to, and are functionally equivalent to, shares of certain mutual funds offered under the Employee Fund Plan. Beginning in 1999, no such funds are Comerica stock funds. The employees’ accounts under the Employee Fund Plan are increased in connection with the payment of dividends paid on the fund shares to reflect the number of additional shares of the fund stock that could have been purchased had the dividends been paid on each share of fund stock hypothetically underlying then-outstanding stock units in the employees’ accounts. The deferred compensation under the Employee Fund Plan is payable in cash following termination of service as an employee.

For additional information regarding Comerica’s equity compensation plans, please refer to Note 17 on pages 121 through 123 of the Consolidated Financial Statements contained in Comerica’s Annual Report to Shareholders for the year ended December 31, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 16, 2010, the Board of Directors of Comerica authorized the purchase of up to 12,576,281 shares of its outstanding common stock, as well as outstanding warrants to purchase up to 11,479,592 shares of Comerica’s common stock. There is no expiration date for Comerica’s repurchase program. The repurchase program superseded Comerica’s previous repurchase programs approved on November 13, 2007 and November 14, 2006, each of which authorized the repurchase of 10 million shares. Comerica made no open market repurchases of its common stock or warrants to purchase its common stock under its repurchase programs in the years ended December 31, 2010, December 31, 2009 or December 31, 2008. The following table summarizes Comerica’s monthly repurchase activity during the quarter ended December 31, 2010.

Month Ended	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares and Warrants that May Yet Be Purchased Under the Plans or Programs
October 31, 2010	500	$37.11	—	12,576,281
November 30, 2010	200	$37.27	—	24,055,873
December 31, 2010	93	$40.77	—	24,055,873

Total	793	$37.58	—

(1)	Consists of shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for grant prices and/or taxes related to stock option exercises and restricted stock vesting under the terms of an employee share-based compensation plan.

For additional information regarding Comerica’s repurchase program, please refer to Note 14 on pages 117 through 118 of the Consolidated Financial Statements contained in Comerica’s Annual Report to Shareholders for the year ended December 31, 2010.

Item 6.  Selected Financial Data.

The response to this item is included on page 13 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2010, which page is hereby incorporated by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The response to this item is included on pages 14 through 71 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2010, which pages are hereby incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The response to this item is included on pages 52 through 60 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2010, which pages are hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

The response to this item is included on pages 72 through 152 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2010, and in the Statistical Disclosure by Bank Holding Companies on pages 17 through 56 and 101 through 115 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2010, which pages are hereby incorporated by reference.

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

Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting and the related attestation report of Comerica’s registered public accounting firm are included on pages 147 and 148 of Comerica’s Annual Report to Shareholders for the year ended December 31, 2010, which pages are hereby incorporated by reference.

As required by Rule 13a-15(d) of the Exchange Act, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, Comerica’s internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there has been no such change during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, Comerica’s internal control over financial reporting.

Item 9B.  Other Information.

On February 22, 2011, the Board of Directors amended and restated the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan to provide that all future full value equity awards based on time vesting shall have a minimum vesting period of three years, and all future full value equity awards based on performance vesting shall have a minimum vesting period of one year.

The foregoing description is qualified in its entirety by reference to the text of the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan, which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Comerica has a Senior Financial Officer Code of Ethics that applies to the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, the Treasurer, the Executive Vice President of Finance and the Controller of Comerica, as applicable. The Senior Financial Officer Code of Ethics is available on Comerica’s website at www.comerica.com. If any substantive amendments are made to the Senior Financial Officer Code of Ethics or if Comerica grants any waiver, including any implicit waiver, from a provision of the Senior Financial Officer Code of Ethics to the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, the Treasurer, the Executive Vice President of Finance, or the Controller of Comerica, we will disclose the nature of such amendment or waiver on our web site.

The remainder of the response to this item will be included under the sections captioned “Information About Nominees and Incumbent Directors,” “Committees and Meetings of Directors,” “Committee Assignments,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2011, which sections are hereby incorporated by reference.

Item 11.  Executive Compensation.

The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation”, “Compensation of Executive Officers”, “Compensation Discussion and Analysis”, “Compensation of Directors”, “Governance, Compensation and Nominating Committee Report”, “2010 Summary Compensation Table”, “2010 Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End 2010”, “2010 Option Exercises and Stock Vested”, “Pension Benefits at Fiscal Year-End 2010”, “2010 Nonqualified Deferred Compensation”, and “Potential Payments upon Termination or Change of Control at Fiscal Year-End 2010” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2011, which sections are hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item with respect to securities authorized for issuance under equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.

The response to the remaining requirements of this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2011, which sections are hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Comerica,” “Transactions of Executive Officers with Comerica” and “Information about Nominees and Incumbent Directors” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2011, which sections are hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services.

The response to this item will be included under the section captioned “Independent Auditors” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2011, which section is hereby incorporated by reference.

Comerica Incorporated and Subsidiaries

FORM 10-K CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is included in the 2010 Annual Report to Shareholders or in the 2011 Proxy Statement used in connection with the 2010 Annual Meeting of Shareholders to be held on April 26, 2011.	The following cross-reference index shows the page location in the 2010 Annual Report to Shareholders or the section of the 2011 Proxy Statement of only that information which is to be incorporated by reference into this Form 10-K.	All other sections of the 2010 Annual Report to Shareholders or the 2011 Proxy Statement are not required in this Form 10-K and are not to be considered a part of this Form 10-K.

		Page Number of 2010 Annual Report to Shareholders or Section of 2011 Proxy Statement
	PART I
ITEM 1.	Business	Included herein; 17-22; 26-30; 35-38; 41-42; 117-118; 136-141
ITEM 1A.	Risk Factors	Included herein
ITEM 1B.	Unresolved Staff Comments	Included herein
ITEM 2.	Properties	Included herein
ITEM 3.	Legal Proceedings
ITEM 4.	(Removed and Reserved)	Included herein
	PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Included herein; 117-118; 121-123
	Performance Graph	12
ITEM 6.	Selected Financial Data	13
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-71
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	52-60
ITEM 8.	Financial Statements and Supplementary Data:	17-56; 72-152
	Comerica Incorporated and Subsidiaries
	Consolidated Balance Sheets	72
	Consolidated Statements of Income	73
	Consolidated Statements of Changes in Shareholders’ Equity	74
	Consolidated Statements of Cash Flows	75
	Notes to Consolidated Financial Statements	72-146
	Report of Management	147
	Report of Independent Registered Public Accounting Firm	149
	Management’s Report on Internal Control Over Financial Reporting	147
	Attestation Report of Independent Registered Public Accounting Firm	148
	Statistical Disclosure by Bank Holding Companies:
	Analysis of Net Interest Income—Fully Taxable Equivalent	17
	Rate-Volume Analysis—Fully Taxable Equivalent	18
	Analysis of Investment Securities and Loans	31
	Analysis of Investment Securities Portfolio—Fully Taxable Equivalent	34

		Page Number of 2010 Annual Report to Shareholders or Section of 2011 Proxy Statement
	International Cross-Border Outstandings	35
	Analysis of the Allowance for Loan Losses	40
	Allocation of the Allowance for Loan Losses	42
	Summaryof Nonperforming Assets and Past Due Loans	43; 101-104
	Concentration of Credit Risk	47-48
	Loan Maturities and Interest Rate Sensitivity	54
	Risk Management Derivative Instruments	55; 106-113
	Customer-Initiated and Other Derivative Instruments	55-56; 106-113
	Deposits—Maturity Distribution of Domestic Certificates of Deposit of $100,000 and Over	115
	Short-Term Borrowings	115
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Included herein
ITEM 9A.	Controls and Procedures:
	Management’s Report on Internal Control Over Financial Reporting	147
	Attestation Report of Independent Registered Public Accounting Firm	148
	Other information called for by this item	Included herein
ITEM 9B.	Other Information	Included herein
	PART III
ITEM 10.	Directors and Executive Officers of the Registrant:
	Information about Senior Financial Officer Code of Ethics Other information called for by this item

Included herein

Information about Nominees and Incumbent Directors, Committees and Meetings of Directors, Committee Assignments, Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance

ITEM 11.	Executive Compensation	Compensation Committee Interlocks and Insider Participation, Compensation of Executive Officers, Compensation Discussion and Analysis, Compensation of Directors, Governance, Compensation and Nominating Committee Report, 2010 Summary Compensation Table, 2010 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal Year-End 2010, 2010 Option Exercises and Stock

Page Number of 2010 Annual Report to Shareholders or Section of 2011 Proxy Statement
Vested, Pension Benefits at Fiscal Year-End 2010, 2010 Non-Qualified Deferred Compensation, and Potential Payments upon Termination or Change of Control at Fiscal Year-End 2010
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
	Information about Securities Authorized for Issuance Under Equity Compensation Plans	Included herein
	Other information called for by this item	Security Ownership of Certain Beneficial Owners and Security Ownership of Management
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	Director Independence and Transactions of Directors with Comerica, Transactions of Executive Officers with Comerica, and Information about Nominees and Incumbent Directors
ITEM 14.	Principal Accountant Fees and Services	Independent Auditors

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

1.	Financial Statements: The financial statements that are filed as part of this report are listed under Item 8 in the Form 10-K Cross-Reference Index on pages 32-34.

2.	All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

3.	Exhibits:

2.1	Agreement and Plan of Merger, dated as of January 16, 2011, by and among Comerica Incorporated, Sterling Bancshares, Inc., and, from and after its accession to the Agreement, Sub (as defined therein) (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated January 16, 2011, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated August 4, 2010, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Comerica Incorporated (amended and restated May 20, 2008) (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated May 20, 2008, regarding the Registrant’s Bylaws, and incorporated herein by reference).

4	[Reference is made to Exhibits 3.1 and 3.2 in respect of instruments defining the rights of security holders. In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.]

4.1	Warrant Agreement, dated May 6, 2010, between the registrant and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated May 7, 2010, and incorporated herein by reference).

4.2	Form of Warrant (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated May 7, 2010, and incorporated herein by reference).

9	(not applicable)

10.1†	Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan.

10.2†	Comerica Incorporated 2006 Amended and Restated Management Incentive Plan (amended and restated November 18, 2008, with amendments effective December 31, 2008) (filed as Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.3†	Amended and Restated Benefit Equalization Plan for Employees of Comerica Incorporated (amended and restated March 24, 2009, with amendments effective January 1, 2009) (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 24, 2009, and incorporated herein by reference).

10.4†	Comerica Incorporated Amended and Restated Employee Stock Purchase Plan (amended and restated November 16, 2010, with amendments effective January 1, 2011).

10.5†	1986 Stock Option Plan of Imperial Bancorp (as amended) (filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

10.6†	Comerica Incorporated 1997 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.).

10.7†	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.8†	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

10.9†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 1997 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.10†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 22, 2007, and incorporated herein by reference).

10.11†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.12†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (filed as Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

10.13†	Form of Standard Comerica Incorporated No Sale Agreement under the Comerica Incorporated Amended and Restated Management Incentive Plan (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.14†	Form of Director Indemnification Agreement between Comerica Incorporated and certain of its directors (filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.15†	Supplemental Benefit Agreement with Eugene A. Miller (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference).

10.16†	Supplemental Pension and Retiree Medical Agreement with Ralph W. Babb Jr. (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

10.17†	Restrictive Covenants and General Release Agreement by and between Dennis J. Mooradian and Comerica Incorporated dated February 20, 2009 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K on February 25, 2009, and incorporated herein by reference).

10.18†	1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated on November 18, 2008, with amendments effective December 31, 2008)(filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.19†	1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (amended and restated on November 18, 2008, with amendments effective December 31, 2008) (filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.20†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors (amended and restated May 22, 2001) (filed as Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.21†	Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors of Comerica Bank and Affiliated Banks (amended and restated May 22, 2001) (filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.22†	Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (amended and restated on November 18, 2008, with amendments effective December 31, 2008) (filed as Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.23†	Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (amended and restated on November 18, 2008, with amendments effective December 31, 2008) (filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.24†	Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (amended and restated on November 18, 2008, with amendments effective December 31, 2008) (filed as Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.25†	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.26†	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 2) (filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.27†	Form of Change of Control Employment Agreement (BE4 and Higher Version) (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 18, 2008, and incorporated herein by reference).

10.28†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE4 and Higher Version)

10.29†	Form of Change of Control Employment Agreement (BE2—BE3 Version) (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated November 18, 2008, and incorporated herein by reference).

10.30†	Waiver of Senior Executive Officers dated November 14, 2008 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated November 13, 2008, regarding U.S. Department of Treasury’s Capital Purchase Program, and incorporated herein by reference).

10.31†	Amendments to Benefit Plans and Related Consent of Senior Executive Officers dated November 14, 2008 (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated November 13, 2008, regarding U.S. Department of Treasury’s Capital Purchase Program, and incorporated herein by reference).

10.32	Letter Agreement dated November 14, 2008 by and between the Registrant and the United States Department of the Treasury (filed as Exhibit 10.1 to Registrant’s Current Report on From 8-K dated November 13, 2008, regarding U.S. Department of Treasury’s Capital Purchase Program, and incorporated herein by reference).

10.33	Settlement Agreement dated as of November 3, 2006 and enforceable as of November 10, 2006 (filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

10.34	Implementation Agreement dated July 28, 2005 between Framlington Holdings Limited, Guarantors as named in the Agreement and AXA Investment Managers SA (restated to reflect amendments on September 7, 2005) (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.35	Second Amendment Agreement dated October 31, 2005 in relation to an Implementation Agreement dated July 28, 2005 (as amended on September 7, 2005) (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.36	Form of Acceptance relating to the Cash Offer by AXA Investment Managers S.A. for the Entire Issued Share Capital of Framlington Group Limited (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.37	FINRA Settlement Term Sheet, dated September 16, 2008 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.38	FINRA Letter of Acceptance, Waiver and Consent, effective January 5, 2009 (regarding settlement of auction rate securities investigation)(filed as Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.39†	Form of Agreement Regarding Portion of Salary Payable in Phantom Stock Units (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 26, 2010, and incorporated herein by reference).

10.40†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (long-term restricted version) (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.41†	Form of Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period—current) (filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.42†	Restrictive Covenants and General Release Agreement by and between Joseph J. Buttigieg, III and Comerica Incorporated dated April 23, 2010 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 23, 2010, and incorporated herein by reference).

10.43†	Restrictive Covenants and General Release Agreement by and between Mary Constance Beck and Comerica Incorporated dated January 21, 2011 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 21, 2011, and incorporated herein by reference).

10.44†	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2011 version).

10.45†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (2011 version).

10.46†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version).

10.47†	Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version).

10.48†	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 2.5).

10.49†	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 3) (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

11	Statement regarding Computation of Net Income Per Common Share (incorporated by reference from Note 16 on pages 120 and 121 of Registrant’s 2010 Annual Report to Shareholders attached hereto as Exhibit 13).

12	(not applicable)

13	Incorporated Sections of Registrant’s 2010 Annual Report to Shareholders

14	(not applicable)

16	(not applicable)

18	(not applicable)

21	Subsidiaries of Registrant

22	(not applicable)

23.1	Consent of Ernst & Young LLP

24	(not applicable)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

33	(not applicable)

34	(not applicable)

35	(not applicable)

99.1	Certification Pursuant to 31 C.F.R. § 30.15 (Principal Executive Officer)

99.2	Certification Pursuant to 31 C.F.R. § 30.15 (Principal Financial Officer)

100	(not applicable)

101*	Financial statements from Annual Report on Form 10-K of the Registrant for the year ended December 31, 2010, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.*

†	Management contract or compensatory plan or arrangement.

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

File No. for all filings under Exchange Act: 1-10706.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 28, 2011.

COMERICA INCORPORATED

By:	/s/ Ralph W. Babb, Jr.
Ralph W. Babb, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 28, 2011.

/s/ Ralph W. Babb, Jr. Ralph W. Babb, Jr.	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Elizabeth S. Acton Elizabeth S. Acton	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Muneera S. Carr Muneera S. Carr	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ James F. Cordes James F. Cordes	Director

/s/ Roger A. Cregg Roger A. Cregg	Director

/s/ T. Kevin DeNicola T. Kevin DeNicola	Director

/s/ Jacqueline P. Kane Jacqueline P. Kane	Director

/s/ Richard G. Lindner Richard G. Lindner	Director

/s/ Alfred A. Piergallini Alfred A. Piergallini	Director

/s/ Robert S. Taubman Robert S. Taubman	Director

/s/ Reginald M. Turner, Jr. Reginald M. Turner, Jr.	Director

/s/ Nina G. Vaca Nina G. Vaca	Director