Form 10-Q
period 2011-03-31
COMERICA INC /NEW/
filed 2011-05-02
CIK 28412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

$5 par value common stock:

Outstanding as of April 26, 2011: 176,770,800 shares

COMERICA INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Comerica Incorporated and Subsidiaries

(in millions, except share data)	March 31, 2011	December 31, 2010	March 31, 2010
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$875	$668	$769

Interest-bearing deposits with banks	3,570	1,415	3,860
Other short-term investments	154	141	165

Investment securities available-for-sale	7,406	7,560	7,346

Commercial loans	21,360	22,145	20,756
Real estate construction loans	2,023	2,253	3,202
Commercial mortgage loans	9,697	9,767	10,358
Residential mortgage loans	1,550	1,619	1,631
Consumer loans	2,262	2,311	2,472
Lease financing	958	1,009	1,120
International loans	1,326	1,132	1,306

Total loans	39,176	40,236	40,845
Less allowance for loan losses	(849)	(901)	(987)

Net loans	38,327	39,335	39,858
Premises and equipment	637	630	637
Customers’ liability on acceptances outstanding	14	9	21
Accrued income and other assets	4,034	3,909	4,450

Total assets	$55,017	$53,667	$57,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$16,357	$15,538	$15,290

Money market and NOW deposits	17,888	17,622	16,009
Savings deposits	1,457	1,397	1,462
Customer certificates of deposit	5,672	5,482	5,979
Other time deposits	—	—	814
Foreign office time deposits	499	432	412

Total interest-bearing deposits	25,516	24,933	24,676

Total deposits	41,873	40,471	39,966
Short-term borrowings	61	130	489
Acceptances outstanding	14	9	21
Accrued expenses and other liabilities	1,076	1,126	1,047
Medium- and long-term debt	6,116	6,138	9,915

Total liabilities	49,140	47,874	51,438
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 203,878,110 shares	1,019	1,019	1,019
Capital surplus	1,464	1,481	1,468
Accumulated other comprehensive loss	(382)	(389)	(303)
Retained earnings	5,317	5,247	5,064
Less cost of common stock in treasury - 27,103,941 shares at 3/31/11, 27,342,518 shares at 12/31/10, and 27,575,283 shares at 3/31/10	(1,541)	(1,565)	(1,580)

Total shareholders’ equity	5,877	5,793	5,668

Total liabilities and shareholders’ equity	$55,017	$53,667	$57,106

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions, except per share data)	2011	2010
INTEREST INCOME
Interest and fees on loans	$375	$412
Interest on investment securities	57	61
Interest on short-term investments	2	3

Total interest income	434	476
INTEREST EXPENSE
Interest on deposits	22	35
Interest on medium- and long-term debt	17	26

Total interest expense	39	61

Net interest income	395	415
Provision for loan losses	49	175

Net interest income after provision for loan losses	346	240
NONINTEREST INCOME
Service charges on deposit accounts	52	56
Fiduciary income	39	39
Commercial lending fees	21	22
Letter of credit fees	18	18
Card fees	15	13
Foreign exchange income	9	10
Bank-owned life insurance	8	8
Brokerage fees	6	6
Net securities gains	2	2
Other noninterest income	37	20

Total noninterest income	207	194
NONINTEREST EXPENSES
Salaries	188	169
Employee benefits	50	44

Total salaries and employee benefits	238	213
Net occupancy expense	40	41
Equipment expense	15	17
Outside processing fee expense	24	23
Software expense	23	22
FDIC insurance expense	15	17
Legal fees	9	8
Advertising expense	7	8
Other real estate expense	8	12
Litigation and operational losses	3	1
Provision for credit losses on lending-related commitments	(3)	7
Other noninterest expenses	36	35

Total noninterest expenses	415	404

Income from continuing operations before income taxes	138	30
Provision (benefit) for income taxes	35	(5)

Income from continuing operations	103	35
Income from discontinued operations, net of tax	—	17

NET INCOME	103	52
Less:
Preferred stock dividends	—	123
Income allocated to participating securities	1	—

Net income (loss) attributable to common shares	$102	$(71)

Basic earnings per common share:
Income (loss) from continuing operations	$0.58	$(0.57)
Net income (loss)	0.58	(0.46)
Diluted earnings per common share:
Income (loss) from continuing operations	0.57	(0.57)
Net income (loss)	0.57	(0.46)
Cash dividends declared on common stock	18	9
Cash dividends declared per common share	0.10	0.05

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Comerica Incorporated and Subsidiaries

	Preferred Stock	Common Stock		Capital Surplus	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
		Shares
(in millions, except per share data)		Outstanding	Amount
BALANCE AT DECEMBER 31, 2009	$2,151	151.2	$894	$740	$(336)	$5,161	$(1,581)	$7,029
Net income	—	—	—	—	—	52	—	52
Other comprehensive income, net of tax	—	—	—	—	33	—	—	33

Total comprehensive income								85
Cash dividends declared on preferred stock	—	—	—	—	—	(38)	—	(38)
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	—	(9)	—	(9)
Purchase of common stock	—	—	—	—	—	—	(2)	(2)
Issuance of common stock	—	25.1	125	724	—	—	—	849
Redemption of preferred stock	(2,250)	—	—	—	—	—	—	(2,250)
Redemption discount accretion on preferred stock	94	—	—	—	—	(94)	—	—
Accretion of discount on preferred stock	5	—	—	—	—	(5)	—	—
Net issuance of common stock under employee stock plans	—	—	—	—	—	(3)	3	—
Share-based compensation	—	—	—	4	—	—	—	4

BALANCE AT MARCH 31, 2010	$—	176.3	$1,019	$1,468	$(303)	$5,064	$(1,580)	$5,668

BALANCE AT DECEMBER 31, 2010	$—	176.5	$1,019	$1,481	$(389)	$5,247	$(1,565)	$5,793
Net income	—	—	—	—	—	103	—	103
Other comprehensive income, net of tax	—	—	—	—	7	—	—	7

Total comprehensive income								110
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	—	(18)	—	(18)
Purchase of common stock	—	(0.5)	—	—	—	—	(21)	(21)
Net issuance of common stock under employee stock plans	—	0.8	—	(30)	—	(15)	45	—
Share-based compensation	—	—	—	13	—	—	—	13

BALANCE AT MARCH 31, 2011	$—	176.8	$1,019	$1,464	$(382)	$5,317	$(1,541)	$5,877

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions)	2011	2010
OPERATING ACTIVITIES
Net income	$103	$52
Income from discontinued operations, net of tax	—	17

Income from continuing operations, net of tax	103	35
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	49	175
Provision for credit losses on lending-related commitments	(3)	7
Provision (benefit) for deferred income taxes	13	(126)
Depreciation and software amortization	29	32
Share-based compensation expense	13	4
Net amortization of securities	7	4
Net securities gains	(2)	(2)
Excess tax benefits from share-based compensation arrangements	(1)	—
Net increase in trading securities	(13)	(26)
Net increase in loans held-for-sale	—	(1)
Net (increase) decrease in accrued income receivable	(2)	5
Net decrease in accrued expenses	(59)	(16)
Other, net	16	201
Discontinued operations, net	—	17

Net cash provided by operating activities	150	309
INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities available-for-sale	592	368
Proceeds from sales of investment securities available-for-sale	—	6
Purchases of investment securities available-for-sale	(448)	(300)
Proceeds from sales of indirect private equity and venture capital funds	31	—
Net decrease in loans	946	1,135
Net increase in fixed assets	(30)	(17)
Net increase in customers’ liability on acceptances outstanding	(5)	(10)
Sales of Federal Home Loan Bank stock	—	41

Net cash provided by investing activities	1,086	1,182
FINANCING ACTIVITIES
Net increase in deposits	1,226	56
Net (decrease) increase in short-term borrowings	(69)	27
Net increase in acceptances outstanding	5	10
Repayments of medium- and long-term debt	—	(1,165)
Proceeds from issuance of common stock	—	849
Redemption of preferred stock	—	(2,250)
Proceeds from issuance of common stock under employee stock plans	2	1
Excess tax benefits from share-based compensation arrangements	1	—
Purchase of common stock for treasury	(21)	(2)
Dividends paid on common stock	(18)	(8)
Dividends paid on preferred stock	—	(38)

Net cash provided by (used in) financing activities	1,126	(2,520)

Net increase (decrease) in cash and cash equivalents	2,362	(1,029)
Cash and cash equivalents at beginning of period	2,083	5,617

Cash and cash equivalents at end of period	$4,445	$4,588

Interest paid	$34	$63

Income taxes, tax deposits and tax-related interest paid	$14	$69

Noncash investing and financing activities:
Loans transferred to other real estate	$13	$9

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2010.

Pending Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” (ASU 2011-02). The Corporation will adopt ASU 2011-02, which clarifies existing guidance used by creditors to determine when a modification represents a concession, in its consolidated financial statements in the third quarter 2011. The provisions of ASU 2011-02 require changes to how troubled debt restructurings are identified. While the provisions of ASU 2011-02 may increase the amount of the Corporation’s receivables that are considered troubled debt restructurings and will expand the Corporation’s disclosures on troubled debt restructurings the Corporation does not expect the adoption of ASU 2011-02 to have a material effect on the Corporation’s financial condition and results of operations.

NOTE 2 – PENDING ACQUISITION

On January 18, 2011, the Corporation announced a definitive agreement to acquire Sterling Bancshares, Inc. (“Sterling”), a bank holding company headquartered in Houston, Texas, in a stock-for-stock transaction. Sterling operates 57 banking centers located in Houston, San Antonio, Fort Worth and Dallas, Texas. At March 31, 2011, Sterling had $5.0 billion in assets, including $2.6 billion of loans and $1.6 billion of investment securities, and $4.4 billion of liabilities, including $4.1 billion of deposits. The merger requires the approval of various regulatory agencies and Sterling’s shareholders. Assuming all approvals are obtained, the merger is expected to be completed in the second quarter 2011. Under the terms of the merger agreement, Sterling common shareholders will receive 0.2365 shares of the Corporation’s common stock in exchange for each share of Sterling common stock. At March 31, 2011, Sterling had approximately 102 million shares of common stock outstanding. On the date of the announcement, the Corporation estimated that the transaction would result in approximately $745 million of goodwill at closing. The actual amount of goodwill will be determined on the date of closing.

NOTE 3 – FAIR VALUE MEASUREMENTS

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, the Corporation uses present value techniques and other valuation methods to estimate the fair values of its financial instruments. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

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

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

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

Trading securities and associated deferred compensation plan liabilities

Securities held for trading purposes and associated deferred compensation plan liabilities are recorded at fair value and included in “other short-term investments” and “accrued expenses and other liabilities,” respectively, on the consolidated balance sheets. Level 1 securities held for trading purposes include assets related to employee deferred compensation plans, which are invested in mutual funds, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and other securities traded on an active exchange, such as the New York Stock Exchange. Deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets. Level 2 trading securities include municipal bonds and mortgage-backed securities issued by U.S. government-sponsored entities and corporate debt securities. Securities classified as Level 3 include securities in less liquid markets and securities not rated by a credit agency. The methods used to value trading securities are the same as the methods used to value investment securities available-for-sale, discussed below.

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

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

Investment securities available-for-sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available or the market is deemed to be inactive at the measurement date, an adjustment to the quoted prices may be necessary. In some circumstances, the Corporation may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate to estimate an instrument’s fair value. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include residential mortgage-backed securities issued by U.S. government-sponsored enterprises, corporate debt securities and state and municipal securities. The fair value of Level 2 securities was determined using quoted prices of securities with similar characteristics or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information. Securities classified as Level 3, of which the substantial majority are auction-rate securities (ARS), represent securities in less liquid markets requiring significant management assumptions when determining fair value. Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value at March 31, 2011, December 31, 2010 and March 31, 2010 was determined using an income approach based on a discounted cash flow model utilizing two significant assumptions: discount rate (including a liquidity risk premium) and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium. The liquidity risk premium was based on observed industry auction-rate securities valuations by third parties and incorporated the rate at which the various types of similar ARS had been redeemed or sold since acquisition in 2008. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation’s redemption experience. As of March 31, 2011, approximately 55 percent of the aggregate ARS par value had been redeemed or sold since acquisition at or above carrying value.

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

Business loans consist of commercial, real estate construction, commercial mortgage, lease financing and international loans. The estimated fair value for variable rate business loans that reprice frequently is based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant in an active market. The fair value for other business loans and retail loans are estimated using a discounted cash flow model that employs interest rates currently offered on the loans, adjusted by an amount for estimated credit losses and other adjustments that would be expected to be made by a market participant in an active market. The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable.

Customers’ liability on acceptances outstanding and acceptances outstanding

The carrying amount of these instruments approximates the estimated fair value, due to their short-term nature.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

Derivative assets and derivative liabilities

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

Nonmarketable equity securities

The Corporation has a portfolio of indirect private equity and venture capital investments. These funds generally cannot be redeemed and the majority are not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 15 years. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The investments are accounted for on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. For such investments, fair value measurement guidance permits the use of net asset value, provided the net asset value is calculated by the fund in compliance with fair value measurement guidance applicable to investment companies. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the Corporation’s percentage ownership in the net asset value of the entire fund, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process.

The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

experience, when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $128 million at both March 31, 2011 and December 31, 2010, and its investment in FRB stock totaled $59 million at both March 31, 2011 and December 31, 2010. The Corporation believes its investments in FHLB and FRB stock are ultimately recoverable at par.

The Corporation classifies nonmarketable equity securities subjected to nonrecurring fair value adjustments as Level 3.

Other real estate

Other real estate is included in “accrued income and other assets” on the consolidated balance sheets and includes primarily foreclosed property. Foreclosed property is initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis. Subsequently, foreclosed property is carried at the lower of cost or fair value, less costs to sell. Other real estate may be carried at fair value on a nonrecurring basis when fair value is less than cost. Fair value is based upon independent market prices, appraised value or management’s estimate of the value. Foreclosed property carried at fair value based on an observable market price or a current appraised value is classified by the Corporation as nonrecurring Level 2. When management determines that the fair value of the foreclosed property requires additional adjustments, either as a result of a non-current appraisal or when there is no observable market price, the Corporation classifies the foreclosed property as nonrecurring Level 3.

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

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2011
Trading securities:
Deferred compensation plan assets	$90	$90	$—	$—
Residential mortgage-backed securities (a)	4	—	4	—
State and municipal securities	34	—	34	—
Corporate debt securities	2	—	2	—
Other securities	1	1	—	—

Total trading securities	131	91	40	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	130	130	—	—
Residential mortgage-backed securities (a)	6,622	—	6,622	—
State and municipal securities (b)	26	—	—	26
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	49	—	48	1
Equity and other non-debt securities:
Auction-rate preferred securities	504	—	—	504
Money market and other mutual funds	74	74	—	—

Total investment securities available-for-sale	7,406	204	6,670	532
Derivative assets (c):
Interest rate contracts	476	—	476	—
Energy derivative contracts	159	—	159	—
Foreign exchange contracts	51	—	51	—
Warrants	8	—	—	8

Total derivative assets	694	—	686	8

Total assets at fair value	$8,231	$295	$7,396	$540

Derivative liabilities (d):
Interest rate contracts	$212	$—	$212	$—
Energy derivative contracts	159	—	159	—
Foreign exchange contracts	44	—	44	—
Other	2	—	—	2

Total derivative liabilities	417	—	415	2
Deferred compensation plan liabilities (d)	90	90	—	—

Total liabilities at fair value	$507	$90	$415	$2

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(b)	Primarily auction-rate securities.
(c)	Recorded in “accrued income and other assets” on the consolidated balance sheets.
(d)	Recorded in “accrued expenses and other liabilities” on the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2010
Trading securities:
Deferred compensation plan assets	$86	$86	$—	$—
Residential mortgage-backed securities (a)	7	—	7	—
Other government-sponsored enterprise securities	1	—	1	—
State and municipal securities	19	—	19	—
Corporate debt securities	4	—	4	—
Other securities	1	—	—	1

Total trading securities	118	86	31	1
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	131	131	—	—
Residential mortgage-backed securities (a)	6,709	—	6,709	—
State and municipal securities (b)	39	—	—	39
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	26	—	25	1
Equity and other non-debt securities:
Auction-rate preferred securities	570	—	—	570
Money market and other mutual funds	84	84	—	—

Total investment securities available-for-sale	7,560	215	6,734	611
Derivative assets (c):
Interest rate contracts	542	—	542	—
Energy derivative contracts	103	—	103	—
Foreign exchange contracts	51	—	51	—
Warrants	7	—	—	7

Total derivative assets	703	—	696	7

Total assets at fair value	$8,381	$301	$7,461	$619

Derivative liabilities (d):
Interest rate contracts	$249	$—	$249	$—
Energy derivative contracts	103	—	103	—
Foreign exchange contracts	48	—	48	—
Other	1	—	—	1

Total derivative liabilities	401	—	400	1
Deferred compensation plan liabilities (d)	86	86	—	—

Total liabilities at fair value	$487	$86	$400	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(b)	Primarily auction-rate securities.
(c)	Recorded in “accrued income and other assets” on the consolidated balance sheets.
(d)	Recorded in “accrued expenses and other liabilities” on the consolidated balance sheets.

There were no significant transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1 and Level 2 fair value measurements during the three-month periods ended March 31, 2011 and 2010.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month periods ended March 31, 2011 and 2010.

		Net Realized/Unrealized Gains (Losses)
	Balance at Beginning of Period	Recorded in Earnings		Recorded in Other Comprehensive Income (Pre-tax)
(in millions)		Realized	Unrealized		Sales	Settlements	Balance at End of Period
Three months ended March 31, 2011
Trading securities:
Other securities	$1	$—	$—	$—	$(1)	$—	$—

Total trading securities	1	—	—	—	(1)	—	—
Investment securities available-for-sale:
State and municipal securities (a)	39	—	—	—	(13)	—	26
Auction-rate debt securities	1	—	—	—	—	—	1
Other corporate debt securities	1	—	—	—	—	—	1
Auction-rate preferred securities	570	3	—	(11)	(58)	—	504

Total investment securities available-for-sale	611	3	—	(11)	(71)	—	532
Derivative assets:
Warrants	7	2	1	—	(2)	—	8
Derivative liabilities:
Other	1	—	(1)	—	—	—	2

Three months ended March 31, 2010
Investment securities available-for-sale:
State and municipal securities (a)	$46	$—	$—	$(1)	$—	$—	$45
Auction-rate debt securities	150	—	—	(5)	(1)	—	144
Other corporate debt securities	7	27	—	—	—	(33)	1
Auction-rate preferred securities	706	2	—	1	(46)	—	663

Total investment securities available-for-sale	909	29	—	(5)	(47)	(33)	853
Derivative assets:
Warrants	7	2	—	—	(2)	—	7

(a)	Primarily auction-rate securities

There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three-month periods ended March 31, 2011 and 2010.

The following table presents the income statement classification of realized and unrealized gains and losses due to changes in fair value recorded in earnings for the three-month periods ended March 31, 2011 and 2010 for recurring Level 3 assets and liabilities, as shown in the previous table.

	Net Securities Gains (Losses)		Other Noninterest Income		Discontinued Operations	Total
(in millions)	Realized	Unrealized	Realized	Unrealized	Realized	Realized	Unrealized
Three months ended March 31, 2011
Investment securities available-for-sale:
Auction-rate preferred securities	$3	$—	$—	$—	$—	$3	$—

Total investment securities available-for-sale	3	—	—	—	—	3	—
Derivative assets:
Warrants	—	—	2	1	—	2	1
Derivative liabilities:
Other	—	(1)	—	—	—	—	(1)

Three months ended March 31, 2010
Investment securities available-for-sale:
Other corporate debt securities	$—	$—	$—	$—	$27	$27	$—
Auction-rate preferred securities	2	—	—	—	—	2	—

Total investment securities available-for-sale	2	—	—	—	27	29	—
Derivative assets:
Warrants	—	—	2	—	—	2	—

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

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

(in millions)	Total	Level 2	Level 3
March 31, 2011
Loans held-for-sale:
Residential mortgage	$4	$4	$—
Loans:
Commercial	182	—	182
Real estate construction	181	—	181
Commercial mortgage	403	—	403
Lease financing	7	—	7
International	4	—	4

Total loans	777	—	777
Nonmarketable equity securities	5	—	5
Other real estate	15	—	15
Loan servicing rights	4	—	4

Total assets at fair value	$805	$4	$801

Total liabilities at fair value	$—	$—	$—

December 31, 2010
Loans held-for-sale:
Residential mortgage	$6	$6	$—
Loans:
Commercial	200	—	200
Real estate construction	247	—	247
Commercial mortgage	398	—	398
Lease financing	7	—	7
International	2	—	2

Total loans	854	—	854
Nonmarketable equity securities	9	—	9
Other real estate	33	—	33
Loan servicing rights	5	—	5

Total assets at fair value	$907	$6	$901

Total liabilities at fair value	$—	$—	$—

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	March 31, 2011		December 31, 2010
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and due from banks	$875	$875	$668	$668
Interest-bearing deposits with banks	3,570	3,570	1,415	1,415
Loans held-for-sale	23	23	23	23
Total loans, net of allowance for loan losses (a)	38,327	38,369	39,335	39,212
Customers’ liability on acceptances outstanding	14	14	9	9
Nonmarketable equity securities (b)	18	29	47	77
Loan servicing rights (c)	4	4	5	5
Liabilities
Demand deposits (noninterest-bearing)	16,357	16,357	15,538	15,538
Interest-bearing deposits	25,516	25,521	24,933	24,945

Total deposits	41,873	41,878	40,471	40,483
Short-term borrowings	61	61	130	130
Acceptances outstanding	14	14	9	9
Medium- and long-term debt	6,116	6,009	6,138	6,008
Credit-related financial instruments	(96)	(96)	(99)	(99)

(a)	Included $777 million and $854 million of impaired loans recorded at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010, respectively.
(b)	Included $5 million and $9 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010, respectively.
(c)	Included $4 million and $5 million of loan servicing rights recorded at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010, respectively.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 4 – INVESTMENT SECURITIES

A summary of the Corporation’s investment securities available-for-sale follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
U.S. Treasury and other U.S. government agency securities	$130	$—	$—	$130
Residential mortgage-backed securities (a)	6,561	100	39	6,622
State and municipal securities (b)	32	—	6	26
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	49	—	—	49
Equity and other non-debt securities:
Auction-rate preferred securities	542	2	40	504
Money market and other mutual funds	74	—	—	74

Total investment securities available-for-sale	$7,389	$102	$85	$7,406

December 31, 2010
U.S. Treasury and other U.S. government agency securities	$131	$—	$—	$131
Residential mortgage-backed securities (a)	6,653	95	39	6,709
State and municipal securities (b)	46	—	7	39
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	26	—	—	26
Equity and other non-debt securities:
Auction-rate preferred securities	597	3	30	570
Money market and other mutual funds	84	—	—	84

Total investment securities available-for-sale	$7,538	$98	$76	$7,560

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(b)	Primarily auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 4 – INVESTMENT SECURITIES (continued)

A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of March 31, 2011 and December 31, 2010 follows:

	Impaired
	Less than 12 months		12 months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
Residential mortgage-backed securities (a)	$1,763	$39	$—	$—	$1,763	$39
State and municipal securities (b)	—	—	25	6	25	6
Equity and other non-debt securities:
Auction-rate preferred securities	—	—	406	40	406	40

Total impaired securities	$1,763	$39	$431	$46	$2,194	$85

December 31, 2010
Residential mortgage-backed securities (a)	$1,702	$39	$—	$—	$1,702	$39
State and municipal securities (b)	—	—	38	7	38	7
Equity and other non-debt securities:
Auction-rate preferred securities	—	—	436	30	436	30

Total impaired securities	$1,702	$39	$474	$37	$2,176	$76

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(b)	Primarily auction-rate securities.

As of March 31, 2011, 95 percent of the Corporation’s auction-rate portfolio was rated Aaa/AAA by the credit rating agencies.

At March 31, 2011, the Corporation had 254 securities in an unrealized loss position with no credit impairment, including 191 auction-rate preferred securities, 37 residential mortgage-backed securities and 26 state and municipal auction-rate securities. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses, recorded in “net securities gains” on the consolidated statements of income, computed based on the adjusted cost of the specific security.

	Three Months Ended March 31,
(in millions)	2011	2010
Securities gains	$3	$3
Securities losses	(1)	(1)

Total net securities gains	$2	$2

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 4 – INVESTMENT SECURITIES (continued)

The table below summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions) March 31, 2011	Amortized Cost	Fair Value
Contractual maturity
Within one year	$179	$179
After one year through five years	213	222
After five years through ten years	82	82
After ten years	6,299	6,345

Subtotal	6,773	6,828
Equity and other nondebt securities:
Auction-rate preferred securities	542	504
Money market and other mutual funds	74	74

Total investment securities available-for-sale	$7,389	$7,406

Included in the contractual maturity distribution in the table above were auction-rate securities with a total amortized cost and fair value of $32 million and $25 million, respectively. Auction-rate securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions. At each successful auction, the Corporation has the option to sell the security at par value. Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt. As a result, the expected life of auction-rate securities may differ significantly from the contractual life. Also included in the table above were residential mortgage-backed securities with a total amortized cost and fair value of $6,561 million and $6,622 million, respectively. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.

At March 31, 2011, investment securities with a carrying value of $2.3 billion were pledged where permitted or required by law to secure $1.6 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes nonperforming assets as of March 31, 2011 and December 31, 2010.

(in millions)	March 31, 2011	December 31, 2010
Nonaccrual loans	$996	$1,080
Reduced-rate loans (a)	34	43

Total nonperforming loans	1,030	1,123
Foreclosed property	74	112

Total nonperforming assets	$1,104	$1,235

(a)	Reduced-rate business loans totaled $16 million and $26 million, respectively, and reduced-rate retail loans totaled $18 million and $17 million, respectively, at March 31, 2011 and December 31, 2010.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following presents an aging analysis of loans as of March 31, 2011 and December 31, 2010.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2011
Business loans:
Commercial	$51	$21	$15	$87	$226	$21,047	$21,360
Real estate construction:
Commercial Real Estate business line (a)	69	27	10	106	195	1,305	1,606
Other business lines (b)	5	—	2	7	3	407	417

Total real estate construction	74	27	12	113	198	1,712	2,023
Commercial mortgage:
Commercial Real Estate business line (a)	29	25	6	60	197	1,661	1,918
Other business lines (b)	56	27	8	91	293	7,395	7,779

Total commercial mortgage	85	52	14	151	490	9,056	9,697
Lease financing	—	—	—	—	7	951	958
International	3	—	—	3	4	1,319	1,326

Total business loans	213	100	41	354	925	34,085	35,364
Retail loans:
Residential mortgage	24	15	17	56	58	1,436	1,550
Consumer:
Home equity	12	4	9	25	6	1,630	1,661
Other consumer	4	1	5	10	7	584	601

Total consumer	16	5	14	35	13	2,214	2,262

Total retail loans	40	20	31	91	71	3,650	3,812

Total loans	$253	$120	$72	$445	$996	$37,735	$39,176

December 31, 2010
Business loans:
Commercial	$84	$28	$3	$115	$252	$21,778	$22,145
Real estate construction:
Commercial Real Estate business line (a)	27	—	17	44	259	1,523	1,826
Other business lines (b)	2	—	5	7	4	416	427

Total real estate construction	29	—	22	51	263	1,939	2,253
Commercial mortgage:
Commercial Real Estate business line (a)	8	1	—	9	181	1,747	1,937
Other business lines (b)	28	25	16	69	302	7,459	7,830

Total commercial mortgage	36	26	16	78	483	9,206	9,767
Lease financing	—	—	—	—	7	1,002	1,009
International	1	—	—	1	2	1,129	1,132

Total business loans	150	54	41	245	1,007	35,054	36,306
Retail loans:
Residential mortgage	33	23	7	63	55	1,501	1,619
Consumer:
Home equity	11	4	10	25	5	1,674	1,704
Other consumer	4	2	4	10	13	584	607

Total consumer	15	6	14	35	18	2,258	2,311

Total retail loans	48	29	21	98	73	3,759	3,930

Total loans	$198	$83	$62	$343	$1,080	$38,813	$40,236

(a)	Primarily loans to real estate investors and developers.
(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table details the changes in the allowance for loan losses and related loan amounts.

	Three Months Ended March 31, 2011
(in millions)	Business Loans	Retail Loans	Total	Three Months Ended March 31, 2010
Allowance for loan losses:
Balance at January 1	$839	$62	$901	$985
Loan charge-offs	(113)	(10)	(123)	(184)
Recoveries on loans previously charged-off	21	1	22	11

Net loan charge-offs	(92)	(9)	(101)	(173)
Provision for loan losses	39	10	49	175

Balance at March 31	$786	$63	$849	$987

Allowance for loan losses:
Individually evaluated for impairment	$168	$5	$173	$192
Collectively evaluated for impairment	618	58	676	795

Total allowance for loan losses	$786	$63	$849	$987

As a percentage of total loans	2.22%	1.65%	2.17%	2.42%

Loans:
Individually evaluated for impairment	$854	$46	$900	$978
Collectively evaluated for impairment	34,510	3,766	38,276	39,867

Total loans evaluated for impairment	$35,364	$3,812	$39,176	$40,845

Changes in the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended March 31,
(in millions)	2011	2010
Balance at beginning of period	$35	$37
Provision for credit losses on lending-related commitments	(3)	7

Balance at end of period	$32	$44

Unfunded lending-related commitments sold	$2	$—

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2011
Business loans:
Commercial	$3	$214	$217	$368	$47
Real estate construction:
Commercial Real Estate business line (a)	6	183	189	313	38
Other business lines (b)	—	—	—	—	—

Total real estate construction	6	183	189	313	38
Commercial mortgage:
Commercial Real Estate business line (a)	—	201	201	268	40
Other business lines (b)	—	236	236	304	40

Total commercial mortgage	—	437	437	572	80
Lease financing	—	7	7	16	1
International	—	4	4	10	2

Total business loans	9	845	854	1,279	168
Retail loans:
Residential mortgage	2	38	40	45	3
Consumer loans:
Other consumer	—	6	6	11	2

Total consumer	—	6	6	11	2

Total retail loans	2	44	46	56	5

Total individually evaluated impaired loans	$11	$889	$900	$1,335	$173

December 31, 2010
Business loans:
Commercial	$9	$237	$246	$398	$55
Real estate construction:
Commercial Real Estate business line (a)	—	249	249	400	51
Other business lines (b)	—	—	—	—	—

Total real estate construction	—	249	249	400	51
Commercial mortgage:
Commercial Real Estate business line (a)	—	178	178	282	35
Other business lines (b)	—	245	245	325	49

Total commercial mortgage	—	423	423	607	84
Lease financing	—	7	7	15	1
International	—	2	2	2	1

Total business loans	9	918	927	1,422	192
Retail loans:
Residential mortgage	8	29	37	41	3
Consumer loans:
Other consumer	—	10	10	14	2

Total consumer	—	10	10	14	2

Total retail loans	8	39	47	55	5

Total individually evaluated impaired loans	$17	$957	$974	$1,477	$197

(a)	Primarily loans to real estate investors and developers.
(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized for the three months ended March 31, 2011 and 2010.

	2011		2010
(in millions)	Average Impaired Loans for the Period	Interest Income Recognized for the Period	Average Impaired Loans for the Period	Interest Income Recognized for the Period
Three Months Ended March 31
Business loans:
Commercial	$231	$1	$201	$—
Real estate construction:
Commercial Real Estate business line (a)	219	—	399	—
Other business lines (b)	—	—	2	—

Total real estate construction	219	—	401	—
Commercial mortgage:
Commercial Real Estate business line (a)	189	—	148	—
Other business lines (b)	241	1	172	—

Total commercial mortgage	430	1	320	—
Lease financing	7	—	13	—
International	3	—	18	1

Total business loans	890	2	953	1
Retail loans:
Residential mortgage	39	—	28	—
Consumer loans:
Other consumer	8	—	1	—

Total consumer	8	—	1	—

Total retail loans	47	—	29	—

Total individually evaluated impaired loans	$937	$2	$982	$1

(a)	Primarily loans to real estate investors and developers.
(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent periodic reviews by the Corporation’s senior management, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
March 31, 2011
Business loans:
Commercial	$19,267	$926	$941	$226	$21,360
Real estate construction:
Commercial Real Estate business line (e)	975	256	180	195	1,606
Other business lines (f)	374	21	19	3	417

Total real estate construction	1,349	277	199	198	2,023
Commercial mortgage:
Commercial Real Estate business line (e)	1,068	396	257	197	1,918
Other business lines (f)	6,552	467	467	293	7,779

Total commercial mortgage	7,620	863	724	490	9,697
Lease financing	916	12	23	7	958
International	1,231	46	45	4	1,326

Total business loans	30,383	2,124	1,932	925	35,364
Retail loans:
Residential mortgage	1,447	16	29	58	1,550
Consumer:
Home equity	1,607	28	20	6	1,661
Other consumer	573	8	13	7	601

Total consumer	2,180	36	33	13	2,262

Total retail loans	3,627	52	62	71	3,812

Total loans	$34,010	$2,176	$1,994	$996	$39,176

December 31, 2010
Business loans:
Commercial	$19,884	$1,015	$994	$252	$22,145
Real estate construction:
Commercial Real Estate business line (e)	1,025	333	209	259	1,826
Other business lines (f)	383	20	20	4	427

Total real estate construction	1,408	353	229	263	2,253
Commercial mortgage:
Commercial Real Estate business line (e)	1,104	372	280	181	1,937
Other business lines (f)	6,595	508	425	302	7,830

Total commercial mortgage	7,699	880	705	483	9,767
Lease financing	962	13	27	7	1,009
International	963	112	55	2	1,132

Total business loans	30,916	2,373	2,010	1,007	36,306
Retail loans:
Residential mortgage	1,541	6	17	55	1,619
Consumer:
Home equity	1,662	26	11	5	1,704
Other consumer	575	8	11	13	607

Total consumer	2,237	34	22	18	2,311

Total retail loans	3,778	40	39	73	3,930

Total loans	$34,694	$2,413	$2,049	$1,080	$40,236

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.
(b)	Special mention loans have potential credit weaknesses that deserve management’s close attention. Included in the special mention category were $482 million and $546 million at March 31, 2011 and December 31, 2010, respectively, of loans proactively monitored by management that were considered “pass” by regulatory authorities.
(c)	Substandard loans are accruing loans that have a well-defined weakness, or weaknesses, that jeopardizes the orderly repayment of the loan. This category is generally consistent with the Substandard category as defined by regulatory authorities.
(d)	Nonaccrual loans are loans for which full collection of principal or interest is unlikely, or for which principal and/or interest payments are 90 days or more past due, unless the loan is fully collateralized and in the process of collection. This category is generally consistent with the Doubtful category as defined by regulatory authorities.
(e)	Primarily loans to real estate investors and developers.
(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 6 – DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS

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

For derivatives with dealer counterparties, the Corporation utilizes both counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement, on a net basis, of contracts entered into with the same counterparty. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government agencies to collateralize amounts due to either party beyond certain risk limits. At March 31, 2011, counterparties had pledged marketable investment securities to secure approximately 75 percent of the fair value of contracts with bilateral collateral agreements in an unrealized gain position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2011 was $137 million, for which the Corporation had pledged collateral of $117 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2011, the Corporation would have been required to assign an additional $20 million of collateral to its counterparties.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 6 – DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS (continued)

Derivative Instruments

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at March 31, 2011 and December 31, 2010. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	March 31, 2011			December 31, 2010
	Notional/ Contract Amount (b)	Fair Value (a)		Notional/ Contract Amount (b)	Fair Value (a)
(in millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - cash flow - receive fixed/pay floating	$—	$—	$—	$800	$3	$—
Swaps - fair value - receive fixed/pay floating	1,450	233	—	1,600	263	—

Total risk management interest rate swaps designated as hedging instruments	1,450	233	—	2,400	266	—

Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	287	2	—	220	2	—

Total risk management purposes	$1,737	$235	$—	$2,620	$268	$—

Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	$657	$—	$6	$697	$—	$7
Caps and floors purchased	657	6	—	697	7	—
Swaps	8,842	237	206	9,126	269	242

Total interest rate contracts	10,156	243	212	10,520	276	249

Energy derivative contracts:
Caps and floors written	1,306	—	106	1,106	—	62
Caps and floors purchased	1,306	106	—	1,106	62	—
Swaps	398	53	53	411	41	41

Total energy derivative contracts	3,010	159	159	2,623	103	103

Foreign exchange contracts:
Spot, forwards, futures, options and swaps	2,675	49	44	2,497	49	48

Total customer-initiated and other activities	$15,841	$451	$415	$15,640	$428	$400

Total derivatives	$17,578	$686	$415	$18,260	$696	$400

(a)	Asset derivatives are included in “accrued income and other assets” and liability derivatives are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of derivative assets and liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of derivative assets included credit valuation adjustments for counterparty credit risk totaling $3 million and $5 million at March 31, 2011 and December 31, 2010, respectively.
(b)	Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 6 – DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS (continued)

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

Risk management fair value interest rate swaps generated net interest income of $18 million and $19 million for the three-month periods ended March 31, 2011 and 2010, respectively.

The net gains (losses) recognized in other noninterest income (i.e., the ineffective portion) in the consolidated statements of income on risk management derivatives designated as fair value hedges of fixed-rate debt was as follows.

	Three Months Ended March 31,
(in millions)	2011	2010
Interest rate swaps	$1	$(1)

As part of a cash flow hedging strategy, the Corporation had entered into interest rate swap agreements that effectively converted a portion of existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the life of the agreements. In the first quarter 2011, the remaining $800 million notional amount of interest rate swap agreements outstanding at December 31, 2010 matured. As of March 31, 2011 the Corporation had no interest rate swap agreements designated as cash flow hedges of loans outstanding.

The net gains (losses) recognized in income and OCI on risk management derivatives designated as cash flow hedges of loans for the three-month periods ended March 31, 2011 and 2010 are displayed in the table below.

	Three Months Ended March 31,
(in millions)	2011	2010
Interest rate swaps
Gain (loss) recognized in OCI (effective portion)	$(2)	$6
Gain (loss) recognized in other noninterest income (ineffective portion)	1	(3)
Gain reclassified from accumulated OCI into interest and fees on loans (effective portion)	1	8

Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 6 – DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS (continued)

The Corporation recognized an insignificant amount of net gains (losses) on risk management derivative instruments used as economic hedges in other noninterest income in the consolidated statements of income in both the three-month periods ended March 31, 2011 and 2010.

The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of March 31, 2011 and December 31, 2010.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
March 31, 2011
Swaps - fair value - receive fixed/pay floating rate Medium- and long-term debt designation	$1,450	6.2	5.45%	0.47%

Total risk management interest rate swaps	$1,450

December 31, 2010
Swaps - cash flow - receive fixed/pay floating rate Variable rate loan designation	$800	0.1	4.75%	3.25%
Swaps - fair value - receive fixed/pay floating rate Medium- and long-term debt designation	1,600	7.1	5.73	0.85

Total risk management interest rate swaps	$2,400

(a)	Variable rates paid on receive fixed swaps are based on prime and six-month LIBOR rates in effect at March 31, 2011 and December 31, 2010.

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

For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized an insignificant amount of net gains in “other noninterest income” in the consolidated statements of income in both the three-month periods ended March 31, 2011 and 2010.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 6 – DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS (continued)

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

		Three Months Ended March 31,
(in millions)	Location of Gain	2011	2010
Interest rate contracts	Other noninterest income	$6	$3
Foreign exchange contracts	Foreign exchange income	8	9

Total		$14	$12

Additional information regarding the nature, terms and associated risks of derivative instruments can be found in the Corporation’s 2010 Annual Report on page 55 and in Notes 1 and 9 to the consolidated financial statements.

Credit-Related Financial Instruments

The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	March 31, 2011	December 31, 2010
Unused commitments to extend credit:
Commercial and other	$24,559	$23,578
Bankcard, revolving check credit and home equity loan commitments	1,542	1,568

Total unused commitments to extend credit	$26,101	$25,146

Standby letters of credit	$5,251	$5,453
Commercial letters of credit	117	93
Other credit-related financial instruments	2	1

The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At March 31, 2011 and December 31, 2010, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $32 million and $35 million, respectively.

Unused Commitments to Extend Credit

Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $13 million and $16 million, at March 31, 2011 and December 31, 2010, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.

At March 31, 2011 and December 31, 2010, commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings totaled $8 million and $7 million, respectively.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 6 – DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS (continued)

Standby and Commercial Letters of Credit

Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2019. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $294 million and $298 million of the $5.4 billion and $5.5 billion standby and commercial letters of credit outstanding at March 31, 2011 and December 31, 2010, respectively.

The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $83 million at March 31, 2011, including $64 million of deferred fees and $19 million in the allowance for credit losses on lending-related commitments. At December 31, 2010, the comparable amounts were $83 million, $64 million and $19 million, respectively.

The following table presents a summary of total internally classified watch list standby and commercial letters of credit at March 31, 2011 and December 31, 2010. The Corporation’s internal watch list is generally consistent with loans in the Special Mention, Substandard and Doubtful (nonaccrual) categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	March 31, 2011	December 31, 2010
Total watch list standby and commercial letters of credit	$206	$243
As a percentage of total outstanding standby and commercial letters of credit	3.8%	4.4%

Other credit-related financial instruments

The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of March 31, 2011 and December 31, 2010, the total notional amount of the credit risk participation agreements was approximately $309 million and $316 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in “accrued expenses and other liabilities” on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $11 million and $12 million at March 31, 2011 and December 31, 2010, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of March 31, 2011, the credit risk participation agreements had a weighted average remaining maturity for outstanding agreements of 2.8 years.

In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780 thousand Visa Class B shares. The fair value of the derivative liability was $2 million and $1 million at March 31, 2011 and December 31, 2010, respectively, included in “accrued expenses and other liabilities” on the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 7 – VARIABLE INTEREST ENTITIES (VIEs)

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

The Corporation has a limited partnership interest in 147 low income housing tax credit/historic rehabilitation tax credit partnerships. These entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities, as the general partner has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. While the partnership agreements allow the limited partners, through a majority vote, to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause.

The Corporation accounts for its interest in these partnerships on either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement with these entities at March 31, 2011 was limited to the book basis of the Corporation’s investment of approximately $326 million, which includes unused commitments for future investments.

As a limited partner, the Corporation obtains income tax credits and deductions from the operating losses of these low income housing tax credit/historic rehabilitation tax credit partnerships, which are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable. These income tax credits and deductions are allocated to the funds’ investors based on their ownership percentages. Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other noninterest income” on the consolidated statements of income. In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund low income housing partnerships ($64 million at March 31, 2011).

The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the three-month periods ended March 31, 2011 and 2010.

The following table summarizes the impact of these VIEs on line items on the Corporation’s consolidated statements of income.

(in millions)	Three Months Ended March 31,
Classification in Earnings	2011	2010
Other noninterest income	$(13)	$(12)
Provision (benefit) for income taxes (a)	(13)	(12)

(a)	Income tax credits from low income housing tax credit/historic rehabilitation tax credit partnerships.

Additional information regarding the Corporation’s consolidation policy can be found in Note 1 to the consolidated financial statements in the Corporation’s 2010 Annual Report.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 8 – MEDIUM- AND LONG-TERM DEBT

Medium- and long-term debt are summarized as follows:

(in millions)	March 31, 2011	December 31, 2010
Parent company
Subordinated notes:
4.80% subordinated notes due 2015	$333	$337
Medium-term notes:
3.00% notes due 2015	298	298

Total parent company	631	635
Subsidiaries
Subordinated notes:
5.70% subordinated notes due 2014	277	280
5.75% subordinated notes due 2016	687	691
5.20% subordinated notes due 2017	561	568
8.375% subordinated notes due 2024	190	191
7.875% subordinated notes due 2026	209	213

Total subordinated notes	1,924	1,943
Medium-term notes:
Floating-rate based on LIBOR indices due 2011 to 2012	1,018	1,017
Federal Home Loan Bank advances:
Floating-rate based on LIBOR indices due 2011 to 2014	2,500	2,500
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	43	43

Total subsidiaries	5,485	5,503

Total medium- and long-term debt	$6,116	$6,138

The carrying value of medium- and long-term debt was adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.

All subordinated notes with maturities greater than one year qualify as Tier 2 capital.

Comerica Bank (the Bank), a subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB advances bear interest at variable rates based on LIBOR and were secured by a blanket lien on $15 billion of real estate-related loans at March 31, 2011.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges and the change in the accumulated defined benefit and other postretirement plans adjustment. Total comprehensive income was $110 million and $85 million for the three months ended March 31, 2011 and 2010, respectively. The $25 million increase in total comprehensive income for the three months ended March 31, 2011, when compared to the same period in the prior year, resulted primarily from a $51 million increase in net income, partially offset by a $33 million after-tax decrease in net unrealized gains on investment securities available-for-sale. The following table presents reconciliations of the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2011 and 2010.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

	Three Months Ended March 31,
(in millions)	2011	2010
Accumulated net unrealized gains on investment securities available-for-sale:
Balance at beginning of period, net of tax	$14	$11
Net unrealized holding gains (losses) arising during the period	(3)	48
Less: Reclassification adjustment for net gains included in net income	2	2

Change in net unrealized gains (losses) before income taxes	(5)	46
Less: Provision (benefit) for income taxes	(1)	17

Change in net unrealized gains on investment securities available-for-sale, net of tax	(4)	29

Balance at end of period, net of tax	$10	$40
Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$2	$18
Net cash flow hedge gains (losses) arising during the period	(2)	6
Less: Reclassification adjustment for net gains included in net income	1	8

Change in net cash flow hedge gains (losses) before income taxes	(3)	(2)
Less: Provision (benefit) for income taxes	(1)	(1)

Change in net cash flow hedge gains, net of tax	(2)	(1)

Balance at end of period, net of tax	$—	$17
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(405)	$(365)
Net defined benefit pension and other postretirement adjustment arising during the period	8	—
Less: Adjustment for amounts recognized as components of net periodic benefit cost during the period	(12)	(8)

Change in defined benefit pension and other postretirement plans adjustment before income taxes	20	8
Less: Provision for income taxes	7	3

Change in defined benefit pension and other postretirement plans adjustment, net of tax	13	5

Balance at end of period, net of tax	$(392)	$(360)

Total accumulated other comprehensive loss at end of period, net of tax	$(382)	$(303)

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 10 – NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted income (loss) from continuing operations per common share and net income (loss) per common share for the three-month periods ended March 31, 2011 and 2010 are presented in the following table.

	Three Months Ended March 31,
(in millions, except per share data)	2011	2010
Basic and diluted
Income from continuing operations	$103	$35
Less:
Preferred stock dividends	—	29
Redemption discount accretion on preferred stock	—	94
Income allocated to participating securities	1	—

Income (loss) from continuing operations attributable to common shares	$102	$(88)

Net income	$103	$52
Less:
Preferred stock dividends	—	29
Redemption discount accretion on preferred stock	—	94
Income allocated to participating securities	1	—

Net income (loss) attributable to common shares	$102	$(71)

Basic average common shares	175	155

Basic income (loss) from continuing operations per common share	$0.58	$(0.57)
Basic net income (loss) per common share	0.58	(0.46)

Basic average common shares	175	155
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	1	—
Net effect of the assumed exercise of warrants	2	—

Diluted average common shares	178	155

Diluted income (loss) from continuing operations per common share	$0.57	$(0.57)
Diluted net income (loss) per common share	0.57	(0.46)

The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income (loss) per common share because the exercise prices of the options were greater than the average market price of common shares for the period.

	Three Months Ended March 31,
(shares in millions)	2011	2010
Average outstanding options	15.5	16.7
Range of exercise prices	$39.10 - $64.50	$36.24 - $64.50

Due to the net loss from continuing operations attributable to common shares for the three months ended March 31, 2010, common stock equivalents for options to purchase 3.1 million shares and a warrant to purchase 11.5 million shares, with average exercise prices less than the average market price of common shares for the period, were excluded from the computation of diluted net loss per common share, as their inclusion would have been anti-dilutive.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 11 – EMPLOYEE BENEFIT PLANS

Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

Qualified Defined Benefit Pension Plan	Three Months Ended
	March 31,
(in millions)	2011	2010
Service cost	$8	$7
Interest cost	19	17
Expected return on plan assets	(29)	(29)
Amortization of unrecognized prior service cost	1	2
Amortization of unrecognized net loss	9	4

Net periodic benefit cost	$8	$1

Non-Qualified Defined Benefit Pension Plan	Three Months Ended
	March 31,
(in millions)	2011	2010
Service cost	$1	$1
Interest cost	2	2
Amortization of unrecognized net loss	1	1

Net periodic benefit cost	$4	$4

Postretirement Benefit Plan	Three Months Ended
	March 31,
(in millions)	2011	2010
Interest cost	$1	$1
Expected return on plan assets	(1)	(1)
Amortization of unrecognized transition obligation	1	1

Net periodic benefit cost	$1	$1

For further information on the Corporation’s employee benefit plans, refer to Note 18 to the consolidated financial statements in the Corporation’s 2010 Annual Report.

NOTE 12 – INCOME TAXES AND TAX-RELATED ITEMS

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

In the first quarter 2011, the Corporation applied an estimated annual effective tax rate to interim period pre-tax income to calculate the income tax provision for the quarter, in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. Prior to 2011, specifically for the interim periods beginning second quarter 2009 through December 31, 2010, the Corporation applied an alternative method permitted under the accounting guidance to calculate interim period income taxes. Under the alternative method, interim period income taxes were based on each discrete quarter’s pre-tax income (loss), and the method was used by the Corporation due the volatility and uncertainty in the economy in the prior periods. Given the diminishing economic volatility and the Corporation’s ability to render more reliable estimates of pre-tax income in 2011, the principal method was applied in the first quarter 2011. The Corporation determined it was impracticable to retroactively apply the principal method to the prior interim periods.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 12 – INCOME TAXES AND TAX-RELATED ITEMS (continued)

In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service (IRS) may question and/or challenge specific interpretative tax positions taken by the Corporation with respect to those transactions. The Corporation believes that its tax returns were filed based upon applicable statutes, regulations and case law in effect at the time of the transactions. The IRS, an administrative authority or a court, if presented with the transactions, could disagree with the Corporation’s interpretation of the tax law. After evaluating the risks and opportunities, the best outcome may result in a settlement. The ultimate outcome for each position is not known.

During 2010, the IRS proposed an adjustment to taxable income for the years 2001-2006 which could result in the repatriation of foreign earnings of a certain structured investment transaction. Repatriation of these earnings could require the Corporation to pay income taxes of $53 million, plus any interest and penalties that may be applicable, on foreign earnings of approximately $146 million. The Corporation continues to believe that these earnings were properly excluded from U.S. taxation and has filed a protest to that effect with the IRS Appeals Office. The Corporation anticipates it will enter the post-appeals mediation process of IRS appeals in the second quarter of 2011. The Corporation intends to reinvest these earnings indefinitely and believes it is more likely than not that this tax position will be sustained. The Corporation has reserved for this tax position accordingly.

Based on current knowledge and probability assessment of various potential outcomes, the Corporation believes that current tax reserves are adequate to cover the matter discussed above, and the amount of any incremental liability arising from this matter is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary.

NOTE 13 – CONTINGENT LIABILITIES

Legal Proceedings

The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Litigation-related expense of $1 million and an insignificant amount were included in “litigation and operational losses” on the consolidated statements of income for the three months ended March 31, 2011 and 2010, respectively. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition.

The damages alleged by plaintiffs or claimants may be overstated, unsubstantiated by legal theory, unsupported by the facts, and/or bear no relation to the ultimate award that a court, jury or agency might impose. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state with confidence a range of reasonably possible losses, nor what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, management believes the maximum amount of reasonably possible losses would not have a material adverse effect on the Corporation’s consolidated financial condition.

For information regarding income tax contingencies, refer to Note 12.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 14 – BUSINESS SEGMENT INFORMATION

The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth & Institutional Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at March 31, 2011. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.

For a description of the business activities of each business segment and further information on the methodologies, which form the basis for these results, refer to Note 23 to the consolidated financial statements in the Corporation’s 2010 Annual Report.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 14 – BUSINESS SEGMENT INFORMATION (continued)

Business segment financial results for the three months ended March 31, 2011 and 2010 are shown in the following table.

(dollar amounts in millions) Three Months Ended March 31, 2011	Business Bank	Retail Bank	Wealth & Institutional Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$341	$139	$44	$(135)	$7	$396
Provision for loan losses	18	23	8	—	—	49
Noninterest income	77	42	64	16	8	207
Noninterest expenses	160	162	78	3	12	415
Provision (benefit) for income taxes (FTE)	73	(2)	8	(46)	3	36

Net income (loss)	$167	$(2)	$14	$(76)	$—	$103

Net credit-related charge-offs	$73	$23	$5	$—	$—	$101
Selected average balances:
Assets	$30,091	$5,558	$4,809	$9,314	$4,003	$53,775
Loans	29,609	5,106	4,807	22	7	39,551
Deposits	20,084	17,360	2,800	249	105	40,598
Statistical data:
Return on average assets (a)	2.22%	(0.05)%	1.14%	N/M	N/M	0.77%
Net interest margin (b)	4.66	3.25	3.76	N/M	N/M	3.25
Efficiency ratio	38.14	89.19	74.38	N/M	N/M	69.05

Three Months Ended March 31, 2010	Business Bank	Retail Bank	Wealth & Institutional Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$341	$130	$42	$(105)	$8	$416
Provision for loan losses	137	31	12	—	(5)	175
Noninterest income	76	44	60	12	2	194
Noninterest expenses	162	154	73	2	13	404
Provision (benefit) for income taxes (FTE)	29	(4)	6	(36)	1	(4)
Income from discontinued operations, net of tax	—	—	—	—	17	17

Net income (loss)	$89	$(7)	$11	$(59)	$18	$52

Net credit-related charge-offs	$137	$26	$10	$—	$—	$173
Selected average balances:
Assets	$31,293	$6,106	$4,862	$9,416	$5,842	$57,519
Loans	30,918	5,599	4,789	9	(2)	41,313
Deposits	17,750	16,718	2,791	1,218	94	38,571
Statistical data:
Return on average assets (a)	1.13%	(0.17)%	0.92%	N/M	N/M	0.36%
Net interest margin (b)	4.48	3.18	3.53	N/M	N/M	3.18
Efficiency ratio	38.78	88.44	73.18	N/M	N/M	66.45

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE - Fully Taxable Equivalent

N/M - Not Meaningful

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 14 – BUSINESS SEGMENT INFORMATION (continued)

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in ASC Topic 280, Segment Reporting. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at March 31, 2011.

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 14 – BUSINESS SEGMENT INFORMATION (continued)

Market segment financial results for the three months ended March 31, 2011 and 2010 are shown in the following table.

(dollar amounts in millions) Three Months Ended March 31, 2011	Midwest	Western	Texas	Florida	Other Markets	International	Finance & Other Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$203	$164	$87	$11	$41	$18	$(128)	$396
Provision for loan losses	34	11	4	8	(7)	(1)	—	49
Noninterest income	100	37	23	4	11	8	24	207
Noninterest expenses	188	109	61	12	21	9	15	415
Provision (benefit) for income taxes (FTE)	28	30	16	(1)	—	6	(43)	36

Net income (loss)	$53	$51	$29	$(4)	$38	$12	$(76)	$103

Net credit-related charge-offs	$46	$26	$8	$8	$9	$4	$—	$101
Selected average balances:
Assets	$14,307	$12,590	$7,031	$1,553	$3,242	$1,735	$13,317	$53,775
Loans	14,104	12,383	6,824	1,580	2,960	1,671	29	39,551
Deposits	18,230	12,235	5,786	367	2,298	1,328	354	40,598
Statistical data:
Return on average assets (a)	1.08%	1.54%	1.65%	(0.93)%	4.70%	2.79%	N/M	0.77%
Net interest margin (b)	4.49	5.37	5.17	2.82	5.73	4.34	N/M	3.25
Efficiency ratio	61.99	54.36	55.39	80.08	42.38	34.62	N/M	69.05

Three Months Ended March 31, 2010	Midwest	Western	Texas	Florida	Other Markets	International	Finance & Other Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$204	$161	$79	$10	$41	$18	$(97)	$416
Provision for loan losses	80	59	17	3	24	(3)	(5)	175
Noninterest income	102	36	20	3	10	9	14	194
Noninterest expenses	186	105	60	9	21	8	15	404
Provision (benefit) for income taxes (FTE)	14	11	8	—	(10)	8	(35)	(4)
Income from discontinued operations, net of tax	—	—	—	—	—	—	17	17

Net income (loss)	$26	$22	$14	$1	$16	$14	$(41)	$52

Net credit-related charge-offs	$55	$64	$25	$10	$14	$5	$—	$173
Selected average balances:
Assets	$15,208	$13,175	$6,892	$1,576	$3,782	$1,628	$15,258	$57,519
Loans	14,964	12,980	6,704	1,576	3,494	1,588	7	41,313
Deposits	17,056	11,927	4,957	361	1,985	973	1,312	38,571
Statistical data:
Return on average assets (a)	0.57%	0.65%	0.84%	0.17%	1.63%	3.50%	N/M	0.36%
Net interest margin (b)	4.84	5.04	4.79	2.54	4.84	4.64	N/M	3.18
Efficiency ratio	60.60	53.32	60.46	72.04	43.95	29.12	N/M	66.45

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE - Fully Taxable Equivalent

N/M - Not Meaningful

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 15 – DISCONTINUED OPERATIONS

In December 2006, the Corporation sold its ownership interest in Munder Capital Management (Munder), an investment advisory subsidiary, to an investor group. The sale agreement included an interest-bearing contingent note.

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

The components of net income from discontinued operations for the three-month period ended March 31, 2010 are shown in the following table. There was no income from discontinued operations for the three-month period ended March 31, 2011.

Three Months Ended
March 31,
(in millions, except per share data)	2010
Income from discontinued operations before income taxes	$27
Provision for income taxes	10

Net income from discontinued operations	$17

Earnings per common share from discontinued operations:
Basic	$0.11
Diluted	0.11

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any statements in this report that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “opportunity,” “initiative,” “outcome,” “continue,” “remain,” “maintain,” “trend,” “objective,” “looks forward” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation’s management based on information known to the Corporation’s management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation’s management for future or past operations, products or services, and forecasts of the Corporation’s revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation’s management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation’s actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions and related credit and market conditions; changes in trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve Board; adverse conditions in the capital markets; the interdependence of financial service companies; changes in regulation or oversight, including the effects of recently enacted legislation, actions taken by or proposed by the U.S. Treasury, the Board of Governors of the Federal Reserve System, the Texas Department of Banking and the Federal Deposit Insurance Corporation, legislation or regulations enacted in the future, and the impact and expiration of such legislation and regulatory actions; unfavorable developments concerning credit quality; the proposed acquisition of Sterling Bancshares, Inc., or any future acquisitions; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries in which the Corporation has a concentration of loans, including, but not limited to, the automotive production industry and the real estate business lines; the implementation of the Corporation’s strategies and business models, including the anticipated performance of any new banking centers; the Corporation’s ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; operational difficulties or information security problems; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; the entry of new competitors in the Corporation’s markets; changes in customer borrowing, repayment, investment and deposit practices; management’s ability to maintain and expand customer relationships; management’s ability to retain key officers and employees; the impact of legal and regulatory proceedings; the effectiveness of methods of reducing risk exposures; the effects of war and other armed conflicts or acts of terrorism and the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 16 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 and “Item 1A. Risk Factors” beginning on page 65 of the Corporation’s Quarterly Report on Form 10Q for the quarter ended March 31, 2011. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Results of Operations

Net income for the three months ended March 31, 2011 was $103 million, an increase of $51 million from $52 million reported for the three months ended March 31, 2010. The increase in net income in the first quarter 2011, compared to the same period in 2010, was primarily due to a $136 million decrease in the provision for credit losses ($126 million decrease in the provision for loan losses and a $10 million decrease in the provision for credit losses on lending-related commitments), partially offset by increases of $40 million in the provision for income taxes and $19 million in salaries expense and a $20 million decrease in net interest income. Net income attributable to common shares was $102 million for the first quarter 2011, compared to a net loss attributable to common shares of $71 million for the same period one year ago. As a result of the first quarter 2010 full redemption of $2.25 billion of preferred stock issued to the U.S. Treasury, there were no preferred stock dividends included in net income attributable to common shares for the three months ended March 31, 2011, compared to $123 million of preferred stock dividends, including a $94 million, one-time redemption charge, reflected in the net loss attributable to common shares for the same period one year ago. Net income per diluted common share was $0.57 in the first quarter 2011, compared to a net loss per diluted common share of $0.46 for the same period one year ago.

Full-Year 2011 Outlook

For the full-year 2011, management expects the following, compared to full-year 2010, based on a continuation of modest growth in the economy. This outlook does not include any impact from the pending acquisition of Sterling Bancshares, Inc.

•	A low single-digit decrease in average loans. Excluding the Commercial Real Estate business line, a low single-digit increase in average loans.
•	Average earning assets of approximately $48.5 billion, reflecting lower excess liquidity in addition to a decrease in average loans.
•	An average net interest margin of 3.25 percent to 3.30 percent, based on no increase in the Federal Funds rate.
•	Net credit-related charge-offs between $350 million and $400 million for full-year 2011. The provision for credit losses is expected to be between $150 and $200 million for full-year 2011.
•

A low single-digit decline in noninterest income compared to 2010, primarily due to the impact of regulatory changes. In the event that the implementation of the interchange rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act is delayed past year-end 2011, management expects 2011 full-year noninterest income to be stable relative to 2010.

•	A low single-digit increase in noninterest expenses compared to 2010, primarily due to an increase in employee benefits expense.
•	Income tax expense to approximate 36 percent of income before income taxes less approximately $60 million of permanent differences related to low-income housing and bank-owned life insurance.
•	Continue share repurchase program that, combined with dividend payments, results in a payout up to 50 percent of full-year 2011 earnings.

Net Interest Income

Net interest income was $395 million for the three months ended March 31, 2011, a decrease of $20 million compared to $415 million for the same period in 2010. The decrease in net interest income in the first quarter 2011, compared to the same period in 2010, resulted primarily from a decline in average earning assets, maturities of higher-yield fixed-rate loans and expirations of loan rate floors, partially offset by a continued shift in the funding sources toward lower-cost funds, maturities and redemptions of higher-cost medium- and long-term debt. The “Quarterly Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent” table of this financial review details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended March 31, 2011, compared to the same period in the prior year. Average earning assets decreased $3.6 billion, or seven percent, to $49.3 billion in the first quarter 2011, compared to $52.9 billion in the first quarter 2010, primarily due to decreases of $1.8 billion, or 43 percent, in average interest-bearing deposits with banks and $1.8 billion, or four percent, in average loans. The net interest margin (FTE) for the three months ended March 31, 2011 increased seven basis points to 3.25 percent, from 3.18 percent for the comparable period in 2010, primarily due to a reduction in excess liquidity and the continued shift in funding sources toward lower-cost funds, maturities and redemptions of higher-cost medium- and long-term debt, partially offset by the maturity of interest rate swaps at positive spreads and the reduced contribution of noninterest-bearing funds in a lower rate environment. The net interest margin was reduced by approximately 14 basis points and 24 basis points in the first quarters of 2011 and 2010, respectively, from excess liquidity. Excess liquidity was represented by $2.3 billion and $4.1 billion of average balances deposited with the Federal Reserve Bank (FRB) in the first quarters of 2011 and 2010, respectively, included in “interest-bearing deposits with banks” in the consolidated balance sheets.

For further discussion of the effects of market rates on net interest income, refer to the “Market Risk” section of this financial review.

For full-year 2011, management expects an average net interest margin of 3.25 percent to 3.30 percent based on no increase in the Federal Funds rate. This outlook does not include any impact from the pending acquisition of Sterling Bancshares, Inc.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	March 31, 2011			March 31, 2010
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$21,496	$200	3.76%	$21,015	$205	3.96%
Real estate construction loans	2,179	19	3.51	3,386	25	2.95
Commercial mortgage loans	9,790	95	3.95	10,387	107	4.18
Residential mortgage loans	1,599	21	5.24	1,632	22	5.41
Consumer loans	2,281	19	3.42	2,481	22	3.58
Lease financing	987	9	3.62	1,130	11	3.75
International loans	1,219	12	3.87	1,282	12	3.93
Business loan swap income	—	1	—	—	8	—

Total loans	39,551	376	3.85	41,313	412	4.04
Auction-rate securities available-for-sale	554	1	0.88	879	2	0.93
Other investment securities available-for-sale	6,757	56	3.37	6,503	60	3.72

Total investment securities available-for-sale	7,311	57	3.17	7,382	62	3.38
Federal funds sold and securities purchased under agreements to resell	3	—	0.32	—	—	—
Interest-bearing deposits with banks (a)	2,354	1	0.26	4,122	2	0.25
Other short-term investments	128	1	2.68	124	1	1.75

Total earning assets	49,347	435	3.57	52,941	477	3.65
Cash and due from banks	884			788
Allowance for loan losses	(908)			(1,058)
Accrued income and other assets	4,452			4,848

Total assets	$53,775			$57,519

Money market and NOW deposits	$17,797	12	0.26	$15,055	12	0.32
Savings deposits	1,421	—	0.09	1,384	—	0.07
Customer certificates of deposit	5,509	10	0.76	6,173	15	1.02

Total interest-bearing core deposits	24,727	22	0.36	22,612	27	0.50
Other time deposits	—	—	—	877	8	3.53
Foreign office time deposits	412	—	0.49	458	—	0.21

Total interest-bearing deposits	25,139	22	0.37	23,947	35	0.60
Short-term borrowings	94	—	0.31	234	—	0.11
Medium- and long-term debt	6,128	17	1.10	10,775	26	0.95

Total interest-bearing sources	31,361	39	0.51	34,956	61	0.71
Noninterest-bearing deposits	15,459			14,624
Accrued expenses and other liabilities	1,120			1,075
Total shareholders’ equity	5,835			6,864

Total liabilities and shareholders’ equity	$53,775			$57,519

Net interest income/rate spread (FTE)		$396	3.06		$416	2.94

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			0.19			0.24

Net interest margin (as a percentage of average earning assets) (FTE) (a)			3.25%			3.18%

(a)	Excess liquidity, represented by average balances deposited with the FRB, reduced the net interest margin by 14 basis points and 24 basis points in the first quarters of 2011 and 2010, respectively. Excluding excess liquidity, the net interest margin would have been 3.39% and 3.42% in each respective period. See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

Quarterly Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended March 31, 2011/March 31, 2010
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Loans	$(20)	$(16)	$(36)
Investment securities available-for-sale	(6)	1	(5)
Interest-bearing deposits with banks	—	(1)	(1)

Total earning assets	(26)	(16)	(42)

Interest-bearing deposits	(13)	—	(13)
Medium- and long-term debt	4	(13)	(9)

Total interest-bearing sources	(9)	(13)	(22)

Net interest income/rate spread (FTE)	$(17)	$(3)	$(20)

(a)	Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments. The provision for loan losses was $49 million for the first quarter 2011, compared to $175 million for the same period in 2010. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed under the “Credit Risk” subheading in the “Risk Management” section of this financial review. The decrease of $126 million in the provision for loan losses in the three month period ended March 31, 2011, when compared to the same period in 2010, resulted primarily from improvements in credit quality. Improvements in credit quality included a decline of $376 million, to $5.2 billion, in the Corporation’s watch list loans from December 31, 2010 to March 31, 2011, compared to a decrease of $228 million, to $7.5 billion, in the same period in 2010. The Corporation’s internal watch list is generally consistent with loans in the Special Mention, Substandard and Doubtful (nonaccrual) categories defined by regulatory authorities. Additional indicators of improved credit quality included a decrease in the inflow to nonaccrual (based on an analysis of nonaccrual loans with book balances greater than $2 million) of $79 million and a decrease in net credit-related charge-offs of $72 million in the three month period ended March 31, 2011, compared to the same period in the prior year.

Growth in the national economy rebounded in the second half of 2010, driven mainly by a private-sector lead recovery, but remained at a moderate level due to the depressed housing sector and reduced spending by state and local governments. Real gross domestic product reached a milestone in the fourth quarter 2010 as it surpassed the previous peak reached in the fourth quarter 2007. The economic outlook for 2011 improved slightly as private-sector hiring accelerated in the first quarter and the national unemployment rate declined by a percentage point in the four months leading into March 2011. However, surging energy prices in reaction to the turmoil in North Africa and the Middle East could dampen growth later in 2011. Texas continued to outperform the national economy in early 2011, with notable strength in manufacturing and energy exploration. Reflecting the broadening recovery in Texas, job growth in January 2011 and February 2011 was approximately three percent, more than double the national rate. The Michigan economy is showing signs of a stronger recovery than the nation. In the twelve months prior to February 2011, Michigan had a three percentage point drop in the unemployment rate and nonfarm payroll grew almost twice as fast as the nation. The California economy lagged the national recovery in 2010, but appears to be improving in early 2011. Payrolls in the first two months of 2011 grew at a five percent annual rate, four times faster than nationally. California’s housing sector appears to have improved as home prices are now more aligned to income and the inventory of unsold homes has declined. Forward-looking indicators suggest that economic conditions in the Corporation’s primary geographic markets are likely to continue to strengthen gradually against a background of moderate national and global expansions.

Total net credit-related charge-offs include net charge-offs on both loans and lending-related commitments. Net loan charge-offs for the first quarter 2011 decreased $72 million to $101 million, or 1.03 percent of average total loans, compared to $173 million, or 1.68 percent for the first quarter 2010. The decrease in net loan charge-offs in the first quarter 2011, compared to the first quarter 2010, consisted primarily of decreases in net loan charge-offs in the Commercial Real Estate ($75 million), Leasing, included in Specialty Businesses ($6 million) and Private Banking ($5 million) business lines, partially offset by an increase in net loan charge-offs in the Middle Market business line ($20 million). By geographic market, net loan charge-offs decreased in all markets in the first quarter 2011, compared to the same period in 2010.

The provision for credit losses on lending-related commitments was a negative provision of $3 million for the three month period ended March 31, 2011, compared to a provision of $7 million for the comparable period in 2010. The $10 million decrease for the three-month period ended March 31, 2011, when compared to the same period in 2010, resulted primarily from improved credit quality in unfunded commitments in the Midwest and Texas market. The Corporation establishes this provision to maintain an adequate allowance to cover probable credit losses inherent in lending-related commitments, which is discussed under the “Credit Risk” subheading in the “Risk Management” section of this financial review. Lending-related commitment charge-offs were insignificant in both the three month periods ended March 31, 2011 and 2010.

An analysis of allowance for credit losses and nonperforming assets is presented under the “Credit Risk” subheading in the “Risk Management” section of this financial review.

Management expects net credit-related charge-offs between $350 million and $400 million for full-year 2011. The provision for credit losses is expected to be between $150 million and $200 million for full-year 2011. This outlook does not include any impact from the pending acquisition of Sterling Bancshares, Inc.

Noninterest Income

Noninterest income was $207 million for the three months ended March 31, 2011, an increase of $13 million, or seven percent, compared to $194 million for the same period in 2010, resulting primarily from increases of $6 million in risk management hedge gains and $5 million in net income from principal investing and warrants.

Management expects a low single-digit decline in noninterest income for full-year 2011, compared to full-year 2010, primarily due to the impact of regulatory changes. In the event that the implementation of the interchange rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act is delayed past year-end 2011, management expects 2011 full-year noninterest income to be stable relative to 2010. This outlook does not include any impact from the pending acquisition of Sterling Bancshares, Inc.

Noninterest Expenses

Noninterest expenses were $415 million for the three months ended March 31, 2011, an increase of $11 million, or three percent, from $404 million for the comparable period in 2010, resulting primarily from an increase in salaries expense ($19 million), reflecting an increase in incentive compensation, and employee benefits expense ($6 million), partially offset by decreases in the provision for credit losses on lending-related commitments ($10 million) and other real estate expense ($4 million).

Management expects a low single-digit increase in noninterest expenses for full-year 2011, compared to full-year 2010, primarily due to an increase in employee benefits expense. This outlook does not include any impact from the pending acquisition of Sterling Bancshares, Inc.

Provision for Income Taxes

The provision for income taxes for the first quarter 2011 was $35 million, compared to a benefit of $5 million for the same period in 2010. The $40 million increase in the provision for income taxes in the three-month period ended March 31, 2011, compared to the same period in 2010, primarily reflects an increase in income before taxes. For further information on income taxes, refer to Note 12 to these unaudited consolidated financial statements.

Net deferred tax assets were $363 million at March 31, 2011, compared to $383 million at December 31, 2010, a decrease of $20 million, resulting primarily from a reduction in deferred tax assets due to a decrease in the allowance for loan losses. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed at both March 31, 2011 and December 31, 2010. This conclusion was based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events.

Management expects income tax expense to approximate 36 percent of income before income taxes less approximately $60 million of permanent differences related to low-income housing and bank-owned life insurance. This outlook does not include any impact from the pending acquisition of Sterling Bancshares, Inc.

Income from Discontinued Operations, Net of Tax

In the first three months of 2011, there was no income from discontinued operations, net of tax. Income from discontinued operations, net of tax, in the first quarter 2010 of $17 million reflected an after-tax gain from the cash settlement of a note receivable related to the 2006 sale of an investment advisory subsidiary. For further information on the cash settlement of the note and discontinued operations, refer to Note 15 to these unaudited consolidated financial statements.

Business Segments

The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth & Institutional Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance Division. Note 14 to these unaudited consolidated financial statements presents financial results of these business segments for the three months ended March 31, 2011 and 2010. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 14 to these unaudited consolidated financial statements and Note 23 to the consolidated financial statements in the Corporation’s 2010 Annual Report.

The following table presents net income (loss) by business segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2011		2010
Business Bank	$167	93%	$89	96%
Retail Bank	(2)	(1)	(7)	(8)
Wealth & Institutional Management	14	8	11	12

	179	100%	93	100%
Finance	(76)		(59)
Other (a)	—		18

Total	$103		$52

(a)	Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division.

The Business Bank’s net income of $167 million increased $78 million in the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Net interest income (FTE) of $341 million was unchanged in the three months ended March 31, 2011 compared to the same period in the prior year, as the benefit provided by a $2.3 billion increase in average deposits was offset by a $1.3 billion decrease in average loans. The provision for loan losses of $18 million decreased $119 million from the comparable period in the prior year, reflecting decreases in the Commercial Real Estate (in all markets) and Middle Market (primarily in the Midwest market and Other Markets) business lines. Net credit-related charge-offs of $73 million decreased $64 million from the comparable period in the prior year, primarily due to a decrease in charge-offs in the Commercial Real Estate business line, partially offset by an increase in charge-offs in the Middle Market business line. Noninterest income of $77 million increased $1 million from the comparable prior year period, primarily due to increases in warrant income ($2 million) and customer derivative income ($2 million), partially offset by a decrease in service charges on deposit accounts ($2 million). Noninterest expenses of $160 million decreased $2 million from the same period in the prior year, primarily due to decreases in the provision for credit losses on lending commitments ($10 million), other real estate expenses ($4 million), outside processing costs ($3 million) and nominal decrease in other noninterest expense categories, partially offset by increases in allocated corporate overhead expenses ($9 million) and incentive compensation ($8 million). The provision for income taxes (FTE) of $73 million for the three month period ended March 31, 2011, increased $44 million, compared to $29 million for the comparable period the prior year, primarily resulting from an increase in income before income taxes.

The net loss for the Retail Bank was $2 million in the three months ended March 31, 2011, compared to a net loss of $7 million in the three months ended March 31, 2010. Net interest income (FTE) of $139 million increased $9 million from the comparable period in the prior year, primarily due to an increase in loan and deposit spreads and the benefit provided by a $642 million increase in average deposits, partially offset by a $493 million decrease in average loans. The provision for loan losses decreased $8 million from the comparable period in the prior year, reflecting decreases in the Small Business (primarily the Midwest market) and Personal Banking business lines. Net credit-related charge-offs of $23 million decreased $3 million from the comparable period in the prior year, due to decreases in charge-offs in the Small Business and Personal Banking business lines. Noninterest income of $42 million decreased $2 million from the comparable prior year period, primarily due to a $2 million decline in service charges on deposit accounts. Noninterest expenses of $162 million increased $8 million from the same period in the prior year, primarily due to an increase in allocated corporate overhead expenses ($5 million).

Wealth & Institutional Management’s net income of $14 million increased $3 million in the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Net interest income (FTE) of $44 million increased $2 million from the comparable period in the prior year, primarily due to increases in loan and deposit spreads. The provision for loan losses decreased $4 million from the comparable period in the prior year, primarily reflecting decreases in the Midwest and Western markets, partially offset by an increase in the Florida market. Net credit-related charge-offs of $5 million decreased $5 million from the comparable period in the prior year, primarily due to a decrease in the Private Banking business line. Noninterest income of $64 million increased $4 million from the comparable period in the prior year, primarily due to nominal increases in various noninterest income categories. Noninterest expenses of $78 million increased $5 million, primarily due to an increase in allocated corporate overhead expense ($3 million).

The net loss for the Finance Division was $76 million in the three months ended March 31, 2011, compared to a net loss of $59 million in the three months ended March 31, 2010. Net interest expense (FTE) increased $30 million in the three months ended March 31, 2011, compared to the same period in the prior year. Net interest expense (FTE) in the Finance Division is primarily impacted by the Corporation’s internal funds transfer methodology. The methodology is designed to centralize interest rate risk in the Finance Division and to measure profitability across all interest rate environments. To that end, the Finance Division pays the three major business segments for the long-term value of deposits based on their assumed lives. The three major business segments pay the Finance Division for funding based on the repricing and term characteristics of their loans. Noninterest income increased $4 million from the comparable period in the prior year, primarily due to a $6 million increase in risk management hedge income, partially offset by a $2 million gain on the repurchase of subordinated debt in the first quarter 2010. Noninterest expenses increased $1 million in the first quarter 2011 compared to the same period in the prior year.

The Other category’s net income decreased $18 million in the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The decrease in net income primarily reflected the $17 million after-tax discontinued operations gain recorded in the first quarter 2010.

Market Segments

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. Note 14 to these unaudited consolidated financial statements contains a description and presents financial results of these market segments for the three months ended March 31, 2011 and 2010.

The following table presents net income (loss) by market segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2011		2010
Midwest	$53	30%	$26	28%
Western	51	28	22	23
Texas	29	16	14	16
Florida	(4)	(2)	1	1
Other Markets	38	21	16	17
International	12	7	14	15

	179	100%	93	100%
Finance & Other Businesses (a)	(76)		(41)

Total	$103		$52

(a)	Includes discontinued operations and items not directly associated with the market segments.

The Midwest market’s net income of $53 million increased $27 million in the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Net interest income (FTE) of $203 million decreased $1 million from the comparable period in the prior year, primarily due to an $860 million decrease in average loans, partially offset by a increase in loan and deposit spreads and the benefit provided by a $1.2 billion increase in average deposits. The provision for loan losses decreased $46 million, reflecting decreases in the Middle Market, Private Banking, Commercial Real Estate, Leasing and Small Business business lines. Net credit-related charge-offs of $46 million decreased $9 million from the comparable period in the prior year, primarily due to decreases in charge-offs in the Commercial Real Estate and Leasing business lines, partially offset by an increase in the Middle Market business line. Noninterest income of $100 million decreased $2 million from the comparable period in the prior year, primarily due to a decrease in service charges on deposit accounts ($3 million). Noninterest expenses of $188 million increased $2 million from the same period in the prior year, primarily due to an increase in allocated corporate overhead expenses ($8 million), other real estate expenses ($3 million), and salaries expense ($2 million), partially offset by a decrease in the provision for credit losses on lending-related commitments ($12 million). The provision for income taxes (FTE) of $28 million for the three month period ended March 31, 2011, increased $14 million, compared to the same period in the prior year, primarily resulting from an increase in income before income taxes.

The Western market’s net income of $51 million increased $29 million in the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Net interest income (FTE) of $164 million increased $3 million from the comparable prior year period, primarily due to an increase in loan and deposit spreads and the benefit provided by a $308 million increase in average deposits, partially offset by a $597 million decrease in average loans. The provision for loan losses decreased $48 million, primarily reflecting decreases in the Commercial Real Estate and Middle Market business lines. Net credit-related charge-offs of $26 million decreased $38 million from the comparable period in the prior year, primarily due to a decrease in charge-offs in the Commercial Real Estate business line. Noninterest income of $37 million increased $1 million from the comparable period in the prior year. Noninterest expenses of $109 million increased $4 million from the same period in the prior year, primarily due to increases in allocated corporate overhead expenses ($5 million), the provision for credit losses on lending-commitments ($2 million) and salaries expense ($2 million), partially offset by a decrease in other real estate expenses ($4 million). The provision for income taxes (FTE) of $30 million for the three month period ended March 31, 2011, increased $19 million, compared to $11 million for the comparable period the prior year, primarily resulting from an increase in income before income taxes.

The Texas market’s net income increased $15 million to $29 million in the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Net interest income (FTE) of $87 million increased $8 million from the comparable period in the prior year, primarily due to an increase in loan and deposit spreads and the benefit provided by increases of $829 million in average deposits and $120 million in average loans. The provision for loan losses decreased $13 million, primarily reflecting a decrease in the Commercial Real Estate business line, partially offset by an increase in the Middle Market business line. Net credit-related charge-offs of $8 million decreased $17 million from the comparable period in the prior year, primarily due to a decrease in the Commercial Real Estate business line, partially offset by an increase in the Middle Market business line. Noninterest income of $23 million increased $3 million from the comparable period in the prior year due to nominal increases in several noninterest income categories. Noninterest expenses of $61 million increased $1 million from the comparable period in the prior year. The provision for income taxes (FTE) of $16 million for the three month period ended March 31, 2011, increased $8 million, compared to $8 million for the comparable period the prior year, primarily resulting from an increase in income before income taxes.

The net loss in the Florida market was $4 million in the three months ended March 31, 2011, compared to net income of $1 million in the three months ended March 31, 2010. Net interest income (FTE) of $11 million increased $1 million from the comparable period in the prior year primarily due to an increase in loan spreads. The provision for loan losses increased $5 million in the three months ended March 31, 2011 compared to the same period in the prior year, reflecting increases in the Private Banking and Middle Market business lines, partially offset by a decrease in the Commercial Real Estate business line. Net credit-related charge-offs of $8 million decreased $2 million from the comparable period in the prior year. Noninterest income of $4 million increased $1 million from the comparable period in the prior year. Noninterest expenses of $12 million increased $3 million from the comparable period in the prior year, primarily due to nominal increases in several noninterest expense categories.

The Other Markets’ net income increased $22 million, to $38 million, in the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Net interest income (FTE) of $41 million was unchanged from the comparable period in the prior year as increases in loan and deposit spreads and the benefit provided by a $313 million increase in average deposits was offset by the impact of a $534 million decrease in average loans. The provision for loan losses decreased $31 million, primarily reflecting decreases in the Middle

Market and Commercial Real Estate business lines. Net credit-related charge-offs of $9 million decreased $5 million from the comparable period in the prior year, primarily due to a decrease in charge-offs in the Commercial Real Estate business line, partially offset by an increase in charge-offs in the Middle Market business line. Noninterest income of $11 million increased $1 million from the comparable period in the prior year. Noninterest expenses were $21 million for both the three month period ended March 31, 2011 and the comparable period the prior year.

The International market’s net income decreased $2 million to $12 million in the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Net interest income (FTE) of $18 million was unchanged from the comparable period in the prior year as the benefit provided by increases of $355 million in average deposits and $83 million in average loans were offset by a decline in loan spreads. The provision for loan losses increased $2 million to a negative provision of $1 million in the three months ended March 31, 2011, compared to a negative provision of $3 million for the same period in 2010, primarily due to decreases in specific allowances. Noninterest income of $8 million decreased $1 million from the comparable period in the prior year. Noninterest expenses of $9 million increased $1 million from the comparable period in the prior year.

The net loss for Finance & Other Businesses was $76 million in the three months ended March 31, 2011, compared to a net loss of $41 million in the three months ended March 31, 2010. The $35 million increase in net loss was due to the same reasons noted in the Finance Division and the Other category discussions under the “Business Segments” heading above.

The following table lists the number of the Corporation’s banking centers by market segment.

	March 31,
	2011	2010
Midwest (Michigan)	217	232
Western:
California	104	99
Arizona	17	16

Total Western	121	115
Texas	95	91
Florida	11	10
International	1	1

Total	445	449

Financial Condition

Total assets increased $1.3 billion to $55.0 billion at March 31, 2011, compared to $53.7 billion at December 31, 2010, primarily due to an increase in interest-bearing deposits with banks of $2.2 billion, partially offset by a decrease in total loans of $1.1 billion. On an average basis, total assets were $53.8 million for both the first quarter 2011 and the fourth quarter 2010.

The following tables show the change in average loans by business line and geographic market in the first quarter 2011, compared to the fourth quarter 2010.

	Three Months Ended
(dollar amounts in millions)	March 31, 2011	December 31, 2010	Change	Percent Change

Average Loans By Business Line:
Middle Market	$11,864	$11,770	$94	1%
Commercial Real Estate	4,416	4,740	(324)	(7)
Global Corporate Banking	4,620	4,344	276	6
National Dealer Services	3,797	3,763	34	1
Specialty Businesses (a)	4,912	5,330	(418)	(8)

Total Business Bank	29,609	29,947	(338)	(1)
Small Business	3,375	3,407	(32)	(1)
Personal Financial Services	1,731	1,785	(54)	(3)

Total Retail Bank	5,106	5,192	(86)	(2)
Private Banking	4,807	4,820	(13)	0

Total Wealth & Institutional Management	4,807	4,820	(13)	0
Finance/Other	29	40	(11)	(28)

Total loans	$39,551	$39,999	$(448)	(1)%

Average Loans By Geographic Market:
Midwest	$14,104	$14,219	$(115)	(1)%
Western	12,383	12,497	(114)	(1)
Texas	6,824	6,435	389	6
Florida	1,580	1,612	(32)	(2)
Other Markets	2,960	3,651	(691)	(19)
International	1,671	1,545	126	8
Finance/Other	29	40	(11)	(28)

Total loans	$39,551	$39,999	$(448)	(1)%

(a)	Includes Energy, Technology and Life Sciences, Mortgage Banker Finance, Leasing, Entertainment and Financial Services Division

N/M - not meaningful

Average loans decreased $448 million, or one percent, to $39.6 billion at March 31, 2011, compared to December 31, 2010, reflecting increases in the Global Corporate Banking ($276 million), Energy Lending ($154 million), included in Specialty Businesses, and Middle Market ($94 million) business lines. These increases were more than offset by decreases in the Mortgage Banker Finance ($535 million), included in Specialty Businesses, and Commercial Real Estate ($324 million) business lines. Mortgage Banker Finance provides short-term financing to borrowers in the mortgage banking industry who originate and refinance residential mortgage loans which they subsequently sell in the secondary market (mortgage warehousing loans). Average loans in Mortgage Banker Finance, included in “Commercial Loans” on the consolidated balance sheets, declined 49 percent to $566 million at March 31, 2011, compared to $1.1 billion at December 31, 2010, primarily due to a decline in consumer refinance volumes in the first quarter 2011 compared to the fourth quarter 2010. Average loans in the Commercial Real Estate line of business continued to run-off as expected. By market, increases in average loans in the Texas ($389 million) and International ($126 million) markets were more than offset by decreases in Other Markets ($691 million), which included Mortgage Banker Finance, the Midwest ($115 million) and Western ($114 million) markets.

Management anticipates the crisis in Japan, triggered by natural disasters, will cause a disruption in the automotive supply chain which may result in a temporary decline in average loans outstanding in the National Dealer Services business line from the first quarter 2011.

Management expects average earning assets of approximately $48.5 billion for the full-year 2011, reflecting lower excess liquidity in addition to a low single-digit decrease in average loans for full-year 2011 compared to full-year 2010. Excluding the Commercial Real Estate business line, management expects a low single-digit increase in average loans for full-year 2011 compared to full-year 2010. This outlook does not include any impact from the pending acquisition of Sterling Bancshares, Inc.

Total liabilities increased $1.3 billion, or three percent, to $49.1 billion at March 31, 2011, compared to December 31, 2010, primarily due to a $1.4 billion increase in total deposits. On an average basis, liabilities were

$47.9 billion for both the first quarter 2011 and fourth quarter 2010. Average core deposits, which exclude other time deposits and foreign office time deposits, were $40.2 billion for the first quarter 2011, compared to $39.9 billion for the fourth quarter 2010, primarily reflecting an increase of $495 million in money market and NOW deposits, partially offset by decreases of $148 million in noninterest-bearing deposits and $93 million in customer certificates of deposit. Within average core deposits, increases from the fourth quarter 2010 to the first quarter 2011 were noted in the Global Corporate Banking ($351 million), Technology and Life Sciences ($231 million) and Personal Banking ($181 million) business lines, partially offset by decreases in the Middle Market ($160 million), Financial Services Division ($150 million) and Commercial Real Estate ($103 million) business lines. By market, average core deposits increased in the Midwest ($271 million) and Texas ($229 million) markets in the first quarter 2011, compared to the fourth quarter 2010, partially offset by a decrease in the Western market ($216 million).

Capital

Total shareholders’ equity increased $84 million to $5.9 billion at March 31, 2011, compared to December 31, 2010. The following table presents a summary of changes in total shareholders’ equity for the three months ended March 31, 2011.

(in millions)
Balance at January 1, 2011		$5,793
Retention of earnings (net income less cash dividends declared)		85
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$(3)
Cash flow hedges	(2)
Defined benefit and other postretirement plans	12

Total change in accumulated other comprehensive income (loss)		7
Repurchase of common stock		(21)
Share-based compensation		13

Balance at March 31, 2011		$5,877

On November 16, 2010, the Board of Directors authorized the Corporation to repurchase up to 12.6 million shares of Comerica Incorporated outstanding common stock, and authorized the purchase of up to all 11.5 million outstanding warrants. There is no expiration date for the Corporation’s share repurchase program. For further information regarding the repurchase program, refer to Note 14 to the consolidated financial statements in the Corporation’s 2010 Annual Report. The following table summarizes the Corporation’s repurchase activity during the three months ended March 31, 2011.

(shares in thousands)	Total Number of Shares and Warrants Purchased (a)	Average Price Paid Per Share	Average Price Paid Per Warrant (b)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (c)
January 2011	83	$39.29	$—	—	24,056
February 2011	464	39.42	—	400	23,656
March 2011	1	36.72	—	—	23,656

Total first quarter 2011	548	$39.40	$—	400	23,656

(a)	Included approximately 148 thousand shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan.

These transactions are not considered part of the Corporation’s repurchase program.

(b)	The Corporation made no repurchases of warrants under the repurchase program during the three months ended March 31, 2011.
(c)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

Management expects to continue the share repurchase program that, combined with dividend payments, results in a payout up to 50 percent of earnings for full-year 2011.

Risk-based regulatory capital standards are designed to make regulatory capital requirements more sensitive to differences in credit risk profiles among banking institutions and to account for off-balance sheet exposure. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. As shown in the table below, the Tier 1 common capital, Tier 1 risk-based capital, Total risk-based capital and leverage ratios increased from December 31, 2010 to March 31, 2011. These increases were primarily due to a decrease in risk-weighted assets resulting from a decrease in loans, partially offset by an increase in interest-bearing deposits with banks, which carry a lower risk weight. The tangible common equity ratio decreased 11 basis points primarily due to an increase in tangible assets, reflecting an increase in interest-bearing deposits with banks, partially offset by a decrease in loans.

In December 2009, the Basel Committee on Banking Supervision (the Basel Committee) released proposed Basel III guidance on bank capital and liquidity. In September 2010, the Basel Committee proposed higher global minimum capital standards, including a minimum Tier 1 common capital ratio and additional capital and liquidity requirements, with rules expected to be implemented between 2013 and 2019. Adoption in the U.S. is expected to occur over a similar timeframe, but the final form of the U.S. rules is uncertain. The Corporation believes that the expected impacts from changes in the components of capital and the calculation of risk-weighted assets would not be material. A higher degree of uncertainty exists regarding the implementation and interpretation of the liquidity rules. If subject to these rules, the Corporation expects the liquidity requirements to be manageable. While uncertainty exists in both the final form of the Basel III guidance and whether or not the Corporation will be required to adopt the guidelines, the Corporation is closely monitoring the development of the guidance.

The Corporation’s capital ratios exceeded minimum regulatory requirements as follows:

	March 31, 2011		December 31, 2010
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (a) (b)	$6,105	10.37%	$6,027	10.13%
Tier 1 risk-based (4.00% - minimum) (b)	6,105	10.37	6,027	10.13
Total risk-based (8.00% - minimum) (b)	8,726	14.83	8,651	14.54
Leverage (3.00% - minimum) (b)	6,105	11.37	6,027	11.26
Tangible common equity (a)	5,722	10.43	5,637	10.54

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
(b)	March 31, 2011 capital and ratios are estimated.

At March 31, 2011, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (Tier 1 risk-based capital, total risk-based capital and leverage ratios greater than six percent, 10 percent and five percent, respectively).

Risk Management

The following updated information should be read in conjunction with the “Risk Management” section on pages 38-60 in the Corporation’s 2010 Annual Report.

Credit Risk

Allowance for Credit Losses and Nonperforming Assets

The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for loan losses represents management’s assessment of probable, estimable losses inherent in the Corporation’s loan portfolio. The allowance for loan losses includes specific allowances, based on individual evaluations of certain loans and loan relationships, and allowances for pools of loans with similar risk characteristics for the remaining business and retail loans. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. Retail loans consist of traditional residential mortgage, home equity and other consumer loans.

The total allowance for loan losses is sufficient to absorb incurred losses inherent in the total loan portfolio. Unanticipated economic events, including political, economic and regulatory instability could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance. Inclusion of other industry-specific portfolio exposures in the allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in the need for additional provision for loan losses in order to maintain an allowance that complies with credit risk and accounting policies. The allowance for loan losses was $849 million at March 31, 2011, compared to $901 million at December 31, 2010, a decrease of $52 million, or six percent. The decrease resulted primarily from improvements in credit quality, including a decline of $376 million in the Corporation’s watch list loans from December 31, 2010 to March 31, 2011, and a decrease in loan balances. The decrease in the allowance for loan losses consisted of decreases in the Midwest and Other Markets of the Middle Market business line and the Commercial Real Estate (primarily the Western market) and Global Corporate Banking business lines, partially offset by increases in the Western Market of the Middle Market business line and the Private Banking business line. The allowance for loan losses as a percentage of total period-end loans was 2.17 percent at March 31, 2011, compared to 2.24 percent at December 31, 2010. Nonperforming loans of $1.0 billion at March 31, 2011 decreased $93 million, compared to December 31, 2010. All large nonperforming loans are individually reviewed each quarter for potential charge-offs and reserves. Charge-offs are taken as amounts are determined to be uncollectible. A measure of the level of charge-offs already taken on nonperforming loans is the current book balance as a percentage of the contractual amount owed. At both March 31, 2011 and December 31, 2010, nonperforming loans were charged-off to 54 percent of the contractual amount. This level of write-downs is consistent with losses experienced on loan defaults in the first three months of 2011 and in recent years. The allowance as a percentage of total nonperforming loans, a ratio which results from the actions noted above, was 82 percent at March 31, 2011, compared to 80 percent at December 31, 2010. The Corporation’s loan portfolio is primarily composed of business loans, which, in the event of default, are typically carried on the books at fair value as nonperforming assets for a longer period of time than are consumer loans, resulting in a lower nonperforming loan allowance coverage when compared to banking organizations with higher concentrations of consumer loans.

The allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit with each internal risk rating. A probability of draw estimate is applied to the commitment amount, and the result is multiplied by standard reserve factors consistent with business loans. In general, the probability of draw for letters of credit is considered certain for all letters of credit supporting loans and for letters of credit assigned an internal risk rating generally consistent with regulatory defined substandard or doubtful. Other letters of credit and all unfunded commitments have a lower probability of draw.

The allowance for credit losses on lending-related commitments was $32 million at March 31, 2011, a decrease of $3 million from $35 million at December 31, 2010.

Nonperforming assets include loans on nonaccrual status, loans which have been renegotiated to less than the original contractual rates (reduced-rate loans) and real estate which has been acquired through foreclosure and awaiting disposition (foreclosed property). Nonperforming assets decreased $131 million to $1.1 billion at March 31, 2011, from $1.2 billion at December 31, 2010, and are summarized in the following table.

(in millions)	March 31, 2011	December 31, 2010
Nonaccrual loans:
Business loans:
Commercial	$226	$252
Real estate construction:
Commercial Real Estate business line (a)	195	259
Other business lines (b)	3	4

Total real estate construction	198	263
Commercial mortgage:
Commercial Real Estate business line (a)	197	181
Other business lines (b)	293	302

Total commercial mortgage	490	483
Lease financing	7	7
International	4	2

Total nonaccrual business loans	925	1,007
Retail loans:
Residential mortgage	58	55
Consumer:
Home equity	6	5
Other consumer	7	13

Total consumer	13	18

Total nonaccrual retail loans	71	73

Total nonaccrual loans	996	1,080
Reduced-rate loans	34	43

Total nonperforming loans	1,030	1,123
Foreclosed property	74	112

Total nonperforming assets	$1,104	$1,235

Nonperforming loans as a percentage of total loans	2.63%	2.79%
Nonperforming assets as a percentage of total loans and foreclosed property	2.81	3.06
Allowance for loan losses as a percentage of total nonperforming loans	82	80
Loans past due 90 days or more and still accruing	$72	$62
Loans past due 90 days or more and still accruing as a percentage of total loans	0.18%	0.15%

(a)	Primarily loans to real estate investors and developers.
(b)	Primarily loans secured by owner-occupied real estate.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2011	December 31, 2010
Nonaccrual loans at beginning of period	$1,080	$1,163
Loans transferred to nonaccrual (a)	166	180
Nonaccrual business loan gross charge-offs (b)	(111)	(120)
Loans transferred to accrual status (a)	(4)	(4)
Nonaccrual business loans sold (c)	(60)	(41)
Payments/Other (d)	(75)	(98)

Nonaccrual loans at end of period	$996	$1,080

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b)	Analysis of gross loan charge-offs:

Nonaccrual business loans	$111	$120
Performing watch list loans	2	—
Retail	10	20

Total gross loan charge-offs	$123	$140

(c)	Analysis of loans sold:

Nonaccrual business loans	$60	$41
Performing watch list loans	35	29

Total loans sold	$95	$70

(d)	Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan charge-offs. Excludes business loan gross charge-offs and business nonaccrual loans sold.

The following table presents the number of nonaccrual loan relationships and balance by size of relationship at March 31, 2011.

(dollar amounts in millions) Nonaccrual Relationship Size	Number of Relationships	Balance
Under $2 million (a)	932	$229
$2 million - $5 million	66	206
$5 million - $10 million	24	163
$10 million - $25 million	22	340
Greater than $25 million	2	58

Total loan relationships at March 31, 2011	1,046	$996

(a)	For nonaccrual balances under $2 million, number of relationships is represented by the number of borrowers.

There were 21 loan relationships with balances greater than $2 million, totaling $166 million, transferred to nonaccrual status in the first quarter 2011, a decrease of $14 million from $180 million in the fourth quarter 2010. Of the transfers to nonaccrual in the first quarter 2011, $101 million were from the Middle Market business line, primarily in the Midwest Market and Other Markets and $37 million were from Commercial Real Estate business line in the Midwest market. There were 4 loan relationships greater than $10 million, totaling $98 million, transferred to nonaccrual in the first quarter 2011, including $61 million and $37 million to companies in the Middle Market and Commercial Real Estate business lines, respectively.

In the first quarter of 2011, the Corporation sold $60 million of nonaccrual business loans at prices approximating carrying value plus reserves, which were substantially all from the Commercial Real Estate and Global Corporate Banking business lines.

The following table presents a summary of nonaccrual loans at March 31, 2011 and loan relationships transferred to nonaccrual and net loan charge-offs for the three months ended March 31, 2011, based primarily on the Standard Industrial Classification (SIC) industry categories.

(dollar amounts in millions)	March 31, 2011		Three Months Ended March 31, 2011
Industry Category	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Real Estate	$505	51%	$45	27%	$26	25%
Services	98	10	13	8	13	13
Residential Mortgage	58	6	—	—	2	2
Retail Trade	55	6	6	3	4	4
Transportation & Warehousing	48	5	41	25	12	12
Contractors	34	3	33	20	10	10
Manufacturing	33	3	10	6	5	5
Hotels, etc.	30	3	—	—	7	7
Holding & Other Invest. Co.	29	3	5	3	—	—
Wholesale Trade	23	2	5	3	3	3
Entertainment	21	2	—	—	3	3
Information	20	2	—	—	1	1
Automotive Supplier	15	2	—	—	3	3
Finance	12	1	—	—	2	2
Natural Resources	8	1	—	—	—	—
Consumer Non-Durables	3	—	8	5	6	6
Other (b)	4	—	—	—	4	4

Total	$996	100%	$166	100%	$101	100%

(a)	Based on an analysis of nonaccrual loan relationships with book balances greater than $2 million.
(b)	Consumer, excluding residential mortgage and certain personal purpose, nonaccrual loans and net charge-offs, are included in the “Other” category.

Business loans are generally placed on nonaccrual status when management determines that full collection of principal or interest is unlikely or when principal or interest payments are 90 days past due, unless the loan is fully collateralized and in the process of collection. Residential mortgage and home equity loans are generally placed on nonaccrual status and charged off to current appraised values, less costs to sell, during the foreclosure process, normally no later than 180 days past due. Other consumer loans are generally not placed on nonaccrual status and are charged off at no later than 120 days past due, earlier if deemed uncollectible. Loan amounts in excess of probable future cash collections are charged off to an amount that management ultimately expects to collect. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is charged against current income. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Generally, a loan may be returned to accrual status when all delinquent principal and interest have been received and the Corporation expects repayment of the remaining contractual principal and interest, or when the loan is both well secured and in the process of collection. For a further discussion of impaired loans refer to Note 1 to the consolidated financial statements in the Corporation’s 2010 Annual Report.

At March 31, 2011, troubled debt restructurings totaled $202 million, of which $146 million were included in nonperforming loans ($112 million nonaccrual loans and $34 million reduced-rate loans) and $56 million were included in performing loans. Performing restructured loans included $41 million of commercial loans (mostly in the Middle Market business line) and $14 million of commercial mortgage loans (across several business lines) at March 31, 2011. At December 31, 2010, troubled debt restructurings totaled $165 million, including $44 million performing restructured loans, $78 million nonaccrual loans and $43 million reduced-rate loans. The $37 million increase in troubled debt restructurings was primarily due to increases in the Technology and Life Sciences and Middle Market business lines.

Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process that is expected to result in repayment or restoration to current status. Loans past due 90 days or more and still accruing increased $10 million, to $72 million at March 31, 2011, compared to $62 million at December 31, 2010 and are summarized in the following table. Loans past due 30-89 days increased $92 million to $373 million at March 31, 2011, compared to $281 million at December 31, 2010.

Loans past due 90 days or more and still accruing are summarized in the following table.

(in millions)	March 31, 2011	December 31, 2010
Business loans:
Commercial	$15	$3
Real estate construction	12	22
Commercial mortgage	14	16

Total business loans	41	41
Retail loans:
Residential mortgage	17	7
Consumer	14	14

Total retail loans	31	21

Total loans past due 90 days or more and still accruing	$72	$62

The following table presents a summary of total internally classified watch list loans. Watch list loans that meet certain criteria are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. The $376 million decrease in total watch list loans, compared to December 31, 2010, is reflected in the decrease in the allowance for loan losses in the same period.

(dollar amounts in millions)	March 31, 2011	December 31, 2010
Total watch list loans	$5,166	$5,542
As a percentage of total loans	13.2%	13.8%

The following table presents a summary of foreclosed property by property type.

(in millions)	March 31, 2011	December 31, 2010
Construction, land development and other land	$36	$60
Single family residential properties	13	20
Multi-family residential properties	1	—
Other non-land, nonresidential properties	24	32

Total foreclosed property	$74	$112

At March 31, 2011, foreclosed property totaled $74 million and consisted of approximately 188 properties, compared to $112 million and approximately 230 properties at December 31, 2010.

The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	March 31, 2011	December 31, 2010
Foreclosed property at beginning of period	$112	$120
Acquired in foreclosure	13	21
Write-downs	(7)	(5)
Foreclosed property sold (a)	(44)	(25)
Capitalized expenditures	—	1

Foreclosed property at end of period	$74	$112

(a) Net gain on foreclosed property sold	$2	$4

At March 31, 2011, there were seven foreclosed properties with a carrying value greater than $2 million, totaling $33 million, compared to 10 foreclosed properties totaling $61 million at December 31, 2010. Of the foreclosed properties with balances greater than $2 million at March 31, 2011, $21 million and $10 million were in the Commercial Real Estate and the Middle Market business lines, respectively. At March 31, 2011, there was one foreclosed property with a carrying value greater than $10 million, totaling $12 million, compared to two foreclosed properties, totaling $29 million at December 31, 2010.

Commercial and Residential Real Estate Lending

The following table summarizes the Corporation’s commercial real estate loan portfolio by loan category as of March 31, 2011 and December 31, 2010.

(in millions)	March 31, 2011	December 31, 2010
Real estate construction loans:
Commercial Real Estate business line (a)	$1,606	$1,826
Other business lines (b)	417	427

Total real estate construction loans	$2,023	$2,253

Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,918	$1,937
Other business lines (b)	7,779	7,830

Total commercial mortgage loans	$9,697	$9,767

(a)	Primarily loans to real estate investors and developers.
(b)	Primarily loans secured by owner-occupied real estate.

The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $11.7 billion at March 31, 2011, of which $3.5 billion, or 30 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to residential real estate investors and developers. The remaining $8.2 billion, or 70 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans.

The real estate construction portfolio totaled $2.0 billion at March 31, 2011. The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. However, the significant and sudden decline in residential real estate activity that began in late 2008 in the Western, Florida and Midwest markets proved extremely difficult for many of the smaller residential real estate developers. Of the $1.6 billion of real estate construction loans in the Commercial Real Estate business line, $195 million were on nonaccrual status at March 31, 2011, including single family projects totaling $63 million (primarily in the Western and Florida markets), residential land development projects totaling $53 million (primarily in the Western market), multi-use projects totaling $46 million (primarily in the Western market) and retail projects totaling $25 million (Western and Midwest markets). Real estate construction loan net charge-offs in the Commercial Real Estate business line totaled $8 million for the three months ended March 31, 2011, including $3 million from multi-use projects (Western market), $3 million from single family projects (primarily the Western market) and $2 million from multi-family projects (primarily the Florida market).

The commercial mortgage loan portfolio totaled $9.7 billion at March 31, 2011 and included $1.9 billion in the Commercial Real Estate business line and $7.8 billion in other business lines. Of the $1.9 billion of commercial mortgage loans in the Commercial Real Estate business line, $197 million were on nonaccrual status at March 31, 2011, including retail projects totaling $55 million (primarily in the Midwest market), multi-family projects totaling $28 million (primarily in the Florida market), single family projects totaling $25 million (primarily in the Other Markets) and residential land carry projects totaling $24 million. Commercial mortgage loan net charge-offs in the Commercial Real Estate business line totaled $2 million for the three months ended March 31, 2011, primarily including net charge-offs of $3 million from retail projects (Midwest market) and $2 million from multi-use projects (Midwest market), partially offset by a $4 million net recovery from residential land carry projects (primarily in the Western market).

The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

(dollar amounts in millions)	March 31, 2011
	Location of Property							December 31, 2010
Project Type:	Western	Michigan	Texas	Florida	Other Markets	Total	% of Total	Total	% of Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$87	$18	$19	$34	$17	$175	11%	$196	10%
Land development	57	8	34	9	23	131	8	157	9

Total residential	144	26	53	43	40	306	19	353	19
Other construction:
Multi-family	129	—	206	129	67	531	33	579	32
Retail	87	46	223	26	30	412	26	485	27
Multi-use	74	6	52	—	28	160	10	201	11
Office	57	5	44	14	—	120	7	119	6
Commercial	—	10	20	—	—	30	2	47	3
Land development	1	9	9	—	—	19	1	24	1
Other	26	—	—	2	—	28	2	18	1

Total	$518	$102	$607	$214	$165	$1,606	100%	$1,826	100%

Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Single family	$14	$4	$15	$6	$42	$81	4%	$69	4%
Land carry	41	31	20	31	11	134	7	133	6

Total residential	55	35	35	37	53	215	11	202	10
Other commercial mortgage:
Multi-family	75	52	122	114	45	408	21	404	22
Retail	153	98	50	64	40	405	21	386	20
Multi-use	114	35	39	—	67	255	13	249	13
Land carry	134	45	19	12	13	223	12	239	12
Office	140	33	7	11	14	205	11	221	11
Commercial	49	38	17	—	24	128	7	121	6
Other	7	44	7	—	21	79	4	115	6

Total	$727	$380	$296	$238	$277	$1,918	100%	$1,937	100%

Residential real estate development outstandings of $521 million at March 31, 2011 decreased $34 million, or six percent, from $555 million at December 31, 2010.

The following table summarizes the Corporation’s residential mortgage and home equity loan portfolio by geographic market as of March 31, 2011.

	March 31, 2011
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Midwest	$554	36%	$1,011	61%
Western	540	35	450	27
Texas	233	15	152	9
Florida	220	14	48	3
Other Markets	3	—	—	—

Total	$1,550	100%	$1,661	100%

Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.2 billion at March 31, 2011. Residential mortgages totaled $1.6 billion at March 31, 2011, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.6 billion of residential mortgage loans outstanding, $58 million were on nonaccrual status at March 31, 2011. The home equity portfolio totaled $1.6 billion at March 31, 2011, of which $1.5 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $197 million consisted of closed-end home equity loans. Of the $1.6 billion of home equity loans outstanding, $6 million were on nonaccrual status at March 31, 2011. A substantial majority of the home equity portfolio was secured by junior liens.

The Corporation rarely originates residential real estate loans with a loan-to-value ratio above 100 percent at origination, has no sub-prime mortgage programs and does not originate payment-option adjustable-rate mortgages or other nontraditional mortgages that allow negative amortization. A significant majority of residential mortgage originations are sold in the secondary market. Since 2008, the Corporation has used a third party to originate, document and underwrite residential mortgage loans on behalf of the Corporation. Under this arrangement, the third party assumes any repurchase liability for the loans it originates. The Corporation has repurchase liability exposure for residential mortgage loans originated prior to 2008, however based on historical experience, the Corporation believes such exposure, which could be triggered by early payment defaults by borrowers or by underwriting discrepancies, is minimal. The residential real estate portfolio is principally located within the Corporation’s primary geographic markets. The economic recession and significant declines in home values in the Western, Florida and Midwest markets following the financial market turmoil beginning in the fall of 2008 adversely impacted the residential real estate portfolio. At March 31, 2011, the Corporation estimated that, of the $17 million total residential mortgage loans past due 90 days or more and still accruing interest, approximately $2 million exceeded 90 percent of the current value of the underlying collateral, based on S&P/Case-Shiller home price indices. To account for this exposure, the Corporation factors changes in home values into estimated loss ratios for residential real estate loans, using index-based estimates by major metropolitan area, resulting in an increased allowance allocated for residential real estate loans when home values decline. Additionally, to mitigate increasing credit exposure due to depreciating home values, the Corporation periodically reviews home equity lines of credit and makes line reductions or converts outstanding balances at line maturity to closed-end, amortizing loans when necessary.

Shared National Credits

Shared National Credit (SNC) loans are facilities greater than $20 million shared by three or more federally supervised financial institutions that are reviewed by regulatory authorities at the agent bank level. The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans (approximately 920 borrowers at March 31, 2011) totaled $7.3 billion at both March 31, 2011 and December 31, 2010. SNC net loan charge-offs totaled $1 million and $17 million for the three- periods ended March 31, 2011 and December 31, 2010, respectively. SNC loans, diversified by both business line and geographic market, comprised approximately 19 percent and 18 percent of total loans at March 31, 2011 and December 31, 2010, respectively. SNC loans are held to the same credit underwriting standards as the remainder of the loan portfolio and face similar credit challenges.

Automotive Lending

Loans to borrowers involved with automotive production totaled approximately $900 million at March 31, 2011, compared to $831 million at December 31, 2010. Loans in the National Dealer Services business line totaled $4.0 billion at both March 31, 2011 and December 31, 2010. Of the $4.0 billion of outstanding loans in the National Dealer Services business line at March 31, 2011, approximately $2.5 billion, or 62 percent, were to foreign franchises, $1.0 billion, or 26 percent, were to domestic franchises and $469 million, or 12 percent, were to other. Other dealer loans include obligations where a primary franchise was indeterminable, such as loans to large public dealership consolidators and rental car, leasing, heavy truck and recreation vehicle companies.

For further discussion of credit risk, see the “Credit Risk” section on pages 38-52 in the Corporation’s 2010 Annual Report.

Market and Liquidity Risk

Interest Rate Risk

Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation’s balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 80 percent of the Corporation’s loans were floating at March 31, 2011, of which approximately 70 percent were based on LIBOR and 30 percent were based on prime. This creates a natural imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. The result is that growth and/or contraction in the Corporation’s core businesses will lead to sensitivity to interest rate movements without mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, looking at both 12 and 24 month time horizons, using simulation modeling analysis as its principal risk management evaluation technique. The results of these analyses provide the information needed to assess the balance sheet structure. Changes in economic activity, whether domestic or international, different from those management included in its simulation analyses could translate into a materially different interest rate environment than currently expected. Management evaluates a base case net interest income under an unchanged interest rate environment and what is believed to be the most likely balance sheet structure. This base case net interest income is then evaluated against non-parallel interest rate scenarios that increase and decrease 200 basis points in a linear fashion from the base case over twelve months resulting in a 100 basis points average change in interest rates over the period. Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of a 25 basis point drop, to zero percent. In addition, consistent with each interest rate scenario, adjustments to asset prepayment levels, yield curves, and overall balance sheet mix and growth assumptions are made. These assumptions are inherently uncertain and, as a result, the model may not precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of changes in interest rates, market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Existing derivative instruments entered into for risk management purposes are included in these analyses, but no additional hedging is forecasted.

The table below, as of March 31, 2011 and December 31, 2010, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	March 31, 2011		December 31, 2010
(dollar amounts in millions)	Amount	%	Amount	%
Sensitivity on net interest income to changes in interest rates:
+200 basis points	$101	7%	$104	7%
- 25 basis points (to zero percent)	(16)	(1)	(15)	(1)

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

The table below, as of March 31, 2011 and December 31, 2010, displays the estimated impact on the economic value of equity from a 200 basis point immediate parallel increase or decrease in interest rates. Similar to the simulation analysis above, due to the current low level of interest rates, the economic value of equity analyses below reflect an interest rate scenario of an immediate 25 basis point drop, to zero percent, while the rising interest rate scenario reflects an immediate 200 basis point rise. The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2010 and March 31, 2011 was primarily driven by changes in market interest rates, deposit mix, and the Corporation’s mortgage-backed securities portfolio’s forecasted prepayments.

	March 31, 2011		December 31, 2010
(dollar amounts in millions)	Amount	%	Amount	%
Sensitivity of economic value of equity to changes in interest rates:
+200 basis points	$282	3%	$435	5%
- 25 basis points (to zero percent)	(80)	(1)	(100)	(1)

Wholesale Funding

The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $9.7 billion at March 31, 2011, compared to $7.8 billion at December 31, 2010, provide a reservoir of liquidity. Liquid assets include cash and due from bank, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities available-for-sale. At March 31, 2011, the Corporation held excess liquidity, represented by $3.5 billion deposited with the FRB, compared to $1.3 billion at December 31, 2010.

The Corporation may access the purchased funds market when necessary, which includes certificates of deposit issued to institutional investors in denominations in excess of $100,000 and to retail customers in denominations of less than $100,000 through brokers (“other time deposits” on the consolidated balance sheets), foreign office time deposits and short-term borrowings. Purchased funds totaled $560 million at March 31, 2011, compared to $562 million at December 31, 2010. Capacity for incremental purchased funds at March 31, 2011, consisted largely of federal funds purchased, brokered certificates of deposits and securities sold under agreements to repurchase. In addition, the Corporation is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of March 31, 2011, the Corporation had $2.5 billion of outstanding borrowings from the FHLB with remaining maturities ranging from June 2011 to May 2014. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities. Additionally, the Bank had the ability to issue up to $14.0 billion of debt at March 31, 2011 under an existing $15 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years.

Other Market Risks

Certain components of the Corporation’s noninterest income, primarily fiduciary income, are at risk to fluctuations in the market values of underlying assets, particularly equity and debt securities. Other components of noninterest income, primarily brokerage fees, are at risk to changes in the volume of market activity.

At March 31, 2011, the Corporation had a $18 million portfolio of investments in indirect private equity and venture capital funds, with commitments of $8 million to fund additional investments in future periods, compared to a portfolio of $47 million at December 31, 2010. In the first quarter 2011, the Corporation sold 44 funds for a total of $31 million and recognized a net gain of $2 million. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable and are included in “accrued income and other assets” on the consolidated balance sheets. The investments are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value.

For further discussion of market risk, see Note 6 to these unaudited consolidated financial statements and pages 52-59 in the Corporation’s 2010 Annual Report.

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

•

Deposit Insurance: Changes the definition of assessment base from domestic deposits to net assets (average consolidated total assets less average tangible equity), increases the deposit insurance fund’s minimum reserve ratio and permanently increases general deposit insurance coverage from $100,000 to $250,000. The Corporation expects 2011 FDIC insurance expense to be slightly lower than the 2010 expense.

•

Derivatives: Allows continued trading of foreign exchange and interest rate derivatives. Requires banks to shift energy, uncleared commodities and agriculture derivatives to a separately capitalized subsidiary within their holding company. Directly impacts client-driven energy derivatives business (approximately $1 million in annual revenue, based on full-year 2010).

•

Interchange Fee: Limits debit card transaction processing fees that card issuers can charge to merchants. Based on the options currently contemplated in the draft, estimated annual revenue from debit card PIN and signature-based interchange fees in 2011 is expected to decrease by approximately $13 million to $15 million.

•

Trust Preferred Securities: Prohibits holding companies with more than $15 billion in assets from including trust preferred securities as Tier 1 capital, and allows for a phase-in period of three years, beginning January 1, 2013. As of March 31, 2011, the Corporation had no outstanding trust preferred securities.

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation’s 2010 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2010, the most critical of these significant accounting policies were the policies related to allowance for credit losses, valuation methodologies, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages 60-68 in the Corporation’s 2010 Annual Report. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of the critical accounting policies or estimates and assumptions from those discussed in the Corporation’s 2010 Annual Report.

Supplemental Financial Data

The following tables provide a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

	Three Months Ended March 31,
(dollar amounts in millions)	2011	2010
Impact of Excess Liquidity on Net Interest Margin (FTE):
Net interest income (FTE)	$396	$416
Less:
Interest earned on excess liquidity (a)	1	3

Net interest income (FTE), excluding excess liquidity	$395	$413

Average earning assets	$49,347	$52,941
Less:
Average net unrealized gains on investment securities available-for-sale	22	62

Average earning assets for net interest margin (FTE)	49,325	52,879
Less:
Excess liquidity (a)	2,297	4,092

Average earning assets for net interest margin (FTE), excluding excess liquidity	$47,028	$48,787

Net interest margin (FTE)	3.25%	3.18%
Net interest margin (FTE), excluding excess liquidity	3.39	3.42
Impact of excess liquidity on net interest margin (FTE)	(0.14)	(0.24)

	March 31, 2011	December 31, 2010
Tier 1 Common Capital Ratio:
Tier 1 capital (b) (c)	$6,105	$6,027
Tier 1 common capital (c)	6,105	6,027

Risk-weighted assets (b) (c)	$58,849	$59,506
Tier 1 capital ratio (c)	10.37%	10.13%
Tier 1 common capital ratio (c)	10.37	10.13

Tangible Common Equity Ratio:
Total shareholders’ equity	$5,877	$5,793
Less:
Goodwill	150	150
Other intangible assets	5	6

Tangible common equity	$5,722	$5,637

Total assets	$55,017	$53,667
Less:
Goodwill	150	150
Other intangible assets	5	6

Tangible assets	$54,862	$53,511

Common equity ratio	10.68%	10.80%
Tangible common equity ratio	10.43	10.54

(a)	Excess liquidity represented by interest earned on and average balances deposited with the Federal Reserve Bank (FRB).
(b)	Tier 1 capital and risk-weighted assets as defined by regulation.
(c)	March 31, 2011 Tier 1 capital and risk-weighted assets are estimated.

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

Quantitative and qualitative disclosures for the current period can be found in the “Market and Liquidity Risk” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

For information regarding the Corporation’s legal proceedings, see “Part I. Item 1. Note 13—Contingent Liabilities,” which is incorporated herein by reference.

ITEM 1A.	Risk Factors

There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2010 in response to Part I, Item 1A. of such Form 10-K. Such risk factors are incorporated herein by reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For information regarding the Corporation’s purchase of equity securities, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital,” which is incorporated herein by reference.

ITEM 6.	Exhibits

(2.1)	Agreement and Plan of Merger, dated as of January 16, 2011, by and between Comerica Incorporated and Sterling Bancshares, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Annex B to Amendment No. 2 to Registrant’s Registration Statement on Form S-4 (File No. 333-172211), and incorporated herein by reference).

(3.1)	Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated August 4, 2010, and incorporated herein by reference).

(3.2)	Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated.

(3.3)	Amended and Restated Bylaws of Comerica Incorporated.

(4)	[Reference is made to Exhibits 3.1, 3.2 and 3.3 in respect of instruments defining the rights of security holders. In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.]

(10.1)	Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

(10.2)	Comerica Incorporated Amended and Restated Employee Stock Purchase Plan (amended and restated November 16, 2010, with amendments effective January 1, 2011) (filed as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

(10.3)	Restrictive Covenants and General Release Agreement by and between Mary Constance Beck and Comerica Incorporated dated January 21, 2011 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 21, 2011, and incorporated herein by reference).

(10.4)	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

(10.5)	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

(10.6)	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

(10.7)	Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

(10.8)	Comerica Incorporated 2011 Management Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 26, 2011, and incorporated herein by reference).

(31.1)	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(32)	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(101)	Financial statements from Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements. †

†	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Muneera S. Carr
Muneera S. Carr
Senior Vice President and Chief Accounting Officer

Date: May 2, 2011

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of January 16, 2011, by and between Comerica Incorporated and Sterling Bancshares, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Annex B to Amendment No. 2 to Registrant’s Registration Statement on Form S-4 (File No. 333-172211), and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated August 4, 2010, and incorporated herein by reference).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated.

3.3	Amended and Restated Bylaws of Comerica Incorporated.

4	[Reference is made to Exhibits 3.1, 3.2 and 3.3 in respect of instruments defining the rights of security holders. In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.]

10.1	Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.2	Comerica Incorporated Amended and Restated Employee Stock Purchase Plan (amended and restated November 16, 2010, with amendments effective January 1, 2011) (filed as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.3	Restrictive Covenants and General Release Agreement by and between Mary Constance Beck and Comerica Incorporated dated January 21, 2011 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 21, 2011, and incorporated herein by reference).

10.4	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.5	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.6	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.7	Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.8	Comerica Incorporated 2011 Management Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 26, 2011, and incorporated herein by reference).

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101	Financial statements from Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. †

†	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.