Form 10-Q
period 2011-06-30
COMERICA INC /NEW/
filed 2011-08-02
CIK 28412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

$5 par value common stock:

Outstanding as of July 25, 2011: 176,777,667 shares

COMERICA INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Comerica Incorporated and Subsidiaries

(in millions, except share data)	June 30, 2011	December 31, 2010	June 30, 2010
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$987	$668	$816

Interest-bearing deposits with banks	2,479	1,415	3,409
Other short-term investments	124	141	134

Investment securities available-for-sale	7,537	7,560	7,188

Commercial loans	22,052	22,145	21,151
Real estate construction loans	1,728	2,253	2,774
Commercial mortgage loans	9,579	9,767	10,318
Residential mortgage loans	1,491	1,619	1,606
Consumer loans	2,232	2,311	2,443
Lease financing	949	1,009	1,084
International loans	1,162	1,132	1,226

Total loans	39,193	40,236	40,602
Less allowance for loan losses	(806)	(901)	(967)

Net loans	38,387	39,335	39,635
Premises and equipment	641	630	634
Customers’ liability on acceptances outstanding	10	9	24
Accrued income and other assets	3,976	3,909	4,045

Total assets	$54,141	$53,667	$55,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$16,344	$15,538	$15,769

Money market and NOW deposits	18,033	17,622	16,062
Savings deposits	1,462	1,397	1,407
Customer certificates of deposit	5,551	5,482	5,893
Other time deposits	—	—	165
Foreign office time deposits	368	432	484

Total interest-bearing deposits	25,414	24,933	24,011

Total deposits	41,758	40,471	39,780
Short-term borrowings	67	130	200
Acceptances outstanding	10	9	24
Accrued expenses and other liabilities	1,062	1,126	1,048
Medium- and long-term debt	5,206	6,138	9,041

Total liabilities	48,103	47,874	50,093

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 203,878,110 shares	1,019	1,019	1,019
Capital surplus	1,472	1,481	1,467
Accumulated other comprehensive loss	(308)	(389)	(240)
Retained earnings	5,395	5,247	5,124
Less cost of common stock in treasury - 27,092,427 shares at 6/30/11, 27,342,518 shares at 12/31/10, and 27,561,412 shares at 6/30/10	(1,540)	(1,565)	(1,578)

Total shareholders’ equity	6,038	5,793	5,792

Total liabilities and shareholders’ equity	$54,141	$53,667	$55,885

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Comerica Incorporated and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$369	$412	$744	$824
Interest on investment securities	59	61	116	122
Interest on short-term investments	3	3	5	6

Total interest income	431	476	865	952

INTEREST EXPENSE
Interest on deposits	23	29	45	64
Interest on medium- and long-term debt	17	25	34	51

Total interest expense	40	54	79	115

Net interest income	391	422	786	837
Provision for loan losses	47	126	96	301

Net interest income after provision for loan losses	344	296	690	536

NONINTEREST INCOME
Service charges on deposit accounts	51	52	103	108
Fiduciary income	39	38	78	77
Commercial lending fees	21	22	42	44
Letter of credit fees	18	19	36	37
Card fees	15	15	30	28
Foreign exchange income	10	10	19	20
Bank-owned life insurance	9	9	17	17
Brokerage fees	6	6	12	12
Net securities gains	4	1	6	3
Other noninterest income	29	22	66	42

Total noninterest income	202	194	409	388

NONINTEREST EXPENSES
Salaries	185	179	373	348
Employee benefits	50	45	100	89

Total salaries and employee benefits	235	224	473	437
Net occupancy expense	38	39	78	80
Equipment expense	17	15	32	32
Outside processing fee expense	25	23	49	46
Software expense	20	22	43	44
FDIC insurance expense	12	16	27	33
Legal fees	8	9	17	17
Advertising expense	7	7	14	15
Other real estate expense	6	5	14	17
Litigation and operational losses	5	2	8	3
Merger and restructuring charges	5	—	5	—
Provision for credit losses on lending-related commitments	(2)	—	(5)	7
Other noninterest expenses	33	35	69	70

Total noninterest expenses	409	397	824	801

Income from continuing operations before income taxes	137	93	275	123
Provision for income taxes	41	23	76	18

Income from continuing operations	96	70	199	105
Income from discontinued operations, net of tax	—	—	—	17

NET INCOME	96	70	199	122
Less:
Preferred stock dividends	—	—	—	123
Income allocated to participating securities	1	1	2	—

Net income (loss) attributable to common shares	$95	$69	$197	$(1)

Basic earnings per common share:
Income (loss) from continuing operations	$0.54	$0.40	$1.12	$(0.11)
Net income (loss)	0.54	0.40	1.12	(0.01)

Diluted earnings per common share:
Income (loss) from continuing operations	0.53	0.39	1.10	(0.11)
Net income (loss)	0.53	0.39	1.10	(0.01)

Cash dividends declared on common stock	18	8	35	18
Cash dividends declared per common share	0.10	0.05	0.20	0.10

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Comerica Incorporated and Subsidiaries

					Accumulated Other
		Common Stock						Total
(in millions, except per share data)	Preferred Stock	Shares Outstanding	Amount	Capital Surplus	Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders’ Equity
BALANCE AT DECEMBER 31, 2009	$2,151	151.2	$894	$740	$(336)	$5,161	$(1,581)	$7,029
Net income	—	—	—	—	—	122	—	122
Other comprehensive income, net of tax	—	—	—	—	96	—	—	96

Total comprehensive income								218
Cash dividends declared on preferred stock	—	—	—	—	—	(38)	—	(38)
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	—	(18)	—	(18)
Purchase of common stock	—	—	—	—	—	—	(4)	(4)
Issuance of common stock	—	25.1	125	724	—	—	—	849
Redemption of preferred stock	(2,250)	—	—	—	—	—	—	(2,250)
Redemption discount accretion on preferred stock	94	—	—	—	—	(94)	—	—
Accretion of discount on preferred stock	5	—	—	—	—	(5)	—	—
Net issuance of common stock under employee stock plans	—	—	—	(5)	—	(4)	6	(3)
Share-based compensation	—	—	—	11	—	—	—	11
Other	—	—	—	(3)	—	—	1	(2)

BALANCE AT JUNE 30, 2010	$—	176.3	$1,019	$1,467	$(240)	$5,124	$(1,578)	$5,792

BALANCE AT DECEMBER 31, 2010	$—	176.5	$1,019	$1,481	$(389)	$5,247	$(1,565)	$5,793
Net income	—	—	—	—	—	199	—	199
Other comprehensive income, net of tax	—	—	—	—	81	—	—	81

Total comprehensive income								280
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(35)	—	(35)
Purchase of common stock	—	(0.5)	—	—	—	—	(21)	(21)
Net issuance of common stock under employee stock plans	—	0.8	—	(30)	—	(16)	46	—
Share-based compensation	—	—	—	21	—	—	—	21

BALANCE AT JUNE 30, 2011	$—	176.8	$1,019	$1,472	$(308)	$5,395	$(1,540)	$6,038

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Comerica Incorporated and Subsidiaries

	Six Months Ended June 30,
(in millions)	2011	2010
OPERATING ACTIVITIES
Net income	$199	$122
Income from discontinued operations, net of tax	—	17

Income from continuing operations, net of tax	199	105
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	96	301
Provision for credit losses on lending-related commitments	(5)	7
Provision for deferred income taxes	23	1
Depreciation and software amortization	59	62
Share-based compensation expense	21	11
Net amortization of securities	12	8
Net securities gains	(6)	(3)
Excess tax benefits from share-based compensation arrangements	(1)	(1)
Net decrease in trading securities	14	5
Net decrease (increase) in loans held-for-sale	3	(1)
Net decrease in accrued income receivable	5	9
Net decrease in accrued expenses	(40)	(9)
Other, net	82	228
Discontinued operations, net	—	17

Net cash provided by operating activities	462	740

INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities available-for-sale	1,031	681
Proceeds from sales of investment securities available-for-sale	5	209
Purchases of investment securities available-for-sale	(1,028)	(521)
Proceeds from sales of indirect private equity and venture capital funds	33	—
Net decrease in loans	822	1,200
Net increase in fixed assets	(57)	(36)
Net increase in customers’ liability on acceptances outstanding	(1)	(13)
Sales of Federal Home Loan Bank stock	36	41

Net cash provided by investing activities	841	1,561

FINANCING ACTIVITIES
Net increase in deposits	1,134	126
Net decrease in short-term borrowings	(63)	(262)
Net increase in acceptances outstanding	1	13
Repayments of medium- and long-term debt	(940)	(2,116)
Proceeds from issuance of common stock	—	849
Redemption of preferred stock	—	(2,250)
Proceeds from issuance of common stock under employee stock plans	3	4
Excess tax benefits from share-based compensation arrangements	1	1
Purchase of common stock for treasury	(21)	(4)
Dividends paid on common stock	(35)	(16)
Dividends paid on preferred stock	—	(38)

Net cash provided by (used in) financing activities	80	(3,693)

Net increase (decrease) in cash and cash equivalents	1,383	(1,392)
Cash and cash equivalents at beginning of period	2,083	5,617

Cash and cash equivalents at end of period	$3,466	$4,225

Interest paid	$76	$125

Income taxes, tax deposits and tax-related interest paid	$47	$19

Noncash investing and financing activities:
Loans transferred to other real estate	$30	$41
Pending settlement of matured investment securities available-for-sale	110	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2010.

Pending Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (ASU 2011-05). The Corporation will adopt ASU 2011-05, which revises the way in which comprehensive income is presented in the financial statements, in its consolidated financial statements in the first quarter 2012. The provisions of ASU 2011-05 give companies the option to present total comprehensive income, components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While the provisions of ASU 2011-05 will amend the presentation of comprehensive income, the adoption of ASU 2011-05 will not have any effect on the Corporation’s financial condition and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The Corporation will adopt ASU 2011-04, which generally aligns the principles of fair value measurements with International Financial Reporting Standards (IFRSs), in its consolidated financial statements in the first quarter 2012. The provisions of ASU 2011-04 clarify the application of existing fair value measurement requirements, and expand the disclosure requirements for fair value measurements. While the provisions of ASU 2011-04 will increase the Corporation’s fair value disclosures the Corporation does not expect the adoption of ASU 2011-04 to have any effect on the Corporation’s financial condition and results of operations.

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” (ASU 2011-02). The Corporation will adopt ASU 2011-02, which clarifies existing guidance used by creditors to determine when a modification represents a concession, in its consolidated financial statements in the third quarter 2011. While the provisions of ASU 2011-02 may increase the amount of the Corporation’s receivables that are considered troubled debt restructurings and will expand the Corporation’s disclosures on troubled debt restructurings, the Corporation expects minimal impact to the allowance for loan losses and does not expect the adoption of ASU 2011-02 to have a material effect on the Corporation’s financial condition and results of operations.

NOTE 2 –ACQUISITION

On July 28, 2011 (the “acquisition date”), the Corporation acquired all the outstanding common stock of Sterling Bancshares, Inc. (“Sterling”), a bank holding company headquartered in Houston, Texas, in a stock-for-stock transaction. Sterling common shareholders and holders of outstanding Sterling phantom stock units received 0.2365 shares of the Corporation’s common stock in exchange for each share of Sterling common stock or phantom stock unit. As a result, the Corporation issued approximately 24 million common shares, subject to payment of cash in lieu of fractional shares, with an acquisition date fair value of $793 million, based on the Corporation’s closing stock price of $32.67 on July 27, 2011. Based on the merger agreement, outstanding and unexercised options to purchase Sterling common stock were converted into fully vested options to purchase common stock of the Corporation. In addition, outstanding warrants to purchase Sterling common stock were converted into warrants to purchase common stock of the Corporation. The fair value of total consideration paid to acquire Sterling was approximately $803 million. The Corporation incurred $5 million of pre-integration and transaction costs prior to the acquisition closing date that are included in “merger and restructuring charges” in the consolidated statements of income. However, the assets acquired and liabilities assumed from Sterling, the consideration paid to acquire Sterling, and the results of Sterling’s operations are not reflected in consolidated financial statements as of and for the three- and six-month periods ended June 30, 2011. The acquisition of Sterling significantly expands the Corporation’s presence in Texas, particularly in the Houston and San Antonio areas, and gives the Corporation the ability to leverage additional marketing capacity to offer a wide array of products through a larger distribution network, particularly to middle market and small business companies.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 2 –ACQUISITION (continued)

The assets and liabilities of Sterling were recorded on the consolidated balance sheets at estimated fair value as of the acquisition date. The initial accounting for the acquisition was incomplete at the time these financial statements were issued. The following purchase price allocation is preliminary and may change as additional information becomes available and additional analyses are completed. Preliminary initial goodwill of $469 million was recorded after adjusting for the preliminary fair value of net identifiable assets acquired.

(in millions)	Initial Allocation
Fair value of consideration paid:
Common stock issued (a)	$793
Warrants issued	7
Stock options issued	3
Cash in lieu of fractional shares (a)

Total consideration paid	803

Fair value of identifiable assets acquired:
Cash and cash equivalents	730
Investment securities available-for-sale	1,527
Total loans	2,109
Premises and equipment	35
Core deposit intangible	41
Accrued income and other assets	288

Total identifiable assets acquired	4,730

Fair value of liabilities assumed:
Deposits	4,076
Short-term borrowings	20
Medium- and long-term debt	262
Accrued expenses and other liabilities	38

Total liabilities assumed	4,396

Fair value of net identifiable assets acquired	334

Goodwill resulting from acquistion	$469

(a)	Due to the limited time since the acquisition date, the number of shares of common stock issued and the amount of cash paid in lieu of fractional shares has yet to be determined. The fair value of common stock issued includes the fair value of any potential fractional shares.

The goodwill resulting from the acquisition represents the inherent long-term value expected from the business opportunities created from combining Sterling with the Corporation. None of the goodwill recognized will be deductible for income tax purposes. Due to the limited time since the acquisition date, the allocation of the preliminary goodwill attributable to the acquisition of Sterling to the Corporation’s business segments was incomplete at the time these financial statements were issued. Additionally, the pro forma revenues and net income of the combined entity are yet to be determined. This information will be included in the Corporation’s Form 10-Q for the period ending September 30, 2011.

The core deposit intangible will be amortized on an accelerated basis over the estimated life, currently expected to be approximately 10 years.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 2 –ACQUISITION (continued)

In conjunction with the Sterling acquisition, the acquired impaired loan portfolio was accounted for at preliminary fair value as follows.

(In millions)	Impaired Loans
Contractually required principal and interest	$322
Contractual cash flows not expected to be collected (nonaccretable difference)	165

Expected cash flows	157
Interest component of expected cash flows (accretable yield)	26

Estimated fair value at acquisition	$131

Information regarding acquired loans not deemed impaired at acquisition was as follows.

(In millions)	Nonimpaired Loans
Contractually required principal and interest	$2,468
Contractual cash flows not expected to be collected	206
Estimated fair value at acquisition	1,978

Loans acquired in the Sterling acquisition were initially recorded at fair value with no separate allowance for loan losses. The Corporation reviewed the loans at acquisition to determine which loans should be considered purchased impaired loans and aggregated the impaired loans into pools of loans based on common risk characteristics. The Corporation defined impaired loans as those that were either not accruing interest or exhibited credit risk factors consistent with nonperforming loans at the acquisition date.

The Corporation estimated the total cash flows expected to be collected from the pools of loans, which includes undiscounted expected principal and interest. The excess of the total cash flows expected to be collected over the fair value of the related loans represents the accretable yield, which is recognized as interest income on a level-yield basis over the life of the related loans. The difference between the undiscounted contractual principal and interest and the total cash flows expected to be collected is the nonaccretable difference, which reflects the impact of estimated credit losses and other factors. Subsequent decreases in the expected cash flows will require the Corporation to evaluate the need for additions to the allowance for loan losses. Subsequent improvements in expected cash flows will result in the recognition of additional interest income over the then remaining lives of the loan pools.

For acquired loans not deemed impaired at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. Subsequent to the acquisition date, methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans; however, a provision for loan losses will be recorded only to the extent the required allowance exceeds any remaining credit discounts.

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

Following is a description of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis. For financial assets and liabilities recorded at fair value, the description includes the level of the fair value hierarchy in which the assets or liabilities are classified. Transfers of assets or liabilities between levels of the fair value hierarchy are recognized at the beginning of the reporting period, when applicable.

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

Investment securities available-for-sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available or the market is deemed to be inactive at the measurement date, an adjustment to the quoted prices may be necessary. In some circumstances, the Corporation may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate to estimate an instrument’s fair value. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include residential mortgage-backed securities issued by U.S. government-sponsored enterprises, corporate debt securities and state and municipal securities. The fair value of Level 2 securities was determined using quoted prices of securities with similar characteristics or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information. Securities classified as Level 3, of which the substantial majority are auction-rate securities (ARS), represent securities in less liquid markets requiring significant

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

management assumptions when determining fair value. Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value at June 30, 2011, December 31, 2010 and June 30, 2010 was determined using an income approach based on a discounted cash flow model utilizing two significant assumptions: discount rate (including a liquidity risk premium) and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium. The liquidity risk premium was based on observed industry auction-rate securities valuations by third parties and incorporated the rate at which the various types of similar ARS had been redeemed or sold since acquisition in 2008. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation’s redemption experience. As of June 30, 2011, approximately 61 percent of the aggregate ARS par value had been redeemed or sold since acquisition at or above carrying value.

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

The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $92 million and $128 million at June 30, 2011 and December 31, 2010, respectively, and its investment in FRB stock totaled $59 million at both June 30, 2011 and December 31, 2010. The Corporation believes its investments in FHLB and FRB stock are recoverable at par.

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2011
Trading securities:
Deferred compensation plan assets	$90	$90	$—	$—
Residential mortgage-backed securities (a)	5	—	5	—
State and municipal securities	8	—	6	2
Corporate debt securities	1	—	1	—

Total trading securities	104	90	12	2

Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	20	20	—	—
Residential mortgage-backed securities (a)	6,899	—	6,899	—
State and municipal securities (b)	26	—	—	26
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	49	—	48	1
Equity and other non-debt securities:
Auction-rate preferred securities	437	—	—	437
Money market and other mutual funds	105	105	—	—

Total investment securities available-for-sale	7,537	125	6,947	465

Derivative assets:
Interest rate contracts	513	—	513	—
Energy derivative contracts	100	—	100	—
Foreign exchange contracts	47	—	47	—
Warrants	8	—	—	8

Total derivative assets	668	—	660	8

Total assets at fair value	$8,309	$215	$7,619	$475

Derivative liabilities:
Interest rate contracts	$223	$—	$223	$—
Energy derivative contracts	100	—	100	—
Foreign exchange contracts	40	—	40	—
Other	1	—	—	1

Total derivative liabilities	364	—	363	1
Deferred compensation plan liabilities	90	90	—	—

Total liabilities at fair value	$454	$90	$363	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(b)	Primarily auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2010
Trading securities:
Deferred compensation plan assets	$86	$86	$—	$—
Residential mortgage-backed securities (a)	7	—	7	—
Other government-sponsored enterprise securities	1	—	1	—
State and municipal securities	19	—	19	—
Corporate debt securities	4	—	4	—
Other securities	1	—	—	1

Total trading securities	118	86	31	1

Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	131	131	—	—
Residential mortgage-backed securities (a)	6,709	—	6,709	—
State and municipal securities (b)	39	—	—	39
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	26	—	25	1
Equity and other non-debt securities:
Auction-rate preferred securities	570	—	—	570
Money market and other mutual funds	84	84	—	—

Total investment securities available-for-sale	7,560	215	6,734	611

Derivative assets:
Interest rate contracts	542	—	542	—
Energy derivative contracts	103	—	103	—
Foreign exchange contracts	51	—	51	—
Warrants	7	—	—	7

Total derivative assets	703	—	696	7

Total assets at fair value	$8,381	$301	$7,461	$619

Derivative liabilities:
Interest rate contracts	$249	$—	$249	$—
Energy derivative contracts	103	—	103	—
Foreign exchange contracts	48	—	48	—
Other	1	—	—	1

Total derivative liabilities	401	—	400	1

Deferred compensation plan liabilities	86	86	—	—

Total liabilities at fair value	$487	$86	$400	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(b)	Primarily auction-rate securities.

There were no significant transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1 and Level 2 fair value measurements during the three- and six-month periods ended June 30, 2011 and 2010.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2011 and 2010.

		Net Realized/Unrealized Gains (Losses)
	Balance at Beginning of Period	Recorded in Earnings		Recorded in Other Comprehensive Income (Pre- tax)				Balance at End of Period
(in millions)		Realized	Unrealized		Purchases	Sales	Settlements
Three months ended June 30, 2011
Trading securities:
State and municipal securities	$—	$—	$—	$—	$2	$—	$—	$2
Investment securities available-for-sale:
State and municipal securities (a)	26	—	—	—	—	—	—	26
Auction-rate debt securities	1	—	—	—	—	—	—	1
Other corporate debt securities	1	—	—	—	—	—	—	1
Auction-rate preferred securities	504	4	—	8	—	(79)	—	437

Total investment securities available-for-sale	532	4	—	8	—	(79)	—	465
Derivative assets:
Warrants	8	5	—	—	—	(5)	—	8
Derivative liabilities:
Other	2	—	—	—	—	—	(1)	1

Three months ended June 30, 2010
Trading securities:
State and municipal securities	$—	$—	$—	$—	$3	$—	$—	$3
Investment securities available-for-sale:
State and municipal securities (a)	45	—	—	(3)	—	—	—	42
Auction-rate debt securities	144	2	—	9	—	(103)	—	52
Other corporate debt securities	1	—	—	—	—	—	—	1
Auction-rate preferred securities	663	3	—	(9)	—	(48)	—	609

Total investment securities available-for-sale	853	5	—	(3)	—	(151)	—	704
Derivative assets:
Warrants	7	—	1	—	—	(1)	—	7
Derivative liabilities:
Other	—	(1)	(2)	—	—	—	(1)	2

(a)	Primarily auction-rate securities

		Net Realized/Unrealized Gains (Losses)
	Balance at Beginning of Period	Recorded in Earnings		Recorded in Other Comprehensive Income (Pre-tax)				Balance at End of Period
(in millions)		Realized	Unrealized		Purchases	Sales	Settlements
Six months ended June 30, 2011
Trading securities:
State and municipal securities	$—	$—	$—	$—	$2	$—	$—	$2
Other securities	1	—	—	—	—	(1)	—	—

Total trading securities	1	—	—	—	2	(1)	—	2
Investment securities available-for-sale:
State and municipal securities (a)	39	—	—	—	—	(13)	—	26
Auction-rate debt securities	1	—	—	—	—	—	—	1
Other corporate debt securities	1	—	—	—	—	—	—	1
Auction-rate preferred securities	570	7	—	(3)	—	(137)	—	437

Total investment securities available-for-sale	611	7	—	(3)	—	(150)	(0)	465
Derivative assets:
Warrants	7	7	1	—	—	(7)	—	8
Derivative liabilities:
Other	1	—	(1)	—	—	—	(1)	1

Six months ended June 30, 2010
Trading securities:
State and municipal securities	$—	$—	$—	$—	$3	$—	$—	$3
Investment securities available-for-sale:
State and municipal securities (a)	46	—	—	(4)	—	—	—	42
Auction-rate debt securities	150	2	—	4	—	(104)	—	52
Other corporate debt securities	7	27	—	—	—	—	(33)	1
Auction-rate preferred securities	706	5	—	(8)	—	(94)	—	609

Total investment securities available-for-sale	909	34	—	(8)	—	(198)	(33)	704
Derivative assets:
Warrants	7	2	1	—	—	(3)	—	7
Derivative liabilities:
Other	—	(1)	(2)	—	—	—	(1)	2

(a)	Primarily auction-rate securities

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three- and six-month periods ended June 30, 2011 and 2010.

The following table presents the income statement classification of realized and unrealized gains and losses due to changes in fair value recorded in earnings for the three- and six-month periods ended June 30, 2011 and 2010 for recurring Level 3 assets and liabilities, as shown in the previous table.

	Net Securities Gains (Losses)		Other Noninterest Income		Discontinued Operations	Total
(in millions)	Realized	Unrealized	Realized	Unrealized	Realized	Realized	Unrealized
Three months ended June 30, 2011
Investment securities available-for-sale:
Auction-rate preferred securities	$4	$—	$—	$—	$—	$4	$—
Derivative assets:
Warrants	—	—	5	—	—	5	—

Three months ended June 30, 2010
Investment securities available-for-sale:
Auction-rate debt securities	$2	$—	$—	$—	$—	$2	$—
Auction-rate preferred securities	3	—	—	—	—	3	—

Total investment securities available-for-sale	5	—	—	—	—	5	—
Derivative assets:
Warrants	—	—	—	1	—	—	1
Derivative liabilities:
Other	(1)	(2)	—	—	—	(1)	(2)

Six months ended June 30, 2011
Investment securities available-for-sale:
Auction-rate preferred securities	$7	$—	$—	$—	$—	$7	$—
Derivative assets:
Warrants	—	—	7	1	—	7	1
Derivative liabilities:
Other	—	(1)	—	—	—	—	(1)

Six months ended June 30, 2010
Investment securities available-for-sale:
Auction-rate debt securities	$2	$—	$—	$—	$—	$2	$—
Other corporate debt securities	—	—	—	—	27	27	—
Auction-rate preferred securities	5	—	—	—	—	5	—

Total investment securities available-for-sale	7	—	—	—	27	34	—
Derivative assets:
Warrants	—	—	2	1	—	2	1
Derivative liabilities:
Other	(1)	(2)	—	—	—	(1)	(2)

(a)	Primarily auction-rate securities

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

(in millions)	Total	Level 2	Level 3
June 30, 2011
Loans held-for-sale:
Residential mortgage	$7	$7	$—
Loans:
Commercial	221	—	221
Real estate construction	129	—	129
Commercial mortgage	363	—	363
Residential mortgage	10	—	10
Lease financing	6	—	6
International	7	—	7

Total loans	736	—	736

Nonmarketable equity securities	2	—	2
Other real estate	26	—	26
Loan servicing rights	4	—	4

Total assets at fair value	$775	$7	$768

Total liabilities at fair value	$—	$—	$—

December 31, 2010
Loans held-for-sale:
Residential mortgage	$6	$6	$—
Loans:
Commercial	200	—	200
Real estate construction	247	—	247
Commercial mortgage	398	—	398
Lease financing	7	—	7
International	2	—	2

Total loans	854	—	854

Nonmarketable equity securities	9	—	9
Other real estate	33	—	33
Loan servicing rights	5	—	5

Total assets at fair value	$907	$6	$901

Total liabilities at fair value	$—	$—	$—

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	June 30, 2011		December 31, 2010
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and due from banks	$987	$987	$668	$668
Interest-bearing deposits with banks	2,479	2,479	1,415	1,415

Loans held-for-sale	20	20	23	23

Total loans, net of allowance for loan losses (a)	38,387	38,456	39,335	39,212

Customers’ liability on acceptances outstanding	10	10	9	9
Nonmarketable equity securities (b)	16	28	47	77
Loan servicing rights	4	4	5	5

Liabilities
Demand deposits (noninterest-bearing)	16,344	16,344	15,538	15,538
Interest-bearing deposits	25,414	25,423	24,933	24,945

Total deposits	41,758	41,767	40,471	40,483

Short-term borrowings	67	67	130	130
Acceptances outstanding	10	10	9	9
Medium- and long-term debt	5,206	5,129	6,138	6,008

Credit-related financial instruments	(93)	(93)	(99)	(99)

(a)	Included $736 million and $854 million of impaired loans recorded at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010, respectively.
(b)	Included $2 million and $9 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010, respectively.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 4 – INVESTMENT SECURITIES

A summary of the Corporation’s investment securities available-for-sale follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
U.S. Treasury and other U.S. government agency securities	$20	$—	$—	$20
Residential mortgage-backed securities (a)	6,741	169	11	6,899
State and municipal securities (b)	32	—	6	26
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	49	—	—	49
Equity and other non-debt securities:
Auction-rate preferred securities	467	2	32	437
Money market and other mutual funds	105	—	—	105

Total investment securities available-for-sale	$7,415	$171	$49	$7,537

December 31, 2010
U.S. Treasury and other U.S. government agency securities	$131	$—	$—	$131
Residential mortgage-backed securities (a)	6,653	95	39	6,709
State and municipal securities (b)	46	—	7	39
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	26	—	—	26
Equity and other non-debt securities:
Auction-rate preferred securities	597	3	30	570
Money market and other mutual funds	84	—	—	84

Total investment securities available-for-sale	$7,538	$98	$76	$7,560

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(b)	Primarily auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 4 – INVESTMENT SECURITIES (continued)

A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of June 30, 2011 and December 31, 2010 follows:

	Impaired
	Less than 12 months		12 months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
Residential mortgage-backed securities (a)	$1,263	$11	$—	$—	$1,263	$11
State and municipal securities (b)	—	—	25	6	25	6
Equity and other non-debt securities:
Auction-rate preferred securities	—	—	345	32	345	32

Total impaired securities	$1,263	$11	$370	$38	$1,633	$49

December 31, 2010
Residential mortgage-backed securities (a)	$1,702	$39	$—	$—	$1,702	$39
State and municipal securities (b)	—	—	38	7	38	7
Equity and other non-debt securities:
Auction-rate preferred securities	—	—	436	30	436	30

Total impaired securities	$1,702	$39	$474	$37	$2,176	$76

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(b)	Primarily auction-rate securities.

As of June 30, 2011, 94 percent of the Corporation’s auction-rate portfolio was rated Aaa/AAA by the credit rating agencies.

At June 30, 2011, the Corporation had 208 securities in an unrealized loss position with no credit impairment, including 152 auction-rate preferred securities, 30 residential mortgage-backed securities and 26 state and municipal auction-rate securities. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses, recorded in “net securities gains” on the consolidated statements of income, computed based on the adjusted cost of the specific security.

	Six Months Ended June 30,
(in millions)	2011	2010
Securities gains	$7	$9
Securities losses	(1)	(6)

Total net securities gains	$6	$3

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

(in millions)	Amortized	Fair
June 30, 2011	Cost	Value
Contractual maturity
Within one year	$69	$69
After one year through five years	466	473
After five years through ten years	55	56
After ten years	6,253	6,397

Subtotal	6,843	6,995
Equity and other nondebt securities:
Auction-rate preferred securities	467	437
Money market and other mutual funds	105	105

Total investment securities available-for-sale	$7,415	$7,537

Included in the contractual maturity distribution in the table above were auction-rate securities with a total amortized cost and fair value of $32 million and $26 million, respectively. Auction-rate securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions. At each successful auction, the Corporation has the option to sell the security at par value. Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt. As a result, the expected life of auction-rate securities may differ significantly from the contractual life. Also included in the table above were residential mortgage-backed securities with a total amortized cost and fair value of $6,741 million and $6,899 million, respectively. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.

At June 30, 2011, investment securities with a carrying value of $2.3 billion were pledged where permitted or required by law to secure $1.7 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes nonperforming assets as of June 30, 2011 and December 31, 2010.

(in millions)	June 30, 2011	December 31, 2010
Nonaccrual loans	$941	$1,080
Reduced-rate loans (a)	33	43

Total nonperforming loans	974	1,123
Foreclosed property	70	112

Total nonperforming assets	$1,044	$1,235

(a)	Reduced-rate business loans totaled $13 million and $26 million, respectively, and reduced-rate retail loans totaled $20 million and $17 million, respectively, at June 30, 2011 and December 31, 2010.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following presents an aging analysis of loans as of June 30, 2011 and December 31, 2010.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2011
Business loans:
Commercial	$131	$20	$11	$162	$261	$21,629	$22,052
Real estate construction:
Commercial Real Estate business line (a)	15	1	2	18	137	1,188	1,343
Other business lines (b)	10	—	—	10	2	373	385

Total real estate construction	25	1	2	28	139	1,561	1,728
Commercial mortgage:
Commercial Real Estate business line (a)	31	13	7	51	186	1,693	1,930
Other business lines (b)	71	10	18	99	269	7,281	7,649

Total commercial mortgage	102	23	25	150	455	8,974	9,579
Lease financing	—	—	—	—	6	943	949
International	—	—	—	—	7	1,155	1,162

Total business loans	258	44	38	340	868	34,262	35,470
Retail loans:
Residential mortgage	16	4	15	35	60	1,396	1,491
Consumer:
Home equity	10	5	6	21	4	1,597	1,622
Other consumer	5	1	5	11	9	590	610

Total consumer	15	6	11	32	13	2,187	2,232

Total retail loans	31	10	26	67	73	3,583	3,723

Total loans	$289	$54	$64	$407	$941	$37,845	$39,193

December 31, 2010
Business loans:
Commercial	$84	$28	$3	$115	$252	$21,778	$22,145
Real estate construction:
Commercial Real Estate business line (a)	27	—	17	44	259	1,523	1,826
Other business lines (b)	2	—	5	7	4	416	427

Total real estate construction	29	—	22	51	263	1,939	2,253
Commercial mortgage:
Commercial Real Estate business line (a)	8	1	—	9	181	1,747	1,937
Other business lines (b)	28	25	16	69	302	7,459	7,830

Total commercial mortgage	36	26	16	78	483	9,206	9,767
Lease financing	—	—	—	—	7	1,002	1,009
International	1	—	—	1	2	1,129	1,132

Total business loans	150	54	41	245	1,007	35,054	36,306
Retail loans:
Residential mortgage	33	23	7	63	55	1,501	1,619
Consumer:
Home equity	11	4	10	25	5	1,674	1,704
Other consumer	4	2	4	10	13	584	607

Total consumer	15	6	14	35	18	2,258	2,311

Total retail loans	48	29	21	98	73	3,759	3,930

Total loans	$198	$83	$62	$343	$1,080	$38,813	$40,236

(a)	Primarily loans to real estate investors and developers.
(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table details the changes in the allowance for loan losses for the three- and six-month periods ended June 30, 2011 and 2010 and related loan amounts as of June 30, 2011 and 2010.

	June 30, 2011
(in millions)	Business Loans	Retail Loans	Total	June 30, 2010
Three Months Ended
Allowance for loan losses:
Balance at beginning of period	$786	$63	$849	$987
Loan charge-offs	(109)	(16)	(125)	(158)
Recoveries on loans previously charged-off	33	2	35	12

Net loan charge-offs	(76)	(14)	(90)	(146)
Provision for loan losses	28	19	47	126

Balance at end of period	$738	$68	$806	$967

Six Months Ended
Allowance for loan losses:
Balance at beginning of period	$839	$62	$901	$985
Loan charge-offs	(222)	(26)	(248)	(342)
Recoveries on loans previously charged-off	54	3	57	23

Net loan charge-offs	(168)	(23)	(191)	(319)
Provision for loan losses	67	29	96	301

Balance at end of period	$738	$68	$806	$967

Allowance for loan losses:
Individually evaluated for impairment	$172	$4	$176	$205
Collectively evaluated for impairment	566	64	630	762

Total allowance for loan losses	$738	$68	$806	$967

Loans:
Individually evaluated for impairment	$808	$49	$857	$956
Collectively evaluated for impairment	34,662	3,674	38,336	39,646

Total loans evaluated for impairment	$35,470	$3,723	$39,193	$40,602

Changes in the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Balance at beginning of period	$32	$44	$35	$37
Provision for credit losses on lending-related commitments	(2)	—	(5)	7

Balance at end of period	$30	$44	$30	$44

Unfunded lending-related commitments sold	$3	$2	$5	$2

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2011
Business loans:
Commercial	$10	$258	$268	$416	$69
Real estate construction:
Commercial Real Estate business line (a)	—	128	128	217	19
Other business lines (b)	—	3	3	10	2

Total real estate construction	—	131	131	227	21
Commercial mortgage:
Commercial Real Estate business line (a)	—	183	183	225	37
Other business lines (b)	—	213	213	282	42

Total commercial mortgage	—	396	396	507	79
Lease financing	—	6	6	14	1
International	—	7	7	13	2

Total business loans	10	798	808	1,177	172
Retail loans:
Residential mortgage	3	38	41	47	3
Consumer loans:
Other consumer	—	8	8	13	1

Total retail loans	3	46	49	60	4

Total individually evaluated impaired loans	$13	$844	$857	$1,237	$176

December 31, 2010
Business loans:
Commercial	$9	$237	$246	$398	$55
Real estate construction:
Commercial Real Estate business line (a)	—	249	249	400	51
Other business lines (b)	—	—	—	—	—

Total real estate construction	—	249	249	400	51
Commercial mortgage:
Commercial Real Estate business line (a)	—	178	178	282	35
Other business lines (b)	—	245	245	325	49

Total commercial mortgage	—	423	423	607	84
Lease financing	—	7	7	15	1
International	—	2	2	2	1

Total business loans	9	918	927	1,422	192
Retail loans:
Residential mortgage	8	29	37	41	3
Consumer loans:
Other consumer	—	10	10	14	2

Total retail loans	8	39	47	55	5

Total individually evaluated impaired loans	$17	$957	$974	$1,477	$197

(a)	Primarily loans to real estate investors and developers.
(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized for the three- and six-month periods ended June 30, 2011 and 2010.

	2011		2010
(in millions)	Average Impaired Loans for the Period	Interest Income Recognized for the Period	Average Impaired Loans for the Period	Interest Income Recognized for the Period
Three Months Ended June 30
Business loans:
Commercial	$242	$4	$213	$3
Real estate construction:
Commercial Real Estate business line (a)	159	—	339	1
Other business lines (b)	1	—	3	—

Total real estate construction	160	—	342	1
Commercial mortgage:
Commercial Real Estate business line (a)	192	1	151	1
Other business lines (b)	224	1	212	1

Total commercial mortgage	416	2	363	2
Lease financing	7	—	11	—
International	6	—	5	—

Total business loans	831	6	934	6
Retail loans:
Residential mortgage	41	—	31	—
Consumer loans:
Other consumer	7	—	2	—

Total retail loans	48	—	33	—

Total individually evaluated impaired loans	$879	$6	$967	$6

Six Months Ended June 30
Business loans:
Commercial	$244	$5	$206	$3
Real estate construction:
Commercial Real Estate business line (a)	189	—	390	1
Other business lines (b)	1	—	2	—

Total real estate construction	190	—	392	1
Commercial mortgage:
Commercial Real Estate business line (a)	187	1	144	1
Other business lines (b)	231	2	175	1

Total commercial mortgage	418	3	319	2
Lease financing	7	—	12	—
International	4	—	14	1

Total business loans	863	8	943	7
Retail loans:
Residential mortgage	39	—	28	—
Consumer loans:
Other consumer	8	—	2	—

Total retail loans	47	—	30	—

Total individually evaluated impaired loans	$910	$8	$973	$7

(a)	Primarily loans to real estate investors and developers.
(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total

June 30, 2011
Business loans:
Commercial	$20,099	$900	$792	$261	$22,052
Real estate construction:
Commercial Real Estate business line (e)	820	202	184	137	1,343
Other business lines (f)	341	24	18	2	385

Total real estate construction	1,161	226	202	139	1,728
Commercial mortgage:
Commercial Real Estate business line (e)	1,179	328	237	186	1,930
Other business lines (f)	6,400	504	476	269	7,649

Total commercial mortgage	7,579	832	713	455	9,579
Lease financing	912	11	20	6	949
International	1,061	60	34	7	1,162

Total business loans	30,812	2,029	1,761	868	35,470
Retail loans:
Residential mortgage	1,400	5	26	60	1,491
Consumer:
Home equity	1,573	16	29	4	1,622
Other consumer	581	10	10	9	610

Total consumer	2,154	26	39	13	2,232

Total retail loans	3,554	31	65	73	3,723

Total loans	$34,366	$2,060	$1,826	$941	$39,193

December 31, 2010
Business loans:
Commercial	$19,884	$1,015	$994	$252	$22,145
Real estate construction:
Commercial Real Estate business line (e)	1,025	333	209	259	1,826
Other business lines (f)	383	20	20	4	427

Total real estate construction	1,408	353	229	263	2,253
Commercial mortgage:
Commercial Real Estate business line (e)	1,104	372	280	181	1,937
Other business lines (f)	6,595	508	425	302	7,830

Total commercial mortgage	7,699	880	705	483	9,767
Lease financing	962	13	27	7	1,009
International	963	112	55	2	1,132

Total business loans	30,916	2,373	2,010	1,007	36,306
Retail loans:
Residential mortgage	1,541	6	17	55	1,619
Consumer:
Home equity	1,662	26	11	5	1,704
Other consumer	575	8	11	13	607

Total consumer	2,237	34	22	18	2,311

Total retail loans	3,778	40	39	73	3,930

Total loans	$34,694	$2,413	$2,049	$1,080	$40,236

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.
(b)	Special mention loans are accruing loans that have potential credit weaknesses that deserve management’s close attention, such as loans to borrowers who may be experiencing financial difficulties that may result in deterioration of repayment prospects from the borrower at some future date. Included in the special mention category were $509 million and $546 million at June 30, 2011 and December 31, 2010, respectively, of loans proactively monitored by management that were considered “pass” by regulatory authorities.
(c)	Substandard loans are accruing loans that have a well-defined weakness, or weaknesses, such as loans to borrowers who may be experiencing losses from operations or inadequate liquidity of a degree and duration that jeopardizes the orderly repayment of the loan. Substandard loans also are distinguished by the distinct possibility of loss in the future if these weaknesses are not corrected. This category is generally consistent with the “substandard” category as defined by regulatory authorities.
(d)	Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information, refer to the Nonperforming Assets subheading in Note 1 - Summary of Significant Accounting Policies - on page 76 of the Corporation’s Annual Report for the year ended December 31, 2010. This category is generally consistent with the “doubtful” category as defined by regulatory authorities.
(e)	Primarily loans to real estate investors and developers.
(f)	Primarily loans secured by owner-occupied real estate.

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

For derivatives with dealer counterparties, the Corporation utilizes both counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement, on a net basis, of contracts entered into with the same counterparty. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government agencies to collateralize amounts due to either party beyond certain risk limits. At June 30, 2011, counterparties had pledged marketable investment securities to secure approximately 85 percent of the fair value of contracts with bilateral collateral agreements in an unrealized gain position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2011 was $114 million, for which the Corporation had pledged collateral of $99 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2011, the Corporation would have been required to assign an additional $15 million of collateral to its counterparties.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 6 – DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS (continued)

Derivative Instruments

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at June 30, 2011 and December 31, 2010. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	June 30, 2011			December 31, 2010
	Notional/ Contract Amount (b)	Fair Value (a)		Notional/ Contract Amount (b)	Fair Value (a)
		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
(in millions)
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - cash flow - receive fixed/pay floating	$—	$—	$—	$800	$3	$—
Swaps - fair value - receive fixed/pay floating	1,450	261	—	1,600	263	—

Total risk management interest rate swaps designated as hedging instruments	1,450	261	—	2,400	266	—

Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	386	2	1	220	2	—

Total risk management purposes	$1,836	$263	$1	$2,620	$268	$—

Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	$553	$—	$5	$697	$—	$7
Caps and floors purchased	553	5	—	697	7	—
Swaps	9,231	247	218	9,126	269	242

Total interest rate contracts	10,337	252	223	10,520	276	249

Energy derivative contracts:
Caps and floors written	1,254	—	71	1,106	—	62
Caps and floors purchased	1,254	71	—	1,106	62	—
Swaps	413	29	29	411	41	41

Total energy derivative contracts	2,921	100	100	2,623	103	103

Foreign exchange contracts:
Spot, forwards, futures, options and swaps	2,621	45	39	2,497	49	48

Total customer-initiated and other activities	$15,879	$397	$362	$15,640	$428	$400

Total derivatives	$17,715	$660	$363	$18,260	$696	$400

(a)	Asset derivatives are included in “accrued income and other assets” and liability derivatives are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of derivative assets and liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of derivative assets included credit valuation adjustments for counterparty credit risk totaling $4 million and $5 million at June 30, 2011 and December 31, 2010, respectively.
(b)	Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

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

Risk management fair value interest rate swaps generated net interest income of $18 million and $36 million for the three- and six-month periods ended June 30, 2011, respectively, compared to net interest income of $20 million and $39 million for the three- and six-month periods ended June 30, 2010, respectively.

The net gains (losses) recognized in other noninterest income (i.e., the ineffective portion) in the consolidated statements of income on risk management derivatives designated as fair value hedges of fixed-rate debt was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Interest rate swaps	$—	$(1)	$1	$(2)

As part of a cash flow hedging strategy, the Corporation had entered into interest rate swap agreements that effectively converted a portion of existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the life of the agreements. In the first quarter 2011, the remaining $800 million notional amount of interest rate swap agreements outstanding at December 31, 2010 matured. As of June 30, 2011 the Corporation had no interest rate swap agreements designated as cash flow hedges of loans outstanding.

The net gains (losses) recognized in income and OCI on risk management derivatives designated as cash flow hedges of loans for the three- and six-month periods ended June 30, 2011 and 2010 are displayed in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Interest rate swaps
Gain (loss) recognized in OCI (effective portion)	$—	$1	$(2)	$7
Gain (loss) recognized in other noninterest income (ineffective portion)	—	—	1	(3)
Gain reclassified from accumulated OCI into interest and fees on loans (effective portion)	—	9	1	17

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 6 – DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS (continued)

The Corporation recognized an insignificant amount of net gains (losses) on risk management derivative instruments used as economic hedges in other noninterest income in the consolidated statements of income in the three- and six-month periods ended June 30, 2011 and 2010.

The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of June 30, 2011 and December 31, 2010.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
June 30, 2011
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,450	5.9	5.45%	0.45%

Total risk management interest rate swaps	$1,450

December 31, 2010
Swaps - cash flow - receive fixed/pay floating rate
Variable rate loan designation	$800	0.1	4.75%	3.25%
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,600	7.1	5.73	0.85

Total risk management interest rate swaps	$2,400

(a)	Variable rates paid on receive fixed swaps are based on prime and six-month LIBOR rates in effect at June 30, 2011 and December 31, 2010.

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

For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized an insignificant amount of net gains in “other noninterest income” in the consolidated statements of income in both the three-month periods ended June 30, 2011 and 2010, and an insignificant amount and $1 million of net gains in the six-month periods ended June 30, 2011 and 2010, respectively.

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

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain	2011	2010	2011	2010
Interest rate contracts	Other noninterest income	$2	$4	$8	$7
Energy derivative contracts	Other noninterest income	1	1	1	1
Foreign exchange contracts	Foreign exchange income	9	10	17	19

Total		$12	$15	$26	$27

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

(in millions)	June 30, 2011	December 31, 2010
Unused commitments to extend credit:
Commercial and other	$23,612	$23,578
Bankcard, revolving check credit and home equity loan commitments	1,565	1,568

Total unused commitments to extend credit	$25,177	$25,146

Standby letters of credit	$5,282	$5,453
Commercial letters of credit	132	93
Other credit-related financial instruments	1	1

The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At June 30, 2011 and December 31, 2010, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $30 million and $35 million, respectively.

Unused Commitments to Extend Credit

Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $13 million and $16 million, at June 30, 2011 and December 31, 2010, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.

At June 30, 2011 and December 31, 2010, commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings totaled $10 million and $7 million, respectively.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 6 – DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS (continued)

Standby and Commercial Letters of Credit

Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2019. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $257 million and $298 million of the $5.4 billion and $5.5 billion standby and commercial letters of credit outstanding at June 30, 2011 and December 31, 2010, respectively.

The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $80 million at June 30, 2011, including $63 million of deferred fees and $17 million in the allowance for credit losses on lending-related commitments. At December 31, 2010, the comparable amounts were $83 million, $64 million and $19 million, respectively.

The following table presents a summary of internally classified watch list standby and commercial letters of credit at June 30, 2011 and December 31, 2010. The Corporation’s internal watch list is generally consistent with loans in the Special Mention, Substandard and Doubtful (nonaccrual) categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	June 30, 2011	December 31, 2010
Total watch list standby and commercial letters of credit	$233	$243
As a percentage of total outstanding standby and commercial letters of credit	4.3%	4.4%

Other credit-related financial instruments

The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of June 30, 2011 and December 31, 2010, the total notional amount of the credit risk participation agreements was approximately $305 million and $316 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in “accrued expenses and other liabilities” on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $12 million at both June 30, 2011 and December 31, 2010. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of June 30, 2011, the credit risk participation agreements had a weighted average remaining maturity for outstanding agreements of 2.5 years.

In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780 thousand Visa Class B shares. The fair value of the derivative liability, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $1 million at both June 30, 2011 and December 31, 2010.

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

The Corporation has a limited partnership interest in 149 low income housing tax credit/historic rehabilitation tax credit partnerships. These entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities, as the general partner has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. While the partnership agreements allow the limited partners, through a majority vote, to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause.

The Corporation accounts for its interest in these partnerships on either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement with these entities at June 30, 2011 was limited to the book basis of the Corporation’s investment of approximately $337 million, which includes unused commitments for future investments.

As a limited partner, the Corporation obtains income tax credits and deductions from the operating losses of these low income housing tax credit/historic rehabilitation tax credit partnerships, which are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable. These income tax credits and deductions are allocated to the funds’ investors based on their ownership percentages. Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other noninterest income” on the consolidated statements of income. In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund low income housing partnerships ($78 million at June 30, 2011).

The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the six-month periods ended June 30, 2011 and 2010.

The following table summarizes the impact of these VIEs on line items on the Corporation’s consolidated statements of income.

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
Classification in Earnings	2011	2010	2011	2010
Other noninterest income	$(13)	$(12)	$(26)	$(24)
Provision (benefit) for income taxes (a)	(13)	(12)	(26)	(24)

(a)	Income tax credits from low income housing tax credit/historic rehabilitation tax credit partnerships.

Additional information regarding the Corporation’s consolidation policy can be found in Note 1 to the consolidated financial statements in the Corporation’s 2010 Annual Report.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 8 – MEDIUM- AND LONG-TERM DEBT

Medium- and long-term debt is summarized as follows:

(in millions)	June 30, 2011	December 31, 2010
Parent company
Subordinated notes:
4.80% subordinated notes due 2015	$337	$337

Medium-term notes:
3.00% notes due 2015	298	298

Total parent company	635	635

Subsidiaries
Subordinated notes:
5.70% subordinated notes due 2014	279	280
5.75% subordinated notes due 2016	692	691
5.20% subordinated notes due 2017	572	568
8.375% subordinated notes due 2024	191	191
7.875% subordinated notes due 2026	215	213

Total subordinated notes	1,949	1,943

Medium-term notes:
Floating-rate based on LIBOR indices due 2011 to 2012	583	1,017

Federal Home Loan Bank advances:
Floating-rate based on LIBOR indices due 2011 to 2014	2,000	2,500

Other notes:
6.0% - 6.4% fixed-rate notes due 2020	39	43

Total subsidiaries	4,571	5,503

Total medium- and long-term debt	$5,206	$6,138

The carrying value of medium- and long-term debt was adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.

All subordinated notes with maturities greater than one year qualify as Tier 2 capital.

Comerica Bank (the Bank), a subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB advances bear interest at variable rates based on LIBOR and were secured by a blanket lien on $15 billion of real estate-related loans at June 30, 2011.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges and the change in the accumulated defined benefit and other postretirement plans adjustment. Total comprehensive income was $280 million and $218 million for the six months ended June 30, 2011 and 2010, respectively. The $62 million increase in total comprehensive income for the six months ended June 30, 2011, when compared to the same period in the prior year, resulted primarily from a $77 million increase in net income, partially offset by a $29 million after-tax decrease in net unrealized gains on investment securities available-for-sale. The following table presents reconciliations of the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2011 and 2010.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

	Six Months Ended June 30,
(in millions)	2011	2010
Accumulated net unrealized gains on investment securities available-for-sale:
Balance at beginning of period, net of tax	$14	$11

Net unrealized holding gains arising during the period	106	149
Less: Reclassification adjustment for net gains included in net income	6	3

Change in net unrealized gains before income taxes	100	146
Less: Provision for income taxes	37	54

Change in net unrealized gains on investment securities available-for-sale, net of tax	63	92

Balance at end of period, net of tax	$77	$103

Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$2	$18

Net cash flow hedge gains (losses) arising during the period	(2)	7
Less: Reclassification adjustment for net gains included in net income	1	17

Change in net cash flow hedge gains (losses) before income taxes	(3)	(10)
Less: Provision (benefit) for income taxes	(1)	(4)

Change in net cash flow hedge gains, net of tax	(2)	(6)

Balance at end of period, net of tax	$—	$12

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(405)	$(365)

Net defined benefit pension and other postretirement adjustment arising during the period	7	—
Less: Adjustment for amounts recognized as components of net periodic benefit cost during the period	(24)	(16)

Change in defined benefit pension and other postretirement plans adjustment before income taxes	31	16
Less: Provision for income taxes	11	6

Change in defined benefit pension and other postretirement plans adjustment, net of tax	20	10

Balance at end of period, net of tax	$(385)	$(355)

Total accumulated other comprehensive loss at end of period, net of tax	$(308)	$(240)

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 10 – NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted income (loss) from continuing operations per common share and net income (loss) per common share for the three- and six-month periods ended June 30, 2011 and 2010 are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2011	2010	2011	2010
Basic and diluted
Income from continuing operations	$96	$70	$199	$105
Less:
Preferred stock dividends	—	—	—	29
Redemption discount accretion on preferred stock	—	—	—	94
Income allocated to participating securities	1	1	2	—

Income (loss) from continuing operations attributable to common shares	$95	$69	$197	$(18)

Net income	$96	$70	$199	$122
Less:
Preferred stock dividends	—	—	—	29
Redemption discount accretion on preferred stock	—	—	—	94
Income allocated to participating securities	1	1	2	—

Net income (loss) attributable to common shares	$95	$69	$197	$(1)

Basic average common shares	175	175	175	165

Basic income (loss) from continuing operations per common share	$0.54	$0.40	$1.12	$(0.11)
Basic net income (loss) per common share	$0.54	$0.40	$1.12	$(0.01)

Basic average common shares	175	175	175	165
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	—	—	—	—
Net effect of the assumed exercise of warrants	3	3	3	—

Diluted average common shares	178	178	178	165

Diluted income (loss) from continuing operations per common share	$0.53	$0.39	$1.10	$(0.11)
Diluted net income (loss) per common share	$0.53	$0.39	$1.10	$(0.01)

The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income (loss) per common share because the exercise prices of the options were greater than the average market price of common shares for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2011	2010	2011	2010
Average shares related to outstanding options	16.8	13.9	16.2	14.4
Range of exercise prices	$36.24 - $64.50	$40.32 - $64.50	$36.24 - $64.50	$39.19 - $64.50

Due to the net loss from continuing operations attributable to common shares for the six months ended June 30, 2010, common stock equivalents for options to purchase 5.1 million shares and warrants to purchase 11.5 million shares, with average exercise prices less than the average market price of common shares for the period, were excluded from the computation of diluted net loss per common share, as their inclusion would have been anti-dilutive.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 11 – EMPLOYEE BENEFIT PLANS

Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Service cost	$8	$8	$16	$15
Interest cost	19	19	38	36
Expected return on plan assets	(29)	(28)	(58)	(57)
Amortization of unrecognized prior service cost	1	2	2	4
Amortization of unrecognized net loss	9	4	18	8

Net periodic benefit cost	$8	$5	$16	$6

Non-Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Service cost	$1	$1	$2	$2
Interest cost	3	2	5	4
Amortization of unrecognized prior service cost	(1)	(1)	(1)	(1)
Amortization of unrecognized net loss	1	1	2	2

Net periodic benefit cost	$4	$3	$8	$7

Postretirement Benefit Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Interest cost	$1	$1	$2	$2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized transition obligation	1	1	2	2
Amortization of unrecognized net loss	1	1	1	1

Net periodic benefit cost	$2	$2	$3	$3

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

Beginning in the first quarter of 2011, the Corporation applied an estimated annual effective tax rate to interim period pre-tax income to calculate the income tax provision for the quarter, in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. Prior to 2011, specifically for the interim periods beginning second quarter 2009 through December 31, 2010, the Corporation applied an alternative method permitted under the accounting guidance to calculate interim period income taxes. Under the alternative method, interim period income taxes were based on each discrete quarter’s pre-tax income (loss). The method was used by the Corporation due the volatility and uncertainty in the economy in those periods. Given the diminishing economic volatility and the Corporation’s ability to render more reliable estimates of pre-tax income in 2011, the principal method was applied beginning in the first quarter 2011. The Corporation determined it was impracticable to retroactively apply the principal method to the prior interim periods.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 12 – INCOME TAXES AND TAX – RELATED ITEMS (continued)

At June 30, 2011, net unrecognized tax benefits were $27 million, compared to net unrecognized tax benefits of $5 million at June 30, 2010. The increase in unrecognized tax benefits of $22 million from June 30, 2010 to June 30, 2011 was primarily the result of the recognition of a settlement agreement with the Internal Revenue Service (IRS) regarding the repatriation of foreign earnings on a structured investment transaction and the recognition of other federal settlements. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a decrease of net unrecognized tax benefits of $30 million within the next twelve months. Accrued interest payable on tax liabilities was insignificant at June 30, 2011 and $17 million at June 30, 2010. The $17 million decrease in accrued interest from June 30, 2010 to June 30, 2011 was primarily the result of the aforementioned settlements with tax authorities.

In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the IRS may question and/or challenge specific interpretative tax positions taken by the Corporation with respect to those transactions. The Corporation believes that its tax returns were filed based upon applicable statutes, regulations and case law in effect at the time of the transactions. The IRS, an administrative authority or a court, if presented with the transactions, could disagree with the Corporation’s interpretation of the tax law.

Based on current knowledge and probability assessment of various potential outcomes, the Corporation believes that current tax reserves are adequate and the amount of any incremental liability arising is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary.

NOTE 13 – CONTINGENT LIABILITIES

Legal Proceedings

The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Litigation-related expense of $3 million and $1 million were included in “litigation and operational losses” on the consolidated statements of income for the six months ended June 30, 2011 and 2010, respectively. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. However, in the event of significant unexpected future developments on existing cases, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows.

For other matters, where a loss is not probable, the Corporation has not established legal reserves. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Corporation reviews and evaluates its material litigation on an ongoing basis, in conjunction with legal counsel, in light of potentially relevant factual and legal developments. Based on current knowledge, expectation of future earnings, and after consultation with legal counsel, management believes the maximum amount of reasonably possible losses would not have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporations consolidated financial condition, consolidated results of operations or consolidated cash flows.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 13 – CONTINGENT LIABILITIES (continued)

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

NOTE 14 – BUSINESS SEGMENT INFORMATION

The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at June 30, 2011. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.

For a description of the business activities of each business segment and further information on the methodologies, which form the basis for these results, refer to Note 23 to the consolidated financial statements in the Corporation’s 2010 Annual Report.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 14 – BUSINESS SEGMENT INFORMATION (continued)

Business segment financial results for the six months ended June 30, 2011 and 2010 are shown in the following table.

(dollar amounts in millions) Six Months Ended June 30, 2011	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$682	$282	$92	$(283)	$15	$788
Provision for loan losses	24	47	23	—	2	96
Noninterest income	156	87	128	27	11	409
Noninterest expenses	316	325	155	6	22	824
Provision (benefit) for income taxes (FTE)	155	2	16	(98)	3	78

Net income (loss)	$343	$(5)	$26	$(164)	$(1)	$199

Net credit-related charge-offs	$126	$46	$19	$—	$—	$191

Selected average balances:
Assets	$29,991	$5,505	$4,769	$9,360	$4,523	$54,148
Loans	29,493	5,053	4,774	35	6	39,361
Deposits	20,241	17,549	2,889	244	118	41,041

Statistical data:
Return on average assets (a)	2.29%	(0.06)%	1.08%	N/M	N/M	0.73%
Net interest margin (b)	4.65	3.24	3.91	N/M	N/M	3.19
Efficiency ratio	37.78	87.81	72.87	N/M	N/M	69.19

Six Months Ended June 30, 2010	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$692	$265	$87	$(209)	$5	$840
Provision for loan losses	219	52	31	—	(1)	301
Noninterest income	152	86	122	26	2	388
Noninterest expenses	319	314	153	4	11	801
Provision (benefit) for income taxes (FTE)	83	(5)	9	(71)	5	21
Income from discontinued operations, net of tax	—	—	—	—	17	17

Net income (loss)	$223	$(10)	$16	$(116)	$9	$122

Net credit-related charge-offs	$251	$47	$21	$—	$—	$319

Selected average balances:
Assets	$30,949	$6,021	$4,883	$9,379	$5,653	$56,885
Loans	30,633	5,522	4,815	23	(3)	40,990
Deposits	18,413	16,825	2,858	934	95	39,125

Statistical data:
Return on average assets (a)	1.44%	(0.11)%	0.67%	N/M	N/M	0.43%
Net interest margin (b)	4.55	3.17	3.64	N/M	N/M	3.23
Efficiency ratio	37.84	88.79	75.39	N/M	N/M	65.45

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE - Fully Taxable Equivalent

N/M - Not Meaningful

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 14 – BUSINESS SEGMENT INFORMATION (continued)

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in ASC Topic 280, Segment Reporting. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at June 30, 2011.

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 14 – BUSINESS SEGMENT INFORMATION (continued)

Market segment financial results for the six months ended June 30, 2011 and 2010 are shown in the following table.

(dollar amounts in millions) Six Months Ended June 30, 2011	Midwest	Western	Texas	Florida	Other Markets	International	Finance & Other Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$407	$330	$176	$23	$82	$38	$(268)	$788
Provision for loan losses	49	31	2	19	(2)	(5)	2	96
Noninterest income	200	74	48	7	24	18	38	409
Noninterest expenses	371	217	124	24	41	19	28	824
Provision (benefit) for income taxes (FTE)	72	55	36	(4)	(1)	15	(95)	78

Net income (loss)	$115	$101	$62	$(9)	$68	$27	$(165)	$199

Net credit-related charge-offs	$81	$52	$12	$23	$21	$2	$—	$191

Selected average balances:
Assets	$14,287	$12,459	$7,056	$1,543	$3,171	$1,749	$13,883	$54,148
Loans	14,077	12,250	6,848	1,573	2,891	1,681	41	39,361
Deposits	18,273	12,347	5,982	382	2,375	1,320	362	41,041

Statistical data:
Return on average assets (a)	1.18%	1.51%	1.75%	(1.11)%	4.31%	3.06%	N/M	0.73%
Net interest margin (b)	4.48	5.39	5.18	2.98	5.81	4.37	N/M	3.19
Efficiency ratio	61.14	53.77	55.27	78.79	41.42	33.87	N/M	69.19

Six Months Ended June 30, 2010	Midwest	Western	Texas	Florida	Other Markets	International	Finance & Other Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$415	$325	$160	$21	$86	$37	$(204)	$840
Provision for loan losses	114	86	16	19	75	(8)	(1)	301
Noninterest income	198	69	43	7	25	18	28	388
Noninterest expenses	366	215	125	21	43	16	15	801
Provision (benefit) for income taxes (FTE)	47	32	22	(4)	(26)	16	(66)	21
Income from discontinued operations, net of tax	—	—	—	—	—	—	17	17

Net income (loss)	$86	$61	$40	$(8)	$19	$31	$(107)	$122

Net credit-related charge-offs	$98	$112	$33	$17	$54	$5	$—	$319

Selected average balances:
Assets	$14,915	$13,090	$6,771	$1,576	$3,859	$1,642	$15,032	$56,885
Loans	14,777	12,886	6,565	1,575	3,578	1,589	20	40,990
Deposits	17,526	11,939	5,137	382	2,099	1,013	1,029	39,125

Statistical data:
Return on average assets (a)	0.92%	0.90%	1.18%	(1.00)%	1.03%	3.70%	N/M	0.43%
Net interest margin (b)	4.75	5.08	4.92	2.74	4.88	4.63	N/M	3.23
Efficiency ratio	59.37	54.74	61.44	74.63	40.96	29.81	N/M	65.45

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

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

The components of net income from discontinued operations for the six-month period ended June 30, 2010 are shown in the following table. There was no income from discontinued operations for the three-month periods ended June 30, 2011 and 2010 or the six-month period ended June 30, 2011.

(in millions, except per share data)	Six Months Ended June 30, 2010
Income from discontinued operations before income taxes	$27
Provision for income taxes	10

Net income from discontinued operations	$17

Earnings per common share from discontinued operations:
Basic	$0.10
Diluted	0.10

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any statements in this report that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “opportunity,” “initiative,” “outcome,” “continue,” “remain,” “maintain,” “trend,” “objective,” “pending,” “looks forward” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation’s management based on information known to the Corporation’s management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation’s management for future or past operations, products or services, and forecasts of the Corporation’s revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation’s management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation’s actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions and related credit and market conditions; changes in trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve Board; adverse conditions in the capital markets; the interdependence of financial service companies; changes in regulation or oversight, including the effects of recently enacted legislation, actions taken by or proposed by the U.S. Treasury, the Board of Governors of the Federal Reserve System, the Texas Department of Banking and the Federal Deposit Insurance Corporation, legislation or regulations enacted in the future, and the impact and expiration of such legislation and regulatory actions; unfavorable developments concerning credit quality; the acquisition of Sterling Bancshares, Inc., or any future acquisitions; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries in which the Corporation has a concentration of loans, including, but not limited to, the automotive production industry and the real estate business lines; the implementation of the Corporation’s strategies and business models, including the anticipated performance of any new banking centers; the Corporation’s ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; operational difficulties or information security problems; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; the entry of new competitors in the Corporation’s markets; changes in customer borrowing, repayment, investment and deposit practices; management’s ability to maintain and expand customer relationships; management’s ability to retain key officers and employees; the impact of legal and regulatory proceedings; the effectiveness of methods of reducing risk exposures; the effects of war and other armed conflicts or acts of terrorism and the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 16 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, “Item 1A. Risk Factors” beginning on page 65 of the Corporation’s Quarterly Report on Form 10Q for the quarter ended March 31, 2011 and “Item 1A. Risk Factors” beginning on page 74 of the Corporation’s Quarterly Report on Form 10Q for the quarter ended June 30, 2011. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Acquisition of Sterling Bancshares, Inc.

On July 28, 2011 (the “acquisition date”), the Corporation acquired all the outstanding common stock of Sterling Bancshares, Inc. (“Sterling”), a bank holding company headquartered in Houston, Texas, in a stock-for-stock transaction. Sterling common shareholders and holders of outstanding Sterling phantom stock units received 0.2365 shares of the Corporation’s common stock in exchange for each share of Sterling common stock or phantom stock unit. As a result, the Corporation issued approximately 24 million common shares, subject to payment of cash in lieu of fractional shares, with an acquisition date fair value of $793 million, based on the Corporation’s closing stock price of $32.67 on July 27, 2011. Based on the merger agreement, outstanding and unexercised options to purchase Sterling common stock were converted into fully vested options to purchase common stock of the Corporation. In addition, outstanding warrants to purchase Sterling common stock were converted into warrants to purchase common stock of the Corporation. The fair value of total consideration paid to acquire Sterling was approximately $803 million. The Corporation incurred $5 million of pre-integration and transaction costs prior to the acquisition closing date that are included in “merger and restructuring charges” in the consolidated statements of income. However, the assets acquired and liabilities assumed from Sterling, the consideration paid to acquire Sterling, and the results of Sterling’s operations are not reflected in consolidated financial statements as of and for the three- and six-month periods ended June 30, 2011. The acquisition of Sterling significantly expands the Corporation’s presence in Texas, particularly in the Houston and San Antonio areas, and gives the Corporation the ability to leverage additional marketing capacity to offer a wide array of products through a larger distribution network, particularly to middle market and small business companies.

Results of Operations

Net income for the three months ended June 30, 2011 was $96 million, an increase of $26 million from $70 million reported for the three months ended June 30, 2010. The increase in net income in the second quarter 2011, compared to the same period in 2010, was primarily due to an $81 million decrease in the provision for credit losses ($79 million decrease in the provision for loan losses and a $2 million decrease in the provision for credit losses on lending-related commitments), partially offset by an increase of $18 million in the provision for income taxes and a $31 million decrease in net interest income. Net income per diluted common share was $0.53 in the second quarter 2011, compared to $0.39 for the same period one year ago.

Net income for the first six months of 2011 was $199 million, an increase of $77 million from $122 million reported for the six months ended June 30, 2010. The increase in net income for the six months ended June 30, 2011 from the comparable 2010 period was primarily due to a $217 million decrease in the provision for credit losses ($205 million decrease in the provision for loan losses and a $12 million decrease in the provision for credit losses on lending-related commitments), partially offset by an increase of $58 million in the provision for income taxes and a decrease of $51 million in net interest income. Net income attributable to common shares was $197 million for the first six months of 2011, compared to a net loss attributable to common shares of $1 million for the same period one year ago. There were no preferred stock dividends included in net income attributable to common shares for the six months ended June 30, 2011, compared to $123 million of preferred stock dividends, including a $94 million one-time redemption charge reflected in the net loss attributable to common shares, for the same period one year ago. The decrease in preferred stock dividends was due to the first quarter 2010 full redemption of $2.25 billion of preferred stock issued to the U.S. Treasury. Diluted net income per common share was $1.10 for the first six months of 2011, compared to a diluted net loss per common share of $0.01 for the comparable 2010 period.

Second-Half 2011 Outlook (Combined Comerica and Sterling Results) Compared to First-Half 2011 (Comerica Only Results)

For the second half of 2011, management expects the following combined results, based on the incorporation of the projected results of Sterling operations from the acquisition closing date of July 28, 2011 through year-end 2011, compared to Comerica-only results for the first half of 2011, assuming a continuation of modest growth in the economy. The estimated purchase accounting impacts incorporated in this outlook are preliminary and may not be indicative of actual amounts that will be recorded as additional information becomes available and as additional analyses are performed.

•

A mid-single digit increase in average loans, primarily due to the acquisition of Sterling loans at fair value. The pace of decline of loans in the Commercial Real Estate business line is expected to decrease in the second half of 2011. Average loans in the National Dealer Services business line are expected to be lower in the third quarter and rebound in the fourth quarter of 2011.

•

Average earning assets of approximately $52.5 billion, reflecting increases, primarily related to Sterling, in average loans and average investment securities available-for-sale, partially offset by a decrease in excess liquidity.

•

An average net interest margin of 3.35 percent to 3.40 percent, reflecting the benefit from the accretion of the purchase discount on the acquired Sterling loan portfolio ($35 million to $45 million; 13 basis points to 17 basis points), a reduction in excess liquidity, no increase in the Federal Funds rate, and LIBOR consistent with second quarter 2011 levels.

•

Net credit-related charge-offs between $165 million and $185 million for the second half of 2011. The provision for credit losses is expected to be between $65 million and $85 million for the second half of 2011.

•

A mid-single digit decline in noninterest income in the second half of 2011 compared to the first half of 2011, primarily due to the impact of regulatory changes and a reduction of net income from principal investing and warrants, partially offset by the inclusion of Sterling.

•

Excluding merger and restructuring charges, a high single-digit increase in noninterest expenses in the second half of 2011 compared to the first half of 2011, primarily due to the addition of Sterling.

•

Total merger and restructuring charges of approximately $80 million, after-tax ($125 million pre-tax), with about $25 million, after-tax, recognized in each of the third and fourth quarters of 2011, and the remainder recognized in 2012.

•	Total acquisition synergies of approximately 35 percent of Sterling expenses, or about $56 million, with the majority realized in 2012.

•	For the second half of 2011, income tax expense to approximate 36 percent of income before income taxes less approximately $33 million in tax benefits.

•	Continue share repurchase program that, combined with dividend payments, results in a payout up to 50 percent of full-year earnings.

Net Interest Income

Net interest income was $391 million for the three months ended June 30, 2011, a decrease of $31 million compared to $422 million for the same period in 2010. The decrease in net interest income in the second quarter 2011, compared to the same period in 2010, resulted primarily from a decline in average earning assets, the maturity of interest rate swaps at positive spreads, maturities of higher-yield fixed-rate loans and decreases in LIBOR rates, partially offset by a continued shift in funding sources toward lower-cost funds, along with maturities and redemptions of higher-cost medium- and long-term debt. The “Quarterly Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent” table of this financial review details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended June 30, 2011, compared to the same period in the prior year. Average earning assets decreased $1.7 billion, or three percent, to $50.1 billion in the second quarter 2011, compared to $51.8 billion in the second quarter 2010, primarily due to a $1.5 billion, or four percent, decrease in average loans, to $39.2 billion. The net interest margin (FTE) for the three months ended June 30, 2011 decreased 14 basis points to 3.14 percent, from 3.28 percent for the comparable period in 2010, primarily due to LIBOR-based loan rates declining faster than deposit rates, a decrease in loan spreads and the maturity of interest rate swaps at positive spreads.

Net interest income was $786 million for the six months ended June 30, 2011, a decrease of $51 million compared to $837 million for the same period in 2010. The decrease in net interest income in the six months ended 2011, compared to the same period in 2010, was primarily due to the same reasons cited in the quarterly discussion above. The “Year-to-date Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent” table provides an analysis of net interest income for the first six months of 2011 on a FTE basis, compared to the same period in the prior year. Average earning assets decreased $2.7 billion, or five percent, to $49.7 billion for the six months ended June 30, 2011, compared to $52.4 billion for the same period in the prior year, primarily due to a $1.6 billion, or four percent, decrease in average loans, to $39.4 billion and a $1.0 billion, or 27 percent, decrease in average interest-bearing deposits with banks. The net interest margin (FTE) for the six months ended June 30, 2011 decreased four basis points to 3.19 percent, from 3.23 percent for the same period in 2010, primarily due to the same reasons cited in the quarterly discussion above, partially offset by a reduction in excess liquidity. The net interest margin was reduced by approximately 18 basis points and 24 basis points in the first six months of 2011 and 2010, respectively, from excess liquidity. Excess liquidity was represented by $2.8 billion and $3.9 billion of average balances deposited with the Federal Reserve Bank (FRB) in the first six months of 2011 and 2010, respectively, included in “interest-bearing deposits with banks” in the consolidated balance sheets. Refer to the “Supplemental Financial Data” section of this financial review for reconcilements of non-GAAP financial measures.

For further discussion of the effects of market rates on net interest income, refer to the “Market Risk” section of this financial review.

For full-year 2011, management expects an average net interest margin of 3.35 percent to 3.40 percent, reflecting the benefit from the accretion of the purchase discount on the acquired Sterling loan portfolio ($35 million to $45 million; 13 basis points to 17 basis points), a reduction in excess liquidity, no increase in the Federal Funds rate, and LIBOR consistent with second quarter 2011 levels.

Quarterly Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE)

	Three Months Ended
	June 30, 2011			June 30, 2010
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$21,677	$196	3.65%	$20,910	$206	3.95%
Real estate construction loans	1,881	17	3.75	2,987	23	3.13
Commercial mortgage loans	9,636	96	3.98	10,372	109	4.20
Residential mortgage loans	1,525	21	5.50	1,607	22	5.44
Consumer loans	2,243	20	3.42	2,448	22	3.56
Lease financing	958	8	3.50	1,108	10	3.72
International loans	1,254	12	3.80	1,240	13	4.07
Business loan swap income	—	—	—	—	9	—

Total loans	39,174	370	3.79	40,672	414	4.07
Auction-rate securities available-for-sale	500	1	0.71	816	3	1.19
Other investment securities available-for-sale	6,907	58	3.40	6,446	58	3.71

Total investment securities available-for-sale	7,407	59	3.20	7,262	61	3.41
Federal funds sold and securities purchased under agreements to resell	2	—	0.33	1	—	1.35
Interest-bearing deposits with banks (a)	3,433	3	0.25	3,768	3	0.25
Other short-term investments	120	—	1.39	132	—	1.65

Total earning assets	50,136	432	3.46	51,835	478	3.70
Cash and due from banks	872			795
Allowance for loan losses	(859)			(1,037)
Accrued income and other assets	4,368			4,665

Total assets	$54,517			$56,258

Money market and NOW deposits	$18,207	11	0.26	$16,354	13	0.32
Savings deposits	1,465	1	0.09	1,429	—	0.07
Customer certificates of deposit	5,609	10	0.70	5,927	15	0.92

Total interest-bearing core deposits	25,281	22	0.35	23,710	28	0.45
Other time deposits	—	—	—	295	1	2.14
Foreign office time deposits	413	1	0.52	448	—	0.23

Total interest-bearing deposits	25,694	23	0.35	24,453	29	0.47
Short-term borrowings	112	—	0.14	248	—	0.27
Medium- and long-term debt	5,821	17	1.20	9,571	25	1.04

Total interest-bearing sources	31,627	40	0.51	34,272	54	0.63
Noninterest-bearing deposits	15,786			15,218
Accrued expenses and other liabilities	1,132			1,060
Total shareholders’ equity	5,972			5,708

Total liabilities and shareholders’ equity	$54,517			$56,258

Net interest income/rate spread (FTE)		$392	2.95		$424	3.07

FTE adjustment		$1			$2

Impact of net noninterest-bearing sources of funds			0.19			0.21

Net interest margin (as a percentage of average earning assets) (FTE) (a)			3.14%			3.28%

(a) Excess liquidity, represented by average balances deposited with the FRB, reduced the net interest margin by 21 basis points and 23 basis points in the second quarter of 2011 and 2010, respectively. Excluding excess liquidity, the net interest margin would have been 3.35% and 3.51% in each respective period. See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

Quarterly Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended June 30, 2011/June 30, 2010
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Loans	$(29)	$(15)	$(44)
Investment securities available-for-sale	(5)	3	(2)

Total earning assets	(34)	(12)	(46)
Interest-bearing deposits	(5)	(1)	(6)
Medium- and long-term debt	3	(11)	(8)

Total interest-bearing sources	(2)	(12)	(14)

Net interest income/rate spread (FTE)	$(32)	$—	$(32)

(a)	Rate/Volume variances are allocated to variances due to volume.

Year-to-Date Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE)

	Six Months Ended
	June 30, 2011			June 30, 2010
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$21,586	$396	3.70%	$20,961	$411	3.95%
Real estate construction loans	2,029	36	3.62	3,185	48	3.03
Commercial mortgage loans	9,713	191	3.96	10,380	216	4.19
Residential mortgage loans	1,562	42	5.37	1,620	44	5.43
Consumer loans	2,262	39	3.42	2,464	44	3.57
Lease financing	972	17	3.56	1,119	21	3.73
International loans	1,237	24	3.83	1,261	25	4.00
Business loan swap income	—	1	—	—	17	—

Total loans	39,361	746	3.82	40,990	826	4.06
Auction-rate securities available-for-sale	527	2	0.80	847	5	1.06
Other investment securities available-for-sale	6,832	114	3.39	6,475	118	3.72

Total investment securities available-for-sale	7,359	116	3.19	7,322	123	3.40
Federal funds sold and securities purchased under agreements to resell	2	—	0.32	1	—	1.17
Interest-bearing deposits with banks (a)	2,897	4	0.25	3,944	5	0.25
Other short-term investments	124	1	2.05	128	1	1.70

Total earning assets	49,743	867	3.51	52,385	955	3.67
Cash and due from banks	878			792
Allowance for loan losses	(883)			(1,048)
Accrued income and other assets	4,410			4,756

Total assets	$54,148			$56,885

Money market and NOW deposits	$18,003	23	0.26	$15,709	25	0.32
Savings deposits	1,443	1	0.09	1,407	—	0.07
Customer certificates of deposit	5,559	20	0.73	6,049	30	0.97

Total interest-bearing core deposits	25,005	44	0.36	23,165	55	0.48
Other time deposits	—	—	—	584	9	3.18
Foreign office time deposits	413	1	0.50	453	—	0.22

Total interest-bearing deposits	25,418	45	0.36	24,202	64	0.54
Short-term borrowings	103	—	0.21	241	—	0.19
Medium- and long-term debt	5,974	34	1.15	10,169	51	0.99

Total interest-bearing sources	31,495	79	0.51	34,612	115	0.67
Noninterest-bearing deposits	15,623			14,923
Accrued expenses and other liabilities	1,126			1,067
Total shareholders’ equity	5,904			6,283

Total liabilities and shareholders’ equity	$54,148			$56,885

Net interest income/rate spread (FTE)		$788	3.00		$840	3.00

FTE adjustment		$2			$3

Impact of net noninterest-bearing sources of funds			0.19			0.23

Net interest margin (as a percentage of average earning assets) (FTE) (a)			3.19%			3.23%

(a)	Excess liquidity, represented by average balances deposited with the FRB, reduced the net interest margin by 18 basis points and 24 basis points year-to-date in 2011 and 2010, respectively. Excluding excess liquidity, the net interest margin would have been 3.37% and 3.47% in each respective period. See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

Year-to-Date Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE)

	Six Months Ended June 30, 2011/June 30, 2010
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Loans	$(49)	$(31)	$(80)
Investment securities available-for-sale	(11)	4	(7)
Interest-bearing deposits with banks	—	(1)	(1)

Total earning assets	(60)	(28)	(88)

Interest-bearing deposits	(11)	(8)	(19)
Medium- and long-term debt	8	(25)	(17)

Total interest-bearing sources	(3)	(33)	(36)

Net interest income/rate spread (FTE)	$(57)	$5	$(52)

(a)	Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments. The provision for loan losses was $47 million for the second quarter 2011, compared to $126 million for the same period in 2010. The provision for loan losses for the first six months of 2011 was $96 million, compared to $301 million for the same period in 2010. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed under the “Credit Risk” subheading in the “Risk Management” section of this financial review. The decreases of $79 million and $205 million in the provision for loan losses in the three- and six month periods ended June 30, 2011, respectively, when compared to the same periods in 2010, resulted primarily from improvements in credit quality. Improvements in credit quality included a decline of $715 million, to $4.8 billion, in the Corporation’s watch list loans from December 31, 2010 to June 30, 2011. The Corporation’s internal watch list is generally consistent with loans in the Special Mention, Substandard and Doubtful (nonaccrual) categories defined by regulatory authorities. Additional indicators of improved credit quality included a decrease in the inflow to nonaccrual (based on an analysis of nonaccrual loans with book balances greater than $2 million) of $115 million and a decrease in net credit-related charge-offs of $128 million in the six month period ended June 30, 2011, compared to the same period in the prior year.

Moderate U.S. economic growth through the second half of 2010 gave way to a slow growth “soft patch” in the first half of 2011. Real gross domestic product growth for the first quarter of 2011 registered just 1.9 percent annualized and second quarter growth is expected be about the same. U.S. job growth dwindled in May and June, totaling just 43,000 net new jobs for the two months. Three sets of factors converged to pull the economy into a soft patch. These factors are characterized by their expected duration: transitory, medium term and long term. Transitory factors include bad winter and spring weather, high crude oil and gasoline prices early in the year, and the Japan disaster at the end of March which resulted in supply-chain bottlenecks for U.S. manufacturers. Medium term factors that will weigh on economic growth through the remainder of 2011 include still-weak housing markets, constrained consumer spending, and the state and local government budget crisis. Long term factors dragging on economic growth into 2012 and beyond include a lower rate of population growth, an unwind of various federal government efforts to stimulate the economy, and eventual caps and cuts in federal spending, expected to come as a result of current negotiations on the federal debt ceiling. The Texas economy has maintained some forward momentum through the soft patch, while California and Michigan have experienced mildly deteriorating labor market conditions in the second quarter of 2011. Fortunately, the transitory factors are proving to be transitory. Automobile production is expected to increase through the second half of 2011, stabilizing durable goods manufacturing in the second half of the year. This and other forward-looking indicators point to moderately improving economic conditions in the Corporation’s primary geographic markets in late 2011.

Total net credit-related charge-offs include net charge-offs on both loans and lending-related commitments. Net loan charge-offs for the second quarter 2011 decreased $56 million to $90 million, or 0.92 percent of average total loans, compared to $146 million, or 1.44 percent for the second quarter 2010. The decrease in net loan charge-offs in the second quarter 2011, compared to the second quarter 2010, consisted primarily of decreases in net loan charge-offs in the Middle Market ($34 million) and Commercial Real Estate ($23 million) business lines. By geographic market, net loan charge-offs decreased in all markets, with the exception of Florida, in the second quarter 2011, compared to the same period in 2010, with the largest decreases noted in the Other Markets ($29 million) and Western ($21 million) markets. In the Florida market, net loan charge-offs increased $8 million, primarily due to increases in the Private Banking and Middle Market business lines.

Net loan charge-offs for the first six months of 2011 were $191 million, compared to $319 million for the same period in 2010. The $128 million decrease in net loan charge-offs for the first six months of 2011, compared to the same period in 2010, consisted primarily of decreases in net loan charge-offs in the Commercial Real Estate ($98 million), Specialty Businesses ($17 million), and Middle Market ($14 million) business lines, partially offset by an increase in the Global Corporate Banking Business Line ($7 million). By geographic market, net loan charge-offs decreased in all markets, with the exception of Florida, for the six-month period ended June 30, 2011, compared to the same period in 2010, with the largest decreases noted in the Western ($60 million), Other Markets ($33 million) and Texas ($22 million) markets. In the Florida market, net loan charge-offs increased $6 million, primarily due to increases in the Middle Market and Private Banking business lines.

The provision for credit losses on lending-related commitments was a benefit of $2 million and $5 million for the three- and six-month periods ended June 30, 2011, compared to provisions of zero and $7 million for the comparable periods in 2010. The decreases of $2 million and $12 million for the three- and six-month periods ended June 30, 2011, when compared to the same periods in 2010, respectively, resulted primarily from improved credit quality in unfunded commitments in the Midwest, Western and Texas markets. The Corporation establishes this provision to maintain an adequate allowance to cover probable credit losses inherent in lending-related commitments, which is discussed under the “Credit Risk” subheading in the “Risk Management” section of this financial review. Lending-related commitment charge-offs were insignificant in both the three- and six-month periods ended June 30, 2011 and 2010.

An analysis of allowance for credit losses and nonperforming assets is presented under the “Credit Risk” subheading in the “Risk Management” section of this financial review.

Management expects net credit-related charge-offs between $165 million and $185 million for the second half of 2011. The provision for credit losses is expected to be between $65 million and $85 million for the second half of 2011.

Noninterest Income

Noninterest income was $202 million for the three months ended June 30, 2011, an increase of $8 million, or four percent, compared to $194 million for the same period in 2010, resulting primarily from increases of $5 million in net income from principal investing and warrants and $3 million in net securities gains.

Noninterest income was $409 million for the first six months of 2011, an increase of $21 million, or five percent, compared to the same period in 2010, resulting primarily from increases in net income from principal investing and warrants ($10 million), risk management hedge gains ($7 million), deferred compensation asset returns ($6 million) and net securities gains ($3 million), partially offset by a decrease in service charges on deposit accounts ($5 million).

Management expects a mid-single digit decline in noninterest income for the second half of 2011, compared to the first half of 2011, primarily due to the impact of regulatory changes and a reduction of net income from principal investing and warrants, partially offset by the inclusion of Sterling.

Noninterest Expenses

Noninterest expenses were $409 million for the three months ended June 30, 2011, an increase of $12 million, or three percent, from $397 million for the comparable period in 2010, resulting primarily from increases in salaries expense ($6 million), employee benefits expense ($5 million) and merger and restructuring charges ($5 million), partially offset by a decrease in FDIC insurance expense ($4 million).

Noninterest expenses were $824 million for the first six months of 2011, an increase of $23 million, or three percent, compared to $801 million for the comparable period in 2010. The increase in noninterest expense resulted primarily from increases in salaries expense ($25 million), employee benefits expense ($11 million), merger and restructuring charges ($5 million) and litigation and operational losses ($5 million), partially offset by decreases in the provision for credit losses on lending-related commitments ($12 million) and FDIC insurance expense ($6 million). The increase in salaries expense reflected increases in incentive compensation ($12 million), share-based compensation ($11 million) and deferred compensation asset returns ($6 million) (offset by an increase in deferred compensation asset returns in noninterest income), partially offset by a decrease in regular salaries ($4 million).

Excluding merger and restructuring charges related to the acquisition of Sterling, management expects a high single-digit increase in noninterest expenses in the second half of 2011 compared to the first half of 2011, primarily due to the addition of Sterling. Management expects total merger and restructuring charges of approximately $80 million, after-tax ($125 million pre-tax), with about $25 million, after-tax, recognized in each of the third and fourth quarters of 2011, and the remainder recognized in 2012.

Provision for Income Taxes

The provision for income taxes for the second quarter 2011 was $41 million, compared to $23 million for the same period in 2010. The $18 million increase in the provision for income taxes in the three-month period ended June 30, 2011, compared to the same period in 2010, was primarily due to an increase in income before taxes in the second quarter 2011, compared to the same quarter in the prior year, and a $19 million charge related to a final settlement agreement with the Internal Revenue Service involving the repatriation of foreign earnings on a structured investment transaction, partially offset by a release of tax reserves of $9 million due to the Corporation’s planned participation in a recently enacted State of California voluntary compliance initiative. The Corporation has no other investment structures with uncertain tax positions.

For the first six months of 2011, the provision for income taxes was $76 million, an increase of $58 million compared to the same period in 2010. The increase in the provision for income taxes was primarily due to the same reasons cited in the quarterly discussion above.

Net deferred tax assets were $310 million at June 30, 2011, compared to $383 million at December 31, 2010, a decrease of $73 million, resulting primarily from a reduction in deferred tax assets due to decreases in the allowance for loan losses and unrealized gains recognized in other comprehensive income. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed at both June 30, 2011 and December 31, 2010. This conclusion was based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events. For further information on income taxes, refer to Note 12 to these unaudited consolidated financial statements.

For the second half of 2011, management expects income tax expense to approximate 36 percent of income before income taxes less approximately $33 million in tax benefits.

Income from Discontinued Operations, Net of Tax

In the first six months of 2011, there was no income from discontinued operations, net of tax. Income from discontinued operations, net of tax, for the first six months of 2010 was $17 million, reflecting a first quarter after-tax gain from the cash settlement of a note receivable related to the 2006 sale of an investment advisory subsidiary. For further information on the cash settlement of the note and discontinued operations, refer to Note 15 to these unaudited consolidated financial statements.

Business Segments

The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance Division. Note 14 to these unaudited consolidated financial statements presents financial results of these business segments for the six months ended June 30, 2011 and 2010. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 14 to these unaudited consolidated financial statements and Note 23 to the consolidated financial statements in the Corporation’s 2010 Annual Report.

The following table presents net income (loss) by business segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2011		2010
Business Bank	$343	94%	$223	97%
Retail Bank	(5)	(1)	(10)	(4)
Wealth Management	26	7	16	7

	364	100%	229	100%
Finance	(164)		(116)
Other (a)	(1)		9

Total	$199		$122

(a)	Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division.

The Business Bank’s net income of $343 million increased $120 million in the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Net interest income (FTE) of $682 million decreased $10 million in the six months ended June 30, 2011 compared to the same period in the prior year, as the benefit provided by a $1.8 billion increase in average deposits and an increase in loan spreads was offset by a $1.1 billion decrease in average loans. The provision for loan losses of $24 million decreased $195 million from the comparable period in the prior year, primarily reflecting decreases in the Commercial Real Estate (in all markets) and Middle Market (primarily in the Other Markets and Midwest markets) business lines. Net credit-related charge-offs of $126 million decreased $125 million from the comparable period in the prior year, primarily due to a decrease in charge-offs in the Commercial Real Estate business line. Noninterest income of $156 million increased $4 million from the comparable prior year period, primarily due to increases in warrant income ($5 million) and customer derivative income ($3 million), partially offset by a decrease in investment banking fees ($3 million). Noninterest expenses of $316 million decreased $3 million from the same period in the prior year, primarily due to decreases in the provision for credit losses on lending commitments ($12 million), other real estate expense ($3 million) and nominal decreases in other noninterest expense categories, partially offset by increases in allocated corporate overhead expenses ($13 million) and salaries expense ($4 million). The provision for income taxes (FTE) of $155 million for the six month period ended June 30, 2011 increased $72 million, compared to $83 million for the comparable period the prior year, primarily resulting from an increase in income before income taxes.

The net loss for the Retail Bank was $5 million in the six months ended June 30, 2011, compared to a net loss of $10 million in the six months ended June 30, 2010. Net interest income (FTE) of $282 million increased $17 million from the comparable period in the prior year, primarily due to an increase in loan and deposit spreads and the benefit provided by a $724 million increase in average deposits, partially offset by a $469 million decrease in average loans. The provision for loan losses decreased $5 million from the comparable period in the prior year, reflecting a decrease in the Small Business business line (primarily the Midwest market), partially offset by an increase in the Personal Banking business line (primarily the Midwest Market). Net credit-related charge-offs of $46 million decreased $1 million from the comparable period in the prior year. Noninterest income of $87 million increased $1 million from the comparable prior year period, primarily due to nominal increases in other noninterest income categories, partially offset by a $4 million decrease in service charges on deposit accounts. Noninterest expenses of $325 million increased $11 million from the same period in the prior year, primarily due to an increase in allocated corporate overhead expenses ($7 million).

Wealth Management’s net income of $26 million increased $10 million in the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Net interest income (FTE) of $92 million increased $5 million from the comparable period in the prior year, primarily due to increases in loan and deposit spreads. The provision for loan losses decreased $8 million from the comparable period in the prior year, primarily reflecting a decrease in the Midwest market. Net credit-related charge-offs of $19 million decreased $2 million from the comparable period in the prior year, primarily due to a decrease in the Western market, partially offset by an increase in the Florida market. Noninterest income of $128 million increased $6 million from the comparable period in the prior year, primarily due to a $3 million increase in investment banking fees and nominal increases in other noninterest income categories. Noninterest expenses of $155 million increased $2 million, primarily due to an increase in allocated corporate overhead expenses ($4 million).

The net loss for the Finance Division was $164 million in the six months ended June 30, 2011, compared to a net loss of $116 million in the six months ended June 30, 2010. Net interest expense (FTE) increased $74 million in the six months ended June 30, 2011, compared to the same period in the prior year. Net interest expense (FTE) in the Finance Division is primarily impacted by the Corporation’s internal funds transfer methodology. The methodology is designed to centralize interest rate risk in the Finance Division and to measure profitability across all interest rate environments. To that end, the Finance Division pays the three major business segments for the long-

term value of deposits based on their assumed lives. The three major business segments pay the Finance Division for funding based on the repricing and term characteristics of their loans. Noninterest income increased $1 million from the comparable period in the prior year, primarily due to a $7 million increase in risk management hedge income, partially offset by a $2 million gain on the repurchase of subordinated debt in the first quarter 2010 and nominal decreases in other noninterest income categories. Noninterest expenses increased $2 million from the same period in the prior year primarily due to a $2 million increase in salaries expense.

The Other category’s net income decreased $10 million to a net loss of $1 million in the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The decrease in net income primarily reflected a $5 million increase in principal investing and warrant income, more than offset by the $17 million after-tax discontinued operations gain recorded in the first quarter 2010.

Market Segments

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. Note 14 to these unaudited consolidated financial statements contains a description and presents financial results of these market segments for the six months ended June 30, 2011 and 2010.

The following table presents net income (loss) by market segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2011		2010
Midwest	$115	31%	$86	38%
Western	101	28	61	26
Texas	62	17	40	17
Florida	(9)	(2)	(8)	(3)
Other Markets	68	19	19	9
International	27	7	31	13

	364	100%	229	100%
Finance & Other Businesses (a)	(165)		(107)

Total	$199		$122

(a)	Includes discontinued operations and items not directly associated with the market segments.

The Midwest market’s net income of $115 million increased $29 million in the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Net interest income (FTE) of $407 million decreased $8 million from the comparable period in the prior year, primarily due to a $700 million decrease in average loans, partially offset by an increase in deposit spreads and the benefit provided by a $747 million increase in average deposits. The provision for loan losses decreased $65 million, reflecting decreases in the Middle Market, Commercial Real Estate, Specialty Businesses, Private Banking and Small Business business lines, partially offset by an increase in the Global Corporate Banking business line. Net credit-related charge-offs of $81 million decreased $17 million from the comparable period in the prior year, primarily due to decreases in charge-offs in the Commercial Real Estate and Specialty Businesses business lines, partially offset by an increase in the Global Corporate Banking business line. Noninterest income of $200 million increased $2 million from the comparable period in the prior year, as a decrease in service charges on deposit accounts ($4 million) was more than offset by nominal increases in other noninterest income categories. Noninterest expenses of $371 million increased $5 million from the same period in the prior year, primarily due to an increase in allocated corporate overhead expenses ($11 million), partially offset by a decrease in the provision for credit losses on lending-related commitments ($7 million). The provision for income taxes (FTE) of $72 million for the six month period ended June 30, 2011, increased $25 million, compared to the same period in the prior year, primarily resulting from an increase in income before income taxes.

The Western market’s net income of $101 million increased $40 million in the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Net interest income (FTE) of $330 million increased $5 million from the comparable prior year period, primarily due to an increase in loan and deposit spreads and the benefit provided by a $408 million increase in average deposits, partially offset by a $636 million decrease in average loans. The provision for loan losses decreased $55 million, primarily reflecting decreases in the Commercial Real Estate and Specialty Businesses business lines. Net credit-related charge-offs of $52 million decreased $60 million from the comparable period in the prior year, primarily due to a decrease in charge-offs in the Commercial

Real Estate business line. Noninterest income of $74 million increased $5 million from the comparable period in the prior year primarily due to an increase in net income from principal investing and warrants ($7 million). Noninterest expenses of $217 million increased $2 million from the same period in the prior year, primarily due to increases in allocated corporate overhead expenses ($8 million), partially offset by decreases in the provision for credit losses on lending-commitments ($3 million) and other real estate expense ($3 million). The provision for income taxes (FTE) of $55 million for the six month period ended June 30, 2011, increased $23 million, compared to $32 million for the comparable period in the prior year, primarily resulting from an increase in income before income taxes.

The Texas market’s net income increased $22 million to $62 million in the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Net interest income (FTE) of $176 million increased $16 million from the comparable period in the prior year, primarily due to an increase in loan and deposit spreads and the benefit provided by increases of $845 million in average deposits and $283 million in average loans. The provision for loan losses decreased $14 million, primarily reflecting a decrease in the Commercial Real Estate business line, partially offset by an increase in the Middle Market business line. Net credit-related charge-offs of $12 million decreased $21 million from the comparable period in the prior year, primarily due to a decrease in the Commercial Real Estate business line. Noninterest income of $48 million increased $5 million from the comparable period in the prior year due to nominal increases in several noninterest income categories. Noninterest expenses of $124 million decreased $1 million from the comparable period in the prior year primarily due to decreases in the provision for credit losses on lending-commitments ($3 million) and other real estate expenses ($2 million), partially offset by an increase in allocated corporate overhead expenses ($4 million). The provision for income taxes (FTE) of $36 million for the six month period ended June 30, 2011, increased $14 million, compared to $22 million for the comparable period the prior year, primarily resulting from an increase in income before income taxes.

The net loss in the Florida market was $9 million in the six months ended June 30, 2011, compared to a net loss of $8 million in the six months ended June 30, 2010. Net interest income (FTE) of $23 million increased $2 million from the comparable period in the prior year primarily due to an increase in loan spreads. The provision for loan losses of $19 million in the six months ended June 30, 2011, was unchanged compared to the same period in the prior year, as a decrease in the Commercial Real Estate business line was primarily offset by an increase in the Middle Market business line. Net credit-related charge-offs of $23 million increased $6 million from the comparable period in the prior year, primarily due to increases in the Middle Market and Private Banking business lines. Noninterest income of $7 million was unchanged from the comparable period in the prior year. Noninterest expenses of $24 million increased $3 million from the comparable period in the prior year, primarily due to nominal increases in several noninterest expense categories.

The Other Markets’ net income increased $49 million, to $68 million, in the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Net interest income (FTE) of $82 million decreased $4 million from the comparable period in the prior year primarily due to a $687 million decrease in average loans, partially offset by an increase in loan and deposit spreads and the benefit provided by a $276 million increase in average deposits. The provision for loan losses decreased $77 million, primarily reflecting decreases in the Middle Market and Commercial Real Estate business lines. Net credit-related charge-offs of $21 million decreased $33 from the comparable period in the prior year, primarily due to decreases in charge-offs in the Commercial Real Estate and Middle Market business lines. Noninterest income of $24 million decreased $1 million from the comparable period in the prior year, primarily due to a decrease in investment banking fees ($3 million), partially offset by nominal increases in several noninterest income categories. Noninterest expenses of $41 million decreased $2 million from the comparable period in the prior year. The benefit for income taxes (FTE) of $1 million for the six month period ended June 30, 2011, decreased $25 million, compared to a benefit of $26 million for the comparable period in the prior year, primarily due to an increase in income before income taxes.

The International market’s net income decreased $4 million to $27 million in the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Net interest income (FTE) of $38 million increased $1 million from the comparable period in the prior year, primarily due to increases of $307 million in average deposits and $92 million in average loans, partially offset by a decline in loan spreads. The provision for loan losses increased $3 million to a benefit of $5 million in the six months ended June 30, 2011, compared to a benefit of $8 million for the same period in 2010. Noninterest income of $18 million was unchanged from the comparable period in the prior year. Noninterest expenses of $19 million increased $3 million from the comparable period in the prior year.

The net loss for Finance & Other Businesses was $165 million in the six months ended June 30, 2011, compared to a net loss of $107 million in the six months ended June 30, 2010. The $58 million increase in net loss was due to the same reasons noted in the Finance Division and the Other category discussions under the “Business Segments” heading above.

The following table lists the number of the Corporation’s banking centers by market segment.

	June 30,
	2011	2010
Midwest (Michigan)	218	217
Western:
California	104	100
Arizona	17	16

Total Western	121	116
Texas	95	93
Florida	11	10
International	1	1

Total	446	437

Financial Condition

Total assets increased $474 million to $54.1 billion at June 30, 2011, compared to $53.7 billion at December 31, 2010, primarily due to increases of $1.1 billion in interest-bearing deposits with banks and $319 million in cash and due from banks, partially offset by a decrease in total loans of $1.0 billion. On an average basis, total assets increased $761 million in the second quarter 2011, compared to the fourth quarter 2010, resulting primarily from an increase in average interest-bearing deposits with banks of $1.6 billion, partially offset by a decrease in average total loans of $825 million to $39.2 billion.

The following tables show the change in average loans by business line and geographic market in the second quarter 2011, compared to the fourth quarter 2010.

	Three Months Ended
(dollar amounts in millions)	June 30, 2011	December 31, 2010	Change	Percent Change
Average Loans By Business Line:
Middle Market	$12,024	$11,770	$254	2%
Commercial Real Estate	4,023	4,740	(717)	(15)
Global Corporate Banking	4,756	4,344	412	9
National Dealer Services	3,603	3,763	(160)	(4)
Specialty Businesses (a)	4,974	5,330	(356)	(7)

Total Business Bank	29,380	29,947	(567)	(2)
Small Business	3,323	3,407	(84)	(2)
Personal Financial Services	1,676	1,785	(109)	(6)

Total Retail Bank	4,999	5,192	(193)	(4)
Private Banking	4,742	4,820	(78)	(2)

Total Wealth Management	4,742	4,820	(78)	(2)
Finance/Other	53	40	13	32

Total loans	$39,174	$39,999	$(825)	(2)%

Average Loans By Geographic Market:
Midwest	$14,051	$14,219	$(168)	(1)%
Western	12,121	12,497	(376)	(3)
Texas	6,871	6,435	436	7
Florida	1,565	1,612	(47)	(3)
Other Markets	2,823	3,651	(828)	(23)
International	1,690	1,545	145	9
Finance/Other	53	40	13	32

Total loans	$39,174	$39,999	$(825)	(2)%

(a)	Includes Energy, Technology and Life Sciences, Mortgage Banker Finance, Leasing, Entertainment and Financial Services Division

N/M – not meaningful

Average loans decreased $825 million, or two percent, to $39.2 billion at June 30, 2011, compared to December 31, 2010, reflecting increases in the Global Corporate Banking ($412 million), Middle Market ($254 million) and Energy Lending ($187 million) (included in Specialty Businesses) business lines. These increases were more than offset by decreases in the Commercial Real Estate ($717 million), Mortgage Banker Finance ($487 million) (included in Specialty Businesses), National Dealer Services ($160 million) and Personal Financial Services ($109 million) business lines. Mortgage Banker Finance provides short-term financing to borrowers in the mortgage banking industry who originate and refinance residential mortgage loans which they subsequently sell in the secondary market (mortgage warehousing loans). Average loans in Mortgage Banker Finance, included in “Commercial Loans” on the consolidated balance sheets, declined 44 percent to $614 million at June 30, 2011, compared to $1.1 billion at December 31, 2010, primarily due to a decline in consumer refinance volumes during the three months ended June 30, 2011 compared to the fourth quarter 2010. The decrease in average loans in the National Dealer Services business line primarily reflected the impact of supply-chain disruptions related to the earthquake and tsunami in Japan in March 2011. Average loans in the Commercial Real Estate business line continued to decline, as the Corporation continued to work through the nonperforming portfolio and customers accessed external sources of long-term refinancing. By market, increases in average loans in the Texas ($436 million) and International ($145 million) markets were more than offset by decreases in Other Markets ($828 million), which included Mortgage Banker Finance, Western ($376 million) and Midwest ($168 million) markets.

Management expects average earning assets of approximately $52.5 billion for the second half of 2011, reflecting increases, primarily related to Sterling, in average loans and average investment securities available-for-sale, partially offset by a decrease in excess liquidity. The pace of decline of loans in the Commercial Real Estate business line is expected to decrease in the second half of 2011. Average loans in the National Dealer Services business line are expected to be lower in the third quarter and rebound in the fourth quarter of 2011.

Total liabilities increased $229 million to $48.1 billion at June 30, 2011, compared to December 31, 2010, primarily due to a $1.3 billion increase in total deposits, partially offset by a $932 million decrease in medium- and long-term debt. On an average basis, total liabilities increased $659 million in the second quarter 2011, compared to the fourth quarter 2010. Average core deposits, which exclude other time deposits and foreign office time deposits, were $41.1 billion for the second quarter 2011, compared to $39.9 billion for the fourth quarter 2010, primarily reflecting increases of $905 million in money market and NOW deposits and $179 million in noninterest-bearing deposits. Within average core deposits, increases from the fourth quarter 2010 to the second quarter 2011 were noted in the Global Corporate Banking ($550 million), Specialty Businesses ($550 million), Personal Banking ($420 million, and Private Banking ($248 million) business lines, partially offset by a decrease in the Middle Market business line ($552 million). By geographic market, average core deposits increased in all major markets in the second quarter 2011, compared to the fourth quarter 2010.

Capital

Total shareholders’ equity increased $245 million to $6.0 billion at June 30, 2011, compared to December 31, 2010. The following table presents a summary of changes in total shareholders’ equity for the six months ended June 30, 2011.

(in millions)
Balance at January 1, 2011		$5,793
Retention of earnings (net income less cash dividends declared)		164
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$63
Cash flow hedges	(2)
Defined benefit and other postretirement plans	20

Total change in accumulated other comprehensive income (loss)		81
Repurchase of common stock		(21)
Share-based compensation		21

Balance at June 30, 2011		$6,038

On November 16, 2010, the Board of Directors authorized the Corporation to repurchase up to 12.6 million shares of Comerica Incorporated outstanding common stock, and authorized the purchase of up to all 11.5 million of Comerica Incorporated’s original outstanding warrants, which expire November 14, 2018. There is no expiration date for the Corporation’s share repurchase program. For further information regarding the repurchase program, refer to Note 14 to the consolidated financial statements in the Corporation’s 2010 Annual Report. The following table summarizes the Corporation’s repurchase activity during the six months ended June 30, 2011.

(shares in thousands)	Total Number of Shares and Warrants Purchased (a)	Average Price Paid Per Share	Average Price Paid Per Warrant (b)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (c)
Total first quarter 2011	548	$39.40	$—	400	23,656

April 2011	3	37.30	—	—	23,656
May 2011	—	—	—	—	23,656
June 2011	—	—	—	—	23,656

Total second quarter 2011	3	37.27	—	—	23,656

Total 2011	551	$39.38	$—	400	23,656

(a)	Included approximately 151 thousand shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan. These transactions are not considered part of the Corporation’s repurchase program.
(b)	The Corporation made no repurchases of warrants under the repurchase program during the six months ended June 30, 2011.
(c)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

Management expects to continue the share repurchase program that, combined with dividend payments, results in a payout up to 50 percent of earnings for full-year 2011.

Risk-based regulatory capital standards are designed to make regulatory capital requirements more sensitive to differences in credit risk profiles among banking institutions and to account for off-balance sheet exposure. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. As shown in the table below, the Tier 1 common capital, Tier 1 risk-based capital, Total risk-based capital and leverage ratios increased from December 31, 2010 to June 30, 2011. These increases were primarily due to a decrease in risk-weighted assets resulting from a decrease in loans, partially offset by an increase in interest-bearing deposits with banks, which carry a lower risk weight. The tangible common equity ratio increased 36 basis points primarily due to an increase in tangible common equity, reflecting an increase in retained earnings, partially offset by an increase in tangible assets.

In December 2009, the Basel Committee on Banking Supervision (the Basel Committee) released proposed Basel III guidance on bank capital and liquidity. In September 2010, the Basel Committee proposed higher global minimum capital standards, including a minimum Tier 1 common capital ratio and additional capital and liquidity requirements, with rules expected to be implemented between 2013 and 2019. Adoption in the U.S. is expected to occur over a similar timeframe, but the final form of the U.S. rules is not yet certain. The Corporation believes that the expected impacts from changes in the components of capital and the calculation of risk-weighted assets would not be material. A higher degree of uncertainty exists regarding the implementation and interpretation of the liquidity rules. If subject to these rules, the Corporation expects the liquidity requirements to be manageable. While uncertainty exists in both the final form of the Basel III guidance and whether or not the Corporation will be required to adopt the guidelines, the Corporation is closely monitoring the development of the guidance.

The Corporation’s capital ratios exceeded minimum regulatory requirements as follows:

	June 30, 2011		December 31, 2010
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (a) (b)	$6,193	10.53%	$6,027	10.13%
Tier 1 risk-based (4.00% – minimum) (b)	6,193	10.53	6,027	10.13
Total risk-based (8.00% – minimum) (b)	8,705	14.81	8,651	14.54
Leverage (3.00% – minimum) (b)	6,193	11.39	6,027	11.26
Tangible common equity (a)	5,883	10.90	5,637	10.54

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
(b)	June 30, 2011 capital and ratios are estimated.

At June 30, 2011, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (Tier 1 risk-based capital, total risk-based capital and leverage ratios greater than six percent, 10 percent and five percent, respectively).

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

The total allowance for loan losses is sufficient to absorb incurred losses inherent in the total loan portfolio. Unanticipated economic events, including political, economic and regulatory instability could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance. Inclusion of other industry-specific portfolio exposures in the allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in the need for additional provision for loan losses in order to maintain an allowance that complies with credit risk and accounting policies. The allowance for loan losses was $806 million at June 30, 2011, compared to $901 million at December 31, 2010, a decrease of $95 million, or 11 percent. The decrease resulted primarily from improvements in credit quality, including a decline of $715 million in the Corporation’s watch list loans from December 31, 2010 to June 30, 2011, and a $1.0 billion decrease in loan balances from December 31, 2010 to June 30, 2011. The decrease in the allowance for loan losses primarily reflected decreases in the Commercial Real Estate (all markets) and Middle Market (primarily the Midwest and Other markets) business lines, partially offset by an increase in the Middle Market business line in the Western market. The allowance for loan losses as a percentage of total period-end loans was 2.06 percent at June 30, 2011, compared to 2.24 percent at December 31, 2010. Nonperforming loans of $974 million at June 30, 2011 decreased $149 million, compared to December 31, 2010. All large nonperforming loans are individually reviewed each quarter for potential charge-offs and reserves. Charge-offs are taken as amounts are determined to be uncollectible based on a qualitative assessment of the recoverability of the principal amount from collateral and other cash flow sources. A measure of the level of charge-offs already taken on nonperforming loans is the current book balance as a percentage of the contractual amount owed. At June 30, 2011, nonperforming loans were charged-off to 53 percent of the contractual amount, compared to 54 percent at December 31, 2010. This level of write-downs is consistent with losses experienced on loan defaults in the first six months of 2011 and in recent years. The allowance as a percentage of total nonperforming loans, a ratio which results from the actions noted above, was 83 percent at June 30, 2011, compared to 80 percent at December 31, 2010. The Corporation’s loan portfolio is primarily composed of business loans, which, in the event of default, are typically carried on the books at fair value as nonperforming assets for a longer period of time than are consumer loans, resulting in a lower nonperforming loan allowance coverage when compared to banking organizations with higher concentrations of consumer loans.

The allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pools of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating. A probability of draw estimate is applied to the commitment amount, and the result is multiplied by standard reserve factors consistent with business loans. In general, the probability of draw for letters of credit is considered certain for all letters of credit supporting loans and for letters of credit assigned an internal risk rating generally consistent with regulatory defined substandard or doubtful. Other letters of credit and all unfunded commitments have a lower probability of draw.

The allowance for credit losses on lending-related commitments was $30 million at June 30, 2011, a decrease of $5 million from $35 million at December 31, 2010.

Nonperforming assets include loans on nonaccrual status, loans which have been renegotiated to less than the original contractual rates (reduced-rate loans) and real estate which has been acquired through foreclosure and is awaiting disposition (foreclosed property). Nonperforming assets decreased $191 million to $1.0 billion at June 30, 2011, from $1.2 billion at December 31, 2010, and are summarized in the following table.

(in millions)	June 30, 2011	December 31, 2010
Nonaccrual loans:
Business loans:
Commercial	$261	$252
Real estate construction:
Commercial Real Estate business line (a)	137	259
Other business lines (b)	2	4

Total real estate construction	139	263
Commercial mortgage:
Commercial Real Estate business line (a)	186	181
Other business lines (b)	269	302

Total commercial mortgage	455	483
Lease financing	6	7
International	7	2

Total nonaccrual business loans	868	1,007
Retail loans:
Residential mortgage	60	55
Consumer:
Home equity	4	5
Other consumer	9	13

Total consumer	13	18

Total nonaccrual retail loans	73	73

Total nonaccrual loans	941	1,080
Reduced-rate loans	33	43

Total nonperforming loans	974	1,123
Foreclosed property	70	112

Total nonperforming assets	$1,044	$1,235

Nonperforming loans as a percentage of total loans	2.49%	2.79%
Nonperforming assets as a percentage of total loans and foreclosed property	2.66	3.06
Allowance for loan losses as a percentage of total nonperforming loans	83	80
Loans past due 90 days or more and still accruing	$64	$62
Loans past due 90 days or more and still accruing as a percentage of total loans	0.16%	0.15%

(a)	Primarily loans to real estate investors and developers.
(b)	Primarily loans secured by owner-occupied real estate.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2011	March 31, 2011	December 31, 2010
Nonaccrual loans at beginning of period	$996	$1,080	$1,163
Loans transferred to nonaccrual (a)	163	166	180
Nonaccrual business loan gross charge-offs (b)	(109)	(111)	(120)
Loans transferred to accrual status (a)	—	(4)	(4)
Nonaccrual business loans sold (c)	(9)	(60)	(41)
Payments/Other (d)	(100)	(75)	(98)

Nonaccrual loans at end of period	$941	$996	$1,080

(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$109	$111	$120
Performing watch list loans	—	2	—
Retail	16	10	20

Total gross loan charge-offs	$125	$123	$140

(c) Analysis of loans sold:
Nonaccrual business loans	$9	$60	$41
Performing watch list loans	6	35	29

Total loans sold	$15	$95	$70

(d)	Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan charge-offs. Excludes business loan gross charge-offs and business nonaccrual loans sold.

There were 27 loan relationships with balances greater than $2 million, totaling $163 million, transferred to nonaccrual status in the second quarter 2011, a decrease of $3 million from $166 million in the first quarter 2011. Of the transfers to nonaccrual in the second quarter 2011, $76 million were from the Middle Market business line, primarily in the Midwest and Western markets, and $29 million were from Commercial Real Estate business line, primarily in the Florida, Western and Other markets. There were four loan relationships greater than $10 million, totaling $57 million, transferred to nonaccrual in the second quarter 2011, including $45 million and $12 million to companies in the Middle Market and Specialty Businesses business lines, respectively.

The following table presents the number of nonaccrual loan relationships and balance by size of relationship at June 30, 2011.

(dollar amounts in millions) Nonaccrual Relationship Size	Number of Relationships	Balance
Under $2 million (a)	893	$231
$2 million - $5 million	63	202
$5 million - $10 million	21	155
$10 million - $25 million	22	324
Greater than $25 million	1	29

Total loan relationships at June 30, 2011	1,000	$941

(a)	For nonaccrual balances under $2 million, number of relationships is represented by the number of borrowers.

The following table presents a summary of nonaccrual loans at June 30, 2011 and loan relationships transferred to nonaccrual and net loan charge-offs for the three months ended June 30, 2011, based primarily on the Standard Industrial Classification (SIC) industry categories.

(dollar amounts in millions)	June 30, 2011		Three Months Ended June 30, 2011
Industry Category	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Real Estate	$379	41%	$45	28%	$21	23%
Services	126	13	33	20	11	13
Finance	72	8	19	12	1	1
Residential Mortgage	60	6	—	—	6	8
Retail Trade	52	6	2	1	6	6
Wholesale Trade	50	5	31	19	4	4
Contractors	33	4	2	1	1	1
Transportation & Warehousing	32	3	15	9	21	23
Manufacturing	32	3	13	8	1	1
Holding & Other Invest. Co.	30	3	—	—	4	5
Hotels, etc.	29	3	—	—	1	1
Utilities	15	2	—	—	2	2
Entertainment	12	1	—	—	1	2
Natural Resources	11	1	—	—	1	1
Other (b)	8	1	3	2	9	9

Total	$941	100%	$163	100%	$90	100%

(a)	Based on an analysis of nonaccrual loan relationships with book balances greater than $2 million.
(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.

Business loans are generally placed on nonaccrual status when management determines that full collection of principal or interest is unlikely or when principal or interest payments are 90 days past due, unless the loan is fully collateralized and in the process of collection. The primary driver of when the principal amount of a business loan should be fully or partially charged off is based on a qualitative assessment of the recoverability of the principal amount from collateral and other cash flow sources. Residential mortgage and home equity loans are generally placed on nonaccrual status and charged off to current appraised values, less costs to sell, during the foreclosure process, normally no later than 180 days past due. Other consumer loans are generally not placed on nonaccrual status and are charged off at no later than 120 days past due, earlier if deemed uncollectible. Loan amounts in excess of probable future cash collections are charged off to an amount that management ultimately expects to collect. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is charged against current income. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Generally, a loan may be returned to accrual status when all delinquent principal and interest have been received and the Corporation expects repayment of the remaining contractual principal and interest, or when the loan is both well secured and in the process of collection. For a further discussion of impaired loans refer to Note 1 to the consolidated financial statements in the Corporation’s 2010 Annual Report.

At June 30, 2011, troubled debt restructurings totaled $212 million, of which $141 million were included in nonperforming loans ($108 million nonaccrual loans and $33 million reduced-rate loans) and $71 million were included in performing loans. Performing restructured loans included $51 million of commercial loans (primarily in the Middle Market and Specialty Businesses business lines) and $20 million of commercial mortgage loans (primarily in the Middle Market business line) at June 30, 2011. At December 31, 2010, troubled debt restructurings totaled $165 million, including $44 million performing restructured loans, $78 million nonaccrual loans and $43 million reduced-rate loans. The $47 million increase in troubled debt restructurings was primarily due to increases in the Specialty Businesses and Middle Market business lines.

Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process that is expected to result in repayment or restoration to current status. Loans past due 90 days or more and still accruing increased $2 million, to $64 million at June 30, 2011, compared to $62 million at December 31, 2010 and are summarized in the following table. Loans past due 30-89 days increased $62 million to $343 million at June 30, 2011, compared to $281 million at December 31, 2010.

Loans past due 90 days or more and still accruing are summarized in the following table.

(in millions)	June 30, 2011	December 31, 2010
Business loans:
Commercial	$11	$3
Real estate construction	2	22
Commercial mortgage	25	16

Total business loans	38	41
Retail loans:
Residential mortgage	15	7
Consumer	11	14

Total retail loans	26	21

Total loans past due 90 days or more and still accruing	$64	$62

The following table presents a summary of total internally classified watch list loans. Watch list loans that meet certain criteria are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. The $715 million decrease in total watch list loans, compared to December 31, 2010, is reflected in the decrease in the allowance for loan losses in the same period.

(dollar amounts in millions)	June 30, 2011	March 31, 2011	December 31, 2010
Total watch list loans	$4,827	$5,166	$5,542
As a percentage of total loans	12.3%	13.2%	13.8%

The following table presents a summary of foreclosed property by property type.

(in millions)	June 30, 2011	March 31, 2011	December 31, 2010
Construction, land development and other land	$45	$36	$60
Single family residential properties	12	13	20
Multi-family residential properties	1	1	—
Other non-land, nonresidential properties	12	24	32

Total foreclosed property	$70	$74	$112

At June 30, 2011, foreclosed property totaled $70 million and consisted of approximately 191 properties, compared to $112 million and approximately 230 properties at December 31, 2010.

The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	June 30, 2011	March 31, 2011	December 31, 2010
Foreclosed property at beginning of period	$74	$112	$120
Acquired in foreclosure	17	13	21
Write-downs	(2)	(7)	(5)
Foreclosed property sold (a)	(19)	(44)	(25)
Capitalized expenditures	—	—	1

Foreclosed property at end of period	$70	$74	$112

(a) Net gain (loss) on foreclosed property sold	$(2)	$2	$4

At June 30, 2011, there were eight foreclosed properties with a carrying value greater than $2 million, totaling $27 million, compared to 10 foreclosed properties totaling $61 million at December 31, 2010. Of the foreclosed properties with balances greater than $2 million at June 30, 2011, $14 million and $13 million were in the Commercial Real Estate and the Middle Market business lines, respectively. At June 30, 2011, there were no foreclosed properties with a carrying value greater than $10 million, compared to two foreclosed properties, totaling $29 million at December 31, 2010.

Commercial and Residential Real Estate Lending

The following table summarizes the Corporation’s commercial real estate loan portfolio by loan category as of June 30, 2011 and December 31, 2010.

(in millions)	June 30, 2011	December 31, 2010
Real estate construction loans:
Commercial Real Estate business line (a)	$1,343	$1,826
Other business lines (b)	385	427

Total real estate construction loans	$1,728	$2,253

Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,930	$1,937
Other business lines (b)	7,649	7,830

Total commercial mortgage loans	$9,579	$9,767

(a)	Primarily loans to real estate investors and developers.
(b)	Primarily loans secured by owner-occupied real estate.

The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $11.3 billion at June 30, 2011, of which $3.3 billion, or 29 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to residential real estate investors and developers. The remaining $8.0 billion, or 71 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans.

The real estate construction portfolio totaled $1.7 billion at June 30, 2011. The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. However, the significant and sudden decline in residential real estate activity that began in late 2008 in the Western, Florida and Midwest markets proved extremely difficult for many of the smaller residential real estate developers. Of the $1.3 billion of real estate construction loans in the Commercial Real Estate business line, $137 million were on nonaccrual status at June 30, 2011, including single family projects totaling $37 million (primarily in the Western and Florida markets), retail projects totaling $35 million (primarily in the Western and Florida markets), residential land development projects totaling $30 million (primarily in the Western market) and multi-use projects totaling $27 million (primarily in the Western market). Real estate construction loan net charge-offs in the Commercial Real Estate business line totaled $14 million for the six months ended June 30, 2011, including $7 million from residential land development projects (primarily in the Western market) and $4 million from multi-use projects (primarily in the Western market).

The commercial mortgage loan portfolio totaled $9.6 billion at June 30, 2011 and included $1.9 billion in the Commercial Real Estate business line and $7.7 billion in other business lines. Of the $1.9 billion of commercial mortgage loans in the Commercial Real Estate business line, $186 million were on nonaccrual status at June 30, 2011, including retail projects totaling $55 million (primarily in the Midwest market), multi-family projects totaling $24 million (primarily in the Florida market), multi-use projects totaling $24 million (primarily in the Other market), single family projects totaling $21 million (primarily in the Other market) and medical office projects totaling $20 million in the Midwest market. Commercial mortgage loan net charge-offs in the Commercial Real Estate business line totaled $9 million for the six months ended June 30, 2011, primarily including net charge-offs of $4 million from multi-family projects (primarily in the Florida market) and $3 million from retail projects in the Midwest market.

The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

(dollar amounts in millions)	June 30, 2011
	Location of Property							December 31, 2010
Project Type:	Western	Michigan	Texas	Florida	Other Markets	Total	% of Total	Total	% of Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$74	$9	$23	$22	$13	$141	10%	$196	10%
Land development	25	8	30	6	23	92	7	157	9

Total residential	99	17	53	28	36	233	17	353	19
Other construction:
Multi-family	128	—	161	56	68	413	31	579	32
Retail	84	46	222	26	29	407	30	485	27
Multi-use	72	—	51	—	8	131	10	201	11
Office	57	5	44	—	—	106	8	119	6
Commercial	—	6	9	—	—	15	1	47	3
Land development	8	9	9	—	—	26	2	24	1
Other	10	—	—	2	—	12	1	18	1

Total	$458	$83	$549	$112	$141	$1,343	100%	$1,826	100%

Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Single family	$1	$3	$15	$5	$38	$62	3%	$69	4%
Land carry	45	26	15	32	9	127	7	133	6

Total residential	46	29	30	37	47	189	10	202	10
Other commercial mortgage:
Multi-family	128	51	131	177	27	514	27	404	22
Retail	152	91	33	57	17	350	18	386	20
Multi-use	116	39	38	—	52	245	12	249	13
Land carry	122	49	19	13	28	231	12	239	12
Office	104	36	6	24	14	184	10	221	11
Commercial	63	36	11	—	33	143	7	121	6
Other	14	47	—	—	13	74	4	115	6

Total	$745	$378	$268	$308	$231	$1,930	100%	$1,937	100%

Residential real estate development loans totaled $422 million at June 30, 2011, a decrease of $133 million, or 24 percent, from $555 million at December 31, 2010.

The following table summarizes the Corporation’s residential mortgage and home equity loan portfolio by geographic market as of June 30, 2011.

	June 30, 2011
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Midwest	$517	35%	$986	61%
Western	510	34	442	27
Texas	232	16	148	9
Florida	229	15	46	3
Other Markets	3	—	—	—

Total	$1,491	100%	$1,622	100%

Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.1 billion at June 30, 2011. Residential mortgages totaled $1.5 billion at June 30, 2011, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.5 billion of residential mortgage loans outstanding, $60 million were on nonaccrual status at June 30, 2011. The home equity portfolio totaled $1.6 billion at June 30, 2011, of which $1.4 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $185 million consisted of closed-end home equity loans. Of the $1.6 billion of home equity loans outstanding, $4 million were on nonaccrual status at June 30, 2011. A substantial majority of the home equity portfolio was secured by junior liens.

The Corporation rarely originates residential real estate loans with a loan-to-value ratio above 100 percent at origination, has no sub-prime mortgage programs and does not originate payment-option adjustable-rate mortgages or other nontraditional mortgages that allow negative amortization. A significant majority of residential mortgage originations are sold in the secondary market. Since 2008, the Corporation has used a third party to originate, document and underwrite residential mortgage loans on behalf of the Corporation. Under this arrangement, the third party assumes any repurchase liability for the loans it originates. The Corporation has repurchase liability exposure for residential mortgage loans originated prior to 2008, however based on historical experience, the Corporation believes such exposure, which could be triggered by early payment defaults by borrowers or by underwriting discrepancies, is minimal. The residential real estate portfolio is principally located within the Corporation’s primary geographic markets. The economic recession and significant declines in home values in the Western, Florida and Midwest markets following the financial market turmoil beginning in the fall of 2008 adversely impacted the residential real estate portfolio. At June 30, 2011, the Corporation estimated that, of the $15 million total residential mortgage loans past due 90 days or more and still accruing interest, approximately $2 million exceeded 90 percent of the current value of the underlying collateral, based on S&P/Case-Shiller home price indices. To account for this exposure, the Corporation factors changes in home values into estimated loss ratios for residential real estate loans, using index-based estimates by major metropolitan area, resulting in an increased allowance allocated for residential real estate loans when home values decline. Additionally, to mitigate increasing credit exposure due to depreciating home values, the Corporation periodically reviews home equity lines of credit and makes line reductions or converts outstanding balances at line maturity to closed-end, amortizing loans when necessary.

Shared National Credits

Shared National Credit (SNC) loans are facilities greater than $20 million shared by three or more federally supervised financial institutions that are reviewed annually by regulatory authorities at the agent bank level. The results of the 2011 SNC Exam were reflected in the second quarter 2011 credit metrics. The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans (approximately 900 borrowers at June 30, 2011) totaled $7.5 billion at June 30, 2011, compared to $7.3 billion at December 31, 2010. SNC net loan charge-offs totaled $13 million and $14 million for the three- and six-month periods ended June 30, 2011, respectively. SNC loans, diversified by both business line and geographic market, comprised approximately 19 percent and 18 percent of total loans at June 30, 2011 and December 31, 2010, respectively. SNC loans are held to the same credit underwriting standards as the remainder of the loan portfolio and face similar credit challenges.

Automotive Lending

Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $1.5 billion at June 30, 2011, a decrease of $539 million compared to $2.0 billion at December 31, 2010, primarily reflecting the impact of supply chain disruptions caused by the catastrophic earthquake and tsunami in Japan in March 2011, as the significant majority of the decrease in floor plan loans was concentrated in automotive franchises selling Japanese-made vehicles. Other loans to automotive dealers in the National Dealer Services business line totaled $1.9 billion, including $1.4 billion of owner-occupied commercial real estate mortgage loans, at both June 30, 2011 and December 31, 2010. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.0 billion at June 30, 2011, compared to $831 million at December 31, 2010.

State and Local Municipalities

In the normal course of business, the Corporation serves the needs of state and local municipalities in multiple capacities, including traditional banking products such as deposit services, loans and letters of credit, investment banking services such as bond underwriting and private placements, and by investing in municipal securities.

The following table summarizes the Corporation’s direct exposure to state and local municipalities as of June 30, 2011 and December 31, 2010.

(in millions)	June 30, 2011	December 31, 2010
Loans outstanding	$39	$27
Lease financing	413	446
Investment securities available-for-sale	26	39
Trading account securities	8	19
Standby letters of credit	78	80
Unused commitments to extend credit	23	12

Total direct exposure to state and local municipalities	$587	$623

Indirect exposure comprised $345 million auction-rate preferred securities collateralized by municipal securities at June 30, 2011, compared to $436 million at December 31, 2010. Additionally, the Corporation is exposed to Automated Clearing House (ACH) transaction risk for those municipalities utilizing this electronic payment and/or deposit method and similar products in their cash flow management. The Corporation sets limits on ACH activity during the underwriting process.

Extensions of credit to state and local municipalities are subjected to the same underwriting standards as other business loans. At June 30, 2011 and December 31, 2010, all outstanding municipal loans and leases were performing according to contractual terms and none were included in the Corporation’s internal watch list. Municipal leases are secured by the underlying equipment, and a substantial majority of the leases are fully defeased with AAA-rated U.S. government securities. Substantially all municipal investment securities available-for sale are auction-rate securities. All auction-rate securities are reviewed quarterly for other-than-temporary impairment. All auction-rate municipal securities were rated investment grade, and all auction-rate preferred securities collateralized by municipal securities were rated AAA or the equivalent and were adequately collateralized at both June 30, 2011 and December 31, 2010. Municipal securities are held in the trading account for resale to customers. In addition, Comerica Securities, a broker-dealer subsidiary of Comerica Bank, underwrites bonds issued by municipalities. All bonds underwritten by Comerica Securities are sold to third party investors.

European Exposure

The Corporation does not hold any sovereign exposure to Portugal, Ireland, Italy, Greece or Spain. The Corporation’s international strategy as it pertains to Europe is to focus on European corporations doing business in North America, with an emphasis on the major geographic markets. Credit limits to banks domiciled in the aforementioned countries totaled less than $15 million at June 30, 2011. In addition, exposure to corporations in the aforementioned European countries was less than $125 million at June 30, 2011.

For further discussion of credit risk, see the “Credit Risk” section on pages 38-52 in the Corporation’s 2010 Annual Report.

Market and Liquidity Risk

Interest Rate Risk

Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation’s balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 80 percent of the Corporation’s loans were floating at June 30, 2011, of which approximately 70 percent were based on LIBOR and 30 percent were based on Prime. This creates a natural imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. The result is that growth and/or contraction in the Corporation’s core businesses will lead to sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, looking at both 12 and 24 month time horizons, using simulation modeling analysis as its principal risk management evaluation technique. The results of these analyses provide the information needed to assess the balance sheet structure. Changes in economic activity, whether domestic or international, different from those management included in its simulation analyses could translate into a materially different interest rate environment than currently expected. Management evaluates a base case net interest income under an unchanged interest rate environment and what is believed to be the most likely balance sheet structure. This base case net interest income is then evaluated against non-parallel interest rate scenarios that increase and decrease 200 basis points in a linear fashion from the base case over twelve months, resulting in an average change in interest rates of 100 basis points over the period. Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of a 25 basis point drop, to zero percent. In addition, consistent with each interest rate scenario, adjustments to asset prepayment levels, yield curves, and overall balance sheet mix and growth assumptions are made. These assumptions are inherently uncertain and, as a result, the model may not precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of changes in interest rates, market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Existing derivative instruments entered into for risk management purposes are included in these analyses, but no additional hedging is forecasted.

The table below, as of June 30, 2011 and December 31, 2010, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above. These results do not reflect the impact of the acquisition of Sterling. The Corporation expects the sensitivity of net interest income to changes in interest rates will not be materially different with the addition of Sterling.

	June 30, 2011		December 31, 2010
(dollar amounts in millions)	Amount	%	Amount	%
Sensitivity of net interest income to changes in interest rates:
+200 basis points	$118	8%	$104	7%
- 25 basis points (to zero percent)	(17)	(1)	(15)	(1)

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

The table below, as of June 30, 2011 and December 31, 2010, displays the estimated impact on the economic value of equity from a 200 basis point immediate parallel increase or decrease in interest rates. Similar to the simulation analysis above, due to the current low level of interest rates, the economic value of equity analyses below reflect an interest rate scenario of an immediate 25 basis point drop, to zero percent, while the rising interest rate scenario reflects an immediate 200 basis point rise. The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2010 and June 30, 2011 was primarily driven by changes in market interest rates, deposit mix, and the Corporation’s mortgage-backed securities portfolio’s forecasted prepayments.

	June 30, 2011		December 31, 2010
(dollar amounts in millions)	Amount	%	Amount	%
Sensitivity of economic value of equity to changes in interest rates:
+200 basis points	$365	4%	$435	5%
- 25 basis points (to zero percent)	(96)	(1)	(100)	(1)

Wholesale Funding

The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $8.8 billion at June 30, 2011, compared to $7.8 billion at December 31, 2010, provide a reservoir of liquidity. Liquid assets include cash and due from bank, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities available-for-sale. At June 30, 2011, the Corporation held excess liquidity, represented by $2.4 billion deposited with the FRB, compared to $1.3 billion at December 31, 2010.

The Corporation may access the purchased funds market when necessary, which includes certificates of deposit issued to institutional investors in denominations in excess of $100,000 and to retail customers in denominations of less than $100,000 through brokers (“other time deposits” on the consolidated balance sheets), foreign office time deposits and short-term borrowings. Purchased funds totaled $435 million at June 30, 2011, compared to $562 million at December 31, 2010. Capacity for incremental purchased funds at June 30, 2011, consisted largely of federal funds purchased, brokered certificates of deposits and securities sold under agreements to repurchase. In addition, the Corporation is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of June 30, 2011, the Corporation had $2.0 billion of outstanding borrowings from the FHLB with remaining maturities ranging from May 2013 to May 2014. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities. Additionally, the Bank had the ability to issue up to $14 billion of debt at June 30, 2011 under an existing $15 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years.

Other Market Risks

Certain components of the Corporation’s noninterest income, primarily fiduciary income, are at risk to fluctuations in the market values of underlying assets, particularly equity and debt securities. Other components of noninterest income, primarily brokerage fees, are at risk to changes in the volume of market activity.

At June 30, 2011, the Corporation had a $16 million portfolio of investments in indirect private equity and venture capital funds, with commitments of $6 million to fund additional investments in future periods, compared to a portfolio of $47 million at December 31, 2010. During the six months ended June 30, 2011, the Corporation sold 49 funds for a total of $33 million and recognized a net gain of $2 million. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable and are included in “accrued income and other assets” on the consolidated balance sheets. The investments are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value.

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

•

Deposit Insurance: Changes the definition of assessment base from domestic deposits to net assets (average consolidated total assets less average tangible equity), increases the deposit insurance fund’s minimum reserve ratio and permanently increases general deposit insurance coverage from $100,000 to $250,000. The Corporation expects 2011 FDIC insurance expense to be lower than the 2010 expense.

•

Derivatives: Allows continued trading of foreign exchange and interest rate derivatives. Requires banks to shift energy, uncleared commodities and agriculture derivatives to a separately capitalized subsidiary within their holding company. Directly impacts client-driven energy derivatives business (approximately $1 million in annual revenue, based on full-year 2010).

•

Interchange Fee: Limits debit card transaction processing fees that card issuers can charge to merchants. Based on the final Federal Reserve Board rules, estimated annual revenue from debit card PIN and signature-based interchange fees in 2011 is expected to decrease by approximately $4 million, compared to full-year 2010.

•

Trust Preferred Securities: Prohibits holding companies with more than $15 billion in assets from including trust preferred securities as Tier 1 capital, and allows for a phase-in period of three years, beginning January 1, 2013. As of June 30, 2011, the Corporation had no outstanding trust preferred securities.

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

Supplemental Financial Data

The following tables provide a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2011	2010	2011	2010
Impact of Excess Liquidity on Net Interest Margin (FTE):
Net interest income (FTE)	$392	$424	$788	$840
Less:
Interest earned on excess liquidity (a)	2	2	3	5

Net interest income (FTE), excluding excess liquidity	$390	$422	$785	$835

Average earning assets	$50,136	$51,835	$49,743	$52,385

Less:
Average net unrealized gains on investment securities available-for-sale	74	80	48	71

Average earning assets for net interest margin (FTE)	50,062	51,755	49,695	52,314
Less:
Excess liquidity (a)	3,382	3,719	2,843	3,905

Average earning assets for net interest margin (FTE), excluding excess liquidity	$46,680	$48,036	$46,852	$48,409

Net interest margin (FTE)	3.14%	3.28%	3.19%	3.23%
Net interest margin (FTE), excluding excess liquidity	3.35	3.51	3.37	3.47
Impact of excess liquidity on net interest margin (FTE)	(0.21)	(0.23)	(0.18)	(0.24)

	June 30, 2011	December 31, 2010
Tier 1 Common Capital Ratio:
Tier 1 capital (b) (c)	$6,193	$6,027
Tier 1 common capital (c)	6,193	6,027

Risk-weighted assets (b) (c)	58,790	$59,506
Tier 1 capital ratio (c)	10.53%	10.13%
Tier 1 common capital ratio (c)	10.53	10.13

Tangible Common Equity Ratio:
Total shareholders’ equity	$6,038	$5,793
Less:
Goodwill	150	150
Other intangible assets	4	6

Tangible common equity	$5,884	$5,637

Total assets	$54,141	$53,667
Less:
Goodwill	150	150
Other intangible assets	4	6

Tangible assets	$53,987	$53,511

Common equity ratio	11.15%	10.80%
Tangible common equity ratio	10.90	10.54

(a)	Excess liquidity represented by interest earned on and average balances deposited with the FRB.
(b)	Tier 1 capital and risk-weighted assets as defined by regulation.
(c)	June 30, 2011 Tier 1 capital and risk-weighted assets are estimated.

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

For information regarding the Corporation’s legal proceedings, see “Part I. Item 1. Note 13 – Contingent Liabilities,” which is incorporated herein by reference.

ITEM 1A.	Risk Factors

Other than as set forth below, there has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2010 in response to Part I, Item 1A. of such Form 10-K. Such risk factors are incorporated herein by reference.

Below we amend the following risk factor discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010:

General political, economic or industry conditions, either domestically or internationally, may be less favorable than expected.

Local, domestic, and international economic, political and industry specific conditions affect the financial services industry, directly and indirectly. Conditions such as or related to inflation, recession, unemployment, volatile interest rates, international conflicts and other factors, such as real estate values, energy costs, fuel prices, state and local municipal budget deficits and government spending and the U.S. national debt, outside of our control may, directly and indirectly, adversely affect Comerica. As has been the case with the impact of recent economic conditions, economic downturns could result in the delinquency of outstanding loans, which could have a material adverse impact on Comerica’s earnings.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For information regarding the Corporation’s purchase of equity securities, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital,” which is incorporated herein by reference.

ITEM 6.	Exhibits

(2.1)	Agreement and Plan of Merger, dated as of January 16, 2011, by and between Comerica Incorporated and Sterling Bancshares, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Annex B to Amendment No. 2 to Registrant’s Registration Statement on Form S-4 (File No. 333-172211), and incorporated herein by reference).

(3.1)	Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated August 4, 2010, and incorporated herein by reference).

(3.2)	Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

(3.3)	Amended and Restated Bylaws of Comerica Incorporated (filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

(4)	[In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.]

(4.1)	Warrant Agreement, dated as of June 9, 2010, between Comerica Incorporated (as successor to Sterling Bancshares, Inc.) and America Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to Sterling Bancshares, Inc.’s Registration Statement on Form 8-A12B filed on June 10, 2010 (File No. 001-34768) and incorporated herein by reference).

(4.2)	Form of Warrant (filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 (File No. 333-172211), and incorporated herein by reference).

(10.1)	Comerica Incorporated 2011 Management Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 26, 2011, and incorporated herein by reference).

(10.2)	1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated on July 26, 2011) (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 26, 2011, and incorporated herein by reference).

(10.3)	1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (amended and restated on July 26, 2011) (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated July 26, 2011, and incorporated herein by reference).

(10.4)	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 4).

(31.1)	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(32)	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(101)	Financial statements from Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements. †

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

COMERICA INCORPORATED
(Registrant)

/s/ Muneera S. Carr
Muneera S. Carr
Senior Vice President and
Chief Accounting Officer

Date: August 2, 2011

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of January 16, 2011, by and between Comerica Incorporated and Sterling Bancshares, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Annex B to Amendment No. 2 to Registrant’s Registration Statement on Form S-4 (File No. 333-172211), and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated August 4, 2010, and incorporated herein by reference).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of Comerica Incorporated (filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

4	[In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.]

4.1	Warrant Agreement, dated as of June 9, 2010, between Comerica Incorporated (as successor to Sterling Bancshares, Inc.) and America Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to Sterling Bancshares, Inc.’s Registration Statement on Form 8-A12B filed on June 10, 2010 (File No. 001-34768) and incorporated herein by reference).

4.2	Form of Warrant (filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 (File No. 333-172211), and incorporated herein by reference).

10.1	Comerica Incorporated 2011 Management Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 26, 2011, and incorporated herein by reference).

10.2	1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated on July 26, 2011) (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 26, 2011, and incorporated herein by reference).

10.3	1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (amended and restated on July 26, 2011) (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated July 26, 2011, and incorporated herein by reference).

10.4	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 4).

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101	Financial statements from Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements. †

†            As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.