Form 10-Q
period 2011-09-30
COMERICA INC /NEW/
filed 2011-11-01
CIK 28412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

$5 par value common stock:

Outstanding as of October 26, 2011: 198,682,417 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

Comerica Incorporated and Subsidiaries

(in millions, except share data)	September 30, 2011	December 31, 2010	September 30, 2010
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$981	$668	$863

Federal funds sold and securities purchased under agreements to resell	—	—	100
Interest-bearing deposits with banks	4,217	1,415	3,031
Other short-term investments	137	141	115

Investment securities available-for-sale	9,732	7,560	6,816

Commercial loans	23,113	22,145	21,432
Real estate construction loans	1,648	2,253	2,444
Commercial mortgage loans	10,539	9,767	10,180
Residential mortgage loans	1,643	1,619	1,586
Consumer loans	2,309	2,311	2,403
Lease financing	927	1,009	1,053
International loans	1,046	1,132	1,182

Total loans	41,225	40,236	40,280
Less allowance for loan losses	(767)	(901)	(957)

Net loans	40,458	39,335	39,323

Premises and equipment	685	630	639
Customers’ liability on acceptances outstanding	8	9	13
Accrued income and other assets	4,670	3,909	4,104

Total assets	$60,888	$53,667	$55,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$19,116	$15,538	$15,763

Money market and NOW deposits	20,237	17,622	17,288
Savings deposits	1,771	1,397	1,363
Customer certificates of deposit	5,980	5,482	5,723
Other time deposits	45	—	—
Foreign office time deposits	303	432	494

Total interest-bearing deposits	28,336	24,933	24,868

Total deposits	47,452	40,471	40,631

Short-term borrowings	164	130	179
Acceptances outstanding	8	9	13
Accrued expenses and other liabilities	1,304	1,126	1,085
Medium- and long-term debt	5,009	6,138	7,239

Total liabilities	53,937	47,874	49,147

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares at 9/30/11 and 203,878,110 shares at 12/31/10 and 9/30/10	1,141	1,019	1,019
Capital surplus	2,162	1,481	1,473
Accumulated other comprehensive loss	(230)	(389)	(238)
Retained earnings	5,471	5,247	5,171
Less cost of common stock in treasury - 29,238,425 shares at 9/30/11, 27,342,518 shares at 12/31/10, and 27,394,831 shares at 9/30/10	(1,593)	(1,565)	(1,568)

Total shareholders’ equity	6,951	5,793	5,857

Total liabilities and shareholders’ equity	$60,888	$53,667	$55,004

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Comerica Incorporated and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2011	2010	2011	2010

INTEREST INCOME
Interest and fees on loans	$405	$399	$1,149	$1,223
Interest on investment securities	54	55	170	177
Interest on short-term investments	4	2	9	8

Total interest income	463	456	1,328	1,408

INTEREST EXPENSE
Interest on deposits	24	27	69	91
Interest on medium- and long-term debt	16	25	50	76

Total interest expense	40	52	119	167

Net interest income	423	404	1,209	1,241
Provision for loan losses	38	122	134	423

Net interest income after provision for loan losses	385	282	1,075	818

NONINTEREST INCOME
Service charges on deposit accounts	53	51	156	159
Fiduciary income	37	38	115	115
Commercial lending fees	22	22	64	66
Letter of credit fees	19	19	55	56
Card fees	17	15	47	43
Foreign exchange income	11	8	30	28
Bank-owned life insurance	10	9	27	26
Brokerage fees	5	6	17	18
Net securities gains	12	—	18	3
Other noninterest income	15	18	81	60

Total noninterest income	201	186	610	574

NONINTEREST EXPENSES
Salaries	192	187	565	535
Employee benefits	53	47	153	136

Total salaries and employee benefits	245	234	718	671
Net occupancy expense	44	40	122	120
Equipment expense	17	15	49	47
Outside processing fee expense	25	23	74	69
Software expense	22	22	65	66
Merger and restructuring charges	33	—	38	—
FDIC insurance expense	8	14	35	47
Legal fees	12	9	29	26
Advertising expense	7	7	21	23
Other real estate expense	5	7	19	24
Litigation and operational losses	8	2	16	5
Provision for credit losses on lending-related commitments	(3)	(6)	(8)	1
Other noninterest expenses	37	35	106	104

Total noninterest expenses	460	402	1,284	1,203

Income from continuing operations before income taxes	126	66	401	189
Provision for income taxes	28	7	104	25

Income from continuing operations	98	59	297	164
Income from discontinued operations, net of tax	—	—	—	17

NET INCOME	98	59	297	181
Less:
Preferred stock dividends	—	—	—	123
Income allocated to participating securities	1	—	3	—

Net income attributable to common shares	$97	$59	$294	$58

Basic earnings per common share:
Income from continuing operations	$0.51	$0.34	$1.63	$0.24
Net income	0.51	0.34	1.63	0.34

Diluted earnings per common share:
Income from continuing operations	0.51	0.33	1.61	0.24
Net income	0.51	0.33	1.61	0.34

Cash dividends declared on common stock	20	9	55	26
Cash dividends declared per common share	0.10	0.05	0.30	0.15

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Comerica Incorporated and Subsidiaries

					Accumulated
		Common Stock			Other			Total Shareholders’ Equity
(in millions, except per share data)	Preferred Stock	Shares Outstanding	Amount	Capital Surplus	Comprehensive Loss	Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2009	$2,151	151.2	$894	$740	$(336)	$5,161	$(1,581)	$7,029
Net income	—	—	—	—	—	181	—	181
Other comprehensive income, net of tax	—	—	—	—	98	—	—	98

Total comprehensive income								279
Cash dividends declared on preferred stock	—	—	—	—	—	(38)	—	(38)
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	—	(26)	—	(26)
Purchase of common stock	—	(0.1)	—	—	—	—	(4)	(4)
Issuance of common stock	—	25.1	125	724	—	—	—	849
Redemption of preferred stock	(2,250)	—	—	—	—	—	—	(2,250)
Redemption discount accretion on preferred stock	94	—	—	—	—	(94)	—	—
Accretion of discount on preferred stock	5	—	—	—	—	(5)	—	—
Net issuance of common stock under employee stock plans	—	0.3	—	(11)	—	(8)	16	(3)
Share-based compensation	—	—	—	24	—	—	—	24
Other	—	—	—	(4)	—	—	1	(3)

BALANCE AT SEPTEMBER 30, 2010	$—	176.5	$1,019	$1,473	$(238)	$5,171	$(1,568)	$5,857

BALANCE AT DECEMBER 31, 2010	$—	176.5	$1,019	$1,481	$(389)	$5,247	$(1,565)	$5,793
Net income	—	—	—	—	—	297	—	297
Other comprehensive income, net of tax	—	—	—	—	159	—	—	159

Total comprehensive income								456
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(55)	—	(55)
Purchase of common stock	—	(2.7)	—	—	—	—	(75)	(75)
Acquisition of Sterling Bancshares, Inc.	—	24.3	122	681	—	—	—	803
Net issuance of common stock under employee stock plans	—	0.8	—	(29)	—	(18)	47	—
Share-based compensation	—	—	—	29	—	—	—	29

BALANCE AT SEPTEMBER 30, 2011	$—	198.9	$1,141	$2,162	$(230)	$5,471	$(1,593)	$6,951

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2011	2010

OPERATING ACTIVITIES
Net income	$297	$181
Income from discontinued operations, net of tax	—	17

Income from continuing operations, net of tax	297	164
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	134	423
Provision for credit losses on lending-related commitments	(8)	1
Provision (benefit) for deferred income taxes	52	(4)
Depreciation and software amortization	90	94
Share-based compensation expense	29	24
Net amortization of securities	27	14
Accretion of loan purchase discount	(27)	—
Net securities gains	(18)	(3)
Excess tax benefits from share-based compensation arrangements	(1)	(1)
Net decrease in trading securities	14	14
Net (increase) decrease in loans held-for-sale	(10)	9
Net decrease in accrued income receivable	2	12
Net decrease in accrued expenses	1	16
Other, net	174	215
Discontinued operations, net	—	17

Net cash provided by operating activities	756	995

INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities available-for-sale	1,757	1,397
Proceeds from sales of investment securities available-for-sale	773	149
Purchases of investment securities available-for-sale	(3,007)	(775)
Proceeds from sales of indirect private equity and venture capital funds	33	—
Net decrease in loans	819	1,350
Net increase in fixed assets	(92)	(65)
Net decrease (increase) in customers’ liability on acceptances outstanding	1	(2)
Cash and cash equivalents acquired in acquisition of Sterling Bancshares, Inc.	721	—
Sales of Federal Home Loan Bank stock	33	123

Net cash provided by investing activities	1,038	2,177

FINANCING ACTIVITIES
Net increase in deposits	2,898	917
Net increase (decrease) in short-term borrowings	12	(283)
Net increase (decrease) in acceptances outstanding	(1)	2
Proceeds from issuance of medium- and long-term debt	—	298
Repayments of medium- and long-term debt	(1,464)	(2,101)
Redemption of medium- and long-term debt	—	(2,165)
Proceeds from issuance of common stock	—	849
Redemption of preferred stock	—	(2,250)
Proceeds from issuance of common stock under employee stock plans	3	4
Excess tax benefits from share-based compensation arrangements	1	1
Purchase of common stock for treasury	(75)	(4)
Dividends paid on common stock	(53)	(25)
Dividends paid on preferred stock	—	(38)

Net cash provided by (used in) financing activities	1,321	(4,795)

Net increase (decrease) in cash and cash equivalents	3,115	(1,623)
Cash and cash equivalents at beginning of period	2,083	5,617

Cash and cash equivalents at end of period	$5,198	$3,994

Interest paid	$113	$180

Income taxes, tax deposits and tax-related interest paid	$48	$48

Noncash investing and financing activities:
Loans transferred to other real estate	$41	$83
Net noncash assets acquired in stock acquisition of Sterling Bancshares, Inc.	82	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2010.

Recently Adopted Accounting Pronouncements

In the third quarter 2011, the Corporation adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” (ASU 2011-02), which clarifies existing guidance used by creditors to determine when a modification represents a troubled debt restructuring (TDR). As a result, the Corporation reassessed loan restructurings that occurred on or after January 1, 2011 to identify modifications that would be considered TDRs as a result of these clarifications. The Corporation identified additional TDRs of $9 million as a result of the reassessment. Impairment on these loans was previously measured as part of a homogeneous pool of loans with similar risk characteristics. Since these modifications are considered TDRs, specific allowances were established for these loans based on an individual assessment of impairment. The additional allowance associated with these loans was $1 million, compared to the allowance previously measured as part of a homogeneous pool of loans. At September 30, 2011, the allowance for credit losses associated with these loan balances was $4 million.

Pending Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” (ASU 2011-08). The Corporation will adopt ASU 2011-08, which allows companies to use a qualitative approach to test goodwill for impairment, in its consolidated financial statements for the year ended December 30, 2011. The provisions of ASU 2011-08 give companies the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment. The adoption of ASU 2011-08 will not have any effect on the Corporation’s financial condition and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (ASU 2011-05). The Corporation will adopt ASU 2011-05, which revises the presentation of comprehensive income in the financial statements, in the first quarter 2012. The provisions of ASU 2011-05 give companies the option to present total comprehensive income, components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While the provisions of ASU 2011-05 will amend the presentation of comprehensive income, the adoption of ASU 2011-05 will not have any effect on the Corporation’s financial condition and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (ASU 2011-04). The Corporation will adopt ASU 2011-04, which generally aligns the principles of fair value measurements with International Financial Reporting Standards (IFRSs), in the first quarter 2012. The provisions of ASU 2011-04 clarify the application of existing fair value measurement requirements, and expand the disclosure requirements for fair value measurements. While the provisions of ASU 2011-04 will increase the Corporation’s fair value disclosures the Corporation does not expect the adoption of ASU 2011-04 to have any effect on the Corporation’s financial condition and results of operations.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 2 – ACQUISITION

On July 28, 2011 (the acquisition date), the Corporation acquired all the outstanding common stock of Sterling Bancshares, Inc. (Sterling), a bank holding company headquartered in Houston, Texas, in a stock-for-stock transaction. Sterling common shareholders and holders of outstanding Sterling phantom stock units received 0.2365 shares of the Corporation’s common stock in exchange for each share of Sterling common stock or phantom stock unit. As a result, the Corporation issued approximately 24 million common shares with an acquisition date fair value of $793 million, based on the Corporation’s closing stock price of $32.67 on July 27, 2011. Based on the merger agreement, outstanding and unexercised options to purchase Sterling common stock were converted into fully vested options to purchase common stock of the Corporation. In addition, outstanding warrants to purchase Sterling common stock were converted into warrants to purchase common stock of the Corporation. Including an insignificant amount of cash paid in lieu of fractional shares, the fair value of total consideration paid was $803 million. The acquisition of Sterling significantly expands the Corporation’s presence in Texas, particularly in the Houston and San Antonio areas, and gives the Corporation the ability to leverage additional marketing capacity to offer a wide array of products through a larger distribution network, particularly to middle market and small business companies.

The assets and liabilities of Sterling were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The purchase price allocation may change as additional information becomes available and additional analyses are completed. The following table presents the amounts recorded on the consolidated balance sheet on the acquisition date.

(dollar amounts in millions)	Initial Allocation

Fair value of consideration paid:
Common stock issued (24,283,711 shares)	$793
Warrants issued	7
Stock options issued	3

Total consideration paid	803

Fair value of identifiable assets acquired:
Cash and cash equivalents	721
Investment securities available-for-sale	1,492
Total loans	2,093
Premises and equipment	34
Core deposit intangible	34
Accrued income and other assets	304

Total identifiable assets acquired	4,678

Fair value of liabilities assumed:
Deposits	4,029
Short-term borrowings	22
Medium- and long-term debt	262
Accrued expenses and other liabilities	47

Total liabilities assumed	4,360

Fair value of net identifiable assets acquired	318

Goodwill resulting from acquisition	$485

Initial goodwill of $485 million was recorded after adjusting for the fair value of net identifiable assets acquired. The goodwill resulting from the acquisition represents the inherent long-term value expected from the business opportunities created from combining Sterling with the Corporation. None of the goodwill recognized will be deductible for income tax purposes. For further information regarding goodwill, refer to Note 6 to these unaudited consolidated financial statements.

The core deposit intangible is being amortized on an accelerated basis over the estimated life, currently expected to be approximately 10 years.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 2 – ACQUISITION (continued)

The results of operations acquired in the Sterling transaction have been included in the Corporation’s financial results since July 28, 2011. The following table discloses the impact of Sterling (excluding the impact of acquisition-related expenses discussed below) since the acquisition date through the period ended September 30, 2011. The table also presents pro forma results had the acquisition taken place on January 1, 2010. The pro forma financial information combines the historical results of Sterling and the Corporation and includes the estimated impact of purchase accounting adjustments. The pro forma includes adjustments to give effect to purchase accounting adjustments and changes in Sterling’s financial structure resulting from the acquisition as if they had occurred on January 1, 2010, including estimated accretion of the purchase discount on the loan portfolio and related adjustments to Sterling’s provision for loan losses for the impact of the pro forma remaining purchase discounts on the estimate of probable loss in the loan portfolio. Accretion estimates were based on the acquisition date purchase discount on the loan portfolio, as it was not practicable to determine the amount of discount that would have been recorded based on economic conditions that existed on January 1, 2010. The pro forma results are not indicative of what would have occurred had the acquisition taken place on the indicated date. Additionally, expected operating cost savings as a result of the acquisition are not reflected in the pro forma results, and acquisition-related expenses are included in the 2011 period in which they were incurred.

	Sterling	Pro Forma Combined
	Actual from Acquisition Date through	Nine Months Ended September 30,
(in millions)	September 30, 2011	2011	2010

Total revenue (a)	$64	$1,930	$2,038
Net income	30	281	213

(a)	Net interest income and noninterest income.

The Corporation committed to a restructuring plan in connection with the completion of the acquisition of Sterling. The restructuring plan, which is expected to be substantially completed by December 31, 2012, is intended to streamline operations across the combined organization. The restructuring plan is expected to result in cumulative costs of approximately $125 million ($80 million, after-tax) through the end of the plan, primarily encompassing facilities and contract termination charges, systems integration and related charges, severance and other employee-related charges, and transaction-related costs. The Corporation recognized acquisition-related expenses of $33 million and $38 million ($21 million and $24 million after-tax, respectively) for the three- and nine-month periods ended September 30, 2011, respectively, recorded in “merger and restructuring charges” in the consolidated statements of income. Merger and restructuring charges include the incremental costs to integrate the operations of Sterling and do not reflect the costs of the fully integrated combined organization. Merger and restructuring charges comprised the following for the three- and nine-month periods ended September 30, 2011.

		Total Incurred To-Date
(in millions)	Total Expected Per Plan	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Facilities and contract termination charges	$57	$—	$—
Systems integration and related charges	32	10	14
Severance and other employee-related charges	28	17	17
Transaction costs	8	6	7

Total merger and restructuring charges	$125	$33	$38

The following table presents the changes in restructuring reserves for the three- and nine- month periods ended September 30, 2011.

(in millions)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Balance at beginning of period	$—	$—
Merger and restructuring charges	33	38
Payments	(24)	(29)

Balance at September 30, 2011	$9	$9

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 2 – ACQUISITION (continued)

In connection with the acquisition of Sterling, the Corporation acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. The Corporation reviewed the loans with evidence of credit quality deterioration at acquisition to determine if it was probable that the Corporation would not be able to collect all contractual amounts due, including both principal and interest. When both conditions existed, such loans were accounted for as purchased credit-impaired (PCI). The Corporation aggregated the acquired PCI loans into pools of loans based on common risk characteristics.

The Corporation estimated the total cash flows expected to be collected from the pools of acquired PCI loans, which included undiscounted expected principal and interest, using credit risk, interest rate and prepayment risk models that incorporated management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds. The excess of the undiscounted total cash flows expected to be collected over the fair value of the related PCI loans represents the accretable yield, which is recognized as interest income on a level-yield basis over the life of the related loan pools. The difference between the undiscounted contractual principal and interest and the undiscounted total cash flows expected to be collected is the nonaccretable difference, which reflects the impact of estimated credit losses and other factors. Subsequent increases in expected cash flows will result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield, which is recognized prospectively over the then remaining lives of the loan pools. Subsequent decreases in expected cash flows will result in an impairment charge to the provision for loan losses, resulting in an addition to the allowance for loan losses, and a reclassification from accretable yield to nonaccretable difference. A loan disposal, which may include a loan sale, receipt of payment in full from the borrower or foreclosure, results in removal of the loan from the acquired PCI loan pool at its allocated carrying amount. Refinanced or restructured loans remain within the acquired PCI loan pools.

The acquired PCI loan portfolio was accounted for at fair value at acquisition date as follows.

(in millions)	Acquired PCI Loans

Contractually required principal and interest (a)	$328
Contractual cash flows not expected to be collected (nonaccretable difference)	176

Expected cash flows	152
Interest component of expected cash flows (accretable yield)	24

Fair value at acquisition	$128

(a)	Excludes loans fully charged off prior to acquisition date with no expectation of future cash flows.

The carrying amount and the related outstanding balance of acquired PCI loans included in the consolidated balance sheets at September 30, 2011 were as follows. The outstanding balance represents the total amount owed as of September 30, 2011, including accrued but unpaid interest and any amounts previously charged off. No allowance for loan losses was required on any of the acquired PCI loan pools at September 30, 2011.

(in millions)	September 30, 2011

Acquired PCI loans:
Carrying amount	$113
Outstanding balance	262

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 2 – ACQUISITION (continued)

Changes in the accretable yield for acquired PCI loans for the three- and nine-months ended September 30, 2011 were as follows.

(in millions)	Three and Nine Months Ended September 30, 2011

Balance at beginning of period	$—
Additions	24
Disposals of loans	(1)
Accretion	(1)

Balance at September 30, 2011	$22

For acquired loans not deemed credit-impaired at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. Subsequent to acquisition date, methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount. As such, a provision for loan losses will be recorded only to the extent that the estimated loss exceeds any remaining purchase discounts.

Information regarding acquired loans not deemed credit-impaired at acquisition date was as follows.

(in millions)	Nonimpaired Loans

Contractually required principal and interest	$2,465
Contractual cash flows not expected to be collected	208
Fair value at acquisition	1,965

The following table summarizes changes in the purchase discount for acquired loans not deemed credit-impaired at acquisition for the three- and nine-month periods ended September 30, 2011.

(in millions)	Three and Nine Months Ended September 30, 2011

Balance at beginning of period	$—
Additions	148
Accretion	(26)

Balance at September 30, 2011	$122

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

Fair value is an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date. However, fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the financial instrument.

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

Investment securities available-for-sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available or the market is deemed to be inactive at the measurement date, an adjustment to the quoted prices may be necessary. In some circumstances, the Corporation may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate to estimate an instrument’s fair value. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include residential mortgage-backed securities issued by U.S. government-sponsored enterprises, corporate debt securities and state and municipal securities. The fair value of Level 2 securities was determined using quoted prices of securities with similar characteristics or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information. Securities classified as Level 3, of which the substantial majority are auction-rate securities (ARS), represent securities in less liquid markets requiring significant management assumptions when determining fair value. Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value at September 30, 2011, December 31, 2010 and September 30, 2010 was determined using an income approach based on a discounted cash flow model utilizing two significant assumptions: discount rate (including a liquidity risk premium) and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium. The liquidity risk premium was based on observed industry auction-rate securities valuations by third parties and incorporated the rate at which the various types of similar ARS had been redeemed or sold since acquisition in 2008. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation’s redemption experience. As of September 30, 2011, approximately 64 percent of the aggregate ARS par value had been redeemed or sold since acquisition at or above carrying value.

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

Nonmarketable equity securities

The Corporation has a portfolio of indirect private equity and venture capital investments. These funds generally cannot be redeemed and the majority are not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 15 years. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The investments are accounted for on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. For such investments, fair value measurement guidance permits the use of net asset value, provided the net asset value is calculated by the fund in compliance with fair value measurement guidance applicable to investment companies. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the Corporation’s percentage ownership in the net asset value of the entire fund, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value on a nonrecurring basis were insignificant at September 30, 2011 and $1 million at December 31, 2010.

The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $95 million and $128 million at September 30, 2011 and December 31, 2010, respectively, and its investment in FRB stock totaled $59 million at both September 30, 2011 and December 31, 2010. The Corporation believes its investments in FHLB and FRB stock are recoverable at par.

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2011
Trading securities:
Deferred compensation plan assets	$86	$86	$—	$—
State and municipal securities	18	—	17	1

Total trading securities	104	86	17	1

Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	20	20	—	—
Residential mortgage-backed securities (a)	9,135	—	9,135	—
State and municipal securities (b)	23	—	—	23
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	45	—	45	—
Equity and other non-debt securities:
Auction-rate preferred securities	409	—	—	409
Money market and other mutual funds	99	99	—	—

Total investment securities available-for-sale	9,732	119	9,180	433

Derivative assets:
Interest rate contracts	633	—	633	—
Energy derivative contracts	97	—	97	—
Foreign exchange contracts	85	—	85	—
Warrants	5	—	—	5

Total derivative assets	820	—	815	5

Total assets at fair value	$10,656	$205	$10,012	$439

Derivative liabilities:
Interest rate contracts	$274	$—	$274	$—
Energy derivative contracts	97	—	97	—
Foreign exchange contracts	68	—	68	—
Other	1	—	—	1

Total derivative liabilities	440	—	439	1

Deferred compensation plan liabilities	86	86	—	—

Total liabilities at fair value	$526	$86	$439	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(b)	Primarily auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

(in millions)	Total	Level 1	Level 2	Level 3

December 31, 2010
Trading securities:
Deferred compensation plan assets	$86	$86	$—	$—
Residential mortgage-backed securities (a)	7	—	7	—
Other government-sponsored enterprise securities	1	—	1	—
State and municipal securities	19	—	19	—
Corporate debt securities	4	—	4	—
Other securities	1	—	—	1

Total trading securities	118	86	31	1

Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	131	131	—	—
Residential mortgage-backed securities (a)	6,709	—	6,709	—
State and municipal securities (b)	39	—	—	39
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	26	—	25	1
Equity and other non-debt securities:
Auction-rate preferred securities	570	—	—	570
Money market and other mutual funds	84	84	—	—

Total investment securities available-for-sale	7,560	215	6,734	611

Derivative assets:
Interest rate contracts	542	—	542	—
Energy derivative contracts	103	—	103	—
Foreign exchange contracts	51	—	51	—
Warrants	7	—	—	7

Total derivative assets	703	—	696	7

Total assets at fair value	$8,381	$301	$7,461	$619

Derivative liabilities:
Interest rate contracts	$249	$—	$249	$—
Energy derivative contracts	103	—	103	—
Foreign exchange contracts	48	—	48	—
Other	1	—	—	1

Total derivative liabilities	401	—	400	1

Deferred compensation plan liabilities	86	86	—	—

Total liabilities at fair value	$487	$86	$400	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(b)	Primarily auction-rate securities.

There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during the three- and nine-month periods ended September 30, 2011 and 2010.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2011 and 2010.

		Net Realized/Unrealized Gains (Losses)
	Balance at Beginning of Period	Recorded in Earnings		Recorded in Other Comprehensive Income (Pre-tax)
								Balance at End of Period
(in millions)		Realized	Unrealized		Purchases	Sales	Settlements

Three months ended September 30, 2011
Trading securities:
State and municipal securities	$2	$—	$—	$—	$1	$(2)	$—	$1
Investment securities available-for-sale:
State and municipal securities (a)	26	—	—	—	—	(3)	—	23
Auction-rate debt securities	1	—	—	—	—	—	—	1
Other corporate debt securities	1	—	—	—	—	—	(1)	—
Auction-rate preferred securities	437	2	—	8	—	(38)	—	409

Total investment securities available-for-sale	465	2	—	8	—	(41)	(1)	433
Derivative assets:
Warrants	8	3	(1)	—	—	(5)	—	5
Derivative liabilities:
Other	1	(1)	—	—	—	—	(1)	1

Three months ended September 30, 2010
Trading securities:
State and municipal securities	$3	$—	$—	$—	$—	$(3)	$—	$—
Investment securities available-for-sale:
State and municipal securities (a)	42	(1)	—	—	—	(3)	—	38
Auction-rate debt securities	52	1	—	2	—	(55)	—	—
Other corporate debt securities	1	—	—	—	—	—	—	1
Auction-rate preferred securities	609	1	—	(11)	—	(15)	—	584

Total investment securities available-for-sale	704	1	—	(9)	—	(73)	—	623
Derivative assets:
Warrants	7	—	(2)	—	1	—	—	6
Derivative liabilities:
Other	2	—	(1)	—	—	—	—	3

Nine months ended September 30, 2011
Trading securities:
State and municipal securities	$—	$—	$—	$—	$3	$(2)	$—	$1
Other securities	1	—	—	—	—	(1)	—	—

Total trading securities	1	—	—	—	3	(3)	—	1
Investment securities available-for-sale:
State and municipal securities (a)	39	—	—	—	—	(16)	—	23
Auction-rate debt securities	1	—	—	—	—	—	—	1
Other corporate debt securities	1	—	—	—	—	—	(1)	—
Auction-rate preferred securities	570	9	—	5	—	(175)	—	409

Total investment securities available-for-sale	611	9	—	5	—	(191)	(1)	433
Derivative assets:
Warrants	7	10	—	—	—	(12)	—	5
Derivative liabilities:
Other	1	(1)	(1)	—	—	—	(2)	1

Nine months ended September 30, 2010
Trading securities:
State and municipal securities	$—	$—	$—	$—	$3	$(3)	$—	$—
Investment securities available-for-sale:
State and municipal securities (a)	46	(1)	—	(3)	—	(4)	—	38
Auction-rate debt securities	150	3	—	5	—	(158)	—	—
Other corporate debt securities	7	27	—	—	—	—	(33)	1
Auction-rate preferred securities	706	6	—	(19)	—	(109)	—	584

Total investment securities available-for-sale	909	35	—	(17)	—	(271)	(33)	623
Derivative assets:
Warrants	7	2	(1)	—	1	(3)	—	6
Derivative liabilities:
Other	—	(1)	(3)	—	—	—	(1)	3

(a)	Primarily auction-rate securities

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

The following table presents the income statement classification of realized and unrealized gains and losses due to changes in fair value recorded in earnings for the three- and nine-month periods ended September 30, 2011 and 2010 for recurring Level 3 assets and liabilities, as shown in the previous table.

	Net Securities Gains (Losses)		Other Noninterest Income		Discontinued Operations	Total
(in millions)	Realized	Unrealized	Realized	Unrealized	Realized	Realized	Unrealized

Three months ended September 30, 2011
Investment securities available-for-sale:
Auction-rate preferred securities	$2	$—	$—	$—	$—	$2	$—
Derivative assets:
Warrants	—	—	3	(1)	—	3	(1)
Derivative liabilities:
Other	(1)	—	—	—	—	(1)	—

Three months ended September 30, 2010
Investment securities available-for-sale:
State and municipal securities (a)	$(1)	$—	$—	$—	$—	$(1)	$—
Auction-rate debt securities	1	—	—	—	—	1	—
Auction-rate preferred securities	1	—	—	—	—	1	—

Total investment securities available-for-sale	1	—	—	—	—	1	—
Derivative assets:
Warrants	—	—	—	(2)	—	—	(2)
Derivative liabilities:
Other	—	(1)	—	—	—	—	(1)

Nine months ended September 30, 2011
Investment securities available-for-sale:
Auction-rate preferred securities	$9	$—	$—	$—	$—	$9	$—
Derivative assets:
Warrants	—	—	10	—	—	10	—
Derivative liabilities:
Other	(1)	(1)	—	—	—	(1)	(1)

Nine months ended September 30, 2010
Investment securities available-for-sale:
State and municipal securities (a)	$(1)	$—	$—	$—	$—	(1)	—
Auction-rate debt securities	3	—	—	—	—	3	—
Other corporate debt securities	—	—	—	—	27	27	—
Auction-rate preferred securities	6	—	—	—	—	6	—

Total investment securities available-for-sale	8	—	—	—	27	35	—
Derivative assets:
Warrants	—	—	2	(1)	—	2	(1)
Derivative liabilities:
Other	(1)	(3)	—	—	—	(1)	(3)

(a)	Primarily auction-rate securities

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. Assets recorded at fair value on a nonrecurring basis are presented in the following table. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010.

(in millions)	Total	Level 2	Level 3
September 30, 2011
Loans held-for-sale:
Residential mortgage	$13	$13	$—
Loans:
Commercial	203	—	203
Real estate construction	99	—	99
Commercial mortgage	364	—	364
Residential mortgage	10	—	10
Lease financing	5	—	5
International	5	—	5

Total loans	686	—	686

Nonmarketable equity securities	1	—	1
Other real estate	29	—	29
Loan servicing rights	3	—	3

Total assets at fair value	$732	$13	$719

December 31, 2010
Loans held-for-sale:
Residential mortgage	$6	$6	$—
Loans:
Commercial	200	—	200
Real estate construction	247	—	247
Commercial mortgage	398	—	398
Lease financing	7	—	7
International	2	—	2

Total loans	854	—	854

Nonmarketable equity securities	9	—	9
Other real estate	33	—	33
Loan servicing rights	5	—	5

Total assets at fair value	$907	$6	$901

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	September 30, 2011		December 31, 2010
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets
Cash and due from banks	$981	$981	$668	$668
Interest-bearing deposits with banks	4,217	4,217	1,415	1,415

Loans held-for-sale	33	33	23	23

Total loans, net of allowance for loan losses (a)	40,458	40,513	39,335	39,212

Customers’ liability on acceptances outstanding	8	8	9	9
Nonmarketable equity securities (b)	16	28	47	77
Loan servicing rights	3	3	5	5

Liabilities
Demand deposits (noninterest-bearing)	19,116	19,116	15,538	15,538
Interest-bearing deposits	28,336	28,347	24,933	24,945

Total deposits	47,452	47,463	40,471	40,483

Short-term borrowings	164	164	130	130
Acceptances outstanding	8	8	9	9
Medium- and long-term debt	5,009	4,843	6,138	6,008

Credit-related financial instruments	(103)	(103)	(99)	(99)

(a)	Included $686 million and $854 million of impaired loans recorded at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010, respectively.
(b)	Included $1 million and $9 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010, respectively.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 4 – INVESTMENT SECURITIES

A summary of the Corporation’s investment securities available-for-sale follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2011
U.S. Treasury and other U.S. government agency securities	$20	$—	$—	$20
Residential mortgage-backed securities (a)	8,875	263	3	9,135
State and municipal securities (b)	29	—	6	23
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	45	—	—	45
Equity and other non-debt securities:
Auction-rate preferred securities	431	—	22	409
Money market and other mutual funds	99	—	—	99

Total investment securities available-for-sale	$9,500	$263	$31	$9,732

December 31, 2010
U.S. Treasury and other U.S. government agency securities	$131	$—	$—	$131
Residential mortgage-backed securities (a)	6,653	95	39	6,709
State and municipal securities (b)	46	—	7	39
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	26	—	—	26
Equity and other non-debt securities:
Auction-rate preferred securities	597	3	30	570
Money market and other mutual funds	84	—	—	84

Total investment securities available-for-sale	$7,538	$98	$76	$7,560

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(b)	Primarily auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 4 – INVESTMENT SECURITIES (continued)

A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of September 30, 2011 and December 31, 2010 follows:

	Impaired
	Less than 12 months		12 months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2011
Residential mortgage-backed securities (a)	$1,147	$3	$—	$—	$1,147	$3
State and municipal securities (b)	—	—	23	6	23	6
Equity and other non-debt securities:
Auction-rate preferred securities	89	1	320	21	409	22

Total impaired securities	$1,236	$4	$343	$27	$1,580	$31

December 31, 2010
Residential mortgage-backed securities (a)	$1,702	$39	$—	$—	$1,702	$39
State and municipal securities (b)	—	—	38	7	38	7
Equity and other non-debt securities:
Auction-rate preferred securities	—	—	436	30	436	30

Total impaired securities	$1,702	$39	$474	$37	$2,176	$76

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(b)	Primarily auction-rate securities.

As of September 30, 2011, 94 percent of the Corporation’s auction-rate portfolio was rated Aaa/AAA by the credit rating agencies.

At September 30, 2011, the Corporation had 216 securities in an unrealized loss position with no credit impairment, including 171 auction-rate preferred securities, 21 residential mortgage-backed securities and 24 state and municipal auction-rate securities. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses, recorded in “net securities gains” on the consolidated statements of income, computed based on the adjusted cost of the specific security.

	Nine Months Ended September 30,
(in millions)	2011	2010

Securities gains	$21	$13
Securities losses	(3)	(10)

Total net securities gains	$18	$3

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

(in millions) September 30, 2011	Amortized Cost	Fair Value

Contractual maturity
Within one year	$65	$65
After one year through five years	1,679	1,685
After five years through ten years	117	118
After ten years	7,109	7,356

Subtotal	8,970	9,224
Equity and other nondebt securities:
Auction-rate preferred securities	431	409
Money market and other mutual funds	99	99

Total investment securities available-for-sale	$9,500	$9,732

Included in the contractual maturity distribution in the table above were auction-rate securities with a total amortized cost and fair value of $30 million and $24 million, respectively. Auction-rate securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions. At each successful auction, the Corporation has the option to sell the security at par value. Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt. As a result, the expected life of auction-rate securities may differ significantly from the contractual life. Also included in the table above were residential mortgage-backed securities with a total amortized cost and fair value of $8,875 million and $9,135 million, respectively. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.

At September 30, 2011, investment securities with a carrying value of $2.6 billion were pledged where permitted or required by law to secure $1.8 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes nonperforming assets as of September 30, 2011 and December 31, 2010.

(in millions)	September 30, 2011	December 31, 2010
Nonaccrual loans	$929	$1,080
Reduced-rate loans (a)	29	43

Total nonperforming loans	958	1,123
Foreclosed property	87	112

Total nonperforming assets	$1,045	$1,235

(a)	Reduced-rate business loans totaled $8 million and $26 million, respectively, and reduced-rate retail loans totaled $21 million and $17 million, respectively, at September 30, 2011 and December 31, 2010.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following presents an aging analysis of the recorded balance of loans as of September 30, 2011 and December 31, 2010.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (c)	Total Loans
September 30, 2011
Business loans:
Commercial	$51	$17	$17	$85	$258	$22,770	$23,113
Real estate construction:
Commercial Real Estate business line (a)	39	2	17	58	109	997	1,164
Other business lines (b)	3	7	1	11	3	470	484

Total real estate construction	42	9	18	69	112	1,467	1,648
Commercial mortgage:
Commercial Real Estate business line (a)	32	2	19	53	198	2,020	2,271
Other business lines (b)	50	29	7	86	275	7,907	8,268

Total commercial mortgage	82	31	26	139	473	9,927	10,539
Lease financing	—	—	—	—	5	922	927
International	—	—	—	—	7	1,039	1,046

Total business loans	175	57	61	293	855	36,125	37,273
Retail loans:
Residential mortgage	48	13	6	67	65	1,511	1,643
Consumer:
Home equity	24	6	8	38	4	1,641	1,683
Other consumer	3	2	6	11	5	610	626

Total consumer	27	8	14	49	9	2,251	2,309

Total retail loans	75	21	20	116	74	3,762	3,952

Total loans	$250	$78	$81	$409	$929	$39,887	$41,225

December 31, 2010
Business loans:
Commercial	$84	$28	$3	$115	$252	$21,778	$22,145
Real estate construction:
Commercial Real Estate business line (a)	27	—	17	44	259	1,523	1,826
Other business lines (b)	2	—	5	7	4	416	427

Total real estate construction	29	—	22	51	263	1,939	2,253
Commercial mortgage:
Commercial Real Estate business line (a)	8	1	—	9	181	1,747	1,937
Other business lines (b)	28	25	16	69	302	7,459	7,830

Total commercial mortgage	36	26	16	78	483	9,206	9,767
Lease financing	—	—	—	—	7	1,002	1,009
International	1	—	—	1	2	1,129	1,132

Total business loans	150	54	41	245	1,007	35,054	36,306
Retail loans:
Residential mortgage	33	23	7	63	55	1,501	1,619
Consumer:
Home equity	11	4	10	25	5	1,674	1,704
Other consumer	4	2	4	10	13	584	607

Total consumer	15	6	14	35	18	2,258	2,311

Total retail loans	48	29	21	98	73	3,759	3,930

Total loans	$198	$83	$62	$343	$1,080	$38,813	$40,236

(a)	Primarily loans to real estate investors and developers.
(b)	Primarily loans secured by owner-occupied real estate.
(c)	Includes acquired PCI loans with a carrying value of $113 million at September 30, 2011.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table details the changes in the allowance for loan losses for the three- and nine-month periods ended September 30, 2011 and 2010 and related loan amounts as of September 30, 2011 and 2010.

	September 30, 2011
(in millions)	Business Loans	Retail Loans	Total	September 30, 2010
Three Months Ended
Allowance for loan losses:
Balance at beginning of period	$738	$68	$806	$967
Loan charge-offs	(77)	(13)	(90)	(145)
Recoveries on loans previously charged-off	11	2	13	13

Net loan charge-offs	(66)	(11)	(77)	(132)
Provision for loan losses	27	11	38	122

Balance at end of period	$699	$68	$767	$957

Nine Months Ended
Allowance for loan losses:
Balance at beginning of period	$839	$62	$901	$985
Loan charge-offs	(299)	(39)	(338)	(487)
Recoveries on loans previously charged-off	65	5	70	36

Net loan charge-offs	(234)	(34)	(268)	(451)
Provision for loan losses	94	40	134	423

Balance at end of period	$699	$68	$767	$957

Allowance for loan losses:
Individually evaluated for impairment	$164	$3	$167	$201
Collectively evaluated for impairment	535	65	600	756
PCI loans	—	—	—	—

Total allowance for loan losses	$699	$68	$767	$957

Loans:
Individually evaluated for impairment	$774	$49	$823	$1,039
Collectively evaluated for impairment	36,395	3,894	40,289	39,241
PCI loans	104	9	113	—

Total loans evaluated for impairment	$37,273	$3,952	$41,225	$40,280

Changes in the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010
Balance at beginning of period	$30	$44	$35	$37
Provision for credit losses on lending-related commitments	(3)	(6)	(8)	1

Balance at end of period	$27	$38	$27	$38

Unfunded lending-related commitments sold	$—	$—	$5	$2

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2011
Business loans:
Commercial	$2	$277	$279	$395	$63
Real estate construction:
Commercial Real Estate business line (a)	—	99	99	177	15
Commercial mortgage:
Commercial Real Estate business line (a)	—	191	191	231	47
Other business lines (b)	7	188	195	270	36

Total commercial mortgage	7	379	386	501	83
Lease financing	—	5	5	14	1
International	—	5	5	5	2

Total business loans	9	765	774	1,092	164
Retail loans:
Residential mortgage	13	32	45	52	3
Consumer loans:
Home equity	—	1	1	1	—
Other consumer	—	3	3	8	—

Total consumer	—	4	4	9	—

Total retail loans	13	36	49	61	3

Total individually evaluated impaired loans	$22	$801	$823	$1,153	$167

December 31, 2010
Business loans:
Commercial	$9	$237	$246	$398	$55
Real estate construction:
Commercial Real Estate business line (a)	—	249	249	400	51
Commercial mortgage:
Commercial Real Estate business line (a)	—	178	178	282	35
Other business lines (b)	—	245	245	325	49

Total commercial mortgage	—	423	423	607	84
Lease financing	—	7	7	15	1
International	—	2	2	2	1

Total business loans	9	918	927	1,422	192
Retail loans:
Residential mortgage	8	29	37	41	3
Consumer loans:
Other consumer	—	10	10	14	2

Total retail loans	8	39	47	55	5

Total individually evaluated impaired loans	$17	$957	$974	$1,477	$197

(a)	Primarily loans to real estate investors and developers.
(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized for the three- and nine-month periods ended September 30, 2011 and 2010.

	2011		2010
(in millions)	Average Impaired Loans for the Period	Interest Income Recognized for the Period	Average Impaired Loans for the Period	Interest Income Recognized for the Period
Three Months Ended September 30
Business loans:
Commercial	$273	$1	$225	$1
Real estate construction:
Commercial Real Estate business line (a)	114	—	364	1
Other business lines (b)	1	—	1	—

Total real estate construction	115	—	365	1
Commercial mortgage:
Commercial Real Estate business line (a)	187	1	141	1
Other business lines (b)	204	1	213	2

Total commercial mortgage	391	2	354	3
Lease financing	6	—	12	—
International	6	—	3	—

Total business loans	791	3	959	5
Retail loans:
Residential mortgage	43	1	35	—
Consumer loans:
Home equity	1	—	1	—
Other consumer	5	—	3	—

Total consumer	6	—	4	—

Total retail loans	49	1	39	—

Total individually evaluated impaired loans	$840	$4	$998	$5

Nine Months Ended September 30
Business loans:
Commercial	$254	$5	$213	$4
Real estate construction:
Commercial Real Estate business line (a)	166	—	381	2
Other business lines (b)	1	—	2	—

Total real estate construction	167	—	383	2
Commercial mortgage:
Commercial Real Estate business line (a)	188	2	144	2
Other business lines (b)	222	2	193	3

Total commercial mortgage	410	4	337	5
Lease financing	6	—	12	—
International	4	—	11	—

Total business loans	841	9	956	11
Retail loans:
Residential mortgage	41	1	31	—
Consumer loans:
Home equity	—	—	1	—
Other consumer	6	—	2	—

Total consumer	6	—	3	—

Total retail loans	47	1	34	—

Total individually evaluated impaired loans	$888	$10	$990	$11

(a)	Primarily loans to real estate investors and developers.
(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Corporation assesses all loan modifications to determine whether a restructuring constitutes a troubled debt restructuring (“TDR”). A restructuring is considered a TDR when a borrower is experiencing financial difficulties and the Corporation grants a concession to the borrower. All TDRs are considered impaired loans, and, as a result, restructured business and retail loans are individually evaluated for impairment. The Corporation considers payment history when determining the allowance for loan losses on TDRs. Additional information regarding the Corporation’s allowance policy and nonperforming assets can be found in Note 1 to the consolidated financial statements in the Corporation’s 2010 Annual Report.

The following table details the recorded balance in loans considered to be TDRs by type of modification as of September 30, 2011. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Three Months Ended September 30, 2011
Business loans:
Commercial	$45	$—	$—	$45
Real estate construction:
Commercial Real Estate business line (c)	—	3	15	18
Commercial mortgage:
Commercial Real Estate business line (c)	19	—	—	19
Other business lines (d)	11	6	—	17

Total commercial mortgage	30	6	—	36
International	—	—	5	5

Total business loans	75	9	20	104
Retail loans:
Residential mortgage	1	—	—	1
Consumer:
Home equity	3	—	—	3

Total retail loans	4	—	—	4

Total loans	$79	$9	$20	$108

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.
(b)	Loan restructurings whereby the original loan is restructured into two notes: an “A” note, which generally reflects the portion of the modified loan which is expected to be collected; and a “B” note, which is either fully charged off or exchanged for an equity interest.
(c)	Primarily loans to real estate investors and developers.
(d)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Nine Months Ended September 30, 2011
Business loans:
Commercial	$98	$—	$5	$103
Real estate construction:
Commercial Real Estate business line (c)	—	3	15	18
Commercial mortgage:
Commercial Real Estate business line (c)	22	—	—	22
Other business lines (d)	30	11	7	48

Total commercial mortgage	52	11	7	70
International	—	—	5	5

Total business loans	150	14	32	196
Retail loans:
Residential mortgage	1	6	—	7
Consumer:
Home equity	3	—	—	3

Total retail loans	4	6	—	10

Total loans	$154	$20	$32	$206

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.
(b)	Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loan which is expected to be collected; and a "B" note, which is either fully charged off or exchanged for an equity interest.
(c)	Primarily loans to real estate investors and developers.
(d)	Primarily loans secured by owner-occupied real estate.

At September 30, 2011 and December 31, 2010, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $9 million and $7 million, respectively.

The majority of the modification considered to be TDRs that occurred during the three- and nine-month periods ended September 30, 2011 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the three- and nine-month periods ended September 30, 2011 were insignificant.

On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. For reduced-rate loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. During the twelve-month period from October 1, 2010 through September 30, 2011, loans with a carrying value of $28 million at September 30, 2011 had been modified by reducing the rate on the loans. Of these modifications, $1 million subsequently defaulted during the same twelve-month period. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. During the twelve-month period from October 1, 2010 through September 30, 2011, loans with a carrying value of $167 million at September 30, 2011 had been modified by principal deferral. Of these principal deferral modifications, $82 million subsequently experienced a change in the risk rating such that the loans were no longer considered performing loans. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

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

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total

September 30, 2011
Business loans:
Commercial	$21,167	$932	$756	$258	$23,113
Real estate construction:
Commercial Real Estate business line (e)	720	166	169	109	1,164
Other business lines (f)	440	22	19	3	484

Total real estate construction	1,160	188	188	112	1,648
Commercial mortgage:
Commercial Real Estate business line (e)	1,485	416	172	198	2,271
Other business lines (f)	6,842	565	586	275	8,268

Total commercial mortgage	8,327	981	758	473	10,539
Lease financing	895	8	19	5	927
International	954	31	54	7	1,046

Total business loans	32,503	2,140	1,775	855	37,273
Retail loans:
Residential mortgage	1,524	29	25	65	1,643
Consumer:
Home equity	1,629	18	32	4	1,683
Other consumer	600	10	11	5	626

Total consumer	2,229	28	43	9	2,309

Total retail loans	3,753	57	68	74	3,952

Total loans	$36,256	$2,197	$1,843	$929	$41,225

December 31, 2010
Business loans:
Commercial	$19,884	$1,015	$994	$252	$22,145
Real estate construction:
Commercial Real Estate business line (e)	1,025	333	209	259	1,826
Other business lines (f)	383	20	20	4	427

Total real estate construction	1,408	353	229	263	2,253
Commercial mortgage:
Commercial Real Estate business line (e)	1,104	372	280	181	1,937
Other business lines (f)	6,595	508	425	302	7,830

Total commercial mortgage	7,699	880	705	483	9,767
Lease financing	962	13	27	7	1,009
International	963	112	55	2	1,132

Total business loans	30,916	2,373	2,010	1,007	36,306
Retail loans:
Residential mortgage	1,541	6	17	55	1,619
Consumer:
Home equity	1,662	26	11	5	1,704
Other consumer	575	8	11	13	607

Total consumer	2,237	34	22	18	2,311

Total retail loans	3,778	40	39	73	3,930

Total loans	$34,694	$2,413	$2,049	$1,080	$40,236

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.
(b)	Special mention loans are accruing loans that have potential credit weaknesses that deserve management’s close attention, such as loans to borrowers who may be experiencing financial difficulties that may result in deterioration of repayment prospects from the borrower at some future date. Included in the special mention category were $676 million and $546 million at September 30, 2011 and December 31, 2010, respectively, of loans proactively monitored by management that were considered “pass” by regulatory authorities.
(c)	Substandard loans are accruing loans that have a well-defined weakness, or weaknesses, such as loans to borrowers who may be experiencing losses from operations or inadequate liquidity of a degree and duration that jeopardizes the orderly repayment of the loan. Substandard loans also are distinguished by the distinct possibility of loss in the future if these weaknesses are not corrected. PCI loans are included in the substandard category. This category is generally consistent with the “substandard” category as defined by regulatory authorities.
(d)	Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information, refer to the Nonperforming Assets subheading in Note 1 - Summary of Significant Accounting Policies - on page 76 of the Corporation’s Annual Report for the year ended December 31, 2010. A significant majority of nonaccrual loans are generally consistent with the “substandard” category and the remainder are generally consistent with the “doubtful” category as defined by regulatory authorities.
(e)	Primarily loans to real estate investors and developers.
(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 6 – GOODWILL

The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests indicate goodwill might be impaired.

As discussed in Note 2 to these unaudited consolidated financial statements, as a result of the acquisition of Sterling on July 28, 2011, the Corporation recorded $485 million of goodwill, which was allocated to the three reporting units based on each reporting units’ estimated economic benefit from the transaction. Changes in goodwill in the consolidated balance sheets from December 31, 2010 to September 30, 2011 attributable to the acquisition of Sterling were allocated to the Corporation’s business segments as follows.

(in millions)	Business Bank	Retail Bank	Wealth Management	Total

Balance at December 31, 2010	$90	$47	$13	$150
Sterling acquisition	290	147	48	485

Balance at September 30, 2011	$380	$194	$61	$635

The annual test of goodwill impairment was performed as of the beginning of the third quarter 2011 prior to the acquisition of Sterling. As a result of deterioration in overall market and economic conditions, clarifications regarding legislative and regulatory changes and the announcement by the Federal Reserve that the Federal Funds target rate is expected to be held constant through the middle of 2013, the Corporation determined that an additional interim goodwill impairment test should be performed in the third quarter 2011. The Corporation included the effects of the Sterling acquisition when performing the additional interim goodwill impairment test.

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

Estimating the fair value of reporting units is a subjective process involving the use of estimates and judgments. The method of estimating the fair value of reporting units was consistent with the prior year. Material assumptions used in the valuation models included the comparable public company price multiples used in the terminal value, future cash flows and the market risk premium component of the discount rate. The estimated fair values of the reporting units were determined using a blend of two commonly used valuation techniques: the market approach and the income approach. The Corporation gives consideration to both valuation techniques, as either technique can be an indicator of value. For the market approach, valuations of reporting units were based on an analysis of relevant price multiples in market trades in companies with characteristics similar to the reporting unit. For the income approach, estimated future cash flows (derived from internal forecasts and economic expectations for each reporting unit) and terminal value (value at the end of the cash flow period, based on price multiples) were discounted. The discount rate was based on the imputed cost of equity capital appropriate for each reporting unit.

At the conclusion of the first step of both goodwill impairment tests performed in the third quarter 2011, the estimated fair values of all reporting units exceeded their carrying amounts, including goodwill.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 7 – DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS

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

For derivatives with dealer counterparties, the Corporation utilizes both counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement, on a net basis, of contracts entered into with the same counterparty. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government agencies to collateralize amounts due to either party beyond certain risk limits. At September 30, 2011, counterparties had pledged marketable investment securities to secure approximately 90 percent of the fair value of contracts with bilateral collateral agreements in an unrealized gain position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2011 was $120 million, for which the Corporation had pledged collateral of $105 million in the normal course of business, including cash of $1 million. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2011, the Corporation would have been required to assign an additional $15 million of collateral to its counterparties.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 7 – DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS (continued)

Derivative Instruments

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at September 30, 2011 and December 31, 2010. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	September 30, 2011			December 31, 2010
	Notional/ Contract Amount (b)	Fair Value (a)		Notional/ Contract Amount (b)	Fair Value (a)
(in millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - cash flow - receive fixed/pay floating	$—	$—	$—	$800	$3	$—
Swaps - fair value - receive fixed/pay floating	1,450	330	—	1,600	263	—

Total risk management interest rate swaps designated as hedging instruments	1,450	330	—	2,400	266	—

Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	524	3	5	220	2	—

Total risk management purposes	$1,974	$333	$5	$2,620	$268	$—

Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	$562	$—	$4	$697	$—	$7
Caps and floors purchased	562	4	—	697	7	—
Swaps	9,297	299	270	9,126	269	242

Total interest rate contracts	10,421	303	274	10,520	276	249

Energy derivative contracts:
Caps and floors written	1,113	—	68	1,106	—	62
Caps and floors purchased	1,113	68	—	1,106	62	—
Swaps	376	29	29	411	41	41

Total energy derivative contracts	2,602	97	97	2,623	103	103

Foreign exchange contracts:
Spot, forwards, futures, options and swaps	3,965	82	63	2,497	49	48

Total customer-initiated and other activities	$16,988	$482	$434	$15,640	$428	$400

Total derivatives	$18,962	$815	$439	$18,260	$696	$400

(a)	Asset derivatives are included in “accrued income and other assets” and liability derivatives are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of derivative assets and liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of derivative assets included credit valuation adjustments for counterparty credit risk totaling $4 million and $5 million at September 30, 2011 and December 31, 2010, respectively.
(b)	Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 7 – DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS (continued)

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

Risk management fair value interest rate swaps generated net interest income of $18 million and $54 million for the three- and nine-month periods ended September 30, 2011, respectively, compared to net interest income of $19 million and $58 million for the three- and nine-month periods ended September 30, 2010, respectively.

The net gains (losses) recognized in other noninterest income (i.e., the ineffective portion) in the consolidated statements of income on risk management derivatives designated as fair value hedges of fixed-rate debt was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Interest rate swaps	$—	$(1)	$1	$(3)

As part of a cash flow hedging strategy, the Corporation had entered into interest rate swap agreements that effectively converted a portion of existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the life of the agreements. In the first quarter 2011, the remaining $800 million notional amount of interest rate swap agreements outstanding at December 31, 2010 matured. As of September 30, 2011 the Corporation had no interest rate swap agreements designated as cash flow hedges of loans outstanding.

The net gains (losses) recognized in income and OCI on risk management derivatives designated as cash flow hedges of loans for the three- and nine-month periods ended September 30, 2011 and 2010 are displayed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Interest rate swaps
Gain (loss) recognized in OCI (effective portion)	$—	$(4)	$(2)	$3
Gain (loss) recognized in other noninterest income (ineffective portion)	—	3	1	—
Gain reclassified from accumulated OCI into interest and fees on loans (effective portion)	—	7	1	24

Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 7 – DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS (continued)

The Corporation recognized an insignificant amount of net gains (losses) on risk management derivative instruments used as economic hedges in other noninterest income in the consolidated statements of income in the three- and nine-month periods ended September 30, 2011 and 2010.

The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of September 30, 2011 and December 31, 2010

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
September 30, 2011
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,450	5.7	5.45%	0.45%

Total risk management interest rate swaps	$1,450

December 31, 2010
Swaps - cash flow - receive fixed/pay floating rate
Variable rate loan designation	$800	0.1	4.75%	3.25%
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,600	7.1	5.73	0.85

Total risk management interest rate swaps	$2,400

(a)	Variable rates paid on receive fixed swaps are based on prime and six-month LIBOR rates in effect at September 30, 2011 and December 31, 2010.

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

For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized $1 million and an insignificant amount of net gains in “other noninterest income” in the consolidated statements of income in the three-month periods ended September 30, 2011 and 2010, respectively, and $1 million of net gains in both the nine-month periods ended September 30, 2011 and 2010.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 7 – DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS (continued)

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

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain	2011	2010	2011	2010

Interest rate contracts	Other noninterest income	$3	$(2)	$11	$5
Energy derivative contracts	Other noninterest income	—	—	1	1
Foreign exchange contracts	Foreign exchange income	11	7	28	26

Total		$14	$5	$40	$32

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

(in millions)	September 30, 2011	December 30, 2011

Unused commitments to extend credit:
Commercial and other	$24,717	$23,578
Bankcard, revolving check credit and home equity loan commitments	1,573	1,568

Total unused commitments to extend credit	$26,290	$25,146

Standby letters of credit	$5,286	$5,453
Commercial letters of credit	123	93
Other credit-related financial instruments	1	1

The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At September 30, 2011 and December 31, 2010, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $27 million and $35 million, respectively. The Corporation recorded a purchase discount for lending-related commitments acquired from Sterling. An allowance for credit losses will be recorded on Sterling lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. At September 30, 2011, no allowance was recorded for Sterling lending-related commitments and $4 million of purchase discount remained.

Unused Commitments to Extend Credit

Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $10 million and $16 million, at September 30, 2011 and December 31, 2010, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 7 – DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS (continued)

Standby and Commercial Letters of Credit

Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2021. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $258 million and $298 million of the $5.4 billion and $5.5 billion standby and commercial letters of credit outstanding at September 30, 2011 and December 31, 2010, respectively.

The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheet, totaled $89 million at September 30, 2011, including $72 million of deferred fees and $17 million in the allowance for credit losses on lending-related commitments. At December 31, 2010, the comparable amounts were $83 million, $64 million and $19 million, respectively.

The following table presents a summary of internally classified watch list standby and commercial letters of credit at September 30, 2011 and December 31, 2010. The Corporation’s internal watch list is generally consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	September 30, 2011	December 31, 2010

Total watch list standby and commercial letters of credit	$216	$243
As a percentage of total outstanding standby and commercial letters of credit	4.0%	4.4%

Other credit-related financial instruments

The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of September 30, 2011 and December 31, 2010, the total notional amount of the credit risk participation agreements was approximately $370 million and $316 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in “accrued expenses and other liabilities” on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $13 million and $12 million at September 30, 2011 and December 31, 2010, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of September 30, 2011, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.4 years.

In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780 thousand Visa Class B shares. The fair value of the derivative liability, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $1 million at both September 30, 2011 and December 31, 2010.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 8 – VARIABLE INTEREST ENTITIES (VIEs)

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

The Corporation has a limited partnership interest in 151 low income housing tax credit/historic rehabilitation tax credit partnerships. These entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities, as the general partner has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. While the partnership agreements allow the limited partners, through a majority vote, to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause.

The Corporation accounts for its interest in these partnerships on either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement with these entities at September 30, 2011 was limited to the book basis of the Corporation’s investment of approximately $337 million, which included unused commitments for future investments.

As a limited partner, the Corporation obtains income tax credits and deductions from the operating losses of these low income housing tax credit/historic rehabilitation tax credit partnerships, which are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable. These income tax credits and deductions are allocated to the funds’ investors based on their ownership percentages. Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other noninterest income” on the consolidated statements of income. In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund low income housing partnerships ($83 million at September 30, 2011).

The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the nine-month periods ended September 30, 2011 and 2010.

The following table summarizes the impact of these VIEs on line items on the Corporation’s consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Other noninterest income	$(13)	$(13)	$(39)	$(37)
Provision (benefit) for income taxes (a)	(12)	(12)	(38)	(36)

(a)	Income tax credits from low income housing tax credit/historic rehabilitation tax credit partnerships.

Additional information regarding the Corporation’s consolidation policy can be found in Note 1 to the consolidated financial statements in the Corporation’s 2010 Annual Report.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 9 – MEDIUM- AND LONG-TERM DEBT

Medium- and long-term debt is summarized as follows:

(in millions)	September 30, 2011	December 31, 2010

Parent company
Subordinated notes:
4.80% subordinated notes due 2015	$341	$337
Subordinated notes related to trust preferred securities (a)	83	—

Total subordinated notes	424	337

Medium-term notes:
3.00% notes due 2015	298	298

Total parent company	722	635

Subsidiaries
Subordinated notes:
7.375% subordinated notes due 2013 (a)	54	—
5.70% subordinated notes due 2014	279	280
5.75% subordinated notes due 2016	701	691
5.20% subordinated notes due 2017	597	568
Floating-rate based on LIBOR index subordinated notes due 2018 (a)	26	—
8.375% subordinated notes due 2024	190	191
7.875% subordinated notes due 2026	243	213

Total subordinated notes	2,090	1,943

Medium-term notes:
Floating-rate based on LIBOR indicies due 2011 to 2012	158	1,017

Federal Home Loan Bank advances:
Floating-rate based on LIBOR indices due 2011 to 2014	2,000	2,500

Other Notes:
6.0% - 6.4% fixed-rate notes due 2020	39	43

Total subsidiaries	4,287	5,503

Total medium- and long-term debt	$5,009	$6,138

(a)	Medium- and long-term debt assumed in Sterling acquisition.

The carrying value of medium- and long-term debt was adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.

In July 2011, the Corporation assumed $83 million of subordinated notes from Sterling that relate to trust preferred securities issued by unconsolidated subsidiaries as follows:

(in millions) Maturity Date	Subordinated Notes Owed to Unconsolidated Subsidiaries	Interest Rate	Trust Preferred Securities Outstanding

October 27, 2011	$32	8.30% fixed	$31
August 30, 2032	21	3-month LIBOR plus 3.45%	20
July 7, 2033	4	3-month LIBOR plus 3.10%	4
June 15, 2037	26	3-month LIBOR plus 1.60%	25

Total	$83		$80

On October 27, 2011, the Corporation fully redeemed the $31 million, 8.30% fixed rate trust preferred securities with an original maturity date of September 26, 2032. Trust preferred securities with remaining maturities greater than one year qualify as Tier 1 capital. All other subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 9 – MEDIUM- AND LONG-TERM DEBT (continued)

Comerica Bank (the Bank), a subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB advances bear interest at variable rates based on LIBOR and were secured by a blanket lien on $14 billion of real estate-related loans at September 30, 2011.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges and the change in the accumulated defined benefit and other postretirement plans adjustment. Total comprehensive income was $456 million and $279 million for the nine months ended September 30, 2011 and 2010, respectively. The $177 million increase in total comprehensive income for the nine months ended September 30, 2011, when compared to the same period in the prior year, resulted primarily from a $116 million increase in net income and a $37 million after-tax increase in net unrealized gains on investment securities available-for-sale. The following table presents reconciliations of the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
(in millions)	2011	2010
Accumulated net unrealized gains on investment securities available-for-sale:
Balance at beginning of period, net of tax	$14	$11
Net unrealized holding gains arising during the period	228	154
Less: Reclassification adjustment for net gains included in net income	18	3

Change in net unrealized gains before income taxes	210	151
Less: Provision for income taxes	77	55

Change in net unrealized gains on investment securities available-for-sale, net of tax	133	96

Balance at end of period, net of tax	$147	$107

Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$2	$18
Net cash flow hedge gains (losses) arising during the period	(2)	3
Less: Reclassification adjustment for net gains included in net income	1	24

Change in net cash flow hedge gains (losses) before income taxes	(3)	(21)
Less: Provision (benefit) for income taxes	(1)	(8)

Change in net cash flow hedge gains, net of tax	(2)	(13)

Balance at end of period, net of tax	$—	$5

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(405)	$(365)
Net defined benefit pension and other postretirement adjustment arising during the period	7	(6)
Less: Adjustment for amounts recognized as components of net periodic benefit cost during the period	(37)	(30)

Change in defined benefit pension and other postretirement plans adjustment before income taxes	44	24
Less: Provision for income taxes	16	9

Change in defined benefit pension and other postretirement plans adjustment, net of tax	28	15

Balance at end of period, net of tax	$(377)	$(350)

Total accumulated other comprehensive loss at end of period, net of tax	$(230)	$(238)

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 11 – NET INCOME PER COMMON SHARE

Basic and diluted income from continuing operations per common share and net income per common share for the three- and nine-month periods ended September 30, 2011 and 2010 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2011	2010	2011	2010
Basic and diluted
Income from continuing operations	$98	$59	$297	$164
Less:
Preferred stock dividends	—	—	—	29
Redemption discount accretion on preferred stock	—	—	—	94
Income allocated to participating securities	1	—	3	—

Income from continuing operations attributable to common shares	$97	$59	$294	$41

Net income	$98	$59	$297	$181
Less:
Preferred stock dividends	—	—	—	29
Redemption discount accretion on preferred stock	—	—	—	94
Income allocated to participating securities	1	—	3	—

Net income attributable to common shares	$97	$59	$294	$58

Basic average common shares	192	175	181	168

Basic income from continuing operations per common share	$0.51	$0.34	$1.63	$0.24
Basic net income per common share	$0.51	$0.34	$1.63	$0.34

Basic average common shares	192	175	181	168
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	—	1	—	1
Net effect of the assumed exercise of warrant	—	2	2	2

Diluted average common shares	192	178	183	171

Diluted income from continuing operations per common share	$0.51	$0.33	$1.61	$0.24
Diluted net income per common share	$0.51	$0.33	$1.61	$0.34

The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income per common share because the exercise prices of the options and warrants were greater than the average market price of common shares for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2011	2010	2011	2010
Average shares related to outstanding options	29.9	15.8	20.8	15.4
Range of exercise prices	$27.66 - $64.50	$36.77 - $64.50	$27.66 - $64.50	$36.24 - $64.50

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 12 – EMPLOYEE BENEFIT PLANS

Net periodic benefit costs are charged to “employee benefits expense” on the consolidated statements of income. The components of net periodic benefit cost for the Corporation’s qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows:

Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Service cost	$8	$6	$24	$21
Interest cost	19	19	57	55
Expected return on plan assets	(29)	(30)	(87)	(87)
Amortization of unrecognized prior service cost	1	1	3	5
Amortization of unrecognized net loss	9	10	27	18

Net periodic benefit cost	$8	$6	$24	$12

Non-Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Service cost	$1	$—	$3	$2
Interest cost	2	3	7	7
Amortization of unrecognized prior service cost	(1)	—	(2)	(1)
Amortization of unrecognized net loss	2	1	4	3

Net periodic benefit cost	$4	$4	$12	$11

Postretirement Benefit Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Interest cost	$1	$1	$3	$3
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized transition obligation	1	1	3	3
Amortization of unrecognized prior service cost	1	1	1	1
Amortization of unrecognized net loss	—	—	1	1

Net periodic benefit cost	$2	$2	$5	$5

For further information on the Corporation’s employee benefit plans, refer to Note 18 to the consolidated financial statements in the Corporation’s 2010 Annual Report.

NOTE 13 – INCOME TAXES AND TAX-RELATED ITEMS

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

Beginning in the first quarter of 2011, the Corporation applied an estimated annual effective tax rate to interim period pre-tax income to calculate the income tax provision for the quarter, in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. For the interim periods beginning second quarter 2009 through December 31, 2010, the Corporation applied an alternative method permitted under the accounting guidance to calculate interim period income taxes. Under the alternative method, interim period income taxes were based on each discrete quarter’s pre-tax income (loss). The method was used by the Corporation due to volatility and uncertainty in the economy in those periods. Given the diminishing economic volatility and the Corporation’s ability to render more reliable estimates of pre-tax income in 2011, the principal method was applied beginning in the first quarter 2011. The Corporation determined it was impracticable to retroactively apply the principal method to the prior interim periods.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 13 – INCOME TAXES AND TAX-RELATED ITEMS (continued)

At September 30, 2011, net unrecognized tax benefits were $29 million, compared to net unrecognized tax benefits of $7 million at September 30, 2010. The increase in unrecognized tax benefits of $22 million from September 30, 2010 to September 30, 2011 was primarily the result of the recognition of a settlement agreement with the Internal Revenue Service (IRS) regarding the repatriation of foreign earnings on a structured investment transaction and the recognition of other federal settlements. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a decrease of net unrecognized tax benefits of $29 million within the next twelve months. Accrued interest payable on tax liabilities was insignificant at September 30, 2011 compared to a receivable of $1 million at September 30, 2010. The $1 million increase in accrued interest payable from September 30, 2010 to September 30, 2011 was primarily the result of the aforementioned settlements with tax authorities.

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

NOTE 14 – CONTINGENT LIABILITIES

Legal Proceedings

The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Litigation-related expense of $9 million and $2 million were included in “litigation and operational losses” on the consolidated statements of income for the nine months ended September 30, 2011 and 2010, respectively. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. However, in the event of significant unexpected future developments on existing cases, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows.

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

Comerica Incorporated and Subsidiaries

NOTE 14 – CONTINGENT LIABILITIES (continued)

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

For information regarding income tax contingencies, refer to Note 13.

NOTE 15 – BUSINESS SEGMENT INFORMATION

The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at September 30, 2011. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.

For a description of the business activities of each business segment and further information on the methodologies, which form the basis for these results, refer to Note 23 to the consolidated financial statements in the Corporation’s 2010 Annual Report.

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 15 – BUSINESS SEGMENT INFORMATION (continued)

Business segment financial results for the nine months ended September 30, 2011 and 2010 are shown in the following table.

(dollar amounts in millions) Nine Months Ended September 30, 2011	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$1,046	$454	$137	$(451)	$26	$1,212
Provision for loan losses	44	64	29	—	(3)	134
Noninterest income	232	135	184	52	7	610
Noninterest expenses	479	499	232	8	66	1,284
Provision (benefit) for income taxes (FTE)	233	12	23	(152)	(9)	107

Net income (loss)	$522	$14	$37	$(255)	$(21)	$297

Net credit-related charge-offs	$166	$74	$28	$—	$—	$268

Selected average balances:
Assets	$30,197	$5,669	$4,737	$9,635	$5,288	$55,526
Loans	29,647	5,200	4,733	24	6	39,610
Deposits	20,751	18,307	2,993	241	116	42,408

Statistical data:
Return on average assets (a)	2.30%	0.10%	1.04%	N/M	N/M	0.71%
Net interest margin (b)	4.71	3.32	3.89	N/M	N/M	3.19
Efficiency ratio	37.41	84.52	74.51	N/M	N/M	71.20

Nine Months Ended September 30, 2010	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Earnings summary:
Net interest income (expense) (FTE)	$1,029	$397	$128	$(313)	$4	$1,245
Provision for loan losses	277	75	68	—	3	423
Noninterest income	222	131	181	37	3	574
Noninterest expenses	475	480	230	6	12	1,203
Provision (benefit) for income taxes (FTE)	144	(10)	4	(107)	(2)	29
Income from discontinued operations, net of tax	—	—	—	—	17	17

Net income (loss)	$355	$(17)	$7	$(175)	$11	$181

Net credit-related charge-offs	$351	$66	$34	$—	$—	$451

Selected average balances:
Assets	$30,733	$5,939	$4,873	$9,266	$5,347	$56,158
Loans	30,400	5,452	4,818	25	(4)	40,691
Deposits	18,700	16,874	2,773	750	96	39,193

Statistical data:
Return on average assets (a)	1.54%	(0.13)%	0.19%	N/M	N/M	0.43%
Net interest margin (b)	4.52	3.15	3.56	N/M	N/M	3.23
Efficiency ratio	37.94	89.96	76.42	N/M	N/M	66.25

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.

FTE - Fully Taxable Equivalent

N/M - Not Meaningful

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 15 – BUSINESS SEGMENT INFORMATION (continued)

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in ASC Topic 280, Segment Reporting. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at September 30, 2011.

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

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 15 – BUSINESS SEGMENT INFORMATION (continued)

Market segment financial results for the nine months ended September 30, 2011 and 2010 are shown in the following table.

(dollar amounts in millions)					Other		Finance & Other
Nine Months Ended September 30, 2011	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$607	$495	$319	$34	$123	$59	$(425)	$1,212
Provision for loan losses	71	44	(5)	21	9	(3)	(3)	134
Noninterest income	296	106	77	11	34	27	59	610
Noninterest expenses	555	322	204	36	65	28	74	1,284
Provision (benefit) for income taxes (FTE)	103	85	71	(4)	(9)	22	(161)	107

Net income (loss)	$174	$150	$126	$(8)	$92	$39	$(276)	$297

Net credit-related charge-offs	$115	$84	$13	$28	$26	$2	$—	$268

Selected average balances:
Assets	$14,232	$12,341	$7,546	$1,512	$3,238	$1,734	$14,923	$55,526
Loans	14,008	12,129	7,285	1,540	2,954	1,664	30	39,610
Deposits	18,353	12,559	6,953	389	2,381	1,416	357	42,408

Statistical data:
Return on average assets (a)	1.19%	1.48%	2.23%	(0.66)%	3.78%	2.97%	N/M	0.71%
Net interest margin (b)	4.41	5.27	5.86	2.96	5.65	4.58	N/M	3.19
Efficiency ratio	61.34	53.55	51.32	78.56	44.30	32.94	N/M	71.20

					Other		Finance & Other
Nine Months Ended September 30, 2010	Midwest	Western	Texas	Florida	Markets	International	Businesses	Total
Earnings summary:
Net interest income (expense) (FTE)	$613	$482	$238	$31	$134	$56	$(309)	$1,245
Provision for loan losses	152	137	33	29	79	(10)	3	423
Noninterest income	298	100	64	11	35	26	40	574
Noninterest expenses	548	324	186	34	68	25	18	1,203
Provision (benefit) for income taxes (FTE)	73	48	29	(7)	(29)	24	(109)	29
Income from discontinued operations, net of tax	—	—	—	—	—	—	17	17

Net income (loss)	$138	$73	$54	$(14)	$51	$43	$(164)	$181

Net credit-related charge-offs	$159	$170	$38	$23	$56	$5	$—	$451

Selected average balances:
Assets	$14,756	$12,974	$6,699	$1,560	$3,926	$1,630	$14,613	$56,158
Loans	14,608	12,775	6,495	1,566	3,654	1,572	21	40,691
Deposits	17,610	11,890	5,240	376	2,132	1,099	846	39,193

Statistical data:
Return on average assets (a)	0.96%	0.74%	1.07%	(1.19)%	1.75%	3.55%	N/M	0.43%
Net interest margin (b)	4.64	5.04	4.90	2.70	4.92	4.59	N/M	3.23
Efficiency ratio	59.92	55.50	61.55	81.10	41.93	30.08	N/M	66.25

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)	Net interest margin is calculated based on the greater of average earning assets or average deposits and purchased funds.
FTE	- Fully Taxable Equivalent
N/M	- Not Meaningful

Notes to Consolidated Financial Statements (unaudited)

Comerica Incorporated and Subsidiaries

NOTE 16 – DISCONTINUED OPERATIONS

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

The components of net income from discontinued operations for the nine-month period ended September 30, 2010 are shown in the following table. There was no income from discontinued operations for the three-month periods ended September 30, 2011 and 2010 or the nine-month period ended September 30, 2011.

(in millions, except per share data)	Nine Months Ended September 30, 2010
Income from discontinued operations before income taxes	$27
Provision for income taxes	10

Net income from discontinued operations	$17

Earnings per common share from discontinued operations:
Basic	$0.10
Diluted	0.10

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any statements in this report that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “opportunity,” “initiative,” “outcome,” “continue,” “remain,” “maintain,” “trend,” “objective,” “looks forward” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation’s management based on information known to the Corporation’s management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation’s management for future or past operations, products or services, and forecasts of the Corporation’s revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation’s management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation’s actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions and related credit and market conditions; changes in trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve Board; adverse conditions in the capital markets; the interdependence of financial service companies; changes in regulation or oversight, including the effects of recently enacted legislation, actions taken by or proposed by the U.S. Treasury, the Board of Governors of the Federal Reserve System, the Texas Department of Banking and the Federal Deposit Insurance Corporation, legislation or regulations enacted in the future, and the impact and expiration of such legislation and regulatory actions; unfavorable developments concerning credit quality; the acquisition of Sterling Bancshares, Inc., or any future acquisitions; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries in which the Corporation has a concentration of loans, including, but not limited to, the automotive production industry and the real estate business lines; the implementation of the Corporation’s strategies and business models, including the anticipated performance of any new banking centers and the implementation of revenue enhancements and efficiency improvements; the Corporation’s ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; operational difficulties or information security problems; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; the entry of new competitors in the Corporation’s markets; changes in customer borrowing, repayment, investment and deposit practices; management’s ability to maintain and expand customer relationships; management’s ability to retain key officers and employees; the impact of legal and regulatory proceedings; the effectiveness of methods of reducing risk exposures; the effects of war and other armed conflicts or acts of terrorism and the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 16 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, “Item 1A. Risk Factors” beginning on page 65 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, “Item 1A. Risk Factors” beginning on page 74 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and “Item 1A. Risk Factors” beginning on page 81 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Acquisition of Sterling Bancshares, Inc.

On July 28, 2011, the Corporation issued approximately 24 million shares of common stock to acquire all the outstanding common stock of Sterling Bancshares, Inc. (Sterling), a bank holding company headquartered in Houston, Texas, in a stock-for-stock transaction. Sterling common shareholders and holders of outstanding Sterling phantom stock units received 0.2365 shares of the Corporation’s common stock in exchange for each share of Sterling common stock or phantom stock unit. Including the fair value of options and warrants to purchase common stock of the Corporation issued in connection with the transaction, the fair value of total consideration paid was $803 million. The acquisition of Sterling significantly expands the Corporation’s presence in Texas, particularly in the Houston and San Antonio areas, and gives the Corporation the ability to leverage additional marketing capacity to offer a wide array of products through a larger distribution network, particularly to middle market and small business companies.

The assets and liabilities of Sterling were recorded on the consolidated balance sheets at estimated fair value on the acquisition date. The fair value of assets acquired totaled $4.7 billion, including $2.1 billion of loans and leases and $1.5 billion in investment securities. The fair value of liabilities assumed was $4.4 billion, including $4.0 billion of deposits. Initial goodwill of $485 million was recorded after adjusting for the fair value of net identifiable assets acquired. The results of operations acquired in the Sterling transaction have been included in the Corporation’s financial results since July 28, 2011, including net interest income of $48 million, which included accretion of the purchase discount on the acquired Sterling loan portfolio of $27 million, noninterest income of $16 million and noninterest expenses of $18 million.

For further information regarding the Sterling acquisition, refer to Note 2 to these unaudited consolidated financial statements.

Results of Operations

Net income for the three months ended September 30, 2011 was $98 million, an increase of $39 million from $59 million reported for the three months ended September 30, 2010. The increase in net income in the third quarter 2011, compared to the same period in 2010, was primarily due to an $81 million decrease in the provision for credit losses ($84 million decrease in the provision for loan losses and a $3 million increase in the provision for credit losses on lending-related commitments) and a $19 million increase in net interest income, partially offset by $33 million of merger and restructuring charges related to the Sterling acquisition and an increase of $21 million in the provision for income taxes. Results of Sterling operations included in net income since July 28, 2011 totaled $30 million, excluding merger and restructuring charges. Net income per diluted common share was $0.51 in the third quarter 2011, compared to $0.33 for the same period one year ago.

Net income for the first nine months of 2011 was $297 million, an increase of $116 million from $181 million reported for the nine months ended September 30, 2010. The increase in net income for the nine months ended September 30, 2011 from the comparable 2010 period was primarily due to a $298 million decrease in the provision for credit losses ($289 million decrease in the provision for loan losses and a $9 million decrease in the provision for credit losses on lending-related commitments), partially offset by an increase of $79 million in the provision for income taxes, $38 million of merger and restructuring charges related to the Sterling acquisition and a decrease of $32 million in net interest income. Results of Sterling operations included in net income since July 28, 2011 totaled $30 million, excluding merger and restructuring charges. Net income attributable to common shares was $294 million for the first nine months of 2011, compared to $58 million for the same period one year ago. No preferred stock dividends were included in net income attributable to common shares for the nine months ended September 30, 2011, compared to $123 million of preferred stock dividends for the same period one year ago. The decrease in preferred stock dividends was due to the first quarter 2010 full redemption of $2.25 billion of preferred stock issued to the U.S. Treasury. Diluted net income per common share was $1.61 for the first nine months of 2011, compared to $0.34 for the comparable 2010 period.

Fourth Quarter 2011 Outlook

For the fourth quarter 2011, compared to the third quarter 2011, management expects the following, assuming a continuation of the current economic environment:

•

A low-single digit increase in average total loans, largely reflecting the impact of one additional month of Sterling. Period-end loans are expected to be relatively stable. In the fourth quarter 2011, loans in the National Dealer Services business line are expected to grow, Mortgage Banker Finance loan growth is expected to moderate, and loans in the Commercial Real Estate business line are expected to continue to decrease.

•	Average earning assets of approximately $54.5 billion, reflecting increases, primarily related to Sterling, in average loans and average investment securities available-for-sale.

•

An average net interest margin of about 3.15 percent, reflecting the benefit from an increase in mortgage-backed investment securities, one additional month of Sterling and lower excess liquidity, offset by a reduction in the accretion of the purchase discount on the acquired Sterling loan portfolio ($15 million to $20 million, compared to $27 million in the third quarter 2011).

•	Net credit-related charge-offs between $65 million and $75 million for the fourth quarter 2011. The provision for credit losses is expected to trend modestly lower from the third quarter 2011.

•

A mid-single digit decline in noninterest income in the fourth quarter 2011 compared to the third quarter 2011, primarily due to the impact of regulatory changes and no significant net securities gains expected in the fourth quarter 2011, partially offset by one additional month of Sterling noninterest income in the fourth quarter 2011.

•

Excluding merger and restructuring charges, a low- to mid-single digit increase in noninterest expenses in the fourth quarter 2011 compared to the third quarter 2011, primarily due to one additional month of Sterling expenses in the fourth quarter 2011.

•	Merger and restructuring charges of approximately $25 million, after-tax, ($40 million, pre-tax) recognized in the fourth quarter 2011.

•	Total acquisition synergies of approximately 35 percent of Sterling expenses, or about $56 million, with the majority realized in 2012.

•	For fourth quarter 2011, income tax expense to approximate 36 percent of income before income taxes less approximately $17 million in tax benefits.

•	Continue share repurchase program that, combined with dividend payments, results in a payout up to 50 percent of full-year 2011 earnings.

Net Interest Income

Net interest income was $423 million for the three months ended September 30, 2011, an increase of $19 million compared to $404 million for the same period in 2010. Sterling-related net interest income was $48 million for the three months ended September 30, 2011, which included accretion of the purchase discount on the acquired Sterling loan portfolio of $27 million. The increase in net interest income in the third quarter 2011, compared to the same period in 2010, resulted primarily from an increase in average earning assets, accretion of the purchase discount on the acquired Sterling loan portfolio, and the continued shift in funding sources toward lower-cost funds, partially offset by the maturity of interest rate swaps at positive spreads, maturities of higher-yield fixed-rate loans and decreases in LIBOR rates. The “Quarterly Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent” table of this financial review details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended September 30, 2011, compared to the same period in the prior year. Average earning assets increased $3.0 billion, or six percent, to $53.2 billion in the third quarter 2011, compared to $50.2 billion in the third quarter 2010, primarily due to increases of $1.8 billion, or 59 percent, in average interest-bearing deposits with banks and $1.3 billion, or 18 percent, in average investment securities available-for-sale, in part due to the addition of investment securities acquired from Sterling. The net interest margin (FTE) for the three months ended September 30, 2011 decreased five basis points to 3.18 percent, from 3.23 percent for the comparable period in 2010, as the accretion of the purchase discount on the Sterling acquired loan portfolio was more than offset by an increase in excess liquidity, the impacts of LIBOR-based loan rates declining faster than deposit rates, accelerated premium amortization due to increased prepayment activity on mortgage-backed investment securities, and the maturity of interest rate swaps at positive spreads. Accretion of the purchase discount on the acquired Sterling loan portfolio increased the net interest margin by 20 basis points in the third quarter 2011. The net interest margin was reduced by approximately 29 basis points and 19 basis points in the third quarters of 2011 and 2010, respectively, from excess liquidity. Excess liquidity was represented by $4.8 billion and $3.0 billion of average balances deposited with the Federal Reserve Bank (FRB) in the third quarters of 2011 and 2010, respectively, included in “interest-bearing deposits with banks” in the consolidated balance sheets.

Net interest income was $1.2 billion for both the nine-month periods ended September 30, 2011 and 2010. Net interest income in the nine months ended 2011, compared to the same period in 2010, remained unchanged as the benefit provided by accretion of the purchase discount on the acquired Sterling loan portfolio and the continued shift in funding sources toward lower-cost funds was offset by the impacts of a decrease in average earning assets, the maturity of interest rate swaps at positive spreads, maturities of higher-yield fixed-rate loans and decreases in LIBOR rates. The “Year-to-date Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent” table provides an analysis of net interest income for the first nine months of 2011 on a FTE basis, compared to the same period in the prior year. Average earning assets decreased $722 million, or one percent, to $50.9 billion for the nine months ended September 30, 2011, compared to $51.6 billion for the same period in the prior year, primarily due to a decrease of $1.1 billion, or three percent, in average loans, partially offset by an increase of $446 million, or six percent, in average investment securities available-for-sale. The net interest margin (FTE) for the nine months ended September 30, 2011 decreased four basis points to 3.19 percent, from 3.23 percent for the same period in 2010, primarily due to the same reasons cited in the quarterly discussion above, other than excess liquidity, which had no impact on the year-to-date change. Accretion of the purchase discount on the acquired Sterling loan portfolio of $27 million increased the net interest margin by seven basis points in the first nine months of 2011. Excess liquidity, represented by $3.5 billion and $3.6 billion of average balances deposited with the FRB in the first nine months of 2011 and 2010, respectively, reduced the net interest margin by approximately 22 basis points in both the nine month periods ended September 30, 2011 and 2010.

For further discussion of the effects of market rates on net interest income, refer to the “Market Risk” section of this financial review.

For the fourth quarter 2011, compared to the third quarter 2011, management expects an average net interest margin of about 3.15 percent, reflecting the benefit from an increase in mortgage-backed investment securities, one additional month of Sterling and lower excess liquidity, offset by a reduction in the accretion of the purchase discount on the acquired Sterling loan portfolio ($15 million to $20 million, compared to $27 million in the third quarter 2011).

Quarterly Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE)

	Three Months Ended
	September 30, 2011			September 30, 2010
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$22,127	$207	3.70%	$20,967	$203	3.84%
Real estate construction loans	1,699	23	5.28	2,625	21	3.19
Commercial mortgage loans	10,275	115	4.42	10,257	105	4.06
Residential mortgage loans	1,606	21	5.30	1,590	21	5.25
Consumer loans	2,292	20	3.56	2,421	21	3.53
Lease financing	936	8	3.46	1,064	10	3.69
International loans	1,163	11	4.01	1,178	12	3.89
Business loan swap income	—	—	—	—	7	—

Total loans (a)	40,098	405	4.01	40,102	400	3.96
Auction-rate securities available-for-sale	437	1	0.63	673	1	0.99
Other investment securities available-for-sale	7,721	54	2.87	6,233	54	3.54

Total investment securities available-for-sale	8,158	55	2.74	6,906	55	3.27
Federal funds sold and securities purchased under agreements to resell	—	—	0.44	13	—	0.31
Interest-bearing deposits with banks (b)	4,851	3	0.23	3,047	2	0.25
Other short-term investments	136	1	2.30	121	—	1.53

Total earning assets	53,243	464	3.47	50,189	457	3.64
Cash and due from banks	969			843
Allowance for loan losses	(814)			(1,003)
Accrued income and other assets	4,840			4,700

Total assets	$58,238			$54,729

Money market and NOW deposits	$19,595	13	0.25	$16,681	13	0.31
Savings deposits	1,659	—	0.14	1,377	1	0.08
Customer certificates of deposit	5,878	10	0.66	5,808	12	0.87

Total interest-bearing core deposits	27,132	23	0.33	23,866	26	0.43
Other time deposits	76	—	0.38	65	—	0.51
Foreign office time deposits	379	1	0.52	479	1	0.36

Total interest-bearing deposits	27,587	24	0.33	24,410	27	0.43
Short-term borrowings	204	—	0.08	208	—	0.35
Medium- and long-term debt	5,168	16	1.23	8,245	25	1.21

Total interest-bearing sources	32,959	40	0.47	32,863	52	0.63
Noninterest-bearing deposits	17,511			14,920
Accrued expenses and other liabilities	1,135			1,104
Total shareholders’ equity	6,633			5,842

Total liabilities and shareholders’ equity	$58,238			$54,729

Net interest income/rate spread (FTE)		$424	3.00		$405	3.01

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			0.18			0.22

Net interest margin (as a percentage of average earning assets) (FTE) (a) (b)			3.18%			3.23%

(a)	Accretion of the purchase discount on the acquired loan portfolio of $27 million increased the net interest margin by 20 basis points in the third quarter 2011.
(b)	Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 29 basis points in the third quarter of 2011 and by 19 basis points in the third quarter of 2010.

Quarterly Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended September 30, 2011/September 30, 2010
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Loans	$8	$(3)	$5
Investment securities available-for-sale	(10)	10	—
Interest-bearing deposits with banks	—	1	1
Other short-term investments	—	1	1

Total earning assets	(2)	9	7
Interest-bearing deposits	(5)	2	(3)
Medium- and long-term debt	—	(9)	(9)

Total interest-bearing sources	(5)	(7)	(12)

Net interest income/rate spread (FTE)	$3	$16	$19

(a)	Rate/Volume variances are allocated to variances due to volume.

Year-to-Date Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE)

	Nine Months Ended
	September 30, 2011			September 30, 2010
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$21,769	$603	3.70%	$20,963	$614	3.92%
Real estate construction loans	1,918	59	4.12	2,997	69	3.08
Commercial mortgage loans	9,902	306	4.12	10,338	321	4.15
Residential mortgage loans	1,577	63	5.34	1,610	65	5.37
Consumer loans	2,272	59	3.47	2,450	65	3.55
Lease financing	960	25	3.53	1,100	31	3.72
International loans	1,212	35	3.89	1,233	37	3.96
Business loan swap income	—	1	—	—	24	—

Total loans (a)	39,610	1,151	3.88	40,691	1,226	4.02
Auction-rate securities available-for-sale	497	3	0.75	789	6	1.04
Other investment securities available-for-sale	7,131	168	3.20	6,393	172	3.66

Total investment securities available-for-sale	7,628	171	3.03	7,182	178	3.36
Federal funds sold and securities purchased under agreements to resell	2	—	0.33	5	—	0.38
Interest-bearing deposits with banks (b)	3,555	7	0.24	3,641	7	0.25
Other short-term investments	128	2	2.14	126	1	1.64

Total earning assets	50,923	1,331	3.50	51,645	1,412	3.66
Cash and due from banks	908			809
Allowance for loan losses	(860)			(1,033)
Accrued income and other assets	4,555			4,737

Total assets	$55,526			$56,158

Money market and NOW deposits	$18,539	36	0.26	$16,035	38	0.32
Savings deposits	1,516	1	0.11	1,397	1	0.07
Customer certificates of deposit	5,666	30	0.70	5,968	42	0.94

Total interest-bearing core deposits	25,721	67	0.35	23,400	81	0.46
Other time deposits	26	—	0.38	409	9	3.04
Foreign office time deposits	402	2	0.51	462	1	0.27

Total interest-bearing deposits	26,149	69	0.35	24,271	91	0.50
Short-term borrowings	137	—	0.15	230	—	0.24
Medium- and long-term debt	5,702	50	1.17	9,521	76	1.06

Total interest-bearing sources	31,988	119	0.50	34,022	167	0.65
Noninterest-bearing deposits	16,259			14,922
Accrued expenses and other liabilities	1,129			1,080
Total shareholders' equity	6,150			6,134

Total liabilities and shareholders' equity	$55,526			$56,158

Net interest income/rate spread (FTE)		$1,212	3.00		$1,245	3.01

FTE adjustment		$3			$4

Impact of net noninterest-bearing sources of funds			0.19			0.22

Net interest margin (as a percentage of average earning assets) (FTE) (a) (b)			3.19%			3.23%

(a)	Accretion of the purchase discount on the acquired loan portfolio of $27 million increased the net interest margin by seven basis points year-to-date 2011.
(b)	Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 22 basis points both year-to-date 2011 and 2010.

Year-to-Date Analysis of Net Interest Income & Rate/Volume – Fully Taxable Equivalent (FTE)

	Nine Months Ended September 30, 2011/September 30, 2010
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Loans	$(40)	$(35)	$(75)
Investment securities available-for-sale	(23)	16	(7)
Other short-term investments	1	—	1

Total earning assets	(62)	(19)	(81)
Interest-bearing deposits	(24)	2	(22)
Medium- and long-term debt	8	(34)	(26)

Total interest-bearing sources	(16)	(32)	(48)

Net interest income/rate spread (FTE)	$(46)	$13	$(33)

(a)	Rate/Volume variances are allocated to variances due to volume.

Provision for Credit Losses

The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments. The provision for loan losses was $38 million for the third quarter 2011, compared to $122 million for the same period in 2010. The provision for loan losses for the first nine months of 2011 was $134 million, compared to $423 million for the same period in 2010. The Corporation establishes this provision to maintain an adequate allowance for loan losses, which is discussed under the “Credit Risk” subheading in the “Risk Management” section of this financial review. Loans acquired from Sterling in the third quarter 2011 were initially recorded at fair value with no carryover of any allowance for loan losses. For Sterling loans not deemed impaired at acquisition, a provision for loan losses is recorded only to the extent the estimated loss exceeds any remaining purchase discounts. For purchased credit-impaired (PCI) loans, an impairment charge to the provision may be required if there is a decrease in expected cash flows. No provision for loan losses was recorded for loans acquired from Sterling in the third quarter 2011. The decreases of $84 million and $289 million in the provision for loan losses in the three- and nine-month periods ended September 30, 2011, respectively, when compared to the same periods in 2010, resulted primarily from improvements in credit quality. Improvements in credit quality included a decline in the Corporation’s watch list loans of $573 million, to $5.0 billion, from December 31, 2010 to September 30, 2011. Excluding loans acquired from Sterling, watch list loans declined $978 million during the nine-month period ended September 30, 2011. The Corporation’s internal watch list is generally consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Additional indicators of improved credit quality included a decrease in the inflow to nonaccrual (based on an analysis of nonaccrual loans with book balances greater than $2 million) of $160 million and a decrease in net credit-related charge-offs of $55 million in the three-month period ended September 30, 2011, compared to the same period in the prior year.

Growth in the U.S. economy has been weak during the first nine months of 2011. Fortunately, the outlook for fourth quarter 2011 domestic economic conditions appears better than it did earlier in the year, even as conditions in the euro-zone appear to have worsened. Real gross domestic product (GDP) growth for the first half of 2011 averaged 0.8 percent. For the second half of the year it is expected to average close to 2.0 percent. The low-growth expansion in the U.S. is generating too few new jobs to bring the unemployment rate down. The year began with a 9.0 percent U.S. unemployment rate and will finish the year at nearly the same rate. Looking ahead to 2012, the probability of relapsing back into recession remains near 50 percent. However, many of the excesses that led to the “Great Recession” of 2008 and 2009, such as inflated home values, swollen manufacturing payrolls and elevated inventory levels, have already been wrung out of the system. The Corporation expects economic conditions in 2012 to remain challenging, but positive overall, as the low-growth expansion continues with real U.S. GDP growth averaging 2.3 percent for the year. Texas should continue to show forward momentum in this low-growth environment. Sufficient demand for Texas’ exports plus stable oil prices should allow for ongoing moderate job creation. The Michigan economy should be supported by moderately improving demand for automobiles. Recent gains to Michigan manufacturing employment will likely ease in the year ahead as demand remains within the range of existing productive capabilities. California continues to benefit from its growing high tech sector; however, weak house prices remain a fundamental drag in many parts of the state.

Net loan charge-offs for the third quarter 2011 decreased $55 million to $77 million, or 0.77 percent of average loans outstanding, compared to $132 million, or 1.32 percent for the third quarter 2010. The decrease in net loan charge-offs in the third quarter 2011, compared to the third quarter 2010, consisted primarily of decreases in net loan charge-offs in the Commercial Real Estate ($39 million), Middle Market ($13 million) and Specialty Businesses ($9 million) business lines, partially offset by an increase in the Small Business ($9 million) business line. By geographic market, net loan charge-offs decreased in all primary markets in the third quarter 2011, compared to the same period in 2010, with the largest decreases noted in the Midwest ($27 million) and Western ($27 million) markets.

Net loan charge-offs for the first nine months of 2011 were $268 million, compared to $451 million for the same period in 2010. The $183 million decrease in net loan charge-offs for the first nine months of 2011, compared to the same period in 2010, consisted primarily of decreases in net loan charge-offs in the Commercial Real Estate ($137 million), Middle Market ($27 million) and Specialty Businesses ($26 million) business lines, partially offset by an increase in the Global Corporate Banking business line ($7 million). By geographic market, net loan charge-offs decreased in all markets, with the exception of Florida, for the nine-month period ended September 30, 2011, compared to the same period in 2010, with the largest decreases noted in the Western ($86 million), Midwest ($43 million), Other Markets ($31 million), and Texas ($25 million) markets. In the Florida market, net loan charge-offs increased $6 million, primarily due to increases in the Private Banking and Middle Market business lines.

The provision for credit losses on lending-related commitments increased $3 million to a benefit of $3 million for the three months ended September 30, 2011, compared to a benefit of $6 million in the same period in the prior year. The provision for credit losses on lending-related commitments decreased $9 million to a benefit of $8 million for the nine months ended September 30, 2011, compared to a provision of $1 million for the comparable periods in 2010. The decrease in provision for the nine months ended September 30, 2011, compared to the same period of 2010 resulted primarily from improved credit quality in unfunded commitments in the Midwest, Western and Texas markets. The Corporation establishes this provision to maintain an adequate allowance to cover probable credit losses inherent in lending-related commitments, which is discussed under the “Credit Risk” subheading in the “Risk Management” section of this financial review. The Corporation recorded a purchase discount for lending-related commitments acquired from Sterling. A provision for credit losses will not be recorded on Sterling lending-related commitments until the required allowance exceeds the remaining purchase discount. No provision was recorded for Sterling lending-related commitments during the third quarter 2011. Lending-related commitment charge-offs were insignificant in both the three- and nine-month periods ended September 30, 2011 and 2010.

An analysis of allowance for credit losses and nonperforming assets is presented under the “Credit Risk” subheading in the “Risk Management” section of this financial review.

Management expects net credit-related charge-offs between $65 million and $75 million for the fourth quarter 2011. The provision for credit losses is expected to trend modestly lower from the third quarter 2011.

Noninterest Income

Noninterest income was $201 million for the three months ended September 30, 2011, an increase of $15 million, or seven percent, compared to $186 million for the same period in 2010. The increase resulted primarily from $16 million of Sterling noninterest income included in the three months ended September 30, 2011, which included $11 million of net securities gains and $5 million of core noninterest income, principally fee-related. Sterling legacy securities were sold in the third quarter 2011 to reposition the acquired portfolio to more closely match the mix of the Corporation’s portfolio.

Noninterest income was $610 million for the first nine months of 2011, an increase of $36 million, or six percent, compared to the same period in 2010, resulting primarily from increases in net securities gains ($15 million), primarily due to gains from sales of Sterling legacy securities as discussed above, net income from principal investing and warrants ($13 million) and risk management hedge gains ($5 million).

Management expects a mid-single digit decline in noninterest income in the fourth quarter 2011 compared to the third quarter 2011, primarily due to the impact of regulatory changes and no significant net securities gains expected in the fourth quarter 2011, partially offset by one additional month of Sterling noninterest income in the fourth quarter 2011.

Noninterest Expenses

Noninterest expenses were $460 million for the three months ended September 30, 2011, an increase of $58 million, or 14 percent, from $402 million for the comparable period in 2010, resulting primarily from merger and restructuring charges ($33 million), noninterest expenses from the addition of Sterling operations ($18 million, including $10 million of salaries and employee benefits expenses) and an increase in litigation and operational losses ($6 million), partially offset by a decrease in FDIC insurance expense ($6 million).

Noninterest expenses were $1.3 billion for the first nine months of 2011, an increase of $81 million, or seven percent, compared to $1.2 billion for the comparable period in 2010. The increase in noninterest expense resulted primarily from an increase in salaries and employee benefits expenses ($47 million, including $10 million from Sterling), merger and restructuring charges ($38 million), other noninterest expenses from the addition of Sterling operations ($8 million), and an increase in litigation and operational losses ($11 million), partially offset by decreases in FDIC insurance expense ($12 million) and the provision for credit losses on lending-related commitments ($9 million). The increase in salaries and employee benefits expenses reflected the addition of Sterling ($10 million) and increases in incentive compensation ($16 million), pension expense ($13 million) and share-based compensation ($5 million).

The Corporation committed to a restructuring plan in connection with the completion of the acquisition of Sterling. The restructuring plan, which is expected to be substantially completed by December 31, 2012, is intended to streamline operations across the combined organization. The restructuring plan is expected to result in cumulative costs of approximately $125 million through the end of the plan, primarily encompassing facilities and contract termination charges, systems integration and related charges, severance and other employee-related charges and transaction-related costs. The Corporation recognized merger and restructuring charges of $33 million and $38 million for the three- and nine-month periods ended September 30, 2011, respectively, recorded in “merger and restructuring charges” in the consolidated statements of income. Merger and restructuring charges include the incremental costs to integrate the operations of Sterling and do not reflect the costs of the fully integrated combined organization.

Excluding merger and restructuring charges, management expects a low- to mid-single digit increase in noninterest expenses in the fourth quarter 2011 compared to the third quarter 2011, primarily due to one additional month of Sterling expenses in the fourth quarter 2011. Management expects merger and restructuring charges of approximately $25 million, after-tax, ($40 million, pre-tax) to be recognized in the fourth quarter 2011. Total acquisition synergies of approximately 35 percent of Sterling expenses, or about $56 million, are expected, with the majority realized in 2012.

Provision for Income Taxes

The provision for income taxes for the third quarter 2011 was $28 million, compared to $7 million for the same period in 2010. The $21 million increase in the provision for income taxes in the three-month period ended September 30, 2011, compared to the same period in 2010, was primarily due to an increase in income before taxes during the same period.

For the first nine months of 2011, the provision for income taxes was $104 million, an increase of $79 million compared to the same period in 2010. The increase in the provision for income taxes was primarily due to an increase in income before taxes during the same period and a $19 million charge related to a final settlement agreement with the Internal Revenue Service involving the repatriation of foreign earnings on a structured investment transaction, partially offset by a release of tax reserves of $9 million due to the Corporation’s participation in a recently enacted State of California voluntary compliance initiative.

Net deferred tax assets were $351 million at September 30, 2011, compared to $383 million at December 31, 2010, a decrease of $32 million, resulting primarily from a reduction in deferred tax assets due to a decrease in the allowance for loan losses and an increase in unrealized gains recognized in other comprehensive income, partially offset by an increase in deferred tax assets due to the acquisition of Sterling. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed at both September 30, 2011 and December 31, 2010. This conclusion was based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events. For further information on income taxes, refer to Note 13 to these unaudited consolidated financial statements.

For fourth quarter 2011, management expects income tax expense to approximate 36 percent of income before income taxes less approximately $17 million in tax benefits.

Income from Discontinued Operations, Net of Tax

In the first nine months of 2011, there was no income from discontinued operations, net of tax. Income from discontinued operations, net of tax, for the first nine months of 2010 was $17 million, reflecting a first quarter after-tax gain from the cash settlement of a note receivable related to the 2006 sale of an investment advisory subsidiary. For further information on the cash settlement of the note and discontinued operations, refer to Note 16 to these unaudited consolidated financial statements.

Business Segments

The Corporation’s operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance Division. Note 15 to these unaudited consolidated financial statements presents financial results of these business segments for the nine months ended September 30, 2011 and 2010. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 15 to these unaudited consolidated financial statements and Note 23 to the consolidated financial statements in the Corporation’s 2010 Annual Report.

The following table presents net income (loss) by business segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2011		2010
Business Bank	$522	92%	$355	103%
Retail Bank	14	2	(17)	(5)
Wealth Management	37	6	7	2

	573	100%	345	100%
Finance	(255)		(175)
Other (a)	(21)		11

Total	$297		$181

(a)	Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division.

The Business Bank’s net income of $522 million increased $167 million in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Net interest income (FTE) of $1.0 billion increased $17 million in the nine months ended September 30, 2011 compared to the same period in the prior year, primarily due to $13 million in accretion of the purchase discount on the Sterling acquired loan portfolio, an increase in loan spreads and the benefit provided by an increase of $2.1 billion in average deposits, partially offset by a decrease of $753 million in average loans. The provision for loan losses of $44 million decreased $233 million from the comparable period in the prior year, primarily reflecting decreases in the Commercial Real Estate (in all markets) and Middle Market (primarily in the Other Markets and Midwest markets) business lines. Net credit-related charge-offs of $166 million decreased $185 million from the comparable period in the prior year, primarily due to decreases in net charge-offs in the Commercial Real Estate and Middle Market business lines. Noninterest income of $232 million increased $10 million from the comparable prior year period, primarily due to increases in warrant income ($8 million) and customer derivative income ($6 million), partially offset by a decrease in investment banking fees ($5 million). Noninterest expenses of $479 million increased $4 million from the same period in the prior year, primarily due to increases in allocated corporate overhead expense ($16 million), outside processing fees ($5 million) and nominal increases in other noninterest expense categories, partially offset by decreases in net processing charges ($16 million) and the provision for credit losses on lending-related commitments ($6 million). The addition of Sterling operations increased noninterest expenses $5 million. The provision for income taxes (FTE) of $233 million for the nine month period ended September 30, 2011 increased $89 million, compared to $144 million for the comparable period the prior year, primarily resulting from an increase in income before income taxes.

Net income for the Retail Bank was $14 million in the nine months ended September 30, 2011, compared to a net loss of $17 million in the nine months ended September 30, 2010. Net interest income (FTE) of $454 million increased $57 million from the comparable period in the prior year, primarily due to $13 million in accretion of the purchase discount on the Sterling acquired loan portfolio, an increase in loan and deposit spreads and the benefit provided by an increase of $1.4 billion in average deposits, partially offset by a decrease of $252 million in average loans. The provision for loan losses decreased $11 million from the comparable period in the prior year, reflecting a decrease in the Small Business business line (primarily the Midwest market), partially offset by an increase in the Personal Banking business line (primarily the Midwest market). Net credit-related charge-offs of $74 million decreased $8 million from the comparable period in the prior year. Noninterest income of $135 million increased $4 million from the comparable prior year period, primarily due to nominal increases in several noninterest income categories. Noninterest expenses of $499 million increased $19 million from the same period in the prior year, primarily due to an increase in allocated corporate overhead expenses ($10 million) and salaries and benefit expenses ($10 million). The addition of Sterling operations increased noninterest expenses $10 million, including $3 million of allocated corporate overhead expenses and $4 million of salaries and benefits expenses.

Wealth Management’s net income of $37 million increased $30 million in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Net interest income (FTE) of $137 million increased $9 million from the comparable period in the prior year, primarily due to increases in loan and deposit spreads. The provision for loan losses decreased $39 million from the comparable period in the prior year, primarily reflecting decreases in the Midwest and Western markets. Net credit-related charge-offs of $28 million decreased $6 million from the comparable period in the prior year, primarily due to a decrease in the Western market, partially offset by an increase in the Florida market. Noninterest income of $184 million increased $3 million from the comparable period in the prior year, primarily due to nominal increases in various noninterest income categories. Noninterest expenses of $232 million increased $2 million, primarily due to an increase in allocated corporate overhead expenses ($5 million), partially offset by nominal decreases in various noninterest expense categories.

The net loss for the Finance Division was $255 million in the nine months ended September 30, 2011, compared to a net loss of $175 million in the nine months ended September 30, 2010. Net interest expense (FTE) increased $138 million in the nine months ended September 30, 2011, compared to the same period in the prior year. The increase in net interest expense (FTE) in the Finance Division was primarily due to the increase in average deposits in the three major business segments. The Corporation’s internal funds transfer methodology is designed to centralize interest rate risk in the Finance Division and to measure profitability across all interest rate environments. To that end, the Finance Division pays the three major business segments for the long-term value of deposits based on their assumed lives. The three major business segments pay the Finance Division for funding based on the repricing and term characteristics of their loans. Noninterest income increased $15 million from the comparable period in the prior year, primarily due to $11 million in gains on the sale of investment securities, primarily due to gains from sales of Sterling legacy securities, and a $5 million increase in risk management hedge income. Noninterest expenses increased $2 million from the same period in the prior year, primarily due to a $3 million increase in salaries expense. The benefit for income taxes (FTE) of $152 million increased $45 million, compared to a benefit of $107 million for the comparable period in the prior year, primarily resulting from the decrease in income before income taxes.

The Other category’s net income decreased $32 million to a net loss of $21 million in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The decrease in net income primarily reflected $38 million in restructuring charges related to the Sterling acquisition and a $17 million after-tax discontinued operations gain recorded in the first quarter 2010, partially offset by a $5 million increase in net income from principal investing and warrants.

Market Segments

The Corporation’s management accounting system also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. Note 15 to these unaudited consolidated financial statements contains a description and presents financial results of these market segments for the nine months ended September 30, 2011 and 2010.

The following table presents net income (loss) by market segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2011		2010
Midwest	$174	30%	$138	40%
Western	150	26	73	21
Texas	126	22	54	15
Florida	(8)	(1)	(14)	(4)
Other Markets	92	16	51	15
International	39	7	43	13

	573	100%	345	100%
Finance & Other (a)	(276)		(164)

Total	$297		$181

(a)	Includes discontinued operations and items not directly associated with the market segments.

The Midwest market’s net income of $174 million increased $36 million in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Net interest income (FTE) of $607 million decreased $6 million from the comparable period in the prior year, primarily due to a $600 million decrease in average loans and a decrease in loan spreads, partially offset by an increase in deposit spreads and the benefit provided by a $743 million increase in average deposits. The provision for loan losses decreased $81 million, reflecting decreases in the Middle Market, Commercial Real Estate, Private Banking and Small Business business lines, partially offset by an increase in the Global Corporate Banking business line. Net credit-related charge-offs of $115 million decreased $44 million from the comparable period in the prior year, primarily due to decreases in net charge-offs in the Commercial Real Estate, Specialty Businesses, and Middle Market business lines, partially offset by an increase in the Global Corporate Banking business line. Noninterest income of $296 million decreased $2 million from the comparable period in the prior year, as a $5 million decrease in service charges on deposit accounts was partially offset by nominal increases in various noninterest income categories. Noninterest expenses of $555 million increased $7 million from the same period in the prior year, primarily due to an increase in allocated corporate overhead expenses ($12 million), partially offset by a decrease in the provision for credit losses on lending-related commitments ($6 million). The provision for income taxes (FTE) of $103 million for the nine month period ended September 30, 2011, increased $30 million, compared to the same period in the prior year, primarily resulting from an increase in income before income taxes.

The Western market’s net income of $150 million increased $77 million in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Net interest income (FTE) of $495 million increased $13 million from the comparable prior year period, primarily due to an increase in loan and deposit spreads and the benefit provided by a $669 million increase in average deposits, partially offset by a $646 million decrease in average loans. The provision for loan losses decreased $93 million, primarily reflecting decreases in the Commercial Real Estate, Specialty Businesses and Private Banking business lines. Net credit-related charge-offs of $84 million decreased $86 million from the comparable period in the prior year, primarily due to a decrease in net charge-offs in the Commercial Real Estate business line. Noninterest income of $106 million increased $6 million from the comparable period in the prior year, primarily due to an increase in net income from principal investing and warrants ($7 million). Noninterest expenses of $322 million decreased $2 million from the comparable period in the prior year, primarily due to decreases in other real estate expense ($6 million) and nominal decreases in other noninterest expense categories, partially offset by an increase in allocated corporate overhead expenses ($8 million). The provision for income taxes (FTE) of $85 million for the nine month period ended September 30, 2011, increased $37 million, compared to $48 million for the comparable period in the prior year, primarily resulting from an increase in income before income taxes.

The Texas market’s net income increased $72 million to $126 million in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Net interest income (FTE) of $319 million increased $81 million from the comparable period in the prior year, primarily due to an increase in loan spreads, the benefit provided by an increase of $1.7 billion in average deposits and $790 million in average loans, and $26 million in accretion of the purchase discount on the acquired Sterling loan portfolio. The acquisition of Sterling contributed $769 million and $457 million of the increases in average deposits and loans, respectively. The provision for loan losses decreased $38 million, primarily reflecting a decrease in the Commercial Real Estate business line. Net credit-related charge-offs of $13 million decreased $25 million from the comparable period in the prior year, primarily due to a decrease in the Commercial Real Estate business line. Noninterest income of $77 million increased $13 million from the comparable period in the prior year, primarily due to nominal increases in several noninterest income categories. The addition of Sterling operations increased noninterest income $4 million. Noninterest expenses of $204 million increased $18 million from the comparable period in the prior year primarily due to increases in allocated corporate overhead expenses ($8 million) and salaries and benefits expenses ($8 million). The addition of Sterling operations increased noninterest expenses $16 million, including $5 million of allocated corporate overhead expenses and $6 million of salaries and benefits expenses. The provision for income taxes (FTE) of $71 million for the nine month period ended September 30, 2011, increased $42 million, compared to $29 million for the comparable period the prior year, primarily resulting from an increase in income before income taxes.

The net loss in the Florida market was $8 million in the nine months ended September 30, 2011, compared to a net loss of $14 million in the nine months ended September 30, 2010. Net interest income (FTE) of $34 million increased $3 million from the comparable period in the prior year, primarily due to an increase in loan spreads. The provision for loan losses decreased $8 million, primarily reflecting a decrease in the Commercial Real Estate business line, partially offset by an increase in the Middle Market business line. Net credit-related charge-offs of $28 million increased $5 million from the comparable period in the prior year, primarily due to increases in the Middle Market and Private Banking business lines. Noninterest income of $11 million was unchanged from the comparable period in the prior year. Noninterest expenses of $36 million increased $2 million from the comparable period in the prior year, primarily due to nominal increases in several noninterest expense categories.

The Other Markets’ net income increased $41 million, to $92 million, in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Net interest income (FTE) of $123 million decreased $11 million from the comparable period in the prior year, primarily due to a $700 million decrease in average loans, partially offset by an increase in loan and deposit spreads and the benefit provided by a $249 million increase in average deposits. The provision for loan losses decreased $70 million, primarily reflecting decreases in the Middle Market and Commercial Real Estate business lines. Net credit-related charge-offs of $26 million decreased $30 million from the comparable period in the prior year, primarily due to decreases in net charge-offs in the Commercial Real Estate and Middle Market business lines. Noninterest income of $34 million decreased $1 million from the comparable period in the prior year, primarily due to a decrease in investment banking fees ($5 million), partially offset by nominal increases in several noninterest income categories. Noninterest expenses of $65 million decreased $3 million from the comparable period in the prior year. The benefit for income taxes (FTE) of $9 million for the nine month period ended September 30, 2011, decreased $20 million, compared to a benefit of $29 million for the comparable period in the prior year, primarily due to an increase in income before income taxes.

The International market’s net income decreased $4 million to $39 million in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Net interest income (FTE) of $59 million increased $3 million from the comparable period in the prior year, primarily due to increases of $317 million in average deposits and $92 million in average loans, partially offset by a decline in loan spreads. The provision for loan losses increased $7 million to a benefit of $3 million in the nine months ended September 30, 2011, compared to a benefit of $10 million for the same period in 2010. Noninterest income of $27 million increased $1 million from the comparable period in the prior year. Noninterest expenses of $28 million increased $3 million from the comparable period in the prior year.

The net loss for Finance & Other Businesses was $276 million in the nine months ended September 30, 2011, compared to a net loss of $164 million in the nine months ended September 30, 2010. The $112 million increase in net loss was due to the same reasons noted in the Finance Division and the Other category discussions under the “Business Segments” heading above.

The following table lists the number of the Corporation’s banking centers by market segment.

	September 30,
	2011	2010
Midwest (Michigan)	218	217
Western:
California	104	102
Arizona	17	17

Total Western	121	119
Texas	151	94
Florida	11	10
International	1	1

Total	502	441

Financial Condition

Total assets increased $7.2 billion to $60.9 billion at September 30, 2011, compared to $53.7 billion at December 31, 2010, reflecting increases of $2.8 billion in interest-bearing deposits with banks, $2.2 billion in investment securities available-for-sale, and $989 million in total loans. September 30, 2011 total assets included $4.7 billion related to Sterling, including $810 million of interest-bearing deposits with banks, $690 million of investment securities available-for-sale, $2.0 billion of total loans and $485 million of goodwill, included in “accrued income and other assets” on the consolidated balance sheets. On an average basis, total assets increased $4.5 billion in the third quarter 2011, compared to the fourth quarter 2010, resulting primarily from increases of $3.0 billion in average interest-bearing deposits with banks and $1.0 billion in average investment securities available-for-sale. Sterling, acquired on July 28, 2011, added $3.3 billion to third quarter 2011 average total assets, including $1.4 billion of loans, $700 million of investment securities and $467 million of interest-bearing deposits.

The following tables show the change in average loans by business line and geographic market in the third quarter 2011, compared to the fourth quarter 2010.

	Three Months Ended
	September 30,	December 31,		Percent
(dollar amounts in millions)	2011	2010	Change	Change
Average Loans By Business Line:
Middle Market	$11,921	$11,770	$151	1%
Commercial Real Estate	4,425	4,740	(315)	(7)
Global Corporate Banking	4,889	4,344	545	13
National Dealer Services	3,115	3,763	(648)	(17)
Specialty Businesses (a)	5,599	5,330	269	5

Total Business Bank	29,949	29,947	2	—
Small Business	3,703	3,407	296	9
Personal Financial Services	1,786	1,785	1	—

Total Retail Bank	5,489	5,192	297	6
Private Banking	4,652	4,820	(168)	(3)

Total Wealth Management	4,652	4,820	(168)	(3)
Finance/Other	8	40	(32)	(79)

Total loans	$40,098	$39,999	$99	—%

Average Loans By Geographic Market:
Midwest	$13,873	$14,219	$(346)	(2)%
Western	11,889	12,497	(608)	(5)
Texas	8,145	6,435	1,710	27
Florida	1,477	1,612	(135)	(8)
Other Markets	3,075	3,651	(576)	(16)
International	1,631	1,545	86	6
Finance/Other	8	40	(32)	(79)

Total loans	$40,098	$39,999	$99	—%

(a)	Includes Energy, Technology and Life Sciences, Mortgage Banker Finance, Leasing, Entertainment and Financial Services Division

Average loans increased $99 million to $40.1 billion in the third quarter 2011, compared to the fourth quarter 2010, resulting primarily from the addition of $1.4 billion of average loans acquired from Sterling. By business line, increases in average loans in the Global Corporate Banking ($545 million), Energy Lending ($357 million) (included in Specialty Businesses), Small Business ($296 million), Technology and Life Sciences ($184 million) (included in Specialty Businesses) and Middle Market ($151 million) business lines were largely offset by decreases in the National Dealer Services, ($648 million), Commercial Real Estate ($315 million), Mortgage Banker Finance ($178 million) (included in Specialty Businesses), Private Banking ($168 million) and Leasing ($125 million) (included in Specialty Business) business lines. The addition of loans acquired from Sterling primarily increased average loans in the Commercial Real Estate ($590 million), Small Business ($463 million) and Personal Financial Services ($156 million) business lines in the third quarter 2011. The decrease in average loans in the National Dealer Services business line primarily reflected the impact of supply-chain disruptions related to the earthquake and tsunami in Japan in March 2011. Average loans in the Commercial Real Estate business line continued to decline, reflecting ongoing payment activity and the continued workout of the nonperforming portfolio, as well as the ability of customers to access external sources of long-term refinancing. Mortgage Banker Finance provides short-term financing to borrowers in the mortgage banking industry who originate and refinance residential mortgage loans which they subsequently sell in the secondary market (mortgage warehousing loans). Average loans in Mortgage Banker Finance declined primarily as a result of the decline in consumer refinance volumes experienced in the first quarter 2011. Changes in average loans by geographic market are displayed in the table above. Loans acquired from Sterling increased average loans $1.4 billion in the Texas market in the third quarter 2011.

Management expects average earning assets of approximately $54.5 billion for the fourth quarter 2011, reflecting increases, primarily related to one additional month of Sterling, in average loans and average investment securities available-for-sale, compared to third quarter 2011. Management expects a low-single digit increase in average total loans, largely reflecting the impact of one additional month of Sterling. Period-end loans are expected to be relatively stable. In the fourth quarter 2011, loans in the National Dealer Services business line are expected to grow, Mortgage Banker Finance loan growth is expected to moderate, and loans in the Commercial Real Estate business line are expected to continue to decrease.

Total liabilities increased $6.1 billion to $53.9 billion at September 30, 2011, compared to December 31, 2010, primarily due to a $7.0 billion increase in total deposits, in part from the addition of $3.6 billion in total deposits acquired from Sterling, partially offset by a $1.1 billion decrease in medium- and long-term debt. On an average basis, total liabilities increased $3.7 billion in the third quarter 2011, compared to the fourth quarter 2010, primarily due to a $4.7 billion increase in average deposits, in part from the addition of $2.5 billion in average deposits acquired from Sterling, partially offset by a $1.0 billion decrease in medium- and long-term debt. Average core deposits, which exclude other time deposits and foreign office time deposits, were $44.6 billion for the third quarter 2011, compared to $39.9 billion for the fourth quarter 2010, primarily reflecting increases of $2.3 billion in money market and NOW deposits and $1.9 billion in noninterest-bearing deposits. Within average core deposits, changes from the fourth quarter 2010 to the third quarter 2011 included average deposits acquired from Sterling ($2.5 billion) and increases in average deposits in the Global Corporate Banking ($1.1 billion), Specialty Businesses ($700 million), Private Banking ($468 million), Personal Banking ($350 million) and Small Business ($252 million) business lines, partially offset by a decrease in the Middle Market business line ($454 million). By geographic market, average core deposits increased in all major markets in the third quarter 2011, compared to the fourth quarter 2010.

Capital

Total shareholders’ equity increased $1.2 billion to $7.0 billion at September 30, 2011, compared to December 31, 2010, primarily due to the retention of earnings and the issuance of equity in connection with the Sterling acquisition. The following table presents a summary of changes in total shareholders’ equity for the nine months ended September 30, 2011.

(in millions)
Balance at January 1, 2011		$5,793
Retention of earnings (net income less cash dividends declared)		242
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$133
Cash flow hedges	(2)
Defined benefit and other postretirement plans	28

Total change in accumulated other comprehensive income (loss)		159
Acquisition of Sterling Bancshares, Inc.		803
Repurchase of common stock		(75)
Share-based compensation		29

Balance at September 30, 2011		$6,951

On November 16, 2010, the Board of Directors authorized the Corporation to repurchase up to 12.6 million shares of Comerica Incorporated outstanding common stock, and authorized the purchase of up to all 11.5 million of Comerica Incorporated’s original outstanding warrants, which expire November 14, 2018. There is no expiration date for the Corporation’s share repurchase program. For further information regarding the repurchase program, refer to Note 14 to the consolidated financial statements in the Corporation’s 2010 Annual Report. The following table summarizes the Corporation’s repurchase activity during the nine months ended September 30, 2011.

(shares in thousands)	Total Number of Shares and Warrants Purchased (a)	Average Price Paid Per Share	Average Price Paid Per Warrant (b)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (c)
Total first quarter 2011	548	$39.40	$—	400	23,656

Total second quarter 2011	3	37.27	—	—	23,656

July 2011	4	34.16	—	—	23,656
August 2011	1,454	26.21	—	1,454	22,202
September 2011	695	23.60	—	670	21,532

Total third quarter 2011	2,153	25.38	—	2,124	21,532

Total 2011	2,704	$28.24	$—	2,524	21,532

(a)	Included approximately 28 thousand shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan. These transactions are not considered part of the Corporation's repurchase program.
(b)	The Corporation made no repurchases of warrants under the repurchase program during the nine months ended September 30, 2011.
(c)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

Management expects to continue the share repurchase program that, when combined with dividend payments, results in a payout up to 50 percent of full-year 2011 earnings.

Risk-based regulatory capital standards are designed to make regulatory capital requirements more sensitive to differences in credit risk profiles among banking institutions and to account for off-balance sheet exposure. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. As shown in the table below, the Tier 1 common capital, Tier 1 risk-based capital, total risk-based capital and leverage ratios increased from December 31, 2010 to September 30, 2011. The tangible common equity ratio decreased 11 basis points primarily due to an increase in intangible assets due to the acquisition of Sterling.

The Corporation’s capital ratios exceeded minimum regulatory requirements as follows:

	September 30, 2011		December 31, 2010
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (a) (b)	$6,511	10.57%	$6,027	10.13%
Tier 1 risk-based (4.00% – minimum) (b)	6,560	10.65	6,027	10.13
Total risk-based (8.00% – minimum) (b)	9,141	14.84	8,651	14.54
Leverage (3.00% – minimum) (b)	6,560	11.41	6,027	11.26
Tangible common equity (a)	6,280	10.43	5,637	10.54

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
(b)	September 30, 2011 capital and ratios are estimated.

At September 30, 2011, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (Tier 1 risk-based capital, total risk-based capital and leverage ratios greater than six percent, 10 percent and five percent, respectively).

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

Credit Risk

Allowance for Credit Losses and Nonperforming Assets

The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for loan losses represents management’s assessment of probable, estimable losses inherent in the Corporation’s loan portfolio. The allowance for loan losses includes specific allowances, based on individual evaluations of certain loans and loan relationships, and allowances for pools of loans with similar risk characteristics for the remaining business and retail loans. The Corporation defines business loans as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. Retail loans consist of traditional residential mortgage, home equity and other consumer loans. Loans acquired from Sterling were initially recorded at fair value, which included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses was recorded for these loans. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount. At September 30, 2011, no allowance was required for acquired loans not deemed credit-impaired and $122 million of purchase discounts remained. Acquired PCI loans are not considered nonperforming loans.

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

The allowance for loan losses was $767 million at September 30, 2011, compared to $901 million at December 31, 2010, a decrease of $134 million, or 15 percent. The decrease in the allowance for loan losses resulted primarily from improvements in credit quality, including a decline of $573 million in the Corporation’s watch list loans from December 31, 2010 to September 30, 2011. Excluding loans acquired from Sterling, watch list loans declined $978 million from December 31, 2010 to September 30, 2011. The decrease in the allowance for loan losses primarily reflected decreases in the Commercial Real Estate (in all major markets), Middle Market (primarily the Midwest and Other markets) and Small Business (in all markets) business lines, partially offset by an increase in the Middle Market business line in the Western market. The allowance for loan losses as a percentage of total period-end loans was 1.86 percent at September 30, 2011, compared to 2.24 percent at December 31, 2010. The decline in the ratio of the allowance to total loans reflects the impact of the increase in period-end loans as a result of loans acquired from Sterling that were initially recorded at fair value without a corresponding allowance for loan losses. Nonperforming loans of $958 million at September 30, 2011 decreased $165 million, compared to December 31, 2010. All large nonperforming loans are individually reviewed each quarter for potential charge-offs and reserves. Charge-offs are taken as amounts are determined to be uncollectible based on a qualitative assessment of the recoverability of the principal amount from collateral and other cash flow sources. A measure of the level of charge-offs already taken on nonperforming loans is the current book balance as a percentage of the contractual amount owed. At September 30, 2011, nonperforming loans were charged-off to 60 percent of the contractual amount, compared to 58 percent at December 31, 2010. This level of write-downs is consistent with losses experienced on loan defaults in the first nine months of 2011 and in recent years. The allowance as a percentage of total nonperforming loans, a ratio which results from the actions noted above, was 80 percent at both September 30, 2011 and December 31, 2010. The Corporation’s loan portfolio is primarily composed of business loans, which, in the event of default, are typically carried on the books at fair value as nonperforming assets for a longer period of time than are consumer loans, resulting in a lower nonperforming loan allowance coverage when compared to banking organizations with higher concentrations of consumer loans.

The allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pools of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating. A probability of draw estimate is applied to the commitment amount, and the result is multiplied by standard reserve factors consistent with business loans. In general, the probability of draw for letters of credit is considered certain for all letters of credit supporting loans and for letters of credit assigned an internal risk rating generally consistent with regulatory defined substandard or doubtful. Other letters of credit and all unfunded commitments have a lower probability of draw. The Corporation recorded a purchase discount for lending-related commitments acquired from Sterling. An allowance for credit losses will be recorded on Sterling lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. At September 30, 2011, no allowance was recorded for Sterling lending-related commitments and $4 million of purchase discount remained.

The allowance for credit losses on lending-related commitments was $27 million at September 30, 2011, a decrease of $8 million from $35 million at December 31, 2010.

Nonperforming assets include loans on nonaccrual status, troubled debt restructured loans (TDRs) which have been renegotiated to less than the original contractual rates (reduced-rate loans) and real estate which has been acquired through foreclosure and is awaiting disposition (foreclosed property). Nonperforming assets do not include acquired PCI loans. Nonperforming assets decreased $190 million to $1.0 billion at September 30, 2011, from $1.2 billion at December 31, 2010, and are summarized in the following table.

(in millions)	September 30, 2011	December 31, 2010
Nonaccrual loans:
Business loans:
Commercial	$258	$252
Real estate construction:
Commercial Real Estate business line (a)	109	259
Other business lines (b)	3	4

Total real estate construction	112	263
Commercial mortgage:
Commercial Real Estate business line (a)	198	181
Other business lines (b)	275	302

Total commercial mortgage	473	483
Lease financing	5	7
International	7	2

Total nonaccrual business loans	855	1,007
Retail loans:
Residential mortgage	65	55
Consumer:
Home equity	4	5
Other consumer	5	13

Total consumer	9	18

Total nonaccrual retail loans	74	73

Total nonaccrual loans	929	1,080
Reduced-rate loans	29	43

Total nonperforming loans	958	1,123
Foreclosed property	87	112

Total nonperforming assets	$1,045	$1,235

Nonperforming loans as a percentage of total loans	2.32%	2.79%
Nonperforming assets as a percentage of total loans and foreclosed property	2.53	3.06
Allowance for loan losses as a percentage of total nonperforming loans	80	80
Loans past due 90 days or more and still accruing	$81	$62
Loans past due 90 days or more and still accruing as a percentage of total loans	0.20%	0.15%

(a)	Primarily loans to real estate investors and developers.
(b)	Primarily loans secured by owner-occupied real estate.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2011	June 30, 2011	December 31, 2010
Nonaccrual loans at beginning of period	$941	$996	$1,163
Loans transferred to nonaccrual (a)	130	150	173
Nonaccrual business loan gross charge-offs (b)	(76)	(109)	(120)
Loans transferred to accrual status (a)	(15)	—	(4)
Nonaccrual business loans sold (c)	(15)	(9)	(41)
Payments/Other (d)	(36)	(87)	(91)

Nonaccrual loans at end of period	$929	$941	$1,080

(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$76	$109	$120
Performing watch list loans	1	—	—
Retail	13	16	20

Total gross loan charge-offs	$90	$125	$140

(c) Analysis of loans sold:
Nonaccrual business loans	$15	$9	$41
Performing watch list loans	16	6	29

Total loans sold	$31	$15	$70

(d)	Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan charge-offs. Excludes business loan gross charge-offs and business nonaccrual loans sold.

There were 21 borrowers with balances greater than $2 million, totaling $130 million, transferred to nonaccrual status in the third quarter 2011, a decrease of $20 million from $150 million in the second quarter 2011. Of the transfers to nonaccrual in the third quarter 2011, $63 million were from the Middle Market business line, primarily in the Midwest and Western markets, and $48 million were from Commercial Real Estate business line, primarily in the Western and Other markets. There were three borrowers with balances greater than $10 million, totaling $58 million, transferred to nonaccrual in the third quarter 2011, including $35 million and $23 million in the Commercial Real Estate and Middle Market business lines, respectively.

The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at September 30, 2011.

(dollar amounts in millions)	Number of Borrowers	Balance
Under $2 million	980	$276
$2 million - $5 million	60	192
$5 million - $10 million	23	171
$10 million - $25 million	17	261
Greater than $25 million	1	29

Total at September 30, 2011	1,081	$929

The following table presents a summary of nonaccrual loans at September 30, 2011 and loans transferred to nonaccrual and net loan charge-offs for the three months ended September 30, 2011, based primarily on the Standard Industrial Classification (SIC) industry categories.

(dollar amounts in millions)	September 30, 2011		Three Months Ended September 30, 2011
Industry Category	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Real Estate	$374	41%	$50	38%	$27	34%
Services	113	12	13	10	21	28
Finance	68	7	—	—	—	—
Residential Mortgage	65	7	4	3	3	4
Retail Trade	47	5	—	—	8	10
Wholesale Trade	51	5	12	9	3	4
Contractors	28	3	—	—	(2)	(2)
Transportation & Warehousing	11	1	—	—	1	1
Manufacturing	32	3	5	4	5	7
Holding & Other Invest. Co.	46	5	23	18	6	7
Hotels, etc.	27	3	—	—	1	1
Utilities	15	2	—	—	—	—
Entertainment	12	1	—	—	—	—
Natural Resources	33	4	23	18	—	1
Other (b)	7	1	—	—	4	5

Total	$929	100%	$130	100%	$77	100%

(a)	Based on an analysis of nonaccrual loan with book balances greater than $2 million.
(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.

Business loans are generally placed on nonaccrual status when management determines that full collection of principal or interest is unlikely or when principal or interest payments are 90 days past due, unless the loan is fully collateralized and in the process of collection. The primary driver of when the principal amount of a business loan should be fully or partially charged off is based on a qualitative assessment of the recoverability of the principal amount from collateral and other cash flow sources. Residential mortgage and home equity loans are generally placed on nonaccrual status and charged off to current appraised values, less costs to sell, during the foreclosure process, normally no later than 180 days past due. Other consumer loans are generally not placed on nonaccrual status and are charged off at no later than 120 days past due, earlier if deemed uncollectible. Loan amounts in excess of probable future cash collections are charged off to an amount that management ultimately expects to collect. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is charged against current income. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Generally, a loan may be returned to accrual status when all delinquent principal and interest have been received and the Corporation expects repayment of the remaining contractual principal and interest, generally based on a period of sustained payment performance, normally at least six months, or when the loan is both well secured and in the process of collection. For a further discussion of impaired loans, refer to Note 1 to the consolidated financial statements in the Corporation’s 2010 Annual Report.

At September 30, 2011, TDRs totaled $290 million, of which $197 million were nonperforming ($168 million nonaccrual TDRs and $29 million reduced-rate TDRs) and $93 million were considered performing. Performing TDRs primarily included $75 million of commercial loans (primarily in the Middle Market and Global Corporate Banking business lines) and $16 million of commercial mortgage loans (primarily in the Middle Market business line) at September 30, 2011. At December 31, 2010, TDRs totaled $165 million, including $44 million performing TDRs, $78 million nonaccrual TDRs and $43 million reduced-rate TDRs. The $125 million increase in total TDRs was primarily due to increases in the Commercial Real Estate, Specialty Businesses and Global Corporate Banking business lines.

Loans past due 30-89 days increased $47 million to $328 million at September 30, 2011, compared to $281 million at December 31, 2010. Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more and still accruing are summarized in the following table.

(in millions)	September 30, 2011	December 31, 2010
Business loans:
Commercial	$17	$3
Real estate construction	18	22
Commercial mortgage	26	16

Total business loans	61	41
Retail loans:
Residential mortgage	6	7
Consumer	14	14

Total retail loans	20	21

Total loans past due 90 days or more and still accruing	$81	$62

The following table presents a summary of total internally classified watch list loans. Watch list loans that meet certain criteria are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. Total watch list loans included $405 million of loans acquired from Sterling at September 30, 2011. The $573 million decrease in total watch list loans, compared to December 31, 2010, is reflected in the decrease in the allowance for loan losses in the same period.

(dollar amounts in millions)	September 30, 2011	June 30, 2011	December 31, 2010
Total watch list loans	$4,969	$4,827	$5,542
As a percentage of total loans	12.1%	12.3%	13.8%

The following table presents a summary of foreclosed property by property type.

(in millions)	September 30, 2011	June 30, 2011	December 31, 2010
Construction, land development and other land	$41	$45	$60
Single family residential properties	12	12	20
Multi-family residential properties	—	1	—
Other non-land, nonresidential properties	34	12	32

Total foreclosed property	$87	$70	$112

At September 30, 2011, foreclosed property totaled $87 million and consisted of approximately 242 properties, compared to $112 million and approximately 230 properties at December 31, 2010. Foreclosed property included $24 million of foreclosed property acquired from Sterling at September 30, 2011.

The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	September 30, 2011	June 30, 2011	December 31, 2010
Foreclosed property at beginning of period	$70	$74	$120
Acquired in foreclosure	8	17	21
Acquired in acquisition of Sterling Bancshares, Inc.	32	—	—
Write-downs	(5)	(2)	(5)
Foreclosed property sold (a)	(18)	(19)	(25)
Capitalized expenditures	—	—	1

Foreclosed property at end of period	$87	$70	$112

(a) Net gain (loss) on foreclosed property sold	$2	$(2)	$4

At September 30, 2011, there were 10 foreclosed properties with a carrying value greater than $2 million, totaling $29 million, compared to 10 foreclosed properties totaling $61 million at December 31, 2010. Of the foreclosed properties with balances greater than $2 million at September 30, 2011, $16 million and $11 million were in the Commercial Real Estate and the Middle Market business lines, respectively. At September 30, 2011, there were no foreclosed properties with a carrying value greater than $10 million, compared to two foreclosed properties, totaling $29 million at December 31, 2010. There were no foreclosed properties acquired from Sterling with balances greater than $2 million at September 30, 2011.

For further information regarding credit quality and the allowance for credit losses, refer to Note 5 to these unaudited consolidated financial statements.

Commercial and Residential Real Estate Lending

The following table summarizes the Corporation’s commercial real estate loan portfolio by loan category as of September 30, 2011 and December 31, 2010.

(in millions)	September 30, 2011	December 31, 2010
Real estate construction loans:
Commercial Real Estate business line (a)	$1,164	$1,826
Other business lines (b)	484	427

Total real estate construction loans	$1,648	$2,253

Commercial mortgage loans:
Commercial Real Estate business line (a)	$2,271	$1,937
Other business lines (b)	8,268	7,830

Total commercial mortgage loans	$10,539	$9,767

(a)	Primarily loans to real estate investors and developers.
(b)	Primarily loans secured by owner-occupied real estate.

The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $12.2 billion at September 30, 2011, of which $3.4 billion, or 28 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to residential real estate investors and developers. The remaining $8.8 billion, or 72 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans.

The real estate construction portfolio totaled $1.6 billion at September 30, 2011. The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. However, the significant and sudden decline in residential real estate activity that began in late 2008 in the Western, Florida and Midwest markets proved extremely difficult for many of the smaller residential real estate developers. Of the $1.2 billion of real estate construction loans in the Commercial Real Estate business line, $109 million were on nonaccrual status at September 30, 2011, including retail projects totaling $33 million (primarily in the Western and Florida markets), single family projects totaling $29 million (primarily in the Western and Florida markets), residential land development projects totaling $26 million (primarily in the Western market) and multi-use projects totaling $16 million in the Western market. Real estate construction loan net charge-offs in the Commercial Real Estate business line totaled $22 million for the nine months ended September 30, 2011, including $10 million from residential land development projects (primarily in the Western market), $5 million from multi-use projects (primarily in the Western market), and $4 million from single family projects (primarily in the Western market).

The commercial mortgage portfolio totaled $10.5 billion at September 30, 2011 and included $2.3 billion in the Commercial Real Estate business line and $8.2 billion in other business lines. Of the $2.3 billion of commercial mortgage loans in the Commercial Real Estate business line, $198 million were on nonaccrual status at September 30, 2011, including retail projects totaling $53 million (primarily in the Midwest market), other land development projects totaling $36 million (primarily in the Western market), residential land development projects totaling $25 million (primarily in the Western, Midwest and Florida markets) and multi-family projects totaling $24 million (primarily in the Florida market). Commercial mortgage loan net charge-offs in the Commercial Real Estate business line totaled $20 million for the nine months ended September 30, 2011, primarily including net charge-offs of $7 million from multi-use projects in the Midwest market, $5 million from retail projects in the Midwest market, and $4 million from multi-family projects (primarily in the Florida market).

The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

(dollar amounts in millions)	September 30, 2011
	Location of Property							December 31, 2010
Project Type:	Western	Michigan	Texas	Florida	Other Markets	Total	% of Total	Total	% of Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$55	$9	$21	$17	$12	$114	10%	$196	10%
Land development	22	5	27	6	32	92	8	157	9

Total residential	77	14	48	23	44	206	18	353	19
Other construction:
Multi-family	93	—	70	56	40	259	22	579	32
Retail	89	45	152	16	29	331	29	485	27
Multi-use	68	—	51	—	—	119	10	201	11
Office	77	—	45	—	—	122	10	119	6
Commercial	—	5	12	—	—	17	1	47	3
Land development	2	8	8	—	—	18	2	24	1
Other	—	—	—	2	—	2	—	18	1
Sterling real estate construction loans (a)	2	—	88	—	—	90	8	—	—

Total	$408	$72	$474	$97	$113	$1,164	100%	$1,826	100%

Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Single family	$2	$4	$9	$4	$38	$57	2%	$69	4%
Land carry	38	42	22	30	9	141	6	133	6

Total residential	40	46	31	34	47	198	8	202	10
Other commercial mortgage:
Multi-family	185	50	165	177	60	637	28	404	22
Retail	185	87	58	57	16	403	18	386	20
Multi-use	116	19	37	—	35	207	9	249	13
Land carry	83	61	17	11	24	196	9	239	12
Office	105	37	5	24	3	174	8	221	11
Commercial	63	36	11	—	21	131	6	121	6
Other	17	27	18	—	9	71	3	115	6
Sterling commercial mortgage loans (a)	3	—	245	6	—	254	11	—	—

Total	$797	$363	$587	$309	$215	$2,271	100%	$1,937	100%

(a)	Project type not currently available.

Residential real estate development loans totaled $404 million at September 30, 2011, a decrease of $151 million, or 27 percent, from $555 million at December 31, 2010.

The following table summarizes the Corporation’s residential mortgage and home equity loan portfolio by geographic market as of September 30, 2011.

	September 30, 2011
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Midwest	$499	31%	$970	57%
Western	496	30	433	26
Texas	411	25	233	14
Florida	232	14	47	3
Other Markets	5	—	—	—

Total	$1,643	100%	$1,683	100%

Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.3 billion at September 30, 2011. Residential mortgages totaled $1.6 billion at September 30, 2011, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.6 billion of residential mortgage loans outstanding, $65 million were on nonaccrual status at September 30, 2011. The home equity portfolio totaled $1.7 billion at September 30, 2011, of which $1.5 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $221 million consisted of closed-end home equity loans. Of the $1.7 billion of home equity loans outstanding, $4 million were on nonaccrual status at September 30, 2011. A majority of the home equity portfolio was secured by junior liens.

The Corporation rarely originates residential real estate loans with a loan-to-value ratio above 100 percent at origination, has no sub-prime mortgage programs and does not originate payment-option adjustable-rate mortgages or other nontraditional mortgages that allow negative amortization. A significant majority of residential mortgage originations are sold in the secondary market. Since 2008, the Corporation has used a third party to originate, document and underwrite residential mortgage loans on behalf of the Corporation. Under this arrangement, the third party assumes any repurchase liability for the loans it originates. The Corporation has repurchase liability exposure for residential mortgage loans originated prior to 2008, however based on historical experience, the Corporation believes such exposure, which could be triggered by early payment defaults by borrowers or by underwriting discrepancies, is minimal. The residential real estate portfolio is principally located within the Corporation’s primary geographic markets. The economic recession and significant declines in home values in the Western, Florida and Midwest markets following the financial market turmoil beginning in the fall of 2008 adversely impacted the residential real estate portfolio. At September 30, 2011, the Corporation estimated that, of the $6 million total residential mortgage loans past due 90 days or more and still accruing interest, approximately $1 million exceeded 90 percent of the current value of the underlying collateral, based on S&P/Case-Shiller home price indices. To account for this exposure, the Corporation factors changes in home values into estimated loss ratios for residential real estate loans, using index-based estimates by major metropolitan area, resulting in an increased allowance allocated for residential real estate loans when home values decline. Additionally, to mitigate increasing credit exposure due to depreciating home values, the Corporation periodically reviews home equity lines of credit and makes line reductions or converts outstanding balances at line maturity to closed-end, amortizing loans when necessary.

Shared National Credits

Shared National Credit (SNC) loans are facilities greater than $20 million shared by three or more federally supervised financial institutions that are reviewed annually by regulatory authorities at the agent bank level. The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans (approximately 880 borrowers at September 30, 2011) totaled $8.0 billion at September 30, 2011, including $111 million from the Sterling acquisition, compared to $7.3 billion at December 31, 2010. SNC net loan charge-offs totaled $4 million and $18 million for the three- and nine-month periods ended September 30, 2011, respectively. SNC loans, diversified by both business line and geographic market, comprised approximately 19 percent and 18 percent of total loans at September 30, 2011 and December 31, 2010, respectively. SNC loans are held to the same credit underwriting standards as the remainder of the loan portfolio and face similar credit challenges.

Automotive Lending

Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $1.2 billion at September 30, 2011, a decrease of $808 million compared to $2.0 billion at December 31, 2010, primarily reflecting the impact of supply chain disruptions caused by the catastrophic earthquake and tsunami in Japan in March 2011, as the significant majority of the decrease in floor plan loans was concentrated in automotive franchises selling Japanese-made vehicles. At both September 30, 2011 and December 31, 2010, other loans to automotive dealers in the National Dealer Services business line totaled $1.9 billion, including $1.4 billion of owner-occupied commercial real estate mortgage loans. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $980 million at September 30, 2011, compared to $831 million at December 31, 2010.

State and Local Municipalities

In the normal course of business, the Corporation serves the needs of state and local municipalities in multiple capacities, including traditional banking products such as deposit services, loans and letters of credit, investment banking services such as bond underwriting and private placements, and by investing in municipal securities.

The following table summarizes the Corporation’s direct exposure to state and local municipalities as of September 30, 2011 and December 31, 2010.

(in millions)	September 30, 2011	December 31, 2010
Loans outstanding	$43	$27
Lease financing	402	446
Investment securities available-for-sale	24	39
Trading account securities	17	19
Standby letters of credit	78	80
Unused commitments to extend credit	17	12

Total direct exposure to state and local municipalities	$581	$623

Indirect exposure comprised $320 million in auction-rate preferred securities collateralized by municipal securities at September 30, 2011, compared to $436 million at December 31, 2010. Additionally, the Corporation is exposed to Automated Clearing House (ACH) transaction risk for those municipalities utilizing this electronic payment and/or deposit method and similar products in their cash flow management. The Corporation sets limits on ACH activity during the underwriting process.

Extensions of credit to state and local municipalities are subjected to the same underwriting standards as other business loans. At September 30, 2011 and December 31, 2010, all outstanding municipal loans and leases were performing according to contractual terms and none were included in the Corporation’s internal watch list. Municipal leases are secured by the underlying equipment, and a substantial majority of the leases are fully defeased with AAA-rated U.S. government securities. Substantially all municipal investment securities available-for sale are auction-rate securities. All auction-rate securities are reviewed quarterly for other-than-temporary impairment. All auction-rate municipal securities were rated investment grade, and all auction-rate preferred securities collateralized by municipal securities were rated AAA or the equivalent and were adequately collateralized at both September 30, 2011 and December 31, 2010. Municipal securities are held in the trading account for resale to customers. In addition, Comerica Securities, a broker-dealer subsidiary of Comerica Bank, underwrites bonds issued by municipalities. All bonds underwritten by Comerica Securities are sold to third party investors.

European Exposure

The Corporation does not hold any sovereign exposure to Portugal, Ireland, Italy, Greece or Spain. The Corporation’s international strategy as it pertains to Europe is to focus on European corporations doing business in North America, with an emphasis on the major geographic markets. Credit limits to banks domiciled in the aforementioned countries totaled less than $15 million at September 30, 2011. In addition, exposure to corporations in the aforementioned European countries was less than $125 million at September 30, 2011.

For further discussion of credit risk, see the “Credit Risk” section on pages 38-52 in the Corporation’s 2010 Annual Report.

Market and Liquidity Risk

Interest Rate Risk

Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation’s core business activities of extending loans and accepting deposits. The Corporation’s balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 80 percent of the Corporation’s loans were floating at September 30, 2011, of which approximately 70 percent were based on LIBOR and 30 percent were based on Prime. This creates a natural imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. The result is that growth and/or contraction in the Corporation’s core businesses will lead to sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

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

The table below, as of September 30, 2011 and December 31, 2010, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	September 30, 2011		December 31, 2010
(dollar amounts in millions)	Amount	%	Amount	%
Sensitivity of net interest income to changes in interest rates:
+200 basis points	$135	8%	$104	7%
- 25 basis points (to zero percent)	(16)	(1)	(15)	(1)

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

The table below, as of September 30, 2011 and December 31, 2010, displays the estimated impact on the economic value of equity from a 200 basis point immediate parallel increase or decrease in interest rates. Similar to the simulation analysis above, due to the current low level of interest rates, the economic value of equity analyses below reflect an interest rate scenario of an immediate 25 basis point drop, to zero percent, while the rising interest rate scenario reflects an immediate 200 basis point rise. The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2010 and September 30, 2011 was primarily driven by changes in market interest rates, deposit mix, and the Corporation’s mortgage-backed securities portfolio’s forecasted prepayments.

	September 30, 2011		December 31, 2010
(dollar amounts in millions)	Amount	%	Amount	%
Sensitivity of economic value of equity to changes in interest rates:
+200 basis points	$707	7%	$435	5%
- 25 basis points (to zero percent)	(126)	(1)	(100)	(1)

Wholesale Funding

The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $12.5 billion at September 30, 2011, compared to $7.8 billion at December 31, 2010, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities available-for-sale. At September 30, 2011, the Corporation held excess liquidity, represented by $4.2 billion deposited with the FRB, compared to $1.3 billion at December 31, 2010.

The Corporation may access the purchased funds market when necessary, which includes certificates of deposit issued to institutional investors in denominations in excess of $100,000 and to retail customers in denominations of less than $100,000 through brokers (“other time deposits” on the consolidated balance sheets), foreign office time deposits and short-term borrowings. Purchased funds totaled $512 million at September 30, 2011, compared to $562 million at December 31, 2010. Capacity for incremental purchased funds at September 30, 2011, consisted largely of federal funds purchased, brokered certificates of deposits and securities sold under agreements to repurchase. In addition, the Corporation is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of September 30, 2011, the Corporation had $2.0 billion of outstanding borrowings from the FHLB with remaining maturities ranging from May 2013 to May 2014. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities. Additionally, the Bank had the ability to issue up to $14.8 billion of debt at September 30, 2011 under an existing $15 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years.

Other Market Risks

Certain components of the Corporation’s noninterest income, primarily fiduciary income, are at risk to fluctuations in the market values of underlying assets, particularly equity and debt securities. Other components of noninterest income, primarily brokerage fees, are at risk to changes in the volume of market activity.

At September 30, 2011, the Corporation had a $16 million portfolio of investments in indirect private equity and venture capital funds, with commitments of $9 million to fund additional investments in future periods, compared to a portfolio of $47 million at December 31, 2010. During the nine months ended September 30, 2011, the Corporation sold 49 funds for a total of $33 million and recognized a net gain of $2 million. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable and are included in “accrued income and other assets” on the consolidated balance sheets. The investments are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value.

For further discussion of market risk, see Note 7 to these unaudited consolidated financial statements and pages 52-59 in the Corporation’s 2010 Annual Report.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was signed into law. The Financial Reform Act provides for, among other matters, increased regulatory supervision and examination of financial institutions, the imposition of more stringent capital requirements on financial institutions and increased regulation of derivatives and hedging transactions. Provided below is an overview of key elements of the Financial Reform Act relevant to the Corporation. Most of the provisions contained in the Financial Reform Act were effective immediately upon enactment; however, many have delayed effective dates. Implementation of the Financial Reform Act will require many new mandatory and discretionary rules to be made by federal regulatory agencies over the next several years. The estimates of the impact on the Corporation discussed below are based on the limited information currently available and, given the uncertainty of the timing and scope of the impact, are subject to change until final rulemaking is complete.

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

•

Interchange Fee: Limits debit card transaction processing fees that card issuers can charge to merchants. Based on the final Federal Reserve Board rules, estimated annual revenue from debit card PIN and signature-based interchange fees in 2011 is expected to decrease by approximately $4 million, compared to full-year 2010, and decrease by an incremental $20 million in 2012 compared to 2011.

•

Trust Preferred Securities: Prohibits holding companies with more than $15 billion in assets from including trust preferred securities as Tier 1 capital, and allows for a phase-in period of three years, beginning January 1, 2013. As of September 30, 2011, the Corporation had $80 million of trust preferred securities outstanding, due to the acquisition of Sterling. The Corporation called $31 million of the trust preferred securities issued by Sterling effective October 27, 2011 and excluded the amount from Tier 1 and total capital as of September 30, 2011. The Corporation expects to redeem an additional $24 million of callable trust preferred securities in the near future.

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation’s 2010 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2010, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, valuation methodologies, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages 60-68 in the Corporation’s 2010 Annual Report.

The following is the critical accounting policy for goodwill reflecting the results of the most recent impairment test performed in the third quarter 2011. As of the date of this report, the Corporation does not believe there are any other material changes in the nature or categories of the critical accounting policies or estimates and assumptions from those discussed in the Corporation’s 2010 Annual Report.

Goodwill

Goodwill is the value attributed to unidentifiable intangible elements in acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment. The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests indicate goodwill might be impaired. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management.

As discussed in Note 2 to these unaudited consolidated financial statements, the Corporation completed the acquisition of Sterling in the third quarter 2011. Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at fair value on the acquisition date, which involves estimates that are inherently subjective. Initial goodwill of $485 million was recorded after adjusting for the fair value of net identifiable assets acquired and was allocated to the three reporting units based on each reporting units’ estimated economic benefit from the transaction. The annual test of goodwill impairment was performed as of the beginning of the third quarter and excluded the effects of the Sterling acquisition. As a result of deterioration in overall market and economic conditions, clarification regarding legislative and regulatory changes, and the recent announcement by the Federal Reserve that the Federal Funds target rate is expected to remain at current levels through the middle of 2013, the Corporation determined that an additional interim goodwill impairment test should be performed in the third quarter 2011. The additional interim goodwill impairment test included the effects of the Sterling acquisition.

The goodwill impairment test is a two-step test. The first step of the goodwill impairment test compares the estimated fair value of identified reporting units with their carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, the second step must be performed to determine the implied fair value of the reporting unit’s goodwill and the amount of goodwill impairment, if any. At the conclusion of the first step of both goodwill impairment tests performed in the third quarter 2011, the estimated fair values of all reporting units exceeded their carrying amounts, including goodwill.

Estimating the fair value of reporting units is a subjective process involving the use of estimates and judgments. Material assumptions used in the valuation models included the comparable public company price multiples used in the terminal value, future cash flows and the market risk premium component of the discount rate. The estimated fair values of the reporting units were determined using a blend of two commonly used valuation techniques: the market approach and the income approach. The Corporation gives consideration to both valuation techniques, as either technique can be an indicator of value. For the market approach, valuations of reporting units were based on an analysis of relevant price multiples in market trades in companies with characteristics similar to the reporting unit. For the income approach, estimated future cash flows (derived from internal forecasts and economic expectations for each reporting unit) and terminal value (value at the end of the cash flow period, based on price multiples) were discounted. The discount rate was based on the imputed cost of equity capital appropriate for each reporting unit.

At September 30, 2011, goodwill totaled $635 million, including $380 million allocated to the Business Bank, $194 million allocated to the Retail Bank and $61 million allocated to Wealth Management. The first step of the interim goodwill impairment test performed in the third quarter 2011 indicated that the estimated fair values of the Business Bank and Wealth Management reporting units substantially exceeded their carrying values, including goodwill. The estimated fair value of the Retail Bank reporting unit exceeded its carrying value, including goodwill, by approximately three percent. The results of the goodwill impairment test for each reporting unit were subjected to stress testing as appropriate. Economic conditions impact the assumptions related to interest and growth rates, loss rates and imputed cost of equity capital. The fair value estimates for each reporting unit incorporated current economic and market conditions, including the recent Federal Reserve announcement and the impact of legislative and regulatory changes, as described above. However, further weakening in the economic environment, such as adverse changes in interest rates, a decline in the performance of the reporting units or other factors could cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in a goodwill impairment charge. Additionally, new legislative or regulatory changes not anticipated in management’s expectations may cause the fair value of one or more of the reporting units to fall below the carrying value, resulting in a goodwill impairment charge. Any impairment charge would not affect the Corporation’s regulatory capital ratios, tangible common equity ratio or liquidity position.

Supplemental Financial Data

The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

	September 30, 2011	December 31, 2010
Tier 1 Common Capital Ratio:
Tier 1 capital (a) (b)	$6,560	$6,027
Less:
Trust preferred securities	49	—

Tier 1 common capital (b)	$6,511	$6,027

Risk-weighted assets (a) (b)	$61,604	$59,506
Tier 1 capital ratio (b)	10.65%	10.13%
Tier 1 common capital ratio (b)	10.57	10.13

Tangible Common Equity Ratio:
Total shareholders' equity	$6,951	$5,793
Less:
Goodwill	635	150
Other intangible assets	35	6

Tangible common equity	$6,281	$5,637

Total assets	$60,888	$53,667
Less:
Goodwill	635	150
Other intangible assets	35	6

Tangible assets	$60,218	$53,511

Common equity ratio	11.42%	10.80%
Tangible common equity ratio	10.43	10.54

(a)	Tier 1 capital and risk-weighted assets as defined by regulation.
(b)	September 30, 2011 Tier 1 capital and risk-weighted assets are estimated.

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

There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2010 in response to Part I, Item 1A. of such Form 10-K, other than as amended in our Form 10-Q for the quarterly period ended June 30, 2011 in response to Part II, Item 1A. of such Form 10-Q. Such risk factors are incorporated herein by reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For information regarding the Corporation’s purchase of equity securities, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital,” which is incorporated herein by reference.

ITEM 6.	Exhibits

(2.1)	Agreement and Plan of Merger, dated as of January 16, 2011, by and between Comerica Incorporated and Sterling Bancshares, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Annex B to Amendment No. 2 to Registrant’s Registration Statement on Form S-4 (File No. 333-172211), and incorporated herein by reference).

(3.1)	Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated August 4, 2010, and incorporated herein by reference).

(3.2)	Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

(3.3)	Amended and Restated Bylaws of Comerica Incorporated (filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

(4)	[In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.]

(10.1)	Restrictive Covenants and General Release Agreement by and between Dale E. Greene and Comerica Incorporated dated August 22, 2011 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 22, 2011, and incorporated herein by reference).

(10.2)	1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated on July 26, 2011) (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 26, 2011, and incorporated herein by reference).

(10.3)	1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (amended and restated on July 26, 2011) (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated July 26, 2011, and incorporated herein by reference).

(10.4)	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 4) (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

(10.5)	Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version 2).

(31.1)	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

(32)	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(101)	Financial statements from Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements. †

†	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Muneera S. Carr
Muneera S. Carr
Senior Vice President and
Chief Accounting Officer

Date: November 1, 2011

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of January 16, 2011, by and between Comerica Incorporated and Sterling Bancshares, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Annex B to Amendment No. 2 to Registrant’s Registration Statement on Form S-4 (File No. 333-172211), and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated August 4, 2010, and incorporated herein by reference).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of Comerica Incorporated (filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

4	[In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.]

10.1	Restrictive Covenants and General Release Agreement by and between Dale E. Greene and Comerica Incorporated dated August 22, 2011 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 22, 2011, and incorporated herein by reference).

10.2	1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated on July 26, 2011) (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 26, 2011, and incorporated herein by reference).

10.3	1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (amended and restated on July 26, 2011) (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated July 26, 2011, and incorporated herein by reference).

10.4	Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 4) (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

10.5	Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version 2).

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101	Financial statements from Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements. †

†	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.