Form 10-K
period 2011-12-31
COMERICA INC /NEW/
filed 2012-02-21
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended
December 31, 2011
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
• Common Stock, $5 par value
•    Warrants to Purchase Common Stock (expiring November 14, 2018)
These securities are registered on the New York Stock Exchange.
Securities registered pursuant to Section 12(g) of the
Exchange Act:
•    Warrants to Purchase Common Stock (expiring December 12, 2018)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of approximately $5.9 billion based on the closing price on the New York Stock Exchange on that date of $34.57 per share. For purposes of this Form 10-K only, it has been assumed that all common shares held in Comerica’s director and employee plans, and all common shares the registrant’s directors and executive officers hold, are shares held by affiliates.
At February 15, 2012, the registrant had outstanding 197,627,048 shares of its common stock, $5 par value.
Documents Incorporated by Reference:
Part III:
Items 10-14—Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2012.

PART I

Item 1. Business.
GENERAL
Comerica Incorporated (“Comerica”) is a financial services company, incorporated under the laws of the State of Delaware, and headquartered in Dallas, Texas. As of December 31, 2011, it was among the 25 largest commercial bank holding companies in the United States. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank, which at such time was a Michigan banking corporation and one of Michigan’s oldest banks (formerly Comerica Bank-Detroit). On October 31, 2007, Comerica Bank, a Michigan banking corporation, was merged with and into Comerica Bank, a Texas banking association (“Comerica Bank”). As of December 31, 2011, Comerica owned directly or indirectly all the outstanding common stock of 2 active banking and 49 non-banking subsidiaries. At December 31, 2011, Comerica had total assets of approximately $61.0 billion, total deposits of approximately $47.8 billion, total loans (net of unearned income) of approximately $42.7 billion and shareholders’ equity of approximately $6.9 billion.
Acquisition of Sterling Bancshares, Inc.
On July 28, 2011, Comerica acquired all the outstanding common stock of Sterling Bancshares, Inc. ("Sterling"), a bank holding company headquartered in Houston, Texas, in a stock-for-stock transaction. Sterling common shareholders and holders of outstanding Sterling phantom stock units received 0.2365 shares of Comerica’s common stock in exchange for each share of Sterling common stock or phantom stock unit. As a result, Comerica issued approximately 24 million common shares with an acquisition date fair value of $793 million, based on Comerica’s closing stock price of $32.67 on July 27, 2011. Based on the merger agreement, outstanding and unexercised options to purchase Sterling common stock were converted into fully vested options to purchase common stock of Comerica. In addition, outstanding warrants to purchase Sterling common stock were converted into warrants to purchase common stock of Comerica. Including an insignificant amount of cash paid in lieu of fractional shares, the fair value of total consideration paid was $803 million. The acquisition of Sterling significantly expanded Comerica’s presence in Texas, particularly in the Houston and San Antonio areas.
BUSINESS STRATEGY
Comerica has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth Management. In addition to the three major business segments, the Finance Division is also reported as a segment.
The Business Bank meets the needs of middle market businesses, multinational corporations and governmental entities by offering various products and services, including commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services and loan syndication services.
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
Wealth Management offers products and services consisting of fiduciary services, private banking, retirement services, investment management and advisory services, investment banking and brokerage services. This business segment also offers the sale of annuity products, as well as life, disability and long-term care insurance products.
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
We provide financial information for our segments and information about our non-U.S. revenues and long-lived assets: (1) under the caption, “Strategic Lines of Business” on pages F-13 through F-16 of the Financial Section of this report; and (2) in Note 23 of the Notes to Consolidated Financial Statements located on pages F-111 through F-115 of the Financial Section of this report.
We provide information about the net interest income and noninterest income we received from our various classes of products and services: (1) under the caption, “Analysis of Net Interest Income—Fully Taxable Equivalent (FTE)” on page F-6 of the Financial Section of this report; (2) under the caption “Net Interest Income” on pages F-7 through F-8 of the Financial Section of this report; and (3) under the caption “Noninterest Income” on pages F-9 through F-10 of the Financial Section of this report.
We provide information on risks attendant to foreign operations: (1) under the caption, “Provision for Credit Losses” on pages F-8 through F-9 of the Financial Section of this report; (2) under the caption “Market Segments” on page F-14 through F-16 of the Financial Section of this report; (3) under the caption “Concentration of Credit Risk” on page F-31 of the Financial Section of this report; and (4) under the caption "International Exposure" on pages F-35 through F-36 of the Financial Section of this report.
COMPETITION
The financial services business is highly competitive. Comerica and its subsidiaries compete primarily with banks and other financial institutions for various deposits, loans, trust services and/or other products and services in their primary geographic markets of Texas, Arizona, California, Florida and Michigan; through their other offices in Colorado, Delaware, Illinois, Massachusetts, Minnesota, New Jersey, Nevada, New York, North Carolina, Ohio, Tennessee, Virginia, Washington, Canada and Mexico; and in selected other U.S. markets as opportunities arise.
Comerica believes that the level of competition in all geographic markets will continue to increase in the future. In addition to banks, Comerica’s banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies, venture capital funds, credit unions, investment banks, insurance companies and securities firms. Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchises of acquirers.
SUPERVISION AND REGULATION
Banks, bank holding companies and financial institutions are highly regulated at both the state and federal level. Comerica is subject to supervision and regulation at the federal level by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended. The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company registered as a financial holding company can engage. The conditions to be a financial holding company include, among others, the requirement that each depository institution subsidiary of the holding company be well capitalized and well managed. Effective July 2011, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) also requires the well capitalized and well managed standards to be met at the financial holding company level. Comerica became a financial holding company in 2000. As a financial holding company, Comerica may affiliate with securities firms and insurance companies and engage in activities that are financial in nature. Activities that are “financial in nature” include, but are not limited to: securities underwriting; securities dealing and market making; sponsoring mutual funds and investment companies (subject to the prohibitions of the Volcker Rule, described below); insurance underwriting and agency; merchant banking; travel agent services; and activities that the FRB has determined to be financial in nature or incidental or complementary to a financial activity, provided that it does not pose a substantial risk to the safety or soundness of the depository institution or the financial system generally. A bank holding company that is not also a financial holding company is limited to engaging in banking and other activities previously determined by the FRB to be closely related to banking.
Comerica Bank is chartered by the State of Texas and at the state level is supervised and regulated by the Texas Department of Banking under the Texas Finance Code. Comerica Bank has elected to be a member of the Federal Reserve System (“FRS”) under the Federal Reserve Act and, consequently, is supervised and regulated by the Federal Reserve Bank of Dallas. Comerica Bank & Trust, National Association is chartered under federal law and is subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”) under the National Bank Act. Comerica Bank & Trust, National Association, by virtue of being a national bank, is also a member of the FRS. The deposits of Comerica Bank and Comerica Bank & Trust, National Association are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.
The FRB supervises non-banking activities conducted by companies directly and indirectly owned by Comerica. In addition, Comerica's non-banking subsidiaries are subject to supervision and regulation by various state, federal and self-regulatory agencies, including, but not limited to, the Financial Industry Regulatory Authority (in the case of Comerica Securities, Inc.), the Office of Financial and Insurance Services of the State of Michigan (in the case of Comerica Securities, Inc. and Comerica Insurance Services, Inc.), and the Securities and Exchange Commission (“SEC”) (in the case of Comerica Securities, Inc., World Asset Management, Inc. and Wilson, Kemp & Associates, Inc.).
Described below are the material elements of selected laws and regulations applicable to Comerica and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business of Comerica and its subsidiaries.
Requirements for Approval of Acquisitions and Activities
In most cases, no FRB approval is required for Comerica to acquire a company engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. However, Federal and state laws impose notice and approval requirements for mergers and acquisitions of other depository institutions or bank holding companies. Prior approval is required before Comerica may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company (including a financial holding company) or a bank.
Community Reinvestment Act
The Community Reinvestment Act of 1977 (“CRA”) requires U.S. banks to help serve the credit needs of their communities and the effectiveness of the subject organizations in combating money laundering activities. Comerica Bank's current rating under the “CRA” is “outstanding”. If any subsidiary bank of Comerica were to receive a rating under the CRA of less than “satisfactory”, Comerica would be prohibited from engaging in certain activities. In addition, Comerica, Comerica Bank and Comerica Bank & Trust, National Association, are each “well capitalized” and “well managed” under FRB standards. If any subsidiary bank of Comerica were to cease being “well capitalized” or “well managed” under applicable regulatory standards, the FRB could place limitations on Comerica's ability to conduct the broader financial activities permissible for financial holding companies or impose limitations or conditions on the conduct or activities of Comerica or its affiliates. If the deficiencies persisted, the FRB could order Comerica to divest any subsidiary bank or to cease engaging in any activities permissible for financial holding companies that are not permissible for bank holding companies, or Comerica could elect to conform its non-banking activities to those permissible for a bank holding company that is not also a financial holding company.
Transactions with Affiliates
Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and the FRB's Regulation W, limit borrowings by Comerica and its nonbank subsidiaries from its affiliate insured depository institutions, and also limit various other transactions between Comerica and its nonbank subsidiaries, on the one hand, and its affiliate insured depository institutions, on the other. For example, Section 23A of the Federal Reserve Act limits the aggregate outstanding amount of any insured depository institution's loans and other “covered transactions” with any particular nonbank affiliate to no more than 10% of the institution's total capital and limits the aggregate outstanding amount of any insured depository institution's covered transactions with all of its nonbank affiliates to no more than 20% of its total capital. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

Section 23A of the Federal Reserve Act also generally requires that an insured depository institution's loans to its nonbank affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution's transactions with its nonbank affiliates be on arms-length terms. The Financial Reform Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2012, the Financial Reform Act applies the 10% of capital limit on covered transactions to financial subsidiaries and amends the definition of “covered transaction” to include (i) securities borrowing or lending transactions with an affiliate, and (ii) all derivatives transactions with an affiliate, to the extent that either causes a bank or its affiliate to have credit exposure to the securities borrowing/lending or derivative counterparty.
Privacy
The privacy provisions of the Gramm-Leach-Bliley Act generally prohibit financial institutions, including Comerica, from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes (primarily marketing) unless customers have the opportunity to “opt out” of the disclosure. The Fair Credit Reporting Act restricts information sharing among affiliates for marketing purposes.
Anti-Money Laundering Regulations
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT Act”) of 2001 and its implementing regulations substantially broadened the scope of U.S. anti-money laundering laws and regulations by requiring insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The USA PATRIOT Act and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. To comply with these obligations, Comerica and its various operating units have implemented appropriate internal practices, procedures, and controls.
Interstate Banking and Branching
The Interstate Banking and Branching Efficiency Act (the “Interstate Act”), as amended by the Financial Reform Act, permits a bank holding company, with FRB approval, to acquire banking institutions located in states other than the bank holding company's home state without regard to whether the transaction is prohibited under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to and following the proposed acquisition, control no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such amount as established by state law if such amount is lower than 30%). The Interstate Act, as amended, also authorizes banks to operate branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and by establishing de novo branches in other states, subject to various conditions. In the case of purchasing branches in a state in which it does not already have banking operations, the “host” state must have “opted-in” to the Interstate Act by enacting a law permitting such branch purchases. The Financial Reform Act expanded the de novo interstate branching authority of banks beyond what had been permitted under the Interstate Act by eliminating the requirement that a state expressly “opt-in” to de novo branching, in favor of a rule that de novo interstate branching is permissible if under the law of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch. Effective July 21, 2011, the Financial Reform Act also required that a bank holding company or bank be well-capitalized and well-managed (rather than simply adequately capitalized and adequately managed) in order to take advantage of these interstate banking and branching provisions.
Comerica has consolidated most of its former banking business into one bank, Comerica Bank, with branches in Texas, Arizona, California, Florida and Michigan.
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
Comerica Bank and Comerica Bank & Trust, National Association are required by federal law to obtain the prior approval of the FRB and/or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank’s retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. At January 1, 2012, Comerica’s subsidiary banks could declare aggregate dividends of approximately $496 million from retained net profits of the preceding two years. Comerica’s subsidiary banks declared dividends of $292 million in 2011, $28 million in 2010 and $49 million in 2009.
Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound banking practices and could prohibit the payment of dividends under circumstances in which such payment could be deemed an unsafe and unsound banking practice. Under the FDICIA “prompt corrective action” regime discussed below, Comerica Bank and Comerica Bank & Trust, National Association are specifically prohibited from paying dividends if payment would result in the bank becoming “undercapitalized.” In addition, Comerica Bank is also subject to limitations under Texas state law regarding the amount of earnings that may be paid out as dividends, and requiring prior approval for payments of dividends that exceed certain levels.
Additionally, the payment of dividends is subject to approval by the FRB pursuant to the Capital Plan Review program. For more information, please see “Other Recent Legislative and Regulatory Developments” in this section.
Source of Strength & Cross-Guarantee Requirements
Federal law and FRB regulations require that bank holding companies serve as a source of strength to each subsidiary bank and commit resources to support each subsidiary bank. This support may be required at times when a bank holding company may not be able to provide such support without adversely affecting its ability to meet other obligations. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC (either as a result of the failure of a banking subsidiary or related to FDIC assistance provided to such a subsidiary in danger of failure), the other banking subsidiaries may be assessed for the FDIC's loss, subject to certain exceptions.
FDICIA
The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which, among others, include a Tier 1 and total risk-based capital measure and a leverage ratio capital measure.
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
As of December 31, 2011, Comerica and its banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” under these regulations.
FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to limitations on growth and certain activities and are required to submit an acceptable capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the institution's parent holding company must guarantee for a specific time period that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit or implement an acceptable plan, it is treated as if it is significantly undercapitalized.

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
Comerica, like other bank holding companies, currently is required to maintain Tier 1 and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2011, Comerica met both requirements, with Tier 1 and total capital equal to 10.41% and 14.25% of its total risk-weighted assets, respectively.
Comerica is also required to maintain a minimum “leverage ratio” (Tier 1 capital to non-risk-adjusted total assets) of 3% to 5%, depending upon criteria defined and assessed by the FRB. Comerica’s leverage ratio of 10.92% at December 31, 2011 reflects the nature of Comerica’s balance sheet and demonstrates a commitment to capital adequacy. At December 31, 2011, Comerica Bank had Tier 1 and total capital equal to 10.47% and 14.04% of its total risk-weighted assets, respectively, and a leverage ratio of 10.98%. Additional information on the calculation of Comerica and its bank subsidiaries' Tier 1 Capital, total capital and risk-weighted assets is set forth in Note 21 of the Notes to Consolidated Financial Statements located on pages F-109 through F-110 of the Financial Section of this report.
FDIC Insurance Assessments
Comerica's subsidiary banks are subject to FDIC deposit insurance assessments to maintain the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 and further amended by the Financial Reform Act. Due to the passage of the Financial Reform Act, the FDIC was required to redefine the deposit insurance assessment base from domestic deposits to average consolidated total assets minus average tangible equity and make changes to assessment rate methodology. The FDIC adopted a final rule on February 7, 2011 that revised the risk-based assessment system for all large insured depository institutions. The first assessment under the new rule was paid in the third quarter of 2011.

In November 2009, the FDIC required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through 2012. The prepaid assessments are applied against future quarterly assessments (as they may be so revised) until the prepaid assessment is exhausted or the balance of the prepayment is returned, whichever occurs first. Comerica paid such prepaid assessment of $200 million on December 30, 2009. For 2011, FDIC insurance assessments totaled $48 million. The remaining prepayment at December 31, 2011 was $116 million, against which 2012 DIF assessments will be applied.
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
Capital Purchase Program
On November 14, 2008, Comerica entered the Capital Purchase Program by issuing to the United States Department of the Treasury (“U.S. Treasury”), in exchange for aggregate consideration of $2.25 billion, (1) 2.25 million shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series F, no par value (the “Series F Preferred Stock”), and (2) a warrant to purchase 11,479,592 shares of Comerica's common stock at an exercise price of $29.40 per share (the “Warrant”). Both the Series F Preferred Stock and the Warrant were accounted for as components of Comerica's regulatory Tier 1 capital and contained terms and limitations imposed by the U.S. Treasury. On March 17, 2010, Comerica fully redeemed the Series F Preferred Stock previously issued to the U.S. Treasury, and Comerica exited the Capital Purchase Program. The Warrant was separated into 11,479,592 warrants to purchase one share of Comerica's common stock at an exercise price of $29.40 per share, and such warrants are now listed and traded on the NYSE. As a result of participating in the Capital Purchase Program, Comerica was subject to certain executive compensation and corporate governance standards promulgated by the U.S. Treasury prior to redemption, which no longer applied to Comerica following the redemption.
For additional details about the Capital Purchase Program, please refer to page F-21 under the caption “Capital” and Note 14 on pages F-96 through F-97 of the Financial Section of this report.
Temporary Liquidity Guarantee Program
Among other programs and actions taken by the U.S. regulatory agencies during the financial crisis, the FDIC implemented in 2008 the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP was comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). The DGP temporarily guaranteed all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through October 31, 2009. For eligible debt issued by that date, the FDIC provided the guarantee coverage until the earlier of the maturity date of the debt or December 31, 2012 (or June 30, 2012 for debt issued prior to April 1, 2009). The TAGP offered a temporary full guarantee for noninterest-bearing transaction accounts held at participating FDIC-insured depository institutions. The unlimited deposit coverage was available beginning October 14, 2008, and was in addition to the $250,000 FDIC deposit insurance coverage per account that was included as part of the Emergency Economic Stabilization Act of 2008. Participation in both the DGP and the TAGP was voluntary.
Comerica, Comerica Bank and Comerica Bank & Trust, National Association, participated in the TLGP. As of December 31, 2011, Comerica had no senior unsecured debt outstanding under the DGP. Comerica Bank and Comerica Bank & Trust, National Association voluntarily participated in the TAGP from October 2008, until they opted out effective July 1, 2010. The TAGP expired as of December 31, 2010.
However, the Financial Reform Act automatically provides unlimited deposit insurance for noninterest-bearing transaction accounts and interest-bearing lawyers' trust accounts from December 31, 2010 through December 31, 2012. For further discussion of the Financial Reform Act, refer to “The Dodd-Frank Wall Street Reform and Consumer Protection Act” section below in this “Supervisory and Regulation” section.
For additional details about the TGLP, see pages F-20 and F-21 of the Financial Section of this report under the caption “Deposits and Borrowed Funds.”
The Dodd-Frank Wall Street Reform and Consumer Protection Act
The recent financial crisis has led to significant changes in the competitive landscape of the financial services industry and an overhaul of the legislative and regulatory landscape with the passage of the Financial Reform Act, which was signed into law on July 21, 2010. The Financial Reform Act provides for, among other matters, increased regulatory supervision and examination of financial institutions, the imposition of more stringent capital requirements on financial institutions and increased regulation of derivatives and hedging transactions. Provided below is an overview of key elements of the Financial Reform Act relevant to Comerica. Most of the provisions contained in the Financial Reform Act became effective immediately upon enactment; however, many have delayed effective dates. Implementation of the Financial Reform Act will require many new mandatory and discretionary rules to be made by federal regulatory agencies over the next several years. The estimates of the impact on Comerica discussed below are based on the limited information currently available and, given the uncertainty of the timing and scope of the impact, are subject to change until final rulemaking is complete.
•The Financial Stability Oversight Council (“FSOC”): Will coordinate efforts of the primary U.S. financial regulatory agencies in establishing regulations to address financial stability concerns and will make recommendations to the FRB as to enhanced prudential standards that must apply to large, interconnected bank holding companies and nonbank financial companies supervised by the FRB under the Financial Reform Act, including capital, leverage, liquidity and risk management requirements. As a bank holding company with total consolidated assets exceeding $50 billion, Comerica will be subject to these enhanced prudential requirements.
•The Consumer Financial Protection Bureau (“CFPB“): Granted broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Possesses examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.
•Interest on Commercial Demand Deposits: Allows interest on commercial demand deposits, which could lead to increased cost of commercial demand deposits, depending on the interplay of interest, deposit credits and service charges.
•Unlimited Deposit Insurance Extension: Provides unlimited deposit insurance on noninterest-bearing accounts from December 31, 2010 to December 31, 2012.
•Deposit Insurance: Changed the definition of assessment base from domestic deposits to net assets (average consolidated total assets less average tangible equity), increased the deposit insurance fund's minimum reserve ratio and permanently increased general deposit insurance coverage from $100,000 to $250,000.
•Derivatives: Created a new framework for the regulation of OTC derivatives activities. Allows continued trading of foreign exchange and interest rate derivatives, but requires banks to shift energy, uncleared commodities and agriculture derivatives to a separately capitalized subsidiary within their holding company.
•Interchange Fee: Limits debit card transaction processing fees that card issuers can charge to merchants to an amount reasonable and proportional to the actual cost of a transaction to the issuer.
•Trust Preferred Securities: Prohibits bank holding companies with more than $15 billion in assets from including trust preferred securities as Tier 1 capital, and allows for a phase-in period of three years, beginning January 1, 2013. As of December 31, 2011, Comerica had $29 million of remaining trust preferred securities outstanding. Comerica called $4 million of the trust preferred securities effective January 7, 2012
•The Volcker Rule: Broadly restricts banking entities from engaging in proprietary trading and private fund sponsorship and investment activities and generally requires full compliance with the new restrictions by July 2014.
The Financial Reform Act also:
•Requires that publicly traded companies give stockholders a non-binding vote on executive compensation and “golden parachute” payments;
•Weakens the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce federal consumer protection laws;
•Requires creation of “living wills” describing the company's strategy for rapid and orderly resolution in bankruptcy during times of financial distress; and
•Establishes the Office of Financial Research (“OFR”) to serve the FSOC and the public by improving the quality, transparency, and accessibility of financial data and information, by conducting and sponsoring research related to financial stability, and by promoting best practices in risk management.

The environment in which financial institutions will operate after the recent financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, and changes in fiscal policy may have long-term effects on the business model and profitability of financial institutions that cannot now be foreseen. The Financial Reform Act will have important implications for Comerica and the entire financial services industry. As the Financial Reform Act requires that many studies be conducted and that hundreds of regulations be written in order to fully implement it, the full impact of this legislation on Comerica, its business strategies, and financial performance cannot be known at this time, and may not be known for a number of years.
Other Recent Legislative and Regulatory Developments
Overdraft Fees. On November 12, 2009, the Federal Reserve adopted amendments to its Regulation E, effective July 1, 2010, that prohibit financial institutions from charging clients overdraft fees on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. Pursuant to the adopted regulation, clients must opt-in to an overdraft service in order for the financial institution to collect overdraft fees. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer's account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this rule. Before opting in, the consumer must be provided a notice that explains the financial institution's overdraft services, including the fees associated with the service, and the consumer's choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.
Financial Crisis Responsibility Fee. On January 14, 2010, the current administration announced a proposal to impose a fee (the “Financial Crisis Responsibility Fee”) on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. If implemented as initially proposed, the Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its terms would apply to Comerica. The Financial Crisis Responsibility Fee was not included in the Financial Reform Act. On February 14, 2011, the administration included a revised Financial Crisis Responsibility Fee in its proposed fiscal 2012 budget. On February 1, 2012, the Obama administration proposed to use a portion of the Financial Crisis Responsibility Fee to provide certain eligible homeowners who are current on their mortgage payments with an opportunity to refinance.
Incentive-Based Compensation. In June 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
On April 14, 2011, FRB, OCC and several other federal financial regulators approved a joint proposed rulemaking to implement Section 956 of the Financial Reform Act. Section 956 prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. This proposal is consistent with and builds on the final guidance issued by the banking agencies in June 2010. Consistent with the Financial Reform Act, the proposed rule does not apply to banks with total consolidated assets of less than $1 billion, and contains heightened standards for institutions with $50 billion or more in total consolidated assets, which includes Comerica. For these larger institutions, the proposed rule requires that at least 50 percent of incentive-based payments be deferred for a minimum of three years for designated executives. Moreover, boards of directors of these larger institutions must identify employees who individually have the ability to expose the institution to substantial risk, and must determine that the incentive compensation for these employees appropriately balances risk and rewards according to enumerated standards.
Basel III: Regulatory Capital and Liquidity Regime. In December 2010, the Basel Committee on Banking Supervision issued a framework for strengthening international capital and liquidity regulation ("Basel III"). The Basel III capital framework includes higher global minimum capital standards, including a more stringent definition of capital, new capital conservation buffers and a minimum Tier 1 common capital ratio. The Basel III capital framework also proposes the deduction of certain assets from capital, including deferred tax assets and mortgage servicing rights, among others and within prescribed limitations, as well as the inclusion of other comprehensive income in capital and increased capital requirements for counterparty credit risk Rules are expected to be implemented between 2013 and 2019. Adoption in the U.S. is expected to occur over a similar timeframe, but the final form of the U.S. rules is not yet known.
The Basel III liquidity framework includes two minimum liquidity measures. The Liquidity Coverage Ratio requires a financial institution to hold a buffer of high-quality, liquid assets to fully cover net cash outflows under a 30-day systematic liquidity stress scenario. The Net Stable Funding Ratio requires the amount of available longer-term, stable sources of funding to be at least 100 percent of the required amount of longer-term stable funding over a one-year period. Comerica's liquidity position is strong, but if subject to the Basel III liquidity framework as currently proposed, Comerica would need to implement additional liquidity management initiatives. While uncertainty exists in both the final form of the Basel III guidance and whether or not Comerica will be required to adopt the guidelines, Comerica is closely monitoring the development of the guidance. Comerica expects to meet the final requirements adopted by U.S. banking regulators within regulatory timelines.
Interchange Fees. On July 20, 2011, the FRB published final rules pursuant to the Financial Reform Act establishing the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The restrictions on interchange transaction fees do not apply to issuers with assets of less than $10 billion.
The Volcker Rule. The federal banking agencies and the SEC published proposed regulations to implement the Volcker Rule on November 7, 2011. The proposal adopts a multi-faceted approach to implementing the Volcker Rule prohibitions that relies on: (i) detailed descriptions of prohibited and permitted activities; (ii) detailed compliance requirements; and (iii) for banking entities with large volumes of trading activity, detailed quantitative analysis and reporting obligations. In addition to rules implementing the core prohibitions and exemptions of the Volcker Rule, the proposal also includes three appendices devoted to recordkeeping and reporting requirements, including numerous quantitative data reporting obligations for banking entities with significant trading activities (Appendix A), detailed guidance regarding trading undertaken in connection with market making activities (Appendix B), and enhanced compliance requirements for banking entities with significant trading or covered fund activities (Appendix C). Comerica is closely monitoring the development of the Volcker Rule, and expects to meet the final requirements adopted by regulators within regulatory timelines.
Annual Capital Plans. On November 22, 2011, the FRB issued a final rule requiring top-tier U.S. bank holding companies with total consolidated assets of $50 billion or more to submit annual capital plans for review, and issued instructions regarding stress testing as part of the 2012 Capital Plan Review program. Under the rule, the FRB will annually evaluate institutions' capital adequacy, internal capital adequacy assessment processes, and their plans to make capital distributions, such as dividend payments or stock repurchases. As required, Comerica submitted its capital plan to the FRB on January 9, 2012, and expects to receive the results of the FRB's review of the plan by mid-March.
Enhanced Prudential Requirements. On December 20, 2011, the FRB issued its proposed regulations to implement the enhanced prudential and supervisory requirements mandated by the Financial Reform Act. The proposed regulations address enhanced risk-based capital and leverage requirements, enhanced liquidity requirements, enhanced risk management and risk committee requirements, single-counterparty credit limits, semiannual stress tests, and a debt-to-equity limit for companies determined to pose a grave threat to financial stability. They are intended to allow regulators to more effectively supervise large bank holding companies and nonbank financial firms whose failure could impact the stability of the US financial system, and generally build on existing US and international regulatory guidance. The proposal also takes a multi-stage or phased approach to many of the requirements (such as the capital and liquidity requirements). Most of these requirements will apply to Comerica because it has consolidated assets of more than $50 billion. However, the proposal defers several key aspects of the new enhanced requirements to future proposals. As a result, the full impact of these enhanced standards on Comerica and its competitors cannot yet be fully assessed.
OFR Assessments. On January 3, 2012, the Department of the Treasury published proposed regulations to implement, beginning July 20, 2012, a semi-annual assessment scheme for covering expenses of the OFR based on the asset size of each assessed company as of the end of the preceding year.
Future Legislation and Regulatory Measures
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
Comerica prices credit facilities to reflect risk, the related costs and the expected return, while maintaining competitiveness with other financial institutions. Loans with variable and fixed rates are underwritten to achieve expected risk-adjusted returns on the credit facilities and for the full relationship including the borrower’s ability to repay the principal and interest based on such rates.
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
Credit Policy
Comerica maintains a comprehensive set of credit policies. Comerica’s credit policies provide individual loan officers, as well as loan committees, approval authorities based on our internal risk rating system and establish maximum exposure limits based on risk ratings and Comerica’s legal lending limit. Credit Administration, in conjunction with the businesses units, monitors compliance with the credit policies and modifies the existing policies as necessary. New or modified policies/guidelines require approval by the Strategic Credit Committee, chaired by Comerica’s Chief Credit Officer and comprising senior credit, market and risk management executives.
Commercial Loan Portfolio
Commercial loans are underwritten using a comprehensive analysis of the borrower’s operations. The underwriting process includes an analysis of some or all of the factors listed below:

•	The borrower’s business model.

•	Periodic review of financial statements including financial statements audited by an independent certified public accountant when appropriate.

•	The pro-forma financial condition including financial projections.

•	The borrower’s sources and uses of funds.

•	The borrower’s debt service capacity.

•	The guarantor’s financial strength.

•
A comprehensive review of the quality and value of collateral, including independent third-party appraisals of machinery and equipment and commercial real estate, as appropriate, to determine the advance rates.

•	Physical inspection of collateral and audits of receivables, as appropriate.
Commercial Real Estate (CRE) Loan Portfolio
Comerica’s CRE loan portfolio consists of real estate construction and commercial mortgage loans and includes both loans to real estate investors and developers, and loans secured by owner-occupied real estate. Comerica’s CRE loan underwriting policies are consistent with the approach described above and provide maximum loan-to-value ratios that limit the size of a loan to a maximum percentage of the value of the real estate collateral securing the loan. The loan-to-value percentage varies by the type of collateral and is limited by advance rates established by our regulators. Our loan-to-value limitations are, in certain cases, more restrictive than those required by regulators and are influenced by other risk factors such as the financial strength of the borrower or guarantor, the equity provided to the project and the viability of the project itself. CRE loans generally require cash equity. CRE loans are normally originated with full recourse or limited recourse to all principals and owners. There are limitations to the size of a single project loan and to the aggregate dollar exposure to a single guarantor.
Consumer and Residential Mortgage Loan Portfolios
Comerica’s consumer and residential mortgage loans are originated consistent with the underwriting approach described above, but also includes an assessment of each borrower’s personal financial condition, including a review of credit reports and related FICO scores and verification of income and assets. Comerica does not originate subprime loan programs. Although a standard industry definition for subprime loans (including subprime mortgage loans) does not exist, Comerica defines subprime loans as specific product offerings for higher risk borrowers, including individuals with one or a combination of high credit risk factors. These credit factors include low FICO scores, poor patterns of payment history, high debt-to-income ratios and elevated loan-to-value. We consider subprime FICO scores to be those below 620 on a secured basis (excluding loans with cash or near-cash collateral and adequate income to make payments) and below 660 for unsecured loans. Residential mortgage loans retained in the portfolio are largely relationship based. The remaining loans are typically eligible to be sold on the secondary market. Adjustable rate loans are limited to standard conventional loan programs.
EMPLOYEES
As of December 31, 2011, Comerica and its subsidiaries had 9,037 full-time and 720 part-time employees.
AVAILABLE INFORMATION
Comerica maintains an Internet website at www.comerica.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after those reports are filed with or furnished to the SEC. The Code of Business Conduct and Ethics for Employees, the Code of Business Conduct and Ethics for Members of the Board of Directors and the Senior Financial Officer Code of Ethics adopted by Comerica are also available on the Internet website and are available in print to any shareholder who requests them. Such requests should be made in writing to the Corporate Secretary at Comerica Incorporated, Comerica Bank Tower, 1717 Main Street, MC 6404, Dallas, Texas 75201.
Item 1A.  Risk Factors.
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, Comerica may make other written and oral communications from time to time that contain such statements. All statements regarding Comerica’s expected financial position, strategies and growth prospects and general economic conditions Comerica expects to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” "opportunity," "initiative," “outcome,” “continue,” “remain,” “maintain,” "on course," “trend,” “objective,” "looks forward" and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to Comerica or its management, are intended to identify forward-looking statements.

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
Local, domestic, and international economic, political and industry specific conditions affect the financial services industry, directly and indirectly. Conditions such as or related to inflation, recession, unemployment, volatile interest rates, international conflicts and other factors, such as real estate values, energy costs, fuel prices, state and local municipal budget deficits, the European debt crisis and government spending and the U.S. national debt, outside of our control may, directly and indirectly, adversely affect Comerica. As has been the case with the impact of recent economic conditions, economic downturns could result in the delinquency of outstanding loans, which could have a material adverse impact on Comerica’s earnings.

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

•	Any reduction in our credit rating could adversely affect Comerica and/or the holders of its securities.
Rating agencies regularly evaluate Comerica, and their ratings are based on a number of factors, including Comerica's financial strength as well as factors not entirely within its control, including conditions affecting the financial services industry generally. There can be no assurance that Comerica will maintain its current ratings. In December 2011, Moody's Investors Service placed Comerica on review for a possible downgrade. A downgrade to Comerica or its subsidiaries' credit ratings could affect its ability to access the capital markets, increase its borrowing costs and negatively impact its profitability. A ratings downgrade to Comerica, its subsidiaries or their securities could also create obligations or liabilities to Comerica under the terms of its outstanding securities that could increase Comerica's costs or otherwise have a negative effect on Comerica's results of operations or financial condition. Additionally, a downgrade of the credit rating of any particular security issued by Comerica or its subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

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
Comerica is subject to extensive regulation, supervision and examination by the U.S. Treasury, the Texas Department of Banking, the FDIC, the FRB, the SEC and other regulatory bodies. Such regulation and supervision governs the activities in which Comerica may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on Comerica's operations, investigations and limitations related to Comerica's securities, the classification of Comerica's assets and determination of the level of Comerica's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on Comerica's business, financial condition or results of operations.
In particular, Congress and other regulators have recently increased their focus on the regulation of the financial services industry:
During the second quarter of 2009, the FDIC levied an industry-wide special assessment charge on insured financial institutions as part of the agency's efforts to rebuild DIF. In November 2009, the FDIC amended regulations that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010-2012. The prepaid assessments will be applied against future quarterly assessments (as they may be so revised) until the prepaid assessment is exhausted or the balance of the prepayment is returned, whichever occurs first. The FDIC is not precluded from changing assessment rates or from further revising the risk-based assessment system during the prepayment period or thereafter. Thus, Comerica may also be required to pay significantly higher FDIC insurance assessments premiums in the future because market developments significantly depleted DIF and reduced the ratio of reserves to insured deposits. Additional information on the impact of the FDIC's risk-based deposit premium assessment system is presented in “FDIC Insurance Assessments” in the “Supervisory and Regulation” section.
On January 14, 2010, the current administration announced a proposal to impose a Financial Crisis Responsibility Fee on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. If implemented as initially proposed, the Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its terms would apply to Comerica. On February 14, 2011, the administration included a revised Financial Crisis Responsibility Fee in its proposed fiscal 2012 budget. On February 1, 2012, the Obama administration proposed to use a portion of the Financial Crisis Responsibility Fee to provide certain eligible homeowners who are current on their mortgage payments with an opportunity to refinance.
On July 21, 2010, the Financial Reform Act was signed into law. The Financial Reform Act implements a variety of far-reaching changes and has been called the most sweeping reform of the financial services industry since the 1930s. Many of the provisions of the Financial Reform Act will directly affect or have directly affected Comerica's ability to conduct its business, including, but not limited to:
•Creation of the FSOC that may recommend to the FRB enhanced prudential standards, including increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;
•Application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, such as Comerica, which, among other things, will, after a three-year phase-in period which begins January 1, 2013, remove trust preferred securities as a permitted component of a holding company's Tier 1 capital;

•Increases in the FDIC assessment for depository institutions with assets of $10 billion or more, such as Comerica Bank, and increases the minimum reserve ratio for the FDIC's Deposit Insurance Fund from 1.15% to 1.35%;
•Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
•Establishment of a CFPB with broad authority to implement new consumer protection regulations and, for bank holding companies with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws;
•Restrictions on banking entities from engaging in proprietary trading and private fund sponsorship and investment activities;
•Created a new framework for the regulation of OTC derivatives activities; and
•Enactment of rules limiting debit-card interchange fees.
Additional information on the changes to interchange fees, the Volcker Rule and enhanced prudential requirements is set forth in “Other Recent Legislative and Regulatory Developments” of the “Supervisory and Regulation” section. For more information on the Financial Reform Act, please refer to “The Dodd-Frank Wall Street Reform and Consumer Protection Act” of the “Supervision and Regulation” section above. Many provisions in the Financial Reform Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known.
The BCBS issued the Basel III capital framework in December 2010, which significantly increases regulatory capital requirements. The Basel III capital standards, as well as strict new liquidity requirements adopted by the BCBS, will be phased in over a period of several years and are now subject to individual adoption by member nations, including the United States. Further information concerning the Basel III framework is set forth in “Other Recent Legislative and Regulatory Developments” of the “Supervisory and Regulation” section.
On November 22, 2011, the FRB issued a final rule requiring top-tier U.S. bank holding companies with total consolidated assets of $50 billion or more to submit annual capital plans for review, and issued instructions regarding stress testing as part of the 2012 Capital Plan Review program. Under the rule, the FRB will annually evaluate institutions' capital adequacy, internal capital adequacy assessment processes, and their plans to make capital distributions, such as dividend payments or stock repurchases. As required, Comerica submitted its capital plan to the FRB on January 9, 2012, and expects to receive the results of the FRB's review of the plan by mid-March.
On January 3, 2012, the Department of the Treasury published proposed regulations to implement, beginning July 20, 2012, a semi-annual assessment scheme for covering expenses of the OFR based on the asset size of each assessed company as of the end of the preceding year.
The effects of such recently enacted legislation and regulatory actions on Comerica cannot reliably be fully determined at this time. Moreover, as some of the legislation and regulatory actions previously implemented in response to the recent financial crisis expire, the impact of the conclusion of these programs on the financial sector and on the economic recovery is unknown. Any delay in the economic recovery or a worsening of current financial market conditions could adversely affect Comerica. We can neither predict when or whether future regulatory or legislative reforms will be enacted nor what their contents will be. The impact of any future legislation or regulatory actions on Comerica's businesses or operations cannot be reliably determined at this time, and such impact may adversely affect Comerica.

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

•	Comerica’s acquisition of Sterling or any future strategic acquisitions or divestitures may present certain risks to Comerica’s business and operations.
Comerica completed the acquisition of Sterling on July 28, 2011, and completed systems integrations on November 14, 2011. Difficulties in capitalizing on the opportunities presented by the Sterling acquisition may prevent Comerica from fully achieving the expected benefits from the acquisition, or may cause the achievement of such expectations to take longer to realize than expected.
Further, the assimilation of Comerica's and Sterling's customers and markets could result in higher than expected deposit attrition, loss of key employees, disruption of Comerica's businesses or the businesses of Sterling or otherwise adversely affect Comerica's ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. These matters could have an adverse effect on Comerica for an undetermined period. Comerica will be subject to similar risks and difficulties in connection with any future acquisitions or decisions to downsize, sell or close units or otherwise change the business mix of the Corporation.

•	Compliance with more stringent capital and liquidity requirements may adversely affect Comerica.
As discussed above, the Financial Reform Act creates a FSOC that may recommend to the FRB enhanced capital requirements for financial institutions as they grow in size and complexity and imposes higher risk-based capital and leverage requirements, which, among other things, will, after a three-year phase-in period beginning in January 1, 2013, remove trust preferred securities as a permitted component of Tier 1 capital. Moreover, the capital requirements applicable to us as a bank holding company as well as to our subsidiary banks are in the process of being substantially revised, in connection with Basel III and the requirements of the Financial Reform Act. These requirements, and any other new regulations, could adversely affect Comerica's ability to pay dividends, or could require Comerica to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition and/or existing shareholders. The liquidity requirements applicable to Comerica as a bank holding company as well as to our subsidiary banks also are in the process of being substantially revised, in connection with recently proposed supervisory guidance, Basel III and the requirements of the Financial Reform Act. In light of these new legal and regulatory requirements, Comerica and our subsidiary banks may be required to satisfy additional, more stringent, liquidity standards, including, for the first time, quantitative standards for liquidity management. We cannot fully predict at this time the final form of, or the effects of, these regulations. Additional information on the liquidity requirements applicable to Comerica is set forth in the “Supervision and Regulation” section.
The ultimate impact of the new capital and liquidity standards cannot be determined at this time and will depend on a number of factors, including treatment and implementation by the U.S. banking regulators. However, maintaining higher levels of capital and liquidity may reduce Comerica's profitability and otherwise adversely affect its business, financial condition, or results of operations.

•	Declines in the businesses or industries of Comerica's customers could cause increased credit losses, which could adversely affect Comerica.
Comerica's business customer base consists, in part, of customers in volatile businesses and industries such as the energy industry, the automotive production industry and the real estate business. These industries are sensitive to global economic conditions and supply chain factors. Any decline in one of those customers' businesses or industries could cause increased credit losses, which in turn could adversely affect Comerica.

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

•	Proposed revenue enhancements and efficiency improvements may not be achieved.
Comerica has announced a 2012 profit improvement plan that focuses on revenue enhancements and expense reduction initiatives. The estimates and assumptions underlying the profit improvement plan may or may not prove to be accurate in some respects. Additionally, Comerica's 2012 performance is subject to the various risks inherent to its business and operations. There may be delays in the anticipated timing of activities related to our cost savings plans and higher than expected or unanticipated costs to implement them, and some benefits may not be fully achieved. Furthermore, the implementation of the profit improvement plan may have unintended impacts on Comerica's ability to attract and retain business and customers, while revenue enhancement ideas may not be successful in the marketplace. Accordingly, Comerica's results of operations and profitability may be negatively impacted, making it less competitive and potentially causing the loss of market share.

•	Comerica may not be able to utilize technology to efficiently and effectively develop, market, and deliver new products and services to its customers.
The financial services industry experiences rapid technological change with regular introductions of new technology-driven products and services. The efficient and effective utilization of technology enables financial institutions to better serve customers and to reduce costs. Comerica's future success depends, in part, upon its ability to address the needs of its customers by using technology to market and deliver products and services that will satisfy customer demands, meet regulatory requirements, and create additional efficiencies in Comerica's operations. Comerica may not be able to effectively develop new technology-driven products and services or be successful in marketing or supporting these products and services to its customers, which could have a material adverse impact on Comerica's financial condition and results of operations.

•	Operational difficulties, failure of technology infrastructure or information security incidents could adversely affect Comerica's business and operations.
Comerica is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, failure of Comerica's controls and procedures and unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from computer or telecommunications systems malfunctions. Given the high volume of transactions at Comerica, certain errors may be repeated or compounded before they are identified and resolved.
In particular, Comerica's operations rely on the secure processing, storage and transmission of confidential and other information on its technology systems and networks. Any failure, interruption or breach in security of these systems could result in failures or disruptions in Comerica's customer relationship management, general ledger, deposit, loan and other systems.
Comerica also faces the risk of operational disruption, failure or capacity constraints due to its dependency on third party vendors for components of its business infrastructure. While Comerica has selected these third party vendors carefully, it does not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect Comerica's business and operations.
Comerica may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses, cyberattacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Although Comerica has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of its systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers and loss or liability to Comerica.
The occurrence of any failure or interruption in Comerica's operations or information systems, or any security breach, could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject Comerica to regulatory intervention or expose it to civil litigation and financial loss or liability, any of which could have a material adverse effect on Comerica.

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
Further, as we have seen recently, difficult economic conditions may negatively affect consumer confidence levels. A decrease in consumer confidence levels would likely aggravate the adverse effects of these difficult market conditions on Comerica, Comerica's customers and others in the financial institutions industry.

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
Further, Comerica's ability to retain key officers and employees may be impacted by legislation and regulation affecting the financial services industry. On April 14, 2011, FRB, OCC and several other federal financial regulators approved a joint proposed rulemaking to implement Section 956 of the Financial Reform Act. Section 956 prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. Consistent with the Financial Reform Act, the proposed rule does not apply to banks with total consolidated assets of less than $1 billion, and contains heightened standards for institutions with $50 billion or more in total consolidated assets, which includes Comerica. For these larger institutions, the proposed rule requires that at least 50 percent of incentive-based payments be deferred for a minimum of three years for designated executives. Moreover, boards of directors of these larger institutions must identify employees who individually have the ability to expose the institution to substantial risk, and must determine that the incentive compensation for these employees appropriately balances risk and rewards according to enumerated standards. Accordingly, Comerica may be at a disadvantage to offer competitive compensation as other financial institutions (as referenced above) may not be subject to the same requirements.
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

Comerica has significant operations and a significant customer base in California, Texas, Florida and other regions where natural and other disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as tornadoes, hurricanes, earthquakes, fires and floods. These types of natural catastrophic events at times have disrupted the local economy, Comerica’s business and customers and have posed physical risks to Comerica’s property. In addition, catastrophic events occurring in other regions of the world may have an impact on Comerica's customers and in turn, on Comerica. A significant catastrophic event could materially adversely affect Comerica’s operating results.

•	Changes in accounting standards could materially impact Comerica's financial statements.
From time to time accounting standards setters change the financial accounting and reporting standards that govern the preparation of Comerica’s financial statements. These changes can be difficult to predict and can materially impact how Comerica records and reports its financial condition and results of operations. In some cases, Comerica could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings.

•	Comerica's accounting policies and processes are critical to the reporting of financial condition and results of operations. They require management to make estimates about matters that are uncertain.
Accounting policies and processes are fundamental to how Comerica records and reports the financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and processes so they comply with U.S. GAAP. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in the Company reporting materially different results than would have been reported under a different alternative.
Management has identified certain accounting policies as being critical because they require management's judgment to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Comerica has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, Comerica cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. See “Critical Accounting Policies” on pages F-43 through F-48 of the Financial Section of this report and Note 1 of the Notes to Consolidated Financial Statements located on pages F-55 through F-63 of the Financial Section of this report.
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
The executive offices of Comerica are located in the Comerica Bank Tower, 1717 Main Street, Dallas, Texas 75201. Comerica Bank leases five floors of the building, plus an additional 34,238 square feet on the building’s lower level, from an unaffiliated third party. The lease for such space used by Comerica and its subsidiaries extends through September 2023. Comerica's Michigan headquarters are located in a 10-story building in the central business district of Detroit, Michigan at 411 W. Lafayette, Detroit, Michigan 48226. Such building is owned by Comerica Bank. Comerica and its subsidiaries also leased 11 floors in the Comerica Tower at One Detroit Center, 500 Woodward Avenue, Detroit, Michigan 48226 through January 2012. As of December 31, 2011, Comerica, through its banking affiliates, operated a total of 575 banking centers, trust services locations, and loan production or other financial services offices, primarily in the States of Texas, Michigan, California, Florida and Arizona. Of these offices, 241 were owned and 334 were leased. As of December 31, 2011, affiliates also operated from leased spaces in Denver, Colorado; Wilmington, Delaware; Oakbrook Terrace, Illinois; Boston and Waltham, Massachusetts; Minneapolis, Minnesota; Morristown, New Jersey; Las Vegas, Nevada; New York, New York; Rocky Mount and Cary, North Carolina; Granville, Ohio; Memphis, Tennessee; Reston, Virginia; Bellevue and Seattle, Washington; Monterrey, Mexico; Toronto, Ontario, Canada and Windsor, Ontario, Canada. Comerica and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, and three buildings in Auburn Hills, Michigan, used mainly for lending functions and operations.
Item 3.  Legal Proceedings.
Comerica and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. Comerica believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of Comerica and its shareholders. On at least a quarterly basis, Comerica assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on Comerica’s consolidated financial condition, consolidated results of operations or consolidated cash flows. However, in the event of significant unexpected future developments on existing cases, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to Comerica's consolidated financial condition, consolidated results of operations or consolidated cash flows.
For other matters, where a loss is not probable, Comerica has not established legal reserves. In determining whether it is possible to provide an estimate of loss or range of possible loss, Comerica reviews and evaluates its material litigation on an ongoing basis, in conjunction with legal counsel, in light of potentially relevant factual and legal developments. Based on current knowledge, expectation of future earnings, and after consultation with legal counsel, management believes the maximum amount of reasonably possible losses would not have a material adverse effect on Comerica's consolidated financial condition, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to Comerica's consolidated financial condition, consolidated results of operations or consolidated cash flows.
The damages alleged by plaintiffs or claimants may be overstated, unsubstantiated by legal theory, unsupported by the facts, and/or bear no relation to the ultimate award that a court, jury or agency might impose. In view of the inherent difficulty of predicting the outcome of such matters, Comerica cannot state with confidence a range of reasonably possible losses, nor what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, management believes the maximum amount of reasonably possible losses would not have a material adverse effect on

Comerica's consolidated financial condition, consolidated results of operations or consolidated cash flows.
Item 4.   Mine Safety Disclosures.
Not applicable.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Common Stock
The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 15, 2012, there were approximately 12,152 record holders of Comerica’s common stock.
Sales Prices and Dividends
Quarterly cash dividends were declared during 2011 and 2010 totaling $0.40 and $0.25 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of Comerica’s common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2011 and 2010, as well as dividend information.

Quarter	High	Low	Dividends Per Share	Dividend Yield*
2011
Fourth	$27.37	$21.53	$0.10	1.6%
Third	35.79	21.48	0.10	1.4
Second	39.00	33.08	0.10	1.1
First	43.53	36.20	0.10	1.0
2010
Fourth	$43.44	$34.43	$0.10	1.0%
Third	40.21	33.11	0.05	0.5
Second	45.85	35.44	0.05	0.5
First	39.36	29.68	0.05	0.6
___________________

*	Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2011

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders(1)	18,803,549	$47.28	5,408,289	(2)(3)
Equity compensation plans not approved by security holders(4)	346,527	37.03	507,896	(5)
Total	19,150,076	$47.10	5,916,185

___________________

(1)
Consists of options to acquire shares of common stock, par value $5.00 per share, issued under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan ("2006 LTIP"), and Amended and Restated 1997 Long-Term Incentive Plan. Does not include 84,987 restricted stock units equivalent to shares of common stock issued under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors and outstanding as of December 31, 2011, or 1,948,260 shares of restricted stock and restricted stock units issued under the 2006 LTIP and outstanding as of December 31, 2011. There are no shares available for future issuances under any of these plans other than the Comerica Incorporated Incentive Plan for Non-Employee Directors and the 2006 LTIP. The Comerica Incorporated Incentive Plan for Non-Employee Directors was approved by the shareholders on May 18, 2004. The 2006 LTIP was approved by Comerica’s shareholders on May 16, 2006, its amendment and restatement was approved by Comerica’s shareholders on April 27, 2010 and its further amendment and restatement was approved by Comerica’s Board of Directors on February 22, 2011.

(2)
Does not include shares of common stock purchased or available for purchase by employees under the Amended and Restated Employee Stock Purchase Plan, or contributed or available for contribution by Comerica on behalf of the employees. The Amended and Restated Employee Stock Purchase Plan was ratified and approved by the shareholders on May 18, 2004. Five million shares of Comerica’s common stock have been registered for sale or awards to employees under the Amended and Restated Employee Stock Purchase Plan. As of December 31, 2011, 1,981,930 shares had been purchased by or contributed on behalf of employees, leaving 3,018,070 shares available for future sale or awards. If the shares available for future sale or awards under the Employee Stock Purchase Plan were included, the number shown in column (c) under "Equity compensation plans approved by security holders" would be 8,426,359, and the number shown in column (c) under "Total" would be 8,934,255.

(3)
These shares are available for future issuance under the 2006 LTIP in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards, under the Incentive Plan for Non-Employee Directors in the form of options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards. Under the 2006 LTIP, not more than a total of 4.7 million shares may be used for awards other than options and stock appreciation rights and not more than one million shares are available as incentive stock options. Further, no award recipient may receive more than 350,000 shares during any calendar year, and the maximum number of shares underlying awards of options and stock appreciation rights that may be granted to an award recipient in any calendar year is 350,000.

(4)
Includes options to acquire shares of common stock, par value $5.00 per share, issued under the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors of Comerica Bank and Affiliated Banks (terminated March 2004). Also includes options to purchase 284,027 shares of common stock, par value $5.00 per share, that were assumed by Comerica in connection with its acquisition of Sterling, under whose plans the options were originally granted. The weighted-average option price of these assumed options was $32.82 at December 31, 2011.

(5)
These shares are available for future issuance to legacy Sterling employees under the Amended and Restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan ("Sterling LTIP") in the form of options, restricted stock, performance awards, bonus shares, phantom shares and other stock-based awards. Under the Sterling LTIP, the maximum number of shares underlying awards of options, restricted stock, phantom shares and other stock-based awards that may be granted to an award recipient in any calendar year is 47,300, and the maximum amount of all performance awards that may be granted to an award recipient in any calendar year is $2,000,000. The Sterling LTIP was approved by Sterling's shareholders on April 28, 2003, and its amendment and restatement was approved by Sterling's shareholders on April 30, 2007.

Most of the equity awards made by Comerica during 2011 were granted under the shareholder-approved Amended and Restated 2006 Long-Term Incentive Plan.
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
Amended and Restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan. Under the plan, stock awards in the form of options, restricted stock, performance awards, bonus shares, phantom shares and other stock-based awards may be granted to legacy Sterling employees. The maximum number of shares underlying awards of options, restricted stock, phantom shares and other stock-based awards that may be granted to an award recipient in any calendar year is 47,300, and the maximum amount of all performance awards that may be granted to an award recipient in any calendar year is $2,000,000. Awards are generally subject to a vesting schedule specified in the grant documentation. The exercise price of each option granted will be no less than the fair market value of each share of common stock subject to the option on the date the option was granted. The term of each option cannot be more than ten years, and the applicable grant documentation specifies the extent to which options may be exercised during their respective terms, including in the event of an employee's death, disability or termination of employment. To the extent that an award terminates, expires, lapses or is settled in cash, the shares subject to the award may be used again with respect to new grants under the Sterling LTIP. However, shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations may not be used again for grants under the Sterling LTIP Plan. The Sterling LTIP is administered by the Governance, Compensation and Nominating Committee of Comerica's Board of Directors.
For additional information regarding Comerica’s equity compensation plans, please refer to Note 17 on pages F-100 through F-101 of the Notes to Consolidated Financial Statements located in the Financial Section of this report.
Performance Graph
Our performance graph is available under the caption "Performance Graph" on page F-2 of the Financial Section of this report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In November 2010, the Board of Directors of Comerica authorized the repurchase of up to 12.6 million shares of Comerica Incorporated outstanding common stock and authorized the purchase of up to all 11.5 million of Comerica’s original outstanding warrants. There is no expiration date for Comerica’s share repurchase program. There were no open market repurchases of common stock or warrants in 2010 and 2009.

The following table summarizes Comerica’s share repurchase activity for the year ended December 31, 2011.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2011	400	23,656	548	$39.40	$—
Total second quarter 2011	—	23,656	3	37.27	—
Total third quarter 2011	2,124	21,532	2,153	25.38	—
October 2011	440	21,092	457	25.17	—
November 2011	1,065	20,027	1,065	25.21	—
December 2011	80	19,947	81	25.92	—
Total fourth quarter 2011	1,585	19,947	1,603	25.23	—
Total 2011	4,109	19,947	4,307	27.12	—

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 198,000 shares purchased in 2011 (including 18,303 shares in the quarter ended December 31, 2011) pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan. These transactions are not considered part of Comerica's repurchase program.

(c)	Comerica made no repurchases of warrants under the repurchase program during 2011.
Item 6.  Selected Financial Data.
Reference is made to the caption “Selected Financial Data” on page F-3 of the Financial Section of this report.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Reference is made to the sections entitled “2011 Overview and Key Corporate Initiatives,” "Results of Operations," "Strategic Lines of Business," "Balance Sheet and Capital Funds Analysis," "Risk Management," "Critical Accounting Policies," "Supplemental Financial Data" and "Forward-Looking Statements" on pages F-4 through F-50 of the Financial Section of this report.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Reference is made to the subheadings entitled “Market and Liquidity Risk,” “Operational Risk,” “Compliance Risk” and “Business Risk” on pages F-36 through F-42 of the Financial Section of this report.
Item 8.  Financial Statements and Supplementary Data.
Reference is made to the sections entitled “Consolidated Balance Sheets,” "Consolidated Statements of Income," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Report of Management," "Reports of Independent Registered Public Accounting Firm," and "Historical Review" on pages F-51 through F-125 of the Financial Section of this report.
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
Internal Control Over Financial Reporting
Management’s annual report on internal control over financial reporting and the related attestation report of Comerica’s registered public accounting firm are included on pages F-120 and F-121 in the Financial Section of this report.
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
Item 9B.  Other Information.
None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.
Comerica has a Senior Financial Officer Code of Ethics that applies to the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, the Treasurer and the Executive Vice President of Finance. The Senior Financial Officer Code of Ethics is available on Comerica’s website at www.comerica.com. If any substantive amendments are made to the Senior Financial Officer Code of Ethics or if Comerica grants any waiver, including any implicit waiver, from a provision of the Senior Financial Officer Code of Ethics to the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, the Treasurer or the Executive Vice President of Finance, we will disclose the nature of such amendment or waiver on our website.
The remainder of the response to this item will be included under the sections captioned “Information About Nominees and Incumbent Directors,” “Nominees for Class I Directors - Terms Expiring in 2013,” “Nominees for Class III Directors - Terms Expiring in 2013,” “Incumbent Class II Directors - Terms Expiring in 2013,” “Committees and Meetings of Directors,” “Committee Assignments,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2012, which sections are hereby incorporated by reference.
Item 11.  Executive Compensation.
The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Governance, Compensation and Nominating Committee Report,” “2011 Summary Compensation Table,” “2011 Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End 2011,” “2011 Option Exercises and Stock Vested,” “Pension Benefits at Fiscal Year-End 2011,” “2011 Nonqualified Deferred Compensation,” and “Potential Payments upon Termination or Change of Control at Fiscal Year-End 2011” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2012, which sections are hereby incorporated by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information called for by this item with respect to securities authorized for issuance under equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.
The response to the remaining requirements of this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2012, which sections are hereby incorporated by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Comerica,” “Transactions of Executive Officers with Comerica,” “Information about Nominees and Incumbent Directors,” "Nominees for Class I Directors - Terms Expiring in 2013," Nominees for Class III Directors - Terms Expiring in 2013" and "Incumbent Class II Directors - Terms Expiring in 2013" of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2012, which sections are hereby incorporated by reference.
Item 14.  Principal Accountant Fees and Services.
The response to this item will be included under the section captioned “Independent Auditors” of Comerica’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2012, which section is hereby incorporated by reference.
PART IV

Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

1.	Financial Statements: The financial statements that are filed as part of this report are included in the Financial Section on pages F-51 through F-122.

2.
All of the schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

3.	Exhibits: The exhibits listed on the Exhibit Index on pages E-1 through E-5 of this Form 10-K are filed with this report or are incorporated herein by reference.

FINANCIAL REVIEW AND REPORTS
Comerica Incorporated and Subsidiaries

PERFORMANCE GRAPH

The graph shown below compares the total returns (assuming reinvestment of dividends) of Comerica Incorporated common stock, the S&P 500 Index, and the Keefe Bank Index. The graph assumes $100 invested in Comerica Incorporated common stock (returns based on stock prices per the NYSE) and each of the indices on December 31, 2006 and the reinvestment of all dividends during the periods presented.

Comparison of Five Year Cumulative Total Return
Among Comerica Incorporated, Keefe Bank Index, and S&P 500 Index
(Assumes $100 Invested on 12/31/06 and Reinvestment of Dividends)

$140
$120
$100
$80
$60
$40
$20
$0
Comerica Incorporated
Keefe Bank Index
S&P 500 Index

	2006	2007	2008	2009	2010	2011
Comerica Incorporated	$ 100	78	38	58	83	51
Keefe Bank Index	$ 100	78	41	40	50	38
S&P 500 Index	$ 100	105	66	84	97	99

The performance shown on the graph is not necessarily indicative of future performance.

SELECTED FINANCIAL DATA

(dollar amounts in millions, except per share data)
Years Ended December 31	2011 (a)	2010	2009	2008	2007
EARNINGS SUMMARY
Net interest income	$1,653	$1,646	$1,567	$1,815	$2,003
Provision for loan losses	153	480	1,082	686	212
Noninterest income	792	789	1,050	893	888
Noninterest expenses	1,762	1,640	1,650	1,751	1,691
Provision (benefit) for income taxes	137	55	(131)	59	306
Income from continuing operations	393	260	16	212	682
Net income	393	277	17	213	686
Preferred stock dividends	—	123	134	17	—
Net income (loss) attributable to common shares	389	153	(118)	192	680
PER SHARE OF COMMON STOCK
Diluted earnings per common share:
Income (loss) from continuing operations	$2.09	$0.78	$(0.80)	$1.28	$4.40
Net income (loss)	2.09	0.88	(0.79)	1.28	4.43
Cash dividends declared	0.40	0.25	0.20	2.31	2.56
Common shareholders’ equity	34.80	32.82	32.27	33.38	34.12
Tangible common equity (b)	31.42	31.94	31.22	32.30	33.03
Market value	25.80	42.24	29.57	19.85	43.53
Average diluted shares (in millions)	186	173	149	149	154
YEAR-END BALANCES
Total assets	$61,008	$53,667	$59,249	$67,548	$62,331
Total earning assets	55,506	49,352	54,558	62,374	57,448
Total loans	42,679	40,236	42,161	50,505	50,743
Total deposits	47,755	40,471	39,665	41,955	44,278
Total medium and long-term debt	4,944	6,138	11,060	15,053	8,821
Total common shareholders’ equity	6,868	5,793	4,878	5,023	5,117
Total shareholders’ equity	6,868	5,793	7,029	7,152	5,117
AVERAGE BALANCES
Total assets	$56,917	$55,553	$62,809	$65,185	$58,574
Total earning assets	52,121	51,004	58,162	60,422	54,688
Total loans	40,075	40,517	46,162	51,765	49,821
Total deposits	43,762	39,486	40,091	42,003	41,934
Total medium and long-term debt	5,519	8,684	13,334	12,457	8,197
Total common shareholders’ equity	6,351	5,625	4,959	5,166	5,070
Total shareholders’ equity	6,351	6,068	7,099	5,442	5,070
CREDIT QUALITY
Total allowance for credit losses	$752	$936	$1,022	$808	$578
Total nonperforming loans	887	1,123	1,181	917	404
Foreclosed property	94	112	111	66	19
Total nonperforming assets	981	1,235	1,292	983	423
Net credit-related charge-offs	328	564	869	472	153
Net credit-related charge-offs as a percentage of average total loans	0.82%	1.39%	1.88%	0.91%	0.31%
Allowance for loan losses as a percentage of total period-end loans	1.70	2.24	2.34	1.52	1.10
Allowance for loan losses as a percentage of total nonperforming loans	82	80	83	84	138
RATIOS
Net interest margin (fully taxable equivalent)	3.19%	3.24%	2.72%	3.02%	3.66%
Return on average assets	0.69	0.50	0.03	0.33	1.17
Return on average common shareholders’ equity	6.18	2.74	(2.37)	3.79	13.52
Dividend payout ratio	18.96	27.78	n/m	179.07	57.53
Average common shareholders’ equity as a percentage of average assets	11.16	10.13	7.90	7.93	8.66
Tier 1 common capital as a percentage of risk-weighted assets (b)	10.37	10.13	8.18	7.08	6.85
Tier 1 capital as a percentage of risk-weighted assets	10.41	10.13	12.46	10.66	7.51
Tangible common equity as a percentage of tangible assets (b)	10.27	10.54	7.99	7.21	7.97

(a)	Includes the impact of the acquisition of Sterling Bancshares, Inc., completed on July 28, 2011.

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
n/m - not meaningful.

2011 OVERVIEW AND KEY CORPORATE INITIATIVES

Comerica Incorporated (the Corporation) is a financial holding company headquartered in Dallas, Texas. The Corporation's major business segments are the Business Bank, the Retail Bank and Wealth Management. The core businesses are tailored to each of the Corporation's four primary geographic markets: Midwest, Western, Texas and Florida.
The Business Bank meets the needs of middle market businesses, multinational corporations and governmental entities by offering various products and services, including commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services and loan syndication services.
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
Wealth Management offers products and services consisting of fiduciary services, private banking, retirement services, investment management and advisory services, investment banking and brokerage services. This business segment also offers the sale of annuity products, as well as life, disability and long-term care insurance products.
As a financial institution, the Corporation's principal activity is lending to and accepting deposits from businesses and individuals. The primary source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and investment securities and interest paid on deposits and other funding sources. The Corporation also provides other products and services that meet the financial needs of customers and which generate noninterest income, the Corporation's secondary source of revenue. Growth in loans, deposits and noninterest income is affected by many factors, including economic conditions in the markets the Corporation serves, the financial requirements and economic health of customers, and the ability to add new customers and/or increase the number of products used by current customers. Success in providing products and services depends on the financial needs of customers and the types of products desired.
The accounting and reporting policies of the Corporation and its subsidiaries conform to U.S. generally accepted accounting principles (GAAP). The Corporation's consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements. The most critical of these significant accounting policies are discussed in the “Critical Accounting Policies” section of this financial review.
OVERVIEW (reflects the impact of the acquisition of Sterling Bancshares, Inc. (Sterling), completed on July 28, 2011)

•
Net income was $393 million for 2011, an increase of $116 million, or 42 percent, compared to $277 million for 2010. Net income attributable to common shares was $389 million for 2011, compared to $153 million for 2010. No preferred stock dividends were included in net income attributable to common shares in 2011. In 2010, preferred stock dividends reduced net income attributed to common shares by $123 million. Net income per diluted common share was $2.09 for 2011, compared to $0.88 for 2010. The most significant items contributing to the increase in net income are described below.

•
The provision for loan losses decreased $327 million in 2011, compared to 2010, resulting from improvements in credit quality. Improvements in credit quality included a reduction of $1.1 billion to the Corporation's internal watch list loans from December 31, 2010 to December 31, 2011. Additional indicators of improved credit quality included a $353 million decrease in the inflow to nonaccrual loans (based on an analysis of nonaccrual loans with book balances greater than $2 million) and a $236 million decrease in net credit-related charge-offs in 2011, compared to 2010.

•
Total loans were $42.7 billion at December 31, 2011, an increase of $2.4 billion, or six percent, from December 31, 2010, primarily reflecting the acquisition of Sterling and core growth in commercial loans. The increase in total loans primarily included net increases of $2.9 billion, or 13 percent, in commercial loans and $497 million, or five percent, in commercial mortgage loans, partially offset by a net decrease of $720 million in real estate construction loans. The increase in commercial loans was primarily driven by increases in Mortgage Banker Finance, Energy Lending and Technology and Life Sciences, as well as Middle Market and Global Corporate Banking. Average loans in 2011 were $40.1 billion, a decrease of $442 million from 2010.

•
Average deposits increased $4.3 billion, or 11 percent, in 2011, compared to 2010. The increase in average deposits primarily reflected increases in average money market and NOW deposits of $2.7 billion, or 17 percent, and noninterest-bearing deposits of $1.9 billion, or 13 percent, in 2011, partially offset by a decrease in other time deposits of $283 million, or 93 percent.

•
Net interest income increased $7 million to $1.7 billion in 2011, compared to 2010, as the benefit provided by accretion of the purchase discount on the acquired Sterling loan portfolio in 2011, an increase in average earning assets of $1.1 billion and lower deposit rates was largely offset by a decrease in business loan swap income, maturities of higher-yield fixed-rate loans, decreases in one-month LIBOR rates and decreased yields on mortgage-backed investment securities.

•
Noninterest income increased $3 million compared to 2010, resulting primarily from the addition of Sterling, increases of $12 million in net income from principal investing and warrants and $11 million in net securities gains, partially offset by a decrease of $8 million in commercial lending fees and declines in several other noninterest income categories.

•
Noninterest expenses increased $122 million, or seven percent, compared to 2010. Noninterest expenses in 2011 included merger and restructuring charges of $75 million ($47 million, after-tax; $0.25 per diluted share) associated with the acquisition of Sterling, completed on July 28, 2011. The remaining increase resulted primarily from increases of $56 million in salaries and employee benefits expenses and $8 million in legal fees, partially offset by a decrease of $19 million in Federal Deposit Insurance Corporation (FDIC) insurance expense. The increase in salaries and employee benefits expenses was largely driven by an increase in pension expense, the addition of Sterling and an increase in incentive compensation, reflecting overall performance, including the Corporation's performance relative to peer performance.

KEY CORPORATE INITIATIVES

•
Completed the acquisition of Sterling on July 28, 2011. The acquisition of Sterling significantly expanded the Corporation's presence in Texas, particularly in the Houston and San Antonio areas, and gives the Corporation the ability to leverage additional marketing capacity to offer a wide array of products through a larger distribution network, particularly to middle market and small business companies. Systems integrations and branch conversions were successfully completed in the fourth quarter 2011.

•	Commenced a share repurchase program that, combined with dividend payments, resulted in a total payout to shareholders of 47 percent of 2011 net income.

•	Redeemed $53 million of subordinated notes acquired from Sterling related to trust preferred securities issued by unconsolidated subsidiaries, with an additional $4 million redeemed in January 2012.

•	Initiated revenue enhancement and expense reduction strategies designed to maintain earnings growth momentum, including:

•	Leveraging the Business Bank relationship banking model to promote higher levels of cross-sell between business units.

•	Introducing new Retail Bank technology platforms and leveraging Retail Bank's expanded distribution system to drive revenue growth.

•	Targeting Wealth Management resources toward higher net worth clients that can benefit from an improved asset management platform.

•	Vendor consolidations and selective outsourcing of certain non-core back-office functions.

•	Standardizing the middle-office platform in the lending groups.
2012 Business Outlook
For full-year 2012, management expects the following, compared to full-year 2011, assuming a continuation of the current economic environment. For purposes of this outlook, management defines "moderate" as two percent to five percent.

•	Average loans increasing moderately.

•	Net interest income increasing moderately.

•	Net credit-related charge-offs declining and a relatively stable provision for credit losses.

•	Noninterest income relatively stable.

•	Noninterest expenses relatively stable.

•	Income tax expense to approximate 36 percent of income before income taxes less approximately $65 million in tax benefits

RESULTS OF OPERATIONS
The following section provides a comparative discussion of the Corporation's Consolidated Results of Operations for the three-year period ended December 31, 2011. For a discussion of the Critical Accounting Policies that affect the Consolidated Results of Operations, see pages F-43 through F-48 of this Financial Review.
ANALYSIS OF NET INTEREST INCOME-Fully Taxable Equivalent (FTE)

(dollar amounts in millions)
Years Ended December 31	2011			2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$22,208	$819	3.69%	$21,090	$820	3.89%	$24,534	$890	3.63%
Real estate construction loans	1,843	80	4.37	2,839	90	3.17	4,140	121	2.92
Commercial mortgage loans	10,025	424	4.23	10,244	421	4.10	10,415	437	4.20
Lease financing	950	33	3.51	1,086	42	3.88	1,231	40	3.25
International loans	1,191	46	3.83	1,222	48	3.94	1,533	58	3.79
Residential mortgage loans	1,580	83	5.27	1,607	85	5.30	1,756	97	5.53
Consumer loans	2,278	80	3.50	2,429	86	3.54	2,553	94	3.68
Business loan swap income (a)	—	1	—	—	28	—	—	34	—
Total loans (b) (c)	40,075	1,566	3.91	40,517	1,620	4.00	46,162	1,771	3.84
Auction-rate securities available-for-sale	479	4	0.72	745	8	1.01	1,010	15	1.47
Other investment securities available-for-sale	7,692	231	3.06	6,419	220	3.51	8,378	318	3.88
Total investment securities available-for-sale (d)	8,171	235	2.91	7,164	228	3.24	9,388	333	3.61
Federal funds sold	5	—	0.32	6	—	0.36	18	—	0.32
Interest-bearing deposits with banks (e)	3,741	9	0.24	3,191	8	0.25	2,440	6	0.25
Other short-term investments	129	3	2.17	126	2	1.58	154	3	1.74
Total earning assets	52,121	1,813	3.49	51,004	1,858	3.65	58,162	2,113	3.64
Cash and due from banks	921			825			883
Allowance for loan losses	(838)			(1,019)			(947)
Accrued income and other assets	4,713			4,743			4,711
Total assets	$56,917			$55,553			$62,809
Money market and NOW deposits	$19,088	47	0.25	$16,355	51	0.31	$12,965	63	0.49
Savings deposits	1,550	2	0.11	1,394	1	0.08	1,339	2	0.11
Customer certificates of deposit	5,719	39	0.68	5,875	53	0.90	8,131	183	2.26
Total interest-bearing core deposits	26,357	88	0.33	23,624	105	0.44	22,435	248	1.11
Other time deposits	23	—	0.42	306	9	3.04	4,103	121	2.96
Foreign office time deposits (g)	388	2	0.48	462	1	0.31	653	2	0.29
Total interest-bearing deposits	26,768	90	0.33	24,392	115	0.47	27,191	371	1.37
Short-term borrowings	138	—	0.13	216	1	0.25	1,000	2	0.24
Medium- and long-term debt (f)	5,519	66	1.20	8,684	91	1.05	13,334	165	1.23
Total interest-bearing sources	32,425	156	0.48	33,292	207	0.62	41,525	538	1.29
Noninterest-bearing deposits	16,994			15,094			12,900
Accrued expenses and other liabilities	1,147			1,099			1,285
Total shareholders’ equity	6,351			6,068			7,099
Total liabilities and shareholders’ equity	$56,917			$55,553			$62,809
Net interest income/rate spread (FTE)		$1,657	3.01		$1,651	3.03		$1,575	2.35
FTE adjustment (h)		$4			$5			$8
Impact of net noninterest-bearing sources of funds			0.18			0.21			0.37
Net interest margin (as a percentage of average earning assets (FTE) (b) (e)			3.19%			3.24%			2.72%

(a)	The gain or loss attributable to the effective portion of cash flow hedges of loans is shown in “Business loan swap income”.

(b)	Accretion of the purchase discount on the acquired loan portfolio of $53 million increased the net interest margin by 10 basis points in 2011.

(c)	Nonaccrual loans are included in average balances reported and are included in the calculation of average rates.

(d)	Average rate based on average historical cost.

(e)
Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 22 basis points, 20 basis points and 11 basis point in 2011, 2010 and 2009, respectively.

(f)
Medium- and long-term debt average balances include the gain or loss attributable to the risk hedged by risk management swaps that qualify as fair value hedges. The gain or loss attributable to the effective portion of fair value hedges of medium- and long-term debt, which totaled a net gain of $72 million, $77 million and $61 million in 2011, 2010 and 2009, respectively, is included in the related interest expense line item.

(g)	Includes substantially all deposits by foreign domiciled depositors; deposits are primarily in excess of $100,000.

(h)	The FTE adjustment is computed using a federal income tax rate of 35%.

RATE-VOLUME ANALYSIS-Fully Taxable Equivalent (FTE)

(in millions)
Years Ended December 31	2011 / 2010			2010 / 2009
	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest income (FTE):
Loans:
Commercial loans	$(42)	$41	$(1)	$63	$(133)	$(70)
Real estate construction loans	34	(44)	(10)	10	(41)	(31)
Commercial mortgage loans	12	(9)	3	(9)	(7)	(16)
Lease financing	(4)	(5)	(9)	8	(6)	2
International loans	(1)	(1)	(2)	2	(12)	(10)
Residential mortgage loans	—	(2)	(2)	(4)	(8)	(12)
Consumer loans	(1)	(5)	(6)	(3)	(5)	(8)
Business loan swap income	(27)	—	(27)	(6)	—	(6)
Total loans	(29)	(25)	(54)	61	(212)	(151)
Auction-rate securities available-for-sale	(2)	(2)	(4)	(5)	(2)	(7)
Other investment securities available-for-sale	(28)	39	11	(30)	(68)	(98)
Total investment securities available-for-sale	(30)	37	7	(35)	(70)	(105)
Interest-bearing deposits with banks	—	1	1	—	2	2
Other short-term investments	1	—	1	—	(1)	(1)
Total interest income (FTE)	(58)	13	(45)	26	(281)	(255)
Interest expense:
Interest-bearing deposits:
Money market and NOW accounts	(11)	7	(4)	(22)	10	(12)
Savings deposits	1	—	1	(1)	—	(1)
Customer certificates of deposit	(13)	(1)	(14)	(110)	(20)	(130)
Other time deposits	(8)	(1)	(9)	3	(115)	(112)
Foreign office time deposits	1	—	1	—	(1)	(1)
Total interest-bearing deposits	(30)	5	(25)	(130)	(126)	(256)
Short-term borrowings	—	(1)	(1)	—	(1)	(1)
Medium- and long-term debt	13	(38)	(25)	(24)	(50)	(74)
Total interest expense	(17)	(34)	(51)	(154)	(177)	(331)
Net interest income (FTE)	$(41)	$47	$6	$180	$(104)	$76

(a)	Rate/volume variances are allocated to variances due to volume.
NET INTEREST INCOME
Net interest income is the difference between interest and yield-related fees earned on assets and interest paid on liabilities. Adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis. Gains and losses related to the effective portion of risk management interest rate swaps that qualify as hedges are included with the interest income or expense of the hedged item when classified in net interest income. Net interest income on a fully taxable equivalent (FTE) basis comprised 68 percent of total revenues in 2011 and 2010, and 60 percent in 2009. The “Analysis of Net Interest Income-Fully Taxable Equivalent” table of this financial review provides an analysis of net interest income for the years ended December 31, 2011, 2010 and 2009. The rate-volume analysis in the table above details the components of the change in net interest income on a FTE basis for 2011 compared to 2010 and 2010 compared to 2009.
Net interest income was $1.7 billion in 2011. Net interest income increased $7 million compared to 2010, as the benefit provided by accretion of the purchase discount on the acquired Sterling loan portfolio, an increase in average earning assets, improved credit quality, lower deposit rates and the continued shift in funding sources toward lower-cost funds was offset by a shift in the loan portfolio mix toward LIBOR-based portfolios, decreased yields on mortgage-backed investment securities, the maturity of interest rate swaps at positive spreads, maturities of higher-yield fixed-rate loans, loan repricing and decreases in one-month LIBOR rates. On a FTE basis, net interest income increased $6 million from 2010. Average earning assets increased $1.1 billion, or two percent, to $52.1 billion in 2011, compared to $51.0 billion in 2010, primarily due to increases of $1.0 billion in average investment securities available-for-sale and $550 million in average interest-bearing deposits with banks, partially offset by a decrease of $442 million in average loans. The net interest margin (FTE) decreased five basis points to 3.19 percent in 2011, from 3.24 percent in 2010, resulting primarily from the reasons cited for the increase in net interest income discussed above, as well as the impact of an increase in excess liquidity. Accretion of the purchase discount on the acquired Sterling loan portfolio of

$53 million increased the net interest margin by 10 basis points in 2011, and excess liquidity reduced the net interest margin by approximately 22 basis points and 20 basis points in 2011 and 2010, respectively. At December 31, 2011, $96 million of purchase discounts remained on acquired loans not deemed credit impaired at acquisition. Excess liquidity was represented by $3.7 billion and $3.1 billion of average balances deposited with the Federal Reserve Bank (FRB) in 2011 and 2010, respectively, included in “interest-bearing deposits with banks” on the consolidated balance sheets.
The Corporation implements various asset and liability management strategies to manage net interest income exposure to interest rate risk. Refer to the “Interest Rate Risk” section of this financial review for additional information regarding the Corporation's asset and liability management policies.
In 2010, net interest income was $1.6 billion, an increase of $79 million, or five percent, from 2009. The increase in net interest income in 2010 was primarily due to changes in the funding mix, including a shift in funding sources toward lower-cost funds, and improved loan spreads. On a FTE basis, net interest income was $1.7 billion in 2010, an increase of $76 million, or five percent, from 2009. Average earning assets decreased $7.2 billion, or 12 percent, to $51.0 billion in 2010, compared to 2009, primarily as a result of decreases of $5.6 billion in average loans and $2.2 billion in average investment securities available-for-sale, partially offset by an increase of $751 million in average interest-bearing deposits with banks. The net interest margin (FTE) increased to 3.24 percent in 2010, from 2.72 percent in 2009, resulting primarily from the reasons cited for the increase in net interest income discussed above. The net interest margin was reduced by approximately 20 basis points and 11 basis points in 2010 and 2009, respectively, from excess liquidity, represented by $3.1 billion and $2.4 billion of average balances deposited with the FRB in 2010 and 2009, respectively.
PROVISION FOR CREDIT LOSSES
The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments. The Corporation performs a detailed credit quality review quarterly to determine the appropriateness of the allowance for loan losses and the allowance for credit losses on lending-related commitments and records provisions for each based on the results. For a further discussion of both allowances, refer to the “Credit Risk” and the “Critical Accounting Policies” sections of this financial review.
The provision for loan losses was $153 million in 2011, compared to $480 million in 2010 and $1.1 billion in 2009. The $327 million decrease in the provision for loan losses in 2011, compared to 2010, resulted primarily from continued improvements in credit quality, including a decrease of $1.1 billion in the Corporation's internal watch list loans from year-end 2010 to year-end 2011. The Corporation's internal watch list is generally consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Additional indicators of improved credit quality included a decrease of $353 million in the inflow to nonaccrual loans (based on an analysis of nonaccrual loans with book balances greater than $2 million) and a decrease in net credit-related charge-offs of $236 million in 2011, compared to 2010. The decrease in the provision for loan losses in 2010, when compared to 2009, resulted primarily from significant, broad-based improvements in credit quality, including a decrease of $2.2 billion in the Corporation's internal watch list loans, a decrease of $369 million in the inflow to nonaccrual loans (based on an analysis of nonaccrual loans with book balances greater than $2 million), a decrease in net credit related charge-offs of $305 million and a $39 million decrease in loans past 90 days or more and still accruing.
Net loan charge-offs in 2011 decreased $236 million to $328 million, or 0.82 percent of average total loans, compared to $564 million, or 1.39 percent, in 2010 and $868 million, or 1.88 percent, in 2009. The $236 million decrease in net loan charge-offs in 2011, compared to 2010, consisted primarily of decreases in the Commercial Real Estate ($164 million), Middle Market ($42 million), Private Banking ($12 million) and Entertainment ($12 million) business lines, partially offset by an increase in net loan charge-offs in the Technology and Life Sciences ($8 million) and Global Corporate Banking ($4 million) business lines. By geographic market, net loan charge-offs decreased in all markets, with the exception of Florida, in 2011, compared to 2010, with the largest decreases noted in the Western ($123 million), Midwest ($63 million), Texas ($30 million) and Other ($23 million) markets. In the Florida market, net loan charge-offs increased $5 million, primarily reflecting increased net charge-offs in the Middle Market and Private Banking business lines.
The provision for credit losses on lending-related commitments, a component of “noninterest expenses” on the consolidated statements of income, decreased $7 million to a benefit of $9 million in 2011, compared to a benefit of $2 million in 2010 and a provision of less than $0.5 million in 2009. The decrease in provision for credit losses on lending-related commitments in 2011, compared to 2010, resulted primarily from improved credit quality in unfunded commitments in the Midwest, Western, and Texas markets.
The U.S. economy showed increasing momentum through 2011 after a very slow start. Real gross domestic product (GDP) growth for the first quarter of 2011 was 0.4 percent, suppressed by climbing oil prices, weak government spending and bad weather. The earthquake and tsunami in Japan and subsequent nuclear power disaster that occurred at the end of the first quarter 2011 resulted in supply-chain bottlenecks that slowed U.S. production in the second quarter, when real GDP growth ticked up to 1.3 percent. In the third quarter 2011, production constraints eased, allowing for a rebound in automotive production, which helped to boost real GDP growth to 1.8 percent. In the final quarter of 2011, economic data was generally more positive, as real GDP increased at a 2.8 percent annual rate. Labor market indicators generally improved as the unemployment rate dipped to 8.5 percent in December. Real disposable income increased in the fourth quarter after being flat for most of the year. U.S. automotive sales climbed in November and December to finish the year at a 13.5 million unit annualized pace. Although the Corporation has limited direct exposure to Europe, the developing Eurozone crisis strained U.S. financial markets, suppressing stock prices and adding to volatility. However, through the end of 2011 there were no significant drags from the Eurozone crisis reflected in U.S. economic indicators. U.S. regional economic performance was mixed, but the Corporation's major geographic markets showed improvement through the year. The Texas economy grew solidly through 2011, but in the third quarter the pace of growth eased. Job creation increased in October after leveling out over the previous three months. Lower oil prices are a risk to the state's economy, as weaker global macroeconomic conditions imply weaker demand in the months ahead. However, recent tension between the U.S. and Iran may keep oil prices elevated. After suffering through a deeper recession than many other states, California posted slightly better job growth in 2011 than many other states. Silicon Valley continued to hire, showing ongoing strength in the high tech sector. However, key components of economic activity remain soft in California. In particular, housing markets are still depressed in many parts of the state. The Michigan economy showed more signs of stability, reflecting gains from rebounding automotive production. The rate of job growth for the state was generally consistent with the national average, and the unemployment rate is expected to resume trending downward. However, the Michigan economy is still somewhat mixed, with regional unemployment rates elevated and house prices soft.
An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category, is provided in the “Analysis of the Allowance for Loan Losses” table in the “Credit Risk” section of this financial review. An analysis of the changes in the allowance for credit losses on lending-related commitments is also provided in the “Credit Risk” section of this financial review.
NONINTEREST INCOME

(in millions)
Years Ended December 31	2011	2010	2009
Service charges on deposit accounts	$208	$208	$228
Fiduciary income	151	154	161
Commercial lending fees	87	95	79
Letter of credit fees	73	76	69
Card fees	58	58	51
Foreign exchange income	40	39	41
Bank-owned life insurance	37	40	35
Brokerage fees	22	25	31
Net securities gains	14	3	243
Other noninterest income	102	91	112
Total noninterest income	$792	$789	$1,050
Noninterest income increased $3 million to $792 million in 2011, compared to $789 million in 2010, and decreased $261 million in 2010, compared to $1.1 billion in 2009. An analysis of significant year over year changes by individual line item follows.
Service charges on deposit accounts of $208 million was unchanged in 2011, compared to 2010, and decreased $20 million, or nine percent, in 2010. In 2011, an increase in commercial service charges and the benefit from five months of Sterling service charge income offset reduced fees from retail overdrafts, which reflected the impact of overdraft policy changes implemented in the second half of 2010. The decrease in 2010 was due to lower commercial service charges and reduced fees from retail overdrafts and non-sufficient funds in part due to the impact of the overdraft policy changes described above.
Fiduciary income decreased $3 million, or two percent, to $151 million in 2011, compared to $154 million in 2010, and decreased $7 million, or four percent, in 2010. Personal and institutional trust fees are the two major components of fiduciary income. These fees are based on services provided and assets managed. Fluctuations in the market values of the underlying assets managed, which include both equity and fixed income securities, impact fiduciary income. The decrease in 2011 resulted from a decrease in institutional trust fees, primarily due to a decrease in yields on short-term funds and reduced pension service fees, partially offset by an increase in personal trust fees, primarily due to market value increases. The decrease in 2010, compared to 2009, was primarily due to the sale of the Corporation's proprietary defined contribution plan recordkeeping business in the second quarter 2009.

Commercial lending fees decreased $8 million, or nine percent, to $87 million in 2011, compared to $95 million in 2010, and increased $16 million, or 21 percent, in 2010. The majority of the decrease in 2011 resulted from decreased participation agent fees due to lower volume and decreased commercial loan service charges. The majority of the increase in 2010 resulted from improved pricing on unused commercial loan commitments as well as lower usage levels in 2010.
Letter of credit fees decreased $3 million, or three percent, to $73 million in 2011, compared to $76 million in 2010, and increased $7 million, or 10 percent, in 2010. The decrease in 2011 was primarily due to decreased volume and competitive pricing. The increase in 2010 was primarily due to improved pricing on standby letters of credit and new business.
Card fees, which consist primarily of interchange fees earned on debit and commercial cards, were unchanged at $58 million in 2011, compared to 2010, and increased $7 million, or 15 percent, in 2010. Card fees were unchanged in 2011, as the benefit from increased card activity and the addition of Sterling was offset by the implementation of regulatory limits on debit card transaction processing fees in the fourth quarter 2011. Growth in 2010 resulted primarily from higher levels of commercial card business activity and new customers. Regulatory limits on debit card transaction processing fees are expected to reduce card fee income by approximately $20 million in full-year 2012, compared to full-year 2011, assuming similar transaction volumes.
Foreign exchange income increased $1 million, or four percent, to $40 million in 2011, compared to a decrease of $2 million, or five percent, in 2010.
Bank-owned life insurance income decreased $3 million, or eight percent, to $37 million in 2011, compared to an increase of $5 million, or 14 percent, in 2010. The decrease in 2011 resulted primarily from a decrease in death benefits received, partially offset by an increase in earnings, in part due to the addition of Sterling. The increase in 2010 resulted primarily from an increase in death benefits received.
Brokerage fees decreased $3 million, or 10 percent, to $22 million in 2011, compared to a decrease of $6 million, or 22 percent, in 2010. Brokerage fees include commissions from retail brokerage transactions and mutual fund sales and are subject to changes in the level of market activity. The decrease in 2011 was primarily due to the compression of short-term interest rates and a decline in the transaction volume. The decrease in 2010 was primarily due to the impact of lower transaction and dollar volumes despite modest economic growth in the same period.
Net securities gains increased $11 million, to $14 million in 2011, compared to a decrease of $240 million, to $3 million in 2010. In 2011, net securities gains primarily reflected gains on sales of Sterling legacy securities to reposition the acquired portfolio to more closely match the mix of the Corporation's portfolio ($12 million) and redemptions of auction-rate securities ($10 million), partially offset by charges related to a derivative contract tied to the conversion rate of Visa Class B shares ($7 million). Net securities gains in 2010 primarily reflected net gains on sales and redemptions of auction-rate securities ($8 million), partially offset by a a charge related to the derivative contract tied to the conversion rate of Visa Class B shares ($5 million). In 2009, net securities gains primarily reflected gains on the sale of residential mortgage-backed securities ($225 million) and gains on the redemption of auction-rate securities ($14 million). Residential mortgage-backed government agency securities were sold in 2009 as market conditions were favorable and there was no longer a need to hold a large portfolio of fixed-rate securities to mitigate the impact of potential future rate declines on net interest income.
Other noninterest income increased $11 million, or 12 percent, in 2011, compared to a decrease of $21 million, or 19 percent, in 2010. The following table illustrates certain categories included in “other noninterest income” on the consolidated statements of income with significant year over year changes.

(in millions)
Years Ended December 31	2011	2010	2009
Other noninterest income
Customer derivative income	$16	$8	$9
Net income (loss) from principal investing and warrants	15	3	(6)
Investment banking fees	13	17	20
Deferred compensation asset returns (a)	2	5	10
Risk management hedge gains (losses) from interest rate and foreign exchange contracts	2	(2)	(6)
Amortization of low income housing investments	(52)	(51)	(48)
Gain on repurchase of debt	—	2	15
Net gain on termination of leveraged leases	—	—	8

(a)
Compensation deferred by the Corporation’s officers is invested based on investment selections of the officers. The change in the value of these investments is recorded in noninterest income and the offsetting increase (decrease) in the liability is recorded in salaries expense.

NONINTEREST EXPENSES

(in millions)
Years Ended December 31	2011	2010	2009
Salaries	$770	$740	$687
Employee benefits	205	179	210
Total salaries and employee benefits	975	919	897
Net occupancy expense	169	162	162
Equipment expense	66	63	62
Outside processing fee expense	101	96	97
Software expense	88	89	84
Merger and restructuring charges	75	—	—
FDIC Insurance expense	43	62	90
Legal fees	43	35	37
Advertising expense	28	30	29
Other real estate expense	22	29	48
Litigation and operational losses	17	11	10
Provision for credit losses on lending-related commitments	(9)	(2)	—
Other noninterest expenses	144	146	134
Total noninterest expenses	$1,762	$1,640	$1,650
Noninterest expenses increased $122 million, or seven percent, to $1.8 billion in 2011, compared to $1.6 billion in 2010, and decreased $10 million, or one percent, in 2010, from $1.7 billion in 2009. Excluding merger and restructuring charges of $75 million in 2011, noninterest expenses increased $47 million, or three percent, in 2011, compared to 2010, primarily due to the addition of Sterling noninterest expenses. An analysis of increases and decreases by individual line item is presented below.
Salaries expense increased $30 million, or four percent, in 2011, compared to an increase of $53 million, or eight percent, in 2010. The increase in salaries expense in 2011 was primarily due to the addition of Sterling ($18 million) and increases in incentive compensation, reflecting overall performance, including the Corporation's performance relative to peer performance. The Corporation's incentive programs are designed to reward performance and provide market competitive total compensation. Business unit incentives are tied to new business and business unit profitability, while executive incentives are tied to the Corporation's overall performance and peer-based comparisons of results. The increase in salaries expense in 2010 was primarily due to an increase in incentive compensation, reflecting improved overall performance and performance relative to peer performance. During the time the Corporation was a participant in the U.S. Department of Treasury (U.S. Treasury) Capital Purchase Program, from November 2008 through March 2010, adjustments were made to the Corporation's incentive programs to comply with related required restrictions.
Employee benefits expense increased $26 million, or 14 percent, in 2011, compared to a decrease of $31 million, or 15 percent, in 2010. The increase in 2011 resulted primarily from an increase in defined benefit pension expense ($17 million) largely driven by declines in the discount rate and the expected long-term rate of return on plan assets, as well as the addition of Sterling ($6 million). The decrease in 2010 resulted primarily from a decline in defined benefit pension expense largely driven by higher than expected net gains on plan assets in 2009. For a further discussion of defined benefit pension expense, refer to the “Critical Accounting Policies” section of this financial review and Note 18 to the consolidated financial statements.
Net occupancy and equipment expense increased $10 million, or four percent, to $235 million in 2011, compared to an increase of $1 million, or less than one percent, in 2010. The increase in 2011 was primarily due to the addition of Sterling banking centers.
Outside processing fee expense increased $5 million, or five percent, to $101 million in 2011, compared to a decrease of $1 million, or one percent, in 2010. The increase in 2011 was primarily due to the Corporation's conversion to an enhanced brokerage platform and higher volumes in activity-based processing charges, primarily driven by expanded card products.
Software expense decreased $1 million, or two percent, in 2011, compared to an increase of $5 million, or seven percent, in 2010. The increase in 2010 was primarily due to software upgrades in the banking centers and throughout the Corporation.
The Corporation recognized merger and restructuring charges of $75 million in 2011 in connection with the acquisition of Sterling. Merger and restructuring charges include facilities and contract termination charges, systems integration and related charges, severance and other employee-related charges and transaction-related costs. The restructuring plan, which is expected to be substantially completed by December 31, 2012, is expected to result in cumulative costs of approximately $115 million. For additional information regarding merger and restructuring charges, refer to Note 2 to the consolidated financial statements.
FDIC insurance expense decreased $19 million, or 30 percent, to $43 million in 2011, compared to a decrease of $28 million in 2010. The decrease in 2011 was primarily due to the implementation of changes to the deposit insurance assessment system effective April 1, 2011. The decrease in 2010 was primarily due to an industry-wide special assessment charge in 2009 of $29 million.
Legal fees increased $8 million, or 23 percent, to $43 million in 2011, compared to a decrease of $2 million, or five percent, in 2010. The increase in 2011 was primarily due to increased litigation expense and the addition of Sterling. The increase in litigation expenses primarily related to the favorable resolution of a long-standing matter by the Corporation in 2011.
Other real estate expenses decreased $7 million to $22 million in 2011, from $29 million in 2010, and decreased $19 million in 2010. Other real estate expenses reflects write-downs, net gains (losses) on sales and carrying costs related primarily to foreclosed property. The decrease in 2011 was primarily due to decreases in write-downs on foreclosed property, the recognition of net gains on foreclosed property sold and decreased carrying costs. The decrease in 2010 was primarily due to decreases in write-downs on foreclosed property and the recognition of net gains on foreclosed property sold. For additional information regarding foreclosed property, refer to “Nonperforming Assets” in the “Credit Risk” section of this financial review.
Litigation and operational losses increased $6 million to $17 million in 2011, from $11 million in 2010, and increased $1 million in 2010. Litigation and operational losses include traditionally defined operating losses, such as fraud and processing losses, as well as uninsured losses and litigation losses. These expenses are subject to fluctuation due to timing of authorized and actual litigation settlements, as well as insurance settlements. The increase in 2011 primarily reflected an increase in estimated probable litigation losses, as certain litigation contingencies progressed closer to resolution in 2011 and accruals were made for certain litigation arising during the year.
The provision for credit losses on lending-related commitments decreased $7 million to a benefit of $9 million in 2011, from a benefit of $2 million in 2010. For discussion of the provision for credit losses on lending related commitments, refer to the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Other noninterest expenses decreased $2 million, or one percent, in 2011, and increased $12 million, or eight percent, in 2010. In 2011, other noninterest expenses included core deposit intangible amortization of $5 million due to the acquisition of Sterling, which was more than offset by smaller decreases in several other noninterest expense categories. The increase in 2010 was primarily due to a $5 million loss on the redemption of trust preferred securities and smaller increases in several other noninterest expense categories.
INCOME TAXES AND TAX-RELATED ITEMS
The provision for income taxes was $137 million in 2011, compared to $55 million in 2010 and a benefit of $131 million in 2009. The increase in the provision for income taxes in 2011 was due primarily to an increase in income before income taxes and a $19 million charge related to a final settlement agreement with the Internal Revenue Service involving the repatriation of foreign earnings on a structured investment transaction, partially offset by the release of tax reserves of $7 million due to the Corporation's participation in a recently enacted State of California voluntary compliance initiative. At December 31, 2011, the Corporation had no investment structures with uncertain tax positions. The increase in the provision for income taxes in 2010 was due primarily to an increase in income before income taxes.
Net deferred tax assets were $395 million at December 31, 2011, compared to $383 million at December 31, 2010, an increase of $12 million, primarily due to an increase in deferred tax assets due to the acquisition of Sterling and a decrease in deferred tax liabilities due to lease financing transactions, partially offset by a reduction in deferred tax assets due to an increase in unrealized gains recognized in other comprehensive income. Included in net deferred tax assets at December 31, 2011 were deferred tax assets of $696 million. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed. This conclusion was based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events.
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
There was no income from discontinued operations, net of tax, in 2011, compared to $17 million in 2010 and $1 million in 2009. The income from discontinued operations, net of tax, of $17 million recognized in 2010 resulted from an after-tax gain in the first quarter 2010 from the cash settlement of a note receivable related to the 2006 sale of an investment advisory subsidiary. For further information on the cash settlement of the note and discontinued operations, refer to Note 25 to the consolidated financial statements.

PREFERRED STOCK DIVIDENDS
There were no preferred stock dividends in 2011, compared to $123 million in 2010 and $134 million in 2009.
In 2010, the Corporation fully redeemed $2.25 billion of preferred stock issued in connection with the Capital Purchase Program. The redemption was funded by the net proceeds from an $880 million common stock offering completed in the first quarter 2010 and from excess liquidity at the parent company. Preferred stock dividends in 2010 included a one-time redemption charge of $94 million, reflecting the accelerated accretion of the remaining discount, cash dividends of $24 million and non-cash discount accretion of $5 million. Preferred stock dividends in 2009 included $22 million of non-cash discount accretion. Preferred stock dividends reduced diluted earnings per common share by $0.71 and $0.90 in 2010 and 2009, respectively.
STRATEGIC LINES OF BUSINESS
BUSINESS SEGMENTS
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance Division. Note 23 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business segments for the years ended December 31, 2011, 2010 and 2009.

Segment Reporting Methodology
Net interest income for each business segment is determined based on the Corporation's funds transfer pricing (FTP) methodology.  The FTP methodology provides the business segments credits for deposits and other funds and charges the business segments a cost of funds using matched maturity funding for certain assets and liabilities. For acquired loans and deposits, matched maturity funding is determined based on origination date. This matched maturity funding reflects the transfer of interest rate risk exposures to the Treasury group within the Finance Division. Accordingly, the FTP process reflects interest income within each business segment based on considerations of the maturities of assets and also provides each business segment credits for the low cost of deposits generated based on their implied maturity in an assumed normalized interest rate environment.  The provision for loan losses is assigned based on the amount necessary to maintain an allowance for loan losses appropriate for each business segment, based on the methodology used to estimate the consolidated allowance for loan losses described in Note 1 to the consolidated financial statements. Noninterest income and expenses directly attributable to a line of business are assigned to that business segment. Direct expenses incurred by areas whose services support the overall Corporation are allocated to the business segments as follows: product processing expenditures are allocated based on standard unit costs applied to actual volume measurements; administrative expenses are allocated based on estimated time expended; and corporate overhead is assigned 50 percent based on the ratio of the business segment’s noninterest expenses to total noninterest expenses incurred by all business segments and 50 percent based on the ratio of the business segment’s attributed equity to total attributed equity of all business segments. Equity is attributed based on credit, operational and interest rate risks. Most of the equity attributed relates to credit risk, which is determined based on the credit score and expected remaining life of each loan, letter of credit and unused commitment recorded in the business segments. Operational risk is allocated based on loans and letters of credit, deposit balances, non-earning assets, trust assets under management, certain noninterest income items, and the nature and extent of expenses incurred by business units. Virtually all interest rate risk is assigned to Finance, as are the Corporation’s hedging activities.
The following table presents net income (loss) by business segment.

(dollar amounts in millions)
Years Ended December 31	2011		2010		2009
Business Bank	$723	92%	$529	107%	$147	104%
Retail Bank	23	3	(31)	(6)	(48)	(34)
Wealth Management	42	5	(3)	(1)	43	30
	788	100%	495	100%	142	100%
Finance	(350)		(234)		(110)
Other (a)	(45)		16		(15)
Total	$393		$277		$17

(a)	Includes discontinued operations and items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $723 million increased $194 million for the year ended December 31, 2011, compared to net income of $529 million in 2010. Net interest income (FTE) was $1.4 billion in 2011, an increase of $57 million, or four percent, compared to 2010. The increase in net interest income (FTE) was primarily due to a reduction in FTP funding costs, accretion of the purchase discount on the acquired Sterling acquired loan portfolio of $30 million in 2011 and an increase in FTP funding credits, partially offset by lower loan yields and the impact of a $231 million decrease in average loans. The provision for loan losses decreased $248 million to $38 million in 2011, from $286 million in 2010, primarily reflecting decreases in the Commercial Real Estate and Middle Market business lines. Net credit-related charge-offs of $199 million decreased $225 million, primarily due to decreases in charge-offs in the Commercial Real Estate and Middle Market business lines. Noninterest income of $306 million in 2011 increased $3 million from 2010, primarily due to increases in warrant income ($6 million), customer derivative income ($6 million) and card fees ($3 million), partially offset by a decrease in investment banking fees ($6 million) and commercial lending fees ($5 million). Noninterest expenses of $641 million in 2011 increased $9 million from 2010, primarily due to increases in corporate overhead expense ($15 million), incentive compensation ($9 million) and outside processing fees ($7 million), partially offset by decreases in net processing charges ($8 million), FDIC insurance expense ($7 million) and regular salaries expense ($6 million). The increase in corporate overhead in 2011, when compared to 2010, resulted primarily from expansion of expenses due to increased enterprise-wide technology projects. The provision for income taxes (FTE) of $331 million for the year ended December 31, 2011, increased $105 million, compared to $226 million for the comparable period in the prior year, primarily due to an increase in income before income taxes.
Net income for the Retail Bank was $23 million in 2011, compared to a net loss of $31 million in 2010. Net interest income (FTE) of $630 million increased $99 million, or 19 percent, in 2011, primarily due to an increase in FTP funding credits, accretion of the purchase discount on the acquired Sterling loan portfolio of $22 million in 2011, a decrease in FTP funding costs and lower deposit rates, partially offset by lower loan yields and the impact of a $94 million decrease in average loans. The provision for loan losses decreased $26 million to $79 million in 2011, primarily reflecting a decrease in the Small Business Banking business lines Net credit-related charge-offs of $89 million increased $1 million. Noninterest income of $169 million decreased $5 million in 2011, from $174 million in 2010, primarily reflecting a decrease in card fees ($3 million) and smaller decreases in several other noninterest income categories. Noninterest expenses of $681 million in 2011 increased $33 million from 2010, primarily due to increases in salaries expense ($10 million), allocated net corporate overhead expenses ($11 million), employee benefits ($6 million) and core deposit intangible amortization expense related to the acquisition of Sterling ($5 million), partially offset by a decrease in FDIC insurance expense ($6 million). Refer to the previous Business Bank discussion for an explanation of the increase in allocated net corporate overhead expenses.
Net income for Wealth Management was $42 million in 2011, compared to a net loss of $3 million in 2010. Net interest income (FTE) of $184 million increased $14 million, or eight percent, in 2011, compared to 2010, primarily due to a decrease in FTP funding costs and an increase in FTP funding credits, partially offset by lower loan yields and the impact of a $115 million decrease in average loans. The provision for loan losses decreased $50 million to $40 million, primarily reflecting decreases in the Midwest and Western markets. Net credit-related charge-offs of $40 million decreased $12 million, primarily due to a decrease in the Western market. Noninterest income of $239 million decreased $1 million in 2011. Noninterest expenses of $315 million in 2011 decreased $9 million from 2010, primarily due to smaller decreases in several noninterest expense categories, partially offset by an increase in allocated corporate overhead ($4 million). Refer to the previous Business Bank discussion for an explanation of the increase in allocated net corporate overhead expenses.
The net loss in the Finance Division was $350 million in 2011, compared to a net loss of $234 million in 2010. Net interest expense (FTE) of $619 million increased $195 million in 2011, compared to 2010, primarily as a result of the Corporation's internal FTP methodology as previously described. The Finance Division pays the three major business segments for the long-term value of deposits based on their assumed lives. The three major business segments pay the Finance Division for funding based on the pricing and term characteristics of their loans. The increase in net interest expense (FTE) was primarily due to an increase in average deposits in the three major business segments. Noninterest income of $68 million in 2011 increased $8 million from 2010, primarily due to $12 million in gains from sales in 2011 of Sterling legacy securities to reposition the acquired portfolio to more closely match the mix of the Corporation's portfolio, and a $4 million increase in risk management hedge income, partially offset by smaller decreases in several other noninterest income categories. Noninterest expenses decreased $6 million from 2010, primarily due to a $5 million loss in 2010 on the redemption of trust preferred securities. The benefit for income taxes (FTE) of $213 million in 2011 increased $65 million from 2010, primarily resulting from a decrease in income before income taxes.
The net loss in the Other category was $45 million in 2011, compared to net income of $16 million in 2010. The decrease in net income of $61 million primarily resulted from $75 million of merger and restructuring charges in 2011 related to the Sterling acquisition and a $17 million after-tax discontinued operations gain recognized in 2010.
MARKET SEGMENTS
Market segment results are provided for the Corporation's four primary geographic markets: Midwest, Western, Texas and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. The Finance & Other Businesses category includes discontinued operations and items not directly associated with the market segments. Note 23 to the consolidated financial statements presents a description of each of these market segments as well as the financial results for the years ended December 31, 2011, 2010 and 2009.

The following table presents net income (loss) by market segment.

(dollar amounts in millions)
Years Ended December 31	2011		2010		2009
Midwest	$227	29%	$171	35%	$41	29%
Western	215	27	114	23	(16)	(11)
Texas	181	23	70	14	39	28
Florida	(9)	(1)	(13)	(3)	(24)	(17)
Other Markets	124	16	100	20	77	54
International	50	6	53	11	25	17
	788	100%	495	100%	142	100%
Finance & Other Businesses (a)	(395)		(218)		(125)
Total	$393		$277		$17
(a)    Includes discontinued operations and items not directly associated with the market segments.
The Midwest market's net income increased $56 million to $227 million in 2011, compared to $171 million in 2010. Net interest income (FTE) of $808 million decreased $8 million, or one percent, from 2010, primarily due to the impact of a $573 million decrease in average loans and a decrease in loan yields, partially offset by a decrease in FTP funding costs and lower deposit rates. The provision for loan losses decreased $108 million, to $91 million in 2011, compared to 2010, primarily reflecting decreases in the Middle Market, Commercial Real Estate, Private Banking and Small Business Banking business lines, partially offset by an increase in the Global Corporate Banking business line. Net credit-related charge-offs decreased $63 million, primarily due to decreases in net charge-offs in the Commercial Real Estate and Middle Market business lines. Noninterest income of $381 million in 2011 decreased $16 million from 2010, primarily due to decreases of $6 million in service charges on deposit accounts and $6 million in fiduciary income. Noninterest expenses of $738 million in 2011 decreased $13 million from 2010, primarily due to decreases in FDIC insurance expense ($8 million), the provision for credit losses on lending-related commitments ($5 million) and smaller decreases in several other noninterest expense categories, partially offset by an increase in allocated corporate overhead expenses of $10 million. The provision for income taxes (FTE) of $133 million in 2011 increased $41 million from 2010, primarily resulting from an increase in income before income taxes. Refer to the previous Business Bank discussion for an explanation of the increase in allocated net corporate overhead expenses.
The Western market's net income of $215 million increased $101 million in 2011, compared to $114 million in 2010. Net interest income (FTE) of $665 million increased $26 million, or four percent, in 2011, primarily due to a decrease in FTP funding costs and an increase FTP funding credits, partially offset by lower loan yields and the impact of a $602 million decrease in average loans. The provision for loan losses decreased $116 million, to $32 million in 2011, primarily reflecting decreases in the Commercial Real Estate, Entertainment and Private Banking business lines, partially offset by an increase in the Technology and Life Sciences business line. Net credit-related charge-offs decreased $123 million, primarily due to decreases in net charge-offs in the Commercial Real Estate Middle Market and Private Banking business lines. Noninterest income of $139 million in 2011 increased $4 million from 2010, primarily due to a $6 million increase in net income from principal investing and warrants. Noninterest expenses of $432 million in 2011 were unchanged from 2010, as increases in allocated net corporate overhead expenses ($7 million) and smaller increases in several other noninterest expense categories were offset by decreases in processing charges ($7 million), other real estate expense ($6 million) and FDIC insurance expense ($5 million). The provision for income taxes (FTE) of $125 million in 2011 increased $45 million from 2010, primarily resulting from an increase in income before income taxes. Refer to the previous Business Bank discussion for an explanation of the increase in allocated net corporate overhead expenses.
The Texas market's net income increased $111 million to $181 million in 2011, compared to $70 million in 2010. Net interest income (FTE) of $477 million increased $159 million in 2011, compared to 2010. The increase in net interest income (FTE) was primarily due to an increase in FTP funding credits, $52 million in accretion of the purchase discount on the acquired Sterling loan portfolio and the benefit provided by an increase of $1.2 billion in average loans. The increase in average loans and average deposits was primarily due to loans and deposits acquired from Sterling. The provision for loan losses decreased $45 million, primarily due to a decrease in the Commercial Real Estate business line. Net credit-related charge-offs of $17 million decreased $30 million from the prior year, primarily due to a decrease in the Commercial Real Estate business line. Noninterest income of $103 million in 2011 increased $12 million from 2010, primarily due to a $5 million increase in service charges on deposit accounts and nominal increases in several other noninterest income categories in part due to the addition of Sterling. Noninterest expenses of $293 million in 2011 increased $40 million from 2010, largely due to the addition of Sterling and primarily reflecting increases in allocated corporate overhead expenses ($13 million), salaries and benefits expense ($15 million) and core deposit intangible amortization expense related to the acquisition of Sterling ($5 million), partially offset by a $6 million decrease in other real estate expense. The provision for income taxes (FTE) of $103 million in 2011 increased $65 million from 2010, primarily resulting from an increase in income before income taxes. Refer to the previous Business Bank discussion for an explanation of the increase in allocated net corporate overhead expenses.
The net loss in the Florida market was $9 million in 2011, compared to a net loss of $13 million in 2010. Net interest income (FTE) of $45 million in 2011 increased $2 million, primarily due to a decrease in FTP funding costs. The provision for loan losses decreased $9 million, primarily reflecting a decrease in the Commercial Real Estate business line, partially offset by an increase in the Middle Market business line. Net credit-related charge-offs of $35 million increased $5 million from the prior year, primarily due to increases in net charge-offs in the Middle Market and Private Banking business lines. Noninterest income of $14 million in 2011 was unchanged from 2010. Noninterest expenses of $49 million in 2011 increased $5 million from 2010, primarily due to smaller increases in several noninterest expense categories.
Net income in Other Markets increased $24 million to $124 million in 2011, compared to $100 million in 2010. Net interest income (FTE) of $169 million in 2011 decreased $13 million from 2010, primarily due to lower loan yields and the impact of a $507 million decrease in average loans, partially offset by a decrease in FTP funding costs. The provision for loan losses decreased $51 million, primarily reflecting decreases in the Middle Market and Commercial Real Estate business lines, partially offset by an increase in the Technology and Life Sciences business line. Net credit-related charge-offs decreased $23 million, primarily due to decreases in net charge-offs in the Commercial Real Estate and Middle Market business lines. Noninterest income of $42 million decreased $3 million in 2011, compared to 2010, primarily due to a $6 million decrease in investment banking fees, partially offset by a $3 million increase in fiduciary income and smaller increases in several other noninterest income categories. Noninterest expenses of $89 million in 2011 decreased $1 million from 2010.
The International market's net income decreased $3 million to $50 million in 2011, compared to $53 million in 2010. Net interest income (FTE) of $77 million in 2011 increased $4 million from 2010, primarily due the benefit provided by an increase in FTP funding credits partially offset by a decline in loan yields. The provision for loan losses increased $5 million to a benefit of $2 million in 2011, compared to a benefit of $7 million in 2010. Noninterest income of $35 million in 2011 was unchanged from 2010. Noninterest expenses of $36 million increased $2 million in 2011 compared to 2010, primarily due to nominal increases in several noninterest expense categories.
The net loss for the Finance & Other Business segment was $395 million in 2011, compared to a net loss of $218 million in 2010. The $177 million increase in net loss resulted from the same reasons noted in the Finance Division and Other category discussions under the “Business Segments” heading above.
The following table lists the Corporation's banking centers by geographic market segment.

December 31	2011	2010	2009
Midwest (Michigan)	218	217	232
Texas	142	95	90
Western:
California	104	103	98
Arizona	18	17	16
Total Western	122	120	114
Florida	11	11	10
International	1	1	1
Total	494	444	447

BALANCE SHEET AND CAPITAL FUNDS ANALYSIS
Total assets were $61.0 billion at December 31, 2011, an increase of $7.3 billion from $53.7 billion at December 31, 2010, reflecting the acquisition of Sterling and including net increases of $2.5 billion in investment securities available-for-sale, $2.4 billion in total loans, and $1.2 billion in interest-bearing deposits with banks. On an average basis, total assets increased $1.4 billion to $56.9 billion in 2011, compared to 2010, reflecting five months of Sterling and resulting primarily from net increases in average investment securities available-for-sale ($1.0 billion) and average interest-bearing deposits with banks ($550 million), partially offset by a net decrease in average loans ($442 million). Total liabilities increased $6.3 billion to $54.1 billion at December 31, 2011, compared to December 31, 2010, reflecting the acquisition of Sterling and primarily including a $7.3 billion increase in total deposits, partially offset by a $1.2 billion decrease in medium- and long-term debt. On an average basis, total liabilities increased $1.1 billion to $50.6 billion in 2011, from $49.5 billion in 2010, reflecting five months of Sterling and primarily including an increase of $4.3 billion in average deposits, partially offset by a decrease of $3.2 billion in in medium- and long-term debt.
ANALYSIS OF INVESTMENT SECURITIES AND LOANS

(in millions)
December 31	2011	2010	2009	2008	2007
U.S. Treasury and other U.S. government agency securities	$20	$131	$103	$79	$36
Residential mortgage-backed securities	9,512	6,709	6,261	7,861	6,165
State and municipal securities (a)	24	39	47	66	3
Corporate debt securities:
Auction-rate debt securities	1	1	150	147	—
Other corporate debt securities	46	26	50	42	46
Equity and other non-debt securities:
Auction-rate preferred securities	408	570	706	936	—
Money market and other mutual funds	93	84	99	70	46
Total investment securities available-for-sale	$10,104	$7,560	$7,416	$9,201	$6,296
Commercial loans	$24,996	$22,145	$21,690	$27,999	$28,223
Real estate construction loans:
Commercial Real Estate business line (b)	1,103	1,826	3,002	3,844	4,100
Other business lines (c)	430	427	459	633	716
Total real estate construction loans	1,533	2,253	3,461	4,477	4,816
Commercial mortgage loans:
Commercial Real Estate business line (b)	2,507	1,937	1,889	1,725	1,467
Other business lines (c)	7,757	7,830	8,568	8,764	8,581
Total commercial mortgage loans	10,264	9,767	10,457	10,489	10,048
Lease financing	905	1,009	1,139	1,343	1,351
International loans:
Banks and other financial institutions	18	2	1	7	27
Commercial and industrial	1,152	1,130	1,251	1,746	1,899
Total international loans	1,170	1,132	1,252	1,753	1,926
Residential mortgage loans	1,526	1,619	1,651	1,852	1,915
Consumer loans:
Home equity	1,655	1,704	1,817	1,796	1,616
Other consumer	630	607	694	796	848
Total consumer loans	2,285	2,311	2,511	2,592	2,464
Total loans	$42,679	$40,236	$42,161	$50,505	$50,743

(a)	Primarily auction-rate securities.

(b)	Primarily loans to real estate investors and developers.

(c)	Primarily loans secured by owner-occupied real estate.
EARNING ASSETS
Total earning assets increased $6.1 billion, or 12 percent, to $55.5 billion at December 31, 2011, from $49.4 billion at December 31, 2010. Average earning asset balances are provided in the “Analysis of Net Interest Income-Fully Taxable Equivalent” table of this financial review.

Loans
The following tables detail the Corporation's average loan portfolio by loan type, business line and geographic market.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2011	2010	Change
Average Loans By Loan Type:
Commercial loans	$22,208	$21,090	$1,118	5%
Real estate construction loans:
Commercial Real Estate business line (a)	1,429	2,404	(975)	(41)
Other business lines (b)	414	435	(21)	(5)
Total real estate construction loans	1,843	2,839	(996)	(35)
Commercial mortgage loans:
Commercial Real Estate business line (a)	2,217	2,000	217	11
Other business lines (b)	7,808	8,244	(436)	(5)
Total commercial mortgage loans	10,025	10,244	(219)	(2)
Lease financing	950	1,086	(136)	(13)
International loans	1,191	1,222	(31)	(3)
Residential mortgage loans	1,580	1,607	(27)	(2)
Consumer loans:
Home equity	1,656	1,746	(90)	(5)
Other consumer	622	683	(61)	(9)
Total consumer loans	2,278	2,429	(151)	(6)
Total loans	$40,075	$40,517	$(442)	(1)%
Average Loans By Business Line:
Middle Market	$11,933	$12,074	$(141)	(1)%
Commercial Real Estate	4,358	5,218	(860)	(16)
Global Corporate Banking	4,735	4,562	173	4
National Dealer Services	3,475	3,459	16	—
Specialty Businesses (c)	5,554	4,973	581	12
Total Business Bank	30,055	30,286	(231)	(1)
Small Business	3,548	3,524	24	1
Personal Financial Services	1,744	1,862	(118)	(6)
Total Retail Bank	5,292	5,386	(94)	(2)
Private Banking	4,704	4,819	(115)	(2)
Total Wealth Management	4,704	4,819	(115)	(2)
Finance/Other	24	26	(2)	(7)
Total loans	$40,075	$40,517	$(442)	(1)%
Average Loans By Geographic Market:
Midwest	$13,937	$14,510	$(573)	(4)%
Western	12,103	12,705	(602)	(5)
Texas	7,705	6,480	1,225	19
Florida	1,520	1,578	(58)	(4)
Other Markets	3,146	3,653	(507)	(14)
International	1,640	1,565	75	5
Finance/Other	24	26	(2)	(7)
Total loans	$40,075	$40,517	$(442)	(1)%

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes Entertainment, Energy, Leasing, Financial Services Division, Mortgage Banker Finance, and Technology and Life Sciences.
N/M - not meaningful
Total loans were $42.7 billion at December 31, 2011, an increase of $2.4 billion from December 31, 2010, primarily reflecting the acquisition of Sterling and core growth in commercial loans. The increase in total loans included net increases of $2.9 billion, or 13 percent, in commercial loans and $497 million, or five percent, in commercial mortgage loans, partially offset by a net decrease of $720 million in real estate construction loans. The increase in commercial loans was primarily driven by increases in Mortgage Banker Finance, Energy Lending and Technology and Life Sciences, as well as increases in Middle Market and Global Corporate Banking. As shown in the tables above, total average loans decreased $442 million, or one percent, to $40.1 billion in 2011, compared to 2010, with declines in all major geographic markets, with the exception of Texas, and in most business lines from 2010 to 2011, reflecting subdued loan demand from customers in an uncertain domestic economic environment and the worsening economic conditions in the Eurozone, the impact of the March 2011 earthquake and tsunami in Japan on the automotive supply chain, and expected runoff in the Commercial Real Estate business line. In the Texas market, average loans increased primarily due to the addition of loans acquired from Sterling.
Average commercial loans increased $1.1 billion, or five percent, to $22.2 billion in 2011, from $21.1 billion in 2010. The increase in average commercial loans primarily reflected increases in the Energy ($404 million), Global Corporate Banking ($205 million), Middle Market ($203 million), Technology and Life Sciences ($180 million) and Mortgage Banker Finance ($116 million) business lines, partially offset by a decrease in the Commercial Real Estate business line ($127 million).
Average commercial real estate loans, consisting of real estate construction and commercial mortgage loans, decreased $1.2 billion, or nine percent, to $11.9 billion in 2011, from $13.1 billion in 2010. Commercial mortgage loans are loans where the primary collateral is a lien on any real property. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Average loans to borrowers in the Commercial Real Estate business line, which primarily includes loans to real estate investors and developers, represented $3.6 billion, or 31 percent of average total commercial real estate loans, in 2011, compared to $4.4 billion, or 34 percent of average total commercial real estate loans, in 2010. The decrease in average commercial real estate loans to borrowers in the Commercial Real Estate business line in 2011 largely reflected ongoing payment activity and the continued workout of the nonperforming portfolio, as well as the ability of customers to access external sources of long-term refinancing. The remaining $8.3 billion and $8.7 billion of average commercial real estate loans in other business lines in 2011 and 2010, respectively, were primarily loans secured by owner-occupied real estate.
Average residential mortgage loans, which primarily include mortgages originated and retained for certain relationship customers, decreased $27 million, or 2 percent, to $1.6 billion in 2011, from 2010.
For more information on real estate loans, refer to the “Commercial and Residential Real Estate Lending” portion of the “Risk Management” section of this financial review.
ANALYSIS OF INVESTMENT SECURITIES PORTFOLIO
(Fully Taxable Equivalent)

	Maturity (a)										Weighted Average Maturity
(dollar amounts in millions)	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
December 31, 2011	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Yrs./Mos.
Available-for-sale
U.S. Treasury and other
U.S. government agency securities	$20	0.32%	$—	—%	$—	—%	$—	—%	$20	0.32%	0/5
Residential mortgage-backed securities (b)	—	—	277	3.37	150	2.00	9,085	2.84	9,512	2.84	13/8
State and municipal securities (c)	—	—	1	10.05	2	0.86	21	0.86	24	1.10	13/2
Corporate debt securities:
Auction-rate debt securities	—	—	—	—	—	—	1	2.87	1	2.87	25/6
Other corporate debt securities	46	1.05	—	—	—	—	—	—	46	1.05	0/5
Equity and other non-debt securities:
Auction-rate preferred securities (d)	—	—	—	—	—	—	408	0.56	408	0.56	—
Money market and other mutual funds (e)	—	—	—	—	—	—	93	—	93	—	—
Total investment securities available-for-sale	$66	0.85%	$278	3.38%	$152	2.00%	$9,608	2.74%	$10,104	2.73%	13/7

(a)	Based on final contractual maturity.

(b)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(c)	Primarily auction-rate securities.

(d)	Auction-rate preferred securities have no contractual maturity and are excluded from weighted average maturity.

(e)	Balances are excluded from the calculation of total yield and weighted average maturity.
Investment Securities Available-for-Sale
Investment securities available-for-sale increased $2.5 billion to $10.1 billion at December 31, 2011, from $7.6 billion at December 31, 2010, primarily reflecting an increase of $2.8 billion in residential mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises, resulting from securities acquired in the Sterling transaction on July 28, 2011 and the purchase of an incremental $1.0 billion of residential mortgage-backed securities to utilize excess liquidity late in the third quarter, partially offset by a $177 million decrease in auction-rate securities. The proceeds from prepayments on residential mortgage-backed securities are generally reinvested in similar securities. At December 31, 2011, the weighted-average expected life of the Corporation's residential mortgage-backed securities portfolio was approximately 3 years. On an average basis, investment securities available-for-sale increased $1.0 billion to $8.2 billion in 2011, compared to $7.2 billion in 2010.
Auction-rate securities (ARS) were purchased in 2008 as a result of the Corporation's September 2008 offer to repurchase, at par, auction-rate securities held by certain retail and institutional clients that were sold through Comerica Securities, a broker/dealer subsidiary of Comerica Bank (the Bank). As of December 31, 2011, the Corporation's auction-rate securities portfolio was carried at an estimated fair value of $432 million, compared to $609 million at December 31, 2010. During 2011, auction-rate securities with a par value of $201 million were redeemed or sold, resulting in net securities gains of $10 million. As of December 31, 2011, approximately 65 percent of the aggregate ARS par value had been redeemed or sold since acquisition, for a cumulative net gain of $37 million. For additional information on the repurchase of auction-rate securities, refer to the “Critical Accounting Policies” section of this financial review and Note 4 to the consolidated financial statements.
Short-Term Investments
Short-term investments include federal funds sold, interest-bearing deposits with banks and other short-term investments. Federal funds sold offer supplemental earnings opportunities and serve correspondent banks. Interest-bearing deposits with banks primarily include deposits with the FRB and also include deposits with banks in developed countries or international banking facilities of foreign banks located in the United States. Average interest-bearing deposits with banks increased $550 million to $3.7 billion in 2011, compared to 2010, reflecting an increase in average deposits with the FRB due to an increase in excess liquidity. At December 31, 2011, interest-bearing deposits with the FRB totaled $2.5 billion, compared to $1.3 billion at December 31, 2010. Other short-term investments include trading securities and loans held-for-sale. Loans held-for-sale typically represent residential mortgage loans and Small Business Administration loans originated with management's intention to sell. Average other short-term investments increased $3 million to $129 million in 2011, compared to 2010. Short-term investments, other than trading securities and loans held-for-sale, provide a range of maturities of less than one year and are mostly used to manage liquidity requirements of the Corporation.
DEPOSITS AND BORROWED FUNDS
The Corporation's average deposits and borrowed funds balances are detailed in the following table.

(dollar amounts in millions)
Years Ended December 31	2011	2010	Change	Percent Change
Noninterest-bearing deposits	$16,994	$15,094	$1,900	13%
Money market and NOW deposits	19,088	16,355	2,733	17
Savings deposits	1,550	1,394	156	11
Customer certificates of deposit	5,719	5,875	(156)	(3)
Total core deposits	43,351	38,718	4,633	12
Other time deposits	23	306	(283)	(93)
Foreign office time deposits	388	462	(74)	(16)
Total deposits	$43,762	$39,486	$4,276	11%
Short-term borrowings	$138	$216	$(78)	(36)%
Medium- and long-term debt	5,519	8,684	(3,165)	(36)
Total borrowed funds	$5,657	$8,900	$(3,243)	(36)%
Average deposits were $43.8 billion in 2011, an increase of $4.3 billion, or 11 percent, from 2010. Average core deposits increased $4.6 billion, or 12 percent, to $43.4 billion in 2011, compared to 2010. Within average deposits, nearly all business lines showed increases from 2010 to 2011, including Small Business Banking ($1.1 billion), Global Corporate Banking ($1.0 billion), Personal Banking ($864 million), Technology and Life Sciences ($747 million), the Financial Services Division ($354 million) and Private Banking ($308 million). Average deposits increased in all geographic markets from 2010 to 2011, with the largest increases in the Texas ($2.5 billion), largely reflecting the addition of deposits from Sterling, Western ($808 million) and Midwest ($449 million) markets. The increase in average deposits was primarily due to an increased level of savings by customers during the uncertain economic conditions throughout 2011 and the addition of deposits acquired from Sterling. Other time deposits represent certificates of deposit issued to institutional investors in denominations in excess of $100,000 and to retail customers in denominations of less than $100,000 through brokers, and are an alternative to other sources of purchased funds.
The Corporation participated in the Transaction Account Guarantee Program (TAGP) from its inception in October 2008 through June 30, 2010. During that time, the FDIC provided unlimited deposit insurance protection on noninterest-bearing transaction accounts (as defined by the FDIC). The Corporation and its subsidiary banks elected to opt-out of the FDIC's TAGP extension through December 31, 2010, effective July 1, 2010. On July 1, 2010, deposit insurance reverted back to the statutory coverage limit of $250,000 per depositor. The Dodd-Frank Wall Street Reform and Consumer Protection Act (The Financial Reform Act) reinstated, for all financial institutions, unlimited deposit insurance protection for the period December 31, 2010 through December 31, 2012 for traditional noninterest-bearing demand deposit accounts and interest-bearing lawyers' trust accounts. For more information regarding the Financial Reform Act, refer to the Supervision and Regulation section of Part I. Item 1. Business.
Short-term borrowings primarily include federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan notes. Average short-term borrowings decreased $78 million, to $138 million in 2011, compared to $216 million in 2010, mostly reflecting a decrease in federal funds purchased.
The Corporation uses medium- and long-term debt to provide funding to support earning assets. On an average basis, medium- and long-term debt decreased $3.2 billion, or 36 percent, in 2011, compared to 2010. Medium- and long-term debt decreased $1.2 billion in 2011, to $4.9 billion at December 31, 2011, compared to December 31, 2010, resulting primarily from the maturities of $859 million of medium-term notes and $500 million of Federal Home Loan Bank (FHLB) advances, partially offset by $109 million of subordinated notes assumed by the Corporation in the acquisition of Sterling in 2011.
Further information on medium- and long-term debt is provided in Note 13 to the consolidated financial statements.
CAPITAL
Total shareholders' equity increased $1.1 billion to $6.9 billion at December 31, 2011, compared to $5.8 billion at December 31, 2010, primarily due to the acquisition of Sterling and the retention of $318 million of earnings, after dividends of $75 million. Additionally, the Corporation repurchased 4.1 million shares in the open market in 2011for a total of $110 million that, combined with dividends, resulted in a total payout to shareholders of 47 percent of 2011 net income.
In July 2011, in connection with the acquisition of Sterling, the Corporation issued 24.3 million shares of common stock with an acquisition date fair value of $793 million. Based on the merger agreement, outstanding unexercised options and outstanding warrants to purchase Sterling common stock were converted into fully vested options and warrants to purchase common stock of the Corporation. The options and warrants issued were recorded at their acquisition date fair values of $3 million and $7 million, respectively.
In the fourth quarter 2010, the Board of Directors authorized the Corporation to repurchase up to 12.6 million shares of Comerica Incorporated outstanding common stock, and authorized the purchase of up to all 11.5 million of Comerica Incorporated original outstanding warrants, which expire November 14, 2018. The shares and warrants may be purchased from time to time in the open market. The shares may be held in treasury or retired. The share repurchase program superseded the Corporation's previous repurchase programs and has no expiration date. In 2011, the Corporation repurchased 4.1 million shares in the open market under the publicly announced repurchase program for a total of $110 million. There were no shares repurchased under the publicly announced repurchase program in 2010. At December 31, 2011, 8.5 million shares and 11.5 million of Comerica Incorporated original outstanding warrants remained available for repurchase under the publicly announced repurchase program.
In the first quarter 2010, the Corporation fully redeemed $2.25 billion of preferred stock issued in connection with the Capital Purchase Program. The redemption was funded by the net proceeds from an $880 million common stock offering completed in the first quarter 2010 and from excess liquidity at the parent company. In the second quarter 2010, the U.S. Treasury sold the related warrant, which granted the right to purchase 11.5 million shares of the Corporation's common stock at $29.40 per share. Prior to the public sale, the warrant was separated into 11.5 million warrants to purchase one share of the Corporation's common stock at an exercise price of $29.40 per share. The sale of the warrant by the U.S. Treasury had no impact on the Corporation's equity. The warrants remained outstanding at December 31, 2011 and were included in “capital surplus” on the consolidated balance sheets at their original fair value of $124 million.
The Corporation declared common dividends in 2011 totaling $75 million, or $0.40 per share, on net income of $393 million, compared to common dividends totaling $0.25 per share in 2010. The dividend payout ratio, calculated on a per share basis, was 19 percent in 2011, compared to 28 percent in 2010. Including share repurchases, the total payout to shareholders was 47 percent in 2011.
Refer to Note 14 to the consolidated financial statements for additional information on the Capital Purchase Program and the Corporation's share repurchase program.

The following table presents a summary of changes in total shareholders' equity in 2011:

(in millions)
Year Ended December 31		2011
Balance at January 1		$5,793
Retention of earnings (net income less cash dividends declared)		318
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$115
Cash flow hedges	(2)
Defined benefit and other postretirement plans	(80)
Total change in accumulated other comprehensive income (loss)		33
Acquisition of Sterling Bancshares, Inc.		803
Purchase of common stock		(116)
Share-based compensation		37
Balance at December 31		$6,868
Further information on the change in accumulated other comprehensive income (loss) is provided in Note 15 to the consolidated financial statements.
In July 2010, the Financial Reform Act was signed into law, which prohibits holding companies with more than $15 billion in assets from including trust preferred securities in Tier 1 capital, with a phase-in period of three years, beginning on January 1, 2013. As of December 31, 2011, the Corporation had $29 million of trust preferred securities outstanding, due to the acquisition of Sterling. The Corporation called $4 million of the trust preferred securities effective January 7, 2012 and excluded the amount from Tier 1 and total capital as of December 31, 2011. For further discussion of the Financial Reform Act, refer to the Supervision and Regulation section of Part I. Item 1. Business.
The Corporation assesses capital adequacy against the risk inherent in the balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss. At December 31, 2011, the Corporation and its U.S. banking subsidiaries exceeded the capital ratios required for an institution to be considered “well capitalized” by the standards developed under the Federal Deposit Insurance Corporation Improvement Act of 1991. Refer to Note 21 to the consolidated financial statements for further discussion of regulatory capital requirements and capital ratio calculations.
The Corporation has established a forecasting process to periodically conduct stress tests to evaluate potential impacts to the Corporation under various economic scenarios. These stress tests are becoming a regular part of the Corporation's overall risk management and capital planning process. The same forecasting process was also used by the Corporation to conduct the stress test that was part of the Federal Reserve's Capital Plan Review. For additional information about risk management processes, refer to the "Risk Management" section of this financial review.
In December 2010, the Basel Committee on Banking Supervision (the Basel Committee) issued a framework for strengthening international capital and liquidity regulation (Basel III). The Basel III capital framework includes higher global minimum capital standards, including a more stringent definition of capital, new capital conservation buffers and a minimum Tier 1 common capital ratio. The Basel III capital framework also proposes the deduction of certain assets from capital, including deferred tax assets and mortgage servicing rights, among others and within prescribed limitations, as well as the inclusion of other comprehensive income in capital and increased capital requirements for counterparty credit risk Rules are expected to be implemented between 2013 and 2019. Adoption in the U.S. is expected to occur over a similar timeframe, but the final form of the U.S. rules is not yet known.
The Basel III liquidity framework includes two minimum liquidity measures. The Liquidity Coverage Ratio requires a financial institution to hold a buffer of high-quality, liquid assets to fully cover net cash outflows under a 30-day systematic liquidity stress scenario. The Net Stable Funding Ratio requires the amount of available longer-term, stable sources of funding to be at least 100 percent of the required amount of longer-term stable funding over a one-year period. The Corporation's liquidity position is strong, but if subject to the Basel III liquidity framework as currently proposed, the Corporation would need to implement additional liquidity management initiatives. While uncertainty exists in both the final form of the Basel III guidance and whether or not the Corporation will be required to adopt the guidelines, the Corporation is closely monitoring the development of the guidance. We expect to meet the final requirements adopted by U.S. banking regulators within regulatory timelines.

RISK MANAGEMENT
The Corporation assumes various types of risk in the normal course of business. Management classifies risk exposures into six areas: (1) credit, (2) market, (3) liquidity, (4) operational, (5) compliance and (6) business risks. Of these, the Corporation considers credit risk as the most significant risk.
The Corporation continuously enhances its risk management capabilities with additional processes, tools and systems designed to not only provide management with deeper insight into the Corporation's various risks and assess its appetite for risk, but also enhance the Corporation's ability to control those risks and ensure that appropriate return is received for the risks taken.
Specialized risk managers, along with the risk management committees in credit, market, liquidity, operational and compliance are responsible for the day-to-day management of those respective risks. The Enterprise-Wide Risk Management Committee has been established by the Enterprise Risk Committee of the Board and charged with responsibility for establishing the governance over the risk management process, providing oversight in managing the Corporation's aggregate risk position and reporting on the comprehensive portfolio of risks and the potential impact these risks can have on the Corporation's risk profile and resulting capital level. The Enterprise-Wide Risk Management Committee is principally composed of senior officers representing the different risk areas and business units who are appointed by the Chairman and Chief Executive Officer of the Corporation.
The Board's Enterprise Risk Committee meets quarterly and is chartered to assist the Board in promoting the best interest of the Corporation by overseeing policies, procedures and risk practices relating to enterprise-wide risk and compliance with bank regulatory obligations. Members of the Enterprise Risk Committee are selected such that the committee comprises individuals whose experiences and qualifications can lead to broad and informed views on risk matters facing the Corporation and the financial services industry, including, but not limited to, risk matters that address credit, market, liquidity, operational, compliance and general business conditions. A comprehensive risk report is submitted to the Enterprise Risk Committee each quarter providing management's view of the Corporation's risk position.
CREDIT RISK
Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. The governance structure is administered through the Strategic Credit Committee. The Strategic Credit Committee is chaired by the Chief Credit Officer and approves recommendations to address credit risk matters through credit policy, credit risk management practices, and required credit risk actions. In order to facilitate the corporate credit risk management process, various other corporate functions provide the resources for the Strategic Credit Committee to carry out its responsibilities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using approved credit policies and guidelines. Additionally, the Corporation manages credit risk through loan portfolio diversification, limiting exposure to any single industry, customer or guarantor, and selling participations and/or syndicating to third parties credit exposures above those levels it deems prudent.
Credit Administration provides the resources to manage the line of business transactional credit risk, assuring that all exposure is risk rated according to the requirements of the credit risk rating policy and providing business segment reporting support as necessary.
Portfolio Risk Analytics provides comprehensive reporting on portfolio credit risks, continuous assessment and verification of risk rating models, quarterly calculation of the allowance for loan losses and the allowance for credit losses on lending-related commitments and calculation of economic credit risk capital.
The Special Assets Group is responsible for managing the recovery process on distressed or defaulted loans and loan sales.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(dollar amounts in millions)
Years Ended December 31	2011	2010	2009	2008	2007
Balance at beginning of year	$901	$985	$770	$557	$493
Loan charge-offs:
Commercial	192	195	375	183	89
Real estate construction:
Commercial Real Estate business line (a)	35	175	234	184	37
Other business lines (b)	2	4	1	1	5
Total real estate construction	37	179	235	185	42
Commercial mortgage:
Commercial Real Estate business line (a)	46	53	90	72	15
Other business lines (b)	93	138	81	28	37
Total commercial mortgage	139	191	171	100	52
Lease financing	—	1	36	1	—
International	7	8	23	2	—
Residential mortgage	15	14	21	7	—
Consumer	33	39	34	22	13
Total loan charge-offs	423	627	895	500	196
Recoveries:
Commercial	33	25	18	17	27
Real estate construction	14	11	1	3	—
Commercial mortgage	26	16	3	4	4
Lease financing	11	5	1	1	4
International	5	1	2	1	8
Residential mortgage	2	1	—	—	—
Consumer	4	4	2	3	4
Total recoveries	95	63	27	29	47
Net loan charge-offs	328	564	868	471	149
Provision for loan losses	153	480	1,082	686	212
Foreign currency translation adjustment	—	—	1	(2)	1
Balance at end of year	$726	$901	$985	$770	$557
Net loan charge-offs during the year as a percentage of average loans outstanding during the year	0.82%	1.39%	1.88%	0.91%	0.30%

(a)	Primarily charge-offs of loans to real estate investors and developers.

(b)	Primarily charge-offs of loans secured by owner-occupied real estate.
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for loan losses represents management's assessment of probable, estimable losses inherent in the Corporation's loan portfolio. The allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, provides for probable losses inherent in lending-related commitments, including unused commitments to extend credit and letters of credit.
The Corporation disaggregates the loan portfolio into segments for purposes of determining the allowance for credit losses. These segments are based on the level at which the Corporation develops, documents and applies a systematic methodology to determine the allowance for credit losses. The Corporation's portfolio segments are business loans and retail loans. Business loans are defined as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. Retail loans consist of traditional residential mortgage, home equity and other consumer loans.
The allowance for loan losses includes specific allowances, based on individual evaluations of certain loans, and allowances for homogeneous pools of loans with similar risk characteristics.
The allowance for loan losses was $726 million at December 31, 2011, compared to $901 million at December 31, 2010, a decrease of $175 million, or 19 percent. The decrease resulted primarily from improvements in credit quality, including a decline of $1.1 billion in the Corporation's internal watch list loans from December 31, 2010 to December 31, 2011. The Corporation's internal watch list is generally consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Additional indicators of improved credit quality included a decrease in the inflow to nonaccrual (based on an analysis of nonaccrual loans with balances greater than $2 million) of $353 million and a $236 million decrease in net credit-related charge-offs from December 31, 2010 to December 31, 2011. The $175 million decrease in the allowance for loan losses consisted of decreases in the Middle Market (primarily the Midwest and Other markets), Commercial Real Estate (in all markets), Small Business Banking (in all markets) and National Dealer Services (primarily the Western market) business lines, partially offset by increases in Technology and Life Sciences (primarily the Western market) and Personal Banking (primarily the Midwest market) business lines. Nonperforming loans of $887 million at December 31, 2011 decreased $236 million, or 21 percent, compared to December 31, 2010. Loan charge-offs are taken as amounts are determined to be uncollectible. A measure of the level of charge-offs already taken on nonperforming loans is the current book balance as a percentage of the contractual amount owed. At December 31, 2011, nonperforming loans were charged-off to approximately 60 percent of the contractual amount. This level of write-downs is consistent with losses experienced on loan defaults in 2011 and in recent years. The allowance as a percentage of total nonperforming loans, a ratio which results from the actions noted above, was 82 percent at December 31, 2011, compared to 80 percent at December 31, 2010. The Corporation's loan portfolio is primarily composed of business loans, which, in the event of default, are typically carried on the books at fair value as nonperforming assets for a longer period of time than are consumer loans, which are generally fully charged off when they become nonperforming, resulting in a lower nonperforming loan allowance coverage when compared to banking organizations with higher concentrations of consumer loans. The allowance for loan losses as a multiple of total annual net loan charge-offs increased to 2.2 times for the year ended December 31, 2011, compared to 1.6 times for the year ended December 31, 2010.
Loans acquired from Sterling were initially recorded at fair value, which included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses was recorded for these loans at acquisition. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount. At December 31, 2011, no allowance was required for acquired loans not deemed credit-impaired and $96 million of purchase discounts remained. Purchased credit impaired (PCI) loans are not considered nonperforming loans. No impairment charges were required in 2011 for acquired PCI loans.
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
The allowance as a percentage of total loans, as a percentage of total nonperforming loans and as a multiple of annual net loan charge-offs is provided in the following table.

Years Ended December 31	2011	2010	2009
Allowance for loan losses as a percentage of total loans at end of year	1.70%	2.24%	2.34%
Allowance for loan losses as a percentage of total nonperforming loans at end of year	82	80	83
Allowance for loan losses as a multiple of total net loan charge-offs for the year	2.2x	1.6x	1.1x

The allowance for loan losses as a percentage of total period-end loans was 1.70 percent at December 31, 2011, compared to 2.24 percent at December 31, 2010. The decline in the ratio of the allowance to total loans reflects the improved credit quality of the loan portfolio and the impact of the increase in period-end loans as a result of loans acquired from Sterling that were initially recorded at fair value without a corresponding allowance for loan losses.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2011			2010		2009		2008		2007
(dollar amounts in millions)	Allocated Allowance	Allowance Ratio (a)	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)
December 31
Business loans
Commercial	$359	1.44%	58%	$422	54%	$456	51%	$380	55%	$288	55%
Real estate construction	45	2.97	4	102	6	194	8	194	9	128	9
Commercial mortgage	228	2.22	24	272	24	219	25	147	21	92	20
Lease financing	7	0.74	2	8	3	13	3	6	3	15	3
International	9	0.79	3	20	3	33	3	12	3	11	4
Total business loans	648	1.67	91	824	90	915	90	739	91	534	91
Retail loans
Residential mortgage	21	1.37	4	29	4	32	4	4	4	2	4
Consumer	57	2.48	5	48	6	38	6	27	5	21	5
Total retail loans	78	2.04	9	77	10	70	10	31	9	23	9
Total loans	$726	1.70%	100%	$901	100%	$985	100%	$770	100%	$557	100%

(a)	Allocated allowance as a percentage of related loans outstanding.

(b)	Loans outstanding as a percentage of total loans.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating.
The allowance for credit losses on lending-related commitments was $26 million at December 31, 2011, a decrease of $9 million from $35 million at December 31, 2010. The decrease resulted primarily from improved credit quality in unfunded commitments in the Midwest, Western and Texas markets. The Corporation recorded a purchase discount for lending-related commitments acquired from Sterling. An allowance for credit losses will be recorded on Sterling lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. At December 31, 2011, no allowance was recorded for Sterling lending-related commitments and $3 million of purchase discount remained. An analysis of the changes in the allowance for credit losses on lending-related commitments is presented below.

(dollar amounts in millions)
Years Ended December 31	2011	2010	2009	2008	2007
Balance at beginning of year	$35	$37	$38	$21	$26
Less: Charge-offs on lending-related commitments (a)	—	—	1	1	4
Add: Provision for credit losses on lending-related commitments	(9)	(2)	—	18	(1)
Balance at end of year	$26	$35	$37	$38	$21

(a)	Charge-offs result from the sale of unfunded lending-related commitments.
For additional information regarding the allowance for credit losses, refer to the “Critical Accounting Policies” section of this financial review and Note 5 to the consolidated financial statements.

SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

(dollar amounts in millions)
December 31	2011	2010	2009	2008	2007
Nonaccrual loans:
Business loans:
Commercial	$237	$252	$238	$205	$75
Real estate construction:
Commercial Real Estate business line (a)	93	259	507	429	161
Other business lines (b)	8	4	4	5	6
Total real estate construction	101	263	511	434	167
Commercial mortgage:
Commercial Real Estate business line (a)	159	181	127	132	66
Other business lines (b)	268	302	192	130	75
Total commercial mortgage	427	483	319	262	141
Lease financing	5	7	13	1	—
International	8	2	22	2	4
Total nonaccrual business loans	778	1,007	1,103	904	387
Retail loans:
Residential mortgage	71	55	50	7	1
Consumer:
Home equity	5	5	8	3	2
Other consumer	6	13	4	3	1
Total consumer	11	18	12	6	3
Total nonaccrual retail loans	82	73	62	13	4
Total nonaccrual loans	860	1,080	1,165	917	391
Reduced-rate loans	27	43	16	—	13
Total nonperforming loans	887	1,123	1,181	917	404
Foreclosed property	94	112	111	66	19
Total nonperforming assets	$981	$1,235	$1,292	$983	$423
Gross interest income that would have been recorded had the nonaccrual and reduced-rate loans performed in accordance with original terms	$74	$87	$109	$98	$56
Interest income recognized	11	18	21	24	20
Nonperforming loans as a percentage of total loans	2.08%	2.79%	2.80%	1.82%	0.80%
Nonperforming assets as a percentage of total loans and foreclosed property	2.29	3.06	3.06	1.94	0.83
Loans past due 90 days or more and still accruing	$58	$62	$101	$125	$54
Loans past due 90 days or more and still accruing as a percentage of total loans	0.14%	0.15%	0.24%	0.25%	0.11%

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.
Nonperforming Assets
Nonperforming assets include loans on nonaccrual status, troubled debt restructured loans (TDRs) which have been renegotiated to less than the original contractual rates (reduced-rate loans) and real estate which has been acquired through foreclosure and is awaiting disposition (foreclosed property). Nonperforming assets do not include PCI loans. Nonperforming assets decreased $254 million to $981 million at December 31, 2011, from $1.2 billion at December 31, 2010. The table above presents nonperforming asset balances by category.
The $254 million decrease in nonperforming assets at December 31, 2011, compared to December 31, 2010, primarily reflected decreases in nonaccrual real estate construction loans ($162 million) (primarily residential real estate developments), nonaccrual commercial mortgage loans ($56 million), foreclosed property ($18 million), reduced-rate loans ($16 million) and nonaccrual commercial loans ($15 million), partially offset by an increase of $16 million in nonaccrual residential mortgage loans. Nonperforming assets as a percentage of total loans and foreclosed property was 2.29 percent at December 31, 2011, compared to 3.06 percent at December 31, 2010.

The following table presents a summary of changes in nonaccrual loans.

(in millions)
Years Ended December 31	2011	2010
Balance at January 1	$1,080	$1,165
Loans transferred to nonaccrual (a)	528	881
Nonaccrual business loan gross charge-offs (b)	(372)	(573)
Loans transferred to accrual status (a)	(19)	(14)
Nonaccrual business loans sold (c)	(110)	(144)
Payments/Other (d)	(247)	(235)
Balance at December 31	$860	$1,080
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$372	$573
Performing watch list loans	3	1
Retail loans	48	53
Total gross loan charge-offs	$423	$627
(c) Analysis of loans sold:
Nonaccrual business loans	$110	$144
Performing watch list loans	57	63
Total loans sold	$167	$207
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at December 31, 2011.

(dollar amounts in millions)	Number of Borrowers	Balance
Under $2 million	996	$271
$2 million - $5 million	56	170
$5 million - $10 million	22	154
$10 million - $25 million	16	237
Greater than $25 million	1	28
Total at December 31, 2011	1,091	$860
There were 88 borrowers with balances greater than $2 million, totaling $528 million, transferred to nonaccrual status in 2011, a decrease of $353 million when compared to $881 million in 2010. Of the transfers to nonaccrual in 2011, $232 million were from the Middle Market business line (including $106 million, $64 million and $51 million from the Midwest, Western and Other markets, respectively), $140 million were from the Commercial Real Estate business line (including $53 million, $29 million, $29 million and $27 million from the Midwest, Western, Other and Florida markets, respectively) and $46 million were from the Private Banking business line (including $29 million in the Florida market). There were 13 borrowers with balances greater than $10 million, totaling $241 million, transferred to nonaccrual in 2011, of which $129 million and $88 million were to companies in the Middle Market and Commercial Real Estate business lines, respectively.
In 2011, the Corporation sold $110 million of nonaccrual business loans at prices approximating carrying value plus reserves, which were primarily from the Commercial Real Estate, Middle Market and Global Corporate Banking business lines.

The following table presents a summary of nonaccrual loans at December 31, 2011 and loans transferred to nonaccrual and net loan charge-offs during the year ended December 31, 2011, based primarily on Standard Industrial Classification (SIC) industry categories.

	December 31, 2011		Year Ended December 31, 2011
(dollar amounts in millions)			Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs
Industry Category	Nonaccrual Loans
Real Estate	$332	39%	$167	30%	$98	28%
Services	116	13	77	15	64	20
Residential Mortgage	71	8	8	1	14	4
Wholesale Trade	60	7	50	10	11	3
Holding & Other Invest. Co.	55	6	34	7	12	4
Retail Trade	45	5	6	1	18	6
Manufacturing	40	5	40	8	13	4
Natural Resources	33	4	23	4	3	1
Hotels, etc.	28	3	3	1	9	3
Contractors	23	3	31	6	8	3
Finance	16	2	19	4	7	2
Utilities	15	2	—	—	2	1
Entertainment	11	1	—	—	4	1
Transportation & Warehousing	7	1	57	11	33	10
Other (b)	8	1	13	2	32	10
Total	$860	100%	$528	100%	$328	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
Business loans are generally placed on nonaccrual status when management determines that full collection of principal or interest is unlikely or when principal or interest payments are 90 days past due, unless the loan is fully collateralized and in the process of collection. The primary driver of when the principal amount of a business loan should be fully or partially charged off is based on a qualitative assessment of the recoverability of the principal amount from collateral and other cash flow sources. Residential mortgage and home equity loans are generally placed on nonaccrual status and charged off to current appraised values, less costs to sell, during the foreclosure process, normally no later than 180 days past due. Other consumer loans are generally not placed on nonaccrual status and are charged off at no later than 120 days past due, earlier if deemed uncollectible. Loan amounts in excess of probable future cash collections are charged off to an amount that management ultimately expects to collect. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is charged against current income. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Generally, a loan may be returned to accrual status when all delinquent principal and interest have been received and the Corporation expects repayment of the remaining contractual principal and interest, generally based on a period of sustained payment performance, normally at least six months, or when the loan is both well secured and in the process of collection. Refer to Note 1 and Note 5 to the consolidated financial statements for further information regarding impaired loans.
At December 31, 2011, TDRs totaled $331 million, of which $233 million were nonperforming ($206 million nonaccrual TDRs and $27 million reduced-rate TDRs) and $98 million were considered performing. Performing TDRs primarily included $53 million of commercial loans (primarily in the Middle Market and Global Corporate Banking business lines), $24 million of commercial mortgage loans (primarily in the Middle Market, Small Business Banking and National Dealer Services business lines) and $19 million of real estate construction loans (in the Commercial Real Estate business line) at December 31, 2011. At December 31, 2010, TDRs totaled $165 million, including $44 million performing TDRs, $78 million nonaccrual TDRs and $43 million reduced-rate TDRs. The $166 million increase in total TDRs was primarily due to increases in the Commercial Real Estate, Middle Market, Specialty Businesses and Global Corporate Banking business lines. For further information regarding TDRs, refer to Note 5 to the consolidated financial statements.

Loans past due 30-89 days decreased $6 million to $275 million at December 31, 2011, compared to $281 million at December 31, 2010. Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more and still accruing decreased $4 million to $58 million at December 31, 2011, compared to $62 million at December 31, 2010, and are summarized in the following table. For further information regarding past due loans, refer to Note 5 to the consolidated financial statements.

(in millions)
December 31	2011	2010
Business loans:
Commercial	$8	$3
Real estate construction	1	22
Commercial mortgage	32	16
International	—	—
Total business loans	41	41
Retail loans:
Residential mortgage	6	7
Consumer	11	14
Total retail loans	17	21
Total loans past due 90 days or more and still accruing	$58	$62
The following table presents a summary of total internal watch list loans at December 31, 2011 and 2010. Watch list loans that meet certain criteria are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. The $1.1 billion decrease in total watch list loans, compared to December 31, 2010, is reflected in the decrease in the allowance for loan losses in the same period. For further information regarding internal watch list loans, refer to Note 5 to the consolidated financial statements.

(dollar amounts in millions)
December 31	2011	2010
Total watch list loans	$4,467	$5,542
As a percentage of total loans	10.5%	13.8%
The following table presents a summary of foreclosed property by property type as of December 31, 2011 and 2010.

(in millions)
December 31	2011	2010
Construction, land development and other land	$32	$60
Single family residential properties	14	20
Other non-land, nonresidential properties	48	32
Total foreclosed property	$94	$112
At December 31, 2011, foreclosed property totaled $94 million and consisted of approximately 223 properties, compared to $112 million and approximately 230 properties at December 31, 2010.
The following table presents a summary of changes in foreclosed property.

(in millions)
Years Ended December 31	2011	2010
Balance at January 1	$112	$111
Acquired in foreclosure	69	104
Acquired in acquisition of Sterling	32	—
Write-downs	(17)	(23)
Foreclosed property sold (a)	(102)	(81)
Capitalized expenditures	—	1
Balance at December 31	$94	$112
(a) Net gain on foreclosed property sold	$4	$7
At December 31, 2011, there were 8 foreclosed properties each with a carrying value greater than $2 million, totaling $44 million, compared to 10 foreclosed properties totaling $61 million at December 31, 2010. Of the foreclosed properties with balances greater than $2 million at December 31, 2011, $28 million and $12 million were from the Commercial Real Estate and Middle Market business lines, respectively. At December 31, 2011, there was one foreclosed property with a carrying value greater than $10 million, for $18 million, in the Commercial Real Estate business line, compared to two foreclosed properties totaling $29 million at December 31, 2010.
Concentration of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has a concentration of credit risk with the automotive industry. Loans to automotive dealers and to borrowers involved with automotive production are reported as automotive, as management believes these loans have similar economic characteristics that might cause them to react similarly to changes in economic conditions. This aggregation involves the exercise of judgment. Included in automotive production are: (a) original equipment manufacturers and Tier 1 and Tier 2 suppliers that produce components used in vehicles and whose primary revenue source is automotive-related (“primary” defined as greater than 50%) and (b) other manufacturers that produce components used in vehicles and whose primary revenue source is automotive-related. Loans less than $1 million and loans recorded in the Small Business business line are excluded from the definition. Foreign ownership consists of North American affiliates of foreign automakers and suppliers.
The following table presents a summary of loans outstanding to companies related to the automotive industry.

(in millions)
December 31	2011		2010
	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans

Production:
Domestic	$724		$609
Foreign	207		222
Total production	931	2.2%	831	2.1%
Dealer:
Floor plan	1,769		1,961
Other	2,125		2,050
Total dealer	3,894	9.1%	4,011	9.9%
Total automotive	$4,825	11.3%	$4,842	12.0%
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $1.8 billion at December 31, 2011, a decrease of $195 million compared to $2.0 billion at December 31, 2010, primarily reflecting the impact of supply chain disruptions caused by the catastrophic earthquake and tsunami in Japan in March 2011, as the significant majority of the decrease in floor plan loans was concentrated in automotive franchises selling Japanese-made vehicles. At both December 31, 2011 and 2010, other loans to automotive dealers in the National Dealer Services business line totaled $1.9 billion, including $1.4 billion of owner-occupied commercial real estate mortgage loans at both December 31, 2011 and 2010. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $931 million at December 31, 2011, compared to $831 million at December 31, 2010.
At December 31, 2011, dealer loans, as shown in the table above, totaled $3.9 billion, of which approximately $2.4 billion, or 61 percent, were to foreign franchises, $1.1 million, or 29 percent, were to domestic franchises and $402 million, or 10 percent, were to other. Other dealer loans include obligations where a primary franchise was indeterminable, such as loans to large public dealership consolidators and rental car, leasing, heavy truck and recreation vehicle companies.
Nonaccrual loans to automotive borrowers totaled $14 million, or two percent of total nonaccrual loans at December 31, 2011. Total automotive net loan charge-offs were insignificant in 2011, compared to $11 million (primarily domestic production and dealer charge-offs) in 2010.
All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at December 31, 2011.

Commercial and Residential Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category as of December 31, 2011 and 2010.

(in millions)
December 31	2011	2010
Real estate construction loans:
Commercial Real Estate business line (a)	$1,103	$1,826
Other business lines (b)	430	427
Total real estate construction loans	$1,533	$2,253
Commercial mortgage loans:
Commercial Real Estate business line (a)	$2,507	$1,937
Other business lines (b)	7,757	7,830
Total commercial mortgage loans	$10,264	$9,767

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $11.8 billion at December 31, 2011, of which $3.6 billion, or 31 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to residential real estate investors and developers. The remaining $8.2 billion, or 69 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio totaled $1.5 billion at December 31, 2011. The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. However, the significant and prolonged decline in residential real estate activity that began in late 2008 in the Western, Florida and Midwest markets proved extremely difficult for many of the smaller residential real estate developers. Of the $1.1 billion of real estate construction loans in the Commercial Real Estate business line, $93 million were on nonaccrual status at December 31, 2011, including residential land development projects totaling $26 million (primarily in the Western market), retail projects totaling $20 million (primarily in the Florida and Midwest markets) and multifamily projects totaling $19 million (in the Florida market). Real estate construction loan net charge-offs in the Commercial Real Estate business line totaled $22 million for 2011, including $11 million from residential land development projects (primarily in the Western market), $5 million from multi-use projects (primarily in the Western market) and $3 million from single family projects (primarily the Western market).
When the Corporation enters into a loan agreement with a borrower for a real estate construction loan, an interest reserve is often included in the amount of the loan commitment. An interest reserve allows the borrower to add interest charges to the outstanding loan balance during the construction period. Interest reserves are established on substantially all real estate construction loans in the Corporation's Commercial Real Estate business line. Interest reserves provide an effective means to address the cash flow characteristics of a real estate construction loan. Loan agreements containing an interest reserve generally require more equity to be contributed by the borrower to the construction project at inception. Interest that has been added to the balance of a real estate construction loan through the use of an interest reserve is recognized as income only if the Corporation expects full collection of the remaining contractual principal and interest payments. If a real estate construction loan with interest reserves is in default and deemed uncollectible, interest is no longer funded through the interest reserve. Interest previously recognized from interest reserves generally is not reversed against current income when a construction loan with interest reserves is placed on nonaccrual status. All real estate construction loans are closely monitored through physical inspections, reconciliation of draw requests, review of rent rolls and operating statements and quarterly portfolio reviews performed by the Corporation's senior management. When appropriate, extensions, renewals and restructurings of real estate construction loans are approved after giving consideration to the project's status, the borrower's financial condition, and the collateral protection based on current market conditions, and typically strengthen the Corporation's position by adding additional collateral and controls and/or requiring amortization on the existing debt.
The commercial mortgage loan portfolio totaled $10.3 billion at December 31, 2011 and included $2.5 billion in the Commercial Real Estate business line and $7.8 billion in other business lines. Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $2.5 billion of commercial mortgage loans in the Commercial Real Estate business line, $159 million were on nonaccrual status at December 31, 2011, including retail projects totaling $49 million (primarily in the Midwest market), other land development projects totaling $28 million (primarily in the Western market), residential land development projects totaling $22 million (primarily in the Western and Florida markets), other projects totaling $23 million

(primarily medical office projects in the Midwest market) and single family projects totaling $17 million (primarily in the Other market). Commercial mortgage loan net charge-offs in the Commercial Real Estate business line totaled $33 million for 2011, primarily including net charge-offs of $8 million from multi-use projects in the Midwest market, $8 million from retail projects in the Midwest market, and $6 million from multi-family projects (primarily in the Florida market). Commercial mortgage loans in other business lines included $268 million of nonaccrual loans at December 31, 2011, a decrease of $34 million compared to the same period in the prior year, largely due to a decrease in loans to real estate investors in the Middle Market business line in the Midwest market.
The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

	December 31, 2011
(dollar amounts in millions)	Location of Property							December 31, 2010
Project Type:	Western	Michigan	Texas	Florida	Other Markets	Total	% of Total	Total	% of Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$61	$8	$29	$7	$9	$114	10%	$196	10%
Land development	16	6	23	5	26	76	7	157	9
Total residential	77	14	52	12	35	190	17	353	19
Other construction:
Multi-family	100	—	71	37	40	248	22	579	32
Retail	83	45	91	16	29	264	24	485	27
Multi-use	66	—	52	—	—	118	11	201	11
Office	79	—	46	—	—	125	11	119	6
Commercial	—	4	13	—	—	17	2	47	3
Land development	6	8	8	—	—	22	2	24	1
Other	5	—	1	2	—	8	1	18	1
Sterling real estate construction loans (a)	—	—	111	—	—	111	10	—	—
Total	$416	$71	$445	$67	$104	$1,103	100%	$1,826	100%
Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Single family	$12	$2	$5	$3	$24	$46	2%	$69	4%
Land carry	40	39	20	30	9	138	5	133	6
Total residential	52	41	25	33	33	184	7	202	10
Other commercial mortgage:
Multi-family	104	49	148	153	49	503	20	404	22
Retail	177	80	61	67	11	396	16	386	20
Multi-use	113	19	36	—	34	202	8	249	13
Land carry	80	58	16	11	10	175	7	239	12
Office	104	29	5	24	4	166	7	221	11
Commercial	58	51	28	—	32	169	7	121	6
Other	18	25	17	—	—	60	2	115	6
Sterling commercial mortgage loans (a)	—	—	652	—	—	652	26	—	—
Total	$706	$352	$988	$288	$173	$2,507	100%	$1,937	100%
(a)    Project type and location of property not currently available.
Residential real estate development loans of $374 million at December 31, 2011 decreased $181 million, or 33 percent, from $555 million at December 31, 2010.

The following table summarizes the Corporation's residential mortgage and home equity loan portfolio by geographic market as of December 31, 2011.

	December 31, 2011
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Midwest	$489	32%	$950	57%
Western	494	33	439	27
Texas	320	21	220	13
Florida	218	14	46	3
Other Markets	5	—	—	—
Total	$1,526	100%	$1,655	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.2 billion at December 31, 2011. Residential mortgages totaled $1.5 billion at December 31, 2011, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.5 billion of residential mortgage loans outstanding, $71 million were on nonaccrual status at December 31, 2011. The home equity portfolio totaled $1.7 billion at December 31, 2011, of which $1.5 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $199 million consisted of closed-end home equity loans. Of the $1.7 billion of home equity loans outstanding, $5 million were on nonaccrual status at December 31, 2011. A majority of the home equity portfolio was secured by junior liens.
The Corporation rarely originates residential real estate loans with loan-to-value ratios above 100 percent at origination, has no sub-prime mortgage programs and does not originate payment-option adjustable-rate mortgages or other nontraditional mortgages that allow negative amortization. A significant majority of residential mortgage originations are sold in the secondary market. Since 2008, the Corporation has used a third party to originate, document and underwrite residential mortgage loans on behalf of the Corporation. Under this arrangement, the third party assumes any repurchase liability for the loans it originates. The Corporation has repurchase liability exposure for residential mortgage loans originated prior to 2008, however based on historical experience, the Corporation believes such exposure, which could be triggered by underwriting discrepancies, is minimal. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. The economic recession and significant declines in home values in the Western, Florida and Midwest markets following the financial market turmoil beginning in the fall of 2008 adversely impacted the residential real estate portfolio. At December 31, 2011, the Corporation estimated that, of the $6 million total residential mortgage loans past due 90 days or more and still accruing interest, approximately $1 million exceeded 90 percent of the current value of the underlying collateral, based on S&P/Case-Shiller home price indices. To account for this exposure, the Corporation factors changes in home values into estimated loss ratios for residential real estate loans, using index-based estimates by major metropolitan area, resulting in an increased allowance allocated for residential real estate loans when home values decline. Additionally, to mitigate increasing credit exposure due to depreciating home values, the Corporation periodically reviews home equity lines of credit and makes line reductions or converts outstanding balances at line maturity to closed-end, amortizing loans when necessary.
Shared National Credits
Shared National Credit (SNC) loans are facilities greater than $20 million shared by three or more federally supervised financial institutions that are reviewed annually by regulatory authorities at the agent bank level. The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans (approximately 860 borrowers at December 31, 2011) increased $1.1 billion to $8.4 billion at December 31, 2011, compared to $7.3 billion at December 31, 2010, reflecting an increase of $632 million in Energy Lending, which included $121 million in loans acquired from Sterling. SNC net loan charge-offs totaled $21 million and $92 million for the years ended December 31, 2011 and 2010, respectively. Nonaccrual SNC loans decreased $81 million to $193 million during the year ended December 31, 2011, from $274 million at December 31, 2010. SNC loans, diversified by both business line and geographic market, comprised approximately 20 percent and 18 percent of total loans at December 31, 2011 and 2010, respectively. SNC loans are held to the same credit underwriting standards as the remainder of the loan portfolio and face similar credit challenges.
State and Local Municipalities
In the normal course of business, the Corporation serves the needs of state and local municipalities in multiple capacities, including traditional banking products such as deposit services, loans and letters of credit, investment banking services such as bond underwriting and private placements, and by investing in municipal securities.

The following table summarizes the Corporation's direct exposure to state and local municipalities as of December 31, 2011 and 2010.

(in millions)
December 31	2011	2010
Loans outstanding	$46	$27
Lease financing	397	446
Investment securities available-for-sale	24	39
Trading account securities	12	19
Standby letters of credit	158	80
Unused commitments to extend credit	15	12
Total direct exposure to state and local municipalities	$652	$623
Indirect exposure comprised $320 million in auction-rate preferred securities collateralized by municipal securities at December 31, 2011, compared to $436 million at December 31, 2010. Additionally, the Corporation is exposed to Automated Clearing House (ACH) transaction risk for those municipalities utilizing this electronic payment and/or deposit method and similar products in their cash flow management. The Corporation sets limits on ACH activity during the underwriting process.
Extensions of credit to state and local municipalities are subjected to the same underwriting standards as other business loans. At December 31, 2011 and 2010, all outstanding municipal loans and leases were performing according to contractual terms and none were included in the Corporation's internal watch list. Municipal leases are secured by the underlying equipment, and a substantial majority of the leases are fully defeased with AAA-rated U.S. government securities. Substantially all municipal investment securities available-for sale are auction-rate securities. All auction-rate securities are reviewed quarterly for other-than-temporary impairment. All auction-rate municipal securities were rated investment grade, and all auction-rate preferred securities collateralized by municipal securities were rated AAA or the equivalent and were adequately collateralized at both December 31, 2011 and 2010. Municipal securities are held in the trading account for resale to customers. In addition, Comerica Securities, a broker-dealer subsidiary of Comerica Bank, underwrites bonds issued by municipalities. All bonds underwritten by Comerica Securities are sold to third party investors.
International Exposure
International assets are subject to general risks inherent in the conduct of business in foreign countries, including economic uncertainties and each foreign government's regulations. Risk management practices minimize the risk inherent in international lending arrangements. These practices include structuring bilateral agreements or participating in bank facilities, which secure repayment from sources external to the borrower's country. Accordingly, such international outstandings are excluded from the cross-border risk of that country.
Mexico, with cross-border outstandings of $594 million, or 0.97 percent of total assets at December 31, 2011, was the only country with outstandings between 0.75 and 1.00 percent of total assets at year-end 2011. There were no countries with cross-border outstandings exceeding 1.00 percent of total assets at year-end 2011. Mexico was the only country with cross-border outstandings exceeding 1.00 percent of total assets at year-end 2010 and 2009, with commercial and industrial cross-border outstandings of $645 million and $681 million, respectively. There were no countries with cross-border outstandings between 0.75 and 1.00 percent of total assets at year-end 2010 and 2009.

The Corporation does not hold any sovereign exposure to Europe. The Corporation's international strategy as it pertains to Europe is to focus on European corporations doing business in North America, with an emphasis on the major geographic markets. The following table summarizes cross-border exposure to European countries at December 31, 2011.

(in millions)	Outstanding (a)
December 31, 2011	Commercial and Industrial	Banks and Other Financial Institutions	Total Outstanding	Unfunded Commitments and Guarantees	Total Exposure
United Kingdom	$72	$4	$76	$135	$211
Switzerland	—	39	39	64	103
Netherlands	46	—	46	46	92
Germany	4	5	9	39	48
Ireland	20	—	20	14	34
Sweden	10	—	10	8	18
Italy	5	1	6	—	6
Belgium	1	—	1	5	6
Spain	—	—	—	3	3
Finland	—	2	2	—	2
France	—	—	—	1	1
Total Europe	$158	$51	$209	$315	$524

(a)	Includes funded loans, bankers acceptances and net counterparty derivative exposure.
MARKET AND LIQUIDITY RISK
Market risk represents the risk of loss due to adverse movements in market rates or prices, including interest rates, foreign exchange rates, and commodity and equity prices. Liquidity risk represents the failure to meet financial obligations coming due resulting from an inability to liquidate assets or obtain adequate funding, and the inability to easily unwind or offset specific exposures without significant changes in pricing, due to inadequate market depth or market disruptions.
The Asset and Liability Policy Committee (ALCO) establishes and monitors compliance with the policies and risk limits pertaining to market and liquidity risk management activities. ALCO meets regularly to discuss and review market and liquidity risk management strategies and consists of executive and senior management from various areas of the Corporation, including finance, economics, lending, deposit gathering and risk management.
The Corporation's Treasury Department supports ALCO in measuring, monitoring and managing interest rate, liquidity and coordination of all other market risks. The area's key activities encompass: (i) providing information and analysis of the Corporation's balance sheet structure and measurement of interest rate, liquidity and all other market risks; (ii) monitoring and reporting of the Corporation's positions relative to established policy limits and guidelines; (iii) development and presentation of analysis and strategies to adjust risk positions; (iv) review and presentation of policies and authorizations for approval; (v) monitoring of industry trends and analytical tools to be used in the management of interest rate, liquidity and all other market risks; (vi) developing and monitoring the interest rate risk economic capital estimate; and (vii) monitoring of capital adequacy in accordance with the Capital Management Policy.
Interest Rate Risk
Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation's core business activities of extending loans and accepting deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 80 percent of the Corporation's loans were floating at December 31, 2011, of which approximately 70 percent were based on LIBOR and 30 percent were based on Prime. This creates a natural imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. The result is that growth and/or contraction in the Corporation's core businesses may lead to sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
Interest Rate Sensitivity
Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities. Since no single measurement system satisfies all management objectives, a combination of techniques is used to manage interest rate risk. These techniques examine earnings at risk and the economic value of equity utilizing multiple simulation analyses.
The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, looking at a 12-month time horizon, using simulation modeling analysis as its principal risk management evaluation technique. The results of this analysis provides the information needed to assess the balance sheet structure. Changes in economic activity, whether domestic or international, different from the changes management included in its simulation analysis could translate into a materially different interest rate environment than currently expected. Management evaluates a base case net interest income under an unchanged interest rate environment and what is believed to be the most likely balance sheet structure. This base case net interest income is then evaluated against non-parallel interest rate scenarios that increase and decrease 200 basis points in a linear fashion from the base case over 12 months, resulting in an average change in interest rates of 100 basis points over the period. Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of a 25 basis point drop, to zero percent. In addition, consistent with each interest rate scenario, adjustments to asset prepayment levels, yield curves, and overall balance sheet mix and growth assumptions are made. These assumptions are inherently uncertain and, as a result, the model may not precisely predict the impact of higher or lower interest rates on net interest income. Additionally, the estimated impact on net interest income over the 12-month time horizon is generally not linear relative to other time horizons. Actual results may differ from simulated results due to timing, magnitude and frequency of changes in interest rates, market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Existing derivative instruments entered into for risk management purposes are included in the analysis, but no additional hedging is forecasted.
The table below, as of December 31, 2011 and 2010, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.
Sensitivity of Net Interest Income to Changes in Interest Rates

(in millions)
December 31	2011		2010
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$156	9%	$104	7%
-25 basis points (to zero percent)	(20)	(1)	(15)	(1)
Corporate policy limits adverse change to no more than four percent of management's most likely net interest income forecast, and the Corporation was within this policy guideline at December 31, 2011. The sensitivity from December 31, 2010 to December 31, 2011 increased primarily due to growth in core deposits, though risk to declining interest rates is limited by the current low level of rates. Interest rate risk is actively managed principally through the use of either on-balance sheet financial instruments or interest rate swaps to achieve the desired risk profile.
In addition to the simulation analysis, an economic value of equity analysis is performed for a longer term view of the interest rate risk position. The economic value of equity analysis begins with an estimate of the economic value of the financial assets, liabilities and off-balance sheet instruments on the Corporation's balance sheet, derived through discounting cash flows based on actual rates at the end of the period. Next, the estimated impact of rate movements is applied to the economic value of assets, liabilities and off-balance sheet instruments. The economic value of equity is then calculated as the difference between the estimated market value of assets and liabilities net of the impact of off-balance sheet instruments. As with net interest income simulation analysis, a variety of alternative scenarios are performed to measure the impact on economic value of equity, including changes in the level, slope and shape of the yield curve.
The table below, as of December 31, 2011 and 2010, displays the estimated impact on the economic value of equity from a 200 basis point immediate parallel increase or decrease in interest rates. Similar to the simulation analysis above, due to the current low level of interest rates, the economic value of equity analyses below reflect an interest rate scenario of an immediate 25 basis point drop, to zero percent, while the rising interest rate scenario reflects an immediate 200 basis point rise.
Sensitivity of Economic Value of Equity to Changes in Interest Rates

(in millions)
December 31	2011		2010
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$719	7%	$435	5%
-25 basis points (to zero percent)	(147)	(1)	(100)	(1)

Corporate policy limits adverse change in the estimated market value change in the economic value of equity to 15 percent of the base economic value of equity. The Corporation was within this policy parameter at December 31, 2011. The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2010 and December 31, 2011 was primarily driven by changes in market interest rates, increases in noninterest-bearing and lower cost core deposits due, in part, to the acquisition of Sterling, and forecasted prepayments on the Corporation's mortgage-backed securities portfolio.
LOAN MATURITIES AND INTEREST RATE SENSITIVITY

(in millions)	Loans Maturing
December 31, 2011	Within One Year (a)	After One But Within Five Years	After Five Years	Total
Commercial loans	$19,611	$4,833	$552	$24,996
Real estate construction loans	970	458	105	1,533
Commercial mortgage loans (b)	4,194	4,691	1,298	10,183
International loans	1,072	93	5	1,170
Total (b)	$25,847	$10,075	$1,960	$37,882
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$3,526	$979
Floating interest rates		6,549	981
Total		$10,075	$1,960

(a)	Includes demand loans, loans having no stated repayment schedule or maturity and overdrafts.

(b)	Excludes PCI loans with a carrying value of $81 million.
The Corporation uses investment securities and derivative instruments, predominantly interest rate swaps, as asset and liability management tools with the overall objective of managing the volatility of net interest income from changes in interest rates. Swaps modify the interest rate characteristics of certain assets and liabilities (e.g., from a floating rate to a fixed rate, from a fixed rate to a floating rate or from one floating-rate index to another). These tools assist management in achieving the desired interest rate risk management objectives.
Risk Management Derivative Instruments

(in millions) Risk Management Notional Activity	Interest Rate Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2010	$3,300	$253	$3,553
Additions	—	2,200	2,200
Maturities/amortizations	(900)	(2,233)	(3,133)
Balance at December 31, 2010	$2,400	$220	$2,620
Additions	—	2,891	2,891
Maturities/amortizations	(800)	(2,882)	(3,682)
Terminations	(150)	—	(150)
Balance at December 31, 2011	$1,450	$229	$1,679
The notional amount of risk management interest rate swaps totaled $1.5 billion at December 31, 2011, all under fair value hedging strategies, compared to $2.4 billion at December 31, 2010, including $1.6 billion under fair value hedging strategies and $800 million under cash flow hedging strategies. The fair value of risk management interest rate swaps was a net unrealized gain of $317 million at December 31, 2011, compared to a net unrealized gain of $266 million at December 31, 2010.
For the year ended December 31, 2011, risk management interest rate swaps generated $73 million of net interest income, compared to $105 million of net interest income for the year ended December 31, 2010. The decrease in swap income for 2011, compared to 2010, was primarily due to maturities of interest rate swaps.
In addition to interest rate swaps, the Corporation employs various other types of derivative instruments as offsetting positions to mitigate exposures to interest rate and foreign currency risks associated with specific assets and liabilities (e.g., customer loans or deposits denominated in foreign currencies). Such instruments may include interest rate caps and floors, total return swaps, foreign exchange forward contracts and foreign exchange swap agreements. The aggregate notional amounts of these risk management derivative instruments at December 31, 2011 and 2010 were $229 million and $220 million, respectively.

Further information regarding risk management derivative instruments is provided in Note 9 to the consolidated financial statements.
Customer-Initiated and Other Derivative Instruments

(in millions) Customer-Initiated and Other Notional Activity	Interest Rate Contracts	Energy Derivative Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2010	$12,096	$2,337	$2,023	$16,456
Additions	2,039	1,823	85,221	89,083
Maturities/amortizations	(3,380)	(1,537)	(84,741)	(89,658)
Terminations	(235)	—	(6)	(241)
Balance at December 31, 2010	$10,520	$2,623	$2,497	$15,640
Additions	3,286	2,093	91,714	97,093
Maturities/amortizations	(2,555)	(1,923)	(91,369)	(95,847)
Terminations	(710)	(132)	—	(842)
Balance at December 31, 2011	$10,541	$2,661	$2,842	$16,044
The Corporation writes and purchases interest rate caps and floors and enters into foreign exchange contracts, interest rate swaps and energy derivative contracts to accommodate the needs of customers requesting such services. Customer-initiated and other notional activity represented 91 percent of total interest rate, energy and foreign exchange contracts at December 31, 2011, compared to 86 percent at December 31, 2010.
Further information regarding customer-initiated and other derivative instruments is provided in Note 9 to the consolidated financial statements.
Liquidity Risk and Off-Balance Sheet Arrangements
Liquidity is the ability to meet financial obligations through the maturity or sale of existing assets or the acquisition of additional funds. Various financial obligations, including contractual obligations and commercial commitments, may require future cash payments by the Corporation. The following contractual obligations table summarizes the Corporation's noncancelable contractual obligations and future required minimum payments. Refer to Notes 7, 10, 11, 12, 13, and 19 to the consolidated financial statements for further information regarding these contractual obligations.
Contractual Obligations

(in millions)	Minimum Payments Due by Period
December 31, 2011	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Deposits without a stated maturity (a)	$41,600	$41,600	$—	$—	$—
Certificates of deposit and other deposits with a stated maturity (a)	6,155	5,152	808	105	90
Short-term borrowings (a)	70	70	—	—	—
Medium- and long-term debt (a)	4,602	167	2,312	1,256	867
Operating leases	598	72	137	109	280
Commitments to fund low income housing partnerships	99	58	37	2	2
Other long-term obligations (b)	331	102	76	31	122
Total contractual obligations	$53,455	$47,221	$3,370	$1,503	$1,361
Medium- and long-term debt (a) (parent company only)	$630	$4	$—	$600	$26

(a)	Deposits and borrowings exclude accrued interest.

(b)	Includes unrecognized tax benefits.
In addition to contractual obligations, other commercial commitments of the Corporation impact liquidity. These include commitments to fund indirect private equity and venture capital investments, unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The following commercial commitments table summarizes the Corporation's commercial commitments and expected expiration dates by period.

Commercial Commitments

(in millions)	Expected Expiration Dates by Period
December 31, 2011	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Commitments to fund indirect private equity and venture capital investments	$9	$1	$1	$—	$7
Unused commitments to extend credit	26,431	10,170	6,541	8,379	1,341
Standby letters of credit and financial guarantees	5,331	3,537	1,170	581	43
Commercial letters of credit	132	127	4	1	—
Total commercial commitments	$31,903	$13,835	$7,716	$8,961	$1,391
Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Corporation. Refer to the “Other Market Risks” section below and Note 9 to the consolidated financial statements for a further discussion of these commercial commitments.
Wholesale Funding
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $11.2 billion at December 31, 2011, compared to $7.8 billion at December 31, 2010, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities available-for-sale. At December 31, 2011, the Corporation held excess liquidity, represented by $2.5 billion deposited with the FRB, compared to $1.3 billion and $4.8 billion at December 31, 2010 and 2009, respectively. Sluggish loan demand and deposit growth continued to generate excess liquidity in 2011. The Corporation utilized excess liquidity in 2011 to fund $1.4 billion of 2011 debt maturities, purchase $1.0 billion of mortgage-backed investment securities available-for-sale, repurchase 4.1 million shares of common stock under the publicly announced share repurchase program for a total of $110 million and redeem $53 million of trust preferred securities assumed from Sterling.
The Corporation may access the purchased funds market when necessary, which includes certificates of deposit issued to institutional investors in denominations in excess of $100,000 and to retail customers in denominations of less than $100,000 through brokers (“other time deposits” on the consolidated balance sheets), foreign office time deposits and short-term borrowings. Purchased funds totaled $418 million at December 31, 2011, compared to $562 million and $2.1 billion at December 31, 2010 and 2009, respectively. Capacity for incremental purchased funds at December 31, 2011 included the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers.
The Corporation is a member of the FHLB of Dallas, Texas, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of December 31, 2011, the Corporation had $2.0 billion of outstanding borrowings from the FHLB with remaining maturities ranging from May 2013 to May 2014. Additionally, the Bank had the ability to issue up to $14.8 billion of debt at December 31, 2011 under an existing $15 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
For further information regarding the redemption of trust preferred securities, refer to the “Capital” section of this financial review and Note 13 to the consolidated financial statements.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of December 31, 2011, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

December 31, 2011	Comerica Incorporated	Comerica Bank
Standard and Poor’s	A-	A
Moody’s Investors Service	A2	A1
Fitch Ratings	A	A
Dominion Bond Rating Service	A	A (High)
The parent company held $411 million of short-term investments with its principal banking subsidiary at December 31, 2011. A primary source of liquidity for the parent company is dividends from its subsidiaries. As discussed in Note 21 to the consolidated financial statements, banking subsidiaries are subject to regulation and may be limited in their ability to pay dividends or transfer funds to the parent company. During 2012, the banking subsidiaries can pay dividends up to approximately $496 million plus 2012 net profits, with prior regulatory approval. One measure of current parent company liquidity is investment in subsidiaries as a percentage of shareholders' equity. A ratio over 100 percent represents the reliance on subsidiary dividends to repay liabilities. As of December 31, 2011, the ratio was 102 percent. Refer to the “Contractual Obligations” table in this financial review for information on parent company future minimum payments on medium- and long-term debt.
The Corporation regularly evaluates its ability to meet funding needs in unanticipated, stressed environments. In conjunction with the quarterly 200 basis point interest rate simulation analyses, discussed in the “Interest Rate Sensitivity” section of this financial review, liquidity ratios and potential funding availability are examined. Each quarter, the Corporation also evaluates its ability to meet liquidity needs under a series of broad events, distinguished in terms of duration and severity. The evaluation as of December 31, 2011 projected that sufficient sources of liquidity were available under each series of events.
Variable Interest Entities
The Corporation holds a significant interest in certain unconsolidated variable interest entities (VIEs). These unconsolidated VIEs are principally low income housing limited partnerships. The Corporation defines a significant interest in a VIE as a subordinated interest that exposes the Corporation to a significant portion of the VIEs expected losses or residual returns. In general, a VIE is an entity that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. If any of these characteristics is present, the entity is subject to a variable interests consolidation model, and consolidation is based on variable interests, not on ownership of the entity's outstanding voting stock. Variable interests are defined as contractual, ownership, or other monetary interests in an entity that change with fluctuations in the entity's net asset value. A company must consolidate an entity depending on whether the entity is a voting rights entity or a VIE. Refer to the “Principles of Consolidation” section in Note 1 to the consolidated financial statements for a summary of the Corporation's consolidation policy. Also, refer to Note 10 to the consolidated financial statements for a discussion of the Corporation's involvement in VIEs, including those in which the Corporation holds a significant interest but for which it is not the primary beneficiary.
Other Market Risks
Market risk related to the Corporation's trading instruments is not significant, as trading activities are limited. Certain components of the Corporation's noninterest income, primarily fiduciary income, are at risk to fluctuations in the market values of underlying assets, particularly equity and debt securities. Other components of noninterest income, primarily brokerage fees, are at risk to changes in the volume of market activity.
Share-based compensation expense recognized by the Corporation is dependent upon the fair value of stock options and restricted stock at the date of grant. The fair value of both stock options and restricted stock is impacted by the market price of the Corporation's stock on the date of grant and is at risk to changes in equity markets, general economic conditions and other factors. For further information regarding the valuation of stock options and restricted stock, refer to the “Critical Accounting Policies” section of this financial review.
Nonmarketable Equity Securities
At December 31, 2011, the Corporation had a $15 million portfolio of investments in indirect private equity and venture capital funds, with commitments of $9 million to fund additional investments in future periods, compared to a portfolio of $42 million at December 31, 2010. During 2011, the Corporation sold 49 funds and recognized a net gain of $2 million upon sale. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable and are included in “accrued income and other assets” on the consolidated balance sheets. The investments are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. Income from indirect private equity and venture capital funds in 2011 was $18 million, which was partially offset by $12 million of write-downs and expenses recognized on such investments in 2011. The following table provides information on the Corporation's indirect private equity and venture capital funds investment portfolio.

(dollar amounts in millions)	December 31, 2011
Number of investments	105
Balance of investments	$15
Largest single investment	3
Commitments to fund additional investments	9

OPERATIONAL RISK
Operational risk represents the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. The definition includes legal risk, which is the risk of loss resulting from failure to comply with laws and regulations as well as prudent ethical standards and contractual obligations. It also includes the exposure to litigation from all aspects of an institution's activities. The definition does not include strategic or reputational risks. Although operational losses are experienced by all companies and are routinely incurred in business operations, the Corporation recognizes the need to identify and control operational losses and seeks to limit losses to a level deemed appropriate by management after considering the nature of the Corporation's business and the environment in which it operates. Operational risk is mitigated through a system of internal controls that are designed to keep operating risks at appropriate levels. The Operational Risk Management Committee monitors risk management techniques and systems. The Corporation has developed a framework that includes a centralized operational risk management function and business/support unit risk coordinators responsible for managing operational risk specific to the respective business lines.
In addition, internal audit and financial staff monitor and assess the overall effectiveness of the system of internal controls on an ongoing basis. Internal Audit reports the results of reviews on the controls and systems to management and the Audit Committee of the Board. The internal audit staff independently supports the Audit Committee oversight process. The Audit Committee serves as an independent extension of the Board.
COMPLIANCE RISK
Compliance risk represents the risk of regulatory sanctions, reputational impact or financial loss resulting from the Corporation's failure to comply with regulations and standards of good banking practice. Activities which may expose the Corporation to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, community reinvestment initiatives, fair lending challenges resulting from the Corporation's expansion of its banking center network and employment and tax matters.
The Enterprise-Wide Compliance Committee, comprised of senior business unit managers, as well as managers responsible for compliance, audit and overall risk, oversees compliance risk. This enterprise-wide approach provides a consistent view of compliance across the organization. The Enterprise-Wide Compliance Committee also ensures that appropriate actions are implemented in business units to mitigate risk to an acceptable level.
BUSINESS RISK
Business risk represents the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, failure to assess current and new opportunities in business, markets and products, and any other event not identified in the defined risk categories of credit, market, operational or compliance risks. Mitigation of the various risk elements that represent business risk is achieved through initiatives to help the Corporation better understand and report on the various risks.

CRITICAL ACCOUNTING POLICIES
The Corporation's consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation's future financial condition and results of operations. The most critical of these significant accounting policies are the policies related to allowance for credit losses, valuation methodologies, goodwill, pension plan accounting and income taxes. These policies are reviewed with the Audit Committee of the Board and are discussed more fully below.
ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses, which includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments, is calculated with the objective of maintaining a reserve sufficient to absorb estimated probable losses. Management's determination of the appropriateness of the allowance is based on periodic evaluations of the loan portfolio, lending-related commitments, and other relevant factors. This evaluation is inherently subjective as it may require estimates of the loss content for internal risk ratings, collateral values, the amounts and timing of expected future cash flows, and for lending-related commitments, estimates of the probability of draw on unused commitments.
The Corporation disaggregates the loan portfolio into segments for purposes of determining the allowance for credit losses. These segments are based on the level at which the Corporation develops, documents and applies a systematic methodology to determine the allowance for credit losses. The Corporation's portfolio segments are business loans and retail loans. Business loans are defined as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. Retail loans consist of traditional residential mortgage, home equity and other consumer loans.
For further discussion of the methodology used in the determination of the allowance for credit losses, refer to the “Allowance for Credit Losses” section in this financial review and Note 1 to the consolidated financial statements. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods. A substantial majority of the allowance is assigned to business segments. Any earnings impact resulting from actual outcomes differing from management estimates would primarily affect the Business Bank segment.
Allowance for Loan Losses
The allowance for loan losses includes specific allowances, based on individual evaluations of certain loans, and allowances for homogenous pools of loans with similar risk characteristics.
Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Consistent with this definition, all loans for which the accrual of interest has been discontinued (nonaccrual loans) are considered impaired. The Corporation individually evaluates nonaccrual loans with book balances of $2 million or more and accruing loans whose terms have been modified in a TDR quarterly and establishes specific allowances for such loans, if required, estimated using one of several methods, including the estimated fair value of underlying collateral, observable market value of similar debt or discounted expected future cash flows. The threshold for individual evaluation is revised on an infrequent basis, generally when economic circumstances change significantly. While the determination of specific allowances involves estimates, each estimate is unique to the individual loan, and none is individually significant.
Collateral values supporting individually evaluated impaired loans are evaluated quarterly. Updated appraisals are obtained at least annually unless conditions dictate the need for increased frequency. Collateral value is generally based on independent third-party appraisals, less estimated costs to sell. Management generally adjusts the appraised value to consider the current market conditions, such as estimated length of time to sell. Appraisals on impaired construction loans are generally based on “as-is” collateral values. In certain circumstances, the Corporation may believe that the highest and best use of the collateral, and therefore the most advantageous exit strategy, requires completion of the construction project. In these situations, the Corporation uses an “as-developed” appraisal to evaluate alternatives. However, the “as-developed” collateral value is appropriately adjusted to reflect the cost to complete the construction project and to prepare the property for sale. Between appraisals, the Corporation may reduce the collateral value based upon the age of the appraisal and adverse developments in market conditions.
Loans which do not meet the criteria to be evaluated individually are evaluated in homogeneous pools of loans with similar risk characteristics. The allowance for business loans not individually evaluated is determined by applying standard reserve factors to the pool of business loans within each internal risk rating. Internal risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by the Corporation's senior management, generally at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. Standard reserve factors for the loans within each risk rating are updated quarterly and are based on estimated probabilities of default and loss given default, incorporating factors such as borrower rating migration experience and trends, recent charge-off experience, current economic conditions and trends, changes in collateral values of properties securing loans, and trends with respect to past due and nonaccrual amounts. The standard reserve factors are supported by underlying analysis, including information on migration and loss given default studies from each of the three largest domestic geographic markets (Midwest, Western and Texas). Incremental reserves may be established to cover losses in industries and/or portfolios experiencing elevated loss levels. On a limited basis, where the Corporation lacks sufficient default experience to develop its own probability of default metrics, the Corporation utilizes bond tables published by Standard & Poor's (S&P). On an annual basis, the Corporation maps a sample of the publicly rated credits in its portfolio that are assigned the best internal risk ratings to the S&P bond tables to establish probability of default for these risk ratings. The Corporation has sufficient default experience and is able to generate its own probability of default metrics on the remainder of the business loan portfolio. The Corporation uses its own loss given default experience to determine the overall expected loss measure.
The allowance for retail loans not individually evaluated is determined by applying estimated loss rates to various pools of loans within the portfolios with similar risk characteristics. Estimated loss rates for all pools are updated quarterly, incorporating factors such as recent charge-off experience, current economic conditions and trends, changes in collateral values of properties securing loans (using index-based estimates), and trends with respect to past due and nonaccrual amounts.
The Corporation periodically reviews its methodology to ensure factors considered in the determination of probable losses inherent in the loan portfolio are appropriate. Factors considered in the evaluation of the appropriateness of the Corporation's allowance for loan losses include the inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system. An additional allowance is established to capture the probable losses which could result from such risk rating errors. This additional allowance is based on the results of risk rating accuracy assessments performed on samples of business loans conducted by the Corporation's asset quality review function, a function independent of the lending and credit groups responsible for assigning the initial internal risk rating at the time of approval. An error rate is calculated by major geographic market and updated semiannually, representing the book value of loans found with risk rating downgrades or with risk rating data entry errors identified during these accuracy assessments as a percentage of the total book value of the sample. The applicable error rate is extrapolated to the pool of collectively evaluated business loans within each internal risk rating, to which the difference between the standard reserve factors for the applicable risk ratings is applied, resulting in the additional allowance. The application of standard reserve factors, identified industry-specific risks and the adjustment for inherent imprecision in the risk rating system may not capture all probable losses inherent in the loan portfolio, therefore actual losses experienced in the future may vary from those estimated.
Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less any remaining purchase discount.
Since loss ratios are applied to large pools of loans, even minor changes in estimated loss content could significantly affect the Corporation's determination of the appropriateness of the allowance for loan losses. To illustrate, if recent loss experience dictated that the estimated loss ratios would be changed by five percent (of the estimate) across all risk ratings, the allowance for loan losses as of December 31, 2011 would change by approximately $20 million.
Allowance for Credit Losses on Lending-Related Commitments
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating. A probability of draw estimate is applied to the commitment amount, and the result is multiplied by standard reserve factors consistent with business loans. In general, the probability of draw for letters of credit is considered certain for all letters of credit supporting loans and for letters of credit assigned an internal risk rating generally consistent with regulatory defined substandard or doubtful. Other letters of credit and all unfunded commitments have a lower probability of draw.
VALUATION METHODOLOGIES
Fair Value Measurement of Level 3 Financial Instruments
Fair value measurement applies whenever accounting guidance requires or permits assets or liabilities to be measured at fair value. Fair value is an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date and is based on the assumptions market participants would use when pricing an asset or liability.
Fair value measurement and disclosure guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on the markets in which the assets and liabilities are traded and whether the inputs used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management's estimates about market data. Level 1 valuations are based on quoted prices for identical instruments traded in active markets. Level 2 valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations are generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. Fair value measurements for assets and liabilities where limited or no observable market data exists are based primarily upon estimates which cannot be determined with precision and in many cases may not reflect amounts exchanged in a current sale of the financial instrument.
Fair value measurement and disclosure guidance differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Level 3 financial instruments recorded at fair value on a recurring basis included primarily auction-rate securities at December 31, 2011. Additionally, from time to time, the Corporation may be required to record at fair value other financial assets or liabilities on a nonrecurring basis. Note 3 to the consolidated financial statements includes information about the extent to which fair value is used to measure assets and liabilities and the valuation methodologies and key inputs used.
For assets and liabilities recorded at fair value, the Corporation's policy is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements for those items where there is an active market. In certain cases, when market observable inputs for model-based valuation techniques may not be readily available, the Corporation is required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. The models used to determine fair value adjustments are periodically evaluated by management for relevance under current facts and circumstances.
Changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, the Corporation would use valuation techniques requiring more management judgment to estimate the appropriate fair value.
At December 31, 2011, Level 3 financial assets recorded at fair value on a recurring basis totaled $436 million, or less than one percent of total assets, and consisted primarily of auction-rate securities. At December 31, 2011, Level 3 financial liabilities recorded at fair value on a recurring basis totaled $6 million, or less than one percent of total liabilities, and consisted primarily of derivative instruments..
At December 31, 2011, Level 3 financial assets recorded at fair value on a nonrecurring basis totaled $640 million, or approximately one percent of total assets, and consisted primarily of impaired loans and foreclosed property. At December 31, 2011, there were no financial liabilities recorded at fair value on a nonrecurring basis.
See Note 3 to the consolidated financial statements for a complete discussion on the Corporation's use of fair value and the related measurement techniques.
Auction-Rate Securities
The Corporation holds a portfolio of auction-rate securities at a fair value of $432 million at December 31, 2011, recorded as investment securities available-for-sale , with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income (loss), and reviewed quarterly for possible other-than-temporary impairment. Due to the lack of a robust secondary auction-rate securities market with active fair value indications, fair value at December 31, 2011 was determined using an income approach based on a discounted cash flow model utilizing two significant assumptions in the model: discount rate (including a liquidity risk premium) and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium. The liquidity risk premium was based on observed industry auction-rate securities valuations by third parties and incorporated the rate at which the various types of ARS had been redeemed or sold since acquisition in 2008. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation's redemption experience.
The fair value of auction-rate securities recorded on the Corporation's consolidated balance sheets represents management's best estimate of the fair value of these instruments within the framework of existing accounting standards. Changes in the above material assumptions could result in significantly different valuations. For example, an increase or decrease in the liquidity premium of 100 basis points changes the fair value by $11 million at December 31, 2011.

The inherent uncertainty in the process of valuing auction-rate securities for which a ready market is unavailable may cause estimated values of these auction-rate securities assets to differ from the values that would have been derived had a ready market for the auction-rate securities existed, and those differences could be significant. The use of an alternative valuation methodology or alternative approaches used to calculate material assumptions could result in significantly different estimated values for these assets. In addition, the value of auction-rate securities is at risk to changes in equity markets, general economic conditions and other factors.
Share-based Compensation
The fair value of share-based compensation as of the date of grant is recognized as compensation expense on a straight-line basis over the vesting period, taking into consideration the effect of retirement-eligible status on the vesting period. In 2011, the Corporation recognized total share-based compensation expense of $37 million. The option valuation model requires several inputs, including the risk-free interest rate, the expected dividend yield, expected volatility factors of the market price of the Corporation's common stock and the expected option life. For further discussion on the valuation model inputs, see Note 17 to the consolidated financial statements. Changes in input assumptions can materially affect the fair value estimates. The option valuation model is sensitive to the market price of the Corporation's stock at the grant date, which affects the fair value estimates and, therefore, the amount of expense recorded on future grants. Using the number of stock options granted in 2011 and the Corporation's stock price at December 31, 2011, a $5.00 per share increase in stock price would result in an increase in pretax expense of approximately $3 million, from the assumed base, over the options' vesting periods for future grants. The fair value of restricted stock is based on the market price of the Corporation's stock at the grant date. Using the number of restricted stock awards issued in 2011, a $5.00 per share increase in stock price would result in an increase in pretax expense of approximately $3 million, from the assumed base, over the awards' vesting periods for future grants. Refer to Notes 1 and 17 to the consolidated financial statements for further discussion of share-based compensation expense.
GOODWILL
Goodwill is the value attributed to unidentifiable intangible elements in acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. As discussed in Note 2 to the consolidated financial statements, the Corporation completed the acquisition of Sterling in the third quarter 2011. Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at fair value on the acquisition date, which involves estimates that are inherently subjective. Initial goodwill of $485 million was recorded from the Sterling acquisition after adjusting for the fair value of net identifiable assets acquired and was allocated to the three reporting units based on each reporting units' estimated economic benefit from the transaction. At December 31, 2011, goodwill totaled $635 million, including $380 million allocated to the Business Bank, $194 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests indicate goodwill might be impaired. The goodwill impairment test is a two-step test. The first step of the goodwill impairment test compares the estimated fair value of identified reporting units with their carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, the second step must be performed to determine the implied fair value of the reporting unit's goodwill and the amount of goodwill impairment, if any.
Estimating the fair value of reporting units is a subjective process involving the use of estimates and judgments. Material assumptions used in the valuation models included the comparable public company price multiples used in the terminal value, future cash flows and the market risk premium component of the discount rate. The estimated fair values of the reporting units are determined using a blend of two commonly used valuation techniques: the market approach and the income approach. The Corporation gives consideration to both valuation techniques, as either technique can be an indicator of value. For the market approach, valuations of reporting units are based on an analysis of relevant price multiples in market trades in companies with characteristics similar to the reporting unit. For the income approach, estimated future cash flows (derived from internal forecasts and economic expectations for each reporting unit) and terminal value (value at the end of the cash flow period, based on price multiples) were discounted. The discount rate is based on the imputed cost of equity capital appropriate for each reporting unit.
The annual test of goodwill impairment was performed as of the beginning of the third quarter 2011 and excluded the effects of the Sterling acquisition. At the conclusion of the first step of the annual goodwill impairment test, the estimated fair values of all reporting units substantially exceeded their carrying amounts, including goodwill. However, as a result of deterioration in overall market and economic conditions, clarification regarding legislative and regulatory changes, and the August 2011 announcement by the Federal Reserve that the Federal Funds target rate was expected to remain at the current low level through the middle of 2013, the Corporation determined that an additional interim goodwill impairment test should be performed in the third quarter 2011. The additional interim goodwill impairment test included the effects of the Sterling acquisition. The first step of the interim goodwill impairment test performed in the third quarter 2011 indicated that the estimated fair values of the Business

Bank and Wealth Management reporting units substantially exceeded their carrying values, including goodwill. The estimated fair value of the Retail Bank reporting unit exceeded its carrying value, including goodwill, by approximately three percent. In the fourth quarter 2011, the Corporation evaluated conditions and events since the third quarter 2011 interim test, including actual financial performance relative to projections used for the interim test, and determined that an additional interim impairment test was not required. In January 2012, the Federal Reserve announced their expectation for the Federal Funds target rate to remain at currently low levels through 2014. Given the potential for a continued low interest rate environment, the Corporation is reviewing the impact on its interim goodwill impairment test in the first quarter of 2012.
The results of the goodwill impairment test for each reporting unit were subjected to stress testing as appropriate. Economic conditions impact the assumptions related to interest and growth rates, loss rates and imputed cost of equity capital. The fair value estimates for each reporting unit incorporated current economic and market conditions, including the recent Federal Reserve announcement and the impact of legislative and regulatory changes, as described above. However, further weakening in the economic environment, such as adverse changes in interest rates, a decline in the performance of the reporting units or other factors could cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in a goodwill impairment charge. Additionally, new legislative or regulatory changes not anticipated in management's expectations may cause the fair value of one or more of the reporting units to fall below the carrying value, resulting in a goodwill impairment charge. Any impairment charge would not affect the Corporation's regulatory capital ratios, tangible common equity ratio or liquidity position.
PENSION PLAN ACCOUNTING
The Corporation has defined benefit pension plans in effect for substantially all full-time employees hired before January 1, 2007. Benefits under the plans are based on years of service, age and compensation. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and defined benefit pension expense. The three major assumptions are the discount rate used in determining the current benefit obligation, the long-term rate of return expected on plan assets and the rate of compensation increase. The assumed discount rate is determined by matching the expected cash flows of the pension plans to a portfolio of high quality corporate bonds as of the measurement date, December 31. The long-term rate of return expected on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The current target asset allocation model for the plans is detailed in Note 18 to the consolidated financial statements. The expected returns on these various asset categories are blended to derive one long-term return assumption. The assets are invested in certain collective investment and mutual funds, common stocks, U.S. Treasury and other U.S. government agency securities, and corporate and municipal bonds and notes. The rate of compensation increase is based on reviewing recent annual pension-eligible compensation increases as well as the expectation of future increases. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if the assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.
The assumptions used to calculate 2012 expense for the defined benefit pension plans were a discount rate of 4.99 percent, a long-term rate of return on plan assets of 7.50 percent and a rate of compensation increase of 4.0 percent. Defined benefit pension expense in 2012 is expected to be approximately $71 million, an increase of $24 million from the $47 million recorded in 2011, primarily driven by declines in the discount rate and the expected long-term rate of return on plan assets.
Changing the 2012 key actuarial assumptions discussed above by 25 basis points would have the following impact on defined benefit pension expense in 2012:

	25 Basis Point
(in millions)	Increase	Decrease
Key Actuarial Assumption:
Discount rate	$(7.5)	$7.5
Long-term rate of return	(3.9)	3.9
Rate of compensation increase	2.1	(2.1)
If the assumed long-term return on plan assets differs from the actual return on plan assets, the asset gains or losses are incorporated in the market-related value of plan assets, which is used to determine the expected return on assets. The market-related value of plan assets is determined by amortizing the current year's investment gains and losses (the actual investment return net of the expected investment return) over five years. The amortization adjustment may not exceed 10 percent of the fair value of assets.
The expected return on plan assets is calculated based on the market-related value of the assets at the assumed long-term rate of return plus the impact of any contributions made during the year.

The market-related value method is a commonly used method of spreading investment gains and losses over a five year period. The method reduces annual volatility, and the cumulative effect will ultimately be the same as using the actual fair market value of plan assets over the long term. The Employee Benefits Committee, which consists of executive and senior managers from various areas of the Corporation, provides broad asset allocation guidelines to the asset managers, who report results and investment strategy quarterly to the Employee Benefits Committee. Actual asset allocations are compared to target allocations by asset category and investment returns for each class of investment are compared to expected results based on broad market indices.
The net funded status of the qualified and non-qualified defined benefit pension plans were liabilities of $84 million and $210 million, respectively, at December 31, 2011. Due to the long-term nature of pension plan assumptions, actual results may differ significantly from the actuarial-based estimates. Differences between estimates and experience not recovered in the market or by future assumption changes are required to be recorded in shareholders' equity as part of accumulated other comprehensive income (loss) and amortized to defined benefit pension expense in future years. For further information, refer to Note 1 to the consolidated financial statements. Actuarial net losses recognized in accumulated other comprehensive income (loss) at December 31, 2011 were $149 million for the qualified defined benefit pension plan and $29 million for the non-qualified defined benefit pension plan. In 2011, the actual return on plan assets in the qualified defined benefit pension plan was $92 million, compared to an expected return on plan assets of $115 million. In 2010, the actual return on plan assets was $172 million, compared to an expected return on plan assets of $116 million. The Corporation may make contributions from time to time to the qualified defined benefit plan to mitigate the impact of the actuarial losses on future years. No contributions were made to the plan in 2011. There were no assets in the non-qualified defined benefit pension plan at December 31, 2011, and 2010.
Defined benefit pension expense is recorded in “employee benefits” expense on the consolidated statements of income and is allocated to business segments based on the segment's share of salaries expense. Accordingly, defined benefit pension expense was allocated approximately 38 percent, 30 percent, 26 percent and six percent to the Retail Bank, Business Bank, Wealth Management and Finance segments, respectively, in 2011.
INCOME TAXES
The calculation of the Corporation's income tax provision (benefit) and tax-related accruals is complex and requires the use of estimates and judgments. The provision for income taxes is based on amounts reported in the consolidated statements of income after deducting non-taxable items, principally income on bank-owned life insurance, and deducting tax credits related to investments in low income housing partnerships, and includes deferred income taxes on temporary differences between the income tax basis and financial accounting basis of assets and liabilities. Accrued taxes represent the net estimated amount due to or to be received from taxing jurisdictions, currently or in the future, and are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the consolidated balance sheets. The Corporation assesses the relative risks and merits of tax positions for various transactions after considering statutes, regulations, judicial precedent and other available information and maintains tax accruals consistent with these assessments. The Corporation is subject to audit by taxing authorities that could question and/or challenge the tax positions taken by the Corporation. At December 31, 2011, the Corporation had no investment structures with uncertain tax positions.
Included in net deferred taxes are deferred tax assets. Deferred tax assets are evaluated for realization based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized.
Changes in the estimate of accrued taxes occur due to changes in tax law, interpretations of existing tax laws, new judicial or regulatory guidance, and the status of examinations conducted by taxing authorities that impact the relative risks and merits of tax positions taken by the Corporation. These changes, when they occur, impact the estimate of accrued taxes and could be significant to the operating results of the Corporation. For further information on tax accruals and related risks, see Note 19 to the consolidated financial statements.

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)
December 31	2011	2010	2009	2008	2007
Tier 1 Common Capital Ratio:
Tier 1 capital (a)	$6,582	$6,027	$7,704	$7,805	$5,640
Less:
Fixed rate cumulative perpetual preferred stock	—	—	2,151	2,129	—
Trust preferred securities	25	—	495	495	495
Tier 1 common capital	$6,557	$6,027	$5,058	$5,181	$5,145
Risk-weighted assets (a)	$63,244	$59,506	$61,815	$73,207	$75,102
Tier 1 capital ratio	10.41%	10.13%	12.46%	10.66%	7.51%
Tier 1 common capital ratio	10.37	10.13	8.18	7.08	6.85
Tangible Common Equity Ratio:
Total shareholders’ equity	$6,868	$5,793	$7,029	$7,152	$5,117
Less:
Fixed rate cumulative perpetual preferred stock	—	—	2,151	2,129	—
Common shareholders' equity	6,868	5,793	4,878	5,023	5,117
Less:
Goodwill	635	150	150	150	150
Other intangible assets	32	6	8	12	12
Tangible common equity	$6,201	$5,637	$4,720	$4,861	$4,955
Total assets	$61,008	$53,667	$59,249	$67,548	$62,331
Less:
Goodwill	635	150	150	150	150
Other intangible assets	32	6	8	12	12
Tangible assets	$60,341	$53,511	$59,091	$67,386	$62,169
Common equity ratio	11.26%	10.80%	8.23%	7.44%	8.21%
Tangible common equity ratio	10.27	10.54	7.99	7.21	7.97
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$6,868	$5,793	$4,878	$5,023	$5,117
Tangible common equity	6,201	5,637	4,720	4,861	4,955
Shares of common stock outstanding (in millions)	197	177	151	150	150
Common shareholders' equity per share of common stock	$34.80	$32.82	$32.27	$33.38	$34.12
Tangible common equity per share of common stock	31.42	31.94	31.22	32.30	33.03

(a)	Tier 1 capital and risk-weighted assets as defined by regulation.
The Tier 1 common capital ratio removes preferred stock and qualifying trust preferred securities from Tier 1 capital as defined by and calculated in conformity with bank regulations. The tangible common equity ratio removes preferred stock and the effect of intangible assets from capital and the effect of intangible assets from total assets and tangible common equity per share of common stock removes the effect of intangible assets from common shareholders' equity per share of common stock. The Corporation believes these measurements are meaningful measures of capital adequacy used by investors, regulators, management and others to evaluate the adequacy of common equity and to compare against other companies in the industry.
FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “opportunity,” “initiative,” “outcome,” “continue,” “remain,” “maintain,” "on course," “trend,” “objective,” “looks forward” and variations of such words and similar expressions, or future or conditional verbs such as

“will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements.
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
In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation's SEC reports (accessible on the SEC's website at www.sec.gov or on the Corporation's website at www.comerica.com), actual results could differ materially from forward-looking statements and future results could differ materially from historical performance due to a variety of reasons, including but not limited to, the following factors:

•	general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected;

•	governmental monetary and fiscal policies may adversely affect the financial services industry, and therefore impact the Corporation's financial condition and results of operations;

•	volatility and disruptions in global capital and credit markets may adversely impact the Corporation's business, financial condition and results of operations;

•	any reduction in the Corporation's credit rating could adversely affect the Corporation and/or the holders of its securities;

•	the soundness of other financial institutions could adversely affect the Corporation;

•	changes in regulation or oversight may have a material adverse impact on the Corporation's operations;

•	unfavorable developments concerning credit quality could adversely impact the Corporation's financial results;

•	the Corporation's acquisition of Sterling or any future strategic acquisitions or divestitures may present certain risks to the Corporation's business and operations;

•	compliance with more stringent capital and liquidity requirements may adversely affect the Corporation;

•	declines in the businesses or industries of the Corporation's customers could cause increased credit losses, which could adversely affect the Corporation;

•
the introduction, implementation, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the opening of new banking centers, may be less successful or may be different than anticipated, which could adversely affect the Corporation's business;

•	proposed revenue enhancements and efficiency improvements may not be achieved;

•	the Corporation may not be able to utilize technology to efficiently and effectively develop, market and deliver new products and services to its customers;

•	operational difficulties, failure of technology infrastructure or information security incidents could adversely affect the Corporation's business and operations;

•	changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing, could adversely affect the Corporation's net interest income and balance sheet;

•	competitive product and pricing pressures among financial institutions within the Corporation's markets may change;

•	changes in customer behavior may adversely impact the Corporation's business, financial condition and results of operations;

•	management's ability to maintain and expand customer relationships may differ from expectations;

•	management's ability to retain key officers and employees may change;

•
legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Corporation and its subsidiaries, could adversely affect the Corporation or the financial services industry in general;

•	methods of reducing risk exposures might not be effective;

•	terrorist activities or other hostilities may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation;

•
catastrophic events, including, but not limited to, hurricanes, tornadoes, earthquakes, fires and floods, may adversely affect the general economy, financial and capital markets, specific industries, and the Corporation;

•	changes in accounting standards could materially impact the Corporation's financial statements; and

•
the Corporation's accounting policies and processes are critical to the reporting of financial condition and results of operations. They require management to make estimates about matters that are uncertain.

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)
December 31	2011	2010
ASSETS
Cash and due from banks	$982	$668

Interest-bearing deposits with banks	2,574	1,415
Other short-term investments	149	141

Investment securities available-for-sale	10,104	7,560

Commercial loans	24,996	22,145
Real estate construction loans	1,533	2,253
Commercial mortgage loans	10,264	9,767
Lease financing	905	1,009
International loans	1,170	1,132
Residential mortgage loans	1,526	1,619
Consumer loans	2,285	2,311
Total loans	42,679	40,236
Less allowance for loan losses	(726)	(901)
Net loans	41,953	39,335
Premises and equipment	675	630
Accrued income and other assets	4,571	3,918
Total assets	$61,008	$53,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$19,764	$15,538

Money market and NOW deposits	20,311	17,622
Savings deposits	1,524	1,397
Customer certificates of deposit	5,808	5,482
Foreign office time deposits	348	432
Total interest-bearing deposits	27,991	24,933
Total deposits	47,755	40,471
Short-term borrowings	70	130
Accrued expenses and other liabilities	1,371	1,135
Medium- and long-term debt	4,944	6,138
Total liabilities	54,140	47,874

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares at 12/31/11 and 203,878,110 shares at 12/31/10	1,141	1,019
Capital surplus	2,170	1,481
Accumulated other comprehensive loss	(356)	(389)
Retained earnings	5,546	5,247
Less cost of common stock in treasury - 30,831,076 shares at 12/31/11 and 27,342,518 shares at 12/31/10	(1,633)	(1,565)
Total shareholders’ equity	6,868	5,793
Total liabilities and shareholders’ equity	$61,008	$53,667
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

(in millions, except per share data)
Years Ended December 31	2011	2010	2009
INTEREST INCOME
Interest and fees on loans	$1,564	$1,617	$1,767
Interest on investment securities	233	226	329
Interest on short-term investments	12	10	9
Total interest income	1,809	1,853	2,105
INTEREST EXPENSE
Interest on deposits	90	115	372
Interest on short-term borrowings	—	1	2
Interest on medium- and long-term debt	66	91	164
Total interest expense	156	207	538
Net interest income	1,653	1,646	1,567
Provision for loan losses	153	480	1,082
Net interest income after provision for loan losses	1,500	1,166	485
NONINTEREST INCOME
Service charges on deposit accounts	208	208	228
Fiduciary income	151	154	161
Commercial lending fees	87	95	79
Letter of credit fees	73	76	69
Card fees	58	58	51
Foreign exchange income	40	39	41
Bank-owned life insurance	37	40	35
Brokerage fees	22	25	31
Net securities gains	14	3	243
Other noninterest income	102	91	112
Total noninterest income	792	789	1,050
NONINTEREST EXPENSES
Salaries	770	740	687
Employee benefits	205	179	210
Total salaries and employee benefits	975	919	897
Net occupancy expense	169	162	162
Equipment expense	66	63	62
Outside processing fee expense	101	96	97
Software expense	88	89	84
Merger and restructuring charges	75	—	—
FDIC insurance expense	43	62	90
Legal fees	43	35	37
Advertising expense	28	30	29
Other real estate expense	22	29	48
Litigation and operational losses	17	11	10
Provision for credit losses on lending-related commitments	(9)	(2)	—
Other noninterest expenses	144	146	134
Total noninterest expenses	1,762	1,640	1,650
Income (loss) from continuing operations before income taxes	530	315	(115)
Provision (benefit) for income taxes	137	55	(131)
Income from continuing operations	393	260	16
Income from discontinued operations, net of tax	—	17	1
NET INCOME	$393	$277	$17
Less:
Preferred stock dividends	—	123	134
Income allocated to participating securities	4	1	1
Net income (loss) attributable to common shares	$389	$153	$(118)
Basic earnings per common share:
Income (loss) from continuing operations	$2.11	$0.79	$(0.80)
Net income (loss)	2.11	0.90	(0.79)
Diluted earnings per common share:
Income (loss) from continuing operations	2.09	0.78	(0.80)
Net income (loss)	2.09	0.88	(0.79)
Cash dividends declared on common stock	75	44	30
Cash dividends declared per common share	0.40	0.25	0.20
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Comerica Incorporated and Subsidiaries

		Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Nonredeemable Preferred Stock	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2008	$2,129	150.5	$894	$722	$(309)	$5,345	$(1,629)	$7,152
Net income	—	—	—	—	—	17	—	17
Other comprehensive loss, net of tax	—	—	—	—	(27)	—	—	(27)
Total comprehensive loss								(10)
Cash dividends declared on preferred stock	—	—	—	—	—	(113)	—	(113)
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(30)	—	(30)
Purchase of common stock	—	(0.1)	—	—	—	—	(1)	(1)
Accretion of discount on preferred stock	22	—	—	—	—	(22)	—	—
Net issuance of common stock under employee stock plans	—	0.8	—	(15)	—	(36)	48	(3)
Share-based compensation	—	—	—	32	—	—	—	32
Other	—	—	—	1	—	—	1	2
BALANCE AT DECEMBER 31, 2009	$2,151	151.2	$894	$740	$(336)	$5,161	$(1,581)	$7,029
Net income	—	—	—	—	—	277	—	277
Other comprehensive loss, net of tax	—	—	—	—	(53)	—	—	(53)
Total comprehensive income								224
Cash dividends declared on preferred stock	—	—	—	—	—	(38)	—	(38)
Cash dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(44)	—	(44)
Purchase of common stock	—	(0.1)	—	—	—	—	(4)	(4)
Issuance of common stock	—	25.1	125	724	—	—	—	849
Redemption of preferred stock	(2,250)	—	—	—	—	—	—	(2,250)
Redemption discount accretion on preferred stock	94	—	—	—	—	(94)	—	—
Accretion of discount on preferred stock	5	—	—	—	—	(5)	—	—
Net issuance of common stock under employee stock plans	—	0.3	—	(11)	—	(10)	19	(2)
Share-based compensation	—	—	—	32	—	—	—	32
Other	—	—	—	(4)	—	—	1	(3)
BALANCE AT DECEMBER 31, 2010	$—	176.5	$1,019	$1,481	$(389)	$5,247	$(1,565)	$5,793
Net income	—	—	—	—	—	393	—	393
Other comprehensive income, net of tax	—	—	—	—	33	—	—	33
Total comprehensive income								426
Cash dividends declared on common stock ($0.40 per share)	—	—	—	—	—	(75)	—	(75)
Acquisition of Sterling Bancshares, Inc.	—	24.3	122	681	—	—	—	803
Purchase of common stock	—	(4.3)	—	—	—	—	(116)	(116)
Net issuance of common stock under employee stock plans	—	0.8	—	(29)	—	(19)	48	—
Share-based compensation	—	—	—	37	—	—	—	37
BALANCE AT DECEMBER 31, 2011	$—	197.3	$1,141	$2,170	$(356)	$5,546	$(1,633)	$6,868
See notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2011	2010	2009
OPERATING ACTIVITIES
Net income	$393	$277	$17
Income from discontinued operations, net of tax	—	17	1
Income from continuing operations, net of tax	393	260	16
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	153	480	1,082
Provision for credit losses on lending-related commitments	(9)	(2)	—
Provision (benefit) for deferred income taxes	79	(202)	(112)
Depreciation and software amortization	122	124	122
Share-based compensation expense	37	32	32
Net amortization (accretion) of securities	39	26	(5)
Accretion of loan purchase discount	(53)	—	—
Net securities gains	(14)	(3)	(243)
Excess tax benefits from share-based compensation arrangements	(1)	(1)	—
Net decrease (increase) in trading securities	3	(10)	16
Net (increase) decrease in loans held-for-sale	(11)	7	4
Net (increase) decrease in accrued income receivable	(8)	15	62
Net increase (decrease) in accrued expenses	59	57	(311)
Contribution to qualified pension plan	—	—	(100)
Gain on repurchase of medium- and long-term debt	—	—	(15)
Net gain on early termination of leveraged leases	—	—	(8)
Net gain on sales of businesses	—	—	(5)
Other, net	113	486	(445)
Discontinued operations, net	—	17	1
Net cash provided by operating activities	902	1,286	91
INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities available-for-sale	2,779	2,152	2,253
Proceeds from sales of investment securities available-for-sale	784	151	8,785
Purchases of investment securities available-for-sale	(4,453)	(2,410)	(9,011)
Net (increase) decrease in loans	(695)	1,259	7,317
Net increase in premises and equipment	(121)	(92)	(74)
Net (increase) decrease in customers’ liability on acceptances outstanding	(13)	2	3
Cash and cash equivalents acquired in acquisition of Sterling Bancshares, Inc.	721	—	—
Purchase of Federal Reserve Bank stock	(26)	—	—
Sales of Federal Home Loan Bank Stock	36	144	82
Proceeds from sales of indirect private equity and venture capital funds	33	—	—
Proceeds from early termination of leveraged leases	—	—	107
Proceeds from sale of business	—	—	7
Net cash (used in) provided by investing activities	(955)	1,206	9,469
FINANCING ACTIVITIES
Net increase (decrease) in deposits	3,296	771	(2,010)
Net decrease in short-term borrowings	(82)	(332)	(1,287)
Net increase (decrease) in acceptances outstanding	13	(2)	(3)
Repayments of medium- and long-term debt	(1,517)	(2,610)	(3,683)
Redemptions of medium-and long-term debt	—	(2,680)	(197)
Proceeds from issuance of medium- and long-term debt	—	298	—
Proceeds from issuance of common stock under employee stock plans	4	5	—
Excess tax benefits from share-based compensation arrangements	1	1	—
Purchase of common stock for treasury	(116)	(4)	(1)
Dividends paid on common stock	(73)	(34)	(72)
Dividends paid on preferred stock	—	(38)	(113)
Proceeds from issuance of common stock	—	849	—
Redemption of preferred stock	—	(2,250)	—
Net cash provided by (used in) financing activities	1,526	(6,026)	(7,366)
Net increase (decrease) in cash and cash equivalents	1,473	(3,534)	2,194
Cash and cash equivalents at beginning of year	2,083	5,617	3,423
Cash and cash equivalents at end of year	$3,556	$2,083	$5,617
Interest paid	$151	$227	$619
Income taxes, tax deposits and tax-related interest paid	$73	$108	$251
Noncash investing and financing activities:
Loans transferred to other real estate	$69	$104	$114
Net noncash assets acquired in stock acquisition of Sterling Bancshares, Inc.	82	—	—
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Comerica Incorporated (the Corporation) is a registered financial holding company headquartered in Dallas, Texas. The Corporation’s major business segments are the Business Bank, the Retail Bank and Wealth Management. The Corporation operates in four primary geographic markets: Midwest, Western, Texas and Florida. For further discussion of each business segment and primary geographic market, refer to Note 23. The Corporation and its banking subsidiaries are regulated at both the state and federal levels.
The accounting and reporting policies of the Corporation conform to U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates.
The following summarizes the significant accounting policies of the Corporation applied in the preparation of the accompanying consolidated financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain amounts in the financial statements for prior years have been reclassified to conform to current financial statement presentation.
In general, a VIE is an entity that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. If any of these characteristics are present, the entity is subject to a variable interests consolidation model, and consolidation is based on variable interests, not on ownership of the entity’s outstanding voting stock. Variable interests are defined as contractual ownership or other money interests in an entity that change with fluctuations in the entity’s net asset value. The primary beneficiary consolidates the VIE; the primary beneficiary is defined as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The Corporation consolidates entities not determined to be VIEs when it holds a majority (controlling) interest in the entity’s outstanding voting stock.
Equity investments in entities that are not VIEs where the Corporation owns less than a majority (controlling) interest and equity investments in entities that are VIEs where the Corporation is not the primary beneficiary are not consolidated. Rather, such investments are accounted for using either the equity method or cost method. The equity method is used for investments in corporate joint ventures and investments where the Corporation has the ability to exercise significant influence over the investee’s operation and financial policies, which is generally presumed to exist if the Corporation owns more than 20 percent of the voting interest of the investee. Equity method investments are included in “accrued income and other assets” on the consolidated balance sheets, with income and losses recorded in “other noninterest income” on the consolidated statements of income. Unconsolidated equity investments that do not meet the criteria to be accounted for under the equity method are accounted for under the cost method. Cost method investments are included in “accrued income and other assets” on the consolidated balance sheets, with income (net of write-downs) recorded in “other noninterest income” on the consolidated statements of income.
See Note 10 for additional information about the Corporation’s involvement with VIEs.
Fair Value Measurements
Fair value measurement applies whenever accounting guidance requires or permits assets or liabilities to be measured at fair value. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date. Fair value is based on the assumptions market participants would use when pricing an asset or liability. Fair value measurements and disclosures guidance establishes a three-level fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Fair value measurements are separately disclosed by level within the fair value hierarchy. For assets and liabilities recorded at fair value, it is the Corporation’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements for those items for which there is an active market.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Fair value measurements for assets and liabilities where limited or no observable market data exists are based primarily upon estimates, often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.
For further information about fair value measurements, refer to Note 3.
Other Short-Term Investments
Other short-term investments include trading securities and loans held-for-sale.
Trading securities are carried at fair value. Realized and unrealized gains or losses on trading securities are included in “other noninterest income” on the consolidated statements of income.
Loans held-for-sale, typically residential mortgages and Small Business Administration loans originated with the intent to sell, are carried at the lower of cost or fair value. Fair value is determined in the aggregate for each portfolio. Changes in fair value are included in “other noninterest income” on the consolidated statements of income.
Investment Securities
Securities that are not held for trading purposes are accounted for as securities available-for-sale and recorded at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income (loss) (OCI).
Investment securities are reviewed quarterly for possible other-than-temporary impairment (OTTI). In determining whether OTTI exists for debt securities in an unrealized loss position, the Corporation assesses the likelihood of selling the security prior to the recovery of its amortized cost basis. If the Corporation intends to sell the debt security or it is more likely than not that the Corporation will be required to sell the debt security prior to the recovery of its amortized cost basis, the debt security is written down to fair value, and the full amount of any impairment charge is recorded as a loss in “net securities gains” in the consolidated statements of income. If the Corporation does not intend to sell the debt security and it is more likely than not that the Corporation will not be required to sell the debt security prior to recovery of its amortized cost basis, only the credit component of any impairment of a debt security is recognized as a loss in “net securities gains” on the consolidated statements of income, with the remaining impairment recorded in OCI.
The OTTI review for equity securities includes an analysis of the facts and circumstances of each individual investment and focuses on the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the financial condition and near-term prospects of the issuer, and management’s intent and ability to hold the security to recovery. A decline in value of an equity security that is considered to be other-than-temporary is recorded as a loss in “net securities gains” on the consolidated statements of income.
Gains or losses on the sale of securities are computed based on the adjusted cost of the specific security sold.
For further information on investment securities, refer to Note 4.
Loans
Loans and leases originated and held for investment are recorded at the principal balance outstanding, net of unearned income, charge-offs and unamortized deferred fees and costs. Interest income is recognized on loans and leases using the interest method.
Loans and leases acquired in business combinations are initially recorded at fair value with no carryover of any existing allowance for loan losses. Acquired loans with evidence of credit quality deterioration at acquisition are reviewed to determine if it is probable that the Corporation will not be able to collect all contractual amounts due, including both principal and interest. When both conditions exist, such loans are accounted for as purchased credit-impaired (PCI). The Corporation generally aggregates PCI loans into pools of loans based on common risk characteristics.
The Corporation estimates the total cash flows expected to be collected from the pools of acquired PCI loans, which include undiscounted expected principal and interest, using credit risk, interest rate and prepayment risk models that incorporate management's best estimate of current key assumptions such as default rates, loss severity and payment speeds. The excess of the undiscounted total cash flows expected to be collected over the fair value of the related PCI loans represents the accretable yield, which is recognized as interest income on a level-yield basis over the life of the related loan pools. The difference between the undiscounted contractual principal and interest and the undiscounted total cash flows expected to be collected is the nonaccretable

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

difference, which reflects the impact of estimated credit losses and other factors. Subsequent increases in expected cash flows will result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield, which is recognized prospectively over the then remaining lives of the loan pools. Subsequent decreases in expected cash flows will result in an impairment charge to the provision for loan losses, resulting in an addition to the allowance for loan losses, and a reclassification from accretable yield to nonaccretable difference. A loan disposal, which may include a loan sale, receipt of payment in full from the borrower or foreclosure, results in removal of the loan from the acquired PCI loan pool at its allocated carrying amount. Refinanced or restructured loans remain within the acquired PCI loan pools.
For acquired loans not deemed credit-impaired at acquisition, the difference between the initial fair value and the unpaid principal balance is recognized as interest income on a level-yield basis over the lives of the related loans.

The Corporation assesses all loan modifications to determine whether a restructuring constitutes a troubled debt restructuring (TDR). A restructuring is considered a TDR when a borrower is experiencing financial difficulty and the Corporation grants a concession to the borrower. All TDRs are considered impaired loans.
In the third quarter 2011, the Corporation adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring,” (ASU 2011-02), which clarifies existing guidance used by creditors to determine when a modification represents a troubled debt restructuring. As a result, the Corporation reassessed loan restructurings that occurred on or after January 1, 2011 to identify modifications that would be considered TDRs as a result of these clarifications. The Corporation identified additional TDRs of $9 million as a result of the reassessment. Impairment on these loans was previously measured as part of a homogeneous pool of loans with similar risk characteristics. Since these modifications are considered TDRs, specific allowances were established for these loans based on an individual assessment of impairment. The additional allowance associated with these loans was $1 million, compared to the allowance previously measured as part of a homogeneous pool of loans. At December 31, 2011, the allowance for credit losses associated with these loan balances was $3 million.
Loan Origination Fees and Costs
Substantially all loan origination fees and costs are deferred and amortized to net interest income of over the life of the related loan or over the commitment period as a yield adjustment. Net deferred income on originated loans, including unearned income and unamortized costs, fees, premiums and discounts, totaled $334 million and $370 million at December 31, 2011 and 2010, respectively.
Loan fees on unused commitments and net origination fees related to loans sold are recognized in noninterest income.
 Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments.
The Corporation disaggregates the loan portfolio into segments for purposes of determining the allowance for credit losses. These segments are based on the level at which the Corporation develops, documents and applies a systematic methodology to determine the allowance for credit losses. The Corporation's portfolio segments are business loans and retail loans. Business loans are defined as those belonging to the commercial, real estate construction, commercial mortgage, lease financing and international loan portfolios. Retail loans consist of traditional residential mortgage, home equity and other consumer loans.
For further information on the Allowance for Credit Losses, refer to Note 5.
Allowance for Loan Losses
The allowance for loan losses represents management’s assessment of probable, estimable losses inherent in the Corporation’s loan portfolio. The allowance for loan losses includes specific allowances, based on individual evaluations of certain loans, and allowances for homogeneous pools of loans with similar risk characteristics for the remaining loans.
A loan is considered impaired when it is probable that interest or principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all loans for which the accrual of interest has been discontinued (nonaccrual loans) are considered impaired. The Corporation individually evaluates nonaccrual loans with book balances of $2 million or more and loans whose terms have been modified in a TDR on a quarterly basis and establishes specific allowances for such loans, if required, estimated using one of several methods, including the estimated fair value of underlying collateral, observable market value of similar debt or discounted expected future cash flows. The threshold for individual evaluation is revised on an infrequent basis, generally when economic circumstances change significantly.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Collateral values supporting individually evaluated impaired loans are evaluated quarterly. Updated appraisals are obtained at least annually unless conditions dictate increased frequency. Appraisals on impaired construction loans are generally based on “as-is” collateral values. In certain circumstances, the Corporation may believe that the highest and best use of the collateral, and thus the most advantageous exit strategy, requires completion of the construction project. In these situations, the Corporation uses an “as-developed” appraisal to evaluate alternatives. However, the “as-developed” collateral value is appropriately adjusted to reflect the cost to complete the construction project and to prepare the property for sale. The Corporation may reduce the collateral value based upon the age of the appraisal and adverse developments in market conditions.
Loans which do not meet the criteria to be evaluated individually are evaluated in homogeneous pools of loans with similar risk characteristics. The allowance for business loans not individually evaluated is determined by applying standard reserve factors to the pool of business loans within each internal risk rating. Internal risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by the Corporation’s senior management, generally at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. Standard reserve factors for the loans within each risk rating are updated quarterly and are based on estimated probabilities of default and loss given default, incorporating factors such as borrower rating migration experience and trends, recent charge-off experience, current economic conditions and trends, changes in collateral values of properties securing loans, and trends with respect to past due and nonaccrual amounts. The standard reserve factors are supported by underlying analysis, including information on migration and loss given default studies from each of the three largest domestic geographic markets (Midwest, Western and Texas). Incremental reserves may be established to cover losses in industries and/or portfolios experiencing elevated loss levels. On a limited basis, where the Corporation lacks sufficient default experience to develop its own probability of default metrics, the Corporation utilizes bond tables published by Standard & Poor’s (S&P). On an annual basis, the Corporation maps a sample of the publicly rated credits in its portfolio that are assigned the best internal risk ratings to the S&P bond tables to establish probability of default for these risk ratings. The Corporation has sufficient default experience and is able to generate its own probability of default metrics on the remainder of the business loan portfolio. The Corporation uses its own loss given default experience to determine the overall expected loss measure.
The allowance for retail loans not individually evaluated is determined by applying estimated loss rates to various pools of loans within the portfolios with similar risk characteristics. Estimated loss rates for all pools are updated quarterly, incorporating factors such as recent charge-off experience, current economic conditions and trends, changes in collateral values of properties securing loans (using index-based estimates), and trends with respect to past due and nonaccrual amounts.
The Corporation periodically reviews its methodology to ensure factors considered in the determination of probable losses inherent in the loan portfolio are appropriate. Factors considered in the evaluation of the appropriateness of the Corporation’s allowance for loan losses include the inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system. An additional allowance is established to capture the probable losses which could result from such risk rating errors. This additional allowance is based on the results of risk rating accuracy assessments performed on samples of business loans conducted by the Corporation's asset quality review function, a function independent of the lending and credit groups responsible for assigning the initial internal risk rating at the time of approval. An error rate is calculated by major geographic market and updated semiannually, representing the book value of loans found with risk rating downgrades or with risk rating data entry errors identified during these accuracy assessments as a percentage of the total book value of the sample. The applicable error rate is extrapolated to the pool of collectively evaluated business loans within each internal risk rating, to which the difference between the standard reserve factors for the applicable risk ratings is applied, resulting in the additional allowance.
Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Methods utilized to estimate any subsequently required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less any remaining purchase discount.
The total allowance for loan losses is sufficient to absorb incurred losses inherent in the total portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance. Inclusion of other industry-specific portfolio exposures in the allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in the need for additional provision for loan losses in order to maintain an allowance that complies with credit risk and accounting policies.
Loans deemed uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

 Allowance for Credit Losses on Lending-Related Commitments
The allowance for credit losses on lending-related commitments provides for probable losses inherent in lending-related commitments, including unused commitments to extend credit and letters of credit. The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating. A probability of draw estimate is applied to the commitment amount, and the result is multiplied by standard reserve factors consistent with business loans. In general, the probability of draw for letters of credit is considered certain for all letters of credit supporting loans and for letters of credit assigned an internal risk rating generally consistent with regulatory defined substandard or doubtful. Other letters of credit and all unfunded commitments have a lower probability of draw. The allowance for credit losses on lending-related commitments is included in “accrued expenses and other liabilities” on the consolidated balance sheets, with the corresponding charge reflected in “provision for credit losses on lending-related commitments” in noninterest expenses on the consolidated statements of income.
Nonperforming Assets
Nonperforming assets consist of loans, including loans held-for-sale, and debt securities for which the accrual of interest has been discontinued, troubled debt restructured loans which have been renegotiated to less than the original contractual rates (reduced-rate loans) and real estate which has been acquired through foreclosure and is awaiting disposition (foreclosed property).
Residential mortgage and home equity loans are generally placed on nonaccrual status and charged off to current appraised values, less costs to sell, during the foreclosure process, normally no later than 180 days past due. Other consumer loans are generally not placed on nonaccrual status and are charged off at no later than 120 days past due, earlier if deemed uncollectible. Business loans and debt securities are generally placed on nonaccrual status when management determines full collection of principal or interest is unlikely or when principal or interest payments are 90 days past due, unless the loan is fully collateralized and in the process of collection. There is no past-due status threshold in the determination of when a business loan should be charged-off. Business loans typically require individual evaluation and management judgment to determine the timing and amount of principal charge-offs. The past-due status of a business loan is only one indicative factor considered in determining the collectibility of the credit. The primary driver of when the principal amount of a business loan should be fully or partially charged-off is based on a qualitative assessment of the recoverability of the principal amount from collateral and other cash flow sources. At the time a loan or debt security is placed on nonaccrual status, interest previously accrued but not collected is charged against current income. Income on such loans and debt securities is then recognized only to the extent that cash is received and where future collection of principal is probable. Generally, a loan or debt security may be returned to accrual status when all delinquent principal and interest have been received and the Corporation expects repayment of the remaining contractual principal and interest, or when the loan or debt security is both well secured and in the process of collection.
Foreclosed property is carried at the lower of cost or fair value, less estimated costs to sell. Independent appraisals are obtained to substantiate the fair value of real estate transferred to foreclosed property at the time of foreclosure and updated at least annually or upon evidence of deterioration in the property’s value. At the time of foreclosure, any excess of the related loan balance over fair value (less estimated costs to sell) of the property acquired is charged to the allowance for loan losses. Subsequent write-downs, operating expenses and losses upon sale, if any, are charged to noninterest expenses. Foreclosed property is included in “accrued income and other assets” on the consolidated balance sheets.
Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation, computed on the straight-line method, is charged to operations over the estimated useful lives of the assets. Estimated useful lives are generally three years to 33 years for premises that the Corporation owns and three years to eight years for furniture and equipment. Leasehold improvements are generally amortized over the terms of their respective leases or 10 years, whichever is shorter.
Software
Capitalized software is stated at cost, less accumulated amortization. Capitalized software includes purchased software and capitalizable application development costs associated with internally-developed software. Amortization, computed on the straight-line method, is charged to operations over five years, the estimated useful life of the software. Capitalized software is included in “accrued income and other assets” on the consolidated balance sheets.
Goodwill
The Corporation performs its annual impairment test for goodwill in the third quarter of each year, and on an interim basis if events or changes in circumstances between annual tests indicate the assets might be impaired.
The goodwill impairment test is a two-step test. The first step of the goodwill impairment test compares the estimated fair value of identified reporting units, equivalent to a business segment or one level below, with their carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
In the fourth quarter 2011, the Corporation adopted ASU No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," (ASU 2011-08), which allows companies to use a qualitative approach to assess goodwill for impairment. The provisions of ASU 2011-08 give companies the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment. The adoption of ASU 2011-08 did not have any effect on the Corporation's financial condition and results of operations.
Additional information regarding goodwill and impairment testing can be found in Note 8.
Nonmarketable Equity Securities
The Corporation has a portfolio of investments in indirect private equity and venture capital funds. The majority of these investments are not readily marketable, are accounted for on the cost or equity method and are included in “accrued income and other assets” on the consolidated balance sheets. The investments are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. The amount by which the carrying value exceeds the fair value that is determined to be other-than-temporary impairment is charged to current earnings and the carrying value of the investment is written down accordingly.
The Corporation also holds restricted equity investments, which are securities the Corporation is required to hold for various reasons and consist primarily of Federal Home Loan Bank of Dallas (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities, classified in “accrued income and other assets” on the consolidated balance sheets, are not readily marketable and are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. If the Corporation does not expect to recover the full par value, the amount by which the par value exceeds the ultimately recoverable value would be charged to current earnings and the carrying value of the investment would be written down accordingly.
Derivative Instruments and Hedging Activities
Derivative instruments are carried at fair value in either “accrued income and other assets” or “accrued expenses and other liabilities” on the consolidated balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, by the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Corporation designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivative instruments designated and qualifying as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item (i.e., the ineffective portion), if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.
For derivatives designated as hedging instruments at inception, the Corporation uses either the short-cut method or applies dollar offset or statistical regression analysis to assess effectiveness. The short-cut method was used for certain fair value hedges of medium- and long-term debt issued prior to 2006. This method allows for the assumption of zero hedge ineffectiveness and eliminates the requirement to further assess hedge effectiveness on these transactions. For hedge relationships to which the Corporation does not apply the short-cut method, either the dollar offset or statistical regression analysis is used at inception and

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

for each reporting period thereafter to assess whether the derivative used has been and is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Net hedge ineffectiveness is recorded in “other noninterest income” on the consolidated statements of income.
Further information on the Corporation’s derivative instruments and hedging activities is included in Note 9.
Short-Term Borrowings
Securities sold under agreements to repurchase are treated as collateralized borrowings and are recorded at amounts equal to the cash received. The contractual terms of the agreements to repurchase may require the Corporation to provide additional collateral if the fair value of the securities underlying the borrowings declines during the term of the agreement.
Financial Guarantees
Certain guarantee contracts or indemnification agreements that contingently require the Corporation, as guarantor, to make payments to the guaranteed party are initially measured at fair value and included in “accrued expenses and other liabilities” on the consolidated balance sheets. The subsequent accounting for the liability depends on the nature of the underlying guarantee. The release from risk is accounted for under a particular guarantee when the guarantee expires or is settled, or by a systematic and rational amortization method.

Further information on the Corporation’s obligations under guarantees is included in Note 9.
Share-Based Compensation
The Corporation recognizes share-based compensation expense using the straight-line method over the requisite service period for all stock awards, including those with graded vesting. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the date at which the employee is no longer required to perform any service to receive the share-based compensation (the retirement-eligible date).
Further information on the Corporation’s share-based compensation plans is included in Note 17.
Defined Benefit Pension and Other Postretirement Costs
Defined benefit pension costs are charged to “employee benefits” expense on the consolidated statements of income and are funded consistent with the requirements of federal laws and regulations. Inherent in the determination of defined benefit pension costs are assumptions concerning future events that will affect the amount and timing of required benefit payments under the plans. These assumptions include demographic assumptions such as retirement age and mortality, a compensation rate increase, a discount rate used to determine the current benefit obligation and a long-term expected rate of return on plan assets. Net periodic defined benefit pension expense includes service cost, interest cost based on the assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value of assets, amortization of prior service cost and amortization of net actuarial gains or losses. The market-related value of plan assets is determined by amortizing the current year’s investment gains and losses (the actual investment return net of the expected investment return) over five years. The amortization adjustment cannot exceed 10 percent of the fair value of assets. Prior service costs include the impact of plan amendments on the liabilities and are amortized over the future service periods of active employees expected to receive benefits under the plan. Actuarial gains and losses result from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value). Amortization of actuarial gains and losses is included as a component of net periodic defined benefit pension cost for a year if the actuarial net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the excess is amortized over the average remaining service period of participating employees expected to receive benefits under the plan.
Postretirement benefits are recognized in “employee benefits” expense on the consolidated statements of income during the average remaining service period of participating employees expected to receive benefits under the plan or the average remaining future lifetime of retired participants currently receiving benefits under the plan.
For further information regarding the Corporation’s defined benefit pension and other postretirement plans, refer to Note 18.
Income Taxes
The provision for income taxes is based on amounts reported in the consolidated statements of income (after deducting non-taxable items, principally income on bank-owned life insurance, and applying tax credits related to investments in low income housing partnerships) and includes deferred income taxes on temporary differences between the income tax basis and financial accounting basis of assets and liabilities. Deferred tax assets are evaluated for realization based on available evidence of loss carry-back capacity, future reversals of existing taxable temporary differences, and assumptions made regarding future events. A valuation

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The provision for income taxes assigned to discontinued operations is based on statutory rates, adjusted for permanent differences generated by those operations.
The Corporation classifies interest and penalties on income tax liabilities in the “provision for income taxes” on the consolidated statements of income.
Discontinued Operations
Components of the Corporation that have been or will be disposed of by sale, where the Corporation does not have a significant continuing involvement in the operations after the disposal, are accounted for as discontinued operations in all periods presented if significant to the consolidated financial statements. For further information on discontinued operations, refer to Note 25.
Earnings Per Share
Basic income (loss) from continuing operations per common share and net income (loss) per common share are calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared (distributed earnings) and participation rights in undistributed earnings. Distributed and undistributed earnings are allocated between common and participating security shareholders based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities (i.e., nonvested restricted stock). Undistributed net losses are not allocated to nonvested restricted shareholders, as these shareholders do not have a contractual obligation to fund the losses incurred by the Corporation. Income (loss) from continuing operations attributable to common shares and net income (loss) attributable to common shares are then divided by the weighted-average number of common shares outstanding during the period.
Diluted income (loss) from continuing operations per common share and net income (loss) per common share consider common stock issuable under the assumed exercise of stock options granted under the Corporation’s stock plans and warrants. Diluted income (loss) from continuing operations attributable to common shares and net income (loss) attributable to common shares are then divided by the total of weighted-average number of common shares and common stock equivalents outstanding during the period.
Statements of Cash Flows
Cash and cash equivalents are defined as those amounts included in “cash and due from banks”, “federal funds sold” and “interest-bearing deposits with banks” on the consolidated balance sheets. Cash flows from discontinued operations are reported as separate line items within cash flows from operating, investing and financing activities in the consolidated statements of cash flows.
Other Comprehensive Income (Loss)
The Corporation presents information on comprehensive income in the consolidated statements of changes in shareholders’ equity and Note 15.
Pending Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (ASU 2011-11). The Corporation will adopt ASU 2011-11, which requires enhanced disclosures about the nature and effect or potential effect of an entity's rights of setoff associated with its financial and derivative instruments, in the first quarter 2013. While the provisions of ASU 2011-11 will expand the Corporation's financial and derivative instruments disclosures, the Corporation does not expect the adoption of ASU 2011-11 to have any effect on the Corporation's financial condition and results of operations.
In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," (ASU 2011-05) and in December 2011, issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," (ASU 2011-12). The Corporation will adopt ASU 2011-05, which revises the presentation of comprehensive income in the financial statements, as amended by ASU 2011-12, in the first quarter 2012. The provisions of ASU 2011-05, as amended, give companies the option to present total comprehensive income, components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While the provisions of ASU 2011-05, as amended, will change the presentation of comprehensive income, the adoption of ASU 2011-05, as amended, will not have any effect on the Corporation's financial condition and results of operations.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (ASU 2011-04). The Corporation will adopt ASU 2011-04, which generally aligns the principles of fair value measurements with International Financial Reporting Standards (IFRSs), in the first quarter 2012. The provisions of ASU 2011-04 clarify the application of existing fair value measurement requirements, and expand the disclosure requirements for fair value measurements. While the provisions of ASU 2011-04 will expand the Corporation's fair value disclosures, the Corporation does not expect the adoption of ASU 2011-04 to have any effect on the Corporation's financial condition and results of operations.
NOTE 2 – ACQUISITION
On July 28, 2011 (the acquisition date), the Corporation acquired all the outstanding common stock of Sterling Bancshares, Inc. (Sterling), a bank holding company headquartered in Houston, Texas, in a stock-for-stock transaction. Sterling common shareholders and holders of outstanding Sterling phantom stock units received 0.2365 shares of the Corporation's common stock in exchange for each share of Sterling common stock or phantom stock unit. As a result, the Corporation issued approximately 24 million common shares with an acquisition date fair value of $793 million, based on the Corporation's closing stock price of $32.67 on July 27, 2011. Based on the merger agreement, outstanding and unexercised options to purchase Sterling common stock were converted into fully vested options to purchase common stock of the Corporation. In addition, outstanding warrants to purchase Sterling common stock were converted into warrants to purchase common stock of the Corporation. Including an insignificant amount of cash paid in lieu of fractional shares, the fair value of total consideration paid was $803 million. The acquisition of Sterling significantly expanded the Corporation's presence in Texas, particularly in the Houston and San Antonio areas.
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
Initial goodwill of $485 million was recorded after adjusting for the fair value of net identifiable assets acquired. The goodwill resulting from the acquisition represents the inherent long-term value expected from the business opportunities created from combining Sterling with the Corporation. None of the goodwill recognized will be deductible for income tax purposes. For further information regarding goodwill, refer to Note 8.
The core deposit intangible is being amortized on an accelerated basis over the estimated life, currently expected to be approximately 10 years.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The results of operations acquired in the Sterling transaction have been included in the Corporation’s financial results since July 28, 2011. The following table discloses the impact of Sterling (excluding the impact of acquisition-related merger and restructuring charges discussed below) since the acquisition date through December 31, 2011. The table also presents pro forma results had the acquisition taken place on January 1, 2010. The pro forma financial information combines the historical results of Sterling and the Corporation and includes the estimated impact of purchase accounting adjustments. The purchase accounting adjustments reflect the impact of recording the acquired loans at fair value, including the estimated accretion of the purchase discount on the loan portfolio and related adjustments to Sterling’s provision for loan losses. Accretion estimates were based on the acquisition date purchase discount on the loan portfolio, as it was not practicable to determine the amount of discount that would have been recorded based on economic conditions that existed on January 1, 2010. The pro forma results also include adjustments to reflect changes to Sterling's financial structure. The pro forma results do not include expected operating cost savings as a result of the acquisition. Further, certain expected acquisition-related merger and restructuring charges are also not reflected in the pro forma results. Pro forma results for 2011 include the acquisition-related merger and restructuring charges incurred during the period. The pro forma results are not indicative of what would have occurred had the acquisition taken place on the indicated date.

	Sterling	Pro Forma Combined
(in millions)	Actual From Acquisition Date Through	Years Ended December 31
(unaudited)	December 31, 2011	2011	2010
Total revenue (a)	$132	$2,544	$2,731
Net income	55	364	346
(a)     Net interest income and noninterest income.
The Corporation committed to a restructuring plan in connection with the completion of the acquisition of Sterling. The restructuring plan, which is expected to be substantially completed by December 31, 2012, is intended to streamline operations across the combined organization. The restructuring plan is expected to result in cumulative costs of approximately $115 million ($73 million, after-tax) through the end of the plan, primarily encompassing facilities and contract termination charges, systems integration and related charges, severance and other employee-related charges, and transaction-related costs. The Corporation recognized acquisition-related expenses of $75 million ($47 million after-tax) for the year ended December 31, 2011, recorded in “merger and restructuring charges” in the consolidated statements of income. Merger and restructuring charges include the incremental costs to integrate the operations of Sterling and do not reflect the costs of the fully integrated combined organization. Merger and restructuring charges comprised the following for the year ended December 31, 2011.

	Total Expected	Total Incurred To-Date
(in millions)	Per Plan	Year Ended December 31, 2011
Facilities and contract termination charges	$55	$16
Systems integration and related charges	27	26
Severance and other employee-related charges	25	25
Transaction costs	8	8
Total merger and restructuring charges	$115	$75
The following table presents the changes in restructuring reserves for the year ended December 31, 2011.

(in millions)	Year Ended December 31, 2011
Balance at beginning of period	$—
Merger and restructuring charges	75
Payments	(49)
Balance at December 31, 2011	$26
In connection with the acquisition of Sterling, the Corporation acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. For further information regarding the Corporation's accounting policies for loans acquired in business combinations, refer to Note 1.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable that the Corporation would not be able to collect all contractual amounts due were accounted for as purchased credit-impaired (PCI). The Corporation aggregated the acquired PCI loans into pools of loans based on common risk characteristics.
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
The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at December 31, 2011 were as follows. The outstanding balance represents the total amount owed as of December 31, 2011, including accrued but unpaid interest and any amounts previously charged off. No allowance for loan losses was required on any of the acquired PCI loan pools at December 31, 2011.

(in millions)	December 31, 2011
Acquired PCI loans:
Carrying amount	$87
Outstanding balance	234
Changes in the accretable yield for acquired PCI loans for the year ended December 31, 2011 were as follows.

(in millions)	Year Ended December 31, 2011
Balance at beginning of period	$—
Additions	24
Reclassifications from nonaccretable	6
Disposals of loans	(1)
Accretion	(4)
Balance at December 31, 2011	$25
Information regarding acquired loans not deemed credit-impaired at acquisition date was as follows.

(in millions)	Nonimpaired Loans
Contractually required principal and interest	$2,465
Contractual cash flows not expected to be collected	208
Fair value at acquisition	$1,965
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
Trading securities, investment securities available-for-sale, derivatives and deferred compensation plan liabilities are

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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

The Corporation generally utilizes third-party pricing services to value Level 1 and Level 2 trading and investment securities, as well as certain derivatives designated as fair value hedges. Management reviews the methodologies and assumptions used by the third-party pricing services and evaluates the values provided, principally by comparison with other available market quotes for similar instruments and/or analysis based on internal models using available third-party market data. The Corporation may occasionally adjust certain values provided by the third-party pricing service when management believes, as the result of its review, that the adjusted price most appropriately reflects the fair value of the particular security.
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
Cash and due from banks, federal funds sold and interest-bearing deposits with banks
Due to the short-term nature, the carrying amount of these instruments approximates the estimated fair value.
Trading securities and associated deferred compensation plan liabilities
Securities held for trading purposes and associated deferred compensation plan liabilities are recorded at fair value and included in “other short-term investments” and “accrued expenses and other liabilities,” respectively, on the consolidated balance sheets. Level 1 securities held for trading purposes include assets related to employee deferred compensation plans, which are invested in mutual funds, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and other securities traded on an active exchange, such as the New York Stock Exchange. Deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets. Level 2 trading securities include municipal bonds and residential mortgage-backed securities issued by U.S. government-sponsored entities and corporate debt securities. Securities classified as Level 3 include securities in less liquid markets and securities not rated by a credit agency. The methods used to value trading securities are the same as the methods used to value investment securities available-for-sale, discussed below.
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
Investment securities available-for-sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available or the market is deemed to be inactive at the measurement date, an adjustment to the quoted prices may be necessary. In some circumstances, the Corporation may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate to estimate an instrument’s fair value. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include residential mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, corporate debt securities and state and municipal securities. The fair value of Level 2 securities was determined using quoted prices of securities with similar characteristics or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information. Securities classified as Level 3, of which the substantial majority is auction-rate securities, represent securities in less liquid markets requiring significant management assumptions when determining fair value. Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value at December 31, 2011 and December 31, 2010 was determined using an income approach based on a discounted cash flow model utilizing two significant assumptions: discount rate (including a liquidity risk premium) and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium. The liquidity risk premium was based on observed industry auction-rate securities valuations by third parties and incorporated the rate at which the various types of similar ARS had been redeemed or sold since acquisition in 2008. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation’s redemption experience. As of December 31, 2011, approximately 65 percent of the aggregate ARS par value had been redeemed or sold since acquisition.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments. These funds generally cannot be redeemed and the majority is not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 15 years. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The investments are accounted for on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. For such investments, fair value measurement guidance permits the use of net asset value, provided the net asset value is calculated by the fund in compliance with fair value measurement guidance applicable to investment companies. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the Corporation’s percentage ownership in the net asset value of the entire fund, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value on a nonrecurring basis were $1 million at both December 31, 2011 and 2010.
The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $92 million and $128 million at December 31, 2011 and 2010, respectively, and its investment in FRB stock totaled $85 million and $59 million at December 31, 2011 and 2010, respectively. The Corporation believes its investments in FHLB and FRB stock are ultimately recoverable at par.
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
Loan servicing rights
Loan servicing rights, included in “accrued income and other assets” on the consolidated balance sheets and primarily related to Small Business Administration loans, are subject to impairment testing. A valuation model is used for impairment testing, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management. If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Corporation classifies loan servicing rights subjected to nonrecurring fair value adjustments as Level 3.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2011
Trading securities:
Deferred compensation plan assets	$90	$90	$—	$—
Residential mortgage-backed securities (a)	2	—	2	—
Other government-sponsored enterprise securities	9	—	9	—
State and municipal securities	12	—	12	—
Corporate debt securities	1	—	1	—
Other securities	1	1	—	—
Total trading securities	115	91	24	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	20	20	—	—
Residential mortgage-backed securities (a)	9,512	—	9,512	—
State and municipal securities (b)	24	—	—	24
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	46	—	46	—
Equity and other non-debt securities:
Auction-rate preferred securities	408	—	—	408
Money market and other mutual funds	93	93	—	—
Total investment securities available-for-sale	10,104	113	9,558	433
Derivative assets:
Interest rate contracts	602	—	602	—
Energy derivative contracts	115	—	115	—
Foreign exchange contracts	40	—	40	—
Warrants	3	—	—	3
Total derivative assets	760	—	757	3
Total assets at fair value	$10,979	$204	$10,339	$436
Derivative liabilities:
Interest rate contracts	$253	$—	$253	$—
Energy derivative contracts	115	—	115	—
Foreign exchange contracts	35	—	35	—
Other	6	—	—	6
Total derivative liabilities	409	—	403	6
Deferred compensation plan liabilities	90	90	—	—
Total liabilities at fair value	$499	$90	$403	$6

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2010
Trading securities:
Deferred compensation plan assets	$86	$86	$—	$—
Residential mortgage-backed securities (a)	7	—	7	—
Other government-sponsored enterprise securities	1	—	1	—
State and municipal securities	19	—	19	—
Corporate debt securities	4	—	4	—
Other securities	1	—	—	1
Total trading securities	118	86	31	1
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	131	131	—	—
Residential mortgage-backed securities (a)	6,709	—	6,709	—
State and municipal securities (b)	39	—	—	39
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	26	—	25	1
Equity and other non-debt securities:
Auction-rate preferred securities	570	—	—	570
Money market and other mutual funds	84	84	—	—
Total investment securities available-for-sale	7,560	215	6,734	611
Derivative assets:
Interest rate contracts	542	—	542	—
Energy derivative contracts	103	—	103	—
Foreign exchange contracts	51	—	51	—
Warrants	7	—	—	7
Total derivative assets	703	—	696	7
Total assets at fair value	$8,381	$301	$7,461	$619
Derivative liabilities:
Interest rate contracts	$249	$—	$249	$—
Energy derivative contracts	103	—	103	—
Foreign exchange contracts	48	—	48	—
Other	1	—	—	1
Total derivative liabilities	401	—	400	1
Deferred compensation plan liabilities	86	86	—	—
Total liabilities at fair value	$487	$86	$400	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during the years ended December 31, 2011 and 2010.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010.

		Net Realized/Unrealized Gains (Losses)
	Balance at Beginning of Period			Recorded in Other Comprehensive Income (Pre-tax)
		Recorded in Earnings						Balance at End of Period
(in millions)		Realized	Unrealized		Purchases	Sales	Settlements
Year Ended December 31, 2011
Trading securities:
State and municipal securities	$—	$—	$—	$—	$3	$(3)	$—	$—
Other securities	1	—	—	—	—	(1)	—	—
Total trading securities	1	—	—	—	3	(4)	—	—
Investment securities available-for-sale:
State and municipal securities (a)	39	—	—	2	—	(17)	—	24
Auction-rate debt securities	1	—	—	—	—	—	—	1
Other corporate debt securities	1	—	—	—	—	—	(1)	—
Auction-rate preferred securities	570	10	—	12	—	(184)	—	408
Total investment securities available-for-sale	611	10	—	14	—	(201)	(1)	433
Derivative assets:
Warrants	7	10	—	—	—	(14)	—	3
Derivative liabilities:
Other	1	(2)	(5)	—	—	—	(2)	6
Year Ended December 31, 2010
Trading securities:
State and municipal securities	$—	$—	$—	$—	$3	$(3)	$—	$—
Other securities	—	—	1	—	—	—	—	1
Total trading securities	—	—	1	—	3	(3)	—	1
Investment securities available-for-sale:
State and municipal securities (a)	46	(1)	—	(2)	—	(4)	—	39
Auction-rate debt securities	150	3	—	5	—	(157)	—	1
Other corporate debt securities	7	27	—	—	—	—	(33)	1
Auction-rate preferred securities	706	6	—	(21)	—	(121)	—	570
Total investment securities available-for-sale	909	35	—	(18)	—	(282)	(33)	611
Derivative assets:
Warrants	7	2	1	—	1	(4)	—	7
Derivative liabilities:
Other	—	(4)	(1)	—	—	—	(4)	1

(a)	Primarily auction-rate securities

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents the income statement classification of realized and unrealized gains and losses due to changes in fair value recorded in earnings for the years ended December 31, 2011 and 2010 for recurring Level 3 assets and liabilities, as shown in the previous table.

	Net Securities Gains (Losses)		Other Noninterest Income		Discontinued Operations	Total
(in millions)	Realized	Unrealized	Realized	Unrealized	Realized	Realized	Unrealized
Year Ended December 31, 2011
Investment securities available-for-sale:
Auction-rate preferred securities	$10	$—	$—	$—	$—	$10	$—
Derivative assets:
Warrants	—	—	10	—	—	10	—
Derivative liabilities:
Other	(2)	(5)	—	—	—	(2)	(5)
Year Ended December 31, 2010
Trading securities:
Other securities	$—	$—	$—	$1	$—	$—	$1
Investment securities available-for-sale:
State and municipal securities (a)	(1)	—	—	—	—	(1)	—
Auction-rate debt securities	3	—	—	—	—	3	—
Other corporate debt securities	—	—	—	—	27	27	—
Auction-rate preferred securities	6	—	—	—	—	6	—
Total investment securities available-for-sale	8	—	—	—	27	35	—
Derivative assets:
Warrants	—	—	2	1	—	2	1
Derivative liabilities:
Other	(4)	(1)	—	—	—	(4)	(1)

(a)	Primarily auction-rate securities.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

 ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. Assets recorded at fair value on a nonrecurring basis are presented in the following table. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2011 and 2010.

(in millions)	Total	Level 2	Level 3
December 31, 2011
Loans held-for-sale:
Residential mortgage	$8	$8	$—
Loans:
Commercial	191	—	191
Real estate construction	88	—	88
Commercial mortgage	317	—	317
Lease financing	3	—	3
International	8	—	8
Total loans	607	—	607
Nonmarketable equity securities	1	—	1
Other real estate	29	—	29
Loan servicing rights	3	—	3
Total assets at fair value	$648	$8	$640
December 31, 2010
Loans held-for-sale:
Residential mortgage	$6	$6	$—
Loans:
Commercial	200	—	200
Real estate construction	247	—	247
Commercial mortgage	398	—	398
Lease financing	7	—	7
International	2	—	2
Total loans	854	—	854
Nonmarketable equity securities	9	—	9
Other real estate	33	—	33
Loan servicing rights	5	—	5
Total assets at fair value	$907	$6	$901

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	December 31
	2011		2010
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and due from banks	$982	$982	$668	$668
Interest-bearing deposits with banks	2,574	2,574	1,415	1,415
Loans held-for-sale	34	34	23	23
Total loans, net of allowance for loan losses (a)	41,953	42,233	39,335	39,212
Customers’ liability on acceptances outstanding	22	22	9	9
Nonmarketable equity securities (b)	16	27	47	77
Loan servicing rights	3	3	5	5
Liabilities
Demand deposits (noninterest-bearing)	19,764	19,764	15,538	15,538
Interest-bearing deposits	27,991	27,992	24,933	24,945
Total deposits	47,755	47,756	40,471	40,483
Short-term borrowings	70	70	130	130
Acceptances outstanding	22	22	9	9
Medium- and long-term debt	4,944	4,794	6,138	6,008
Credit-related financial instruments	(101)	(101)	(99)	(99)

(a)	Included $607 million and $854 million of impaired loans recorded at fair value on a nonrecurring basis at December 31, 2011 and 2010, respectively.

(b)	Included $1 million and $9 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at December 31, 2011 and 2010, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 4 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities available-for-sale follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. Treasury and other U.S. government agency securities	$20	$—	$—	$20
Residential mortgage-backed securities (a)	9,289	224	1	9,512
State and municipal securities (b)	29	—	5	24
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	46	—	—	46
Equity and other non-debt securities:
Auction-rate preferred securities	423	—	15	408
Money market and other mutual funds	93	—	—	93
Total investment securities available-for-sale	$9,901	$224	$21	$10,104
December 31, 2010
U.S. Treasury and other U.S. government agency securities	$131	$—	$—	$131
Residential mortgage-backed securities (a)	6,653	95	39	6,709
State and municipal securities (b)	46	—	7	39
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	26	—	—	26
Equity and other non-debt securities:
Auction-rate preferred securities	597	3	30	570
Money market and other mutual funds	84	—	—	84
Total investment securities available-for-sale	$7,538	$98	$76	$7,560

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.
A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of December 31, 2011 and 2010 follows:

	Impaired
	Less than 12 months		12 months or more		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Residential mortgage-backed securities (a)	$249	$1	$—	$—	$249	$1
State and municipal securities (b)	—	—	24	5	24	5
Equity and other non-debt securities:
Auction-rate preferred securities	88	1	320	14	408	15
Total impaired securities	$337	$2	$344	$19	$681	$21
December 31, 2010
Residential mortgage-backed securities (a)	$1,702	$39	$—	$—	$1,702	$39
State and municipal securities (b)	—	—	38	7	38	7
Equity and other non-debt securities:
Auction-rate preferred securities	—	—	436	30	436	30
Total impaired securities	$1,702	$39	$474	$37	$2,176	$76

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

As of December 31, 2011, 94 percent of the Corporation’s auction-rate portfolio was rated Aaa/AAA by the credit rating agencies.
At December 31, 2011, the Corporation had 199 securities in an unrealized loss position with no credit impairment, including 157 auction-rate preferred securities, 24 state and municipal auction-rate securities, 17 residential mortgage-backed securities and 1 auction-rate debt security. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2011.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses, recorded in “net securities gains” on the consolidated statements of income, computed based on the adjusted cost of the specific security.

(in millions)
Years Ended December 31	2011	2010	2009
Securities gains	$22	$13	$245
Securities losses (a)	(8)	(10)	(2)
Total net securities gains	$14	$3	$243
(a)    Primarily charges related to a derivative contract tied to the conversion rate of Visa Class B shares.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized	Fair
December 31, 2011	Cost	Value
Contractual maturity
Within one year	$66	$66
After one year through five years	270	278
After five years through ten years	151	152
After ten years	8,898	9,107
Subtotal	9,385	9,603
Equity and other nondebt securities:
Auction-rate preferred securities	423	408
Money market and other mutual funds	93	93
Total investment securities available-for-sale	$9,901	$10,104
Included in the contractual maturity distribution in the table above were auction-rate securities with a total amortized cost and fair value of $28 million and $24 million, respectively. Auction-rate securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions. At each successful auction, the Corporation has the option to sell the security at par value. Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt. As a result, the expected life of auction-rate securities may differ significantly from the contractual life. Also included in the table above were residential mortgage-backed securities with a total amortized cost and fair value of $9.3 billion and $9.5 billion, respectively. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At December 31, 2011, investment securities with a carrying value of $2.6 billion were pledged where permitted or required by law to secure $1.7 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes auction-rate securities activity for the years ended December 31, 2011 and 2010.

(in millions)	Par Value	Fair Value (a)
Balance at January 1, 2010	$985	$901
Called, redeemed or sold subsequent to repurchase	(308)	(282)
Net securities gains		8
Net unrealized losses (b)		(18)
Balance at December 31, 2010	$677	$609
Called, redeemed or sold subsequent to repurchase	(201)	(201)
Net securities gains		10
Net unrealized gains (b)		14
Balance at December 31, 2011	$476	$432

(a)	Recorded in “investment securities available-for-sale” on the consolidated balance sheets.

(b)	Changes in fair value recognized in accumulated other comprehensive income (loss).
In January 2012, auction-rate preferred securities with a par value of $95 million were redeemed at par.
NOTE 5 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table summarizes nonperforming assets.

(in millions)
December 31	2011	2010
Nonaccrual loans	$860	$1,080
Reduced-rate loans (a)	27	43
Total nonperforming loans	887	1,123
Foreclosed property	94	112
Total nonperforming assets	$981	$1,235

(a)	Reduced-rate business loans totaled $8 million and $26 million, respectively, and reduced-rate retail loans totaled $19 million and $17 million, respectively, at December 31, 2011 and 2010.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (c)	Total Loans
December 31, 2011
Business loans:
Commercial	$45	$6	$8	$59	$237	$24,700	$24,996
Real estate construction:
Commercial Real Estate business line (a)	15	5	—	20	93	990	1,103
Other business lines (b)	1	1	1	3	8	419	430
Total real estate construction	16	6	1	23	101	1,409	1,533
Commercial mortgage:
Commercial Real Estate business line (a)	62	16	1	79	159	2,269	2,507
Other business lines (b)	34	22	31	87	268	7,402	7,757
Total commercial mortgage	96	38	32	166	427	9,671	10,264
Lease financing	—	—	—	—	5	900	905
International	2	—	—	2	8	1,160	1,170
Total business loans	159	50	41	250	778	37,840	38,868
Retail loans:
Residential mortgage	28	6	6	40	71	1,415	1,526
Consumer:
Home equity	11	8	6	25	5	1,625	1,655
Other consumer	11	2	5	18	6	606	630
Total consumer	22	10	11	43	11	2,231	2,285
Total retail loans	50	16	17	83	82	3,646	3,811
Total loans	$209	$66	$58	$333	$860	$41,486	$42,679
December 31, 2010
Business loans:
Commercial	$84	$28	$3	$115	$252	$21,778	$22,145
Real estate construction:
Commercial Real Estate business line (a)	27	—	17	44	259	1,523	1,826
Other business lines (b)	2	—	5	7	4	416	427
Total real estate construction	29	—	22	51	263	1,939	2,253
Commercial mortgage:
Commercial Real Estate business line (a)	8	1	—	9	181	1,747	1,937
Other business lines (b)	28	25	16	69	302	7,459	7,830
Total commercial mortgage	36	26	16	78	483	9,206	9,767
Lease financing	—	—	—	—	7	1,002	1,009
International	1	—	—	1	2	1,129	1,132
Total business loans	150	54	41	245	1,007	35,054	36,306
Retail loans:
Residential mortgage	33	23	7	63	55	1,501	1,619
Consumer:
Home equity	11	4	10	25	5	1,674	1,704
Other consumer	4	2	4	10	13	584	607
Total consumer	15	6	14	35	18	2,258	2,311
Total retail loans	48	29	21	98	73	3,759	3,930
Total loans	$198	$83	$62	$343	$1,080	$38,813	$40,236

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Included acquired PCI loans with a total carrying value of $87 million at December 31, 2011.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table details the changes in the allowance for loan losses and related loan amounts.

	2011			2010
(dollar amounts in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total	2009
Years Ended December 31
Allowance for loan losses:
Balance at beginning of period	$824	$77	$901	$915	$70	$985	$770
Loan charge-offs	(375)	(48)	(423)	(574)	(53)	(627)	(895)
Recoveries on loans previously charged-off	89	6	95	58	5	63	27
Net loan charge-offs	(286)	(42)	(328)	(516)	(48)	(564)	(868)
Provision for loan losses	110	43	153	425	55	480	1,082
Foreign currency translation adjustment	—	—	—	—	—	—	1
Balance at end of period	$648	$78	$726	$824	$77	$901	$985
As a percentage of total loans	1.67%	2.04%	1.70%	2.27%	1.96%	2.24%	2.34%
December 31
Allowance for loan losses:
Individually evaluated for impairment	$149	$4	$153	$192	$5	$197	$193
Collectively evaluated for impairment	499	74	573	632	72	704	792
PCI loans	—	—	—	—	—	—	—
Total allowance for loan losses	$648	$78	$726	$824	$77	$901	$985
Loans:
Individually evaluated for impairment	$719	$52	$771	$927	$47	$974	$986
Collectively evaluated for impairment	38,068	3,753	41,821	35,379	3,883	39,262	41,175
PCI loans	81	6	87	—	—	—	—
Total loans evaluated for impairment	$38,868	$3,811	$42,679	$36,306	$3,930	$40,236	$42,161
Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

(in millions)
Years Ended December 31	2011	2010	2009
Balance at beginning of period	$35	$37	$38
Charge-offs on lending-related commitments (a)	—	—	(1)
Provision for credit losses on lending-related commitments	(9)	(2)	—
Balance at end of period	$26	$35	$37
Unfunded lending-related commitments sold	$5	$2	$1
(a)    Charge-offs result from the sale of unfunded lending-related commitments.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
December 31, 2011
Business loans:
Commercial	$2	$244	$246	$348	$57
Real estate construction:
Commercial Real Estate business line (a)	—	102	102	146	18
Other business lines (b)	—	5	5	7	1
Total real estate construction	—	107	107	153	19
Commercial mortgage:
Commercial Real Estate business line (a)	—	148	148	198	34
Other business lines (b)	6	201	207	299	36
Total commercial mortgage	6	349	355	497	70
Lease financing	—	3	3	6	1
International	—	8	8	10	2
Total business loans	8	711	719	1,014	149
Retail loans:
Residential mortgage	16	30	46	51	3
Consumer:
Home equity	—	1	1	1	—
Other consumer	—	5	5	12	1
Total consumer	—	6	6	13	1
Total retail loans	16	36	52	64	4
Total individually evaluated impaired loans	$24	$747	$771	$1,078	$153
December 31, 2010
Business loans:
Commercial	$9	$237	$246	$398	$55
Real estate construction:
Commercial Real Estate business line (a)	—	249	249	400	51
Commercial mortgage:
Commercial Real Estate business line (a)	—	178	178	282	35
Other business lines (b)	—	245	245	325	49
Total commercial mortgage	—	423	423	607	84
Lease financing	—	7	7	15	1
International	—	2	2	2	1
Total business loans	9	918	927	1,422	192
Retail loans:
Residential mortgage	8	29	37	41	3
Consumer:
Other consumer	—	10	10	14	2
Total retail loans	8	39	47	55	5
Total individually evaluated impaired loans	$17	$957	$974	$1,477	$197

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to reduced-rate loans.

	2011		2010
(in millions) Years Ended December 31	Average Impaired Loans for the Year	Interest Income Recognized for the Year	Average Impaired Loans for the Year	Interest Income Recognized for the Year
Business loans:
Commercial	$251	$5	$220	$3
Real estate construction:
Commercial Real Estate business line (a)	153	—	355	1
Other business lines (b)	2	—	1	—
Total real estate construction	155	—	356	1
Commercial mortgage:
Commercial Real Estate business line (a)	180	—	151	1
Other business lines (b)	220	4	203	2
Total commercial mortgage	400	4	354	3
Lease financing	6	—	11	—
International	5	—	9	1
Total business loans	817	9	950	8
Retail loans:
Residential mortgage	42	1	33	—
Consumer loans:
Home equity	—	—	—	—
Other consumer	6	—	4	—
Total consumer	6	—	4	—
Total retail loans	48	1	37	—
Total individually evaluated impaired loans	$865	$10	$987	$8

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table details the recorded balance at December 31, 2011 of loans considered to be TDRs that were restructured during the year ended December 31, 2011, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Year ended December 31, 2011
Business loans:
Commercial	$91	$1	$6	$98
Real estate construction:
Commercial Real Estate business line (c)	20	3	15	38
Commercial mortgage:
Commercial Real Estate business line (c)	29	—	—	29
Other business lines (d)	41	22	6	69
Total commercial mortgage	70	22	6	98
Lease financing	—	3	—	3
International	—	—	4	4
Total business loans	181	29	31	241
Retail loans:
Residential mortgage	1	10	—	11
Consumer:
Home equity	3	1	—	4
Total retail loans	4	11	—	15
Total loans	$185	$40	$31	$256

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)
Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loan which is expected to be collected; and a "B" note, which is either fully charged off or exchanged for an equity interest.

(c)	Primarily loans to real estate investors and developers.

(d)	Primarily loans secured by owner-occupied real estate.
At December 31, 2011 and 2010, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $13 million and $7 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the year ended December 31, 2011 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the year ended December 31, 2011 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. For reduced-rate loans and AB Note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. During the year ended December 31, 2011, loans with a carrying value of $40 million at December 31, 2011 had been modified by reducing the rate on the loans. Of these modifications, $10 million, primarily consisting of real estate construction and residential mortgage loans, subsequently defaulted during the same twelve-month period. During the year ended December 31, 2011, loans with a carrying value of $31 million at December 31, 2011 had been restructured into two notes. Of these modifications, $2 million of commercial loans subsequently defaulted during the same twelve-month period. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. During the year ended December 31, 2011, loans with a carrying value of $185 million at December 31, 2011 had been modified by principal deferral. Of these principal deferral modifications, $100 million, primarily consisting of commercial loans and commercial mortgage loans included in the commercial real estate business line, subsequently experienced a change in the risk rating such that the loans are currently included in non-performing loans. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
December 31, 2011
Business loans:
Commercial	$23,206	$898	$655	$237	$24,996
Real estate construction:
Commercial Real Estate business line (e)	768	139	103	93	1,103
Other business lines (f)	370	23	29	8	430
Total real estate construction	1,138	162	132	101	1,533
Commercial mortgage:
Commercial Real Estate business line (e)	1,728	409	211	159	2,507
Other business lines (f)	6,541	415	533	268	7,757
Total commercial mortgage	8,269	824	744	427	10,264
Lease financing	865	18	17	5	905
International	1,097	33	32	8	1,170
Total business loans	34,575	1,935	1,580	778	38,868
Retail loans:
Residential mortgage	1,434	12	9	71	1,526
Consumer:
Home equity	1,600	22	28	5	1,655
Other consumer	603	12	9	6	630
Total consumer	2,203	34	37	11	2,285
Total retail loans	3,637	46	46	82	3,811
Total loans	$38,212	$1,981	$1,626	$860	$42,679
December 31, 2010
Business loans:
Commercial	$19,884	$1,015	$994	$252	$22,145
Real estate construction:
Commercial Real Estate business line (e)	1,025	333	209	259	1,826
Other business lines (f)	383	20	20	4	427
Total real estate construction	1,408	353	229	263	2,253
Commercial mortgage:
Commercial Real Estate business line (e)	1,104	372	280	181	1,937
Other business lines (f)	6,595	508	425	302	7,830
Total commercial mortgage	7,699	880	705	483	9,767
Lease financing	962	13	27	7	1,009
International	963	112	55	2	1,132
Total business loans	30,916	2,373	2,010	1,007	36,306
Retail loans:
Residential mortgage	1,541	6	17	55	1,619
Consumer:
Home equity	1,662	26	11	5	1,704
Other consumer	575	8	11	13	607
Total consumer	2,237	34	22	18	2,311
Total retail loans	3,778	40	39	73	3,930
Total loans	$34,694	$2,413	$2,049	$1,080	$40,236

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

(b)
Special mention loans are accruing loans that have potential credit weaknesses that deserve management’s close attention, such as loans to borrowers who may be experiencing financial difficulties that may result in deterioration of repayment prospects from the borrower at some future date. Included in the special mention category were $481 million and $546 million at December 31, 2011 and 2010, respectively, of loans proactively monitored by management that were considered “pass” by regulatory authorities.

(c)
Substandard loans are accruing loans that have a well-defined weakness, or weaknesses, such as loans to borrowers who may be experiencing losses from operations or inadequate liquidity of a degree and duration that jeopardizes the orderly repayment of the loan. Substandard loans also are distinguished by the distinct possibility of loss in the future if these weaknesses are not corrected. PCI loans are included in the substandard category. This category is generally consistent with the "substandard" category as defined by regulatory authorities.

(d)
Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to Note 1. A significant majority of nonaccrual loans are generally consistent with the "substandard" category and the remainder are generally consistent with the "doubtful" category as defined by regulatory authorities.

(e)	Primarily loans to real estate investors and developers.

(f)	Primarily loans secured by owner-occupied real estate.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 6 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. Concentrations of both on-balance sheet and off-balance sheet credit risk are controlled and monitored as part of credit policies. The Corporation is a regional financial services holding company with a geographic concentration of its on-balance-sheet and off-balance-sheet activities in Michigan, California and Texas.
As outlined below, the Corporation has a concentration of credit risk with the automotive industry. Loans to automotive dealers and to borrowers involved with automotive production are reported as automotive, as management believes these loans have similar economic characteristics that might cause them to react similarly to changes in economic conditions. This aggregation involves the exercise of judgment. Included in automotive production are: (a) original equipment manufacturers and Tier 1 and Tier 2 suppliers that produce components used in vehicles and whose primary revenue source is automotive-related (“primary” defined as greater than 50%) and (b) other manufacturers that produce components used in vehicles and whose primary revenue source is automotive-related. Loans less than $1 million and loans recorded in the Small Business loan portfolio were excluded from the definition. Outstanding loans and total exposure from loans, unused commitments and standby letters of credit to companies related to the automotive industry were as follows:

(in millions)
December 31	2011	2010
Automotive loans:
Production	$931	$831
Dealer	3,894	4,011
Total automotive loans	$4,825	$4,842
Total automotive exposure:
Production	$1,698	$1,778
Dealer	5,831	5,758
Total automotive exposure	$7,529	$7,536
Further, the Corporation’s portfolio of commercial real estate loans, which includes real estate construction and commercial mortgage loans, was as follows.

(in millions)
December 31	2011	2010
Real estate construction loans:
Commercial Real Estate business line (a)	$1,103	$1,826
Other business lines (b)	430	427
Total real estate construction loans	1,533	2,253
Commercial mortgage loans:
Commercial Real Estate business line (a)	2,507	1,937
Other business lines (b)	7,757	7,830
Total commercial mortgage loans	10,264	9,767
Total commercial real estate loans	$11,797	$12,020
Total unused commitments on commercial real estate loans	$690	$707

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 7 - PREMISES AND EQUIPMENT
A summary of premises and equipment by major category follows:

(in millions)
December 31	2011	2010
Land	$94	$92
Buildings and improvements	830	778
Furniture and equipment	527	503
Total cost	1,451	1,373
Less: Accumulated depreciation and amortization	(776)	(743)
Net book value	$675	$630
The Corporation conducts a portion of its business from leased facilities and leases certain equipment. Rental expense for leased properties and equipment amounted to $83 million, $82 million and $84 million in 2011, 2010 and 2009, respectively. As of December 31, 2011, future minimum payments under operating leases and other long-term obligations were as follows:

(in millions)
Years Ending December 31
2012	$123
2013	117
2014	95
2015	81
2016	58
Thereafter	403
Total	$877
NOTE 8 - GOODWILL AND INTANGIBLE ASSETS
As discussed in Note 2, as a result of the acquisition of Sterling on July 28, 2011, the Corporation recorded $485 million of goodwill, which was allocated to the three reporting units based on each reporting units' estimated economic benefit from the transaction. Changes in goodwill in the consolidated balance sheets from December 31, 2010 to December 31, 2011 attributable to the acquisition of Sterling were allocated to the Corporation's business segments as follows.

(in millions)	Business Bank	Retail Bank	Wealth Management	Total
Balances at December 31, 2010 and 2009	$90	$47	$13	$150
Sterling acquisition	290	147	48	485
Balance at December 31, 2011	$380	$194	$61	$635
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests indicate goodwill might be impaired.
The annual test of goodwill impairment was performed as of the beginning of the third quarter 2011 prior to the acquisition of Sterling. As a result of deterioration in overall market and economic conditions, clarification regarding legislative and regulatory changes and the announcement by the Federal Reserve that the Federal Funds target rate is expected to be held constant through the middle of 2013, the Corporation determined that an additional interim goodwill impairment test should be performed in the third quarter 2011. The Corporation included the effects of the Sterling acquisition when performing the additional interim goodwill impairment test.
At the conclusion of the first step of the annual and interim goodwill impairment tests performed in the third quarter 2011 and the annual goodwill impairment test performed in the third quarter 2010, the estimated fair values of all reporting units exceeded their carrying amounts, including goodwill.
Also as a result of the acquisition of Sterling, the Corporation recorded a core deposit intangible of $34 million. The core deposit intangible is being amortized on an accelerated basis over the estimated life, currently expected to be approximately 10 years. The carrying amount of the core deposit intangible at December 31, 2011 and the related amortization expense for the year

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

then ended were $29 million and $5 million, respectively. At December 31, 2011, estimated future amortization expense was as follows:

(in millions)
Years Ending December 31
2012	$9
2013	4
2014	3
2015	3
2016	2
Thereafter	8
Total	$29

NOTE 9 - DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, the Corporation enters into various transactions involving derivative and credit-related financial instruments to manage exposure to fluctuations in interest rate, foreign currency and other market risks and to meet the financing needs of customers (customer-initiated derivatives). These financial instruments involve, to varying degrees, elements of market and credit risk. Derivatives are carried at fair value in the consolidated financial statements. Market and credit risk are included in the determination of fair value.
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. For derivatives with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement, on a net basis, of contracts entered into with the same counterparty. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government agencies to collateralize amounts due to either party beyond certain risk limits. At December 31, 2011, counterparties had pledged marketable investment securities to secure approximately 90 percent of the fair value of contracts with bilateral collateral agreements in an unrealized gain position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2011 was $100 million, for which the Corporation had pledged collateral of $85 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2011, the Corporation would have been required to assign an additional $15 million of collateral to its counterparties.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

DERIVATIVE INSTRUMENTS
Derivative instruments utilized by the Corporation are negotiated over-the-counter and primarily include swaps, caps and floors, forward contracts and options, each of which may relate to interest rates, energy commodity prices or foreign exchange rates. Swaps are agreements in which two parties periodically exchange cash payments based on specified indices applied to a specified notional amount until a stated maturity. Caps and floors are agreements which entitle the buyer to receive cash payments based on the difference between a specified reference rate or price and an agreed strike rate or price, applied to a specified notional amount until a stated maturity. Forward contracts are over-the-counter agreements to buy or sell an asset at a specified future date and price. Options are similar to forward contracts except the purchaser has the right, but not the obligation, to buy or sell the asset during a specified period or at a specified future date.
Over-the-counter contracts are tailored to meet the needs of the counterparties involved and, therefore, contain a greater degree of credit risk and liquidity risk than exchange-traded contracts, which have standardized terms and readily available price information. The Corporation reduces exposure to credit and liquidity risks from over-the-counter derivative instruments entered into for risk management purposes, and transactions entered into to mitigate the market risk associated with customer-initiated transactions, by conducting such transactions with investment grade domestic and foreign financial institutions and subjecting counterparties to credit approvals, limits and monitoring procedures similar to those used in making other extensions of credit.
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at December 31, 2011 and 2010. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	December 31, 2011			December 31, 2010
		Fair Value (a)			Fair Value (a)
(in millions)	Notional/ Contract Amount (b)	Asset Derivatives	Liability Derivatives	Notional/ Contract Amount (b)	Asset Derivatives	Liability Derivatives
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - cash flow - receive fixed/pay floating	$—	$—	$—	$800	$3	$—
Swaps - fair value - receive fixed/pay floating	1,450	317	—	1,600	263	—
Total risk management interest rate swaps designated as hedging instruments	1,450	317	—	2,400	266	—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	229	1	1	220	2	—
Total risk management purposes	$1,679	$318	$1	$2,620	$268	$—
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	$421	$—	$3	$697	$—	$7
Caps and floors purchased	421	3	—	697	7	—
Swaps	9,699	282	250	9,126	269	242
Total interest rate contracts	10,541	285	253	10,520	276	249
Energy contracts:
Caps and floors written	1,141	—	86	1,106	—	62
Caps and floors purchased	1,141	86	—	1,106	62	—
Swaps	379	29	29	411	41	41
Total energy contracts	2,661	115	115	2,623	103	103
Foreign exchange contracts:
Spot, forwards, options and swaps	2,842	39	34	2,497	49	48
Total customer-initiated and other activities	$16,044	$439	$402	$15,640	$428	$400
Total derivatives	$17,723	$757	$403	$18,260	$696	$400

(a)
Asset derivatives are included in “accrued income and other assets” and liability derivatives are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of derivative assets and liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of derivative assets included credit valuation adjustments for counterparty credit risk totaling $4 million and $5 million at December 31, 2011 and 2010, respectively.

(b)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Risk management fair value interest rate swaps generated net interest income of $72 million and $77 million for the years ended December 31, 2011 and 2010, respectively.
The net gains (losses) recognized in "other noninterest income" (i.e., the ineffective portion) in the consolidated statements of income on risk management derivative instruments designated as fair value hedges of fixed-rate debt were as follows.

(in millions) Years Ended December 31	2011	2010
Interest rate swaps	$1	$(3)
As part of a cash flow hedging strategy, the Corporation entered into interest rate swap agreements that effectively converted a portion of existing and forecasted floating-rate loans to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest income over the life of the agreements. In the first quarter 2011, the remaining $800 million notional amount of interest rate swap agreements outstanding as of December 31, 2010 matured. As of December 31, 2011 the Corporation had no interest rate swap agreements designated as cash flow hedges of loans outstanding.
The net gains (losses) recognized in income and OCI on risk management derivatives designated as cash flow hedges of loans for the years ended December 31, 2011 and 2010 are displayed in the table below.

(in millions) Years Ended December 31	2011	2010
Interest rate swaps
Gain (loss) recognized in OCI (effective portion)	$(2)	$2
Gain recognized in other noninterest income (ineffective portion)	1	1
Gain reclassified from accumulated OCI into interest and fees on loans (effective portion)	1	28
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks.
The Corporation recognized an insignificant amount of net gains (losses) on risk management derivative instruments used as economic hedges in "other noninterest income" in the consolidated statements of income for the years ended December 31, 2011 and 2010.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of December 31, 2011 and 2010.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
December 31, 2011
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,450	5.4	5.45%	0.60%
Total risk management interest rate swaps	$1,450
December 31, 2010
Swaps - cash flow - receive fixed/pay floating rate
Variable rate loan designation	$800	0.1	4.75%	3.25%
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,600	7.1	5.73	0.85
Total risk management interest rate swaps	$2,400

(a)	Variable rates paid on receive fixed swaps are based on prime and six-month LIBOR rates in effect at December 31, 2011 and 2010.
Management believes these hedging strategies achieve the desired relationship between the rate maturities of assets and funding sources which, in turn, reduce the overall exposure of net interest income to interest rate risk, although there can be no assurance that such strategies will be successful.
Customer-Initiated and Other
The Corporation enters into derivative transactions at the request of customers and generally takes offsetting positions with dealer counterparties to mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position.
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized in “other noninterest income” in the consolidated statements of income net gains of $1 million in each of the years ended December 31, 2011, 2010 and 2009.
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

(in millions)
Years Ended December 31	Location of Gain	2011	2010
Interest rate contracts	Other noninterest income	$15	$7
Energy contracts	Other noninterest income	1	1
Foreign exchange contracts	Foreign exchange income	38	36
Total		$54	$44

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

CREDIT-RELATED FINANCIAL INSTRUMENTS
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)
December 31	2011	2010
Unused commitments to extend credit:
Commercial and other	$24,819	$23,578
Bankcard, revolving check credit and home equity loan commitments	1,612	1,568
Total unused commitments to extend credit	$26,431	$25,146
Standby letters of credit	$5,325	$5,453
Commercial letters of credit	132	93
Other credit-related financial instruments	6	1
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At December 31, 2011 and 2010, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $26 million and $35 million, respectively. The Corporation recorded a purchase discount for lending-related commitments acquired from Sterling on July 28, 2011. An allowance for credit losses will be recorded on Sterling lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. At December 31, 2011, no allowance was recorded for Sterling lending-related commitments and $3 million of purchase discount remained.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $9 million and $16 million at December 31, 2011 and 2010, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2021. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $271 million and $298 million, respectively, of the $5.5 billion standby and commercial letters of credit outstanding at both December 31, 2011 and 2010.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $89 million at December 31, 2011, including $72 million in deferred fees and $17 million in the allowance for credit losses on lending-related commitments. At December 31, 2010, the comparable amounts were $83 million, $64 million and $19 million, respectively.
The following table presents a summary of internally classified watch list standby and commercial letters of credit at December 31, 2011 and 2010. The Corporations internal watch list is generally consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)
December 31	2011	2010
Total watch list standby and commercial letters of credit	$195	$243
As a percentage of total outstanding standby and commercial letters of credit	3.6%	4.4%

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of December 31, 2011 and 2010, the total notional amount of the credit risk participation agreements was approximately $394 million and $316 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $12 million at both December 31, 2011 and 2010, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of December 31, 2011, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.5 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B shares. The fair value of the derivative liability, included in "accrued expenses and other liabilities" on the consolidated balance sheets, was approximately $6 million and $1 million at December 31, 2011 and 2010, respectively.
NOTE 10 - VARIABLE INTEREST ENTITIES (VIEs)
The Corporation evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Corporation is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. The following provides a summary of the VIEs in which the Corporation has an interest.
The Corporation has a limited partnership interest in 155 low income housing tax credit/historic rehabilitation tax credit partnerships. These entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities, as the general partner has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. While the partnership agreements allow the limited partners, through a majority vote, to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause.
The Corporation accounts for its interest in these partnerships on either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement with these entities at December 31, 2011 was limited to approximately $352 million, which reflected the book basis of the Corporation's investment and unfunded commitments for future investments.
As a limited partner, the Corporation obtains income tax credits and deductions from the operating losses of these low income housing tax credit/historic rehabilitation tax credit partnerships, which are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable. These income tax credits and deductions are allocated to the funds’ investors based on their ownership percentages. Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other noninterest income” on the consolidated statements of income. In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund low income housing partnerships ($99 million at December 31, 2011).
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the years ended December 31, 2011 and 2010.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes the impact of these VIEs on line items on the Corporation’s consolidated statements of income.

	Years Ended December 31
(in millions)	2011	2010	2009
Other noninterest income	$(52)	$(51)	$(48)
Provision (benefit) for income taxes (a)	(51)	(49)	(46)

(a)	Income tax credits from low income housing tax credit/historic rehabilitation tax credit partnerships.
For further information on the Corporation’s consolidation policy, see Note 1.
NOTE 11 - DEPOSITS
At December 31, 2011, the scheduled maturities of certificates of deposit and other deposits with a stated maturity were as follows:

(in millions)
Years Ending December 31
2012	$5,152
2013	645
2014	163
2015	60
2016	46
Thereafter	90
Total	$6,156
A maturity distribution of domestic certificates of deposit of $100,000 and over follows:

(in millions)
December 31	2011	2010
Three months or less	$1,257	$1,109
Over three months to six months	609	560
Over six months to twelve months	1,062	928
Over twelve months	618	548
Total	$3,546	$3,145
All foreign office time deposits of $348 million and $432 million at December 31, 2011 and 2010, respectively, were in denominations of $100,000 or more.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 12 - SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowings, which may consist of commercial paper, borrowed securities, term federal funds purchased, short-term notes, treasury tax and loan deposits and, in 2009, Federal Reserve Term Auction Facility borrowings, generally mature within one to 120 days from the transaction date.
At December 31, 2011, Comerica Bank (the Bank), a subsidiary of the Corporation, had pledged loans totaling $22 billion which provided for up to $14 billion of available collateralized borrowing with the FRB.
The following table provides a summary of short-term borrowings.

(dollar amounts in millions)	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	Other Short-term Borrowings
December 31, 2011
Amount outstanding at year-end	$70	$—
Weighted average interest rate at year-end	0.05%	—%
Maximum month-end balance during the year	$317	$18
Average balance outstanding during the year	137	1
Weighted average interest rate during the year	0.09%	4.33%
December 31, 2010
Amount outstanding at year-end	$126	$4
Weighted average interest rate at year-end	0.12%	4.95%
Maximum month-end balance during the year	$474	$16
Average balance outstanding during the year	210	6
Weighted average interest rate during the year	0.11%	5.31%
December 31, 2009
Amount outstanding at year-end	$462	$—
Weighted average interest rate at year-end	0.03%	—%
Maximum month-end balance during the year	$655	$2,558
Average balance outstanding during the year	467	532
Weighted average interest rate during the year	0.19%	0.28%

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 13 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)
December 31	2011	2010
Parent company
Subordinated notes:
4.80% subordinated notes due 2015	$338	$337
Subordinated notes related to trust preferred securities (a)	30	—
Total subordinated notes	368	337
Medium-term notes:
3.00% notes due 2015	298	298
Total parent company	666	635
Subsidiaries
Subordinated notes:
7.375% subordinated notes due 2013 (a)	53	—
5.70% subordinated notes due 2014	276	280
5.75% subordinated notes due 2016	699	691
5.20% subordinated notes due 2017	595	568
Floating-rate based on LIBOR index subordinated notes due 2018 (a)	26	—
8.375% subordinated notes due 2024	189	191
7.875% subordinated notes due 2026	243	213
Total subordinated notes	2,081	1,943
Medium-term notes:
Floating-rate based on LIBOR indices due 2011 to 2012	158	1,017
Federal Home Loan Bank advances:
Floating-rate based on LIBOR indices due 2011 to 2014	2,000	2,500
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	39	43
Total subsidiaries	4,278	5,503
Total medium- and long-term debt	$4,944	$6,138
(a)    Medium- and long-term debt assumed in Sterling acquisition.
The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.
On July 28, 2011, the Corporation assumed $83 million of subordinated notes from Sterling related to trust preferred securities issued by unconsolidated subsidiaries. On October 27, 2011, the Corporation fully redeemed $32 million of 8.30% fixed rate subordinated notes, and the related trust preferred securities, with an original maturity date of September 26, 2032, and on December 31, 2011, the Corporation fully redeemed $21 million of floating rate subordinated notes, and the related trust preferred securities, with an original maturity date of August 30, 2032. At December 31, 2011, subordinated notes assumed from Sterling related to trust preferred securities issued by unconsolidated subsidiaries were as follows:

(in millions) Maturity Date	Subordinated Notes Owed to Unconsolidated Subsidiaries	Interest Rate	Trust Preferred Securities Outstanding
January 7, 2012	$4	3-month LIBOR plus 3.10%	$4
June 15, 2037	26	3-month LIBOR plus 1.60%	25
Total	$30		$29
On January 7, 2012, the Corporation fully redeemed $4 million of floating rate subordinated notes, and the related trust preferred securities, with an original maturity date of July 7, 2033. Trust preferred securities with remaining maturities greater than one year qualify as Tier 1 capital. All other subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Comerica Bank (the Bank), a subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB advances bear interest at variable rates based on LIBOR and were secured by a blanket lien on $15 billion of real estate-related loans at December 31, 2011.
The Corporation currently has a $15 billion medium-term senior note program. This program allows the Bank to issue fixed- or floating-rate notes with maturities between three months and 30 years. The Bank did not issue any notes under the senior note program during the years ended December 31, 2011 and 2010. The interest rate on the floating rate medium-term notes due in 2012 outstanding at December 31, 2011 was three-month LIBOR plus 0.145%. The medium-term notes do not qualify as Tier 2 capital and are not insured by the FDIC.
At December 31, 2011, the principal maturities of medium- and long-term debt were as follows:

(in millions)
Years Ending December 31
2012	$167
2013	1,056
2014	1,256
2015	606
2016	650
Thereafter	867
Total	$4,602
NOTE 14 - SHAREHOLDERS’ EQUITY
In July 2011, in connection with the acquisition of Sterling, the Corporation issued 24.3 million shares of common stock with an acquisition date fair value of $793 million. Based on the merger agreement, outstanding and unexercised options to purchase Sterling common stock were converted into fully vested options to purchase common stock of the Corporation. In addition, outstanding warrants to purchase Sterling common stock were converted into warrants to purchase shares of common stock of the Corporation at an effective exercise price of $30.36 per share. The options and warrants issued were recorded in “capital surplus” at their acquisition date fair values of $3 million and $7 million, respectively. For further information regarding the acquisition of Sterling, refer to Note 2.
In November 2010, the Board of Directors of the Corporation (the Board) authorized the repurchase of up to 12.6 million shares of Comerica Incorporated outstanding common stock and authorized the purchase of up to all 11.5 million of the Corporation’s original outstanding warrants. There is no expiration date for the Corporation’s share repurchase program. There were no open market repurchases of common stock or warrants in 2010 and 2009.
The following table summarizes the Corporation’s share repurchase activity for the year ended December 31, 2011.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2011	400	23,656	548	$39.40	$—
Total second quarter 2011	—	23,656	3	37.27	—
Total third quarter 2011	2,124	21,532	2,153	25.38	—
October 2011	440	21,092	457	25.17	—
November 2011	1,065	20,027	1,065	25.21	—
December 2011	80	19,947	81	25.92	—
Total fourth quarter 2011	1,585	19,947	1,603	25.23	—
Total 2011	4,109	19,947	4,307	27.12	—

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 198,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan. These transactions are not considered part of the Corporation's repurchase program.

(c)	The Corporation made no repurchases of warrants under the repurchase program during 2011.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

In the first quarter 2010, the Corporation fully redeemed $2.25 billion of Fixed Rate Cumulative Perpetual Preferred Stock (preferred stock) issued in 2008 in connection with the U.S. Department of Treasury (U.S. Treasury) Capital Purchase Program. The redemption was funded by the net proceeds from an $880 million common stock offering completed in the first quarter 2010 and from excess liquidity at the parent company. The redemption resulted in a one-time, non-cash redemption charge of $94 million in the first quarter 2010, reflecting the accelerated accretion of the remaining discount, which reduced diluted earnings per common share by $0.54 for the year ended December 31, 2010. The total impact of the preferred stock, including the redemption charge, cash dividends of $24 million and non-cash discount accretion of $5 million, was a reduction to diluted earnings per common share of $0.71 for the year ended December 31, 2010.
In the second quarter 2010, the U.S. Treasury sold the related warrant, which granted the right to purchase 11.5 million shares of the Corporation’s common stock at $29.40 per share. Prior to the public sale, the warrant was separated into 11.5 million warrants to purchase one share of the Corporation’s common stock at an exercise price of $29.40 per share. The sale of the warrant by the U.S. Treasury had no impact on the Corporation’s equity. The warrants remained outstanding at December 31, 2011 and were included in “capital surplus” on the consolidated statements of changes in shareholders’ equity at their original fair value of $124 million.
At December 31, 2011, the Corporation had 12.1 million shares of common stock reserved for warrants, 24.6 million shares of common stock reserved for stock option exercises and 1.9 million shares of restricted stock outstanding to employees and directors under share-based compensation plans.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) includes the change in net unrealized gains and losses on investment securities available-for-sale, the change in accumulated net gains and losses on cash flow hedges and the change in the accumulated defined benefit and other postretirement plans adjustment. Total comprehensive income (loss) was $426 million, $224 million and $(10) million for the years ended December 31, 2011, 2010 and 2009, respectively. The $202 million increase in total comprehensive income for the year ended December 31, 2011, when compared to 2010, resulted primarily from a $116 million increase in net income and a $112 million after-tax increase in net unrealized gains on investment securities available-for-sale. The following table presents reconciliations of the components of accumulated other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009.
For further discussion of the effects of investment securities available-for-sale, derivative instruments and defined benefit and other postretirement benefit plans on other comprehensive income (loss) refer to Notes 1, 9 and 18, respectively.

(in millions)
Years Ended December 31	2011	2010	2009
Accumulated net unrealized gains on investment securities available-for-sale:
Balance at beginning of period, net of tax	$14	$11	$131
Net unrealized holding gains arising during the period	202	12	56
Less: Reclassification adjustment for net gains included in net income	21	8	245
Change in net unrealized gains before income taxes	181	4	(189)
Less: Provision for income taxes	66	1	(69)
Change in net unrealized gains on investment securities available-for-sale, net of tax	115	3	(120)
Balance at end of period, net of tax	$129	$14	$11
Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$2	$18	$30
Net cash flow hedge gains (losses) arising during the period	(2)	2	15
Less: Reclassification adjustment for net gains included in net income	1	28	34
Change in net cash flow hedge gains before income taxes	(3)	(26)	(19)
Less: Provision for income taxes	(1)	(10)	(7)
Change in net cash flow hedge gains, net of tax	(2)	(16)	(12)
Balance at end of period, net of tax	$—	$2	$18
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(405)	$(365)	$(470)
Net defined benefit pension and other postretirement adjustment arising during the period	(176)	(100)	112
Less: Adjustment for amounts recognized as components of net periodic benefit cost during the period	(49)	(39)	(53)
Change in defined benefit pension and other postretirement plans adjustment before income taxes	(127)	(61)	165
Less: Provision for income taxes	(47)	(21)	60
Change in defined benefit pension and other postretirement plans adjustment, net of tax	(80)	(40)	105
Balance at end of period, net of tax	$(485)	$(405)	$(365)
Total accumulated other comprehensive loss at end of period, net of tax	$(356)	$(389)	$(336)

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 16 - NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted income (loss) from continuing operations per common share and net income (loss) per common share are presented in the following table.

(in millions, except per share data)
Years Ended December 31	2011	2010	2009
Basic and diluted
Income from continuing operations	$393	$260	$16
Less:
Preferred stock dividends	—	29	134
Redemption discount accretion on preferred stock	—	94	—
Income allocated to participating securities	4	1	1
Income (loss) from continuing operations attributable to common shares	$389	$136	$(119)
Net income	$393	$277	$17
Less:
Preferred stock dividends	—	29	134
Redemption discount accretion on preferred stock	—	94	—
Income allocated to participating securities	4	1	1
Net income (loss) attributable to common shares	$389	$153	$(118)
Basic average common shares	185	170	149
Basic income (loss) from continuing operations per common share	$2.11	$0.79	$(0.80)
Basic net income (loss) per common share	2.11	0.90	(0.79)
Basic average common shares	185	170	149
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	—	1	—
Net effect of the assumed exercise of warrants	1	2	—
Diluted average common shares	186	173	149
Diluted income (loss) from continuing operations per common share	$2.09	$0.78	$(0.80)
Diluted net income (loss) per common share	2.09	0.88	(0.79)
The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income (loss) per common share because the prices of the options and warrants were greater than the average market price of common shares for the period.

(shares in millions)	2011	2010	2009
Average outstanding options	17.1	15.1	17.6
Range of exercise prices	$25.34 - $64.50	$36.24 - $64.50	$28.07 - $66.81
Average outstanding warrants	6.0		11.5
Exercise price	$29.40 - $30.36		$29.40
Due to the net loss from continuing operations attributable to common shares reported for the year ended December 31, 2009, options to purchase 1.5 million shares, with average exercise prices less than the average market price of common shares for the period, were excluded from the computation of diluted net loss per share, as their inclusion would have been anti-dilutive.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 17 - SHARE-BASED COMPENSATION
Share-based compensation expense is charged to “salaries” expense on the consolidated statements of income. The components of share-based compensation expense for all share-based compensation plans and related tax benefits are as follows.

(in millions)
Years Ended December 31	2011	2010	2009
Total share-based compensation expense	$37	$32	$32
Related tax benefits recognized in net income	$14	$12	$12
The following table summarizes unrecognized compensation expense for all share-based plans:

(dollar amounts in millions)	December 31, 2011
Total unrecognized share-based compensation expense	$46
Weighted-average expected recognition period (in years)	3.2
The Corporation has share-based compensation plans under which it awards both shares of restricted stock and restricted stock units to key executive officers and key personnel and stock options to executive officers, directors and key personnel of the Corporation and its subsidiaries. Restricted stock vests over periods ranging from three years to five years, restricted stock units vest over periods ranging from three years to eight years, and stock options vest over periods ranging from one year to four years. During the period the U.S. Treasury held equity issued under the Capital Purchase Program, restricted share grants were temporarily prohibited from vesting in less than two years from the grant date and retirement-based acceleration was not allowed. These temporary restrictions lengthened the requisite service period and, therefore, the amortization period for retirement eligible grantees. Upon redemption of the preferred stock in the first quarter 2010, the temporary restrictions lapsed. The maturity of each option is determined at the date of grant; however, no options may be exercised later than ten years from the date of grant. The options may have restrictions regarding exercisability. The plans originally provided for a grant of up to 15.7 million common shares, plus shares under certain plans that are forfeited, expire or are cancelled. At December 31, 2011, 5.9 million shares were available for grant.
In 2010, the Corporation provided phantom stock units (PSUs) as a component of compensation for certain executives. The number of PSUs awarded for each pay period was determined by dividing the amount of base salary payable in PSUs for that pay period by the reported closing price on the New York Stock Exchange (NYSE) for a share of the Corporation’s common stock on the pay date for the pay period. PSUs did not include any shareholder rights such as the right to vote or receive dividends, were fully vested when awarded, and were settled in cash in the first quarter 2011. The amount paid upon settlement was equal to the number of PSUs settled multiplied by the reported closing price on the NYSE for a share of the Corporation common stock on the date of settlement. Salaries expense included $7 million related to PSUs for the year ended December 31, 2010.
The Corporation used a binomial model to value stock options granted in the periods presented. Option valuation models require several inputs, including the expected stock price volatility, and changes in input assumptions can materially affect the fair value estimates. The model used may not necessarily provide a reliable single measure of the fair value of employee and director stock options. The risk-free interest rate assumption used in the binomial option-pricing model as outlined in the table below was based on the federal ten-year treasury interest rate. The expected dividend yield was based on the historical and projected dividend yield patterns of the Corporation’s common shares. Expected volatility assumptions considered both the historical volatility of the Corporation’s common stock over a ten-year period and implied volatility based on actively traded options on the Corporation’s common stock with pricing terms and trade dates similar to the stock options granted.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The estimated weighted-average grant-date fair value per option and the underlying binomial option-pricing model assumptions are summarized in the following table:

Years Ended December 31	2011	2010	2009
Weighted-average grant-date fair value per option	$11.58	$11.07	$6.55
Weighted-average assumptions:
Risk-free interest rates	3.43%	3.73%	3.08%
Expected dividend yield	3.00	3.00	4.62
Expected volatility factors of the market price of Comerica common stock	38	40	58
Expected option life (in years)	6.1	6.1	6.4
A summary of the Corporation’s stock option activity and related information for the year ended December 31, 2011 follows:

		Weighted-Average
	Number of Options (in thousands)	Exercise Price per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding-January 1, 2011	19,030	$48.44
Granted	1,981	38.63
Issued in connection with Sterling acquisition	361	32.22
Forfeited or expired	(2,072)	50.39
Exercised	(150)	24.70
Outstanding-December 31, 2011	19,150	47.10	4.7	$11
Outstanding, net of expected forfeitures-December 31, 2011	18,897	47.25	4.6	10
Exercisable-December 31, 2011	14,458	51.26	3.5	5
The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at December 31, 2011, based on the Corporation’s closing stock price of $25.80 at December 31, 2011.
The total intrinsic value of stock options exercised was $1 million and $3 million for the years ended December 31, 2011 and 2010, respectively. There were no stock options exercised during 2009.
A summary of the Corporation’s restricted stock/unit activity and related information for the year ended December 31, 2011 follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2011	1,816	$34.06
Granted	801	38.34
Forfeited	(96)	30.52
Vested	(573)	44.72
Outstanding-December 31, 2011	1,948	$32.86
The total fair value of restricted stock awards that fully vested during the years ended December 31, 2011, 2010 and 2009 was $26 million, $19 million and $16 million, respectively.
The Corporation expects to satisfy the exercise of stock options and future grants of restricted stock by issuing shares of common stock out of treasury. At December 31, 2011, the Corporation held approximately 30,831,076 shares in treasury.
For further information on the Corporation’s share-based compensation plans, refer to Note 1.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 18 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Postretirement Benefit Plans
The Corporation has a qualified and a non-qualified defined benefit pension plan, which together provide benefits for substantially all full-time employees hired before January 1, 2007. Employee benefits expense included defined benefit pension expense of $47 million, $30 million and $57 million in the years ended December 31, 2011, 2010 and 2009, respectively, for the plans. Benefits under the defined benefit plans are based primarily on years of service, age and compensation during the five highest paid consecutive calendar years occurring during the last ten years before retirement.
The Corporation’s postretirement benefit plan continues to provide postretirement health care and life insurance benefits for retirees as of December 31, 1992. The plan also provides certain postretirement health care and life insurance benefits for a limited number of retirees who retired prior to January 1, 2000. For all other employees hired prior to January 1, 2000, a nominal benefit is provided. Employees hired on or after January 1, 2000 are not eligible to participate in the plan. The Corporation funds the pre-1992 retiree plan benefits with bank-owned life insurance.
The following table sets forth reconciliations of plan assets and the projected benefit obligation, the weighted-average assumptions used to determine year-end benefit obligations, and the amounts recognized in accumulated other comprehensive income (loss) for the Corporation’s defined benefit pension plans and postretirement benefit plan at December 31, 2011 and 2010. The Corporation used a measurement date of December 31, 2011 for these plans.

	Defined Benefit Pension Plans
	Qualified		Non-Qualified		Postretirement Benefit Plan
(dollar amounts in millions)	2011	2010	2011	2010	2011	2010
Change in fair value of plan assets:
Fair value of plan assets at January 1	$1,464	$1,338	$—	$—	$73	$73
Actual return on plan assets	92	172	—	—	3	4
Employer contributions	—	—	—	—	(1)	3
Benefits paid	(48)	(46)	—	—	(6)	(7)
Fair value of plan assets at December 31	$1,508	$1,464	$—	$—	$69	$73
Change in projected benefit obligation:
Projected benefit obligation at January 1	$1,409	$1,213	$177	$156	$82	$84
Service cost	29	28	3	3	—	—
Interest cost	76	73	11	9	4	4
Actuarial (gain) loss	126	141	28	16	(2)	1
Benefits paid	(48)	(46)	(9)	(7)	(6)	(7)
Projected benefit obligation at December 31	$1,592	$1,409	$210	$177	$78	$82
Accumulated benefit obligation	$1,465	$1,281	$184	$164	$78	$82
Funded status at December 31 (a) (b)	$(84)	$55	$(210)	$(177)	$(9)	$(9)
Weighted-average assumptions used:
Discount rate	4.99%	5.51%	4.99%	5.51%	4.55%	4.95%
Rate of compensation increase	4.00	4.00	4.00	4.00	n/a	n/a
Healthcare cost trend rate:
Cost trend rate assumed for next year	n/a	n/a	n/a	n/a	8.00	8.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	n/a	5.00	5.00
Year when rate reaches the ultimate trend rate	n/a	n/a	n/a	n/a	2032	2031
Amounts recognized in accumulated other comprehensive income (loss) before income taxes:
Net actuarial gain (loss)	$(637)	$(522)	$(83)	$(61)	$(26)	$(29)
Prior service (cost) credit	(9)	(13)	4	6	(4)	(5)
Net transition obligation	—	—	—	—	(4)	(8)
Balance at December 31	$(646)	$(535)	$(79)	$(55)	$(34)	$(42)

(a)	Based on projected benefit obligation for defined benefit pension plans and accumulated benefit obligation for postretirement benefit plan.

(b)
The Corporation recognizes the overfunded and underfunded status of the plans in “accrued income and other assets” and “accrued expenses and other liabilities,” respectively, on the consolidated balance sheets.

n/a - not applicable

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The accumulated benefit obligation exceeded the fair value of plan assets for the non-qualified defined benefit pension plan and the postretirement benefit plan at December 31, 2011 and 2010.
The following table details the changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31, 2011.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Actuarial gain (loss) arising during the period	$(149)	$(29)	$2	$(176)
Amortization of net actuarial gain (loss)	34	7	1	42
Amortization of prior service (cost) credit	4	(2)	1	3
Amortization of transition obligation	—	—	4	4
Total recognized in other comprehensive income (loss)	$(111)	$(24)	$8	$(127)
Components of net periodic defined benefit cost and postretirement benefit cost, the actual return (loss) on plan assets and the weighted-average assumptions used were as follows.

	Defined Benefit Pension Plans
(dollar amounts in millions)	Qualified			Non-Qualified
Years Ended December 31	2011	2010	2009	2011	2010	2009
Service cost	$29	$28	$28	$3	$3	$4
Interest cost	76	73	69	11	9	9
Expected return on plan assets	(115)	(116)	(104)	—	—	—
Amortization of prior service cost (credit)	4	6	6	(2)	(2)	(2)
Amortization of net loss	34	25	38	7	4	5
Recognition of special agreement benefits	—	—	—	—	—	4
Net periodic defined benefit cost	$28	$16	$37	$19	$14	$20
Actual return on plan assets	$92	$172	$200	$—	$—	$—
Actual rate of return on plan assets	5.85%	13.10%	17.35%	n/a	n/a	n/a
Weighted-average assumptions used:
Discount rate	5.51%	5.92%	6.03%	5.51%	5.92%	6.03%
Expected long-term return on plan assets	7.75	8.00	8.25	n/a	n/a	n/a
Rate of compensation increase	4.00	3.50	4.00	4.00	3.50	4.00
n/a - not applicable

(dollar amounts in millions)	Postretirement Benefit Plan
Years Ended December 31	2011	2010	2009
Interest cost	$4	$4	$5
Expected return on plan assets	(4)	(3)	(4)
Amortization of transition obligation	4	4	4
Amortization of prior service cost	1	1	1
Amortization of net loss	1	1	1
Net periodic postretirement benefit cost	$6	$7	$7
Actual return on plan assets	$3	$4	$7
Actual rate of return on plan assets	5.00%	5.65%	10.74%
Weighted-average assumptions used:
Discount rate	4.95%	5.41%	6.20%
Expected long-term return on plan assets	5.00	5.00	5.00
Healthcare cost trend rate:
Cost trend rate assumed for next year	8.00	8.00	8.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00	5.00	5.00
Year that the rate reaches the ultimate trend rate	2031	2030	2028
The expected long-term rate of return of plan assets is the average rate of return expected to be realized on funds invested

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

or expected to be invested over the life of the plan, which has an estimated average life of approximately 15 years as of December 31, 2011. The expected long-term rate of return on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The returns on the various asset categories are blended to derive one long-term rate of return. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.
The estimated portion of balances remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic benefit cost in the year ended December 31, 2012 are as follows.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Net loss	$51	$8	$1	$60
Transition obligation	—	—	4	4
Prior service cost (credit)	4	(2)	1	3
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A one-percentage-point change in 2011 assumed healthcare and prescription drug cost trend rates would have the following effects.

	One-Percentage-Point
(in millions)	Increase	Decrease
Effect on postretirement benefit obligation	$5	$(4)
Effect on total service and interest cost	—	—
Plan Assets
The Corporation’s overall investment goals for the qualified defined benefit pension plan are to maintain a portfolio of assets of appropriate liquidity and diversification; to generate investment returns (net of operating costs) that are reasonably anticipated to maintain the plan’s fully funded status or to reduce a funding deficit, after taking into account various factors, including reasonably anticipated future contributions and expense and the interest rate sensitivity of the plan’s assets relative to that of the plan’s liabilities; and to generate investment returns (net of operating costs) that meet or exceed a customized benchmark as defined in the plan investment policy. Derivative instruments, are permissible for hedging and transactional efficiency, but only to the extent that the derivative use enhances the efficient execution of the plan’s investment policy. The plan does not directly invest in securities issued by the Corporation and its subsidiaries. The Corporation’s target allocations for plan investments are 55 percent to 65 percent equity securities and 35 percent to 45 percent fixed income, including cash. Equity securities include collective investment and mutual funds and common stock. Fixed income securities include U.S. Treasury and other U.S. government agency securities, mortgage-backed securities, corporate bonds and notes, municipal bonds, collateralized mortgage obligations and money market funds.
Fair Value Measurements
The Corporation’s qualified defined benefit pension plan utilizes fair value measurements to record fair value adjustments and to determine fair value disclosures. The Corporation’s qualified benefit pension plan categorizes investments recorded at fair value into a three-level hierarchy, based on the markets in which the investment are traded and the reliability of the assumptions used to determine fair value. Refer to Note 3 for a description of the three-level hierarchy.
Following is a description of the valuation methodologies and key inputs used to measure the fair value of the Corporation’s qualified defined benefit pension plan investments, including an indication of the level of the fair value hierarchy in which the investments are classified.
 Collective investment and mutual funds
Fair value measurement is based upon the NAV provided by the administrator of the fund. Mutual fund NAVs are quoted in an active market exchange, such as the New York Stock Exchange, and are included in Level 1 of the fair value hierarchy. Collective investment funds NAVs are based primarily on observable inputs, generally the quoted prices for underlying assets owned by the fund, and are included in Level 2 of the fair value hierarchy.
Common stock
Fair value measurement is based upon the closing price reported on the New York Stock Exchange. Level 1 common stock includes domestic and foreign stock and real estate investment trusts. Level 2 common stock includes American Depositary Receipts.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

U.S. Treasury and other U.S. government agency securities
Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques, such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss and liquidity assumptions. Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.
Mortgage-backed securities
Fair value measurement is based upon quoted prices of securities with similar characteristics or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information and are included in Level 2 of the fair value hierarchy.
Corporate and municipal bonds and notes
Fair value measurement is based upon quoted prices of securities with similar characteristics or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information. Level 2 securities include corporate bonds, municipal bonds, other asset-backed securities and foreign bonds and notes.
Private placements
Fair value is measured using the NAV provided by fund management as quoted prices in active markets are not available. Management considers additional discounts to the provided NAV for market and credit risk. Private placements are included in Level 3 of the fair value hierarchy.
Derivative instruments
The fair value of the Plan’s derivative instruments, which could include futures, forwards and/or swaps, was determined using pricing models that use primarily market observable inputs, such as yield curves and option volatilities, and include adjustments to reflect credit quality of the counterparty. Derivative instruments are categorized as Level 2 in the fair value hierarchy.
 Fair Values
The fair values of the Corporation’s qualified defined benefit pension plan investments measured at fair value on a recurring basis at December 31, 2011 and 2010, by asset category and level within the fair value hierarchy, are detailed in the table below.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2011
Equity securities:
Collective investment and mutual funds	$494	$154	$340	$—
Common stock	368	368	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency bonds	236	236	—	—
Corporate and municipal bonds and notes	344	—	344	—
Collective investments and mutual funds	43	43	—	—
Mortgage-backed securities	2	—	2	—
Private placements	26	—	—	26
Other assets:
Derivatives	1	—	1	—
Total investments at fair value	$1,514	$801	$687	$26
December 31, 2010
Equity securities:
Collective investment and mutual funds	$538	$181	$357	$—
Common stock	371	370	1	—
Fixed income securities:
U.S. Treasury and other U.S. government agency bonds	198	198	—	—
Corporate and municipal bonds and notes	311	—	311	—
Collective investments and mutual funds	24	24	—	—
Private placements	28	—	—	28
Other assets:
Derivatives	1	—	1	—
Total investments at fair value	$1,471	$773	$670	$28

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The table below provides a summary of changes in the Corporation’s qualified defined benefit pension plan’s Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010.

		Gains (Losses)
(in millions)	Balance at Beginning of Period	Realized	Unrealized	Purchases	Sales	Balance at End of Period
Year Ended December 31, 2011
Private placements	$28	$—	$1	$9	$(12)	$26
Year Ended December 31, 2010
Private placements	$28	$—	$1	$10	$(11)	$28
There were no assets in the non-qualified defined benefit pension plan at December 31, 2011 and 2010. The postretirement benefit plan is fully invested in bank-owned life insurance policies. The fair value of bank-owned life insurance policies is based on the cash surrender values of the policies as reported by the insurance companies and are classified in Level 2 of the fair value hierarchy.
 Cash Flows
Estimated future employer contributions were zero for the qualified and non-qualified defined benefit pension plans and postretirement benefit plan for the year ended December 31, 2011.

(in millions)	Estimated Future Benefit Payments
Years Ended December 31	Qualified Defined Benefit Pension Plan	Non-Qualified Defined Benefit Pension Plan	Postretirement Benefit Plan (a)
2012	$55	$9	$7
2013	59	10	7
2014	63	11	7
2015	67	12	7
2016	72	13	7
2017 - 2021	436	70	29

(a)	Estimated benefit payments in the postretirement benefit plan are net of estimated Medicare subsidies.
Defined Contribution Plans
Substantially all of the Corporation’s employees are eligible to participate in the Corporation’s principal defined contribution plan (a 401(k) plan). Under this plan, the Corporation makes core matching cash contributions of 100 percent of the first four percent of qualified earnings contributed by employees (up to the current IRS compensation limit), invested based on employee investment elections. Employee benefits expense included expense for the plan of $20 million, $19 million and $20 million in the years ended December 31, 2011, 2010 and 2009, respectively.
The Corporation also provides a noncontributory defined contribution pension plan for the benefit of substantially all full-time employees hired on or after January 1, 2007. Under the defined contribution pension plan, the Corporation makes an annual contribution to the individual account of each eligible employee ranging from three percent to eight percent of annual compensation, determined based on combined age and years of service. The contributions are invested based on employee investment elections. The employee fully vests in the defined contribution pension plan after three years of service. Before an employee is eligible to participate, the plan requires the equivalent of six months of service. The Corporation recognized $4 million, $3 million and $3 million in employee benefits expense for this plan for the years ended December 31, 2011, 2010 and 2009, respectively.
Deferred Compensation Plans
The Corporation offers optional deferred compensation plans under which certain employees may make an irrevocable election to defer incentive compensation and/or a portion of base salary until retirement or separation from the Corporation. The employee may direct deferred compensation into one or more deemed investment options. Although not required to do so, the Corporation invests actual funds into the deemed investments as directed by employees, resulting in a deferred compensation asset, recorded in “other short-term investments” on the consolidated balance sheets that offsets the liability to employees under the plan, recorded in “accrued expenses and other liabilities.” The earnings from the deferred compensation asset are recorded in “interest on short-term investments” and “other noninterest income” and the related change in the liability to employees under the plan is recorded in “salaries” expense on the consolidated statements of income.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 19 - INCOME TAXES AND TAX-RELATED ITEMS
The provision (benefit) for federal income taxes is computed by applying the statutory federal income tax rate to income (loss) before income taxes as reported in the consolidated financial statements after deducting non-taxable items, principally income on bank-owned life insurance, and deducting tax credits related to investments in low income housing partnerships. Tax-related interest and penalties, state taxes and foreign taxes are then added to the federal tax provision.
The current and deferred components of the provision (benefit) for income taxes for continuing operations were as follows:

(in millions)
December 31	2011	2010	2009
Current:
Federal	$42	$239	$(28)
Foreign	9	6	6
State and local	7	12	3
Total current	58	257	(19)
Deferred:
Federal	73	(202)	(102)
State and local	6	—	(10)
Total deferred	79	(202)	(112)
Total	$137	$55	$(131)
Income from continuing operations before income taxes of $530 million for the year ended December 31, 2011 included $18 million of foreign-source income.
Income from discontinued operations, net of tax, included a provision for income taxes on discontinued operations of $10 million and $1 million for the years ended December 31, 2010 and 2009, respectively. There was no income from discontinued operations for the year ended December 31, 2011. The income tax provision on securities transactions was $5 million, $1 million and $85 million for the years ended December 31, 2011, 2010 and 2009, respectively.
A reconciliation of expected income tax expense (benefit) at the federal statutory rate to the Corporation’s provision (benefit) for income taxes for continuing operations and effective tax rate follows:

(dollar amounts in millions)	2011		2010		2009
Years Ended December 31	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$185	35.0%	$110	35.0%	$(40)	35.0%
State income taxes	9	1.6	7	2.4	(5)	3.9
Affordable housing and historic credits	(51)	(9.7)	(49)	(15.6)	(46)	40.2
Bank-owned life insurance	(14)	(2.7)	(15)	(4.9)	(14)	12.0
Termination of structured leasing transactions	—	—	—	—	(11)	9.8
Other changes in unrecognized tax benefits	17	3.2	2	0.6	1	(1.1)
Tax-related interest and penalties	(7)	(1.3)	3	1.0	(13)	10.9
Other	(2)	(0.2)	(3)	(1.0)	(3)	3.0
Provision (benefit) for income taxes	$137	25.9%	$55	17.5%	$(131)	113.7%
The Corporation recognized a benefit of approximately $7 million in 2011 for tax-related interest and penalties, included in “provision (benefit) for income taxes” on the consolidated statements of income, compared to expenses of $5 million and $19 million in 2010 and 2009, respectively. Included in “accrued expenses and other liabilities” on the consolidated balance sheets was an $8 million receivable for tax-related interest and penalties at December 31, 2011 and a $5 million liability at December 31, 2010.
In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service (IRS) may review and/or challenge specific interpretive tax positions taken by the Corporation with respect to those transactions. The Corporation believes that its tax returns were filed based upon applicable statutes, regulations and case law in effect at the time of the transactions. The IRS, an administrative authority or a court, if presented with the transactions, could disagree with the Corporation’s interpretation of the tax law.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A reconciliation of the beginning and ending amount of net unrecognized tax benefits follows:

(in millions)	2011	2010	2009
Balance at January 1	$10	$—	$70
Increases as a result of tax positions taken during a prior period	2	9	2
Increases as a result of tax positions taken during a current period	—	—	1
Increases related to settlements with tax authorities	20	1	—
Decreases as a result of filing amended tax returns	—	—	(34)
Decreases as a result of tax positions taken during a prior period	—	—	(38)
Decreases as a result of tax positions taken during a current period	—	—	(1)
Decrease related to settlements with tax authorities	(12)	—	—
Balance at December 31	$20	$10	$—
The Corporation anticipates that it is reasonably possible that settlements of federal and state tax issues will result in a decrease in net unrecognized tax benefits of $19 million within the next twelve months.
The increase in unrecognized tax benefits in 2011 was primarily the result of a settlement agreement reached with the IRS regarding the repatriation of foreign earnings on a structured investment transaction and other federal and state settlements. After consideration of the effect of the federal tax benefit available on unrecognized state tax benefits, the total amount of unrecognized tax benefits that, if recognized, would affect the Corporation’s effective tax rate was approximately $45 million at December 31, 2011.
The following tax years for significant jurisdictions remain subject to examination as of December 31, 2011:

Jurisdiction	Tax Years
Federal	2008-2010
California	2001-2010
Based on current knowledge and probability assessment of various potential outcomes, the Corporation believes that current tax reserves are adequate, and the amount of any potential incremental liability arising is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary.
The principal components of deferred tax assets and liabilities were as follows:

(in millions)
December 31	2011	2010
Deferred tax assets:
Allowance for loan losses	$328	$315
Deferred loan origination fees and costs	29	30
Other comprehensive loss	202	221
Employee benefits	15	—
Foreign tax credit	14	14
Auction-rate securities	8	12
Other tax credits	54	51
Other temporary differences, net	46	65
Total deferred tax assets	696	708
Deferred tax liabilities:
Tax-related interest	(3)	(1)
Lease financing transactions	(262)	(287)
Allowance for depreciation	(36)	(32)
Employee benefits	—	(5)
Total deferred tax liabilities	(301)	(325)
Net deferred tax asset	$395	$383

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Included in deferred tax assets at December 31, 2011 were $68 million of federal tax credits, the majority of which will expire in 2029 if not utilized. Deferred tax assets at December 31, 2011 also included net state tax credit carryforwards of $4 million which will expire in 2027 if not utilized. At December 31, 2011, the Corporation determined that no valuation allowance was necessary on federal or state deferred tax assets. This determination was based on sufficient taxable income in the carry-back period and anticipated future events to absorb a significant portion of the deferred tax assets. The remaining deferred tax assets will be absorbed by future reversals of existing taxable temporary differences. For further information on the Corporation’s valuation policy for deferred tax assets, refer to Note 1.
NOTE 20 - TRANSACTIONS WITH RELATED PARTIES
The Corporation’s banking subsidiaries had, and expect to have in the future, transactions with the Corporation’s directors and executive officers, companies with which these individuals are associated, and certain related individuals. Such transactions were made in the ordinary course of business and included extensions of credit, leases and professional services. With respect to extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount of loans attributable to persons who were related parties at December 31, 2011, totaled $288 million at the beginning of 2011 and $198 million at the end of 2011. During 2011, new loans to related parties aggregated $607 million and repayments totaled $697 million.
NOTE 21 - REGULATORY CAPITAL AND RESERVE REQUIREMENTS
Reserves required to be maintained and/or deposited with the FRB are classified in interest-bearing deposits with banks. These reserve balances vary, depending on the level of customer deposits in the Corporation’s banking subsidiaries. The average required reserve balances were $335 million and $311 million for the years ended December 31, 2011 and 2010, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans or advances from the bank subsidiaries to the parent company. Under the most restrictive of these regulations, the aggregate amount of dividends which can be paid to the parent company, with prior approval from bank regulatory agencies, approximated $496 million at January 1, 2012, plus 2012 net profits. Substantially all the assets of the Corporation’s banking subsidiaries are restricted from transfer to the parent company of the Corporation in the form of loans or advances.
The Corporation’s subsidiary banks declared dividends of $292 million, $28 million and $49 million in 2011, 2010 and 2009, respectively.
The Corporation and its U.S. banking subsidiaries are subject to various regulatory capital requirements administered by federal and state banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of Tier 1 and total capital (as defined in the regulations) to average and risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. At December 31, 2011 and 2010, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (total risk-based capital, Tier 1 risk-based capital and leverage ratios greater than 10 percent, six percent and five percent, respectively). There have been no conditions or events since December 31, 2011 that management believes have changed the capital adequacy classification of the Corporation or its U.S. banking subsidiaries.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following is a summary of the capital position of the Corporation and Comerica Bank, its principal banking subsidiary.

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2011
Tier 1 capital (minimum-$2.5 billion (Consolidated))	$6,582	$6,596
Total capital (minimum-$5.1 billion (Consolidated))	9,015	8,849
Risk-weighted assets	63,244	63,029
Average assets (fourth quarter)	60,301	60,065
Tier 1 capital to risk-weighted assets (minimum-4.0%)	10.41%	10.47%
Total capital to risk-weighted assets (minimum-8.0%)	14.25	14.04
Tier 1 capital to average assets (minimum-3.0%)	10.92	10.98
December 31, 2010
Tier 1 capital (minimum-$2.4 billion (Consolidated))	$6,027	$6,073
Total capital (minimum-$4.8 billion (Consolidated))	8,651	8,455
Risk-weighted assets	59,506	59,278
Average assets (fourth quarter)	53,541	53,306
Tier 1 capital to risk-weighted assets (minimum-4.0%)	10.13%	10.24%
Total capital to risk-weighted assets (minimum-8.0%)	14.54	14.26
Tier 1 capital to average assets (minimum-3.0%)	11.26	11.39
NOTE 22 - CONTINGENT LIABILITIES
Legal Proceedings
The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Litigation-related expense of $10 million and $2 million was included in “litigation and operational losses” on the consolidated statements of income for the years ended December 31, 2011 and 2010, respectively. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. However, in the event of significant unexpected future developments on existing cases, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
For other matters, where a loss is not probable, the Corporation has not established legal reserves. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Corporation reviews and evaluates its material litigation on an ongoing basis, in conjunction with legal counsel, in light of potentially relevant factual and legal developments. Based on current knowledge, expectation of future earnings, and after consultation with legal counsel, management believes the maximum amount of reasonably possible losses would not have a material adverse effect on the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows.
For information regarding income tax contingencies, refer to Note 19.

NOTE 23 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. Information presented is not necessarily comparable with similar information for any other financial institution. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at December 31, 2011. These methodologies, which are briefly summarized in the following paragraph, may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
Net interest income for each business segment is determined based on the Corporation's funds transfer pricing (FTP) methodology.  The FTP methodology provides the business segments credits for deposits and other funds and charges the business segments a cost of funds using matched maturity funding for certain assets and liabilities. For acquired loans and deposits, matched maturity funding is determined based on origination date. This matched maturity funding reflects the transfer of interest rate risk exposures to the Treasury group within the Finance Division. Accordingly, the FTP process reflects interest income within each business segment based on considerations of the maturities of assets and also provides each business segment credits for the low cost of deposits generated based on their implied maturity in an assumed normalized interest rate environment.  The allowance for loan losses is allocated to the business segments based on the methodology used to estimate the consolidated allowance for loan losses described in Note 1. The related provision for loan losses is assigned based on the amount necessary to maintain an allowance for loan losses appropriate for each business segment. Noninterest income and expenses directly attributable to a line of business are assigned to that business segment. Direct expenses incurred by areas whose services support the overall Corporation are allocated to the business segments as follows: product processing expenditures are allocated based on standard unit costs applied to actual volume measurements; administrative expenses are allocated based on estimated time expended; and corporate overhead is assigned 50 percent based on the ratio of the business segment’s noninterest expenses to total noninterest expenses incurred by all business segments and 50 percent based on the ratio of the business segment’s attributed equity to total attributed equity of all business segments. Equity is attributed based on credit, operational and interest rate risks. Most of the equity attributed relates to credit risk, which is determined based on the credit score and expected remaining life of each loan, letter of credit and unused commitment recorded in the business segments. Operational risk is allocated based on loans and letters of credit, deposit balances, non-earning assets, trust assets under management, certain noninterest income items, and the nature and extent of expenses incurred by business units. Virtually all interest rate risk is assigned to Finance, as are the Corporation’s hedging activities.
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting 2011 performance can be found in the section entitled “Business Segments” in the financial review.
The Business Bank meets the needs of middle market businesses, multinational corporations and governmental entities by offering various products and services, including commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services and loan syndication services.
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
Wealth Management offers products and services consisting of fiduciary services, private banking, retirement services, investment management and advisory services, investment banking and brokerage services. This business segment also offers the sale of annuity products, as well as life, disability and long-term care insurance products.
The Finance segment includes the Corporation’s securities portfolio and asset and liability management activities. This segment is responsible for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk and foreign exchange risk.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Other category includes discontinued operations, the income and expense impact of equity and cash, tax benefits not assigned to specific business segments and miscellaneous other expenses of a corporate nature.
Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2011
Earnings summary:
Net interest income (expense) (FTE)	$1,427	$630	$184	$(619)	$35	$1,657
Provision for loan losses	38	79	40	—	(4)	153
Noninterest income	306	169	239	68	10	792
Noninterest expenses	641	681	315	12	113	1,762
Provision (benefit) for income taxes (FTE)	331	16	26	(213)	(19)	141
Net income (loss)	$723	$23	$42	$(350)	$(45)	$393
Net credit-related charge-offs	$199	$89	$40	$—	$—	$328
Selected average balances:
Assets	$30,691	$5,814	$4,720	$10,213	$5,479	$56,917
Loans	30,055	5,292	4,704	18	6	40,075
Deposits	21,394	18,912	3,096	231	129	43,762
Statistical data:
Return on average assets (a)	2.35%	0.12%	0.89%	n/m	n/m	0.69%
Efficiency ratio	36.97	84.52	76.37	n/m	n/m	72.39

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2010
Earnings summary:
Net interest income (expense) (FTE)	$1,370	$531	$170	$(424)	$4	$1,651
Provision for loan losses	286	105	90	—	(1)	480
Noninterest income	303	174	240	60	12	789
Noninterest expenses	632	648	324	18	18	1,640
Provision (benefit) for income taxes (FTE)	226	(17)	(1)	(148)	—	60
Income from discontinued operations, net of tax	—	—	—	—	17	17
Net income (loss)	$529	$(31)	$(3)	$(234)	$16	$277
Net credit-related charge-offs	$424	$88	$52	$—	$—	$564
Selected average balances:
Assets	$30,673	$5,865	$4,863	$9,256	$4,896	$55,553
Loans	30,286	5,386	4,819	26	—	40,517
Deposits	19,001	16,974	2,762	638	111	39,486
Statistical data:
Return on average assets (a)	1.73%	(0.18)%	(0.06)%	n/m	n/m	0.50%
Efficiency ratio	37.77	91.26	80.52	n/m	n/m	67.30
(Table continues on following page).

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2009
Earnings summary:
Net interest income (expense) (FTE)	$1,328	$510	$161	$(461)	$37	$1,575
Provision for loan losses	860	143	62	—	17	1,082
Noninterest income	291	190	269	292	8	1,050
Noninterest expenses	638	642	302	17	51	1,650
Provision (benefit) for income taxes (FTE)	(26)	(37)	23	(76)	(7)	(123)
Income from discontinued operations, net of tax	—	—	—	—	1	1
Net income (loss)	$147	$(48)	$43	$(110)	$(15)	$17
Net credit-related charge-offs	$712	$119	$38	$—	$—	$869
Selected average balances:
Assets	$36,102	$6,566	$4,883	$11,777	$3,481	$62,809
Loans	35,402	6,007	4,758	1	(6)	46,162
Deposits	15,395	17,409	2,654	4,564	69	40,091
Statistical data:
Return on average assets (a)	0.41%	(0.27)%	0.87%	n/m	n/m	0.03%
Efficiency ratio	39.40	91.69	72.60	n/m	n/m	69.25

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
FTE - Fully Taxable Equivalent
n/m – not meaningful
The Corporation also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas, and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in ASC Topic 280, Segment Reporting. The following discussion provides information about the activities of each market segment. A discussion of the financial results and the factors impacting 2011 performance can be found in the section entitled “Market Segments” in the financial review.
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
The Corporation’s total revenues from customers and long-lived assets (excluding certain intangible assets) located in foreign countries in which the Corporation holds assets were less than five percent of the Corporation’s consolidated revenues and long-lived assets (excluding certain intangible assets) in each of the years ended December 31, 2011, 2010 and 2009.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

(dollar amounts in millions)	Midwest	Western	Texas	Florida	Other Markets	International	Finance & Other Businesses	Total
Year Ended December 31, 2011
Earnings summary:
Net interest income (expense) (FTE)	$808	$665	$477	$45	$169	$77	$(584)	$1,657
Provision for loan losses	91	32	3	24	9	(2)	(4)	153
Noninterest income	381	139	103	14	42	35	78	792
Noninterest expenses	738	432	293	49	89	36	125	1,762
Provision (benefit) for income taxes (FTE)	133	125	103	(5)	(11)	28	(232)	141
Net income (loss)	$227	$215	$181	$(9)	$124	$50	$(395)	$393
Net credit-related charge-offs	$148	$89	$17	$35	$36	$3	$—	$328
Selected average balances:
Assets	$14,168	$12,323	$8,092	$1,492	$3,433	$1,717	$15,692	$56,917
Loans	13,937	12,103	7,705	1,520	3,146	1,640	24	40,075
Deposits	18,536	12,839	7,805	401	2,389	1,432	360	43,762
Statistical data:
Return on average assets (a)	1.15%	1.56%	2.12%	(0.59)%	3.60%	2.92%	n/m	0.69%
Efficiency ratio	61.93	53.65	50.40	81.80	44.28	31.81	n/m	72.39

(dollar amounts in millions)	Midwest	Western	Texas	Florida	Other Markets	International	Finance & Other Businesses	Total
Year Ended December 31, 2010
Earnings summary:
Net interest income (expense) (FTE)	$816	$639	$318	$43	$182	$73	$(420)	$1,651
Provision for loan losses	199	148	48	33	60	(7)	(1)	480
Noninterest income	397	135	91	14	45	35	72	789
Noninterest expenses	751	432	253	44	90	34	36	1,640
Provision (benefit) for income taxes (FTE)	92	80	38	(7)	(23)	28	(148)	60
Income from discontinued operations, net of tax	—	—	—	—	—	—	17	17
Net income (loss)	$171	$114	$70	$(13)	$100	$53	$(218)	$277
Net credit-related charge-offs	$211	$212	$47	$30	$59	$5	$—	$564
Selected average balances:
Assets	$14,694	$12,904	$6,687	$1,567	$3,922	$1,627	$14,152	$55,553
Loans	14,510	12,705	6,480	1,578	3,653	1,565	26	40,517
Deposits	17,697	12,031	5,320	376	2,160	1,153	749	39,486
Statistical data:
Return on average assets (a)	0.90%	0.86%	1.04%	(0.86)%	2.54%	3.23%	n/m	0.50%
Efficiency ratio	61.59	55.73	61.88	77.99	41.44	31.55	n/m	67.30
(Table continues on following page).

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Midwest	Western	Texas	Florida	Other Markets	International	Finance & Other Businesses	Total
Year Ended December 31, 2009
Earnings summary:
Net interest income (expense) (FTE)	$802	$623	$298	$43	$164	$69	$(424)	$1,575
Provision for loan losses	437	358	85	59	93	33	17	1,082
Noninterest income	433	133	86	12	52	34	300	1,050
Noninterest expenses	757	434	238	37	85	31	68	1,650
Provision (benefit) for income taxes (FTE)	—	(20)	22	(17)	(39)	14	(83)	(123)
Income from discontinued operations, net of tax	—	—	—	—	—	—	1	1
Net income (loss)	$41	$(16)	$39	$(24)	$77	$25	$(125)	$17
Net credit-related charge-offs	$345	$327	$53	$48	$78	$18	$—	$869
Selected average balances:
Assets	$17,203	$14,479	$7,604	$1,741	$4,570	$1,954	$15,258	$62,809
Loans	16,592	14,281	7,384	1,745	4,256	1,909	(5)	46,162
Deposits	17,105	11,104	4,512	311	1,598	828	4,633	40,091
Statistical data:
Return on average assets (a)	0.22%	(0.11)%	0.52%	(1.34)%	1.66%	1.25%	n/m	0.03%
Efficiency ratio	61.24	57.45	61.92	66.96	42.40	30.31	n/m	69.25

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
FTE—Fully Taxable Equivalent
n/m – not meaningful
NOTE 24 - PARENT COMPANY FINANCIAL STATEMENTS
BALANCE SHEETS - COMERICA INCORPORATED

(in millions, except share data)
December 31	2011	2010
Assets
Cash and due from subsidiary bank	$7	$—
Short-term investments with subsidiary bank	411	327
Other short-term investments	90	86
Investment in subsidiaries, principally banks	7,011	5,957
Premises and equipment	4	4
Other assets	177	181
Total assets	$7,700	$6,555
Liabilities and Shareholders’ Equity
Medium- and long-term debt	$666	$635
Other liabilities	166	127
Total liabilities	832	762
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares at 12/31/11 and 203,878,110 shares at 12/31/10	1,141	1,019
Capital surplus	2,170	1,481
Accumulated other comprehensive loss	(356)	(389)
Retained earnings	5,546	5,247
Less cost of common stock in treasury - 30,831,076 shares at 12/31/11 and 27,342,518 shares at 12/31/10	(1,633)	(1,565)
Total shareholders’ equity	6,868	5,793
Total liabilities and shareholders’ equity	$7,700	$6,555

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

STATEMENTS OF INCOME - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2011	2010	2009
Income
Income from subsidiaries
Dividends from subsidiaries	$309	$34	$59
Other interest income	1	1	4
Intercompany management fees	119	104	44
Other noninterest income	11	5	6
Total income	440	144	113
Expenses
Interest on medium- and long-term debt	12	30	42
Salaries and employee benefits	112	105	88
Net occupancy expense	8	8	9
Equipment expense	1	1	1
Merger and restructuring charges	75	—	—
Other noninterest expenses	51	56	47
Total expenses	259	200	187
Income (loss) before benefit for income taxes and equity in undistributed earnings of subsidiaries	181	(56)	(74)
Benefit for income taxes	(44)	(31)	(47)
Income (loss) before equity in undistributed earnings of subsidiaries	225	(25)	(27)
Equity in undistributed earnings of subsidiaries, principally banks	168	302	44
Net income	393	277	17
Less:
Preferred stock dividends	—	123	134
Income allocated to participating securities	4	1	1
Net income (loss) attributable to common shares	$389	$153	$(118)

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

STATEMENTS OF CASH FLOWS - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2011	2010	2009
Operating Activities
Net income	$393	$277	$17
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally banks	(168)	(302)	(44)
Depreciation and software amortization	1	1	1
Share-based compensation expense	15	12	12
Provision for deferred income taxes	8	3	1
Excess tax benefits from share-based compensation arrangements	(1)	(1)	—
Other, net	28	18	14
Net cash provided by operating activities	276	8	1
Investing Activities
Net proceeds from private equity and venture capital investments	19	3	—
Cash and cash equivalents acquired from Sterling Bancshares, Inc.	37	—	—
Capital transactions with subsidiaries	(3)	—	—
Net increase in premises and equipment	(1)	—	—
Net cash provided by investing activities	52	3	—
Financing Activities
Proceeds from issuance of medium- and long-term debt	—	298	—
Repayment of medium- and long-term debt	(53)	(666)	—
Proceeds from issuance of common stock	—	849	—
Redemption of preferred stock	—	(2,250)	—
Proceeds from issuance of common stock under employee stock plans	4	5	—
Excess tax benefits from share-based compensation arrangements	1	1	—
Purchase of common stock for treasury	(116)	(4)	(1)
Dividends paid on common stock	(73)	(34)	(72)
Dividends paid on preferred stock	—	(38)	(113)
Net cash used in financing activities	(237)	(1,839)	(186)
Net increase (decrease) in cash and cash equivalents	91	(1,828)	(185)
Cash and cash equivalents at beginning of year	327	2,155	2,340
Cash and cash equivalents at end of year	$418	$327	$2,155
Interest paid	$12	$40	$44
Income taxes paid (recovered)	$319	$(35)	$(45)
NOTE 25 - SALE OF BUSINESS/DISCONTINUED OPERATIONS
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The components of net income from discontinued operations are shown in the following table. There was no income from discontinued operations for the year ended December 31, 2011.

(in millions, except per share data)
Years Ended December 31	2010	2009
Income from discontinued operations before income taxes	$27	$2
Provision for income taxes	10	1
Net income from discontinued operations	$17	$1
Earnings per common share from discontinued operations:
Basic	$0.11	$0.01
Diluted	0.10	0.01

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 26 - SUMMARY OF QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments, which are necessary for the fair presentation of the results of operations, for the periods presented.

	2011
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$481	$463	$431	$434
Interest expense	37	40	40	39
Net interest income	444	423	391	395
Provision for loan losses	19	38	47	49
Net securities gains (losses)	(4)	12	4	2
Noninterest income excluding net securities gains (losses)	186	189	198	205
Noninterest expenses	478	460	409	415
Provision for income taxes	33	28	41	35
Net income	96	98	96	103
Less:
Income allocated to participating securities	1	1	1	1
Net income attributable to common shares	$95	$97	$95	$102
Earnings per common share:
Basic	$0.48	$0.51	$0.54	$0.58
Diluted	0.48	0.51	0.53	0.57

	2010
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$445	$456	$476	$476
Interest expense	40	52	54	61
Net interest income	405	404	422	415
Provision for loan losses	57	122	126	175
Net securities gains	—	—	1	2
Noninterest income excluding net securities gains	215	186	193	192
Noninterest expenses	437	402	397	404
Provision (benefit) for income taxes	30	7	23	(5)
Income from continuing operations	96	59	70	35
Income from discontinued operations, net of tax	—	—	—	17
Net income	96	59	70	52
Less:
Preferred stock dividends	—	—	—	123
Income allocated to participating securities	1	—	1	—
Net income (loss) attributable to common shares	$95	$59	$69	$(71)
Basic earnings per common share:
Income (loss) from continuing operations	$0.54	$0.34	$0.40	$(0.57)
Net income (loss)	0.54	0.34	0.40	(0.46)
Diluted earnings per common share:
Income (loss) from continuing operations	0.53	0.33	0.39	(0.57)
Net income (loss)	0.53	0.33	0.39	(0.46)

REPORT OF MANAGEMENT
The management of Comerica Incorporated (the Corporation) is responsible for the accompanying consolidated financial statements and all other financial information in this Annual Report. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include amounts which of necessity are based on management’s best estimates and judgments and give due consideration to materiality. The other financial information herein is consistent with that in the consolidated financial statements.
In meeting its responsibility for the reliability of the consolidated financial statements, management develops and maintains effective internal controls, including those over financial reporting, as defined in the Securities and Exchange Act of 1934, as amended. The Corporation’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles, and that receipts and expenditures of the Corporation are made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the consolidated financial statements.
Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, internal control over financial reporting as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2011. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that internal control over financial reporting is effective as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2011.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation's internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, dated February 21, 2012.
The Corporation’s Board of Directors oversees management’s internal control over financial reporting and financial reporting responsibilities through its Audit Committee as well as various other committees. The Audit Committee, which consists of directors who are not officers or employees of the Corporation, meets regularly with management, internal audit and the independent public accountants to assure that the Audit Committee, management, internal auditors and the independent public accountants are carrying out their responsibilities, and to review auditing, internal control and financial reporting matters.

Ralph W. Babb Jr.	Karen L. Parkhill	Muneera S. Carr
Chairman, President and	Vice Chairman and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Comerica Incorporated
We have audited Comerica Incorporated and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Comerica Incorporated and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Comerica Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Comerica Incorporated and subsidiaries and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Comerica Incorporated
We have audited the accompanying consolidated balance sheets of Comerica Incorporated and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comerica Incorporated and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comerica Incorporated and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 21, 2012

HISTORICAL REVIEW – AVERAGE BALANCE SHEETS
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions)
Years Ended December 31	2011	2010	2009	2008	2007
ASSETS
Cash and due from banks	$921	$825	$883	$1,185	$1,352

Federal funds sold	5	6	18	93	164
Interest-bearing deposits with banks	3,741	3,191	2,440	219	15
Other short-term investments	129	126	154	244	241

Investment securities available-for-sale	8,171	7,164	9,388	8,101	4,447

Commercial loans	22,208	21,090	24,534	28,870	28,132
Real estate construction loans	1,843	2,839	4,140	4,715	4,552
Commercial mortgage loans	10,025	10,244	10,415	10,411	9,771
Lease financing	950	1,086	1,231	1,356	1,302
International loans	1,191	1,222	1,533	1,968	1,883
Residential mortgage loans	1,580	1,607	1,756	1,886	1,814
Consumer loans	2,278	2,429	2,553	2,559	2,367
Total loans	40,075	40,517	46,162	51,765	49,821
Less allowance for loan losses	(838)	(1,019)	(947)	(691)	(520)
Net loans	39,237	39,498	45,215	51,074	49,301
Accrued income and other assets	4,713	4,743	4,711	4,269	3,054
Total assets	$56,917	$55,553	$62,809	$65,185	$58,574
LIABILITIES AND SHAREHOLDERS’ EQUITY

Noninterest-bearing deposits	$16,994	$15,094	$12,900	$10,623	$11,287

Money market and NOW deposits	19,088	16,355	12,965	14,245	14,937
Savings deposits	1,550	1,394	1,339	1,344	1,389
Customer certificates of deposit	5,719	5,875	8,131	8,150	7,687
Total interest-bearing core deposits	26,357	23,624	22,435	23,739	24,013
Other time deposits	23	306	4,103	6,715	5,563
Foreign office time deposits	388	462	653	926	1,071
Total interest-bearing deposits	26,768	24,392	27,191	31,380	30,647
Total deposits	43,762	39,486	40,091	42,003	41,934
Short-term borrowings	138	216	1,000	3,763	2,080
Accrued expenses and other liabilities	1,147	1,099	1,285	1,520	1,293
Medium- and long-term debt	5,519	8,684	13,334	12,457	8,197
Total liabilities	50,566	49,485	55,710	59,743	53,504
Total shareholders’ equity	6,351	6,068	7,099	5,442	5,070
Total liabilities and shareholders’ equity	$56,917	$55,553	$62,809	$65,185	$58,574

HISTORICAL REVIEW — STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions, except per share data)
Years Ended December 31	2011	2010	2009	2008	2007
INTEREST INCOME
Interest and fees on loans	$1,564	$1,617	$1,767	$2,649	$3,501
Interest on investment securities	233	226	329	389	206
Interest on short-term investments	12	10	9	13	23
Total interest income	1,809	1,853	2,105	3,051	3,730
INTEREST EXPENSE
Interest on deposits	90	115	372	734	1,167
Interest on short-term borrowings	—	1	2	87	105
Interest on medium- and long-term debt	66	91	164	415	455
Total interest expense	156	207	538	1,236	1,727
Net interest income	1,653	1,646	1,567	1,815	2,003
Provision for loan losses	153	480	1,082	686	212
Net interest income after provision for loan losses	1,500	1,166	485	1,129	1,791
NONINTEREST INCOME
Service charges on deposit accounts	208	208	228	229	221
Fiduciary income	151	154	161	199	199
Commercial lending fees	87	95	79	69	75
Letter of credit fees	73	76	69	69	63
Card fees	58	58	51	58	54
Foreign exchange income	40	39	41	40	40
Bank-owned life insurance	37	40	35	38	36
Brokerage fees	22	25	31	42	43
Net securities gains	14	3	243	67	7
Other noninterest income	102	91	112	82	150
Total noninterest income	792	789	1,050	893	888
NONINTEREST EXPENSES
Salaries	770	740	687	781	844
Employee benefits	205	179	210	194	193
Total salaries and employee benefits	975	919	897	975	1,037
Net occupancy expense	169	162	162	156	138
Equipment expense	66	63	62	62	60
Outside processing fee expense	101	96	97	104	91
Software expense	88	89	84	76	63
Merger and restructuring charges	75	—	—	—	—
FDIC insurance expense	43	62	90	16	5
Legal fees	43	35	37	29	24
Advertising expense	28	30	29	30	34
Other real estate expense	22	29	48	10	7
Litigation and operational losses	17	11	10	103	18
Customer services	—	3	4	13	43
Provision for credit losses on lending-related commitments	(9)	(2)	—	18	(1)
Other noninterest expenses	144	143	130	159	172
Total noninterest expenses	1,762	1,640	1,650	1,751	1,691
Income (loss) from continuing operations before income taxes	530	315	(115)	271	988
Provision (benefit) for income taxes	137	55	(131)	59	306
Income from continuing operations	393	260	16	212	682
Income from discontinued operations, net of tax	—	17	1	1	4
NET INCOME	$393	$277	$17	$213	$686
Less:
Preferred stock dividends	—	123	134	17	—
Income allocated to participating securities	4	1	1	4	6
Net income (loss) attributable to common shares	$389	$153	$(118)	$192	$680
Basic earnings per common share:
Income (loss) from continuing operations	$2.11	$0.79	$(0.80)	$1.28	$4.43
Net income (loss)	2.11	0.90	(0.79)	1.29	4.45
Diluted earnings per common share:
Income (loss) from continuing operations	2.09	0.78	(0.80)	1.28	4.40
Net income (loss)	2.09	0.88	(0.79)	1.28	4.43
Cash dividends declared on common stock	75	44	30	348	393
Cash dividends declared per common share	0.40	0.25	0.20	2.31	2.56

HISTORICAL REVIEW – STATISTICAL DATA
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

Years Ended December 31	2011	2010	2009	2008	2007
Average Rates (Fully Taxable Equivalent Basis)
Federal funds sold	0.32%	0.36%	0.32%	2.08%	5.28%
Interest-bearing deposits with banks	0.24	0.25	0.25	0.61	4.00
Other short-term investments	2.17	1.58	1.74	3.98	5.75
Investment securities available-for-sale	2.91	3.24	3.61	4.83	4.56
Commercial loans	3.69	3.89	3.63	5.08	7.25
Real estate construction loans	4.37	3.17	2.92	4.89	8.21
Commercial mortgage loans	4.23	4.10	4.20	5.57	7.26
Lease financing	3.51	3.88	3.25	0.59	3.04
International loans	3.83	3.94	3.79	5.13	7.06
Residential mortgage loans	5.27	5.30	5.53	5.94	6.13
Consumer loans	3.50	3.54	3.68	5.08	7.00
Total loans	3.91	4.00	3.84	5.13	7.03
Interest income as a percentage of earning assets	3.49	3.65	3.64	5.06	6.82
Domestic deposits	0.33	0.48	1.39	2.33	3.77
Deposits in foreign offices	0.48	0.31	0.29	2.77	4.85
Total interest-bearing deposits	0.33	0.47	1.37	2.34	3.81
Short-term borrowings	0.13	0.25	0.24	2.30	5.06
Medium- and long-term debt	1.20	1.05	1.23	3.33	5.55
Interest expense as a percentage of interest-bearing sources	0.48	0.62	1.29	2.59	4.22
Interest rate spread	3.01	3.03	2.35	2.47	2.60
Impact of net noninterest-bearing sources of funds	0.18	0.21	0.37	0.55	1.06
Net interest margin as a percentage of earning assets	3.19%	3.24%	2.72%	3.02%	3.66%
Ratios
Return on average common shareholders’ equity	6.18%	2.74%	(2.37)%	3.79%	13.52%
Return on average assets	0.69	0.50	0.03	0.33	1.17
Efficiency ratio	72.39	67.30	69.25	66.17	58.58
Tier 1 common capital as a percentage of risk-weighted assets (a)	10.37	10.13	8.18	7.08	6.85
Tier 1 capital as a percentage of risk-weighted assets	10.41	10.13	12.46	10.66	7.51
Total capital as a percentage of risk-weighted assets	14.25	14.54	16.93	14.72	11.20
Tangible common equity as a percentage of tangible assets (a)	10.27	10.54	7.99	7.21	7.97
Per Common Share Data
Book value at year-end	$34.80	$32.82	$32.27	$33.38	$34.12
Market value at year-end	25.80	42.24	29.57	19.85	43.53
Market value for the year
High	43.53	45.85	32.30	45.19	63.89
Low	21.48	29.68	11.72	15.05	39.62
Other Data (share data in millions)
Average common shares outstanding - basic	185	170	149	149	153
Average common shares outstanding - diluted	186	173	149	149	154
Number of banking centers	494	444	447	439	417
Number of employees (full-time equivalent)	9,397	9,001	9,330	10,186	10,782

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 21, 2012.

COMERICA INCORPORATED

By:	/s/ Ralph W. Babb, Jr.
Ralph W. Babb, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 21, 2012.

/s/ Ralph W. Babb, Jr.	Chairman, President and Chief Executive Officer and
Ralph W. Babb, Jr.	Director (Principal Executive Officer)

/s/ Karen L. Parkhill	Vice Chairman and Chief Financial Officer
Karen L. Parkhill	(Principal Financial Officer)

/s/ Muneera S. Carr	Senior Vice President and Chief Accounting Officer
Muneera S. Carr	(Principal Accounting Officer)

/s/ Roger A. Cregg
Roger A. Cregg	Director

/s/ T. Kevin DeNicola
T. Kevin DeNicola	Director

/s/ Jacqueline P. Kane
Jacqueline P. Kane	Director

/s/ Richard G. Lindner
Richard G. Lindner	Director

/s/ Alfred A. Piergallini
Alfred A. Piergallini	Director

/s/ Robert S. Taubman
Robert S. Taubman	Director

/s/ Reginald M. Turner, Jr.
Reginald M. Turner, Jr.	Director

/s/ Nina G. Vaca
Nina G. Vaca	Director

S-1

EXHIBIT INDEX
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

4
[Reference is made to Exhibits 3.1, 3.2 and 3.3 in respect of instruments defining the rights of security holders. In accordance with Regulation S-K Item No. 601(b)(4)(iii), the Registrant is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.]

4.1
Warrant Agreement, dated May 6, 2010, between the registrant and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated May 7, 2010, and incorporated herein by reference).

4.2	Form of Warrant (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated May 7, 2010, and incorporated herein by reference).

4.3
Warrant Agreement, dated as of June 9, 2010, between Comerica Incorporated (as successor to Sterling Bancshares, Inc.) and America Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to Sterling Bancshares, Inc.’s Registration Statement on Form 8-A12B filed on June 10, 2010 (File No. 001-34768) and incorporated herein by reference).

4.4	Form of Warrant (filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 (File No. 333-172211), and incorporated herein by reference).

9	(not applicable)

10.1†
Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.1A†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

10.1B†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.1C†	Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2012 version).

10.1D†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (filed as Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

10.1E†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.1F†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2012 version).

10.1G†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 22, 2007, and incorporated herein by reference).

10.1H†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.1I†	Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (2012 version).

10.1J†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (long-term restricted version) (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.1K†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.1L†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version 2) (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.2†
Comerica Incorporated 1997 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

10.2A†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.2B†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 1997 Long-Term Incentive Plan (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.2C†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 1997 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.3†	1986 Stock Option Plan of Imperial Bancorp (as amended) (filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

10.4†
Amended and Restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan effective April 30, 2007 (filed as Exhibit 10.1 Sterling Bancshares, Inc.'s Current Report on Form 8-K dated August 14, 2007 (File No. 000-20750), and incorporated herein by reference).

10.5†
1994 Incentive Stock Option Plan of the Sterling Bancshares, Inc. (filed as Exhibit 10.1 Sterling Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-20750), and incorporated herein by reference).

10.6†	Comerica Incorporated Amended and Restated Employee Stock Purchase Plan (amended and restated November 15, 2011).

10.7†	Comerica Incorporated 2011 Management Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 26, 2011, and incorporated herein by reference).

10.7A†
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

10.9†
1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated on July 26, 2011) (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 26, 2011, and incorporated herein by reference).

10.10†
1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (amended and restated on July 26, 2011) (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated July 26, 2011, and incorporated herein by reference).

10.11†
Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors (amended and restated on May 22, 2001) (filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

10.12†
Amended and Restated Comerica Incorporated Stock Option Plan For Non-Employee Directors of Comerica Bank and Affiliated banks (amended and restated May 22, 2001) (filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.13†
Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (amended and restated on November 18, 2008, with amendments effective December 31, 2008) (filed as Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.14†
Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (amended and restated on November 18, 2008, with amendments effective December 31, 2008) (filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.15†
Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (amended and restated on November 18, 2008, with amendments effective December 31, 2008) (filed as Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.15A†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.15B†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 2) (filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.15C†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 2.5) (filed as Exhibit 10.48 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.15D†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 3) (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

10.15E†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 4) (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

10.16†
Form of Director Indemnification Agreement between Comerica Incorporated and certain of its directors (filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.17†
Supplemental Benefit Agreement with Eugene A. Miller (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference).

10.18†
Supplemental Pension and Retiree Medical Agreement with Ralph W. Babb Jr. (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

10.19A†
Restrictive Covenants and General Release Agreement by and between Dale E. Greene and Comerica Incorporated dated August 22, 2011 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 22, 2011, and incorporated herein by reference).

10.19B†
Restrictive Covenants and General Release Agreement by and between Mary Constance Beck and Comerica Incorporated dated January 21, 2011 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 21, 2011, and incorporated herein by reference).

10.19C†
Restrictive Covenants and General Release Agreement by and between Joseph J. Buttigieg, III and Comerica Incorporated dated April 23, 2010 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 23, 2010, and incorporated herein by reference).

10.19D†
Restrictive Covenants and General Release Agreement by and between Dennis J. Mooradian and Comerica Incorporated dated February 20, 2009 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K on February 25, 2009, and incorporated herein by reference).

10.20†
Form of Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period—current) (filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.20A†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period—current).

10.21†
Form of Change of Control Employment Agreement (BE4 and Higher Version) (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 18, 2008, and incorporated herein by reference).

10.21A†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE4 and Higher Version)

10.22†	Form of Change of Control Employment Agreement (BE2—BE3 Version) (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated November 18, 2008, and incorporated herein by reference).

10.23†
Waiver of Senior Executive Officers dated November 14, 2008 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated November 13, 2008, regarding U.S. Department of Treasury’s Capital Purchase Program, and incorporated herein by reference).

10.24†
Amendments to Benefit Plans and Related Consent of Senior Executive Officers dated November 14, 2008 (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated November 13, 2008, regarding U.S. Department of Treasury’s Capital Purchase Program, and incorporated herein by reference).

10.25†
Form of Agreement Regarding Portion of Salary Payable in Phantom Stock Units (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 26, 2010, and incorporated herein by reference).

10.26
Letter Agreement dated November 14, 2008 by and between the Registrant and the United States Department of the Treasury (filed as Exhibit 10.1 to Registrant’s Current Report on From 8-K dated November 13, 2008, regarding U.S. Department of Treasury’s Capital Purchase Program, and incorporated herein by reference).

10.27
Implementation Agreement dated July 28, 2005 between Framlington Holdings Limited, Guarantors as named in the Agreement and AXA Investment Managers SA (restated to reflect amendments on September 7, 2005) (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.28
Second Amendment Agreement dated October 31, 2005 in relation to an Implementation Agreement dated July 28, 2005 (as amended on September 7, 2005) (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.29
FINRA Settlement Term Sheet, dated September 16, 2008 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.30
FINRA Letter of Acceptance, Waiver and Consent, effective January 5, 2009 (regarding settlement of auction rate securities investigation)(filed as Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

11	Statement regarding Computation of Net Income Per Common Share (incorporated by reference from Note 16 on page F-99 of this Annual Report on Form 10-K).

12	(not applicable)

13	(not applicable)

14	(not applicable)

16	(not applicable)

18	(not applicable)

21	Subsidiaries of Registrant

22	(not applicable)

23.1	Consent of Ernst & Young LLP

24	(not applicable)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

33	(not applicable)

34	(not applicable)

35	(not applicable)

100	(not applicable)

101*
Financial statements from Annual Report on Form 10-K of the Registrant for the year ended December 31, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.*

†	Management contract or compensatory plan or arrangement.

*
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

File No. for all filings under Exchange Act, unless otherwise noted: 1-10706.