Form 10-Q
period 2012-03-31
COMERICA INC /NEW/
filed 2012-05-01
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-10706
____________________________________________________________________________________
Comerica Incorporated
(Exact name of registrant as specified in its charter)
___________________________________________________________________________________

Delaware	38-1998421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Comerica Bank Tower
1717 Main Street, MC 6404
Dallas, Texas 75201
(Address of principal executive offices)
(Zip Code)
(214) 462-6831
(Registrant’s telephone number, including area code)
_________________________________________________________________________
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
$5 par value common stock:
Outstanding as of April 27, 2012: 196,672,892 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	March 31, 2012	December 31, 2011	March 31, 2011
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$984	$982	$875

Federal funds sold	10	—	—
Interest-bearing deposits with banks	2,966	2,574	3,570
Other short-term investments	180	149	154

Investment securities available-for-sale	10,061	10,104	7,406

Commercial loans	25,640	24,996	21,360
Real estate construction loans	1,442	1,533	2,023
Commercial mortgage loans	10,079	10,264	9,697
Lease financing	872	905	958
International loans	1,256	1,170	1,326
Residential mortgage loans	1,485	1,526	1,550
Consumer loans	2,238	2,285	2,262
Total loans	43,012	42,679	39,176
Less allowance for loan losses	(704)	(726)	(849)
Net loans	42,308	41,953	38,327
Premises and equipment	670	675	637
Accrued income and other assets	5,414	4,571	4,048
Total assets	$62,593	$61,008	$55,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$20,741	$19,764	$16,357

Money market and NOW deposits	20,502	20,311	17,888
Savings deposits	1,586	1,524	1,457
Customer certificates of deposit	6,145	5,808	5,672
Foreign office time deposits	332	348	499
Total interest-bearing deposits	28,565	27,991	25,516
Total deposits	49,306	47,755	41,873
Short-term borrowings	82	70	61
Accrued expenses and other liabilities	1,301	1,371	1,090
Medium- and long-term debt	4,919	4,944	6,116
Total liabilities	55,608	54,140	49,140

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares at 3/31/12 and 12/31/11 and 203,878,110 shares at 3/31/11	1,141	1,141	1,019
Capital surplus	2,154	2,170	1,464
Accumulated other comprehensive loss	(326)	(356)	(382)
Retained earnings	5,630	5,546	5,317
Less cost of common stock in treasury - 31,032,920 shares at 3/31/12, 30,831,076 shares at 12/31/11 and 27,103,941 shares at 3/31/11	(1,614)	(1,633)	(1,541)
Total shareholders’ equity	6,985	6,868	5,877
Total liabilities and shareholders’ equity	$62,593	$61,008	$55,017
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions, except per share data)	2012	2011
INTEREST INCOME
Interest and fees on loans	$411	$375
Interest on investment securities	64	57
Interest on short-term investments	3	2
Total interest income	478	434
INTEREST EXPENSE
Interest on deposits	19	22
Interest on medium- and long-term debt	16	17
Total interest expense	35	39
Net interest income	443	395
Provision for loan losses	23	49
Net interest income after provision for loan losses	420	346
NONINTEREST INCOME
Service charges on deposit accounts	56	52
Fiduciary income	38	39
Commercial lending fees	25	21
Letter of credit fees	17	18
Card fees	11	15
Foreign exchange income	9	9
Bank-owned life insurance	10	8
Brokerage fees	6	6
Net securities gains	5	2
Other noninterest income	29	37
Total noninterest income	206	207
NONINTEREST EXPENSES
Salaries	201	188
Employee benefits	60	50
Total salaries and employee benefits	261	238
Net occupancy expense	41	40
Equipment expense	17	15
Outside processing fee expense	26	24
Software expense	23	23
FDIC insurance expense	10	15
Advertising expense	7	7
Other real estate expense	4	8
Other noninterest expenses	59	45
Total noninterest expenses	448	415
Income before income taxes	178	138
Provision for income taxes	48	35
NET INCOME	130	103
Less income allocated to participating securities	1	1
Net income attributable to common shares	$129	$102
Earnings per common share:
Basic	$0.66	$0.58
Diluted	0.66	0.57

Comprehensive income	160	110

Cash dividends declared on common stock	20	17
Cash dividends declared per common share	0.10	0.10
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2010	176.5	$1,019	$1,481	$(389)	$5,247	$(1,565)	$5,793
Net income	—	—	—	—	103	—	103
Other comprehensive income, net of tax	—	—	—	7	—	—	7
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(17)	—	(17)
Purchase of common stock	(0.5)	—	—	—	—	(21)	(21)
Net issuance of common stock under employee stock plans	0.8	—	(30)	—	(16)	45	(1)
Share-based compensation	—	—	13	—	—	—	13
BALANCE AT MARCH 31, 2011	176.8	$1,019	$1,464	$(382)	$5,317	$(1,541)	$5,877

BALANCE AT DECEMBER 31, 2011	197.3	$1,141	$2,170	$(356)	$5,546	$(1,633)	$6,868
Net income	—	—	—	—	130	—	130
Other comprehensive income, net of tax	—	—	—	30	—	—	30
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(20)	—	(20)
Purchase of common stock	(1.2)	—	—	—	—	(36)	(36)
Net issuance of common stock under employee stock plans	1.1	—	(32)	—	(26)	58	—
Share-based compensation	—	—	13	—	—	—	13
Other	(0.1)	—	3	—	—	(3)	—
BALANCE AT MARCH 31, 2012	197.1	$1,141	$2,154	$(326)	$5,630	$(1,614)	$6,985
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions)	2012	2011
OPERATING ACTIVITIES
Net income	$130	$103
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23	49
Provision for deferred income taxes	22	13
Depreciation and amortization	33	29
Share-based compensation expense	13	13
Net amortization of securities	10	7
Accretion of loan purchase discount	(25)	—
Net securities gains	(5)	(2)
Excess tax benefits from share-based compensation arrangements	(1)	(1)
Net change in:
Trading securities	(33)	(13)
Accrued income receivable	(1)	(2)
Accrued expenses payable	(85)	(59)
Other, net	77	13
Net cash provided by operating activities	158	150
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	937	592
Purchases	(869)	(448)
Net change in loans	(357)	946
Other, net	(14)	(4)
Net cash (used in) provided by investing activities	(303)	1,086
FINANCING ACTIVITIES
Net change in:
Deposits	600	1,226
Short-term borrowings	12	(69)
Medium- and long-term debt:
Repayment	(4)	—
Common stock:
Repurchased	(36)	(21)
Cash dividends paid	(20)	(18)
Excess tax benefits from share-based compensation arrangements	1	1
Other, net	(4)	7
Net cash provided by financing activities	549	1,126
Net increase in cash and cash equivalents	404	2,362
Cash and cash equivalents at beginning of period	3,556	2,083
Cash and cash equivalents at end of period	$3,960	$4,445

Interest paid	$32	$34
Income taxes, tax deposits and tax-related interest paid	5	14
Noncash investing and financing activities:
Loans transferred to other real estate	5	13
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2011.
Recently Adopted Accounting Standards
In the first quarter 2012, the Corporation adopted amendments to GAAP which revise the presentation of comprehensive income in the financial statements. As a result, the Corporation presents on an interim basis the components of net income and a total for comprehensive income in one continuous consolidated statement of comprehensive income and will present on an annual basis the components of net income and other comprehensive income in two separate, but consecutive statements. Information on the components of other comprehensive income is provided on an interim basis in Note 9 to these unaudited financial statements.
In the first quarter 2012, the Corporation adopted an amendment to GAAP which generally aligns the principles of fair value measurements with International Financial Reporting Standards (IFRSs) and requires expanded disclosures. The adoption of the amendment had no impact on the Corporation's financial condition or results of operations. The required disclosures are provided in Note 2 to these unaudited financial statements.
Pending Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board issued an amendment to GAAP which requires enhanced disclosures about the nature and effect or potential effect of an entity's rights of setoff associated with its financial and derivative instruments. The Corporation will adopt the amendment in the first quarter 2013. While the amendment will expand the Corporation's financial and derivative instruments disclosures, the Corporation does not expect the adoption of the amendment to have any effect on the Corporation's financial condition and results of operations.
NOTE 2 – FAIR VALUE MEASUREMENTS
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
The Corporation categorizes assets and liabilities recorded at fair value on a recurring or nonrecurring basis and the estimated fair value of financial instruments not recorded at fair value on a recurring basis into a three-level hierarchy, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
Following are descriptions of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis. The descriptions include an indication of the level of the fair value hierarchy in which the assets or liabilities are classified. Transfers of assets or liabilities between levels of the fair value hierarchy are recognized at the beginning of the reporting period, when applicable.
Cash and due from banks, federal funds sold and interest-bearing deposits with banks
Due to their short-term nature, the carrying amount of these instruments approximates the estimated fair value. As such, the Corporation classifies the estimated fair value of these instruments as Level 1.
Trading securities and associated deferred compensation plan liabilities
Securities held for trading purposes and associated deferred compensation plan liabilities are recorded at fair value on a recurring basis and included in “other short-term investments” and “accrued expenses and other liabilities,” respectively, on the consolidated balance sheets. Level 1 securities held for trading purposes include assets related to employee deferred compensation plans, which are invested in mutual funds, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and other securities traded on an active exchange, such as the New York Stock Exchange. Deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets. Level 2 trading securities include municipal bonds and residential mortgage-backed securities issued by U.S. government-sponsored entities and corporate debt securities. Securities classified as Level 3 include securities in less liquid markets and securities not rated by a credit agency. The methods used to value trading securities are the same as the methods used to value investment securities available-for-sale, discussed below.
Loans held-for-sale
Loans held-for-sale, included in “other short-term investments” on the consolidated balance sheets, are recorded at the lower of cost or fair value. Loans held-for-sale may be carried at fair value on a nonrecurring basis when fair value is less than cost. The fair value is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Corporation classifies both loans held-for-sale subjected to nonrecurring fair value adjustments and the estimated fair value of loans held-for sale as Level 2.
Investment securities available-for-sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available or the market is deemed to be inactive at the measurement date, an adjustment to the quoted prices may be necessary. In some circumstances, the Corporation may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate to estimate an instrument's fair value. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include residential mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored entities and corporate debt securities. The fair value of Level 2 securities was determined using quoted prices of securities with similar characteristics, or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Securities classified as Level 3, of which the substantial majority is auction-rate securities, represent securities in less liquid markets requiring significant management assumptions when determining fair value. Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value for all periods presented was determined using an income approach based on a discounted cash flow model. The discounted cash flow model utilizes two significant inputs: discount rate and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium. The liquidity risk premium was derived from observed liquidity premiums based on auction-rate securities valuations performed by third parties and incorporated the rate at which the various types of similar auction-rate securities had been redeemed or sold since acquisition in 2008. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation's own redemption experience. As of March 31, 2012, approximately 72 percent of the aggregate auction-rate securities par value had been redeemed or sold since acquisition. Significant increases in any of these inputs in isolation would result in a significantly lower fair value. Additionally, as the discount rate incorporates the liquidity risk premium, a change in an assumption used for the liquidity risk premium would be accompanied by a directionally similar change in the discount rate. On an annual basis, an independent third party verifies the fair value by reviewing the appropriateness of the discounted cash flow model and its significant inputs.
Loans
The Corporation does not record loans at fair value on a recurring basis. However, periodically, the Corporation records nonrecurring adjustments to the carrying value of loans based on fair value measurements. Loans for which it is probable that payment of interest or principal will not be made in accordance with the contractual terms of the original loan agreement are considered impaired, which are reported as nonrecurring fair value measurements when a specific allowance for the impaired loan is established based on the fair value of collateral. Collateral values supporting individually evaluated impaired loans are evaluated quarterly. When management determines that the fair value of the collateral requires additional adjustments, either as a result of non-current appraisal value or when there is no observable market price, the Corporation classifies the impaired loan as Level 3.
The Corporation provides fair value estimates for loans not recorded at fair value. The estimated fair value is determined based on characteristics such as loan category, repricing features and remaining maturity, and includes prepayment and credit loss estimates. For variable rate business loans that reprice frequently, the estimated fair value is based on carrying values adjusted for estimated credit losses inherent in the portfolio at the balance sheet date. For other business loans and retail loans, fair values are estimated using a discounted cash flow model that employs a discount rate that reflect the Corporation's current pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date. The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable. The Corporation classifies the estimated fair value of loans held for investment as Level 3.
Customers’ liability on acceptances outstanding and acceptances outstanding
The carrying amount of these instruments approximates the estimated fair value, due to their short-term nature. As such, the Corporation classifies the estimated fair value of these instruments as Level 1.
Derivative assets and derivative liabilities
Derivative instruments held or issued for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. Fair value for over-the-counter derivative instruments is measured on a recurring basis using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities. The Corporation manages credit risk for its over-the-counter derivative positions on a counterparty-by-counterparty basis and calculates credit valuation adjustments, included in the fair value of these instruments, on the basis of its relationships at the counterparty portfolio/master netting agreement level. These credit valuation adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements. These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default. The Corporation assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Corporation classifies its over-the-counter derivative valuations in Level 2 of the fair value hierarchy. Examples of Level 2 derivative instruments are interest rate swaps and energy derivative and foreign exchange contracts.
The Corporation holds a portfolio of warrants for generally nonmarketable equity securities. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. Warrants which contain a net exercise provision or a non-contingent put right embedded in the warrant agreement are accounted for as derivatives and recorded at fair

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

value on a recurring basis using a Black-Scholes valuation model. The Black-Scholes valuation model utilizes five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company. Significant increases in any of these inputs in isolation, with the exception of exercise price, would result in a significantly higher fair value. Significant increases in exercise price in isolation would result in a significantly lower fair value. The Corporation classifies warrants accounted for as derivatives as Level 3.
The Corporation also holds a derivative contract associated with the 2008 sale of its remaining ownership of Visa Inc. (Visa) Class B shares. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The recurring fair value of the derivative contract is based on unobservable inputs consisting of management's estimate of the litigation outcome, timing of litigation settlements and payments related to the derivative. Significant increases in the estimate of litigation outcome and the timing of litigation settlements in isolation would result in a significantly higher liability fair value. Significant increases in payments related to the derivative in isolation would result in a significantly lower liability fair value. The Corporation classifies the derivative liability as Level 3.
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments. These funds generally cannot be redeemed and the majority are not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 15 years. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The investments are accounted for on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the Corporation's percentage ownership in the net asset value of the entire fund, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The Corporation classifies both nonmarketable equity securities subjected to nonrecurring fair value adjustments and the estimated fair value of nonmarketable equity securities not recorded at fair value in their entirety on a recurring basis as Level 3. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value on a nonrecurring basis were $2 million and $1 million at March 31, 2012 and December 31, 2011, respectively.
The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $92 million and its investment in FRB stock totaled $85 million at both March 31, 2012 and December 31, 2011, respectively. The Corporation believes its investments in FHLB and FRB stock are ultimately recoverable at par.
Other real estate
Other real estate is included in “accrued income and other assets” on the consolidated balance sheets and includes primarily foreclosed property. Foreclosed property is initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis. Subsequently, foreclosed property is carried at the lower of cost or fair value, less costs to sell. Other real estate may be carried at fair value on a nonrecurring basis when fair value is less than cost. Fair value is based upon independent market prices, appraised value or management's estimate of the value of the property. Throughout each quarter, the Corporation obtains updated independent market prices and appraised values as are required by state regulation or as are deemed necessary based on market conditions and determines if additional write-downs are necessary. On a quarterly basis, senior management reviews all other real estate and determines whether the carrying values are reasonable, based on collateral values and other current market

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

factors. Other real estate carried at fair value based on an observable market price or a current appraised value is classified by the Corporation as Level 2. When management determines that the fair value of other real estate requires additional adjustments, either as a result of a non-current appraisal or when there is no observable market price, the Corporation classifies the other real estate as Level 3.
Loan servicing rights
Loan servicing rights, included in “accrued income and other assets” on the consolidated balance sheets and primarily related to Small Business Administration loans, are subject to impairment testing. Loan servicing rights may be carried at fair value on a nonrecurring basis when impairment testing indicates that the fair value of the loan servicing rights is less than the recorded value. A valuation model is used for impairment testing on a quarterly basis, which utilizes a discounted cash flow model, using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management. If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Corporation classifies loan servicing rights as Level 3.
Deposit liabilities
The estimated fair value of checking, savings and certain money market deposit accounts is represented by the amounts payable on demand. The estimated fair value of term deposits is calculated by discounting the scheduled cash flows using the period-end rates offered on these instruments. As such, the Corporation classifies the estimated fair value of deposit liabilities as Level 2.
Short-term borrowings
The carrying amount of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximates the estimated fair value. As such, the Corporation classifies the estimated fair value of short-term borrowings as Level 1.
Medium- and long-term debt
The carrying value of variable-rate FHLB advances approximates the estimated fair value. The estimated fair value of the Corporation's remaining variable- and fixed-rate medium- and long-term debt is based on quoted market values when available. If quoted market values are not available, the estimated fair value is based on the market values of debt with similar characteristics. The Corporation classifies the estimated fair value of medium- and long-term debt as Level 2.
Credit-related financial instruments
Credit-related financial instruments include unused commitments to extend credit and standby and commercial letters of credit. These instruments generate ongoing fees which are recognized over the term of the commitment. In situations where credit losses are probable, the Corporation records an allowance. The carrying value of these instruments, which includes the carrying value of the deferred fees plus the related allowance, approximates the estimated fair value. The Corporation classifies the estimated fair value of credit-related financial instruments as Level 3.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2012
Trading securities:
Deferred compensation plan assets	$94	$94	$—	$—
Residential mortgage-backed securities (a)	5	—	5	—
State and municipal securities	46	—	46	—
Corporate debt securities	2	—	2	—
Total trading securities	147	94	53	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	20	20	—	—
Residential mortgage-backed securities (a)	9,584	—	9,584	—
State and municipal securities (b)	23	—	—	23
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	47	—	47	—
Equity and other non-debt securities:
Auction-rate preferred securities	320	—	—	320
Money market and other mutual funds	66	66	—	—
Total investment securities available-for-sale	10,061	86	9,631	344
Derivative assets:
Interest rate contracts	564	—	564	—
Energy derivative contracts	152	—	152	—
Foreign exchange contracts	33	—	33	—
Warrants	3	—	—	3
Total derivative assets	752	—	749	3
Total assets at fair value	$10,960	$180	$10,433	$347
Derivative liabilities:
Interest rate contracts	$235	$—	$235	$—
Energy derivative contracts	151	—	151	—
Foreign exchange contracts	28	—	28	—
Total derivative liabilities	414	—	414	—
Deferred compensation plan liabilities	94	94	—	—
Total liabilities at fair value	$508	$94	$414	$—

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2011
Trading securities:
Deferred compensation plan assets	$90	$90	$—	$—
Residential mortgage-backed securities (a)	2	—	2	—
Other government-sponsored enterprise securities	9	—	9	—
State and municipal securities	12	—	12	—
Corporate debt securities	1	—	1	—
Other securities	1	1	—	—
Total trading securities	115	91	24	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	20	20	—	—
Residential mortgage-backed securities (a)	9,512	—	9,512	—
State and municipal securities (b)	24	—	—	24
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	46	—	46	—
Equity and other non-debt securities:
Auction-rate preferred securities	408	—	—	408
Money market and other mutual funds	93	93	—	—
Total investment securities available-for-sale	10,104	113	9,558	433
Derivative assets:
Interest rate contracts	602	—	602	—
Energy derivative contracts	115	—	115	—
Foreign exchange contracts	40	—	40	—
Warrants	3	—	—	3
Total derivative assets	760	—	757	3
Total assets at fair value	$10,979	$204	$10,339	$436
Derivative liabilities:
Interest rate contracts	$253	$—	$253	$—
Energy derivative contracts	115	—	115	—
Foreign exchange contracts	35	—	35	—
Other	6	—	—	6
Total derivative liabilities	409	—	403	6
Deferred compensation plan liabilities	90	90	—	—
Total liabilities at fair value	$499	$90	$403	$6

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during the three-month periods ended March 31, 2012 and 2011.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month periods ended March 31, 2012 and 2011.

		Net Realized/Unrealized Gains (Losses)
	Balance at Beginning of Period	Recorded in Earnings		Recorded in Other Comprehensive Income (Pre-tax)				Balance at End of Period

(in millions)		Realized	Unrealized			Sales	Settlements
Three Months Ended March 31, 2012
Investment securities available-for-sale:
State and municipal securities (a)	$24	$—	$—	$(1)	(b)	$—	$—	$23
Auction-rate debt securities	1	—	—	—		—	—	1
Auction-rate preferred securities	408	5	—	4	(b)	(97)	—	320
Total investment securities available-for-sale	433	5	—	3	(b)	(97)	—	344
Derivative assets:
Warrants	3	1	—	—		(1)	—	3
Derivative liabilities:
Other	6	—	—	—		—	(6)	—

Three Months Ended March 31, 2011
Trading securities:
Other securities	1	—	—	—		(1)	—	—
Total trading securities	1	—	—	—		(1)	—	—
Investment securities available-for-sale:
State and municipal securities (a)	39	—	—	—		(13)	—	26
Auction-rate debt securities	1	—	—	—		—	—	1
Other corporate debt securities	1	—	—	—		—	—	1
Auction-rate preferred securities	570	3	—	(11)	(b)	(58)	—	504
Total investment securities available-for-sale	611	3	—	(11)	(b)	(71)	—	532
Derivative assets:
Warrants	7	2	1	—		(2)	—	8
Derivative liabilities:
Other	1	—	(1)	—		—	—	2

(a)	Primarily auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the income statement classification of realized and unrealized gains and losses due to changes in fair value recorded in earnings for the three months ended March 31, 2012 and 2011 for recurring Level 3 assets and liabilities, as shown in the previous table.

	Net Securities Gains (Losses)		Other Noninterest Income		Total
(in millions)	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Three Months Ended March 31, 2012
Investment securities available-for-sale:
Auction-rate preferred securities	$5	$—	$—	$—	$5	$—
Derivative assets:
Warrants	—	—	1	—	1	—

Three Months Ended March 31, 2011
Investment securities available-for-sale:
Auction-rate preferred securities	3	—	—	—	3	—
Derivative assets:
Warrants	—	—	2	1	2	1
Derivative liabilities:
Other	—	(1)	—	—	—	(1)
ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. Assets recorded at fair value on a nonrecurring basis are presented in the following table. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011.

(in millions)	Total	Level 3
March 31, 2012
Loans:
Commercial	$133	$133
Real estate construction	72	72
Commercial mortgage	288	288
Lease financing	3	3
International	4	4
Total loans	500	500
Nonmarketable equity securities	1	1
Other real estate	10	10
Loan servicing rights	3	3
Total assets at fair value	$514	$514

December 31, 2011
Loans:
Commercial	$164	$164
Real estate construction	87	87
Commercial mortgage	302	302
Lease financing	3	3
International	8	8
Total loans	564	564
Nonmarketable equity securities	1	1
Other real estate	29	29
Loan servicing rights	3	3
Total assets at fair value	$597	$597

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's Level 3 recurring fair value measurements as of March 31, 2012. No liabilities were recorded as Level 3 at March 31, 2012.

		Discounted Cash Flow Model
		Unobservable Input
March 31, 2012	Fair Value (in millions)	Discount Rate	Workout Period (in years)
State and municipal securities (a)	$23	5% - 10%	4 - 5
Equity and other non-debt securities:
Auction-rate preferred securities	320	3% - 7%	2 - 4

(a)	Primarily auction-rate securities.
Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2012 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS NOT RECORDED AT FAIR VALUE ON A RECURRING BASIS
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
March 31, 2012
Assets
Cash and due from banks	$984	$984	$984	$—	$—
Federal funds sold	10	10	10	—	—
Interest-bearing deposits with banks	2,966	2,966	2,966	—	—
Loans held-for-sale	32	32	—	32	—
Total loans, net of allowance for loan losses (a)	42,308	42,597	—	—	42,597
Customers’ liability on acceptances outstanding	17	17	17	—	—
Nonmarketable equity securities (b)	15	28	—	—	28
Liabilities
Demand deposits (noninterest-bearing)	20,741	20,741	—	20,741	—
Interest-bearing deposits	22,420	22,420	—	22,420	—
Customer certificates of deposit	6,145	6,144	—	6,144	—
Total deposits	49,306	49,305	—	49,305	—
Short-term borrowings	82	82	82	—	—
Acceptances outstanding	17	17	17	—	—
Medium- and long-term debt	4,919	4,805	—	4,805	—
Credit-related financial instruments	(97)	(97)	—	—	(97)

December 31, 2011
Assets
Cash and due from banks	$982	$982	$982	$—	$—
Interest-bearing deposits with banks	2,574	2,574	2,574	—	—
Loans held-for-sale	34	34	—	34	—
Total loans, net of allowance for loan losses (a)	41,953	42,233	—	—	42,233
Customers’ liability on acceptances outstanding	22	22	22	—	—
Nonmarketable equity securities (b)	16	27	—	—	27
Liabilities
Demand deposits (noninterest-bearing)	19,764	19,764	—	19,764	—
Interest-bearing deposits	22,183	22,183	—	22,183	—
Customer certificates of deposit	5,808	5,809	—	5,809	—
Total deposits	47,755	47,756	—	47,756	—
Short-term borrowings	70	70	70	—	—
Acceptances outstanding	22	22	22	—	—
Medium- and long-term debt	4,944	4,794	—	4,794	—
Credit-related financial instruments	(101)	(101)	—	—	(101)

(a)	Included $500 million and $564 million of impaired loans recorded at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011, respectively.

(b)	Included $1 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at both March 31, 2012 and December 31, 2011.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities available-for-sale follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
U.S. Treasury and other U.S. government agency securities	$20	$—	$—	$20
Residential mortgage-backed securities (a)	9,334	250	—	9,584
State and municipal securities (b)	29	—	6	23
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	47	—	—	47
Equity and other non-debt securities:
Auction-rate preferred securities	331	—	11	320
Money market and other mutual funds	66	—	—	66
Total investment securities available-for-sale	$9,828	$250	$17	$10,061

December 31, 2011
U.S. Treasury and other U.S. government agency securities	$20	$—	$—	$20
Residential mortgage-backed securities (a)	9,289	224	1	9,512
State and municipal securities (b)	29	—	5	24
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	46	—	—	46
Equity and other non-debt securities:
Auction-rate preferred securities	423	—	15	408
Money market and other mutual funds	93	—	—	93
Total investment securities available-for-sale	$9,901	$224	$21	$10,104

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of March 31, 2012 and December 31, 2011 follows:

	Temporarily Impaired
	Less than 12 months			12 months or more			Total
(in millions)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
March 31, 2012
Residential mortgage-backed securities (a)	$362	$—	(c)	$—	$—		$362	$—	(c)
State and municipal securities (b)	—	—		23	6		23	6
Corporate debt securities:
Auction-rate debt securities	—	—		1	—	(c)	1	—	(c)
Equity and other non-debt securities:
Auction-rate preferred securities	88	—	(c)	232	11		320	11
Total impaired securities	$450	$—		$256	$17		$706	$17

December 31, 2011
Residential mortgage-backed securities (a)	$249	$1		$—	$—		$249	$1
State and municipal securities (b)	—	—		24	5		24	5
Corporate debt securities:
Auction-rate debt securities	—	—		1	—	(c)	1	—	(c)
Equity and other non-debt securities:
Auction-rate preferred securities	88	1		320	14		408	15
Total impaired securities	$337	$2		$345	$19		$682	$21

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
As of March 31, 2012, 92 percent of the Corporation’s auction-rate portfolio was rated Aaa/AAA by the credit rating agencies.
At March 31, 2012, the Corporation had 158 securities in an unrealized loss position with no credit impairment, including 121 auction-rate preferred securities, 24 state and municipal auction-rate securities, 12 residential mortgage-backed securities and one auction-rate debt security. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2012.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses, recorded in “net securities gains” on the consolidated statements of comprehensive income, computed based on the adjusted cost of the specific security.

	Three Months Ended March 31,
(in millions)	2012	2011
Securities gains	$5	$3
Securities losses (a)	—	(1)
Total net securities gains	$5	$2
(a)    Primarily charges related to a derivative contract tied to the conversion rate of Visa Class B shares.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
(in millions)	Amortized Cost	Fair Value
Contractual maturity
Within one year	$67	$67
After one year through five years	239	248
After five years through ten years	139	140
After ten years	8,986	9,220
Subtotal	9,431	9,675
Equity and other nondebt securities:
Auction-rate preferred securities	331	320
Money market and other mutual funds	66	66
Total investment securities available-for-sale	$9,828	$10,061
Included in the contractual maturity distribution in the table above were auction-rate securities with a total amortized cost and fair value of $28 million and $23 million, respectively. Auction-rate securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions. At each successful auction, the Corporation has the option to sell the security at par value. Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt. As a result, the expected life of auction-rate securities may differ significantly from the contractual life. Also included in the table above were residential mortgage-backed securities with a total amortized cost and fair value of $9.3 billion and $9.6 billion, respectively. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At March 31, 2012, investment securities with a carrying value of $2.8 billion were pledged where permitted or required by law to secure $2.1 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table summarizes nonperforming assets.

(in millions)	March 31, 2012	December 31, 2011
Nonaccrual loans	$830	$860
Reduced-rate loans (a)	26	27
Total nonperforming loans	856	887
Foreclosed property	67	94
Total nonperforming assets	$923	$981

(a)	Reduced-rate business loans totaled $7 million and $8 million, respectively, and reduced-rate retail loans totaled $19 million at both March 31, 2012 and December 31, 2011.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (c)	Total Loans
March 31, 2012
Business loans:
Commercial	$113	$8	$4	$125	$205	$25,310	$25,640
Real estate construction:
Commercial Real Estate business line (a)	54	—	—	54	77	924	1,055
Other business lines (b)	1	1	1	3	8	376	387
Total real estate construction	55	1	1	57	85	1,300	1,442
Commercial mortgage:
Commercial Real Estate business line (a)	21	15	7	43	174	2,284	2,501
Other business lines (b)	26	8	18	52	275	7,251	7,578
Total commercial mortgage	47	23	25	95	449	9,535	10,079
Lease financing	—	—	—	—	4	868	872
International	23	—	3	26	4	1,226	1,256
Total business loans	238	32	33	303	747	38,239	39,289
Retail loans:
Residential mortgage	18	7	8	33	69	1,383	1,485
Consumer:
Home equity	9	5	4	18	9	1,585	1,612
Other consumer	4	2	5	11	5	610	626
Total consumer	13	7	9	29	14	2,195	2,238
Total retail loans	31	14	17	62	83	3,578	3,723
Total loans	$269	$46	$50	$365	$830	$41,817	$43,012

December 31, 2011
Business loans:
Commercial	$45	$6	$8	$59	$237	$24,700	$24,996
Real estate construction:
Commercial Real Estate business line (a)	15	5	—	20	93	990	1,103
Other business lines (b)	1	1	1	3	8	419	430
Total real estate construction	16	6	1	23	101	1,409	1,533
Commercial mortgage:
Commercial Real Estate business line (a)	62	16	1	79	159	2,269	2,507
Other business lines (b)	34	22	31	87	268	7,402	7,757
Total commercial mortgage	96	38	32	166	427	9,671	10,264
Lease financing	—	—	—	—	5	900	905
International	2	—	—	2	8	1,160	1,170
Total business loans	159	50	41	250	778	37,840	38,868
Retail loans:
Residential mortgage	28	6	6	40	71	1,415	1,526
Consumer:
Home equity	11	8	6	25	5	1,625	1,655
Other consumer	11	2	5	18	6	606	630
Total consumer	22	10	11	43	11	2,231	2,285
Total retail loans	50	16	17	83	82	3,646	3,811
Total loans	$209	$66	$58	$333	$860	$41,486	$42,679

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Included acquired purchase credit-impaired (PCI) loans with a total carrying value of $72 million and $87 million at March 31, 2012 and December 31, 2011, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
March 31, 2012
Business loans:
Commercial	$23,920	$879	$636	$205	$25,640
Real estate construction:
Commercial Real Estate business line (e)	766	117	95	77	1,055
Other business lines (f)	344	14	21	8	387
Total real estate construction	1,110	131	116	85	1,442
Commercial mortgage:
Commercial Real Estate business line (e)	1,751	391	185	174	2,501
Other business lines (f)	6,445	363	495	275	7,578
Total commercial mortgage	8,196	754	680	449	10,079
Lease financing	840	13	15	4	872
International	1,173	39	40	4	1,256
Total business loans	35,239	1,816	1,487	747	39,289
Retail loans:
Residential mortgage	1,390	13	13	69	1,485
Consumer:
Home equity	1,575	18	10	9	1,612
Other consumer	602	11	8	5	626
Total consumer	2,177	29	18	14	2,238
Total retail loans	3,567	42	31	83	3,723
Total loans	$38,806	$1,858	$1,518	$830	$43,012
December 31, 2011
Business loans:
Commercial	$23,206	$898	$655	$237	$24,996
Real estate construction:
Commercial Real Estate business line (e)	768	139	103	93	1,103
Other business lines (f)	370	23	29	8	430
Total real estate construction	1,138	162	132	101	1,533
Commercial mortgage:
Commercial Real Estate business line (e)	1,728	409	211	159	2,507
Other business lines (f)	6,541	415	533	268	7,757
Total commercial mortgage	8,269	824	744	427	10,264
Lease financing	865	18	17	5	905
International	1,097	33	32	8	1,170
Total business loans	34,575	1,935	1,580	778	38,868
Retail loans:
Residential mortgage	1,434	12	9	71	1,526
Consumer:
Home equity	1,600	22	28	5	1,655
Other consumer	603	12	9	6	630
Total consumer	2,203	34	37	11	2,285
Total retail loans	3,637	46	46	82	3,811
Total loans	$38,212	$1,981	$1,626	$860	$42,679

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

(b)
Special mention loans are accruing loans that have potential credit weaknesses that deserve management’s close attention, such as loans to borrowers who may be experiencing financial difficulties that may result in deterioration of repayment prospects from the borrower at some future date. Included in the special mention category were $409 million and $481 million at March 31, 2012 and December 31, 2011, respectively, of loans proactively monitored by management that were considered “pass” by regulatory authorities.

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

(d)
Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Summary of Significant Accounting Policies - on page F-59 in the Corporation's 2011 Annual Report. A significant majority of nonaccrual loans are generally consistent with the "substandard" category and the remainder are generally consistent with the "doubtful" category as defined by regulatory authorities.

(e)	Primarily loans to real estate investors and developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2012			2011
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended March 31
Allowance for loan losses:
Balance at beginning of period	$648	$78	$726	$824	$77	$901
Loan charge-offs	(55)	(7)	(62)	(113)	(10)	(123)
Recoveries on loans previously charged-off	14	3	17	21	1	22
Net loan charge-offs	(41)	(4)	(45)	(92)	(9)	(101)
Provision for loan losses	25	(2)	23	39	10	49
Balance at end of period	$632	$72	$704	$771	$78	$849
As a percentage of total loans	1.61%	1.94%	1.64%	2.18%	2.02%	2.17%

March 31
Allowance for loan losses:
Individually evaluated for impairment	$143	$1	$144	$168	$5	$173
Collectively evaluated for impairment	489	71	560	603	73	676
Total allowance for loan losses	$632	$72	$704	$771	$78	$849
Loans:
Individually evaluated for impairment	$702	$50	$752	$854	$46	$900
Collectively evaluated for impairment	38,523	3,665	42,188	34,510	3,766	38,276
PCI loans (a)	64	8	72	—	—	—
Total loans evaluated for impairment	$39,289	$3,723	$43,012	$35,364	$3,812	$39,176
(a)    No allowance for loan losses was required for PCI loans at March 31, 2012.
Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended March 31,
(in millions)	2012	2011
Balance at beginning of period	$26	$35
Provision for credit losses on lending-related commitments	(1)	(3)
Balance at end of period	$25	$32
Unfunded lending-related commitments sold	$—	$2

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2012
Business loans:
Commercial	$—	$227	$227	$345	$51
Real estate construction:
Commercial Real Estate business line (a)	—	68	68	101	10
Other business lines (b)	—	5	5	7	2
Total real estate construction	—	73	73	108	12
Commercial mortgage:
Commercial Real Estate business line (a)	3	175	178	240	36
Other business lines (b)	5	212	217	313	42
Total commercial mortgage	8	387	395	553	78
Lease financing	—	3	3	6	1
International	—	4	4	4	1
Total business loans	8	694	702	1,016	143
Retail loans:
Residential mortgage	16	26	42	45	1
Consumer:
Home equity	3	2	5	6	—
Other consumer	—	3	3	9	—
Total consumer	3	5	8	15	—
Total retail loans	19	31	50	60	1
Total individually evaluated impaired loans	$27	$725	$752	$1,076	$144

December 31, 2011
Business loans:
Commercial	$2	$244	$246	$348	$57
Real estate construction:
Commercial Real Estate business line (a)	—	102	102	146	18
Other business lines (b)	—	5	5	7	1
Total real estate construction	—	107	107	153	19
Commercial mortgage:
Commercial Real Estate business line (a)	—	148	148	198	34
Other business lines (b)	6	201	207	299	36
Total commercial mortgage	6	349	355	497	70
Lease financing	—	3	3	6	1
International	—	8	8	10	2
Total business loans	8	711	719	1,014	149
Retail loans:
Residential mortgage	16	30	46	51	3
Consumer:
Home equity	—	1	1	1	—
Other consumer	—	5	5	12	1
Total consumer	—	6	6	13	1
Total retail loans	16	36	52	64	4
Total individually evaluated impaired loans	$24	$747	$771	$1,078	$153

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to reduced-rate loans.

	2012		2011
(in millions)	Average Impaired Loans for the Period	Interest Income Recognized for the Period	Average Impaired Loans for the Period	Interest Income Recognized for the Period
Three Months Ended March 31
Business loans:
Commercial	$236	$1	$231	$1
Real estate construction:
Commercial Real Estate business line (a)	85	—	219	—
Other business lines (b)	5	—	—	—
Total real estate construction	90	—	219	—
Commercial mortgage:
Commercial Real Estate business line (a)	163	—	189	—
Other business lines (b)	212	1	241	1
Total commercial mortgage	375	1	430	1
Lease financing	3	—	7	—
International	6	—	3	—
Total business loans	710	2	890	2
Retail loans:
Residential mortgage	44	—	39	—
Consumer loans:
Home equity	3	—	—	—
Other consumer	4	—	8	—
Total consumer	7	—	8	—
Total retail loans	51	—	47	—
Total individually evaluated impaired loans	$761	$2	$937	$2

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings (TDRs)
The following tables detail the recorded balance at March 31, 2012 and 2011 of loans considered to be TDRs that were restructured during the three months ended March 31, 2012 and 2011, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Three Months Ended March 31, 2012
Business loans:
Commercial	$21	$—	$—	$21
Commercial mortgage:
Commercial Real Estate business line (c)	24	—	6	30
Other business lines (d)	9	—	—	9
Total commercial mortgage	33	—	6	39
Total business loans	54	—	6	60
Total loans	$54	$—	$6	$60

Three Months Ended March 31, 2011
Business loans:
Commercial	$32	$8	$—	$40
Commercial mortgage:
Other business lines (d)	14	5	—	19
Total commercial mortgage	14	5	—	19
Total business loans	46	13	—	59
Retail loans:
Residential mortgage	—	2	—	2
Total retail loans	—	2	—	2
Total loans	$46	$15	$—	$61

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)
Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loan which is expected to be collected; and a "B" note, which is either fully charged off or exchanged for an equity interest.

(c)	Primarily loans to real estate investors and developers.

(d)	Primarily loans secured by owner-occupied real estate.
At March 31, 2012 and December 31, 2011, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $11 million and $13 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the three-month period ended March 31, 2012 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the three-month period ended March 31, 2012 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. For reduced-rate loans and AB Note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. During the twelve-month period from April 1, 2011 to March 31, 2012, loans with a carrying value of $32 million at March 31, 2012 had been modified by reducing the rate on the loans. Of these modifications, $7 million, primarily consisting of commercial mortgage loans included in other business lines and residential mortgage loans, subsequently defaulted during the same twelve-month period. During the twelve-month period from April 1, 2011 to March 31, 2012, loans with a carrying value of $33 million at March 31, 2012 had been restructured into two notes. Of these modifications, $2 million of commercial loans subsequently defaulted during the same twelve-month period. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. During the twelve-month period from April 1, 2011 to March 31, 2012, loans with a carrying value of $187 million at March 31, 2012 had been modified by principal deferral. Of these principal deferral modifications, $91 million, primarily consisting of commercial loans and commercial mortgage loans included in the

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Commercial Real Estate and other business lines, subsequently experienced a change in the risk rating such that the loans are currently included in non-performing loans. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
Purchased Credit-Impaired (PCI) Loans
In connection with the acquisition of Sterling Bancshares, Inc. (Sterling) on July 28, 2011, the Corporation acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses.
Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable that the Corporation would not be able to collect all contractual amounts due were accounted for as PCI. The Corporation aggregated the acquired PCI loans into pools of loans based on common risk characteristics.
The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at March 31, 2012 and December 31, 2011 were as follows. The outstanding balance represents the total amount owed as of March 31, 2012 and December 31, 2011, including accrued but unpaid interest and any amounts previously charged off. No allowance for loan losses was required on the acquired PCI loan pools at both March 31, 2012 and December 31, 2011.

(in millions)	March 31, 2012	December 31, 2011
Acquired PCI loans:
Carrying amount	$72	$87
Outstanding balance	210	234
Changes in the accretable yield for acquired PCI loans for the three months ended March 31, 2012 were as follows.

(in millions)	Three Months Ended March 31, 2012
Balance at December 31, 2011	$25
Accretion	(5)
Balance at March 31, 2012	$20
NOTE 5 - GOODWILL
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests indicate goodwill might be impaired.
In January 2012, the Federal Reserve announced their expectation for the Federal Funds target rate to remain at currently low levels through 2014. Given the potential for a continued low interest rate environment, the Corporation determined that an additional interim goodwill impairment test should be performed in the first quarter 2012.
At the conclusion of the first step of the interim goodwill impairment tests performed in the first quarter 2012, the estimated fair values of all reporting units exceeded their carrying amounts, including goodwill.
NOTE 6 - DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

in derivative instruments held or issued for risk management purposes is typically offset by changes in the fair value of the assets or liabilities being hedged.
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. For derivatives with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement, on a net basis, of contracts entered into with the same counterparty. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At March 31, 2012, counterparties had pledged marketable investment securities to secure 89 percent of the fair value of contracts with bilateral collateral agreements in an unrealized gain position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2012 was $82 million, for which the Corporation had pledged collateral of $67 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2012, the Corporation would have been required to assign an additional $15 million of collateral to its counterparties.
Derivative Instruments
Derivative instruments utilized by the Corporation are negotiated over-the-counter and primarily include swaps, caps and floors, forward contracts and options, each of which may relate to interest rates, energy commodity prices or foreign currency exchange rates. Swaps are agreements in which two parties periodically exchange cash payments based on specified indices applied to a specified notional amount until a stated maturity. Caps and floors are agreements which entitle the buyer to receive cash payments based on the difference between a specified reference rate or price and an agreed strike rate or price, applied to a specified notional amount until a stated maturity. Forward contracts are over-the-counter agreements to buy or sell an asset at a specified future date and price. Options are similar to forward contracts except the purchaser has the right, but not the obligation, to buy or sell the asset during a specified period or at a specified future date.
Over-the-counter contracts are tailored to meet the needs of the counterparties involved and, therefore, contain a greater degree of credit risk and liquidity risk than exchange-traded contracts, which have standardized terms and readily available price information. The Corporation reduces exposure to market and liquidity risks from over-the-counter derivative instruments entered into for risk management purposes, and transactions entered into to mitigate the market risk associated with customer-initiated transactions, by conducting hedging transactions with investment grade domestic and foreign financial institutions and subjecting counterparties to credit approvals, limits and collateral monitoring procedures similar to those used in making other extensions of credit.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at March 31, 2012 and December 31, 2011. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	March 31, 2012			December 31, 2011
		Fair Value (a)			Fair Value (a)
(in millions)	Notional/ Contract Amount (b)	Asset Derivatives	Liability Derivatives	Notional/ Contract Amount (b)	Asset Derivatives	Liability Derivatives
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$1,450	$299	$—	$1,450	$317	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	301	1	—	229	1	1
Total risk management purposes	$1,751	$300	$—	$1,679	$318	$1

Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	$399	$—	$3	$421	$—	$3
Caps and floors purchased	399	3	—	421	3	—
Swaps	10,204	262	232	9,699	282	250
Total interest rate contracts	11,002	265	235	10,541	285	253
Energy contracts:
Caps and floors written	1,563	—	108	1,141	—	86
Caps and floors purchased	1,563	108	—	1,141	86	—
Swaps	893	44	43	379	29	29
Total energy contracts	4,019	152	151	2,661	115	115
Foreign exchange contracts:
Spot, forwards, options and swaps	2,547	32	28	2,842	39	34
Total customer-initiated and other activities	$17,568	$449	$414	$16,044	$439	$402
Total derivatives	$19,319	$749	$414	$17,723	$757	$403

(a)
Asset derivatives are included in “accrued income and other assets” and liability derivatives are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of derivative assets and liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of derivative assets included credit valuation adjustments for counterparty credit risk totaling $6 million and $4 million at March 31, 2012 and December 31, 2011, respectively.

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
Risk management fair value interest rate swaps generated net interest income of $17 million and $18 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The net gains (losses) recognized in "other noninterest income" (i.e., the ineffective portion) in the consolidated statements of comprehensive income on risk management derivative instruments designated as fair value hedges of fixed-rate debt were as follows.

	Three Months Ended March 31,
(in millions)	2012	2011
Interest rate swaps	$—	$1
As of and for the three-month period ended March 31, 2012 the Corporation had no interest rate swap agreements designated as cash flow hedges of loans. In the first quarter 2011, the remaining interest rate swap agreements outstanding matured. The net gains (losses) recognized in income and OCI on risk management derivatives designated as cash flow hedges of loans for the three-month period ended March 31, 2011 are displayed in the table below.

(in millions)	Three Months Ended March 31, 2011
Interest rate swaps
Gain recognized in OCI (effective portion)	$(2)
Gain recognized in other noninterest income (ineffective portion)	1
Gain reclassified from accumulated OCI into interest and fees on loans (effective portion)	1
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks.
The Corporation recognized an insignificant amount of net gains (losses) on risk management derivative instruments used as economic hedges in "other noninterest income" in the consolidated statements of comprehensive income for both the three-month periods ended March 31, 2012 and 2011.
 The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of March 31, 2012 and December 31, 2011.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
March 31, 2012
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,450	5.2	5.45%	0.72%

December 31, 2011
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,450	5.4	5.45%	0.60%

(a)	Variable rates paid on receive fixed swaps are based on prime and six-month LIBOR rates in effect at March 31, 2012 and December 31, 2011.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

where the Corporation holds a speculative position within the limits described above, the Corporation recognized an insignificant amount of net gains in “other noninterest income” in the consolidated statements of comprehensive income in both the three-month periods ended March 31, 2012 and 2011.
Fair values of customer-initiated and other derivative instruments represent the net unrealized gains or losses on such contracts and are recorded in the consolidated balance sheets. Changes in fair value are recognized in the consolidated statements of comprehensive income. The net gains recognized in income on customer-initiated derivative instruments, net of the impact of offsetting positions, were as follows.

		Three Months Ended March 31,
(in millions)	Location of Gain	2012	2011
Interest rate contracts	Other noninterest income	$2	$6
Energy contracts	Other noninterest income	1	—
Foreign exchange contracts	Foreign exchange income	9	8
Total		$12	$14
Additional information regarding the nature, terms and associated risks of derivative instruments can be found in the Corporation's 2011 Annual Report on page F-38 and F-39 and in Notes 1 and 9 to the consolidated financial statements.
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	March 31, 2012	December 31, 2011
Unused commitments to extend credit:
Commercial and other	$26,016	$24,819
Bankcard, revolving check credit and home equity loan commitments	1,636	1,612
Total unused commitments to extend credit	$27,652	$26,431

Standby letters of credit	$5,246	$5,325
Commercial letters of credit	122	132
Other credit-related financial instruments	—	6
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At March 31, 2012 and December 31, 2011, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $25 million and $26 million, respectively. The Corporation recorded a purchase discount for lending-related commitments acquired from Sterling on July 28, 2011. An allowance for credit losses will be recorded on Sterling lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. At both March 31, 2012 and December 31, 2011, no allowance was recorded for Sterling lending-related commitments and $3 million of purchase discount remained.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $8 million and $9 million at March 31, 2012 and December 31, 2011, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

or domestic trade transactions. These contracts expire in decreasing amounts through the year 2021. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $292 million and $271 million, respectively, of the $5.4 billion and $5.5 billion standby and commercial letters of credit outstanding at March 31, 2012 and December 31, 2011, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $86 million at March 31, 2012, including $69 million in deferred fees and $17 million in the allowance for credit losses on lending-related commitments. At December 31, 2011, the comparable amounts were $89 million, $72 million and $17 million, respectively.
The following table presents a summary of internally classified watch list standby and commercial letters of credit at March 31, 2012 and December 31, 2011. The Corporation's internal watch list is generally consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	March 31, 2012	December 31, 2011
Total watch list standby and commercial letters of credit	$200	$195
As a percentage of total outstanding standby and commercial letters of credit	3.7%	3.6%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of March 31, 2012 and December 31, 2011, the total notional amount of the credit risk participation agreements was approximately $439 million and $394 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $12 million at both March 31, 2012 and December 31, 2011, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of March 31, 2012, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.5 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B shares. The fair value of the derivative liability, included in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant at March 31, 2012 and $6 million at December 31, 2011, respectively.
NOTE 7 - VARIABLE INTEREST ENTITIES (VIEs)
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
The Corporation has a limited partnership interest in 157 low income housing tax credit/historic rehabilitation tax credit partnerships. These entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities, as the general partner has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. While the partnership agreements allow the limited partners, through a majority vote, to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The Corporation accounts for its interest in these partnerships on either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement with these entities at March 31, 2012 was limited to approximately $351 million, which reflected the book basis of the Corporation's investment and unfunded commitments for future investments.
As a limited partner, the Corporation obtains income tax credits and deductions from the operating losses of these low income housing tax credit/historic rehabilitation tax credit partnerships, which are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable. These income tax credits and deductions are allocated to the funds’ investors based on their ownership percentages. Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other noninterest income” on the consolidated statements of comprehensive income. In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund low income housing partnerships ($98 million at March 31, 2012).
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the three-month periods ended March 31, 2012 and 2011.
The following table summarizes the impact of these VIEs on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended March 31,
(in millions)	2012	2011
Other noninterest income	$(14)	$(13)
Provision (benefit) for income taxes (a)	(14)	(13)

(a)	Income tax credits from low income housing tax credit/historic rehabilitation tax credit partnerships.
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2011 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 8 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	March 31, 2012	December 31, 2011
Parent company
Subordinated notes:
4.80% subordinated notes due 2015	$336	$338
Floating-rate subordinated notes related to trust preferred securities due 2012	26	30
Total subordinated notes	362	368
Medium-term notes:
3.00% notes due 2015	298	298
Total parent company	660	666
Subsidiaries
Subordinated notes:
7.375% subordinated notes due 2013	53	53
5.70% subordinated notes due 2014	274	276
5.75% subordinated notes due 2016	695	699
5.20% subordinated notes due 2017	590	595
Floating-rate based on LIBOR index subordinated notes due 2018	26	26
8.375% subordinated notes due 2024	189	189
7.875% subordinated notes due 2026	235	243
Total subordinated notes	2,062	2,081
Medium-term notes:
Floating-rate based on LIBOR indices due 2012	158	158
Federal Home Loan Bank advances:
Floating-rate based on LIBOR indices due 2013 to 2014	2,000	2,000
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	39	39
Total subsidiaries	4,259	4,278
Total medium- and long-term debt	$4,919	$4,944
The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
On July 28, 2011, the Corporation assumed $83 million of subordinated notes from Sterling related to trust preferred securities issued by unconsolidated subsidiaries. At December 31, 2011, $30 million of the subordinated notes remained. On January 7, 2012, the Corporation fully redeemed $4 million of floating rate subordinated notes, and the related trust preferred securities, with an original maturity date of July 7, 2033. Further, on April 24, 2012, the Corporation announced its intention to redeem the remaining $26 million of floating rate subordinated notes, with an original maturity of June 15, 2037, and the related trust preferred securities, effective June 15, 2012.
Comerica Bank (the Bank), a subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB advances bear interest at variable rates based on LIBOR and were secured by a blanket lien on $15 billion of real estate-related loans at March 31, 2012.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents reconciliations of the components of accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(in millions)	2012	2011
Accumulated net unrealized gains on investment securities available-for-sale:
Balance at beginning of period, net of tax	$129	$14
Net unrealized holding gains (losses) arising during the period	35	(2)
Less: Reclassification adjustment for net gains included in net income	5	3
Change in net unrealized gains before income taxes	30	(5)
Less: Provision (benefit) for income taxes	11	(1)
Change in net unrealized gains on investment securities available-for-sale, net of tax	19	(4)
Balance at end of period, net of tax	$148	$10
Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$—	$2
Net cash flow hedge losses arising during the period	—	(2)
Less: Reclassification adjustment for net gains included in net income	—	1
Change in net cash flow hedge gains (losses) before income taxes	—	(3)
Less: Provision (benefit) for income taxes	—	(1)
Change in net cash flow hedge gains, net of tax	—	(2)
Balance at end of period, net of tax	$—	$—
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(485)	$(405)
Net defined benefit pension and other postretirement adjustment arising during the period	—	8
Less: Adjustment for amounts recognized as components of net periodic benefit cost during the period	(17)	(12)
Change in defined benefit pension and other postretirement plans adjustment before income taxes	17	20
Less: Provision for income taxes	6	7
Change in defined benefit pension and other postretirement plans adjustment, net of tax	11	13
Balance at end of period, net of tax	$(474)	$(392)
Total accumulated other comprehensive loss at end of period, net of tax	$(326)	$(382)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 10 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share is presented in the following table.

	Three Months Ended March 31,
(in millions, except per share data)	2012	2011
Basic and diluted
Net income	$130	$103
Less:
Income allocated to participating securities	1	1
Net income attributable to common shares	$129	$102

Basic average common shares	195	175

Basic net income per common share	$0.66	$0.58
Basic average common shares	195	175
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	1	1
Net effect of the assumed exercise of warrants	—	2
Diluted average common shares	196	178

Diluted net income per common share	$0.66	$0.57
The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income per common share because the prices of the options and warrants were greater than the average market price of common shares for the period.

	Three Months Ended March 31,
(shares in millions)	2012	2011
Average outstanding options	17.6	15.5
Range of exercise prices	$30.77 - $64.50	$39.10 - $64.50
Average outstanding warrants	0.6
Exercise price	$30.36
NOTE 11 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2012	2011
Service cost	$8	$8
Interest cost	19	19
Expected return on plan assets	(28)	(29)
Amortization of prior service cost	1	1
Amortization of net loss	13	9
Net periodic defined benefit cost	$13	$8

Non-Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2012	2011
Service cost	$1	$1
Interest cost	2	2
Amortization of net loss	2	1
Net periodic defined benefit cost	$5	$4
(Table continues on following page).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Postretirement Benefit Plan	Three Months Ended March 31,
(in millions)	2012	2011
Interest cost	$1	$1
Expected return on plan assets	(1)	(1)
Amortization of transition obligation	1	1
Net periodic postretirement benefit cost	$1	$1
For further information on the Corporation's employee benefit plans, refer to Note 18 to the consolidated financial statements in the Corporation's 2011 Annual Report.
NOTE 12 - INCOME TAXES AND TAX-RELATED ITEMS
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
At March 31, 2012, net unrecognized tax benefits were $21 million, compared to $9 million at March 31, 2011. The increase in unrecognized tax benefits of $12 million from March 31, 2011 to March 31, 2012 was primarily the result of the recognition of a settlement agreement with the Internal Revenue Service (IRS) regarding the repatriation of foreign earnings on a structured investment transaction and the recognition of other federal and state settlements. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a decrease of net unrecognized tax benefits of $21 million within the next twelve months. At March 31, 2012, the Corporation had no investment structures with uncertain tax positions. Included in "accrued expense and other liabilities" on the consolidated balance sheets was a $7 million receivable for tax-related interest at March 31, 2012 compared to a $7 million liability for tax-related interest and penalties at March 31, 2011. The $14 million decrease in accrued interest payable from March 31, 2011 to March 31, 2012 was primarily the result of the aforementioned settlements with tax authorities.
In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service may review and/or challenge specific interpretive tax positions taken by the Corporation with respect to those transactions. The Corporation believes that its tax returns were filed based upon applicable statutes, regulations and case law in effect at the time of the transactions. The IRS, an administrative authority or a court, if presented with the transactions, could disagree with the Corporation’s interpretation of the tax law.
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
NOTE 13 - CONTINGENT LIABILITIES
Legal Proceedings
The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Litigation-related expense of $11 million and $1 million and legal fees of $9 million each period were included in “other noninterest expenses” on the consolidated statements of comprehensive income for the three-month periods ended March 31, 2012 and 2011, respectively. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. However, in the event of significant unexpected future developments on existing cases, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
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
For information regarding income tax contingencies, refer to Note 12.
NOTE 14 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments in not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at March 31, 2012. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
For a description of the business activities of each business segment and further information on the methodologies, which form the basis for these results, refer to Note 23 to the consolidated financial statements in the Corporation's 2011 Annual Report.
Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended March 31, 2012
Earnings summary:
Net interest income (expense) (FTE)	$379	$167	$47	$(156)	$7	$444
Provision for loan losses	1	4	14	—	4	23
Noninterest income	81	42	65	13	5	206
Noninterest expenses	159	184	81	3	21	448
Provision (benefit) for income taxes (FTE)	94	7	6	(54)	(4)	49
Net income (loss)	$206	$14	$11	$(92)	$(9)	$130
Net credit-related charge-offs	$28	$12	$5	$—	$—	$45

Selected average balances:
Assets	$33,184	$6,173	$4,636	$12,095	$5,525	$61,613
Loans	32,242	5,462	4,565	—	—	42,269
Deposits	23,997	20,373	3,611	161	169	48,311

Statistical data:
Return on average assets (a)	2.49%	0.27%	0.97%	N/M	N/M	0.84%
Efficiency ratio	34.74	87.73	75.23	N/M	N/M	69.50
(Table continues on following page).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended March 31, 2011
Earnings summary:
Net interest income (expense) (FTE)	$341	$139	$44	$(135)	$7	$396
Provision for loan losses	18	23	8	—	—	49
Noninterest income	77	42	64	18	6	207
Noninterest expenses	160	162	78	2	13	415
Provision (benefit) for income taxes (FTE)	73	(2)	8	(44)	1	36
Net income (loss)	$167	$(2)	$14	$(75)	$(1)	$103
Net credit-related charge-offs	$73	$23	$5	$—	$—	$101

Selected average balances:
Assets	$30,092	$5,558	$4,809	$9,370	$3,946	$53,775
Loans	29,638	5,106	4,807	—	—	39,551
Deposits	20,084	17,360	2,800	249	105	40,598

Statistical data:
Return on average assets (a)	2.22%	(0.05)%	1.14%	N/M	N/M	0.77%
Efficiency ratio	38.14	89.19	74.38	N/M	N/M	69.05

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
FTE - Fully Taxable Equivalent
N/M – not meaningful
The Corporation also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas, and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in ASC Topic 280, Segment Reporting. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at March 31, 2012.
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
The Finance & Other segment includes the Corporation’s securities portfolio, asset and liability management activities, discontinued operations, the income and expense impact of equity and cash not assigned to specific business/market segments, tax benefits not assigned to specific business/market segments and miscellaneous other expenses of a corporate nature. This segment includes responsibility for managing the Corporation’s funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage the Corporation’s exposure to liquidity, interest rate risk and foreign exchange risk.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

(dollar amounts in millions)	Midwest	Western	Texas	Florida	Other Markets	International	Finance & Other	Total
Three Months Ended March 31, 2012
Earnings summary:
Net interest income (expense) (FTE)	$198	$171	$151	$10	$45	$18	$(149)	$444
Provision for loan losses	10	(7)	14	6	(3)	(1)	4	23
Noninterest income	98	33	31	4	14	8	18	206
Noninterest expenses	183	107	92	9	24	9	24	448
Provision (benefit) for income taxes (FTE)	35	39	27	—	—	6	(58)	49
Net income (loss)	$68	$65	$49	$(1)	$38	$12	$(101)	$130
Net credit-related charge-offs	$18	$11	$7	$2	$6	$1	$—	$45

Selected average balances:
Assets	$14,095	$12,623	$10,082	$1,416	$4,021	$1,756	$17,620	$61,613
Loans	13,829	12,383	9,295	1,418	3,693	1,651	—	42,269
Deposits	19,415	13,897	10,229	424	2,628	1,388	330	48,311

Statistical data:
Return on average assets (a)	1.33%	1.75%	1.72%	(0.21)%	3.77%	2.73%	N/M	0.84%
Efficiency ratio	61.78	52.50	50.33	68.94	44.62	33.02	N/M	69.50

(dollar amounts in millions)	Midwest	Western	Texas	Florida	Other Markets	International	Finance & Other	Total
Three Months Ended March 31, 2011
Earnings summary:
Net interest income (expense) (FTE)	$203	$164	$87	$11	$41	$18	$(128)	$396
Provision for loan losses	34	11	4	8	(7)	(1)	—	49
Noninterest income	100	37	23	4	11	8	24	207
Noninterest expenses	188	109	61	12	21	9	15	415
Provision (benefit) for income taxes (FTE)	28	30	16	(1)	—	6	(43)	36
Net income (loss)	$53	$51	$29	$(4)	$38	$12	$(76)	$103
Net credit-related charge-offs	$46	$26	$8	$8	$9	$4	$—	$101

Selected average balances:
Assets	$14,303	$12,590	$7,031	$1,553	$3,247	$1,735	$13,316	$53,775
Loans	14,104	12,383	6,824	1,580	2,960	1,700	—	39,551
Deposits	18,230	12,235	5,786	367	2,298	1,328	354	40,598

Statistical data:
Return on average assets (a)	1.07%	1.54%	1.65%	(0.93)%	4.74%	2.79%	N/M	0.77%
Efficiency ratio	62.11	54.34	55.39	80.08	41.67	34.62	N/M	69.05

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
FTE—Fully Taxable Equivalent
N/M – not meaningful
NOTE 15 – MERGER AND RESTRUCTURING CHARGES
The Corporation committed to a restructuring plan in connection with the completion of the acquisition of Sterling on July 28, 2011. The restructuring plan, which is expected to be substantially completed by December 31, 2012, is intended to streamline operations across the combined organization. The restructuring plan is expected to result in cumulative costs of approximately $115 million ($73 million, after-tax) through the end of the plan, primarily encompassing facilities and contract termination charges, systems integration and related charges, severance and other employee-related charges, and transaction-related costs. The Corporation recognized acquisition-related expenses of $75 million ($47 million after-tax) from July 28, 2011 (the acquisition date) to March 31, 2012, recorded in “merger and restructuring charges” in the consolidated statements of comprehensive income. Merger and restructuring charges include the incremental costs to integrate the operations of Sterling and do not reflect

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

the costs of the fully integrated combined organization. Merger and restructuring charges comprised the following from the acquisition date to March 31, 2012.

		Total Incurred March 31, 2012
(in millions)	Total Expected Per Plan	Three Months Ended	Inception To-Date
Facilities and contract termination charges	$53	$(2)	$14
Systems integration and related charges	28	1	27
Severance and other employee-related charges	26	1	26
Transaction costs	8	—	8
Total merger and restructuring charges	$115	$—	$75
The following table presents the changes in restructuring reserves for the three-month period ended March 31, 2012.

(in millions)	Three Months Ended March 31, 2012
Balance at December 31, 2011	$26
Merger and restructuring charges	6
Payments	(11)
Other adjustments (a)	(6)
Balance at March 31, 2012	$15

(a)	Other adjustments include revisions to the timing or amount of estimated net costs related to the exit of lease facilities included in facilities and contract termination charges.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” “contemplates,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “opportunity,” “initiative,” “outcome,” “continue,” “remain,” “maintain,” "on course," “trend,” “objective,” “looks forward” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this news release and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services, and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, Comerica's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions; changes in monetary and fiscal policies, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; changes in the Corporation's credit rating; the interdependence of financial service companies; changes in regulation or oversight; unfavorable developments concerning credit quality; the acquisition of Sterling Bancshares, Inc., or any future acquisitions; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries of the Corporation's customers; the implementation of the Corporation's strategies and business models, including the implementation of revenue enhancements and efficiency improvements; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; operational difficulties, failure of technology infrastructure or information security incidents; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; competitive product and pricing pressures among financial institutions within the Corporation's markets; changes in customer behavior; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; the impact of legal and regulatory proceedings; the effectiveness of methods of reducing risk exposures; the effects of terrorist activities and other hostilities; the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods; changes in accounting standards and the critical nature of the Corporation's accounting policies. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 12 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this news release or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Results of Operations
Net income for the three months ended March 31, 2012 was $130 million, an increase of $27 million from $103 million reported for the three months ended March 31, 2011. The increase in net income in the first quarter 2012, compared to the same period in 2011, was primarily due to a $48 million increase in net interest income and a $26 million decrease in the provision for loan losses, partially offset by a $23 million increase in salaries and employee benefits expense. Net income per diluted common share was $0.66 in the first quarter 2012, compared to $0.57 for the same period one year ago. Results for the three-month period ended March 31, 2012 include the impact of operations of the former Sterling Bancshares, Inc. (Sterling), acquired by the Corporation on July 28, 2011.
Full-year 2012 Outlook
For full-year 2012, management expects the following, compared to full-year 2011, assuming a continuation of the current economic environment. For purposes of this outlook, management defines "moderate" as two percent to five percent.

•	Average loans increasing moderately.

•	Net interest income increasing moderately.

•	Net credit-related charge-offs and provision for credit losses declining.

•	Noninterest income relatively stable.

•	Noninterest expenses relatively stable.

•	Effective tax rate of approximately 27 percent.
Net Interest Income
Net interest income was $443 million for the three months ended March 31, 2012, an increase of $48 million compared to $395 million for the same period in 2011. The increase in net interest income in the first quarter 2012, compared to the same period in 2011, resulted primarily from an increase in average earning assets, accretion of the purchase discount on the acquired Sterling loan portfolio, one additional day in first quarter 2012, lower deposit rates and the continued shift in funding sources toward lower-cost funds, partially offset by decreased yields on loans and mortgage-backed investment securities. The lower loan yields reflected a shift in the average loan portfolio mix, largely due to a decrease in average commercial real estate loans and an increase in average commercial loans. The "Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table of this financial review details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended March 31, 2012, compared to the same period in the prior year. Average earning assets increased $6.8 billion, or 14 percent, to $56.2 billion in the first quarter 2012, compared to $49.3 billion in the first quarter 2011, primarily due to the acquisition of Sterling and reflecting increases of $2.7 billion in average loans, $2.6 billion in average investment securities available-for-sale and $1.5 billion in average interest-bearing deposits with banks. The net interest margin (FTE) for the three months ended March 31, 2012 decreased 6 basis points to 3.19 percent, from 3.25 percent for the comparable period in 2011, primarily from decreased yields on loans and mortgage-backed investment securities and the impact of higher excess liquidity levels from deposit growth, partially offset by the benefit from accretion of the purchase discount on the Sterling acquired loan portfolio and lower deposit costs. Accretion of the purchase discount on the acquired Sterling loan portfolio of $25 million increased the net interest margin by 18 basis points in the first quarter 2012, and excess liquidity reduced the net interest margin by approximately 21 basis points and 14 basis points in the first quarters of 2012 and 2011, respectively. At March 31, 2012, $76 million of purchase discounts remained on acquired loans not deemed credit impaired at acquisition. Excess liquidity was represented by $3.8 billion and $2.3 billion of average balances deposited with the Federal Reserve Bank (FRB) in the first quarters of 2012 and 2011, respectively, included in “interest-bearing deposits with banks” on the consolidated balance sheets.
For further discussion of the effects of market rates on net interest income, refer to the "Market Risk" section of this financial review.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	March 31, 2012			March 31, 2011
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$24,736	$219	3.56%	$21,496	$201	3.76%
Real estate construction loans	1,453	17	4.58	2,179	19	3.51
Commercial mortgage loans	10,202	119	4.73	9,790	95	3.95
Lease financing	897	8	3.41	987	9	3.62
International loans	1,205	11	3.76	1,219	12	3.87
Residential mortgage loans	1,519	18	4.77	1,599	21	5.24
Consumer loans	2,257	20	3.49	2,281	19	3.42
Total loans (a)	42,269	412	3.92	39,551	376	3.85

Auction-rate securities available-for-sale	352	1	0.63	554	1	0.88
Other investment securities available-for-sale	9,537	63	2.73	6,757	56	3.37
Total investment securities available-for-sale	9,889	64	2.65	7,311	57	3.17

Federal funds sold	9	—	0.29	3	—	0.32
Interest-bearing deposits with banks (b)	3,884	2	0.26	2,354	1	0.26
Other short-term investments	135	1	1.97	128	1	2.68
Total earning assets	56,186	479	3.44	49,347	435	3.57

Cash and due from banks	999			884
Allowance for loan losses	(737)			(908)
Accrued income and other assets	5,165			4,452
Total assets	$61,613			$53,775

Money market and NOW deposits	$20,795	10	0.19	$17,797	12	0.26
Savings deposits	1,543	—	0.08	1,421	—	0.09
Customer certificates of deposit	5,978	8	0.57	5,509	10	0.76
Foreign office time deposits	358	1	0.57	412	—	0.49
Total interest-bearing deposits	28,674	19	0.26	25,139	22	0.37

Short-term borrowings	78	—	0.11	94	—	0.31
Medium- and long-term debt	4,940	16	1.34	6,128	17	1.10
Total interest-bearing sources	33,692	35	0.42	31,361	39	0.51

Noninterest-bearing deposits	19,637			15,459
Accrued expenses and other liabilities	1,345			1,120
Total shareholders’ equity	6,939			5,835
Total liabilities and shareholders’ equity	$61,613			$53,775

Net interest income/rate spread (FTE)		$444	3.02		$396	3.06

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			0.17			0.19
Net interest margin (as a percentage of average earning assets (FTE) (a) (b)			3.19%			3.25%

(a)	Accretion of the purchase discount on the acquired loan portfolio of $25 million increased the net interest margin by 18 basis points in the three months ended March 31, 2012.

(b)
Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 21 basis points and 14 basis points in the three months ended March 31, 2012 and 2011, respectively.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	March 31, 2012/March 31, 2011
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Loans	$13	$23	$36
Investment securities available-for-sale	(12)	19	7
Interest-bearing deposits with banks	—	1	1
Total earning assets	1	43	44

Interest-bearing deposits	(5)	2	(3)
Medium- and long-term debt	3	(4)	(1)
Total interest-bearing sources	(2)	(2)	(4)

Net interest income/rate spread (FTE)	$3	$45	$48

(a)	Rate/volume variances are allocated to variances due to volume.
Provision for Credit Losses
The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments. The Corporation performs a detailed credit quality review quarterly to determine the appropriateness of the allowance for loan losses and the allowance for credit losses on lending-related commitments and records provisions for each based on the results. For further discussion of both allowances, refer to the "Credit Risk" subheading in the "Risk Management" section of this financial review.
The provision for loan losses was $23 million for the first quarter 2012, compared to $49 million for the same period in 2011. The decrease of $26 million in the provision for loan losses in the three-month period ended March 31, 2012, when compared to the same period in 2011, resulted primarily from continued improvements in credit quality. Improvements in credit quality included a decline of $960 million, to $4.2 billion, in the Corporation's internal watch list loans from March 31, 2011 to March 31, 2012. The Corporation's internal watch list is generally consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Additional indicators of improved credit quality included a decrease of $80 million in the inflow to nonaccrual loans (based on an analysis of nonaccrual loans with book balances greater than $2 million) and a decrease in net credit-related charge-offs of $56 million in the three-month period ended March 31, 2012, compared to the same period in the prior year.
Net loan charge-offs for the first quarter 2012 decreased $56 million to $45 million, or 0.43 percent of average total loans, compared to $101 million, or 1.03 percent, for the first quarter 2011. The $56 million decrease in net loan charge-offs for the first quarter 2012, compared to the first quarter 2011, primarily reflected a decrease of $50 million in Middle Market. By geographic market, net loan charge-offs decreased in all markets for the first quarter 2012, compared to the first quarter 2011.
The provision for credit losses on lending-related commitments, a component of other noninterest expenses on the consolidated statements of comprehensive income, increased $2 million to a benefit of $1 million for the three months ended March 31, 2012, compared to a benefit of $3 million for the same period in the prior year. The Corporation establishes this provision to maintain an appropriate allowance to cover probable credit losses inherent in lending-related commitments, which is discussed under the "Credit Risk" subheading in the "Risk Management" section of this financial review. The Corporation recorded a purchase discount for lending-related commitments acquired from Sterling. A provision for credit losses will not be recorded on Sterling lending-related commitments until the required allowance exceeds the remaining purchase discount. No provision was recorded for Sterling lending-related commitments during the first quarter 2012. Lending-related commitment charge-offs were insignificant in the three month periods ended March 31, 2012 and 2011.
The U.S. economy showed increasing momentum through the second half of 2011 and into the first quarter 2012. Real gross domestic product (GDP) for the fourth quarter 2011 grew at a 3.0 percent annualized rate. The Corporation expects real GDP growth in the first half of 2012 to be positive, but slow-to-moderate, indicative of an economy still hampered by lingering aftereffects of the recession of 2008-2009. The ISM Manufacturing and Non-Manufacturing Indexes for March both indicate ongoing expansion for those two broad sectors of the economy. U.S. automotive sales for March registered a 14.3 million unit annual rate and are expected to total 14.9 million units for all of 2012. The unemployment rate has declined to 8.2 percent as of March 2012. However, March 2012 payroll job growth of 120,000 was below expectations. Interest rates remain historically low. Inflation in early 2012 notched up on a month-to-month basis as petroleum prices increased. However, year-to-year comparisons of price levels trended down in early 2012. Gasoline prices climbed through the first quarter 2012 but appear to be peaking early in the second quarter 2012. Recession in the Eurozone and slower economic growth in Asia are key risk factors for the U.S.

economy in 2012, as is the threat of rapidly climbing oil prices in the aftermath of military conflict in the Middle East. Momentum in the Texas economy increased in early 2012. Labor market conditions have improved, the energy sector remains very active, and residential construction activity is picking up. Risks to the Texas economy include possible cuts in defense spending and consolidation in the airlines industry. The economy of California remains hindered by a depressed housing market. Some parts of the California economy are vibrant, notably the high tech industries of Silicon Valley. The state's large government sector remains challenged by weaker than expected tax revenues. California's economy may also be further challenged by cuts to defense spending. Michigan's economy is being buoyed by a rebounding U.S. automotive industry. Gains in durable goods manufacturing are broadening and supporting improvement to other manufacturing and to the service sector. However, many areas of the state remain hampered following the restructuring of the domestic automotive industry.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income
Noninterest income was $206 million for the three months ended March 31, 2012, a decrease of $1 million compared to $207 million for the same period in 2011. Service charges on deposit accounts increased $4 million, in part from the acquisition of Sterling. Commercial lending fees increased $4 million, due to an increase in syndication agent fees, reflecting a higher volume of activity in the first three months of 2012, compared to the same period in the prior year. Net securities gains increased $3 million, primarily from an increase in gains from redemptions of auction-rate securities. Card fees decreased $4 million in the three-month period ended March 31, 2012, compared to the same period in the prior year, reflecting the impact of regulatory limits on debit card transaction processing fees implemented in the fourth quarter 2011. Net income from principal investing and warrants decreased $4 million and risk management hedge gains decreased $2 million in the three-month period ended March 31, 2012, compared to the same period in the prior year, primarily due to one-time gains recognized in the first quarter 2011.
Noninterest Expenses
Noninterest expenses were $448 million for the three months ended March 31, 2012, an increase of $33 million, or 8 percent, from $415 million for the comparable period in 2011. Salaries expense increased $13 million, primarily due to the acquisition of Sterling. Employee benefits expense increased $10 million, primarily reflecting increased pension expense and the addition of Sterling. Litigation-related expenses, included in other noninterest expenses on the consolidated statements of comprehensive income, increased $10 million in the three-month period ended March 31, 2012, compared to the same period in the prior year, primarily as a result of developments on certain litigation claims during the first quarter 2012. FDIC insurance expense decreased $5 million in the three-month period ended March 31, 2012, compared to the same period in 2011, primarily due to the implementation of changes to the deposit insurance assessment system effective April 1, 2011. Other real estate expense decreased $4 million in the three months ended March 31, 2012, compared to the same period in the prior year, primarily reflecting a decrease in write-downs on foreclosed property.
Provision for Income Taxes
The provision for income taxes for the three months ended March 31, 2012 was $48 million, compared to $35 million for the same period in 2011. The $13 million increase in the provision for income taxes in the three-month period ended March 31, 2012, compared to the same period in 2011, was due primarily to an increase in income before income taxes during the same period.
Net deferred tax assets were $356 million at March 31, 2012, compared to $395 million at December 31, 2011, a decrease of $39 million, primarily due to a decrease in deferred tax assets due to the utilization of tax credits, accretion of the purchase discount on the acquired Sterling loan portfolio and an increase in unrealized gains recognized in other comprehensive income. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed at both March 31, 2012 and December 31, 2011. This conclusion was based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events.

Business Segments
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance Division. The performance of the business segments in not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 14 to these unaudited consolidated financial statements presents financial results of these business segments for the three months ended March 31, 2012 and 2011. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 14 to these unaudited financial statements and Note 23 to the consolidated financial statements in the Corporation's 2011 Annual Report.
The following table presents net income (loss) by business segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2012		2011
Business Bank	$206	89%	$167	93%
Retail Bank	14	6	(2)	(1)
Wealth Management	11	5	14	8
	231	100%	179	100%
Finance	(92)		(75)
Other (a)	(9)		(1)
Total	$130		$103

(a)	Includes items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $206 million increased $39 million for the three months ended March 31, 2012, compared to three months ended March 31, 2011. Net interest income (FTE) of $379 million increased $38 million in the three months ended March 31, 2012, compared to the same period in the prior year, primarily due to the benefit provided by an increase of $2.6 billion in average loans, accretion of the purchase discount on the acquired Sterling loan portfolio of $16 million in the three months ended March 31, 2012, an increase in net funds transfer pricing (FTP) funding credits, primarily due to the benefit provided by an increase of $3.9 billion in average deposits, one more day in 2012 and lower deposit rates, partially offset by lower loan yields. The provision for loan losses of $1 million decreased $17 million from the comparable period in the prior year, primarily reflecting a decrease in Middle Market, partially offset by increases in Commercial Real Estate and National Dealer Services. Net credit-related charge-offs of $28 million decreased $45 million from the comparable period in the prior year, primarily due to a decrease in net charge-offs in Middle Market. Noninterest income of $81 million increased $4 million from the comparable period in the prior year, primarily due to a $5 million increase in syndication agent fees. Noninterest expenses of $159 million decreased $1 million from the same period in the prior year, primarily due to a $4 million decrease in other real estate expense, partially offset by smaller increases in several other noninterest expense categories. The provision for income taxes (FTE) of $94 million for the three months ended March 31, 2012 increased $21 million, compared to the same period in the prior year, primarily due to an increase in income before income taxes.
Net income for the Retail Bank was $14 million for the three months ended March 31, 2012, compared to a net loss of $2 million for the three months ended March 31, 2011. Net interest income (FTE) of $167 million increased $28 million in the three months ended March 31, 2012 compared to the same period in the prior year, primarily due to an increase of $356 million in average loans, an increase in net FTP funding credits, primarily due to the benefit provided by an increase of $3.0 billion in average deposits, accretion of the purchase discount on the acquired Sterling loan portfolio of $9 million in the three months ended March 31, 2012, and lower deposit rates. The provision for loan losses of $4 million decreased $19 million from the comparable period in the prior year, primarily reflecting decreases in Small Business Banking and Personal Banking. Net credit-related charge-offs of $12 million decreased $11 million from the comparable period in the prior year, with broad-based decreases across all major markets and business lines. Noninterest income of $42 million was unchanged from the comparable period in the prior year, as smaller increases in several other noninterest income categories were offset by a $5 million decrease in card fees. Noninterest expenses of $184 million increased $22 million from the comparable period in the prior year, primarily due to increases in salaries and benefit expense ($9 million), processing charges ($4 million) and allocated net corporate overhead expenses ($3 million). The increase in salaries and benefit expense was primarily due to the addition of Sterling. The provision for income taxes (FTE) of $7 million for the three months ended March 31, 2012 increased $9 million, compared to the same period in the prior year, primarily due to an increase in income before income taxes.
Wealth Management's net income of $11 million decreased $3 million for the three months ended March 31, 2012,

compared to the three months ended March 31, 2011. Net interest income (FTE) of $47 million increased $3 million in the three months ended March 31, 2012 compared to the same period in the prior year, primarily due to an increase in FTP funding credits, primarily due to the benefit provided by an $811 million increase in average deposits, and a decrease in FTP funding costs, partially offset by lower loan yields and the impact of a $242 million decrease in average loan balances. The provision for loan losses of $14 million increased $6 million from the comparable period in the prior year, primarily reflecting increases in the Florida and Midwest markets. Net credit-related charge-offs of $5 million were unchanged from the comparable period in the prior year. Noninterest income of $65 million increased $1 million from the comparable period in the prior year. Noninterest expenses of $81 million increased $3 million from the comparable period in the prior year, primarily due to a $2 million increase in salaries and employee benefits expense. The provision for income taxes (FTE) of $6 million for the three months ended March 31, 2012 decreased $2 million, compared to the same period in the prior year, primarily due to a decrease in income before income taxes.
The net loss in the Finance Division was $92 million for the three months ended March 31, 2012, compared to a net loss of $75 million in the three months ended March 31, 2011. Net interest expense (FTE) of $156 million increased $21 million in the three months ended March 31, 2012, compared to the same period in the prior year, primarily as a result of the Corporation's internal FTP methodology as described on page F-13 of the Corporation's 2011 Annual Report. The Finance Division pays the three major business segments for the long-term value of deposits based on their assumed lives. The three major business segments pay the Finance Division for funding based on the pricing and term characteristics of their loans. The increase in net interest expense (FTE) was primarily due to an increase in average deposits in the three major business segments, partially offset by an increase in average loans in the three major business segments and an an increase in average investment securities available-for-sale in the Finance Division. Noninterest income of $13 million decreased $5 million from the comparable period in the prior year, primarily due to decreases in customer derivative income and risk management hedge income. Noninterest expenses of $3 million decreased $1 million from the comparable period in the prior year. The benefit for income taxes (FTE) of $54 million for the three months ended March 31, 2012 increased $10 million, compared to the same period in the prior year, primarily resulting from an increase in losses before income taxes.
The net loss in the Other category of $9 million for the three months ended March 31, 2011 increased $8 million from the comparable period in the prior year. The increase in net loss primarily reflected an $8 million increase in noninterest expenses, primarily due to an increase in litigation and legal expenses.
Market Segments
Market segment results are provided for the Corporation's four primary geographic markets: Midwest, Western, Texas and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. The Finance & Other category includes items not directly associated with the market segments. Note 14 to these unaudited consolidated financial statements presents a description of each of these market segments as well as the financial results for the three months ended March 31, 2012 and 2011.
The following table presents net income (loss) by market segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2012		2011
Midwest	$68	30%	$53	29%
Western	65	28	51	28
Texas	49	21	29	16
Florida	(1)	—	(4)	(2)
Other Markets	38	16	38	22
International	12	5	12	7
	231	100%	179	100%
Finance & Other (a)	(101)		(76)
Total	$130		$103
(a)    Includes items not directly associated with the market segments.
The Midwest market's net income of $68 million increased $15 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Net interest income (FTE) of $198 million decreased $5 million from the comparable period in the prior year, primarily due to a decrease in loan yields, the impact of a $275 million decrease in average loans and an increase in net FTP funding costs, partially offset by the benefit provided by a $1.2 billion increase in average deposits, lower deposit rates and the benefit of one more day in 2012. The provision for loan losses of $10 million decreased $24 million from the comparable prior year period, primarily reflecting decreases in Middle Market, Commercial Real Estate, Small Business Banking and Personal Banking. Net credit-related charge-offs decreased $28 million from the comparable period in the prior year, primarily due to a decrease in Middle Market. Noninterest income of $98 million decreased $2 million from the comparable prior year period, primarily due to a $2 million decrease in card fees. Noninterest expenses of $183 million decreased $5 million from the comparable prior year period, primarily due to decreases in other real estate expense ($6 million) and FDIC insurance expense ($3 million), partially offset by an increase in the provision for credit losses on lending-related commitments ($5 million). The provision for income taxes (FTE) of $35 million for the three months ended March 31, 2012 increased $7 million compared to the same period in the prior year, primarily resulting from an increase in income before income taxes.
The Western market's net income of $65 million increased $14 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Net interest income (FTE) of $171 million increased $7 million from the comparable period in the prior year, primarily due to an increase in FTP funding credits, reflecting the benefit provided by a $1.7 billion increase in average deposits, a decrease in FTP funding costs, lower deposit rates and one more day in 2012, partially offset by lower loan yields. The provision for loan losses decreased $18 million from the comparable prior year period, primarily reflecting decreases in Middle Market and Small Business Banking, partially offset by increases in Commercial Real Estate and Global Corporate Banking. Net credit-related charge-offs decreased $15 million from the comparable period in the prior year, primarily due to decreases in net charge-offs in Middle Market, Commercial Real Estate and Small Business Banking. Noninterest income of $33 million decreased $4 million from the comparable prior year period, primarily due to a $2 million decrease in net income from principal investing and warrants. Noninterest expenses of $107 million decreased $2 million from the comparable prior year period, primarily due to smaller decreases in several other noninterest expense categories. The provision for income taxes (FTE) of $39 million for the three months ended March 31, 2012 increased $9 million compared to the same period in the prior year, primarily resulting from an increase in income before income taxes.
The Texas market's net income increased $20 million to $49 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Net interest income (FTE) of $151 million increased $64 million from the comparable period in the prior year, primarily due to accretion of the purchase discount on the acquired Sterling loan portfolio of $25 million in three months ended March 31, 2012, an increase in FTP funding credits, primarily due to the benefit provided by an increase of $4.4 billion in average deposits, a $2.5 billion increase in average loans, lower deposit rates and an increase in loan yields, partially offset by an increase in FTP funding costs. The increases in average loans and average deposits were primarily due to the acquisition of Sterling. The provision for loan losses increased $10 million from the comparable prior year period, primarily reflecting an increase in Commercial Real Estate. Net credit-related charge-offs of $7 million decreased $1 million from the comparable prior year period, primarily due to a decrease in Middle Market. Noninterest income of $31 million increased $8 million from the comparable prior year period, primarily due to a $3 million increase in service charges on deposit accounts, substantially all from the addition of Sterling, and smaller increases in several other noninterest income categories. Noninterest expenses of $92 million increased $31 million from the comparable prior year period, primarily due to increases in salaries and benefits expense ($9 million), allocated corporate overhead ($6 million), processing charges ($4 million) and smaller increases in several other noninterest expense categories. The increase in salaries and benefit expense was primarily due to the addition of Sterling. The provision for income taxes (FTE) of $27 million for the three months ended March 31, 2012 increased $11 million compared to the same period in the prior year, primarily resulting from an increase in income before income taxes.
The net loss in the Florida market was $1 million for the three months ended March 31, 2012, compared to a net loss of $4 million for the three months ended March 31, 2011. Net interest income (FTE) of $10 million decreased $1 million from the comparable period in the prior year, primarily due to a $162 million decrease in average loans. The provision for loan losses decreased $2 million from the comparable prior year period, primarily reflecting decreases in Commercial Real Estate and Middle Market, partially offset by an increase in Private Banking. Net credit-related charge-offs of $2 million decreased $6 million from the comparable prior year period, primarily due to decreases in Commercial Real Estate and Middle Market. Noninterest income of $4 million was unchanged from the comparable prior year period. Noninterest expenses of $9 million decreased $3 million from the comparable prior year period, primarily due to smaller decreases in several noninterest expense categories.
Net income in Other Markets of $38 million for the three months ended March 31, 2012, was unchanged compared to the three months ended March 31, 2011. Net interest income (FTE) of $45 million increased $4 million from the comparable period in the prior year, primarily the result of the benefit provided by an increase of $733 million in average loans, partially offset by lower loan yields. The provision for loan losses increased $4 million from the comparable prior year period, primarily reflecting an increase in Commercial Real Estate, partially offset by a decrease in Middle Market. Net credit-related charge-offs decreased $3 million from the comparable prior year period, primarily due to a decrease in Middle Market, partially offset by an increase in Commercial Real Estate. Noninterest income of $14 million and noninterest expenses of $24 million each increased $3 million from the comparable prior year period.
The International market's net income of $12 million was unchanged for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Net interest income (FTE) of $18 million was unchanged from the comparable period in the prior year. The provision for loan losses was unchanged compared to the comparable prior year period. Net credit-related charge-offs decreased $3 million from the comparable prior year period. Noninterest income of $8 million and noninterest expenses of $9 million were each unchanged from the comparable prior year period.

The net loss for the Finance & Other segment was $101 million in the three months ended March 31, 2012, compared to a net loss of $76 million in the three months ended March 31, 2011. The $25 million increase in net loss resulted from the same reasons noted in the Finance Division and Other category discussions under the “Business Segments” heading above.
The following table lists the Corporation's banking centers by geographic market segment.

	March 31,
	2012	2011
Midwest (Michigan)	218	217
Texas	142	95
Western:
California	105	104
Arizona	18	17
Total Western	123	121
Florida	11	11
International	1	1
Total	495	445
Financial Condition
Total assets were $62.6 billion at March 31, 2012, an increase of $1.6 billion from $61.0 billion at December 31, 2011, reflecting increases of $392 million in interest-bearing deposits with banks, $333 million in total loans and $843 million in accrued income and other assets. The increase in accrued income and other assets primarily reflected a receivable for the pending settlement of a large customer-initiated sweep transaction that cleared on the first business day in April 2012. On an average basis, total assets increased $568 million to $61.6 billion in the first quarter 2012, compared to the fourth quarter 2011, resulting primarily from increases in average loans ($815 million) and investment securities available-for-sale ($108 million), partially offset by a decrease in average interest-bearing deposits with banks ($409 million).

The following tables show the change in the Corporation's average loan portfolio by business line and geographic market in the first quarter 2012, compared to the fourth quarter 2011.

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2012	December 31, 2011	Change
Average Loans By Business Line:
Middle Market	$12,040	$11,913	$127	1%
Commercial Real Estate	4,356	4,567	(211)	(5)
Global Corporate Banking	4,935	4,681	254	5
National Dealer Services	3,800	3,393	407	12
Specialty Businesses (a)	7,111	6,711	400	6
Total Business Bank	32,242	31,265	977	3
Small Business	3,750	3,791	(41)	(1)
Personal Financial Services	1,712	1,780	(68)	(4)
Total Retail Bank	5,462	5,571	(109)	(2)
Private Banking	4,565	4,618	(53)	(1)
Total Wealth Management	4,565	4,618	(53)	(1)
Total loans	$42,269	$41,454	$815	2%
Average Loans By Geographic Market:
Midwest	$13,829	$13,725	$104	1%
Western	12,383	12,026	357	3
Texas	9,295	8,952	343	4
Florida	1,418	1,457	(39)	(3)
Other Markets	3,693	3,718	(25)	(1)
International	1,651	1,576	75	5
Total loans	$42,269	$41,454	$815	2%

(a)	Includes Entertainment, Energy, Leasing, Financial Services Division, Mortgage Banker Finance, and Technology and Life Sciences.
Average loans increased $815 million, or 2 percent, to $42.3 billion at March 31, 2012, compared to December 31, 2011, primarily reflecting an increase of $1.2 billion, or 5 percent, in commercial loans, partially offset by a decrease of $352 million, or 3 percent, in commercial real estate loans (commercial mortgage and real estate construction loans). The increase in average loans reflected increases in National Dealer Services ($407 million), Energy ($359 million), Global Corporate Banking ($254 million), Middle Market ($127 million) and Technology and Life Sciences ($126 million), partially offset by a decrease in Commercial Real Estate ($211 million). Average loans in the Commercial Real Estate business line continued to decline, primarily reflecting ongoing payment activity. Changes in average loans by geographic market are displayed in the table above.
Total liabilities increased $1.5 billion to $55.6 billion at March 31, 2012, compared to December 31, 2011, due to a $1.5 billion increase in total deposits. On an average basis, total liabilities increased $576 million in the first quarter 2012, compared to the fourth quarter 2011, primarily due to a $532 million increase in average deposits. The increases in average deposits from the fourth quarter 2011 to the first quarter 2012 resulted primarily from an increase in average noninterest-bearing deposits of $461 million and primarily reflected increases in Global Corporate Banking ($296 million), the Financial Services Division ($285 million), Technology and Life Sciences ($262 million) and Private Banking ($208 million), partially offset by decreases in Small Business Banking ($301 million) and Energy ($179 million). By geographic market, the increase in average deposits from the fourth quarter 2011 to the first quarter 2012 primarily reflected increases in the Midwest ($339 million), Western ($227 million) and Other ($214 million) markets, partially offset by a $105 million decrease in the Texas market.

Capital
Total shareholders' equity increased $117 million to $7.0 billion at March 31, 2012, compared to December 31, 2011. The following table presents a summary of changes in total shareholders' equity for the three months ended March 31, 2012.

(in millions)
Balance at January 1, 2012		$6,868
Retention of earnings (net income less cash dividends declared)		110
Change in accumulated other comprehensive income (loss):
Investment securities available-for-sale	$19
Defined benefit and other postretirement plans	11
Total change in accumulated other comprehensive income (loss)		30
Purchase of common stock		(36)
Share-based compensation		13
Balance at March 31, 2012		$6,985
The Federal Reserve completed its review of the Corporation's 2012 Capital Plan in March 2012 and did not object to the capital distributions contemplated in the plan. The capital plan provides for up to $375 million in equity repurchases for the five-quarter period ending March 31, 2013. The capital plan, which was approved by the Corporation's Board of Directors, further contemplated a 50 percent increase in Comerica's quarterly dividend, from 10 cents per share to 15 cents per share. The dividend proposal was approved by the Board on April 24, 2012. In addition, the capital plan included the authority to redeem the remaining $25 million of trust preferred securities outstanding as of March 31, 2012. On April 24, 2012, the Corporation provided notice to the trustee of its intent to redeem these securities effective June 15, 2012.
In November 2010, the Board of Directors of the Corporation authorized the repurchase of up to 12.6 million shares of Comerica Incorporated outstanding common stock and authorized the purchase of up to all 11.5 million of the Corporation's original outstanding warrants. On April 24, 2012, the Board authorized the repurchase of an additional 5.7 million shares of Comerica Incorporated outstanding common stock. There is no expiration date for the Corporation's share repurchase program. For further information regarding the repurchase program, refer to Note 14 to the consolidated financial statements in the Corporation's 2011 Annual Report. The following table summarizes the Corporation's repurchase activity during the three months ended March 31, 2012.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
January 2012	385	19,562	505	28.63	—
February 2012	545	19,017	557	29.74	—
March 2012	195	18,822	195	29.66	—
Total first quarter 2012	1,125	18,822	1,257	29.28	—

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 132,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan. These transactions are not considered part of the Corporation's repurchase program.

(c)	The Corporation made no repurchases of warrants under the repurchase program during the three months ended March 31, 2012.
Risk-based regulatory capital standards are designed to make regulatory capital requirements more sensitive to differences in credit risk profiles among banking institutions and to account for off-balance sheet exposure. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. As shown in the table below, the Tier 1 common capital, Tier 1 risk-based capital, total risk-based capital and tangible common equity ratios decreased from December 31, 2011 to March 31, 2012, while the leverage ratio increased in the same period. The risk-based ratios decreased, while the leverage ratio increased, because the denominator for the risk-based ratios, period-end risk-weighted assets, increased more relative to the increase in capital than the denominator for the leverage ratio, adjusted quarterly average assets.

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	March 31, 2012		December 31, 2011
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (a) (b)	$6,647	10.33%	$6,557	10.37%
Tier 1 risk-based (4.00% - minimum) (b)	6,672	10.37	6,582	10.41
Total risk-based (8.00% - minimum) (b)	9,081	14.11	9,015	14.25
Leverage (3.00% - minimum) (b)	6,672	10.97	6,582	10.92
Tangible common equity (a)	6,320	10.21	6,201	10.27

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

(b)	March 31, 2012 capital and ratios are estimated.
In December 2010, the Basel Committee on Banking Supervision (the Basel Committee) issued a framework for strengthening international capital and liquidity regulation (Basel III). The Basel III capital framework includes higher global minimum capital standards, including a more stringent definition of capital, new capital conservation buffers and a minimum Tier 1 common capital ratio. The Basel III capital framework also proposes the deduction of certain assets from capital, including deferred tax assets and mortgage servicing rights, among others and within prescribed limitations, as well as the inclusion of other comprehensive income in capital and increased capital requirements for counterparty credit risk. Rules are expected to be implemented between 2013 and 2019. Adoption in the U.S. is expected to occur over a similar timeframe, but the final form of the U.S. rules is not yet known.
The Basel III liquidity framework includes two minimum liquidity measures. The Liquidity Coverage Ratio requires a financial institution to hold a buffer of high-quality, liquid assets to fully cover net cash outflows under a 30-day systematic liquidity stress scenario. The Net Stable Funding Ratio requires the amount of available longer-term, stable sources of funding to be at least 100 percent of the required amount of longer-term stable funding over a one-year period. The Corporation's liquidity position is strong, but if subject to the Basel III liquidity framework as currently proposed, the Corporation may decide to consider additional liquidity management initiatives. While uncertainty exists in both the final form of the Basel III guidance and whether or not the Corporation will be required to adopt the guidelines, the Corporation is closely monitoring the development of the guidance. We expect to meet the final requirements adopted by U.S. banking regulators within regulatory timelines.
Risk Management
The following updated information should be read in conjunction with the "Risk Management" section on pages F-23 through F-42 in the Corporation's 2011 Annual Report.
Credit Risk
Allowance for Credit Losses and Nonperforming Assets
The allowance for credit losses includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments. The allowance for loan losses represents management's assessment of probable, estimable losses inherent in the Corporation's loan portfolio. The allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, provides for probable losses inherent in lending-related commitments, including unused commitments to extend credit and standby letters of credit.
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
The allowance for loan losses includes specific allowances, based on individual evaluations of certain loans, and allowances for homogeneous pools of loans with similar risk characteristics. In the first quarter 2012, the Corporation implemented enhancements to the methodology used for determining the allowance for loan losses for business loans. The enhancements included expanding the historical borrower rating migration and loss experience periods and estimating probability of default and loss given default from a national perspective, in addition to a market-by-market basis.
The allowance for loan losses was $704 million at March 31, 2012, compared to $726 million at December 31, 2011, a decrease of $22 million, or 3 percent. The decrease resulted primarily from improvements in credit quality, partially offset by increased loan volumes and an increase in the allowance for loan losses resulting from the methodology enhancements described above. Improvements in credit quality included a decline of $261 million in the Corporation's internal watch list loans from December 31, 2011 to March 31, 2012, a decrease in the inflow to nonaccrual (based on an analysis of nonaccrual loans with balances greater than $2 million) of $30 million and a decrease in net credit-related charge-offs of $15 million for the three months ended December 31, 2011 compared to the three months ended March 31, 2012. The $22 million decrease in the allowance for loan losses primarily reflected decreases in Commercial Real Estate and Middle Market, partially offset by an increase in Private Banking. The allowance for loan losses as a percentage of total period-end loans was 1.64 percent at March 31, 2012, compared to 1.70 percent at December 31, 2011. Nonperforming loans of $856 million at March 31, 2012 decreased $31 million, compared to December 31, 2011. Loan charge-offs are taken as amounts are determined to be uncollectible. A measure of the level of charge-offs already taken on nonaccrual loans is the current book balance as a percentage of the contractual amount owed. At both March 31, 2012 and December 31, 2011, nonaccrual loans were charged-off to approximately 60 percent of the contractual amount. This level of write-downs is consistent with losses experienced on loan defaults in the first three months of 2012 and in recent years. The allowance as a percentage of total nonperforming loans, a ratio which results from the actions noted above, was 82 percent at both March 31, 2012 and December 31, 2011. The Corporation's loan portfolio is primarily composed of business loans, which, in the event of default, are typically carried on the books at fair value as nonperforming assets for a longer period of time than are consumer loans, which are generally fully charged off when they become nonperforming, resulting in a lower nonperforming loan allowance coverage when compared to banking organizations with higher concentrations of consumer loans.
Loans acquired from Sterling were initially recorded at fair value, which included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses was recorded for these loans at acquisition. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount. At both March 31, 2012 and December 31, 2011, no allowance was required for acquired loans not deemed credit-impaired and $76 million and $96 million of purchase discounts remained, respectively. Purchased credit impaired (PCI) loans are not considered nonperforming loans.
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
The allowance for credit losses on lending-related commitments was $25 million at March 31, 2012, a decrease of $1 million from $26 million at December 31, 2011. The Corporation recorded a purchase discount for lending-related commitments acquired from Sterling. An allowance for credit losses will be recorded on Sterling lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. At both March 31, 2012 and December 31, 2011, no allowance was recorded for Sterling lending-related commitments and $3 million of purchase discount remained.

Nonperforming assets include loans on nonaccrual status, troubled debt restructured loans (TDRs) which have been renegotiated to less than the original contractual rates (reduced-rate loans) and real estate which has been acquired through foreclosure and is awaiting disposition (foreclosed property). Nonperforming assets do not include PCI loans. Nonperforming assets decreased $58 million to $923 million at March 31, 2012, from $981 million at December 31, 2011. The table below presents nonperforming asset balances by category.

(dollar amounts in millions)	March 31, 2012	December 31, 2011
Nonaccrual loans:
Business loans:
Commercial	$205	$237
Real estate construction:
Commercial Real Estate business line (a)	77	93
Other business lines (b)	8	8
Total real estate construction	85	101
Commercial mortgage:
Commercial Real Estate business line (a)	174	159
Other business lines (b)	275	268
Total commercial mortgage	449	427
Lease financing	4	5
International	4	8
Total nonaccrual business loans	747	778
Retail loans:
Residential mortgage	69	71
Consumer:
Home equity	9	5
Other consumer	5	6
Total consumer	14	11
Total nonaccrual retail loans	83	82
Total nonaccrual loans	830	860
Reduced-rate loans	26	27
Total nonperforming loans	856	887
Foreclosed property	67	94
Total nonperforming assets	$923	$981
Nonperforming loans as a percentage of total loans	1.99%	2.08%
Nonperforming assets as a percentage of total loans and foreclosed property	2.14	2.29
Allowance for loan losses as a percentage of total nonperforming loans	82	82
Loans past due 90 days or more and still accruing	$50	$58
Loans past due 90 days or more and still accruing as a percentage of total loans	0.12%	0.14%

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2012	December 31, 2011
Balance at beginning of period	$860	$929
Loans transferred to nonaccrual (a)	69	99
Nonaccrual business loan gross charge-offs (b)	(55)	(76)
Nonaccrual business loans sold (c)	(7)	(19)
Payments/Other (d)	(37)	(73)
Balance at end of period	$830	$860
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$55	$76
Performing watch list loans	—	—
Retail loans	7	9
Total gross loan charge-offs	$62	$85
(c) Analysis of loans sold:
Nonaccrual business loans	$7	$19
Performing watch list loans	11	—
Total loans sold	$18	$19
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at March 31, 2012.

(dollar amounts in millions)	Number of Borrowers	Balance
Under $2 million	1,005	$279
$2 million - $5 million	61	191
$5 million - $10 million	18	130
$10 million - $25 million	15	203
Greater than $25 million	1	27
Total at March 31, 2012	1,100	$830
There were 16 borrowers with balances greater than $2 million, totaling $69 million, transferred to nonaccrual status in the first quarter 2012, a decrease of $30 million when compared to $99 million in the fourth quarter 2011. Of the transfers to nonaccrual in the first quarter 2012, $29 million were from Private Banking and $23 million were from Commercial Real Estate. There were two borrowers with balances greater than $10 million, totaling $21 million, transferred to nonaccrual in the first quarter 2012.

The following table presents a summary of nonaccrual loans at March 31, 2012 and loans transferred to nonaccrual and net loan charge-offs for the three months ended March 31, 2012, based primarily on Standard Industrial Classification (SIC) industry categories.

	March 31, 2012		Three Months Ended March 31, 2012
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs
Industry Category
Real Estate	$320	39%	$16	23%	$16	38%
Services	107	14	2	3	4	8
Residential Mortgage	68	8	3	4	2	4
Holding & Other Invest. Co.	68	8	16	23	2	4
Wholesale Trade	51	6	—	—	(1)	(2)
Hotels, etc.	48	6	20	31	2	6
Retail Trade	44	5	3	4	3	7
Natural Resources	25	3	—	—	9	20
Manufacturing	24	3	3	4	—	1
Utilities	17	2	—	—	—	—
Information	12	1	—	—	—	—
Contractors	11	1	—	—	(2)	(5)
Finance	9	1	—	—	2	3
Entertainment	7	1	—	—	—	—
Transportation & Warehousing	7	1	6	8	2	4
Other (b)	12	1	—	—	6	12
Total	$830	100%	$69	100%	$45	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
Business loans are generally placed on nonaccrual status when management determines that full collection of principal or interest is unlikely or when principal or interest payments are 90 days past due, unless the loan is fully collateralized and in the process of collection. The primary driver of when the principal amount of a business loan should be fully or partially charged off is based on a qualitative assessment of the recoverability of the principal amount from collateral and other cash flow sources. Residential mortgage and home equity loans are generally placed on nonaccrual status and charged off to current appraised values, less costs to sell, during the foreclosure process, normally no later than 180 days past due. Other consumer loans are generally not placed on nonaccrual status and are charged off at no later than 120 days past due, earlier if deemed uncollectible. Loan amounts in excess of probable future cash collections are charged off to an amount that management ultimately expects to collect. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is charged against current income. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Generally, a loan may be returned to accrual status when all delinquent principal and interest have been received and the Corporation expects repayment of the remaining contractual principal and interest, generally based on a period of sustained payment performance, normally at least six months, or when the loan is both well secured and in the process of collection. Refer to Note 1 to the consolidated financial statements in the Corporation's 2011 Annual Report for further information regarding impaired loans.
At March 31, 2012, TDRs totaled $346 million, of which $235 million were nonperforming ($209 million nonaccrual TDRs and $26 million reduced-rate TDRs) and $111 million were considered performing. Performing TDRs included $60 million of commercial loans (primarily in Middle Market, Global Corporate Banking and Private Banking) and $51 million of commercial mortgage loans (primarily in Commercial Real Estate, Middle Market, National Dealer Services and Private Banking) at March 31, 2012. At December 31, 2011, TDRs totaled $331 million, including $206 million nonaccrual TDRs, $27 million reduced-rate TDRs and $98 million TDRs considered performing. The $15 million increase in total TDRs primarily reflected increases in Global Corporate Banking and Private Banking.

Loans past due 30-89 days increased $40 million to $315 million at March 31, 2012, compared to $275 million at December 31, 2011. Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more and still accruing are summarized in the following table.

(in millions)	March 31, 2012	December 31, 2011
Business loans:
Commercial	$4	$8
Real estate construction	1	1
Commercial mortgage	25	32
International	3	—
Total business loans	33	41
Retail loans:
Residential mortgage	8	6
Consumer	9	11
Total retail loans	17	17
Total loans past due 90 days or more and still accruing	$50	$58
The following table presents a summary of total internal watch list loans at March 31, 2012 and December 31, 2011. Watch list loans that meet certain criteria are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. The $261 million decrease in total watch list loans, compared to December 31, 2011, is reflected in the decrease in the allowance for loan losses in the same period.

(dollar amounts in millions)	March 31, 2012	December 31, 2011
Total watch list loans	$4,206	$4,467
As a percentage of total loans	9.8%	10.5%
The following table presents a summary of foreclosed property by property type.

(in millions)	March 31, 2012	December 31, 2011
Construction, land development and other land	$31	$32
Single family residential properties	12	14
Other non-land, nonresidential properties	24	48
Total foreclosed property	$67	$94
At March 31, 2012, foreclosed property totaled $67 million and consisted of approximately 209 properties, compared to $94 million and approximately 223 properties at December 31, 2011.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	March 31, 2012	December 31, 2011
Balance at beginning of period	$94	$87
Acquired in foreclosure	5	31
Write-downs	(3)	(3)
Foreclosed property sold (a)	(29)	(21)
Balance at end of period	$67	$94
(a) Net gain on foreclosed property sold	$3	$2
At March 31, 2012, there were 7 foreclosed properties each with a carrying value greater than $2 million, totaling $25 million, compared to 8 foreclosed properties totaling $44 million at December 31, 2011. Of the foreclosed properties with balances greater than $2 million at March 31, 2012, $12 million, $10 million, and $3 million were from Middle Market, Commercial Real Estate and Private Banking, respectively. At March 31, 2012, there were no foreclosed properties with a carrying value greater than $10 million, compared to one foreclosed property with a carrying value of $18 million at December 31, 2011.
For further information regarding credit quality and the allowance for credit losses, refer to Note 4 to these unaudited consolidated financial statements.

Commercial and Residential Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category as of March 31, 2012 and December 31, 2011.

(in millions)	March 31, 2012	December 31, 2011
Real estate construction loans:
Commercial Real Estate business line (a)	$1,055	$1,103
Other business lines (b)	387	430
Total real estate construction loans	$1,442	$1,533
Commercial mortgage loans:
Commercial Real Estate business line (a)	$2,501	$2,507
Other business lines (b)	7,578	7,757
Total commercial mortgage loans	$10,079	$10,264

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $11.5 billion at March 31, 2012, of which $3.6 billion, or 31 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to residential real estate investors and developers. The remaining $7.9 billion, or 69 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio totaled $1.4 billion at March 31, 2012. The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. However, the significant and prolonged decline in residential real estate activity that began in late 2008 in the Western, Florida and Midwest markets proved extremely difficult for many of the smaller residential real estate developers. Of the $1.1 billion of real estate construction loans in the Commercial Real Estate business line, $77 million were on nonaccrual status at March 31, 2012. Real estate construction loan net charge-offs in the Commercial Real Estate business line totaled $1 million for the three months ended March 31, 2012.
The commercial mortgage loan portfolio totaled $10.1 billion at March 31, 2012 and included $2.5 billion in the Commercial Real Estate business line and $7.6 billion in other business lines. Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $2.5 billion of commercial mortgage loans in the Commercial Real Estate business line, $174 million were on nonaccrual status at March 31, 2012. Commercial mortgage loan net charge-offs in the Commercial Real Estate business line totaled $12 million for the three months ended March 31, 2012.

The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

	March 31, 2012
	Location of Property							December 31, 2011
(dollar amounts in millions) Project Type:	Western	Michigan	Texas	Florida	Other Markets	Total	% of Total	Total	% of Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$74	$8	$29	$4	$7	$122	11%	$114	10%
Land development	17	6	23	—	23	69	7	76	7
Total residential	91	14	52	4	30	191	18	190	17
Other construction:
Multi-family	83	—	68	37	11	199	19	248	22
Retail	103	40	85	11	29	268	25	264	24
Multi-use	65	—	52	—	—	117	11	118	11
Office	70	—	38	—	—	108	10	125	11
Commercial	3	4	21	—	—	28	3	17	2
Land development	6	8	8	—	—	22	2	22	2
Other	6	—	1	2	—	9	1	8	1
Sterling real estate construction loans (a)	—	—	113	—	—	113	11	111	10
Total	$427	$66	$438	$54	$70	$1,055	100%	$1,103	100%
Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Single family	$16	$5	$5	$3	$20	$49	2%	$46	2%
Land carry	60	38	19	29	8	154	6	138	5
Total residential	76	43	24	32	28	203	8	184	7
Other commercial mortgage:
Multi-family	110	55	118	153	22	458	18	503	20
Retail	177	79	46	66	18	386	15	396	16
Multi-use	114	19	36	—	24	193	8	202	8
Land carry	67	58	17	11	11	164	7	175	7
Office	113	27	5	24	4	173	7	166	7
Commercial	64	46	28	—	30	168	7	169	7
Other	15	24	17	—	9	65	3	60	2
Sterling commercial mortgage loans (a)	—	—	691	—	—	691	27	652	26
Total	$736	$351	$982	$286	$146	$2,501	100%	$2,507	100%
(a)    Complete information related to project type and location of property not currently available.
The following table summarizes the Corporation's residential mortgage and home equity loan portfolio by geographic market as of March 31, 2012.

	March 31, 2012
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Midwest	$479	33%	$930	58%
Western	462	31	420	26
Texas	315	21	217	13
Florida	224	15	45	3
Other Markets	5	—	—	—
Total	$1,485	100%	$1,612	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.1 billion at March 31, 2012. Residential mortgages totaled $1.5 billion at March 31, 2012, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.5 billion of residential mortgage loans outstanding, $69 million were on nonaccrual status at March 31, 2012. The home equity portfolio totaled $1.6 billion at March 31, 2012, of which $1.4 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $186 million consisted of closed-end home equity loans. Of the $1.6 billion of home equity loans outstanding, $9 million were on nonaccrual status at March 31, 2012. A majority of the home equity portfolio was secured by junior liens.
The Corporation rarely originates residential real estate loans with loan-to-value ratios above 100 percent at origination, has no sub-prime mortgage programs and does not originate payment-option adjustable-rate mortgages or other nontraditional mortgages that allow negative amortization. A significant majority of residential mortgage originations are sold in the secondary market. Since 2008, the Corporation has used a third party to originate, document and underwrite residential mortgage loans on behalf of the Corporation. Under this arrangement, the third party assumes repurchase liability for the loans it originates. The Corporation has repurchase liability exposure for residential mortgage loans originated prior to 2008, however based on historical experience, the Corporation believes such exposure, which could be triggered by underwriting discrepancies, is minimal. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. The economic recession and significant declines in home values in the Western, Florida and Midwest markets following the financial market turmoil beginning in the fall of 2008 adversely impacted the residential real estate portfolio. At March 31, 2011, the Corporation estimated that, of the $8 million total residential mortgage loans past due 90 days or more and still accruing interest, approximately $1 million exceeded 90 percent of the current value of the underlying collateral, based on S&P/Case-Shiller home price indices. To account for this exposure, the Corporation factors changes in home values into estimated loss ratios for residential real estate loans, using index-based estimates by major metropolitan area, resulting in an increased allowance allocated for residential real estate loans when home values decline. Additionally, to mitigate increasing credit exposure due to depreciating home values, the Corporation periodically reviews home equity lines of credit and makes line reductions or converts outstanding balances at line maturity to closed-end, amortizing loans when necessary.
Shared National Credits
Shared National Credit (SNC) loans are facilities greater than $20 million shared by three or more federally supervised financial institutions that are reviewed annually by regulatory authorities at the agent bank level. The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans (approximately 890 borrowers at March 31, 2012) totaled $8.7 billion at March 31, 2012, compared to $8.4 billion at December 31, 2011. SNC net loan charge-offs totaled $14 million and $1 million for the three month periods ended March 31, 2012 and 2011, respectively. SNC loans, diversified by both business line and geographic market, comprised approximately 20 percent of total loans at both March 31, 2012 and December 31, 2011 SNC loans are held to the same credit underwriting standards as the remainder of the loan portfolio and face similar credit challenges.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $2.2 billion at March 31, 2012, an increase of $330 million compared to $1.8 billion at December 31, 2011, primarily reflecting the continued recovery from the impact of supply chain disruptions caused by the catastrophic earthquake and tsunami in Japan in March 2011, as the significant majority of the decrease in floor plan loans was concentrated in automotive franchises selling Japanese-made vehicles. At both March 31, 2012 and December 31, 2011, other loans to automotive dealers in the National Dealer Services business line totaled $1.9 billion, including $1.4 billion of owner-occupied commercial real estate mortgage loans at both March 31, 2012 and December 31, 2011. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.1 billion at March 31, 2012, compared to $931 million at December 31, 2011.
State and Local Municipalities
In the normal course of business, the Corporation serves the needs of state and local municipalities in multiple capacities, including traditional banking products such as deposit services, loans and letters of credit, investment banking services such as bond underwriting and private placements, and by investing in municipal securities.
The following table summarizes the Corporation's direct exposure to state and local municipalities as of March 31, 2012 and December 31, 2011.

(in millions)	March 31, 2012	December 31, 2011
Loans outstanding	$41	$46
Lease financing	369	397
Investment securities available-for-sale	23	24
Trading account securities	46	12
Standby letters of credit	144	158
Unused commitments to extend credit	17	15
Total direct exposure to state and local municipalities	$640	$652

Indirect exposure comprised $232 million in auction-rate preferred securities collateralized by municipal securities at March 31, 2012, compared to $320 million at December 31, 2011. Additionally, the Corporation is exposed to Automated Clearing House (ACH) transaction risk for those municipalities utilizing this electronic payment and/or deposit method and similar products in their cash flow management. The Corporation sets limits on ACH activity during the underwriting process.
Extensions of credit to state and local municipalities are subjected to the same underwriting standards as other business loans. At March 31, 2012 and December 31, 2011, all outstanding municipal loans and leases were performing according to contractual terms and none were included in the Corporation's internal watch list. Municipal leases are secured by the underlying equipment, and a substantial majority of the leases are fully defeased with AAA-rated U.S. government securities. Substantially all municipal investment securities available-for sale are auction-rate securities. All auction-rate securities are reviewed quarterly for other-than-temporary impairment. All auction-rate municipal securities were rated investment grade, and all auction-rate preferred securities collateralized by municipal securities were rated AAA or the equivalent and were adequately collateralized at both March 31, 2012 and December 31, 2011. Municipal securities are held in the trading account for resale to customers. In addition, Comerica Securities, a broker-dealer subsidiary of Comerica Bank, underwrites bonds issued by municipalities. All bonds underwritten by Comerica Securities are sold to third party investors.
European Exposure
The Corporation does not hold any sovereign exposure to Europe. The Corporation's international strategy as it pertains to Europe is to focus on European corporations doing business in North America, with an emphasis on the major geographic markets. The following table summarizes cross-border exposure to entities domiciled in European countries at March 31, 2012 and December 31, 2011.

	Outstanding (a)
(in millions)	Commercial and Industrial	Banks and Other Financial Institutions	Total Outstanding	Unfunded Commitments and Guarantees	Total Exposure
March 31, 2012
United Kingdom	$82	$5	$87	$132	$219
Netherlands	44	—	44	75	119
Switzerland	—	40	40	65	105
Germany	4	4	8	50	58
Ireland	22	—	22	10	32
Luxembourg	—	—	—	20	20
Sweden	10	—	10	9	19
Belgium	2	—	2	6	8
Italy	5	1	6	—	6
Spain	—	—	—	3	3
Finland	—	2	2	—	2
Total Europe	$169	$52	$221	$370	$591

December 31, 2011
United Kingdom	$72	$4	$76	$135	$211
Switzerland	—	39	39	64	103
Netherlands	46	—	46	46	92
Germany	4	5	9	39	48
Ireland	20	—	20	14	34
Sweden	10	—	10	8	18
Italy	5	1	6	—	6
Belgium	1	—	1	5	6
Spain	—	—	—	3	3
Finland	—	2	2	—	2
France	—	—	—	1	1
Total Europe	$158	$51	$209	$315	$524

(a)	Includes funded loans, bankers acceptances and net counterparty derivative exposure.
For further discussion of credit risk, see the "Credit Risk" section on pages F-23 through F-36 in the Corporation's 2011 Annual Report.

Market and Liquidity Risk
Interest Rate Risk
Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation's core business activities of extending loans and accepting deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 80 percent of the Corporation's loans were floating at March 31, 2012, of which approximately 70 percent were based on LIBOR and 30 percent were based on Prime. This creates a natural imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. The result is that growth and/or contraction in the Corporation's core businesses may lead to sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
The table below, as of March 31, 2012 and December 31, 2011, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above. The sensitivity from December 31, 2011 to March 31, 2012 increased primarily due to growth in core deposits, though risk to declining interest rates is limited by the current low level of rates.

	March 31, 2012		December 31, 2011
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$165	10%	$156	9%
-25 basis points (to zero percent)	(22)	(1)	(20)	(1)
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

The table below, as of March 31, 2012 and December 31, 2011, displays the estimated impact on the economic value of equity from a 200 basis point immediate parallel increase or decrease in interest rates. Similar to the simulation analysis above, due to the current low level of interest rates, the economic value of equity analyses below reflect an interest rate scenario of an immediate 25 basis point drop, to zero percent, while the rising interest rate scenario reflects an immediate 200 basis point rise. The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2011 and March 31, 2012 was primarily driven by changes in market interest rates, increases in noninterest-bearing and lower cost deposits, and forecasted prepayments on the Corporation's mortgage-backed securities portfolio.

	March 31, 2012		December 31, 2011
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$862	8%	$719	7%
-25 basis points (to zero percent)	(163)	(2)	(147)	(1)
Wholesale Funding
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $11.4 billion at March 31, 2012, compared to $11.2 billion at December 31, 2011, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities available-for-sale. At March 31, 2012, the Corporation held excess liquidity, represented by $2.9 billion deposited with the FRB, compared to $2.5 billion at December 31, 2011.
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at March 31, 2012 included the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $414 million at March 31, 2012, compared to $418 million at December 31, 2011.
The Corporation is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of March 31, 2012, the Corporation had $2.0 billion of outstanding borrowings from the FHLB with remaining maturities ranging from May 2013 to May 2014. Additionally, the Bank had the ability to issue up to $14.8 billion of debt at March 31, 2012 under an existing $15 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of March 31, 2012, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

March 31, 2012	Comerica Incorporated	Comerica Bank
Standard and Poor’s	A-	A
Moody’s Investors Service	A3	A2
Fitch Ratings	A	A
DBRS	A	A (High)
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
At both March 31, 2012 and December 31, 2011, the Corporation had a $15 million portfolio of investments in indirect private equity and venture capital funds, with commitments of $9 million to fund additional investments in future periods. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable and are included in “accrued income and other assets” on the consolidated balance sheets. The investments are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value.

For further discussion of market risk, see Note 6 to these unaudited consolidated financial statements and pages F-36 through F-41 in the Corporation's 2011 Annual Report.
Critical Accounting Policies
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation’s 2011 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2011, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, valuation methodologies, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-43 through F-48 in the Corporation’s 2011 Annual Report.
The following is the critical accounting policy for goodwill reflecting the results of the most recent impairment test performed in the first quarter 2012. As of the date of this report, the Corporation does not believe there are any other material changes in the nature or categories of the critical accounting policies or estimates and assumptions from those discussed in the Corporation’s 2011 Annual Report.
Goodwill
Goodwill is the value attributed to unidentifiable intangible elements in acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At both March 31, 2012 and December 31, 2011, goodwill totaled $635 million, including $380 million allocated to the Business Bank, $194 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests suggest additional testing may be warranted to determine if goodwill might be impaired. The goodwill impairment test is a two-step test. The first step of the goodwill impairment test compares the estimated fair value of identified reporting units with their carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, the second step must be performed to determine the implied fair value of the reporting unit's goodwill and the amount of goodwill impairment, if any.
Estimating the fair value of reporting units is a subjective process involving the use of estimates and judgments related to the selection of inputs such as future cash flows, discount rates, comparable public company multiples, applicable control premiums and economic expectations used in determining the interest rate environment. The estimated fair values of the reporting units are determined using a blend of two commonly used valuation techniques: the market approach and the income approach. For the market approach, valuations of reporting units consider a combination of earnings, equity and other multiples from companies with characteristics similar to the reporting unit. Since the fair values determined under the market approach are representative of noncontrolling interests, the valuations accordingly incorporate a control premium. For the income approach, estimated future cash flows and terminal value are discounted. Estimated future cash flows are derived from internal forecasts and economic expectations for each reporting unit. The applicable discount rate is based on the imputed cost of equity capital appropriate for each reporting unit, which incorporates the risk-free rate of return, the level of non-diversified risk associated with companies with characteristics similar to the reporting unit (beta), an entity-specific risk premium and a market equity risk premium.
In January 2012, the Federal Reserve announced their expectation for the Federal Funds target rate to remain at currently low levels through late 2014. Given the potential for a continued low interest rate environment, the Corporation determined that an interim goodwill impairment test should be performed in the first quarter 2012. As part of the impairment analysis, the Corporation incorporated the Federal Reserve's expectation of the low Federal Fund target rate level through 2014 in its forecasts. In the first quarter 2012, the Corporation engaged an independent valuation specialist to review its valuation models and assumptions. Based on the results of this review and in light of the current rate environment, the Corporation updated its assumptions, discount factors and control premiums. The updated assumptions included maintaining the low Federal funds target rate through the end of 2014. For the years after 2014, the Corporation developed rate assumptions based on the expectation of modest increases in the Federal Funds target rate, eventually reaching a normal interest rate environment. Increases to the fair value of the reporting units were in part a result of the improvement in the stock price of the Corporation as well as the stock prices of the guideline companies used in the market approach. The first step of the interim goodwill impairment test performed in the first quarter 2012 indicated that the estimated fair values of each of the reporting units substantially exceeded their carrying values, including goodwill. The fair value of the Retail Bank exceeded the carrying value by 14 percent. The results of the goodwill impairment test for each reporting unit were subjected to stress testing as appropriate.

Economic conditions impact the assumptions related to interest and growth rates, loss rates and imputed cost of equity capital. The fair value estimates for each reporting unit incorporated current economic and market conditions, including the recent Federal Reserve announcement and the impact of legislative and regulatory changes, to the extent known and as described above. However, further weakening in the economic environment, such as adverse changes in interest rates, a decline in the performance of the reporting units or other factors could cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in a goodwill impairment charge. Additionally, new legislative or regulatory changes not anticipated in management's expectations may cause the fair value of one or more of the reporting units to fall below the carrying value, resulting in a goodwill impairment charge. Any impairment charge would not affect the Corporation's regulatory capital ratios, tangible common equity ratio or liquidity position.

Supplemental Financial Data
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	March 31, 2012	December 31, 2011
Tier 1 Common Capital Ratio:
Tier 1 capital (a) (b)	$6,672	$6,582
Less:
Trust preferred securities	25	25
Tier 1 common capital (b)	$6,647	$6,557
Risk-weighted assets (a) (b)	$64,362	$63,244
Tier 1 risk-based capital ratio (b)	10.37%	10.41%
Tier 1 common capital ratio (b)	10.33	10.37
Tangible Common Equity Ratio:
Common shareholders' equity	$6,985	$6,868
Less:
Goodwill	635	635
Other intangible assets	30	32
Tangible common equity	$6,320	$6,201
Total assets	$62,593	$61,008
Less:
Goodwill	635	635
Other intangible assets	30	32
Tangible assets	$61,928	$60,341
Common equity ratio	11.16%	11.26%
Tangible common equity ratio	10.21	10.27
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$6,985	$6,868
Tangible common equity	6,320	6,201
Shares of common stock outstanding (in millions)	197	197
Common shareholders' equity per share of common stock	$35.44	$34.80
Tangible common equity per share of common stock	32.06	31.42

(a)	Tier 1 capital and risk-weighted assets as defined by regulation.

(b)	March 31, 2012 Tier 1 capital and risk-weighted assets are estimated.
The Tier 1 common capital ratio removes qualifying trust preferred securities from Tier 1 capital as defined by and calculated in conformity with bank regulations. The tangible common equity ratio removes the effect of intangible assets from capital and the effect of intangible assets from total assets and tangible common equity per share of common stock removes the effect of intangible assets from common shareholders' equity per share of common stock. The Corporation believes these measurements are meaningful measures of capital adequacy used by investors, regulators, management and others to evaluate the adequacy of common equity and to compare against other companies in the industry.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the "Market and Liquidity Risk" section of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
ITEM 1A. Risk Factors
There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2011 in response to Part I, Item 1A. of such Form 10-K. Such risk factors are incorporated herein by reference.
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

10.1
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2012 version) (filed as Exhibit 10.1C to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.2
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2012 version) (filed as Exhibit 10.1F to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.3
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (2012 version) (filed as Exhibit 10.1I to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.4
Restrictive Covenants and General Release Agreement by and between Elizabeth S. Acton and Comerica Incorporated dated April 20, 2012 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 20, 2012, and incorporated herein by reference).

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Vice Chairman and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101*
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.*

*
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

COMERICA INCORPORATED
(Registrant)

/s/ Muneera S. Carr
Muneera S. Carr
Senior Vice President and
Chief Accounting Officer and
Duly Authorized Officer

Date: May 1, 2012

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

10.1
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2012 version) (filed as Exhibit 10.1C to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.2
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2012 version) (filed as Exhibit 10.1F to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.3
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (2012 version) (filed as Exhibit 10.1I to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.4
Restrictive Covenants and General Release Agreement by and between Elizabeth S. Acton and Comerica Incorporated dated April 20, 2012 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 20, 2012, and incorporated herein by reference).

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Vice Chairman and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101*
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.*

*
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.