Form 10-Q
period 2012-06-30
COMERICA INC /NEW/
filed 2012-07-30
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
$5 par value common stock:
Outstanding as of July 26, 2012: 193,495,548 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	June 30, 2012	December 31, 2011	June 30, 2011
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$1,076	$982	$987

Interest-bearing deposits with banks	3,065	2,574	2,479
Other short-term investments	170	149	124

Investment securities available-for-sale	9,940	10,104	7,537

Commercial loans	27,016	24,996	22,052
Real estate construction loans	1,377	1,533	1,728
Commercial mortgage loans	9,830	10,264	9,579
Lease financing	858	905	949
International loans	1,224	1,170	1,162
Residential mortgage loans	1,469	1,526	1,491
Consumer loans	2,218	2,285	2,232
Total loans	43,992	42,679	39,193
Less allowance for loan losses	(667)	(726)	(806)
Net loans	43,325	41,953	38,387
Premises and equipment	667	675	641
Accrued income and other assets	4,407	4,571	3,986
Total assets	$62,650	$61,008	$54,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$21,330	$19,764	$16,344

Money market and interest-bearing checking deposits	20,008	20,311	18,033
Savings deposits	1,629	1,524	1,462
Customer certificates of deposit	6,045	5,808	5,551
Foreign office time deposits	376	348	368
Total interest-bearing deposits	28,058	27,991	25,414
Total deposits	49,388	47,755	41,758
Short-term borrowings	83	70	67
Accrued expenses and other liabilities	1,409	1,371	1,072
Medium- and long-term debt	4,742	4,944	5,206
Total liabilities	55,622	54,140	48,103

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares at 6/30/12 and 12/31/11 and 203,878,110 shares at 6/30/11	1,141	1,141	1,019
Capital surplus	2,144	2,170	1,472
Accumulated other comprehensive loss	(301)	(356)	(308)
Retained earnings	5,744	5,546	5,395
Less cost of common stock in treasury - 33,889,392 shares at 6/30/12, 30,831,076 shares at 12/31/11 and 27,092,427 shares at 6/30/11	(1,700)	(1,633)	(1,540)
Total shareholders’ equity	7,028	6,868	6,038
Total liabilities and shareholders’ equity	$62,650	$61,008	$54,141
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$408	$369	$819	$744
Interest on investment securities	59	59	123	116
Interest on short-term investments	3	3	6	5
Total interest income	470	431	948	865
INTEREST EXPENSE
Interest on deposits	18	23	37	45
Interest on medium- and long-term debt	17	17	33	34
Total interest expense	35	40	70	79
Net interest income	435	391	878	786
Provision for credit losses	19	45	41	91
Net interest income after provision for credit losses	416	346	837	695
NONINTEREST INCOME
Service charges on deposit accounts	53	51	109	103
Fiduciary income	39	39	77	78
Commercial lending fees	24	21	49	42
Letter of credit fees	18	18	35	36
Card fees	12	15	23	30
Foreign exchange income	10	10	19	19
Bank-owned life insurance	10	9	20	17
Brokerage fees	5	6	11	12
Net securities gains	6	4	11	6
Other noninterest income	34	29	63	66
Total noninterest income	211	202	417	409
NONINTEREST EXPENSES
Salaries	189	185	390	373
Employee benefits	61	50	121	100
Total salaries and employee benefits	250	235	511	473
Net occupancy expense	40	38	81	78
Equipment expense	16	17	33	32
Outside processing fee expense	26	25	52	49
Software expense	21	20	44	43
Merger and restructuring charges	8	5	8	5
FDIC insurance expense	10	12	20	27
Advertising expense	7	7	14	14
Other real estate expense	—	6	4	14
Other noninterest expenses	55	46	115	94
Total noninterest expenses	433	411	882	829
Income before income taxes	194	137	372	275
Provision for income taxes	50	41	98	76
NET INCOME	144	96	274	199
Less income allocated to participating securities	2	1	3	2
Net income attributable to common shares	$142	$95	$271	$197
Earnings per common share:
Basic	$0.73	$0.54	$1.39	$1.12
Diluted	0.73	0.53	1.39	1.10

Comprehensive income	169	170	329	280

Cash dividends declared on common stock	29	18	49	35
Cash dividends declared per common share	0.15	0.10	0.25	0.20
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2010	176.5	$1,019	$1,481	$(389)	$5,247	$(1,565)	$5,793
Net income	—	—	—	—	199	—	199
Other comprehensive income, net of tax	—	—	—	81	—	—	81
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(35)	—	(35)
Purchase of common stock	(0.5)	—	—	—	—	(21)	(21)
Net issuance of common stock under employee stock plans	0.8	—	(30)	—	(16)	46	—
Share-based compensation	—	—	21	—	—	—	21
BALANCE AT JUNE 30, 2011	176.8	$1,019	$1,472	$(308)	$5,395	$(1,540)	$6,038

BALANCE AT DECEMBER 31, 2011	197.3	$1,141	$2,170	$(356)	$5,546	$(1,633)	$6,868
Net income	—	—	—	—	274	—	274
Other comprehensive income, net of tax	—	—	—	55	—	—	55
Cash dividends declared on common stock ($0.25 per share)	—	—	—	—	(49)	—	(49)
Purchase of common stock	(4.1)	—	—	—	—	(125)	(125)
Net issuance of common stock under employee stock plans	1.1	—	(49)	—	(27)	60	(16)
Share-based compensation	—	—	21	—	—	—	21
Other	—	—	2	—	—	(2)	—
BALANCE AT JUNE 30, 2012	194.3	$1,141	$2,144	$(301)	$5,744	$(1,700)	$7,028
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended June 30,
(in millions)	2012	2011
OPERATING ACTIVITIES
Net income	$274	$199
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	41	91
Provision for deferred income taxes	64	23
Depreciation and amortization	67	59
Share-based compensation expense	21	21
Net amortization of securities	23	12
Accretion of loan purchase discount	(43)	—
Net securities gains	(11)	(6)
Excess tax benefits from share-based compensation arrangements	(1)	(1)
Net change in:
Trading securities	(23)	14
Accrued income receivable	1	5
Accrued expenses payable	(47)	(40)
Other, net	66	85
Net cash provided by operating activities	432	462
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,893	1,031
Sales	—	5
Purchases	(1,689)	(1,028)
Net change in loans	(1,379)	822
Sales of Federal Home Loan Bank stock	3	36
Proceeds from sales of indirect private equity and venture capital funds	1	33
Other, net	(34)	(58)
Net cash (used in) provided by investing activities	(1,205)	841
FINANCING ACTIVITIES
Net change in:
Deposits	1,704	1,134
Short-term borrowings	13	(63)
Medium- and long-term debt:
Repayments	(193)	(940)
Common stock:
Repurchases	(125)	(21)
Cash dividends paid	(40)	(35)
Excess tax benefits from share-based compensation arrangements	1	1
Other, net	(2)	4
Net cash provided by financing activities	1,358	80
Net increase in cash and cash equivalents	585	1,383
Cash and cash equivalents at beginning of period	3,556	2,083
Cash and cash equivalents at end of period	$4,141	$3,466

Interest paid	$69	$76
Income taxes, tax deposits and tax-related interest paid	64	47
Noncash investing and financing activities:
Loans transferred to other real estate	20	30
Pending settlement of matured investment securities available-for-sale	—	110
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2011.
Beginning in the second quarter 2012, the Corporation presents the provision for loan losses and the provision for credit losses on lending-related commitments together as the "provision for credit losses" on the consolidated statements of comprehensive income. Prior period amounts were reclassified to conform to the current presentation.
Nonperforming Assets
In the second quarter 2012, the Corporation modified its residential mortgage and home equity nonaccrual policy. Under the new policy, residential mortgage and home equity loans are generally placed on nonaccrual status once they become 90 days past due (previously no later than 180 days past due). In addition, certain current junior lien home equity loans where the Corporation also holds and services the senior position are placed on nonaccrual status when full collection of the senior position is in doubt.
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
In the first quarter 2012, the Corporation adopted an amendment to GAAP which generally aligns the principles of fair value measurements with International Financial Reporting Standards (IFRS) and requires expanded disclosures. The adoption of the amendment had no impact on the Corporation's financial condition or results of operations. The required disclosures are provided in Note 2 to these unaudited financial statements.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Securities classified as Level 3, of which the substantial majority is auction-rate securities, represent securities in less liquid markets requiring significant management assumptions when determining fair value. Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value for all periods presented was determined using an income approach based on a discounted cash flow model. The discounted cash flow model utilizes two significant inputs: discount rate and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium. The liquidity risk premium was derived from observed liquidity premiums based on auction-rate securities valuations performed by third parties and incorporated the rate at which the various types of similar auction-rate securities had been redeemed or sold since acquisition in 2008. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation's own redemption experience. As of June 30, 2012, approximately 81 percent of the aggregate auction-rate securities par value had been redeemed or sold since acquisition. Significant increases in any of these inputs in isolation would result in a significantly lower fair value. Additionally, as the discount rate incorporates the liquidity risk premium, a change in an assumption used for the liquidity risk premium would be accompanied by a directionally similar change in the discount rate. On an annual basis, an independent third party verifies the fair value by reviewing the appropriateness of the discounted cash flow model and its significant inputs.
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
The Corporation also holds a derivative contract associated with the 2008 sale of its remaining ownership of Visa Inc. (Visa) Class B shares. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The recurring fair value of the derivative contract is based on unobservable inputs consisting of management's estimate of the litigation outcome, timing of litigation settlements and payments related to the derivative. Significant increases in the estimate of litigation outcome and the timing of litigation settlements in isolation would result in a significantly higher liability fair value. Significant increases in payments related to the derivative in isolation would result in a significantly lower liability fair value. The Corporation classifies the derivative liability as Level 3. On July 13, 2012, Visa announced it had reached an agreement in principle to settle the multi-district interchange litigation which pertains to its Class B shares. The announcement of this settlement did not have a material impact in the fair value of the Corporation’s liability.
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments. These funds generally cannot be redeemed and the majority are not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 18 years. The investments are accounted for on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the Corporation's percentage ownership in the net asset value of the entire fund, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The Corporation classifies both nonmarketable equity securities subjected to nonrecurring fair value adjustments and the estimated fair value of nonmarketable equity securities not recorded at fair value in their entirety on a recurring basis as Level 3. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value on a nonrecurring basis were $1 million at both June 30, 2012 and December 31, 2011, respectively.
The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $89 million and $92 million at June 30, 2012 and December 31, 2011, respectively, and its investment in FRB stock totaled $85 million at both June 30, 2012 and December 31, 2011, respectively. The Corporation believes its investments in FHLB and FRB stock are ultimately recoverable at par.
Other real estate
Other real estate is included in “accrued income and other assets” on the consolidated balance sheets and includes primarily foreclosed property. Foreclosed property is initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis. Subsequently, foreclosed property is carried at the lower of cost or fair value, less costs to sell. Other real estate may be carried at fair value on a nonrecurring basis when fair value is less than cost. Fair value is based upon independent market prices, appraised value or management's estimate of the value of the property. Throughout each quarter, the Corporation obtains updated independent market prices and appraised values as are required by state regulation or as are deemed necessary based on

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

market conditions and determines if additional write-downs are necessary. On a quarterly basis, senior management reviews all other real estate and determines whether the carrying values are reasonable, based on collateral values and other current market factors. Other real estate carried at fair value based on an observable market price or a current appraised value is classified by the Corporation as Level 2. When management determines that the fair value of other real estate requires additional adjustments, either as a result of a non-current appraisal or when there is no observable market price, the Corporation classifies the other real estate as Level 3.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2012
Trading securities:
Deferred compensation plan assets	$86	$86	$—	$—
Residential mortgage-backed securities (a)	7	—	7	—
Other government-sponsored enterprise securities	2	—	2	—
State and municipal securities	43	—	43	—
Total trading securities	138	86	52	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	20	20	—	—
Residential mortgage-backed securities (a)	9,564	—	9,564	—
State and municipal securities (b)	24	—	—	24
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	46	—	46	—
Equity and other non-debt securities:
Auction-rate preferred securities	215	—	—	215
Money market and other mutual funds	70	70	—	—
Total investment securities available-for-sale	9,940	90	9,610	240
Derivative assets:
Interest rate contracts	593	—	593	—
Energy derivative contracts	190	—	190	—
Foreign exchange contracts	31	—	31	—
Warrants	3	—	—	3
Total derivative assets	817	—	814	3
Total assets at fair value	$10,895	$176	$10,476	$243
Derivative liabilities:
Interest rate contracts	$247	$—	$247	$—
Energy derivative contracts	189	—	189	—
Foreign exchange contracts	26	—	26	—
Total derivative liabilities	462	—	462	—
Deferred compensation plan liabilities	86	86	—	—
Total liabilities at fair value	$548	$86	$462	$—

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2011
Trading securities:
Deferred compensation plan assets	$90	$90	$—	$—
Residential mortgage-backed securities (a)	2	—	2	—
Other government-sponsored enterprise securities	9	—	9	—
State and municipal securities	12	—	12	—
Corporate debt securities	1	—	1	—
Other securities	1	1	—	—
Total trading securities	115	91	24	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	20	20	—	—
Residential mortgage-backed securities (a)	9,512	—	9,512	—
State and municipal securities (b)	24	—	—	24
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	46	—	46	—
Equity and other non-debt securities:
Auction-rate preferred securities	408	—	—	408
Money market and other mutual funds	93	93	—	—
Total investment securities available-for-sale	10,104	113	9,558	433
Derivative assets:
Interest rate contracts	602	—	602	—
Energy derivative contracts	115	—	115	—
Foreign exchange contracts	40	—	40	—
Warrants	3	—	—	3
Total derivative assets	760	—	757	3
Total assets at fair value	$10,979	$204	$10,339	$436
Derivative liabilities:
Interest rate contracts	$253	$—	$253	$—
Energy derivative contracts	115	—	115	—
Foreign exchange contracts	35	—	35	—
Other	6	—	—	6
Total derivative liabilities	409	—	403	6
Deferred compensation plan liabilities	90	90	—	—
Total liabilities at fair value	$499	$90	$403	$6

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during the three- and six-month periods ended June 30, 2012 and 2011.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2012 and 2011.

		Net Realized/Unrealized Gains (Losses)
	Balance at Beginning of Period	Recorded in Earnings		Recorded in Other Comprehensive Income (Pre-tax)					Balance at End of Period

(in millions)		Realized	Unrealized			Purchases	Sales	Settlements
Three Months Ended June 30, 2012
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—	$—	$2	(b)	$—	$(1)	$—	$24
Auction-rate debt securities	1	—	—	—		—	—	—	1
Auction-rate preferred securities (c)	320	6	—	7	(b)	—	(118)	—	215
Total investment securities available-for-sale (c)	344	6	—	9	(b)	—	(119)	—	240
Derivative assets:
Warrants (d)	3	2	1	—		—	(3)	—	3

Three Months Ended June 30, 2011
Trading securities:
State and municipal securities	$—	$—	$—	$—		$2	$—	$—	$2
Investment securities available-for-sale:
State and municipal securities (a)	26	—	—	—		—	—	—	26
Auction-rate debt securities	1	—	—	—		—	—	—	1
Other corporate debt securities	1	—	—	—		—	—	—	1
Auction-rate preferred securities (c)	504	4	—	8	(b)	—	(79)	—	437
Total investment securities available-for-sale (c)	532	4	—	8	(b)	—	(79)	—	465
Derivative assets:
Warrants (d)	8	5	—	—		—	(5)	—	8
Derivative liabilities:
Other	2	—	—	—		—	—	(1)	1

(a)	Primarily auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income.

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities gains (losses)" on the consolidated statements of comprehensive income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

		Net Realized/Unrealized Gains (Losses)
	Balance at Beginning of Period	Recorded in Earnings		Recorded in Other Comprehensive Income (Pre-tax)					Balance at End of Period

(in millions)		Realized	Unrealized			Purchases	Sales	Settlements
Six Months Ended June 30, 2012
Investment securities available-for-sale:
State and municipal securities (a)	$24	$—	$—	$1	(b)	$—	$(1)	$—	$24
Auction-rate debt securities	1	—	—	—		—	—	—	1
Auction-rate preferred securities (c)	408	11	—	11	(b)	—	(215)	—	215
Total investment securities available-for-sale (c)	433	11	—	12	(b)	—	(216)	—	240
Derivative assets:
Warrants (d)	3	3	1	—		—	(4)	—	3
Derivative liabilities:
Other	6	—	—	—		—	—	(6)	—

Six Months Ended June 30, 2011
Trading securities:
State and municipal securities	$—	$—	$—	$—		$2	$—	$—	$2
Other securities	1	—	—	—		—	(1)	—	—
Total trading securities	1	—	—	—		2	(1)	—	2
Investment securities available-for-sale:
State and municipal securities (a)	39	—	—	—		—	(13)	—	26
Auction-rate debt securities	1	—	—	—		—	—	—	1
Other corporate debt securities	1	—	—	—		—	—	—	1
Auction-rate preferred securities (c)	570	7	—	(3)	(b)	—	(137)	—	437
Total investment securities available-for-sale (c)	611	7	—	(3)	(b)	—	(150)	—	465
Derivative assets:
Warrants (d)	7	7	1	—		—	(7)	—	8
Derivative liabilities:
Other (c)	1	—	(1)	—		—	—	(1)	1

(a)	Primarily auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income.

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities gains (losses)" on the consolidated statements of comprehensive income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. All assets recorded at fair value on a nonrecurring basis were classified as Level 3 at June 30, 2012 and December 31, 2011 and are presented in the following table. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011.

(in millions)	Level 3
June 30, 2012
Loans:
Commercial	$118
Real estate construction	58
Commercial mortgage	246
Lease financing	3
Total loans	425
Nonmarketable equity securities	1
Other real estate	15
Loan servicing rights	3
Total assets at fair value	$444

December 31, 2011
Loans:
Commercial	$164
Real estate construction	87
Commercial mortgage	302
Lease financing	3
International	8
Total loans	564
Nonmarketable equity securities	1
Other real estate	29
Loan servicing rights	3
Total assets at fair value	$597
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's Level 3 recurring fair value measurements as of June 30, 2012. No liabilities were recorded as Level 3 at June 30, 2012.

		Discounted Cash Flow Model
		Unobservable Input
June 30, 2012	Fair Value (in millions)	Discount Rate	Workout Period (in years)
State and municipal securities (a)	$24	6% - 9%	4 - 5
Equity and other non-debt securities:
Auction-rate preferred securities	215	3% - 7%	2 - 5

(a)	Primarily auction-rate securities.
Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2012 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

Notes to Consolidated Financial Statements (unaudited)
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
June 30, 2012
Assets
Cash and due from banks	$1,076	$1,076	$1,076	$—	$—
Interest-bearing deposits with banks	3,065	3,065	3,065	—	—
Loans held-for-sale	32	32	—	32	—
Total loans, net of allowance for loan losses (a)	43,325	43,592	—	—	43,592
Customers’ liability on acceptances outstanding	18	18	18	—	—
Nonmarketable equity securities (b)	14	27	—	—	27
Liabilities
Demand deposits (noninterest-bearing)	21,330	21,330	—	21,330	—
Interest-bearing deposits	22,013	22,013	—	22,013	—
Customer certificates of deposit	6,045	6,046	—	6,046	—
Total deposits	49,388	49,389	—	49,389	—
Short-term borrowings	83	83	83	—	—
Acceptances outstanding	18	18	18	—	—
Medium- and long-term debt	4,742	4,655	—	4,655	—
Credit-related financial instruments	(113)	(113)	—	—	(113)

December 31, 2011
Assets
Cash and due from banks	$982	$982	$982	$—	$—
Interest-bearing deposits with banks	2,574	2,574	2,574	—	—
Loans held-for-sale	34	34	—	34	—
Total loans, net of allowance for loan losses (a)	41,953	42,233	—	—	42,233
Customers’ liability on acceptances outstanding	22	22	22	—	—
Nonmarketable equity securities (b)	16	27	—	—	27
Liabilities
Demand deposits (noninterest-bearing)	19,764	19,764	—	19,764	—
Interest-bearing deposits	22,183	22,183	—	22,183	—
Customer certificates of deposit	5,808	5,809	—	5,809	—
Total deposits	47,755	47,756	—	47,756	—
Short-term borrowings	70	70	70	—	—
Acceptances outstanding	22	22	22	—	—
Medium- and long-term debt	4,944	4,794	—	4,794	—
Credit-related financial instruments	(101)	(101)	—	—	(101)

(a)	Included $425 million and $564 million of impaired loans recorded at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011, respectively.

(b)	Included $1 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at both June 30, 2012 and December 31, 2011.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities available-for-sale follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
U.S. Treasury and other U.S. government agency securities	$20	$—	$—	$20
Residential mortgage-backed securities (a)	9,301	263	—	9,564
State and municipal securities (b)	28	—	4	24
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	46	—	—	46
Equity and other non-debt securities:
Auction-rate preferred securities	219	—	4	215
Money market and other mutual funds	70	—	—	70
Total investment securities available-for-sale	$9,685	$263	$8	$9,940

December 31, 2011
U.S. Treasury and other U.S. government agency securities	$20	$—	$—	$20
Residential mortgage-backed securities (a)	9,289	224	1	9,512
State and municipal securities (b)	29	—	5	24
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	46	—	—	46
Equity and other non-debt securities:
Auction-rate preferred securities	423	—	15	408
Money market and other mutual funds	93	—	—	93
Total investment securities available-for-sale	$9,901	$224	$21	$10,104

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of June 30, 2012 and December 31, 2011 follows:

	Temporarily Impaired
	Less than 12 months		12 months or more			Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
June 30, 2012
State and municipal securities (b)	$—	$—	$23	$4		$23	$4
Corporate debt securities:
Auction-rate debt securities	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities:
Auction-rate preferred securities	—	—	215	4		215	4
Total impaired securities	$—	$—	$239	$8		$239	$8

December 31, 2011
Residential mortgage-backed securities (a)	$249	$1	$—	$—		$249	$1
State and municipal securities (b)	—	—	24	5		24	5
Corporate debt securities:
Auction-rate debt securities	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities:
Auction-rate preferred securities	88	1	320	14		408	15
Total impaired securities	$337	$2	$345	$19		$682	$21

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
As of June 30, 2012, 89 percent of the Corporation’s auction-rate portfolio was rated Aaa/AAA by the credit rating agencies.
At June 30, 2012, the Corporation had 89 securities in an unrealized loss position with no credit impairment, including 66 auction-rate preferred securities, 22 state and municipal auction-rate securities and one auction-rate debt security. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2012.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses, recorded in “net securities gains” on the consolidated statements of comprehensive income, computed based on the adjusted cost of the specific security.

	Six Months Ended June 30,
(in millions)	2012	2011
Securities gains	$11	$7
Securities losses (a)	—	(1)
Total net securities gains	$11	$6
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

	June 30, 2012
(in millions)	Amortized Cost	Fair Value
Contractual maturity
Within one year	$66	$66
After one year through five years	451	459
After five years through ten years	129	131
After ten years	8,750	8,999
Subtotal	9,396	9,655
Equity and other nondebt securities:
Auction-rate preferred securities	219	215
Money market and other mutual funds	70	70
Total investment securities available-for-sale	$9,685	$9,940
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
At June 30, 2012, investment securities with a carrying value of $2.9 billion were pledged where permitted or required by law to secure $2.2 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table summarizes nonperforming assets.

(in millions)	June 30, 2012	December 31, 2011
Nonaccrual loans	$719	$860
Reduced-rate loans (a)	28	27
Total nonperforming loans	747	887
Foreclosed property	67	94
Total nonperforming assets	$814	$981

(a)	Reduced-rate business loans totaled $9 million and $8 million, respectively, and reduced-rate retail loans totaled $19 million at both June 30, 2012 and December 31, 2011.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (c)	Total Loans
June 30, 2012
Business loans:
Commercial	$93	$43	$11	$147	$175	$26,694	$27,016
Real estate construction:
Commercial Real Estate business line (a)	—	1	—	1	60	930	991
Other business lines (b)	—	—	—	—	9	377	386
Total real estate construction	—	1	—	1	69	1,307	1,377
Commercial mortgage:
Commercial Real Estate business line (a)	21	12	11	44	155	2,116	2,315
Other business lines (b)	43	14	15	72	220	7,223	7,515
Total commercial mortgage	64	26	26	116	375	9,339	9,830
Lease financing	—	—	—	—	4	854	858
International	—	1	—	1	—	1,223	1,224
Total business loans	157	71	37	265	623	39,417	40,305
Retail loans:
Residential mortgage	16	4	—	20	76	1,373	1,469
Consumer:
Home equity	8	4	—	12	16	1,556	1,584
Other consumer	8	2	6	16	4	614	634
Total consumer	16	6	6	28	20	2,170	2,218
Total retail loans	32	10	6	48	96	3,543	3,687
Total loans	$189	$81	$43	$313	$719	$42,960	$43,992

December 31, 2011
Business loans:
Commercial	$45	$6	$8	$59	$237	$24,700	$24,996
Real estate construction:
Commercial Real Estate business line (a)	15	5	—	20	93	990	1,103
Other business lines (b)	1	1	1	3	8	419	430
Total real estate construction	16	6	1	23	101	1,409	1,533
Commercial mortgage:
Commercial Real Estate business line (a)	62	16	1	79	159	2,269	2,507
Other business lines (b)	34	22	31	87	268	7,402	7,757
Total commercial mortgage	96	38	32	166	427	9,671	10,264
Lease financing	—	—	—	—	5	900	905
International	2	—	—	2	8	1,160	1,170
Total business loans	159	50	41	250	778	37,840	38,868
Retail loans:
Residential mortgage	28	6	6	40	71	1,415	1,526
Consumer:
Home equity	11	8	6	25	5	1,625	1,655
Other consumer	11	2	5	18	6	606	630
Total consumer	22	10	11	43	11	2,231	2,285
Total retail loans	50	16	17	83	82	3,646	3,811
Total loans	$209	$66	$58	$333	$860	$41,486	$42,679

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Included acquired purchase credit-impaired (PCI) loans with a total carrying value of $62 million and $87 million at June 30, 2012 and December 31, 2011, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
June 30, 2012
Business loans:
Commercial	$25,332	$905	$604	$175	$27,016
Real estate construction:
Commercial Real Estate business line (e)	777	121	33	60	991
Other business lines (f)	354	5	18	9	386
Total real estate construction	1,131	126	51	69	1,377
Commercial mortgage:
Commercial Real Estate business line (e)	1,658	324	178	155	2,315
Other business lines (f)	6,524	318	453	220	7,515
Total commercial mortgage	8,182	642	631	375	9,830
Lease financing	834	13	7	4	858
International	1,155	19	50	—	1,224
Total business loans	36,634	1,705	1,343	623	40,305
Retail loans:
Residential mortgage	1,378	7	8	76	1,469
Consumer:
Home equity	1,546	16	6	16	1,584
Other consumer	599	23	8	4	634
Total consumer	2,145	39	14	20	2,218
Total retail loans	3,523	46	22	96	3,687
Total loans	$40,157	$1,751	$1,365	$719	$43,992
December 31, 2011
Business loans:
Commercial	$23,206	$898	$655	$237	$24,996
Real estate construction:
Commercial Real Estate business line (e)	768	139	103	93	1,103
Other business lines (f)	370	23	29	8	430
Total real estate construction	1,138	162	132	101	1,533
Commercial mortgage:
Commercial Real Estate business line (e)	1,728	409	211	159	2,507
Other business lines (f)	6,541	415	533	268	7,757
Total commercial mortgage	8,269	824	744	427	10,264
Lease financing	865	18	17	5	905
International	1,097	33	32	8	1,170
Total business loans	34,575	1,935	1,580	778	38,868
Retail loans:
Residential mortgage	1,434	12	9	71	1,526
Consumer:
Home equity	1,600	22	28	5	1,655
Other consumer	603	12	9	6	630
Total consumer	2,203	34	37	11	2,285
Total retail loans	3,637	46	46	82	3,811
Total loans	$38,212	$1,981	$1,626	$860	$42,679

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

(b)
Special mention loans are accruing loans that have potential credit weaknesses that deserve management’s close attention, such as loans to borrowers who may be experiencing financial difficulties that may result in deterioration of repayment prospects from the borrower at some future date. Included in the special mention category were $366 million and $481 million at June 30, 2012 and December 31, 2011, respectively, of loans proactively monitored by management that were considered “pass” by regulatory authorities.

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

(d)
Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Summary of Significant Accounting Policies - on page F-59 in the Corporation's 2011 Annual Report and to Note 1 of these interim consolidated financial statements. A significant majority of nonaccrual loans are generally consistent with the "substandard" category and the remainder are generally consistent with the "doubtful" category as defined by regulatory authorities.

(e)	Primarily loans to real estate investors and developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2012			2011
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended June 30
Allowance for loan losses:
Balance at beginning of period	$632	$72	$704	$771	$78	$849
Loan charge-offs	(56)	(8)	(64)	(109)	(16)	(125)
Recoveries on loans previously charged-off	15	4	19	33	2	35
Net loan charge-offs	(41)	(4)	(45)	(76)	(14)	(90)
Provision for loan losses	2	6	8	31	16	47
Balance at end of period	$593	$74	$667	$726	$80	$806

Six Months Ended June 30
Allowance for loan losses:
Balance at beginning of period	$648	$78	$726	$824	$77	$901
Loan charge-offs	(111)	(15)	(126)	(222)	(26)	(248)
Recoveries on loans previously charged-off	29	7	36	54	3	57
Net loan charge-offs	(82)	(8)	(90)	(168)	(23)	(191)
Provision for loan losses	27	4	31	70	26	96
Balance at end of period	$593	$74	$667	$726	$80	$806

As a percentage of total loans	1.47%	2.02%	1.52%	2.05%	2.16%	2.06%

June 30
Allowance for loan losses:
Individually evaluated for impairment	$119	$3	$122	$172	$4	$176
Collectively evaluated for impairment	474	71	545	554	76	630
Total allowance for loan losses	$593	$74	$667	$726	$80	$806
Loans:
Individually evaluated for impairment	$569	$49	$618	$808	$49	$857
Collectively evaluated for impairment	39,681	3,631	43,312	34,662	3,674	38,336
PCI loans (a)	55	7	62	—	—	—
Total loans evaluated for impairment	$40,305	$3,687	$43,992	$35,470	$3,723	$39,193
(a)    No allowance for loan losses was required for PCI loans at June 30, 2012.
Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Balance at beginning of period	$25	$32	$26	$35
Provision for credit losses on lending-related commitments	11	(2)	10	(5)
Balance at end of period	$36	$30	$36	$30

Unfunded lending-related commitments sold	$—	$3	$—	$5

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2012
Business loans:
Commercial	$—	$202	$202	$313	$47
Real estate construction:
Commercial Real Estate business line (a)	—	54	54	76	6
Other business lines (b)	—	6	6	7	2
Total real estate construction	—	60	60	83	8
Commercial mortgage:
Commercial Real Estate business line (a)	—	134	134	207	28
Other business lines (b)	—	170	170	232	35
Total commercial mortgage	—	304	304	439	63
Lease financing	—	3	3	6	1
Total business loans	—	569	569	841	119
Retail loans:
Residential mortgage	8	33	41	45	3
Consumer:
Home equity	3	2	5	6	—
Other consumer	—	3	3	9	—
Total consumer	3	5	8	15	—
Total retail loans	11	38	49	60	3
Total individually evaluated impaired loans	$11	$607	$618	$901	$122

December 31, 2011
Business loans:
Commercial	$2	$244	$246	$348	$57
Real estate construction:
Commercial Real Estate business line (a)	—	102	102	146	18
Other business lines (b)	—	5	5	7	1
Total real estate construction	—	107	107	153	19
Commercial mortgage:
Commercial Real Estate business line (a)	—	148	148	198	34
Other business lines (b)	6	201	207	299	36
Total commercial mortgage	6	349	355	497	70
Lease financing	—	3	3	6	1
International	—	8	8	10	2
Total business loans	8	711	719	1,014	149
Retail loans:
Residential mortgage	16	30	46	51	3
Consumer:
Home equity	—	1	1	1	—
Other consumer	—	5	5	12	1
Total consumer	—	6	6	13	1
Total retail loans	16	36	52	64	4
Total individually evaluated impaired loans	$24	$747	$771	$1,078	$153

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to reduced-rate loans.

	Individually Evaluated Impaired Loans
	2012		2011
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended June 30
Business loans:
Commercial	$215	$1	$242	$2
Real estate construction:
Commercial Real Estate business line (a)	61	—	159	—
Other business lines (b)	5	—	1	—
Total real estate construction	66	—	160	—
Commercial mortgage:
Commercial Real Estate business line (a)	156	—	192	—
Other business lines (b)	194	1	224	1
Total commercial mortgage	350	1	416	1
Lease financing	3	—	7	—
International	2	—	6	—
Total business loans	636	2	831	3
Retail loans:
Residential mortgage	41	—	41	—
Consumer loans:
Home equity	5	—	—	—
Other consumer	3	—	7	—
Total consumer	8	—	7	—
Total retail loans	49	—	48	—
Total individually evaluated impaired loans	$685	$2	$879	$3

Six Months Ended June 30
Business loans:
Commercial	$225	$2	$244	$3
Real estate construction:
Commercial Real Estate business line (a)	74	—	189	—
Other business lines (b)	5	—	1	—
Total real estate construction	79	—	190	—
Commercial mortgage:
Commercial Real Estate business line (a)	153	—	187	—
Other business lines (b)	199	2	231	2
Total commercial mortgage	352	2	418	2
Lease financing	3	—	7	—
International	4	—	4	—
Total business loans	663	4	863	5
Retail loans:
Residential mortgage	43	—	39	—
Consumer loans:
Home equity	3	—	—	—
Other consumer	4	—	8	—
Total consumer	7	—	8	—
Total retail loans	50	—	47	—
Total individually evaluated impaired loans	$713	$4	$910	$5

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings (TDRs)
The following tables detail the recorded balance at June 30, 2012 and 2011 of loans considered to be TDRs that were restructured during the three- and six-month periods ended June 30, 2012 and 2011, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2012				2011
	Type of Modification				Type of Modification
(in millions)	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Three Months Ended June 30
Business loans:
Commercial	$6	$1	$—	$7	$28	$—	$7	$35
Commercial mortgage:
Commercial Real Estate business line (c)	16	—	—	16	3	—	—	3
Other business lines (d)	5	2	—	7	9	—	6	15
Total commercial mortgage	21	2	—	23	12	—	6	18
Total business loans	27	3	—	30	40	—	13	53
Retail loans:
Residential mortgage	—	1	—	1	—	3	—	3
Total retail loans	—	1	—	1	—	3	—	3
Total loans	$27	$4	$—	$31	$40	$3	$13	$56

Six Months Ended June 30
Business loans:
Commercial	$27	$1	$—	$28	$60	$3	$7	$70
Commercial mortgage:
Commercial Real Estate business line (c)	16	—	3	19	3	—	—	3
Other business lines (d)	14	2	—	16	23	4	6	33
Total commercial mortgage	30	2	3	35	26	4	6	36
Total business loans	57	3	3	63	86	7	13	106
Retail loans:
Residential mortgage	—	1	—	1	—	5	—	5
Total retail loans	—	1	—	1	—	5	—	5
Total loans	$57	$4	$3	$64	$86	$12	$13	$111

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)
Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loan which is expected to be collected; and a "B" note, which is either fully charged off or exchanged for an equity interest.

(c)	Primarily loans to real estate investors and developers.

(d)	Primarily loans secured by owner-occupied real estate.
At June 30, 2012 and December 31, 2011, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $8 million and $13 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the three- and six-month periods ended June 30, 2012 and 2011 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the three- and six-month periods ended June 30, 2012 and 2011 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. For reduced-rate loans and AB Note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. During the twelve-month period from July 1, 2011 to June 30, 2012, loans with a carrying value of $30 million at June 30, 2012 had been modified by reducing the rate on the loans. Of these modifications, $5 million and $6 million, primarily consisting of commercial mortgage loans included in other business lines and real estate construction loans included in the Commercial Real Estate business line, subsequently defaulted during the three- and six-month periods ended June 30, 2012, respectively. During the twelve-month period from July 1, 2011 to June 30, 2012, loans with a carrying value of

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

$29 million at June 30, 2012 had been restructured into two notes. Of these modifications, $3 million of commercial loans subsequently defaulted during both the three- and six-month periods ended June 30, 2012. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default. During the twelve-month period from July 1, 2011 to June 30, 2012, loans with a carrying value of $156 million at June 30, 2012 had been modified by principal deferral. Of these principal deferral modifications, $38 million and $55 million, primarily consisting of commercial loans and commercial mortgage loans included in the Commercial Real Estate and other business lines, subsequently experienced a change in the risk rating such that the loans are currently included in non-performing loans during the three- and six-month periods ended June 30, 2012, respectively. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
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
The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at June 30, 2012 and December 31, 2011 were as follows. The outstanding balance represents the total amount owed as of June 30, 2012 and December 31, 2011, including accrued but unpaid interest and any amounts previously charged off. No allowance for loan losses was required on the acquired PCI loan pools at both June 30, 2012 and December 31, 2011.

(in millions)	June 30, 2012	December 31, 2011
Acquired PCI loans:
Carrying amount	$62	$87
Outstanding balance	181	234
Changes in the accretable yield for acquired PCI loans for the three- and six-month periods ended June 30, 2012 were as follows.

(in millions)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Balance at beginning of period	$20	$25
Accretion	(4)	(9)
Balance at end of period	$16	$16

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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. For derivatives with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement, on a net basis, of contracts entered into with the same counterparty. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At June 30, 2012, counterparties had pledged cash and marketable investment securities to secure 89 percent of the fair value of contracts with bilateral collateral agreements in an unrealized gain position, including $19 million cash collateral held by the Corporation, and the Corporation had pledged $77 million of investment securities and $1 million cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2012 was $84 million, for which the Corporation had pledged collateral of $69 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2012, the Corporation would have been required to assign an additional $15 million of collateral to its counterparties.
Derivative Instruments
Derivative instruments utilized by the Corporation are negotiated over-the-counter and primarily include swaps, caps and floors, forward contracts and options, each of which may relate to interest rates, energy commodity prices or foreign currency

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at June 30, 2012 and December 31, 2011. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	June 30, 2012			December 31, 2011
		Fair Value (a)			Fair Value (a)
(in millions)	Notional/ Contract Amount (b)	Asset Derivatives	Liability Derivatives	Notional/ Contract Amount (b)	Asset Derivatives	Liability Derivatives
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$1,450	$309	$—	$1,450	$317	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	260	2	1	229	1	1
Total risk management purposes	$1,710	$311	$1	$1,679	$318	$1

Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	$435	$—	$3	$421	$—	$3
Caps and floors purchased	435	3	—	421	3	—
Swaps	10,910	281	244	9,699	282	250
Total interest rate contracts	11,780	284	247	10,541	285	253
Energy contracts:
Caps and floors written	1,723	—	121	1,141	—	86
Caps and floors purchased	1,723	121	—	1,141	86	—
Swaps	1,019	69	68	379	29	29
Total energy contracts	4,465	190	189	2,661	115	115
Foreign exchange contracts:
Spot, forwards, options and swaps	2,583	29	26	2,842	39	34
Total customer-initiated and other activities	$18,828	$503	$462	$16,044	$439	$402
Total derivatives	$20,538	$814	$463	$17,723	$757	$403

(a)
Asset derivatives are included in “accrued income and other assets” and liability derivatives are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of derivative assets and liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of derivative assets included credit valuation adjustments for counterparty credit risk totaling $6 million and $4 million at June 30, 2012 and December 31, 2011, respectively.

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
Risk management fair value interest rate swaps generated net interest income of $17 million and $34 million for the three- and six-month periods ended June 30, 2012, respectively, compared to net interest income of $18 million and $36 million for the three- and six-month periods ended June 30, 2011, respectively.
The net gain recognized in "other noninterest income" in the consolidated statements of comprehensive income for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt was insignificant for the three- and six-month periods ended June 30, 2012, as well as for the three-month period ended June 30, 2011, and was $1 million for the six-month period ended June 30, 2011.
As of and for the six months ended June 30, 2012 the Corporation had no interest rate swap agreements designated as cash flow hedges of loans. In the first quarter 2011, the remaining interest rate swap agreements outstanding matured. The net gains (losses) recognized in income and OCI on risk management derivatives designated as cash flow hedges of loans for the six months ended June 30, 2011 are displayed in the table below.

(in millions)	Six Months Ended June 30, 2011
Interest rate swaps
(Loss) recognized in OCI (effective portion)	$(2)
Gain recognized in other noninterest income (ineffective portion)	1
Gain reclassified from accumulated OCI into interest and fees on loans (effective portion)	1
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks.
The Corporation recognized an insignificant amount of net gains (losses) on risk management derivative instruments used as economic hedges in "other noninterest income" in the consolidated statements of comprehensive income in the three- and six-month periods ended June 30, 2012 and 2011.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

 The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of June 30, 2012 and December 31, 2011.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
June 30, 2012
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,450	4.9	5.45%	0.74%

December 31, 2011
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,450	5.4	5.45%	0.60%

(a)	Variable rates paid on receive fixed swaps are based on prime and six-month LIBOR rates in effect at June 30, 2012 and December 31, 2011.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized an insignificant amount of net gains in “other noninterest income” in the consolidated statements of comprehensive income in the three- and six-month periods ended June 30, 2012 and 2011.
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

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain	2012	2011	2012	2011
Interest rate contracts	Other noninterest income	$7	$2	$9	$8
Energy contracts	Other noninterest income	1	1	2	1
Foreign exchange contracts	Foreign exchange income	9	9	18	17
Total		$17	$12	$29	$26
Additional information regarding the nature, terms and associated risks of derivative instruments can be found in the Corporation's 2011 Annual Report on pages F-38 and F-39 and in Notes 1 and 9 to the consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	June 30, 2012	December 31, 2011
Unused commitments to extend credit:
Commercial and other	$25,057	$24,819
Bankcard, revolving check credit and home equity loan commitments	1,680	1,612
Total unused commitments to extend credit	$26,737	$26,431

Standby letters of credit	$5,342	$5,325
Commercial letters of credit	155	132
Other credit-related financial instruments	—	6
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At June 30, 2012 and December 31, 2011, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $36 million and $26 million, respectively. The Corporation recorded a purchase discount for lending-related commitments acquired from Sterling on July 28, 2011. An allowance for credit losses will be recorded on Sterling lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. At both June 30, 2012 and December 31, 2011, no allowance was recorded for Sterling lending-related commitments and $3 million of purchase discount remained.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $13 million and $9 million at June 30, 2012 and December 31, 2011, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2022. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $328 million and $271 million, respectively, of the $5.5 billion standby and commercial letters of credit outstanding at both June 30, 2012 and December 31, 2011.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $97 million at June 30, 2012, including $74 million in deferred fees and $23 million in the allowance for credit losses on lending-related commitments. At December 31, 2011, the comparable amounts were $89 million, $72 million and $17 million, respectively.
The following table presents a summary of internally classified watch list standby and commercial letters of credit at June 30, 2012 and December 31, 2011. The Corporation's internal watch list is generally consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	June 30, 2012	December 31, 2011
Total watch list standby and commercial letters of credit	$207	$195
As a percentage of total outstanding standby and commercial letters of credit	3.8%	3.6%

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of June 30, 2012 and December 31, 2011, the total notional amount of the credit risk participation agreements was approximately $468 million and $394 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $12 million at both June 30, 2012 and December 31, 2011, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of June 30, 2012, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.5 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B shares. The fair value of the derivative liability, included in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant at June 30, 2012 and $6 million at December 31, 2011, respectively.
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
The Corporation has a limited partnership interest in 158 low income housing tax credit/historic rehabilitation tax credit partnerships. These entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities, as the general partner has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. While the partnership agreements allow the limited partners, through a majority vote, to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause.
The Corporation accounts for its interest in these partnerships on either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement with these entities at June 30, 2012 was limited to approximately $355 million, which reflected the book basis of the Corporation's investment and unfunded commitments for future investments.
As a limited partner, the Corporation obtains income tax credits and deductions from the operating losses of these low income housing tax credit/historic rehabilitation tax credit partnerships, which are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable. These income tax credits and deductions are allocated to the funds’ investors based on their ownership percentages. Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other noninterest income” on the consolidated statements of comprehensive income. In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund low income housing partnerships ($104 million at June 30, 2012).
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the six months ended June 30, 2012 and 2011.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the impact of these VIEs on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Other noninterest income	$(14)	$(13)	$(28)	$(26)
Provision (benefit) for income taxes (a)	(13)	(13)	(27)	(26)

(a)	Income tax credits from low income housing tax credit/historic rehabilitation tax credit partnerships.
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2011 Annual Report.
NOTE 8 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	June 30, 2012	December 31, 2011
Parent company
Subordinated notes:
4.80% subordinated notes due 2015	$334	$338
Floating-rate subordinated notes related to trust preferred securities due 2012	—	30
Total subordinated notes	334	368
Medium-term notes:
3.00% notes due 2015	299	298
Total parent company	633	666
Subsidiaries
Subordinated notes:
7.375% subordinated notes due 2013	52	53
5.70% subordinated notes due 2014	271	276
5.75% subordinated notes due 2016	697	699
5.20% subordinated notes due 2017	596	595
Floating-rate based on LIBOR index subordinated notes due 2018	26	26
8.375% subordinated notes due 2024	188	189
7.875% subordinated notes due 2026	246	243
Total subordinated notes	2,076	2,081
Medium-term notes:
Floating-rate based on LIBOR indices due 2012	—	158
Federal Home Loan Bank advances:
Floating-rate based on LIBOR indices due 2013 to 2014	2,000	2,000
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	33	39
Total subsidiaries	4,109	4,278
Total medium- and long-term debt	$4,742	$4,944
The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
On January 7, 2012, the Corporation fully redeemed $4 million of floating-rate subordinated notes, and the related trust preferred securities, with an original maturity date of July 7, 2033. Further, on June 15, 2012, the Corporation fully redeemed the remaining $26 million of floating-rate subordinated notes, and the related trust preferred securities, with an original maturity of June 15, 2037.
Comerica Bank (the Bank), a subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB advances bear interest at variable rates based on LIBOR and were secured by a blanket lien on $14 billion of real estate-related loans at June 30, 2012.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents reconciliations of the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
(in millions)	2012	2011
Accumulated net unrealized gains on investment securities available-for-sale:
Balance at beginning of period, net of tax	$129	$14
Net unrealized holding gains arising during the period	63	107
Less: Reclassification adjustment for net gains included in net income	11	7
Change in net unrealized gains before income taxes	52	100
Less: Provision for income taxes	19	37
Change in net unrealized gains on investment securities available-for-sale, net of tax	33	63
Balance at end of period, net of tax	$162	$77
Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$—	$2
Net cash flow hedge losses arising during the period	—	(2)
Less: Reclassification adjustment for net gains included in net income	—	1
Change in net cash flow hedge gains (losses) before income taxes	—	(3)
Less: Provision (benefit) for income taxes	—	(1)
Change in net cash flow hedge gains, net of tax	—	(2)
Balance at end of period, net of tax	$—	$—
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(485)	$(405)
Net defined benefit pension and other postretirement adjustment arising during the period	—	7
Less: Adjustment for amounts recognized as components of net periodic benefit cost during the period	(34)	(24)
Change in defined benefit pension and other postretirement plans adjustment before income taxes	34	31
Less: Provision for income taxes	12	11
Change in defined benefit pension and other postretirement plans adjustment, net of tax	22	20
Balance at end of period, net of tax	$(463)	$(385)
Total accumulated other comprehensive loss at end of period, net of tax	$(301)	$(308)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 10 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2012	2011	2012	2011
Basic and diluted
Net income	$144	$96	$274	$199
Less:
Income allocated to participating securities	2	1	3	2
Net income attributable to common shares	$142	$95	$271	$197

Basic average common shares	194	175	195	175

Basic net income per common share	$0.73	$0.54	$1.39	$1.12
Basic average common shares	194	175	195	175
Dilutive common stock equivalents:
Net effect of the assumed exercise of warrants	—	3	—	3
Diluted average common shares	194	178	195	178

Diluted net income per common share	$0.73	$0.53	$1.39	$1.10
The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income per common share because the prices of the options and warrants were greater than the average market price of common shares for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2012	2011	2012	2011
Average outstanding options	15.7	16.8	16.7	16.2
Range of exercise prices	$30.77 - $64.50	$36.24 - $64.50	$30.77 - $64.50	$36.24 - $64.50
Average outstanding warrants			0.3
Exercise price			$30.36
NOTE 11 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Service cost	$8	$8	$16	$16
Interest cost	21	19	40	38
Expected return on plan assets	(28)	(29)	(56)	(58)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	13	9	26	18
Net periodic defined benefit cost	$15	$8	$28	$16

Non-Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Service cost	$1	$1	$2	$2
Interest cost	3	3	5	5
Amortization of prior service cost	(1)	(1)	(1)	(1)
Amortization of net loss	2	1	4	2
Net periodic defined benefit cost	$5	$4	$10	$8
(Table continues on following page).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Postretirement Benefit Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Interest cost	$1	$1	$2	$2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of transition obligation	1	1	2	2
Amortization of net loss	$1	$1	$1	$1
Net periodic postretirement benefit cost	$2	$2	$3	$3
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
At June 30, 2012, net unrecognized tax benefits were $17 million, compared to $27 million at June 30, 2011. In the second quarter 2012, the Corporation reached a final closing agreement with the Internal Revenue Service (IRS) regarding the repatriation of foreign earnings on a structured investment transaction and determined that the matter was effectively settled. As such, the related unrecognized tax benefits were reclassified to a current liability. The decrease in unrecognized tax benefits of $10 million from June 30, 2011 to June 30, 2012 was primarily the result of the matter noted above and the recognition of other federal and state settlements. The Corporation anticipates that it is reasonably possible that final settlement of other federal and state tax issues will result in a decrease of net unrecognized tax benefits of $13 million within the next twelve months. At June 30, 2012, the Corporation had no investment structures with uncertain tax positions. Included in "accrued expense and other liabilities" on the consolidated balance sheets was a $7 million receivable for tax-related interest at June 30, 2012, compared to an insignificant liability for tax-related interest and penalties at June 30, 2011. The $7 million increase in accrued tax-related interest receivable from June 30, 2011 to June 30, 2012 was primarily the result of settlements with tax authorities.
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
NOTE 13 - CONTINGENT LIABILITIES
Legal Proceedings
The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Litigation-related expense of $20 million and $3 million and legal fees of $18 million and $17 million were included in “other noninterest expenses” on the consolidated statements of comprehensive income for the six months ended June 30, 2012 and 2011, respectively. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

condition, consolidated results of operations or consolidated cash flows. However, in the event of significant unexpected future developments on existing cases, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
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
NOTE 14 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at June 30, 2012. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
The following discussion provides information about the activities of each business segment.
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
The Other category includes discontinued operations, the income and expense impact of equity and cash, tax benefits not assigned to specific business segments, charges of an unusual or infrequent nature that are not reflective of the normal operations of the business segments and miscellaneous other expenses of a corporate nature.
For further information on the methodologies which form the basis for these results refer to Note 23 to the consolidated financial statements in the Corporation's 2011 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Six Months Ended June 30, 2012
Earnings summary:
Net interest income (expense) (FTE)	$764	$327	$93	$(323)	$18	$879
Provision for credit losses	14	7	16	—	4	41
Noninterest income	164	90	131	30	2	417
Noninterest expenses	309	361	159	6	47	882
Provision (benefit) for income taxes (FTE)	188	16	18	(111)	(12)	99
Net income (loss)	$417	$33	$31	$(188)	$(19)	$274
Net credit-related charge-offs	$54	$21	$15	$—	$—	$90

Selected average balances:
Assets	$33,780	$6,060	$4,620	$12,024	$5,298	$61,782
Loans	32,844	5,356	4,549	—	—	42,749
Deposits	24,070	20,449	3,626	169	181	48,495

Statistical data:
Return on average assets (a)	2.47%	0.31%	1.36%	N/M	N/M	0.89%
Efficiency ratio	33.35	86.52	74.55	N/M	N/M	68.62

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Six Months Ended June 30, 2011
Earnings summary:
Net interest income (expense) (FTE)	$682	$282	$92	$(283)	$15	$788
Provision for credit losses	17	47	23	—	4	91
Noninterest income	156	87	128	31	7	409
Noninterest expenses	323	325	155	6	20	829
Provision (benefit) for income taxes (FTE)	155	2	16	(96)	1	78
Net income (loss)	$343	$(5)	$26	$(162)	$(3)	$199
Net credit-related charge-offs	$126	$46	$19	$—	$—	$191

Selected average balances:
Assets	$29,991	$5,507	$4,769	$9,405	$4,476	$54,148
Loans	29,528	5,053	4,780	—	—	39,361
Deposits	20,241	17,549	2,889	244	118	41,041

Statistical data:
Return on average assets (a)	2.29%	(0.06)%	1.08%	N/M	N/M	0.73%
Efficiency ratio	38.45	87.94	72.89	N/M	N/M	69.55

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
FTE - Fully Taxable Equivalent
N/M – not meaningful
The Corporation also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas, and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in ASC Topic 280, Segment Reporting. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at June 30, 2012.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
Market segment financial results are as follows:

(dollar amounts in millions)	Midwest	Western	Texas	Florida	Other Markets	International	Finance & Other	Total
Six Months Ended June 30, 2012
Earnings summary:
Net interest income (expense) (FTE)	$394	$348	$293	$21	$91	$37	$(305)	$879
Provision for credit losses	11	(6)	21	16	(6)	1	4	41
Noninterest income	195	70	63	7	32	18	32	417
Noninterest expenses	359	211	181	20	41	17	53	882
Provision (benefit) for income taxes (FTE)	75	80	54	(3)	3	13	(123)	99
Net income (loss)	$144	$133	$100	$(5)	$85	$24	$(207)	$274
Net credit-related charge-offs	$29	$24	$10	$12	$15	$—	$—	$90

Selected average balances:
Assets	$14,062	$12,897	$10,176	$1,411	$4,102	$1,812	$17,322	$61,782
Loans	13,796	12,651	9,400	1,424	3,767	1,711	—	42,749
Deposits	19,321	14,134	10,207	435	2,678	1,370	350	48,495

Statistical data:
Return on average assets (a)	1.40%	1.77%	1.75%	(0.78)%	4.16%	2.63%	N/M	0.89%
Efficiency ratio	60.96	50.43	50.86	73.14	36.28	31.34	N/M	68.62

(dollar amounts in millions)	Midwest	Western	Texas	Florida	Other Markets	International	Finance & Other	Total
Six Months Ended June 30, 2011
Earnings summary:
Net interest income (expense) (FTE)	$407	$330	$176	$23	$82	$38	$(268)	$788
Provision for credit losses	46	30	1	19	(3)	(6)	4	91
Noninterest income	200	74	48	7	24	18	38	409
Noninterest expenses	374	218	125	24	42	20	26	829
Provision (benefit) for income taxes (FTE)	72	55	36	(4)	(1)	15	(95)	78
Net income (loss)	$115	$101	$62	$(9)	$68	$27	$(165)	$199
Net credit-related charge-offs	$81	$52	$12	$23	$21	$2	$—	$191

Selected average balances:
Assets	$14,283	$12,459	$7,057	$1,543	$3,176	$1,749	$13,881	$54,148
Loans	14,077	12,250	6,848	1,573	2,897	1,716	—	39,361
Deposits	18,273	12,347	5,982	382	2,375	1,320	362	41,041

Statistical data:
Return on average assets (a)	1.18%	1.51%	1.75%	(1.11)%	4.31%	3.06%	N/M	0.73%
Efficiency ratio	61.76	54.05	55.56	77.18	42.37	34.18	N/M	69.55

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
FTE—Fully Taxable Equivalent
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 15 – MERGER AND RESTRUCTURING CHARGES
The Corporation committed to a restructuring plan in connection with the completion of the acquisition of Sterling on July 28, 2011. The restructuring plan, which is expected to be substantially completed by December 31, 2012, is intended to streamline operations across the combined organization. The restructuring plan is expected to result in cumulative costs of approximately $115 million ($73 million, after-tax) through the end of the plan, primarily encompassing facilities and contract termination charges, systems integration and related charges, severance and other employee-related charges, and transaction-related costs. The Corporation recognized acquisition-related expenses of $83 million ($52 million after-tax) from July 28, 2011 (the acquisition date) through June 30, 2012, recorded in “merger and restructuring charges” in the consolidated statements of comprehensive income. Merger and restructuring charges include the incremental costs to integrate the operations of Sterling and do not reflect the costs of the fully integrated combined organization. Merger and restructuring charges comprised the following from the acquisition date to June 30, 2012 and for the three- and six-month periods ended June 30, 2012 and 2011.

		Total Incurred
	Total Expected	Inception to	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Per Plan	June 30, 2012	2012	2011	2012	2011
Facilities and contract termination charges	$51	$21	$7	$—	$5	$—
Systems integration and related charges	30	28	1	4	2	4
Severance and other employee-related charges	26	26	—	—	1	—
Transaction costs	8	8	—	1	—	1
Total merger and restructuring charges	$115	$83	$8	$5	$8	$5
The following table presents the changes in restructuring reserves for the three- and six-month periods ended June 30, 2012.

(in millions)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Balance at beginning of period	$15	$26
Merger and restructuring charges	8	14
Payments	(6)	(17)
Other adjustments (a)	—	(6)
Balance at end of period	$17	$17

(a)	Other adjustments include revisions to the timing or amount of estimated net costs related to the exit of lease facilities included in facilities and contract termination charges.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” “contemplates,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “opportunity,” “initiative,” “outcome,” “continue,” “remain,” “maintain,” "on course," “trend,” “objective,” “looks forward” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services, and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, Comerica's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions; changes in monetary and fiscal policies, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; changes in the Corporation's credit rating; the interdependence of financial service companies; changes in regulation or oversight; unfavorable developments concerning credit quality; the acquisition of Sterling Bancshares, Inc., or any future acquisitions; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries of the Corporation's customers; the implementation of the Corporation's strategies and business models, including the implementation of revenue enhancements and efficiency improvements; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; operational difficulties, failure of technology infrastructure or information security incidents; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; competitive product and pricing pressures among financial institutions within the Corporation's markets; changes in customer behavior; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; the impact of legal and regulatory proceedings; the effectiveness of methods of reducing risk exposures; the effects of terrorist activities and other hostilities; the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods; changes in accounting standards and the critical nature of the Corporation's accounting policies. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 12 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Results of Operations
Net income for the three months ended June 30, 2012 was $144 million, an increase of $48 million from $96 million reported for the three months ended June 30, 2011. The increase in net income in the three months ended June 30, 2012, compared to the same period in 2011, reflected a $44 million increase in net interest income, a $26 million decrease in the provision for credit losses and a $9 million increase in noninterest income, partially offset by increases of $22 million in noninterest expenses and $9 million in the provision for income taxes. Net income per diluted common share was $0.73 in the three months ended June 30, 2012, compared to $0.53 for the same period one year ago.
Net income for the six months ended June 30, 2012 was $274 million, an increase of $75 million from $199 million reported for the six months ended June 30, 2011. The increase in net income in the six months ended June 30, 2012, compared to the same period in 2011, reflected a $92 million increase in net interest income, a $50 million decrease in the provision for credit losses and an $8 million increase in noninterest income, offset by increases of $53 million in noninterest expenses and $22 million in the provision for income taxes. Net income per diluted common share was $1.39 in the six months ended June 30, 2012, compared to $1.10 for the same period one year ago.
Results for the three- and six-month periods ended June 30, 2012 include the impact of operations of the former Sterling Bancshares, Inc. (Sterling), acquired by the Corporation on July 28, 2011.
Full-Year 2012 Outlook Compared to Full-Year 2011
For full-year 2012, management expects the following, compared to full-year 2011, assuming a continuation of the current economic environment.

•	Average loans increasing 5 percent to 6 percent.

•	Net interest income increasing 3 percent to 5 percent.

•	Net credit-related charge-offs and provision for credit losses declining.

•	Noninterest income increasing 1 percent to 2 percent.

•	Noninterest expenses increasing or decreasing 1 percent.

•	Effective tax rate of approximately 26 percent.
Net Interest Income
Net interest income was $435 million for the three months ended June 30, 2012, an increase of $44 million compared to $391 million for the same period in 2011. The increase in net interest income in the second quarter 2012, compared to the same period in 2011, resulted primarily from a $6.5 billion increase in average earning assets, partially offset by a 4 basis point decrease in the net interest margin. The increase in net interest income in the second quarter 2012, compared to the same period in 2011, reflected the benefit from increases in average loans ($36 million) and investment securities ($15 million), accretion of the purchase discount on the acquired Sterling loan portfolio ($18 million) and lower deposit rates ($7 million), partially offset by decreased yields on loans ($16 million) and mortgage-backed investment securities ($15 million). The "Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table of this financial review details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended June 30, 2012, compared to the same period in the prior year. Average earning assets increased $6.5 billion, or 13 percent, to $56.7 billion for the second quarter 2012, compared to the second quarter 2011, in part due to the acquisition of Sterling and reflected increases of $4.1 billion in average loans and $2.3 billion in average investment securities available-for-sale. The net interest margin (FTE) for the three months ended June 30, 2012 decreased 4 basis points to 3.10 percent, from 3.14 percent for the comparable period in 2011, primarily from decreased yields on loans and mortgage-backed investment securities, partially offset by the benefit from accretion of the purchase discount on the Sterling acquired loan portfolio and lower deposit costs. The lower loan yields reflected a shift in the average loan portfolio mix, largely due to a decrease in average commercial real estate loans and an increase in lower yielding, higher credit quality average commercial loans. Accretion of the purchase discount on the acquired Sterling loan portfolio increased the net interest margin by 13 basis points in the second quarter 2012. At June 30, 2012, $60 million of purchase discounts remained on acquired loans not deemed credit impaired at acquisition.
Net interest income was $878 million for the six months ended June 30, 2012, an increase of $92 million compared to $786 million for the same period in 2011. The increase in net interest income in the six months ended June 30, 2012, compared to the same period in 2011, resulted primarily from a $6.7 billion increase in average earning assets and one more day in the six-month period ended June 30, 2012, partially offset by a 5 basis point decrease in the net interest margin. The increase in net interest income in the six months ended June 30, 2012, compared to the same period in 2011, reflected the benefit from increases in average loans ($58 million) and investment securities ($34 million), accretion of the purchase discount on the acquired Sterling loan portfolio ($43 million), lower deposit rates ($12 million) and one more day in the six months ended June 30, 2012 ($5 million), partially offset by decreased yields on loans ($27 million) and mortgage-backed investment securities ($27 million). The "Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table of this financial review details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the six months ended June 30, 2012, compared to the same period in the prior year. Average earning assets increased $6.7 billion, or 13 percent, to $56.4 billion for the six months ended June 30, 2012, compared to $49.7 billion for the same period in the prior year, in part due to the acquisition of Sterling and reflected increases of $3.4 billion in average loans, $2.4 billion in average investment securities available-for-sale and $825 million in average interest-bearing deposits with banks. The net interest margin (FTE) for the six months ended June 30, 2012 decreased 5 basis points to 3.14 percent, from 3.19 percent for the comparable period in 2011, primarily due to the same reasons cited in the quarterly discussion above and the impact of higher excess liquidity levels from deposit growth. Accretion of the purchase discount on the acquired Sterling loan portfolio increased the net interest margin by 15 basis points in the six months ended June 30, 2012, and excess liquidity reduced the net interest margin by approximately 20 basis points and 18 basis points in the six months ended June 30, 2012 and 2011, respectively. Excess liquidity was represented by $3.6 billion and $2.8 billion of average balances deposited with the Federal Reserve Bank (FRB) in the first six months of 2012 and 2011, respectively, included in “interest-bearing deposits with banks” on the consolidated balance sheets.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	June 30, 2012			June 30, 2011
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$25,983	$227	3.52%	$21,677	$196	3.65%
Real estate construction loans	1,420	15	4.50	1,881	17	3.75
Commercial mortgage loans	9,983	112	4.46	9,636	96	3.98
Lease financing	869	7	3.28	958	8	3.50
International loans	1,265	12	3.66	1,254	12	3.80
Residential mortgage loans	1,487	17	4.53	1,525	21	5.50
Consumer loans	2,221	18	3.37	2,243	20	3.42
Total loans (a)	43,228	408	3.79	39,174	370	3.79

Auction-rate securities available-for-sale	296	—	0.82	500	1	0.71
Other investment securities available-for-sale	9,432	59	2.55	6,907	58	3.40
Total investment securities available-for-sale	9,728	59	2.49	7,407	59	3.20

Interest-bearing deposits with banks (b)	3,556	3	0.26	3,435	3	0.25
Other short-term investments	141	—	1.55	120	—	1.39
Total earning assets	56,653	470	3.35	50,136	432	3.46

Cash and due from banks	931			872
Allowance for loan losses	(710)			(859)
Accrued income and other assets	5,076			4,368
Total assets	$61,950			$54,517

Money market and interest-bearing checking deposits	$20,458	8	0.18	$18,207	11	0.26
Savings deposits	1,607	1	0.07	1,465	1	0.09
Customer certificates of deposit	6,107	9	0.53	5,609	10	0.70
Foreign office time deposits	379	—	0.64	413	1	0.52
Total interest-bearing deposits	28,551	18	0.25	25,694	23	0.35

Short-term borrowings	68	—	0.12	112	—	0.14
Medium- and long-term debt	4,854	17	1.40	5,821	17	1.20
Total interest-bearing sources	33,473	35	0.42	31,627	40	0.51

Noninterest-bearing deposits	20,128			15,786
Accrued expenses and other liabilities	1,347			1,132
Total shareholders’ equity	7,002			5,972
Total liabilities and shareholders’ equity	$61,950			$54,517

Net interest income/rate spread (FTE)		$435	2.93		$392	2.95

FTE adjustment		$—			$1

Impact of net noninterest-bearing sources of funds			0.17			0.19
Net interest margin (as a percentage of average earning assets (FTE) (a) (b)			3.10%			3.14%

(a)	Accretion of the purchase discount on the acquired loan portfolio of $18 million increased the net interest margin by 13 basis points in the three months ended June 30, 2012.

(b)
Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 18 basis points and 21 basis points in the three months ended June 30, 2012 and 2011, respectively.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	June 30, 2012/June 30, 2011
(in millions)	Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Loans	$2	(b)	$36	$38	(b)
Investment securities available-for-sale	(15)		15	—
Total earning assets	(13)		51	38

Interest-bearing deposits	(7)		2	(5)
Medium- and long-term debt	3		(3)	—
Total interest-bearing sources	(4)		(1)	(5)

Net interest income/rate spread (FTE)	$(9)		$52	$43

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Reflects increase of $18 million in accretion of the purchase discount on the acquired Sterling loan portfolio.

Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Six Months Ended
	June 30, 2012			June 30, 2011
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$25,359	$446	3.54%	$21,586	$397	3.70%
Real estate construction loans	1,437	32	4.54	2,029	36	3.62
Commercial mortgage loans	10,093	231	4.59	9,713	191	3.96
Lease financing	883	15	3.35	972	17	3.56
International loans	1,235	23	3.71	1,237	24	3.83
Residential mortgage loans	1,503	35	4.65	1,562	42	5.37
Consumer loans	2,239	38	3.43	2,262	39	3.42
Total loans (a)	42,749	820	3.86	39,361	746	3.82

Auction-rate securities available-for-sale	324	1	0.71	527	2	0.80
Other investment securities available-for-sale	9,484	122	2.64	6,832	114	3.39
Total investment securities available-for-sale	9,808	123	2.57	7,359	116	3.19

Interest-bearing deposits with banks (b)	3,724	5	0.26	2,899	4	0.25
Other short-term investments	138	1	1.76	124	1	2.05
Total earning assets	56,419	949	3.39	49,743	867	3.51

Cash and due from banks	965			878
Allowance for loan losses	(723)			(883)
Accrued income and other assets	5,121			4,410
Total assets	$61,782			$54,148

Money market and interest-bearing checking deposits	$20,627	18	0.18	$18,003	23	0.26
Savings deposits	1,575	1	0.08	1,443	1	0.09
Customer certificates of deposit	6,042	17	0.55	5,559	20	0.73
Foreign office time deposits	369	1	0.61	413	1	0.50
Total interest-bearing deposits	28,613	37	0.26	25,418	45	0.36

Short-term borrowings	73	—	0.11	103	—	0.21
Medium- and long-term debt	4,897	33	1.37	5,974	34	1.15
Total interest-bearing sources	33,583	70	0.42	31,495	79	0.51

Noninterest-bearing deposits	19,882			15,623
Accrued expenses and other liabilities	1,346			1,126
Total shareholders’ equity	6,971			5,904
Total liabilities and shareholders’ equity	$61,782			$54,148

Net interest income/rate spread (FTE)		$879	2.97		$788	3.00

FTE adjustment		$1			$2

Impact of net noninterest-bearing sources of funds			0.17			0.19
Net interest margin (as a percentage of average earning assets (FTE) (a) (b)			3.14%			3.19%

(a)	Accretion of the purchase discount on the acquired loan portfolio of $43 million increased the net interest margin by 15 basis points in the six months ended June 30, 2012.

(b)
Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 20 basis points and 18 basis points in the six months ended June 30, 2012 and 2011, respectively.

Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Six Months Ended
	June 30, 2012/June 30, 2011
(in millions)	Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Loans	$15	(b)	$59	$74	(b)
Investment securities available-for-sale	(27)		34	7
Interest-bearing deposits with banks	—		1	1
Total earning assets	(12)		94	82

Interest-bearing deposits	(12)		4	(8)
Medium- and long-term debt	6		(7)	(1)
Total interest-bearing sources	(6)		(3)	(9)

Net interest income/rate spread (FTE)	$(6)		$97	$91

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Reflects increase of $43 million in accretion of the purchase discount on the acquired Sterling loan portfolio.
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
The provision for loan losses was $8 million for the three months ended June 30, 2012, compared to $47 million for the three months ended June 30, 2011, and was $31 million for the six months ended June 30, 2012, compared to $96 million for the six months ended June 30, 2011. The decreases of $39 million and $65 million in the provision for loan losses in the three- and six-month periods ended June 30, 2012, respectively, when compared to the same periods in 2011, resulted primarily from continued improvements in credit quality, in part reflecting improvements in the U.S. economy, as discussed below. Improvements in credit quality included a decline of $992 million, to $3.8 billion, in the Corporation's internal watch list loans from June 30, 2011 to June 30, 2012. The Corporation's internal watch list is generally consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Reflected in the decline in watch list loans was a decrease in nonaccrual loans of $222 million from June 30, 2011 to June 30, 2012. Net loan charge-offs decreased $45 million and $101 million in the three- and six-month periods ended June 30, 2012, respectively, compared to the same periods in the prior year.
Net loan charge-offs for the second quarter 2012 were $45 million, or 0.42 percent of average total loans, a decrease of $45 million compared to $90 million, or 0.92 percent, for the second quarter 2011. The $45 million decrease in net loan charge-offs in the second quarter 2012, compared to the second quarter 2011, primarily reflected decreases in Middle Market ($29 million) and Small Business Banking ($11 million). By geographic market, the decrease in net loan charge-offs in the second quarter 2012 compared to the second quarter 2011, primarily reflected decreases in the Midwest ($27 million) and Western ($14 million) markets.
Net loan charge-offs for the first six months of 2012 decreased $101 million to $90 million, or 0.42 percent of average total loans, compared to $191 million, or 0.97 percent, for the same period in 2011. The $101 million decrease in net loan charge-offs in the first six months of 2012, compared to the same period in 2011, primarily reflected decreases in Middle Market ($78 million), Small Business Banking ($19 million) and Global Corporate Banking ($11 million), partially offset by an increase in Leasing ($10 million). By geographic market, net loan charge-offs decreased in all markets in the first six months of 2012, compared to the same period in 2011.
The provision for credit losses on lending-related commitments was $11 million for the three months ended June 30, 2012, compared to a benefit of $2 million for the comparable period in the prior year, and was a provision of $10 million for the six months ended June 30, 2012, compared to a benefit of $5 million for the comparable period in the prior year. The increases of $13 million and $15 million in the provision for credit losses on lending-related commitments in the three- and six-month periods ended June 30, 2012, respectively, when compared to the same periods in 2011, resulted primarily from the establishment of specific reserves in the second quarter 2012 for set aside/bonded stop loss commitments related to residential real estate construction credits in the Western Market and from increased reserves on a standby letter of credit related to a single credit in the Florida market. The Corporation establishes this provision to maintain an appropriate allowance to cover probable credit losses inherent in lending-related commitments, which is discussed under the "Credit Risk" subheading in the "Risk Management" section of this financial review. The Corporation recorded a purchase discount for lending-related commitments acquired from Sterling.

No provision for credit losses was recorded for Sterling lending-related commitments during the three- and six-month periods ended June 30, 2012 since the remaining purchase discount exceeded the required allowance. Lending-related commitment charge-offs were insignificant in the three- and six-month periods ended June 30, 2012 and 2011.
The U.S. economy grew at a slow-to-moderate pace through the first half of 2012, showing signs of further slowing through the second quarter. Real gross domestic product (GDP) for the first quarter of 2012 grew at a 1.9 percent annualized rate and is expected to grow at a rate of about 1.7 percent for the second quarter of 2012. The unemployment rate increased slightly from 8.1 percent in April 2012 to 8.2 percent in May 2012, and remained at that level in June 2012. Payroll job growth slowed noticeably in March 2012 to 143,000, after averaging 252,000 new jobs per month from December 2011 through February 2012. Recent payroll job growth data was well below the rate needed for a self-sustaining expansion. The ISM Manufacturing and Non-Manufacturing Indexes both decreased slightly in June 2012. The ISM Manufacturing Index fell below 50 in June 2012, indicating a contracting manufacturing sector for the first time since July 2009. The ISM Non-Manufacturing Index declined but remained in positive territory, indicating ongoing expansion, but at a slower rate, for that broad sector of the economy. Automobile sales flattened in the first half of 2012 after growing through 2011. Inflation indicators moderated through the second quarter of 2012 as energy prices fell. Upward pressure on prices is still seen in apartment rental rates and most recently in food prices, due to the expected poor corn harvest. Real GDP is expected to grow at near 2 percent for the second half of 2012. Recession in the Eurozone and slower economic growth in Asia are key risk factors for the U.S. economy for the remainder of the year. Sizeable tax increases and cuts to federal spending, together known as the "Fiscal Cliff," are significant economic risk factors for the first half of 2013. Momentum in the Texas economy remained strong through the first half of 2012. Labor market conditions continued to improve, the energy sector was very active, and residential construction activity increased. A key risk to the Texas economy for the second half of 2012 is lower energy prices. The economy of California remains hindered by a depressed housing market and challenging fiscal conditions. Some parts of the California economy are strong, notably the high tech industries of Silicon Valley. Michigan's economy is being buoyed by a rebounding U.S. automotive industry, however, there is downside risk to Michigan if auto demand eases.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income
Noninterest income was $211 million for the three months ended June 30, 2012, an increase of $9 million compared to $202 million for the same period in 2011. Service charges on deposit accounts increased $2 million, in part due to the acquisition of Sterling. Commercial lending fees increased $3 million, due primarily to an increase in syndication agent fees, reflecting a higher volume of activity in the three months ended June 30, 2012, compared to the same period in the prior year. Card fees decreased $3 million in the three months ended June 30, 2012, compared to the same period in the prior year, reflecting the impact of regulatory limits on debit card transaction processing fees implemented in the fourth quarter 2011. Net securities gains increased $2 million, primarily from an increase in gains from redemptions of auction-rate securities. Other noninterest income increased $5 million in the three months ended June 30, 2012, compared to the same period in the prior year, primarily reflecting a $5 million annual incentive bonus received for the first time in the second quarter 2012 from the Corporation's third party credit card provider and a $6 million increase in customer derivative income, partially offset by decreases of $4 million in deferred compensation asset returns and $2 million in income from principal investing and warrants, primarily due to one-time gains recognized in the second quarter 2011. The decrease in deferred compensation asset returns in noninterest income is offset by a decrease in deferred compensation plan expense in noninterest expenses.
Noninterest income was $417 million for the first six months of 2012, an increase of $8 million compared to $409 million for the same period in 2011. Service charges on deposit accounts increased $6 million, commercial lending fees increased $7 million, card fees decreased $7 million and net securities gains increased $5 million, all primarily due to the same reasons cited in the quarterly discussion above. Other noninterest income decreased $3 million in the first six months of 2012, compared to the same period in the prior year, primarily reflecting decreases of $6 million in net income from principal investing and warrants, primarily due to one-time gains recognized in the first six months of 2011, and $5 million in deferred compensation asset returns, partially offset by a $5 million annual incentive bonus received for the first time in the second quarter 2012 from the Corporation's third party credit card provider and an increase of $3 million in customer derivative income.

The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Other noninterest income:
Customer derivative income	$8	$2	$11	$8
Other customer driven fee income	18	18	37	35
Income from principal investing and warrants	4	6	6	12
Deferred compensation asset returns (a)	(2)	2	2	7
Amortization of low income housing investments	(14)	(13)	(28)	(26)
Incentive bonus from third-party credit card provider	5	—	5	—
All other	15	14	30	30
Total other noninterest income	$34	$29	$63	$66

(a)
Compensation deferred by the Corporation's officers is invested based on investment selections of the officers. Income earned on these assets is reported in noninterest income and the offsetting increase in liability is reported in salaries expense.

Noninterest Expenses
Noninterest expenses were $433 million for the three months ended June 30, 2012, an increase of $22 million compared to $411 million for the same period in 2011. Salaries expense increased $4 million, primarily due to the acquisition of Sterling and annual merit increases, partially offset by a decrease in deferred compensation plan expense. Employee benefits expense increased $11 million, primarily reflecting increased pension expense and the addition of Sterling. Other real estate expense decreased $6 million in the three months ended June 30, 2012, compared to the same period in the prior year, primarily reflecting an increase in net gains recognized on the sale of foreclosed property. Other noninterest expenses increased $9 million in the three months ended June 30, 2012, compared to the same period in the prior year, primarily due to a $7 million increase in litigation-related expenses resulting primarily from developments on certain litigation claims.
Noninterest expenses were $882 million for the first six months of 2012, an increase of $53 million compared to $829 million for the comparable period in 2011. Salaries expense increased $17 million and employee benefits expense increased $21 million, primarily for the same reasons cited in the quarterly discussion above. FDIC insurance expense decreased $7 million in the first six months of 2012, compared to the same period in 2011, primarily due to the implementation of changes to the deposit insurance assessment system in the second quarter 2011. Other real estate expense decreased $10 million in the first six months of 2012, compared to the same period in the prior year, primarily reflecting decreased write-downs and losses on sales of foreclosed property. Other noninterest expenses increased $21 million in the first six months of 2012, compared to the same period in the prior year, primarily due to a $17 million increase in litigation-related expenses resulting primarily from the same reasons cited in the quarterly discussion above. Included in noninterest expenses for the six-month periods ended June 30, 2012 and 2011 were merger and restructuring charges of $8 million and $5 million, respectively. Under the restructuring plan, approximately $30 million of expenses remain, substantially all of which is expected to be incurred in the third quarter 2012.
Provision for Income Taxes and Tax-Related Items
The provision for income taxes for the three months ended June 30, 2012 was $50 million, an increase of $9 million compared to $41 million for the same period in 2011. The increase in the provision for income taxes in the three months ended June 30, 2012, compared to the same period in 2011, was due primarily to an increase in income before income taxes during the same period. In addition, the provision for income taxes for the three months ended June 30, 2011 included net after-tax charges of $8 million for various tax items.
The provision for income taxes for the first six months of 2012 was $98 million, compared to $76 million for the same period in 2011. The $22 million increase in the provision for income taxes in the first six months of 2012, compared to the same period in 2011, was due primarily to the same reasons cited in the quarterly discussion above.
Net deferred tax assets were $282 million at June 30, 2012, compared to $395 million at December 31, 2011, a decrease of $113 million, resulting primarily from the utilization of tax credits, accretion of the purchase discount on the acquired Sterling loan portfolio, a decrease in the allowance for loan losses, reversals of deferred tax assets related to expired stock options and an increase in net unrealized gains recognized in other comprehensive income. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed at both June 30, 2012 and December 31, 2011. This conclusion was based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events.

Business Segments
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance Division. The performance of the business segments in not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 14 to these unaudited consolidated financial statements presents financial results of these business segments for the six months ended June 30, 2012 and 2011. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 14 to these unaudited financial statements and Note 23 to the consolidated financial statements in the Corporation's 2011 Annual Report.
The following table presents net income (loss) by business segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2012		2011
Business Bank	$417	86%	$343	94%
Retail Bank	33	7	(5)	(1)
Wealth Management	31	7	26	7
	481	100%	364	100%
Finance	(188)		(162)
Other (a)	(19)		(3)
Total	$274		$199

(a)	Includes items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $417 million increased $74 million in the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Net interest income (FTE) of $764 million increased $82 million in the six months ended June 30, 2012, compared to the same period in the prior year, primarily due to the benefit provided by an increase of $3.3 billion in average loans, accretion of the purchase discount on the acquired Sterling loan portfolio of $27 million and one more day in the six months ended June 30, 2012, an increase in net funds transfer pricing (FTP) funding credits, primarily due to the benefit provided by an increase of $3.8 billion in average deposits, lower deposit rates and one more day in 2012, partially offset by lower loan yields. The provision for credit losses of $14 million decreased $3 million from the comparable period in the prior year, primarily reflecting a decrease in Middle Market, partially offset by increases in Commercial Real Estate, Leasing and National Dealer Services. Net credit-related charge-offs of $54 million decreased $72 million from the comparable period in the prior year, primarily due to a decrease in net charge-offs in Middle Market. Noninterest income of $164 million increased $8 million from the comparable period in the prior year, primarily due to an $8 million increase in commercial lending fees and small increases in several other noninterest income categories, partially offset by a $5 million decrease in warrant income. Noninterest expenses of $309 million decreased $14 million from the same period in the prior year, primarily due to decreases in other real estate expense ($8 million), FDIC insurance expense ($4 million) and corporate overhead expense ($4 million). The provision for income taxes (FTE) of $188 million for the six months ended June 30, 2011 increased $33 million, compared to the same period in the prior year, primarily due to an increase in income before income taxes.
Net income for the Retail Bank was $33 million for the six months ended June 30, 2012, compared to a net loss of $5 million for the six months ended June 30, 2011. Net interest income (FTE) of $327 million increased $45 million in the six months ended June 30, 2012 compared to the same period in the prior year, primarily due to an increase in net FTP funding credits, primarily due to the benefit provided by an increase of $2.9 billion in average deposits, accretion of the purchase discount on the acquired Sterling loan portfolio of $16 million and one more day in the six months ended June 30, 2012, the benefit provided by an increase of $303 million in average loans and lower deposit rates. The provision for credit losses of $7 million decreased $40 million from the comparable period in the prior year, primarily reflecting decreases in Small Business Banking and Personal Banking. Net credit-related charge-offs of $21 million decreased $25 million from the comparable period in the prior year, with broad-based decreases across all major markets and business lines. Noninterest income of $90 million increased $3 million from the comparable period in the prior year, primarily due to a $5 million annual incentive bonus received in the second quarter 2012 from Comerica's third party credit card provider, a $5 million increase in service charges on deposit accounts and smaller increases in several other noninterest income categories, partially offset by a $10 million decrease in card fees. Noninterest expenses of $361 million increased $36 million from the comparable period in the prior year, primarily due to increases in salaries and benefit expense ($16 million), processing charges ($8 million), core deposit intangible amortization ($4 million) and small increases in several other noninterest expense categories, partially offset by a decrease in FDIC insurance expense ($3 million). The increase in salaries and benefit expense was primarily due to the addition of Sterling. The provision for income taxes (FTE) of $16 million for the six months ended June 30, 2012 increased $14 million, compared to the same period in the prior year, primarily due to an increase in income before income taxes.
Wealth Management's net income of $31 million increased $5 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Net interest income (FTE) of $93 million increased $1 million in the six months ended June 30, 2012 compared to the same period in the prior year. Average loans decreased $231 million, primarily due to declines in the Western and Midwest markets, and average deposits increased $737 million, reflecting increases in all major markets, in the first six months ended June 30, 2012, compared to the same period in the prior year. The provision for credit losses of $16 million decreased $7 million and net credit-related charge-offs of $15 million decreased $4 million from the comparable period in the prior year, with both decreases primarily reflecting decreases in the Western and Midwest markets, partially offset by increases in the Florida market. Noninterest income of $131 million increased $3 million from the comparable period in the prior year, primarily due to an increase of $4 million in net securities gains, due to gains from the redemption of auction-rate securities. Noninterest expenses of $159 million increased $4 million from the comparable period in the prior year, primarily due to a $5 million increase in salaries and employee benefits expense. The provision for income taxes (FTE) of $18 million for the six months ended June 30, 2012 increased $2 million, compared to the same period in the prior year, primarily due to an increase in income before income taxes.
The net loss in the Finance Division was $188 million for the six months ended June 30, 2012, compared to a net loss of $162 million for the six months ended June 30, 2011. Net interest expense (FTE) of $323 million increased $40 million in the six months ended June 30, 2012, compared to the same period in the prior year, primarily as a result of the Corporation's internal FTP methodology as described on page F-13 of the Corporation's 2011 Annual Report. The Finance Division pays the three major business segments for the long-term value of deposits based on their assumed lives. The three major business segments pay the Finance Division for funding based on the pricing and term characteristics of their loans. The increase in net interest expense (FTE) was primarily due to an increase in average deposits in the three major business segments and a decrease in average loans in the Wealth Management business segment. Noninterest income of $30 million decreased $1 million and noninterest expenses of $6 million remained unchanged from the comparable period in the prior year. The benefit for income taxes (FTE) of $111 million for the six months ended June 30, 2012 increased $15 million, compared to the same period in the prior year, primarily resulting from an increase in losses before income taxes.
The net loss in the Other category of $19 million for the six months ended June 30, 2012 increased $16 million from the comparable period in the prior year. The increase in net loss primarily reflected a $27 million increase in noninterest expenses, partially offset by a decrease of $13 million in the provision for income taxes (FTE). The increase in noninterest expenses primarily reflected increases in litigation and legal expenses as well as merger and restructuring charges. The decrease in the provision for income taxes was primarily due to an increase in losses before income taxes.
Market Segments
Market segment results are provided for the Corporation's four primary geographic markets: Midwest, Western, Texas and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. The Finance & Other category includes items not directly associated with the market segments. Note 14 to these unaudited consolidated financial statements presents a description of each of these market segments as well as the financial results for the six months ended June 30, 2012 and 2011.
The following table presents net income (loss) by market segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2012		2011
Midwest	$144	29%	$115	31%
Western	133	28	101	28
Texas	100	21	62	17
Florida	(5)	(1)	(9)	(2)
Other Markets	85	18	68	19
International	24	5	27	7
	481	100%	364	100%
Finance & Other (a)	(207)		(165)
Total	$274		$199
(a)    Includes items not directly associated with the market segments.

The Midwest market's net income of $144 million increased $29 million in the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Net interest income (FTE) of $394 million decreased $13 million from the comparable period in the prior year, primarily due to a decrease in loan yields and the impact of a $281 million decrease in average loans, partially offset by lower deposit rates and one more day in the six-month period ended June 30, 2012. The provision for credit losses of $11 million decreased $35 million from the comparable prior year period, primarily reflecting decreases in Global Corporate Banking, Small Business Banking, Personal Banking and Commercial Real Estate, partially offset by increases in Leasing and Middle Market. Net credit-related charge-offs of $29 million decreased $52 million from the comparable period in the prior year, primarily due to decreases in Middle Market, Small Business Banking and Global Corporate Banking. Noninterest income of $195 million decreased $5 million from the comparable prior year period, primarily due to a $5 million decrease in card fees. Noninterest expenses of $359 million decreased $15 million from the comparable prior year period, primarily due to decreases in other real estate expense ($8 million), FDIC insurance expense ($5 million) and corporate overhead expenses ($5 million). The provision for income taxes (FTE) of $75 million for the six months ended June 30, 2012 increased $3 million compared to the same period in the prior year, primarily resulting from an increase in income before income taxes.
The Western market's net income of $133 million increased $32 million in the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Net interest income (FTE) of $348 million increased $18 million from the comparable period in the prior year, primarily due to an increase in FTP funding credits, reflecting the benefit provided by a $1.8 billion increase in average deposits, a decrease in FTP funding costs, the benefit provided by a $401 million increase in average loans, one more day in the six-month period ended June 30, 2012 and lower deposit rates, partially offset by lower loan yields. The provision for credit losses decreased $36 million, to a benefit of $6 million, from the comparable prior year period, primarily reflecting decreases in Middle Market and Small Business Banking, partially offset by increases in Commercial Real Estate and Global Corporate Banking. Net credit-related charge-offs of $24 million decreased $28 million from the comparable period in the prior year, primarily due to decreases in Middle Market, Commercial Real Estate and Small Business Banking. Noninterest income of $70 million decreased $4 million from the comparable prior year period, primarily due to a $4 million decrease in warrant income. Noninterest expenses of $211 million decreased $7 million from the comparable prior year period, primarily due to decreases in FDIC insurance expense ($3 million) and other real estate expense ($3 million). The provision for income taxes (FTE) of $80 million for the six months ended June 30, 2012 increased $25 million compared to the same period in the prior year, primarily resulting from an increase in income before income taxes.
The Texas market's net income increased $38 million to $100 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Net interest income (FTE) of $293 million increased $117 million from the comparable period in the prior year, primarily due to accretion of the purchase discount on the acquired Sterling loan portfolio of $43 million and one more day in the six months ended June 30, 2012, an increase in FTP funding credits, primarily due to the benefit provided by an increase of $4.2 billion in average deposits, the benefit provided by a $2.6 billion increase in average loans and lower deposit rates, partially offset by an increase in FTP funding costs. The increases in average loans and average deposits were primarily due to the acquisition of Sterling. The provision for credit losses increased $20 million, to $21 million, from the comparable prior year period, primarily reflecting an increase in Commercial Real Estate. Net credit-related charge-offs of $10 million decreased $2 million from the comparable prior year period, as decreases in Middle Market, Technology and Life Sciences and Small Business Banking were partially offset by an increase in Commercial Real Estate. Noninterest income of $63 million increased $15 million from the comparable prior year period, in part due to the addition of Sterling, and primarily reflecting increases of $6 million in service charges on deposit accounts, $6 million in commercial lending fees and smaller increases in several other noninterest income categories. Noninterest expenses of $181 million increased $56 million from the comparable prior year period, largely due to the addition of Sterling, and primarily reflecting increases in salaries and benefits expense ($17 million), processing charges ($10 million), corporate overhead expense ($9 million), core deposit intangible amortization ($4 million) and smaller increases in several other noninterest expense categories. The provision for income taxes (FTE) of $54 million for the six months ended June 30, 2012 increased $18 million compared to the same period in the prior year, primarily resulting from an increase in income before income taxes.
The net loss in the Florida market was $5 million for the six months ended June 30, 2012, compared to a net loss of $9 million for the six months ended June 30, 2011. Net interest income (FTE) of $21 million decreased $2 million from the comparable period in the prior year, primarily due to the impact of a $149 million decrease in average loans. The provision for credit losses of $16 million decreased $3 million from the comparable prior year period, primarily reflecting decreases in Commercial Real Estate and Middle Market, partially offset by an increase in Private Banking. Net credit-related charge-offs of $12 million decreased $11 million from the comparable prior year period, primarily due to decreases in Commercial Real Estate and Middle Market. Noninterest income of $7 million was unchanged from the comparable prior year period. Noninterest expenses of $20 million decreased $4 million from the comparable prior year period, primarily due to smaller decreases in several noninterest expense categories.
Net income in Other Markets of $85 million for the six months ended June 30, 2012 increased $17 million compared to the six months ended June 30, 2011. Net interest income (FTE) of $91 million increased $9 million from the comparable period in the prior year, primarily the result of the benefits provided by increases of $870 million in average loans and $303 million in average deposits, partially offset by lower loan yields. The provision for credit losses decreased $3 million from the comparable prior year period, to a negative provision of $6 million, and net credit-related charge-offs of $15 million decreased $6 million from the comparable prior year period, with both decreases primarily due to decreases in Middle Market, partially offset by increases in Commercial Real Estate. Noninterest income of $32 million increased $8 million from the comparable prior year period, primarily due to a $5 million annual incentive bonus received in the second quarter 2012 from Comerica's third party credit card provider and smaller increases in several other noninterest income categories. Noninterest expenses of $41 million decreased $1 million from the comparable prior year period.
The International market's net income of $24 million for the six months ended June 30, 2012, decreased $3 million compared to the six months ended June 30, 2011. Net interest income (FTE) of $37 million decreased $1 million from the comparable period in the prior year, as the benefit provided by a $50 million increase in average deposits was offset by a decrease in loan yields. The provision for credit losses increased $7 million to $1 million compared to the comparable prior year period. Net credit-related charge-offs decreased $2 million from the comparable prior year period. Noninterest income of $18 million was unchanged from the comparable prior year period. Noninterest expenses of $17 million decreased $3 million from the comparable prior year period, primarily due to smaller decreases in several other noninterest expense categories.
The net loss for the Finance & Other segment was $207 million in the six months ended June 30, 2012, compared to a net loss of $165 million in the six months ended June 30, 2011. The $42 million increase in net loss resulted from the same reasons noted in the Finance Division and Other category discussions under the “Business Segments” heading above.
The following table lists the Corporation's banking centers by geographic market segment.

	June 30,
	2012	2011
Midwest (Michigan)	218	218
Texas	140	95
Western:
California	105	104
Arizona	18	17
Total Western	123	121
Florida	11	11
International	1	1
Total	493	446

Financial Condition
Total assets were $62.7 billion at June 30, 2012, an increase of $1.7 billion from $61.0 billion at December 31, 2011, primarily reflecting increases of $1.3 billion in total loans and $491 million in interest-bearing deposits with banks. On an average basis, total assets increased $905 million to $62.0 billion in the second quarter 2012, compared to the fourth quarter 2011, resulting primarily from a $1.8 billion increase in average loans, partially offset by a decrease of $752 million in average interest-bearing deposits with banks.
The following tables show the change in the Corporation's average loan portfolio in the second quarter 2012, compared to the fourth quarter 2011.

	Three Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2012	December 31, 2011	Change
Average Loans:
Commercial loans by business line:
Middle Market	$9,598	$9,132	$466	5%
Global Corporate Banking	3,970	3,436	534	16
National Dealer Services	2,843	1,960	883	45
Energy	2,432	1,924	508	26
Technology and Life Sciences	1,587	1,452	135	9
Mortgage Banker Finance	1,493	1,534	(41)	(3)
Commercial Real Estate	798	775	23	3
Entertainment	622	559	63	11
Other business lines	110	143	(33)	(23)
Total Business Bank	23,453	20,915	2,538	12
Total Retail Bank	1,148	1,222	(74)	(6)
Total Wealth Management	1,382	1,378	4	—
Total commercial loans	25,983	23,515	2,468	10
Real estate construction loans	1,420	1,619	(199)	(12)
Commercial mortgage loans	9,983	10,388	(405)	(4)
Lease financing	869	919	(50)	(5)
International loans	1,265	1,128	137	12
Residential mortgage loans	1,487	1,591	(104)	(6)
Consumer loans	2,221	2,294	(73)	(3)
Total loans	$43,228	$41,454	$1,774	4%
Average Loans By Geographic Market:
Midwest	$13,766	$13,725	$41	—%
Western	12,920	12,026	894	7
Texas	9,506	8,952	554	6
Florida	1,429	1,457	(28)	(2)
Other Markets	3,837	3,718	119	3
International	1,770	1,576	194	12
Total loans	$43,228	$41,454	$1,774	4%
Average loans for the three months ended June 30, 2012 increased $1.8 billion, or 4 percent, to $43.2 billion, compared to the three months ended December 31, 2011, primarily reflecting an increase of $2.5 billion, or 10 percent, in commercial loans, partially offset by a decrease of $604 million, or 5 percent, in commercial real estate loans (commercial mortgage and real estate construction loans). The increase in average commercial loans reflected increases in National Dealer Services ($883 million), Global Corporate Banking ($534 million), Energy ($508 million), Middle Market ($466 million) and Technology and Life Sciences $135 million). Changes in average total loans by geographic market is displayed in the table above.
Total liabilities increased $1.5 billion to $55.6 billion at June 30, 2012, compared to December 31, 2011, due to an increase of $1.6 billion in total deposits, partially offset by a decrease of $202 million in medium- and long-term debt. On an average basis, total liabilities increased $850 million in the second quarter 2012, compared to the fourth quarter 2011, primarily due to increases of $900 million in average deposits. The increases in average deposits from the fourth quarter 2011 to the second quarter 2012 resulted primarily from an increase in average noninterest-bearing deposits of $952 million and primarily reflected increases in Technology and Life Sciences ($625 million), the Financial Services Division ($507 million), Private Banking ($241 million) and Personal Financial Services ($124 million), partially offset by decreases in Small Business Banking ($315 million) and Energy

($297 million). By geographic market, the increase in average deposits from the fourth quarter 2011 to the second quarter 2012 primarily reflected increases in the Western ($700 million), Other ($314 million) and Midwest ($150 million) markets, partially offset by decreases in the Texas ($148 million) and International ($129 million) markets.
Capital
Total shareholders' equity increased $160 million to $7.0 billion at June 30, 2012, compared to December 31, 2011. The following table presents a summary of changes in total shareholders' equity for the six months ended June 30, 2012.

(in millions)
Balance at January 1, 2012		$6,868
Retention of earnings (net income less cash dividends declared)		225
Other comprehensive income:
Investment securities available-for-sale	$33
Defined benefit and other postretirement plans	22
Total other comprehensive income		55
Purchase of common stock		(125)
Issuance of common stock under employee stock plans		(16)
Share-based compensation		21
Balance at June 30, 2012		$7,028
The Federal Reserve completed its review of the Corporation's 2012 Capital Plan in March 2012 and did not object to the capital distributions contemplated in the plan. The capital plan provides for up to $375 million in equity repurchases for the five-quarter period ending March 31, 2013. The capital plan further contemplated a 50 percent increase in the quarterly dividend, from 10 cents per share to 15 cents per share, which was approved by the Board of Directors on April 24, 2012. In addition, the capital plan included the authority to redeem the remaining $25 million of trust preferred securities outstanding as of March 31, 2012, which were redeemed effective June 15, 2012.
In November 2010, the Board of Directors of the Corporation authorized the repurchase of up to 12.6 million shares of Comerica Incorporated outstanding common stock and authorized the purchase of up to all 11.5 million of the Corporation's original outstanding warrants. On April 24, 2012, the Board authorized the repurchase of an additional 5.7 million shares of Comerica Incorporated outstanding common stock. There is no expiration date for the Corporation's share repurchase program. For further information regarding the repurchase program, refer to Note 14 to the consolidated financial statements in the Corporation's 2011 Annual Report. The following table summarizes the Corporation's repurchase activity during the six months ended June 30, 2012.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2012	1,125	18,822		1,257	$29.28	$—
April 2012	546	23,934	(d)	570	31.92	—
May 2012	1,665	22,269		1,665	30.75	—
June 2012	673	21,596		673	28.71	—
Total second quarter 2012	2,884	21,596		2,908	30.51	—
Total 2012	4,009	21,596		4,165	$30.14	$—

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 156 thousand shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan. These transactions are not considered part of the Corporation's repurchase program.

(c)	The Corporation made no repurchases of warrants under the repurchase program during the six months ended June 30, 2012.

(d)	Includes the impact of the additional share repurchase authorization approved by the Board on April 24, 2012.
Risk-based regulatory capital standards are designed to make regulatory capital requirements more sensitive to differences in credit risk profiles among banking institutions and to account for off-balance sheet exposure. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. As shown in the table below, the Tier 1 common capital, Tier 1 risk-based capital and total risk-based capital ratios decreased from December 31, 2011 to June 30, 2012, while the leverage and tangible common equity ratios remained unchanged in the same period.

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	June 30, 2012		December 31, 2011
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (a) (b)	$6,676	10.32%	$6,557	10.37%
Tier 1 risk-based (4.00% - minimum) (b)	6,676	10.32	6,582	10.41
Total risk-based (8.00% - minimum) (b)	8,938	13.82	9,015	14.25
Leverage (3.00% - minimum) (b)	6,676	10.92	6,582	10.92
Tangible common equity (a)	6,365	10.27	6,201	10.27

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

(b)	June 30, 2012 capital and ratios are estimated.
In December 2010, the Basel Committee on Banking Supervision (the Basel Committee) issued a framework for strengthening international capital and liquidity regulation (Basel III). In June 2012, U.S. banking regulators issued proposed rules for the U.S. adoption of the Basel III regulatory capital framework. The proposed regulatory framework includes a more conservative definition of capital, two new capital buffers - a conservation buffer and a countercyclical buffer, new and more stringent risk weight categories for assets and off-balance sheet items, and a supplemental leverage ratio. Rules are expected to be implemented between 2013 and 2019.
According to the proposed rules, the Corporation will be subject to the capital conservation buffer of 2.5 percent to avoid restrictions on capital distributions and discretionary bonuses. However, the rules as proposed would not subject the Corporation to the capital countercyclical buffer of up to 2.5 percent or the supplemental leverage ratio. The Corporation currently estimates that its June 30, 2012 capital ratios would be in compliance with the fully phased-in Basel III capital rules as proposed. Under the proposed rules, the Corporation estimates the June 30, 2012 Tier 1 risk-based ratio would be 90 basis points to 100 basis points lower than the ratio calculated under the existing rules, as presented in the table above.
The Basel III liquidity framework, which was not included in the June 2012 proposed rules, includes two minimum liquidity measures. The Liquidity Coverage Ratio requires a financial institution to hold a buffer of high-quality, liquid assets to fully cover net cash outflows under a 30-day systematic liquidity stress scenario. The Net Stable Funding Ratio requires the amount of available longer-term, stable sources of funding to be at least 100 percent of the required amount of longer-term stable funding over a one-year period. The Corporation's liquidity position is strong, but if subject to the Basel III liquidity framework as currently proposed, the Corporation may decide to consider additional liquidity management initiatives. While uncertainty exists in both the final form of the U.S. rules implementing the Basel III liquidity framework and whether or not the Corporation will be subject to the full requirements, the Corporation is closely monitoring the development of the rules. We expect to meet the final requirements adopted by U.S. banking regulators within regulatory timelines.

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
The allowance for loan losses was $667 million at June 30, 2012, compared to $726 million at December 31, 2011, a decrease of $59 million, or 8 percent. The decrease resulted primarily from improvements in credit quality, partially offset by increased loan volumes and an increase in the allowance for loan losses resulting from the methodology enhancements described above. Improvements in credit quality included a decline of $632 million in the Corporation's internal watch list loans from December 31, 2011 to June 30, 2012, a decrease in the inflow to nonaccrual (based on an analysis of nonaccrual loans with balances greater than $2 million) of $183 million and a decrease in net credit-related charge-offs of $101 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The $59 million decrease in the allowance for loan losses primarily reflected decreases in Commercial Real Estate, Middle Market and Small Business Banking. The allowance for loan losses as a percentage of total period-end loans was 1.52 percent at June 30, 2012, compared to 1.70 percent at December 31, 2011. Nonperforming loans of $747 million at June 30, 2012 decreased $140 million, compared to December 31, 2011. Loan charge-offs are taken as amounts are determined to be uncollectible. A measure of the level of charge-offs already taken on nonaccrual loans is the current book balance as a percentage of the contractual amount owed. At both June 30, 2012 and December 31, 2011, nonaccrual loans were charged-off to approximately 60 percent of the contractual amount. This level of write-downs is consistent with losses experienced on loan defaults in the first six months of 2012 and in recent years. The allowance as a percentage of total nonperforming loans was 89 percent at June 30, 2012, compared to 82 percent at December 31, 2011. The Corporation's loan portfolio is primarily composed of business loans, which, in the event of default, are typically carried on the books at fair value as nonperforming assets for a longer period of time than are consumer loans, which are generally fully charged off when they become nonperforming, resulting in a lower nonperforming loan allowance coverage when compared to banking organizations with higher concentrations of consumer loans.
Loans acquired from Sterling were initially recorded at fair value, which included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses was recorded for these loans at acquisition. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount. At June 30, 2012, $60 million of purchase discount remained, compared to $96 million of purchase discounts at December 31, 2011. Purchased credit impaired (PCI) loans are not considered nonperforming loans.
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

The allowance for credit losses on lending-related commitments was $36 million at June 30, 2012, an increase of $10 million from $26 million at December 31, 2011. The $10 million increase in the allowance for credit losses on lending-related commitments resulted primarily from the establishment of specific reserves in the second quarter 2012 for set aside/bonded stop loss commitments related to residential real estate construction credits in the Western Market and from increased reserves on a standby letter of credit related to a single credit in the Florida market. An allowance for credit losses will be recorded on Sterling lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. At both June 30, 2012 and December 31, 2011, no allowance was recorded for Sterling lending-related commitments and $3 million of purchase discount for lending-related commitments acquired from Sterling remained.
Nonperforming assets include loans on nonaccrual status, troubled debt restructured loans (TDRs) which have been renegotiated to less than the original contractual rates (reduced-rate loans) and real estate which has been acquired through foreclosure and is awaiting disposition (foreclosed property). Nonperforming assets do not include PCI loans. Nonperforming assets decreased $167 million to $814 million at June 30, 2012, from $981 million at December 31, 2011. The table below presents nonperforming asset balances by category.

(dollar amounts in millions)	June 30, 2012	December 31, 2011
Nonaccrual loans:
Business loans:
Commercial	$175	$237
Real estate construction:
Commercial Real Estate business line (a)	60	93
Other business lines (b)	9	8
Total real estate construction	69	101
Commercial mortgage:
Commercial Real Estate business line (a)	155	159
Other business lines (b)	220	268
Total commercial mortgage	375	427
Lease financing	4	5
International	—	8
Total nonaccrual business loans	623	778
Retail loans:
Residential mortgage	76	71
Consumer:
Home equity	16	5
Other consumer	4	6
Total consumer	20	11
Total nonaccrual retail loans	96	82
Total nonaccrual loans	719	860
Reduced-rate loans	28	27
Total nonperforming loans	747	887
Foreclosed property	67	94
Total nonperforming assets	$814	$981
Nonperforming loans as a percentage of total loans	1.70%	2.08%
Nonperforming assets as a percentage of total loans and foreclosed property	1.85	2.29
Allowance for loan losses as a percentage of total nonperforming loans	89	82
Loans past due 90 days or more and still accruing	$43	$58
Loans past due 90 days or more and still accruing as a percentage of total loans	0.10%	0.14%

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2012	March 31, 2012	December 31, 2011
Balance at beginning of period	$830	$860	$929
Loans transferred to nonaccrual (a)	47	69	99
Nonaccrual business loan gross charge-offs (b)	(56)	(55)	(76)
Loans transferred to accrual status (a)	(41)	—	—
Nonaccrual business loans sold (c)	(16)	(7)	(19)
Payments/Other (d)	(45)	(37)	(73)
Balance at end of period	$719	$830	$860
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$56	$55	$76
Retail loans	8	7	9
Total gross loan charge-offs	$64	$62	$85
(c) Analysis of loans sold:
Nonaccrual business loans	$16	$7	$19
Performing watch list loans	7	11	—
Total loans sold	$23	$18	$19
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at June 30, 2012.

(dollar amounts in millions)	Number of Borrowers	Balance
Under $2 million	1,158	$282
$2 million - $5 million	51	154
$5 million - $10 million	17	123
$10 million - $25 million	12	160
Total at June 30, 2012	1,238	$719
There were 8 borrowers with balances greater than $2 million, totaling $47 million, transferred to nonaccrual status in the second quarter 2012, a decrease of $22 million when compared to $69 million in the first quarter 2012. Of the transfers to nonaccrual in the second quarter 2012, $35 million were from Middle Market, $10 million were from Private Banking and $2 million were from Global Corporate Banking. There was one borrower with a balance greater than $10 million, totaling $18 million, transferred to nonaccrual in the second quarter 2012.

The following table presents a summary of nonaccrual loans at June 30, 2012 and loans transferred to nonaccrual and net loan charge-offs for the three months ended June 30, 2012, based primarily on Standard Industrial Classification (SIC) industry categories.

	June 30, 2012		Three Months Ended June 30, 2012
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Real Estate	$245	34%	$—	—%	$17	37%
Services	87	12	6	14	10	23
Residential Mortgage	76	11	8	16	3	6
Holding & Other Invest. Co.	62	9	—	—	4	9
Manufacturing	49	7	31	65	5	10
Retail Trade	45	6	—	—	1	2
Hotels, etc.	44	6	—	—	3	8
Natural Resources	24	3	—	—	(1)	(2)
Wholesale Trade	17	2	—	—	1	2
Utilities	17	2	—	—	—	—
Information	14	2	2	5	—	—
Finance	7	1	—	—	2	4
Contractors	6	1	—	—	(1)	(1)
Transportation & Warehousing	6	1	—	—	—	—
Entertainment	6	1	—	—	1	1
Other (b)	14	2	—	—	—	1
Total	$719	100%	$47	100%	$45	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
Business loans are generally placed on nonaccrual status when management determines that full collection of principal or interest is unlikely or when principal or interest payments are 90 days past due, unless the loan is fully collateralized and in the process of collection. The primary driver of when the principal amount of a business loan should be fully or partially charged off is based on a qualitative assessment of the recoverability of the principal amount from collateral and other cash flow sources. In the second quarter 2012, the Corporation modified its residential mortgage and home equity nonaccrual policy. Under the new policy, residential mortgage and home equity loans are generally placed on nonaccrual status once they become 90 days past due (previously no later than 180 days past due) and are charged off to current appraised values less costs to sell no later than 180 days past due. In addition, certain current junior lien home equity loans in which the Corporation holds and services the senior position are placed on nonaccrual status when full collection of the senior position is in doubt. The changes in policy resulted in increases of $14 million and $5 million of nonaccrual residential mortgage and home equity loans, respectively, at June 30, 2012. Other consumer loans are generally not placed on nonaccrual status and are charged off at no later than 120 days past due. Loan amounts in excess of probable future cash collections are charged off to an amount that management ultimately expects to collect. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is charged against current income. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Generally, a loan may be returned to accrual status when all delinquent principal and interest have been received and the Corporation expects repayment of the remaining contractual principal and interest, generally based on a period of sustained payment performance, normally at least six months, or when the loan is both well secured and in the process of collection. Refer to Note 1 to the consolidated financial statements in the Corporation's 2011 Annual Report for further information regarding impaired loans.
At June 30, 2012, TDRs totaled $312 million, of which $216 million were nonperforming ($188 million nonaccrual TDRs and $28 million reduced-rate TDRs) and $96 million were considered performing. Performing TDRs included $61 million of commercial loans (primarily in Middle Market, Global Corporate Banking and Private Banking) and $35 million of commercial mortgage loans (primarily in Middle Market and National Dealer Services) at June 30, 2012. At December 31, 2011, TDRs totaled $331 million, including $206 million nonaccrual TDRs, $27 million reduced-rate TDRs and $98 million TDRs considered performing. The $19 million decrease in total TDR's was the result of payment and payoff activity, as well as loan sales, and primarily reflected decreases in Commercial Real Estate, Middle Market and Technology and Life Sciences, partially offset by increases in Global Corporate Banking and Private Banking.

Loans past due 30-89 days decreased $5 million to $270 million at June 30, 2012, compared to $275 million at December 31, 2011. Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more and still accruing are summarized in the following table. The decrease in residential mortgage and consumer loans past due 90 days or more and still accruing interest from December 31, 2011 to June 30, 2012 in the table below was primarily due to the change in nonaccrual policy discussed above.

(in millions)	June 30, 2012	December 31, 2011
Business loans:
Commercial	$11	$8
Real estate construction	—	1
Commercial mortgage	26	32
Total business loans	37	41
Retail loans:
Residential mortgage	—	6
Consumer	6	11
Total retail loans	6	17
Total loans past due 90 days or more and still accruing	$43	$58
The following table presents a summary of total internal watch list loans. Watch list loans with balances of $2 million or more on nonaccrual status or whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. The $632 million decrease in total watch list loans, compared to December 31, 2011, is reflected in the decrease in the allowance for loan losses in the same period.

(dollar amounts in millions)	June 30, 2012	March 31, 2012	December 31, 2011
Total watch list loans	$3,835	$4,206	$4,467
As a percentage of total loans	8.7%	9.8%	10.5%
The following table presents a summary of foreclosed property by property type.

(in millions)	June 30, 2012	March 31, 2012	December 31, 2011
Construction, land development and other land	$24	$31	$32
Single family residential properties	21	12	14
Other non-land, nonresidential properties	22	24	48
Total foreclosed property	$67	$67	$94
At June 30, 2012, foreclosed property totaled $67 million and consisted of approximately 191 properties, compared to $94 million and approximately 223 properties at December 31, 2011.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	June 30, 2012	March 31, 2012	December 31, 2011
Balance at beginning of period	$67	$94	$87
Acquired in foreclosure	15	5	31
Write-downs	(2)	(3)	(3)
Foreclosed property sold (a)	(13)	(29)	(21)
Balance at end of period	$67	$67	$94
(a) Net gain on foreclosed property sold	$2	$3	$2
At June 30, 2012, there were 7 foreclosed properties each with a carrying value greater than $2 million, totaling $30 million, compared to 8 foreclosed properties totaling $44 million at December 31, 2011. Of the foreclosed properties with balances greater than $2 million at June 30, 2012, $12 million, $11 million, and $7 million were from Middle Market, Private Banking and Commercial Real Estate, respectively. At June 30, 2012, there were no foreclosed properties with a carrying value greater than $10 million, compared to one foreclosed property with a carrying value of $18 million at December 31, 2011.
For further information regarding credit quality and the allowance for credit losses, refer to Note 4 to these unaudited consolidated financial statements.

Commercial and Residential Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category as of June 30, 2012 and December 31, 2011.

(in millions)	June 30, 2012	December 31, 2011
Real estate construction loans:
Commercial Real Estate business line (a)	$991	$1,103
Other business lines (b)	386	430
Total real estate construction loans	$1,377	$1,533
Commercial mortgage loans:
Commercial Real Estate business line (a)	$2,315	$2,507
Other business lines (b)	7,515	7,757
Total commercial mortgage loans	$9,830	$10,264

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $11.2 billion at June 30, 2012, of which $3.3 billion, or 30 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to residential real estate investors and developers. The remaining $7.9 billion, or 70 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio totaled $1.4 billion at June 30, 2012. The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Of the $991 million of real estate construction loans in the Commercial Real Estate business line, $60 million were on nonaccrual status at June 30, 2012. Real estate construction loan charge-offs in the Commercial Real Estate business line totaled $4 million for the six months ended June 30, 2012.
The commercial mortgage loan portfolio totaled $9.8 billion at June 30, 2012 and included $2.3 billion in the Commercial Real Estate business line and $7.5 billion in other business lines. Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $2.3 billion of commercial mortgage loans in the Commercial Real Estate business line, $155 million were on nonaccrual status at June 30, 2012. Commercial mortgage loan charge-offs in the Commercial Real Estate business line totaled $29 million for the six months ended June 30, 2012.

The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

	June 30, 2012
	Location of Property							December 31, 2011
(dollar amounts in millions) Project Type:	Western	Michigan	Texas	Florida	Other Markets	Total	% of Total	Total	% of Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$76	$7	$31	$1	$6	$121	12%	$114	10%
Land development	13	6	18	—	30	67	7	76	7
Total residential	89	13	49	1	36	188	19	190	17
Other construction:
Multi-family	107	—	145	36	42	330	33	287	25
Retail	55	38	88	11	28	220	22	264	24
Multi-use	15	—	38	—	—	53	5	118	11
Office	72	—	33	—	—	105	11	133	12
Commercial	7	4	24	—	—	35	4	17	2
Land development	6	9	4	—	—	19	2	22	2
Other	7	—	—	2	—	9	1	8	1
Other Sterling real estate construction loans (a)	2	—	30	—	—	32	3	64	6
Total	$360	$64	$411	$50	$106	$991	100%	$1,103	100%
Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Single family	$20	$3	$20	$2	$14	$59	3%	$64	3%
Land carry	59	29	22	19	7	136	5	142	5
Total residential	79	32	42	21	21	195	8	206	8
Other commercial mortgage:
Multi-family	124	58	146	151	30	509	22	534	22
Retail	187	72	106	57	31	453	20	471	18
Multi-use	114	17	44	—	23	198	9	217	9
Land carry	65	57	34	10	10	176	7	198	8
Office	77	42	48	—	8	175	8	224	8
Commercial	84	36	59	1	38	218	9	213	8
Other	29	23	57	—	9	118	5	101	3
Other Sterling commercial mortgage loans (a)	26	1	198	4	44	273	12	343	16
Total	$785	$338	$734	$244	$214	$2,315	100%	$2,507	100%

(a)
Remaining acquired loans for which complete information related to project type is not currently available. Prior period balances have been reclassified related to loans for which information related to project type has become available in the current period.

The following table summarizes the Corporation's residential mortgage and home equity loan portfolio by geographic market as of June 30, 2012.

	June 30, 2012
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Midwest	$462	32%	$914	57%
Western	483	33	414	26
Texas	307	21	214	14
Florida	212	14	42	3
Other Markets	5	—	—	—
Total	$1,469	100%	$1,584	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.1 billion at June 30, 2012. Residential mortgages totaled $1.5 billion at June 30, 2012, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.5 billion of residential mortgage loans outstanding, $76 million were on nonaccrual status at June 30, 2012. The home equity portfolio totaled $1.6 billion at June 30, 2012, of which $1.4 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $175 million consisted of closed-end home equity loans. Of the $1.6 billion of home equity loans outstanding, $16 million were on nonaccrual status at June 30, 2012. A majority of the home equity portfolio was secured by junior liens at June 30, 2012.
The Corporation rarely originates residential real estate loans with loan-to-value ratios above 100 percent at origination, has no sub-prime mortgage programs and does not originate payment-option adjustable-rate mortgages or other nontraditional mortgages that allow negative amortization. A significant majority of residential mortgage originations are sold in the secondary market. Since 2008, the Corporation has used a third party to originate, document and underwrite residential mortgage loans on behalf of the Corporation. Under this arrangement, the third party assumes repurchase liability for the loans it originates. The Corporation has repurchase liability exposure for residential mortgage loans originated prior to 2008, however based on historical experience, the Corporation believes such exposure, which could be triggered by underwriting discrepancies, is minimal. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. The economic recession and significant declines in home values in the Western, Florida and Midwest markets following the financial market turmoil beginning in the fall of 2008 adversely impacted the residential real estate portfolio. At June 30, 2012, all residential real estate loans past due 90 days or more were placed on nonaccrual status. Such loans are charged off to current appraised values less costs to sell no later than 180 days past due. In addition, effective second quarter 2012, certain current junior lien home equity loans in which the Corporation holds and services the senior position are placed on nonaccrual status when full collection of the senior position is in doubt.
Shared National Credits
Shared National Credit (SNC) loans are facilities greater than $20 million shared by three or more federally supervised financial institutions that are reviewed annually by regulatory authorities at the agent bank level. The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans (approximately 900 borrowers at June 30, 2012) totaled $9.2 billion at June 30, 2012, compared to $8.4 billion at December 31, 2011. SNC net loan charge-offs totaled $4 million and $18 million for the three- and six-month periods ended June 30, 2012, respectively, compared to $13 million and $14 million for the three- and six-month periods ended June 30, 2011. SNC loans, diversified by both business line and geographic market, comprised approximately 21 percent and 20 percent of total loans at June 30, 2012 and December 31, 2011, respectively. SNC loans are held to the same credit underwriting and pricing standards as the remainder of the loan portfolio.
Energy Lending
The Corporation has a portfolio of energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies. Average loans in the Energy business line for the three months ended June 30, 2012 were $2.5 billion, or 6 percent of total average loans, compared to $1.9 billion, or 5 percent of total average loans, for the three months ended December 31, 2011. Approximately 80 percent of the Energy portfolio is secured. Energy loans are diverse in nature, with outstanding balances by customer market segment distributed approximately as follows: 60 percent Exploration and Production (comprised of approximately 40 percent natural gas, 30 percent oil and 30 percent mixed), 20 percent Midstream and 20 percent Energy Services.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $2.4 billion at June 30, 2012, an increase of $584 million compared to $1.8 billion at December 31, 2011, primarily reflecting the resumption of seasonal inventory patterns in the industry that were prevalent before the economic crises and Japanese earthquake and tsunami impacts of recent years. At June 30, 2012 and December 31, 2011, other loans to automotive dealers in the National Dealer Services business line totaled $2.0 billion, including $1.4 billion of owner-occupied commercial real estate mortgage loans, and $1.9 billion, including $1.4 billion of owner-occupied commercial real estate mortgage loans, respectively. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.1 billion at June 30, 2012, compared to $931 million at December 31, 2011.

State and Local Municipalities
In the normal course of business, the Corporation serves the needs of state and local municipalities in multiple capacities, including traditional banking products such as deposit services, loans and letters of credit, investment banking services such as bond underwriting and private placements, and by investing in municipal securities.
The following table summarizes the Corporation's direct exposure to state and local municipalities as of June 30, 2012 and December 31, 2011.

(in millions)	June 30, 2012	December 31, 2011
Loans outstanding	$67	$46
Lease financing	369	397
Investment securities available-for-sale	24	24
Trading account securities	43	12
Standby letters of credit	117	158
Unused commitments to extend credit	25	15
Total direct exposure to state and local municipalities	$645	$652
Indirect exposure comprised $130 million in auction-rate preferred securities collateralized by municipal securities at June 30, 2012, compared to $320 million at December 31, 2011. Additionally, the Corporation is exposed to Automated Clearing House (ACH) transaction risk for those municipalities utilizing this electronic payment and/or deposit method and similar products in their cash flow management. The Corporation sets limits on ACH activity during the underwriting process.
Extensions of credit to state and local municipalities are subjected to the same underwriting standards as other business loans. At June 30, 2012 and December 31, 2011, all outstanding municipal loans and leases were performing according to contractual terms and none were included in the Corporation's internal watch list. Municipal leases are secured by the underlying equipment, and a substantial majority of the leases are fully defeased with AAA-rated U.S. government securities. Substantially all municipal investment securities available-for sale are auction-rate securities. All auction-rate securities are reviewed quarterly for other-than-temporary impairment. All auction-rate municipal securities were rated investment grade, and all auction-rate preferred securities collateralized by municipal securities were rated AAA or the equivalent and were adequately collateralized at both June 30, 2012 and December 31, 2011. Municipal securities are held in the trading account for resale to customers. In addition, Comerica Securities, a broker-dealer subsidiary of Comerica Bank, underwrites bonds issued by municipalities. All bonds underwritten by Comerica Securities are sold to third party investors.

European Exposure
The Corporation does not hold any sovereign exposure to Europe. The Corporation's international strategy as it pertains to Europe is to focus on European corporations doing business in North America, with an emphasis on the major geographic markets. The following table summarizes cross-border exposure to entities domiciled in European countries at June 30, 2012 and December 31, 2011.

	Outstanding (a)
(in millions)	Commercial and Industrial	Banks and Other Financial Institutions	Total Outstanding	Unfunded Commitments and Guarantees	Total Exposure
June 30, 2012
United Kingdom	$85	$2	$87	$125	$212
Netherlands	44	2	46	77	123
Switzerland	—	41	41	43	84
Germany	2	4	6	53	59
Ireland	7	—	7	23	30
Luxembourg	—	—	—	20	20
Sweden	10	—	10	9	19
Belgium	3	—	3	5	8
Italy	5	1	6	—	6
Spain	2	—	2	3	5
Finland	—	2	2	—	2
France	—	—	—	2	2
Total Europe	$158	$52	$210	$360	$570

December 31, 2011
United Kingdom	$72	$4	$76	$135	$211
Switzerland	—	39	39	64	103
Netherlands	46	—	46	46	92
Germany	4	5	9	39	48
Ireland	20	—	20	14	34
Sweden	10	—	10	8	18
Italy	5	1	6	—	6
Belgium	1	—	1	5	6
Spain	—	—	—	3	3
Finland	—	2	2	—	2
France	—	—	—	1	1
Total Europe	$158	$51	$209	$315	$524

(a)	Includes funded loans, bankers acceptances and net counterparty derivative exposure.
For further discussion of credit risk, see the "Credit Risk" section on pages F-23 through F-36 in the Corporation's 2011 Annual Report.
Market and Liquidity Risk
Interest Rate Risk
Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation's core business activities of extending loans and accepting deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 85 percent of the Corporation's loans were floating at June 30, 2012, of which approximately 75 percent were based on LIBOR and 25 percent were based on Prime. This creates a natural imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. The result is that growth and/or contraction in the Corporation's core businesses may lead to sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

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
The table below, as of June 30, 2012 and December 31, 2011, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above. The sensitivity from December 31, 2011 to June 30, 2012 increased primarily due to growth in core deposits, though risk to declining interest rates is limited by the current low level of rates.

	June 30, 2012		December 31, 2011
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$160	10%	$156	9%
-25 basis points (to zero percent)	(21)	(1)	(20)	(1)
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
The table below, as of June 30, 2012 and December 31, 2011, displays the estimated impact on the economic value of equity from a 200 basis point immediate parallel increase or decrease in interest rates. Similar to the simulation analysis above, due to the current low level of interest rates, the economic value of equity analyses below reflect an interest rate scenario of an immediate 25 basis point drop, to zero percent, while the rising interest rate scenario reflects an immediate 200 basis point rise. The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2011 and June 30, 2012 was primarily driven by changes in market interest rates, increases in noninterest-bearing and lower cost deposits, and forecasted prepayments on the Corporation's mortgage-backed securities portfolio.

	June 30, 2012		December 31, 2011
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$1,038	10%	$719	7%
-25 basis points (to zero percent)	(193)	(2)	(147)	(1)
Wholesale Funding
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $11.3 billion at June 30, 2012, compared to $11.2 billion at December 31, 2011, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities available-for-sale. At June 30, 2012, the Corporation held excess liquidity, represented by $3.0 billion deposited with the FRB, compared to $2.5 billion at December 31, 2011.
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at June 30, 2012 included the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $459 million at June 30, 2012, compared to $418 million at December 31, 2011.
The Corporation is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of June 30, 2012, the Corporation had $2.0 billion of outstanding borrowings from the FHLB with remaining maturities ranging from May 2013 to May 2014. Additionally, the Bank had the ability to issue up to $15.0 billion of debt at June 30, 2012 under an existing $15 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of June 30, 2012, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

June 30, 2012	Comerica Incorporated	Comerica Bank
Standard and Poor’s	A-	A
Moody’s Investors Service	A3	A2
Fitch Ratings	A	A
DBRS	A	A (High)
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
At June 30, 2012 , the Corporation had a $14 million portfolio of investments in indirect private equity and venture capital funds, with commitments of $8 million to fund additional investments in future periods, compared to a portfolio of $15 million, with commitments of $9 million, at December 31, 2011. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable and are included in “accrued income and other assets” on the consolidated balance sheets. The investments are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value.
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
Goodwill
Goodwill is the value attributed to unidentifiable intangible elements in acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At June 30, 2012, March 31, 2012 and December 31, 2011, goodwill totaled $635 million, including $380 million allocated to the Business Bank, $194 million allocated to the Retail Bank and $61 million allocated to Wealth Management.

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

Supplemental Financial Data
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	June 30, 2012	December 31, 2011
Tier 1 Common Capital Ratio:
Tier 1 capital (a) (b)	$6,676	$6,582
Less:
Trust preferred securities	—	25
Tier 1 common capital (b)	$6,676	$6,557
Risk-weighted assets (a) (b)	$64,691	$63,244
Tier 1 risk-based capital ratio (b)	10.32%	10.41%
Tier 1 common capital ratio (b)	10.32	10.37
Tangible Common Equity Ratio:
Common shareholders' equity	$7,028	$6,868
Less:
Goodwill	635	635
Other intangible assets	28	32
Tangible common equity	$6,365	$6,201
Total assets	$62,650	$61,008
Less:
Goodwill	635	635
Other intangible assets	28	32
Tangible assets	$61,987	$60,341
Common equity ratio	11.22%	11.26%
Tangible common equity ratio	10.27	10.27
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,028	$6,868
Tangible common equity	6,365	6,201
Shares of common stock outstanding (in millions)	194	197
Common shareholders' equity per share of common stock	$36.18	$34.80
Tangible common equity per share of common stock	32.76	31.42

(a)	Tier 1 capital and risk-weighted assets as defined by regulation.

(b)	June 30, 2012 Tier 1 capital and risk-weighted assets are estimated.
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

101*
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.*

*
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

Date: July 30, 2012

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

101*
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.*

*
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.