Form 10-Q
period 2012-09-30
COMERICA INC /NEW/
filed 2012-10-30
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
$5 par value common stock:
Outstanding as of October 25, 2012: 190,344,108 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	September 30, 2012	December 31, 2011	September 30, 2011
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$933	$982	$981

Interest-bearing deposits with banks	3,005	2,574	4,217
Other short-term investments	146	149	137

Investment securities available-for-sale	10,569	10,104	9,732

Commercial loans	27,460	24,996	23,113
Real estate construction loans	1,392	1,533	1,648
Commercial mortgage loans	9,559	10,264	10,539
Lease financing	837	905	927
International loans	1,277	1,170	1,046
Residential mortgage loans	1,495	1,526	1,643
Consumer loans	2,174	2,285	2,309
Total loans	44,194	42,679	41,225
Less allowance for loan losses	(647)	(726)	(767)
Net loans	43,547	41,953	40,458
Premises and equipment	625	675	685
Accrued income and other assets	4,489	4,571	4,678
Total assets	$63,314	$61,008	$60,888

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$21,753	$19,764	$19,116

Money market and interest-bearing checking deposits	20,407	20,311	20,237
Savings deposits	1,589	1,524	1,771
Customer certificates of deposit	5,742	5,808	5,980
Other time deposits	—	—	45
Foreign office time deposits	486	348	303
Total interest-bearing deposits	28,224	27,991	28,336
Total deposits	49,977	47,755	47,452
Short-term borrowings	63	70	164
Accrued expenses and other liabilities	1,450	1,371	1,312
Medium- and long-term debt	4,740	4,944	5,009
Total liabilities	56,230	54,140	53,937

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141	1,141
Capital surplus	2,153	2,170	2,162
Accumulated other comprehensive loss	(253)	(356)	(230)
Retained earnings	5,831	5,546	5,471
Less cost of common stock in treasury - 36,790,174 shares at 9/30/12, 30,831,076 shares at 12/31/11 and 29,238,425 shares at 9/30/11	(1,788)	(1,633)	(1,593)
Total shareholders’ equity	7,084	6,868	6,951
Total liabilities and shareholders’ equity	$63,314	$61,008	$60,888
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$400	$405	$1,219	$1,149
Interest on investment securities	57	54	179	170
Interest on short-term investments	3	4	9	9
Total interest income	460	463	1,407	1,328
INTEREST EXPENSE
Interest on deposits	17	24	54	69
Interest on medium- and long-term debt	16	16	49	50
Total interest expense	33	40	103	119
Net interest income	427	423	1,304	1,209
Provision for credit losses	22	35	63	126
Net interest income after provision for credit losses	405	388	1,241	1,083
NONINTEREST INCOME
Service charges on deposit accounts	53	53	162	156
Fiduciary income	39	37	116	115
Commercial lending fees	22	22	71	64
Letter of credit fees	19	19	54	55
Card fees	12	17	35	47
Foreign exchange income	9	11	29	30
Bank-owned life insurance	10	10	30	27
Brokerage fees	5	5	14	17
Net securities gains	—	12	11	18
Other noninterest income	28	15	92	81
Total noninterest income	197	201	614	610
NONINTEREST EXPENSES
Salaries	192	192	582	565
Employee benefits	61	53	181	153
Total salaries and employee benefits	253	245	763	718
Net occupancy expense	40	44	121	122
Equipment expense	17	17	50	49
Outside processing fee expense	27	25	79	74
Software expense	23	22	67	65
Merger and restructuring charges	25	33	33	38
FDIC insurance expense	9	8	29	35
Advertising expense	7	7	21	21
Other real estate expense	2	5	6	19
Other noninterest expenses	46	57	161	151
Total noninterest expenses	449	463	1,330	1,292
Income before income taxes	153	126	525	401
Provision for income taxes	36	28	134	104
NET INCOME	117	98	391	297
Less income allocated to participating securities	1	1	4	3
Net income attributable to common shares	$116	$97	$387	$294
Earnings per common share:
Basic	$0.61	$0.51	$2.00	$1.63
Diluted	0.61	0.51	2.00	1.61

Comprehensive income	165	176	494	456

Cash dividends declared on common stock	29	20	78	55
Cash dividends declared per common share	0.15	0.10	0.40	0.30
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2010	176.5	$1,019	$1,481	$(389)	$5,247	$(1,565)	$5,793
Net income	—	—	—	—	297	—	297
Other comprehensive income, net of tax	—	—	—	159	—	—	159
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	(55)	—	(55)
Purchase of common stock	(2.7)	—	—	—	—	(75)	(75)
Acquisition of Sterling Bancshares, Inc.	24.3	122	681	—	—	—	803
Net issuance of common stock under employee stock plans	0.8	—	(29)	—	(18)	47	—
Share-based compensation	—	—	29	—	—	—	29
BALANCE AT SEPTEMBER 30, 2011	198.9	$1,141	$2,162	$(230)	$5,471	$(1,593)	$6,951

BALANCE AT DECEMBER 31, 2011	197.3	$1,141	$2,170	$(356)	$5,546	$(1,633)	$6,868
Net income	—	—	—	—	391	—	391
Other comprehensive income, net of tax	—	—	—	103	—	—	103
Cash dividends declared on common stock ($0.40 per share)	—	—	—	—	(78)	—	(78)
Purchase of common stock	(7.1)	—	—	—	—	(215)	(215)
Net issuance of common stock under employee stock plans	1.2	—	(48)	—	(28)	62	(14)
Share-based compensation	—	—	29	—	—	—	29
Other	—	—	2	—	—	(2)	—
BALANCE AT SEPTEMBER 30, 2012	191.4	$1,141	$2,153	$(253)	$5,831	$(1,788)	$7,084
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2012	2011
OPERATING ACTIVITIES
Net income	$391	$297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	63	126
Provision for deferred income taxes	69	52
Depreciation and amortization	100	90
Share-based compensation expense	29	29
Net amortization of securities	35	27
Accretion of loan purchase discount	(58)	(27)
Net securities gains	(11)	(18)
Excess tax benefits from share-based compensation arrangements	(1)	(1)
Net change in:
Trading securities	14	14
Accrued income receivable	3	2
Accrued expenses payable	(21)	1
Other, net	132	164
Net cash provided by operating activities	745	756
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	2,817	1,757
Sales	—	773
Purchases	(3,194)	(3,007)
Net change in loans	(1,620)	819
Cash and cash equivalents acquired in acquisition of Sterling Bancshares, Inc.	—	721
Sales of Federal Home Loan Bank stock	3	33
Proceeds from sales of indirect private equity and venture capital funds	1	33
Other, net	(30)	(91)
Net cash (used in) provided by investing activities	(2,023)	1,038
FINANCING ACTIVITIES
Net change in:
Deposits	2,141	2,898
Short-term borrowings	(7)	12
Medium- and long-term debt:
Repayments	(193)	(1,464)
Common stock:
Repurchases	(215)	(75)
Cash dividends paid	(69)	(53)
Excess tax benefits from share-based compensation arrangements	1	1
Other, net	2	2
Net cash provided by financing activities	1,660	1,321
Net increase in cash and cash equivalents	382	3,115
Cash and cash equivalents at beginning of period	3,556	2,083
Cash and cash equivalents at end of period	$3,938	$5,198

Interest paid	$101	$113
Income taxes, tax deposits and tax-related interest paid	38	48
Noncash investing and financing activities:
Loans transferred to other real estate	31	41
Net noncash assets acquired in stock acquisition of Sterling Bancshares, Inc.	—	82
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries
NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2011.
Beginning in the second quarter 2012, the Corporation presents the provision for loan losses and the provision for credit losses on lending-related commitments together as the "provision for credit losses" on the consolidated statements of comprehensive income. Prior period amounts were reclassified to conform to the current presentation.
Allowance for Loan Losses
In the first quarter 2012, the Corporation implemented enhancements to the methodology used for determining standard reserve factors for business loans not individually evaluated, which resulted in a $25 million increase to the allowance for loan losses in the first quarter 2012. The enhancements included (a) estimating probability of default and loss given default from a national perspective, in addition to a market-by-market basis, and (b) expanding the time horizon of historical, migration-based probability of default and loss given default experience used to develop the standard reserve factors for each internal risk rating.
Nonperforming Assets
In the second quarter of 2012, the Corporation modified its residential mortgage and home equity nonaccrual policy. Under the new policy, residential mortgage and home equity loans are generally placed on nonaccrual status once they become 90 days past due (previously no later than 180 days past due).
In addition, effective second quarter 2012, the Corporation placed on nonaccrual status certain current junior lien home equity loans in which the Corporation holds and services the senior position, when full collection of the senior position is in doubt. In the third quarter 2012, the Corporation applied the same policy to junior lien home equity loans held by the Corporation for which the senior liens are serviced by others.
In the third quarter 2012, in connection with recently issued regulatory guidance, the Corporation further modified its nonaccrual and charge-off policy regarding Chapter 7 bankruptcy residential mortgage and consumer loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Effective September 30, 2012, such loans are placed on nonaccrual status and written down to estimated collateral value, without regard to the actual payment status of the loan, and are classified as troubled debt restructurings (TDRs). These modifications resulted in $4 million of write-downs and $8 million of nonaccrual TDRs. Of the $8 million of nonaccrual TDRs, $6 million were previously considered nonaccrual loans, therefore the net increase to nonperforming assets was $2 million.
Recently Adopted Accounting Standards
In the first quarter 2012, the Corporation adopted amendments to GAAP which revise the presentation of comprehensive income in the financial statements. As a result, the Corporation presents on an interim basis the components of net income and a total for comprehensive income in one continuous consolidated statement of comprehensive income and will present on an annual basis the components of net income and other comprehensive income in two separate, but consecutive statements. Information on the components of other comprehensive income is provided on an interim basis in Note 8 to these unaudited financial statements.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
Loans held-for-sale

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
Securities classified as Level 3, of which the substantial majority is auction-rate securities, represent securities in less liquid markets requiring significant management assumptions when determining fair value. Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value for all periods presented was determined using an income approach based on a discounted cash flow model. The discounted cash flow model utilizes two significant inputs: discount rate and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium. The liquidity risk premium was derived from observed liquidity premiums based on auction-rate securities valuations performed by third parties and incorporated the rate at which the various types of similar auction-rate securities had been redeemed or sold since acquisition in 2008. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation's own redemption experience. As of September 30, 2012, approximately 82 percent of the aggregate auction-rate securities par value had been redeemed or sold since acquisition. Significant increases in any of these inputs in isolation would result in a significantly lower fair value. Additionally, as the discount rate incorporates the liquidity risk premium, a change in an assumption used for the liquidity risk premium would be accompanied by a directionally similar change in the discount rate. The Corporate Development Department is responsible for determining the valuation methodology for auction-rate securities and for updating significant inputs based on changes to the factors discussed above. Valuation results, including an analysis of changes to the valuation methodology and significant inputs, are provided to senior management for review on a quarterly basis. On an annual basis, an independent third party verifies the fair value by reviewing the appropriateness of the discounted cash flow model and its significant inputs.
Loans
The Corporation does not record loans at fair value on a recurring basis. However, periodically, the Corporation records nonrecurring adjustments to the carrying value of loans based on fair value measurements. Loans for which it is probable that payment of interest or principal will not be made in accordance with the contractual terms of the original loan agreement are considered impaired, which are reported as nonrecurring fair value measurements when a specific allowance for the impaired loan is established based on the fair value of collateral. Collateral values supporting individually evaluated impaired loans are evaluated quarterly. When management determines that the fair value of the collateral requires additional adjustments, either as a result of non-current appraisal value or when there is no observable market price, the Corporation classifies the impaired loan as Level 3. The Special Assets Group is responsible for performing quarterly credit quality reviews for all impaired loans as part of the quarterly allowance for loan losses process overseen by the Chief Credit Officer, during which valuation adjustments to updated collateral values are determined.
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
The Corporation holds a portfolio of warrants for generally nonmarketable equity securities with a fair value of $3 million at September 30, 2012. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. Warrants which contain a net exercise provision or a non-contingent put right embedded in the warrant agreement are accounted for as derivatives and recorded at fair value on a recurring basis using a Black-Scholes valuation model. The Black-Scholes valuation model utilizes five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company. The Corporate Development Department is responsible for the warrant valuation process, which includes reviewing all significant inputs for reasonableness, and for providing valuation results to senior management. Increases in any of these inputs in isolation, with the exception of exercise price, would result in a higher fair value. Increases in exercise price in isolation would result in a lower fair value. The Corporation classifies warrants accounted for as derivatives as Level 3.
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
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments with a carrying value of $14 million at September 30, 2012. These funds generally cannot be redeemed and the majority are not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 17 years. The investments are accounted for on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the Corporation's percentage ownership in the net asset value of the entire fund, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, the Corporation gives consideration to information pertinent

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. On a quarterly basis, the Corporate Development Department is responsible, with appropriate oversight and approval provided by senior management, for performing the valuation procedures and updating significant inputs, as are primarily provided by the underlying fund's management. The Corporation classifies both nonmarketable equity securities subjected to nonrecurring fair value adjustments and the estimated fair value of nonmarketable equity securities not recorded at fair value in their entirety on a recurring basis as Level 3. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value on a nonrecurring basis were $1 million at both September 30, 2012 and December 31, 2011, respectively.
The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $89 million and $92 million at September 30, 2012 and December 31, 2011, respectively, and its investment in FRB stock totaled $85 million at both September 30, 2012 and December 31, 2011, respectively. The Corporation believes its investments in FHLB and FRB stock are ultimately recoverable at par.
Other real estate
Other real estate is included in “accrued income and other assets” on the consolidated balance sheets and includes primarily foreclosed property. Foreclosed property is initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis. Subsequently, foreclosed property is carried at the lower of cost or fair value, less costs to sell. Other real estate may be carried at fair value on a nonrecurring basis when fair value is less than cost. Fair value is based upon independent market prices, appraised value or management's estimate of the value of the property. The Special Assets Group obtains updated independent market prices and appraised values, as required by state regulation or deemed necessary based on market conditions, and determines if additional write-downs are necessary. On a quarterly basis, senior management reviews all other real estate and determines whether the carrying values are reasonable, based on the length of time elapsed since receipt of independent market price or appraised value and current market conditions. Other real estate carried at fair value based on an observable market price or a current appraised value is classified by the Corporation as Level 2. When management determines that the fair value of other real estate requires additional adjustments, either as a result of a non-current appraisal or when there is no observable market price, the Corporation classifies the other real estate as Level 3.
Loan servicing rights
Loan servicing rights with a carrying value of $2 million at September 30, 2012, included in “accrued income and other assets” on the consolidated balance sheets and primarily related to Small Business Administration loans, are subject to impairment testing. Loan servicing rights may be carried at fair value on a nonrecurring basis when impairment testing indicates that the fair value of the loan servicing rights is less than the recorded value. A valuation model is used for impairment testing on a quarterly basis, which utilizes a discounted cash flow model, using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management. On a quarterly basis, the Accounting Department is responsible for performing the valuation procedures and updating significant inputs, which are primarily obtained from available third-party market data, with appropriate oversight and approval provided by senior management. If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Corporation classifies loan servicing rights as Level 3.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
Credit-related financial instruments
Credit-related financial instruments include unused commitments to extend credit and standby and commercial letters of credit. These instruments generate ongoing fees which are recognized over the term of the commitment. In situations where credit losses are probable, the Corporation records an allowance. The carrying value of these instruments included in "accrued expenses and other liabilities" on the consolidated balance sheets, which includes the carrying value of the deferred fees plus the related allowance, approximates the estimated fair value. The Corporation classifies the estimated fair value of credit-related financial instruments as Level 3.
ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2012
Trading securities:
Deferred compensation plan assets	$88	$88	$—	$—
State and municipal securities	11	—	11	—
Corporate debt securities	1	—	1	—
Other securities	1	1	—	—
Total trading securities	101	89	12	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	20	20	—	—
Residential mortgage-backed securities (a)	10,155	—	10,155	—
State and municipal securities (b)	23	—	—	23
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	58	—	58	—
Equity and other non-debt securities:
Auction-rate preferred securities	204	—	—	204
Money market and other mutual funds	108	108	—	—
Total investment securities available-for-sale	10,569	128	10,213	228
Derivative assets:
Interest rate contracts	597	—	597	—
Energy derivative contracts	188	—	188	—
Foreign exchange contracts	26	—	26	—
Warrants	3	—	—	3
Total derivative assets	814	—	811	3
Total assets at fair value	$11,484	$217	$11,036	$231
Derivative liabilities:
Interest rate contracts	$247	$—	$247	$—
Energy derivative contracts	187	—	187	—
Foreign exchange contracts	22	—	22	—
Total derivative liabilities	456	—	456	—
Deferred compensation plan liabilities	88	88	—	—
Total liabilities at fair value	$544	$88	$456	$—

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2011
Trading securities:
Deferred compensation plan assets	$90	$90	$—	$—
Residential mortgage-backed securities (a)	2	—	2	—
Other government-sponsored enterprise securities	9	—	9	—
State and municipal securities	12	—	12	—
Corporate debt securities	1	—	1	—
Other securities	1	1	—	—
Total trading securities	115	91	24	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	20	20	—	—
Residential mortgage-backed securities (a)	9,512	—	9,512	—
State and municipal securities (b)	24	—	—	24
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	46	—	46	—
Equity and other non-debt securities:
Auction-rate preferred securities	408	—	—	408
Money market and other mutual funds	93	93	—	—
Total investment securities available-for-sale	10,104	113	9,558	433
Derivative assets:
Interest rate contracts	602	—	602	—
Energy derivative contracts	115	—	115	—
Foreign exchange contracts	40	—	40	—
Warrants	3	—	—	3
Total derivative assets	760	—	757	3
Total assets at fair value	$10,979	$204	$10,339	$436
Derivative liabilities:
Interest rate contracts	$253	$—	$253	$—
Energy derivative contracts	115	—	115	—
Foreign exchange contracts	35	—	35	—
Other	6	—	—	6
Total derivative liabilities	409	—	403	6
Deferred compensation plan liabilities	90	90	—	—
Total liabilities at fair value	$499	$90	$403	$6

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during the three- and nine-month periods ended September 30, 2012 and 2011.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2012 and 2011.

		Net Realized/Unrealized Gains (Losses)
	Balance at Beginning of Period	Recorded in Earnings		Recorded in Other Comprehensive Income (Pre-tax)					Balance at End of Period

(in millions)		Realized	Unrealized			Purchases	Sales	Settlements
Three Months Ended September 30, 2012
Investment securities available-for-sale:
State and municipal securities (a)	$24	$—	$—	$(1)	(b)	$—	$—	$—	$23
Auction-rate debt securities	1	—	—	—		—	—	—	1
Auction-rate preferred securities (c)	215	1	—	—		—	(12)	—	204
Total investment securities available-for-sale (c)	240	1	—	(1)	(b)	—	(12)	—	228
Derivative assets:
Warrants (d)	3	—	—	—		—	—	—	3
Derivative liabilities:
Other (c)	—	(1)	—	—		—	—	(1)	—

Three Months Ended September 30, 2011
Trading securities:
State and municipal securities	$2	$—	$—	$—		$1	$(2)	$—	$1
Investment securities available-for-sale:
State and municipal securities (a)	26	—	—	—		—	(3)	—	23
Auction-rate debt securities	1	—	—	—		—	—	—	1
Other corporate debt securities	1	—	—	—		—	—	(1)	—
Auction-rate preferred securities (c)	437	2	—	8	(b)	—	(38)	—	409
Total investment securities available-for-sale (c)	465	2	—	8	(b)	—	(41)	(1)	433
Derivative assets:
Warrants (d)	8	3	(1)	—		—	(5)	—	5
Derivative liabilities:
Other (c)	1	(1)	—	—		—	—	(1)	1

(a)	Primarily auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income.

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities gains (losses)" on the consolidated statements of comprehensive income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

		Net Realized/Unrealized Gains (Losses)
	Balance at Beginning of Period	Recorded in Earnings		Recorded in Other Comprehensive Income (Pre-tax)					Balance at End of Period

(in millions)		Realized	Unrealized			Purchases	Sales	Settlements
Nine Months Ended September 30, 2012
Investment securities available-for-sale:
State and municipal securities (a)	$24	$—	$—	$—		$—	$(1)	$—	$23
Auction-rate debt securities	1	—	—	—		—	—	—	1
Auction-rate preferred securities (c)	408	12	—	11	(b)	—	(227)	—	204
Total investment securities available-for-sale (c)	433	12	—	11	(b)	—	(228)	—	228
Derivative assets:
Warrants (d)	3	3	1	—		—	(4)	—	3
Derivative liabilities:
Other (c)	6	(1)	—	—		—	—	(7)	—

Nine Months Ended September 30, 2011
Trading securities:
State and municipal securities	$—	$—	$—	$—		$3	$(2)	$—	$1
Other securities	1	—	—	—		—	(1)	—	—
Total trading securities	1	—	—	—		3	(3)	—	1
Investment securities available-for-sale:
State and municipal securities (a)	39	—	—	—		—	(16)	—	23
Auction-rate debt securities	1	—	—	—		—	—	—	1
Other corporate debt securities	1	—	—	—		—	—	(1)	—
Auction-rate preferred securities (c)	570	9	—	5	(b)	—	(175)	—	409
Total investment securities available-for-sale (c)	611	9	—	5	(b)	—	(191)	(1)	433
Derivative assets:
Warrants (d)	7	10	—	—		—	(12)	—	5
Derivative liabilities:
Other (c)	1	(1)	(1)	—		—	—	(2)	1

(a)	Primarily auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income.

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities gains (losses)" on the consolidated statements of comprehensive income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. All assets recorded at fair value on a nonrecurring basis were classified as Level 3 at September 30, 2012 and December 31, 2011 and are presented in the following table. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011.

(in millions)	Level 3
September 30, 2012
Loans:
Commercial	$87
Real estate construction	42
Commercial mortgage	203
Lease financing	3
Total loans	335
Nonmarketable equity securities	1
Other real estate	12
Loan servicing rights	2
Total assets at fair value	$350

December 31, 2011
Loans:
Commercial	$164
Real estate construction	87
Commercial mortgage	302
Lease financing	3
International	8
Total loans	564
Nonmarketable equity securities	1
Other real estate	29
Loan servicing rights	3
Total assets at fair value	$597
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's Level 3 recurring fair value measurements as of September 30, 2012. No liabilities were recorded as Level 3 at September 30, 2012.

		Discounted Cash Flow Model
		Unobservable Input
September 30, 2012	Fair Value (in millions)	Discount Rate	Workout Period (in years)
State and municipal securities (a)	$23	6% - 10%	4 - 6
Equity and other non-debt securities:
Auction-rate preferred securities	204	3% - 7%	2 - 4

(a)	Primarily auction-rate securities.
Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2012 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
September 30, 2012
Assets
Cash and due from banks	$933	$933	$933	$—	$—
Interest-bearing deposits with banks	3,005	3,005	3,005	—	—
Loans held-for-sale	45	45	—	45	—
Total loans, net of allowance for loan losses (a)	43,547	43,831	—	—	43,831
Customers’ liability on acceptances outstanding	22	22	22	—	—
Nonmarketable equity securities (b)	14	24	—	—	24
Restricted equity investments	174	174	174	—	—
Liabilities
Demand deposits (noninterest-bearing)	21,753	21,753	—	21,753	—
Interest-bearing deposits	22,482	22,482	—	22,482	—
Customer certificates of deposit	5,742	5,746	—	5,746	—
Total deposits	49,977	49,981	—	49,981	—
Short-term borrowings	63	63	63	—	—
Acceptances outstanding	22	22	22	—	—
Medium- and long-term debt	4,740	4,695	—	4,695	—
Credit-related financial instruments	(116)	(116)	—	—	(116)

December 31, 2011
Assets
Cash and due from banks	$982	$982	$982	$—	$—
Interest-bearing deposits with banks	2,574	2,574	2,574	—	—
Loans held-for-sale	34	34	—	34	—
Total loans, net of allowance for loan losses (a)	41,953	42,233	—	—	42,233
Customers’ liability on acceptances outstanding	22	22	22	—	—
Nonmarketable equity securities (b)	16	27	—	—	27
Restricted equity investments	177	177	177	—	—
Liabilities
Demand deposits (noninterest-bearing)	19,764	19,764	—	19,764	—
Interest-bearing deposits	22,183	22,183	—	22,183	—
Customer certificates of deposit	5,808	5,809	—	5,809	—
Total deposits	47,755	47,756	—	47,756	—
Short-term borrowings	70	70	70	—	—
Acceptances outstanding	22	22	22	—	—
Medium- and long-term debt	4,944	4,794	—	4,794	—
Credit-related financial instruments	(101)	(101)	—	—	(101)

(a)	Included $335 million and $564 million of impaired loans recorded at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011, respectively.

(b)	Included $1 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at both September 30, 2012 and December 31, 2011.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities available-for-sale follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
U.S. Treasury and other U.S. government agency securities	$20	$—	$—	$20
Residential mortgage-backed securities (a)	9,832	323	—	10,155
State and municipal securities (b)	28	—	5	23
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	58	—	—	58
Equity and other non-debt securities:
Auction-rate preferred securities	208	—	4	204
Money market and other mutual funds	108	—	—	108
Total investment securities available-for-sale	$10,255	$323	$9	$10,569

December 31, 2011
U.S. Treasury and other U.S. government agency securities	$20	$—	$—	$20
Residential mortgage-backed securities (a)	9,289	224	1	9,512
State and municipal securities (b)	29	—	5	24
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	46	—	—	46
Equity and other non-debt securities:
Auction-rate preferred securities	423	—	15	408
Money market and other mutual funds	93	—	—	93
Total investment securities available-for-sale	$9,901	$224	$21	$10,104

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of September 30, 2012 and December 31, 2011 follows:

	Temporarily Impaired
	Less than 12 months		12 months or more			Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
September 30, 2012
State and municipal securities (b)	$—	$—	$23	$5		$23	$5
Corporate debt securities:
Auction-rate debt securities	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities:
Auction-rate preferred securities	—	—	204	4		204	4
Total impaired securities	$—	$—	$228	$9		$228	$9

December 31, 2011
Residential mortgage-backed securities (a)	$249	$1	$—	$—		$249	$1
State and municipal securities (b)	—	—	24	5		24	5
Corporate debt securities:
Auction-rate debt securities	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities:
Auction-rate preferred securities	88	1	320	14		408	15
Total impaired securities	$337	$2	$345	$19		$682	$21

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
At September 30, 2012, the Corporation had 89 securities in an unrealized loss position with no credit impairment, including 66 auction-rate preferred securities, 22 state and municipal auction-rate securities and one auction-rate debt security. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2012.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses, recorded in “net securities gains” on the consolidated statements of comprehensive income, computed based on the adjusted cost of the specific security.

	Nine Months Ended September 30,
(in millions)	2012	2011
Securities gains	$12	$21
Securities losses (a)	(1)	(3)
Total net securities gains	$11	$18
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

	September 30, 2012
(in millions)	Amortized Cost	Fair Value
Contractual maturity
Within one year	$90	$91
After one year through five years	974	988
After five years through ten years	119	121
After ten years	8,756	9,057
Subtotal	9,939	10,257
Equity and other nondebt securities:
Auction-rate preferred securities	208	204
Money market and other mutual funds	108	108
Total investment securities available-for-sale	$10,255	$10,569
Included in the contractual maturity distribution in the table above were auction-rate securities with a total amortized cost and fair value of $27 million and $23 million, respectively. Auction-rate securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions. At each successful auction, the Corporation has the option to sell the security at par value. Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt. As a result, the expected life of auction-rate securities may differ significantly from the contractual life. Also included in the table above were residential mortgage-backed securities with a total amortized cost and fair value of $9.8 billion and $10.2 billion, respectively. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At September 30, 2012, investment securities with a carrying value of $2.7 billion were pledged where permitted or required by law to secure $2.0 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table summarizes nonperforming assets.

(in millions)	September 30, 2012	December 31, 2011
Nonaccrual loans	$665	$860
Reduced-rate loans (a)	27	27
Total nonperforming loans	692	887
Foreclosed property	63	94
Total nonperforming assets	$755	$981

(a)	Reduced-rate business loans totaled $8 million and reduced-rate retail loans totaled $19 million at both September 30, 2012 and December 31, 2011.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (c)	Total Loans
September 30, 2012
Business loans:
Commercial	$28	$12	$12	$52	$154	$27,254	$27,460
Real estate construction:
Commercial Real Estate business line (a)	—	1	2	3	45	955	1,003
Other business lines (b)	—	—	—	—	6	383	389
Total real estate construction	—	1	2	3	51	1,338	1,392
Commercial mortgage:
Commercial Real Estate business line (a)	9	10	5	24	137	1,859	2,020
Other business lines (b)	43	11	11	65	219	7,255	7,539
Total commercial mortgage	52	21	16	89	356	9,114	9,559
Lease financing	—	—	—	—	3	834	837
International	—	—	—	—	—	1,277	1,277
Total business loans	80	34	30	144	564	39,817	40,525
Retail loans:
Residential mortgage	18	5	—	23	69	1,403	1,495
Consumer:
Home equity	7	4	—	11	28	1,531	1,570
Other consumer	5	4	6	15	4	585	604
Total consumer	12	8	6	26	32	2,116	2,174
Total retail loans	30	13	6	49	101	3,519	3,669
Total loans	$110	$47	$36	$193	$665	$43,336	$44,194

December 31, 2011
Business loans:
Commercial	$45	$6	$8	$59	$237	$24,700	$24,996
Real estate construction:
Commercial Real Estate business line (a)	15	5	—	20	93	990	1,103
Other business lines (b)	1	1	1	3	8	419	430
Total real estate construction	16	6	1	23	101	1,409	1,533
Commercial mortgage:
Commercial Real Estate business line (a)	62	16	1	79	159	2,269	2,507
Other business lines (b)	34	22	31	87	268	7,402	7,757
Total commercial mortgage	96	38	32	166	427	9,671	10,264
Lease financing	—	—	—	—	5	900	905
International	2	—	—	2	8	1,160	1,170
Total business loans	159	50	41	250	778	37,840	38,868
Retail loans:
Residential mortgage	28	6	6	40	71	1,415	1,526
Consumer:
Home equity	11	8	6	25	5	1,625	1,655
Other consumer	11	2	5	18	6	606	630
Total consumer	22	10	11	43	11	2,231	2,285
Total retail loans	50	16	17	83	82	3,646	3,811
Total loans	$209	$66	$58	$333	$860	$41,486	$42,679

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Included acquired purchase credit-impaired (PCI) loans with a total carrying value of $50 million and $87 million at September 30, 2012 and December 31, 2011, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
September 30, 2012
Business loans:
Commercial	$25,763	$943	$600	$154	$27,460
Real estate construction:
Commercial Real Estate business line (e)	846	88	24	45	1,003
Other business lines (f)	364	6	13	6	389
Total real estate construction	1,210	94	37	51	1,392
Commercial mortgage:
Commercial Real Estate business line (e)	1,459	262	162	137	2,020
Other business lines (f)	6,591	313	416	219	7,539
Total commercial mortgage	8,050	575	578	356	9,559
Lease financing	814	14	6	3	837
International	1,202	22	53	—	1,277
Total business loans	37,039	1,648	1,274	564	40,525
Retail loans:
Residential mortgage	1,410	8	8	69	1,495
Consumer:
Home equity	1,524	11	7	28	1,570
Other consumer	568	22	10	4	604
Total consumer	2,092	33	17	32	2,174
Total retail loans	3,502	41	25	101	3,669
Total loans	$40,541	$1,689	$1,299	$665	$44,194
December 31, 2011
Business loans:
Commercial	$23,206	$898	$655	$237	$24,996
Real estate construction:
Commercial Real Estate business line (e)	768	139	103	93	1,103
Other business lines (f)	370	23	29	8	430
Total real estate construction	1,138	162	132	101	1,533
Commercial mortgage:
Commercial Real Estate business line (e)	1,728	409	211	159	2,507
Other business lines (f)	6,541	415	533	268	7,757
Total commercial mortgage	8,269	824	744	427	10,264
Lease financing	865	18	17	5	905
International	1,097	33	32	8	1,170
Total business loans	34,575	1,935	1,580	778	38,868
Retail loans:
Residential mortgage	1,434	12	9	71	1,526
Consumer:
Home equity	1,600	22	28	5	1,655
Other consumer	603	12	9	6	630
Total consumer	2,203	34	37	11	2,285
Total retail loans	3,637	46	46	82	3,811
Total loans	$38,212	$1,981	$1,626	$860	$42,679

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

(b)
Special mention loans are accruing loans that have potential credit weaknesses that deserve management’s close attention, such as loans to borrowers who may be experiencing financial difficulties that may result in deterioration of repayment prospects from the borrower at some future date. Included in the special mention category were $347 million and $481 million at September 30, 2012 and December 31, 2011, respectively, of loans proactively monitored by management that were considered “pass” by regulatory authorities.

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2012			2011
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended September 30
Allowance for loan losses:
Balance at beginning of period	$593	$74	$667	$726	$80	$806
Loan charge-offs	(47)	(12)	(59)	(77)	(13)	(90)
Recoveries on loans previously charged-off	15	1	16	11	2	13
Net loan charge-offs	(32)	(11)	(43)	(66)	(11)	(77)
Provision for loan losses	15	8	23	27	11	38
Balance at end of period	$576	$71	$647	$687	$80	$767

Nine Months Ended September 30
Allowance for loan losses:
Balance at beginning of period	$648	$78	$726	$824	$77	$901
Loan charge-offs	(158)	(27)	(185)	(299)	(39)	(338)
Recoveries on loans previously charged-off	44	8	52	65	5	70
Net loan charge-offs	(114)	(19)	(133)	(234)	(34)	(268)
Provision for loan losses	42	12	54	97	37	134
Balance at end of period	$576	$71	$647	$687	$80	$767

As a percentage of total loans	1.42%	1.94%	1.46%	1.85%	1.99%	1.86%

September 30
Allowance for loan losses:
Individually evaluated for impairment	$107	$1	$108	$164	$3	$167
Collectively evaluated for impairment	469	70	539	523	77	600
Total allowance for loan losses	$576	$71	$647	$687	$80	$767
Loans:
Individually evaluated for impairment	$537	$54	$591	$774	$49	$823
Collectively evaluated for impairment	39,945	3,608	43,553	36,395	3,894	40,289
PCI loans (a)	43	7	50	104	9	113
Total loans evaluated for impairment	$40,525	$3,669	$44,194	$37,273	$3,952	$41,225
(a)    No allowance for loan losses was required for PCI loans at September 30, 2012.
Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Balance at beginning of period	$36	$30	$26	$35
Provision for credit losses on lending-related commitments	(1)	(3)	9	(8)
Balance at end of period	$35	$27	$35	$27

Unfunded lending-related commitments sold	$—	$—	$—	$5

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2012
Business loans:
Commercial	$4	$181	$185	$295	$40
Real estate construction:
Commercial Real Estate business line (a)	—	41	41	61	5
Other business lines (b)	—	3	3	3	1
Total real estate construction	—	44	44	64	6
Commercial mortgage:
Commercial Real Estate business line (a)	6	130	136	219	25
Other business lines (b)	—	169	169	234	35
Total commercial mortgage	6	299	305	453	60
Lease financing	—	3	3	5	1
International	—	—	—	—	—
Total business loans	10	527	537	817	107
Retail loans:
Residential mortgage	22	24	46	54	1
Consumer:
Home equity	3	2	5	9	—
Other consumer	—	3	3	9	—
Total consumer	3	5	8	18	—
Total retail loans	25	29	54	72	1
Total individually evaluated impaired loans	$35	$556	$591	$889	$108

December 31, 2011
Business loans:
Commercial	$2	$244	$246	$348	$57
Real estate construction:
Commercial Real Estate business line (a)	—	102	102	146	18
Other business lines (b)	—	5	5	7	1
Total real estate construction	—	107	107	153	19
Commercial mortgage:
Commercial Real Estate business line (a)	—	148	148	198	34
Other business lines (b)	6	201	207	299	36
Total commercial mortgage	6	349	355	497	70
Lease financing	—	3	3	6	1
International	—	8	8	10	2
Total business loans	8	711	719	1,014	149
Retail loans:
Residential mortgage	16	30	46	51	3
Consumer:
Home equity	—	1	1	1	—
Other consumer	—	5	5	12	1
Total consumer	—	6	6	13	1
Total retail loans	16	36	52	64	4
Total individually evaluated impaired loans	$24	$747	$771	$1,078	$153

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to reduced-rate loans.

	Individually Evaluated Impaired Loans
	2012		2011
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended September 30
Business loans:
Commercial	$193	$1	$273	$1
Real estate construction:
Commercial Real Estate business line (a)	48	—	114	—
Other business lines (b)	4	—	1	—
Total real estate construction	52	—	115	—
Commercial mortgage:
Commercial Real Estate business line (a)	135	—	187	—
Other business lines (b)	170	1	204	1
Total commercial mortgage	305	1	391	1
Lease financing	3	—	6	—
International	—	—	6	—
Total business loans	553	2	791	2
Retail loans:
Residential mortgage	40	—	43	1
Consumer loans:
Home equity	5	—	1	—
Other consumer	3	—	5	—
Total consumer	8	—	6	—
Total retail loans	48	—	49	1
Total individually evaluated impaired loans	$601	$2	$840	$3

Nine Months Ended September 30
Business loans:
Commercial	$215	$3	$254	$4
Real estate construction:
Commercial Real Estate business line (a)	66	—	166	—
Other business lines (b)	5	—	1	—
Total real estate construction	71	—	167	—
Commercial mortgage:
Commercial Real Estate business line (a)	149	—	188	—
Other business lines (b)	191	3	222	3
Total commercial mortgage	340	3	410	3
Lease financing	3	—	6	—
International	3	—	4	—
Total business loans	632	6	841	7
Retail loans:
Residential mortgage	42	—	41	1
Consumer loans:
Home equity	4	—	—	—
Other consumer	3	—	6	—
Total consumer	7	—	6	—
Total retail loans	49	—	47	1
Total individually evaluated impaired loans	$681	$6	$888	$8

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings (TDRs)
The following tables detail the recorded balance at September 30, 2012 and 2011 of loans considered to be TDRs that were restructured during the three- and nine-month periods ended September 30, 2012 and 2011, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2012					2011
	Type of Modification					Type of Modification
(in millions)	Principal Deferrals (a)		Interest Rate Reductions	AB Note Restructures (b)	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Three Months Ended September 30
Business loans:
Commercial	$3		$—	$—	$3	$45	$—	$—	$45
Real estate construction:
Commercial Real Estate business line (c)	—		—	—	—	—	3	15	18
Other business lines (d)	—		—	—	—	—	—	—	—
Total real estate construction	—		—	—	—	—	3	15	18
Commercial mortgage:
Commercial Real Estate business line (c)	8		—	19	27	19	—	—	19
Other business lines (d)	2		—	—	2	11	6	—	17
Total commercial mortgage	10		—	19	29	30	6	—	36
International	—		—	—	—	—	—	5	5
Total business loans	13		—	19	32	75	9	20	104
Retail loans:
Residential mortgage	8	(e)	—	—	8	1	—	—	1
Consumer:
Home equity	—		—	—	—	3	—	—	3
Total retail loans	8		—	—	8	4	—	—	4
Total loans	$21		$—	$19	$40	$79	$9	$20	$108

Nine Months Ended September 30
Business loans:
Commercial	$17		$1	$—	$18	$98	$—	$5	$103
Real estate construction:
Commercial Real Estate business line (c)	—		—	—	—	—	3	15	18
Other business lines (d)	1		—	—	1	—	—	—	—
Total real estate construction	1		—	—	1	—	3	15	18
Commercial mortgage:
Commercial Real Estate business line (c)	23		—	22	45	22	—	—	22
Other business lines (d)	15		2	—	17	30	11	7	48
Total commercial mortgage	38		2	22	62	52	11	7	70
International	—		—	—	—	—	—	5	5
Total business loans	56		3	22	81	150	14	32	196
Retail loans:
Residential mortgage	8	(e)	1	—	9	1	6	—	7
Consumer:
Home equity	—		—	—	—	3	—	—	3
Total retail loans	8		1	—	9	4	6	—	10
Total loans	$64		$4	$22	$90	$154	$20	$32	$206

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)
Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loan which is expected to be collected; and a "B" note, which is either fully charged off or exchanged for an equity interest.

(c)	Primarily loans to real estate investors and developers.

(d)	Primarily loans secured by owner-occupied real estate.

(e)
Includes Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Effective September 30, 2012, such loans are placed on nonaccrual status and written down to estimated collateral value, without regard to the actual payment status of the loan.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

At September 30, 2012 and December 31, 2011, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $7 million and $13 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the three- and nine-month periods ended September 30, 2012 and 2011 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the three- and nine-month periods ended September 30, 2012 and 2011 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
The following table presents information regarding the recorded balance at September 30, 2012 and 2011 of loans modified by principal deferral during the twelve-month periods from October 1, 2011 to September 30, 2012 and October 1, 2010 to September 30, 2011, including those principal deferrals which experienced a subsequent default during the three- and nine-month periods ended September 30, 2012 and 2011. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2012				2011
	Balance		Subsequent Default in Three Months Ended September 30	Subsequent Default in Nine Months Ended September 30	Balance	Subsequent Default in Three Months Ended September 30	Subsequent Default in Nine Months Ended September 30
(in millions)
Principal deferrals:
Business loans:
Commercial	$31		$5	$12	$95	$4	$28
Real estate construction:
Commercial Real Estate business line (a)	1		—	1	—	—	—
Commercial mortgage:
Commercial Real Estate business line (a)	30		14	29	22	19	22
Other business lines (b)	27		2	9	42	13	26
Total commercial mortgage	57		16	38	64	32	48
Total business loans	89		21	51	159	36	76
Retail loans:
Residential mortgage	8	(c)	3	3	1	—	—
Consumer:
Other consumer	—		—	—	3	3	3
Total retail loans	8		3	3	4	3	3
Total principal deferrals	$97		$24	$54	$163	$39	$79

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)
Includes Chapter 7 bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Effective September 30, 2012, such loans are placed on nonaccrual status and written down to estimated collateral value, without regard to the actual payment status of the loan.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at September 30, 2012 and 2011 of loans modified by interest rate reduction during the twelve-month periods from October 1, 2011 to September 30, 2012 and October 1, 2010 to September 30, 2011, including those reduced-rate loans which experienced a subsequent default during the three- and nine-month periods ended September 30, 2012 and 2011. For reduced-rate loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due.

	2012			2011
	Balance	Subsequent Default in Three Months Ended September 30	Subsequent Default in Nine Months Ended September 30	Balance	Subsequent Default in Three Months Ended September 30	Subsequent Default in Nine Months Ended September 30
(in millions)
Interest rate reductions:
Business loans:
Commercial	$1	$1	$1	$—	$—	$—
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	3	—	—
Commercial mortgage:
Commercial Real Estate business line (a)	—	—	—	5	—	—
Other business lines (b)	14	—	12	11	1	1
Total commercial mortgage	14	—	12	16	1	1
Lease financing	3	—	—	—	—	—
Total business loans	18	1	13	19	1	1
Retail loans:
Residential mortgage	4	—	—	9	—	1
Total retail loans	4	—	—	9	—	1
Total interest rate reductions	$22	$1	$13	$28	$1	$2

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

During the twelve-month periods from October 1, 2011 to September 30, 2012 and October 1, 2010 to September 30, 2011 loans with a carrying value of $22 million and $35 million at September 30, 2012 and September 30, 2011 were restructured into two notes. For AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of AB note restructures during the three- and nine-month periods ended September 30, 2012 and 2011.

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
The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at September 30, 2012 and December 31, 2011 were as follows. The outstanding balance represents the total amount owed as of September 30, 2012 and December 31, 2011, including accrued but unpaid interest and any amounts previously charged off. No allowance for loan losses was required on the acquired PCI loan pools at both September 30, 2012 and December 31, 2011.

(in millions)	September 30, 2012	December 31, 2011
Acquired PCI loans:
Carrying amount	$50	$87
Outstanding balance	165	234
Changes in the accretable yield for acquired PCI loans for the three- and nine-month periods ended September 30, 2012 and 2011 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Balance at beginning of period	$16	$—	$25	$—
Additions	—	24	—	24
Disposals of loans	—	(1)	—	(1)
Accretion	(3)	(1)	(12)	(1)
Balance at end of period	$13	$22	$13	$22
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. For derivatives with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement, on a net basis, of contracts entered into with the same counterparty. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At September 30,

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

2012, counterparties with bilateral collateral agreements had pledged $206 million of marketable investment securities and deposited $13 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position. At September 30, 2012, the Corporation had pledged $78 million of investment securities as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2012 was $77 million, for which the Corporation had pledged collateral of $62 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2012, the Corporation would have been required to assign an additional $15 million of collateral to its counterparties.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at September 30, 2012 and December 31, 2011. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	September 30, 2012			December 31, 2011
		Fair Value (a)			Fair Value (a)
(in millions)	Notional/ Contract Amount (b)	Asset Derivatives	Liability Derivatives	Notional/ Contract Amount (b)	Asset Derivatives	Liability Derivatives
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$1,450	$311	$—	$1,450	$317	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	554	2	1	229	1	1
Total risk management purposes	$2,004	$313	$1	$1,679	$318	$1

Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	$484	$—	$3	$421	$—	$3
Caps and floors purchased	484	3	—	421	3	—
Swaps	10,528	283	244	9,699	282	250
Total interest rate contracts	11,496	286	247	10,541	285	253
Energy contracts:
Caps and floors written	1,894	—	129	1,141	—	86
Caps and floors purchased	1,894	129	—	1,141	86	—
Swaps	1,522	59	58	379	29	29
Total energy contracts	5,310	188	187	2,661	115	115
Foreign exchange contracts:
Spot, forwards, options and swaps	2,334	24	21	2,842	39	34
Total customer-initiated and other activities	$19,140	$498	$455	$16,044	$439	$402
Total derivatives	$21,144	$811	$456	$17,723	$757	$403

(a)
Asset derivatives are included in “accrued income and other assets” and liability derivatives are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of derivative assets and liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of derivative assets included credit valuation adjustments for counterparty credit risk totaling $5 million and $4 million at September 30, 2012 and December 31, 2011, respectively.

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
Risk management fair value interest rate swaps generated net interest income of $17 million and $51 million for the three- and nine-month periods ended September 30, 2012, respectively, compared to net interest income of $18 million and $54

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

million for the three- and nine-month periods ended September 30, 2011, respectively.
The amount recognized in "other noninterest income" in the consolidated statements of comprehensive income for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt was a loss of $1 million for both the three- and nine-month periods ended September 30, 2012, compared to an insignificant amount and a gain of $1 million for the three- and nine-month periods ended September 30, 2011, respectively.
As of and for the nine months ended September 30, 2012 the Corporation had no interest rate swap agreements designated as cash flow hedges of loans. In the first quarter 2011, the remaining interest rate swap agreements outstanding matured. The net gains (losses) recognized in income and OCI on risk management derivatives designated as cash flow hedges of loans for the nine months ended September 30, 2011 are displayed in the table below.

(in millions)	Nine Months Ended September 30, 2011
Interest rate swaps
(Loss) recognized in OCI (effective portion)	$(2)
Gain recognized in other noninterest income (ineffective portion)	1
Gain reclassified from accumulated OCI into interest and fees on loans (effective portion)	1
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks.
The Corporation recognized an insignificant amount of net gains (losses) on risk management derivative instruments used as economic hedges in "other noninterest income" in the consolidated statements of comprehensive income in the three- and nine-month periods ended September 30, 2012 and 2011.
 The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of September 30, 2012 and December 31, 2011.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
September 30, 2012
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,450	4.7	5.45%	0.73%

December 31, 2011
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,450	5.4	5.45%	0.60%

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at September 30, 2012 and December 31, 2011.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized an insignificant amount of net gains in “other noninterest income” in the consolidated statements of comprehensive income in both the three- and nine-month periods ended September 30, 2012 and $1 million of net gains in both the three- and nine-month periods ended September 30, 2011.
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

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain	2012	2011	2012	2011
Interest rate contracts	Other noninterest income	$5	$3	$14	$11
Energy contracts	Other noninterest income	1	—	3	1
Foreign exchange contracts	Foreign exchange income	8	11	26	28
Total		$14	$14	$43	$40
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

(in millions)	September 30, 2012	December 31, 2011
Unused commitments to extend credit:
Commercial and other	$25,553	$24,819
Bankcard, revolving check credit and home equity loan commitments	1,660	1,612
Total unused commitments to extend credit	$27,213	$26,431

Standby letters of credit	$5,205	$5,325
Commercial letters of credit	96	132
Other credit-related financial instruments	—	6
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At September 30, 2012 and December 31, 2011, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $35 million and $26 million, respectively. The Corporation recorded a purchase discount for lending-related commitments acquired from Sterling on July 28, 2011. An allowance for credit losses will be recorded on Sterling lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. At September 30, 2012, no allowance was recorded for Sterling lending-related commitments and $2 million of purchase discount remained, compared to no allowance and $3 million of purchase discount at December 31, 2011.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $20 million and $9 million at September 30, 2012 and December 31, 2011, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2022. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $321 million and $271 million, respectively, of the $5.3 billion and $5.5 billion standby and commercial letters of credit outstanding at September 30, 2012 and December 31, 2011, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $94 million at September 30, 2012, including $79 million in deferred fees and $15 million in the allowance for credit losses on lending-related commitments. At December 31, 2011, the comparable amounts were $89 million, $72 million and $17 million, respectively.
The following table presents a summary of internally classified watch list standby and commercial letters of credit at September 30, 2012 and December 31, 2011. The Corporation's internal watch list is generally consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	September 30, 2012	December 31, 2011
Total watch list standby and commercial letters of credit	$162	$195
As a percentage of total outstanding standby and commercial letters of credit	3.1%	3.6%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of September 30, 2012 and December 31, 2011, the total notional amount of the credit risk participation agreements was approximately $471 million and $394 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $13 million and $12 million at September 30, 2012 and December 31, 2011, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of September 30, 2012, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.3 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B shares. The fair value of the derivative liability, included in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant at September 30, 2012 and $6 million at December 31, 2011, respectively.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The Corporation has a limited partnership interest in 160 low income housing tax credit/historic rehabilitation tax credit partnerships. These entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities, as the general partner has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. While the partnership agreements allow the limited partners, through a majority vote, to remove the general partner, this right is not deemed to be substantive as the general partner can only be removed for cause.
The Corporation accounts for its interest in these partnerships on either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement with these entities at September 30, 2012 was limited to approximately $351 million, which reflected the book basis of the Corporation's investment and unfunded commitments for future investments.
As a limited partner, the Corporation obtains income tax credits and deductions from the operating losses of these low income housing tax credit/historic rehabilitation tax credit partnerships, which are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable. These income tax credits and deductions are allocated to the funds’ investors based on their ownership percentages. Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other noninterest income” on the consolidated statements of comprehensive income. In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund low income housing partnerships ($104 million at September 30, 2012).
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the nine months ended September 30, 2012 and 2011.
The following table summarizes the impact of these VIEs on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Other noninterest income	$(15)	$(13)	$(43)	$(39)
Provision (benefit) for income taxes (a)	(14)	(12)	(41)	(38)

(a)	Income tax credits from low income housing tax credit/historic rehabilitation tax credit partnerships.
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2011 Annual Report.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	September 30, 2012	December 31, 2011
Parent company
Subordinated notes:
4.80% subordinated notes due 2015	$333	$338
Floating-rate subordinated notes related to trust preferred securities due 2012	—	30
Total subordinated notes	333	368
Medium-term notes:
3.00% notes due 2015	299	298
Total parent company	632	666
Subsidiaries
Subordinated notes:
7.375% subordinated notes due 2013	51	53
5.70% subordinated notes due 2014	269	276
5.75% subordinated notes due 2016	698	699
5.20% subordinated notes due 2017	598	595
Floating-rate based on LIBOR index subordinated notes due 2018	26	26
8.375% subordinated notes due 2024	187	189
7.875% subordinated notes due 2026	246	243
Total subordinated notes	2,075	2,081
Medium-term notes:
Floating-rate based on LIBOR indices due 2012	—	158
Federal Home Loan Bank advances:
Floating-rate based on LIBOR indices due 2013 to 2014	2,000	2,000
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	33	39
Total subsidiaries	4,108	4,278
Total medium- and long-term debt	$4,740	$4,944
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
Comerica Bank (the Bank), a subsidiary of the Corporation, is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB advances bear interest at variable rates based on LIBOR and were secured by a blanket lien on $14 billion of real estate-related loans at September 30, 2012.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents reconciliations of the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
(in millions)	2012	2011
Accumulated net unrealized gains on investment securities available-for-sale:
Balance at beginning of period, net of tax	$129	$14
Net unrealized holding gains arising during the period	123	228
Less: Reclassification adjustment for net gains included in net income	12	18
Change in net unrealized gains before income taxes	111	210
Less: Provision for income taxes	40	77
Change in net unrealized gains on investment securities available-for-sale, net of tax	71	133
Balance at end of period, net of tax	$200	$147
Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$—	$2
Net cash flow hedge losses arising during the period	—	(2)
Less: Reclassification adjustment for net gains included in net income	—	1
Change in net cash flow hedge gains (losses) before income taxes	—	(3)
Less: Provision (benefit) for income taxes	—	(1)
Change in net cash flow hedge gains, net of tax	—	(2)
Balance at end of period, net of tax	$—	$—
Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(485)	$(405)
Net defined benefit pension and other postretirement adjustment arising during the period	—	7
Less: Adjustment for amounts recognized as components of net periodic benefit cost during the period	(51)	(37)
Change in defined benefit pension and other postretirement plans adjustment before income taxes	51	44
Less: Provision for income taxes	19	16
Change in defined benefit pension and other postretirement plans adjustment, net of tax	32	28
Balance at end of period, net of tax	$(453)	$(377)
Total accumulated other comprehensive loss at end of period, net of tax	$(253)	$(230)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2012	2011	2012	2011
Basic and diluted
Net income	$117	$98	$391	$297
Less:
Income allocated to participating securities	1	1	4	3
Net income attributable to common shares	$116	$97	$387	$294

Basic average common shares	190	192	193	181

Basic net income per common share	$0.61	$0.51	$2.00	$1.63
Basic average common shares	190	192	193	181
Dilutive common stock equivalents:
Net effect of the assumed exercise of warrants	1	—	1	2
Diluted average common shares	191	192	194	183

Diluted net income per common share	$0.61	$0.51	$2.00	$1.61
The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income per common share because the prices of the options and warrants were greater than the average market price of common shares for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2012	2011	2012	2011
Average outstanding options	15.2	29.9	16.2	20.8
Range of exercise prices	$31.51 - $61.94	$27.66 - $64.50	$30.77 - $64.50	$27.66 - $64.50
Average outstanding warrants			0.2
Exercise price			$30.36
NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Service cost	$9	$8	$25	$24
Interest cost	19	19	59	57
Expected return on plan assets	(29)	(29)	(85)	(87)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	14	9	40	27
Net periodic defined benefit cost	$14	$8	$42	$24

Non-Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Service cost	$1	$1	$3	$3
Interest cost	2	2	7	7
Amortization of prior service cost	—	(1)	(1)	(2)
Amortization of net loss	1	2	5	4
Net periodic defined benefit cost	$4	$4	$14	$12
(Table continues on following page).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Postretirement Benefit Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Interest cost	$1	$1	$3	$3
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of transition obligation	1	1	3	3
Amortization of prior service cost	—	1	—	1
Amortization of net loss	—	—	1	1
Net periodic postretirement benefit cost	$1	$2	$4	$5
For further information on the Corporation's employee benefit plans, refer to Note 18 to the consolidated financial statements in the Corporation's 2011 Annual Report.
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At September 30, 2012, net unrecognized tax benefits were $27 million, compared to $29 million at September 30, 2011. In the second quarter 2012, the Corporation reached a final closing agreement with the Internal Revenue Service (IRS) regarding the repatriation of foreign earnings on a structured investment transaction. The matter was settled in the third quarter 2012. The decrease in unrecognized tax benefits of $2 million from September 30, 2011 to September 30, 2012 was primarily the result of the matter noted above and the recognition of other federal and state settlements. The Corporation anticipates that it is reasonably possible that final settlement of other federal and state tax issues will result in a decrease of net unrecognized tax benefits of $18 million within the next twelve months. At September 30, 2012, the Corporation had no investment structures with uncertain tax positions. Tax-related interest and penalties, included in "accrued expense and other liabilities" on the consolidated balance sheets, was insignificant at both September 30, 2012 and 2011.
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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Litigation-related expense of $23 million and $9 million and legal fees of $26 million and $29 million were included in “other noninterest expenses” on the consolidated statements of comprehensive income for the nine months ended September 30, 2012 and 2011, respectively. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. However, in the event of significant unexpected future developments on existing cases, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
For other matters, where a loss is not probable, the Corporation has not established legal reserves. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Corporation reviews and evaluates its material litigation

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
For information regarding income tax contingencies, refer to Note 11.
NOTE 13 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at September 30, 2012. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
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
Business segment financial results are as follows:

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Nine Months Ended September 30, 2012
Earnings summary:
Net interest income (expense) (FTE)	$1,150	$488	$140	$(499)	$27	$1,306
Provision for credit losses	29	14	19	—	1	63
Noninterest income	240	131	193	44	6	614
Noninterest expenses	454	542	236	8	90	1,330
Provision (benefit) for income taxes (FTE)	279	21	28	(172)	(20)	136
Net income (loss)	$628	$42	$50	$(291)	$(38)	$391
Net credit-related charge-offs	$81	$34	$18	$—	$—	$133

Selected average balances:
Assets	$34,144	$6,028	$4,602	$12,071	$5,439	$62,284
Loans	33,183	5,326	4,525	—	—	43,034
Deposits	24,431	20,527	3,640	177	178	48,953

Statistical data:
Return on average assets (a)	2.45%	0.27%	1.44%	N/M	N/M	0.84%
Efficiency ratio	32.64	87.46	73.40	N/M	N/M	69.62

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Nine Months Ended September 30, 2011
Earnings summary:
Net interest income (expense) (FTE)	$1,046	$454	$137	$(452)	$27	$1,212
Provision for credit losses	36	63	29	—	(2)	126
Noninterest income	232	135	184	57	2	610
Noninterest expenses	487	500	232	8	65	1,292
Provision (benefit) for income taxes (FTE)	233	12	23	(150)	(11)	107
Net income (loss)	$522	$14	$37	$(253)	$(23)	$297
Net credit-related charge-offs	$166	$74	$28	$—	$—	$268

Selected average balances:
Assets	$30,199	$5,668	$4,737	$9,676	$5,246	$55,526
Loans	29,673	5,198	4,739	—	—	39,610
Deposits	20,753	18,305	2,993	241	116	42,408

Statistical data:
Return on average assets (a)	2.30%	0.10%	1.04%	N/M	N/M	0.71%
Efficiency ratio	38.08	84.67	74.54	N/M	N/M	71.59

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
FTE - Fully Taxable Equivalent
N/M – not meaningful
The Corporation also produces market segment results for the Corporation’s four primary geographic markets: Midwest, Western, Texas, and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in ASC Topic 280, Segment Reporting. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at September 30, 2012.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
Market segment financial results are as follows:

(dollar amounts in millions)	Midwest	Western	Texas	Florida	Other Markets	International	Finance & Other	Total
Nine Months Ended September 30, 2012
Earnings summary:
Net interest income (expense) (FTE)	$587	$529	$433	$31	$142	$56	$(472)	$1,306
Provision for credit losses	14	(6)	31	21	—	2	1	63
Noninterest income	290	104	93	11	38	28	50	614
Noninterest expenses	534	315	271	31	56	25	98	1,330
Provision (benefit) for income taxes (FTE)	115	120	79	(4)	(2)	20	(192)	136
Net income (loss)	$214	$204	$145	$(6)	$126	$37	$(329)	$391
Net credit-related charge-offs	$40	$34	$17	$22	$19	$1	$—	$133

Selected average balances:
Assets	$13,969	$13,080	$10,227	$1,377	$4,276	$1,845	$17,510	$62,284
Loans	13,686	12,823	9,463	1,391	3,935	1,736	—	43,034
Deposits	19,424	14,490	10,117	461	2,727	1,379	355	48,953

Statistical data:
Return on average assets (a)	1.39%	1.76%	1.70%	(0.62)%	3.93%	2.64%	N/M	0.84%
Efficiency ratio	60.78	49.82	51.38	74.35	33.29	30.28	N/M	69.62

(dollar amounts in millions)	Midwest	Western	Texas	Florida	Other Markets	International	Finance & Other	Total
Nine Months Ended September 30, 2011
Earnings summary:
Net interest income (expense) (FTE)	$607	$495	$319	$34	$123	$59	$(425)	$1,212
Provision for credit losses	66	41	(6)	21	9	(3)	(2)	126
Noninterest income	296	106	77	11	34	27	59	610
Noninterest expenses	560	325	205	35	66	28	73	1,292
Provision (benefit) for income taxes (FTE)	103	85	71	(4)	(9)	22	(161)	107
Net income (loss)	$174	$150	$126	$(7)	$91	$39	$(276)	$297
Net credit-related charge-offs	$115	$84	$13	$28	$26	$2	$—	$268

Selected average balances:
Assets	$14,227	$12,341	$7,547	$1,512	$3,243	$1,734	$14,922	$55,526
Loans	14,009	12,129	7,285	1,541	2,959	1,687	—	39,610
Deposits	18,353	12,559	6,953	389	2,381	1,416	357	42,408

Statistical data:
Return on average assets (a)	1.19%	1.48%	2.22%	(0.66)%	3.74%	2.97%	N/M	0.71%
Efficiency ratio	61.86	53.92	51.77	77.57	44.95	33.14	N/M	71.59

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
FTE—Fully Taxable Equivalent
N/M – not meaningful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 14 – MERGER AND RESTRUCTURING CHARGES
The Corporation committed to a restructuring plan in connection with the completion of the acquisition of Sterling on July 28, 2011. The restructuring plan, which is expected to be substantially completed by December 31, 2012, is intended to streamline operations across the combined organization. The restructuring plan is expected to result in cumulative costs of approximately $112 million ($71 million, after-tax) through the end of the plan, primarily encompassing facilities and contract termination charges, systems integration and related charges, severance and other employee-related charges, and transaction-related costs. The Corporation recognized acquisition-related expenses of $108 million ($68 million after-tax) from July 28, 2011 (the acquisition date) through September 30, 2012, recorded in “merger and restructuring charges” in the consolidated statements of comprehensive income. Merger and restructuring charges include the incremental costs to integrate the operations of Sterling and do not reflect the costs of the fully integrated combined organization. Merger and restructuring charges comprised the following from the acquisition date to September 30, 2012 and for the three- and nine-month periods ended September 30, 2012 and 2011.

		Total Incurred
	Total Expected	Inception to	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Per Plan	September 30, 2012	2012	2011	2012	2011
Facilities and contract termination charges	$48	$46	$25	$—	$30	$—
Systems integration and related charges	30	28	—	10	2	14
Severance and other employee-related charges	26	26	—	17	1	17
Transaction costs	8	8	—	6	—	7
Total merger and restructuring charges	$112	$108	$25	$33	$33	$38
The following table presents the changes in restructuring reserves for the three- and nine-month periods ended September 30, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Balance at beginning of period	$17	$—	$26	$—
Merger and restructuring charges	25	33	39	38
Payments	(9)	(24)	(26)	(29)
Other adjustments (a)	—	—	(6)	—
Balance at end of period	$33	$9	$33	$9

(a)	Other adjustments include revisions to the timing or amount of estimated net costs related to the exit of lease facilities included in facilities and contract termination charges.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, “anticipates,” “believes,” “contemplates,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “opportunity,” “initiative,” “outcome,” “continue,” “remain,” “maintain,” "on course," “trend,” “objective,” “looks forward” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services, and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, Comerica's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions; changes in monetary and fiscal policies, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; changes in the Corporation's credit rating; the interdependence of financial service companies; changes in regulation or oversight; unfavorable developments concerning credit quality; the acquisition of Sterling Bancshares, Inc., or any future acquisitions; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries of the Corporation's customers; the implementation of the Corporation's strategies and business models, including the implementation of revenue enhancements and efficiency improvements; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; operational difficulties, failure of technology infrastructure or information security incidents; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; competitive product and pricing pressures among financial institutions within the Corporation's markets; changes in customer behavior; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; the impact of legal and regulatory proceedings; the effectiveness of methods of reducing risk exposures; the effects of terrorist activities and other hostilities; the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods; changes in accounting standards and the critical nature of the Corporation's accounting policies. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 12 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 and “Item 1A. Risk Factors” beginning on page 73 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Results of Operations
Net income for the three months ended September 30, 2012 was $117 million, an increase of $19 million from $98 million reported for the three months ended September 30, 2011. The increase in net income in the three months ended September 30, 2012, compared to the same period in 2011, reflected a $4 million increase in net interest income and decreases of $13 million in the provision for credit losses and $14 million in noninterest expenses, partially offset by a $4 million decrease in noninterest income and an $8 million increase in the provision for income taxes. Net income per diluted common share was $0.61 for the three months ended September 30, 2012, compared to $0.51 for the same period one year ago.
Net income for the nine months ended September 30, 2012 was $391 million, an increase of $94 million from $297 million reported for the nine months ended September 30, 2011. The increase in net income in the nine months ended September 30, 2012, compared to the same period in 2011, reflected a $95 million increase in net interest income, a $63 million decrease in the provision for credit losses and a $4 million increase in noninterest income, partially offset by increases of $38 million in noninterest expenses and $30 million in the provision for income taxes. Net income per diluted common share was $2.00 for the nine months ended September 30, 2012, compared to $1.61 for the same period one year ago.
The impact of operations of the former Sterling Bancshares, Inc. (Sterling) are reflected in all periods presented from the acquisition date of July 28, 2011 through September 30, 2012.
Full-Year 2012 Outlook Compared to Full-Year 2011
For full-year 2012, management expects the following, compared to full-year 2011, assuming a continuation of the current economic environment.

•	Average loans increasing 7 percent to 8 percent.

•	Net interest income increasing 4 percent to 5 percent.

•	Net credit-related charge-offs and provision for credit losses declining.

•	Noninterest income increasing 1 percent to 2 percent.

•	Noninterest expenses increasing or decreasing 1 percent.

•	Effective tax rate of approximately 26 percent.
Net Interest Income
Net interest income was $427 million for the three months ended September 30, 2012, an increase of $4 million compared to $423 million for the same period in 2011. The increase in net interest income in the third quarter 2012, compared to the same period in 2011, resulted primarily from a $4.6 billion increase in average earning assets, partially offset by a 22 basis point decrease in the net interest margin. Average earning assets increased $4.6 billion, or 9 percent, to $57.8 billion for the third quarter 2012, compared to the third quarter 2011, in part due to the acquisition of Sterling on July 28, 2011 and primarily reflecting increases of $3.5 billion in average loans and $1.6 billion in average investment securities available-for-sale, partially offset by a decrease of $575 million in interest-bearing deposits with banks. The net interest margin (FTE) for the three months ended September 30, 2012 decreased 22 basis points to 2.96 percent, from 3.18 percent for the comparable period in 2011, primarily from decreased yields on loans and mortgage-backed investment securities and a decrease in accretion of the purchase discount on the Sterling acquired loan portfolio, partially offset by lower deposit costs. The lower loan yields reflected a shift in the average loan portfolio mix, largely due to an increase in lower-yielding average commercial loans, the maturity of higher-yielding fixed-rate loans and positive credit quality migration throughout the portfolio. Accretion of the purchase discount on the acquired Sterling loan portfolio increased the net interest margin by 10 basis points and 20 basis points in the third quarter 2012 and 2011, respectively. At September 30, 2012, $49 million of purchase discounts remained on acquired loans not deemed credit impaired at acquisition. The increase in net interest income in the third quarter 2012, compared to the same period in 2011, reflected the benefit from volume increases in average loans ($27 million) and investment securities ($10 million) and lower deposit rates ($7 million), partially offset by decreased yields on loans ($20 million) and mortgage-backed investment securities ($7 million) and a decrease in accretion of the purchase discount on the acquired Sterling loan portfolio ($12 million). The "Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table of this financial review details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the three months ended September 30, 2012, compared to the same period in the prior year.
Net interest income was $1.3 billion for the nine months ended September 30, 2012, an increase of $95 million compared to $1.2 billion for the same period in 2011. The increase in net interest income in the nine months ended September 30, 2012, compared to the same period in 2011, resulted primarily from a $6.0 billion increase in average earning assets, partially offset by an 11 basis point decrease in the net interest margin. Average earning assets increased $6.0 billion, or 12 percent, to $56.9 billion for the nine months ended September 30, 2012, compared to the same period in the prior year, primarily due to the acquisition of Sterling on July 28, 2011 and reflecting increases of $3.4 billion in average loans, $2.2 billion in average investment securities available-for-sale and $352 million in average interest-bearing deposits with banks. The net interest margin (FTE) for the nine months ended September 30, 2012 decreased 11 basis points to 3.08 percent, from 3.19 percent for the comparable period in 2011, primarily from decreased yields on loans and mortgage-backed investment securities, partially offset by an increase in accretion of the purchase discount on the Sterling acquired loan portfolio and lower deposit costs. The decrease in loan yields was primarily due to the same reasons as noted above as well as the decrease in higher-yielding commercial real estate loans (real estate construction and commercial mortgage loans), partially offset by an increase in interest recognized on nonaccrual loans. The decreased yields on mortgage-backed investment securities reflected lower reinvestment yields. Accretion of the purchase discount on the acquired Sterling loan portfolio increased the net interest margin by 14 basis points and 7 basis points in the nine months ended September 30, 2012 and 2011, respectively, and excess liquidity reduced the net interest margin by approximately 20 basis points and 22 basis points in the nine months ended September 30, 2012 and 2011, respectively. Excess liquidity was represented by $3.8 billion and $3.5 billion of average balances deposited with the Federal Reserve Bank (FRB) in the first nine months of 2012 and 2011, respectively, included in “interest-bearing deposits with banks” on the consolidated balance sheets. The increase in net interest income in the nine months ended September 30, 2012, compared to the same period in 2011, reflected the benefit from increases in average loans ($85 million) and investment securities ($43 million), an increase in accretion of the purchase discount on the acquired Sterling loan portfolio ($31 million) and lower deposit rates ($19 million), partially offset by decreased yields on loans ($47 million) and mortgage-backed investment securities ($34 million). The "Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table of this financial review details the components of the change in net interest income on a fully taxable equivalent (FTE) basis for the nine months ended September 30, 2012, compared to the same period in the prior year.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	September 30, 2012			September 30, 2011
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$26,700	$227	3.38%	$22,127	$207	3.70%
Real estate construction loans	1,389	15	4.36	1,699	23	5.28
Commercial mortgage loans	9,670	106	4.34	10,275	115	4.42
Lease financing	852	4	2.04	936	8	3.46
International loans	1,302	12	3.77	1,163	11	4.01
Residential mortgage loans	1,488	17	4.67	1,606	21	5.30
Consumer loans	2,196	19	3.44	2,292	20	3.56
Total loans (a)	43,597	400	3.66	40,098	405	4.01

Auction-rate securities available-for-sale	234	1	0.97	437	1	0.63
Other investment securities available-for-sale	9,557	57	2.42	7,721	54	2.87
Total investment securities available-for-sale	9,791	58	2.38	8,158	55	2.74

Interest-bearing deposits with banks (b)	4,276	3	0.26	4,851	3	0.23
Other short-term investments	137	—	1.88	136	1	2.30
Total earning assets	57,801	461	3.19	53,243	464	3.47

Cash and due from banks	971			969
Allowance for loan losses	(673)			(814)
Accrued income and other assets	5,177			4,840
Total assets	$63,276			$58,238

Money market and interest-bearing checking deposits	$20,495	8	0.17	$19,595	13	0.25
Savings deposits	1,618	—	0.04	1,659	—	0.14
Customer certificates of deposit	5,894	8	0.52	5,878	10	0.66
Foreign office and other time deposits	381	1	0.71	455	1	0.49
Total interest-bearing deposits	28,388	17	0.24	27,587	24	0.33

Short-term borrowings	89	—	0.12	204	—	0.08
Medium- and long-term debt	4,745	16	1.35	5,168	16	1.23
Total interest-bearing sources	33,222	33	0.40	32,959	40	0.47

Noninterest-bearing deposits	21,469			17,511
Accrued expenses and other liabilities	1,540			1,135
Total shareholders’ equity	7,045			6,633
Total liabilities and shareholders’ equity	$63,276			$58,238

Net interest income/rate spread (FTE)		$428	2.79		$424	3.00

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			0.17			0.18
Net interest margin (as a percentage of average earning assets (FTE) (a) (b)			2.96%			3.18%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $15 million and $27 million increased the net interest margin by 10 basis points and 20 basis points in the three months ended September 30, 2012 and 2011, respectively.

(b)
Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 21 basis points and 29 basis points in the three months ended September 30, 2012 and 2011, respectively.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	September 30, 2012/September 30, 2011
(in millions)	Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Loans	$(32)	(b)	$27	$(5)	(b)
Investment securities available-for-sale	(7)		10	3
Other short-term investments	(1)		—	(1)
Total earning assets	(40)		37	(3)

Interest-bearing deposits	(7)		—	(7)
Medium- and long-term debt	1		(1)	—
Total interest-bearing sources	(6)		(1)	(7)

Net interest income/rate spread (FTE)	$(34)		$38	$4

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Reflects a decrease of $12 million in accretion of the purchase discount on the acquired Sterling loan portfolio.

Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Nine Months Ended
	September 30, 2012			September 30, 2011
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$25,810	$673	3.48%	$21,769	$604	3.70%
Real estate construction loans	1,420	47	4.48	1,918	59	4.12
Commercial mortgage loans	9,951	337	4.51	9,902	306	4.12
Lease financing	873	19	2.92	960	25	3.53
International loans	1,257	35	3.73	1,212	35	3.89
Residential mortgage loans	1,498	52	4.66	1,577	63	5.34
Consumer loans	2,225	57	3.44	2,272	59	3.47
Total loans (a)	43,034	1,220	3.79	39,610	1,151	3.88

Auction-rate securities available-for-sale	294	2	0.78	497	3	0.75
Other investment securities available-for-sale	9,509	178	2.57	7,131	168	3.20
Total investment securities available-for-sale	9,803	180	2.51	7,628	171	3.03

Interest-bearing deposits with banks (b)	3,909	8	0.26	3,557	7	0.24
Other short-term investments	138	1	1.80	128	2	2.14
Total earning assets	56,884	1,409	3.32	50,923	1,331	3.50

Cash and due from banks	967			908
Allowance for loan losses	(707)			(860)
Accrued income and other assets	5,140			4,555
Total assets	$62,284			$55,526

Money market and interest-bearing checking deposits	$20,583	26	0.18	$18,539	36	0.26
Savings deposits	1,589	1	0.06	1,516	1	0.11
Customer certificates of deposit	5,993	25	0.54	5,666	30	0.70
Foreign office and other time deposits	373	2	0.64	428	2	0.50
Total interest-bearing deposits	28,538	54	0.25	26,149	69	0.35

Short-term borrowings	78	—	0.12	137	—	0.15
Medium- and long-term debt	4,846	49	1.36	5,702	50	1.17
Total interest-bearing sources	33,462	103	0.41	31,988	119	0.50

Noninterest-bearing deposits	20,415			16,259
Accrued expenses and other liabilities	1,411			1,129
Total shareholders’ equity	6,996			6,150
Total liabilities and shareholders’ equity	$62,284			$55,526

Net interest income/rate spread (FTE)		$1,306	2.91		$1,212	3.00

FTE adjustment		$2			$3

Impact of net noninterest-bearing sources of funds			0.17			0.19
Net interest margin (as a percentage of average earning assets (FTE) (a) (b)			3.08%			3.19%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $58 million and $27 million increased the net interest margin by 14 basis points and 7 basis points in the nine months ended September 30, 2012 and 2011, respectively.

(b)
Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 20 basis points and 22 basis points in the nine months ended September 30, 2012 and 2011, respectively.

Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Nine Months Ended
	September 30, 2012/September 30, 2011
(in millions)	Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Loans	$(16)	(b)	$85	$69	(b)
Investment securities available-for-sale	(34)		43	9
Interest-bearing deposits with banks	—		1	1
Other short-term investments	(1)		—	(1)
Total earning assets	(51)		129	78

Interest-bearing deposits	(19)		4	(15)
Medium- and long-term debt	8		(9)	(1)
Total interest-bearing sources	(11)		(5)	(16)

Net interest income/rate spread (FTE)	$(40)		$134	$94

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Reflects an increase of $31 million in accretion of the purchase discount on the acquired Sterling loan portfolio.
Provision for Credit Losses
The provision for credit losses was $22 million and $63 million for the three- and nine-month periods ended September 30, 2012, respectively, compared to $35 million and $126 million for the comparable periods in the prior year. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments. The Corporation performs a detailed credit quality review quarterly to determine the appropriateness of the allowance for loan losses and the allowance for credit losses on lending-related commitments and records provisions for each based on the results. For further discussion of both allowances, refer to the "Credit Risk" subheading in the "Risk Management" section of this financial review.
The provision for loan losses was $23 million for the three months ended September 30, 2012, compared to $38 million for the three months ended September 30, 2011, and was $54 million for the nine months ended September 30, 2012, compared to $134 million for the nine months ended September 30, 2011. The decreases of $15 million and $80 million in the provision for loan losses in the three- and nine-month periods ended September 30, 2012, respectively, when compared to the same periods in 2011, resulted primarily from continued improvements in credit quality, in part reflecting improvements in the U.S. economy, partially offset by an increase resulting from allowance methodology enhancements implemented in the first quarter 2012 and an increase in qualitative factors that indicate overall economic uncertainty. For further discussion of the Corporation's view of the U.S. economy and the allowance methodology enhancements, refer to the "Credit Risk" subheading in the "Risk Management" section of this financial review. Improvements in credit quality included a decline of $1.3 billion in the Corporation's internal watch list loans from September 30, 2011 to September 30, 2012. The Corporation's internal watch list is generally consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Reflected in the decline in watch list loans was a decrease in nonaccrual loans of $264 million from September 30, 2011 to September 30, 2012.
Net loan charge-offs for the third quarter 2012 were $43 million, or 0.39 percent of average total loans, a decrease of $34 million compared to $77 million, or 0.77 percent, for the third quarter 2011. The $34 million decrease in net loan charge-offs in the third quarter 2012, compared to the third quarter 2011, primarily reflected decreases in Small Business ($19 million) and Commercial Real Estate ($11 million). By geographic market, the decrease in net loan charge-offs in the third quarter 2012, compared to the third quarter 2011, primarily reflected decreases in the Western ($22 million) and Midwest ($21 million) markets.
Net loan charge-offs for the first nine months of 2012 decreased $135 million to $133 million, or 0.41 percent of average total loans, compared to $268 million, or 0.90 percent, for the same period in 2011. The $135 million decrease in net loan charge-offs in the first nine months of 2012, compared to the same period in 2011, primarily reflected decreases in Middle Market ($84 million), Small Business ($38 million) and Private Banking ($10 million). By geographic market, the decrease in net loan charge-offs in the first nine months of 2012, compared to the same period in 2011, primarily reflected decreases in the Midwest ($76 million) and Western ($50 million) markets.
The provision for credit losses on lending-related commitments increased $2 million to a benefit of $1 million for the three months ended September 30, 2012, compared to a benefit of $3 million for the comparable period in the prior year. The provision for credit losses on lending-related commitments increased $17 million to a provision of $9 million for the nine months ended September 30, 2012, compared to a benefit of $8 million for the comparable period in the prior year. The $17 million increase in the provision for credit losses on lending-related commitments in the nine months ended September 30, 2012, compared to the same period in the prior year, resulted primarily from the establishment of specific reserves in the second quarter 2012 for set aside/bonded stop loss commitments related to residential real estate construction credits in the Western Market and an increase in the probability of draw applied to all remaining unfunded commitments effective September 30, 2012 as a result of an updated analysis of borrower draw behavior. The Corporation establishes this provision to maintain an appropriate allowance to cover probable credit losses inherent in lending-related commitments, which is discussed under the "Credit Risk" subheading in the "Risk Management" section of this financial review. No provision for credit losses was recorded for Sterling lending-related commitments during the three- and nine-month periods ended September 30, 2012 and 2011 since the remaining purchase discount recorded for lending-related commitments acquired from Sterling exceeded the required allowance. Lending-related commitment charge-offs were insignificant in the three- and nine-month periods ended September 30, 2012 and 2011.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income
Noninterest income was $197 million for the three months ended September 30, 2012, a decrease of $4 million compared to $201 million for the same period in 2011. Card fees decreased $5 million in the three months ended September 30, 2012, compared to the same period in the prior year, reflecting the impact of regulatory limits on debit card transaction processing fees implemented in the fourth quarter 2011. Net securities gains decreased $12 million, as the third quarter 2011 included increased net securities gains related to the sale of Sterling legacy securities. Other noninterest income increased $13 million in the three months ended September 30, 2012, compared to the same period in the prior year, primarily reflecting a $9 million increase in deferred compensation asset returns. The increase in deferred compensation asset returns in noninterest income is offset by an increase in deferred compensation plan expense in noninterest expenses.
Noninterest income was $614 million for the first nine months of 2012, an increase of $4 million compared to $610 million for the same period in 2011. Service charges on deposit accounts increased $6 million, in part due to the nine-month impact of Sterling in the first nine months of 2012, compared to a two-month impact from Sterling in the first nine months of 2011. Commercial lending fees increased $7 million, primarily due to an increase in syndication agent fees, reflecting a higher volume of activity in the first nine months of 2012, compared to the same period in the prior year. Card fees decreased $12 million in the nine months ended September 30, 2012, compared to the same period in the prior year, reflecting the impact of regulatory limits on debit card transaction processing fees implemented in the fourth quarter 2011. Net securities gains decreased $7 million, primarily due to the same reason cited in the quarterly discussion above. Other noninterest income increased $11 million in the first nine months of 2012, compared to the same period in the prior year, primarily reflecting a $5 million annual incentive bonus received for the first time in the second quarter 2012 from the Corporation's third party credit card provider, and increases of $6 million in customer derivative income, $4 million in deferred compensation asset returns and $4 million in other customer driven fee income, partially offset by a decrease of $8 million in net income from principal investing and warrants, primarily due to one-time gains recognized in the first nine months of 2011, and an increase of $4 million in amortization of low income housing investments.
The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Other noninterest income:
Customer derivative income	$6	$3	$17	$11
Other customer driven fee income	19	17	56	52
Income from principal investing and warrants	—	2	6	14
Deferred compensation asset returns (a)	3	(6)	5	1
Amortization of low income housing investments	(15)	(13)	(43)	(39)
Incentive bonus from third-party credit card provider	—	—	5	—
All other	15	12	46	42
Total other noninterest income	$28	$15	$92	$81

(a)
Compensation deferred by the Corporation's officers is invested based on investment selections of the officers. Income earned on these assets is reported in noninterest income and the offsetting increase in liability is reported in salaries expense.

Noninterest Expenses
Noninterest expenses were $449 million for the three months ended September 30, 2012, a decrease of $14 million compared to $463 million for the same period in 2011. Salaries expense of $192 million was unchanged from the same period in the prior year, as an increase in deferred compensation plan expense and the impact of annual merit increases was offset by a decrease in headcount. Employee benefits expense increased $8 million, primarily reflecting increased pension expense. Merger and restructuring charges related to the acquisition of Sterling decreased $8 million for the three months ended September 30, 2012, compared to the same period in the prior year. Other noninterest expenses decreased $11 million in the three months ended September 30, 2012, compared to the same period in the prior year, primarily due to a $4 million decrease in litigation-related expenses, resulting primarily from developments on certain litigation claims during the three months ended September 30, 2011, and a $6 million increase in net gains recognized on sales of assets.
Noninterest expenses were $1.3 billion for the first nine months of 2012, an increase of $38 million compared to $1.3 billion for the comparable period in 2011. Salaries expense increased $17 million, primarily due to the impact of Sterling and the impact of annual merit increases. Employee benefits expense increased $28 million, primarily reflecting increased pension expense and the impact of Sterling. Other real estate expense decreased $13 million in the first nine months of 2012, compared to the same period in the prior year, primarily reflecting decreased write-downs and losses on sales of foreclosed property. Other noninterest expenses increased $10 million in the first nine months of 2012, compared to the same period in the prior year, primarily due to a $14 million increase in litigation-related expenses, resulting primarily from developments in certain litigation claims in the first nine months of 2012, and a $5 million increase in amortization of the core deposit intangible due to the acquisition of Sterling, partially offset by an $8 million increase in net gains recognized on sales of assets.
Provision for Income Taxes and Tax-Related Items
The provision for income taxes for the three months ended September 30, 2012 was $36 million, an increase of $8 million compared to $28 million for the same period in 2011. The increase in the provision for income taxes in the three months ended September 30, 2012, compared to the same period in 2011, was due primarily to an increase in income before income taxes during the same period, partially offset by a $4 million benefit related to an interest refund received from the Internal Revenue Service in the third quarter 2012.
The provision for income taxes for the first nine months of 2012 was $134 million, compared to $104 million for the same period in 2011. The $30 million increase in the provision for income taxes in the first nine months of 2012, compared to the same period in 2011, was due primarily to the same reasons cited in the quarterly discussion above. In addition, the provision for income taxes for the nine months ended September 30, 2011 included net after-tax charges of $8 million for various tax items.
Net deferred tax assets were $249 million at September 30, 2012, compared to $395 million at December 31, 2011, a decrease of $146 million, resulting primarily from the utilization of tax credits, accretion of the purchase discount on the acquired Sterling loan portfolio, a decrease in the allowance for loan losses, reversals of deferred tax assets related to expired stock options and an increase in net unrealized gains recognized in other comprehensive income. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed at both September 30, 2012 and December 31, 2011. This conclusion was based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events.
Profit Improvement Plan
As part of the 2012 annual planning process, the Corporation identified revenue enhancement and/or expense reduction initiatives (the “profit improvement plan”) in order to offset 2012 financial headwinds, such as higher pension and healthcare expenses, as well as the revenue impact of regulatory changes. Approximately one-third of the initiatives related to revenue opportunities and two-thirds related to expense reduction or increased efficiencies. The primary components of the profit improvement plan included:

•
Revenue enhancements, such as increasing cross-sell referrals, reviewing credit pricing, reallocation of front-line resources to faster growing businesses, and reviewing all fee-based pricing and rates on deposits.

•
Expense reduction/efficiency improvements, such as centralizing, standardizing and consolidating similar functions, selective outsourcing of non-core functions, consolidating vendors, reducing discretionary spending and increasing utilization of technology.

The Corporation is closely monitoring the execution of these initiatives, which includes monthly progress reporting to executive management. The success of the wide range of initiatives, such as those outlined above, ranging from pricing adjustments and a more aggressive strategy of pursuing qualified referrals to better utilization of resources, can be evaluated based on the degree to which such programs were executed or are on track based on management's expectations. However, the financial impact of many of the components of the profit improvement plan cannot be quantified in isolation from year-to-date events and the operations of the Corporation. The Corporation's year-to-date September 2012 results of operations indicate that the profit improvement plan objective of offsetting higher pension and healthcare expenses and the revenue impact of regulatory changes is being achieved.

Business Segments
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance Division. The performance of the business segments in not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to these unaudited consolidated financial statements presents financial results of these business segments for the nine months ended September 30, 2012 and 2011. For a description of the business activities of each business segment and the methodologies which form the basis for these results, refer to Note 13 to these unaudited financial statements and Note 23 to the consolidated financial statements in the Corporation's 2011 Annual Report.
The following table presents net income (loss) by business segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2012		2011
Business Bank	$628	87%	$522	92%
Retail Bank	42	6	14	2
Wealth Management	50	7	37	6
	720	100%	573	100%
Finance	(291)		(253)
Other	(38)		(23)
Total	$391		$297
The Business Bank's net income of $628 million increased $106 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Net interest income (FTE) of $1.1 billion increased $104 million in the nine months ended September 30, 2012, compared to the same period in the prior year, primarily due to the benefit provided by an increase of $3.5 billion in average loans, an increase in accretion of the purchase discount on the acquired Sterling loan portfolio of $23 million, an increase in net funds transfer pricing (FTP) credits, primarily due to the benefit provided by an increase of $3.7 billion in average deposits, and lower deposit rates, partially offset by lower loan yields. The provision for credit losses of $29 million decreased $7 million from the comparable period in the prior year, primarily reflecting a decrease in Middle Market, partially offset by an increase in Commercial Real Estate. Net credit-related charge-offs of $81 million decreased $85 million from the comparable period in the prior year, primarily due to a decrease in net charge-offs in Middle Market. Noninterest income of $240 million increased $8 million from the comparable period in the prior year, primarily due to a $7 million increase in commercial lending fees and smaller increases in several other noninterest income categories, partially offset by a $6 million decrease in warrant income. Noninterest expenses of $454 million decreased $33 million from the same period in the prior year, primarily due to decreases in corporate overhead expense ($15 million), other real estate expense ($11 million) and legal expenses ($4 million). The provision for income taxes (FTE) of $279 million for the nine months ended September 30, 2011 increased $46 million, compared to the same period in the prior year, primarily due to an increase in income before income taxes.
Net income for the Retail Bank of $42 million increased $28 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Net interest income (FTE) of $488 million increased $34 million in the nine months ended September 30, 2012 compared to the same period in the prior year, primarily due to an increase in net FTP credits, primarily due to the benefit provided by an increase of $2.2 billion in average deposits, an increase in accretion of the purchase discount on the acquired Sterling loan portfolio of $8 million, lower deposit rates and the benefit provided by an increase of $128 million in average loans, partially offset by lower loan yields. The provision for credit losses of $14 million decreased $49 million from the comparable period in the prior year, primarily reflecting decreases in Small Business and Personal Banking, both primarily in the Midwest and Western markets. Net credit-related charge-offs of $34 million decreased $40 million from the comparable period in the prior year, primarily due to decreases in Small Business in the Midwest and Western markets. Noninterest income of $131 million decreased $4 million from the comparable period in the prior year, primarily due to a $15 million decrease in card fees, partially offset by $5 million increase in service charges on deposit accounts and a $5 million annual incentive bonus received in 2012 from Comerica's third party credit card provider. Noninterest expenses of $542 million increased $42 million from the comparable period in the prior year, primarily due to increases in salaries and benefit expense ($18 million), processing charges ($13 million) and core deposit intangible amortization ($4 million). The increase in processing charges and salaries and benefit expense was primarily due to the full-year impact of Sterling. The provision for income taxes (FTE) of $21 million for the nine months ended September 30, 2012 increased $9 million, compared to the same period in the prior year, primarily due to an increase in income before income taxes.

Wealth Management's net income of $50 million increased $13 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Net interest income (FTE) of $140 million increased $3 million in the nine months ended September 30, 2012 compared to the same period in the prior year. Average deposits increased $647 million, reflecting increases in all major markets, while average loans decreased $214 million, primarily due to declines in the Midwest, Western and Florida markets. The provision for credit losses of $19 million decreased $10 million and net credit-related charge-offs of $18 million decreased $10 million from the comparable period in the prior year, with both decreases primarily reflecting decreases in the Western and Midwest markets, partially offset by increases in the Florida market. Noninterest income of $193 million increased $9 million from the comparable period in the prior year, primarily due to an increase of $6 million in investment banking fees. Noninterest expenses of $236 million increased $4 million from the comparable period in the prior year, primarily due to a $7 million increase in salaries and employee benefits expense, partially offset by a decrease in corporate overhead expense ($4 million). The provision for income taxes (FTE) of $28 million for the nine months ended September 30, 2012 increased $5 million, compared to the same period in the prior year, primarily due to an increase in income before income taxes.
The net loss in the Finance Division was $291 million for the nine months ended September 30, 2012, compared to a net loss of $253 million for the nine months ended September 30, 2011. Net interest expense (FTE) of $499 million increased $47 million in the nine months ended September 30, 2012, compared to the same period in the prior year, primarily as a result of the Corporation's internal FTP methodology as described on page F-13 of the Corporation's 2011 Annual Report. The Finance Division pays the three major business segments for the long-term value of deposits based on their assumed lives. The three major business segments pay the Finance Division for funding based on the pricing and term characteristics of their loans. The increase in net interest expense (FTE) was primarily due to an increase in average deposits in the three major business segments and a decrease in average loans in Wealth Management. Noninterest income of $44 million decreased $13 million, primarily due to gains from sales of Sterling legacy securities recognized in 2011. Noninterest expenses of $8 million were unchanged from the comparable period in the prior year. The benefit for income taxes (FTE) of $172 million for the nine months ended September 30, 2012 increased $22 million, compared to the same period in the prior year, primarily resulting from an increase in losses before income taxes.
The net loss in the Other category of $38 million for the nine months ended September 30, 2012 increased $15 million from the comparable period in the prior year. The increase in net loss primarily reflected a $25 million increase in noninterest expenses, partially offset by an increase of $9 million in the benefit for income taxes (FTE). The increase in noninterest expenses primarily reflected increases in litigation and legal expenses, partially offset by a decrease in merger and restructuring charges. The increase in the benefit for income taxes was primarily due to an increase in losses before income taxes.
Market Segments
Market segment results are provided for the Corporation's four primary geographic markets: Midwest, Western, Texas and Florida. In addition to the four primary geographic markets, Other Markets and International are also reported as market segments. The Finance & Other category includes items not directly associated with the market segments. Note 13 to these unaudited consolidated financial statements presents a description of each of these market segments as well as the financial results for the nine months ended September 30, 2012 and 2011.
The following table presents net income (loss) by market segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2012		2011
Midwest	$214	30%	$174	30%
Western	204	28	150	26
Texas	145	20	126	22
Florida	(6)	(1)	(7)	(1)
Other Markets	126	18	91	16
International	37	5	39	7
	720	100%	573	100%
Finance & Other (a)	(329)		(276)
Total	$391		$297
(a)    Includes items not directly associated with the market segments.

The Midwest market's net income of $214 million increased $40 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Net interest income (FTE) of $587 million decreased $20 million from the comparable period in the prior year, primarily due to a decrease in loan yields and the impact of a $323 million decrease in average loans, partially offset by lower deposit rates and the a decrease in net FTP funding costs. The provision for credit losses of $14 million decreased $52 million from the comparable prior year period, primarily reflecting decreases in Small Business, Corporate, Personal Banking and Private Banking, partially offset by an increase in Middle Market. Net credit-related charge-offs of $40 million decreased $75 million from the comparable period in the prior year, primarily due to decreases in Middle Market and Small Business. Noninterest income of $290 million decreased $6 million from the comparable prior year period, primarily due to a $7 million decrease in card fees and smaller decreases in several other noninterest income categories, partially offset by a $6 million increase in investment banking income. Noninterest expenses of $534 million decreased $26 million from the comparable prior year period, primarily due to decreases in corporate overhead expense ($13 million) and other real estate expense ($11 million). The provision for income taxes (FTE) of $115 million for the nine months ended September 30, 2012 increased $12 million compared to the same period in the prior year, primarily resulting from an increase in income before income taxes.
The Western market's net income of $204 million increased $54 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Net interest income (FTE) of $529 million increased $34 million from the comparable period in the prior year, primarily due to the benefit provided by a $694 million increase in average loans, an increase in FTP funding credits, reflecting the benefit provided by a $1.9 billion increase in average deposits, a decrease in FTP funding costs, and lower deposit rates, partially offset by lower loan yields. The provision for credit losses decreased $47 million, to a benefit of $6 million, from the comparable prior year period, primarily reflecting decreases in Middle Market and Small Business, partially offset by an increase in Corporate. Net credit-related charge-offs of $34 million decreased $50 million from the comparable period in the prior year, primarily due to decreases in Middle Market, Small Business and Commercial Real Estate. Noninterest income of $104 million decreased $2 million from the comparable prior year period, primarily due to a $4 million decrease in warrant income. Noninterest expenses of $315 million decreased $10 million from the comparable prior year period, primarily due to a decrease in corporate overhead expense ($10 million). The provision for income taxes (FTE) of $120 million for the nine months ended September 30, 2012 increased $35 million compared to the same period in the prior year, primarily resulting from an increase in income before income taxes.
The Texas market's net income increased $19 million to $145 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Net interest income (FTE) of $433 million increased $114 million from the comparable period in the prior year, primarily due to an increase in accretion of the purchase discount on the acquired Sterling loan portfolio of $31 million, the benefit provided by a $2.2 billion increase in average loans and an increase in net FTP funding credits, primarily due to the benefit provided by an increase of $3.2 billion in average deposits. The benefit provided by lower deposit rates was largely offset by an increase in interest-bearing deposits. The increases in average loans and average deposits were primarily due to the impact of Sterling. The provision for credit losses increased $37 million, to $31 million, from the comparable prior year period, primarily reflecting a increases in Commercial Real Estate and Middle Market (primarily Energy). Net credit-related charge-offs of $17 million increased $4 million from the comparable prior year period, primarily due to an increase in Commercial Real Estate, partially offset by a decrease in Middle Market. Noninterest income of $93 million increased $16 million from the comparable prior year period, in part due to the impact of Sterling, and primarily reflecting increases of $7 million in service charges on deposit accounts, $7 million in commercial lending fees and smaller increases in most other noninterest income categories. Noninterest expenses of $271 million increased $66 million from the comparable prior year period, largely due to the impact of Sterling, and primarily reflecting increases in salaries and benefits expense ($18 million), processing charges ($13 million), corporate overhead expense ($6 million), core deposit intangible amortization ($5 million) and smaller increases in most other noninterest expense categories. The provision for income taxes (FTE) of $79 million for the nine months ended September 30, 2012 increased $8 million compared to the same period in the prior year, primarily resulting from an increase in income before income taxes.
The net loss in the Florida market was $6 million for the nine months ended September 30, 2012, compared to a net loss of $7 million for the nine months ended September 30, 2011. Net interest income (FTE) of $31 million decreased $3 million from the comparable period in the prior year, primarily due to the impact of a $150 million decrease in average loans. The provision for credit losses of $21 million was unchanged from the comparable prior year period, as an increase in Private Banking was offset by decreases in Commercial Real Estate and Middle Market. Net credit-related charge-offs of $22 million decreased $6 million from the comparable prior year period, primarily due to a decrease in Commercial Real Estate, partially offset by an increase in Private Banking. Noninterest income of $11 million was unchanged from the comparable prior year period. Noninterest expenses of $31 million decreased $4 million from the comparable prior year period, primarily due to smaller decreases in several noninterest expense categories.

Net income in Other Markets of $126 million for the nine months ended September 30, 2012 increased $35 million compared to the nine months ended September 30, 2011. Net interest income (FTE) of $142 million increased $19 million from the comparable period in the prior year, primarily the result of the benefits provided by increases of $976 million in average loans and $346 million in average deposits, partially offset by lower loan yields. The provision for credit losses decreased $9 million from the comparable prior year period, primarily due to a decrease in Middle Market, partially offset by increases in Commercial Real Estate and Mortgage Banker Finance. Net credit-related charge-offs of $19 million decreased $7 million from the comparable prior year period, primarily due to a decrease in Middle Market, partially offset by an increase in Commercial Real Estate. Noninterest income of $38 million increased $4 million from the comparable prior year period, primarily due to a $5 million annual incentive bonus received in the second quarter 2012 from Comerica's third party credit card provider. Noninterest expenses of $56 million decreased $10 million from the comparable prior year period, primarily due to small decreases, partially offset by small increases in several noninterest expense categories.
The International market's net income of $37 million for the nine months ended September 30, 2012, decreased $2 million compared to the nine months ended September 30, 2011. Net interest income (FTE) of $56 million decreased $3 million from the comparable period in the prior year, primarily due to a $37 million decrease in average deposits and a decrease in loan yields. The provision for credit losses increased $5 million, to $2 million, compared to the comparable prior year period. Net credit-related charge-offs decreased $1 million from the comparable prior year period. Noninterest income of $28 million increased $1 million from the comparable prior year period. Noninterest expenses of $25 million decreased $3 million from the comparable prior year period, primarily due to small decreases in several other noninterest expense categories.
The net loss for the Finance & Other segment was $329 million in the nine months ended September 30, 2012, compared to a net loss of $276 million in the nine months ended September 30, 2011. The $53 million increase in net loss resulted from the same reasons noted in the Finance Division and Other category discussions under the “Business Segments” heading above.
The following table lists the Corporation's banking centers by geographic market segment.

	September 30,
	2012	2011
Midwest (Michigan)	216	218
Texas	140	151
Western:
California	105	104
Arizona	18	17
Total Western	123	121
Florida	10	11
International	1	1
Total	490	502

Financial Condition
Total assets were $63.3 billion at September 30, 2012, an increase of $2.3 billion from $61.0 billion at December 31, 2011, primarily reflecting increases of $1.5 billion in total loans, $465 million in investment securities available-for-sale and $431 million in interest-bearing deposits with banks. On an average basis, total assets increased $2.2 billion to $63.3 billion in the third quarter 2012, compared to the fourth quarter 2011, resulting primarily from a $2.1 billion increase in average loans.
The following tables provide information about the change in the Corporation's average loan portfolio in the third quarter 2012, compared to the fourth quarter 2011.

	Three Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2012	December 31, 2011	Change
Average Loans:
Commercial loans by business line:
General	$9,485	$9,122	$363	4%
National Dealer Services	2,825	1,960	865	44
Energy	2,616	1,924	692	36
Technology and Life Sciences	1,736	1,452	284	20
Environmental Services	643	518	125	24
Entertainment	615	559	56	10
Total Middle Market	17,920	15,535	2,385	15
Corporate	3,518	3,061	457	15
Mortgage Banker Finance	1,994	1,534	460	30
Commercial Real Estate	772	785	(13)	(2)
Total Business Bank	24,204	20,915	3,289	16
Total Retail Bank	1,155	1,222	(67)	(6)
Total Wealth Management	1,341	1,378	(37)	(3)
Total commercial loans	26,700	23,515	3,185	14
Real estate construction loans	1,389	1,619	(230)	(14)
Commercial mortgage loans	9,670	10,388	(718)	(7)
Lease financing	852	919	(67)	(7)
International loans	1,302	1,128	174	15
Residential mortgage loans	1,488	1,591	(103)	(6)
Consumer loans	2,196	2,294	(98)	(4)
Total loans	$43,597	$41,454	$2,143	5%
Average Loans By Geographic Market:
Midwest	$13,468	$13,725	$(257)	(2)%
Western	13,163	12,026	1,137	9
Texas	9,585	8,952	633	7
Florida	1,328	1,457	(129)	(9)
Other Markets	4,266	3,723	543	15
International	1,787	1,571	216	14
Total loans	$43,597	$41,454	$2,143	5%
In the third quarter 2012, the Corporation completed a review of the revenue size of the customer base within certain business lines. As a result, several former "specialty businesses" were designated as Middle Market businesses and are presented as such in the table above. In general, Middle Market serves customers with annual revenue between $20 million and $500 million; while Corporate serves customers with revenue over $500 million, and Small Business serves customers with revenue under $20 million.
Average loans for the three months ended September 30, 2012 increased $2.1 billion, or 5 percent, to $43.6 billion, compared to the three months ended December 31, 2011, primarily reflecting an increase of $3.2 billion, or 14 percent, in commercial loans, partially offset by a decrease of $948 million, or 8 percent, in commercial real estate loans (commercial mortgage and real estate construction loans). The increase in average commercial loans primarily reflected increases in Middle Market ($2.4 billion) , Mortgage Banker Finance ($460 million) and Corporate ($457 million). The increase in Middle Market primarily reflected increases in National Dealer Services ($865 million) and Energy ($692 million), as well as increases in the remaining Middle Market categories as outlined in the table above. Changes in average total loans by geographic market is also provided in the table above.

Total liabilities increased $2.1 billion to $56.2 billion at September 30, 2012, compared to December 31, 2011, primarily due to an increase of $2.2 billion in total deposits, partially offset by a decrease of $204 million in medium- and long-term debt. On an average basis, total liabilities increased $2.1 billion in the third quarter 2012, compared to the fourth quarter 2011, primarily due to increases of $2.1 billion in average deposits. The increases in average deposits from the fourth quarter 2011 to the third quarter 2012 resulted primarily from an increase in average noninterest-bearing deposits of $2.3 billion and primarily reflected increases in Middle Market ($1.8 billion) and Private Banking ($339 million). The increase in Middle Market primarily reflected increases in Middle Market General ($1.4 billion) and Technology and Life Sciences ($767 million), partially offset by a decrease in Energy ($332 million). By geographic market, the increase in average deposits from the fourth quarter 2011 to the third quarter 2012 primarily reflected increases in the Western ($1.5 billion), Midwest ($550 million) and Other ($409 million) markets, partially offset by a decrease in the Texas market ($392 million).
Capital
Total shareholders' equity increased $216 million to $7.1 billion at September 30, 2012, compared to December 31, 2011. The following table presents a summary of changes in total shareholders' equity for the nine months ended September 30, 2012.

(in millions)
Balance at January 1, 2012		$6,868
Retention of earnings (net income less cash dividends declared)		313
Other comprehensive income:
Investment securities available-for-sale	$71
Defined benefit and other postretirement plans	32
Total other comprehensive income		103
Purchase of common stock		(215)
Issuance of common stock under employee stock plans		(14)
Share-based compensation		29
Balance at September 30, 2012		$7,084
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
In November 2010, the Board of Directors of the Corporation authorized the repurchase of up to 12.6 million shares of Comerica Incorporated outstanding common stock and authorized the purchase of up to all 11.5 million of the Corporation's original outstanding warrants. On April 24, 2012, the Board authorized the repurchase of an additional 5.7 million shares of Comerica Incorporated outstanding common stock. There is no expiration date for the Corporation's share repurchase program. For further information regarding the repurchase program, refer to Note 14 to the consolidated financial statements in the Corporation's 2011 Annual Report. The following table summarizes the Corporation's repurchase activity during the nine months ended September 30, 2012.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2012	1,125	18,822		1,257	$29.28	$—
Total second quarter 2012	2,884	21,596	(d)	2,908	30.51	—
July 2012	1,147	20,449		1,150	30.47	—
August 2012	1,485	18,964		1,485	30.81	—
September 2012	296	18,668		296	31.09	—
Total third quarter 2012	2,928	18,668		2,931	30.71	—
Total 2012	6,937	18,668		7,096	$30.37	$—

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 159 thousand shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan. These transactions are not considered part of the Corporation's repurchase program.

(c)	The Corporation made no repurchases of warrants under the repurchase program during the nine months ended September 30, 2012.

(d)	Includes the impact of the additional share repurchase authorization approved by the Board on April 24, 2012.

Risk-based regulatory capital standards are designed to make regulatory capital requirements more sensitive to differences in credit risk profiles among banking institutions and to account for off-balance sheet exposure. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. As shown in the table below, the Corporation's capital ratios decreased from December 31, 2011 to September 30, 2012.
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	September 30, 2012		December 31, 2011
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (a) (b)	$6,685	10.32%	$6,557	10.37%
Tier 1 risk-based (4.00% - minimum) (b)	6,685	10.32	6,582	10.41
Total risk-based (8.00% - minimum) (b)	8,830	13.63	9,015	14.25
Leverage (3.00% - minimum) (b)	6,685	10.71	6,582	10.92
Tangible common equity (a)	6,424	10.25	6,201	10.27

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

(b)	September 30, 2012 capital and ratios are estimated.
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
According to the proposed rules, the Corporation will be subject to the capital conservation buffer of 2.5 percent to avoid restrictions on capital distributions and discretionary bonuses. However, the rules as proposed would not subject the Corporation to the capital countercyclical buffer of up to 2.5 percent or the supplemental leverage ratio. The Corporation currently estimates that its September 30, 2012 capital ratios would be in compliance with the fully phased-in Basel III capital rules as proposed. Under the proposed rules, the Corporation estimates the September 30, 2012 Tier 1 risk-based ratio would be 90 basis points to 110 basis points lower than the ratio calculated under the existing rules, as presented in the table above.
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
The allowance for loan losses includes specific allowances, based on individual evaluations of certain loans, and allowances for homogeneous pools of loans with similar risk characteristics. The allowance for business loans not individually evaluated is determined quantitatively by applying standard reserve factors to the pool of business loans within each internal risk rating, including incremental reserves to cover losses in industries and/or portfolios experiencing elevated loss levels. The allowance also may include a qualitative adjustment, which is determined based on an established framework. The determination of the appropriate adjustment is based on management's analysis of observable macroeconomic metrics, including consideration of regional metrics within the Corporation's footprint, internal credit risk movement and a qualitative assessment of the lending environment, including underwriting standards, current economic and political conditions, and other factors affecting credit quality. The framework enables management to develop a view of the uncertainties that exist but are not yet reflected in the standard reserve factors.
In the first quarter 2012, the Corporation implemented enhancements to the methodology used for determining standard reserve factors for business loans not individually evaluated. The enhancements, which resulted in an incremental increase to the allowance for loan losses of $25 million in the first quarter 2012, included (a) estimating probability of default and loss given default from a national perspective, in addition to a market-by-market basis, and (b) expanding the time horizon of historical, migration-based probability of default and loss given default experience used to develop the standard reserve factors for each internal risk rating. By expanding the horizon on migration and loss history, the Corporation is better able to capture the inherent losses in the core business loan portfolio, as the improving charge-off rates from recent periods may not be reflective of future trends given the environment of continued economic uncertainty as described below, and the expanded horizon reflects both earlier periods in the cycle that include peak periods of credit losses, as well as the more recent improvement in credit quality trends. Estimating probability of default and loss given default from a national perspective provides a deeper data pool, unites the markets on a single platform, promoting enhanced consistency across the organization, and reflects the Corporation's view that borrower performance is impacted by changes in national economic conditions in addition to changes in the local economy.
The U.S. economy slowed through the second quarter 2012 with a low 1.3 percent annual growth rate for real gross domestic product. Data through the third quarter 2012 generally improved, and moderately better conditions are expected to extend into the fourth quarter 2012 as well. Despite the trend toward firmer U.S. data, significant downside risk factors remain in place, at least through mid-2013. Downside risk associated with global macroeconomic conditions, particularly in Europe and in Asia, remains significant. Also, the combination of federal tax increases and spending cuts known as the "Fiscal Cliff" is scheduled to take effect in early 2013 unless the U.S. Congress acts to change current law. According to studies conducted by the Congressional Budget Office, the "Fiscal Cliff" will push the U.S. economy back into recession in 2013 if nothing is done to change its current dimensions. In the Corporation's economic forecast for 2013 we assume that there will be a partial strength "Fiscal Cliff." This will create enough of a drag to keep growth in the U.S. economy weak through early 2013, but not enough to cause a recession. In mid-September 2012, the Federal Reserve announced a new quantitative easing program of agency mortgage-backed securities purchases, known as QE3. In addition to QE3 the Federal Reserve announced its intention to keep the federal funds rate near zero through mid-2015. A key difference between QE3 and the previous two rounds is that QE3 is an open-ended program with no set completion date. QE3 is expected to continue at least through the spring of 2013, and likely longer, until labor market conditions have significantly improved. Two benefits of QE3 are increased equity prices and decreased mortgage interest rates. Both benefits are expected to add to the current moderate pace of consumer spending and to the improving pace of new and existing home purchases for the remainder of 2012 and into 2013. Credit-fueled consumer purchasing, including cars, homes and other big-ticket items, is helping to offset the drag from weaker export markets. The Texas economy continues to be a growth leader. Oil drilling activity remains strong. However, natural gas drilling is declining in response to very low natural gas prices. As of early October 2012, the natural gas rig count was down more than 50 percent from a year ago. The Michigan economy is being supported by gains in U.S. automotive sales. September 2012 U.S. automotive sales increased to a 14.9 million unit annual rate. Ample pent-up demand plus increasing credit availability are expected to support ongoing moderate gains in automotive sales through 2013. California is showing more momentum, boosted by strengthening economic activity in Northern California.
The allowance for loan losses was $647 million at September 30, 2012, compared to $726 million at December 31, 2011, a decrease of $79 million, or 11 percent. The decrease resulted primarily from improvements in credit quality, in part reflecting improvements in the U.S. economy as discussed above, partially offset by increased loan volumes and increases in the allowance for loan losses resulting from the methodology enhancements described above and an increase in qualitative factors that indicate overall economic uncertainty. Improvements in credit quality included a decline of $814 million in the Corporation's internal watch list loans from December 31, 2011 to September 30, 2012, a decrease in the inflow to nonaccrual (based on an analysis of nonaccrual loans with balances greater than $2 million) of $278 million and a decrease in net credit-related charge-offs of $135 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The $79 million decrease in the allowance for loan losses primarily reflected decreases in Commercial Real Estate, Middle Market and Small Business. The allowance for loan losses as a percentage of total period-end loans was 1.46 percent at September 30, 2012, compared to 1.70 percent at December 31, 2011. Nonperforming loans of $692 million at September 30, 2012 decreased $195 million, compared to December 31, 2011. Loan charge-offs are taken as amounts are determined to be uncollectible. A measure of the level of charge-offs already taken on nonaccrual loans is the current book balance as a percentage of the contractual amount owed. At both September 30, 2012 and December 31, 2011, nonaccrual loans were charged-off to approximately 60 percent of the contractual amount. This level of write-downs is consistent with losses experienced on loan defaults in the first nine months of 2012 and in recent years. The allowance as a percentage of total nonperforming loans was 94 percent at September 30, 2012, compared to 82 percent at December 31, 2011. The Corporation's loan portfolio is primarily composed of business loans, which, in the event of default, are typically carried on the books at fair value as nonperforming assets for a longer period of time than are consumer loans, which are generally fully charged off when they become nonperforming, resulting in a lower nonperforming loan allowance coverage when compared to banking organizations with higher concentrations of consumer loans.
Loans acquired from Sterling were initially recorded at fair value, which included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses was recorded for these loans at acquisition. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount. At September 30, 2012, the allowance for loan losses on loans acquired from Sterling was $2 million, and $49 million of purchase discount remained, compared to no allowance for loan losses and $96 million of purchase discounts at December 31, 2011. Purchased credit impaired (PCI) loans are not considered nonperforming loans.
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
The allowance for credit losses on lending-related commitments was $35 million at September 30, 2012, an increase of $9 million from $26 million at December 31, 2011. The $9 million increase in the allowance for credit losses on lending-related commitments resulted primarily from the establishment of specific reserves in the second quarter 2012 for set aside/bonded stop loss commitments related to residential real estate construction credits in the Western Market and an increase in the probability of draw applied to all remaining unfunded commitments effective September 30, 2012 as a result of updated analysis of borrower draw behavior. An allowance for credit losses will be recorded on Sterling lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. At September 30, 2012, $2 million of purchase discount for lending-related commitments acquired from Sterling remained and no allowance was recorded, compared to $3 million of remaining purchase discount and no allowance at December 31, 2011.

Nonperforming assets include loans on nonaccrual status, troubled debt restructured loans (TDRs) which have been renegotiated to less than the original contractual rates (reduced-rate loans) and real estate which has been acquired through foreclosure and is awaiting disposition (foreclosed property). Nonperforming TDRs, other than reduced-rate loans, are on nonaccrual status. Nonperforming assets do not include PCI loans. Nonperforming assets decreased $226 million to $755 million at September 30, 2012, from $981 million at December 31, 2011. The table below presents nonperforming asset balances by category.

(dollar amounts in millions)	September 30, 2012	December 31, 2011
Nonaccrual loans:
Business loans:
Commercial	$154	$237
Real estate construction:
Commercial Real Estate business line (a)	45	93
Other business lines (b)	6	8
Total real estate construction	51	101
Commercial mortgage:
Commercial Real Estate business line (a)	137	159
Other business lines (b)	219	268
Total commercial mortgage	356	427
Lease financing	3	5
International	—	8
Total nonaccrual business loans	564	778
Retail loans:
Residential mortgage	69	71
Consumer:
Home equity	28	5
Other consumer	4	6
Total consumer	32	11
Total nonaccrual retail loans	101	82
Total nonaccrual loans	665	860
Reduced-rate loans	27	27
Total nonperforming loans	692	887
Foreclosed property	63	94
Total nonperforming assets	$755	$981
Nonperforming loans as a percentage of total loans	1.57%	2.08%
Nonperforming assets as a percentage of total loans and foreclosed property	1.71	2.29
Allowance for loan losses as a percentage of total nonperforming loans	94	82
Loans past due 90 days or more and still accruing	$36	$58
Loans past due 90 days or more and still accruing as a percentage of total loans	0.08%	0.14%

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2012	June 30, 2012	December 31, 2011
Balance at beginning of period	$719	$830	$929
Loans transferred to nonaccrual (a)	35	47	99
Nonaccrual business loan gross charge-offs (b)	(46)	(56)	(76)
Loans transferred to accrual status (a)	—	(41)	—
Nonaccrual business loans sold (c)	(20)	(16)	(19)
Payments/Other (d)	(23)	(45)	(73)
Balance at end of period	$665	$719	$860
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$46	$56	$76
Performing watch list loans	1	—	—
Retail loans	12	8	9
Total gross loan charge-offs	$59	$64	$85
(c) Analysis of loans sold:
Nonaccrual business loans	$20	$16	$19
Performing watch list loans	42	7	—
Total loans sold	$62	$23	$19
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at September 30, 2012 and December 31, 2011. At September 30, 2012 there were 1,655 borrowers with nonaccrual loan balances, an increase of 564 borrowers compared to December 31, 2011. The increase was primarily due to an increase in the number of borrowers with nonaccrual loan balances under $2 million which primarily resulted from modification made to the Corporation's residential mortgage and home equity nonaccrual policies as described later in this section.

	September 30, 2012		December 31, 2011
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,586	$286	996	271
$2 million - $5 million	42	133	56	170
$5 million - $10 million	18	127	22	154
$10 million - $25 million	9	119	16	237
Greater than $25 million	—	—	1	28
Total at September 30, 2012	1,655	$665	1,091	860
There were 7 borrowers with balances greater than $2 million, totaling $35 million, transferred to nonaccrual status in the third quarter 2012, a decrease of $12 million when compared to $47 million in the second quarter 2012. Of the transfers to nonaccrual in the third quarter 2012, $20 million were from Middle Market, $9 million were from Private Banking and $6 million were from Commercial Real Estate. There were no borrowers with a balance greater than $10 million transferred to nonaccrual in the third quarter 2012.

The following table presents a summary of nonaccrual loans at September 30, 2012 and loans transferred to nonaccrual and net loan charge-offs for the three months ended September 30, 2012, based primarily on Standard Industrial Classification (SIC) industry categories.

	September 30, 2012		Three Months Ended September 30, 2012
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Real Estate	$205	30%	$6	16%	$6	15%
Services	96	14	17	51	8	19
Residential Mortgage	69	10	—	—	6	12
Holding & Other Invest. Co.	58	9	—	—	2	5
Manufacturing	45	7	—	—	1	3
Retail Trade	44	7	—	—	5	14
Hotels, etc.	39	6	—	—	2	5
Natural Resources	19	3	—	—	4	11
Wholesale Trade	21	3	7	19	2	4
Utilities	21	3	5	14	1	3
Finance	4	1	—	—	2	5
Contractors	8	1	—	—	—	1
Transportation & Warehousing	6	1	—	—	—	—
Entertainment	5	1	—	—	—	—
Other (b)	25	4	—	—	4	3
Total	$665	100%	$35	100%	$43	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
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
In the second quarter of 2012, the Corporation modified its residential mortgage and home equity nonaccrual policy. Under the new policy, residential mortgage and home equity loans are generally placed on nonaccrual status once they become 90 days past due (previously no later than 180 days past due) and are charged off to current appraised values less costs to sell no later than 180 days past due.
In addition, effective second quarter 2012, the Corporation placed on nonaccrual status certain current junior lien home equity loans in which the Corporation holds and services the senior position, when full collection of the senior position is in doubt. In the third quarter 2012, the Corporation applied the same policy to junior lien home equity loans held by the Corporation for which the senior liens are serviced by others. Effective September 30, 2012, substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status when full collection of the senior position is in doubt.
In the third quarter 2012, in connection with recently issued regulatory guidance, the Corporation further modified its nonaccrual and charge-off policy regarding Chapter 7 bankruptcy residential mortgage and consumer loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Effective September 30, 2012, such loans are placed on nonaccrual status and written down to estimated collateral value, without regard to the actual payment status of the loan, and are classified as troubled debt restructurings (TDRs). These modifications resulted in $4 million of write-downs and $8 million of nonaccrual TDRs. Of the $8 million of nonaccrual TDRs, $6 million were previously considered nonaccrual loans, therefore the net increase to nonperforming assets was $2 million. Other consumer loans are generally not placed on nonaccrual status and are charged off at no later than 120 days past due.

At September 30, 2012, TDRs totaled $326 million, of which $207 million were nonperforming ($180 million nonaccrual TDRs and $27 million reduced-rate TDRs) and $119 million were considered performing. Performing TDRs included $65 million of commercial loans (primarily in Middle Market, Corporate and Private Banking) and $54 million of commercial mortgage loans (primarily in Middle Market and Commercial Real Estate) at September 30, 2012. At December 31, 2011, TDRs totaled $331 million, including $206 million nonaccrual TDRs, $27 million reduced-rate TDRs and $98 million TDRs considered performing. The $3 million decrease in total TDRs was the result of payment and payoff activity, as well as loan sales, and primarily reflected a decrease in Middle Market, partially offset by increases in Commercial Real Estate and Personal Banking.
Loans past due 30-89 days decreased $118 million to $157 million at September 30, 2012, compared to $275 million at December 31, 2011. Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 90 days or more and still accruing are summarized in the following table. The decrease in residential mortgage and consumer loans past due 90 days or more and still accruing interest from December 31, 2011 to September 30, 2012 in the table below was primarily due to the change in nonaccrual policy discussed previously.

(in millions)	September 30, 2012	December 31, 2011
Business loans:
Commercial	$12	$8
Real estate construction	2	1
Commercial mortgage	16	32
Total business loans	30	41
Retail loans:
Residential mortgage	—	6
Home equity	—	6
Other consumer	6	5
Total retail loans	6	17
Total loans past due 90 days or more and still accruing	$36	$58
The following table presents a summary of total internal watch list loans. Watch list loans with balances of $2 million or more on nonaccrual status or whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. The $814 million decrease in total watch list loans, compared to December 31, 2011, is reflected in the decrease in the allowance for loan losses in the same period.

(dollar amounts in millions)	September 30, 2012	June 30, 2012	December 31, 2011
Total watch list loans	$3,653	$3,835	$4,467
As a percentage of total loans	8.3%	8.7%	10.5%
The following table presents a summary of foreclosed property by property type.

(in millions)	September 30, 2012	June 30, 2012	December 31, 2011
Construction, land development and other land	$25	$24	$32
Single family residential properties	20	21	14
Other non-land, nonresidential properties	18	22	48
Total foreclosed property	$63	$67	$94
At September 30, 2012, foreclosed property totaled $63 million and consisted of approximately 173 properties, compared to $94 million and approximately 223 properties at December 31, 2011.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	September 30, 2012	June 30, 2012	December 31, 2011
Balance at beginning of period	$67	$67	$87
Acquired in foreclosure	11	15	31
Write-downs	(2)	(2)	(3)
Foreclosed property sold (a)	(13)	(13)	(21)
Balance at end of period	$63	$67	$94
(a) Net gain on foreclosed property sold	$1	$2	$2

At September 30, 2012, there were 6 foreclosed properties each with a carrying value greater than $2 million, totaling $25 million, compared to 8 foreclosed properties totaling $44 million at December 31, 2011. Of the foreclosed properties with balances greater than $2 million at September 30, 2012, $11 million were from Middle Market and $8 million were from Private Banking. At September 30, 2012, there were no foreclosed properties with a carrying value greater than $10 million, compared to one foreclosed property with a carrying value of $18 million at December 31, 2011.
For further information regarding credit quality and the allowance for credit losses, refer to Note 4 to these unaudited consolidated financial statements.
Commercial and Residential Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category as of September 30, 2012 and December 31, 2011.

(in millions)	September 30, 2012	December 31, 2011
Real estate construction loans:
Commercial Real Estate business line (a)	$1,003	$1,103
Other business lines (b)	389	430
Total real estate construction loans	$1,392	$1,533
Commercial mortgage loans:
Commercial Real Estate business line (a)	$2,020	$2,507
Other business lines (b)	7,539	7,757
Total commercial mortgage loans	$9,559	$10,264

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $11.0 billion at September 30, 2012, of which $3.0 billion, or 28 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate investors and developers. The remaining $8.0 billion, or 72 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio totaled $1.4 billion at September 30, 2012. The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Of the $1.0 billion of real estate construction loans in the Commercial Real Estate business line, $45 million were on nonaccrual status at September 30, 2012. Real estate construction loan charge-offs in the Commercial Real Estate business line totaled $6 million for the nine months ended September 30, 2012. In other business lines, $6 million of real estate construction loans were on nonaccrual status at September 30, 2012 and charge-offs totaled $1 million for the nine months ended September 30, 2012.
The commercial mortgage loan portfolio totaled $9.6 billion at September 30, 2012 and included $2.0 billion in the Commercial Real Estate business line and $7.6 billion in other business lines. Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $2.0 billion of commercial mortgage loans in the Commercial Real Estate business line, $137 million were on nonaccrual status at September 30, 2012. Commercial mortgage loan charge-offs in the Commercial Real Estate business line totaled $41 million for the nine months ended September 30, 2012. In other business lines, $219 million of commercial mortgage loans were on nonaccrual status at September 30, 2012 and charge-offs totaled $37 million for the nine months ended September 30, 2012.

The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

	September 30, 2012
	Location of Property							December 31, 2011
(dollar amounts in millions) Project Type:	Western	Michigan	Texas	Florida	Other Markets	Total	% of Total	Total	% of Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$97	$7	$26	$9	$7	$146	14%	$114	10%
Land development	8	5	15	—	29	57	6	76	7
Total residential	105	12	41	9	36	203	20	190	17
Other construction:
Multi-family	118	—	169	18	21	326	32	287	25
Retail	62	38	94	2	27	223	22	264	24
Multi-use	15	—	37	—	—	52	5	118	11
Office	83	—	28	—	—	111	11	133	12
Commercial	12	4	20	—	—	36	4	17	2
Land development	9	8	4	—	—	21	2	22	2
Other	3	—	—	2	—	5	1	8	1
Other Sterling real estate construction loans (a)	—	—	26	—	—	26	3	64	6
Total	$407	$62	$419	$31	$84	$1,003	100%	$1,103	100%
Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Single family	$17	$3	$11	$2	$16	$49	2%	$64	3%
Land carry	60	29	14	19	8	130	6	142	5
Total residential	77	32	25	21	24	179	8	206	8
Other commercial mortgage:
Multi-family	123	57	78	122	29	409	20	534	22
Retail	175	67	72	44	29	387	19	471	18
Multi-use	107	17	30	—	22	176	9	217	9
Land carry	63	57	30	10	10	170	8	198	8
Office	114	41	47	—	13	215	11	224	8
Commercial	82	33	29	1	8	153	8	213	8
Other	15	21	34	—	26	96	5	101	3
Other Sterling commercial mortgage loans (a)	26	1	204	4	—	235	12	343	16
Total	$782	$326	$549	$202	$161	$2,020	100%	$2,507	100%

(a)
Acquired loans for which complete information related to project type is not available. Prior period balances have been reclassified related to loans for which information related to project type has become available in the current period.

The following table summarizes the Corporation's residential mortgage and home equity loan portfolio by geographic market as of September 30, 2012.

	September 30, 2012
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Midwest	$445	30%	$896	56%
Western	530	36	418	27
Texas	306	20	212	14
Florida	210	14	44	3
Other Markets	4	—	—	—
Total	$1,495	100%	$1,570	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.1 billion at September 30, 2012. Residential mortgages totaled $1.5 billion at September 30, 2012, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.5 billion of residential mortgage loans outstanding, $69 million were on nonaccrual status at September 30, 2012. The home equity portfolio totaled $1.6 billion at September 30, 2012, of which $1.4 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $164 million consisted of closed-end home equity loans. Of the $1.6 billion of home equity loans outstanding, $28 million were on nonaccrual status at September 30, 2012. A majority of the home equity portfolio was secured by junior liens at September 30, 2012.
The Corporation rarely originates residential real estate loans with loan-to-value ratios above 100 percent at origination, has no sub-prime mortgage programs and does not originate payment-option adjustable-rate mortgages or other nontraditional mortgages that allow negative amortization. A significant majority of residential mortgage originations are sold in the secondary market. Since 2008, the Corporation has used a third party to originate, document and underwrite residential mortgage loans on behalf of the Corporation. Under this arrangement, the third party assumes repurchase liability for the loans it originates. The Corporation has repurchase liability exposure for residential mortgage loans originated prior to 2008, however based on historical experience, the Corporation believes such exposure, which could be triggered by underwriting discrepancies, is minimal. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. The economic recession and significant declines in home values in the Western, Florida and Midwest markets following the financial market turmoil beginning in the fall of 2008 adversely impacted the residential real estate portfolio. At September 30, 2012, all residential real estate loans past due 90 days or more were placed on nonaccrual status, and substantially all junior lien home equity loans that were current or less than 90 days past due were placed on nonaccrual status if full collection of the senior position was in doubt. Such loans are charged off to current appraised values less costs to sell no later than 180 days past due.
Shared National Credits
Shared National Credit (SNC) loans are facilities greater than $20 million shared by three or more federally supervised financial institutions that are reviewed annually by regulatory authorities at the agent bank level. The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans (approximately 897 borrowers at September 30, 2012) totaled $9.3 billion at September 30, 2012, compared to $8.4 billion at December 31, 2011. SNC net loan charge-offs totaled $2 million and $20 million for the three- and nine-month periods ended September 30, 2012, respectively, compared to $4 million and $18 million for the three- and nine-month periods ended September 30, 2011. SNC loans, diversified by both business line and geographic market, comprised approximately 21 percent and 20 percent of total loans at September 30, 2012 and December 31, 2011, respectively. SNC loans are held to the same credit underwriting and pricing standards as the remainder of the loan portfolio.
Energy Lending
The Corporation has a portfolio of energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies. Average loans in the Middle Market - Energy business line for the three months ended September 30, 2012 were $2.6 billion, or 6 percent of total average loans, compared to $1.9 billion, or 5 percent of total average loans, for the three months ended December 31, 2011. Energy loans are diverse in nature, with outstanding balances by customer market segment distributed approximately as follows: 70 percent Exploration and Production (comprised of approximately 50 percent oil, 30 percent natural gas and 20 percent mixed), 20 percent Midstream and 10 percent Energy Services.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $2.3 billion at September 30, 2012, an increase of $454 million compared to $1.8 billion at December 31, 2011, primarily reflecting supply chain restocking related to the 2011 Japanese earthquake and tsunami. At September 30, 2012 other loans to automotive dealers in the National Dealer Services business line totaled $2.1 billion, including $1.4 billion of owner-occupied commercial real estate mortgage loans, compared to $1.9 billion of other loans to automotive dealers in the National Dealer Services business line, including $1.4 billion of owner-occupied commercial real estate mortgage loans, at December 31, 2011. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.1 billion at September 30, 2012, compared to $931 million at December 31, 2011.

State and Local Municipalities
In the normal course of business, the Corporation serves the needs of state and local municipalities in multiple capacities, including traditional banking products such as deposit services, loans and letters of credit, investment banking services such as bond underwriting and private placements, and by investing in municipal securities.
The following table summarizes the Corporation's direct exposure to state and local municipalities as of September 30, 2012 and December 31, 2011.

(in millions)	September 30, 2012	December 31, 2011
Loans outstanding	$53	$46
Lease financing	365	397
Investment securities available-for-sale	23	24
Trading account securities	12	12
Standby letters of credit	117	158
Unused commitments to extend credit	29	15
Total direct exposure to state and local municipalities	$599	$652
Indirect exposure comprised $130 million in auction-rate preferred securities collateralized by municipal securities at September 30, 2012, compared to $320 million at December 31, 2011. Additionally, the Corporation is exposed to Automated Clearing House (ACH) transaction risk for those municipalities utilizing this electronic payment and/or deposit method and similar products in their cash flow management. The Corporation sets limits on ACH activity during the underwriting process.
Extensions of credit to state and local municipalities are subjected to the same underwriting standards as other business loans. At September 30, 2012 and December 31, 2011, all outstanding municipal loans and leases were performing according to contractual terms and none were included in the Corporation's internal watch list. Municipal leases are secured by the underlying equipment, and a substantial majority of the leases are fully defeased with AAA-rated U.S. government securities. Substantially all municipal investment securities available-for sale are auction-rate securities. All auction-rate securities are reviewed quarterly for other-than-temporary impairment. All auction-rate municipal securities were rated investment grade, and all auction-rate preferred securities collateralized by municipal securities were rated AAA or the equivalent and were adequately collateralized at both September 30, 2012 and December 31, 2011. Municipal securities are held in the trading account for resale to customers. In addition, Comerica Securities, a broker-dealer subsidiary of Comerica Bank, underwrites bonds issued by municipalities. All bonds underwritten by Comerica Securities are sold to third party investors.

European Exposure
The Corporation does not hold any sovereign exposure to Europe. The Corporation's international strategy as it pertains to Europe is to focus on European corporations doing business in North America, with an emphasis on the major geographic markets. The following table summarizes cross-border exposure to entities domiciled in European countries at September 30, 2012 and December 31, 2011.

	Outstanding (a)
(in millions)	Commercial and Industrial	Banks and Other Financial Institutions	Total Outstanding	Unfunded Commitments and Guarantees	Total Exposure
September 30, 2012
United Kingdom	$94	$4	$98	$142	$240
Netherlands	56	2	58	91	149
Switzerland	—	37	37	42	79
Germany	3	2	5	52	57
Ireland	5	—	5	25	30
Luxembourg	—	—	—	20	20
Sweden	10	—	10	9	19
Belgium	1	—	1	6	7
Italy	5	1	6	—	6
Spain	2	—	2	—	2
Finland	—	2	2	—	2
France	—	3	3	—	3
Total Europe	$176	$51	$227	$387	$614

December 31, 2011
United Kingdom	$72	$4	$76	$135	$211
Switzerland	—	39	39	64	103
Netherlands	46	—	46	46	92
Germany	4	5	9	39	48
Ireland	20	—	20	14	34
Sweden	10	—	10	8	18
Italy	5	1	6	—	6
Belgium	1	—	1	5	6
Spain	—	—	—	3	3
Finland	—	2	2	—	2
France	—	—	—	1	1
Total Europe	$158	$51	$209	$315	$524

(a)	Includes funded loans, bankers acceptances and net counterparty derivative exposure.
For further discussion of credit risk, see the "Credit Risk" section on pages F-23 through F-36 in the Corporation's 2011 Annual Report.
Market and Liquidity Risk
Interest Rate Risk
Net interest income is the predominant source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation's core business activities of extending loans and accepting deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 85 percent of the Corporation's loans were floating at September 30, 2012, of which approximately 75 percent were based on LIBOR and 25 percent were based on Prime. This creates a natural imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. The result is that growth and/or contraction in the Corporation's core businesses may lead to sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, looking at a 12-month time horizon, using simulation modeling analysis as its principal risk management evaluation technique. The results of this analysis provides the information needed to assess the balance sheet structure. Changes in economic activity, whether domestic or international, different from the changes management included in its simulation analysis could translate into a materially different interest rate environment than currently expected. Management evaluates a base case net interest income under an unchanged interest rate environment and what is believed to be the most likely balance sheet structure. This base case net interest income is then evaluated against non-parallel interest rate scenarios that increase and decrease 200 basis points in a linear fashion from the base case over 12 months, resulting in an average change in interest rates of 100 basis points over the period. Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of a 25 basis point drop, to zero percent. In addition, consistent with each interest rate scenario, adjustments are made to assumptions regarding asset prepayment levels, yield curves, and overall balance sheet mix and growth. These assumptions are inherently uncertain and, as a result, the model may not precisely predict the impact of higher or lower interest rates on net interest income. Additionally, the estimated impact on net interest income over the 12-month time horizon is generally not linear relative to other time horizons. Actual results may differ from simulated results due to timing, magnitude and frequency of changes in interest rates, market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Existing derivative instruments entered into for risk management purposes are included in the analysis, but no additional hedging is forecasted.
The table below, as of September 30, 2012 and December 31, 2011, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above. The sensitivity from December 31, 2011 to September 30, 2012 increased primarily due to growth in core deposits, though risk to declining interest rates is limited by the current low level of rates.

	September 30, 2012		December 31, 2011
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$172	10%	$156	9%
-25 basis points (to zero percent)	(23)	(1)	(20)	(1)
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
The table below, as of September 30, 2012 and December 31, 2011, displays the estimated impact on the economic value of equity from a 200 basis point immediate parallel increase or decrease in interest rates. Similar to the simulation analysis above, due to the current low level of interest rates, the economic value of equity analyses below reflect an interest rate scenario of an immediate 25 basis point drop, to zero percent, while the rising interest rate scenario reflects an immediate 200 basis point rise. The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2011 and September 30, 2012 was primarily driven by changes in market interest rates, increases in noninterest-bearing and lower cost deposits, and forecasted prepayments on the Corporation's mortgage-backed securities portfolio.

	September 30, 2012		December 31, 2011
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$1,065	10%	$719	7%
-25 basis points (to zero percent)	(190)	(2)	(147)	(1)
Wholesale Funding
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $11.9 billion at September 30, 2012, compared to $11.2 billion at December 31, 2011, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities available-for-sale. At September 30, 2012, the Corporation held excess liquidity, represented by $2.9 billion deposited with the FRB, compared to $2.5 billion at December 31, 2011.
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at September 30, 2012 included the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $549 million at September 30, 2012, compared to $418 million at December 31, 2011.
The Corporation is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of September 30, 2012, the Corporation had $2.0 billion of outstanding borrowings from the FHLB with remaining maturities ranging from May 2013 to May 2014. Additionally, the Bank had the ability to issue up to $15.0 billion of debt at September 30, 2012 under an existing $15 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of September 30, 2012, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

September 30, 2012	Comerica Incorporated	Comerica Bank
Standard and Poor’s	A-	A
Moody’s Investors Service	A3	A2
Fitch Ratings (a)	A	A
DBRS	A	A (High)
(a)    In July 2012, Fitch Ratings revised the Corporation's outlook to “Negative” from “Stable.”
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
At September 30, 2012 , the Corporation had a $14 million portfolio of investments in indirect private equity and venture capital funds, with commitments of $7 million to fund additional investments in future periods, compared to a portfolio of $15 million, with unfunded commitments of $9 million, at December 31, 2011. The value of these investments is at risk to changes in equity markets, general economic conditions and a variety of other factors. The majority of these investments are not readily marketable and are included in “accrued income and other assets” on the consolidated balance sheets. The investments are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value.
For further discussion of market risk, see Note 5 to these unaudited consolidated financial statements and pages F-36 through F-41 in the Corporation's 2011 Annual Report.
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
The following is the critical accounting policy for goodwill reflecting the results of the most recent impairment test performed in the third quarter 2012. As of the date of this report, the Corporation does not believe there are any other material changes in the nature or categories of the critical accounting policies or estimates and assumptions from those discussed in the Corporation’s 2011 Annual Report.
Goodwill
Goodwill is the value attributed to unidentifiable intangible elements in acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At September 30, 2012 and December 31, 2011, goodwill totaled $635 million, including $380 million allocated to the Business Bank, $194 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
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
In performing the annual impairment test, the carrying value of each reporting unit is the greater of economic or regulatory capital. The Corporation assigns economic capital using internal management methodologies on the basis of each reporting unit's credit, operational and interest rate risks, as well as goodwill. To determine regulatory capital, each reporting unit is assigned sufficient capital such that their respective Tier 1 common ratio, based on allocated risk-weighted assets, is the same as that of the Corporation. Using this two-pronged approach, the Corporation's equity is fully allocated to its reporting units except for capital held primarily for the risk associated with the securities portfolio which is assigned to the Finance segment of the Corporation.
Determining the fair value of reporting units is a subjective process involving the use of estimates and judgments related to the selection of inputs such as future cash flows, discount rates, comparable public company multiples, applicable control premiums and economic expectations used in determining the interest rate environment. The estimated fair values of the reporting units are determined using a blend of two commonly used valuation techniques: the market approach and the income approach. For the market approach, valuations of reporting units consider a combination of earnings, equity and other multiples from companies with characteristics similar to the reporting unit. Since the fair values determined under the market approach are representative of noncontrolling interests, the valuations accordingly incorporate a control premium. For the income approach, estimated future cash flows and terminal value are discounted. Estimated future cash flows are derived from internal forecasts and economic expectations for each reporting unit which incorporate uncertainty factors inherent to long-term projections. The applicable discount rate is based on the imputed cost of equity capital appropriate for each reporting unit, which incorporates the risk-free rate of return, the level of non-diversified risk associated with companies with characteristics similar to the reporting unit (beta), an entity-specific risk premium and a market equity risk premium.
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
The annual test of goodwill impairment was performed as of the beginning of the third quarter 2012. The Corporation's assumptions included maintaining the low Federal funds target rate through the end of 2014 with modest increases thereafter until eventually reaching a normal interest rate environment. In September 2012, the Federal Reserve updated their expectation for the Federal Funds target rate to remain at currently low levels through mid-2015. This announcement by the Federal Reserve did not significantly impact the results of the annual goodwill impairment test. Increases to the estimated fair value of the Retail Bank were in part a result of lower imputed cost of equity capital, due particularly to improvements to the level of non-diversified risk, and continued improvement in the stock price of the Corporation as well as the stock prices of the guideline companies used in the market approach. At the conclusion of the first step of the interim goodwill impairment tests performed in the third quarter 2012, the estimated fair values of all reporting units substantially exceeded their carrying amounts, including goodwill. The results of the annual of the goodwill impairment test for each reporting unit were subjected to stress testing as appropriate.
Economic conditions impact the assumptions related to interest and growth rates, loss rates and imputed cost of equity capital. The fair value estimates for each reporting unit incorporated current economic and market conditions, including the recent Federal Reserve announcements and the impact of legislative and regulatory changes, to the extent known and as described above. However, further weakening in the economic environment, such as adverse changes in interest rates, a decline in the performance of the reporting units or other factors could cause the fair value of one or more of the reporting units to fall below their carrying value, resulting in a goodwill impairment charge. Additionally, new legislative or regulatory changes not anticipated in management's expectations may cause the fair value of one or more of the reporting units to fall below the carrying value, resulting in a goodwill impairment charge. Any impairment charge would not affect the Corporation's regulatory capital ratios, tangible common equity ratio or liquidity position.
Supplemental Financial Data
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	September 30, 2012	December 31, 2011
Tier 1 Common Capital Ratio:
Tier 1 capital (a) (b)	$6,685	$6,582
Less:
Trust preferred securities	—	25
Tier 1 common capital (b)	$6,685	$6,557
Risk-weighted assets (a) (b)	$64,772	$63,244
Tier 1 risk-based capital ratio (b)	10.32%	10.41%
Tier 1 common capital ratio (b)	10.32	10.37
Tangible Common Equity Ratio:
Common shareholders' equity	$7,084	$6,868
Less:
Goodwill	635	635
Other intangible assets	25	32
Tangible common equity	$6,424	$6,201
Total assets	$63,314	$61,008
Less:
Goodwill	635	635
Other intangible assets	25	32
Tangible assets	$62,654	$60,341
Common equity ratio	11.19%	11.26%
Tangible common equity ratio	10.25	10.27
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,084	$6,868
Tangible common equity	6,424	6,201
Shares of common stock outstanding (in millions)	191	197
Common shareholders' equity per share of common stock	$37.01	$34.80
Tangible common equity per share of common stock	33.56	31.42

(a)	Tier 1 capital and risk-weighted assets as defined by regulation.

(b)	September 30, 2012 Tier 1 capital and risk-weighted assets are estimated.
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
Below we amend the following risk factor discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011:

•	Any reduction in our credit rating could adversely affect Comerica and/or the holders of its securities.
Rating agencies regularly evaluate Comerica, and their ratings are based on a number of factors, including Comerica's financial strength as well as factors not entirely within its control, including conditions affecting the financial services industry generally. There can be no assurance that Comerica will maintain its current ratings. In March 2012, Moody's Investors Service downgraded Comerica's long-term and short-term senior credit ratings one notch to A3 and P-2, respectively. In July 2012, Fitch Ratings revised Comerica's outlook to “Negative” from “Stable.” While recent credit rating actions have had little to no detrimental impact on Comerica's profitability, borrowing costs, or ability to access the capital markets, future downgrades to Comerica's or its subsidiaries' credit ratings could adversely affect Comerica's profitability, borrowing costs, or ability to access the capital markets or otherwise have a negative effect on Comerica's results of operations or financial condition and, if such reduction placed Comerica's or its subsidiaries' credit ratings below investment grade, could also create obligations or liabilities under the terms of existing arrangements that could increase Comerica's costs under such arrangements. Additionally, a downgrade of the credit rating of any particular security issued by Comerica or its subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.
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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Muneera S. Carr
Muneera S. Carr
Senior Vice President and
Chief Accounting Officer and
Duly Authorized Officer

Date: October 30, 2012

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.