Form 10-K
period 2012-12-31
COMERICA INC /NEW/
filed 2013-02-19
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended
December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of approximately $5.8 billion based on the closing price on the New York Stock Exchange on that date of $30.71 per share. For purposes of this Form 10-K only, it has been assumed that all common shares held in Comerica’s director and employee plans, and all common shares the registrant’s directors and executive officers hold, are shares held by affiliates.
At February 13, 2013, the registrant had outstanding 187,668,527 shares of its common stock, $5 par value.
Documents Incorporated by Reference:
Part III:
Items 10-14—Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2013.

PART I
Item 1. Business.
GENERAL
Comerica Incorporated (“Comerica”) is a financial services company, incorporated under the laws of the State of Delaware, and headquartered in Dallas, Texas. As of December 31, 2012, it was among the 25 largest commercial bank holding companies in the United States (“U.S.”), based on total assets. Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank, which at such time was a Michigan banking corporation and one of Michigan's oldest banks (formerly Comerica Bank-Detroit). On October 31, 2007, Comerica Bank, a Michigan banking corporation, was merged with and into Comerica Bank, a Texas banking association (“Comerica Bank”). As of December 31, 2012, Comerica owned directly or indirectly all the outstanding common stock of 2 active banking and 49 non-banking subsidiaries. At December 31, 2012, Comerica had total assets of approximately $65.4 billion, total deposits of approximately $52.2 billion, total loans (net of unearned income) of approximately $46.1 billion and shareholders’ equity of approximately $6.9 billion.
Acquisition of Sterling Bancshares, Inc.
On July 28, 2011, Comerica acquired all the outstanding common stock of Sterling Bancshares, Inc. ("Sterling"), a bank holding company headquartered in Houston, Texas, in a stock-for-stock transaction. Sterling common shareholders and holders of outstanding Sterling phantom stock units received 0.2365 shares of Comerica's common stock in exchange for each share of Sterling common stock or phantom stock unit. As a result, Comerica issued approximately 24 million common shares with an acquisition date fair value of $793 million, based on Comerica's closing stock price of $32.67 on July 27, 2011. Based on the merger agreement, outstanding and unexercised options to purchase Sterling common stock were converted into fully vested options to purchase common stock of Comerica. In addition, outstanding warrants to purchase Sterling common stock were converted into warrants to purchase common stock of Comerica. Including an insignificant amount of cash paid in lieu of fractional shares, the fair value of total consideration paid was $803 million. The acquisition of Sterling significantly expanded Comerica's presence in Texas, particularly in the Houston and San Antonio areas.
BUSINESS STRATEGY
Comerica has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank, and Wealth Management. In addition to the three major business segments, Finance is also reported as a segment.
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
Finance includes Comerica's securities portfolio and asset and liability management activities. This segment is responsible for managing Comerica's funding, liquidity and capital needs, performing interest sensitivity analysis and executing various strategies to manage Comerica's exposure to liquidity, interest rate risk and foreign exchange risk.
Comerica operates in three primary geographic markets: Texas, California and Michigan, as well as in the states of Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico.
The Texas market consists of operations located in the state of Texas.
The California market consists of the states of California, Colorado and Washington and also consisted of the state of Nevada through the first quarter of 2012. California operations represent the significant majority of this geographic market.
The Michigan market consists of operations located in the states of Michigan and Illinois. Michigan operations represent the significant majority of this geographic market.
Other Markets include Florida, Arizona, the International Finance division, businesses with a national perspective, Comerica's investment management and trust alliance businesses as well as activities in all other markets in which Comerica has operations.

We provide financial information for our segments and information about our non-U.S. revenues and long-lived assets: (1) under the caption, “Strategic Lines of Business” on pages F-13 through F-16 of the Financial Section of this report; and (2) in Note 22 of the Notes to Consolidated Financial Statements located on pages F-108 through F-112 of the Financial Section of this report.
We provide information about the net interest income and noninterest income we received from our various classes of products and services: (1) under the caption, “Analysis of Net Interest Income-Fully Taxable Equivalent (FTE)” on page F-6 of the Financial Section of this report; (2) under the caption “Net Interest Income” on pages F-7 through F-8 of the Financial Section of this report; and (3) under the caption “Noninterest Income” on pages F-9 through F-10 of the Financial Section of this report.
We provide information on risks attendant to foreign operations: (1) under the caption “Concentration of Credit Risk” on page F-31 of the Financial Section of this report; and (2) under the caption "International Exposure" on page F-35 of the Financial Section of this report.
COMPETITION
The financial services business is highly competitive. Comerica and its subsidiaries mainly compete in their three primary geographic markets of Texas, California and Michigan, as well as in the states of Arizona and Florida. They also compete in broader, national geographic markets, as well as markets in Mexico and Canada. They are subject to competition with respect to various products and services, including, without limitation, loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services, loan syndication services, fiduciary services, private banking, retirement services, investment management and advisory services, investment banking services, brokerage services, the sale of annuity products, and the sale of life, disability and long-term care insurance products.
Comerica believes that the level of competition in all geographic markets will continue to increase in the future. In addition to banks, Comerica's banking subsidiaries also face competition from other financial intermediaries, including savings and loan associations, consumer finance companies, leasing companies, venture capital funds, credit unions, investment banks, insurance companies and securities firms. Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. In addition, the industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchises of acquirers.
SUPERVISION AND REGULATION
Banks, bank holding companies and financial institutions are highly regulated at both the state and federal level. Comerica is subject to supervision and regulation at the federal level by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended. The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company registered as a financial holding company can engage. The conditions to be a financial holding company include, among others, the requirement that each depository institution subsidiary of the holding company be well capitalized and well managed. Effective July 2011, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) also requires the well capitalized and well managed standards to be met at the financial holding company level. Comerica became a financial holding company in 2000. As a financial holding company, Comerica may affiliate with securities firms and insurance companies and engage in activities that are financial in nature. Activities that are “financial in nature” include, but are not limited to: securities underwriting; securities dealing and market making; sponsoring mutual funds and investment companies (subject to the prohibitions of the Volcker Rule, once implemented through regulation, described below); insurance underwriting and agency; merchant banking; travel agent services; and activities that the FRB has determined to be financial in nature or incidental or complementary to a financial activity, provided that it does not pose a substantial risk to the safety or soundness of the depository institution or the financial system generally. A bank holding company that is not also a financial holding company is limited to engaging in banking and other activities previously determined by the FRB to be closely related to banking.
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
The FRB supervises non-banking activities conducted by companies directly and indirectly owned by Comerica. In addition, Comerica's non-banking subsidiaries are subject to supervision and regulation by various state, federal and self-regulatory agencies, including, but not limited to, the Financial Industry Regulatory Authority (in the case of Comerica Securities, Inc.), the Office of Financial and Insurance Regulation of the State of Michigan (in the case of Comerica Securities, Inc. and Comerica Insurance Services, Inc.), and the Securities and Exchange Commission (“SEC”) (in the case of Comerica Securities, Inc., World Asset Management, Inc. and Wilson, Kemp & Associates, Inc.).
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
Community Reinvestment Act
The Community Reinvestment Act of 1977 (“CRA”) requires U.S. banks to help serve the credit needs of their communities. Comerica Bank's current rating under the “CRA” is “outstanding”. If any subsidiary bank of Comerica were to receive a rating under the CRA of less than “satisfactory”, Comerica would be prohibited from engaging in certain activities. In addition, Comerica, Comerica Bank and Comerica Bank & Trust, National Association, are each “well capitalized” and “well managed” under FRB standards. If any subsidiary bank of Comerica were to cease being “well capitalized” or “well managed” under applicable regulatory standards, the FRB could place limitations on Comerica's ability to conduct the broader financial activities permissible for financial holding companies or impose limitations or conditions on the conduct or activities of Comerica or its affiliates. If the deficiencies persisted, the FRB could order Comerica to divest any subsidiary bank or to cease engaging in any activities permissible for financial holding companies that are not permissible for bank holding companies, or Comerica could elect to conform its non-banking activities to those permissible for a bank holding company that is not also a financial holding company. Finally, the effectiveness of Comerica and its subsidiaries in complying with anti-money laundering regulations (discussed below) is also taken into account by the FRB when considering applications for approval of acquisitions.
Transactions with Affiliates
Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and the FRB's Regulation W, limit borrowings by Comerica and its nonbank subsidiaries from its affiliate insured depository institutions, and also limit various other transactions between Comerica and its nonbank subsidiaries, on the one hand, and Comerica's affiliate insured depository institutions, on the other. For example, Section 23A of the Federal Reserve Act limits the aggregate outstanding amount of any insured depository institution's loans and other “covered transactions” with any particular nonbank affiliate to no more than 10% of the institution's total capital and limits the aggregate outstanding amount of any insured depository institution's covered transactions with all of its nonbank affiliates to no more than 20% of its total capital. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution's loans to its nonbank affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution's transactions with its nonbank affiliates be on terms and under circumstances that are substantially the same or at least as favorable as those prevailing for comparable transactions with nonaffiliates. The Financial Reform Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2012, the Financial Reform Act applies the 10% of capital limit on covered transactions to financial subsidiaries and amends the definition of “covered transaction” to include (i) securities borrowing or lending transactions with an affiliate, and (ii) all derivatives transactions with an affiliate, to the extent that either causes a bank or its affiliate to have credit exposure to the securities borrowing/lending or derivative counterparty.
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
Interstate Banking and Branching
The Interstate Banking and Branching Efficiency Act (the “Interstate Act”), as amended by the Financial Reform Act, permits a bank holding company, with FRB approval, to acquire banking institutions located in states other than the bank holding company's home state without regard to whether the transaction is prohibited under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to and following the proposed acquisition, control no more than 10% of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in that state (or such amount as established by state law if such amount is lower than 30%). The Interstate Act, as amended, also authorizes banks to operate branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and by establishing de novo branches in other states, subject to various conditions. In the case of purchasing branches in a state in which it does not already have banking operations, the “host” state must have “opted-in” to the Interstate Act by enacting a law permitting such branch purchases. The Financial Reform Act expanded the de novo interstate branching authority of banks beyond what had been permitted under the Interstate Act by eliminating the requirement that a state expressly “opt-in” to de novo branching, in favor of a rule that de novo interstate branching is permissible if under the law of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch. Effective July 21, 2011, the Financial Reform Act also required that a bank holding company or bank be well-capitalized and well-managed (rather than simply adequately capitalized and adequately managed) in order to take advantage of these interstate banking and branching provisions.
Comerica has consolidated most of its banking business into one bank, Comerica Bank, with branches in Texas, Arizona, California, Florida and Michigan.
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
Comerica Bank and Comerica Bank & Trust, National Association are required by federal law to obtain the prior approval of the FRB and/or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank's retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. At January 1, 2013, Comerica's subsidiary banks could declare aggregate dividends of approximately $277 million from retained net profits of the preceding two years. Comerica's subsidiary banks declared dividends of $497 million in 2012, $292 million in 2011 and $28 million in 2010.
Further, federal regulatory agencies can prohibit a banking institution or bank holding company from engaging in unsafe and unsound banking practices and could prohibit the payment of dividends under circumstances in which such payment could be deemed an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), “prompt corrective action” regime discussed below, Comerica Bank and Comerica Bank & Trust, National Association are specifically prohibited from paying dividends if payment would result in the bank becoming “undercapitalized.” In addition, Comerica Bank is also subject to limitations under Texas state law regarding the amount of earnings that may be paid out as dividends, and requiring prior approval for payments of dividends that exceed certain levels.
Additionally, the payment of dividends is subject to approval by the FRB pursuant to the Capital Plan Review program. For more information, please see “Other Recent Legislative and Regulatory Developments” in this section.
Source of Strength and Cross-Guarantee Requirements
Federal law and FRB regulations require that bank holding companies serve as a source of strength to each subsidiary bank and commit resources to support each subsidiary bank. This support may be required at times when a bank holding company may not be able to provide such support without adversely affecting its ability to meet other obligations. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC (either as a result of the failure of a banking subsidiary or related to FDIC assistance provided to such a subsidiary in danger of failure), the other banking subsidiaries may be assessed for the FDIC's loss, subject to certain exceptions.
Federal Deposit Insurance Corporation Improvement Act
FDICIA requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which, among others, include a Tier 1 and total risk-based capital measure and a leverage ratio capital measure.
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
As of December 31, 2012, Comerica and its banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” under these regulations.
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
For this purpose, a depository institution's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A depository institution's or holding company's capital, in turn, is divided into two tiers: core (“Tier 1”) capital, which includes common equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and related surplus (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; and supplementary (“Tier 2”) capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt, and allowances for loan and lease losses, subject to certain limitations, less certain required deductions. Bank holding companies that engage in trading activities, whose trading activities exceed specified levels, also are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors.
Comerica, like other bank holding companies, currently is required to maintain Tier 1 and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2012, Comerica met both requirements, with Tier 1 and total capital equal to 10.13% and 13.14% of its total risk-weighted assets, respectively.
Comerica is also required to maintain a minimum “leverage ratio” (Tier 1 capital to non-risk-adjusted total assets) of 3% to 4%, depending upon criteria defined and assessed by the FRB. Comerica's leverage ratio of 10.52% at December 31, 2012 reflects the nature of Comerica's balance sheet and demonstrates a commitment to capital adequacy. At December 31, 2012, Comerica Bank had Tier 1 and total capital equal to 10.15% and 12.99% of its total risk-weighted assets, respectively, and a leverage ratio of 10.55%. Additional information on the calculation of Comerica and its bank subsidiaries' Tier 1 Capital, total capital and risk-weighted assets is set forth in Note 20 of the Notes to Consolidated Financial Statements located on page F-107 of the Financial Section of this report.
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
In November 2009, the FDIC required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through 2012. The prepaid assessments are applied against future quarterly assessments (as they may be so revised) until the prepaid assessment is exhausted or the balance of the prepayment is returned, whichever occurs first. Comerica paid such prepaid assessment of $200 million on December 30, 2009. For 2012, FDIC insurance assessments totaled $38 million. The remaining prepayment at December 31, 2012 was $81 million, against which 2013 DIF assessments will be applied.
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
For additional details about the Capital Purchase Program, please refer to Note 13 on pages F-94 through F-95 of the Financial Section of this report.

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
Comerica, Comerica Bank and Comerica Bank & Trust, National Association, participated in the TLGP. As of December 31, 2012, Comerica had no senior unsecured debt outstanding under the DGP. Comerica Bank and Comerica Bank & Trust, National Association voluntarily participated in the TAGP from October 2008, until they opted out effective July 1, 2010. The TAGP expired as of December 31, 2010. For further discussion of the Financial Reform Act, refer to “The Dodd-Frank Wall Street Reform and Consumer Protection Act” section below in this “Supervisory and Regulation” section.
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
•Unlimited Deposit Insurance Extension: Provided unlimited deposit insurance on noninterest-bearing accounts from December 31, 2010 to December 31, 2012.
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

•Trust Preferred Securities: Prohibits bank holding companies with more than $15 billion in assets from including trust preferred securities as Tier 1 capital, and allows for a phase-in period of three years, beginning January 1, 2013. As of December 31, 2012, Comerica had no remaining trust preferred securities outstanding.
•The Volcker Rule: Broadly restricts banking entities from engaging in proprietary trading and private equity fund sponsorship and investment activities and generally requires full compliance with the new restrictions by July 2014.
The Financial Reform Act also:
•Requires that publicly traded companies give stockholders a non-binding vote on executive compensation and “golden parachute” payments;
•Weakens the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce federal consumer protection laws;
•Requires creation of “living wills” describing the company's strategy for rapid and orderly resolution in bankruptcy during times of financial distress. Comerica's initial resolution plan (living will) must be submitted no later than December 31, 2013; and
•Establishes the Office of Financial Research (“OFR”) to serve the FSOC and the public by improving the quality, transparency, and accessibility of financial data and information, by conducting and sponsoring research related to financial stability, and by promoting best practices in risk management.
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
Other Recent Legislative and Regulatory Developments
Overdraft Fees. On November 12, 2009, the FRB adopted amendments to its Regulation E, effective July 1, 2010, that prohibit financial institutions from charging clients overdraft fees on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. If a consumer does not opt in, overdraft fees on any ATM transaction or one-time debit transaction are prohibited. Overdrafts on the payment of checks and recurring electronic bill payments are not covered by this rule. Before opting in, the consumer must be provided a notice that explains the financial institution's overdraft services, including the fees associated with the service, and the consumer's choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.
Financial Crisis Responsibility Fee. On January 14, 2010, the current administration announced a proposal to impose a fee (the “Financial Crisis Responsibility Fee”) on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. Calls for that fee have been renewed during the 2013 federal budget discussions. As the proposal is understood, the Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its terms would apply to Comerica. The Financial Crisis Responsibility Fee was not included in the Financial Reform Act.
Incentive-Based Compensation. In June 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers senior executives as well as other employees who, either individually or as part of a group, have the ability to expose the banking organization to material amounts of risk, is based upon the key principles that a banking organization's incentive compensation arrangements (1) should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (2) should be compatible with effective controls and risk-management; and (3) should be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. Banking organizations are expected to review regularly their incentive compensation arrangements based on these three principles. Where there are deficiencies in the incentive compensation arrangements, they should be promptly addressed. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness, particularly if the organization is not taking prompt and effective measures to correct the deficiencies. Comerica is subject to this final guidance.
On April 14, 2011, the FRB, OCC and several other federal financial regulators issued a joint proposed rulemaking to implement Section 956 of the Financial Reform Act. Section 956 directed regulators to jointly prescribe regulations or guidelines prohibiting incentive-based payment arrangements, or any feature of any such arrangement, at covered financial institutions that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss. This proposal supplements the final guidance issued by the banking agencies in June 2010. Consistent with the Financial Reform Act, the proposed rule would not apply to institutions with total consolidated assets of less than $1 billion, and would impose heightened standards for institutions with $50 billion or more in total consolidated assets, which includes Comerica. For these larger institutions, the proposed rule would require that at least 50 percent of annual incentive-based payments be deferred over a period of at least three years for designated executives. Moreover, boards of directors of these larger institutions would be required to identify employees who individually have the ability to expose the institution to possible losses that are substantial in relation to the institution's size, capital or overall risk tolerance, and to determine that the incentive compensation for these employees appropriately balances risk and rewards according to enumerated standards. Comerica is monitoring the development of this rule.
Basel III: Regulatory Capital and Liquidity Regime. In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) issued a framework for strengthening international capital and liquidity regulation (“Basel III”). In June 2012, U.S. banking regulators issued proposed rules for the U.S. adoption of the Basel III regulatory capital framework. The proposed regulatory framework includes a more conservative definition of capital, two new capital buffers (a conservation buffer and a countercyclical buffer), new and more stringent risk weight categories for assets and off-balance sheet items, and a supplemental leverage ratio. Under the proposal, rules were expected to be implemented between 2013 and 2019.
According to the proposed rules, Comerica would be subject to the capital conservation buffer of 2.5 percent to avoid restrictions on capital distributions and discretionary bonuses. However, the rules as proposed would not subject Comerica to the capital countercyclical buffer of up to 2.5 percent or the supplemental leverage ratio.
The Basel III liquidity framework, which was revised by the Basel Committee in January 2013, includes two minimum liquidity measures. The Liquidity Coverage Ratio (the “LCR”) requires a financial institution to hold a buffer of high-quality, liquid assets to fully cover net cash outflows under a 30-day systematic liquidity stress scenario. The revisions announced by the Basel Committee eased several requirements related to the LCR, including certain outflow assumptions. The Net Stable Funding Ratio requires the amount of available longer-term, stable sources of funding to be at least 100 percent of the required amount of longer-term stable funding over a one-year period. Comerica's liquidity position is strong, but if subject to the Basel III liquidity framework as currently proposed, Comerica may decide to consider additional liquidity management initiatives. While uncertainty exists in both the final form of the U.S. rules implementing the Basel III liquidity framework and whether or not Comerica will be subject to the full requirements, Comerica is closely monitoring the development of the rules. We expect to meet the final requirements adopted by U.S. banking regulators within regulatory timelines.
Interchange Fees. On July 20, 2011, the FRB published final rules pursuant to the Financial Reform Act establishing the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The restrictions on interchange transaction fees do not apply to issuers with assets of less than $10 billion. Comerica is subject to the final rules.
The Volcker Rule. The federal banking agencies and the SEC published proposed regulations to implement the Volcker Rule on November 7, 2011. The Commodity Futures Trading Commission (“CFTC”) requested comments on a very similar rule on January 11, 2012. The proposal adopts a multi-faceted approach to implementing the Volcker Rule prohibitions that relies on: (i) detailed descriptions of prohibited and permitted activities; (ii) detailed compliance requirements; and (iii) for banking entities with large volumes of trading activity, detailed quantitative analysis and reporting obligations. In addition to rules implementing the core prohibitions and exemptions of the Volcker Rule, the proposal also includes three appendices devoted to recordkeeping and reporting requirements, including numerous quantitative data reporting obligations for banking entities with significant trading activities (Appendix A), detailed guidance regarding trading undertaken in connection with market making activities (Appendix B), and enhanced compliance requirements for banking entities with significant trading or covered fund activities (Appendix C). Pending issuance of the final rules, the FRB issued a policy statement on April 19, 2012, indicating that entities subject to the new rules would be afforded a full two years to implement them. Comerica is closely monitoring the development of the Volcker Rule, and expects to meet the final requirements adopted by regulators within regulatory timelines.
Annual Capital Plans. On November 22, 2011, the FRB issued a final rule requiring top-tier U.S. bank holding companies with total consolidated assets of $50 billion or more to submit annual capital plans for review, and issued instructions regarding stress testing as part of the 2012 Capital Plan Review program. Under the rule, the FRB will annually evaluate institutions' capital adequacy, internal capital adequacy assessment processes, and their plans to make capital distributions, such as dividend payments or stock repurchases. As required, Comerica submitted its 2012 capital plan to the FRB on January 9, 2012; on March 14, 2012, Comerica announced that the FRB had completed its 2012 capital plan review and did not object to the 2012 capital plan or capital distributions contemplated in such plan. Also as required, Comerica submitted its 2013 capital plan to the FRB on January 7, 2013 and expects to receive the results of the FRB's review of the 2013 plan by mid-March 2013. Comerica is currently subject to the Capital Plan Review (CapPR) program but will be subject to the Comprehensive Capital Assessment and Review (CCAR) program after October 12, 2013.

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
OFR Assessments. On May 21, 2012, the Department of the Treasury published final regulations to implement, beginning July 20, 2012, a semi-annual assessment scheme for covering expenses of the OFR based on the asset size of each assessed company as of the end of the preceding year.
Resolution (Living Will) Plans. Section 165(d) of the Financial Reform Act requires bank holding companies with total consolidated assets of $50 billion or more (“covered companies”) to prepare and submit to the federal banking agencies (e.g., FRB and FDIC) a plan for their rapid and orderly resolution under the U.S. Bankruptcy Code. Covered companies, such as Comerica, with less than $100 billion in total nonbank assets must submit their initial plans by December 31, 2013. In addition, Section 165(d) requires FDIC-insured depository institutions with assets of $50 billion or more to develop, maintain, and periodically submit plans outlining how the FDIC would resolve it through the FDIC's resolution powers under the Federal Deposit Insurance Act. The federal banking agencies have issued rules to implement these requirements.
Section 611 and Title VII of The Dodd-Frank Wall Street Reform and Consumer Protection Act. Section 611 of the Financial Reform Act prohibits a state bank from engaging in derivative transactions unless the lending limit laws of the state in which the bank is chartered takes into consideration exposure to derivatives. Section 611 does not provide how state lending limit laws must factor in derivatives. The Texas Finance Commission has adopted an administrative rule meeting the requirements of Section 611. Accordingly, Comerica Bank may engage in derivative transactions, as permitted by applicable law.
Title VII of the Financial Reform Act establishes a comprehensive framework for over-the-counter (“OTC”) derivatives transactions. The structure for derivatives set forth in the Financial Reform Act is intended to promote, among other things, exchange trading and centralized clearing of swaps and security-based swaps, as well as greater transparency in the derivatives markets and enhanced monitoring of the entities that use these markets. In this regard, the CFTC and SEC have issued several regulatory proposals, some of which are now effective or will become effective in 2013.
The SEC and CFTC have jointly adopted rules further defining the terms “swap,” “security-based swap,” “security-based swap agreement,” and have also adopted final joint rules defining the terms “swap dealer,” “security-based swap dealer,” “major swap participant,” and “major security-based swap participant.” Comerica has determined that neither it, nor its subsidiaries, are within the definition of “swap dealer” or “major swap participant,” but some portions of the Title VII regulations apply nonetheless. One of these regulations centers on limiting certain OTC transactions to “eligible contract participants.” This may have an impact on the small business customers of Comerica's banking subsidiaries by making such customers ineligible for swap derivatives as hedging in their loan agreements.
Consumer Finance Regulations. The CFPB has commenced issuing several new rules to implement various provisions of the Financial Reform Act that were specifically identified as being enforced by the CFPB, as well as those specified for supervisory and enforcement authority for very large depository institutions and non-depository (nonbank) entities. Comerica is subject to CFPB foreign remittance rules and home mortgage lending rules, in addition to certain other CFPB rules.
The foreign remittance rules fall under Section 1073 of the Financial Reform Act. The CFPB has issued new rules making changes to Regulation E, which implements the Electronic Fund Transfer Act. These rules are designed to provide protections to consumers who transfer funds to recipients located in another country (remittance transfers). In general, the rule requires remittance transfer providers, such as Comerica, to disclose to a consumer the exchange rate, fees, and amount to be received by the recipient when the consumer sends a remittance transfer. The effective date of the final rule has been extended and will go into effect on a date yet to be determined.
On January 10, 2013, the CFPB issued three major rules relating to home mortgage loans. The first rule amends Regulation Z to implement amendments made by Sections 1461 and 1462 of the Financial Reform Act. Regulation Z currently requires creditors to establish escrow accounts for higher priced mortgage loans secured by a first lien on a principal dwelling. The rule implements statutory changes that lengthen the period of time for which the mandatory escrow must be maintained and exempts certain transactions from the requirement. The stated effective date of the rule is June 1, 2013.

The second rule expands the universe of loans subject to the Home Ownership and Equity Protection Act (“HOEPA”). Most types of loans secured a consumer's principal dwelling, including purchase money loans and home equity lines of credit, are potentially subject to the rule. The existing triggers or tests for coverage are revised, and a new prepayment penalty trigger for HOEPA coverage is added. The rule also implements new restrictions and requirements concerning loan terms and origination practices for mortgage loans that are within HOEPA's coverage. The stated effective date is January 10, 2014.
The third rule issued on January 10, 2013 is another amendment to Regulation Z. This rule implements Sections 1411 and 1412 of the Financial Reform Act, which generally require creditors to make a reasonable, good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The rule also implements Section 1414 of the Financial Reform Act, which limits prepayment penalties. Finally, the rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. The stated effective date is January 10, 2014.
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
UNDERWRITING APPROACH
The loan portfolio is a primary source of profitability and risk, so proper loan underwriting is critical to Comerica's long-term financial success. Comerica extends credit to businesses, individuals and public entities based on sound lending principles and consistent with prudent banking practice. During the loan underwriting process, a qualitative and quantitative analysis of potential credit facilities is performed, and the credit risks associated with each relationship are evaluated. Important factors considered as part of the underwriting process for new loans and loan renewals include:

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
Comerica prices credit facilities to reflect risk, the related costs and the expected return, while maintaining competitiveness with other financial institutions. Loans with variable and fixed rates are underwritten to achieve expected risk-adjusted returns on the credit facilities and for the full relationship including the borrower's ability to repay the principal and interest based on such rates.
Credit Administration
Comerica maintains a Credit Administration Department (“Credit Administration”) which is responsible for the oversight and monitoring of our loan portfolio. Credit Administration assists with underwriting by providing objective financial analysis, including an assessment of the borrower's business model, balance sheet, cash flow and collateral. Each borrower relationship is assigned an internal risk rating by Credit Administration. Further, Credit Administration updates the assigned internal risk rating for every borrower relationship as new information becomes available, either as a result of periodic reviews of the credit quality or as a result of a change in borrower performance. The goal of the internal risk rating framework is to improve Comerica's risk management capability, including its ability to identify and manage changes in the credit risk profile of its portfolio, predict future losses and price the loans appropriately for risk.
Credit Policy
Comerica maintains a comprehensive set of credit policies. Comerica's credit policies provide individual relationship managers, as well as loan committees, approval authorities based on our internal risk rating system and establish maximum exposure limits based on risk ratings and Comerica's legal lending limit. Credit Administration, in conjunction with the businesses units, monitors compliance with the credit policies and modifies the existing policies as necessary. New or modified policies/guidelines require approval by the Strategic Credit Committee, chaired by Comerica's Chief Credit Officer and comprising senior credit, market and risk management executives.
Commercial Loan Portfolio
Commercial loans are underwritten using a comprehensive analysis of the borrower's operations. The underwriting process includes an analysis of some or all of the factors listed below:

•	The borrower's business model.

•	Periodic review of financial statements including financial statements audited by an independent certified public accountant when appropriate.

•	The pro-forma financial condition including financial projections.

•	The borrower's sources and uses of funds.

•	The borrower's debt service capacity.

•	The guarantor's financial strength.

•
A comprehensive review of the quality and value of collateral, including independent third-party appraisals of machinery and equipment and commercial real estate, as appropriate, to determine the advance rates.

•	Physical inspection of collateral and audits of receivables, as appropriate.
Commercial Real Estate (CRE) Loan Portfolio
Comerica's CRE loan portfolio consists of real estate construction and commercial mortgage loans and includes both loans to real estate investors and developers, and loans secured by owner-occupied real estate. Comerica's CRE loan underwriting policies are consistent with the approach described above and provide maximum loan-to-value ratios that limit the size of a loan to a maximum percentage of the value of the real estate collateral securing the loan. The loan-to-value percentage varies by the type of collateral and is limited by advance rates established by our regulators. Our loan-to-value limitations are, in certain cases, more restrictive than those required by regulators and are influenced by other risk factors such as the financial strength of the borrower or guarantor, the equity provided to the project and the viability of the project itself. CRE loans generally require cash equity. CRE loans are normally originated with full recourse or limited recourse to all principals and owners. There are limitations to the size of a single project loan and to the aggregate dollar exposure to a single guarantor.
Consumer and Residential Mortgage Loan Portfolios
Comerica's consumer and residential mortgage loans are originated consistent with the underwriting approach described above, but also includes an assessment of each borrower's personal financial condition, including a review of credit reports and related FICO scores (a type of credit score used to assess an applicant's credit risk) and verification of income and assets. Comerica does not originate subprime loan programs. Although a standard industry definition for subprime loans (including subprime mortgage loans) does not exist, Comerica defines subprime loans as specific product offerings for higher risk borrowers, including individuals with one or a combination of high credit risk factors. These credit factors include low FICO scores, poor patterns of payment history, high debt-to-income ratios and elevated loan-to-value. We generally consider subprime FICO scores to be those below 620 on a secured basis (excluding loans with cash or near-cash collateral and adequate income to make payments) and below 660 for unsecured loans. Residential mortgage loans retained in the portfolio are largely relationship based. The remaining loans are typically eligible to be sold on the secondary market. Adjustable rate loans are limited to standard conventional loan programs.
EMPLOYEES
As of December 31, 2012, Comerica and its subsidiaries had 8,628 full-time and 678 part-time employees.
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
Monetary and fiscal policies of various governmental and regulatory agencies, in particular the FRB Board, affect the financial services industry, directly and indirectly. The FRB regulates the supply of money and credit in the U.S. and its monetary and fiscal policies determine in a large part Comerica's cost of funds for lending and investing and the return that can be earned on such loans and investments. Changes in such policies, including changes in interest rates, will influence the origination of loans, the value of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits. Changes in monetary and fiscal policies are beyond Comerica's control and difficult to predict. Comerica's financial condition and results of operations could be materially adversely impacted by changes in governmental monetary and fiscal policies.

•	Volatility and disruptions in global capital and credit markets may adversely impact Comerica's business, financial condition and results of operations.
Global capital and credit markets are sometimes subject to periods of extreme volatility and disruption. Disruptions, uncertainty or volatility in the capital and credit markets may limit Comerica's ability to access capital and manage liquidity, which may adversely affect Comerica's business, financial condition and results of operations. Further, Comerica's customers may be adversely impacted by such conditions, which could have a negative impact on Comerica's business, financial condition and results of operations.

•	Any reduction in our credit rating could adversely affect Comerica and/or the holders of its securities.
Rating agencies regularly evaluate Comerica, and their ratings are based on a number of factors, including Comerica's financial strength as well as factors not entirely within its control, including conditions affecting the financial services industry generally. There can be no assurance that Comerica will maintain its current ratings. In March 2012, Moody's Investors Service downgraded Comerica's long-term and short-term senior credit ratings one notch to A3 and P-2, respectively. In July 2012, Fitch Ratings revised Comerica's outlook to “Negative” from “Stable.” While recent credit rating actions have had little to no detrimental impact on Comerica's profitability, borrowing costs, or ability to access the capital markets, future downgrades to Comerica's or its subsidiaries' credit ratings could adversely affect Comerica's profitability, borrowing costs, or ability to access the capital markets or otherwise have a negative effect on Comerica's results of operations or financial condition. If such a reduction placed Comerica's or its subsidiaries' credit ratings below investment grade, it could also create obligations or liabilities under the terms of existing arrangements that could increase Comerica's costs under such arrangements. Additionally, a downgrade of the credit rating of any particular security issued by Comerica or its subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

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
On January 14, 2010, the current administration announced a proposal to impose a Financial Crisis Responsibility Fee on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. As the proposal is understood, the Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its terms would apply to Comerica.
On July 21, 2010, the Financial Reform Act was signed into law. The Financial Reform Act implements a variety of far-reaching changes and has been called the most sweeping reform of the financial services industry since the 1930s. Many of the provisions of the Financial Reform Act will directly affect or have directly affected Comerica's ability to conduct its business. Some of the key provisions of Financial Reform Act include, but are not limited to, the following:
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
•Restrictions on banking entities from engaging in proprietary trading and private equity fund sponsorship and investment activities;
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
The BCBS issued the Basel III capital framework in December 2010, which significantly increases regulatory capital requirements. The Basel III capital standards, as well as strict new liquidity requirements adopted by the BCBS, will be phased in over a period of several years and are now subject to individual adoption by member nations, including the U.S. Further information concerning the Basel III framework is set forth in “Other Recent Legislative and Regulatory Developments” of the “Supervisory and Regulation” section.
On November 22, 2011, the FRB issued a final rule requiring top-tier U.S. bank holding companies with total consolidated assets of $50 billion or more to submit annual capital plans for review, and issued instructions regarding stress testing as part of the 2012 Capital Plan Review program. Under the rule, the FRB will annually evaluate institutions' capital adequacy, internal capital adequacy assessment processes, and their plans to make capital distributions, such as dividend payments or stock repurchases. As required, Comerica submitted its 2012 capital plan to the FRB on January 9, 2012; on March 14, 2012, Comerica announced that the FRB had completed its 2012 capital plan review and did not object to the 2012 capital plan or capital distributions contemplated in such plan. Also as required, Comerica submitted its 2013 capital plan to the FRB on January 7, 2013 and expects to receive the results of the FRB's review of the 2013 plan by mid-March 2013.
On May 21, 2012, the Department of the Treasury published final regulations to implement, beginning July 20, 2012, a semi-annual assessment scheme for covering expenses of the OFR based on the asset size of each assessed company as of the end of the preceding year.
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

•	Any future strategic acquisitions or divestitures may present certain risks to Comerica's business and operations.
Difficulties in capitalizing on the opportunities presented by a future acquisition may prevent Comerica from fully achieving the expected benefits from the acquisition, or may cause the achievement of such expectations to take longer to realize than expected.
Further, the assimilation of the acquired entity's customers and markets could result in higher than expected deposit attrition, loss of key employees, disruption of Comerica's businesses or the businesses of the acquired entity or otherwise adversely affect Comerica's ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. These matters could have an adverse effect on Comerica for an undetermined period. Comerica will be subject to similar risks and difficulties in connection with any future decisions to downsize, sell or close units or otherwise change the business mix of Comerica.

•	Compliance with more stringent capital and liquidity requirements may adversely affect Comerica.
As discussed above, the Financial Reform Act creates a FSOC that may recommend to the FRB enhanced capital requirements for financial institutions as they grow in size and complexity and imposes higher risk-based capital and leverage requirements, which, among other things, will, after a three-year phase-in period beginning in January 1, 2013, remove trust preferred securities as a permitted component of Tier 1 capital. Moreover, the capital requirements applicable to Comerica as a bank holding company as well as to Comerica's subsidiary banks are in the process of being substantially revised, in connection with Basel III and the requirements of the Financial Reform Act. These requirements, and any other new regulations, could adversely affect Comerica's ability to pay dividends, or could require Comerica to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition and/or existing shareholders. The liquidity requirements applicable to Comerica as a bank holding company as well as to our subsidiary banks also are in the process of being substantially revised, in connection with recently proposed supervisory guidance, Basel III and the requirements of the Financial Reform Act. In light of these new legal and regulatory requirements, Comerica and our subsidiary banks may be required to satisfy additional, more stringent, liquidity standards, including, for the first time, quantitative standards for liquidity management. We cannot fully predict at this time the final form of, or the effects of, these regulations. Additional information on the liquidity requirements applicable to Comerica is set forth in the “Supervision and Regulation” section.
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
Comerica may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses, cyber attacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Although Comerica has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of its systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers and loss or liability to Comerica.
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

•	Changes in customer behavior may adversely impact Comerica's business, financial condition and results of operations.
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
Further, difficult economic conditions may negatively affect consumer confidence levels. A decrease in consumer confidence levels would likely aggravate the adverse effects of these difficult market conditions on Comerica, Comerica's customers and others in the financial institutions industry.

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
Further, Comerica's ability to retain key officers and employees may be impacted by legislation and regulation affecting the financial services industry. On April 14, 2011, FRB, OCC and several other federal financial regulators issued a joint proposed rulemaking to implement Section 956 of the Financial Reform Act. Section 956 requires the regulators to issue regulations that prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. Consistent with the Financial Reform Act, the proposed rule would not apply to institutions with total consolidated assets of less than $1 billion, and would impose heightened standards for institutions with $50 billion or more in total consolidated assets, which includes Comerica. For these larger institutions, the proposed rule would require that at least 50 percent of incentive-based payments be deferred over a minimum period of three years for designated executives. Moreover, boards of directors of these larger institutions would be required to identify employees who have the ability to expose the institution to possible losses that are substantial in relation to the institution's size, capital or overall risk tolerance, and to determine that the incentive compensation for these employees appropriately balances risk and rewards according to enumerated standards. Accordingly, Comerica may be at a disadvantage to offer competitive compensation as other financial institutions (as referenced above) may not be subject to the same requirements.
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

Comerica has significant operations and a significant customer base in California, Texas, Florida and other regions where natural and other disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as tornadoes, hurricanes, earthquakes, fires and floods. These types of natural catastrophic events at times have disrupted the local economy, Comerica's business and customers and have posed physical risks to Comerica's property. In addition, catastrophic events occurring in other regions of the world may have an impact on Comerica's customers and in turn, on Comerica. A significant catastrophic event could materially adversely affect Comerica's operating results.

•	Changes in accounting standards could materially impact Comerica's financial statements.
From time to time accounting standards setters change the financial accounting and reporting standards that govern the preparation of Comerica's financial statements. These changes can be difficult to predict and can materially impact how Comerica records and reports its financial condition and results of operations. In some cases, Comerica could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings.

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
Management has identified certain accounting policies as being critical because they require management's judgment to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Comerica has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, Comerica cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. See “Critical Accounting Policies” on pages F-42 through F-47 of the Financial Section of this report and Note 1 of the Notes to Consolidated Financial Statements located on pages F-55 through F-63 of the Financial Section of this report.
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
The executive offices of Comerica are located in the Comerica Bank Tower, 1717 Main Street, Dallas, Texas 75201. Comerica Bank leases five floors of the building, plus an additional 34,238 square feet on the building's lower level, from an unaffiliated third party. The lease for such space used by Comerica and its subsidiaries extends through September 2023. Comerica's Michigan headquarters are located in a 10-story building in the central business district of Detroit, Michigan at 411 W. Lafayette, Detroit, Michigan 48226. Such building is owned by Comerica Bank. Comerica and its subsidiaries also leased 11 floors in the Comerica Tower at One Detroit Center, 500 Woodward Avenue, Detroit, Michigan 48226 through January 2012. As of December 31, 2012, Comerica, through its banking affiliates, operated a total of 637 banking centers, trust services locations, and loan production or other financial services offices, primarily in the States of Texas, Michigan, California, Florida and Arizona. Of these offices, 338 were owned and 299 were leased. As of December 31, 2012, affiliates also operated from leased spaces in Denver, Colorado; Wilmington, Delaware; Oakbrook Terrace, Illinois; Boston and Waltham, Massachusetts; Minneapolis, Minnesota; Morristown, New Jersey; New York, New York; Rocky Mount and Cary, North Carolina; Granville, Ohio; Memphis, Tennessee; Reston, Virginia; Bellevue and Seattle, Washington; Monterrey, Mexico; Toronto, Ontario, Canada and Windsor, Ontario, Canada. Comerica and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, and three buildings in Auburn Hills, Michigan, used mainly for lending functions and operations.
Item 3.  Legal Proceedings.
Comerica and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. Comerica believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of Comerica and its shareholders. Settlement may result from Comerica's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, Comerica assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on Comerica’s consolidated financial condition, consolidated results of operations or consolidated cash flows.

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

The damages alleged by plaintiffs or claimants may be overstated, unsubstantiated by legal theory, unsupported by the facts, and/or bear no relation to the ultimate award that a court, jury or agency might impose. In view of the inherent difficulty of predicting the outcome of such matters, Comerica cannot state with confidence a range of reasonably possible losses, nor what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, management believes the maximum amount of reasonably possible losses would not have a material adverse effect on Comerica’s consolidated financial condition, consolidated results of operations or consolidated cash flows.

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
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Common Stock
The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 13, 2013, there were approximately 11,700 record holders of Comerica's common stock.
Sales Prices and Dividends
Quarterly cash dividends were declared during 2012 and 2011 totaling $0.55 and $0.40 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of Comerica's common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2012 and 2011, as well as dividend information.

Quarter	High	Low	Dividends Per Share	Dividend Yield*
2012
Fourth	$32.14	$27.72	$0.15	2.0%
Third	33.38	29.32	0.15	1.9
Second	32.88	27.88	0.15	2.0
First	34.00	26.25	0.10	1.3
2011
Fourth	$27.37	$21.53	$0.10	1.6%
Third	35.79	21.48	0.10	1.4
Second	39.00	33.08	0.10	1.1
First	43.53	36.20	0.10	1.0
* Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2012
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders (1)	18,154,160	$43.72	4,859,072	(2)(3)
Equity compensation plans not approved by security holders (4)	270,704	34.28	493,438	(5)
Total	18,424,864	$43.58	5,352,510

(1)
Consists of options to acquire shares of common stock, par value $5.00 per share, issued under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan ("2006 LTIP") and the Amended and Restated 1997 Long-Term Incentive Plan. Does not include 93,642 restricted stock units equivalent to shares of common stock issued under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors and outstanding as of December 31, 2012, or 2,479,574 shares of restricted stock and restricted stock units issued under the 2006 LTIP and outstanding as of December 31, 2012. There are no shares available for future issuances under any of these plans other than the Comerica Incorporated Incentive Plan for Non-Employee Directors and the 2006 LTIP. The Comerica Incorporated Incentive Plan for Non-Employee Directors was approved by the shareholders on May 18, 2004. The 2006 LTIP was approved by Comerica's shareholders on May 16, 2006, its amendment and restatement was approved by Comerica's shareholders on April 27, 2010 and its further amendment and restatement was approved by Comerica's Board of Directors on February 22, 2011.

(2)
Does not include shares of common stock purchased or available for purchase by employees under the Amended and Restated Employee Stock Purchase Plan, or contributed or available for contribution by Comerica on behalf of the employees. The Amended and Restated Employee Stock Purchase Plan was ratified and approved by the shareholders on May 18, 2004. Five million shares of Comerica's common stock have been registered for sale or awards to employees under the Amended and Restated Employee Stock Purchase Plan. As of December 31, 2012, 2,130,343 shares had been purchased by or contributed on behalf of employees, leaving 2,869,657 shares available for future sale or awards. If these shares available for future sale or awards under the Employee Stock Purchase Plan were included, the number shown in column (c) under "Equity compensation plans approved by security holders" would be 7,728,729 and the number shown in column (c) under "Total" would be 8,222,167.

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

(4)
Includes options to acquire shares of common stock, par value $5.00 per share, issued under the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors of Comerica Bank and Affiliated Banks (terminated March 2004). Also includes options to purchase 245,704 shares of common stock, par value $5.00 per share, issued under the Amended and Restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan (“Sterling LTIP”), of which 222,929 shares were assumed by Comerica in connection with its acquisition of Sterling and 22,775 shares were granted to legacy Sterling employees subsequent to the acquisition. The weighted-average option price of the options assumed in connection with the acquisition of Sterling was $33.33 at December 31, 2012. Does not include 9,900 shares of restricted stock granted to legacy Sterling employees under the Sterling LTIP subsequent to the acquisition.

(5)
These shares are available for future issuance to legacy Sterling employees under the Sterling LTIP in the form of options, restricted stock, performance awards, bonus shares, phantom shares and other stock-based awards. Under the Sterling LTIP, the maximum number of shares underlying awards of options, restricted stock, phantom shares and other stock-based awards that may be granted to an award recipient in any calendar year is 47,300, and the maximum amount of all performance awards that may be granted to an award recipient in any calendar year is $2,000,000. The Sterling LTIP was approved by Sterling's shareholders on April 28, 2003, and its amendment and restatement was approved by Sterling's shareholders on April 30, 2007.

Most of the equity awards made by Comerica during 2012 were granted under the shareholder-approved Amended and Restated 2006 Long-Term Incentive Plan.
Plans not approved by Comerica's shareholders include:
Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors of Comerica Bank and Affiliated Banks (Terminated March 2004)-Under the plan, Comerica granted options to acquire up to 450,000 shares of common stock, subject to equitable adjustment upon the occurrence of events such as stock splits, stock dividends or recapitalizations. After each annual meeting of shareholders, each member of the Board of Directors of a subsidiary bank of Comerica who was not an employee of Comerica or of any of its subsidiaries nor a director of Comerica (the “Eligible Directors”) automatically was granted an option to purchase 2,500 shares of the common stock of Comerica. Option grants under the plan were in addition to annual retainers, meeting fees and other compensation payable to Eligible Directors in connection with their services as directors. The plan is administered by a committee of the Board of Directors. With respect to the automatic grants, the committee does not and did not have discretion as to matters such as the selection of directors to whom options will be granted, the timing of grants, the number of shares to become subject to each option grant, the exercise price of options, or the periods of time during which any option may be exercised. In addition to the automatic grants, the committee could grant options to the Eligible Directors in its discretion. The exercise price of each option granted was the fair market value of each share of common stock subject to the option on the date the option was granted. The exercise price is payable in full upon exercise of the option and may be paid in cash or by delivery of previously owned shares. The committee may change the option price per share following a corporate reorganization or recapitalization so that the aggregate option price for all shares subject to each outstanding option prior to the change is equivalent to the aggregate option price for all shares or other securities into which option shares have been converted or which have been substituted for option shares. The term of each option cannot be more than ten years. This plan was terminated by the Board of Directors on March 23, 2004. Accordingly, no new options may be granted under this plan.
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
For additional information regarding Comerica's equity compensation plans, please refer to Note 16 on pages F-97 through F-99 of the Notes to Consolidated Financial Statements located in the Financial Section of this report.
Performance Graph
Our performance graph is available under the caption "Performance Graph" on page F-2 of the Financial Section of this report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In November 2010, the Board of Directors of Comerica authorized the repurchase of up to 12.6 million shares of Comerica Incorporated outstanding common stock and authorized the purchase of up to all 11.5 million of Comerica's original outstanding warrants. In April 2012, the Board of Directors authorized the repurchase of an additional 5.7 million shares of Comerica Incorporated outstanding common stock. There is no expiration date for Comerica's share repurchase program. There were no open market repurchases of common stock or warrants in 2010.The following table summarizes Comerica's share repurchase activity for the year ended December 31, 2012.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2012	1,125	18,822		1,257	$29.28	$—
Total second quarter 2012	2,884	21,596	(d)	2,908	30.51	—
Total third quarter 2012	2,928	18,668		2,931	30.71	—
October 2012	1,343	17,325		1,346	30.72	—
November 2012	1,274	16,051		1,274	29.09	—
December 2012	500	15,551		500	29.14	—
Total fourth quarter 2012	3,117	15,551		3,120	29.80	—
Total 2012	10,054	15,551		10,216	30.20	—

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 162,000 shares (including 3,000 shares in the quarter ended December 31, 2012) purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2012. These transactions are not considered part of Comerica's repurchase program.

(c)	Comerica made no repurchases of warrants under the repurchase program during the year ended December 31, 2012.

(d)	Includes the impact of the additional share repurchase authorization approved by the Board on April 24, 2012.

Item 6.  Selected Financial Data.
Reference is made to the caption “Selected Financial Data” on page F-3 of the Financial Section of this report.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Reference is made to the sections entitled “2012 Overview and Key Corporate Accomplishments,” “Results of Operations," "Strategic Lines of Business," "Balance Sheet and Capital Funds Analysis," "Risk Management," "Critical Accounting Policies," "Supplemental Financial Data" and "Forward-Looking Statements" on pages F-4 through F-49 of the Financial Section of this report.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Reference is made to the subheadings entitled “Market and Liquidity Risk,” “Operational Risk,” “Compliance Risk” and “Business Risk” on pages F-36 through F-41 of the Financial Section of this report.
Item 8.  Financial Statements and Supplementary Data.
Reference is made to the sections entitled “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Changes in Stockholders' Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” “Report of Management,” “Reports of Independent Registered Public Accounting Firm,” and “Historical Review” on pages F-50 through F-123 of the Financial Section of this report.
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
Internal Control over Financial Reporting
Management's annual report on internal control over financial reporting and the related attestation report of Comerica's registered public accounting firm are included on pages F-118 and F-119 in the Financial Section of this report.
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
Item 9B.  Other Information.
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Comerica has a Senior Financial Officer Code of Ethics that applies to the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer and the Treasurer. The Senior Financial Officer Code of Ethics is available on Comerica's website at www.comerica.com. If any substantive amendments are made to the Senior Financial Officer Code of Ethics or if Comerica grants any waiver, including any implicit waiver, from a provision of the Senior Financial Officer Code of Ethics to the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer or the Treasurer, we will disclose the nature of such amendment or waiver on our website.
The remainder of the response to this item will be included under the sections captioned “Information About Nominees,” “Committees and Meetings of Directors,” “Committee Assignments,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2013, which sections are hereby incorporated by reference.

Item 11.  Executive Compensation.
The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Governance, Compensation and Nominating Committee Report,” “2012 Summary Compensation Table,” “2012 Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End 2012,” “2012 Option Exercises and Stock Vested,” “Pension Benefits at Fiscal Year-End 2012,” “2012 Nonqualified Deferred Compensation,” and “Potential Payments upon Termination or Change of Control at Fiscal Year-End 2012” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2013, which sections are hereby incorporated by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information called for by this item with respect to securities authorized for issuance under equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.
The response to the remaining requirements of this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2013, which sections are hereby incorporated by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Comerica,” “Transactions of Executive Officers with Comerica,” and “Information about Nominees” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2013, which sections are hereby incorporated by reference.
Item 14.  Principal Accountant Fees and Services.
The response to this item will be included under the section captioned “Independent Auditors” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2013, which section is hereby incorporated by reference.
PART IV
Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

1.	Financial Statements: The financial statements that are filed as part of this report are included in the Financial Section on pages F-50 through F-120.

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

FINANCIAL REVIEW AND REPORTS
Comerica Incorporated and Subsidiaries

PERFORMANCE GRAPH
The graph shown below compares the total returns (assuming reinvestment of dividends) of Comerica Incorporated common stock, the S&P 500 Index, and the Keefe Bank Index. The graph assumes $100 invested in Comerica Incorporated common stock (returns based on stock prices per the NYSE) and each of the indices on December 31, 2007 and the reinvestment of all dividends during the periods presented.

**Comparison of Five Year Cumulative Total Return**
**Among Comerica Incorporated, Keefe Bank Index, and S&P 500 Index**
**(Assumes $100 Invested on 12/31/07 and Reinvestment of Dividends)**

$140
$120
$100
$80
$60
$40
$20
$0
Comerica Incorporated
Keefe Bank Index
S&P 500 Index

| | 2007 | 2008 | 2009 | 2010 | 2011 | 2012 |
|---|---|---|---|---|---|---|
| Comerica Incorporated | 100 | 49 | 74 | 107 | 66 | 79 |
| Keefe Bank Index | 100 | 52 | 52 | 64 | 49 | 65 |
| S&P 500 Index | 100 | 63 | 80 | 92 | 94 | 109 |

The performance shown on the graph is not necessarily indicative of future performance.

SELECTED FINANCIAL DATA

(dollar amounts in millions, except per share data)
Years Ended December 31	2012	2011	2010	2009	2008
EARNINGS SUMMARY
Net interest income	$1,728	$1,653	$1,646	$1,567	$1,815
Provision for credit losses	79	144	478	1,082	704
Noninterest income	818	792	789	1,050	893
Noninterest expenses	1,757	1,771	1,642	1,650	1,733
Provision (benefit) for income taxes	189	137	55	(131)	59
Income from continuing operations	521	393	260	16	212
Net income	521	393	277	17	213
Preferred stock dividends	—	—	123	134	17
Net income (loss) attributable to common shares	515	389	153	(118)	192
PER SHARE OF COMMON STOCK
Diluted earnings per common share:
Income (loss) from continuing operations	$2.67	$2.09	$0.78	$(0.80)	$1.28
Net income (loss)	2.67	2.09	0.88	(0.79)	1.28
Cash dividends declared	0.55	0.40	0.25	0.20	2.31
Common shareholders’ equity	36.87	34.80	32.82	32.27	33.38
Tangible common equity (a)	33.38	31.42	31.94	31.22	32.30
Market value	30.34	25.80	42.24	29.57	19.85
Average diluted shares (in millions)	192	186	173	149	149
YEAR-END BALANCES
Total assets	$65,359	$61,008	$53,667	$59,249	$67,548
Total earning assets	59,618	55,506	49,352	54,558	62,374
Total loans	46,057	42,679	40,236	42,161	50,505
Total deposits	52,202	47,755	40,471	39,665	41,955
Total medium- and long-term debt	4,720	4,944	6,138	11,060	15,053
Total common shareholders’ equity	6,942	6,868	5,793	4,878	5,023
Total shareholders’ equity	6,942	6,868	5,793	7,029	7,152
AVERAGE BALANCES
Total assets	$62,855	$56,917	$55,553	$62,809	$65,185
Total earning assets	57,484	52,121	51,004	58,162	60,422
Total loans	43,306	40,075	40,517	46,162	51,765
Total deposits	49,540	43,762	39,486	40,091	42,003
Total medium- and long-term debt	4,818	5,519	8,684	13,334	12,457
Total common shareholders’ equity	7,012	6,351	5,625	4,959	5,166
Total shareholders’ equity	7,012	6,351	6,068	7,099	5,442
CREDIT QUALITY
Total allowance for credit losses	$661	$752	$936	$1,022	$808
Total nonperforming loans	541	887	1,123	1,181	917
Foreclosed property	54	94	112	111	66
Total nonperforming assets	595	981	1,235	1,292	983
Net credit-related charge-offs	170	328	564	869	472
Net credit-related charge-offs as a percentage of average total loans	0.39%	0.82%	1.39%	1.88%	0.91%
Allowance for loan losses as a percentage of total period-end loans	1.37	1.70	2.24	2.34	1.52
Allowance for loan losses as a percentage of total nonperforming loans	116	82	80	83	84
RATIOS
Net interest margin (fully taxable equivalent)	3.03%	3.19%	3.24%	2.72%	3.02%
Return on average assets	0.83	0.69	0.50	0.03	0.33
Return on average common shareholders’ equity	7.43	6.18	2.74	(2.37)	3.79
Dividend payout ratio	20.52	18.96	27.78	n/m	179.07
Average common shareholders’ equity as a percentage of average assets	11.16	11.16	10.13	7.90	7.93
Tier 1 common capital as a percentage of risk-weighted assets (a)	10.13	10.37	10.13	8.18	7.08
Tier 1 capital as a percentage of risk-weighted assets	10.13	10.41	10.13	12.46	10.66
Tangible common equity as a percentage of tangible assets (a)	9.71	10.27	10.54	7.99	7.21

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
n/m - not meaningful.

2012 OVERVIEW AND KEY CORPORATE ACCOMPLISHMENTS
Comerica Incorporated (the Corporation) is a financial holding company headquartered in Dallas, Texas. The Corporation's major business segments are the Business Bank, the Retail Bank and Wealth Management. The core businesses are tailored to each of the Corporation's three primary geographic markets: Michigan, California and Texas.
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
The accounting and reporting policies of the Corporation and its subsidiaries conform to generally accepted accounting principles (GAAP) in the United States (U.S.). The Corporation's consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements. The most critical of these significant accounting policies are discussed in the “Critical Accounting Policies” section of this financial review.
OVERVIEW

•
Net income was $521 million in 2012, an increase of $128 million, or 33 percent, compared to $393 million in 2011. Net income per diluted common share was $2.67 in 2012, compared to $2.09 in 2011. The most significant items contributing to the increase in net income are described below.

•
The provision for credit losses decreased $65 million in 2012, compared to 2011, primarily due to continued improvements in credit quality. Improvements in credit quality included a decline of $1.4 billion in the Corporation's internal watch list loans from December 31, 2011 to December 31, 2012. Reflected in the decline in watch list loans was a decrease in nonaccrual loans of $341 million. Additional indicators of improved credit quality included a $341 million decrease in the inflow to nonaccrual loans (based on an analysis of nonaccrual loans with book balances greater than $2 million) and a $158 million decrease in net credit-related charge-offs in 2012, compared to 2011.

•
Average loans were $43.3 billion in 2012, an increase of $3.2 billion, or 8 percent, compared to 2011, in part due to the acquisition of Sterling Bancshares, Inc. (Sterling) on July 28, 2011. The increase in average loans primarily reflected an increase of $4.0 billion, or 18 percent, in commercial loans, partially offset by a decrease of $636 million, or 5 percent, in commercial real estate loans (commercial mortgage and real estate construction loans). The increase in commercial loans primarily reflected increases in Middle Market, Mortgage Banker Finance and Corporate.

•
Average deposits increased $5.8 billion, or 13 percent, in 2012, compared to 2011, in part due to the acquisition of Sterling. The increase in average deposits primarily reflected increases of $4.0 billion, or 24 percent, in average noninterest-bearing deposits and $1.5 billion, or 8 percent, in money market and interest-bearing checking deposits. The increase in noninterest-bearing deposits primarily reflected increases in Middle Market, Small Business and Private Banking.

•
Net interest income was $1.7 billion in 2012, an increase of $75 million, or 5 percent, compared to 2011. The increase in net interest income resulted primarily from an increase in average earning assets of $5.4 billion and an $18 million increase in the accretion of the purchase discount on the acquired Sterling loan portfolio, partially offset by decreased yields on loans and mortgage-backed investment securities.

•
Noninterest income increased $26 million in 2012, compared to 2011, resulting primarily from increases of $9 million in commercial lending fees, $9 million in customer derivative income, $7 million in fiduciary income and $6 million in service charges on deposit accounts, partially offset by a decrease of $11 million in card fees.

•
Noninterest expenses decreased $14 million in 2012, compared to 2011, resulting primarily from decreases of $40 million in merger and restructuring charges and $13 million in other real estate expense, partially offset by an increase of $43 million in salaries and employee benefits expenses. The increase in salaries and employee benefits expenses was largely driven by an increase in pension expense, the addition of Sterling and the impact of annual merit increases, partially offset by a reduction in staffing levels.

KEY CORPORATE ACCOMPLISHMENTS

•	Increased the quarterly dividend by 50 percent, to 15 cents per share, in the second quarter 2012, and further increased the quarterly dividend to 17 cents per share in the first quarter 2013.

•	Repurchased 10.1 million shares in 2012 under the share repurchase program, which, combined with dividends, resulted in a total payout to shareholders of 79 percent percent of 2012 net income.

•
Offset 2012 financial headwinds, such as higher pension and healthcare expenses, and the revenue impact of regulatory changes, in part due to revenue enhancement and expense reduction initiatives identified as part of the 2012 annual planning process (the "profit improvement plan"). Primary components of the profit improvement plan included:

•	Increasing cross-sell referrals, allocating resources to faster-growing businesses, and reviewing fee-based pricing, credit pricing and deposit rates.

•
Expense reduction and efficiency improvements such as centralizing, standardizing and consolidating similar functions, reducing discretionary spending, vendor consolidation and increasing utilization of technology.

The financial impact of many of these initiatives, ranging from pricing adjustments and a more aggressive strategy of pursuing referrals to better utilization of resources, cannot be quantified in isolation from 2012 events and the operations of the Corporation. However, the Corporation's 2012 results indicate that the 2012 profit improvement plan objective of offsetting higher pension and healthcare expenses and the revenue impact of regulatory changes was achieved.
2013 Business Outlook
For 2013, management expects the following compared to 2012, assuming a continuation of the current slow growing economic environment:

•	Continued growth in average loans at a slower pace, with economic uncertainty impacting demand and a continued focus on maintaining pricing and structure discipline in a competitive environment.

•
Lower net interest income, reflecting both a decline of $40 million to $50 million in purchase accounting accretion and the effect of continued low rates. Loan growth should partially offset the impact of low rates on loans and securities.

•	Provision for credit losses stable, reflecting loan growth offset by a decline in nonperforming loans and net charge-offs.

•	Increase in customer-driven noninterest income, reflecting continued cross-sell initiatives and selective pricing adjustments. (Outlook does not include expectations for non-customer driven income).

•	Lower noninterest expenses, reflecting further cost savings due to tight expense control and no restructuring expenses.

•	Income tax expense to approximate 36.5 percent of pretax income less approximately $66 million in tax credits.

RESULTS OF OPERATIONS
The following section provides a comparative discussion of the Corporation's Consolidated Results of Operations for the three-year period ended December 31, 2012. For a discussion of the Critical Accounting Policies that affect the Consolidated Results of Operations, see the "Critical Accounting Policies" section of this Financial Review.
ANALYSIS OF NET INTEREST INCOME - Fully Taxable Equivalent (FTE)

(dollar amounts in millions)
Years Ended December 31	2012			2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$26,224	$903	3.44%	$22,208	$819	3.69%	$21,090	$820	3.89%
Real estate construction loans	1,390	62	4.44	1,843	80	4.37	2,839	90	3.17
Commercial mortgage loans	9,842	437	4.44	10,025	424	4.23	10,244	421	4.10
Lease financing	864	26	3.01	950	33	3.51	1,086	42	3.88
International loans	1,272	47	3.73	1,191	46	3.83	1,222	48	3.94
Residential mortgage loans	1,505	68	4.55	1,580	83	5.27	1,607	85	5.30
Consumer loans	2,209	76	3.42	2,278	80	3.50	2,429	86	3.54
Business loan swap income (a)	—	—	—	—	1	—	—	28	—
Total loans (b) (c)	43,306	1,619	3.74	40,075	1,566	3.91	40,517	1,620	4.00

Auction-rate securities available-for-sale	275	2	0.79	479	4	0.72	745	8	1.01
Other investment securities available-for-sale	9,640	233	2.48	7,692	231	3.06	6,419	220	3.51
Total investment securities available-for-sale (d)	9,915	235	2.43	8,171	235	2.91	7,164	228	3.24

Federal funds sold	17	—	0.27	5	—	0.32	6	—	0.36
Interest-bearing deposits with banks (e)	4,112	10	0.26	3,741	9	0.24	3,191	8	0.25
Other short-term investments	134	2	1.65	129	3	2.17	126	2	1.58
Total earning assets	57,484	1,866	3.27	52,121	1,813	3.49	51,004	1,858	3.65
Cash and due from banks	983			921			825
Allowance for loan losses	(693)			(838)			(1,019)
Accrued income and other assets	5,081			4,713			4,743
Total assets	$62,855			$56,917			$55,553

Money market and interest-bearing checking deposits	$20,629	35	0.17	$19,088	47	0.25	$16,355	51	0.31
Savings deposits	1,593	1	0.06	1,550	2	0.11	1,394	1	0.08
Customer certificates of deposit	5,902	31	0.53	5,719	39	0.68	5,875	53	0.90
Foreign office and other time deposits (f)	412	3	0.63	411	2	0.48	768	10	1.40
Total interest-bearing deposits	28,536	70	0.25	26,768	90	0.33	24,392	115	0.47
Short-term borrowings	76	—	0.12	138	—	0.13	216	1	0.25
Medium- and long-term debt (g)	4,818	65	1.36	5,519	66	1.20	8,684	91	1.05
Total interest-bearing sources	33,430	135	0.41	32,425	156	0.48	33,292	207	0.62

Noninterest-bearing deposits	21,004			16,994			15,094
Accrued expenses and other liabilities	1,409			1,147			1,099
Total shareholders’ equity	7,012			6,351			6,068
Total liabilities and shareholders’ equity	$62,855			$56,917			$55,553
Net interest income/rate spread (FTE)		$1,731	2.86		$1,657	3.01		$1,651	3.03

FTE adjustment (h)		$3			$4			$5
Impact of net noninterest-bearing sources of funds			0.17			0.18			0.21
Net interest margin (as a percentage of average earning assets) (FTE) (b) (d) (e)			3.03%			3.19%			3.24%

(a)	The gain or loss attributable to the effective portion of cash flow hedges is shown in "Business loan swap income".

(b)
Accretion of the purchase discount on the acquired loan portfolio of $71 million and $53 million increased the net interest margin by 12 basis points and 10 basis points in 2012 and 2011, respectively.

(c)	Nonaccrual loans are included in average balances reported and in the calculation of average rates.

(d)	Average rate based on average historical cost. Carrying value exceeded average historical cost by $255 million, $111 million and $115 million in 2012, 2011 and 2010, respectively.

(e)
Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 21 basis points, 22 basis points, and 20 basis points in 2012, 2011 and 2010 respectively.

(f)	Includes substantially all deposits by foreign depositors; deposits are primarily in excess of $100,000.

(g)
Medium- and long-term debt average balances include the gain attributed to the risk hedged by risk management swaps that qualify as fair value hedges. The gain or loss attributable to the effective portion of fair value hedges of medium- and long-term debt, which totaled a net gain of $69 million, $72 million and $77 million in 2012, 2011 and 2010, respectively, is included in the related expense line item.

(h)	The FTE adjustment is computed using a federal tax rate of 35%.

RATE/VOLUME ANALYSIS - FTE

(in millions)
Years Ended December 31	2012/2011					2011/2010
	Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)		Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Commercial loans	$(54)		$138	$84		$(42)		$41	$(1)
Real estate construction loans	1		(19)	(18)		34		(44)	(10)
Commercial mortgage loans	21		(8)	13		12		(9)	3
Lease financing	(4)		(3)	(7)		(4)		(5)	(9)
International loans	(1)		2	1		(1)		(1)	(2)
Residential mortgage loans	(12)		(3)	(15)		—		(2)	(2)
Consumer loans	(2)		(2)	(4)		(1)		(5)	(6)
Business loan swap income	(1)		—	(1)		(27)		—	(27)
Total loans	(52)	(b)	105	53	(b)	(29)	(b)	(25)	(54)	(b)

Auction-rate securities available-for-sale	—		(2)	(2)		(2)		(2)	(4)
Other investment securities available-for-sale	(45)		47	2		(28)		39	11
Investment securities available-for-sale	(45)		45	—		(30)		37	7

Interest-bearing deposits with banks	1		—	1		—		1	1
Other short-term investments	(1)		—	(1)		1		—	1
Total interest income (FTE)	(97)		150	53		(58)		13	(45)

Interest Expense:
Money market and interest-bearing checking deposits	(15)		3	(12)		(11)		7	(4)
Savings deposits	(1)		—	(1)		1		—	1
Customer certificates of deposit	(9)		1	(8)		(13)		(1)	(14)
Foreign office and other time deposits	1		—	1		(7)		(1)	(8)
Total interest-bearing deposits	(24)		4	(20)		(30)		5	(25)

Short-term borrowings	—		—	—		—		(1)	(1)
Medium- and long-term debt	9		(10)	(1)		13		(38)	(25)
Total interest expense	(15)		(6)	(21)		(17)		(34)	(51)

Net interest income (FTE)	$(82)		$156	$74		$(41)		$47	$6

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Reflected increases of $18 million and $53 million in accretion of the purchase discount on the acquired Sterling loan portfolio in 2012 and 2011, respectively.
NET INTEREST INCOME
Net interest income is the difference between interest and yield-related fees earned on assets and interest paid on liabilities. Adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis. The FTE adjustment totaled $3 million, $4 million and $5 million in 2012, 2011 and 2010, respectively. Gains and losses related to the effective portion of risk management interest rate swaps that qualify as hedges are included with the interest expense of the hedged item. Net interest income on a FTE basis comprised 68 percent of total revenues in 2012, 2011 and 2010. The “Analysis of Net Interest Income-Fully Taxable Equivalent” table of this financial review provides an analysis of net interest income for the years ended December 31, 2012, 2011 and 2010. The rate-volume analysis in the table above details the components of the change in net interest income on a FTE basis for 2012 compared to 2011 and 2011 compared to 2010.
Net interest income was $1.7 billion in 2012, an increase of $75 million compared to 2011. The increase in net interest income in 2012, compared to 2011, resulted primarily from a $5.4 billion increase in average earning assets and an $18 million increase in the accretion of the purchase discount on the acquired Sterling loan portfolio, partially offset by a decrease in yields. Average earning assets increased $5.4 billion, or 10 percent, to $57.5 billion in 2012, compared to 2011, in part due to the full-year impact of earning assets acquired from Sterling in 2012, compared to a five-month impact in 2011. The increase in average earning assets primarily reflected increases of $3.2 billion in average loans, $1.7 billion in average investment securities available-for-sale and $371 million in average interest-bearing deposits with banks. The net interest margin (FTE) in 2012 decreased 16 basis points to 3.03 percent, from 3.19 percent in 2011, primarily from decreased yields on loans and mortgage-backed investment securities, partially offset by lower deposit rates and an increase in accretion of the purchase discount on the Sterling acquired loan portfolio. The decrease in loan yields reflected a shift in the average loan portfolio mix, largely due to an increase in lower-yielding average commercial loans as well as a decrease in higher-yielding commercial real estate loans, the maturity of higher-yielding fixed-rate loans and positive credit quality migration throughout the portfolio, partially offset by an increase in interest recognized on nonaccrual loans. Yields on mortgage-backed investment securities decreased as a result of prepayments on higher-yielding securities and new investments in lower-yielding securities impacted by the lower rate environment. Accretion of the purchase discount on the acquired Sterling loan portfolio increased the net interest margin by 12 basis points in 2012, compared to 10 basis points in 2011, and excess liquidity reduced the net interest margin by approximately 21 basis points in 2012, compared to 22 basis points 2011. Excess liquidity was represented by $4.0 billion and $3.7 billion of average balances deposited with the Federal Reserve Bank (FRB) in 2012 and 2011, respectively, included in “interest-bearing deposits with banks” on the consolidated balance sheets. The increase in net interest income (FTE) of $74 million in 2012, compared to 2011, reflected the benefit from increases in average loans ($105 million) and average investment securities ($45 million), lower deposit rates ($24 million) and an increase in accretion of the purchase discount on the acquired Sterling loan portfolio ($18 million), partially offset by decreased yields on loans ($70 million) and mortgage-backed investment securities ($45 million).
The Corporation utilizes various asset and liability management strategies to manage net interest income exposure to interest rate risk. Refer to the “Market and Liquidity Risk” section of this financial review for additional information regarding the Corporation's asset and liability management policies.
Net interest income was $1.7 billion in 2011, an increase of $7 million compared to 2010. The increase in net interest income in 2011, compared to 2010, resulted primarily from a $1.1 billion increase in average earning assets, partially offset by a decrease in yields. Average earning assets increased $1.1 billion, or 2 percent, to $52.1 billion in 2012, compared to 2011, primarily due to the acquisition of Sterling on July 28, 2011. The increase in average earning assets primarily reflected increases of $1.0 billion in average investment securities available-for-sale and $550 million in average interest-bearing deposits with banks, partially offset by a decrease of $442 million in average loans. The net interest margin (FTE) in 2011 decreased 5 basis points to 3.19 percent, from 3.24 percent in 2010, primarily from decreased yields on loans and mortgage-backed investment securities, partially offset by accretion of the purchase discount on the Sterling acquired loan portfolio and lower deposit costs. The decrease in loan yields was primarily the result of a shift in the average loan portfolio mix toward LIBOR-based portfolios, the maturity of higher-yielding fixed-rate loans, loan repricing and decreases in one-month LIBOR, partially offset by improved credit quality. Accretion of the purchase discount on the acquired Sterling loan portfolio increased the net interest margin by 10 basis points in 2011 and excess liquidity reduced the net interest margin by approximately 22 basis points and 20 basis points in 2011 and 2010, respectively. Excess liquidity was represented by $3.7 billion and $3.1 billion of average balances deposited with the FRB in 2011 and 2010, respectively. The increase in net interest income (FTE) of $6 million in 2011, compared to 2010, reflected the benefits provided by accretion of the purchase discount on the acquired Sterling loan portfolio ($53 million), a decrease in medium- and long-term debt ($38 million), an increase in average investment securities ($37 million) and lower deposit rates ($30 million), partially offset by decreased yields on loans ($55 million) and mortgage-backed investment securities ($30 million), the maturity of interest rate swaps at positive spreads ($27 million) and a decrease in average loans ($25 million).
PROVISION FOR CREDIT LOSSES
The provision for credit losses was $79 million in 2012, compared to $144 million in 2011. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. The provision for loan losses was $73 million in 2012, compared to $153 million in 2011 and $480 million in 2010. The decrease of $80 million in the provision for loan losses in 2012, compared to 2011, resulted primarily from continued improvements in credit quality in the loan portfolio, in part reflecting improvements in the U.S. economy. Improvements in credit quality included a decline of $1.4 billion in the Corporation's internal watch list loans from December 31, 2011 to December 31, 2012. The Corporation's internal watch list is generally consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Reflected in the decline in watch list loans was a decrease in nonaccrual loans of $341 million from December 31, 2011 to December 31, 2012. The $327 million decrease in the provision for loan losses in 2011, when compared to 2010, resulted primarily from continued improvements in credit quality, including a decrease of $1.1 billion in the Corporation's internal watch list loans and a decrease of $353 million in the inflow to nonaccrual loans.
Net loan charge-offs in 2012 decreased $158 million to $170 million, or 0.39 percent of average total loans, compared to $328 million, or 0.82 percent, in 2011. The $158 million decrease in net loan charge-offs in 2012, compared to 2011, primarily reflected decreases in Middle Market ($74 million), Small Business ($45 million), Private Banking ($17 million) and Commercial Real Estate ($15 million). By geographic market, the decrease in net loan charge-offs in 2012, compared to 2011, primarily reflected decreases in Michigan ($107 million), California ($28 million) and Other Markets ($27 million). Net loan charge-offs in 2011 decreased $236 million compared to $564 million in 2010. The $236 million decrease in net loan charge-offs in 2011, compared to 2010, consisted primarily of decreases in the Commercial Real Estate ($164 million), Middle Market ($58 million) and Private Banking ($12 million) business lines.

The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses increased $15 million to a provision of $6 million in 2012, compared to a benefit of $9 million in 2011 and a benefit of $2 million in 2010. The $15 million increase in the provision for credit losses on lending-related commitments in 2012, compared to 2011, resulted primarily from the establishment of specific reserves in the second quarter 2012 for set aside/bonded stop loss commitments related to residential real estate construction credits in the California market and an increase in the probability of draw applied to all remaining unfunded commitments effective in 2012 as a result of an updated analysis of borrower draw behavior. The $7 million decrease in the provision for credit losses on lending-related commitments in 2011, when compared to 2010, resulted primarily from improved credit quality in unfunded commitments in the Michigan, California and Texas markets. No provision for credit losses was recorded for Sterling lending-related commitments in 2012 and 2011, as the remaining purchase discount recorded for lending-related commitments acquired from Sterling exceeded the required allowance. Lending-related commitment charge-offs were insignificant in 2012, 2011 and 2010.
For further discussion of the allowance for loan losses and the allowance for credit losses on lending-related commitments, including an analysis of the changes in the allowances, refer to the "Credit Risk" and "Critical Accounting Policies" sections of this financial review.
NONINTEREST INCOME

(in millions)
Years Ended December 31	2012	2011	2010
Customer-driven income:
Service charges on deposit accounts	$214	$208	$208
Fiduciary income	158	151	154
Commercial lending fees	96	87	95
Letter of credit fees	71	73	76
Card fees	47	58	58
Foreign exchange income	38	40	39
Brokerage fees	19	22	25
Other customer-driven income (a)	100	83	78
Total customer-driven noninterest income	743	722	733
Noncustomer-driven income:
Bank-owned life insurance	39	37	40
Net securities gains	12	14	3
Other noncustomer-driven income (a)	24	19	13
Total noninterest income	$818	$792	$789

(a)	The table that follows below illustrates further details on certain categories included in other noninterest income.
Noninterest income increased $26 million to $818 million in 2012, compared to $792 million in 2011, and increased $3 million in 2011, compared to $789 million in 2010. An analysis of significant year over year changes by individual line item follows.
Service charges on deposit accounts increased $6 million, or 4 percent, in 2012, compared to 2011, and was unchanged in 2011, compared to 2010. Service charges increased in 2012 primarily due to the full-year impact of Sterling in 2012, compared to a five-month impact from Sterling in 2011. In 2011, an increase in commercial service charges and the benefit from five months of Sterling service charge income offset reduced fees from retail overdrafts, which reflected the impact of overdraft policy changes implemented in the second half of 2010.
Fiduciary income increased $7 million, or 5 percent, to $158 million in 2012, compared to $151 million in 2011, and decreased $3 million, or 2 percent, in 2011, compared to 2010. Personal and institutional trust fees are the two major components of fiduciary income. These fees are based on services provided and assets managed. Fluctuations in the market values of the underlying assets managed, which include both equity and fixed income securities, impact fiduciary income. The increase in 2012 was primarily due to an increase in personal trust fees, primarily driven by an increase in the volume of fiduciary services sold, the favorable impact on fees of market value increases and an increase in service fees collected on estate administration services. The decrease in 2011 resulted from a decrease in institutional trust fees, primarily due to a decrease in yields on short-term funds and reduced pension service fees, partially offset by an increase in personal trust fees, primarily due to market value increases.
Commercial lending fees increased $9 million, or 10 percent, to $96 million in 2012, compared to $87 million in 2011, and decreased $8 million, or 9 percent, in 2011, compared to 2010. The increase in 2012 was primarily due to an increase in syndication agent fees, reflecting a higher volume of activity in 2012. The decrease in 2011 was primarily due to decreased syndication agent fees due to lower volume and decreased commercial loan service charges.

Letter of credit fees decreased $2 million, or 3 percent, to $71 million in 2012, compared to $73 million in 2011, and decreased $3 million, or 3 percent, in 2011, compared to 2010. The decrease in 2012 was primarily due to decreased volume. The decrease in 2011 was primarily due to decreased volume and competitive pricing.
Card fees, which consist primarily of interchange fees earned on debit cards and commercial cards, decreased $11 million, or 20 percent, to $47 million in 2012, compared to $58 million in 2011, and were unchanged in 2011, compared to 2010. The decrease in 2012 primarily reflected the impact of regulatory limits on debit card transaction processing fees implemented in the fourth quarter 2011. Card fees were unchanged in 2011, as the benefit from increased card activity and the addition of Sterling offset the impact of the regulatory limits as discussed above.
Bank-owned life insurance income increased $2 million, or 6 percent, to $39 million in 2012, compared to $37 million in 2011, and decreased $3 million, or 8 percent, in 2011, compared to 2010. The increase in 2012 was primarily due to increases in earnings and death benefits received. The decrease in 2011 resulted primarily from a decrease in death benefits received, partially offset by an increase in earnings, in part due to the addition of Sterling.
Brokerage fees decreased $3 million, or 14 percent, to $19 million in 2012, compared to $22 million in 2011, and decreased $3 million, or 10 percent, in 2011, compared to 2010. Brokerage fees include commissions from retail brokerage transactions and mutual fund sales and are subject to changes in the level of market activity. The decreases in both 2012 and 2011 were primarily due to the compression of short-term interest rates and a decline in the transaction volume.
Net securities gains decreased $2 million to $12 million in 2012, compared to 2011, and increased $11 million to $14 million in 2011, compared to 2010. Net securities gains in 2012 reflected $14 million of gains on the redemption of auction-rate securities, partially offset by $2 million of charges related to a derivative contract tied to the conversion rate of Visa Class B shares. In 2011, the Corporation recognized net gains on sales of Sterling legacy securities of $12 million and net gains on sales and redemptions of auction-rate securities of $10 million, partially offset by charges related to Visa Class B shares of $7 million. For further information about the derivative contract tied to the conversion rate of Visa Class B shares, refer to Note 2 to the consolidated financial statements.
Other noninterest income increased $22 million, or 21 percent, to $124 million in 2012, compared to $102 million in 2011, and increased $11 million, or 12 percent, in 2011, compared to 2010. The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of income.

(in millions)
Years Ended December 31	2012	2011	2010
Other customer-driven income:
Customer derivative income	$25	$16	$8
Investment banking fees	20	13	17
All other customer-driven income	55	54	53
Total other customer-driven income	100	83	78
Other noncustomer-driven income:
Securities trading income	19	14	16
Income from principal investing and warrants	8	15	3
Deferred compensation asset returns (a)	7	2	5
Incentive bonus from third-party credit card provider	5	—	—
Amortization of low income housing investments	(57)	(52)	(51)
All other noncustomer-driven income	42	40	40
Total other noncustomer-driven income	24	19	13
Total other noninterest income	$124	$102	$91

(a)
Compensation deferred by the Corporation's officers is invested based on investment selections of the officers. Income earned on these assets is reported in noninterest income and the offsetting increase in liability is reported in salaries expense.

NONINTEREST EXPENSES

(in millions)
Years Ended December 31	2012	2011	2010
Salaries	$778	$770	$740
Employee benefits	240	205	179
Total salaries and employee benefits	1,018	975	919
Net occupancy expense	163	169	162
Equipment expense	65	66	63
Outside processing fee expense	107	101	96
Software expense	90	88	89
Merger and restructuring charges	35	75	—
FDIC insurance expense	38	43	62
Advertising expense	27	28	30
Other real estate expense	9	22	29
Other noninterest expenses	205	204	192
Total noninterest expenses	$1,757	$1,771	$1,642
Noninterest expenses decreased $14 million, or 1 percent, to $1.8 billion in 2012, compared to 2011, and increased $129 million, or 8 percent, in 2011, compared to 2010. An analysis of increases and decreases by individual line item is presented below.
Salaries expense increased $8 million, or 1 percent, to $778 million in 2012, compared to $770 million in 2011, and increased $30 million, or 4 percent, in 2011, compared to 2010. The increase in salaries expense in 2012 was primarily due to the full-year impact of Sterling in 2012, compared to a five-month impact in 2011, and annual merit increases, partially offset by a reduction in staffing levels and lower executive incentive compensation. The Corporation's incentive programs are designed to reward performance and provide market competitive total compensation. Business unit incentives are tied to new business and business unit profitability, while executive incentives are tied to the Corporation's overall performance and peer-based comparisons of results. The increase in salaries expense in 2011 was primarily due to the addition of Sterling and increases in incentive compensation, reflecting overall performance, including the Corporation's performance relative to its peers.
Employee benefits expense increased $35 million, or 17 percent, to $240 million in 2012, compared to $205 million in 2011, and increased $26 million, or 14 percent in 2011, compared to 2010. The increase in 2012 resulted primarily from a $28 million increase in defined benefit pension expense, largely driven by declines in the discount rate and the expected long-term rate of return on plan assets. The remaining increase in employee benefits expense was primarily the result of the full-year impact of Sterling in 2012, compared to a five-month impact in 2011. The increase in 2011 resulted primarily from a $17 million increase in pension expense, reflecting declines in the discount rate and the expected long-term rate of return on plan assets, as well as the addition of Sterling.
Net occupancy and equipment expense decreased $7 million, or 3 percent, to $228 million in 2012, compared to $235 million in 2011, and increased $10 million, or 4 percent, in 2011, compared to 2010. The decrease in 2012 was primarily due to optimizing real estate usage in the Michigan market early in the first quarter 2012, lower maintenance and repair costs, as well as the receipt of property tax refunds related to settlements of tax appeals, partially offset by the full-year impact of the addition of Sterling banking centers, compared to a five-month impact in 2011. The increase in 2011 was primarily due to the addition of Sterling banking centers.
Outside processing fee expense increased $6 million, or 6 percent, to $107 million in 2012, compared to $101 million in 2011, and increased $5 million, or 5 percent, in 2011, compared to 2010. The increase in 2012 was primarily due to higher volumes in activity-based processing charges and increased fees related to the Corporation's outsourcing of lockbox services. The increase in 2011 was primarily due to the Corporation's conversion to an enhanced brokerage platform and higher volumes in activity-based processing charges, primarily driven by expanded card products.
The Corporation recognized merger and restructuring charges of $35 million in 2012 and $75 million in 2011 in connection with the acquisition of Sterling in 2011. Merger and restructuring charges include facilities and contract termination charges, systems integration and related charges, severance and other employee-related charges and transaction-related costs. The restructuring plan was completed in 2012 and resulted in cumulative costs of $110 million. For additional information regarding merger and restructuring charges, refer to Note 23 to the consolidated financial statements.
FDIC insurance expense decreased $5 million, or 12 percent, to $38 million in 2012, compared to $43 million in 2011, and decreased $19 million, or 30 percent, in 2011, compared to 2010. The decrease in 2012 was primarily the result of lower assessment rates, as well as the full-year impact of the implementation of changes to the deposit insurance assessments system which were effective April 1, 2011. The decrease in 2011, compared to 2010, was primarily due to the 2011 implementation of changes to the deposit insurance assessment system.

Other real estate expense decreased $13 million to $9 million in 2012, from $22 million in 2011, and decreased $7 million in 2011, compared to 2010. Other real estate expense includes write-downs, net gains (losses) on sales and carrying costs related primarily to foreclosed property. The decrease in 2012 was primarily due to decreases in write-downs and losses on sales of foreclosed property. The decrease in 2011 was primarily due to decreases in write-downs, losses on sales of foreclosed property and carrying costs, compared to 2010.
Other noninterest expenses increased $1 million, to $205 million in 2012, from $204 million in 2011, and increased $12 million in 2011, compared to 2010. The increase in 2012 primarily reflected an $8 million increase in operational losses, and a $13 million increase in litigation-related expenses, resulting primarily from developments in certain litigation claims in 2012, partially offset by a $12 million decrease in legal fees and a $10 million increase in net gains recognized on sales of assets. The increase in 2011 primarily reflected increases of $8 million in legal fees and $8 million in litigation-related expenses, partially offset by a $2 million decrease in operational losses. The increase in legal fees in 2011 was primarily due to increased litigation expense, primarily related to the favorable resolution of a long-standing matter, and the acquisition of Sterling. The increase in litigation-related expenses in 2011 reflected an increase in estimated probable litigation losses, as certain litigation contingencies progressed close to resolution and accruals were made for certain litigation arising during the year. Operational losses include traditionally defined operating losses, such as fraud and processing losses, as well as uninsured losses.
INCOME TAXES AND TAX-RELATED ITEMS
The provision for income taxes in 2012 was $189 million, compared to $137 million in 2011 and $55 million in 2010. The $52 million increase in the provision for income taxes in 2012, compared to 2011, was due primarily to an increase in pretax income during the same period. In addition, the provision for income taxes for 2011 included a $19 million charge related to a final settlement agreement with the Internal Revenue Service (IRS) involving the repatriation of foreign earnings on a structured investment transaction, partially offset by the release of tax reserves of $7 million due to the Corporation's participation in a state of California voluntary compliance initiative.
Net deferred tax assets were $254 million at December 31, 2012, compared to $395 million at December 31, 2011. The decrease of $141 million resulted primarily from a decrease in the allowance for loan losses, accretion of the purchase discount on the acquired Sterling loan portfolio, a decrease in deferred tax assets related to defined benefit plans, primarily resulting from a 2012 contribution to the defined benefit pension plan, the utilization of tax credits and an increase in net unrealized gains on investment securities available-for-sale, partially offset by a decrease in deferred tax liabilities related to lease financing transactions. Included in net deferred tax assets at December 31, 2012 were deferred tax assets of $609 million. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed at both December 31, 2012 and December 31, 2011. This conclusion was based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events.
PREFERRED STOCK DIVIDENDS
There were no preferred stock dividends in 2012 and 2011. Preferred stock dividends totaled $123 million in 2010.
In 2010, the Corporation fully redeemed $2.25 billion of preferred stock issued in 2008 in connection with the U.S. Department of Treasury Capital Purchase Program. The redemption was funded by the net proceeds from an $880 million common stock offering completed in the first quarter 2010 and from excess liquidity at the parent company. Preferred stock dividends in 2010 included a one-time redemption charge of $94 million, reflecting the accelerated accretion of the remaining discount, cash dividends of $24 million and non-cash discount accretion of $5 million. Preferred stock dividends reduced diluted earnings per common share by $0.71 in 2010.

STRATEGIC LINES OF BUSINESS
BUSINESS SEGMENTS
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 22 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business segments for the years ended December 31, 2012, 2011 and 2010.
Segment Reporting Methodology
Net interest income for each business segment is the total of interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP) funding credits and charges. The FTP methodology provides the business segments credits for deposits and other funds provided and charges the business segments for loans and other assets utilizing funds. This credit or charge is based on matching stated or implied maturities for these assets and liabilities. The FTP credit provided for deposits reflects the long-term value of deposits generated based on their implied maturity. The FTP charge for funding assets reflects a matched cost of funds based on the pricing and term characteristics of the assets. For acquired loans and deposits, matched maturity funding is determined based on origination date. Accordingly, the FTP process reflects the transfer of interest rate risk exposures to the Treasury group within the Finance segment, where such exposures are centrally managed. The provision for loan losses is assigned based on the amount necessary to maintain an allowance for loan losses appropriate for each business segment, based on the methodology used to estimate the consolidated allowance for loan losses described in Note 1 to the consolidated financial statements. Noninterest income and expenses directly attributable to a line of business are assigned to that business segment. Direct expenses incurred by areas whose services support the overall Corporation are allocated to the business segments as follows: product processing expenditures are allocated based on standard unit costs applied to actual volume measurements; administrative expenses are allocated based on estimated time expended; and corporate overhead is assigned 50 percent based on the ratio of the business segment’s noninterest expenses to total noninterest expenses incurred by all business segments and 50 percent based on the ratio of the business segment’s attributed equity to total attributed equity of all business segments. Equity is attributed based on credit, operational and interest rate risks. Most of the equity attributed relates to credit risk, which is determined based on the credit score and expected remaining life of each loan, letter of credit and unused commitment recorded in the business segments. Operational risk is allocated based on loans and letters of credit, deposit balances, non-earning assets, trust assets under management, certain noninterest income items, and the nature and extent of expenses incurred by business units. Virtually all interest rate risk is assigned to Finance, as are the Corporation’s hedging activities.
The following table presents net income (loss) by business segment.

(dollar amounts in millions)
Years Ended December 31	2012		2011		2010
Business Bank	$840	88%	$723	92%	$529	107%
Retail Bank	50	5	23	3	(31)	(6)
Wealth Management	66	7	42	5	(3)	(1)
	956	100%	788	100%	495	100%
Finance	(396)		(346)		(236)
Other (a)	(39)		(49)		18
Total	$521		$393		$277
(a)    Includes discontinued operations in 2010 and items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $840 million in 2012 increased $117 million, compared to $723 million in 2011. Net interest income (FTE) of $1.5 billion increased $114 million in 2012, primarily due to the benefit provided by an increase of $3.4 billion in average loans, an increase in accretion of the purchase discount on the acquired Sterling loan portfolio of $14 million, an increase in net FTP credits, primarily due to the benefit provided by an increase of $3.4 billion in average deposits, and lower deposit rates, partially offset by lower loan yields. The provision for credit losses increased $7 million, to $36 million in 2012, compared to 2011, primarily reflecting increases in Commercial Real Estate and Mortgage Banker Finance, partially offset by a decrease in Corporate. Net credit-related charge-offs of $107 million decreased $92 million in 2012, compared to 2011, primarily due to a decrease in net charge-offs in Middle Market. Noninterest income of $319 million in 2012 increased $13 million from 2011, primarily due to increases in commercial lending fees ($10 million), customer derivative income ($6 million) and card fees ($4 million), partially offset by a decrease in warrant income ($5 million). Noninterest expenses of $602 million in 2012 decreased

$48 million from 2011, primarily due to decreases in corporate overhead expense ($25 million), other real estate expense ($12 million) and legal fees ($11 million).
Net income for the Retail Bank of $50 million in 2012 increased $27 million, compared to $23 million in 2011. Net interest income (FTE) of $645 million increased $15 million in 2012, primarily due to an increase in net FTP credits, primarily due to the benefit provided by an increase of $1.7 billion in average deposits, an increase in accretion of the purchase discount on the acquired Sterling loan portfolio of $4 million and lower deposit rates, partially offset by lower loan yields. The provision for credit losses of $21 million in 2012 decreased $56 million from 2011, primarily reflecting decreases in Small Business and Personal Banking, both primarily in the Michigan and California markets. Net credit-related charge-offs of $40 million in 2012 decreased $49 million from 2011, primarily due to decreases in Small Business in the Michigan and California markets. Noninterest income of $173 million in 2012 increased $4 million from 2011, primarily due to a $6 million increase in service charges on deposit accounts, a $5 million annual incentive bonus received in 2012 from Comerica's third party credit card provider and smaller increases in several other noninterest income categories, partially offset by a $16 million decrease in card fees. In addition, net securities gains increased $5 million, reflecting a decrease in charges related to Visa Class B shares. Noninterest expenses of $723 million in 2012 increased $40 million from 2011, primarily due to increases in salaries and benefit expense ($20 million), processing charges ($10 million) and core deposit intangible amortization ($4 million), partially offset by a decreases in corporate overhead expense ($8 million). The increases in processing charges and salaries and benefit expense were primarily due to the full-year impact of Sterling.
Wealth Management's net income of $66 million in 2012 increased $24 million, compared to $42 million in 2011. Net interest income (FTE) of $187 million in 2012 increased $3 million, compared to 2011. Average deposits increased $584 million, reflecting increases in all major markets, while average loans decreased $181 million, primarily due to declines in Michigan, California and Other Markets. The provision for credit losses of $21 million in 2012 decreased $19 million and net credit-related charge-offs of $23 million in 2012 decreased $17 million from 2011, with both decreases primarily in the California and Michigan markets. Noninterest income of $258 million increased $19 million from 2011, primarily due to increases in investment banking fees ($7 million), fiduciary income ($7 million) and securities trading income ($5 million). Noninterest expenses of $320 million in 2012 increased $5 million from 2011, primarily due to an $11 million increase in salaries and employee benefits expense, partially offset by a $6 million decrease in corporate overhead expense and smaller decreases in several other noninterest expense categories.
The net loss in the Finance segment was $396 million in 2012, compared to a net loss of $346 million in 2011. Net interest expense (FTE) of $680 million in 2012 increased $60 million, compared to 2011, primarily as a result of the Corporation's internal FTP methodology as described above. The Finance Division pays the three major business segments for the long-term value of deposits based on their implied lives. The three major business segments pay the Finance Division for funding based on the pricing and term characteristics of their loans. The increase in net interest expense (FTE) was primarily due to an increase in average deposits in the three major business segments and a decrease in average loans in Wealth Management. Noninterest income of $60 million decreased $14 million, primarily reflecting one-time gains of $12 million from sales of Sterling legacy securities recognized in 2011. Noninterest expenses of $12 million in 2012 increased $1 million from 2011.
The net loss in the Other category of $39 million in 2012 decreased $10 million, compared to $49 million in 2011. The decrease in net loss primarily reflected a $12 million decrease in noninterest expenses, partially offset by a decrease of $5 million in the benefit for income taxes (FTE). The decrease in noninterest expenses primarily reflected a $40 million decrease in merger and restructuring charges related to Sterling and an increase of $7 million in net gains recognized on sales of assets, partially offset by a $13 million increase in litigation-related expenses and operational losses.

MARKET SEGMENTS
The geographic market segments were realigned in the fourth quarter 2012 to reflect the Corporation's three largest geographic markets: Michigan, California and Texas. Other Markets includes Florida, Arizona, the International Finance division and businesses that have a significant presence outside the three primary geographic markets. The Finance & Other category includes the Finance segment and the Other category as previously described in the "Business Segments" section of this financial review. The table and narrative below present the market results, including prior periods, based on the structure and methodologies in effect at December 31. 2012. Note 22 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the years ended December 31, 2012, 2011 and 2010.

The following table presents net income (loss) by market segment.

(dollar amounts in millions)
Years Ended December 31	2012		2011		2010
Michigan	$288	30%	$227	29%	$167	34%
California	273	29	230	29	131	26
Texas	190	20	181	23	70	14
Other Markets	205	21	150	19	127	26
	956	100%	788	100%	495	100%
Finance & Other (a)	(435)		(395)		(218)
Total	$521		$393		$277
(a)    Includes discontinued operations in 2010 and items not directly associated with the market segments.
The Michigan market's net income of $288 million in 2012 increased $61 million, compared to $227 million in 2011. Net interest income (FTE) of $780 million in 2012 decreased $28 million from 2011, primarily due to a decrease in loan yields and the impact of a $319 million decrease in average loans, partially offset by lower deposit rates and a decrease in net FTP funding costs, reflecting the benefit provided by a $1.0 billion increase in average deposits. The provision for credit losses of $4 million in 2012 decreased $80 million from 2011, primarily reflecting decreases in Small Business, Corporate, Personal Banking and Private Banking, partially offset by an increase in Middle Market. Net credit-related charge-offs of $41 million in 2012 decreased $107 million from 2011, primarily due to decreases in Middle Market and Small Business. Noninterest income of $387 million in 2012 increased $6 million from 2011, primarily due to a $7 million increase in investment banking income and smaller increases in several other noninterest income categories, partially offset by a $6 million decrease in card fees. Noninterest expenses of $716 million in 2012 decreased $29 million from 2011, primarily due to decreases in corporate overhead expense ($20 million), other real estate expense ($11 million) and smaller decreases in several other noninterest expense categories, partially offset by an increase in litigation-related expenses and operational losses ($6 million).
The California market's net income of $273 million increased $43 million in 2012, compared to $230 million in 2011. Net interest income (FTE) of $701 million in 2012 increased $47 million from 2011, primarily due to the benefit provided by a $917 million increase in average loans, an increase in FTP funding credits, reflecting the benefit provided by a $1.9 billion increase in average deposits, a decrease in FTP funding costs and lower deposit rates, partially offset by lower loan yields. The provision for credit losses of $3 million in 2012 decreased $18 million from 2011, primarily reflecting decreases in Middle Market and Small Business, partially offset by increases in Commercial Real Estate and Corporate. Net credit-related charge-offs of $47 million in 2012 decreased $28 million from 2011, primarily due to decreases in Small Business, Private Banking and Commercial Real Estate. Noninterest income of $136 million in 2012 was unchanged from 2011, as a $4 million increase in customer derivative income and smaller increases in several other noninterest income categories were offset by decreases of $3 million in warrant income and $3 million in card fees. Noninterest expenses of $394 million in 2012 decreased $11 million from 2011, primarily due to decreases in corporate overhead expense ($14 million) and legal fees ($9 million), partially offset by an increase in litigation-related expenses and operational losses ($5 million).
The Texas market's net income increased $9 million to $190 million in 2012, compared to $181 million in 2011. Net interest income (FTE) of $570 million in 2012 increased $93 million from 2011, primarily due to an increase in accretion of the purchase discount on the acquired Sterling loan portfolio of $18 million, the benefit provided by a $1.8 billion increase in average loans and an increase in net FTP funding credits, primarily due to the benefit provided by an increase of $2.2 billion in average deposits. The increases in average loans and average deposits reflected the full-year impact of Sterling in 2012, compared to a five-month impact in 2011. The provision for credit losses increased $38 million from 2011, to $40 million in 2012, primarily reflecting increases in Commercial Real Estate and Middle Market (primarily Energy, reflecting a $947 million increase in average loans). Net credit-related charge-offs of $22 million in 2012 increased $5 million from 2011, primarily due to an increase in Commercial Real Estate, partially offset by a decrease in Middle Market. Noninterest income of $124 million in 2012 increased $21 million from 2011, in part due to the impact of Sterling, primarily reflecting increases of $8 million in service charges on deposit accounts, $8 million in commercial lending fees, $4 million in customer derivative income and smaller increases in most other noninterest income categories, partially offset by a $3 million decrease in card fees. Noninterest expenses of $360 million in 2012 increased $66 million from 2011, largely due to the impact of Sterling, and primarily reflecting increases in salaries and benefits expense ($21 million), processing charges ($10 million), core deposit intangible amortization ($4 million), corporate overhead expense ($3 million) and smaller increases in most other noninterest expense categories.
Net income in Other Markets of $205 million in 2012 increased $55 million compared to $150 million in 2011. Net interest income (FTE) of $322 million in 2012 increased $20 million from 2011, primarily the result of the benefits provided by increases of $786 million in average loans and $565 million in average deposits, partially offset by lower loan yields. The provision for credit losses decreased $8 million in 2012, primarily due to a decrease in Middle Market, partially offset by increases in Mortgage Banker Finance and Private Banking. Net credit-related charge-offs of $60 million in 2012 decreased $28 million from 2011, primarily due to a decrease in Middle Market. Noninterest income of $103 million in 2012 increased $9 million from 2011, primarily due to a $6 million increase in fiduciary income and a $5 million annual incentive bonus received in the second quarter 2012 from Comerica's third party credit card provider. Noninterest expenses of $175 million in 2012 decreased $29 million from 2011, primarily due to decreases in corporate overhead expense ($8 million), other real estate expenses ($5 million) and smaller decreases in several other noninterest expense categories, partially offset by an increase in salaries and benefits expense ($9 million).
The net loss for the Finance & Other category was $435 million in 2012, compared to a net loss of $395 million in 2011. The $40 million increase in net loss resulted from the same reasons noted in the Finance segment and Other category discussions under the “Business Segments” heading above.
The following table lists the Corporation's banking centers by geographic market segment.

December 31	2012	2011	2010
Michigan	216	218	217
Texas	139	142	95
California	105	104	103
Other Markets:
Arizona	18	18	17
Florida	10	11	11
International	1	1	1
Total Other Markets	29	30	29
Total	489	494	444

BALANCE SHEET AND CAPITAL FUNDS ANALYSIS
Total assets were $65.4 billion at December 31, 2012, an increase of $4.4 billion from $61.0 billion at December 31, 2011, primarily reflecting increases of $3.4 billion in total loans, $465 million in interest-bearing deposits with banks, $413 million in cash and due from banks and $193 million in investment securities available-for-sale. On an average basis, total assets increased $5.9 billion to $62.9 billion in 2012, compared to 2011, reflecting the full-year impact of Sterling in 2012 compared to a five-month impact in 2011, resulting primarily from increases of $3.2 billion in average loans, $1.7 billion in average investment securities available-for-sale and $371 million in average interest-bearing deposits with banks. Total liabilities increased $4.3 billion to $58.4 billion at December 31, 2012, compared to December 31, 2011, primarily due to an increase of $4.4 billion in total deposits, partially offset by a decrease of $224 million in medium- and long-term debt. On an average basis, total liabilities increased $5.3 billion in 2012, compared to 2011, primarily due to an increase of $5.8 billion in average deposits.
ANALYSIS OF INVESTMENT SECURITIES AND LOANS

(in millions)
December 31	2012	2011	2010	2009	2008
U.S. Treasury and other U.S. government agency securities	$20	$20	$131	$103	$79
Residential mortgage-backed securities	9,935	9,512	6,709	6,261	7,861
State and municipal securities (a)	23	24	39	47	66
Corporate debt securities:
Auction-rate debt securities	1	1	1	150	147
Other corporate debt securities	57	46	26	50	42
Equity and other non-debt securities:
Auction-rate preferred securities	156	408	570	706	936
Money market and other mutual funds	105	93	84	99	70
Total investment securities available-for-sale	$10,297	$10,104	$7,560	$7,416	$9,201
Commercial loans	$29,513	$24,996	$22,145	$21,690	$27,999
Real estate construction loans:
Commercial Real Estate business line (b)	1,049	1,103	1,826	3,002	3,844
Other business lines (c)	191	430	427	459	633
Total real estate construction loans	1,240	1,533	2,253	3,461	4,477
Commercial mortgage loans:
Commercial Real Estate business line (b)	1,873	2,507	1,937	1,889	1,725
Other business lines (c)	7,599	7,757	7,830	8,568	8,764
Total commercial mortgage loans	9,472	10,264	9,767	10,457	10,489
Lease financing	859	905	1,009	1,139	1,343
International loans:
Banks and other financial institutions	2	18	2	1	7
Commercial and industrial	1,291	1,152	1,130	1,251	1,746
Total international loans	1,293	1,170	1,132	1,252	1,753
Residential mortgage loans	1,527	1,526	1,619	1,651	1,852
Consumer loans:
Home equity	1,537	1,655	1,704	1,817	1,796
Other consumer	616	630	607	694	796
Total consumer loans	2,153	2,285	2,311	2,511	2,592
Total loans	$46,057	$42,679	$40,236	$42,161	$50,505
(a)    Primarily auction-rate securities.
(b)    Primarily loans to real estate investors and developers.
(c)    Primarily loans secured by owner-occupied real estate.

EARNING ASSETS
Total earning assets increased $4.1 billion, or 7 percent, to $59.6 billion at December 31, 2012, from $55.5 billion at December 31, 2011. Average earning asset balances are provided in the "Analysis of Net Interest Income - Fully Taxable Equivalent" table in the "Results of Operations" section of this financial review.
Loans
The following tables provide information about the change in the Corporation's average loan portfolio in 2012, compared to 2011.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2012	2011	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$9,508	$9,086	$422	5%
National Dealer Services	2,792	2,027	765	38
Energy	2,538	1,603	935	58
Technology and Life Sciences	1,667	1,255	412	33
Environmental Services	612	486	126	26
Entertainment	612	491	121	25
Total Middle Market	17,729	14,948	2,781	19
Corporate	3,408	3,101	307	10
Mortgage Banker Finance	1,767	911	856	94
Commercial Real Estate	771	687	84	12
Total Business Bank commercial loans	23,675	19,647	4,028	21
Total Retail Bank commercial loans	1,180	1,160	20	2
Total Wealth Management commercial loans	1,369	1,401	(32)	(2)
Total commercial loans	26,224	22,208	4,016	18
Real estate construction loans:
Commercial Real Estate business line (a)	1,031	1,429	(398)	(28)
Other business lines (b)	359	414	(55)	(13)
Real estate construction loans	1,390	1,843	(453)	(25)
Commercial mortgage loans:
Commercial Real Estate business line (a)	2,259	2,217	42	2
Other business lines (b)	7,583	7,808	(225)	(3)
Commercial mortgage loans	9,842	10,025	(183)	(2)
Lease financing	864	950	(86)	(9)
International loans	1,272	1,191	81	7
Residential mortgage loans	1,505	1,580	(75)	(5)
Consumer loans:
Home equity	1,591	1,666	(75)	(5)
Other consumer	618	612	6	1
Total consumer loans	2,209	2,278	(69)	(3)
Total loans	$43,306	$40,075	$3,231	8%
Average Loans By Geographic Market:
Michigan	$13,618	$13,937	$(319)	(2)%
California	12,736	11,819	917	8
Texas	9,552	7,705	1,847	24
Other Markets	7,400	6,614	786	12
Total loans	$43,306	$40,075	$3,231	8%
(a)    Primarily loans to real estate investors and developers.
(b)    Primarily loans to secure owner-occupied real estate.
In the third quarter 2012, the Corporation completed a review of the revenue size of the customer base within certain business lines. In general, Middle Market serves customers with annual revenue between $20 million and $500 million; while Corporate serves customers with revenue over $500 million, and Small Business serves customers with revenue under $20 million.

Based on this criteria, Middle Market now includes several former "specialty businesses" in addition to general middle market customers, as reflected in the table above. Prior period information has been restated to conform to the current presentation.
Total loans were $46.1 billion at December 31, 2012, an increase of $3.4 billion from December 31, 2011, primarily reflecting core growth in commercial loans. The increase in total loans included an increase of $4.5 billion, or 18 percent, in commercial loans, partially offset by a decrease of $1.1 billion, or 9 percent, in commercial real estate loans. The increase in commercial loans was primarily driven by increases in Middle Market, Mortgage Banker Finance and Corporate. The increase in Middle Market primarily reflected increases in National Dealer Services ($1.3 billion), general Middle Market ($785 million), Energy ($691 million) and Technology and Life Sciences ($412 million). Average loans increased $3.2 billion, or 8 percent, to $43.3 billion in 2012, compared to 2011, primarily reflecting an increase of $4.0 billion, or 18 percent, in commercial loans, partially offset by a decrease of $636 million, or 5 percent, in commercial real estate loans. Changes in average total loans by geographic market is provided in the table above. The $4.0 billion increase in average commercial loans primarily reflected increases in Middle Market ($2.8 billion), Mortgage Banker Finance ($856 million) and Corporate ($307 million). The increase in Middle Market primarily reflected increases in Energy ($935 million) and National Dealer Services ($765 million), as well as increases in the remaining Middle Market categories as outlined in the table above.
The $636 million decrease in average commercial real estate loans primarily reflected payments on existing loans and properties being refinanced in the end-market faster than new commitments were being drawn, as well as the expected runoff of former Sterling real estate loans. Commercial mortgage loans are loans where the primary collateral is a lien on any real property. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Average loans to borrowers in the Commercial Real Estate business line, which primarily includes loans to real estate investors and developers, represented $3.3 billion, or 29 percent of average total commercial real estate loans, in 2012, compared to $3.6 billion, or 31 percent of average total commercial real estate loans, in 2011. The remaining $7.9 billion and $8.2 billion of average commercial real estate loans in other business lines in 2012 and 2011, respectively, were primarily loans secured by owner-occupied real estate.
For more information on real estate loans, refer to “Commercial and Residential Real Estate Lending” in the “Risk Management” section of this financial review.
ANALYSIS OF INVESTMENT SECURITIES PORTFOLIO (FTE)

	Maturity (a)										Weighted Average Maturity
(dollar amounts in millions)	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
December 31, 2012	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Yrs./Mos.
U.S. Treasury and other U.S. government agency securities	$20	0.21%	$—	—%	$—	—%	$—	—%	$20	0.21%	0/5
Residential mortgage-backed securities (b)	9	3.14	557	1.94	109	1.83	9,260	2.38	9,935	2.35	14/2
State and municipal securities (c)	—	—	—	—	15	0.75	8	0.75	23	0.95	11/10
Corporate debt securities:
Auction-rate debt securities	—	—	—	—	—	—	1	0.67	1	0.67	24/6
Other corporate debt securities	57	1.10	—	—	—	—	—	—	57	1.10	0/1
Equity and other non-debt securities:
Auction-rate preferred securities (d)	—	—	—	—	—	—	156	0.47	156	0.47	—
Money market and other mutual funds (e)	—	—	—	—	—	—	105	—	105	—	—
Total investment securities available-for-sale	$86	1.11%	$557	1.95%	$124	1.70%	$9,530	2.38%	$10,297	2.31%	14/1
(a)Based on final contractual maturity.
(b)Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(c)Primarily auction-rate securities.
(d)Auction-rate preferred securities have no contractual maturity; balances are excluded from the calculation of total weighted average maturity.
(e)Balances are excluded from the calculation of total yield and weighted average maturity.
Investment Securities Available-for-Sale
Investment securities available-for-sale increased $193 million to $10.3 billion at December 31, 2012, from $10.1 billion at December 31, 2011, primarily reflecting an increase of $423 million in residential mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises, partially offset by a $253 million decrease in auction-rate securities. The proceeds from prepayments on residential mortgage-backed securities are generally reinvested in similar securities. At December 31, 2012, the weighted-average expected life of the Corporation's residential mortgage-backed securities portfolio was approximately 3 years. On an average basis, investment securities available-for-sale increased $1.7 billion to $9.9 billion in 2012, compared to $8.2 billion in 2011, in part reflecting the full-year impact of Sterling in 2012, compared to a five-month impact in 2011.

Auction-rate securities were purchased in 2008 as a result of the Corporation's September 2008 offer to repurchase, at par, auction-rate securities held by certain retail and institutional clients that were sold through Comerica Securities, a broker/dealer subsidiary of Comerica Bank (the Bank). As of December 31, 2012, the Corporation's auction-rate securities portfolio was carried at an estimated fair value of $180 million, compared to $433 million at December 31, 2011. During 2012, auction-rate securities with a par value of $276 million were redeemed or sold, resulting in net securities gains of $14 million. As of December 31, 2012, approximately 85 percent of the aggregate auction-rate securities par value had been redeemed or sold since acquisition for a cumulative net gain of $51 million. For additional information on the repurchase of auction-rate securities, refer to the “Critical Accounting Policies” section of this financial review and Note 3 to the consolidated financial statements.
Short-Term Investments
Short-term investments include federal funds sold, interest-bearing deposits with banks and other short-term investments. Federal funds sold offer supplemental earnings opportunities and serve correspondent banks. Interest-bearing deposits with banks primarily include deposits with the FRB and also include deposits with banks in developed countries or international banking facilities of foreign banks located in the United States. Other short-term investments include trading securities and loans held-for-sale. Short-term investments increased $541 million to $3.3 billion at December 31, 2012, compared to $2.7 billion at December 31, 2011. On an average basis, short-term investments increased $388 million to $4.3 billion in 2012, compared to $3.9 billion in 2011. Average interest-bearing deposits with banks increased $371 million to $4.1 billion in 2012, compared to 2011, reflecting an increase in average deposits with the FRB due to an increase in excess liquidity. Average interest-bearing deposits with the FRB totaled $4.0 billion in 2012, compared to $3.7 billion in 2011. Loans held-for-sale typically represent residential mortgage loans and, through September 30, 2012, Small Business Administration loans, originated with management's intention to sell. Average other short-term investments increased $5 million to $134 million in 2012, compared to 2011. Short-term investments, other than trading securities and loans held-for-sale, provide a range of maturities of less than one year and are mostly used to manage liquidity requirements of the Corporation.
DEPOSITS AND BORROWED FUNDS
The Corporation's average deposits and borrowed funds balances are detailed in the following table.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2012	2011	Change
Noninterest-bearing deposits	$21,004	$16,994	$4,010	24%
Money market and interest-bearing checking deposits	20,629	19,088	1,541	8
Savings deposits	1,593	1,550	43	3
Customer certificates of deposit	5,902	5,719	183	3
Foreign office and other time deposits	412	411	1	—
Total deposits	$49,540	$43,762	$5,778	13%
Short-term borrowings	$76	$138	$(62)	(45)%
Medium- and long-term debt	4,818	5,519	(701)	(13)
Total borrowed funds	$4,894	$5,657	$(763)	(13)%
At December 31, 2012, total deposits were at a record high of $52.2 billion, an increase of $4.4 billion, or 9 percent, compared to $47.8 billion at December 31, 2011. Noninterest-bearing deposits reached a record $23.3 billion at December 31, 2012, an increase of $3.5 billion, or 18 percent, compared to $19.8 billion at December 31, 2011. Average deposits were $49.5 billion in 2012, an increase of $5.8 billion, or 13 percent, from 2011. Average deposits increased in all business lines from 2011 to 2012, with the largest increases in Middle Market ($3.0 billion), Small Business ($874 million), Personal Banking ($837 million) and Private Banking ($603 million). Average deposits increased in all geographic markets from 2011 to 2012, primarily reflecting increases in the Texas ($2.2 billion), California ($1.9 billion) and Michigan ($1.0 billion) markets. The increase in average deposits was primarily due to an increased level of savings by customers during the uncertain economic conditions throughout 2012 and the full-year impact of Sterling in 2012, compared to a five-month impact in 2011.
The Corporation participated in the Transaction Account Guarantee Program (TAGP) from its inception in October 2008 through June 30, 2010. During that time, the Federal Deposit Insurance Corporation (FDIC) provided unlimited deposit insurance protection on noninterest-bearing transaction accounts (as defined by the FDIC). The Corporation and its subsidiary banks elected to opt-out of the FDIC's TAGP extension through December 31, 2010, effective July 1, 2010. On July 1, 2010, deposit insurance reverted back to the statutory coverage limit of $250,000 per depositor. The Dodd-Frank Wall Street Reform and Consumer Protection Act (The Financial Reform Act) reinstated, for all financial institutions, unlimited deposit insurance protection for the period December 31, 2010 through December 31, 2012 for traditional noninterest-bearing demand deposit accounts and interest-bearing lawyers' trust accounts. The reinstated program expired on December 31, 2012. For more information regarding the Financial Reform Act, refer to the Supervision and Regulation section of Part I. Item 1. Business.

Short-term borrowings primarily include federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan notes. Average short-term borrowings decreased $62 million, to $76 million in 2012, compared to $138 million in 2011, primarily reflecting a decrease in securities sold under agreements to repurchase.
The Corporation uses medium- and long-term debt to provide funding to support earning assets. Medium- and long-term debt decreased $224 million in 2012, to $4.7 billion at December 31, 2012, compared to December 31, 2011, resulting primarily from the maturity of $158 million of medium-term notes and the redemption of $30 million of subordinated notes acquired from Sterling related to trust preferred securities issued by unconsolidated subsidiaries. On an average basis, medium- and long-term debt decreased $701 million, or 13 percent in 2012, compared to 2011.
Further information on medium- and long-term debt is provided in Note 12 to the consolidated financial statements.
Capital
Total shareholders' equity increased $74 million to $6.9 billion at December 31, 2012, compared to December 31, 2011, primarily due to the retention of $111 million of earnings, after dividends of $106 million and open market share repurchases of $304 million (10.1 million shares). The Corporation's 2012 capital plan provided for up to $375 million in share repurchases for the five-quarter period ending March 31, 2013. The 2013 capital plan was submitted to the Federal Reserve for review in January 2013 and a response is expected by mid-March 2013.
The Corporation declared common dividends in 2012 totaling $106 million, or $0.55 per share, on net income of $521 million, compared to common dividends totaling $0.40 per share in 2011. The dividend payout ratio, calculated on a per share basis, was 21 percent in 2012, compared to 19 percent in 2011. Including share repurchases, the total payout to shareholders was 79 percent percent in 2012, compared to 47 percent in 2011. In January 2013, the Corporation declared a quarterly cash dividend of $0.17 per share, an increase of 13 percent from the fourth quarter 2012 quarterly dividend of $0.15 per share. The first quarter 2013 dividend increase was contemplated in the Corporation's 2012 capital plan.
Refer to Note 13 to the consolidated financial statements for additional information on the Corporation's share repurchase program.
The following table presents a summary of changes in total shareholders' equity in 2012.

(in millions)
Balance at January 1, 2012		$6,868
Net income		521
Cash dividends declared on common stock		(106)
Purchase of common stock		(308)
Other comprehensive income (loss):
Investment securities available-for-sale	$21
Defined benefit and other postretirement plans	(78)
Total other comprehensive loss		(57)
Issuance of common stock under employee stock plans		(13)
Share-based compensation		37
Balance at December 31, 2012		$6,942
Further information about other comprehensive income (loss) is provided in the consolidated statements of comprehensive income and Note 14 to the consolidated financial statements.
The Corporation assesses capital adequacy against the risk inherent in the balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss. At December 31, 2012, the Corporation and its U.S. banking subsidiaries exceeded the capital ratios required for an institution to be considered “well capitalized” by the standards developed under the Federal Deposit Insurance Corporation Improvement Act of 1991. Refer to Note 20 to the consolidated financial statements for further discussion of regulatory capital requirements and capital ratio calculations.
The Corporation has a forecasting process to periodically conduct stress tests to evaluate potential impacts to the Corporation under various economic scenarios. These stress tests are a regular part of the Corporation's overall risk management and capital planning process. The same forecasting process is also used by the Corporation to conduct the stress test that was part of the Federal Reserve's Capital Plan Review. For additional information about risk management processes, refer to the "Risk Management" section of this financial review.
In December 2010, the Basel Committee on Banking Supervision (the Basel Committee) issued a framework for strengthening international capital and liquidity regulation (Basel III). In June 2012, U.S. banking regulators issued proposed rules for the U.S. adoption of the Basel III regulatory capital framework. The proposed regulatory framework includes a more conservative definition of capital, two new capital buffers - a conservation buffer and a countercyclical buffer, new and more stringent risk weight categories for assets and off-balance sheet items, and a supplemental leverage ratio. Under the proposal, rules are expected to be implemented between 2013 and 2019.
According to the proposed rules, the Corporation will be subject to the capital conservation buffer of 2.5 percent to avoid restrictions on capital distributions and discretionary bonuses. However, the rules as proposed would not subject the Corporation to the capital countercyclical buffer of up to 2.5 percent or the supplemental leverage ratio. The Corporation currently estimates that its December 31, 2012 capital ratios would be in compliance with the fully phased-in Basel III capital rules as proposed. Under the proposed rules, the Corporation estimates the December 31, 2012 Tier 1 risk-based ratio would be 9.1 percent if calculated under the proposed rules. For a reconcilement of this non-GAAP financial measure, refer to the "Supplemental Financial Data" section of this financial review.
The Basel III liquidity framework, which was revised by the Basel Committee in January 2013, includes two minimum liquidity measures. Rules are expected to be implemented between 2015 and 2019. Adoption in the U.S. is expected to occur over a similar timeframe, but the final form of the U.S. rules is not yet known. The Liquidity Coverage Ratio (LCR) requires a financial institution to hold a buffer of high-quality, liquid assets to fully cover net cash outflows under a 30-day systematic liquidity stress scenario. The revisions announced by the Basel Committee in January 2013 eased several requirements related to the LCR, including certain outflow assumptions. The Net Stable Funding Ratio requires the amount of available longer-term, stable sources of funding to be at least 100 percent of the required amount of longer-term stable funding over a one-year period. The Corporation's liquidity position is strong, but if subject to the Basel III liquidity framework as currently proposed, the Corporation may decide to consider additional liquidity management initiatives. While uncertainty exists in the final form and timing of the U.S. rules implementing the Basel III liquidity framework and whether or not the Corporation will be subject to the full requirements, the Corporation is closely monitoring the development of the rules. We expect to meet the final requirements adopted by U.S. banking regulators within regulatory timelines.

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
Specialized risk managers, along with the risk management committees in credit, market, liquidity, operational and compliance are responsible for the day-to-day management of those respective risks. The Enterprise-Wide Risk Management Committee has been established by the Enterprise Risk Committee of the Corporation's Board of Directors (the Board) and charged with responsibility for establishing the governance over the risk management process, providing oversight in managing the Corporation's aggregate risk position and reporting on the comprehensive portfolio of risks and the potential impact these risks can have on the Corporation's risk profile and resulting capital level. The Enterprise-Wide Risk Management Committee is principally composed of senior officers representing the different risk areas and business units who are appointed by the Chairman and Chief Executive Officer of the Corporation.
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
The Special Assets Group is responsible for managing the recovery process on distressed or defaulted loans and loan sales.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(dollar amounts in millions)
Years Ended December 31	2012	2011	2010	2009	2008
Balance at beginning of year	$726	$901	$985	$770	$557
Loan charge-offs:
Commercial	112	192	195	375	183
Real estate construction:
Commercial Real Estate business line (a)	7	35	175	234	184
Other business lines (b)	1	2	4	1	1
Total real estate construction	8	37	179	235	185
Commercial mortgage:
Commercial Real Estate business line (a)	46	46	53	90	72
Other business lines (b)	43	93	138	81	28
Total commercial mortgage	89	139	191	171	100
Lease financing	—	—	1	36	1
International	3	7	8	23	2
Residential mortgage	13	15	14	21	7
Consumer	20	33	39	34	22
Total loan charge-offs	245	423	627	895	500
Recoveries:
Commercial	39	33	25	18	17
Real estate construction	6	14	11	1	3
Commercial mortgage	18	26	16	3	4
Lease financing	—	11	5	1	1
International	2	5	1	2	1
Residential mortgage	2	2	1	—	—
Consumer	8	4	4	2	3
Total recoveries	75	95	63	27	29
Net loan charge-offs	170	328	564	868	471
Provision for loan losses	73	153	480	1,082	686
Foreign currency translation adjustment	—	—	—	1	(2)
Balance at end of year	$629	$726	$901	$985	$770
Net loan charge-offs during the year as a percentage of average loans outstanding during the year	0.39%	0.82%	1.39%	1.88%	0.91%
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

In 2012, the Corporation implemented enhancements to the methodology used for determining standard reserve factors for business loans not individually evaluated. The enhancements, which resulted in an incremental increase to the allowance for loan losses of $25 million in the first quarter 2012, included (a) estimating probability of default and loss given default from a national perspective, in addition to a market-by-market basis, and (b) expanding the time horizon of historical, migration-based probability of default and loss given default experience used to develop the standard reserve factors for each internal risk rating. By expanding the horizon on migration and loss history, the Corporation is better able to capture the inherent losses in the core business loan portfolio, as the improving charge-off rates from recent periods may not be reflective of future trends given the environment of continued economic uncertainty as described below, and the expanded horizon reflects both earlier periods in the cycle that include peak periods of credit losses, as well as the more recent improvement in credit quality trends. Estimating probability of default and loss given default from a national perspective provides a deeper data pool, unites the markets on a single platform, promoting enhanced consistency across the organization, and reflects the Corporation's view that borrower performance is impacted by changes in national economic conditions in addition to changes in the local economy.
Real gross domestic product (GDP) growth increased in third quarter 2012 to a 3.1 percent annual growth rate from a 1.3 percent rate in second quarter. The increase in real GDP growth in the third quarter 2012 was due to a favorable combination of factors, including an unexpected surge in federal government spending, not likely to be repeated in subsequent quarters. Through the second half 2012 there was increasing evidence that business investment was being held back due to concern about the combination of federal tax increases and spending cuts known as the “Fiscal Cliff.” Fourth quarter 2012 real GDP contracted slightly to a negative 0.1 percent annual rate, primarily due to a contraction in federal defense spending and inventories. Weak business investment plus a drag to consumer spending from higher federal taxes is expected to keep real GDP growth modest in early 2013, at approximately 1.5 percent for the first two quarters of the year. Real GDP growth is expected to accelerate in the second half of 2013, driven by a strengthening household sector and improving global conditions. Although personal tax rates for 2013 are now set, uncertainty remains regarding both short- and long-term federal spending. Fiscal tightening is expected to stunt economic growth in the first half of 2013, but should not push the economy back into recession. However, the potential for a recession in 2013 remains elevated. The Federal Reserve ended its program of buying long-term Treasury bonds and selling short-term bonds, known as "Operation Twist," at the end of 2012, but increased long-bond purchases in its ongoing program of quantitative easing, known as "QE3." The Federal Reserve also linked its commitment to keep the fed funds rate near zero to the unemployment rate. Near-zero fed funds rate policy will remain in place for at least as long as the unemployment rate remains above 6.5 percent. This threshold is expected to be crossed in late 2015. The opposing forces of easing monetary policy and tightening fiscal policy in early 2013 contribute to an environment of heightened economic uncertainty. There is increasing evidence of improving real estate markets across the Corporation's footprint. This is strengthening the household sector and suggests more activity in the commercial sector in the second half of 2013. The Texas economy continues to be a growth leader. Oil drilling activity remains strong. However, natural gas drilling declined through 2012 in response to low natural gas prices. The Michigan economy is being supported by gains in U.S. automotive sales. December 2012 U.S. automotive sales decreased slightly to a 15.4 million unit annual rate after a surge in November to a 15.5 million unit rate due to replacement demand from storm-damaged vehicles along the East Coast. California is showing more momentum, boosted by strengthening economic activity in Northern California.
An analysis of the coverage of the allowance for loan losses is provided in the following table.

Years Ended December 31	2012	2011	2010
Allowance for loan losses as a percentage of total loans at end of year	1.37%	1.70%	2.24%
Allowance for loan losses as a percentage of total nonperforming loans at end of year	116%	82%	80%
Allowance for loan losses as a multiple of total net loan charge-offs for the year	3.7x	2.2x	1.6x
The allowance for loan losses was $629 million at December 31, 2012, compared to $726 million at December 31, 2011, a decrease of $97 million, or 13 percent. The decrease resulted primarily from improvements in credit quality as evidenced by declines in internal watch list loans, net charge-offs and inflows to nonaccrual, in part reflecting improvements in the U.S. economy as discussed above; partially offset by increased loan volumes and increases in the allowance for loan losses resulting from the methodology enhancements described above and an increase in qualitative factors that indicate overall economic uncertainty. Improvements in credit quality included a decline of $1.4 billion in the Corporation's internal watch list loans from December 31, 2011 to December 31, 2012, a decrease in the inflow to nonaccrual (based on an analysis of nonaccrual loans with balances greater than $2 million) of $341 million and a decrease in net credit-related charge-offs of $158 million for 2012, compared to 2011. The $97 million decrease in the allowance for loan losses primarily reflected decreases in Commercial Real Estate, Middle Market and Small Business. Nonperforming loans of $541 million at December 31, 2012 decreased $346 million, compared to December 31, 2011. The allowance coverage ratio improved to 116 percent at December 31, 2012, compared to 82 percent at December 31, 2011, due to the $346 million decline in nonperforming loans. Loan charge-offs are taken as amounts are determined to be uncollectible. A measure of the level of charge-offs already taken on nonaccrual loans is the current book balance as a percentage of the contractual amount owed. At December 31, 2012 and 2011, nonaccrual loans were charged-off to approximately 55 percent and 60 percent of the contractual amount, respectively. This level of write-downs is consistent with actual losses experienced on loan defaults in 2012 and in recent years.

Loans acquired from Sterling were initially recorded at fair value, which included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses was recorded for these loans at acquisition. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount, either on an individually evaluated basis or based on the pool of acquired loans not deemed credit-impaired at acquisition within each risk rating, as applicable. At December 31, 2012, the allowance for loan losses on loans acquired from Sterling was $3 million, and $41 million of purchase discount remained, compared to no allowance for loan losses and $96 million of remaining purchase discount at December 31, 2011. Purchased credit impaired (PCI) loans are not considered nonperforming loans.
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
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2012			2011		2010		2009		2008
(dollar amounts in millions)	Allocated Allowance	Allowance Ratio (a)	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)
December 31
Business loans
Commercial	$297	1.01%	63%	$303	58%	$422	54%	$456	51%	$380	55%
Real estate construction	16	1.32	3	48	4	102	6	194	8	194	9
Commercial mortgage	227	2.39	21	281	24	272	24	219	25	147	21
Lease financing	4	0.51	2	7	2	8	3	13	3	6	3
International	8	0.59	3	9	3	20	3	33	3	12	3
Total business loans	552	1.30	92	648	91	824	90	915	90	739	91
Retail loans
Residential mortgage	20	1.34	3	21	4	29	4	32	4	4	4
Consumer	57	2.64	5	57	5	48	6	38	6	27	5
Total retail loans	77	2.10	8	78	9	77	10	70	10	31	9
Total loans	$629	1.37%	100%	$726	100%	$901	100%	$985	100%	$770	100%

(a)	Allocated allowance as a percentage of related loans outstanding.

(b)	Loans outstanding as a percentage of total loans.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating.
The allowance for credit losses on lending-related commitments was $32 million at December 31, 2012, an increase of $6 million from $26 million at December 31, 2011. The $6 million increase in the allowance for credit losses on lending-related commitments resulted primarily from the establishment of specific reserves in the second quarter 2012 for set aside/bonded stop loss commitments related to residential real estate construction credits in the California market and an increase in the probability of draw applied to all remaining unfunded commitments in 2012 as a result of an updated analysis of borrower draw behavior. An allowance for credit losses will be recorded on Sterling lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. The purchase discount remaining for lending-related commitments acquired from Sterling was $2 million and $3 million at December 31, 2012 and December 31, 2011 respectively. No allowance was recorded on lending-related commitments acquired from Sterling in 2012 and 2011. An analysis of the changes in the allowance for credit losses on lending-related commitments is presented below.

(dollar amounts in millions)
Years Ended December 31	2012	2011	2010	2009	2008
Balance at beginning of year	$26	$35	$37	$38	$21
Less: Charge-offs on lending-related commitments (a)	—	—	—	1	1
Add: Provision for credit losses on lending-related commitments	6	(9)	(2)	—	18
Balance at end of year	$32	$26	$35	$37	$38

(a)	Charge-offs result from the sale of unfunded lending-related commitments.

For additional information regarding the allowance for credit losses, refer to the "Critical Accounting Policies" section of this financial review and Note 4 to the consolidated financial statements.
Nonperforming Assets
Nonperforming assets include loans on nonaccrual status, troubled debt restructured loans (TDRs) which have been renegotiated to less than the original contractual rates (reduced-rate loans) and foreclosed property. TDRs include performing and nonperforming loans. Nonperforming TDRs are either on nonaccrual or reduced-rate status. Nonperforming assets do not include PCI loans.
SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

(dollar amounts in millions)
December 31	2012	2011	2010	2009	2008
Nonaccrual loans:
Business loans:
Commercial	$103	$237	$252	$238	$205
Real estate construction:
Commercial Real Estate business line (a)	30	93	259	507	429
Other business lines (b)	3	8	4	4	5
Total real estate construction	33	101	263	511	434
Commercial mortgage:
Commercial Real Estate business line (a)	94	159	181	127	132
Other business lines (b)	181	268	302	192	130
Total commercial mortgage	275	427	483	319	262
Lease financing	3	5	7	13	1
International	—	8	2	22	2
Total nonaccrual business loans	414	778	1,007	1,103	904
Retail loans:
Residential mortgage	70	71	55	50	7
Consumer:
Home equity	31	5	5	8	3
Other consumer	4	6	13	4	3
Total consumer	35	11	18	12	6
Total nonaccrual retail loans	105	82	73	62	13
Total nonaccrual loans	519	860	1,080	1,165	917
Reduced-rate loans	22	27	43	16	—
Total nonperforming loans	541	887	1,123	1,181	917
Foreclosed property	54	94	112	111	66
Total nonperforming assets	$595	$981	$1,235	$1,292	$983
Gross interest income that would have been recorded had the nonaccrual and reduced-rate loans performed in accordance with original terms	$62	$74	$87	$109	$98
Interest income recognized	5	11	18	21	24
Nonperforming loans as a percentage of total loans	1.17%	2.08%	2.79%	2.80%	1.82%
Nonperforming assets as a percentage of total loans and foreclosed property	1.29	2.29	3.06	3.06	1.94
Loans past due 90 days or more and still accruing	$23	$58	$62	$101	$125
Loans past due 90 days or more and still accruing as a percentage of total loans	0.05%	0.14%	0.15%	0.24%	0.25%

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.
Nonperforming assets decreased $386 million to $595 million at December 31, 2012, from $981 million at December 31, 2011. The decrease in nonperforming assets primarily reflected decreases in nonaccrual commercial mortgage loans ($152 million), nonaccrual commercial loans ($134 million), nonaccrual real estate construction loans ($68 million) (primarily residential real estate developments) and foreclosed property ($40 million), partially offset by an increase of $26 million in nonaccrual home equity loans. The increase in nonaccrual home equity loans reflects nonaccrual policy changes implemented in 2012. The changes in policy are described in detail later in this section and in Note 1 to the consolidated financial statements. Nonperforming assets as a percentage of total loans and foreclosed property was 1.29 percent at December 31, 2012, compared to 2.29 percent at December 31, 2011.

The following table presents a summary of changes in nonaccrual loans.

(in millions)
Years Ended December 31	2012	2011
Balance at beginning of period	$860	$1,080
Loans transferred to nonaccrual (a)	187	528
Nonaccrual business loan gross charge-offs (b)	(211)	(372)
Loans transferred to accrual status (a)	(41)	(19)
Nonaccrual business loans sold (c)	(91)	(110)
Payments/Other (d)	(185)	(247)
Balance at end of period	$519	$860
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$211	$372
Performing watch list loans	1	3
Retail loans	33	48
Total gross loan charge-offs	$245	$423
(c) Analysis of loans sold:
Nonaccrual business loans	$91	$110
Performing watch list loans	84	57
Total loans sold	$175	$167
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at December 31, 2012 and December 31, 2011. At December 31, 2012 there were 1,659 borrowers with nonaccrual loan balances, an increase of 568 borrowers compared to December 31, 2011. The increase in the number of borrowers with nonaccrual loan balances was due to an increase in the number of borrowers with nonaccrual loan balances under $2 million, which resulted from modifications made to the Corporation's residential mortgage and home equity nonaccrual policies as discussed later in this section.

	2012		2011
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,609	$277	996	$271
$2 million - $5 million	35	112	56	170
$5 million - $10 million	11	82	22	154
$10 million - $25 million	4	48	16	237
Greater than $25 million	—	—	1	28
Total at December 31	1,659	$519	1,091	$860
There were 36 borrowers with balances greater than $2 million, totaling $187 million, transferred to nonaccrual status in 2012, a decrease of $341 million when compared to $528 million in 2011. Of the transfers to nonaccrual greater than $2 million in 2012, $92 million were from Middle Market (primarily reflecting $49 million and $34 million from the Michigan and California markets, respectively), $49 million were from Private Banking (primarily reflecting $32 million from Florida in Other Markets), $28 million were from Commercial Real Estate and $13 million were from Corporate. There were 5 borrowers with balances greater than $10 million, totaling $67 million, transferred to nonaccrual in 2012, of which $46 million were from Middle Market.
In 2012, the Corporation sold $91 million of nonaccrual business loans at prices approximating carrying value net of reserves, which were primarily from Middle Market, Commercial Real Estate and Corporate.

The following table presents a summary of nonaccrual loans at December 31, 2012 and loans transferred to nonaccrual and net loan charge-offs for the year ended December 31, 2012, based primarily on Standard Industrial Classification (SIC) industry categories.

	December 31, 2012		Year Ended December 31, 2012
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Real Estate	$141	28%	$21	11%	$41	23%
Services	84	16	26	14	24	13
Residential Mortgage	70	13	11	6	11	8
Holding & Other Investment Companies	47	9	19	10	11	7
Hotels	34	7	20	11	8	5
Retail Trade	29	6	3	2	12	7
Manufacturing	24	5	49	26	15	9
Utilities	21	4	23	12	19	11
Wholesale Trade	18	3	7	4	1	—
Natural Resources	7	1	—	—	17	10
Contractors	7	1	—	—	(4)	(2)
Transportation & Warehousing	5	1	6	3	—	—
Finance	4	1	—	—	5	3
Information	—	—	2	1	(1)	—
Entertainment	—	—	—	—	(1)	(1)
Other (b)	28	5	—	—	12	7
Total	$519	100%	$187	100%	$170	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
In 2012, the Corporation modified its residential mortgage and home equity nonaccrual policies. Under the new policies, residential mortgage and home equity loans are generally placed on nonaccrual status once they become 90 days past due (previously no later than 180 days past due) and charged off to current appraised values less costs to sell no later than 180 days past due. In addition, junior lien home equity loans less than 90 days past due are placed on nonaccrual status if they have underlying risk characteristics that place full collection of the loan in doubt, such as when the related senior lien position is seriously delinquent.
In connection with regulatory guidance issued during 2012, the Corporation further modified its nonaccrual and charge-off policy regarding residential mortgage and consumer loans in bankruptcy for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on nonaccrual status and written down to estimated collateral value, without regard to the actual payment status of the loan, and are classified as TDRs.
The following table presents a summary of TDRs at December 31, 2012 and 2011.

(in millions)	2012	2011
Nonperforming TDRs:
Nonaccrual TDRs	$118	$206
Reduced-rate TDRs	22	27
Total nonperforming TDRs	140	233
Performing TDRs (a)	92	98
Total TDRs	$232	$331

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
Performing TDRs included $47 million of commercial mortgage loans (primarily Commercial Real Estate and Middle Market) and $45 million of commercial loans (primarily Middle Market and Corporate) at December 31, 2012. The $99 million decrease in total TDRs was primarily the result of payment and payoff activity, as well as loan sales, and primarily reflected decreases in Middle Market and Commercial Real Estate.

Loans past due 90 days or more and still accruing are summarized in the following table.

(in millions)
December 31	2012	2011
Business loans:
Commercial	$5	$8
Real estate construction	—	1
Commercial mortgage	8	32
International	3	—
Total business loans	16	41
Retail loans:
Residential mortgage	2	6
Home equity	—	6
Other consumer	5	5
Total retail loans	7	17
Total loans past due 90 days or more and still accruing	$23	$58
Loans past due 30-89 days decreased $117 million to $158 million at December 31, 2012, compared to $275 million at December 31, 2011. Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. The decrease in residential mortgage and consumer loans past due 90 days or more and still accruing interest from December 31, 2011 to December 31, 2012 was primarily due to the change in nonaccrual policy discussed previously.
The following table presents a summary of total internal watch list loans at December 31, 2012 and 2011. Watch list loans with balances of $2 million or more on nonaccrual status or whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans. The $1.4 billion decrease in total watch list loans, compared to December 31, 2011, is reflected in the decrease in the allowance for loan losses in the same period.

(dollar amounts in millions)	2012	2011
Total watch list loans	$3,088	$4,467
As a percentage of total loans	6.7%	10.5%
The following table presents a summary of foreclosed property by property type at December 31, 2012 and 2011.

(in millions)
December 31	2012	2011
Construction, land development and other land	$16	$32
Single family residential properties	19	14
Other non-land, nonresidential properties	12	48
Other assets	7	—
Total foreclosed property	$54	$94
At December 31, 2012, foreclosed property totaled $54 million and consisted of approximately 149 properties, compared to $94 million and approximately 223 properties at December 31, 2011.
The following table presents a summary of changes in foreclosed property.

(in millions)
Years Ended December 31	2012	2011
Balance at beginning of period	$94	$112
Acquired in foreclosure	42	69
Acquired in acquisition of Sterling	—	32
Write-downs	(10)	(17)
Foreclosed property sold (a)	(72)	(102)
Balance at end of period	$54	$94
(a) Net gain on foreclosed property sold	$10	$4
At December 31, 2012, there were 6 foreclosed properties each with a carrying value greater than $2 million, totaling $27 million, compared to 8 foreclosed properties totaling $44 million at December 31, 2011. At December 31, 2012, there were no foreclosed properties with a carrying value greater than $10 million, compared to one foreclosed property with a carrying value of $18 million at December 31, 2011.

For further information regarding the Corporation's nonperforming assets policies and impaired loans, refer to Note 1 and Note 4 to the consolidated financial statements.
Concentration of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has a concentration of credit risk with the automotive industry. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at December 31, 2012.
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
The following table presents a summary of loans outstanding to companies related to the automotive industry.

(in millions)
December 31	2012		2011
	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans

Production:
Domestic	$881		$724
Foreign	367		207
Total production	1,248	2.7%	931	2.2%
Dealer:
Floor plan	2,939		1,822
Other	2,259		2,067
Total dealer	5,198	11.3%	3,889	9.1%
Total automotive	$6,446	14.0%	$4,820	11.3%
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $2.9 billion at December 31, 2012, an increase of $1.1 billion compared to $1.8 billion at December 31, 2012, primarily reflecting increased inventory levels held in response to increased sales volumes and supply chain restocking related to the 2011 Japanese earthquake and tsunami. At December 31, 2012 other loans to automotive dealers in the National Dealer Services business line totaled $2.3 billion, including $1.5 billion of owner-occupied commercial real estate mortgage loans, compared to $1.9 billion, including $1.4 billion of owner-occupied commercial real estate mortgage loans, at December 31, 2011. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.2 billion at December 31, 2012, compared to $931 million at December 31, 2011.
At December 31, 2012, dealer loans, as shown in the table above, totaled $5.2 billion, of which approximately $3.2 billion, or 62 percent, were to foreign franchises, and $1.4 billion, or 27 percent, were to domestic franchises. Other dealer loans, totaling $586 million, or 11 percent, at December 31, 2012, include obligations where a primary franchise was indeterminable, such as loans to large public dealership consolidators and rental car, leasing, heavy truck and recreation vehicle companies.
Nonaccrual loans to automotive borrowers totaled $15 million, or 3 percent of total nonaccrual loans at December 31, 2012. Total automotive net loan charge-offs were $1 million in 2012 (primarily domestic dealer charge-offs) and were insignificant in 2011.

Commercial and Residential Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category as of December 31, 2012 and 2011.

(in millions)
December 31	2012	2011
Real estate construction loans:
Commercial Real Estate business line (a)	$1,049	$1,103
Other business lines (b)	191	430
Total real estate construction loans	$1,240	$1,533
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,873	$2,507
Other business lines (b)	7,599	7,757
Total commercial mortgage loans	$9,472	$10,264

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $10.7 billion at December 31, 2012, of which $2.9 billion, or 27 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate investors and developers. The remaining $7.8 billion, or 73 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio totaled $1.2 billion at December 31, 2012. The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Of the $1.0 billion of real estate construction loans in the Commercial Real Estate business line, $30 million were on nonaccrual status at December 31, 2012. Real estate construction loan net charge-offs in the Commercial Real Estate business line totaled $2 million for 2012. In other business lines, $3 million of real estate construction loans were on nonaccrual status at December 31, 2012 and net charge-offs were insignificant for 2012.
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
The commercial mortgage loan portfolio totaled $9.5 billion at December 31, 2012 and included $1.9 billion in the Commercial Real Estate business line and $7.6 billion in other business lines. Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $1.9 billion of commercial mortgage loans in the Commercial Real Estate business line, $94 million were on nonaccrual status at December 31, 2012. Commercial mortgage loan net charge-offs in the Commercial Real Estate business line totaled $32 million for 2012. In other business lines, $181 million of commercial mortgage loans were on nonaccrual status at December 31, 2012, and net charge-offs totaled $39 million for 2012.

The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

	December 31, 2012
	Location of Property							December 31, 2011
(dollar amounts in millions) Project Type:	California	Michigan	Texas	Florida	Other	Total	% of Total	Total	% of Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$87	$4	$28	$9	$28	$156	15%	$114	10%
Land development	31	5	7	—	1	44	4	76	7
Total residential	118	9	35	9	29	200	19	190	17
Other construction:
Multi-family	163	—	201	18	24	406	39	287	25
Retail	59	38	84	1	—	182	17	264	24
Multi-use	—	8	33	—	2	43	4	118	11
Office	103	—	18	—	—	121	12	133	12
Commercial	16	4	17	—	3	40	4	17	2
Land development	9	8	7	—	1	25	2	22	2
Other	4	—	—	2	—	6	1	8	1
Other Sterling real estate construction loans (a)	—	—	26	—	—	26	2	64	6
Total	$472	$67	$421	$30	$59	$1,049	100%	$1,103	100%
Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Single family	$26	$3	$9	$1	$9	$48	2%	$64	3%
Land carry	60	27	21	22	13	143	8	142	5
Total residential	86	30	30	23	22	191	10	206	8
Other commercial mortgage:
Multi-family	127	45	96	105	3	376	20	534	22
Retail	120	70	50	63	65	368	20	471	18
Multi-use	106	17	29	—	9	161	9	217	9
Land carry	55	13	33	8	13	122	6	198	8
Office	81	38	46	—	28	193	10	224	8
Commercial	88	30	19	1	29	167	9	213	8
Other	24	3	32	—	10	69	4	101	3
Other Sterling commercial mortgage loans (a)	22	1	199	4	—	226	12	343	16
Total	$709	$247	$534	$204	$179	$1,873	100%	$2,507	100%

(a)
Acquired loans for which complete information related to project type is not available. Prior period balances have been reclassified related to loans for which information related to project type has become available in the current period.

The following table summarizes the Corporation's residential mortgage and home equity loan portfolio by geographic market as of December 31, 2012.

	December 31, 2012				December 31, 2011
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$433	28%	$871	57%	$489	32%	$950	57%
California	523	35	404	26	462	30	433	27
Texas	320	21	212	14	320	21	220	13
Other Markets	251	16	50	3	255	17	52	3
Total	$1,527	100%	$1,537	100%	$1,526	100%	$1,655	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.1 billion at December 31, 2012. Residential mortgages totaled $1.5 billion at December 31, 2012, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.5 billion of residential mortgage loans outstanding, $70 million were on nonaccrual status at December 31, 2012. The home equity portfolio totaled $1.5 billion at December 31, 2012, of which $1.4 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $150 million were closed-end home equity loans. Of the $1.5 billion of home equity loans outstanding, $31 million were on nonaccrual status at December 31, 2012. A majority of the home equity portfolio was secured by junior liens at December 31, 2012. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. The economic recession and significant declines in home values following the financial market turmoil beginning in the fall of 2008 adversely impacted the residential real estate portfolio. As of December 31, 2012, substantially all residential real estate loans past due 90 days or more were placed on nonaccrual status, and substantially all junior lien home equity loans that were current or less than 90 days past due were placed on nonaccrual status if full collection of the senior position was in doubt. Such loans are charged off to current appraised values less costs to sell no later than 180 days past due.
Since 2008, the Corporation has used a third party to originate, document and underwrite conforming residential mortgage loans on behalf of the Corporation. A significant majority of these residential mortgage originations are sold in the secondary market. The third party assumes repurchase liability for the loans it originates. The Corporation has repurchase liability exposure for residential mortgage loans originated prior to 2008, however based on historical experience, the Corporation believes such exposure, which could be triggered by underwriting discrepancies, is minimal. The Corporation rarely originates residential real estate loans with loan-to-value ratios above 100 percent at origination, has no sub-prime mortgage programs and does not originate payment-option adjustable-rate mortgages or other nontraditional mortgages that allow negative amortization.
Shared National Credits
Shared National Credit (SNC) loans are facilities greater than $20 million shared by three or more federally supervised financial institutions that are reviewed annually by regulatory authorities at the agent bank level. The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans (886 borrowers at December 31, 2012) increased $1.0 billion to $9.4 billion at December 31, 2012, compared to $8.4 billion at December 31, 2011, primarily reflecting an increase in Middle Market. SNC net loan charge-offs totaled $28 million and $21 million for the years ended December 31, 2012 and 2011, respectively. Nonaccrual SNC loans decreased $169 million to $24 million at December 31, 2012, compared to $193 million at December 31, 2011. SNC loans, diversified by both business line and geographic market, comprised approximately 20 percent of total loans at both December 31, 2012 and 2011, respectively. SNC loans are held to the same credit underwriting and pricing standards as the remainder of the loan portfolio.
Energy Lending
The Corporation has a portfolio of energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies. Average loans in the Middle Market - Energy business line for the year ended December 31, 2012 were $2.5 billion, or 6 percent of total average loans, compared to $1.6 billion, or 4 percent of total average loans, for the year ended December 31, 2011. Nonaccrual Middle Market - Energy loans totaled $3 million and $6 million at December 31, 2012 and 2011, respectively. Middle Market - Energy net loan charge-offs totaled $3 million and $2 million for the years ended December 31, 2012 and 2011, respectively. Energy loans are diverse in nature, with outstanding balances by customer market segment distributed approximately as follows: 70 percent exploration and production (comprised of approximately 50 percent oil, 30 percent mixed and 20 percent natural gas), 20 percent midstream and 10 percent energy services.
State and Local Municipalities
In the normal course of business, the Corporation serves the needs of state and local municipalities in multiple capacities, including traditional banking products such as deposit services, loans and letters of credit, investment banking services such as bond underwriting and private placements, and by investing in municipal securities.
The following table summarizes the Corporation's direct exposure to state and local municipalities as of December 31, 2012 and 2011.

(in millions)
December 31	2012	2011
Loans outstanding	$53	$46
Lease financing	359	397
Investment securities available-for-sale	23	24
Trading account securities	19	12
Standby letters of credit	108	158
Unused commitments to extend credit	24	15
Total direct exposure to state and local municipalities	$586	$652
Indirect exposure comprised $127 million in auction-rate preferred securities collateralized by municipal securities at December 31, 2012, compared to $320 million at December 31, 2011. Additionally, the Corporation is exposed to Automated Clearing House (ACH) transaction risk for those municipalities utilizing this electronic payment and/or deposit method and similar products in their cash flow management. The Corporation sets limits on ACH activity during the underwriting process.

Extensions of credit to state and local municipalities are subjected to the same underwriting standards as other business loans. At December 31, 2012 and 2011, all outstanding municipal loans and leases were performing according to contractual terms and none were included in the Corporation's internal watch list. Municipal leases are secured by the underlying equipment, and a substantial majority of the leases are fully defeased with AAA-rated U.S. government securities. Substantially all municipal investment securities available-for sale are auction-rate securities. All auction-rate securities are reviewed quarterly for other-than-temporary impairment. All auction-rate municipal securities were rated investment grade, and all auction-rate preferred securities collateralized by municipal securities were rated investment grade and were adequately collateralized at both December 31, 2012 and 2011. Municipal securities are held in the trading account for resale to customers. In addition, Comerica Securities, a broker-dealer subsidiary of Comerica Bank, underwrites bonds issued by municipalities. All bonds underwritten by Comerica Securities are sold to third party investors.
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
Mexico, with cross-border outstandings of $569 million, or 0.87 percent of total assets, and $594, or 0.97 percent of total assets, at December 31, 2012 and 2011, was the only country with outstandings between 0.75 and 1.00 percent of total assets at year-end 2012 and 2011. There were no countries with cross-border outstandings exceeding 1.00 percent of total assets at year-end 2012 and 2011. Mexico was the only country with cross-border outstandings exceeding 1.00 percent of total assets at year-end 2010, with commercial and industrial cross-border outstandings of $645 million. There were no countries with cross-border outstandings between 0.75 and 1.00 percent of total assets at year-end 2010.
The Corporation does not hold any sovereign exposure to Europe. The Corporation's international strategy as it pertains to Europe is to focus on European companies doing business in North America, with an emphasis on the Corporation's primary geographic markets. The following table summarizes cross-border exposure to entities domiciled in European countries at December 31, 2012 and 2011.

	Outstanding (a)
(in millions)	Commercial and Industrial	Banks and Other Financial Institutions	Total Outstanding	Unfunded Commitments and Guarantees	Total Exposure
December 31, 2012
United Kingdom	$110	$10	$120	$149	$269
Netherlands	61	—	61	72	133
Germany	2	3	5	49	54
Ireland	18	—	18	12	30
Switzerland	13	7	20	2	22
Luxembourg	1	—	1	19	20
Sweden	9	—	9	10	19
Belgium	2	—	2	15	17
Italy	6	1	7	—	7
Spain	2	—	2	—	2
France	—	3	3	—	3
Total Europe	$224	$24	$248	$328	$576
December 31, 2011
United Kingdom	$72	$4	$76	$135	$211
Switzerland	—	39	39	64	103
Netherlands	46	—	46	46	92
Germany	4	5	9	39	48
Ireland	20	—	20	14	34
Sweden	10	—	10	8	18
Italy	5	1	6	—	6
Belgium	1	—	1	5	6
Spain	—	—	—	3	3
Finland	—	2	2	—	2
France	—	—	—	1	1
Total Europe	$158	$51	$209	$315	$524

(a)	Includes funded loans, bankers acceptances and net counterparty derivative exposure.

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
The Asset and Liability Policy Committee (ALCO) of the Corporation establishes and monitors compliance with the policies and risk limits pertaining to market and liquidity risk management activities. ALCO meets regularly to discuss and review market and liquidity risk management strategies, and consists of executive and senior management from various areas of the Corporation, including treasury, finance, economics, lending, deposit gathering and risk management.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation's core business activities of extending loans and accepting deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 85 percent of the Corporation's loans were floating at December 31, 2012, of which approximately 75 percent were based on LIBOR and 25 percent were based on Prime. This creates a natural imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. The result is that growth and/or contraction in the Corporation's core businesses may lead to sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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

The table below, as of December 31, 2012 and 2011, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.
Sensitivity of Net Interest Income to Changes in Interest Rates

(in millions)	2012		2011
December 31	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$178	11%	$156	9%
-25 basis points (to zero percent)	(23)	(1)	(20)	(1)
Corporate policy limits adverse change to no more than four percent of management's most likely net interest income forecast, and the Corporation was within this policy guideline at December 31, 2012. The sensitivity from December 31, 2011 to December 31, 2012 increased primarily due to growth in core deposits, though risk to declining interest rates is limited by the current low level of rates. Interest rate risk is actively managed principally through the use of either on-balance sheet financial instruments or interest rate swaps to achieve the desired risk profile.
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
The table below, as of December 31, 2012 and 2011, displays the estimated impact on the economic value of equity from a 200 basis point immediate parallel increase or decrease in interest rates. Similar to the simulation analysis above, due to the current low level of interest rates, the economic value of equity analyses below reflect an interest rate scenario of an immediate 25 basis point drop, to zero percent, while the rising interest rate scenario reflects an immediate 200 basis point rise.
Sensitivity of Economic Value of Equity to Changes in Interest Rates

(in millions)	2012		2011
December 31	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$1,031	10%	$719	7%
-25 basis points (to zero percent)	(192)	(2)	(147)	(1)
Corporate policy limits adverse change in the estimated market value change in the economic value of equity to 15 percent of the base economic value of equity. The Corporation was within this policy parameter at December 31, 2012. The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2011 and December 31, 2012 was primarily driven by changes in market interest rates, increases in noninterest-bearing and lower cost deposits, and forecasted prepayments on the Corporation's mortgage-backed securities portfolio.
LOAN MATURITIES AND INTEREST RATE SENSITIVITY

(in millions)	Loans Maturing
December 31, 2012	Within One Year (a)	After One But Within Five Years	After Five Years	Total
Commercial loans	$13,533	$15,129	$851	$29,513
Real estate construction loans	422	772	46	1,240
Commercial mortgage loans (b)	2,717	5,084	1,641	9,442
International loans	548	686	59	1,293
Total (b)	$17,220	$21,671	$2,597	$41,488
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates	$1,653	$3,156	$988	$5,797
Floating interest rates	15,567	18,515	1,609	35,691
Total	$17,220	$21,671	$2,597	$41,488

(a)	Includes demand loans, loans having no stated repayment schedule or maturity and overdrafts.

(b)	Excludes PCI loans with a carrying value of $30 million.

The Corporation uses investment securities and derivative instruments as asset and liability management tools with the overall objective of managing the volatility of net interest income from changes in interest rates. These tools assist management in achieving the desired interest rate risk management objectives. Activity related to derivative instruments mainly involves interest rate swaps effectively converting fixed-rate medium- and long-term debt to floating rate.
Risk Management Derivative Instruments

(in millions) Risk Management Notional Activity	Interest Rate Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2011	$2,400	$220	$2,620
Additions	—	16,609	16,609
Maturities/amortizations	(800)	(16,600)	(17,400)
Terminations	$(150)	$—	$(150)
Balance at December 31, 2011	$1,450	$229	$1,679
Additions	—	16,872	16,872
Maturities/amortizations	—	(16,626)	(16,626)
Balance at December 31, 2012	$1,450	$475	$1,925
The notional amount of risk management interest rate swaps totaled $1.5 billion at December 31, 2012, and 2011, all under fair value hedging strategies. The fair value of risk management interest rate swaps was a net unrealized gain of $290 million at December 31, 2012, compared to a net unrealized gain of $317 million at December 31, 2011. For the year ended December 31, 2012, risk management interest rate swaps generated $69 million of net interest income, compared to $72 million of net interest income for the year ended December 31, 2011. The decrease in swap income for 2012, compared to 2011, was primarily due to maturities of interest rate swaps.
In addition to interest rate swaps, the Corporation employs various other types of derivative instruments as offsetting positions to mitigate exposures to foreign currency risks associated with specific assets and liabilities (e.g., customer loans or deposits denominated in foreign currencies). Such instruments may include foreign exchange forward contracts and foreign exchange swap agreements. The aggregate notional amounts of these risk management derivative instruments at December 31, 2012 and 2011 were $475 million and $229 million, respectively.
Further information regarding risk management derivative instruments is provided in Note 8 to the consolidated financial statements.
Customer-Initiated and Other Derivative Instruments

(in millions) Customer-Initiated and Other Notional Activity	Interest Rate Contracts	Energy Derivative Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2011	$10,520	$2,623	$2,497	$15,640
Additions	3,286	2,093	79,886	85,265
Maturities/amortizations	(2,555)	(1,923)	(79,541)	(84,019)
Terminations	(710)	(132)	—	(842)
Balance at December 31, 2011	$10,541	$2,661	$2,842	$16,044
Additions	4,286	5,295	75,883	85,464
Maturities/amortizations	(2,219)	(2,333)	(76,470)	(81,022)
Terminations	(566)	(62)	(2)	(630)
Balance at December 31, 2012	$12,042	$5,561	$2,253	$19,856
The Corporation writes and purchases interest rate caps and floors and enters into foreign exchange contracts, interest rate swaps and energy derivative contracts to accommodate the needs of customers requesting such services. Changes in the fair value of customer-initiated and other derivatives are recognized in earnings as they occur. To limit the market risk of these activities, the Corporation generally takes offsetting positions with dealers. The notional amounts of offsetting positions are included in the table above. Customer-initiated and other notional activity represented 91 percent of total interest rate, energy and foreign exchange contracts at December 31, 2012 and 2011.
Further information regarding customer-initiated and other derivative instruments is provided in Note 8 to the consolidated financial statements.

Liquidity Risk and Off-Balance Sheet Arrangements
Liquidity is the ability to meet financial obligations through the maturity or sale of existing assets or the acquisition of additional funds. Various financial obligations, including contractual obligations and commercial commitments, may require future cash payments by the Corporation. The following contractual obligations table summarizes the Corporation's noncancelable contractual obligations and future required minimum payments. Refer to Notes 6, 9, 10, 11, 12, and 18 to the consolidated financial statements for further information regarding these contractual obligations.
Contractual Obligations

(in millions)	Minimum Payments Due by Period
December 31, 2012	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Deposits without a stated maturity (a)	$46,169	$46,169	$—	$—	$—
Certificates of deposit and other deposits with a stated maturity (a)	6,033	4,941	855	99	138
Short-term borrowings (a)	110	110	—	—	—
Medium- and long-term debt (a)	4,408	1,055	1,862	1,150	341
Operating leases	534	72	129	97	236
Commitments to fund low income housing partnerships	123	72	46	3	2
Other long-term obligations (b)	286	86	68	16	116
Total contractual obligations	$57,663	$52,505	$2,960	$1,365	$833
Medium- and long-term debt (a) (parent company only)	$600	$—	$600	$—	$—

(a)	Deposits and borrowings exclude accrued interest.

(b)	Includes unrecognized tax benefits.
In addition to contractual obligations, other commercial commitments of the Corporation impact liquidity. These include commitments to fund indirect private equity and venture capital investments, unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The following table summarizes the Corporation's commercial commitments and expected expiration dates by period.
Commercial Commitments

(in millions)	Expected Expiration Dates by Period
December 31, 2012	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Commitments to fund indirect private equity and venture capital investments	$7	$1	$—	$—	$6
Unused commitments to extend credit	27,340	8,034	9,225	8,821	1,260
Standby letters of credit and financial guarantees	4,986	3,112	1,192	623	59
Commercial letters of credit	78	76	2	—	—
Total commercial commitments	$32,411	$11,223	$10,419	$9,444	$1,325
Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Corporation. Refer to the “Other Market Risks” section below and Note 8 to the consolidated financial statements for a further discussion of these commercial commitments.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at December 31, 2012 included the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $612 million at December 31, 2012, compared to $418 million and $562 million at December 31, 2011 and 2010, respectively.
The Corporation is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At December 31, 2012, $14 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings. As of December 31, 2012, the Corporation had $2.0 billion of outstanding borrowings from the FHLB with maturities ranging from May 2013 to May 2014.
Additionally, the Bank had the ability to issue up to $15.0 billion of debt at December 31, 2012 under an existing $15 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.

The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of December 31, 2012, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
December 31, 2012	Rating	Outlook	Rating	Outlook
Standard and Poor’s	A-	Stable	A	Stable
Moody’s Investors Service	A3	Stable	A2	Stable
Fitch Ratings	A	Negative	A	Negative
DBRS	A	Stable	A (High)	Stable
The parent company held $431 million of short-term investments with its principal banking subsidiary at December 31, 2012. A primary source of liquidity for the parent company is dividends from its subsidiaries. As discussed in Note 20 to the consolidated financial statements, banking subsidiaries are subject to regulation and may be limited in their ability to pay dividends or transfer funds to the parent company. During 2013, the banking subsidiaries can pay dividends up to approximately $277 million plus 2013 net profits, with prior regulatory approval. A measure of current parent company liquidity is investment in subsidiaries as a percentage of shareholders' equity (the double leverage ratio). A double leverage ratio over 100 percent represents the reliance on subsidiary dividends to repay liabilities. As of December 31, 2012, the ratio was 101 percent. Refer to the “Contractual Obligations” table in this financial review for information on parent company future minimum payments on medium- and long-term debt.
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $12.1 billion at December 31, 2012, compared to $11.2 billion at December 31, 2011, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities available-for-sale. At December 31, 2012, the Corporation held excess liquidity, represented by $2.9 billion deposited with the FRB, compared to $2.5 billion and $1.3 billion at December 31, 2011 and 2010, respectively. Deposit growth outpaced loan growth and continued to generate excess liquidity in 2012. The Corporation utilized excess liquidity in 2012 to fund $158 million of 2012 debt maturities, purchase approximately $400 million of mortgage-backed investment securities available-for-sale, repurchase 10.1 million shares of common stock under the publicly announced share repurchase program for a total of $304 million, redeem $30 million of trust preferred securities assumed from Sterling and contribute $300 million to the qualified defined benefit pension plan. At December 31, 2012, the Corporation's qualified defined benefit pension plan was fully funded.
The Corporation regularly evaluates its ability to meet funding needs in unanticipated, stressed environments. In conjunction with the quarterly 200 basis point interest rate simulation analyses, discussed in the “Interest Rate Sensitivity” section of this financial review, liquidity ratios and potential funding availability are examined. Each quarter, the Corporation also evaluates its ability to meet liquidity needs under a series of broad events, distinguished in terms of duration and severity. The evaluation as of December 31, 2012 projected that sufficient sources of liquidity were available under each series of events.
Variable Interest Entities
The Corporation holds interests in certain unconsolidated variable interest entities (VIEs). These unconsolidated VIEs are principally funds (limited partnerships or limited liability companies) which invest in low income housing projects. In general, a VIE is an entity that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. If any of these characteristics is present, the entity is subject to a variable interests consolidation model, and consolidation is based on variable interests, not on ownership of the entity's outstanding voting stock. Variable interests are defined as contractual, ownership, or other monetary interests in an entity that change with fluctuations in the entity's net asset value. The Corporation is not deemed the primary beneficiary of these VIEs and, accordingly, the Corporation does not consolidate these VIEs. Refer to the “Principles of Consolidation” section in Note 1 to the consolidated financial statements for a summary of the Corporation's consolidation policy as it relates to VIEs. Also, refer to Note 9 to the consolidated financial statements for a discussion of the Corporation's involvement in VIEs, including those in which the Corporation holds a significant interest but for which it is not the primary beneficiary.
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

CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2012, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, valuation methodologies, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully below.
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
The Corporation individually evaluates certain impaired loans on a quarterly basis and establishes specific allowances for such loans, if required. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Consistent with this definition, all loans for which the accrual of interest has been discontinued (nonaccrual loans) are considered impaired. The Corporation individually evaluates nonaccrual loans with book balances of $2 million or more and accruing loans whose terms have been modified in a TDR. The threshold for individual evaluation is revised on an infrequent basis, generally when economic circumstances change significantly. Specific allowances for impaired loans are estimated using one of several methods, including the estimated fair value of underlying collateral, observable market value of similar debt or discounted expected future cash flows. While the determination of specific allowances involves estimates, each estimate is unique to the individual loan, and none is individually significant.
Collateral values supporting individually evaluated impaired loans are evaluated quarterly. Either appraisals are obtained or appraisal assumptions are updated at least annually unless conditions dictate the need for increased frequency. Collateral value is generally based on independent third-party appraisals, less estimated costs to sell. Management generally adjusts the appraised value to consider the current market conditions, such as estimated length of time to sell. Appraisals on impaired construction loans are generally based on “as-is” collateral values. In certain circumstances, the Corporation may believe that the highest and best use of the collateral, and therefore the most advantageous exit strategy, requires completion of the construction project. In these situations, the Corporation uses an “as-developed” appraisal to evaluate alternatives. However, the “as-developed” collateral value is appropriately adjusted to reflect the cost to complete the construction project and to prepare the property for sale. Between appraisals, the Corporation may reduce the collateral value based upon the age of the appraisal and adverse developments in market conditions.
Loans which do not meet the criteria to be evaluated individually are evaluated in homogeneous pools of loans with similar risk characteristics. The allowance for business loans not individually evaluated is determined by applying standard reserve factors to the pool of business loans within each internal risk rating. Internal risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by the Corporation's senior management, generally at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. The Corporation considers the inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system. An additional allowance is established to capture the probable losses which could result from such risk rating errors. This additional allowance is based on the results of risk rating accuracy assessments performed on samples of business loans conducted by the Corporation's asset quality review function, a function independent of the lending and credit groups responsible for assigning the initial internal risk rating at the time of approval. Standard reserve factors for the loans within each risk rating are updated quarterly and are based on estimated probabilities of default and loss given default, incorporating factors such as borrower rating migration experience and trends, recent charge-off experience, current economic conditions and trends, changes in collateral values of properties securing loans, and trends with respect to past due and nonaccrual amounts.
In 2012, the Corporation implemented enhancements to the methodology used for determining standard reserve factors for business loans not individually evaluated, which resulted in a $25 million increase to the allowance for loan losses. The enhancements included (a) estimating probability of default and loss given default from a national perspective, in addition to a market-by-market basis, and (b) expanding the time horizon of historical, migration-based probability of default and loss given default experience used to develop the standard reserve factors for each internal risk rating. By expanding the horizon on migration and loss history, the Corporation is better able to capture the inherent losses in the core business loan portfolio, as the improving charge-off rates from recent periods may not be reflective of future trends given the environment of continued economic uncertainty, and the expanded horizon reflects both earlier periods in the cycle that include peak periods of credit losses, as well as the more recent improvement in credit quality trends. Estimating probability of default and loss given default from a national perspective provides a deeper data pool, unites the markets on a single platform, promoting enhanced consistency across the organization, and reflects the Corporation's view that borrower performance is impacted by changes in national economic conditions in addition to changes in the local economy. Incremental reserves may be established to cover losses in industries and/or portfolios experiencing elevated loss levels.
The allowance for business loans not individually evaluated also may include a qualitative adjustment, which is determined based on an established framework. The determination of the appropriate adjustment is based on management's analysis of observable macroeconomic metrics, including consideration of regional metrics within the Corporation's footprint, internal credit risk movement and a qualitative assessment of the lending environment, including underwriting standards, current economic and political conditions, and other factors affecting credit quality. The framework enables management to develop a view of the uncertainties that exist but are not yet reflected in the standard reserve factors. The application of standard reserve factors, identified industry-specific risks, the qualitative adjustment and the adjustment for inherent imprecision in the risk rating system may not capture all probable losses inherent in the loan portfolio, therefore actual losses experienced in the future may vary from those estimated.
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
Since loss ratios are applied to large pools of loans, even minor changes in estimated loss content could significantly affect the Corporation's determination of the appropriateness of the allowance for loan losses. To illustrate, if recent loss experience dictated that the estimated loss ratios would be changed by five percent (of the estimate) across all risk ratings, the allowance for loan losses as of December 31, 2012 would change by approximately $16 million.
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
Fair value measurement and disclosure guidance differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Level 3 financial instruments recorded at fair value on a recurring basis included primarily auction-rate securities at December 31, 2012. Additionally, from time to time, the Corporation may be required to record at fair value other financial assets or liabilities on a nonrecurring basis. Note 2 to the consolidated financial statements includes information about the extent to which fair value is used to measure assets and liabilities and the valuation methodologies and key inputs used.
For assets and liabilities recorded at fair value, the Corporation's policy is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. In certain cases, when market observable inputs for model-based valuation techniques may not be readily available, the Corporation is required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. The models used to determine fair value adjustments are periodically evaluated by management for relevance under current facts and circumstances.
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
At December 31, 2012, Level 3 financial assets recorded at fair value on a recurring basis totaled $183 million, or less than one percent of total assets, and consisted primarily of auction-rate securities. At December 31, 2012, Level 3 financial liabilities recorded at fair value on a recurring basis totaled $1 million, or less than one percent of total liabilities.
At December 31, 2012, Level 3 financial assets recorded at fair value on a nonrecurring basis totaled $242 million, or less than one percent of total assets, and consisted primarily of impaired loans and foreclosed property. At December 31, 2012, there were no financial liabilities recorded at fair value on a nonrecurring basis.
See Note 2 to the consolidated financial statements for a complete discussion on the Corporation's use of fair value and the related measurement techniques.
Auction-Rate Securities
The Corporation holds a portfolio of auction-rate securities at a fair value of $180 million at December 31, 2012, recorded as investment securities available-for-sale , with unrealized gains and losses, net of income taxes, reported as a separate component of other comprehensive income (loss), and reviewed quarterly for possible other-than-temporary impairment. Due to the lack of a robust secondary auction-rate securities market with active fair value indications, fair value at December 31, 2012 was determined using an income approach based on a discounted cash flow model utilizing two significant assumptions in the model: discount rate (including a liquidity risk premium) and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium. The liquidity risk premium was derived from the rate at which various types of auction-rate securities had been redeemed or sold. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation's redemption experience.
The fair value of auction-rate securities recorded on the Corporation's consolidated balance sheets represents management's best estimate of the fair value of these instruments within the framework of existing accounting standards. Changes in the above material assumptions could result in different valuations. For example, an increase or decrease in the liquidity premium of 100 basis points changes the fair value by $6 million at December 31, 2012.
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
Share-based Compensation
The fair value of share-based compensation as of the date of grant is recognized as compensation expense on a straight-line basis over the vesting period, taking into consideration the effect of retirement-eligible status on the vesting period. In 2012, the Corporation recognized total share-based compensation expense of $37 million. The option valuation model requires several inputs, including the risk-free interest rate, the expected dividend yield, expected volatility factors of the market price of the Corporation's common stock and the expected option life. For further discussion on the valuation model inputs, see Note 16 to the consolidated financial statements. Changes in input assumptions can materially affect the fair value estimates. The option valuation model is sensitive to the market price of the Corporation's stock at the grant date, which affects the fair value estimates and, therefore, the amount of expense recorded on future grants. Using the number of stock options granted in 2012 and the Corporation's stock price at December 31, 2012, a $5.00 per share increase in stock price would result in an increase in pretax expense of approximately $3 million, from the assumed base, over the options' vesting periods for future grants. The fair value of restricted stock is based on the market price of the Corporation's stock at the grant date. Using the number of restricted stock awards issued in 2012, a $5.00 per share increase in stock price would result in an increase in pretax expense of approximately $4 million, from the assumed base, over the awards' vesting periods for future grants. Refer to Notes 1 and 16 to the consolidated financial statements for further discussion of share-based compensation expense.
GOODWILL
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At December 31, 2012 and 2011, goodwill totaled $635 million, including $380 million allocated to the Business Bank, $194 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests suggest additional testing may be warranted to determine if goodwill might be impaired. The goodwill impairment test is a two-step test. The first step of the goodwill impairment test compares the estimated fair value of identified reporting units with their carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, the second step must be performed to determine the implied fair value of the reporting unit's goodwill and the amount of goodwill impairment, if any. The implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.
In performing the annual impairment test, the carrying value of each reporting unit is the greater of economic or regulatory capital. The Corporation assigns economic capital using internal management methodologies on the basis of each reporting unit's credit, operational and interest rate risks, as well as goodwill. To determine regulatory capital, each reporting unit is assigned sufficient capital such that their respective Tier 1 ratio, based on allocated risk-weighted assets, is the same as that of the Corporation. Using this two-pronged approach, the Corporation's equity is fully allocated to its reporting units except for capital held primarily for the risk associated with the securities portfolio which is assigned to the Finance segment of the Corporation.
Determining the fair value of reporting units is a subjective process involving the use of estimates and judgments related to the selection of inputs such as future cash flows, discount rates, comparable public company multiples, applicable control premiums and economic expectations used in determining the interest rate environment. The estimated fair values of the reporting units are determined using a blend of two commonly used valuation techniques: the market approach and the income approach. For the market approach, valuations of reporting units consider a combination of earnings, equity and other multiples from companies with characteristics similar to the reporting unit. Since the fair values determined under the market approach are representative of noncontrolling interests, the valuations accordingly incorporate a control premium. For the income approach, estimated future cash flows and terminal value are discounted. Estimated future cash flows are derived from internal forecasts and economic expectations for each reporting unit which incorporate uncertainty factors inherent to long-term projections. The applicable discount rate is based on the imputed cost of equity capital appropriate for each reporting unit, which incorporates the risk-free rate of return, the level of non-diversified risk associated with companies with characteristics similar to the reporting unit, an entity-specific risk premium and a market equity risk premium.
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
The annual test of goodwill impairment was performed as of the beginning of the third quarter 2012. The Corporation's assumptions included maintaining the low Federal funds target rate through the end of 2014 with modest increases thereafter until eventually reaching a normal interest rate environment. In September 2012, the Federal Reserve updated their expectation for the Federal Funds target rate to remain at currently low levels through mid-2015. This announcement by the Federal Reserve did not significantly impact the results of the annual goodwill impairment test. Increases to the estimated fair value of the Retail Bank were in part a result of lower imputed cost of equity capital, due particularly to improvements to the level of non-diversified risk, and continued improvement in the stock price of the Corporation as well as the stock prices of the guideline companies used in the market approach. At the conclusion of the first step of the annual goodwill impairment tests performed in the third quarter 2012, the estimated fair values of all reporting units substantially exceeded their carrying amounts, including goodwill. The results of the annual test of the goodwill impairment test for each reporting unit were subjected to stress testing as appropriate.
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
PENSION PLAN ACCOUNTING
The Corporation has defined benefit pension plans in effect for substantially all full-time employees hired before January 1, 2007. Benefits under the plans are based on years of service, age and compensation. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and defined benefit pension expense. The three major assumptions are the discount rate used in determining the current benefit obligation, the long-term rate of return expected on plan assets and the rate of compensation increase. The assumed discount rate is determined by matching the expected cash flows of the pension plans to a portfolio of high quality corporate bonds as of the measurement date, December 31. The long-term rate of return expected on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The current target asset allocation model for the plans is detailed in Note 17 to the consolidated financial statements. The expected returns on these various asset categories are blended to derive one long-term return assumption. The assets are invested in certain collective investment and mutual funds, common stocks, U.S. Treasury and other U.S. government agency securities, and corporate and municipal bonds and notes. The rate of compensation increase is based on reviewing recent annual pension-eligible compensation increases as well as the expectation of future increases. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if the assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.
The assumptions used to calculate 2013 expense for the defined benefit pension plans were a discount rate of 4.20 percent, a long-term rate of return on plan assets of 7.25 percent and a rate of compensation increase of 4.00 percent. Defined benefit pension expense in 2013 is expected to be approximately $84 million, an increase of $9 million from the $75 million recorded in 2012, primarily driven by declines in the discount rate and the expected long-term rate of return on plan assets. The increase in pension expense is expected to be partially offset by a $4 million decrease in postretirement benefit expense, resulting in a net increase of $5 million in retirement-related benefits expense in 2013.
Changing the 2013 key actuarial assumptions discussed above by 25 basis points would have the following impact on defined benefit pension expense in 2013:

	25 Basis Point
(in millions)	Increase	Decrease
Key Actuarial Assumption:
Discount rate	$(9.2)	$9.2
Long-term rate of return	(4.6)	4.6
Rate of compensation increase	3.1	(3.1)

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
The net funded status of the qualified and non-qualified defined benefit pension plans were an asset of $58 million and a liability of $245 million, respectively, at December 31, 2012. Due to the long-term nature of pension plan assumptions, actual results may differ significantly from the actuarial-based estimates. Differences between estimates and experience not recovered in the market or by future assumption changes are required to be recorded in shareholders' equity as part of accumulated other comprehensive income (loss) and amortized to defined benefit pension expense in future years. For further information, refer to Note 1 to the consolidated financial statements. Actuarial net losses recognized in other comprehensive income (loss) for the year ended December 31, 2012 were $160 million for the qualified defined benefit pension plan and $30 million for the non-qualified defined benefit pension plan. In 2012, the actual return on plan assets in the qualified defined benefit pension plan was $199 million, compared to an expected return on plan assets of $114 million. In 2011, the actual return on plan assets was $92 million, compared to an expected return on plan assets of $115 million. The Corporation made a contribution to the qualified defined benefit plan of $300 million in the fourth quarter 2012 to mitigate the impact of the actuarial losses on future years. No contributions were made to the plan in 2011. There were no assets in the non-qualified defined benefit pension plan at December 31, 2012, and 2011.
Defined benefit pension expense is recorded in “employee benefits” expense on the consolidated statements of income and is allocated to business segments based on the segment's share of salaries expense. Accordingly, defined benefit pension expense was allocated approximately 40 percent, 29 percent, 25 percent and 6 percent to the Retail Bank, Business Bank, Wealth Management and Finance segments, respectively, in 2012.
INCOME TAXES
The calculation of the Corporation's income tax provision (benefit) and tax-related accruals is complex and requires the use of estimates and judgments. The provision for income taxes is the sum of income taxes due for the current year and deferred taxes. Deferred taxes arise from temporary differences between the income tax basis and financial accounting basis of assets and liabilities. Accrued taxes represent the net estimated amount due to or to be received from taxing jurisdictions, currently or in the future, and are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the consolidated balance sheets. The Corporation assesses the relative risks and merits of tax positions for various transactions after considering statutes, regulations, judicial precedent and other available information and maintains tax accruals consistent with these assessments. The Corporation is subject to audit by taxing authorities that could question and/or challenge the tax positions taken by the Corporation.
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
Changes in the estimate of accrued taxes occur due to changes in tax law, interpretations of existing tax laws, new judicial or regulatory guidance, and the status of examinations conducted by taxing authorities that impact the relative risks and merits of tax positions taken by the Corporation. These changes, when they occur, impact the estimate of accrued taxes and could be significant to the operating results of the Corporation. For further information on tax accruals and related risks, see Note 18 to the consolidated financial statements.

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	2012	2011	2010	2009	2008
Tier 1 Common Capital Ratio:
Tier 1 capital (a)	$6,705	$6,582	$6,027	$7,704	$7,805
Less:
Fixed rate cumulative perpetual preferred stock	—	—	—	2,151	2,129
Trust preferred securities	—	25	—	495	495
Tier 1 common capital	$6,705	$6,557	$6,027	$5,058	$5,181
Risk-weighted assets (a)	$66,188	$63,244	$59,506	$61,815	$73,207
Tier 1 risk-based capital ratio	10.13%	10.41%	10.13%	12.46%	10.66%
Tier 1 common capital ratio	10.13	10.37	10.13%	8.18%	7.08%
Basel III Tier 1 Common Capital Ratio (estimated):
Tier 1 common capital	$6,705
Basel III proposed adjustments (b)	(452)
Basel III Tier 1 common capital (b)	$6,253
Risk-weighted assets (a)	$66,188
Basel III proposed adjustments (b)	2,402
Basel III risk-weighted assets (b)	$68,590
Tier 1 common capital ratio	10.1%
Basel III Tier 1 common capital ratio (estimated)	9.1%
Tangible Common Equity Ratio:
Total shareholder's equity	$6,942	$6,868	$5,793	$7,029	$7,152
Less:
Fixed rate cumulative perpetual preferred stock	—	—	—	2,151	2,129
Common shareholders' equity	6,942	6,868	5,793	4,878	5,023
Less:
Goodwill	635	635	150	150	150
Other intangible assets	22	32	6	8	12
Tangible common equity	$6,285	$6,201	$5,637	$4,720	$4,861
Total assets	$65,359	$61,008	$53,667	$59,249	$67,548
Less:
Goodwill	635	635	150	150	150
Other intangible assets	22	32	6	8	12
Tangible assets	$64,702	$60,341	$53,511	$59,091	$67,386
Common equity ratio	10.62%	11.26%	10.80%	8.23%	7.44%
Tangible common equity ratio	9.71	10.27	10.54%	7.99%	7.21%
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$6,942	$6,868	$5,793	$4,878	$5,023
Tangible common equity	6,285	6,201	5,637	4,720	4,861
Shares of common stock outstanding (in millions)	188	197	177	151	150
Common shareholders' equity per share of common stock	$36.87	$34.80	$32.82	$32.27	$33.38
Tangible common equity per share of common stock	33.38	31.42	31.94	31.22	32.30

(a)	Tier 1 capital and risk-weighted assets as defined by regulation.

(b)
December 31, 2012 Basel III Tier 1 common capital and risk-weighted assets are estimated based on the proposed rules for the U.S. adoption of the Basel III regulatory capital framework issued in June 2012, as fully phased in on January 1, 2019.

The Tier 1 common capital ratio removes qualifying trust preferred securities from Tier 1 capital as defined by and calculated in conformity with bank regulations. The Basel III Tier 1 common capital ratio further adjusts Tier 1 common capital and risk-weighted assets to account for the rules proposed by U.S. banking regulators in June 2012 for the U.S. adoption of the Basel III regulatory capital framework. The tangible common equity ratio removes preferred stock and the effect of intangible assets from capital and the effect of intangible assets from total assets and tangible common equity per share of common stock removes the effect of intangible assets from common shareholders' equity per share of common stock. The Corporation believes these measurements are meaningful measures of capital adequacy used by investors, regulators, management and others to evaluate the adequacy of common equity and to compare against other companies in the industry.

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
In addition to factors mentioned elsewhere in this report or previously disclosed in the Corporation's SEC reports (accessible on the SEC's website at www.sec.gov or on the Corporation's website at www.comerica.com), actual results could differ materially from forward-looking statements and future results could differ materially from historical performance due to a variety of reasons, including but not limited to, the following factors:

•	general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected;

•	governmental monetary and fiscal policies may adversely affect the financial services industry, and therefore impact the Corporation's financial condition and results of operations;

•	volatility and disruptions in global capital and credit markets may adversely impact the Corporation's business, financial condition and results of operations;

•	any reduction in the Corporation's credit rating could adversely affect the Corporation and/or the holders of its securities;

•	the soundness of other financial institutions could adversely affect the Corporation;

•	changes in regulation or oversight may have a material adverse impact on the Corporation's operations;

•	unfavorable developments concerning credit quality could adversely impact the Corporation's financial results;

•	any future strategic acquisitions or divestitures may present certain risks to the Corporation's business and operations;

•	compliance with more stringent capital and liquidity requirements may adversely affect the Corporation;

•	declines in the businesses or industries of the Corporation's customers could cause increased credit losses, which could adversely affect the Corporation;

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

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)
December 31	2012	2011

ASSETS
Cash and due from banks	$1,395	$982

Federal funds sold	100	—
Interest-bearing deposits with banks	3,039	2,574
Other short-term investments	125	149

Investment securities available-for-sale	10,297	10,104

Commercial loans	29,513	24,996
Real estate construction loans	1,240	1,533
Commercial mortgage loans	9,472	10,264
Lease financing	859	905
International loans	1,293	1,170
Residential mortgage loans	1,527	1,526
Consumer loans	2,153	2,285
Total loans	46,057	42,679
Less allowance for loan losses	(629)	(726)
Net loans	45,428	41,953
Premises and equipment	622	675
Accrued income and other assets	4,353	4,571
Total assets	$65,359	$61,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$23,279	$19,764

Money market and interest-bearing checking deposits	21,284	20,311
Savings deposits	1,606	1,524
Customer certificates of deposit	5,531	5,808
Foreign office time deposits	502	348
Total interest-bearing deposits	28,923	27,991
Total deposits	52,202	47,755
Short-term borrowings	110	70
Accrued expenses and other liabilities	1,385	1,371
Medium- and long-term debt	4,720	4,944
Total liabilities	58,417	54,140

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,162	2,170
Accumulated other comprehensive loss	(413)	(356)
Retained earnings	5,931	5,546
Less cost of common stock in treasury - 39,889,610 shares at 12/31/12 and 30,831,076 shares at 12/31/11	(1,879)	(1,633)
Total shareholders’ equity	6,942	6,868
Total liabilities and shareholders’ equity	$65,359	$61,008
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

(in millions, except per share data)
Years Ended December 31	2012	2011	2010
INTEREST INCOME
Interest and fees on loans	$1,617	$1,564	$1,617
Interest on investment securities	234	233	226
Interest on short-term investments	12	12	10
Total interest income	1,863	1,809	1,853
INTEREST EXPENSE
Interest on deposits	70	90	115
Interest on short-term borrowings	—	—	1
Interest on medium- and long-term debt	65	66	91
Total interest expense	135	156	207
Net interest income	1,728	1,653	1,646
Provision for credit losses	79	144	478
Net interest income after provision for credit losses	1,649	1,509	1,168
NONINTEREST INCOME
Service charges on deposit accounts	214	208	208
Fiduciary income	158	151	154
Commercial lending fees	96	87	95
Letter of credit fees	71	73	76
Card fees	47	58	58
Foreign exchange income	38	40	39
Bank-owned life insurance	39	37	40
Brokerage fees	19	22	25
Net securities gains	12	14	3
Other noninterest income	124	102	91
Total noninterest income	818	792	789
NONINTEREST EXPENSES
Salaries	778	770	740
Employee benefits	240	205	179
Total salaries and employee benefits	1,018	975	919
Net occupancy expense	163	169	162
Equipment expense	65	66	63
Outside processing fee expense	107	101	96
Software expense	90	88	89
Merger and restructuring charges	35	75	—
FDIC insurance expense	38	43	62
Advertising expense	27	28	30
Other real estate expense	9	22	29
Other noninterest expenses	205	204	192
Total noninterest expenses	1,757	1,771	1,642
Income from continuing operations before income taxes	710	530	315
Provision for income taxes	189	137	55
Income from continuing operations	521	393	260
Income from discontinued operations, net of tax	—	—	17
NET INCOME	521	393	277
Less:
Preferred stock dividends	—	—	123
Income allocated to participating securities	6	4	1
Net income attributable to common shares	$515	$389	$153
Basic earnings per common share:
Income from continuing operations	$2.68	$2.11	$0.79
Net income	2.68	2.11	0.90
Diluted earnings per common share:
Income from continuing operations	2.67	2.09	0.78
Net income	2.67	2.09	0.88
Cash dividends declared on common stock	106	75	44
Cash dividends declared per common share	0.55	0.40	0.25
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2012	2011	2010

NET INCOME	$521	$393	$277

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized gains on investment securities available-for-sale:
Net unrealized holding gains arising during the period	48	202	12
Less: Reclassification adjustment for net securities gains included in net income	14	21	8
Change in net unrealized gains before income taxes	34	181	4

Net gains (losses) on cash flow hedges:
Net cash flow hedge gains (losses) arising during the period	—	(2)	2
Less: Reclassification adjustment for net cash flow hedge gains included in net income	—	1	28
Change in net cash flow hedge gains before income taxes	—	(3)	(26)

Defined benefit pension and other postretirement plans adjustment:
Net loss arising during the period	(192)	(176)	(100)
Less: Adjustments for amounts recognized as components of net periodic benefit cost:
Amortization of actuarial net loss	(62)	(42)	(30)
Amortization of prior service cost	(3)	(3)	(5)
Amortization of transition obligation	(4)	(4)	(4)
Change in defined benefit pension and other postretirement plans adjustment before income taxes	(123)	(127)	(61)

Total other comprehensive income (loss) before income taxes	(89)	51	(83)
Provision (benefit) for income taxes	(32)	18	(30)
Total other comprehensive income (loss), net of tax	(57)	33	(53)

COMPREHENSIVE INCOME	$464	$426	$224
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
Comerica Incorporated and Subsidiaries

	Nonredeemable Preferred Stock	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)		Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock

BALANCE AT DECEMBER 31, 2009	$2,151	151.2	$894	$740	$(336)	$5,161	$(1,581)	$7,029
Net income	—	—	—	—	—	277	—	277
Other comprehensive loss, net of tax	—	—	—	—	(53)	—	—	(53)
Cash dividends declared on preferred stock	—	—	—	—	—	(38)	—	(38)
Cash dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(44)	—	(44)
Purchase of common stock	—	(0.1)	—	—	—	—	(4)	(4)
Issuance of common stock	—	25.1	125	724	—	—	—	849
Redemption of preferred stock	(2,250)	—	—	—	—	—	—	(2,250)
Redemption discount accretion on preferred stock	94	—	—	—	—	(94)	—	—
Accretion of discount on preferred stock	5	—	—	—	—	(5)	—	—
Net issuance of common stock under employee stock plans	—	0.3	—	(11)	—	(10)	19	(2)
Share-based compensation	—	—	—	32	—	—	—	32
Other	—	—	—	(4)	—	—	1	(3)

BALANCE AT DECEMBER 31, 2010	$—	176.5	$1,019	$1,481	$(389)	$5,247	$(1,565)	$5,793
Net income	—	—	—	—	—	393	—	393
Other comprehensive income, net of tax	—	—	—	—	33	—	—	33
Cash dividends declared on common stock ($0.40 per share)	—	—	—	—	—	(75)	—	(75)
Purchase of common stock	—	(4.3)	—	—	—	—	(116)	(116)
Acquisition of Sterling Bancshares, Inc.	—	24.3	122	681	—	—	—	803
Net issuance of common stock under employee stock plans	—	0.8	—	(29)	—	(19)	48	—
Share-based compensation	—	—	—	37	—	—	—	37

BALANCE AT DECEMBER 31, 2011	$—	197.3	$1,141	$2,170	$(356)	$5,546	$(1,633)	$6,868
Net income	—	—	—	—	—	521	—	521
Other comprehensive loss, net of tax	—	—	—	—	(57)	—	—	(57)
Cash dividends declared on common stock ($0.55 per share)	—	—	—	—	—	(106)	—	(106)
Purchase of common stock	—	(10.2)	—	—	—	—	(308)	(308)
Net issuance of common stock under employee stock plans	—	1.2	—	(46)	—	(30)	63	(13)
Share-based compensation	—	—	—	37	—	—	—	37
Other	—	—	—	1	—	—	(1)	—
BALANCE AT DECEMBER 31, 2012	$—	188.3	$1,141	$2,162	$(413)	$5,931	$(1,879)	$6,942
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2012	2011	2010
OPERATING ACTIVITIES
Net income	$521	$393	$277
Income from discontinued operations, net of tax	—	—	17
Income from continuing operations, net of tax	521	393	260
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	79	144	478
Provision (benefit) for deferred income taxes	158	79	(202)
Depreciation and amortization	133	122	124
Net periodic defined benefit cost	81	53	37
Share-based compensation expense	37	37	32
Net amortization of securities	48	39	26
Accretion of loan purchase discount	(71)	(53)	—
Net securities gains	(12)	(14)	(3)
Excess tax benefits from share-based compensation arrangements	(1)	(1)	(1)
Net change in:
Trading securities	1	3	(10)
Accrued income receivable	5	(8)	15
Accrued expenses payable	35	59	57
Other, net	(260)	49	456
Discontinued operations, net	—	—	17
Net cash provided by operating activities	754	902	1,286
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	3,839	2,779	2,152
Sales	—	784	151
Purchases	(4,032)	(4,453)	(2,410)
Net change in loans	(3,498)	(695)	1,259
Cash and cash equivalents acquired in acquisition of Sterling Bancshares, Inc.	—	721	—
Sales of Federal Home Loan Bank stock	3	36	144
Purchase of Federal Reserve Bank stock	—	(26)	—
Proceeds from sales of indirect private equity and venture capital funds	1	33	—
Other, net	(51)	(134)	(90)
Net cash (used in) provided by investing activities	(3,738)	(955)	1,206
FINANCING ACTIVITIES
Net change in:
Deposits	4,520	3,296	771
Short-term borrowings	40	(82)	(332)
Medium- and long-term debt:
Maturities and redemptions	(193)	(1,517)	(5,290)
Issuances	—	—	298
Common stock:
Repurchases	(308)	(116)	(4)
Cash dividends paid	(97)	(73)	(34)
Issuances	—	—	849
Preferred stock:
Redemption	—	—	(2,250)
Cash dividends paid	—	—	(38)
Excess tax benefits from share-based compensation arrangements	1	1	1
Other, net	(1)	17	3
Net cash provided by (used in) financing activities	3,962	1,526	(6,026)
Net increase (decrease) in cash and cash equivalents	978	1,473	(3,534)
Cash and cash equivalents at beginning of period	3,556	2,083	5,617
Cash and cash equivalents at end of period	$4,534	$3,556	$2,083
Interest paid	$135	$151	$227
Income taxes, tax deposits and tax-related interest paid	46	73	108
Noncash investing and financing activities:
Loans transferred to other real estate	42	69	104
Net noncash assets acquired in stock acquisition of Sterling Bancshares, Inc.	—	82	—
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Comerica Incorporated (the Corporation) is a registered financial holding company headquartered in Dallas, Texas. The Corporation’s major business segments are the Business Bank, the Retail Bank and Wealth Management. The Corporation operates in three primary geographic markets: Michigan, California and Texas. For further discussion of each business segment and primary geographic market, refer to Note 22. The Corporation and its banking subsidiaries are regulated at both the state and federal levels.
The accounting and reporting policies of the Corporation conform to United States (U.S.) generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates.
The following summarizes the significant accounting policies of the Corporation applied in the preparation of the accompanying consolidated financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and the accounts of those subsidiaries that are majority owned and in which the Corporation has a controlling financial interest. The Corporation consolidates entities not determined to be variable interest entities (VIEs) when it holds a controlling interest in the entity's outstanding voting stock and uses the cost or equity method when it holds less than a controlling interest. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies acquired are included from the date of acquisition. Certain amounts in the financial statements for prior years have been reclassified to conform to current financial statement presentation.
The Corporation holds investments in certain legal entities that are considered VIEs. In general, a VIE is an entity that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. If any of these characteristics are present, the entity is subject to a variable interests consolidation model, and consolidation is based on variable interests, not on ownership of the entity’s outstanding voting stock. Variable interests are defined as contractual ownership or other money interests in an entity that change with fluctuations in the entity’s net asset value. The primary beneficiary is required to consolidate the VIE. The primary beneficiary is defined as the party that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding book basis and unfunded commitments for future investments.
The Corporation evaluates its investments in VIEs, both at inception and when there is a change in circumstances that requires reconsideration, to determine if the Corporation is the primary beneficiary and consolidation is required. The Corporation accounts for unconsolidated VIEs using either the cost or equity method.
The equity method is used for investments where the Corporation has the ability to exercise significant influence over the entity’s operation and financial policies, which is generally presumed to exist if the Corporation owns more than a 20 percent voting interest in the entity. Equity method investments are included in “accrued income and other assets” on the consolidated balance sheets, with income and losses recorded in “other noninterest income” on the consolidated statements of income. Unconsolidated equity investments that do not meet the criteria to be accounted for under the equity method are accounted for under the cost method. Cost method investments are included in “accrued income and other assets” on the consolidated balance sheets, with income (net of write-downs) recorded in “other noninterest income” on the consolidated statements of income.
Assets held in an agency or fiduciary capacity are not assets of the Corporation and are not included in the consolidated financial statements.
See Note 9 for additional information about the Corporation’s involvement with VIEs.
Fair Value Measurements
Fair value measurement applies whenever accounting guidance requires or permits assets or liabilities to be measured at fair value. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date. Fair value is based on the assumptions market participants would use when pricing an asset or liability. Fair value measurements and disclosures guidance establishes a three-level fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

priority to unobservable data. Fair value measurements are separately disclosed by level within the fair value hierarchy. For assets and liabilities recorded at fair value, it is the Corporation’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.
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
For further information about fair value measurements, including the expanded disclosures required by the amendment noted above, refer to Note 2.
Other Short-Term Investments
Other short-term investments include trading securities and loans held-for-sale.
Trading securities are carried at fair value. Realized and unrealized gains or losses on trading securities are included in “other noninterest income” on the consolidated statements of income.
Loans held-for-sale, typically residential mortgages originated with the intent to sell, are carried at the lower of cost or fair value. Fair value is determined in the aggregate for each portfolio. Changes in fair value are included in “other noninterest income” on the consolidated statements of income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

When both conditions exist, such loans are accounted for as purchased credit-impaired (PCI) loans. The Corporation generally aggregates PCI loans into pools of loans based on common risk characteristics.
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
The Corporation assesses all loan modifications to determine whether a restructuring constitutes a troubled debt restructuring (TDR). A restructuring is considered a TDR when a borrower is experiencing financial difficulty and the Corporation grants a concession to the borrower. TDRs on accrual status at the original contractual rate of interest are considered performing. Nonperforming TDRs include TDRs on nonaccrual status and loans which have been renegotiated to less than the original contractual rates (reduced-rate loans). All TDRs are considered impaired loans.
Loan Origination Fees and Costs
Substantially all loan origination fees and costs are deferred and amortized to net interest income of over the life of the related loan or over the commitment period as a yield adjustment. Net deferred income on originated loans, including unearned income and unamortized costs, fees, premiums and discounts, totaled $310 million and $334 million at December 31, 2012 and 2011, respectively.
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
For further information on the Allowance for Credit Losses, refer to Note 4.
Allowance for Loan Losses
The allowance for loan losses represents management’s assessment of probable, estimable losses inherent in the Corporation’s loan portfolio. The allowance for loan losses includes specific allowances, based on individual evaluations of certain loans, and allowances for homogeneous pools of loans with similar risk characteristics.
The Corporation individually evaluates certain impaired loans on a quarterly basis and establishes specific allowances for such loans, if required. A loan is considered impaired when it is probable that interest or principal payments will not be made in accordance with the contractual terms of the loan agreement. Consistent with this definition, all loans for which the accrual of interest has been discontinued (nonaccrual loans) are considered impaired. The Corporation individually evaluates nonaccrual loans with book balances of $2 million or more and accruing loans whose terms have been modified in a TDR. The threshold for individual evaluation is revised on an infrequent basis, generally when economic circumstances change significantly. Specific allowances for impaired loans are estimated using one of several methods, including the estimated fair value of underlying collateral, observable market value of similar debt or discounted expected future cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Collateral values supporting individually evaluated impaired loans are evaluated quarterly. Either appraisals are obtained or appraisal assumptions are updated at least annually unless conditions dictate increased frequency. Appraisals on impaired construction loans are generally based on “as-is” collateral values. In certain circumstances, the Corporation may believe that the highest and best use of the collateral, and thus the most advantageous exit strategy, requires completion of the construction project. In these situations, the Corporation uses an “as-developed” appraisal to evaluate alternatives. However, the “as-developed” collateral value is appropriately adjusted to reflect the cost to complete the construction project and to prepare the property for sale. The Corporation may reduce the collateral value based upon the age of the appraisal and adverse developments in market conditions.
Loans which do not meet the criteria to be evaluated individually are evaluated in homogeneous pools of loans with similar risk characteristics. The allowance for business loans not individually evaluated is determined by applying standard reserve factors to the pool of business loans within each internal risk rating. Internal risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by the Corporation’s senior management, generally at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. The Corporation considers the inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system. An additional allowance is established to capture the probable losses which could result from such risk rating errors. This additional allowance is calculated based on the results of risk rating accuracy assessments performed on samples of business loans conducted by the Corporation's asset quality review function, a function independent of the lending and credit groups responsible for assigning the initial internal risk rating at the time of approval. Standard reserve factors for the loans within each risk rating are updated quarterly and are based on estimated probabilities of default and loss given default, incorporating factors such as borrower rating migration experience and trends, recent charge-off experience, current economic conditions and trends, changes in collateral values of properties securing loans, and trends with respect to past due and nonaccrual amounts.
In 2012, the Corporation implemented enhancements to the methodology used for determining standard reserve factors for business loans not individually evaluated, which resulted in a $25 million increase to the allowance for loan losses. The enhancements included (a) estimating probability of default and loss given default from a national perspective, in addition to a market-by-market basis, and (b) expanding the time horizon of historical, migration-based probability of default and loss given default experience used to develop the standard reserve factors for each internal risk rating. Incremental reserves may be established to cover losses in industries and/or portfolios experiencing elevated loss levels.
The allowance for business loans not individually evaluated also may include a qualitative adjustment, which is determined based on an established framework. The determination of the appropriate adjustment is based on management's analysis of observable macroeconomic metrics, including consideration of regional metrics within the Corporation's footprint, internal credit risk movement and a qualitative assessment of the lending environment, including underwriting standards, current economic and political conditions, and other factors affecting credit quality. The framework enables management to develop a view of the uncertainties that exist but are not yet reflected in the standard reserve factors.
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
The total allowance for loan losses is sufficient to absorb incurred losses inherent in the total portfolio. Unanticipated economic events, including political, economic and regulatory instability in countries where the Corporation has loans, could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance. Significant increases in current portfolio exposures, as well as the inclusion of additional industry-specific portfolio exposures in the allowance, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in the need for additional provision for credit losses in order to maintain an allowance that complies with credit risk and accounting policies.
Loans deemed uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.
 Allowance for Credit Losses on Lending-Related Commitments
The allowance for credit losses on lending-related commitments provides for probable losses inherent in lending-related commitments, including unused commitments to extend credit and letters of credit. The allowance for credit losses on lending-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating. A probability of draw estimate is applied to the commitment amount, and the result is multiplied by standard reserve factors consistent with business loans. In general, the probability of draw for letters of credit is considered certain for all letters of credit supporting loans and for letters of credit assigned an internal risk rating generally consistent with regulatory defined substandard or doubtful. Other letters of credit and all unfunded commitments have a lower probability of draw. The allowance for credit losses on lending-related commitments is included in “accrued expenses and other liabilities” on the consolidated balance sheets, with the corresponding charge reflected in the “provision for credit losses” on the consolidated statements of income.
Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, including loans held-for-sale, reduced-rate loans and foreclosed property.
Business loans are generally placed on nonaccrual status when management determines full collection of principal or interest is unlikely or when principal or interest payments are 90 days past due, unless the loan is fully collateralized and in the process of collection. There is no past-due status threshold in the determination of when a business loan should be charged-off. Business loans typically require individual evaluation and management judgment to determine the timing and amount of principal charge-offs. The past-due status of a business loan is one of many indicative factors considered in determining the collectibility of the credit. The primary driver of when the principal amount of a business loan should be fully or partially charged-off is based on a qualitative assessment of the recoverability of the principal amount from collateral and other cash flow sources.
In 2012, the Corporation modified its residential mortgage and home equity nonaccrual policies. Under the new policies, residential mortgage and home equity loans are generally placed on nonaccrual status once they become 90 days past due (previously no later than 180 days past due) and charged off to current appraised values less costs to sell no later than 180 days past due. In addition, junior lien home equity loans less than 90 days past due are placed on nonaccrual status if they have underlying risk characteristics that place full collection of the loan in doubt, such as when the related senior lien position is seriously delinquent. In connection with regulatory guidance issued during 2012, the Corporation further modified its nonaccrual and charge-off policy regarding residential mortgage and consumer loans in bankruptcy for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Such loans are placed on nonaccrual status and written down to estimated collateral value, without regard to the actual payment status of the loan, and are classified as TDRs.
All other consumer loans are generally not placed on nonaccrual status and are charged off at no later than 120 days past due, earlier if deemed uncollectible. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is charged against current income. Income on such loans is then recognized only to the extent that cash is received and future collection of principal is probable. Generally, a loan or debt security may be returned to accrual status when all delinquent principal and interest have been received and the Corporation expects repayment of the remaining contractual principal and interest, or when the loan or debt security is both well secured and in the process of collection.
PCI loans are recorded at fair value at acquisition date. Although the PCI loans may be contractually delinquent, the Corporation does not classify these loans as past due or nonperforming as the loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loan.
Foreclosed property (primarily real estate) is initially recorded at at fair value, less costs to sell, at the date of foreclosure and subsequently carried at the lower of cost or fair value, less estimated costs to sell. Independent appraisals are obtained to substantiate the fair value of foreclosed property at the time of foreclosure and updated at least annually or upon evidence of deterioration in the property’s value. At the time of foreclosure, any excess of the related loan balance over fair value (less estimated costs to sell) of the property acquired is charged to the allowance for loan losses. Subsequent write-downs, operating expenses and losses upon sale, if any, are charged to noninterest expenses. Foreclosed property is included in “accrued income and other assets” on the consolidated balance sheets.
Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation, computed on the straight-line method, is charged to operations over the estimated useful lives of the assets. Estimated useful lives are generally 3 years to 33 years for premises that the Corporation owns and 3 years to 8 years for furniture and equipment. Leasehold improvements are generally amortized over the terms of their respective leases or 10 years, whichever is shorter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Software
Capitalized software is stated at cost, less accumulated amortization. Capitalized software includes purchased software and capitalizable application development costs associated with internally-developed software. Amortization, computed on the straight-line method, is charged to operations over 5 years, the estimated useful life of the software. Capitalized software is included in “accrued income and other assets” on the consolidated balance sheets.
Goodwill and Core Deposit Intangibles
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management.
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests suggest additional testing may be warranted to determine if goodwill might be impaired. The goodwill impairment test is a two-step test. The first step of the goodwill impairment test compares the estimated fair value of identified reporting units with their carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, the second step must be performed to determine the implied fair value of the reporting unit's goodwill and the amount of goodwill impairment, if any. The implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge would be recorded for the excess.
In performing the annual impairment test, the carrying value of each reporting unit is the greater of economic or regulatory capital. The Corporation assigns economic capital using internal management methodologies on the basis of each reporting unit's credit, operational and interest rate risks, as well as goodwill. To determine regulatory capital, each reporting unit is assigned sufficient capital such that their respective Tier 1 ratio, based on allocated risk-weighted assets, is the same as that of the Corporation. Using this two-pronged approach, the Corporation's equity is fully allocated to its reporting units except for capital held primarily for the risk associated with the securities portfolio which is assigned to the Finance segment of the Corporation.
The estimated fair values of the reporting units are determined using a blend of two commonly used valuation techniques: the market approach and the income approach. For the market approach, valuations of reporting units consider a combination of earnings, equity and other multiples from companies with characteristics similar to the reporting unit. Since the fair values determined under the market approach are representative of noncontrolling interests, the valuations accordingly incorporate a control premium. For the income approach, estimated future cash flows and terminal value are discounted. Estimated future cash flows are derived from internal forecasts and economic expectations for each reporting unit which incorporate uncertainty factors inherent to long-term projections. The applicable discount rate is based on the imputed cost of equity capital appropriate for each reporting unit, which incorporates the risk-free rate of return, the level of non-diversified risk associated with companies with characteristics similar to the reporting unit, an entity-specific risk premium and a market equity risk premium. Determining the fair value of reporting units is a subjective process involving the use of estimates and judgments related to the selection of inputs such as future cash flows, discount rates, comparable public company multiples, applicable control premiums and economic expectations used in determining the interest rate environment.
The Corporation may choose to perform a qualitative assessment to determine whether the first step of the impairment test should be performed in future periods if certain factors indicate that impairment is unlikely. Factors which could be considered in the assessment of the likelihood of impairment include macroeconomic conditions, industry and market considerations, stock performance of the Corporation and its peers, financial performance, events affecting the Corporation as a whole or its reporting units individually and previous results of goodwill impairment tests.
Core deposit intangibles are amortized on an accelerated basis, based on the estimated period the economic benefits are expected to be received. Core deposit intangibles are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment for a finite-lived intangible asset exists if the sum of the undiscounted cash flows expected to result from the use of the asset exceeds its carrying value.
Additional information regarding goodwill and core deposit intangibles can be found in Note 7.
Nonmarketable Equity Securities
The Corporation has certain investments that are not readily marketable. These investments include a portfolio of investments in indirect private equity and venture capital funds and restricted equity investments, which are securities the Corporation is required to hold for various reasons, primarily Federal Home Loan Bank of Dallas (FHLB) and Federal Reserve

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Bank (FRB) stock. These investments are accounted for on the cost or equity method and are included in “accrued income and other assets” on the consolidated balance sheets. The investments are individually reviewed for impairment on a quarterly basis. Indirect private equity and venture capital funds are evaluated by comparing the carrying value to the estimated fair value. The amount by which the carrying value exceeds the fair value that is determined to be other-than-temporary impairment is charged to current earnings and the carrying value of the investment is written down accordingly. Restricted equity securities are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. If the Corporation does not expect to recover the full par value, the amount by which the par value exceeds the ultimately recoverable value would be charged to current earnings and the carrying value of the investment would be written down accordingly.
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
For derivatives designated as hedging instruments at inception, the Corporation uses either the short-cut method or applies statistical regression analysis to assess effectiveness. The short-cut method is used for certain fair value hedges of medium and long-term debt issued prior to 2006. This method allows for the assumption of zero hedge ineffectiveness and eliminates the requirement to further assess hedge effectiveness on these transactions. For hedge relationships to which the Corporation does not apply the short-cut method, statistical regression analysis is used at inception and for each reporting period thereafter to assess whether the derivative used has been and is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. Net hedge ineffectiveness is recorded in “other noninterest income” on the consolidated statements of income.
Further information on the Corporation’s derivative instruments and hedging activities is included in Note 8.
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
Further information on the Corporation’s obligations under guarantees is included in Note 8.
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
Further information on the Corporation’s share-based compensation plans is included in Note 16.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Defined Benefit Pension and Other Postretirement Costs
Defined benefit pension costs are charged to “employee benefits” expense on the consolidated statements of income and are funded consistent with the requirements of federal laws and regulations. Inherent in the determination of defined benefit pension costs are assumptions concerning future events that will affect the amount and timing of required benefit payments under the plans. These assumptions include demographic assumptions such as retirement age and mortality, a compensation rate increase, a discount rate used to determine the current benefit obligation and a long-term expected rate of return on plan assets. Net periodic defined benefit pension expense includes service cost, interest cost based on the assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value of assets, amortization of prior service cost and amortization of net actuarial gains or losses. The market-related value of plan assets is determined by amortizing the current year’s investment gains and losses (the actual investment return net of the expected investment return) over 5 years. The amortization adjustment cannot exceed 10 percent of the fair value of assets. Prior service costs include the impact of plan amendments on the liabilities and are amortized over the future service periods of active employees expected to receive benefits under the plan. Actuarial gains and losses result from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value). Amortization of actuarial gains and losses is included as a component of net periodic defined benefit pension cost for a year if the actuarial net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the excess is amortized over the average remaining service period of participating employees expected to receive benefits under the plan.
Postretirement benefits are recognized in “employee benefits” expense on the consolidated statements of income during the average remaining service period of participating employees expected to receive benefits under the plan or the average remaining future lifetime of retired participants currently receiving benefits under the plan.
For further information regarding the Corporation’s defined benefit pension and other postretirement plans, refer to Note 17.
Income Taxes
The provision for income taxes is the sum of income taxes due for the current year and deferred taxes. Deferred taxes arise from temporary differences between the income tax basis and financial accounting basis of assets and liabilities. Deferred tax assets are evaluated for realization based on available evidence of loss carry-back capacity, future reversals of existing taxable temporary differences, and assumptions made regarding future events. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The provision for income taxes assigned to discontinued operations is based on statutory rates, adjusted for permanent differences generated by those operations.
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
Earnings Per Share
Basic income from continuing operations per common share and net income per common share are calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared (distributed earnings) and participation rights in undistributed earnings. Distributed and undistributed earnings are allocated between common and participating security shareholders based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities (i.e., nonvested restricted stock). Undistributed net losses are not allocated to nonvested restricted shareholders, as these shareholders do not have a contractual obligation to fund the losses incurred by the Corporation. Income from continuing operations attributable to common shares and net income attributable to common shares are then divided by the weighted-average number of common shares outstanding during the period.
Diluted income from continuing operations per common share and net income per common share consider common stock issuable under the assumed exercise of stock options granted under the Corporation’s stock plans and warrants. Diluted income from continuing operations attributable to common shares and net income attributable to common shares are then divided by the total of weighted-average number of common shares and common stock equivalents outstanding during the period.

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
Comprehensive Income (Loss)
In the first quarter 2012, the Corporation adopted amendments to GAAP which revise the presentation of comprehensive income in the financial statements. As a result, the Corporation presents on an interim basis the components of net income and a total for comprehensive income in one continuous consolidated statement of comprehensive income and presents on an annual basis the components of net income and other comprehensive income in two separate, but consecutive statements. In the fourth quarter 2012, the Corporation early adopted further amendments to GAAP which require enhanced disclosures about the amounts reclassified out of accumulated other comprehensive income and the corresponding line items impacted on the consolidated statements of income. The enhanced disclosures are provided in Note 14.
Pending Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (ASU 2011-11), which requires enhanced disclosures about the nature and effect or potential effect of an entity's rights of setoff associated with its financial and derivative instruments. In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities,” (ASU 2013-01), which narrowed the scope of the financial instruments for which the enhanced disclosures are applicable The Corporation will adopt ASU 2011-11 and ASU 2013-01 in the first quarter 2013. While the provisions of ASU 2011-11 and ASU 2013-01 will expand the Corporation's financial and derivative instruments disclosures, the Corporation does not expect the adoption to have any effect on the Corporation's financial condition and results of operations.
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
Comerica Incorporated and Subsidiaries

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
Securities classified as Level 3, of which the substantial majority is auction-rate securities, represent securities in less liquid markets requiring significant management assumptions when determining fair value. Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value for all periods presented was determined using an income approach based on a discounted cash flow model. The discounted cash flow model utilizes two significant inputs: discount rate and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium. The liquidity risk premium was derived from the rate at which various types of similar auction-rate securities had been redeemed or sold. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation's own redemption experience. Significant increases in any of these inputs in isolation would result in a significantly lower fair value. Additionally, as the discount rate incorporates the liquidity risk premium, a change in an assumption used for the liquidity risk premium would be accompanied by a directionally

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

similar change in the discount rate. The Corporate Development Department is responsible for determining the valuation methodology for auction-rate securities and for updating significant inputs based on changes to the factors discussed above. Valuation results, including an analysis of changes to the valuation methodology and significant inputs, are provided to senior management for review on a quarterly basis.
Loans
The Corporation does not record loans at fair value on a recurring basis. However, the Corporation may establish a specific allowance for an impaired loan based on the fair value of the underlying collateral. Such loan values are reported as nonrecurring fair value measurements. Collateral values supporting individually evaluated impaired loans are evaluated quarterly. When management determines that the fair value of the collateral requires additional adjustments, either as a result of non-current appraisal value or when there is no observable market price, the Corporation classifies the impaired loan as Level 3. The Special Assets Group is responsible for performing quarterly credit quality reviews for all impaired loans as part of the quarterly allowance for loan losses process overseen by the Chief Credit Officer, during which valuation adjustments to updated collateral values are determined.
The Corporation discloses fair value estimates for loans not recorded at fair value. The estimated fair value is determined based on characteristics such as loan category, repricing features and remaining maturity, and includes prepayment and credit loss estimates. For variable rate business loans that reprice frequently, the estimated fair value is based on carrying values adjusted for estimated credit losses inherent in the portfolio at the balance sheet date. For other business loans and retail loans, fair values are estimated using a discounted cash flow model that employs a discount rate that reflects the Corporation's current pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date. The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable. The Corporation classifies the estimated fair value of loans held for investment as Level 3.
Customers’ liability on acceptances outstanding and acceptances outstanding
Customers' liability on acceptances outstanding and acceptances outstanding, included in "accrued income and other assets" and "accrued expenses and other liabilities" on the consolidated balance sheets, respectively, have carrying amounts that approximate estimated fair value, due to their short-term nature. As such, the Corporation classifies the estimated fair value of these instruments as Level 1.
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
The Corporation holds a portfolio of warrants for generally nonmarketable equity securities with a fair value of $3 million at December 31, 2012. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. Warrants which contain a net exercise provision or a non-contingent put right embedded in the warrant agreement are accounted for as derivatives and recorded at fair value on a recurring basis using a Black-Scholes valuation model. The Black-Scholes valuation model utilizes five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company. The Corporate Development Department is responsible for the warrant valuation process, which includes reviewing all significant inputs for reasonableness, and for providing valuation results to senior management. Increases in any of these inputs in isolation, with the exception of exercise price, would result in a higher fair value. Increases in exercise price in isolation would result in a lower fair value. The Corporation classifies warrants accounted for as derivatives as Level 3.
The Corporation also holds a derivative contract associated with the 2008 sale of its remaining ownership of Visa Inc. (Visa) Class B shares. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

dilutive adjustments made to the conversion factor of the Visa Class B to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The recurring fair value of the derivative contract is based on unobservable inputs consisting of management's estimate of the litigation outcome, timing of litigation settlements and payments related to the derivative. Significant increases in the estimate of litigation outcome and the timing of litigation settlements in isolation would result in a significantly higher liability fair value. Significant increases in payments related to the derivative in isolation would result in a significantly lower liability fair value. The Corporation classifies the derivative liability as Level 3. On July 13, 2012, Visa announced it had reached an agreement in principle to settle the multi-district interchange litigation which pertains to its Class B shares. The announcement of this settlement did not have a material impact on the fair value of the Corporation’s liability.
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments with a carrying value of $13 million at December 31, 2012. These funds generally cannot be redeemed and the majority are not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 17 years. The investments are accounted for on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the Corporation's percentage ownership in the net asset value of the entire fund, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. On a quarterly basis, the Corporate Development Department is responsible, with appropriate oversight and approval provided by senior management, for performing the valuation procedures and updating significant inputs, as are primarily provided by the underlying fund's management. The Corporation classifies both nonmarketable equity securities subjected to nonrecurring fair value adjustments and the estimated fair value of nonmarketable equity securities not recorded at fair value in their entirety on a recurring basis as Level 3. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value on a nonrecurring basis were $2 million and $1 million at December 31, 2012 and 2011, respectively.
The Corporation also holds restricted equity investments, primarily FHLB and FRB stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $89 million and $92 million at December 31, 2012 and 2011, respectively, and its investment in FRB stock totaled $85 million at both December 31, 2012 and 2011. The Corporation believes its investments in FHLB and FRB stock are ultimately recoverable at par. Therefore, the carrying amount for these restricted equity investments approximates fair value. The Corporation classifies the estimated fair value of such investments as Level 1.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Loan servicing rights
Loan servicing rights with a carrying value of $2 million at December 31, 2012, included in “accrued income and other assets” on the consolidated balance sheets and primarily related to Small Business Administration loans, are subject to impairment testing. Loan servicing rights may be carried at fair value on a nonrecurring basis when impairment testing indicates that the fair value of the loan servicing rights is less than the recorded value. A valuation model is used for impairment testing on a quarterly basis, which utilizes a discounted cash flow model, using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management. On a quarterly basis, the Accounting Department is responsible for performing the valuation procedures and updating significant inputs, which are primarily obtained from available third-party market data, with appropriate oversight and approval provided by senior management. If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Corporation classifies loan servicing rights as Level 3.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2012
Trading securities:
Deferred compensation plan assets	$88	$88	$—	$—
Residential mortgage-backed securities (a)	4	—	4	—
State and municipal securities	19	—	19	—
Corporate debt securities	3	—	3	—
Total trading securities	114	88	26	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	20	20	—	—
Residential mortgage-backed securities (a)	9,935	—	9,935	—
State and municipal securities (b)	23	—	—	23
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	57	—	57	—
Equity and other non-debt securities:
Auction-rate preferred securities	156	—	—	156
Money market and other mutual funds	105	105	—	—
Total investment securities available-for-sale	10,297	125	9,992	180
Derivative assets:
Interest rate contracts	556	—	556	—
Energy derivative contracts	173	—	173	—
Foreign exchange contracts	21	—	21	—
Warrants	3	—	—	3
Total derivative assets	753	—	750	3
Total assets at fair value	$11,164	$213	$10,768	$183
Derivative liabilities:
Interest rate contracts	$218	$—	$218	$—
Energy derivative contracts	172	—	172	—
Foreign exchange contracts	18	—	18	—
Other	1	—	—	1
Total derivative liabilities	409	—	408	1
Deferred compensation plan liabilities	88	88	—	—
Total liabilities at fair value	$497	$88	$408	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2011
Trading securities:
Deferred compensation plan assets	$90	$90	$—	$—
Residential mortgage-backed securities (a)	2	—	2	—
Other government-sponsored enterprise securities	9	—	9	—
State and municipal securities	12	—	12	—
Corporate debt securities	1	—	1	—
Other securities	1	1	—	—
Total trading securities	115	91	24	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	20	20	—	—
Residential mortgage-backed securities (a)	9,512	—	9,512	—
State and municipal securities (b)	24	—	—	24
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	46	—	46	—
Equity and other non-debt securities:
Auction-rate preferred securities	408	—	—	408
Money market and other mutual funds	93	93	—	—
Total investment securities available-for-sale	10,104	113	9,558	433
Derivative assets:
Interest rate contracts	602	—	602	—
Energy derivative contracts	115	—	115	—
Foreign exchange contracts	40	—	40	—
Warrants	3	—	—	3
Total derivative assets	760	—	757	3
Total assets at fair value	$10,979	$204	$10,339	$436
Derivative liabilities:
Interest rate contracts	$253	$—	$253	$—
Energy derivative contracts	115	—	115	—
Foreign exchange contracts	35	—	35	—
Other	6	—	—	6
Total derivative liabilities	409	—	403	6
Deferred compensation plan liabilities	90	90	—	—
Total liabilities at fair value	$499	$90	$403	$6

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during the years ended December 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011.

		Net Realized/Unrealized Gains (Losses)
	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income (Pretax)					Balance at End of Period

(in millions)		Realized		Unrealized				Purchases	Sales	Settlements
Year Ended December 31, 2012
Investment securities available-for-sale:
State and municipal securities (a)	$24	$—		$—		$1	(b)	$—	$(2)	$—	$23
Auction-rate debt securities	1	—		—		—		—	—	—	1
Auction-rate preferred securities	408	14	(c)	—		8	(b)	—	(274)	—	156
Total investment securities available-for-sale	433	14	(c)	—		9	(b)	—	(276)	—	180
Derivative assets:
Warrants	3	4	(d)	1	(d)	—		—	(5)	—	3
Derivative liabilities:
Other	6	(1)	(c)	(1)	(c)	—		—	—	(7)	1

Year Ended December 31, 2011
Trading securities:
State and municipal securities	$—	$—		$—		$—		$3	$(3)	$—	$—
Other securities	1	—		—		—		—	(1)	—	—
Total trading securities	1	—		—		—		3	(4)	—	—
Investment securities available-for-sale:
State and municipal securities (a)	39	—		—		2	(b)	—	(17)	—	24
Auction-rate debt securities	1	—		—		—		—	—	—	1
Other corporate debt securities	1	—		—		—		—	—	(1)	—
Auction-rate preferred securities	570	10	(c)	—		12	(b)	—	(184)	—	408
Total investment securities available-for-sale	611	10	(c)	—		14	(b)	—	(201)	(1)	433
Derivative assets:
Warrants	7	10	(d)	—		—		—	(14)	—	3
Derivative liabilities:
Other	1	(2)	(c)	(5)	(c)	—		—	—	(2)	6

(a)	Primarily auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income.

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities gains (losses)" on the consolidated statements of income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. All assets recorded at fair value on a nonrecurring basis were classified as Level 3 at December 31, 2012 and 2011 and are presented in the following table. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2012 and 2011.

(in millions)	Level 3
December 31, 2012
Loans:
Commercial	$42
Real estate construction	25
Commercial mortgage	145
Lease financing	2
Total loans	214
Nonmarketable equity securities	2
Other real estate	24
Loan servicing rights	2
Total assets at fair value	$242

December 31, 2011
Loans:
Commercial	$164
Real estate construction	87
Commercial mortgage	302
Lease financing	3
International	8
Total loans	564
Nonmarketable equity securities	1
Other real estate	29
Loan servicing rights	3
Total assets at fair value	$597
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's significant Level 3 recurring fair value measurement as of December 31, 2012. The Corporation's significant level 3 recurring fair value measurements include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model. The inputs in the table below reflect reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for the low interest rate environment continuing into 2015.

		Discounted Cash Flow Model
		Unobservable Input
December 31, 2012	Fair Value (in millions)	Discount Rate	Workout Period (in years)
State and municipal securities (a)	$23	6% - 10%	4 - 6
Equity and other non-debt securities:
Auction-rate preferred securities	156	4% - 6%	2 - 4

(a)	Primarily auction-rate securities.
Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2012 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
December 31, 2012
Assets
Cash and due from banks	$1,395	$1,395	$1,395	$—	$—
Federal funds sold	100	100	100	—	—
Interest-bearing deposits with banks	3,039	3,039	3,039	—	—
Loans held-for-sale	12	12	—	12	—
Total loans, net of allowance for loan losses (a)	45,428	45,649	—	—	45,649
Customers’ liability on acceptances outstanding	18	18	18	—	—
Nonmarketable equity securities (b)	13	22	—	—	22
Restricted equity investments	174	174	174	—	—
Liabilities
Demand deposits (noninterest-bearing)	23,279	23,279	—	23,279	—
Interest-bearing deposits	23,392	23,392	—	23,392	—
Customer certificates of deposit	5,531	5,535	—	5,535	—
Total deposits	52,202	52,206	—	52,206	—
Short-term borrowings	110	110	110	—	—
Acceptances outstanding	18	18	18	—	—
Medium- and long-term debt	4,720	4,685	—	4,685	—
Credit-related financial instruments	(103)	(103)	—	—	(103)
December 31, 2011
Assets
Cash and due from banks	$982	$982	$982	$—	$—
Interest-bearing deposits with banks	2,574	2,574	2,574	—	—
Loans held-for-sale	34	34	—	34	—
Total loans, net of allowance for loan losses (a)	41,953	42,233	—	—	42,233
Customers’ liability on acceptances outstanding	22	22	22	—	—
Nonmarketable equity securities (b)	16	27	—	—	27
Restricted equity investments	177	177	177	—	—
Liabilities
Demand deposits (noninterest-bearing)	19,764	19,764	—	19,764	—
Interest-bearing deposits	22,183	22,183	—	22,183	—
Customer certificates of deposit	5,808	5,809	—	5,809	—
Total deposits	47,755	47,756	—	47,756	—
Short-term borrowings	70	70	70	—	—
Acceptances outstanding	22	22	22	—	—
Medium- and long-term debt	4,944	4,794	—	4,794	—
Credit-related financial instruments	(101)	(101)	—	—	(101)

(a)	Included $214 million and $564 million of impaired loans recorded at fair value on a nonrecurring basis at December 31, 2012 and 2011, respectively.

(b)	Included $2 million and $1 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities available-for-sale follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. Treasury and other U.S. government agency securities	$20	$—	$—	$20
Residential mortgage-backed securities (a)	9,687	248	—	9,935
State and municipal securities (b)	27	—	4	23
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	57	—	—	57
Equity and other non-debt securities:
Auction-rate preferred securities	163	—	7	156
Money market and other mutual funds	105	—	—	105
Total investment securities available-for-sale	$10,060	$248	$11	$10,297

December 31, 2011
U.S. Treasury and other U.S. government agency securities	$20	$—	$—	$20
Residential mortgage-backed securities (a)	9,289	224	1	9,512
State and municipal securities (b)	29	—	5	24
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	46	—	—	46
Equity and other non-debt securities:
Auction-rate preferred securities	423	—	15	408
Money market and other mutual funds	93	—	—	93
Total investment securities available-for-sale	$9,901	$224	$21	$10,104

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.
A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of December 31, 2012 and 2011 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
December 31, 2012
State and municipal securities (b)	$—	$—	$23	$4		$23	$4
Corporate debt securities:
Auction-rate debt securities	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities:
Auction-rate preferred securities	—	—	156	7		156	7
Total impaired securities	$—	$—	$180	$11		$180	$11
December 31, 2011
Residential mortgage-backed securities (a)	$249	$1	$—	$—		$249	$1
State and municipal securities (b)	—	—	24	5		24	5
Corporate debt securities:
Auction-rate debt securities	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities:
Auction-rate preferred securities	88	1	320	14		408	15
Total impaired securities	$337	$2	$345	$19		$682	$21

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

At December 31, 2012, the Corporation had 77 securities in an unrealized loss position with no credit impairment, including 54 auction-rate preferred securities, 22 state and municipal auction-rate securities and one auction-rate debt security. As of December 31, 2012, approximately 95 percent of the auction-rate securities that have been redeemed or sold since acquisition were redeemed or sold at or above cost. Approximately 85 percent of the aggregate auction-rate securities par value have been redeemed or sold since acquisition as of December 31, 2012. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2012.
Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses, recorded in “net securities gains” on the consolidated statements of income, computed based on the adjusted cost of the specific security.

(in millions)
Years Ended December 31	2012	2011	2010
Securities gains	$14	$22	$13
Securities losses (a)	(2)	(8)	(10)
Total net securities gains	$12	$14	$3
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

(in millions)
December 31, 2012	Amortized Cost	Fair Value
Contractual maturity
Within one year	$86	$86
After one year through five years	551	557
After five years through ten years	125	124
After ten years	9,030	9,269
Subtotal	9,792	10,036
Equity and other nondebt securities:
Auction-rate preferred securities	163	156
Money market and other mutual funds	105	105
Total investment securities available-for-sale	$10,060	$10,297
Included in the contractual maturity distribution in the table above were auction-rate securities with a total amortized cost and fair value of $28 million and $24 million, respectively. Auction-rate securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions. At each successful auction, the Corporation has the option to sell the security at par value. Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt. As a result, the expected life of auction-rate securities may differ significantly from the contractual life. Also included in the table above were residential mortgage-backed securities with a total amortized cost and fair value of $9.7 billion and $9.9 billion, respectively. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At December 31, 2012, investment securities with a carrying value of $2.8 billion were pledged where permitted or required by law to secure $2.1 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes auction-rate securities activity for the years ended December 31, 2012 and 2011.

(in millions)	Par Value	Fair Value (a)
Balance at January 1, 2011	$677	$610
Redemptions	(201)	(201)
Net securities gains		10
Net unrealized gains (b)		14
Balance at December 31, 2011	$476	$433
Redemptions	(276)	(276)
Net securities gains		14
Net unrealized gains (b)		9
Balance at December 31, 2012	$200	$180

(a)	Recorded in “investment securities available-for-sale” on the consolidated balance sheets.

(b)	Changes in fair value recognized in accumulated other comprehensive income (loss).
NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table summarizes nonperforming assets.

(in millions)
December 31	2012	2011
Nonaccrual loans	$519	$860
Reduced-rate loans (a)	22	27
Total nonperforming loans	541	887
Foreclosed property	54	94
Total nonperforming assets	$595	$981

(a)	Reduced-rate business loans totaled $6 million and $8 million, respectively, and reduced-rate retail loans totaled $16 million and $19 million, respectively, at December 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (c)	Total Loans
December 31, 2012
Business loans:
Commercial	$23	$19	$5	$47	$103	$29,363	$29,513
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	30	1,019	1,049
Other business lines (b)	—	—	—	—	3	188	191
Total real estate construction	—	—	—	—	33	1,207	1,240
Commercial mortgage:
Commercial Real Estate business line (a)	20	4	—	24	94	1,755	1,873
Other business lines (b)	27	9	8	44	181	7,374	7,599
Total commercial mortgage	47	13	8	68	275	9,129	9,472
Lease financing	—	—	—	—	3	856	859
International	4	—	3	7	—	1,286	1,293
Total business loans	74	32	16	122	414	41,841	42,377
Retail loans:
Residential mortgage	27	6	2	35	70	1,422	1,527
Consumer:
Home equity	9	3	—	12	31	1,494	1,537
Other consumer	4	3	5	12	4	600	616
Total consumer	13	6	5	24	35	2,094	2,153
Total retail loans	40	12	7	59	105	3,516	3,680
Total loans	$114	$44	$23	$181	$519	$45,357	$46,057
December 31, 2011
Business loans:
Commercial	$45	$6	$8	$59	$237	$24,700	$24,996
Real estate construction:
Commercial Real Estate business line (a)	15	5	—	20	93	990	1,103
Other business lines (b)	1	1	1	3	8	419	430
Total real estate construction	16	6	1	23	101	1,409	1,533
Commercial mortgage:
Commercial Real Estate business line (a)	62	16	1	79	159	2,269	2,507
Other business lines (b)	34	22	31	87	268	7,402	7,757
Total commercial mortgage	96	38	32	166	427	9,671	10,264
Lease financing	—	—	—	—	5	900	905
International	2	—	—	2	8	1,160	1,170
Total business loans	159	50	41	250	778	37,840	38,868
Retail loans:
Residential mortgage	28	6	6	40	71	1,415	1,526
Consumer:
Home equity	11	8	6	25	5	1,625	1,655
Other consumer	11	2	5	18	6	606	630
Total consumer	22	10	11	43	11	2,231	2,285
Total retail loans	50	16	17	83	82	3,646	3,811
Total loans	$209	$66	$58	$333	$860	$41,486	$42,679

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Included PCI loans with a total carrying value of $36 million and $87 million at December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
December 31, 2012
Business loans:
Commercial	$28,032	$820	$558	$103	$29,513
Real estate construction:
Commercial Real Estate business line (e)	921	77	21	30	1,049
Other business lines (f)	176	3	9	3	191
Total real estate construction	1,097	80	30	33	1,240
Commercial mortgage:
Commercial Real Estate business line (e)	1,479	213	87	94	1,873
Other business lines (f)	6,783	258	377	181	7,599
Total commercial mortgage	8,262	471	464	275	9,472
Lease financing	840	9	7	3	859
International	1,230	57	6	—	1,293
Total business loans	39,461	1,437	1,065	414	42,377
Retail loans:
Residential mortgage	1,438	12	7	70	1,527
Consumer:
Home equity	1,489	11	6	31	1,537
Other consumer	581	22	9	4	616
Total consumer	2,070	33	15	35	2,153
Total retail loans	3,508	45	22	105	3,680
Total loans	$42,969	$1,482	$1,087	$519	$46,057
December 31, 2011
Business loans:
Commercial	$23,206	$898	$655	$237	$24,996
Real estate construction:
Commercial Real Estate business line (e)	768	139	103	93	1,103
Other business lines (f)	370	23	29	8	430
Total real estate construction	1,138	162	132	101	1,533
Commercial mortgage:
Commercial Real Estate business line (e)	1,728	409	211	159	2,507
Other business lines (f)	6,541	415	533	268	7,757
Total commercial mortgage	8,269	824	744	427	10,264
Lease financing	865	18	17	5	905
International	1,097	33	32	8	1,170
Total business loans	34,575	1,935	1,580	778	38,868
Retail loans:
Residential mortgage	1,434	12	9	71	1,526
Consumer:
Home equity	1,600	22	28	5	1,655
Other consumer	603	12	9	6	630
Total consumer	2,203	34	37	11	2,285
Total retail loans	3,637	46	46	82	3,811
Total loans	$38,212	$1,981	$1,626	$860	$42,679

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

(b)
Special mention loans are accruing loans that have potential credit weaknesses that deserve management’s close attention, such as loans to borrowers who may be experiencing financial difficulties that may result in deterioration of repayment prospects from the borrower at some future date. Included in the special mention category were $303 million and $481 million at December 31, 2012 and 2011, respectively, of loans proactively monitored by management that were considered “pass” by regulatory authorities.

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

(d)
Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1. A significant majority of nonaccrual loans are generally consistent with the "substandard" category and the remainder are generally consistent with the "doubtful" category as defined by regulatory authorities.

(e)	Primarily loans to real estate investors and developers.

(f)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2012			2011			2010
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Years Ended December 31
Allowance for loan losses:
Balance at beginning of period	$648	$78	$726	$824	$77	$901	$915	$70	$985
Loan charge-offs	(212)	(33)	(245)	(375)	(48)	(423)	(574)	(53)	(627)
Recoveries on loans previously charged-off	65	10	75	89	6	95	58	5	63
Net loan charge-offs	(147)	(23)	(170)	(286)	(42)	(328)	(516)	(48)	(564)
Provision for loan losses	51	22	73	110	43	153	425	55	480
Balance at end of period	$552	$77	$629	$648	$78	$726	$824	$77	$901

As a percentage of total loans	1.30%	2.10%	1.37%	1.67%	2.04%	1.70%	2.27%	1.96%	2.24%

December 31
Allowance for loan losses:
Individually evaluated for impairment (a)	$76	$—	$76	$149	$4	$153	$192	$5	$197
Collectively evaluated for impairment	476	77	553	499	74	573	632	72	704
Total allowance for loan losses	$552	$77	$629	$648	$78	$726	$824	$77	$901
Loans:
Individually evaluated for impairment	$368	$51	$419	$719	$52	$771	$927	$47	$974
Collectively evaluated for impairment	41,979	3,623	45,602	38,068	3,753	41,821	35,379	3,883	39,262
PCI loans (b)	30	6	36	81	6	87	—	—	—
Total loans evaluated for impairment	$42,377	$3,680	$46,057	$38,868	$3,811	$42,679	$36,306	$3,930	$40,236

(a)	Individually evaluated retail loans had no related allowance for loan losses at December 31, 2012, primarily due to policy changes which resulted in direct write-downs of restructured retail loans.
(b)    No allowance for loan losses was required for PCI loans at December 31, 2012 and 2011.
Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

(in millions)
Years Ended December 31	2012	2011	2010
Balance at beginning of period	$26	$35	$37
Provision for credit losses on lending-related commitments	6	(9)	(2)
Balance at end of period	$32	$26	$35

Unfunded lending-related commitments sold	$—	$5	$2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
December 31, 2012
Business loans:
Commercial	$2	$117	$119	$207	$26
Real estate construction:
Commercial Real Estate business line (a)	—	26	26	31	4
Other business lines (b)	—	—	—	1	—
Total real estate construction	—	26	26	32	4
Commercial mortgage:
Commercial Real Estate business line (a)	—	99	99	159	18
Other business lines (b)	—	122	122	167	28
Total commercial mortgage	—	221	221	326	46
Lease financing	—	2	2	5	—
Total business loans	2	366	368	570	76
Retail loans:
Residential mortgage	39	—	39	48	—
Consumer:
Home equity	8	—	8	10	—
Other consumer	4	—	4	10	—
Total consumer	12	—	12	20	—
Total retail loans (c)	51	—	51	68	—
Total individually evaluated impaired loans	$53	$366	$419	$638	$76
December 31, 2011
Business loans:
Commercial	$2	$244	$246	$348	$57
Real estate construction:
Commercial Real Estate business line (a)	—	102	102	146	18
Other business lines (b)	—	5	5	7	1
Total real estate construction	—	107	107	153	19
Commercial mortgage:
Commercial Real Estate business line (a)	—	148	148	198	34
Other business lines (b)	6	201	207	299	36
Total commercial mortgage	6	349	355	497	70
Lease financing	—	3	3	6	1
International	—	8	8	10	2
Total business loans	8	711	719	1,014	149
Retail loans:
Residential mortgage	16	30	46	51	3
Consumer:
Home equity	—	1	1	1	—
Other consumer	—	5	5	12	1
Total consumer	—	6	6	13	1
Total retail loans	16	36	52	64	4
Total individually evaluated impaired loans	$24	$747	$771	$1,078	$153

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans had no related allowance for loan losses at December 31, 2012, primarily due to policy changes which resulted in direct write-downs of restructured retail loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to reduced-rate loans.

	Individually Evaluated Impaired Loans
	2012		2011		2010
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Years Ended December 31
Business loans:
Commercial	$195	$4	$251	$5	$220	$3
Real estate construction:
Commercial Real Estate business line (a)	58	—	153	—	355	1
Other business lines (b)	4	—	2	—	1	—
Total real estate construction	62	—	155	—	356	1
Commercial mortgage:
Commercial Real Estate business line (a)	139	—	180	—	151	1
Other business lines (b)	177	4	220	4	203	2
Total commercial mortgage	316	4	400	4	354	3
Lease financing	3	—	6	—	11	—
International	2	—	5	—	9	1
Total business loans	578	8	817	9	950	8
Retail loans:
Residential mortgage	41	—	42	1	33	—
Consumer:
Home equity	5	—	—	—	—	—
Other consumer	4	—	6	—	4	—
Total consumer	9	—	6	—	4	—
Total retail loans	50	—	48	1	37	—
Total individually evaluated impaired loans	$628	$8	$865	$10	$987	$8

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at December 31, 2012 and 2011 of loans considered to be TDRs that were restructured during the years ended December 31, 2012 and 2011, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2012					2011
	Type of Modification					Type of Modification
(in millions)	Principal Deferrals (a)		Interest Rate Reductions	AB Note Restructures (b)	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Years Ended December 31
Business loans:
Commercial	$18		$—	$—	$18	$91	$1	$6	$98
Real estate construction:
Commercial Real Estate business line (c)	1		—	—	1	20	3	15	38
Commercial mortgage:
Commercial Real Estate business line (c)	19		—	18	37	29	—	—	29
Other business lines (d)	20		2	—	22	41	22	6	69
Total commercial mortgage	39		2	18	59	70	22	6	98
Lease financing	—		—	—	—	—	3	—	3
International	—		—	—	—	—	—	4	4
Total business loans	58		2	18	78	181	29	31	241
Retail loans:
Residential mortgage	8	(e)	1	—	9	1	11	—	12
Consumer:
Home equity	3	(e)	—	—	3	—	—	—	—
Other consumer	1	(e)	1	—	2	3	—	—	3
Total consumer	4		1	—	5	3	—	—	3
Total retail loans	12		2	—	14	4	11	—	15
Total loans	$70		$4	$18	$92	$185	$40	$31	$256

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)
Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loan which is expected to be collected; and a "B" note, which is either fully charged off or exchanged for an equity interest.

(c)	Primarily loans to real estate investors and developers.

(d)	Primarily loans secured by owner-occupied real estate.

(e)
Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Effective September 30, 2012, such loans are placed on nonaccrual status and written down to estimated collateral value, without regard to the actual payment status of the loan.

At December 31, 2012 and 2011, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $5 million and $13 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the years ended December 31, 2012 and 2011 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the years ended December 31, 2012 and 2011 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at December 31, 2012 and 2011 of loans modified by principal deferral during the years ended December 31, 2012 and 2011, and those principal deferrals which experienced a subsequent default during the same periods. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2012			2011
(in millions)	Balance at December 31		Subsequent Default in the Year Ended December 31	Balance at December 31	Subsequent Default in the Year Ended December 31
Principal deferrals:
Business loans:
Commercial	$18		$7	$91	$45
Real estate construction:
Commercial Real Estate business line (a)	1		1	20	—
Commercial mortgage:
Commercial Real Estate business line (a)	19		18	29	29
Other business lines (b)	20		15	41	23
Total commercial mortgage	39		33	70	52
Total business loans	58		41	181	97
Retail loans:
Residential mortgage	8	(c)	—	1	—
Consumer:
Home equity	3	(c)	—	—	—
Other consumer	1	(c)	—	3	3
Total consumer	4		—	3	3
Total retail loans	12		—	4	3
Total principal deferrals	$70		$41	$185	$100

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)
Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt. Effective September 30, 2012, such loans are placed on nonaccrual status and written down to estimated collateral value, without regard to the actual payment status of the loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at December 31, 2012 and 2011 of loans modified by interest rate reduction during the years ended December 31, 2012 and 2011, and those reduced-rate loans which experienced a subsequent default during the same periods. For reduced-rate loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due.

	2012		2011
(in millions)	Balance at December 31	Subsequent Default in the Year Ended December 31	Balance at December 31	Subsequent Default in the Year Ended December 31
Interest rate reductions:
Business loans:
Commercial	$—	$—	$1	$—
Real estate construction:
Commercial Real Estate business line (a)	—	—	3	3
Commercial mortgage:
Other business lines (b)	2	—	22	2
Lease financing	—	—	3	—
Total business loans	2	—	29	5
Retail loans:
Residential mortgage	1	—	11	5
Consumer:
Other consumer	1	—	—	—
Total retail loans	2	—	11	5
Total interest rate reductions	$4	$—	$40	$10

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.
During the years ended December 31, 2012 and 2011 loans with a carrying value of $18 million and $31 million at December 31, 2012 and 2011, respectively, were restructured into two notes (AB note restructures). For AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of AB note restructures during the year ended December 31, 2012 and subsequent defaults of $2 million during the year ended December 31, 2011.
Purchased Credit-Impaired Loans
In connection with the acquisition of Sterling Bancshares, Inc. (Sterling) on July 28, 2011, the Corporation acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses.
Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable that the Corporation would not be able to collect all contractual amounts due were accounted for as PCI loans. The Corporation aggregated the acquired PCI loans into pools of loans based on common risk characteristics.
The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at December 31, 2012 and 2011 were as follows. The outstanding balance represents the total amount owed as of December 31, 2012 and 2011, including accrued but unpaid interest and any amounts previously charged off. No allowance for loan losses was required on the acquired PCI loan pools at both December 31, 2012 and 2011.

(in millions)
December 31	2012	2011
Acquired PCI loans:
Carrying amount	$36	$87
Outstanding balance	138	234

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Changes in the accretable yield for acquired PCI loans for the years ended December 31, 2012 and 2011 were as follows.

(in millions)
Years Ended December 31	2012	2011
Balance at beginning of period	$25	$—
Additions	—	24
Reclassifications from nonaccretable	8	6
Disposals of loans	—	(1)
Accretion	(17)	(4)
Balance at end of period	$16	$25
NOTE 5 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
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

(in millions)
December 31	2012	2011
Automotive loans:
Production	$1,248	$931
Dealer	5,198	3,889
Total automotive loans	$6,446	$4,820
Total automotive exposure:
Production	$2,230	$1,698
Dealer	6,294	5,831
Total automotive exposure	$8,524	$7,529
Further, the Corporation’s portfolio of commercial real estate loans, which includes real estate construction and commercial mortgage loans, was as follows.

(in millions)
December 31	2012	2011
Real estate construction loans:
Commercial Real Estate business line (a)	$1,049	$1,103
Other business lines (b)	191	430
Total real estate construction loans	1,240	1,533
Commercial mortgage loans:
Commercial Real Estate business line (a)	1,873	2,507
Other business lines (b)	7,599	7,757
Total commercial mortgage loans	9,472	10,264
Total commercial real estate loans	$10,712	$11,797
Total unused commitments on commercial real estate loans	$1,523	$690

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 6 - PREMISES AND EQUIPMENT
A summary of premises and equipment by major category follows:

(in millions)
December 31	2012	2011
Land	$90	$94
Buildings and improvements	816	830
Furniture and equipment	509	527
Total cost	1,415	1,451
Less: Accumulated depreciation and amortization	(793)	(776)
Net book value	$622	$675
The Corporation conducts a portion of its business from leased facilities and leases certain equipment. Rental expense for leased properties and equipment amounted to $81 million, $83 million and $82 million in 2012, 2011 and 2010, respectively. As of December 31, 2012, future minimum payments under operating leases and other long-term obligations were as follows:

(in millions)
Years Ending December 31
2013	$126
2014	101
2015	84
2016	60
2017	53
Thereafter	352
Total	$776
NOTE 7 - GOODWILL AND CORE DEPOSIT INTANGIBLES
The following table summarizes changes in the carrying value of goodwill for the years ended December 31, 2012 and 2011.

(in millions)	Business Bank	Retail Bank	Wealth Management	Total
Balance at December 31, 2010	$90	$47	$13	$150
Sterling acquisition	290	147	48	485
Balances at December 31, 2011 and 2012	$380	$194	$61	$635
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests indicate goodwill might be impaired.
In January 2012, the Federal Reserve announced their expectation for the Federal Funds target rate to remain at currently low levels through late 2014. Given the potential for a continued low interest rate environment, the Corporation determined that an interim goodwill impairment test should be performed in the first quarter 2012. In addition, the annual test of goodwill impairment was performed as of the beginning of the third quarter 2012. In September 2012, the Federal Reserve updated their expectation that the Federal Funds target rate will remain at the current low rate level through mid-2015. This announcement by the Federal Reserve did not significantly impact the results of the annual goodwill impairment test.
In 2011, the annual test of goodwill impairment was performed as of the beginning of the third quarter 2011 prior to the acquisition of Sterling. As a result of deterioration in overall market and economic conditions, clarification regarding legislative and regulatory changes and the announcement by the Federal Reserve that the Federal Funds target rate was expected to be held constant through the middle of 2013, the Corporation determined that an additional interim goodwill impairment test should be performed in the third quarter 2011. The Corporation included the effects of the Sterling acquisition when performing the additional interim goodwill impairment test.
At the conclusion of the first step of the annual and interim goodwill impairment tests performed in 2012 and 2011, the estimated fair values of all reporting units exceeded their carrying amounts, including goodwill, indicating that goodwill was not impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

As a result of the acquisition of Sterling, the Corporation recorded a core deposit intangible of $34 million. The core deposit intangible is being amortized on an accelerated basis over 10 years. A summary of the core deposit intangible carrying value and related accumulated amortization follows:

(in millions)
December 31	2012	2011
Gross carrying amount	$34	$34
Accumulated amortization	(14)	(5)
Net carrying amount	$20	$29
The Corporation recorded amortization expense related to the core deposit intangible of $9 million and $5 million for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012, estimated future amortization expense was as follows:

(in millions)
Years Ending December 31
2013	$4
2014	3
2015	3
2016	2
2017	2
Thereafter	6
Total	$20
NOTE 8 - DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. For derivatives with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement, on a net basis, of contracts entered into with the same counterparty. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At December 31, 2012, counterparties with bilateral collateral agreements had pledged $190 million of marketable investment securities and deposited $12 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position. At December 31, 2012, the Corporation had pledged $59 million of investment securities as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2012 was $62 million, for which the Corporation had pledged collateral of $47 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2012, the Corporation would have been required to assign an additional $15 million of collateral to its counterparties.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at December 31, 2012 and 2011. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	December 31, 2012			December 31, 2011
		Fair Value (a)			Fair Value (a)
(in millions)	Notional/ Contract Amount (b)	Asset Derivatives	Liability Derivatives	Notional/ Contract Amount (b)	Asset Derivatives	Liability Derivatives
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$1,450	$290	$—	$1,450	$317	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	475	1	—	229	1	1
Total risk management purposes	$1,925	$291	$—	$1,679	$318	$1

Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	$545	$—	$3	$421	$—	$3
Caps and floors purchased	545	3	—	421	3	—
Swaps	10,952	263	215	9,699	282	250
Total interest rate contracts	12,042	266	218	10,541	285	253
Energy contracts:
Caps and floors written	1,873	—	112	1,141	—	86
Caps and floors purchased	1,873	112	—	1,141	86	—
Swaps	1,815	61	60	379	29	29
Total energy contracts	5,561	173	172	2,661	115	115
Foreign exchange contracts:
Spot, forwards, options and swaps	2,253	20	18	2,842	39	34
Total customer-initiated and other activities	$19,856	$459	$408	$16,044	$439	$402
Total derivatives	$21,781	$750	$408	$17,723	$757	$403

(a)
Asset derivatives are included in “accrued income and other assets” and liability derivatives are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of derivative assets and liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of derivative assets included credit valuation adjustments for counterparty credit risk totaled $4 million at December 31, 2012 and 2011.

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
Risk management fair value interest rate swaps generated net interest income of $69 million and $72 million for the years ended December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The amount recognized in "other noninterest income" in the consolidated statements of income for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt was a loss of $1 million and a gain of $1 million for the years ended December 31, 2012 and 2011, respectively.
As of and for the year ended December 31, 2012 the Corporation had no interest rate swap agreements designated as cash flow hedges of loans. In the first quarter 2011, the remaining interest rate swap agreements designated as cash flow hedges outstanding matured. The net gains (losses) recognized in income and OCI on risk management derivatives designated as cash flow hedges of loans for the year ended December 31, 2011 are displayed in the table below.

(in millions)
Year Ended December 31, 2011
Interest rate swaps
Loss recognized in OCI (effective portion)	$(2)
Gain recognized in other noninterest income (ineffective portion)	1
Gain reclassified from accumulated OCI into interest and fees on loans (effective portion)	1
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks.
The Corporation recognized an insignificant amount of net gains (losses) on risk management derivative instruments used as economic hedges in "other noninterest income" in the consolidated statements of income in the years ended December 31, 2012 and 2011.
 The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of December 31, 2012 and 2011.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
December 31, 2012
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,450	4.4	5.45%	0.62%
December 31, 2011
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,450	5.4	5.45	0.60

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at December 31, 2012 and 2011.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized $1 million of net gains in “other noninterest income” in the consolidated statements of income in the years ended December 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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

(in millions)
Years Ended December 31	Location of Gain	2012	2011
Interest rate contracts	Other noninterest income	$22	$15
Energy contracts	Other noninterest income	3	1
Foreign exchange contracts	Foreign exchange income	35	38
Total		$60	$54
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)
December 31	2012	2011
Unused commitments to extend credit:
Commercial and other	$25,659	$24,819
Bankcard, revolving check credit and home equity loan commitments	1,681	1,612
Total unused commitments to extend credit	$27,340	$26,431
Standby letters of credit	$4,985	$5,325
Commercial letters of credit	78	132
Other credit-related financial instruments	1	6
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At December 31, 2012 and 2011, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $32 million and $26 million, respectively. The Corporation recorded a purchase discount for lending-related commitments acquired from Sterling on July 28, 2011. An allowance for credit losses will be recorded on Sterling lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. At December 31, 2012, no allowance was recorded for Sterling lending-related commitments and $2 million of purchase discount remained, compared to no allowance and $3 million of remaining purchase discount at December 31, 2011.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $19 million and $9 million at December 31, 2012 and 2011, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2022. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $325 million and $271 million, respectively, of the $5.1 billion and $5.5 billion standby and commercial letters of credit outstanding at December 31, 2012 and 2011, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $82 million at December 31, 2012, including $69 million in deferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

fees and $13 million in the allowance for credit losses on lending-related commitments. At December 31, 2011, the comparable amounts were $89 million, $72 million and $17 million, respectively.
The following table presents a summary of internally classified watch list standby and commercial letters of credit at December 31, 2012 and 2011. The Corporation's internal watch list is generally consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)
December 31	2012	2011
Total watch list standby and commercial letters of credit	$144	$195
As a percentage of total outstanding standby and commercial letters of credit	2.9%	3.6%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of December 31, 2012 and 2011, the total notional amount of the credit risk participation agreements was approximately $574 million and $394 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $11 million and $12 million at December 31, 2012 and 2011, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of December 31, 2012, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.4 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B shares. The fair value of the derivative liability, included in "accrued expenses and other liabilities" on the consolidated balance sheets, was $1 million and $6 million at December 31, 2012 and 2011, respectively.
NOTE 9 - VARIABLE INTEREST ENTITIES
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
The Corporation holds ownership interests in funds in the form of limited partnerships or limited liability companies (LLCs) investing in low income housing projects. The Corporation also directly invests in limited partnerships and LLCs which invest in community development projects which generate similar tax credits to investors. These tax credit entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities, as the general partner or the managing member has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. While the partnership/LLC agreements allow the limited partners/investor members, through a majority vote, to remove the general partner/managing member, this right is not deemed to be substantive as the general partner/managing member can only be removed for cause.
The Corporation accounts for its interest in these entities on either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement with these entities at December 31, 2012 was limited to approximately $372 million, which reflected the book basis of the Corporation's investment and unfunded commitments for future investments.
As an investor, the Corporation obtains income tax credits and deductions from the operating losses of these tax credit entities. The income tax credits and deductions are allocated to the investors based on their ownership percentages and are recorded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable. Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other noninterest income” on the consolidated statements of income. In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($123 million at December 31, 2012).
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the years ended December 31, 2012 and 2011.
The following table summarizes the impact of these VIEs on line items on the Corporation’s consolidated statements of income.

(in millions)
Years Ended December 31	2012	2011	2010
Other noninterest income	$(57)	$(52)	$(51)
Benefit for income taxes (a)	(56)	(51)	(49)

(a)	Income tax credits from low income housing tax credit/historic rehabilitation tax credit partnerships.
For further information on the Corporation’s consolidation policy, see Note 1.
NOTE 10 - DEPOSITS
At December 31, 2012, the scheduled maturities of certificates of deposit and other deposits with a stated maturity were as follows:

(in millions)
Years Ending December 31
2013	$4,941
2014	773
2015	82
2016	58
2017	41
Thereafter	138
Total	$6,033
A maturity distribution of domestic certificates of deposit of $100,000 and over follows:

(in millions)
December 31	2012	2011
Three months or less	$1,208	$1,257
Over three months to six months	515	609
Over six months to twelve months	1,085	1,062
Over twelve months	707	618
Total	$3,515	$3,546
All foreign office time deposits of $502 million and $348 million at December 31, 2012 and 2011, respectively, were in denominations of $100,000 or more.
NOTE 11 - SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowings, which may consist of commercial paper, borrowed securities, term federal funds purchased, short-term notes, and treasury tax and loan deposits generally mature within one to 120 days from the transaction date.
At December 31, 2012, Comerica Bank (the Bank), a subsidiary of the Corporation, had pledged loans totaling $24 billion which provided for up to $19 billion of available collateralized borrowing with the FRB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table provides a summary of short-term borrowings.

(dollar amounts in millions)	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	Other Short-term Borrowings
December 31, 2012
Amount outstanding at year-end	$87	$23
Weighted average interest rate at year-end	0.11%	—%
Maximum month-end balance during the year	$87	$23
Average balance outstanding during the year	76	—
Weighted average interest rate during the year	0.12%	—%
December 31, 2011
Amount outstanding at year-end	$70	$—
Weighted average interest rate at year-end	0.05%	—%
Maximum month-end balance during the year	$317	$18
Average balance outstanding during the year	137	1
Weighted average interest rate during the year	0.09%	4.33%
December 31, 2010
Amount outstanding at year-end	$126	$4
Weighted average interest rate at year-end	0.12%	4.95%
Maximum month-end balance during the year	$474	$16
Average balance outstanding during the year	210	6
Weighted average interest rate during the year	0.11%	5.31%
NOTE 12 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)
December 31	2012	2011
Parent company
Subordinated notes:
4.80% subordinated notes due 2015	$330	$338
Floating-rate subordinated notes related to trust preferred securities due 2012	—	30
Total subordinated notes	330	368
Medium-term notes:
3.00% notes due 2015	299	298
Total parent company	629	666
Subsidiaries
Subordinated notes:
7.375% subordinated notes due 2013	51	53
5.70% subordinated notes due 2014	267	276
5.75% subordinated notes due 2016	694	699
5.20% subordinated notes due 2017	593	595
Floating-rate based on LIBOR index subordinated notes due 2018	26	26
8.375% subordinated notes due 2024	186	189
7.875% subordinated notes due 2026	241	243
Total subordinated notes	2,058	2,081
Medium-term notes:
Floating-rate based on LIBOR indices due 2012	—	158
Federal Home Loan Bank advances:
Floating-rate based on LIBOR indices due 2013 to 2014	2,000	2,000
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	33	39
Total subsidiaries	4,091	4,278
Total medium- and long-term debt	$4,720	$4,944

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
On July 28, 2011, the Corporation assumed $83 million of subordinated notes from Sterling related to trust preferred securities issued by unconsolidated subsidiaries. At December 31, 2012, all subordinated notes assumed from Sterling and the related trust preferred securities had been redeemed. The following table summarized the redemption of these subordinated notes.

(in millions)	Redemption Date	Amount Redeemed
Subordinated notes related to trust preferred securities:
8.30% fixed rate due 2032	October 27, 2011	$32
Floating rate due 2032	December 31, 2011	21
Floating rate due 2033	January 7, 2012	4
Floating rate due 2037	June 15, 2012	26
Total subordinated notes related to trust preferred securities redeemed		$83
The Bank is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB advances bear interest at variable rates based on LIBOR and were secured by a blanket lien on $14 billion of real estate-related loans at December 31, 2012.
The Corporation currently has a $15 billion medium-term senior note program. This program allows the Bank to issue fixed- or floating-rate notes with maturities between 3 months and 30 years. The Bank did not issue any notes under the senior note program during the years ended December 31, 2012 and 2011. Additionally, all outstanding issuances under the senior note program matured during the year December 31, 2012. The medium-term notes do not qualify as Tier 2 capital and are not insured by the FDIC.
At December 31, 2012, the principal maturities of medium- and long-term debt were as follows:

(in millions)
Years Ending December 31
2013	$1,055
2014	1,256
2015	606
2016	650
2017	500
Thereafter	341
Total	$4,408
NOTE 13 - SHAREHOLDERS’ EQUITY
The Federal Reserve completed its review of the Corporation's 2012 Capital Plan in March 2012 and did not object to the capital distributions contemplated in the plan. The capital plan provides for up to $375 million in equity repurchases for the five-quarter period ending March 31, 2013. Through December 31, 2012, the Corporation repurchased $304 million (10.1 million shares) in accordance with the capital plan. The capital plan further contemplated increases in the quarterly dividend. In April 2012, the Board of Directors of the Corporation (the Board) approved a 50 percent increase in the dividend, from 10 cents per share to 15 cents per share, and in January 2013, the Board approved a 13 percent increase, to 17 cents per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

In November 2010, the Board authorized the repurchase of up to 12.6 million shares of Comerica Incorporated outstanding common stock and authorized the purchase of up to all 11.5 million of the Corporation’s original outstanding warrants. On April 24, 2012, the Board authorized the repurchase of an additional 5.7 million shares of Comerica Incorporated outstanding common stock. There is no expiration date for the Corporation's share repurchase program. Open market repurchases of common stock totaled 4.1 million shares in 2011. There were no open market repurchases of warrants in 2011 and no open market repurchases of common stock or warrants in 2010. The following table summarizes the Corporation’s share repurchase activity for the year ended December 31, 2012.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2012	1,125	18,822		1,257	29.28	—
Total second quarter 2012	2,884	21,596	(d)	2,908	30.51	—
Total third quarter 2012	2,928	18,668		2,931	30.71	—
October 2012	1,343	17,325		1,346	30.72	—
November 2012	1,274	16,051		1,274	29.09	—
December 2012	500	15,551		500	29.14	—
Total fourth quarter 2012	3,117	15,551		3,120	29.80	—
Total 2012	10,054	15,551		10,216	$30.20	$—

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 162,000 shares shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2012 . These transactions are not considered part of the Corporation's repurchase program.

(c)	The Corporation made no repurchases of warrants under the repurchase program during the year ended December 31, 2012.

(d)	Includes the impact of the additional share repurchase authorization approved by the Board on April 24, 2012.
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
In the second quarter 2010, the U.S. Treasury sold the related warrant, which granted the right to purchase 11.5 million shares of the Corporation’s common stock at $29.40 per share. Prior to the public sale, the warrant was separated into 11.5 million warrants to purchase one share of the Corporation’s common stock at an exercise price of $29.40 per share. The sale of the warrant by the U.S. Treasury had no impact on the Corporation’s equity. The warrants remained outstanding at December 31, 2012 and were included in “capital surplus” on the consolidated statements of changes in shareholders’ equity at their original fair value of $124 million.
At December 31, 2012, the Corporation had 12.1 million shares of common stock reserved for warrants, 18.4 million shares of common stock reserved for stock option exercises and 2.4 million shares of restricted stock outstanding to employees and directors under share-based compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

(in millions)
Years Ended December 31	2012	2011	2010
Accumulated net unrealized gains on investment securities available-for-sale:
Balance at beginning of period, net of tax	$129	$14	$11

Net unrealized holding gains arising during the period	48	202	12
Less: Provision for income taxes	18	74	3
Net unrealized holding gains arising during the period, net of tax	30	128	9
Less:
Net realized gains included in net securities gains	14	21	8
Less: Provision for income taxes	5	8	2
Reclassification adjustment for net securities gains included in net income, net of tax	9	13	6
Change in net unrealized gains on investment securities available-for-sale, net of tax	21	115	3
Balance at end of period, net of tax	$150	$129	$14

Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$—	$2	$18

Net cash flow hedge gains (losses) arising during the period	—	(2)	2
Less: Provision for income taxes	—	(1)	1
Net cash flow hedge gains (losses) arising during the period, net of tax	—	(1)	1
Less:
Net cash flow hedge gains recognized in interest and fees on loans	—	1	28
Less: Provision for income taxes	—	—	11
Reclassification adjustment for net cash flow gains included in net income, net of tax	—	1	17
Change in net cash flow hedge gains, net of tax	—	(2)	(16)
Balance at end of period, net of tax	$—	$—	$2

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(485)	$(405)	$(365)

Actuarial loss arising during the period	(192)	(176)	(100)
Less: Benefit for income taxes	(70)	(64)	(34)
Net defined benefit pension and other postretirement adjustment arising during the period, net of tax	(122)	(112)	(66)
Less:
Amortization of actuarial net loss	(62)	(42)	(30)
Amortization of prior service cost	(3)	(3)	(5)
Amortization of transition obligation	(4)	(4)	(4)
Amounts recognized in employee benefits expense	(69)	(49)	(39)
Less: Benefit for income taxes	(25)	(17)	(13)
Adjustment for amounts recognized as components of net periodic benefit cost during the period, net of tax	(44)	(32)	(26)
Change in defined benefit pension and other postretirement plans adjustment, net of tax	(78)	(80)	(40)
Balance at end of period, net of tax	$(563)	$(485)	$(405)
Total accumulated other comprehensive loss at end of period, net of tax	$(413)	$(356)	$(389)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 15 - NET INCOME PER COMMON SHARE
Basic and diluted income from continuing operations per common share and net income per common share are presented in the following table.

(in millions, except per share data)
Years Ended December 31	2012	2011	2010
Basic and diluted
Income from continuing operations	$521	$393	$260
Less:
Preferred stock dividends	—	—	29
Redemption discount accretion on preferred stock	—	—	94
Income allocated to participating securities	6	4	1
Income from continuing operations attributable to common shares	$515	$389	$136

Net income	$521	$393	$277
Less:
Preferred stock dividends	—	—	29
Redemption discount accretion on preferred stock	—	—	94
Income allocated to participating securities	6	4	1
Net income attributable to common shares	$515	$389	$153

Basic average common shares	191	185	170

Basic income from continuing operations per common share	$2.68	$2.11	$0.79
Basic net income per common share	2.68	2.11	0.90

Basic average common shares	191	185	170
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	1	—	1
Net effect of the assumed exercise of warrants	—	1	2
Diluted average common shares	192	186	173

Diluted income from continuing operations per common share	$2.67	$2.09	$0.78
Diluted net income per common share	2.67	2.09	0.88
The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income per common share because the prices of the options and warrants were greater than the average market price of common shares for the period.

(shares in millions)
Years Ended December 31	2012	2011	2010
Average outstanding options	16.0	17.1	15.1
Range of exercise prices	$29.81 - $64.50	$25.34 - $64.50	$36.24 - $64.50
Average outstanding warrants	0.3	6.0
Exercise price	$30.36	$29.40 - $30.36
NOTE 16 - SHARE-BASED COMPENSATION
Share-based compensation expense is charged to “salaries” expense on the consolidated statements of income. The components of share-based compensation expense for all share-based compensation plans and related tax benefits are as follows.

(in millions)
Years Ended December 31	2012	2011	2010
Total share-based compensation expense	$37	$37	$32
Related tax benefits recognized in net income	$13	$14	$12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes unrecognized compensation expense for all share-based plans:

(dollar amounts in millions)	December 31, 2012
Total unrecognized share-based compensation expense	$55
Weighted-average expected recognition period (in years)	3.2
The Corporation has share-based compensation plans under which it awards both shares of restricted stock and restricted stock units to key executive officers and key personnel and stock options to executive officers, directors and key personnel of the Corporation and its subsidiaries. Restricted stock vests over periods ranging from three years to five years, restricted stock units vest over periods ranging from three years to eight years, and stock options vest over periods ranging from one year to four years. During the period the U.S. Treasury held equity issued under the Capital Purchase Program, restricted share grants were temporarily prohibited from vesting in less than two years from the grant date and retirement-based acceleration was not allowed. These temporary restrictions lengthened the requisite service period and, therefore, the amortization period for retirement eligible grantees. Upon redemption of the preferred stock in the first quarter 2010, the temporary restrictions lapsed. The maturity of each option is determined at the date of grant; however, no options may be exercised later than ten years from the date of grant. The options may have restrictions regarding exercisability. The plans originally provided for a grant of up to 15.2 million common shares, plus shares under certain plans that are forfeited, expire or are cancelled. At December 31, 2012, 5.4 million shares were available for grant.
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
The estimated weighted-average grant-date fair value per option and the underlying binomial option-pricing model assumptions are summarized in the following table:

Years Ended December 31	2012	2011	2010
Weighted-average grant-date fair value per option	$8.63	$11.58	$11.07
Weighted-average assumptions:
Risk-free interest rates	2.16%	3.43%	3.73%
Expected dividend yield	3.00	3.00	3.00
Expected volatility factors of the market price of Comerica common stock	39	38	40
Expected option life (in years)	6.1	6.1	6.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A summary of the Corporation’s stock option activity and related information for the year ended December 31, 2012 follows:

		Weighted-Average
	Number of Options (in thousands)	Exercise Price per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding-January 1, 2012	19,150	$47.10
Granted	2,026	29.60
Forfeited or expired	(2,556)	60.72
Exercised	(195)	18.69
Outstanding-December 31, 2012	18,425	43.58	4.7	$16
Outstanding, net of expected forfeitures-December 31, 2012	18,064	43.79	4.7	16
Exercisable-December 31, 2012	13,617	47.43	3.5	10
The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at December 31, 2012, based on the Corporation’s closing stock price of $30.34 at December 31, 2012.
The total intrinsic value of stock options exercised was $2 million, $1 million and $3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
A summary of the Corporation’s restricted stock/unit activity and related information for the year ended December 31, 2012 follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2012	2,033	$32.97
Granted	1,070	29.61
Forfeited	(53)	30.16
Vested	(467)	34.89
Outstanding-December 31, 2012	2,583	$31.31
The total fair value of restricted stock awards that fully vested during the years ended December 31, 2012, 2011 and 2010 was $16 million, $26 million and $19 million, respectively.
The Corporation expects to satisfy the exercise of stock options and future grants of restricted stock by issuing shares of common stock out of treasury. At December 31, 2012, the Corporation held 39,889,610 shares in treasury.
For further information on the Corporation’s share-based compensation plans, refer to Note 1.
NOTE 17 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Postretirement Benefit Plans
The Corporation has a qualified and a non-qualified defined benefit pension plan, which together provide benefits for substantially all full-time employees hired before January 1, 2007. Employee benefits expense included defined benefit pension expense of $75 million, $47 million and $30 million in the years ended December 31, 2012, 2011 and 2010, respectively, for the plans. Benefits under the defined benefit plans are based primarily on years of service, age and compensation during the five highest paid consecutive calendar years occurring during the last ten years before retirement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table sets forth reconciliations of plan assets and the projected benefit obligation, the weighted-average assumptions used to determine year-end benefit obligations, and the amounts recognized in accumulated other comprehensive income (loss) for the Corporation’s defined benefit pension plans and postretirement benefit plan at December 31, 2012 and 2011. The Corporation used a measurement date of December 31, 2012 for these plans.

	Defined Benefit Pension Plans
	Qualified		Non-Qualified		Postretirement Benefit Plan
(dollar amounts in millions)	2012	2011	2012	2011	2012	2011
Change in fair value of plan assets:
Fair value of plan assets at January 1	$1,508	$1,464	$—	$—	$69	$73
Actual return on plan assets	199	92	—	—	4	3
Employer contributions	300	—	—	—	4	(1)
Benefits paid	(52)	(48)	—	—	(5)	(6)
Fair value of plan assets at December 31	$1,955	$1,508	$—	$—	$72	$69
Change in projected benefit obligation:
Projected benefit obligation at January 1	$1,592	$1,409	$210	$177	$78	$82
Service cost	33	29	4	3	—	—
Interest cost	79	76	10	11	3	4
Actuarial (gain) loss	245	126	30	28	3	(2)
Benefits paid	(52)	(48)	(9)	(9)	(5)	(6)
Projected benefit obligation at December 31	$1,897	$1,592	$245	$210	$79	$78
Accumulated benefit obligation	$1,718	$1,465	$209	$184	$79	$78
Funded status at December 31 (a) (b)	$58	$(84)	$(245)	$(210)	$(7)	$(9)
Weighted-average assumptions used:
Discount rate	4.20%	4.99%	4.20%	4.99%	3.81%	4.55%
Rate of compensation increase	4.00	4.00	4.00	4.00	n/a	n/a
Healthcare cost trend rate:
Cost trend rate assumed for next year	n/a	n/a	n/a	n/a	8.00	8.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	n/a	5.00	5.00
Year when rate reaches the ultimate trend rate	n/a	n/a	n/a	n/a	2033	2032
Amounts recognized in accumulated other comprehensive income (loss) before income taxes:
Net actuarial loss	$(743)	$(637)	$(106)	$(83)	$(27)	$(26)
Prior service (cost) credit	(5)	(9)	2	4	(3)	(4)
Net transition obligation	—	—	—	—	—	(4)
Balance at December 31	$(748)	$(646)	$(104)	$(79)	$(30)	$(34)

(a)	Based on projected benefit obligation for defined benefit pension plans and accumulated benefit obligation for postretirement benefit plan.

(b)
The Corporation recognizes the overfunded and underfunded status of the plans in “accrued income and other assets” and “accrued expenses and other liabilities,” respectively, on the consolidated balance sheets.

n/a - not applicable
The accumulated benefit obligation exceeded the fair value of plan assets for the non-qualified defined benefit pension plan and the postretirement benefit plan at December 31, 2012 and 2011.
The following table details the changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31, 2012.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Actuarial loss arising during the period	$(160)	$(30)	$(2)	$(192)
Amortization of net actuarial loss	54	7	1	62
Amortization of prior service cost (credit)	4	(2)	1	3
Amortization of transition obligation	—	—	4	4
Total recognized in other comprehensive income (loss)	$(102)	$(25)	$4	$(123)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Components of net periodic defined benefit cost and postretirement benefit cost, the actual return on plan assets and the weighted-average assumptions used were as follows.

	Defined Benefit Pension Plans
(dollar amounts in millions)	Qualified			Non-Qualified
Years Ended December 31	2012	2011	2010	2012	2011	2010
Service cost	$33	$29	$28	$4	$3	$3
Interest cost	79	76	73	10	11	9
Expected return on plan assets	(114)	(115)	(116)	—	—	—
Amortization of prior service cost (credit)	4	4	6	(2)	(2)	(2)
Amortization of net loss	54	34	25	7	7	4
Net periodic defined benefit cost	$56	$28	$16	$19	$19	$14
Actual return on plan assets	$199	$92	$172	n/a	n/a	n/a
Actual rate of return on plan assets	13.33%	5.85%	13.10%	n/a	n/a	n/a
Weighted-average assumptions used:
Discount rate	4.99%	5.51%	5.92%	4.99%	5.51%	5.92%
Expected long-term return on plan assets	7.50	7.75	8.00	n/a	n/a	n/a
Rate of compensation increase	4.00	4.00	3.50	4.00	4.00	3.50
n/a - not applicable

(dollar amounts in millions)	Postretirement Benefit Plan
Years Ended December 31	2012	2011	2010
Interest cost	$3	$4	$4
Expected return on plan assets	(3)	(4)	(3)
Amortization of transition obligation	4	4	4
Amortization of prior service cost	1	1	1
Amortization of net loss	1	1	1
Net periodic postretirement benefit cost	$6	$6	$7
Actual return on plan assets	$4	$3	$4
Actual rate of return on plan assets	6.39%	5.00%	5.65%
Weighted-average assumptions used:
Discount rate	4.55%	4.95%	5.41%
Expected long-term return on plan assets	5.00	5.00	5.00
Healthcare cost trend rate:
Cost trend rate assumed for next year	8.00	8.00	8.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00	5.00	5.00
Year that the rate reaches the ultimate trend rate	2032	2031	2030
The expected long-term rate of return of plan assets is the average rate of return expected to be realized on funds invested or expected to be invested over the life of the plan, which has an estimated average life of approximately 16 years as of December 31, 2012. The expected long-term rate of return on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The returns on the various asset categories are blended to derive one long-term rate of return. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.
The estimated portion of balances remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic benefit cost in the year ended December 31, 2013 are as follows.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Net loss	$75	$10	$2	$87
Prior service cost (credit)	4	(2)	1	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A one-percentage-point change in 2012 assumed healthcare and prescription drug cost trend rates would have the following effects.

	One-Percentage-Point
(in millions)	Increase	Decrease
Effect on postretirement benefit obligation	$5	$(5)
Effect on total service and interest cost	—	—
Plan Assets
The Corporation’s overall investment goals for the qualified defined benefit pension plan are to maintain a portfolio of assets of appropriate liquidity and diversification; to generate investment returns (net of operating costs) that are reasonably anticipated to maintain the plan’s fully funded status or to reduce a funding deficit, after taking into account various factors, including reasonably anticipated future contributions and expense and the interest rate sensitivity of the plan’s assets relative to that of the plan’s liabilities; and to generate investment returns (net of operating costs) that meet or exceed a customized benchmark as defined in the plan investment policy. Derivative instruments, are permissible for hedging and transactional efficiency, but only to the extent that the derivative use enhances the efficient execution of the plan’s investment policy. The plan does not directly invest in securities issued by the Corporation and its subsidiaries. The Corporation’s target allocations for plan investments are 48 percent to 58 percent equity securities and 42 percent to 52 percent fixed income, including cash. Equity securities include collective investment and mutual funds and common stock. Fixed income securities include U.S. Treasury and other U.S. government agency securities, mortgage-backed securities, corporate bonds and notes, municipal bonds, collateralized mortgage obligations and money market funds.
Fair Value Measurements
The Corporation’s qualified defined benefit pension plan utilizes fair value measurements to record fair value adjustments and to determine fair value disclosures. The Corporation’s qualified benefit pension plan categorizes investments recorded at fair value into a three-level hierarchy, based on the markets in which the investment are traded and the reliability of the assumptions used to determine fair value. Refer to Note 2 for a description of the three-level hierarchy.
Following is a description of the valuation methodologies and key inputs used to measure the fair value of the Corporation’s qualified defined benefit pension plan investments, including an indication of the level of the fair value hierarchy in which the investments are classified.
 Collective investment funds
Fair value measurement is based upon the NAV provided by the administrator of the fund. Collective investment fund NAVs are based primarily on observable inputs, generally the quoted prices for underlying assets owned by the fund, and are included in Level 2 of the fair value hierarchy.
Mutual funds
Fair value measurement is based upon the NAV provided by the administrator of the fund. Mutual fund NAVs are quoted in an active market exchange, such as the New York Stock Exchange, and are included in Level 1 of the fair value hierarchy.
Common stock
Fair value measurement is based upon the closing price quoted in an active market exchange, such as the New York Stock Exchange. Level 1 common stock includes domestic and foreign stock and real estate investment trusts. The fair value of American Depositary Receipts is based upon independent pricing models utilizing primarily observable inputs, generally the quoted prices for the underlying securities, and is included in Level 2 of the fair value hierarchy.
U.S. Treasury and other U.S. government agency securities
Fair value measurement is based upon quoted prices in an active market exchange, such as the New York Stock Exchange. Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.
Corporate and Municipal bonds and notes
Fair value measurement is based upon quoted prices of securities with similar characteristics or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information. Level 2 securities include corporate bonds, municipal bonds, foreign bonds and foreign notes.
Collateralized mortgage obligations
Fair value measurement is based upon independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors, such as credit loss and liquidity assumptions, and are included in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

U.S. Government agency mortgage-backed securities
Fair value measurement is based upon quoted prices of securities with similar characteristics or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information and are included in Level 2 of the fair value hierarchy.
Private placements
Fair value is measured using the NAV provided by fund management as quoted prices in active markets are not available. Management considers additional discounts to the provided NAV for market and credit risk. Private placements are included in Level 3 of the fair value hierarchy.
Securities purchased under agreements to resell
Fair value measurement is based upon independent pricing models or other model-based valuation techniques such as the present value of future cash flows, and is included in Level 2 of the fair value hierarchy.
 Fair Values
The fair values of the Corporation’s qualified defined benefit pension plan investments measured at fair value on a recurring basis at December 31, 2012 and 2011, by asset category and level within the fair value hierarchy, are detailed in the table below.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2012
Cash equivalent securities:
Mutual funds	$21	$21	$—	$—
Equity securities:
Collective investment funds	507	—	507	—
Mutual funds	53	53	—	—
Common stock	420	420	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	534	534	—	—
Corporate and municipal bonds and notes	308	—	308	—
Collateralized mortgage obligations	5	—	5	—
U.S. government agency mortgage-backed securities	2	—	2	—
Mutual funds	69	69	—	—
Private placements	30	—	—	30
Other assets:
Securities purchased under agreements to resell	4	—	4	—
Total investments at fair value	$1,953	$1,097	$826	$30
December 31, 2011
Cash equivalent securities:
Mutual funds	$21	$21	$—	$—
Equity securities:
Collective investment funds	340	—	340	—
Mutual funds	154	154	—	—
Common stock	368	368	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	236	236	—	—
Corporate and municipal bonds and notes	344	—	344	—
U.S. government agency mortgage-backed securities	2	—	2	—
Mutual funds	22	22	—	—
Private placements	26	—	—	26
Total investments at fair value	$1,513	$801	$686	$26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The table below provides a summary of changes in the Corporation’s qualified defined benefit pension plan’s Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011.

		Net Gains
(in millions)	Balance at Beginning of Period	Realized	Unrealized	Purchases	Sales	Balance at End of Period
Year Ended December 31, 2012
Private placements	$26	$—	$2	$11	$(9)	$30
Year Ended December 31, 2011
Private placements	$28	$—	$1	$9	$(12)	$26
There were no assets in the non-qualified defined benefit pension plan at December 31, 2012 and 2011. The postretirement benefit plan is fully invested in bank-owned life insurance policies. The fair value of bank-owned life insurance policies is based on the cash surrender values of the policies as reported by the insurance companies and are classified in Level 2 of the fair value hierarchy.
Cash Flows
Estimated future employer contributions were zero for the qualified and non-qualified defined benefit pension plans and postretirement benefit plan for the year ended December 31, 2013.

	Estimated Future Benefit Payments
(in millions) Years Ended December 31	Qualified Defined Benefit Pension Plan	Non-Qualified Defined Benefit Pension Plan	Postretirement Benefit Plan (a)
2013	$59	$10	$7
2014	63	11	7
2015	67	12	7
2016	72	12	7
2017	77	13	6
2018 - 2022	467	73	28

(a)	Estimated benefit payments in the postretirement benefit plan are net of estimated Medicare subsidies.
Defined Contribution Plans
Substantially all of the Corporation’s employees are eligible to participate in the Corporation’s principal defined contribution plan (a 401(k) plan). Under this plan, the Corporation makes core matching cash contributions of 100 percent of the first 4 percent of qualified earnings contributed by employees (up to the current IRS compensation limit), invested based on employee investment elections. Employee benefits expense included expense for the plan of $20 million for the years ended December 31, 2012 and 2011 and $19 million for the year ended December 31, 2010.
The Corporation also provides a profit sharing plan for the benefit of substantially all employees hired on or after January 1, 2007. Under the profit sharing plan, the Corporation makes an annual discretionary allocation to the individual account of each eligible employee ranging from 3 percent to 8 percent of annual compensation, determined based on combined age and years of service. The allocations are invested based on employee investment elections. The employee fully vests in the defined contribution pension plan after three years of service, at age 65 if still employed, or in the event of death while an employee. Before an employee is eligible to participate, the plan requires the equivalent of one year of service. The Corporation recognized $7 million, $4 million and $3 million in employee benefits expense for this plan for the years ended December 31, 2012, 2011 and 2010, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 18 - INCOME TAXES AND TAX-RELATED ITEMS
The provision for income taxes is calculated as the sum of income taxes due for the current year and deferred taxes. Income taxes due for the current year is computed by applying federal and state tax statutes to income before income taxes as reported in the consolidated financial statements. Deferred taxes arise from temporary differences between the income tax basis and financial accounting basis of assets and liabilities. Tax-related interest and penalties and foreign taxes are then added to the tax provision.
The current and deferred components of the provision for income taxes for continuing operations were as follows:

(in millions)
December 31	2012	2011	2010
Current:
Federal	$7	$42	$239
Foreign	6	9	6
State and local	18	7	12
Total current	31	58	257
Deferred:
Federal	152	73	(202)
State and local	6	6	—
Total deferred	158	79	(202)
Total	$189	$137	$55
Income from continuing operations before income taxes of $710 million for the year ended December 31, 2012 included $21 million of foreign-source income.
Income from discontinued operations, net of tax, included a provision for income taxes on discontinued operations of $10 million for the year ended December 31, 2010. There was no income from discontinued operations for the years ended December 31, 2012 and 2011. The income tax provision on securities transactions was $4 million, $5 million and $1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
A reconciliation of expected income tax expense at the federal statutory rate to the Corporation’s provision for income taxes for continuing operations and effective tax rate follows:

(dollar amounts in millions)	2012		2011		2010
Years Ended December 31	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$249	35.0%	$185	35.0%	$110	35.0%
State income taxes	14	2.0	9	1.6	7	2.4
Affordable housing and historic credits	(56)	(7.8)	(51)	(9.7)	(49)	(15.6)
Bank-owned life insurance	(15)	(2.1)	(14)	(2.7)	(15)	(4.9)
Other changes in unrecognized tax benefits	1	0.2	17	3.2	2	0.6
Tax-related interest and penalties	—	—	(7)	(1.3)	3	1.0
Other	(4)	(0.7)	(2)	(0.2)	(3)	(1.0)
Provision for income taxes	$189	26.6%	$137	25.9%	$55	17.5%
The Corporation recognized no expense in 2012 for tax-related interest and penalties included in “provision for income taxes” on the consolidated statements of income, compared to a benefit of $7 million in 2011 and an expense of $3 million in 2010. Included in “accrued expenses and other liabilities” on the consolidated balance sheets was a $4 million liability for tax-related interest and penalties at December 31, 2012, compared to a receivable of $8 million December 31, 2011.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A reconciliation of the beginning and ending amount of net unrecognized tax benefits follows:

(in millions)	2012	2011	2010
Balance at January 1	$20	$10	$—
Increases as a result of tax positions taken during a prior period	33	22	10
Decrease related to settlements with tax authorities	(11)	(12)	—
Balance at December 31	$42	$20	$10
The Corporation anticipates that it is reasonably possible that settlements of federal and state tax issues will result in a decrease in net unrecognized tax benefits of $30 million within the next twelve months.
The increase in unrecognized tax benefits in 2012 was primarily the result of the recognition of federal and state audit adjustments, partially offset by a decrease in unrecognized tax benefits primarily resulting from the Corporation finalizing a settlement with the IRS regarding the repatriation of foreign earnings on a structured investment transaction. After consideration of the effect of the federal tax benefit available on unrecognized state tax benefits, the total amount of unrecognized tax benefits that, if recognized, would affect the Corporation’s effective tax rate was approximately $2 million at December 31, 2012.
The following tax years for significant jurisdictions remain subject to examination as of December 31, 2012:

Jurisdiction	Tax Years
Federal	2008-2011
California	2001-2011
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
The principal components of deferred tax assets and liabilities were as follows:

(in millions)
December 31	2012	2011
Deferred tax assets:
Allowance for loan losses	$220	$255
Deferred compensation	134	142
Defined benefit plans	113	147
Loan purchase accounting adjustments	38	73
Deferred loan origination fees and costs	30	29
Foreign tax credit	1	14
Other tax credits	39	54
Other temporary differences, net	34	52
Total deferred tax assets	609	766
Deferred tax liabilities:
Lease financing transactions	(241)	(262)
Net unrealized gains on investment securities available-for-sale	(86)	(73)
Allowance for depreciation	(28)	(36)
Total deferred tax liabilities	(355)	(371)
Net deferred tax asset	$254	$395
Included in deferred tax assets at December 31, 2012 were $40 million of federal tax credits, the majority of which will expire in 2032 if not utilized. Deferred tax assets at December 31, 2012 also included net state tax credit carryforwards of $7 million, which will expire in 2027 if not utilized. At December 31, 2012, the Corporation determined that no valuation allowance was necessary on federal or state deferred tax assets. This determination was based on sufficient taxable income in the carry-back period and anticipated future events to absorb a significant portion of the deferred tax assets. The remaining deferred tax assets will be absorbed by future reversals of existing taxable temporary differences. For further information on the Corporation’s valuation policy for deferred tax assets, refer to Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 19 - TRANSACTIONS WITH RELATED PARTIES
The Corporation’s banking subsidiaries had, and expect to have in the future, transactions with the Corporation’s directors and executive officers, companies with which these individuals are associated, and certain related individuals. Such transactions were made in the ordinary course of business and included extensions of credit, leases and professional services. With respect to extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount of loans attributable to persons who were related parties at December 31, 2012, totaled $198 million at the beginning of 2012 and $140 million at the end of 2012. During 2012, new loans to related parties aggregated $692 million and repayments totaled $750 million.
NOTE 20 - REGULATORY CAPITAL AND RESERVE REQUIREMENTS
Reserves required to be maintained and/or deposited with the FRB are classified in interest-bearing deposits with banks. These reserve balances vary, depending on the level of customer deposits in the Corporation’s banking subsidiaries. The average required reserve balances were $360 million and $335 million for the years ended December 31, 2012 and 2011, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans or advances from the bank subsidiaries to the parent company. Under the most restrictive of these regulations, the aggregate amount of dividends which can be paid to the parent company, with prior approval from bank regulatory agencies, approximated $277 million at January 1, 2013, plus 2013 net profits. Substantially all the assets of the Corporation’s banking subsidiaries are restricted from transfer to the parent company of the Corporation in the form of loans or advances.
The Corporation’s subsidiary banks declared dividends of $497 million, $292 million and $28 million in 2012, 2011 and 2010, respectively.
The Corporation and its U.S. banking subsidiaries are subject to various regulatory capital requirements administered by federal and state banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of Tier 1 and total capital (as defined in the regulations) to average and risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. At December 31, 2012 and 2011, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (total risk-based capital, Tier 1 risk-based capital and leverage ratios greater than 10 percent, 6 percent and 5 percent, respectively). There have been no conditions or events since December 31, 2012 that management believes have changed the capital adequacy classification of the Corporation or its U.S. banking subsidiaries.
The following is a summary of the capital position of the Corporation and Comerica Bank, its principal banking subsidiary.

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2012
Tier 1 capital (minimum-$2.6 billion (Consolidated))	$6,705	$6,700
Total capital (minimum-$5.3 billion (Consolidated))	8,695	8,570
Risk-weighted assets	66,188	65,996
Average assets (fourth quarter)	63,720	63,525
Tier 1 capital to risk-weighted assets (minimum-4.0%)	10.13%	10.15%
Total capital to risk-weighted assets (minimum-8.0%)	13.14	12.99
Tier 1 capital to average assets (minimum-3.0%)	10.52	10.55
December 31, 2011
Tier 1 capital (minimum-$2.5 billion (Consolidated))	$6,582	$6,596
Total capital (minimum-$5.1 billion (Consolidated))	9,015	8,849
Risk-weighted assets	63,244	63,029
Average assets (fourth quarter)	60,301	60,065
Tier 1 capital to risk-weighted assets (minimum-4.0%)	10.41%	10.47%
Total capital to risk-weighted assets (minimum-8.0%)	14.25	14.04
Tier 1 capital to average assets (minimum-3.0%)	10.92	10.98

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 21 - CONTINGENT LIABILITIES
Legal Proceedings
The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Litigation-related expense of $23 million, $10 million and $2 million and legal fees of $31 million, $43 million and $35 million were included in “other noninterest expenses” on the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, respectively. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows.
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
For information regarding income tax contingencies, refer to Note 18.
NOTE 22 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at December 31, 2012. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
Net interest income for each business segment is the total of interest income generated by earning assets less interest expense on interest-bearing liabilities plus the net impact from associated internal funds transfer pricing (FTP) funding credits and charges. The FTP methodology provides the business segments credits for deposits and other funds provided and charges the business segments for loans and other assets utilizing funds. This credit or charge is based on matching stated or implied maturities for these assets and liabilities. The FTP credit provided for deposits reflects the long-term value of deposits generated based on their implied maturity. The FTP charge for funding assets reflects a matched cost of funds based on the pricing and term

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

characteristics of the assets. For acquired loans and deposits, matched maturity funding is determined based on origination date. Accordingly, the FTP process reflects the transfer of interest rate risk exposures to the Treasury group within the Finance segment, where such exposures are centrally managed. The allowance for loan losses is allocated to the business segments based on the methodology used to estimate the consolidated allowance for loan losses described in Note 1. The related provision for loan losses is assigned based on the amount necessary to maintain an allowance for loan losses appropriate for each business segment. Noninterest income and expenses directly attributable to a line of business are assigned to that business segment. Direct expenses incurred by areas whose services support the overall Corporation are allocated to the business segments as follows: product processing expenditures are allocated based on standard unit costs applied to actual volume measurements; administrative expenses are allocated based on estimated time expended; and corporate overhead is assigned 50 percent based on the ratio of the business segment’s noninterest expenses to total noninterest expenses incurred by all business segments and 50 percent based on the ratio of the business segment’s attributed equity to total attributed equity of all business segments. Equity is attributed based on credit, operational and interest rate risks. Most of the equity attributed relates to credit risk, which is determined based on the credit score and expected remaining life of each loan, letter of credit and unused commitment recorded in the business segments. Operational risk is allocated based on loans and letters of credit, deposit balances, non-earning assets, trust assets under management, certain noninterest income items, and the nature and extent of expenses incurred by business units. Virtually all interest rate risk is assigned to Finance, as are the Corporation’s hedging activities.
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting 2012 performance can be found in the section entitled "Business Segments" in the financial review.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2012
Earnings summary:
Net interest income (expense) (FTE)	$1,541	$645	$187	$(680)	$38	$1,731
Provision for credit losses	36	21	21	—	1	79
Noninterest income	319	173	258	60	8	818
Noninterest expenses	602	723	320	12	100	1,757
Provision (benefit) for income taxes (FTE)	382	24	38	(236)	(16)	192
Net income (loss)	$840	$50	$66	$(396)	$(39)	$521
Net credit-related charge-offs	$107	$40	$23	$—	$—	$170

Selected average balances:
Assets	$34,450	$6,008	$4,623	$12,164	$5,610	$62,855
Loans	33,470	5,308	4,528	—	—	43,306
Deposits	24,837	20,623	3,680	213	187	49,540

Statistical data:
Return on average assets (a)	2.44%	0.23%	1.42%	N/M	N/M	0.83%
Efficiency ratio	32.35	88.24	74.31	N/M	N/M	69.24

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2011
Earnings summary:
Net interest income (expense) (FTE)	$1,427	$630	$184	$(620)	$36	$1,657
Provision for credit losses	29	77	40	—	(2)	144
Noninterest income	306	169	239	74	4	792
Noninterest expenses	650	683	315	11	112	1,771
Provision (benefit) for income taxes (FTE)	331	16	26	(211)	(21)	141
Net income (loss)	$723	$23	$42	$(346)	$(49)	$393
Net credit-related charge-offs	$199	$89	$40	$—	$—	$328

Selected average balances:
Assets	$30,691	$5,814	$4,720	$10,252	$5,440	$56,917
Loans	30,074	5,292	4,709	—	—	40,075
Deposits	21,394	18,912	3,096	231	129	43,762

Statistical data:
Return on average assets (a)	2.35%	0.12%	0.89%	N/M	N/M	0.69%
Efficiency ratio	37.50	84.63	76.41	N/M	N/M	72.73
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2010
Earnings summary:
Net interest income (expense) (FTE)	$1,370	$531	$170	$(427)	$7	$1,651
Provision for credit losses	280	106	90	—	2	478
Noninterest income	303	174	240	61	11	789
Noninterest expenses	638	647	324	18	15	1,642
Provision (benefit) for income taxes (FTE)	226	(17)	(1)	(148)	—	60
Income from discontinued operations, net of tax	—	—	—	—	17	17
Net income (loss)	$529	$(31)	$(3)	$(236)	$18	$277
Net credit-related charge-offs	$424	$88	$52	$—	$—	$564

Selected average balances:
Assets	$30,673	$5,866	$4,863	$9,329	$4,822	$55,553
Loans	30,306	5,386	4,825	—	—	40,517
Deposits	19,001	16,974	2,762	638	111	39,486

Statistical data:
Return on average assets (a)	1.73%	(0.18)%	(0.06)%	N/M	N/M	0.50%
Efficiency ratio	38.11	91.22	80.43	N/M	N/M	67.39

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
FTE - Fully Taxable Equivalent
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets, which were realigned in the fourth quarter 2012, as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division, and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in ASC Topic 280, Segment Reporting. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at December 31, 2012.
A discussion of the financial results and the factors impacting 2012 performance can be found in the section entitled "Market Segments" in the financial review.
Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2012
Earnings summary:
Net interest income (expense) (FTE)	$780	$701	$570	$322	$(642)	$1,731
Provision for credit losses	4	3	40	31	1	79
Noninterest income	387	136	124	103	68	818
Noninterest expenses	716	394	360	175	112	1,757
Provision (benefit) for income taxes (FTE)	159	167	104	14	(252)	192
Net income (loss)	$288	$273	$190	$205	$(435)	$521
Net credit-related charge-offs	$41	$47	$22	$60	$—	$170

Selected average balances:
Assets	$13,922	$12,979	$10,309	$7,871	$17,774	$62,855
Loans	13,618	12,736	9,552	7,400	—	43,306
Deposits	19,573	14,568	10,040	4,959	400	49,540

Statistical data:
Return on average assets (a)	1.40%	1.76%	1.69%	2.61%	N/M	0.83%
Efficiency ratio	61.27	47.11	51.87	42.49	N/M	69.24
(Table continues on following page).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2011
Earnings summary:
Net interest income (expense) (FTE)	$808	$654	$477	$302	$(584)	$1,657
Provision for credit losses	84	21	2	39	(2)	144
Noninterest income	381	136	103	94	78	792
Noninterest expenses	745	405	294	204	123	1,771
Provision (benefit) for income taxes (FTE)	133	134	103	3	(232)	141
Net income (loss)	$227	$230	$181	$150	$(395)	$393
Net credit-related charge-offs	$148	$75	$17	$88	$—	$328

Selected average balances:
Assets	$14,164	$12,014	$8,092	$6,955	$15,692	$56,917
Loans	13,937	11,819	7,705	6,614	—	40,075
Deposits	18,536	12,667	7,805	4,394	360	43,762

Statistical data:
Return on average assets (a)	1.16%	1.69%	2.12%	2.14%	N/M	0.69%
Efficiency ratio	62.34	51.21	50.64	52.77	N/M	72.73

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2010
Earnings summary:
Net interest income (expense) (FTE)	$816	$627	$318	$310	$(420)	$1,651
Provision for credit losses	197	131	48	100	2	478
Noninterest income	397	133	91	96	72	789
Noninterest expenses	757	409	253	190	33	1,642
Provision (benefit) for income taxes (FTE)	92	89	38	(11)	(148)	60
Income from discontinued operations, net of tax	—	—	—	—	17	17
Net income (loss)	$167	$131	$70	$127	$(218)	$277
Net credit-related charge-offs	$211	$193	$47	$113	$—	$564

Selected average balances:
Assets	$14,692	$12,516	$6,687	$7,507	$14,151	$55,553
Loans	14,510	12,337	6,480	7,190	—	40,517
Deposits	17,697	11,892	5,320	3,828	749	39,486

Statistical data:
Return on average assets (a)	0.88%	1.00%	1.04%	1.70%	N/M	0.50%
Efficiency ratio	62.13	53.77	61.92	47.79	N/M	67.39

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
FTE—Fully Taxable Equivalent
N/M – not meaningful

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 23 – MERGER AND RESTRUCTURING CHARGES
The Corporation committed to a restructuring plan in connection with the acquisition of Sterling on July 28, 2011 (the acquisition date). The restructuring plan, which was complete as of December 31, 2012, was implemented to streamline operations across the combined organization. The restructuring plan primarily encompassed facilities and contract termination charges, systems integration and related charges, severance and other employee-related charges, and transaction-related costs. From the acquisition date through completion of the plan, the Corporation recognized acquisition-related expenses of $110 million ($70 million after-tax), recorded in “merger and restructuring charges” in the consolidated statements of income. Merger and restructuring charges included the incremental costs to integrate the operations of Sterling and do not reflect the costs of the fully integrated combined organization. Merger and restructuring charges comprised the following from the acquisition date to the completion date and for the years ended December 31, 2012 and 2011.

		Total Incurred
		Inception to	Years Ended December 31
(in millions)	Total Expected	December 31, 2012	2012	2011
Facilities and contract termination charges	$47	$47	$31	$16
Systems integration and related charges	29	29	3	26
Severance and other employee-related charges	26	26	1	25
Transaction costs	8	8	—	8
Total merger and restructuring charges	$110	$110	$35	$75
The following table presents the changes in restructuring reserves for the years ended December 31, 2012 and 2011.

(in millions)
Years Ended December 31	2012	2011
Balance at beginning of period	$26	$—
Merger and restructuring charges	41	75
Payments	(29)	(49)
Other adjustments (a)	(6)	—
Balance at end of period	$32	$26

(a)	Other adjustments include revisions to the timing or amount of estimated net costs related to the exit of lease facilities included in facilities and contract termination charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 24 - PARENT COMPANY FINANCIAL STATEMENTS
BALANCE SHEETS - COMERICA INCORPORATED

(in millions, except share data)
December 31	2012	2011
Assets
Cash and due from subsidiary bank	$2	$7
Short-term investments with subsidiary bank	431	411
Other short-term investments	88	90
Investment in subsidiaries, principally banks	7,045	7,011
Premises and equipment	4	4
Other assets	150	177
Total assets	$7,720	$7,700
Liabilities and Shareholders’ Equity
Medium- and long-term debt	$629	$666
Other liabilities	149	166
Total liabilities	778	832
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,162	2,170
Accumulated other comprehensive loss	(413)	(356)
Retained earnings	5,931	5,546
Less cost of common stock in treasury - 39,889,610 shares at 12/31/12 and 30,831,076 shares at 12/31/11	(1,879)	(1,633)
Total shareholders’ equity	6,942	6,868
Total liabilities and shareholders’ equity	$7,720	$7,700

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

STATEMENTS OF INCOME - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2012	2011	2010
Income
Income from subsidiaries
Dividends from subsidiaries	$505	$309	$34
Other interest income	1	1	1
Intercompany management fees	108	119	104
Other noninterest income	7	11	5
Total income	621	440	144
Expenses
Interest on medium- and long-term debt	11	12	30
Salaries and employee benefits	114	112	105
Net occupancy expense	7	8	8
Equipment expense	1	1	1
Merger and restructuring charges	35	75	—
Other noninterest expenses	54	51	56
Total expenses	222	259	200
Income (loss) before benefit for income taxes and equity in undistributed earnings of subsidiaries	399	181	(56)
Benefit for income taxes	(37)	(44)	(31)
Income (loss) before equity in undistributed earnings of subsidiaries	436	225	(25)
Equity in undistributed earnings of subsidiaries, principally banks	85	168	302
Net income	521	393	277
Less:
Preferred stock dividends	—	—	123
Income allocated to participating securities	6	4	1
Net income attributable to common shares	$515	$389	$153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

STATEMENTS OF CASH FLOWS - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2012	2011	2010
Operating Activities
Net income	$521	$393	$277
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally banks	(85)	(168)	(302)
Depreciation and amortization	1	1	1
Share-based compensation expense	15	15	12
Provision for deferred income taxes	2	8	3
Excess tax benefits from share-based compensation arrangements	(1)	(1)	(1)
Other, net	(1)	28	18
Net cash provided by operating activities	452	276	8
Investing Activities
Proceeds from sales of indirect private equity and venture capital investments	—	19	3
Cash and cash equivalents acquired in acquisition of Sterling Bancshares, Inc.	—	37	—
Capital transactions with subsidiaries	(5)	(3)	—
Net change in premises and equipment	(1)	(1)	—
Net cash (used in) provided by investing activities	(6)	52	3
Financing Activities
Medium- and long-term debt:
Maturities and redemptions	(30)	(53)	(666)
Issuances	—	—	298
Common Stock:
Repurchases	(308)	(116)	(4)
Cash dividends paid	(97)	(73)	(34)
Issuances of common stock under employee stock plans	3	4	5
Issuances of common stock	—	—	849
Preferred Stock:
Redemption	—	—	(2,250)
Cash dividends paid	—	—	(38)
Excess tax benefits from share-based compensation arrangements	1	1	1
Net cash used in financing activities	(431)	(237)	(1,839)
Net increase (decrease) in cash and cash equivalents	15	91	(1,828)
Cash and cash equivalents at beginning of period	418	327	2,155
Cash and cash equivalents at end of period	$433	$418	$327
Interest paid	$12	$12	$40
Income taxes recovered	$(46)	$(39)	$(35)
NOTE 25 - SALE OF BUSINESS/DISCONTINUED OPERATIONS
In December 2006, the Corporation sold its ownership interest in Munder Capital Management (Munder), an investment advisory subsidiary, to an investor group. The sale agreement included an interest-bearing contingent note. In 2010, the Corporation and the investor group that acquired Munder negotiated a cash settlement of the note receivable for $35 million, which resulted in a $27 million gain ($17 million, after tax), recorded in “income from discontinued operations, net of tax” on the consolidated statements of income. The settlement paid the note in full and concluded the Corporation’s financial arrangements with Munder.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The components of net income from discontinued operations are shown in the following table. There was no income from discontinued operations for the years ended December 31, 2012 and 2011.

(in millions, except per share data)
Year Ended December 31	2010
Income from discontinued operations before income taxes	$27
Provision for income taxes	10
Net income from discontinued operations	$17
Earnings per common share from discontinued operations:
Basic	$0.11
Diluted	0.10
NOTE 26 - SUMMARY OF QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments, which are necessary for the fair presentation of the results of operations, for the periods presented.

	2012
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$456	$460	$470	$477
Interest expense	32	33	35	35
Net interest income	424	427	435	442
Provision for credit losses	16	22	19	22
Net securities gains	1	—	6	5
Noninterest income excluding net securities gains	203	197	205	201
Noninterest expenses	427	449	433	448
Provision for income taxes	55	36	50	48
Net income	130	117	144	130
Less:
Income allocated to participating securities	2	1	2	1
Net income attributable to common shares	$128	$116	$142	$129
Earnings per common share:
Basic	$0.68	$0.61	$0.73	$0.66
Diluted	0.68	0.61	0.73	0.66
Comprehensive income (loss)	(30)	165	169	160

	2011
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$481	$463	$431	$434
Interest expense	37	40	40	39
Net interest income	444	423	391	395
Provision for credit losses	18	35	45	46
Net securities gains (losses)	(4)	12	4	2
Noninterest income excluding net securities gains (losses)	186	189	198	205
Noninterest expenses	479	463	411	418
Provision for income taxes	33	28	41	35
Net income	96	98	96	103
Less:
Income allocated to participating securities	1	1	1	1
Net income attributable to common shares	$95	$97	$95	$102
Earnings per common share:
Basic	$0.48	$0.51	$0.54	$0.58
Diluted	0.48	0.51	0.53	0.57
Comprehensive income (loss)	(30)	176	170	110

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
Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, internal control over financial reporting as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2012. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that internal control over financial reporting is effective as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2012.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation's internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report.
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

Ralph W. Babb Jr.	Karen L. Parkhill	Muneera S. Carr
Chairman, President and	Vice Chairman and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Comerica Incorporated
We have audited Comerica Incorporated and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Comerica Incorporated and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Comerica Incorporated and subsidiaries' maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Comerica Incorporated and subsidiaries and our report dated February 19, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, TX
February 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Comerica Incorporated
We have audited the accompanying consolidated balance sheets of Comerica Incorporated and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comerica Incorporated and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comerica Incorporated and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 19, 2013

HISTORICAL REVIEW - AVERAGE BALANCE SHEETS
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions)
Years Ended December 31	2012	2011	2010	2009	2008
ASSETS
Cash and due from banks	$983	$921	$825	$883	$1,185

Federal funds sold	17	5	6	18	93
Interest-bearing deposits with banks	4,112	3,741	3,191	2,440	219
Other short-term investments	134	129	126	154	244

Investment securities available-for-sale	9,915	8,171	7,164	9,388	8,101

Commercial loans	26,224	22,208	21,090	24,534	28,870
Real estate construction loans	1,390	1,843	2,839	4,140	4,715
Commercial mortgage loans	9,842	10,025	10,244	10,415	10,411
Lease financing	864	950	1,086	1,231	1,356
International loans	1,272	1,191	1,222	1,533	1,968
Residential mortgage loans	1,505	1,580	1,607	1,756	1,886
Consumer loans	2,209	2,278	2,429	2,553	2,559
Total loans	43,306	40,075	40,517	46,162	51,765
Less allowance for loan losses	(693)	(838)	(1,019)	(947)	(691)
Net loans	42,613	39,237	39,498	45,215	51,074
Accrued income and other assets	5,081	4,713	4,743	4,711	4,269
Total assets	$62,855	$56,917	$55,553	$62,809	$65,185
LIABILITIES AND SHAREHOLDERS’ EQUITY

Noninterest-bearing deposits	$21,004	$16,994	$15,094	$12,900	$10,623

Money market and interest-bearing checking deposits	20,629	19,088	16,355	12,965	14,245
Savings deposits	1,593	1,550	1,394	1,339	1,344
Customer certificates of deposit	5,902	5,719	5,875	8,131	8,150
Other time deposits	—	23	306	4,103	6,715
Foreign office time deposits	412	388	462	653	926
Total interest-bearing deposits	28,536	26,768	24,392	27,191	31,380
Total deposits	49,540	43,762	39,486	40,091	42,003
Short-term borrowings	76	138	216	1,000	3,763
Accrued expenses and other liabilities	1,409	1,147	1,099	1,285	1,520
Medium- and long-term debt	4,818	5,519	8,684	13,334	12,457
Total liabilities	55,843	50,566	49,485	55,710	59,743
Total shareholders’ equity	7,012	6,351	6,068	7,099	5,442
Total liabilities and shareholders’ equity	$62,855	$56,917	$55,553	$62,809	$65,185

HISTORICAL REVIEW - STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions, except per share data)
Years Ended December 31	2012	2011	2010	2009	2008
INTEREST INCOME
Interest and fees on loans	$1,617	$1,564	$1,617	$1,767	$2,649
Interest on investment securities	234	233	226	329	389
Interest on short-term investments	12	12	10	9	13
Total interest income	1,863	1,809	1,853	2,105	3,051
INTEREST EXPENSE
Interest on deposits	70	90	115	372	734
Interest on short-term borrowings	—	—	1	2	87
Interest on medium- and long-term debt	65	66	91	164	415
Total interest expense	135	156	207	538	1,236
Net interest income	1,728	1,653	1,646	1,567	1,815
Provision for credit losses	79	144	478	1,082	704
Net interest income after provision for loan losses	1,649	1,509	1,168	485	1,111
NONINTEREST INCOME
Service charges on deposit accounts	214	208	208	228	229
Fiduciary income	158	151	154	161	199
Commercial lending fees	96	87	95	79	69
Letter of credit fees	71	73	76	69	69
Card fees	47	58	58	51	58
Foreign exchange income	38	40	39	41	40
Bank-owned life insurance	39	37	40	35	38
Brokerage fees	19	22	25	31	42
Net securities gains	12	14	3	243	67
Other noninterest income	124	102	91	112	82
Total noninterest income	818	792	789	1,050	893
NONINTEREST EXPENSES
Salaries	778	770	740	687	781
Employee benefits	240	205	179	210	194
Total salaries and employee benefits	1,018	975	919	897	975
Net occupancy expense	163	169	162	162	156
Equipment expense	65	66	63	62	62
Outside processing fee expense	107	101	96	97	104
Software expense	90	88	89	84	76
Merger and restructuring charges	35	75	—	—	—
FDIC insurance expense	38	43	62	90	16
Advertising expense	27	28	30	29	30
Other real estate expense	9	22	29	48	10
Other noninterest expenses	205	204	192	181	304
Total noninterest expenses	1,757	1,771	1,642	1,650	1,733
Income (loss) from continuing operations before income taxes	710	530	315	(115)	271
Provision (benefit) for income taxes	189	137	55	(131)	59
Income from continuing operations	521	393	260	16	212
Income from discontinued operations, net of tax	—	—	17	1	1
NET INCOME	$521	$393	$277	$17	$213
Less:
Preferred stock dividends	—	—	123	134	17
Income allocated to participating securities	6	4	1	1	4
Net income (loss) attributable to common shares	$515	$389	$153	$(118)	$192
Basic earnings per common share:
Income (loss) from continuing operations	$2.68	$2.11	$0.79	$(0.80)	$1.28
Net income (loss)	2.68	2.11	0.90	(0.79)	1.29
Diluted earnings per common share:
Income (loss) from continuing operations	2.67	2.09	0.78	(0.80)	1.28
Net income (loss)	2.67	2.09	0.88	(0.79)	1.28

Comprehensive income (loss)	464	426	224	(10)	81

Cash dividends declared on common stock	106	75	44	30	348
Cash dividends declared per common share	0.55	0.40	0.25	0.20	2.31

HISTORICAL REVIEW - STATISTICAL DATA
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

Years Ended December 31	2012	2011	2010	2009	2008
Average Rates (Fully Taxable Equivalent Basis)
Federal funds sold	0.27%	0.32%	0.36%	0.32%	2.08%
Interest-bearing deposits with banks	0.26	0.24	0.25	0.25	0.61
Other short-term investments	1.65	2.17	1.58	1.74	3.98

Investment securities available-for-sale	2.43	2.91	3.24	3.61	4.83

Commercial loans	3.44	3.69	3.89	3.63	5.08
Real estate construction loans	4.44	4.37	3.17	2.92	4.89
Commercial mortgage loans	4.44	4.23	4.10	4.20	5.57
Lease financing	3.01	3.51	3.88	3.25	0.59
International loans	3.73	3.83	3.94	3.79	5.13
Residential mortgage loans	4.55	5.27	5.30	5.53	5.94
Consumer loans	3.42	3.50	3.54	3.68	5.08
Total loans	3.74	3.91	4.00	3.84	5.13
Interest income as a percentage of earning assets	3.27	3.49	3.65	3.64	5.06

Domestic deposits	0.24	0.33	0.48	1.39	2.33
Deposits in foreign offices	0.63	0.48	0.31	0.29	2.77
Total interest-bearing deposits	0.25	0.33	0.47	1.37	2.34
Short-term borrowings	0.12	0.13	0.25	0.24	2.30
Medium- and long-term debt	1.36	1.20	1.05	1.23	3.33
Interest expense as a percentage of interest-bearing sources	0.41	0.48	0.62	1.29	2.59
Interest rate spread	2.86	3.01	3.03	2.35	2.47
Impact of net noninterest-bearing sources of funds	0.17	0.18	0.21	0.37	0.55
Net interest margin as a percentage of earning assets	3.03%	3.19%	3.24%	2.72%	3.02%

Ratios
Return on average common shareholders’ equity	7.43%	6.18%	2.74%	(2.37)%	3.79%
Return on average assets	0.83	0.69	0.50	0.03	0.33
Efficiency ratio	69.24	72.73	67.39	69.28	65.53
Tier 1 common capital as a percentage of risk-weighted assets (a)	10.13	10.37	10.13	8.18	7.08
Tier 1 capital as a percentage of risk-weighted assets	10.13	10.41	10.13	12.46	10.66
Total capital as a percentage of risk-weighted assets	13.14	14.25	14.54	16.93	14.72
Tangible common equity as a percentage of tangible assets (a)	9.71	10.27	10.54	7.99	7.21

Per Common Share Data
Book value at year-end	$36.87	$34.80	$32.82	$32.27	$33.38
Market value at year-end	30.34	25.80	42.24	29.57	19.85
Market value for the year
High	34.00	43.53	45.85	32.30	45.19
Low	26.25	21.48	29.68	11.72	15.05

Other Data (share data in millions)
Average common shares outstanding - basic	191	185	170	149	149
Average common shares outstanding - diluted	192	186	173	149	149
Number of banking centers	489	494	444	447	439
Number of employees (full-time equivalent)	8,967	9,397	9,001	9,330	10,186

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 19, 2013.

COMERICA INCORPORATED

By:	/s/ Ralph W. Babb, Jr.
Ralph W. Babb, Jr. Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 19, 2013.

/s/ Ralph W. Babb, Jr.	Chairman, President and Chief Executive Officer and
Ralph W. Babb, Jr.	Director (Principal Executive Officer)

/s/ Karen L. Parkhill	Vice Chairman and Chief Financial Officer
Karen L. Parkhill	(Principal Financial Officer)

/s/ Muneera S. Carr	Executive Vice President and Chief Accounting Officer
Muneera S. Carr	(Principal Accounting Officer)

/s/ Roger A. Cregg
Roger A. Cregg	Director

/s/ T. Kevin DeNicola
T. Kevin DeNicola	Director

/s/ Jacqueline P. Kane
Jacqueline P. Kane	Director

/s/ Richard G. Lindner
Richard G. Lindner	Director

/s/ Alfred A. Piergallini
Alfred A. Piergallini	Director

/s/ Robert S. Taubman
Robert S. Taubman	Director

/s/ Reginald M. Turner, Jr.
Reginald M. Turner, Jr.	Director

/s/ Nina G. Vaca
Nina G. Vaca	Director

S-1

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of January 16, 2011, by and among Comerica Incorporated, Sterling Bancshares, Inc., and, from and after its accession to the Agreement, Sub (as defined therein) (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K dated January 16, 2011, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant's Current Report on Form 8-K dated August 4, 2010, and incorporated herein by reference).

3.2
Certificate of Amendment to Restated Certificate of Incorporation of Comerica Incorporated (filed as Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of Comerica Incorporated (filed as Exhibit 3.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).

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

4.1
Warrant Agreement, dated May 6, 2010, between the registrant and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to Registrant's Registration Statement on Form 8-A dated May 7, 2010, and incorporated herein by reference).

4.2	Form of Warrant (filed as Exhibit 4.1 to Registrant's Registration Statement on Form 8-A dated May 7, 2010, and incorporated herein by reference).

4.3
Warrant Agreement, dated as of June 9, 2010, between Comerica Incorporated (as successor to Sterling Bancshares, Inc.) and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to Sterling Bancshares, Inc.'s Registration Statement on Form 8-A12B filed on June 10, 2010 (File No. 001-34768) and incorporated herein by reference).

4.4	Form of Warrant (filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-4 (File No. 333-172211), and incorporated herein by reference).

9	(not applicable)

10.1†
Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.1A†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

10.1B†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.44 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.1C†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2012 version) (filed as Exhibit 10.1C to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference) .

10.1D†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

10.1E†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.46 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

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

10.1H†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.1I†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (2012 version) (filed as Exhibit 10.1I to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.1J†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (cliff vesting) under the Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (long-term restricted version) (filed as Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.1K†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.47 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.1L†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version 2) (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.1M†
Form of Standard Comerica Incorporated Performance Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2012 version) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 19, 2012, and incorporated herein by reference).

10.2†
Comerica Incorporated 1997 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

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

10.6†
Comerica Incorporated Amended and Restated Employee Stock Purchase Plan (amended and restated November 15, 2011) (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.7†	Comerica Incorporated 2011 Management Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 26, 2011, and incorporated herein by reference).

10.7A†
Form of Standard Comerica Incorporated No Sale Agreement under the Comerica Incorporated Amended and Restated Management Incentive Plan (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.8†
Amended and Restated Benefit Equalization Plan for Employees of Comerica Incorporated (amended and restated March 24, 2009, with amendments effective January 1, 2009) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 24, 2009, and incorporated herein by reference).

10.9†
1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated on July 26, 2011) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 26, 2011, and incorporated herein by reference).

10.10†
1999 Comerica Incorporated Amended and Restated Common Stock Deferred Incentive Award Plan (amended and restated on July 26, 2011) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated July 26, 2011, and incorporated herein by reference).

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

10.13†
Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (amended and restated on November 18, 2008, with amendments effective December 31, 2008) (filed as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.14†
Amended and Restated Comerica Incorporated Common Stock Non-Employee Director Fee Deferral Plan (amended and restated on November 18, 2008, with amendments effective December 31, 2008) (filed as Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.15†
Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (amended and restated on November 18, 2008, with amendments effective December 31, 2008) (filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

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

10.15C†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 2.5) (filed as Exhibit 10.48 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.15D†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 3) (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

10.15E†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 4) (filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

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

10.19A†
Restrictive Covenants and General Release Agreement by and between Elizabeth S. Acton and Comerica Incorporated dated April 20, 2012 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 25, 2012, and incorporated herein by reference).

10.19B†
Restrictive Covenants and General Release Agreement by and between Dale E. Greene and Comerica Incorporated dated August 22, 2011 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 22, 2011, and incorporated herein by reference).

10.19C†
Restrictive Covenants and General Release Agreement by and between Mary Constance Beck and Comerica Incorporated dated January 21, 2011 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 21, 2011, and incorporated herein by reference).

10.19D†
Restrictive Covenants and General Release Agreement by and between Joseph J. Buttigieg, III and Comerica Incorporated dated April 23, 2010 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 23, 2010, and incorporated herein by reference).

10.19E†
Restrictive Covenants and General Release Agreement by and between Dennis J. Mooradian and Comerica Incorporated dated February 20, 2009 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 25, 2009, and incorporated herein by reference).

10.20†
Form of Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-current) (filed as Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.20A†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-current).

10.21†
Form of Change of Control Employment Agreement (BE4 and Higher Version) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 18, 2008, and incorporated herein by reference).

10.21A†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE4 and Higher Version)

10.22†	Form of Change of Control Employment Agreement (BE2-BE3 Version) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 18, 2008, and incorporated herein by reference).

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

10.30
FINRA Letter of Acceptance, Waiver and Consent, effective January 5, 2009 (regarding settlement of auction rate securities investigation) (filed as Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

11	Statement regarding Computation of Net Income Per Common Share (incorporated by reference from Note 15 on page F-97 of this Annual Report on Form 10-K).

12	(not applicable)

13	(not applicable)

14	(not applicable)

16	(not applicable)

18	(not applicable)

21	Subsidiaries of Registrant

22	(not applicable)

23.1	Consent of Ernst & Young LLP

24	(not applicable)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

33	(not applicable)

34	(not applicable)

35	(not applicable)

100	(not applicable)

101
Financial statements from Annual Report on Form 10-K of the Registrant for the year ended December 31, 2012, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

File No. for all filings under Exchange Act, unless otherwise noted: 1-10706.