Form 10-Q
period 2013-03-31
COMERICA INC /NEW/
filed 2013-04-29
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
$5 par value common stock:
Outstanding as of April 25, 2013: 186,643,937 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and due from banks	$877	$1,395

Federal funds sold	—	100
Interest-bearing deposits with banks	4,720	3,039
Other short-term investments	115	125

Investment securities available-for-sale	10,286	10,297

Commercial loans	28,508	29,513
Real estate construction loans	1,396	1,240
Commercial mortgage loans	9,317	9,472
Lease financing	853	859
International loans	1,269	1,293
Residential mortgage loans	1,568	1,527
Consumer loans	2,156	2,153
Total loans	45,067	46,057
Less allowance for loan losses	(617)	(629)
Net loans	44,450	45,428
Premises and equipment	618	622
Accrued income and other assets	3,819	4,063
Total assets	$64,885	$65,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$22,777	$23,279

Money market and interest-bearing checking deposits	21,540	21,273
Savings deposits	1,652	1,606
Customer certificates of deposit	5,753	5,531
Foreign office time deposits	395	502
Total interest-bearing deposits	29,340	28,912
Total deposits	52,117	52,191
Short-term borrowings	58	110
Accrued expenses and other liabilities	1,023	1,106
Medium- and long-term debt	4,699	4,720
Total liabilities	57,897	58,127

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,157	2,162
Accumulated other comprehensive loss	(410)	(413)
Retained earnings	6,020	5,931
Less cost of common stock in treasury - 41,361,612 shares at 3/31/13 and 39,889,610 shares at 12/31/12	(1,920)	(1,879)
Total shareholders’ equity	6,988	6,942
Total liabilities and shareholders’ equity	$64,885	$65,069
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions, except per share data)	2013	2012
INTEREST INCOME
Interest and fees on loans	$390	$411
Interest on investment securities	53	63
Interest on short-term investments	3	3
Total interest income	446	477
INTEREST EXPENSE
Interest on deposits	15	19
Interest on medium- and long-term debt	15	16
Total interest expense	30	35
Net interest income	416	442
Provision for credit losses	16	22
Net interest income after provision for credit losses	400	420
NONINTEREST INCOME
Service charges on deposit accounts	55	56
Fiduciary income	43	38
Commercial lending fees	21	25
Letter of credit fees	16	17
Card fees	12	11
Foreign exchange income	9	10
Bank-owned life insurance	9	10
Brokerage fees	5	5
Net securities gains	—	5
Other noninterest income	30	29
Total noninterest income	200	206
NONINTEREST EXPENSES
Salaries	188	201
Employee benefits	63	59
Total salaries and employee benefits	251	260
Net occupancy expense	39	41
Equipment expense	15	17
Outside processing fee expense	28	26
Software expense	22	23
FDIC insurance expense	9	10
Advertising expense	6	7
Other real estate expense	1	4
Other noninterest expenses	45	60
Total noninterest expenses	416	448
Income before income taxes	184	178
Provision for income taxes	50	48
NET INCOME	134	130
Less income allocated to participating securities	2	1
Net income attributable to common shares	$132	$129
Earnings per common share:
Basic	$0.71	$0.66
Diluted	0.70	0.66

Comprehensive income	137	160

Cash dividends declared on common stock	32	20
Cash dividends declared per common share	0.17	0.10
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock

BALANCE AT DECEMBER 31, 2011	197.3	$1,141	$2,170	$(356)	$5,546	$(1,633)	$6,868
Net income	—	—	—	—	130	—	130
Other comprehensive income, net of tax	—	—	—	30	—	—	30
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(20)	—	(20)
Purchase of common stock	(1.2)	—	—	—	—	(36)	(36)
Net issuance of common stock under employee stock plans	1.1	—	(32)	—	(26)	58	—
Share-based compensation	—	—	13	—	—	—	13
Other	(0.1)	—	3	—	—	(3)	—
BALANCE AT MARCH 31, 2012	197.1	$1,141	$2,154	$(326)	$5,630	$(1,614)	$6,985

BALANCE AT DECEMBER 31, 2012	188.3	$1,141	$2,162	$(413)	$5,931	$(1,879)	$6,942
Net income	—	—	—	—	134	—	134
Other comprehensive income, net of tax	—	—	—	3	—	—	3
Cash dividends declared on common stock ($0.17 per share)	—	—	—	—	(32)	—	(32)
Purchase of common stock	(2.2)	—	—	—	—	(74)	(74)
Net issuance of common stock under employee stock plans	0.7	—	(15)	—	(13)	33	5
Share-based compensation	—	—	10	—	—	—	10
BALANCE AT MARCH 31, 2013	186.8	$1,141	$2,157	$(410)	$6,020	$(1,920)	$6,988
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions)	2013	2012
OPERATING ACTIVITIES
Net income	$134	$130
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16	22
Provision for deferred income taxes	29	22
Depreciation and amortization	30	33
Net periodic defined benefit cost	21	19
Share-based compensation expense	10	13
Net amortization of securities	10	10
Accretion of loan purchase discount	(11)	(25)
Net securities gains	—	(5)
Excess tax benefits from share-based compensation arrangements	(1)	(1)
Net change in:
Trading securities	10	(33)
Accrued income receivable	(10)	(1)
Accrued expenses payable	(72)	(85)
Other, net	110	58
Net cash provided by operating activities	276	157
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	938	937
Purchases	(955)	(869)
Net change in loans	971	(357)
Other, net	(14)	(14)
Net cash provided by (used in) investing activities	940	(303)
FINANCING ACTIVITIES
Net change in:
Deposits	—	600
Short-term borrowings	(52)	12
Medium- and long-term debt:
Maturities and redemptions	—	(4)
Common stock:
Repurchases	(74)	(36)
Cash dividends paid	(29)	(20)
Excess tax benefits from share-based compensation arrangements	1	1
Other, net	1	(4)
Net cash (used in) provided by financing activities	(153)	549
Net increase in cash and cash equivalents	1,063	403
Cash and cash equivalents at beginning of period	4,534	3,556
Cash and cash equivalents at end of period	$5,597	$3,959
Interest paid	$29	$32
Income taxes, tax deposits and tax-related interest paid	1	5
Noncash investing and financing activities:
Loans transferred to other real estate	5	5
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2012.
Allowance for Loan Losses
The allowance for loan losses represents management’s assessment of probable, estimable losses inherent in the Corporation’s loan portfolio. The allowance for loan losses includes specific allowances, based on individual evaluations of certain loans, and allowances for homogeneous pools of loans with similar risk characteristics.
The allowance for business loans which do not meet the criteria to be evaluated individually is determined by applying standard reserve factors to the pool of business loans within each internal risk rating. In the first quarter 2013, the Corporation enhanced the approach utilized for determining standard reserve factors by changing from a dollar-based migration method for developing probability of default statistics to a count-based method. Under the dollar-based method, each dollar that moved to default received equal weight in the determination of standard reserve factors for each internal risk rating. As a result, the movement of larger loans impacted standard reserve factors more than the movement of smaller loans. By moving to a count-based approach, where each loan that moves to default receives equal weighting, unusually large or small loans will not have a disproportionate influence on the standard reserve factors. The change resulted in a $40 million increase to the allowance for loan losses at March 31, 2013.
Recently Adopted Accounting Pronouncements
In the first quarter 2013, the Corporation adopted amendments to GAAP which require enhanced disclosures about the nature and effect or potential effect of an entity's rights of setoff associated with its derivative and certain other financial instruments. The required disclosures are provided in Note 5 to these unaudited financial statements.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
Customers’ liability on acceptances outstanding and acceptances outstanding
Customers' liability on acceptances outstanding is included in "accrued income and other assets" and acceptances outstanding are included in "accrued expenses and other liabilities" on the consolidated balance sheets. Due to their short-term nature, the carrying amount of these instruments approximates the estimated fair value. As such, the Corporation classifies the estimated fair value of these instruments as Level 1.
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
The Corporation holds a portfolio of warrants for generally nonmarketable equity securities with a fair value of $3 million at March 31, 2013. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

process. Warrants which contain a net exercise provision or a non-contingent put right embedded in the warrant agreement are accounted for as derivatives and recorded at fair value on a recurring basis using a Black-Scholes valuation model. The Black-Scholes valuation model utilizes five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company. The Corporate Development Department is responsible for the warrant valuation process, which includes reviewing all significant inputs for reasonableness, and for providing valuation results to senior management. Increases in any of these inputs in isolation, with the exception of exercise price, would result in a higher fair value. Increases in exercise price in isolation would result in a lower fair value. The Corporation classifies warrants accounted for as derivatives as Level 3.
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
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments with a carrying value of $13 million at March 31, 2013. These funds generally cannot be redeemed and the majority are not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 17 years. The investments are accounted for on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the Corporation's percentage ownership in the net asset value of the entire fund, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. On a quarterly basis, the Corporate Development Department is responsible, with appropriate oversight and approval provided by senior management, for performing the valuation procedures and updating significant inputs, as are primarily provided by the underlying fund's management. The Corporation classifies fair value measurements of nonmarketable equity securities as Level 3. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value on a nonrecurring basis were $1 million and $2 million at March 31, 2013 and December 31, 2012, respectively.
The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $89 million at both March 31, 2013 and December 31, 2012 and its investment in FRB stock totaled $85 million at both March 31, 2013 and December 31, 2012. The Corporation believes its investments in FHLB and FRB stock are ultimately recoverable at par. Therefore, the carrying amount for these restricted equity investments approximates fair value. The Corporation classifies the estimated fair value of such investments as Level 1.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
Loan servicing rights
Loan servicing rights with a carrying value of $2 million at March 31, 2013, included in “accrued income and other assets” on the consolidated balance sheets and primarily related to Small Business Administration loans, are subject to impairment testing. Loan servicing rights may be carried at fair value on a nonrecurring basis when impairment testing indicates that the fair value of the loan servicing rights is less than the recorded value. A valuation model is used for impairment testing on a quarterly basis, which utilizes a discounted cash flow model, using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management. On a quarterly basis, the Accounting Department is responsible for performing the valuation procedures and updating significant inputs, which are primarily obtained from available third-party market data, with appropriate oversight and approval provided by senior management. If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Corporation classifies loan servicing rights as Level 3.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and 2012.

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2013
Trading securities:
Deferred compensation plan assets	$91	$91	$—	$—
Residential mortgage-backed securities (a)	3	—	3	—
State and municipal securities	7	—	7	—
Corporate debt securities	3	—	3	—
Total trading securities	104	91	13	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	20	20	—	—
Residential mortgage-backed securities (a)	9,913	—	9,913	—
State and municipal securities (b)	23	—	—	23
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	56	—	56	—
Equity and other non-debt securities:
Auction-rate preferred securities	153	—	—	153
Money market and other mutual funds	120	120	—	—
Total investment securities available-for-sale	10,286	140	9,969	177
Derivative assets:
Interest rate contracts	512	—	512	—
Energy derivative contracts	142	—	142	—
Foreign exchange contracts	22	—	22	—
Warrants	3	—	—	3
Total derivative assets	679	—	676	3
Total assets at fair value	$11,069	$231	$10,658	$180
Derivative liabilities:
Interest rate contracts	$196	$—	$196	$—
Energy derivative contracts	140	—	140	—
Foreign exchange contracts	23	—	23	—
Other	1	—	—	1
Total derivative liabilities	360	—	359	1
Deferred compensation plan liabilities	91	91	—	—
Total liabilities at fair value	$451	$91	$359	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2012
Trading securities:
Deferred compensation plan assets	$88	$88	$—	$—
Residential mortgage-backed securities (a)	4	—	4	—
State and municipal securities	19	—	19	—
Corporate debt securities	3	—	3	—
Total trading securities	114	88	26	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	20	20	—	—
Residential mortgage-backed securities (a)	9,935	—	9,935	—
State and municipal securities (b)	23	—	—	23
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	57	—	57	—
Equity and other non-debt securities:
Auction-rate preferred securities	156	—	—	156
Money market and other mutual funds	105	105	—	—
Total investment securities available-for-sale	10,297	125	9,992	180
Derivative assets:
Interest rate contracts	556	—	556	—
Energy derivative contracts	173	—	173	—
Foreign exchange contracts	21	—	21	—
Warrants	3	—	—	3
Total derivative assets	753	—	750	3
Total assets at fair value	$11,164	$213	$10,768	$183
Derivative liabilities:
Interest rate contracts	$218	$—	$218	$—
Energy derivative contracts	172	—	172	—
Foreign exchange contracts	18	—	18	—
Other	1	—	—	1
Total derivative liabilities	409	—	408	1
Deferred compensation plan liabilities	88	88	—	—
Total liabilities at fair value	$497	$88	$408	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during the three months ended March 31, 2013 and 2012.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2012.

		Net Realized/Unrealized Gains (Losses)
	Balance at Beginning of Period	Recorded in Earnings			Recorded in Other Comprehensive Income (Pretax)				Balance at End of Period

(in millions)		Realized		Unrealized			Sales	Settlements
Three Months Ended March 31, 2013
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—	$—		$—	$—	$23
Auction-rate debt securities	1	—		—	—		—	—	1
Auction-rate preferred securities	156	—		—	1	(b)	(4)	—	153
Total investment securities available-for-sale	180	—		—	1	(b)	(4)	—	177
Derivative assets:
Warrants	3	1	(d)	—	—		(1)	—	3
Derivative liabilities:
Other	1	—		—	—		—	—	1
Three Months Ended March 31, 2012
Investment securities available-for-sale:
State and municipal securities (a)	$24	$—		$—	$(1)	(b)	$—	$—	$23
Auction-rate debt securities	1	—		—	—		—	—	1
Auction-rate preferred securities	408	5	(c)	—	4	(b)	(97)	—	320
Total investment securities available-for-sale	433	5	(c)	—	3	(b)	(97)	—	344
Derivative assets:
Warrants	3	1	(d)	—	—		(1)	—	3
Derivative liabilities:
Other	6	—		—	—		—	(6)	—

(a)	Primarily auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income.

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities gains (losses)" on the consolidated statements of comprehensive income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. All assets recorded at fair value on a nonrecurring basis were classified as Level 3 at March 31, 2013 and December 31, 2012 and are presented in the following table. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012.

(in millions)	Level 3
March 31, 2013
Loans:
Commercial	$56
Real estate construction	27
Commercial mortgage	122
Total loans	205
Nonmarketable equity securities	2
Other real estate	20
Loan servicing rights	2
Total assets at fair value	$229
December 31, 2012
Loans:
Commercial	$42
Real estate construction	25
Commercial mortgage	145
Lease financing	2
Total loans	214
Nonmarketable equity securities	2
Other real estate	24
Loan servicing rights	2
Total assets at fair value	$242
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's significant Level 3 recurring fair value measurement as of March 31, 2013 and December 31, 2012. The Corporation's significant level 3 recurring fair value measurements include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for the low interest rate environment continuing into 2015.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
March 31, 2013
State and municipal securities (a)	$23	6% - 10%	4 - 6
Equity and other non-debt securities:
Auction-rate preferred securities	153	4% - 6%	2 - 5
December 31, 2012
State and municipal securities (a)	$23	6% - 10%	4 - 6
Equity and other non-debt securities:
Auction-rate preferred securities	156	4% - 6%	2 - 4

(a)	Primarily auction-rate securities.
Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
March 31, 2013
Assets
Cash and due from banks	$877	$877	$877	$—	$—
Interest-bearing deposits with banks	4,720	4,720	4,720	—	—
Loans held-for-sale	12	12	—	12	—
Total loans, net of allowance for loan losses (a)	44,450	44,622	—	—	44,622
Customers’ liability on acceptances outstanding	13	13	13	—	—
Nonmarketable equity securities (b)	13	20	—	—	20
Restricted equity investments	174	174	174	—	—
Liabilities
Demand deposits (noninterest-bearing)	22,777	22,777	—	22,777	—
Interest-bearing deposits	23,587	23,587	—	23,587	—
Customer certificates of deposit	5,753	5,755	—	5,755	—
Total deposits	52,117	52,119	—	52,119	—
Short-term borrowings	58	58	58	—	—
Acceptances outstanding	13	13	13	—	—
Medium- and long-term debt	4,699	4,702	—	4,702	—
Credit-related financial instruments	(104)	(104)	—	—	(104)
December 31, 2012
Assets
Cash and due from banks	$1,395	$1,395	$1,395	$—	$—
Federal funds sold	100	100	100	—	—
Interest-bearing deposits with banks	3,039	3,039	3,039	—	—
Loans held-for-sale	12	12	—	12	—
Total loans, net of allowance for loan losses (a)	45,428	45,649	—	—	45,649
Customers’ liability on acceptances outstanding	18	18	18	—	—
Nonmarketable equity securities (b)	13	22	—	—	22
Restricted equity investments	174	174	174	—	—
Liabilities
Demand deposits (noninterest-bearing)	23,279	23,279	—	23,279	—
Interest-bearing deposits	23,381	23,381	—	23,381	—
Customer certificates of deposit	5,531	5,535	—	5,535	—
Total deposits	52,191	52,195	—	52,195	—
Short-term borrowings	110	110	110	—	—
Acceptances outstanding	18	18	18	—	—
Medium- and long-term debt	4,720	4,685	—	4,685	—
Credit-related financial instruments	(103)	(103)	—	—	(103)

(a)	Included $205 million and $214 million of impaired loans recorded at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012, respectively.

(b)	Included $2 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at both March 31, 2013 and December 31, 2012.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities available-for-sale follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
U.S. Treasury and other U.S. government agency securities	$20	$—	$—	$20
Residential mortgage-backed securities (a)	9,684	230	1	9,913
State and municipal securities (b)	27	—	4	23
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	56	—	—	56
Equity and other non-debt securities:
Auction-rate preferred securities	159	—	6	153
Money market and other mutual funds	120	—	—	120
Total investment securities available-for-sale	$10,067	$230	$11	$10,286

December 31, 2012
U.S. Treasury and other U.S. government agency securities	$20	$—	$—	$20
Residential mortgage-backed securities (a)	9,687	248	—	9,935
State and municipal securities (b)	27	—	4	23
Corporate debt securities:
Auction-rate debt securities	1	—	—	1
Other corporate debt securities	57	—	—	57
Equity and other non-debt securities:
Auction-rate preferred securities	163	—	7	156
Money market and other mutual funds	105	—	—	105
Total investment securities available-for-sale	$10,060	$248	$11	$10,297

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.
A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of March 31, 2013 and December 31, 2012 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
March 31, 2013
Residential mortgage-backed securities (a)	$233	$1	$—	$—		$233	$1
State and municipal securities (b)	—	—	23	4		23	4
Corporate debt securities:
Auction-rate debt securities	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities:
Auction-rate preferred securities	—	—	153	6		153	6
Total impaired securities	$233	$1	$177	$10		$410	$11
December 31, 2012
State and municipal securities (b)	$—	$—	$23	$4		$23	$4
Corporate debt securities:
Auction-rate debt securities	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities:
Auction-rate preferred securities	—	—	156	7		156	7
Total impaired securities	$—	$—	$180	$11		$180	$11

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

At March 31, 2013, the Corporation had 87 securities in an unrealized loss position with no credit impairment, including 50 auction-rate preferred securities, 22 state and municipal auction-rate securities, 14 residential mortgage-backed securities and one auction-rate debt security. As of March 31, 2013, approximately 85 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 95 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2013.
Sales, calls and write-downs of investment securities available-for-sale resulted in gains of $5 million and no losses for the three months ended March 31, 2012. No securities gains or losses were recognized for the three months ended March 31, 2013. Securities gains and losses are recorded in “net securities gains” on the consolidated statements of comprehensive income, computed based on the adjusted cost of the specific security.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)
March 31, 2013	Amortized Cost	Fair Value
Contractual maturity
Within one year	$81	$81
After one year through five years	419	425
After five years through ten years	114	113
After ten years	9,174	9,394
Subtotal	9,788	10,013
Equity and other nondebt securities:
Auction-rate preferred securities	159	153
Money market and other mutual funds	120	120
Total investment securities available-for-sale	$10,067	$10,286
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
At March 31, 2013, investment securities with a carrying value of $3.0 billion were pledged where permitted or required by law to secure $2.3 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (c)	Total Loans
March 31, 2013
Business loans:
Commercial	$46	$9	$2	$57	$102	$28,349	$28,508
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	30	1,155	1,185
Other business lines (b)	—	—	—	—	3	208	211
Total real estate construction	—	—	—	—	33	1,363	1,396
Commercial mortgage:
Commercial Real Estate business line (a)	14	—	6	20	86	1,706	1,812
Other business lines (b)	64	2	9	75	178	7,252	7,505
Total commercial mortgage	78	2	15	95	264	8,958	9,317
Lease financing	—	—	—	—	—	853	853
International	1	—	—	1	—	1,268	1,269
Total business loans	125	11	17	153	399	40,791	41,343
Retail loans:
Residential mortgage	15	3	3	21	65	1,482	1,568
Consumer:
Home equity	4	3	—	7	28	1,463	1,498
Other consumer	7	1	5	13	2	643	658
Total consumer	11	4	5	20	30	2,106	2,156
Total retail loans	26	7	8	41	95	3,588	3,724
Total loans	$151	$18	$25	$194	$494	$44,379	$45,067
December 31, 2012
Business loans:
Commercial	$23	$19	$5	$47	$103	$29,363	$29,513
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	30	1,019	1,049
Other business lines (b)	—	—	—	—	3	188	191
Total real estate construction	—	—	—	—	33	1,207	1,240
Commercial mortgage:
Commercial Real Estate business line (a)	20	4	—	24	94	1,755	1,873
Other business lines (b)	27	9	8	44	181	7,374	7,599
Total commercial mortgage	47	13	8	68	275	9,129	9,472
Lease financing	—	—	—	—	3	856	859
International	4	—	3	7	—	1,286	1,293
Total business loans	74	32	16	122	414	41,841	42,377
Retail loans:
Residential mortgage	27	6	2	35	70	1,422	1,527
Consumer:
Home equity	9	3	—	12	31	1,494	1,537
Other consumer	4	3	5	12	4	600	616
Total consumer	13	6	5	24	35	2,094	2,153
Total retail loans	40	12	7	59	105	3,516	3,680
Total loans	$114	$44	$23	$181	$519	$45,357	$46,057

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Included purchased credit-impaired (PCI) loans with a total carrying value of $29 million and $36 million at March 31, 2013 and December 31, 2012, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
March 31, 2013
Business loans:
Commercial	$26,875	$881	$650	$102	$28,508
Real estate construction:
Commercial Real Estate business line (e)	1,058	80	17	30	1,185
Other business lines (f)	198	2	8	3	211
Total real estate construction	1,256	82	25	33	1,396
Commercial mortgage:
Commercial Real Estate business line (e)	1,457	179	90	86	1,812
Other business lines (f)	6,741	232	354	178	7,505
Total commercial mortgage	8,198	411	444	264	9,317
Lease financing	843	8	2	—	853
International	1,220	48	1	—	1,269
Total business loans	38,392	1,430	1,122	399	41,343
Retail loans:
Residential mortgage	1,487	9	7	65	1,568
Consumer:
Home equity	1,457	7	6	28	1,498
Other consumer	622	23	11	2	658
Total consumer	2,079	30	17	30	2,156
Total retail loans	3,566	39	24	95	3,724
Total loans	$41,958	$1,469	$1,146	$494	$45,067
December 31, 2012
Business loans:
Commercial	$28,032	$820	$558	$103	$29,513
Real estate construction:
Commercial Real Estate business line (e)	921	77	21	30	1,049
Other business lines (f)	176	3	9	3	191
Total real estate construction	1,097	80	30	33	1,240
Commercial mortgage:
Commercial Real Estate business line (e)	1,479	213	87	94	1,873
Other business lines (f)	6,783	258	377	181	7,599
Total commercial mortgage	8,262	471	464	275	9,472
Lease financing	840	9	7	3	859
International	1,230	57	6	—	1,293
Total business loans	39,461	1,437	1,065	414	42,377
Retail loans:
Residential mortgage	1,438	12	7	70	1,527
Consumer:
Home equity	1,489	11	6	31	1,537
Other consumer	581	22	9	4	616
Total consumer	2,070	33	15	35	2,153
Total retail loans	3,508	45	22	105	3,680
Total loans	$42,969	$1,482	$1,087	$519	$46,057

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

(b)
Special mention loans are accruing loans that have potential credit weaknesses that deserve management’s close attention, such as loans to borrowers who may be experiencing financial difficulties that may result in deterioration of repayment prospects from the borrower at some future date. Included in the special mention category were $210 million and $303 million at March 31, 2013 and December 31, 2012, respectively, of loans proactively monitored by management that were considered “pass” by regulatory authorities.

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

(d)
Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Summary of Significant Accounting Policies - on page F-59 in the Corporation's 2012 Annual Report. A significant majority of nonaccrual loans are generally consistent with the "substandard" category and the remainder are generally consistent with the "doubtful" category as defined by regulatory authorities.

(e)	Primarily loans to real estate investors and developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	March 31, 2013	December 31, 2012
Nonaccrual loans	$494	$519
Reduced-rate loans (a)	21	22
Total nonperforming loans	515	541
Foreclosed property	40	54
Total nonperforming assets	$555	$595

(a)
Reduced-rate business loans totaled $6 million at both March 31, 2013 and December 31, 2012, respectively, and reduced-rate retail loans totaled $15 million and $16 million, at March 31, 2013 and December 31, 2012, respectively.

Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2013			2012
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended March 31
Allowance for loan losses:
Balance at beginning of period	$552	$77	$629	$648	$78	$726
Loan charge-offs	(34)	(4)	(38)	(55)	(7)	(62)
Recoveries on loans previously charged-off	12	2	14	14	3	17
Net loan charge-offs	(22)	(2)	(24)	(41)	(4)	(45)
Provision for loan losses	14	(2)	12	25	(2)	23
Balance at end of period	$544	$73	$617	$632	$72	$704

As a percentage of total loans	1.32%	1.97%	1.37%	1.61%	1.94%	1.64%

March 31
Allowance for loan losses:
Individually evaluated for impairment	$60	$—	$60	$143	$1	$144
Collectively evaluated for impairment	484	73	557	489	71	560
Total allowance for loan losses	$544	$73	$617	$632	$72	$704
Loans:
Individually evaluated for impairment	$355	$42	$397	$702	$50	$752
Collectively evaluated for impairment	40,964	3,677	44,641	38,523	3,665	42,188
PCI loans (a)	24	5	29	64	8	72
Total loans evaluated for impairment	$41,343	$3,724	$45,067	$39,289	$3,723	$43,012
(a)    No allowance for loan losses was required for PCI loans at March 31, 2013 and 2012.
Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended March 31,
(in millions)	2013	2012
Balance at beginning of period	$32	$26
Provision for credit losses on lending-related commitments	4	(1)
Balance at end of period	$36	$25

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2013
Business loans:
Commercial	$11	$98	$109	$201	$22
Real estate construction:
Commercial Real Estate business line (a)	—	28	28	41	4
Other business lines (b)	—	—	—	1	—
Total real estate construction	—	28	28	42	4
Commercial mortgage:
Commercial Real Estate business line (a)	4	89	93	151	12
Other business lines (b)	5	120	125	174	22
Total commercial mortgage	9	209	218	325	34
Lease financing	—	—	—	—	—
Total business loans	20	335	355	568	60
Retail loans:
Residential mortgage	34	—	34	40	—
Consumer:
Home equity	4	—	4	6	—
Other consumer	4	—	4	10	—
Total consumer	8	—	8	16	—
Total retail loans (c)	42	—	42	56	—
Total individually evaluated impaired loans	$62	$335	$397	$624	$60
December 31, 2012
Business loans:
Commercial	$2	$117	$119	$207	$26
Real estate construction:
Commercial Real Estate business line (a)	—	26	26	31	4
Other business lines (b)	—	—	—	1	—
Total real estate construction	—	26	26	32	4
Commercial mortgage:
Commercial Real Estate business line (a)	—	99	99	159	18
Other business lines (b)	—	122	122	167	28
Total commercial mortgage	—	221	221	326	46
Lease financing	—	2	2	5	—
International	—	—	—	—	—
Total business loans	2	366	368	570	76
Retail loans:
Residential mortgage	39	—	39	48	—
Consumer:
Home equity	8	—	8	10	—
Other consumer	4	—	4	10	—
Total consumer	12	—	12	20	—
Total retail loans (c)	51	—	51	68	—
Total individually evaluated impaired loans	$53	$366	$419	$638	$76

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans had no related allowance for loan losses, primarily due to policy changes which resulted in direct write-downs of restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to reduced-rate loans.

	2013		2012
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended March 31
Business loans:
Commercial	$114	$1	$236	$1
Real estate construction:
Commercial Real Estate business line (a)	27	—	85	—
Other business lines (b)	—	—	5	—
Total real estate construction	27	—	90	—
Commercial mortgage:
Commercial Real Estate business line (a)	96	—	163	—
Other business lines (b)	124	—	212	1
Total commercial mortgage	220	—	375	1
Lease financing	1	—	3	—
International	—	—	6	—
Total business loans	362	1	710	2
Retail loans:
Residential mortgage	37	—	44	—
Consumer:
Home equity	6	—	3	—
Other consumer	4	—	4	—
Total consumer	10	—	7	—
Total retail loans	47	—	51	—
Total individually evaluated impaired loans	$409	$1	$761	$2

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at March 31, 2013 and 2012 of loans considered to be TDRs that were restructured during the three months ended March 31, 2013 and 2012, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2013				2012
	Type of Modification				Type of Modification
(in millions)	Principal Deferrals (a)		AB Note Restructures (b)	Total Modifications	Principal Deferrals (a)	AB Note Restructures (b)	Total Modifications
Three Months Ended March 31
Business loans:
Commercial	$7		$—	$7	$21	$—	$21
Commercial mortgage:
Commercial Real Estate business line (c)	16		—	16	24	6	30
Other business lines (d)	6		11	17	9	—	9
Total commercial mortgage	22		11	33	33	6	39
Total business loans	29		11	40	54	6	60
Retail loans:
Residential mortgage	1	(e)	—	1	—	—	—
Consumer:
Home equity	1	(e)	—	1	—	—	—
Other consumer	1	(e)	—	1	—	—	—
Total consumer	2		—	2	—	—	—
Total retail loans	3		—	3	—	—	—
Total loans	$32		$11	$43	$54	$6	$60

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

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
At March 31, 2013 and December 31, 2012, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $2 million and $5 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the three months ended March 31, 2013 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the three months ended March 31, 2013 and 2012 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at March 31, 2013 and 2012 of loans modified by principal deferral during the twelve months ended March 31, 2013 and 2012, and those principal deferrals which experienced a subsequent default during the three months ended March 31, 2013 and 2012. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2013			2012
(in millions)	Balance at March 31		Subsequent Default in the Three Months Ended March 31	Balance at March 31	Subsequent Default in the Three Months Ended March 31
Principal deferrals:
Business loans:
Commercial	$12		$1	$92	$12
Real estate construction:
Commercial Real Estate business line (a)	1		—	—	—
Commercial mortgage:
Commercial Real Estate business line (a)	36		16	53	7
Other business lines (b)	17		4	39	8
Total commercial mortgage	53		20	92	15
Total business loans	66		21	184	27
Retail loans:
Residential mortgage	5	(c)	—	—	—
Consumer:
Home equity	4	(c)	—	—	—
Other consumer	2	(c)	—	3	—
Total consumer	6		—	3	—
Total retail loans	11		—	3	—
Total principal deferrals	$77		$21	$187	$27

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
The following table presents information regarding the recorded balance at March 31, 2013 and 2012 of loans modified by interest rate reduction during the twelve months ended March 31, 2013 and 2012, and those reduced-rate loans which experienced a subsequent default during the three months ended March 31, 2013 and 2012. For reduced-rate loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due.

	2013		2012
(in millions)	Balance at March 31	Subsequent Default in the Three Months Ended March 31	Balance at March 31	Subsequent Default in the Three Months Ended March 31
Interest rate reductions:
Business loans:
Commercial	$—	$—	$1	$1
Real estate construction:
Commercial Real Estate business line (a)	—	—	1	—
Commercial mortgage:
Other business lines (b)	2	—	18	2
Lease financing	—	—	3	—
Total business loans	2	—	23	3
Retail loans:
Residential mortgage	1	—	9	1
Consumer:
Other consumer	1	—	—	—
Total retail loans	2	—	9	1
Total interest rate reductions	$4	$—	$32	$4

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

During the twelve months ended March 31, 2013 and 2012 loans with a carrying value of $30 million and $33 million at March 31, 2013 and 2012, respectively, were restructured into two notes (AB note restructures). For AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of AB note restructures during both the three-month periods ended March 31, 2013 and 2012.
Purchased Credit-Impaired Loans
Acquired loans are initially recorded at fair value with no carryover of any allowance for loan losses.
Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable that the Corporation would not be able to collect all contractual amounts due were accounted for as PCI loans. The Corporation aggregated the acquired PCI loans into pools of loans based on common risk characteristics.
The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at March 31, 2013 and December 31, 2012 were as follows. The outstanding balance represents the total amount owed as of March 31, 2013 and December 31, 2012, including accrued but unpaid interest and any amounts previously charged off. No allowance for loan losses was required on the acquired PCI loan pools at both March 31, 2013 and December 31, 2012.

(in millions)	March 31, 2013	December 31, 2012
Acquired PCI loans:
Carrying amount	$29	$36
Outstanding balance	125	138
Changes in the accretable yield for acquired PCI loans for the three months ended March 31, 2013 and 2012 were as follows.

	Three Months Ended March 31,
(in millions)	2013	2012
Balance at beginning of period	$16	$25
Accretion	(4)	(5)
Balance at end of period	$12	$20
NOTE 5 - DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, the Corporation enters into various transactions involving derivative and credit-related financial instruments to manage exposure to fluctuations in interest rate, foreign currency and other market risks and to meet the financing needs of customers (customer-initiated derivatives). These financial instruments involve, to varying degrees, elements of market and credit risk. The Corporation presents derivative instruments at fair value in the consolidated balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty for derivative contracts that are subject to legally enforceable master netting arrangements. Market and credit risk are included in the determination of fair value.
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. For derivatives with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At March 31, 2013, counterparties with bilateral collateral agreements had pledged $75 million of marketable investment securities and deposited $83 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $45 million of investment securities and posted $3 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2013 was $48 million, for which the Corporation had pledged collateral of $33 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2013, the Corporation would have been required to assign an additional $15 million of collateral to its counterparties.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at March 31, 2013 and December 31, 2012. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	March 31, 2013			December 31, 2012
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$1,450	$272	$—	$1,450	$290	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	455	1	1	475	1	—
Total risk management purposes	1,905	273	1	1,925	291	—

Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	564	—	3	545	—	3
Caps and floors purchased	564	3	—	545	3	—
Swaps	11,061	237	193	10,952	263	215
Total interest rate contracts	12,189	240	196	12,042	266	218
Energy contracts:
Caps and floors written	1,875	—	85	1,873	—	112
Caps and floors purchased	1,875	85	—	1,873	112	—
Swaps	2,441	57	55	1,815	61	60
Total energy contracts	6,191	142	140	5,561	173	172
Foreign exchange contracts:
Spot, forwards, options and swaps	2,012	21	22	2,253	20	18
Total customer-initiated and other activities	20,392	403	358	19,856	459	408
Total gross derivatives	$22,297	676	359	$21,781	750	408
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(252)	(252)		(279)	(279)
Netting adjustment - Cash collateral received/posted		(82)	(2)		(11)	—
Net derivatives included in the consolidated balance sheets (b)		342	105		460	129
Amounts not offset in the consolidated balance sheets:
Marketable securities pledged under bilateral collateral agreements		(74)	(45)		(180)	(56)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$268	$60		$280	$73

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(b)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk totaled $5 million and $4 million at March 31, 2013 and December 31, 2012, respectively.

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
As part of a fair value hedging strategy, the Corporation entered into interest rate swap agreements for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. Risk management fair value interest rate swaps generated net interest income of $18 million and $17 million for the three months ended March 31, 2013 and 2012, respectively. The Corporation recognized an insignificant amount of net gains (losses) in "other noninterest income" in the consolidated statements of comprehensive income for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt for both the three-month periods ended March 31, 2013 and 2012.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks.
The Corporation recognized an insignificant amount of net gains on risk management derivative instruments used as economic hedges in "other noninterest income" in the consolidated statements of comprehensive income for both the three-month periods ended March 31, 2013 and 2012.
 The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of March 31, 2013 and December 31, 2012.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
March 31, 2013
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,450	4.2	5.45%	0.51%
December 31, 2012
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,450	4.4	5.45	0.62

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at March 31, 2013 and December 31, 2012.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized an insignificant amount of net gains in “other noninterest income” in the consolidated statements of comprehensive income for both the three-month periods ended March 31, 2013 and 2012.

Notes to Consolidated Financial Statements (unaudited)
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

		Three Months Ended March 31,
(in millions)	Location of Gain	2013	2012
Interest rate contracts	Other noninterest income	$3	$2
Energy contracts	Other noninterest income	1	1
Foreign exchange contracts	Foreign exchange income	9	9
Total		$13	$12
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	March 31, 2013	December 31, 2012
Unused commitments to extend credit:
Commercial and other	$26,683	$25,659
Bankcard, revolving check credit and home equity loan commitments	1,687	1,681
Total unused commitments to extend credit	$28,370	$27,340
Standby letters of credit	$4,908	$4,985
Commercial letters of credit	60	78
Other credit-related financial instruments	1	1
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At March 31, 2013 and December 31, 2012, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $36 million and $32 million, respectively. The Corporation recorded a purchase discount for acquired lending-related commitments. An allowance for credit losses will be recorded on acquired lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. At both March 31, 2013 and December 31, 2012, no allowance was recorded for acquired lending-related commitments and $2 million of purchase discount remained.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $20 million and $19 million at March 31, 2013 and December 31, 2012, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2022. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $319 million and $325 million, respectively, of the $5.0 billion and $5.1 billion standby and commercial letters of credit outstanding at March 31, 2013 and December 31, 2012, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $82 million at March 31, 2013, including $66 million in deferred fees and $16 million in the allowance for credit losses on lending-related commitments. At December 31, 2012, the comparable amounts were $82 million, $69 million and $13 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents a summary of internally classified watch list standby and commercial letters of credit at March 31, 2013 and December 31, 2012. The Corporation's internal watch list is generally consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	March 31, 2013	December 31, 2012
Total watch list standby and commercial letters of credit	$142	$144
As a percentage of total outstanding standby and commercial letters of credit	2.9%	2.9%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of March 31, 2013 and December 31, 2012, the total notional amount of the credit risk participation agreements was approximately $594 million and $574 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $10 million and $11 million at March 31, 2013 and December 31, 2012, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of March 31, 2013, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.7 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B shares. The fair value of the derivative liability, included in "accrued expenses and other liabilities" on the consolidated balance sheets, was $1 million at both March 31, 2013 and December 31, 2012, respectively.
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
The Corporation accounts for its interest in these entities on either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement with these entities at March 31, 2013 was limited to approximately $371 million, which reflected the carrying value of the Corporation's investment and unfunded commitments for future investments.
As an investor, the Corporation obtains income tax credits and deductions from the operating losses of these tax credit entities. The income tax credits and deductions are allocated to the investors based on their ownership percentages and are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable. Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

noninterest income” on the consolidated statements of comprehensive income. In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($121 million at March 31, 2013).
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the three months ended March 31, 2013 and 2012.
The following table summarizes the impact of these VIEs on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended March 31,
(in millions)	2013	2012
Other noninterest income	$(14)	$(14)
Benefit for income taxes (a)	(14)	(14)

(a)	Income tax credits from low income housing tax credit/historic rehabilitation tax credit partnerships.
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2012 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	March 31, 2013	December 31, 2012
Parent company
Subordinated notes:
4.80% subordinated notes due 2015	$327	$330
Medium-term notes:
3.00% notes due 2015	299	299
Total parent company	626	629
Subsidiaries
Subordinated notes:
7.375% subordinated notes due 2013	50	51
5.70% subordinated notes due 2014	264	267
5.75% subordinated notes due 2016	691	694
5.20% subordinated notes due 2017	587	593
Floating-rate based on LIBOR index subordinated notes due 2018	26	26
8.375% subordinated notes due 2024	186	186
7.875% subordinated notes due 2026	236	241
Total subordinated notes	2,040	2,058
Federal Home Loan Bank advances:
Floating-rate based on LIBOR indices due 2013 to 2014	2,000	2,000
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	33	33
Total subsidiaries	4,073	4,091
Total medium- and long-term debt	$4,699	$4,720
The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank) is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB advances bear interest at variable rates based on LIBOR and were secured by a blanket lien on $14 billion of real estate-related loans at March 31, 2013.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the three months ended March 31, 2013 and 2012, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Three Months Ended March 31,
(in millions)	2013	2012
Accumulated net unrealized gains on investment securities available-for-sale:
Balance at beginning of period, net of tax	$150	$129

Net unrealized holding gains (losses) arising during the period	(18)	35
Less: Provision (benefit) for income taxes	(7)	13
Net unrealized holding gains (losses) arising during the period, net of tax	(11)	22
Less:
Net realized gains included in net securities gains	—	5
Less: Provision for income taxes	—	2
Reclassification adjustment for net securities gains included in net income, net of tax	—	3
Change in net unrealized gains on investment securities available-for-sale, net of tax	(11)	19
Balance at end of period, net of tax	$139	$148

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(563)	$(485)

Net defined benefit pension and other postretirement adjustment arising during the period, net of tax	—	—
Less:
Amortization of actuarial net loss	(21)	(15)
Amortization of prior service cost	(1)	(1)
Amortization of transition obligation	—	(1)
Amounts recognized in employee benefits expense	(22)	(17)
Less: Benefit for income taxes	(8)	(6)
Adjustment for amounts recognized as components of net periodic benefit cost during the period, net of tax	(14)	(11)
Change in defined benefit pension and other postretirement plans adjustment, net of tax	14	11
Balance at end of period, net of tax	$(549)	$(474)
Total accumulated other comprehensive loss at end of period, net of tax	$(410)	$(326)
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended March 31,
(in millions, except per share data)	2013	2012
Basic and diluted
Net income	$134	$130
Less:
Income allocated to participating securities	2	1
Net income attributable to common shares	$132	$129

Basic average common shares	185	195

Basic net income per common share	$0.71	$0.66

Basic average common shares	185	195
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	—	1
Net effect of the assumed exercise of warrants	2	—
Diluted average common shares	187	196

Diluted net income per common share	$0.70	$0.66

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income per common share because the prices of the options and warrants were greater than the average market price of common shares for the period.

	Three Months Ended March 31,
(shares in millions)	2013	2012
Average outstanding options	15.1	17.6
Range of exercise prices	$34.78 - $61.94	$30.77 - $64.50
Average outstanding warrants		0.6
Exercise price		$30.36
NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2013	2012
Service cost	$9	$8
Interest cost	19	19
Expected return on plan assets	(33)	(28)
Amortization of prior service cost	1	1
Amortization of net loss	19	13
Net periodic defined benefit cost	$15	$13

Non-Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2013	2012
Service cost	$1	$1
Interest cost	3	2
Amortization of net loss	2	2
Net periodic defined benefit cost	$6	$5

Postretirement Benefit Plan	Three Months Ended March 31,
(in millions)	2013	2012
Interest cost	$1	$1
Expected return on plan assets	(1)	(1)
Amortization of transition obligation	—	1
Net periodic postretirement benefit cost	$—	$1
For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2012 Annual Report.
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At March 31, 2013, net unrecognized tax benefits were $42 million, compared to $21 million at March 31, 2012. The increase in unrecognized tax benefits of $21 million was primarily the result of the recognition of various federal and state settlements. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a decrease of net unrecognized tax benefits of $30 million within the next twelve months. Included in "accrued expense and other liabilities" on the consolidated balance sheets was a $4 million liability for tax-related interest and penalties at March 31, 2013, compared to a $7 million receivable at March 31, 2012. The $11 million increase in accrued interest and penalties payable from March 31, 2012 to March 31, 2013 was primarily a result of actual and anticipated settlements with tax authorities.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Litigation-related expense of $3 million and $11 million and legal fees of $8 million and $9 million were included in “other noninterest expenses” on the consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, respectively. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows.
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
In the first quarter 2013, the Corporation changed the method of assigning the allowance for loan losses to each business segment. In 2012, national probability of default and loss given default statistics were incorporated into the Corporation's allowance methodology. Each business segment was assigned an allowance for loan losses based on market-specific standard reserve factors

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

applied to the loans in each segment, and the difference between the total allowance required on a national basis and the market-specific allowances was allocated based on the relative loan balances in each segment. Effective first quarter 2013, each segment is assigned an allowance for loan losses by applying national standard reserve factors to the loan balances in each segment by risk rating distribution. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at March 31, 2013.
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting performance can be found in the section entitled "Business Segments" in the financial review.
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
For further information on the methodologies which form the basis for these results refer to Note 22 to the consolidated financial statements in the Corporation's 2012 Annual Report.
Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended March 31, 2013
Earnings summary:
Net interest income (expense) (FTE)	$375	$155	$46	$(167)	$7	$416
Provision for credit losses	20	6	(6)	—	(4)	16
Noninterest income	77	41	65	14	3	200
Noninterest expenses	146	175	79	3	13	416
Provision (benefit) for income taxes (FTE)	88	5	13	(58)	2	50
Net income (loss)	$198	$10	$25	$(98)	$(1)	$134
Net credit-related charge-offs	$16	$8	$—	$—	$—	$24

Selected average balances:
Assets	$35,780	$5,973	$4,738	$11,747	$5,213	$63,451
Loans	34,753	5,276	4,588	—	—	44,617
Deposits	25,514	21,049	3,682	275	172	50,692

Statistical data:
Return on average assets (a)	2.19%	0.18%	2.12%	N/M	N/M	0.84%
Efficiency ratio (b)	32.30	89.37	71.09	N/M	N/M	67.58
(Table continues on following page).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended March 31, 2012
Earnings summary:
Net interest income (expense) (FTE)	$373	$167	$47	$(152)	$8	$443
Provision for credit losses	2	6	12	—	2	22
Noninterest income	81	42	65	13	5	206
Noninterest expenses	158	183	80	3	24	448
Provision (benefit) for income taxes (FTE)	91	7	7	(54)	(2)	49
Net income (loss)	$203	$13	$13	$(88)	$(11)	$130
Net credit-related charge-offs	$28	$12	$5	$—	$—	$45

Selected average balances:
Assets	$33,178	$6,173	$4,636	$11,827	$5,531	$61,345
Loans	32,238	5,462	4,569	—	—	42,269
Deposits	23,997	20,373	3,611	161	169	48,311

Statistical data:
Return on average assets (a)	2.45%	0.25%	1.07%	N/M	N/M	0.85%
Efficiency ratio (b)	34.86	87.54	75.00	N/M	N/M	69.70

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at March 31, 2013.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.
Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended March 31, 2013
Earnings summary:
Net interest income (expense) (FTE)	$189	$171	$135	$81	$(160)	$416
Provision for credit losses	(8)	21	8	(1)	(4)	16
Noninterest income	92	35	31	25	17	200
Noninterest expenses	168	97	91	44	16	416
Provision (benefit) for income taxes (FTE)	44	32	23	7	(56)	50
Net income (loss)	$77	$56	$44	$56	$(99)	$134
Net credit-related charge-offs	$5	$10	$6	$3	$—	$24

Selected average balances:
Assets	$14,042	$13,795	$10,795	$7,859	$16,960	$63,451
Loans	13,650	13,542	10,071	7,354	—	44,617
Deposits	20,255	14,356	9,959	5,675	447	50,692

Statistical data:
Return on average assets (a)	1.45%	1.45%	1.53%	2.85%	N/M	0.84%
Efficiency ratio (b)	59.53	47.04	54.99	42.11	N/M	67.58
(Table continues on following page).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended March 31, 2012
Earnings summary:
Net interest income (expense) (FTE)	$196	$165	$150	$76	$(144)	$443
Provision for credit losses	(3)	(3)	25	1	2	22
Noninterest income	98	33	31	26	18	206
Noninterest expenses	179	99	93	50	27	448
Provision (benefit) for income taxes (FTE)	40	38	22	5	(56)	49
Net income (loss)	$78	$64	$41	$46	$(99)	$130
Net credit-related charge-offs	$18	$11	$7	$9	$—	$45

Selected average balances:
Assets	$14,092	$12,310	$10,080	$7,505	$17,358	$61,345
Loans	13,829	12,096	9,295	7,049	—	42,269
Deposits	19,415	13,688	10,229	4,649	330	48,311

Statistical data:
Return on average assets (a)	1.53%	1.74%	1.43%	2.43%	N/M	0.85%
Efficiency ratio (b)	60.88	50.50	51.10	51.93	N/M	69.70

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on course," "trend," "objective," "looks forward" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services, and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, Comerica's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions; changes in monetary and fiscal policies, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; changes in the Corporation's credit rating; the interdependence of financial service companies; changes in regulation or oversight; unfavorable developments concerning credit quality; any future acquisitions or divestitures; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries of the Corporation's customers; the implementation of the Corporation's strategies and business models; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; operational difficulties, failure of technology infrastructure or information security incidents; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; competitive product and pricing pressures among financial institutions within the Corporation's markets; changes in customer behavior; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; the impact of legal and regulatory proceedings or determinations; the effectiveness of methods of reducing risk exposures; the effects of terrorist activities and other hostilities; the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods; changes in accounting standards and the critical nature of the Corporation's accounting policies. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to "Item 1A. Risk Factors" beginning on page 13 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
Net income for the three months ended March 31, 2013 was $134 million, an increase of $4 million from $130 million for the three months ended March 31, 2012. The increase in net income in the three months ended March 31, 2013, compared to the same period in 2012, reflected decreases of $6 million in the provision for credit losses and $32 million in noninterest expenses, partially offset by decreases of $26 million in net interest income and $6 million in noninterest income and an increase of $2 million in the provision for income taxes. Net income per diluted common share was $0.70 for the three months ended March 31, 2013, compared to $0.66 for the same period one year ago.
Full-Year 2013 Outlook Compared to Full-Year 2012
For full-year 2013, management expects the following compared to 2012, assuming a continuation of the current slow growing economic environment:

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

•
Customer-driven noninterest income relatively stable, reflecting cross-sell initiatives and selective pricing adjustments partially offset by regulatory pressures on certain products, such as customer derivatives. Outlook does not include expectations for non-customer driven income.

•	Lower noninterest expense, reflecting further cost savings due to tight expense control and no restructuring expenses.

•	Effective tax rate of approximately 27.5 percent.
Net Interest Income
Net interest income was $416 million for the three months ended March 31, 2013, a decrease of $26 million compared to $442 million for the same period in 2012. The decrease in net interest income in the three months ended March 31, 2013, compared to the same period in 2012, resulted primarily from a decrease in yields, a $14 million decrease in the accretion of the purchase discount on the acquired loan portfolio and one less day in the first quarter 2013, partially offset by an increase in average earning assets. Average earning assets increased $2.4 billion, or 4 percent, to $58.6 billion for the three months ended March 31, 2013, compared $56.2 billion for the same period in 2012. The increase in average earning assets primarily reflected increases of $2.3 billion in average loans and $132 million in average investment securities available-for-sale. The net interest margin (FTE) for the three months ended March 31, 2013 decreased 31 basis points to 2.88 percent, from 3.19 percent for the comparable period in 2012, primarily from decreased yields on loans and mortgage-backed investment securities and a decrease in accretion of the purchase discount on the acquired loan portfolio, partially offset by lower deposit rates. The decrease in loan yields reflected a shift in the average loan portfolio mix, largely due to an increase in lower-yielding average commercial loans as well as decreases in higher-yielding commercial mortgage and real estate construction loans, lower LIBOR rates and positive credit quality migration throughout the portfolio. Yields on mortgage-backed investment securities decreased as a result of prepayments on higher-yielding securities and new investments in lower-yielding securities impacted by the lower rate environment. Accretion of the purchase discount on the acquired loan portfolio increased the net interest margin by 8 basis points in the three months ended March 31, 2013, compared to 18 basis points in the same period in 2012, and excess liquidity reduced the net interest margin by approximately 17 basis points in the three months ended March 31, 2013, compared to 21 basis points in the same period in 2012. Excess liquidity was represented by $3.7 billion and $3.8 billion of average balances deposited with the Federal Reserve Bank (FRB) in first three months of 2013 and 2012, respectively, included in “interest-bearing deposits with banks” on the consolidated balance sheets. The "Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table that follows provides an analysis of net interest income (FTE) for the three months ended March 31, 2013 and 2012 and details the components of the change in net interest income on a FTE basis for the three months ended March 31, 2013 compared to the same period in the prior year.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	March 31, 2013			March 31, 2012
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$28,056	$229	3.31%	$24,736	$219	3.56%
Real estate construction loans	1,314	13	4.15	1,453	17	4.58
Commercial mortgage loans	9,398	95	4.08	10,202	119	4.73
Lease financing	857	7	3.23	897	8	3.41
International loans	1,282	11	3.62	1,205	11	3.76
Residential mortgage loans	1,556	17	4.39	1,519	18	4.77
Consumer loans	2,154	18	3.36	2,257	20	3.49
Total loans (a)	44,617	390	3.54	42,269	412	3.92

Auction-rate securities available-for-sale	176	—	0.31	352	—	0.63
Other investment securities available-for-sale	9,845	53	2.21	9,537	63	2.73
Total investment securities available-for-sale	10,021	53	2.17	9,889	63	2.65

Interest-bearing deposits with banks (b)	3,852	2	0.27	3,892	2	0.26
Other short-term investments	117	1	2.30	135	1	1.97
Total earning assets	58,607	446	3.09	56,185	478	3.44

Cash and due from banks	979			999
Allowance for loan losses	(633)			(737)
Accrued income and other assets	4,498			4,898
Total assets	$63,451			$61,345

Money market and interest-bearing checking deposits	$21,294	7	0.14	$20,795	10	0.19
Savings deposits	1,623	—	0.03	1,543	—	0.08
Customer certificates of deposit	5,744	7	0.47	5,978	8	0.57
Foreign office time deposits	525	1	0.55	358	1	0.57
Total interest-bearing deposits	29,186	15	0.21	28,674	19	0.26
Short-term borrowings	123	—	0.11	78	—	0.11
Medium- and long-term debt	4,707	15	1.32	4,940	16	1.34
Total interest-bearing sources	34,016	30	0.36	33,692	35	0.42

Noninterest-bearing deposits	21,506			19,637
Accrued expenses and other liabilities	973			1,077
Total shareholders’ equity	6,956			6,939
Total liabilities and shareholders’ equity	$63,451			$61,345

Net interest income/rate spread (FTE)		$416	2.73		$443	3.02

FTE adjustment		$—			$1

Impact of net noninterest-bearing sources of funds			0.15			0.17
Net interest margin (as a percentage of average earning assets) (FTE) (a) (b)			2.88%			3.19%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $11 million and $25 million increased the net interest margin by 8 basis points and 18 basis points in the three months ended March 31, 2013 and 2012, respectively.

(b)
Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 17 basis points and 21 basis points in the three months ended March 31, 2013 and 2012, respectively.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	March 31, 2013/March 31, 2012
(in millions)	Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Loans	$(39)	(b)	$17	$(22)	(b)
Investment securities available-for-sale	(12)		2	(10)
Total interest income (FTE)	(51)		19	(32)

Interest Expense:
Interest-bearing deposits	(4)		—	(4)
Medium- and long-term debt	—		(1)	(1)
Total interest expense	(4)		(1)	(5)
Net interest income (FTE)	$(47)		$20	$(27)

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Reflected a decrease of $14 million in accretion of the purchase discount on the acquired loan portfolio.
Provision for Credit Losses
The provision for credit losses was $16 million for the three months ended March 31, 2013, compared to $22 million for the same period in 2012. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. For discussion of the methodology used in the determination of the allowance for loan losses, refer to the "Credit Risk" and "Critical Accounting Policies" sections of this financial review. The provision for loan losses was $12 million for the three months ended March 31, 2013, compared to $23 million for the three months ended March 31, 2012. The decrease of $11 million in the provision for loan losses in the three months ended March 31, 2013, compared to the same period in 2012, resulted primarily from continued improvements in credit quality in the loan portfolio, in part reflecting improvements in the U.S. economy. Improvements in credit quality included a decline of $1.1 billion in the Corporation's internal watch list loans from March 31, 2012 to March 31, 2013. Reflected in the decline in watch list loans was a decrease in nonaccrual loans of $336 million. The Corporation's internal watch list is generally consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities.
Net loan charge-offs in the first three months of 2013 decreased $21 million to $24 million, or 0.21 percent of average total loans, compared to $45 million, or 0.43 percent, for the first three months of 2012. The $21 million decrease in net loan charge-offs in the first three months of 2013, compared to the same period in 2012, primarily reflected decreases in Commercial Real Estate ($15 million) and Private Banking ($6 million). Net loan charge-offs decreased in all geographic markets in the first three months of 2013, compared to the same period in 2012.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments increased $5 million to a provision of $4 million in the three months ended March 31, 2013, compared to a benefit of $1 million for the same period in 2012. The $5 million increase in the provision for credit losses on lending-related commitments in the three months ended March 31, 2013, compared to the same period in 2012, resulted primarily from an increase in specific reserves in the first quarter 2013 for standby letters of credit, primarily attributable to a single borrower relationship in the Michigan market. Lending-related commitment charge-offs were insignificant for the three months ended March 31, 2013 and 2012.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended March 31,
(in millions)	2013	2012
Customer-driven income:
Service charges on deposit accounts	$55	$56
Fiduciary income	43	38
Commercial lending fees	21	25
Letter of credit fees	16	17
Card fees	12	11
Foreign exchange income	9	10
Brokerage fees	5	5
Other customer-driven income (a)	23	22
Total customer-driven noninterest income	184	184
Noncustomer-driven income:
Bank-owned life insurance	9	10
Net securities gains	—	5
Other noncustomer-driven income (a)	7	7
Total noninterest income	$200	$206

(a)	The table that follows below illustrates further details on certain categories included in other noninterest income.
Noninterest income was $200 million for the three months ended March 31, 2013, a decrease of $6 million compared to $206 million for the same period in 2012. Fiduciary income increased $5 million, primarily reflecting an increase in personal trust fees, largely driven by an increase in the volume of fiduciary services sold and increases in market value. Commercial lending fees decreased $4 million in the three months ended March 31, 2013, compared to the same period in the prior year, primarily due to a decrease in syndication agent fees. Net securities gains decreased $5 million, as first quarter 2012 included net securities gains from the redemption of auction-rate securities.

	Three Months Ended March 31,
(in millions)	2013	2012
Other noninterest income:
Other customer-driven income:
Investment banking fees	$5	$6
Customer derivative income	4	3
Insurance commissions	4	3
All other customer-driven income	10	10
Total other customer-driven income	23	22
Other noncustomer-driven income:
Securities trading income	5	5
Deferred compensation asset returns (a)	3	4
Income from principal investing and warrants	2	1
Amortization of low income housing investments	(14)	(14)
All other noncustomer-driven income	11	11
Total other noncustomer-driven income	7	7
Total other noninterest income	$30	$29

(a)
Compensation deferred by the Corporation's officers is invested based on investment selections of the officers. Income earned on these assets is reported in noninterest income and the offsetting increase in liability is reported in salaries expense.

Noninterest Expenses

	Three Months Ended March 31,
(in millions)	2013	2012
Salaries	$188	$201
Employee benefits	63	59
Total salaries and employee benefits	251	260
Net occupancy expense	39	41
Equipment expense	15	17
Outside processing fee expense	28	26
Software expense	22	23
FDIC insurance expense	9	10
Advertising expense	6	7
Other real estate expense	1	4
Other noninterest expenses	45	60
Total noninterest expenses	$416	$448
Noninterest expenses were $416 million for the three months ended March 31, 2013, a decrease of $32 million compared to $448 million for the same period in 2012. Salaries expense decreased $13 million, primarily due to a reduction in staffing levels, lower executive incentive compensation and one less day in the three months ended March 31, 2013, partially offset by an increase in business unit incentives and the impact of annual merit increases effective in the second quarter 2012. Employee benefits expense increased $4 million, primarily reflecting increased pension expense. Other real estate expense decreased $3 million in the three months ended March 31, 2013, compared to the same period in the prior year, primarily due to a decrease in carrying costs, reflecting a lower inventory of other real estate properties. Other noninterest expenses decreased $15 million, primarily reflecting a $10 million decrease in legal and litigation-related expenses, as well as smaller decreases in several other categories of other noninterest expense.
Provision for Income Taxes
The provision for income taxes for the first three months of 2013 was $50 million, compared to $48 million for the same period in 2012. The $2 million increase in the provision for income taxes in the first three months of 2013, compared to the same period in 2012, was primarily due to an increase in pretax income.
Net deferred tax assets were $222 million at March 31, 2013, compared to $254 million at December 31, 2012. The decrease of $32 million resulted primarily from the utilization of tax credits. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed at both March 31, 2013 and December 31, 2012. This conclusion was based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events.

STRATEGIC LINES OF BUSINESS
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
In the first quarter 2013, the Corporation changed the method of assigning the allowance for loan losses to each segment. In 2012, national probability of default and loss given default statistics were incorporated into the Corporation's allowance methodology. Each segment was assigned an allowance for loan losses based on market-specific standard reserve factors applied to the loans in each segment, and the difference between the total allowance required on a national basis and the market-specific allowances was allocated based on the relative loan balances in each segment. Effective first quarter 2013, each segment is assigned an allowance for loan losses by applying national standard reserve factors to the loan balances in each segment by risk rating distribution. For comparability purposes, amounts in all periods are based on segments and methodologies in effect at March 31, 2013. For further information regarding the Corporation's segment methodologies, refer to page F-13 of the Corporation's 2012 Annual Report.
Business Segments
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business segments for the three months ended March 31, 2013 and 2012.
The following table presents net income (loss) by business segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2013		2012
Business Bank	$198	85%	$203	89%
Retail Bank	10	4	13	6
Wealth Management	25	11	13	5
	233	100%	229	100%
Finance	(98)		(88)
Other (a)	(1)		(11)
Total	$134		$130
(a)    Includes items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $198 million for the three months ended March 31, 2013 decreased $5 million, compared to $203 million for the three months ended March 31, 2012. Net interest income (FTE) of $375 million increased $2 million in the three months ended March 31, 2013, primarily due to the benefit provided by an increase of $2.5 billion in average loans, an increase in net funds transfer pricing (FTP) credits and lower deposit rates, partially offset by lower loan yields and a $9 million decrease in accretion of the purchase discount on the acquired loan portfolio. The increase in net FTP credits reflected the benefit provided by an increase of $1.5 billion in average deposits. The provision for credit losses increased $18 million, to $20 million for the three months ended March 31, 2013, compared to the same period in the prior year, primarily due to first quarter 2013 enhancements to the approach utilized to determine the allowance for loan losses and loan growth, partially offset by improvements in credit quality and reflecting increases in Middle Market, primarily in Technology and Life Sciences, and Corporate, partially offset by a decrease in Commercial Real Estate. Net credit-related charge-offs of $16 million decreased $12 million in the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily reflecting a decrease in Commercial Real Estate. Noninterest income of $77 million for the three months ended March 31, 2013 decreased $4 million from the comparable period in the prior year, primarily due to a decrease in commercial lending fees ($4 million). Noninterest expenses of $146 million for the three months ended March 31, 2013 decreased $12 million compared to the same period in the prior year, primarily due to decreases in corporate overhead expense ($7 million) and lower processing costs ($3 million).
Net income for the Retail Bank of $10 million for the three months ended March 31, 2013 decreased $3 million, compared to $13 million for the three months ended March 31, 2012. Net interest income (FTE) of $155 million decreased $12 million in the three months ended March 31, 2013, primarily due to a $5 million decrease in accretion of the purchase discount on the acquired loan portfolio, lower loan yields and a $186 million decrease in average loans, partially offset by an increase in net FTP credits, primarily due to the benefit provided by an increase of $676 million in average deposits. The provision for credit losses of $6 million for the three months ended March 31, 2013 was unchanged from the comparable period in the prior year. Net credit-related charge-offs of $8 million for the three months ended March 31, 2013 decreased $4 million compared to the three months ended March 31, 2012, primarily reflecting a decrease in Small Business in the California market. Noninterest income of $41 million for the three months ended March 31, 2013 decreased $1 million compared to the three months ended March 31, 2012. Noninterest expenses of $175 million for the three months ended March 31, 2013 decreased $8 million from the comparable period in the prior year, primarily due to a decrease in corporate overhead expense ($4 million) and smaller decreases in several other noninterest expense categories.
Wealth Management's net income of $25 million for the three months ended March 31, 2013 increased $12 million, compared to $13 million for the three months ended March 31, 2012. Net interest income (FTE) of $46 million for the three months ended March 31, 2013 decreased $1 million compared to the three months ended March 31, 2012. Average deposits increased $71 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, while average loans decreased $19 million. The provision for credit losses was a benefit of $6 million for the three months ended March 31, 2013, a decrease of $18 million compared to the three months ended March 31, 2012, primarily due to improvements in credit quality. Net credit-related charge-offs were insignificant for the three months ended March 31, 2013, compared to net credit-related charge-offs of $5 million in the three months ended March 31, 2012. Noninterest income of $65 million was unchanged from the comparable period in the prior year, as increases in fiduciary income ($3 million) and smaller increases in several noninterest income categories were offset by a decrease in net securities gains ($5 million). Noninterest expenses of $79 million for the three months ended March 31, 2013 decreased $1 million from the three months ended March 31, 2012.
The net loss in the Finance segment was $98 million for the three months ended March 31, 2013, compared to a net loss of $88 million for the three months ended March 31, 2012. Net interest expense (FTE) of $167 million for the three months ended March 31, 2013 increased $15 million, compared to the three months ended March 31, 2012, primarily reflecting a $10 million decrease in interest earned on mortgage-backed investment securities. Noninterest income of $14 million for the three months ended March 31, 2013 increased $1 million compared to the three months ended March 31, 2012. Noninterest expenses of $3 million for the three months ended March 31, 2013 were unchanged from the comparable period in the prior year.
The net loss in the Other category of $1 million for the three months ended March 31, 2013 decreased $10 million, compared to a net loss of $11 million for the three months ended March 31, 2012. The decrease in net loss primarily reflected an $11 million decrease in noninterest expenses, primarily due to an $8 million decrease in litigation-related expenses.
Market Segments
Market segment results are provided for the Corporation's three largest geographic markets: Michigan, California and Texas. In addition to the three largest geographic markets, Other Markets is also reported as a market segment. The Finance & Other category includes the Finance segment and the Other category as previously described in the "Business Segments" section of this financial review. The table and narrative below present the market results based on the structure and methodologies in effect at March 31, 2013. Note 13 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the three months ended March 31, 2013 and 2012.
The following table presents net income (loss) by market segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2013		2012
Michigan	$77	33%	$78	34%
California	56	24	64	28
Texas	44	19	41	18
Other Markets	56	24	46	20
	233	100%	229	100%
Finance & Other (a)	(99)		(99)
Total	$134		$130
(a)    Includes items not directly associated with the market segments.
The Michigan market's net income of $77 million for the three months ended March 31, 2013 decreased $1 million, compared to $78 million for the three months ended March 31, 2012. Net interest income (FTE) of $189 million for the three months ended March 31, 2013 decreased $7 million from the comparable period in the prior year, primarily due to lower loan yields and the impact of a $179 million decrease in average loans, partially offset by lower deposit rates and a decrease in net FTP costs, reflecting the benefit provided by a $840 million increase in average deposits. The provision for credit losses was a benefit of $8 million for the three months ended March 31, 2013, a decrease of $5 million compared to the same period in the prior year, primarily due to improvements in credit quality and largely reflecting decreases in Commercial Real Estate and Private Banking, partially offset by increases in Corporate and Small Business. Net credit-related charge-offs of $5 million for the three months ended March 31, 2013 decreased $13 million from the comparable period in the prior year, primarily reflecting decreases in

Commercial Real Estate, Middle Market and Private Banking. Noninterest income of $92 million for the three months ended March 31, 2013 decreased $6 million from the comparable period in 2012, primarily due to decreases in card fees ($5 million) and commercial lending fees ($3 million). Noninterest expenses of $168 million in the three months ended March 31, 2013 decreased $11 million from the comparable period in the prior year, primarily due to decreases in corporate overhead expense ($6 million) and smaller decreases in several other noninterest expense categories.
The California market's net income of $56 million decreased $8 million in the three months ended March 31, 2013, compared to $64 million for the three months ended March 31, 2012. Net interest income (FTE) of $171 million for the three months ended March 31, 2013 increased $6 million from the comparable period in the prior year, primarily due to the benefit provided by a $1.4 billion increase in average loans and an increase in net FTP credits, reflecting the benefit provided by a $668 million increase in average deposits, partially offset by lower loan yields. The provision for credit losses of $21 million in the three months ended March 31, 2013 increased $24 million from the comparable period in the prior year, primarily due to first quarter 2013 enhancements to the approach utilized to determine the allowance for loan losses and loan growth and primarily reflecting increases in Technology and Life Sciences and general Middle Market. Net credit-related charge-offs of $10 million in the three months ended March 31, 2013 decreased $1 million compared to the three months ended March 31, 2012, primarily reflecting decreases in Small Business and Commercial Real Estate, partially offset by an increase in Technology and Life Sciences. Noninterest income of $35 million for the three months ended March 31, 2013 increased $2 million from the comparable period in prior year, primarily due to an increase in card fees. Noninterest expenses of $97 million in the three months ended March 31, 2013 decreased $2 million from the comparable period in the prior year, primarily due to a decrease in corporate overhead expense ($3 million).
The Texas market's net income increased $3 million to $44 million for the three months ended March 31, 2013, compared to $41 million for the three months ended March 31, 2012. Net interest income (FTE) of $135 million for the three months ended March 31, 2013 decreased $15 million from the comparable period in the prior year, primarily due to a decrease in accretion of the purchase discount on the acquired loan portfolio of $14 million and lower loan yields, partially offset by the benefit provided by a $776 million increase in average loans. Average deposits decreased $270 million in the three months ended March 31, 2013, compared to the same period in the prior year. The provision for credit losses of $8 million for the three months ended March 31, 2013 decreased $17 million from the comparable period in the prior year, primarily due to improvements in credit quality. Improvements in credit quality included a decline of $201 million in internal watch list loans from March 31, 2012 to March 31, 2013. Net credit-related charge-offs of $6 million for the three months ended March 31, 2013 decreased $1 million from the comparable period in the prior year. Noninterest income of $31 million for the three months ended March 31, 2013 was unchanged from the comparable period in the prior year. Noninterest expenses of $91 million for the three months ended March 31, 2013 decreased $2 million from the three months ended March 31, 2012, primarily reflecting a decrease in corporate overhead expense ($2 million).
Net income in Other Markets of $56 million for the three months ended March 31, 2013 increased $10 million compared to $46 million for the three months ended March 31, 2012. Net interest income (FTE) of $81 million for the three months ended March 31, 2013 increased $5 million from the comparable period in the prior year, primarily due to an increase in net FTP credits, primarily the result of the benefits provided by increases of $1.0 billion in average deposits and $305 million in average loans. The provision for credit losses decreased $2 million in the three months ended March 31, 2013, compared to the same period in the prior year, primarily due to improvements in credit quality. Net credit-related charge-offs of $3 million for the three months ended March 31, 2013 decreased $6 million from the comparable period in the prior year, primarily reflecting decreases in Commercial Real Estate and Private Banking, partially offset by an increase in Environmental Services. Noninterest income of $25 million for the three months ended March 31, 2013 decreased $1 million from the comparable period in the prior year, reflecting a decrease in net securities gains ($5 million), as first quarter 2012 included net securities gains from the redemption of auction-rate securities were partially offset by small increases in several other noninterest income categories. Noninterest expenses of $44 million for the three months ended March 31, 2013 decreased $6 million from the comparable period in the prior year, primarily due to decreases in corporate overhead expense ($2 million) and smaller decreases in several other noninterest expense categories.
The net loss for the Finance & Other category of $99 million in the three months ended March 31, 2013 was unchanged compared to the three months ended March 31, 2012. For further information, refer to the Finance segment and Other category discussions under the "Business Segments" subheading above.

The following table lists the Corporation's banking centers by geographic market segment.

	March 31,
	2013	2012
Michigan	216	218
Texas	137	142
California	105	105
Other Markets:
Arizona	18	18
Florida	10	11
Canada	1	1
Total Other Markets	29	30
Total	487	495

FINANCIAL CONDITION
Total assets were $64.9 billion at March 31, 2013, a decrease of $184 million from $65.1 billion at December 31, 2012, primarily reflecting decreases of $990 million in total loans and $518 million in cash and due from banks, partially offset by a $1.7 billion increase in interest-bearing deposits with banks. On an average basis, total assets decreased $806 million to $63.5 billion in the first quarter 2013, compared to $64.3 billion in the fourth quarter 2012, resulting primarily from decreases of $933 million in average interest-bearing deposits with banks, $229 million in average investment securities available-for-sale and $107 million in accrued income and other assets, partially offset by an increase of $498 million in average loans.
The following tables provide information about the change in the Corporation's average loan portfolio in the first quarter 2013, compared to the fourth quarter 2012.

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2013	December 31, 2012	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$9,941	$9,643	$298	3%
National Dealer Services	3,377	3,141	236	8
Energy	2,969	2,816	153	5
Technology and Life Sciences	1,888	1,776	112	6
Environmental Services	711	678	33	5
Entertainment	604	637	(33)	(5)
Total Middle Market	19,490	18,691	799	4
Corporate	3,441	3,354	87	3
Mortgage Banker Finance	1,737	2,094	(357)	(17)
Commercial Real Estate	718	741	(23)	(3)
Total Business Bank commercial loans	25,386	24,880	506	2
Total Retail Bank commercial loans	1,278	1,200	78	6
Total Wealth Management commercial loans	1,392	1,382	10	1
Total commercial loans	28,056	27,462	594	2
Real estate construction loans	1,314	1,299	15	1
Commercial mortgage loans	9,398	9,519	(121)	(1)
Lease financing	857	839	18	2
International loans	1,282	1,314	(32)	(2)
Residential mortgage loans	1,556	1,525	31	2
Consumer loans	2,154	2,161	(7)	—
Total loans	$44,617	$44,119	$498	1%
Average Loans By Geographic Market:
Michigan	$13,650	$13,415	$235	2%
California	13,542	13,275	267	2
Texas	10,071	9,818	253	3
Other Markets	7,354	7,611	(257)	(3)
Total loans	$44,617	$44,119	$498	1%
Average loans for the three months ended March 31, 2013 increased $498 million, or 1 percent, to $44.6 billion, compared to $44.1 billion for the three months ended December 31, 2012, reflecting an increase of $594 million, or 2 percent in average commercial loans, partially offset by a decrease of $106 million, or 1 percent, in combined commercial mortgage and real estate construction loans. The $594 million increase in average commercial loans primarily reflected an increase in Middle Market ($799 million), partially offset by a decrease in Mortgage Banker Finance ($357 million). The decline in Mortgage Banker Finance, which provides mortgage warehousing lines, reflected a decline in refinancing activity. The increase in Middle Market primarily reflected increases in general Middle Market ($298 million), National Dealer Services ($236 million), Energy ($153 million), and Technology and Life Sciences ($112 million). In general, Middle Market serves customers with annual revenue between $20 million and $500 million; while Corporate serves customers with revenue over $500 million, and Small Business serves customers with revenue under $20 million. Changes in average total loans by geographic market is provided in the table above.
Total liabilities decreased $230 million to $57.9 billion at March 31, 2013, compared to $58.1 billion at December 31, 2012, primarily due to decreases of $502 million in noninterest-bearing deposits and $83 million in accrued expenses and other liabilities, partially offset by a $428 million increase in interest-bearing deposits. On an average basis, total liabilities decreased

$700 million in the first quarter 2013 compared to the fourth quarter 2012, primarily due to a decrease of $1.3 billion in average noninterest-bearing deposits, partially offset by an increase of $662 million in average interest-bearing deposits. The decrease in average noninterest-bearing deposits primarily reflected a decrease in Middle Market ($1.0 billion), largely due to a decline in the Financial Services Division in general Middle Market, which provides services to title and escrow companies. The increase in average interest-bearing deposits primarily reflected increases of $534 million in money market and interest-bearing checking deposits and $110 million in customer certificates of deposit. By geographic market, the decrease in average total deposits of $590 million from the fourth quarter 2012 to the first quarter 2013 primarily reflected a decrease in the California market ($1.1 billion), partially offset by increases in the Michigan market ($237 million), Other Markets ($202 million) and the Texas market ($150 million). The decrease in the California market primarily reflected decreases in the Financial Services Division, Private Banking and Technology and Life Sciences, partially offset by an increase in Corporate.
Capital
Total shareholders' equity increased $46 million to $7.0 billion at March 31, 2013, compared to December 31, 2012. The following table presents a summary of changes in total shareholders' equity in the three months ended March 31, 2013.

(in millions)
Balance at January 1, 2013		$6,942
Net income		134
Cash dividends declared on common stock		(32)
Purchase of common stock		(74)
Other comprehensive income (loss):
Investment securities available-for-sale	$(11)
Defined benefit and other postretirement plans	14
Total other comprehensive income		3
Issuance of common stock under employee stock plans		5
Share-based compensation		10
Balance at March 31, 2013		$6,988
The Federal Reserve completed its review of the Corporation's 2013 capital plan in March 2013 and did not object to the capital distributions contemplated in the plan. The capital plan includes up to $288 million of equity repurchases for the four-quarter period ending March 31, 2014. In January 2013, the Corporation declared a quarterly cash dividend of $0.17 per share, an increase of 13 percent from the fourth quarter 2012 quarterly dividend of $0.15 per share. The January 2013 dividend increase was contemplated in the Corporation's 2012 capital plan.
On November 16, 2010, the Board of Directors of the Corporation authorized the repurchase of up to 12.6 million shares of Comerica Incorporated outstanding common stock and authorized the purchase of up to all 11.5 million of the Corporation's original outstanding warrants. On April 24, 2012 and April 23, 2013, the Board authorized the repurchase of up to an additional 5.7 million shares and up to an additional 10.0 million shares of Comerica Incorporated outstanding common stock, respectively. There is no expiration date for the Corporation's share repurchase program. For further information regarding the repurchase program, refer to Note 13 to the consolidated financial statements in the Corporation's 2012 Annual Report. The following table summarizes the Corporation's repurchase activity during the three months ended March 31, 2013.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
January 2013	837	14,714	926	$32.79	$—
February 2013	973	13,741	976	34.64	—
March 2013	280	13,461	280	35.30	—
Total first quarter 2013	2,090	13,461	2,182	$33.94	$—

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 92 thousand shares shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the three months ended March 31, 2013 . These transactions are not considered part of the Corporation's repurchase program.

(c)	The Corporation made no repurchases of warrants under the repurchase program during the three months ended March 31, 2013.
Risk-based regulatory capital standards are designed to make regulatory capital requirements more sensitive to differences in credit risk profiles among banking institutions and to account for off-balance sheet exposure. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. As shown in the table below, the Corporation's capital ratios increased from December 31, 2012 to March 31, 2013.

The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	March 31, 2013		December 31, 2012
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (a) (b)	$6,748	10.40%	$6,705	10.17%
Tier 1 risk-based (4.00% - minimum) (b)	6,748	10.40	6,705	10.17
Total risk-based (8.00% - minimum) (b)	8,730	13.45	8,695	13.18
Leverage (3.00% - minimum) (b)	6,748	10.76	6,705	10.57
Tangible common equity (a)	6,332	9.86	6,285	9.76

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

(b)	March 31, 2013 capital and ratios are estimated.
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
According to the proposed rules, the Corporation will be subject to the capital conservation buffer of 2.5 percent to avoid restrictions on capital distributions and discretionary bonuses. However, the rules as proposed would not subject the Corporation to the capital countercyclical buffer of up to 2.5 percent or the supplemental leverage ratio. The Corporation currently estimates that its March 31, 2013 capital ratios would be in compliance with the fully phased-in Basel III capital rules as proposed. Under the proposed rules, the Corporation estimates the March 31, 2013 Tier 1 and Tier 1 common risk-based ratio would be 9.4 percent if calculated under the proposed rules. For a reconcilement of this non-GAAP financial measure, refer to the "Supplemental Financial Data" section of this financial review.
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

RISK MANAGMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-23 through F-41 in the Corporation's 2012 Annual Report.
Credit Risk
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
The allowance for loan losses includes specific allowances, based on individual evaluations of certain loans, and allowances for homogeneous pools of loans with similar risk characteristics. In the first quarter 2013, the Corporation implemented enhancements to the approach utilized for determining standard reserve factors for business loans not individually evaluated by changing from a dollar-based migration method for developing probability of default statistics to a count-based method. Under the dollar-based method, each dollar that moved to default received equal weight in the determination of standard reserve factors for each internal risk rating. As a result, the movement of larger loans impacted standard reserve factors more than the movement of smaller loans. By moving to a count-based approach, where each loan that moves to default receives equal weighting, unusually large or small loans will not have a disproportionate influence on the standard reserve factors. The change resulted in a $40 million increase to the allowance for loan losses at March 31, 2013.
At the start of 2013, the U.S. economy was still being influenced by a mix of forces that together, were providing some forward momentum, but were not allowing the economy to grow at its full potential. Monetary policy over the previous quarter was highly accommodative as the Federal Reserve ended its program of reconfiguring its balance sheet, known as"Operation Twist," in December 2012 and launched a new program of outright bond purchases known as "QE3." The fed funds rate has remained exceptionally low, near-zero, and is now linked to a 6.5 percent threshold for the unemployment rate. That threshold is not expected to be reached until late 2014 through mid-2015. Federal fiscal policy tightened at the start of 2013 as federal payroll taxes increased for all workers and income, dividend and capital gains taxes increased for the wealthiest households. The expected combination of tax increases and spending cuts, known as "the Fiscal Cliff," impaired business confidence in late 2012 and early 2013. Fiscal tightening continued through early 2013 as the federal budget sequester enforced cutbacks in defense and non-defense discretionary spending, beginning March 1, 2013. Within the context of expansive monetary policy, repressive fiscal policy and subdued global growth, the domestic U.S. economy began to show more signs of improving over the course of 2012. Residential real estate markets firmed nationwide as residential construction increased and housing prices showed consistent year-over-year price gains. Auto sales improved through the year. Momentum in housing and auto sales is expected to continue through 2013. Commercial real estate markets are expected to show more signs of firming up. Oil drilling activity is expected to remain strong through 2013. Natural gas prices firmed in early 2013 though natural gas drilling activity is expected to remain cooler in 2013 than in recent years. Real Gross Domestic Product growth for the U.S. is expected to average a moderate 2.2 percent over the course of 2013, matching the moderate pace for 2012. The Texas economy will continue to be a job growth leader over 2013. Michigan is expected to benefit from moderate gains in auto sales over the course of 2013, and from firmer commercial and residential real estate conditions. California will feel the broad positive effects of improved real estate markets in the year ahead. High technology industries in Northern California are expected to continue to drive growth for the state.
The allowance for loan losses was $617 million at March 31, 2013, compared to $629 million at December 31, 2012, a decrease of $12 million, or 2 percent. The decrease resulted primarily from a reduction in specific reserves required on collateral-dependent impaired loans, the elimination of certain incremental industry reserves and decreases in loan balances, partially offset by an increase in the allowance for loan losses resulting from the enhancements to the approach utilized for determining standard reserve factors described above. The $12 million decrease in the allowance for loan losses primarily reflected decreased reserves in Commercial Real Estate, general Middle Market, Private Banking and Mortgage Banker Finance, partially offset by increased reserves in Technology and Life Sciences. By market, reserves decreased in Michigan, Other Markets and Texas and increased in California, primarily due to increased reserves in Technology and Life Sciences.
Acquired loans were initially recorded at fair value, which included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses was recorded for these loans at acquisition. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount, either on an individually evaluated basis or based on the pool of acquired loans not deemed credit-impaired at acquisition within each risk rating, as applicable. At March 31, 2013, there was no allowance for loan losses on acquired loans, and $34 million of purchase discount remained, compared to a $3 million allowance for loan losses and $41 million of remaining purchase discount at December 31, 2012.
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
The allowance for credit losses on lending-related commitments was $36 million at March 31, 2013, an increase of $4 million from $32 million at December 31, 2012. The $4 million increase in the allowance for credit losses on lending-related commitments resulted primarily from an increase in specific reserves in the first quarter 2013 for standby letters of credit, primarily attributable to a single borrower relationship in the Michigan market. An allowance for credit losses will be recorded on acquired lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. The purchase discount remaining for acquired lending-related commitments was $2 million at both March 31, 2013 and December 31, 2012. No allowance was recorded on acquired lending-related commitments at March 31, 2013 and December 31, 2012.
For additional information regarding the allowance for credit losses, refer to the "Critical Accounting Policies" section of this financial review and Notes 1 and 4 to these unaudited consolidated financial statements.
Nonperforming Assets
Nonperforming assets include loans on nonaccrual status, troubled debt restructured loans (TDRs) which have been renegotiated to less than the original contractual rates (reduced-rate loans) and foreclosed property. TDRs include performing and nonperforming loans. Nonperforming TDRs are either on nonaccrual or reduced-rate status. Nonperforming assets do not include purchased credit impaired (PCI) loans.

SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

(dollar amounts in millions)	March 31, 2013	December 31, 2012
Nonaccrual loans:
Business loans:
Commercial	$102	$103
Real estate construction:
Commercial Real Estate business line (a)	30	30
Other business lines (b)	3	3
Total real estate construction	33	33
Commercial mortgage:
Commercial Real Estate business line (a)	86	94
Other business lines (b)	178	181
Total commercial mortgage	264	275
Lease financing	—	3
Total nonaccrual business loans	399	414
Retail loans:
Residential mortgage	65	70
Consumer:
Home equity	28	31
Other consumer	2	4
Total consumer	30	35
Total nonaccrual retail loans	95	105
Total nonaccrual loans	494	519
Reduced-rate loans	21	22
Total nonperforming loans	515	541
Foreclosed property	40	54
Total nonperforming assets	$555	$595
Nonperforming loans as a percentage of total loans	1.14%	1.17%
Nonperforming assets as a percentage of total loans and foreclosed property	1.23	1.29
Allowance for loan losses as a percentage of total nonperforming loans	120	116
Loans past due 90 days or more and still accruing	$25	$23
Loans past due 90 days or more and still accruing as a percentage of total loans	0.05%	0.05%

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.
Nonperforming assets decreased $40 million to $555 million at March 31, 2013, from $595 million at December 31, 2012. The decrease in nonperforming assets primarily reflected decreases in foreclosed property ($14 million), nonaccrual commercial mortgage loans ($11 million) and nonaccrual residential mortgage loans ($5 million). Nonperforming assets as a percentage of total loans and foreclosed property was 1.23 percent at March 31, 2013, compared to 1.29 percent at December 31, 2012.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2013	December 31, 2012
Balance at beginning of period	$519	$665
Loans transferred to nonaccrual (a)	34	36
Nonaccrual business loan gross charge-offs (b)	(34)	(54)
Nonaccrual business loans sold (c)	(7)	(48)
Payments/Other (d)	(18)	(80)
Balance at end of period	$494	$519
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$34	$54
Retail loans	4	6
Total gross loan charge-offs	$38	$60
(c) Analysis of loans sold:
Nonaccrual business loans	$7	$48
Performing watch list loans	12	24
Total loans sold	$19	$72
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

There were 8 borrowers with balances greater than $2 million, totaling $34 million, transferred to nonaccrual status in the first quarter 2013, a decrease of $2 million when compared to $36 million in the fourth quarter 2012. Of the transfers to nonaccrual greater than $2 million in the first quarter 2013, $27 million were from Middle Market. There were no borrowers with balances greater than $10 million transferred to nonaccrual in the first quarter 2013.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,635	$265	1,609	$277
$2 million - $5 million	29	89	35	112
$5 million - $10 million	13	89	11	82
$10 million - $25 million	4	51	4	48
Total	1,681	$494	1,659	$519

The following table presents a summary of nonaccrual loans at March 31, 2013 and loans transferred to nonaccrual and net loan charge-offs for the three months ended March 31, 2013, based primarily on Standard Industrial Classification (SIC) industry categories.

	March 31, 2013		Three Months Ended March 31, 2013
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Real Estate	$141	29%	$—	—%	$(3)	(13)%
Services	77	16	10	28	7	30
Residential Mortgage	68	14	—	—	—	—
Holding & Other Investment Companies	42	8	—	—	2	10
Retail Trade	39	8	14	42	3	11
Hotels	31	6	—	—	3	11
Manufacturing	22	4	—	—	1	4
Utilities	21	4	7	21	7	28
Wholesale Trade	13	3	3	9	2	7
Contractors	6	1	—	—	—	(1)
Natural Resources	5	1	—	—	1	6
Finance	4	1	—	—	—	—
Transportation & Warehousing	1	—	—	—	(1)	(3)
Other (b)	24	5	—	—	2	10
Total	$494	100%	$34	100%	$24	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
The following table presents a summary of TDRs at March 31, 2013 and December 31, 2012.

(in millions)	March 31, 2013	December 31, 2012
Nonperforming TDRs:
Nonaccrual TDRs	$127	$118
Reduced-rate TDRs	21	22
Total nonperforming TDRs	148	140
Performing TDRs (a)	85	92
Total TDRs	$233	$232

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
Performing TDRs included $46 million of commercial mortgage loans (primarily in the Commercial Real Estate and Small Business Banking business lines) and $38 million of commercial loans (primarily in the Middle Market and Corporate business lines) at March 31, 2013.
Loans past due 90 days or more and still accruing are summarized in the following table.

(in millions)	March 31, 2013	December 31, 2012
Business loans:
Commercial	$2	$5
Commercial mortgage	15	8
International	—	3
Total business loans	17	16
Retail loans:
Residential mortgage	3	2
Other consumer	5	5
Total retail loans	8	7
Total loans past due 90 days or more and still accruing	$25	$23
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 30-89 days decreased $11 million to $169 million at March 31, 2013, compared to $158 million at December 31, 2012.

The following table presents a summary of total internal watch list loans. Watch list loans with balances of $2 million or more on nonaccrual status or whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans.

(dollar amounts in millions)	March 31, 2013	December 31, 2012
Total watch list loans	$3,110	$3,088
As a percentage of total loans	6.9%	6.7%
The following table presents a summary of foreclosed property by property type.

(in millions)	March 31, 2013	December 31, 2012
Construction, land development and other land	$11	$16
Single family residential properties	10	19
Other non-land, nonresidential properties	12	12
Other assets	7	7
Total foreclosed property	$40	$54
At March 31, 2013, foreclosed property totaled $40 million and consisted of approximately 142 properties, compared to $54 million and approximately 149 properties at December 31, 2012.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	March 31, 2013	December 31, 2012
Balance at beginning of period	$54	$63
Acquired in foreclosure	5	11
Write-downs	(2)	(3)
Foreclosed property sold (a)	(17)	(17)
Balance at end of period	$40	$54
(a) Net gain on foreclosed property sold	$1	$4
At March 31, 2013, there were 3 foreclosed properties each with a carrying value greater than $2 million, totaling $13 million, compared to 6 foreclosed properties totaling $27 million at December 31, 2012. At March 31, 2013, there were no foreclosed properties with a carrying value greater than $10 million March 31, 2013 and December 31, 2012.
For further information regarding the Corporation's nonperforming assets policies and impaired loans, refer to Note 1 and Note 4 to the consolidated financial statements.
Commercial and Residential Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	March 31, 2013	December 31, 2012
Real estate construction loans:
Commercial Real Estate business line (a)	$1,185	$1,049
Other business lines (b)	211	191
Total real estate construction loans	$1,396	$1,240
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,812	$1,873
Other business lines (b)	7,505	7,599
Total commercial mortgage loans	$9,317	$9,472

(a)	Primarily loans to real estate investors and developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $10.7 billion at March 31, 2013, of which $3.0 billion, or 28 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate investors and developers. The remaining $7.7 billion, or 72 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans.

The real estate construction loan portfolio totaled $1.4 billion at March 31, 2013. The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Of the $1.2 billion of real estate construction loans in the Commercial Real Estate business line, $30 million were on nonaccrual status at March 31, 2013. In other business lines, $3 million of real estate construction loans were on nonaccrual status at March 31, 2013. There were net residential construction loan recoveries of $1 million for the three months ended March 31, 2013.
The commercial mortgage loan portfolio totaled $9.3 billion at March 31, 2013 and included $1.8 billion in the Commercial Real Estate business line and $7.5 billion in other business lines. Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $1.8 billion of commercial mortgage loans in the Commercial Real Estate business line, $86 million were on nonaccrual status at March 31, 2013. Commercial mortgage loan net charge-offs in the Commercial Real Estate business line were insignificant for the three months ended March 31, 2013. In other business lines, $178 million of commercial mortgage loans were on nonaccrual status at March 31, 2013, and net charge-offs were $8 million for the three months ended March 31, 2013.
The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

	March 31, 2013
	Location of Property							December 31, 2012
(dollar amounts in millions) Project Type:	California	Michigan	Texas	Florida	Other	Total	% of Total	Total	% of Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$119	$5	$42	$9	$28	$203	18%	$156	15%
Land development	33	5	3	—	1	42	4	44	4
Total residential	152	10	45	9	29	245	22	200	19
Other construction:
Multi-family	228	—	249	18	31	526	43	406	39
Retail	60	38	85	1	—	184	15	182	17
Office	108	—	18	—	—	126	11	121	12
Multi-use	—	8	23	—	3	34	3	43	4
Land development	3	8	8	—	—	19	2	25	2
Commercial	14	2	1	—	—	17	1	40	4
Other	5	5	—	2	—	12	1	6	1
Other real estate construction loans (a)	—	—	22	—	—	22	2	26	2
Total	$570	$71	$451	$30	$63	$1,185	100%	$1,049	100%
Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Land carry	$59	$28	$9	$18	$35	$149	8%	$143	8%
Single family	21	3	6	1	6	37	2	48	2
Total residential	80	31	15	19	41	186	10	191	10
Other commercial mortgage:
Multi-family	167	48	115	105	3	438	24	376	20
Retail	114	60	60	40	65	339	18	368	20
Office	74	33	44	—	35	186	10	193	10
Commercial	78	29	22	1	25	155	9	167	9
Multi-use	106	7	3	—	9	125	7	161	9
Land carry	54	12	28	8	18	120	7	122	6
Other	37	2	31	—	—	70	4	69	4
Other commercial mortgage loans (a)	20	1	168	4	—	193	11	226	12
Total	$730	$223	$486	$177	$196	$1,812	100%	$1,873	100%

(a)	Acquired loans for which complete information related to project type is not available.

The following table summarizes the Corporation's residential mortgage and home equity loan portfolio by geographic market.

	March 31, 2013				December 31, 2012
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$429	27%	$849	57%	$433	28%	$871	57%
California	585	38	396	26	523	35	404	26
Texas	316	20	211	14	320	21	212	14
Other Markets	238	15	42	3	251	16	50	3
Total	$1,568	100%	$1,498	100%	$1,527	100%	$1,537	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.1 billion at March 31, 2013. Residential mortgages totaled $1.6 billion at March 31, 2013, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.6 billion of residential mortgage loans outstanding, $65 million were on nonaccrual status at March 31, 2013. The home equity portfolio totaled $1.5 billion at March 31, 2013, of which $1.4 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $135 million were closed-end home equity loans. Of the $1.5 billion of home equity loans outstanding, $28 million were on nonaccrual status at March 31, 2013. A majority of the home equity portfolio was secured by junior liens at March 31, 2013. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. The economic recession and significant declines in home values following the financial market turmoil beginning in the fall of 2008 adversely impacted the residential real estate portfolio. As of March 31, 2013, substantially all residential real estate loans past due 90 days or more were placed on nonaccrual status, and substantially all junior lien home equity loans that were current or less than 90 days past due were placed on nonaccrual status if full collection of the senior position was in doubt. Such loans are charged off to current appraised values less costs to sell no later than 180 days past due.
Shared National Credits
Shared National Credit (SNC) loans are facilities greater than $20 million shared by three or more federally supervised financial institutions that are reviewed annually by regulatory authorities at the agent bank level. The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans (876 borrowers at March 31, 2013) were $9.4 billion at both March 31, 2013 and December 31, 2012. SNC net loan charge-offs totaled $3 million for the three months ended March 31, 2013 compared to $14 million for the three months ended March 31, 2012. Nonaccrual SNC loans increased $10 million to $34 million at March 31, 2013, compared to $24 million at December 31, 2012. SNC loans, diversified by both business line and geographic market, comprised approximately 21 percent and 20 percent of total loans at March 31, 2013 and December 31, 2012, respectively. SNC loans are held to the same credit underwriting and pricing standards as the remainder of the loan portfolio.
Energy Lending
The Corporation has a portfolio of energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies. Average loans in the Middle Market - Energy business line for the three months ended March 31, 2013 were $3.0 billion, or approximately 7 percent of total average loans, compared to $2.9 billion, or approximately 6 percent of total average loans, for the three months ended December 31, 2012. Nonaccrual Middle Market - Energy loans totaled $1 million and $3 million at March 31, 2013 and December 31, 2012, respectively. Middle Market - Energy net loan charge-offs totaled $2 million for both the three-month periods ended March 31, 2013 and 2012. Energy loans are diverse in nature, with outstanding balances by customer market segment distributed approximately as follows at March 31, 2013: 67 percent exploration and production (comprised of approximately 50 percent oil, 31 percent mixed and 19 percent natural gas), 19 percent midstream and 14 percent energy services.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $3.0 billion at March 31, 2013, an increase of $24 million compared to $2.9 billion at December 31, 2012. At March 31, 2013, other loans to automotive dealers in the National Dealer Services business line totaled $2.0 billion, including $1.5 billion of owner-occupied commercial real estate mortgage loans, compared to $2.2 billion of other loans to automotive dealers in the National Dealer Service line, including $1.5 billion of owner-occupied commercial real estate mortgage loans, at December 31, 2012 . Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.3 billion at March 31, 2013, compared to $1.2 billion at December 31, 2012.

State and Local Municipalities
In the normal course of business, the Corporation serves the needs of state and local municipalities in multiple capacities, including traditional banking products such as deposit services, loans and letters of credit, investment banking services such as bond underwriting and private placements, and by investing in municipal securities.
The following table summarizes the Corporation's direct exposure to state and local municipalities as of March 31, 2013 and December 31, 2012.

(in millions)	March 31, 2013	December 31, 2012
Loans outstanding	$42	$53
Lease financing	358	359
Investment securities available-for-sale	23	23
Trading account securities	7	19
Standby letters of credit	108	108
Unused commitments to extend credit	37	24
Total direct exposure to state and local municipalities	$575	$586
Indirect exposure comprised $125 million in auction-rate preferred securities collateralized by municipal securities at March 31, 2013, compared to $127 million at December 31, 2012. Additionally, the Corporation is exposed to Automated Clearing House (ACH) transaction risk for those municipalities utilizing this electronic payment and/or deposit method and similar products in their cash flow management. The Corporation sets limits on ACH activity during the underwriting process.
Extensions of credit to state and local municipalities are subjected to the same underwriting standards as other business loans. At March 31, 2013 and December 31, 2012, all outstanding municipal loans and leases were performing according to contractual terms, and one municipal lease was included in the Corporation's internal watch list. Municipal leases are secured by the underlying equipment, and a substantial majority of the leases are fully defeased with AAA-rated U.S. government securities. Substantially all municipal investment securities available-for sale are auction-rate securities. All auction-rate securities are reviewed quarterly for other-than-temporary impairment. All auction-rate municipal securities were rated investment grade, and all auction-rate preferred securities collateralized by municipal securities were rated investment grade and were adequately collateralized at both March 31, 2013 and December 31, 2012. Municipal securities are held in the trading account for resale to customers. In addition, Comerica Securities, a broker-dealer subsidiary of Comerica Bank, underwrites bonds issued by municipalities. All bonds underwritten by Comerica Securities are sold to third party investors.
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

The Corporation does not hold any sovereign exposure to Europe. The Corporation's international strategy as it pertains to Europe is to focus on European companies doing business in North America, with an emphasis on the Corporation's primary geographic markets. The following table summarizes cross-border exposure to entities domiciled in European countries at March 31, 2013 and December 31, 2012.

	Outstanding (a)
(in millions)	Commercial and Industrial	Banks and Other Financial Institutions	Total Outstanding	Unfunded Commitments and Guarantees	Total Exposure
March 31, 2013
United Kingdom	$89	$2	$91	$159	$250
Netherlands	53	—	53	74	127
Germany	2	3	5	55	60
Ireland	10	—	10	20	30
Switzerland	—	20	20	3	23
Luxembourg	1	—	1	19	20
Sweden	9	—	9	10	19
Belgium	—	—	—	18	18
Italy	7	1	8	—	8
France	—	4	4	1	5
Denmark	—	3	3	—	3
Spain	2	—	2	—	2
Hungary	—	1	1	—	1
Total Europe	$173	$34	$207	$359	$566
December 31, 2012
United Kingdom	$110	$10	$120	$149	$269
Netherlands	61	—	61	72	133
Germany	2	3	5	49	54
Ireland	18	—	18	12	30
Switzerland	13	7	20	2	22
Luxembourg	1	—	1	19	20
Sweden	9	—	9	10	19
Belgium	2	—	2	15	17
Italy	6	1	7	—	7
Spain	2	—	2	—	2
France	—	3	3	—	3
Total Europe	$224	$24	$248	$328	$576

(a)	Includes funded loans, bankers acceptances and net counterparty derivative exposure.

For further discussion of credit risk, see the "Credit Risk" section of pages F-23 through F-35 in the Corporation's 2012 Annual Report.
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
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation's core business activities of extending loans and accepting deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 85 percent of the Corporation's loans were floating at March 31, 2013, of which approximately 75 percent were based on LIBOR and 25 percent were based on Prime. This creates a natural imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. The result is that growth and/or contraction in the Corporation's core businesses may lead to sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
The Corporation frequently evaluates net interest income under various balance sheet and interest rate scenarios, looking at a 12-month time horizon, using simulation modeling analysis as its principal risk management evaluation technique. The results of this analysis provides the information needed to assess the balance sheet structure. Changes in economic activity, whether domestic or international, different from the changes management included in its simulation analysis could translate into a materially different interest rate environment than currently expected. Management evaluates a base case net interest income under an unchanged interest rate environment and what is believed to be the most likely balance sheet structure. This base case net interest income is then evaluated against non-parallel interest rate scenarios that increase and decrease 200 basis points in a linear fashion from the base case over 12 months, resulting in an average change in interest rates of 100 basis points over the period. Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of a 25 basis point drop, to zero percent. In addition, consistent with each interest rate scenario, adjustments are made to assumptions regarding asset prepayment levels, yield curves, and overall balance sheet mix and growth. The impact of these assumptions on the balance sheet is based on historical experience. These assumptions are inherently uncertain and, as a result, the model may not precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude and frequency of changes in interest rates, market conditions and management strategies, among other factors. However, the model can indicate the likely direction of change. Existing derivative instruments entered into for risk management purposes are included in the analysis, but no additional hedging is forecasted.
The table below, as of March 31, 2013 and December 31, 2012, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above. The sensitivity from December 31, 2012 to March 31, 2013 increased primarily due to higher forecasted core deposits, though risk to declining interest rates is limited by the current low level of rates.
Sensitivity of Net Interest Income to Changes in Interest Rates

	March 31, 2013		December 31, 2012
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$181	11%	$178	11%
-25 basis points (to zero percent)	(24)	(1)	(23)	(1)
Corporate policy limits adverse change to no more than four percent of management's base case net interest income forecast, and the Corporation was within this policy guideline at March 31, 2013. Interest rate risk is actively managed principally through the use of either on-balance sheet financial instruments or interest rate derivatives to achieve the desired risk profile.
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

The table below, as of March 31, 2013 and December 31, 2012, displays the estimated impact on the economic value of equity from a 200 basis point immediate parallel increase or decrease in interest rates. Similar to the simulation analysis above, due to the current low level of interest rates, the economic value of equity analyses below reflect an interest rate scenario of an immediate 25 basis point drop, to zero percent, while the rising interest rate scenario reflects an immediate 200 basis point rise. The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2012 and March 31, 2013 was primarily driven by changes in market interest rates, a decrease in period-end noninterest-bearing deposits, and forecasted prepayments on the Corporation's mortgage-backed securities portfolio.
Sensitivity of Economic Value of Equity to Changes in Interest Rates

	March 31, 2013		December 31, 2012
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$824	8%	$1,031	10%
-25 basis points (to zero percent)	(166)	(2)	(192)	(2)
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at March 31, 2013 included the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $453 million at March 31, 2013, compared to $612 million at December 31, 2012.
Comerica Bank (the Bank), a subsidiary of the Corporation, is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2013, $14 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings. As of March 31, 2013, the Corporation had $2.0 billion of outstanding borrowings from the FHLB with maturities ranging from May 2013 to May 2014.
Additionally, the Bank had the ability to issue up to $15.0 billion of debt at March 31, 2013 under an existing $15 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of March 31, 2013, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
March 31, 2013	Rating	Outlook	Rating	Outlook
Standard and Poor’s	A-	Stable	A	Stable
Moody’s Investors Service	A3	Stable	A2	Stable
Fitch Ratings	A	Negative	A	Negative
DBRS	A	Stable	A (High)	Stable
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $13.0 billion at March 31, 2013, compared to $12.1 billion at December 31, 2012, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities available-for-sale. At March 31, 2013, the Corporation held excess liquidity, represented by $4.6 billion deposited with the FRB, compared to $2.9 billion at December 31, 2012.

CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation's 2012 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2012, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, valuation methodologies, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-42 through F-47 in the Corporation's 2012 Annual Report. As of the date of this report, there have been no significant changes to the Corporation's critical accounting policies, except as discussed below.
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
The allowance for business loans which do not meet the criteria to be evaluated individually is determined by applying standard reserve factors to the pool of business loans within each internal risk rating. In the first quarter 2013, the Corporation enhanced the approach utilized for determining standard reserve factors by changing from a dollar-based migration method for developing probability of default statistics to a count-based method. Under the dollar-based method, each dollar that moved to default received equal weight in the determination of standard reserve factors for each internal risk rating. Under the count-based approach, each loan that moves to default receives equal weighting. The change resulted in a $40 million increase to the allowance for loan losses at March 31, 2013.
For further discussion of the methodology used in the determination of the allowance for credit losses, refer to the “Allowance for Credit Losses” section in this financial review and Note 1 to the unaudited consolidated financial statements.

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	March 31, 2013	December 31, 2012
Tier 1 Common Capital Ratio:
Tier 1 capital (a) (b)	$6,748	$6,705
Less:
Trust preferred securities	—	—
Tier 1 common capital (b)	$6,748	$6,705
Risk-weighted assets (a) (b)	$64,895	$65,954
Tier 1 risk-based capital ratio (b)	10.40%	10.17%
Tier 1 common capital ratio (b)	10.40	10.17
Basel III Tier 1 and Tier 1 Common Capital Ratio:
Tier 1 and Tier 1 common capital (b)	$6,748
Basel III proposed adjustments (c)	(410)
Basel III Tier 1 and Tier 1 common capital (c)	$6,338
Risk-weighted assets (a) (b)	$64,895
Basel III proposed adjustments (c)	2,609
Basel III risk-weighted assets (c)	$67,504
Tier 1 and Tier 1 common capital ratio (b)	10.4%
Basel III Tier 1 and Tier 1 common capital ratio (c)	9.4%
Tangible Common Equity Ratio:
Common shareholders' equity	$6,988	$6,942
Less:
Goodwill	635	635
Other intangible assets	21	22
Tangible common equity	$6,332	$6,285
Total assets	$64,885	$65,069
Less:
Goodwill	635	635
Other intangible assets	21	22
Tangible assets	$64,229	$64,412
Common equity ratio	10.77%	10.67%
Tangible common equity ratio	9.86	9.76
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$6,988	$6,942
Tangible common equity	6,332	6,285
Shares of common stock outstanding (in millions)	187	188
Common shareholders' equity per share of common stock	$37.38	$36.87
Tangible common equity per share of common stock	33.87	33.38

(a)	Tier 1 capital and risk-weighted assets as defined by regulation.

(b)	March 31, 2013 Tier 1 capital and risk-weighted-assets are estimated.

(c)
March 31, 2013 Basel III Tier 1 common capital and risk-weighted assets are estimated based on the proposed rules for the U.S. adoption of the Basel III regulatory capital framework issued in June 2012, as fully phased in on January 1, 2019.

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
ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. The Corporation maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management has evaluated, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on the evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Corporation's disclosure controls and procedures are effective.

(b)
Changes in Internal Control Over Financial Reporting. During the period to which this report relates, there have not been any changes in the Corporation's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
For information regarding the Corporation's legal proceedings, see "Part I. Item 1. Note 12 – Contingent Liabilities," which is incorporated herein by reference.
ITEM 1A. Risk Factors
There has been no material change in the Corporation's risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2012 in response to Part I, Item 1A. of such Form 10-K. Such risk factors are incorporated herein by reference.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
For information regarding the Corporation's purchase of equity securities, see "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital," which is incorporated herein by reference.

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

10.1†	Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 23, 2013, and incorporated herein by reference).

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Vice Chairman and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMERICA INCORPORATED
(Registrant)

/s/ Muneera S. Carr
Muneera S. Carr
Executive Vice President and
Chief Accounting Officer and
Duly Authorized Officer
Date: April 29, 2013

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

10.1†	Comerica Incorporated 2006 Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 23, 2013, and incorporated herein by reference).

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Vice Chairman and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.