Form 10-Q
period 2013-06-30
COMERICA INC /NEW/
filed 2013-07-29
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
$5 par value common stock:
Outstanding as of July 25, 2013: 184,961,609 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and due from banks	$1,016	$1,395

Federal funds sold	31	100
Interest-bearing deposits with banks	2,878	3,039
Other short-term investments	119	125

Investment securities available-for-sale	9,631	10,297

Commercial loans	29,186	29,513
Real estate construction loans	1,479	1,240
Commercial mortgage loans	9,007	9,472
Lease financing	843	859
International loans	1,209	1,293
Residential mortgage loans	1,611	1,527
Consumer loans	2,124	2,153
Total loans	45,459	46,057
Less allowance for loan losses	(613)	(629)
Net loans	44,846	45,428
Premises and equipment	604	622
Accrued income and other assets	3,822	4,063
Total assets	$62,947	$65,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$21,870	$23,279

Money market and interest-bearing checking deposits	21,677	21,273
Savings deposits	1,677	1,606
Customer certificates of deposit	5,594	5,531
Foreign office time deposits	437	502
Total interest-bearing deposits	29,385	28,912
Total deposits	51,255	52,191
Short-term borrowings	131	110
Accrued expenses and other liabilities	1,049	1,106
Medium- and long-term debt	3,601	4,720
Total liabilities	56,036	58,127

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,160	2,162
Accumulated other comprehensive loss	(538)	(413)
Retained earnings	6,127	5,931
Less cost of common stock in treasury - 42,999,083 shares at 6/30/13 and 39,889,610 shares at 12/31/12	(1,979)	(1,879)
Total shareholders’ equity	6,911	6,942
Total liabilities and shareholders’ equity	$62,947	$65,069
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$388	$408	$778	$819
Interest on investment securities	52	59	105	122
Interest on short-term investments	3	3	6	6
Total interest income	443	470	889	947
INTEREST EXPENSE
Interest on deposits	15	18	30	37
Interest on medium- and long-term debt	14	17	29	33
Total interest expense	29	35	59	70
Net interest income	414	435	830	877
Provision for credit losses	13	19	29	41
Net interest income after provision for credit losses	401	416	801	836
NONINTEREST INCOME
Service charges on deposit accounts	53	53	108	109
Fiduciary income	44	39	87	77
Commercial lending fees	22	24	43	49
Letter of credit fees	16	18	32	35
Card fees	13	12	25	23
Foreign exchange income	9	10	18	20
Bank-owned life insurance	10	10	19	20
Brokerage fees	4	4	9	9
Net securities (losses) gains	(2)	6	(2)	11
Other noninterest income	39	35	69	64
Total noninterest income	208	211	408	417
NONINTEREST EXPENSES
Salaries	182	189	370	390
Employee benefits	63	61	126	120
Total salaries and employee benefits	245	250	496	510
Net occupancy expense	39	40	78	81
Equipment expense	15	16	30	33
Outside processing fee expense	30	26	58	52
Software expense	22	21	44	44
Merger and restructuring charges	—	8	—	8
FDIC insurance expense	8	10	17	20
Advertising expense	6	7	12	14
Other real estate expense	1	1	2	4
Other noninterest expenses	50	55	95	115
Total noninterest expenses	416	434	832	881
Income before income taxes	193	193	377	372
Provision for income taxes	50	50	100	98
NET INCOME	143	143	277	274
Less income allocated to participating securities	2	2	4	3
Net income attributable to common shares	$141	$141	$273	$271
Earnings per common share:
Basic	$0.77	$0.73	$1.48	$1.39
Diluted	0.76	0.73	1.46	1.39

Comprehensive income	15	169	152	329

Cash dividends declared on common stock	32	29	64	49
Cash dividends declared per common share	0.17	0.15	0.34	0.25
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2011	197.3	$1,141	$2,170	$(356)	$5,546	$(1,633)	$6,868
Net income	—	—	—	—	274	—	274
Other comprehensive income, net of tax	—	—	—	55	—	—	55
Cash dividends declared on common stock ($0.25 per share)	—	—	—	—	(49)	—	(49)
Purchase of common stock	(4.1)	—	—	—	—	(125)	(125)
Net issuance of common stock under employee stock plans	1.1	—	(49)	—	(27)	60	(16)
Share-based compensation	—	—	21	—	—	—	21
Other	—	—	2	—	—	(2)	—
BALANCE AT JUNE 30, 2012	194.3	$1,141	$2,144	$(301)	$5,744	$(1,700)	$7,028

BALANCE AT DECEMBER 31, 2012	188.3	$1,141	$2,162	$(413)	$5,931	$(1,879)	$6,942
Net income	—	—	—	—	277	—	277
Other comprehensive loss, net of tax	—	—	—	(125)	—	—	(125)
Cash dividends declared on common stock ($0.34 per share)	—	—	—	—	(64)	—	(64)
Purchase of common stock	(4.1)	—	—	—	—	(146)	(146)
Net issuance of common stock under employee stock plans	1.0	—	(19)	—	(17)	45	9
Share-based compensation	—	—	18	—	—	—	18
Other	—	—	(1)	—	—	1	—
BALANCE AT JUNE 30, 2013	185.2	$1,141	$2,160	$(538)	$6,127	$(1,979)	$6,911
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Six Months Ended June 30,
(in millions)	2013	2012
OPERATING ACTIVITIES
Net income	$277	$274
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	29	41
Provision for deferred income taxes	26	64
Depreciation and amortization	62	67
Net periodic defined benefit cost	44	41
Share-based compensation expense	18	21
Net amortization of securities	18	23
Accretion of loan purchase discount	(18)	(43)
Net securities losses (gains)	2	(11)
Excess tax benefits from share-based compensation arrangements	(2)	(1)
Net change in:
Trading securities	4	(23)
Accrued income receivable	(5)	1
Accrued expenses payable	(35)	(47)
Other, net	(135)	39
Net cash provided by operating activities	285	446
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	1,761	1,893
Purchases	(1,355)	(1,689)
Net change in loans	563	(1,379)
Sales of Federal Home Loan Bank stock	41	3
Proceeds from sales of indirect private equity and venture capital funds	—	1
Other, net	(37)	(34)
Net cash provided by (used in) investing activities	973	(1,205)
FINANCING ACTIVITIES
Net change in:
Deposits	(636)	1,689
Short-term borrowings	21	13
Medium- and long-term debt:
Maturities and redemptions	(1,055)	(193)
Common stock:
Repurchases	(146)	(125)
Cash dividends paid	(61)	(40)
Excess tax benefits from share-based compensation arrangements	2	1
Other, net	8	(2)
Net cash (used in) provided by financing activities	(1,867)	1,343
Net (decrease) increase in cash and cash equivalents	(609)	584
Cash and cash equivalents at beginning of period	4,534	3,556
Cash and cash equivalents at end of period	$3,925	$4,140
Interest paid	$61	$69
Income taxes, tax deposits and tax-related interest paid	22	64
Noncash investing and financing activities:
Loans transferred to other real estate	9	20
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2012.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The Corporation holds a portfolio of warrants for generally nonmarketable equity securities with a fair value of $3 million at June 30, 2013. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. Warrants which contain a net exercise provision or a non-contingent put right embedded in the warrant agreement are accounted for as derivatives and recorded at fair value on a recurring basis using a Black-Scholes valuation model. The Black-Scholes valuation model utilizes five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company. The Corporate Development Department is responsible for the warrant valuation process, which includes reviewing all significant inputs for reasonableness, and for providing valuation results to senior management. Increases in any of these inputs in isolation, with the exception of exercise price, would result in a higher fair value. Increases in exercise price in isolation would result in a lower fair value. The Corporation classifies warrants accounted for as derivatives as Level 3.
The Corporation also holds a derivative contract associated with the 2008 sale of its remaining ownership of Visa Inc. (Visa) Class B shares. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. At June 30, 2013, the fair value of the contract was a liability of $3 million. The recurring fair value of the derivative contract is based on unobservable inputs consisting of management's estimate of the litigation outcome, timing of litigation settlements and payments related to the derivative. Significant increases in the estimate of litigation outcome and the timing of litigation settlements in isolation would result in a significantly higher liability fair value. Significant increases in payments related to the derivative in isolation would result in a significantly lower liability fair value. The Corporation classifies the derivative liability as Level 3.
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments with a carrying value and unfunded commitments of $13 million and $6 million, respectively, at June 30, 2013. These funds generally cannot be redeemed and the majority are not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 17 years. The investments are accounted for on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the Corporation's percentage ownership in the net asset value of the entire fund, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. On a quarterly basis, the Corporate Development Department is responsible, with appropriate oversight and approval provided by senior management, for performing the valuation procedures and updating significant inputs, as are primarily provided by the underlying fund's management. The Corporation classifies fair value measurements of nonmarketable equity securities as Level 3. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value on a nonrecurring basis were insignificant and $2 million at June 30, 2013 and December 31, 2012, respectively.
The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $48 million and $89 million at June 30, 2013 and December 31, 2012, respectively, and its investment in FRB stock totaled $85 million at both June 30, 2013 and December 31, 2012. The Corporation believes its investments in FHLB and FRB stock are ultimately recoverable at par. Therefore, the carrying amount for these restricted equity investments approximates fair value. The Corporation classifies the estimated fair value of such investments as Level 1.
Other real estate
Other real estate is included in “accrued income and other assets” on the consolidated balance sheets and includes primarily foreclosed property. Foreclosed property is initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
Loan servicing rights
Loan servicing rights with a carrying value of $2 million at June 30, 2013, included in “accrued income and other assets” on the consolidated balance sheets and primarily related to Small Business Administration loans, are subject to impairment testing. Loan servicing rights may be carried at fair value on a nonrecurring basis when impairment testing indicates that the fair value of the loan servicing rights is less than the recorded value. A valuation model is used for impairment testing on a quarterly basis, which utilizes a discounted cash flow model, using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management. On a quarterly basis, the Accounting Department is responsible for performing the valuation procedures and updating significant inputs, which are primarily obtained from available third-party market data, with appropriate oversight and approval provided by senior management. If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Corporation classifies loan servicing rights as Level 3.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2013
Trading securities:
Deferred compensation plan assets	$92	$92	$—	$—
Residential mortgage-backed securities (a)	7	—	7	—
State and municipal securities	8	—	8	—
Corporate debt securities	3	—	3	—
Total trading securities	110	92	18	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	20	20	—	—
Residential mortgage-backed securities (a)	9,270	—	9,270	—
State and municipal securities	25	—	—	25	(b)
Corporate debt securities	56	—	55	1	(b)
Equity and other non-debt securities	260	114	—	146	(b)
Total investment securities available-for-sale	9,631	134	9,325	172
Derivative assets:
Interest rate contracts	428	—	428	—
Energy derivative contracts	138	—	138	—
Foreign exchange contracts	24	—	24	—
Warrants	3	—	—	3
Total derivative assets	593	—	590	3
Total assets at fair value	$10,334	$226	$9,933	$175
Derivative liabilities:
Interest rate contracts	$153	$—	$153	$—
Energy derivative contracts	23	—	23	—
Foreign exchange contracts	138	—	138	—
Other	3	—	—	3
Total derivative liabilities	317	—	314	3
Deferred compensation plan liabilities	92	92	—	—
Total liabilities at fair value	$409	$92	$314	$3

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2012
Trading securities:
Deferred compensation plan assets	$88	$88	$—	$—
Residential mortgage-backed securities (a)	4	—	4	—
State and municipal securities	19	—	19	—
Corporate debt securities	3	—	3	—
Total trading securities	114	88	26	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	20	20	—	—
Residential mortgage-backed securities (a)	9,935	—	9,935	—
State and municipal securities	23	—	—	23	(b)
Corporate debt securities	58	—	57	1	(b)
Equity and other non-debt securities	261	105	—	156	(b)
Total investment securities available-for-sale	10,297	125	9,992	180
Derivative assets:
Interest rate contracts	556	—	556	—
Energy derivative contracts	173	—	173	—
Foreign exchange contracts	21	—	21	—
Warrants	3	—	—	3
Total derivative assets	753	—	750	3
Total assets at fair value	$11,164	$213	$10,768	$183
Derivative liabilities:
Interest rate contracts	$218	$—	$218	$—
Energy derivative contracts	172	—	172	—
Foreign exchange contracts	18	—	18	—
Other	1	—	—	1
Total derivative liabilities	409	—	408	1
Deferred compensation plan liabilities	88	88	—	—
Total liabilities at fair value	$497	$88	$408	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during the three- and six-month periods ended June 30, 2013 and 2012.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2013 and 2012.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income				Balance at End of Period

(in millions)		Realized		Unrealized				Sales	Settlements
Three Months Ended June 30, 2013
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$2	(b)	$—	$—	$25
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	153	—		—		(7)	(b)	—	—	146
Total investment securities available-for-sale	177	—		—		(5)	(b)	—	—	172
Derivative assets:
Warrants	3	—		1	(d)	—		(1)	—	3
Derivative liabilities:
Other	1	—		(2)	(c)	—		—	—	3
Three Months Ended June 30, 2012
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$2	(b)	$(1)	$—	$24
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	320	6	(c)	—		7	(b)	(118)	—	215
Total investment securities available-for-sale	344	6	(c)	—		9	(b)	(119)	—	240
Derivative assets:
Warrants	3	2	(d)	1	(d)	—		(3)	—	3
Six Months Ended June 30, 2013
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$2	(b)	$—	$—	$25
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	156	—		—		(6)	(b)	(4)	—	146
Total investment securities available-for-sale	180	—		—		(4)	(b)	(4)	—	172
Derivative assets:
Warrants	3	1	(d)	1	(d)	—		(2)	—	3
Derivative liabilities:
Other	1	—		(2)	(c)	—		—	—	3
Six Months Ended June 30, 2012
Investment securities available-for-sale:
State and municipal securities (a)	$24	$—		$—		$1	(b)	$(1)	$—	$24
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	408	11	(c)	—		11	(b)	(215)	—	215
Total investment securities available-for-sale	433	11	(c)	—		12	(b)	(216)	—	240
Derivative assets:
Warrants	3	3	(d)	1	(d)	—		(4)	—	3
Derivative liabilities:
Other	6	—		—		—		—	(6)	—

(a)	Auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income.

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities gains (losses)" on the consolidated statements of comprehensive income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. All assets recorded at fair value on a nonrecurring basis were classified as Level 3 at June 30, 2013 and December 31, 2012 and are presented in the following table. No liabilities were recorded at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012.

(in millions)	Level 3
June 30, 2013
Loans:
Commercial	$60
Real estate construction	24
Commercial mortgage	94
Total loans	178
Nonmarketable equity securities	1
Other real estate	20
Loan servicing rights	2
Total assets at fair value	$201
December 31, 2012
Loans:
Commercial	$42
Real estate construction	25
Commercial mortgage	145
Lease financing	2
Total loans	214
Nonmarketable equity securities	2
Other real estate	24
Loan servicing rights	2
Total assets at fair value	$242
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's significant Level 3 recurring fair value measurement as of June 30, 2013 and December 31, 2012. The Corporation's significant Level 3 recurring fair value measurements include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for the low interest rate environment continuing into 2015. The June 30, 2013 discount rates reflect changes in liquidity premiums based on sustained illiquid market conditions for the securities during the second quarter 2013.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
June 30, 2013
State and municipal securities (a)	$25	5% - 9%	4 - 5
Equity and other non-debt securities (a)	146	6% - 9%	2 - 4
December 31, 2012
State and municipal securities (a)	$23	6% - 10%	4 - 6
Equity and other non-debt securities (a)	156	4% - 6%	2 - 4

(a)	Auction-rate securities.
Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
June 30, 2013
Assets
Cash and due from banks	$1,016	$1,016	$1,016	$—	$—
Federal funds sold	31	31	31	—	—
Interest-bearing deposits with banks	2,878	2,878	2,878	—	—
Loans held-for-sale	9	9	—	9	—
Total loans, net of allowance for loan losses (a)	44,846	44,922	—	—	44,922
Customers’ liability on acceptances outstanding	13	13	13	—	—
Nonmarketable equity securities (b)	13	20	—	—	20
Restricted equity investments	133	133	133	—	—
Liabilities
Demand deposits (noninterest-bearing)	21,870	21,870	—	21,870	—
Interest-bearing deposits	23,791	23,791	—	23,791	—
Customer certificates of deposit	5,594	5,594	—	5,594	—
Total deposits	51,255	51,255	—	51,255	—
Short-term borrowings	131	131	131	—	—
Acceptances outstanding	13	13	13	—	—
Medium- and long-term debt	3,601	3,594	—	3,594	—
Credit-related financial instruments	(99)	(99)	—	—	(99)
December 31, 2012
Assets
Cash and due from banks	$1,395	$1,395	$1,395	$—	$—
Federal funds sold	100	100	100	—	—
Interest-bearing deposits with banks	3,039	3,039	3,039	—	—
Loans held-for-sale	12	12	—	12	—
Total loans, net of allowance for loan losses (a)	45,428	45,649	—	—	45,649
Customers’ liability on acceptances outstanding	18	18	18	—	—
Nonmarketable equity securities (b)	13	22	—	—	22
Restricted equity investments	174	174	174	—	—
Liabilities
Demand deposits (noninterest-bearing)	23,279	23,279	—	23,279	—
Interest-bearing deposits	23,381	23,381	—	23,381	—
Customer certificates of deposit	5,531	5,535	—	5,535	—
Total deposits	52,191	52,195	—	52,195	—
Short-term borrowings	110	110	110	—	—
Acceptances outstanding	18	18	18	—	—
Medium- and long-term debt	4,720	4,685	—	4,685	—
Credit-related financial instruments	(103)	(103)	—	—	(103)

(a)	Included $178 million and $214 million of impaired loans recorded at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012, respectively.

(b)	Included $1 million and $2 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities available-for-sale follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
U.S. Treasury and other U.S. government agency securities	$20	$—	$—	$20
Residential mortgage-backed securities (a)	9,260	100	90	9,270
State and municipal securities	27	—	2	25
Corporate debt securities	56	—	—	56
Equity and other non-debt securities	273	—	13	260
Total investment securities available-for-sale (b)	$9,636	$100	$105	$9,631

December 31, 2012
U.S. Treasury and other U.S. government agency securities	$20	$—	$—	$20
Residential mortgage-backed securities (a)	9,687	248	—	9,935
State and municipal securities	27	—	4	23
Corporate debt securities	58	—	—	58
Equity and other non-debt securities	268	—	7	261
Total investment securities available-for-sale (b)	$10,060	$248	$11	$10,297

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Included auction-rate securities at amortized cost and fair value of $187 million and $172 million, respectively, as of June 30, 2013 and $191 million and $180 million, respectively, as of December 31, 2012.

A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of June 30, 2013 and December 31, 2012 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
June 30, 2013
Residential mortgage-backed securities (a)	$4,503	$90	$—	$—		$4,503	$90
State and municipal securities (b)	—	—	25	2		25	2
Corporate debt securities (b)	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	—	—	146	13		146	13
Total impaired securities	$4,503	$90	$172	$15		$4,675	$105
December 31, 2012
State and municipal securities (b)	$—	$—	$23	$4		$23	$4
Corporate debt securities (b)	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	—	—	156	7		156	7
Total impaired securities	$—	$—	$180	$11		$180	$11

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
At June 30, 2013, the Corporation had 156 securities in an unrealized loss position with no credit impairment, including 83 residential mortgage-backed securities, 50 equity and other non-debt auction-rate preferred securities, 22 state and municipal auction-rate securities and one corporate auction-rate debt security. As of June 30, 2013, approximately 85 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 95 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in “net securities (losses) gains” on the consolidated statements of comprehensive income, computed based on the adjusted cost of the specific security.

	Six Months Ended June 30,
(in millions)	2013	2012
Securities gains	$—	$11
Securities losses (a)	(2)	—
Net securities (losses) gains	$(2)	$11

(a)	Charges related to a derivative contract tied to the conversion rate of Visa Class B shares.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)
June 30, 2013	Amortized Cost	Fair Value
Contractual maturity
Within one year	$58	$58
After one year through five years	267	266
After five years through ten years	104	103
After ten years	8,934	8,944
Subtotal	9,363	9,371
Equity and other non-debt securities	273	260
Total investment securities available-for-sale	$9,636	$9,631
Included in the contractual maturity distribution in the table above were auction-rate securities with a total amortized cost and fair value of $28 million and $26 million, respectively. Auction-rate securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions. At each successful auction, the Corporation has the option to sell the security at par value. Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt. As a result, the expected life of auction-rate securities may differ significantly from the contractual life. Also included in the table above were residential mortgage-backed securities with total amortized cost and fair value of $9.3 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At June 30, 2013, investment securities with a carrying value of $2.8 billion were pledged where permitted or required by law to secure $2.2 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (c)	Total Loans
June 30, 2013
Business loans:
Commercial	$39	$3	$5	$47	$102	$29,037	$29,186
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	26	1,197	1,223
Other business lines (b)	3	—	—	3	2	251	256
Total real estate construction	3	—	—	3	28	1,448	1,479
Commercial mortgage:
Commercial Real Estate business line (a)	6	—	—	6	69	1,668	1,743
Other business lines (b)	13	14	11	38	157	7,069	7,264
Total commercial mortgage	19	14	11	44	226	8,737	9,007
Lease financing	—	—	—	—	—	843	843
International	4	—	—	4	—	1,205	1,209
Total business loans	65	17	16	98	356	41,270	41,724
Retail loans:
Residential mortgage	10	5	—	15	62	1,534	1,611
Consumer:
Home equity	10	2	—	12	28	1,434	1,474
Other consumer	4	2	4	10	3	637	650
Total consumer	14	4	4	22	31	2,071	2,124
Total retail loans	24	9	4	37	93	3,605	3,735
Total loans	$89	$26	$20	$135	$449	$44,875	$45,459
December 31, 2012
Business loans:
Commercial	$23	$19	$5	$47	$103	$29,363	$29,513
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	30	1,019	1,049
Other business lines (b)	—	—	—	—	3	188	191
Total real estate construction	—	—	—	—	33	1,207	1,240
Commercial mortgage:
Commercial Real Estate business line (a)	20	4	—	24	94	1,755	1,873
Other business lines (b)	27	9	8	44	181	7,374	7,599
Total commercial mortgage	47	13	8	68	275	9,129	9,472
Lease financing	—	—	—	—	3	856	859
International	4	—	3	7	—	1,286	1,293
Total business loans	74	32	16	122	414	41,841	42,377
Retail loans:
Residential mortgage	27	6	2	35	70	1,422	1,527
Consumer:
Home equity	9	3	—	12	31	1,494	1,537
Other consumer	4	3	5	12	4	600	616
Total consumer	13	6	5	24	35	2,094	2,153
Total retail loans	40	12	7	59	105	3,516	3,680
Total loans	$114	$44	$23	$181	$519	$45,357	$46,057

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Included purchased credit-impaired (PCI) loans with a total carrying value of $25 million and $36 million at June 30, 2013 and December 31, 2012, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
June 30, 2013
Business loans:
Commercial	$27,505	$950	$629	$102	$29,186
Real estate construction:
Commercial Real Estate business line (e)	1,164	18	15	26	1,223
Other business lines (f)	245	2	7	2	256
Total real estate construction	1,409	20	22	28	1,479
Commercial mortgage:
Commercial Real Estate business line (e)	1,448	152	74	69	1,743
Other business lines (f)	6,613	204	290	157	7,264
Total commercial mortgage	8,061	356	364	226	9,007
Lease financing	837	4	2	—	843
International	1,182	27	—	—	1,209
Total business loans	38,994	1,357	1,017	356	41,724
Retail loans:
Residential mortgage	1,532	10	7	62	1,611
Consumer:
Home equity	1,428	13	5	28	1,474
Other consumer	619	19	9	3	650
Total consumer	2,047	32	14	31	2,124
Total retail loans	3,579	42	21	93	3,735
Total loans	$42,573	$1,399	$1,038	$449	$45,459
December 31, 2012
Business loans:
Commercial	$28,032	$820	$558	$103	$29,513
Real estate construction:
Commercial Real Estate business line (e)	921	77	21	30	1,049
Other business lines (f)	176	3	9	3	191
Total real estate construction	1,097	80	30	33	1,240
Commercial mortgage:
Commercial Real Estate business line (e)	1,479	213	87	94	1,873
Other business lines (f)	6,783	258	377	181	7,599
Total commercial mortgage	8,262	471	464	275	9,472
Lease financing	840	9	7	3	859
International	1,230	57	6	—	1,293
Total business loans	39,461	1,437	1,065	414	42,377
Retail loans:
Residential mortgage	1,438	12	7	70	1,527
Consumer:
Home equity	1,489	11	6	31	1,537
Other consumer	581	22	9	4	616
Total consumer	2,070	33	15	35	2,153
Total retail loans	3,508	45	22	105	3,680
Total loans	$42,969	$1,482	$1,087	$519	$46,057

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

(b)
Special mention loans are accruing loans that have potential credit weaknesses that deserve management’s close attention, such as loans to borrowers who may be experiencing financial difficulties that may result in deterioration of repayment prospects from the borrower at some future date. Included in the special mention category were $180 million and $303 million at June 30, 2013 and December 31, 2012, respectively, of loans proactively monitored by management that were considered “pass” by regulatory authorities.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	June 30, 2013	December 31, 2012
Nonaccrual loans	$449	$519
Reduced-rate loans (a)	22	22
Total nonperforming loans	471	541
Foreclosed property	29	54
Total nonperforming assets	$500	$595

(a)	Reduced-rate business loans totaled $6 million at both June 30, 2013 and December 31, 2012, and reduced-rate retail loans totaled $16 million at both June 30, 2013 and December 31, 2012.
Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2013			2012
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended June 30
Allowance for loan losses:
Balance at beginning of period	$544	$73	$617	$632	$72	$704
Loan charge-offs	(30)	(5)	(35)	(56)	(8)	(64)
Recoveries on loans previously charged-off	15	3	18	15	4	19
Net loan charge-offs	(15)	(2)	(17)	(41)	(4)	(45)
Provision for loan losses	13	—	13	2	6	8
Balance at end of period	$542	$71	$613	$593	$74	$667

Six Months Ended June 30
Allowance for loan losses:
Balance at beginning of period	$552	$77	$629	$648	$78	$726
Loan charge-offs	(64)	(9)	(73)	(111)	(15)	(126)
Recoveries on loans previously charged-off	27	5	32	29	7	36
Net loan charge-offs	(37)	(4)	(41)	(82)	(8)	(90)
Provision for loan losses	27	(2)	25	27	4	31
Balance at end of period	$542	$71	$613	$593	$74	$667

As a percentage of total loans	1.30%	1.91%	1.35%	1.47%	2.02%	1.52%

June 30
Allowance for loan losses:
Individually evaluated for impairment	$56	$—	$56	$119	$3	$122
Collectively evaluated for impairment	486	71	557	474	71	545
Total allowance for loan losses	$542	$71	$613	$593	$74	$667
Loans:
Individually evaluated for impairment	$314	$42	$356	$569	$49	$618
Collectively evaluated for impairment	41,390	3,688	45,078	39,681	3,631	43,312
PCI loans (a)	20	5	25	55	7	62
Total loans evaluated for impairment	$41,724	$3,735	$45,459	$40,305	$3,687	$43,992
(a)    No allowance for loan losses was required for PCI loans at June 30, 2013 and 2012.
Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Balance at beginning of period	$36	$25	$32	$26
Provision for credit losses on lending-related commitments	—	11	4	10
Balance at end of period	$36	$36	$36	$36

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
June 30, 2013
Business loans:
Commercial	$9	$88	$97	$165	$23
Real estate construction:
Commercial Real Estate business line (a)	—	24	24	28	2
Other business lines (b)	—	—	—	1	—
Total real estate construction	—	24	24	29	2
Commercial mortgage:
Commercial Real Estate business line (a)	—	81	81	125	11
Other business lines (b)	4	108	112	150	20
Total commercial mortgage	4	189	193	275	31
Total business loans	13	301	314	469	56
Retail loans:
Residential mortgage	33	—	33	39	—
Consumer:
Home equity	6	—	6	8	—
Other consumer	3	—	3	10	—
Total consumer	9	—	9	18	—
Total retail loans (c)	42	—	42	57	—
Total individually evaluated impaired loans	$55	$301	$356	$526	$56
December 31, 2012
Business loans:
Commercial	$2	$117	$119	$207	$26
Real estate construction:
Commercial Real Estate business line (a)	—	26	26	31	4
Other business lines (b)	—	—	—	1	—
Total real estate construction	—	26	26	32	4
Commercial mortgage:
Commercial Real Estate business line (a)	—	99	99	159	18
Other business lines (b)	—	122	122	167	28
Total commercial mortgage	—	221	221	326	46
Lease financing	—	2	2	5	—
Total business loans	2	366	368	570	76
Retail loans:
Residential mortgage	39	—	39	48	—
Consumer:
Home equity	8	—	8	10	—
Other consumer	4	—	4	10	—
Total consumer	12	—	12	20	—
Total retail loans (c)	51	—	51	68	—
Total individually evaluated impaired loans	$53	$366	$419	$638	$76

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans had no related allowance for loan losses, primarily due to policy changes which resulted in direct write-downs of restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to reduced-rate loans.

	Individually Evaluated Impaired Loans
	2013		2012
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended June 30
Business loans:
Commercial	$103	$1	$215	$1
Real estate construction:
Commercial Real Estate business line (a)	26	—	61	—
Other business lines (b)	—	—	5	—
Total real estate construction	26	—	66	—
Commercial mortgage:
Commercial Real Estate business line (a)	87	—	156	—
Other business lines (b)	119	1	194	1
Total commercial mortgage	206	1	350	1
Lease financing	—	—	3	—
International	—	—	2	—
Total business loans	335	2	636	2
Retail loans:
Residential mortgage	33	—	41	—
Consumer loans:
Home equity	5	—	5	—
Other consumer	4	—	3	—
Total consumer	9	—	8	—
Total retail loans	42	—	49	—
Total individually evaluated impaired loans	$377	$2	$685	$2
Six Months Ended June 30
Business loans:
Commercial	$108	$2	$225	$2
Real estate construction:
Commercial Real Estate business line (a)	26	—	74	—
Other business lines (b)	—	—	5	—
Total real estate construction	26	—	79	—
Commercial mortgage:
Commercial Real Estate business line (a)	91	—	153	—
Other business lines (b)	120	1	199	2
Total commercial mortgage	211	1	352	2
Lease financing	1	—	3	—
International	—	—	4	—
Total business loans	346	3	663	4
Retail loans:
Residential mortgage	35	—	43	—
Consumer:
Home equity	6	—	3	—
Other consumer	4	—	4	—
Total consumer	10	—	7	—
Total retail loans	45	—	50	—
Total individually evaluated impaired loans	$391	$3	$713	$4

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at June 30, 2013 and 2012 of loans considered to be TDRs that were restructured during the three- and six-month periods ended June 30, 2013 and 2012, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2013					2012
	Type of Modification					Type of Modification
(in millions)	Principal Deferrals (a)		Interest Rate Reductions	AB Note Restructures (b)	Total Modifications	Principal Deferrals (a)	Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Three Months Ended June 30
Business loans:
Commercial	$4		$—	$9	$13	$6	$1	$—	$7
Commercial mortgage:
Commercial Real Estate business line (c)	5		—	—	5	16	—	—	16
Other business lines (d)	5		—	—	5	5	2	—	7
Total commercial mortgage	10		—	—	10	21	2	—	23
Total business loans	14		—	9	23	27	3	—	30
Retail loans:
Residential mortgage	1	(e)	1	—	2	—	1	—	1
Consumer:
Home equity	1	(e)	1	—	2	—	—	—	—
Total retail loans	2		2	—	4	—	1	—	1
Total loans	$16		$2	$9	$27	$27	$4	$—	$31
Six Months Ended June 30
Business loans:
Commercial	$11		$—	$9	$20	$27	$1	$—	$28
Commercial mortgage:
Commercial Real Estate business line (c)	21		—	—	21	16	—	3	19
Other business lines (d)	11		—	10	21	14	2	—	16
Total commercial mortgage	32		—	10	42	30	2	3	35
Total business loans	43		—	19	62	57	3	3	63
Retail loans:
Residential mortgage	1	(e)	1	—	2	—	1	—	1
Consumer:
Home equity	2	(e)	1	—	3	—	—	—	—
Other consumer	1	(e)	—	—	1	—	—	—	—
Total consumer	3		1	—	4	—	—	—	—
Total retail loans	4		2	—	6	—	1	—	1
Total loans	$47		$2	$19	$68	$57	$4	$3	$64

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

(b)
Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loan which is expected to be collected; and a "B" note, which is either fully charged off or exchanged for an equity interest.

(c)	Primarily loans to real estate developers.

(d)	Primarily loans secured by owner-occupied real estate.

(e)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
At June 30, 2013 and December 31, 2012, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $2 million and $5 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the three- and six-month periods ended June 30, 2013 and 2012 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the three- and six-month periods ended June 30, 2013 and 2012 were insignificant.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
The following table presents information regarding the recorded balance at June 30, 2013 and 2012 of loans modified by principal deferral during the twelve months ended June 30, 2013 and 2012, and those principal deferrals which experienced a subsequent default during the three- and six-month periods ended June 30, 2013 and 2012. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2013				2012
(in millions)	Balance at June 30		Subsequent Default in the Three Months Ended June 30	Subsequent Default in the Six Months Ended June 30	Balance at June 30	Subsequent Default in the Three Months Ended June 30	Subsequent Default in the Six Months Ended June 30
Principal deferrals:
Business loans:
Commercial	$14		$11	$12	$79	$7	$19
Real estate construction:
Commercial Real Estate business line (a)	1		—	—	—	—	—
Total real estate construction	1		—	—	—	—	—
Commercial mortgage:
Commercial Real Estate business line (a)	27		—	16	41	23	23
Other business lines (b)	19		4	7	33	7	12
Total commercial mortgage	46		4	23	74	30	35
Total business loans	61		15	35	153	37	54
Retail loans:
Residential mortgage	5	(c)	—	—	—	—	—
Consumer:
Home equity	5	(c)	—	—	—	—	—
Other consumer	2	(c)	—	—	3	—	—
Total consumer	7		—	—	3	—	—
Total retail loans	12		—	—	3	—	—
Total principal deferrals	$73		$15	$35	$156	$37	$54

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at June 30, 2013 and 2012 of loans modified by interest rate reduction during the twelve months ended June 30, 2013 and 2012, and those reduced-rate loans which experienced a subsequent default during the three- and six-month periods ended June 30, 2013 and 2012. For reduced-rate loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due.

	2013			2012
(in millions)	Balance at June 30	Subsequent Default in the Three Months Ended June 30	Subsequent Default in the Six Months Ended June 30	Balance at June 30	Subsequent Default in the Three Months Ended June 30	Subsequent Default in the Six Months Ended June 30
Interest rate reductions:
Business loans:
Commercial	$—	$—	$—	$1	$—	$—
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	1	1	1
Total real estate construction	—	—	—	1	1	1
Commercial mortgage:
Other business lines (b)	—	—	—	19	4	4
Total commercial mortgage	—	—	—	19	4	4
Lease financing	—	—	—	3	—	—
Total business loans	—	—	—	24	5	5
Retail loans:
Residential mortgage	1	—	—	6	—	—
Consumer:
Home equity	1	—	—	—	—	—
Total consumer	1	—	—	—	—	—
Total retail loans	2	—	—	6	—	—
Total interest rate reductions	$2	$—	$—	$30	$5	$5

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
During the twelve months ended June 30, 2013 and 2012 loans with a carrying value of $38 million and $29 million at June 30, 2013 and 2012, respectively, were restructured into two notes (AB note restructures). For AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of AB note restructures during both the three- and six-month periods ended June 30, 2013, as well as during the three months ended June 30, 2012. During the six months ended June 30, 2012 there were $1 million of subsequent payment defaults of AB note restructures.
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
The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at June 30, 2013 and December 31, 2012 were as follows. The outstanding balance represents the total amount owed as of June 30, 2013 and December 31, 2012, including accrued but unpaid interest and any amounts previously charged off. No allowance for loan losses was required on the acquired PCI loan pools at both June 30, 2013 and December 31, 2012.

(in millions)	June 30, 2013	December 31, 2012
Acquired PCI loans:
Carrying amount	$25	$36
Outstanding balance	119	138
Changes in the accretable yield for acquired PCI loans for the three- and six-month periods ended June 30, 2013 and 2012 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Balance at beginning of period	$12	$20	$16	$25
Accretion	(2)	(4)	(6)	(9)
Balance at end of period	$10	$16	$10	$16

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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. For derivatives with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At June 30, 2013, counterparties with bilateral collateral agreements had pledged $123 million of marketable investment securities and deposited $78 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $23 million of investment securities and posted no cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2013 was $17 million, for which the Corporation had pledged collateral of $12 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2013, the Corporation would have been required to assign an additional $5 million of collateral to its counterparties.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

transactions, by conducting hedging transactions with investment grade domestic and foreign financial institutions and subjecting counterparties to credit approvals, limits and collateral monitoring procedures similar to those used in making other extensions of credit.
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at June 30, 2013 and December 31, 2012. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	June 30, 2013			December 31, 2012
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$1,450	$229	$—	$1,450	$290	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	245	—	2	475	1	—
Total risk management purposes	1,695	229	2	1,925	291	—
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	526	—	3	545	—	3
Caps and floors purchased	526	3	—	545	3	—
Swaps	10,879	196	150	10,952	263	215
Total interest rate contracts	11,931	199	153	12,042	266	218
Energy contracts:
Caps and floors written	1,699	—	76	1,873	—	112
Caps and floors purchased	1,699	76	—	1,873	112	—
Swaps	2,383	62	60	1,815	61	60
Total energy contracts	5,781	138	136	5,561	173	172
Foreign exchange contracts:
Spot, forwards, options and swaps	1,919	24	23	2,253	20	18
Total customer-initiated and other activities	19,631	361	312	19,856	459	408
Total gross derivatives	$21,326	590	314	$21,781	750	408
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(221)	(221)		(279)	(279)
Netting adjustment - Cash collateral received/posted		(78)	—		(11)	—
Net derivatives included in the consolidated balance sheets (b)		291	93		460	129
Amounts not offset in the consolidated balance sheets:
Marketable securities pledged under bilateral collateral agreements		(108)	(13)		(180)	(56)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$183	$80		$280	$73

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(b)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk totaled $3 million and $4 million at June 30, 2013 and December 31, 2012, respectively.

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
As part of a fair value hedging strategy, the Corporation entered into interest rate swap agreements for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. Risk management fair value interest rate swaps generated net interest income of $18 million and $36 million for the three- and six-month periods ended June 30, 2013, respectively, compared to $17 million and $34 million for the three- and six-month periods ended June 30, 2012, respectively. The Corporation recognized an insignificant amount of net gains (losses) in "other noninterest income" in the consolidated statements of comprehensive income for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt for both the three- and six-month periods ended June 30, 2013 and 2012.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks.
The Corporation recognized an insignificant amount of net gains on risk management derivative instruments used as economic hedges in "other noninterest income" in the consolidated statements of comprehensive income for both the three- and six-month periods ended June 30, 2013 and 2012.
 The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of June 30, 2013 and December 31, 2012.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
June 30, 2013
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,450	3.9	5.45%	0.45%
December 31, 2012
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,450	4.4	5.45	0.62

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at June 30, 2013 and December 31, 2012.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized an insignificant amount of net gains in “other noninterest income” in the consolidated statements of comprehensive income for both the three- and six-month periods ended June 30, 2013 and 2012.

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

		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location of Gain	2013	2012	2013	2012
Interest rate contracts	Other noninterest income	$6	$7	$9	$9
Energy contracts	Other noninterest income	1	1	2	2
Foreign exchange contracts	Foreign exchange income	9	9	18	18
Total		$16	$17	$29	$29
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	June 30, 2013	December 31, 2012
Unused commitments to extend credit:
Commercial and other	$26,394	$25,659
Bankcard, revolving check credit and home equity loan commitments	1,750	1,681
Total unused commitments to extend credit	$28,144	$27,340
Standby letters of credit	$4,728	$4,985
Commercial letters of credit	101	78
Other credit-related financial instruments	3	1
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At June 30, 2013 and December 31, 2012, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $36 million and $32 million, respectively. In 2011, the Corporation recorded a purchase discount for acquired lending-related commitments. An allowance for credit losses will be recorded on acquired lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. At both June 30, 2013 and December 31, 2012, no allowance was recorded for acquired lending-related commitments and $2 million of purchase discount remained.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $20 million and $19 million at June 30, 2013 and December 31, 2012, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2022. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $297 million and $325 million, respectively, of the $4.8 billion and $5.1 billion standby and commercial letters of credit outstanding at June 30, 2013 and December 31, 2012, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $78 million at June 30, 2013, including $62 million in deferred fees and $16 million in the allowance for credit losses on lending-related commitments. At December 31, 2012, the comparable amounts were $82 million, $69 million and $13 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents a summary of internally classified watch list standby and commercial letters of credit at June 30, 2013 and December 31, 2012. The Corporation's internal watch list is generally consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	June 30, 2013	December 31, 2012
Total watch list standby and commercial letters of credit	$122	$144
As a percentage of total outstanding standby and commercial letters of credit	2.5%	2.9%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of June 30, 2013 and December 31, 2012, the total notional amount of the credit risk participation agreements was approximately $629 million and $574 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $7 million and $11 million at June 30, 2013 and December 31, 2012, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of June 30, 2013, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.5 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B shares. The fair value of the derivative liability, included in "accrued expenses and other liabilities" on the consolidated balance sheets, was $3 million at June 30, 2013 and $1 million at December 31, 2012.
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
The Corporation accounts for its interest in these entities on either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement with these entities at June 30, 2013 was limited to approximately $379 million, which reflected the carrying value of the Corporation's investment and unfunded commitments for future investments.
As an investor, the Corporation obtains income tax credits and deductions from the operating losses of these tax credit entities. The income tax credits and deductions are allocated to the investors based on their ownership percentages and are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable. Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

noninterest income” on the consolidated statements of comprehensive income. In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($128 million at June 30, 2013).
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the six months ended June 30, 2013 and 2012.
The following table summarizes the impact of these VIEs on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Other noninterest income	$(13)	$(14)	$(27)	$(28)
Benefit for income taxes (a)	(14)	(13)	(28)	(27)

(a)	Income tax credits from low income housing tax credit/historic rehabilitation tax credit partnerships.
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2012 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	June 30, 2013	December 31, 2012
Parent company
Subordinated notes:
4.80% subordinated notes due 2015	$323	$330
Medium-term notes:
3.00% notes due 2015	299	299
Total parent company	622	629
Subsidiaries
Subordinated notes:
7.375% subordinated notes due 2013	—	51
5.70% subordinated notes due 2014	261	267
5.75% subordinated notes due 2016	686	694
5.20% subordinated notes due 2017	572	593
Floating-rate based on LIBOR index subordinated notes due 2018	26	26
8.375% subordinated notes due 2024	185	186
7.875% subordinated notes due 2026	221	241
Total subordinated notes	1,951	2,058
Federal Home Loan Bank advances:
Floating-rate based on LIBOR indices due 2013 to 2014	1,000	2,000
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	28	33
Total subsidiaries	2,979	4,091
Total medium- and long-term debt	$3,601	$4,720
The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank) is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB advances bear interest at variable rates based on LIBOR and were secured by a blanket lien on $14 billion of real estate-related loans at June 30, 2013.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the six months ended June 30, 2013 and 2012, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Six Months Ended June 30,
(in millions)	2013	2012
Accumulated net unrealized gains (losses) on investment securities available-for-sale:
Balance at beginning of period, net of tax	$150	$129
Net unrealized holding gains (losses) arising during the period	(242)	63
Less: Provision (benefit) for income taxes	(89)	23
Net unrealized holding gains (losses) arising during the period, net of tax	(153)	40
Less:
Net realized gains included in net securities (losses) gains	—	11
Less: Provision for income taxes	—	4
Reclassification adjustment for net securities (losses) gains included in net income, net of tax	—	7
Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax	(153)	33
Balance at end of period, net of tax	$(3)	$162

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(563)	$(485)

Net defined benefit pension and other postretirement adjustment arising during the period, net of tax	—	—
Less:
Amortization of actuarial net loss	(44)	(31)
Amortization of prior service cost	(1)	(1)
Amortization of transition obligation	—	(2)
Amounts recognized in employee benefits expense	(45)	(34)
Less: Benefit for income taxes	(17)	(12)
Adjustment for amounts recognized as components of net periodic benefit cost during the period, net of tax	(28)	(22)
Change in defined benefit pension and other postretirement plans adjustment, net of tax	28	22
Balance at end of period, net of tax	$(535)	$(463)
Total accumulated other comprehensive loss at end of period, net of tax	$(538)	$(301)
NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2013	2012	2013	2012
Basic and diluted
Net income	$143	$143	$277	$274
Less:
Income allocated to participating securities	2	2	4	3
Net income attributable to common shares	$141	$141	$273	$271

Basic average common shares	183	194	184	195

Basic net income per common share	$0.77	$0.73	$1.48	$1.39

Basic average common shares	183	194	184	195
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	1	—	1	—
Net effect of the assumed exercise of warrants	3	—	2	—
Diluted average common shares	187	194	187	195

Diluted net income per common share	$0.76	$0.73	$1.46	$1.39

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

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2013	2012	2013	2012
Average outstanding options	12.2	15.7	13.6	16.7
Range of exercise prices	$37.45 - $61.94	$30.77 - $64.50	$34.78 - $61.94	$30.77 - $64.50
Average outstanding warrants				0.3
Exercise price				$30.36
NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Service cost	$10	$8	$19	$16
Interest cost	20	21	39	40
Expected return on plan assets	(33)	(28)	(66)	(56)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	19	13	38	26
Net periodic defined benefit cost	$17	$15	$32	$28

Non-Qualified Defined Benefit Pension Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Service cost	$1	$1	$2	$2
Interest cost	2	3	5	5
Amortization of prior service cost	(1)	(1)	(1)	(1)
Amortization of net loss	3	2	5	4
Net periodic defined benefit cost	$5	$5	$11	$10

Postretirement Benefit Plan	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Interest cost	$1	$1	$2	$2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of transition obligation	—	1	—	2
Amortization of net loss	1	1	1	1
Net periodic postretirement benefit cost	$1	$2	$1	$3
For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2012 Annual Report.
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At June 30, 2013, net unrecognized tax benefits were $13 million, compared to $42 million at December 31, 2012. The decrease in unrecognized tax benefits of $29 million was primarily the result of federal settlements. The Corporation anticipates that there will be no change in net unrecognized tax benefits within the next twelve months. Included in "accrued expense and other liabilities" on the consolidated balance sheets was a $2 million liability for tax-related interest and penalties at June 30, 2013, compared to $4 million at December 31, 2012. The $2 million decrease was primarily a result of settlements with tax authorities.
Net deferred tax assets were $294 million at June 30, 2013, compared to $254 million at December 31, 2012. The increase of $40 million in net deferred tax assets resulted primarily from a decrease in unrealized gains on investment securities available-for-sale recognized in other comprehensive income, partially offset by the utilization of tax credits. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed at both June 30, 2013 and December 31, 2012. This conclusion was based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Litigation-related expense of $4 million and $20 million and legal fees of $14 million and $18 million were included in “other noninterest expenses” on the consolidated statements of comprehensive income for the six months ended June 30, 2013 and 2012, respectively. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
In the first quarter 2013, the Corporation changed the method of assigning the allowance for loan losses to each business segment. In 2012, national probability of default and loss given default statistics were incorporated into the Corporation's allowance methodology. Each business segment was assigned an allowance for loan losses based on market-specific standard reserve factors applied to the loans in each segment, and the difference between the total allowance required on a national basis and the market-specific allowances was allocated based on the relative loan balances in each segment. Effective first quarter 2013, each segment is assigned an allowance for loan losses by applying national standard reserve factors to the loan balances in each segment by risk rating distribution. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at June 30, 2013.
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
Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Six Months Ended June 30, 2013
Earnings summary:
Net interest income (expense) (FTE)	$748	$309	$92	$(333)	$15	$831
Provision for credit losses	31	11	(10)	—	(3)	29
Noninterest income	157	86	130	29	6	408
Noninterest expenses	293	352	157	5	25	832
Provision (benefit) for income taxes (FTE)	176	11	26	(112)	—	101
Net income (loss)	$405	$21	$49	$(197)	$(1)	$277
Net credit-related charge-offs	$28	$11	$2	$—	$—	$41

Selected average balances:
Assets	$35,899	$5,967	$4,783	$11,786	$5,301	$63,736
Loans	34,854	5,274	4,628	—	—	44,756
Deposits	25,752	21,145	3,691	303	204	51,095

Statistical data:
Return on average assets (a)	2.26%	0.19%	2.06%	N/M	N/M	0.87%
Efficiency ratio (b)	32.36	88.66	70.48	N/M	N/M	67.00
(Table continues on following page).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Six Months Ended June 30, 2012
Earnings summary:
Net interest income (expense) (FTE)	$753	$327	$93	$(313)	$18	$878
Provision for credit losses	14	9	14	—	4	41
Noninterest income	164	90	131	30	2	417
Noninterest expenses	309	361	159	5	47	881
Provision (benefit) for income taxes (FTE)	184	16	18	(107)	(12)	99
Net income (loss)	$410	$31	$33	$(181)	$(19)	$274
Net credit-related charge-offs	$54	$21	$15	$—	$—	$90

Selected average balances:
Assets	$33,776	$6,059	$4,620	$11,755	$5,303	$61,513
Loans	32,844	5,356	4,549	—	—	42,749
Deposits	24,070	20,449	3,626	165	181	48,491

Statistical data:
Return on average assets (a)	2.43%	0.30%	1.44%	N/M	N/M	0.89%
Efficiency ratio (b)	33.79	86.21	74.44	N/M	N/M	68.62

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at June 30, 2013.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.
Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Six Months Ended June 30, 2013
Earnings summary:
Net interest income (expense) (FTE)	$377	$344	$266	$162	$(318)	$831
Provision for credit losses	(11)	28	14	1	(3)	29
Noninterest income	180	71	64	58	35	408
Noninterest expenses	329	197	179	97	30	832
Provision (benefit) for income taxes (FTE)	84	70	48	11	(112)	101
Net income (loss)	$155	$120	$89	$111	$(198)	$277
Net credit-related charge-offs	$9	$22	$3	$7	$—	$41

Selected average balances:
Assets	$14,031	$13,976	$10,841	$7,801	$17,087	$63,736
Loans	13,624	13,728	10,125	7,279	—	44,756
Deposits	20,206	14,514	10,074	5,794	507	51,095

Statistical data:
Return on average assets (a)	1.47%	1.55%	1.58%	2.82%	N/M	0.87%
Efficiency ratio (b)	58.85	47.39	54.19	44.14	N/M	67.00
(Table continues on following page).

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Six Months Ended June 30, 2012
Earnings summary:
Net interest income (expense) (FTE)	$392	$338	$291	$152	$(295)	$878
Provision for credit losses	(10)	3	35	9	4	41
Noninterest income	195	68	63	59	32	417
Noninterest expenses	354	197	181	97	52	881
Provision (benefit) for income taxes (FTE)	83	77	48	10	(119)	99
Net income (loss)	$160	$129	$90	$95	$(200)	$274
Net credit-related charge-offs	$29	$24	$10	$27	$—	$90

Selected average balances:
Assets	$14,060	$12,591	$10,174	$7,630	$17,058	$61,513
Loans	13,794	12,372	9,400	7,183	—	42,749
Deposits	19,320	13,919	10,207	4,699	346	48,491

Statistical data:
Return on average assets (a)	1.57%	1.74%	1.57%	2.50%	N/M	0.89%
Efficiency ratio (b)	60.41	48.47	51.21	48.22	N/M	68.62

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on course," "trend," "objective," "looks forward" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services, and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions; changes in monetary and fiscal policies, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; changes in the Corporation's credit rating; the interdependence of financial service companies; changes in regulation or oversight; unfavorable developments concerning credit quality; any future acquisitions or divestitures; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries of the Corporation's customers; the implementation of the Corporation's strategies and business models; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; operational difficulties, failure of technology infrastructure or information security incidents; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; competitive product and pricing pressures among financial institutions within the Corporation's markets; changes in customer behavior; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; the impact of legal and regulatory proceedings or determinations; the effectiveness of methods of reducing risk exposures; the effects of terrorist activities and other hostilities; the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, droughts and floods; changes in accounting standards and the critical nature of the Corporation's accounting policies. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to "Item 1A. Risk Factors" beginning on page 13 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 and "Item 1A. Risk Factors" beginning on page 68 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
Net income of $143 million for the three months ended June 30, 2013 was unchanged compared to the three months ended June 30, 2012. Decreases of $18 million in noninterest expenses and $6 million in the provision for credit losses were offset by decreases of $21 million in net interest income and $3 million in noninterest income. Noninterest expenses included no merger and restructuring charges for the three months ended June 30, 2013, compared to $8 million for the three months ended June 30, 2012. Net income per diluted common share was $0.76 for the three months ended June 30, 2013, compared to $0.73 for the same period one year ago. Average diluted common shares were 187 million for the three months ended June 30, 2013, compared to 194 million for the same period in the prior year.
Net income for the six months ended June 30, 2013 was $277 million, an increase of $3 million from $274 million for the six months ended June 30, 2012. The increase in net income in the six months ended June 30, 2013, compared to the same period in 2012, reflected decreases of $49 million in noninterest expenses and $12 million in the provision for credit losses, partially offset by decreases of $47 million in net interest income and $9 million in noninterest income and an increase of $2 million in the provision for income taxes. Noninterest expenses included no merger and restructuring charges for the six months ended June 30, 2013, compared to $8 million for the six months ended June 30, 2012. Net income per diluted common share was $1.46 for the six months ended June 30, 2013, compared to $1.39 for the same period one year ago. Average diluted common shares were 187 million for the six months ended June 30, 2013, compared to 195 million for the same period in the prior year.
Full-Year 2013 Outlook Compared to Full-Year 2012
For full-year 2013, management expects the following compared to 2012, assuming a continuation of the current slow growing economic environment:

•	Continued growth in average loans at a slower pace, with economic uncertainty impacting demand and a continued focus on maintaining pricing and structure discipline in a competitive environment.

•
Lower net interest income, reflecting both a decline in purchase accounting accretion and the effect of continued low rates. Loan growth should partially offset the impact of low rates on loans and securities. Purchase accounting accretion is expected to be $25 million to $30 million for full-year 2013, compared to $71 million in full-year 2012.

•
Provision for credit losses declining, reflecting lower nonperforming loans and net charge-offs, partially offset by loan growth. The provision for credit losses for the second half of 2013 is expected to be similar to the provision for the first six months of 2013.

•
Customer-driven noninterest income relatively stable, reflecting cross-sell initiatives partially offset by regulatory pressures on certain fees. Outlook does not include expectations for non-customer driven income.

•	Lower noninterest expense, reflecting further cost savings due to tight expense control and no restructuring expenses. Full-year 2012 included restructuring expenses of $35 million.

•	Effective tax rate of approximately 27.5 percent.

Net Interest Income
Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	June 30, 2013			June 30, 2012
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$28,393	$233	3.29%	$25,983	$227	3.52%
Real estate construction loans	1,453	15	4.04	1,420	15	4.50
Commercial mortgage loans	9,192	88	3.86	9,983	112	4.46
Lease financing	855	7	3.22	869	7	3.28
International loans	1,262	12	3.81	1,265	12	3.66
Residential mortgage loans	1,602	16	4.04	1,487	17	4.53
Consumer loans	2,136	18	3.30	2,221	18	3.37
Total loans (a)	44,893	389	3.47	43,228	408	3.79

Mortgage-backed securities available-for-sale	9,415	51	2.17	9,262	58	2.51
Other investment securities available-for-sale	378	1	0.56	466	1	0.85
Total investment securities available-for-sale	9,793	52	2.15	9,728	59	2.49

Interest-bearing deposits with banks (b)	4,125	3	0.26	3,555	3	0.26
Other short-term investments	117	—	1.05	141	—	1.55
Total earning assets	58,928	444	3.02	56,652	470	3.35

Cash and due from banks	972			931
Allowance for loan losses	(625)			(710)
Accrued income and other assets	4,434			4,808
Total assets	$63,709			$61,681

Money market and interest-bearing checking deposits	$21,544	8	0.13	$20,451	8	0.18
Savings deposits	1,658	—	0.03	1,607	1	0.07
Customer certificates of deposit	5,685	6	0.43	6,107	9	0.53
Foreign office time deposits	485	1	0.60	379	—	0.64
Total interest-bearing deposits	29,372	15	0.19	28,544	18	0.25
Short-term borrowings	193	—	0.07	68	—	0.12
Medium- and long-term debt	4,044	14	1.43	4,854	17	1.40
Total interest-bearing sources	33,609	29	0.34	33,466	35	0.42

Noninterest-bearing deposits	22,076			20,128
Accrued expenses and other liabilities	1,042			1,085
Total shareholders’ equity	6,982			7,002
Total liabilities and shareholders’ equity	$63,709			$61,681

Net interest income/rate spread (FTE)		$415	2.68		$435	2.93

FTE adjustment		$1			$—

Impact of net noninterest-bearing sources of funds			0.15			0.17
Net interest margin (as a percentage of average earning assets) (FTE) (a) (b)			2.83%			3.10%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $7 million and $18 million increased the net interest margin by 5 basis points and 13 basis points in the three months ended June 30, 2013 and 2012, respectively.

(b)
Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 18 basis points and 18 basis points in the three months ended June 30, 2013 and 2012, respectively.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	June 30, 2013/June 30, 2012
(in millions)	Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Loans	$(32)	(b)	$13	$(19)	(b)
Investment securities available-for-sale	(8)		1	(7)
Total interest income (FTE)	(40)		14	(26)

Interest Expense:
Interest-bearing deposits	(3)		—	(3)
Medium- and long-term debt	—		(3)	(3)
Total interest expense	(3)		(3)	(6)
Net interest income (FTE)	$(37)		$17	$(20)

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Reflected a decrease of $11 million in accretion of the purchase discount on the acquired loan portfolio.
Net interest income was $414 million for the three months ended June 30, 2013, a decrease of $21 million compared to $435 million for the three months ended June 30, 2012. The decrease in net interest income in the three months ended June 30, 2013, compared to the three months ended June 30, 2012, resulted primarily from a decrease in yields and an $11 million decrease in the accretion of the purchase discount on the acquired loan portfolio, partially offset by an increase in average earning assets. Average earning assets increased $2.2 billion, or 4 percent, to $58.9 billion for the three months ended June 30, 2013, compared to $56.7 billion for the same period in 2012. The increase in average earning assets primarily reflected increases of $1.7 billion in average loans and $570 million in average interest-bearing deposits with banks. The net interest margin (FTE) for the three months ended June 30, 2013 decreased 27 basis points to 2.83% percent, from 3.10% percent for the comparable period in 2012, primarily from decreased yields on loans and mortgage-backed investment securities and a decrease in accretion of the purchase discount on the acquired loan portfolio, partially offset by lower deposit rates. The decrease in loan yields reflected a shift in the average loan portfolio mix, largely due to an increase in lower-yielding average commercial loans as well as a decrease in higher-yielding commercial mortgage loans, lower LIBOR rates and positive credit quality migration throughout the portfolio. Yields on mortgage-backed investment securities decreased as a result of prepayments on higher-yielding securities and new investments in lower-yielding securities impacted by the lower rate environment. Accretion of the purchase discount on the acquired loan portfolio increased the net interest margin by 5 basis points in the three months ended June 30, 2013, compared to 13 basis points in the same period in 2012, and excess liquidity reduced the net interest margin by approximately 18 basis points in both the three-month periods ended June 30, 2013 and 2012. Excess liquidity was represented by $4.0 billion and $3.5 billion of average balances deposited with the Federal Reserve Bank (FRB) in the three months ended June 30, 2013 and 2012, respectively, included in “interest-bearing deposits with banks” on the consolidated balance sheets. The "Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table above provides an analysis of net interest income (FTE) for the three months ended June 30, 2013 and 2012 and details the components of the change in net interest income on a FTE basis for the three months ended June 30, 2013 compared to the same period in the prior year.

Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Six Months Ended
	June 30, 2013			June 30, 2012
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$28,225	$462	3.30%	$25,359	$446	3.54%
Real estate construction loans	1,384	28	4.10	1,437	32	4.54
Commercial mortgage loans	9,295	183	3.97	10,093	231	4.59
Lease financing	856	14	3.23	883	15	3.35
International loans	1,272	23	3.72	1,235	23	3.71
Residential mortgage loans	1,579	33	4.21	1,503	35	4.65
Consumer loans	2,145	36	3.33	2,239	38	3.43
Total loans (a)	44,756	779	3.51	42,749	820	3.86

Mortgage-backed securities available-for-sale	9,532	104	2.18	9,312	120	2.60
Other investment securities available-for-sale	374	1	0.55	496	2	0.79
Total investment securities available-for-sale	9,906	105	2.16	9,808	122	2.57

Interest-bearing deposits with banks (b)	3,990	5	0.26	3,723	5	0.26
Other short-term investments	117	1	1.67	138	1	1.76
Total earning assets	58,769	890	3.06	56,418	948	3.39

Cash and due from banks	975			965
Allowance for loan losses	(629)			(723)
Accrued income and other assets	4,621			4,853
Total assets	$63,736			$61,513

Money market and interest-bearing checking deposits	$21,442	15	0.14	$20,623	18	0.18
Savings deposits	1,640	—	0.03	1,575	1	0.08
Customer certificates of deposit	5,715	13	0.45	6,042	17	0.55
Foreign office time deposits	505	2	0.57	369	1	0.61
Total interest-bearing deposits	29,302	30	0.20	28,609	37	0.26
Short-term borrowings	158	—	0.09	73	—	0.11
Medium- and long-term debt	4,374	29	1.37	4,897	33	1.37
Total interest-bearing sources	33,834	59	0.35	33,579	70	0.42

Noninterest-bearing deposits	21,793			19,882
Accrued expenses and other liabilities	1,140			1,081
Total shareholders’ equity	6,969			6,971
Total liabilities and shareholders’ equity	$63,736			$61,513

Net interest income/rate spread (FTE)		$831	2.71		$878	2.97

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			0.15			0.17
Net interest margin (as a percentage of average earning assets) (FTE) (a) (b)			2.86%			3.14%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $18 million and $43 million increased the net interest margin by 6 basis points and 15 basis points in the six months ended June 30, 2013 and 2012, respectively.

(b)
Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 18 basis points and 20 basis points in the six months ended June 30, 2013 and 2012, respectively.

Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Six Months Ended
	June 30, 2013/June 30, 2012
(in millions)	Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Loans	$(71)	(b)	$30	$(41)	(b)
Investment securities available-for-sale	(20)		3	(17)
Total interest income (FTE)	(91)		33	(58)

Interest Expense:
Interest-bearing deposits	(8)		1	(7)
Medium- and long-term debt	—		(4)	(4)
Total interest expense	(8)		(3)	(11)
Net interest income (FTE)	$(83)		$36	$(47)

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Reflected a decrease of $25 million in accretion of the purchase discount on the acquired loan portfolio.
Net interest income was $830 million for the six months ended June 30, 2013, a decrease of $47 million compared to $877 million for the same period in 2012. The decrease in net interest income in the six months ended June 30, 2013, compared to the same period in 2012, resulted primarily from a decrease in yields and a $25 million decrease in the accretion of the purchase discount on the acquired loan portfolio in the six months ended June 30, 2013, partially offset by an increase in average earning assets. Average earning assets increased $2.4 billion, or 4 percent, to $58.8 billion for the six months ended June 30, 2013, compared to $56.4 billion for the same period in 2012. The increase in average earning assets primarily reflected increases of $2.0 billion in average loans and $267 million in average interest-bearing deposits with banks. The net interest margin (FTE) for the six months ended June 30, 2013 decreased 28 basis points to 2.86 percent, from 3.14 percent for the comparable period in 2012, primarily due to the reasons cited in the quarterly discussion above. Accretion of the purchase discount on the acquired loan portfolio increased the net interest margin by 6 basis points in the six months ended June 30, 2013, compared to 15 basis points in the same period in 2012, and excess liquidity reduced the net interest margin by approximately 18 basis points in the six months ended June 30, 2013, compared to 20 basis points in the same period in 2012. Excess liquidity was represented by $3.8 billion and $3.6 billion of average balances deposited with the FRB in first six months of 2013 and 2012, respectively, included in “interest-bearing deposits with banks” on the consolidated balance sheets. The "Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table that follows provides an analysis of net interest income (FTE) for the six months ended June 30, 2013 and 2012 and details the components of the change in net interest income on a FTE basis for the six months ended June 30, 2013 compared to the same period in the prior year.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was $13 million and $19 million for the three months ended June 30, 2013, and 2012, respectively, and $29 million and $41 million for the six months ended June 30, 2013, and 2012, respectively. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. For discussion of the allowance for loan losses and the methodology used in the determination of the allowance for loan losses, refer to the "Credit Risk" and "Critical Accounting Policies" sections of this financial review. The provision for loan losses was $13 million for the three months ended June 30, 2013, compared to $8 million for the three months ended June 30, 2012, and was $25 million for the six months ended June 30, 2013, compared to $31 million for the same period in the prior year. Credit quality in the loan portfolio continued to improve in the three- and six-month periods ended June 30, 2013, compared to the same periods in the prior year, in part reflecting improvements in the U.S. economy. Improvements in credit quality included a decline of $949 million in the Corporation's internal watch list loans from June 30, 2012 to June 30, 2013. Reflected in the decline in watch list loans was a decrease in nonaccrual loans of $270 million. The Corporation's internal watch list is generally consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities.
Net loan charge-offs in the three months ended June 30, 2013 decreased $28 million to $17 million, or 0.15 percent of average total loans, compared to $45 million, or 0.42 percent, for the first three months of 2012. The $28 million decrease in net loan charge-offs in the three months ended June 30, 2013, compared to the same period in 2012, primarily reflected decreases in Commercial Real Estate ($16 million) and Private Banking ($7 million). By geographic market, the decrease in net loan charge-offs in the second quarter 2013 compared to the second quarter 2012, primarily reflected decreases in Other Markets ($15 million), Texas ($7 million) and Michigan ($7 million).
Net loan charge-offs in the first six months of 2013 decreased $49 million to $41 million, or 0.18 percent of average total loans, compared to $90 million, or 0.42 percent, for the same period in 2012. The $49 million decrease in net loan charge-offs in the first six months of 2013, compared to the same period in 2012, primarily reflected decreases in Commercial Real Estate ($30 million) and Private Banking ($13 million). Net loan charge-offs decreased in all geographic markets in the first six months of 2013, compared to the same period in 2012.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was zero, a decrease of $11 million compared to the three months ended June 30, 2012, and was $4 million for the six months ended June 30, 2013, compared to $10 million for the comparable period in prior year. The $11 million and $6 million decreases in the provision for credit losses on lending-related commitments in the three- and six-month periods ended June 30, 2013, compared to the same periods in 2012, respectively, resulted primarily from the reduction of specific reserves established in the second quarter 2012 for set aside/bonded stop loss commitments related to residential real estate construction credits in the California market. The reserves for set aside/bonded stop loss commitments were reduced in the second quarter 2013 as the underlying commitments were funded and simultaneously charged-off against the allowance for loan losses. Lending-related commitment charge-offs were insignificant for the three months ended June 30, 2013 and 2012.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Customer-driven income:
Service charges on deposit accounts	$53	$53	$108	$109
Fiduciary income	44	39	87	77
Commercial lending fees	22	24	43	49
Letter of credit fees	16	18	32	35
Card fees	13	12	25	23
Foreign exchange income	9	10	18	20
Brokerage fees	4	4	9	9
Other customer-driven income (a)	27	27	50	48
Total customer-driven noninterest income	188	187	372	370
Noncustomer-driven income:
Bank-owned life insurance	10	10	19	20
Net securities (losses) gains	(2)	6	(2)	11
Other noncustomer-driven income (a)	12	8	19	16
Total noninterest income	$208	$211	$408	$417

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income was $208 million for the three months ended June 30, 2013, a decrease of $3 million compared to $211 million for the same period in 2012. Fiduciary income increased $5 million, primarily reflecting an increase in personal trust fees, largely driven by an increase in the volume of fiduciary services sold and increases in market value. Net securities (losses) gains reflected a $2 million charge related to a derivative contract tied to the conversion rate of Visa Class B shares in the three months ended June 30, 2013, compared to gains of $6 million in the three months ended June 30, 2012, primarily from the redemption of auction-rate securities. Other noncustomer-driven income increased $4 million, primarily due to a $5 million increase in deferred compensation asset returns in the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase in deferred compensation asset returns in noninterest income is offset by an increase in deferred compensation plan expense in noninterest expenses.
Noninterest income was $408 million for the six months ended June 30, 2013, a decrease of $9 million compared to $417 million for the same period in 2012. Fiduciary income increased $10 million and net securities (losses) gains decreased $13 million, primarily for the same reasons described in the quarterly discussion above. In addition, commercial lending fees decreased $6 million in the six months ended June 30, 2013, compared to the same period in the prior year, primarily due to a decrease in syndication agent fees. Other noncustomer-driven income increased $3 million, primarily due to a $4 million increase in deferred compensation asset returns in the six months ended June 30, 2013, compared to the six months ended June 30, 2013. The increase in deferred compensation asset returns in noninterest income is offset by an increase in deferred compensation plan expense in noninterest expenses.
The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Other noninterest income:
Other customer-driven income:
Investment banking fees	$6	$4	$11	$10
Customer derivative income	7	8	11	11
Insurance commissions	3	4	7	7
All other customer-driven income	11	11	21	20
Total other customer-driven income	27	27	50	48
Other noncustomer-driven income:
Securities trading income	3	5	8	9
Deferred compensation asset returns (a)	3	(2)	6	2
Income from principal investing and warrants	3	4	5	6
Amortization of low income housing investments	(13)	(14)	(27)	(28)
All other noncustomer-driven income	16	15	27	27
Total other noncustomer-driven income	12	8	19	16
Total other noninterest income	$39	$35	$69	$64

(a)
Compensation deferred by the Corporation's officers is invested based on investment selections of the officers. Income earned on these assets is reported in noninterest income and the offsetting increase in liability is reported in salaries expense.

Noninterest Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Salaries	$182	$189	$370	$390
Employee benefits	63	61	126	120
Total salaries and employee benefits	245	250	496	510
Net occupancy expense	39	40	78	81
Equipment expense	15	16	30	33
Outside processing fee expense	30	26	58	52
Software expense	22	21	44	44
Merger and restructuring charges	—	8	—	8
FDIC insurance expense	8	10	17	20
Advertising expense	6	7	12	14
Other real estate expense	1	1	2	4
Other noninterest expenses	50	55	95	115
Total noninterest expenses	$416	$434	$832	$881
Noninterest expenses were $416 million for the three months ended June 30, 2013, a decrease of $18 million compared to $434 million for the three months ended June 30, 2012. Salaries expense decreased $7 million in the three months ended June 30, 2013, compared to the same period in the prior year, primarily due to a reduction in staffing levels and lower expected executive incentive compensation, partially offset by a $5 million increase in deferred compensation plan expense and the impact of annual merit increases. Employee benefits expense increased $2 million, primarily reflecting increased pension expense. Outside processing fee expense increased $4 million in the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to increased activity tied to revenue growth, transactional costs related to increased volume and outsourcing of certain operational functions. Other noninterest expenses decreased $5 million, primarily reflecting a $10 million decrease in legal and litigation-related expenses, as well as small decreases in several other categories of other noninterest expense, partially offset by a $4 million write-down on other foreclosed assets in the three months ended June 30, 2013.
Noninterest expenses were $832 million for the six months ended June 30, 2013, a decrease of $49 million compared to $881 million for the six months ended June 30, 2012. Salaries expense decreased $20 million and employee benefits expense increased $6 million, primarily due to the same reasons discussed above. Other noninterest expenses decreased $20 million, primarily reflecting a $19 million decrease in legal and litigation-related expenses, as well as small decreases in several other categories of other noninterest expense, partially offset by a $4 million write-down on other foreclosed assets in the six months ended June 30, 2013.
Provision for Income Taxes
The provision for income taxes was $50 million for both the three-month periods ended June 30, 2013 and 2012. The provision for income taxes for the six months ended June 30, 2013 was $100 million, compared to $98 million for the same period in 2012. The $2 million increase in the provision for income taxes in the six months ended June 30, 2013, compared to the same period in 2012, was primarily due to an increase in pretax net income.

STRATEGIC LINES OF BUSINESS
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
In the first quarter 2013, the Corporation changed the method of assigning the allowance for loan losses to each segment. In 2012, national probability of default and loss given default statistics were incorporated into the Corporation's allowance methodology. Each segment was assigned an allowance for loan losses based on market-specific standard reserve factors applied to the loans in each segment, and the difference between the total allowance required on a national basis and the market-specific allowances was allocated based on the relative loan balances in each segment. Effective first quarter 2013, each segment is assigned an allowance for loan losses by applying national standard reserve factors to the loan balances in each segment by risk rating distribution. For comparability purposes, amounts in all periods are based on segments and methodologies in effect at June 30, 2013. For further information regarding the Corporation's segment methodologies, refer to page F-13 of the Corporation's 2012 Annual Report.
Business Segments
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business segments for the six months ended June 30, 2013 and 2012.
The following table presents net income (loss) by business segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2013		2012
Business Bank	$405	86%	$410	86%
Retail Bank	21	4	31	7
Wealth Management	49	10	33	7
	475	100%	474	100%
Finance	(197)		(181)
Other (a)	(1)		(19)
Total	$277		$274
(a)    Includes items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $405 million for the six months ended June 30, 2013 decreased $5 million, compared to $410 million for the six months ended June 30, 2012. Net interest income (FTE) of $748 million decreased $5 million in the six months ended June 30, 2013, primarily due to lower loan yields and a $17 million decrease in accretion of the purchase discount on the acquired loan portfolio, partially offset by the benefit provided by an increase of $2.0 billion in average loans, a decrease in net funds transfer pricing (FTP) charges and lower deposit rates. Average deposits increased $1.7 billion in the six months ended June 30, 2013, compared to the same period in the prior year. The provision for credit losses increased $17 million, to $31 million for the six months ended June 30, 2013, compared to the same period in the prior year, primarily due to first quarter 2013 enhancements to the approach utilized to determine the allowance for loan losses and loan growth, partially offset by improvements in credit quality and reflecting increases in Middle Market and Corporate Banking, partially offset by a decrease in Commercial Real Estate. Net credit-related charge-offs of $28 million decreased $26 million in the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily reflecting a decrease in Commercial Real Estate. Noninterest income of $157 million for the six months ended June 30, 2013 decreased $7 million from the comparable period in the prior year, primarily due to a decrease in commercial lending fees ($6 million). Noninterest expenses of $293 million for the six months ended June 30, 2013 decreased $16 million compared to the same period in the prior year, primarily due to decreases in corporate overhead expense ($8 million), salaries expense ($4 million), processing costs ($3 million) and small decreases in several noninterest expense categories, partially offset by an increase in outside processing fees ($3 million) and a write-down on other foreclosed assets in the second quarter 2013 ($4 million).
Net income for the Retail Bank of $21 million for the six months ended June 30, 2013 decreased $10 million, compared to $31 million for the six months ended June 30, 2012. Net interest income (FTE) of $309 million decreased $18 million in the six months ended June 30, 2013, primarily due to an $8 million decrease in accretion of the purchase discount on the acquired loan portfolio, a decrease in net FTP credits, lower loan yields and an $82 million decrease in average loans, partially offset by the benefit provided by an increase of $696 million in average deposits and lower deposit rates. The provision for credit losses of $11 million for the six months ended June 30, 2013 increased $2 million from the comparable period in the prior year, primarily due to an increase in Small Business, partially offset by a decrease in Retail Banking. Net credit-related charge-offs of $11 million for the six months ended June 30, 2013 decreased $10 million compared to the six months ended June 30, 2012, primarily reflecting decreases in Small Business in the California and Michigan markets. Noninterest income of $86 million for the six months ended June 30, 2013 decreased $4 million compared to the six months ended June 30, 2012, primarily reflecting a decrease in service charges on deposit accounts ($2 million) and a charge related to a derivative contract tied to the conversion rate of Visa Class B shares ($2 million) in the six months ended June 30, 2013. Noninterest expenses of $352 million for the six months ended June 30, 2013 decreased $9 million from the comparable period in the prior year, primarily due to a decrease in corporate overhead expense ($5 million) and small decreases in several other noninterest expense categories.
Wealth Management's net income of $49 million for the six months ended June 30, 2013 increased $16 million, compared to $33 million for the six months ended June 30, 2012. Net interest income (FTE) of $92 million for the six months ended June 30, 2013 decreased $1 million compared to the six months ended June 30, 2012. Average loans increased $79 million and average deposits increased $65 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The provision for credit losses was a benefit of $10 million for the six months ended June 30, 2013, a decrease of $24 million compared to the six months ended June 30, 2012, primarily due to improvements in credit quality. Net credit-related charge-offs were $2 million for the six months ended June 30, 2013, compared to $15 million for the six months ended June 30, 2012. Noninterest income of $130 million decreased $1 million from the comparable period in the prior year, as a decrease in net securities gains ($11 million) was partially offset by an increase in fiduciary income ($8 million) and small increases in several noninterest income categories. Noninterest expenses of $157 million for the six months ended June 30, 2013 decreased $2 million from the six months ended June 30, 2012 primarily due to a decrease in corporate overhead expense ($2 million).
The net loss in the Finance segment was $197 million for the six months ended June 30, 2013, compared to a net loss of $181 million for the six months ended June 30, 2012. Net interest expense (FTE) of $333 million for the six months ended June 30, 2013 increased $20 million, compared to the six months ended June 30, 2012, primarily reflecting a $16 million decrease in interest earned on mortgage-backed investment securities. Noninterest income of $29 million for the six months ended June 30, 2013 decreased $1 million compared to the six months ended June 30, 2012. Noninterest expenses of $5 million for the six months ended June 30, 2013 were unchanged from the comparable period in the prior year.
The net loss in the Other category of $1 million for the six months ended June 30, 2013 decreased $18 million, compared to a net loss of $19 million for the six months ended June 30, 2012. The decrease in net loss primarily reflected a $22 million decrease in noninterest expenses, primarily due to a $15 million decrease in litigation-related expenses.
Market Segments
Market segment results are provided for the Corporation's three largest geographic markets: Michigan, California and Texas. In addition to the three largest geographic markets, Other Markets is also reported as a market segment. The Finance & Other category includes the Finance segment and the Other category as previously described in the "Business Segments" section of this financial review. The table and narrative below present the market results based on the structure and methodologies in effect at June 30, 2013. Note 13 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the six months ended June 30, 2013 and 2012.
The following table presents net income (loss) by market segment.

	Six Months Ended June 30,
(dollar amounts in millions)	2013		2012
Michigan	$155	33%	$160	34%
California	120	25	129	27
Texas	89	19	90	19
Other Markets	111	23	95	20
	475	100%	474	100%
Finance & Other (a)	(198)		(200)
Total	$277		$274
(a)    Includes items not directly associated with the market segments.
The Michigan market's net income of $155 million for the six months ended June 30, 2013 decreased $5 million, compared to $160 million for the six months ended June 30, 2012. Net interest income (FTE) of $377 million for the six months ended June 30, 2013 decreased $15 million from the comparable period in the prior year, primarily due to lower loan yields and the impact of a $170 million decrease in average loans, partially offset by lower deposit rates and a decrease in net FTP charges, reflecting the benefit provided by a $886 million increase in average deposits. The provision for credit losses was a benefit of $11 million for the six months ended June 30, 2013, a decrease of $1 million compared to the same period in the prior year, primarily due to improvements in credit quality and largely reflecting decreases in Commercial Real Estate and Private Banking, partially offset by increases in Middle Market and Corporate Banking. Net credit-related charge-offs of $9 million for the six months ended June 30, 2013 decreased $20 million from the comparable period in the prior year, primarily reflecting decreases in Commercial Real Estate, Middle Market and Private Banking. Noninterest income of $180 million for the six months ended June 30, 2013 decreased $15 million from the comparable period in 2012, primarily due to decreases in card fees ($9 million) and commercial lending fees ($3 million). Noninterest expenses of $329 million in the six months ended June 30, 2013 decreased $25 million from the comparable period in the prior year, primarily due to decreases in corporate overhead expense ($8 million) and small decreases in most noninterest expense categories.
The California market's net income of $120 million decreased $9 million in the six months ended June 30, 2013, compared to $129 million for the six months ended June 30, 2012. Net interest income (FTE) of $344 million for the six months ended June 30, 2013 increased $6 million from the comparable period in the prior year, primarily due to the benefit provided by a $1.4 billion increase in average loans and a decrease in net FTP charges, reflecting the benefit provided by a $595 million increase in average deposits, partially offset by lower loan yields. The provision for credit losses of $28 million in the six months ended June 30, 2013 increased $25 million from the comparable period in the prior year, primarily due to loan growth and first quarter 2013 enhancements to the approach utilized to determine the allowance for loan losses, and primarily reflecting increases in Middle Market (primarily Technology and Life Sciences) and Private Banking, partially offset by a decrease in Commercial Real Estate. Net credit-related charge-offs of $22 million in the six months ended June 30, 2013 decreased $2 million compared to the six months ended June 30, 2012, primarily reflecting decreases in Small Business and Commercial Real Estate, partially offset by increases in Technology and Life Sciences and Corporate Banking. Noninterest income of $71 million for the six months ended June 30, 2013 increased $3 million from the comparable period in prior year, primarily due to an increase in card fees. Noninterest expenses of $197 million in the six months ended June 30, 2013 was unchanged from the comparable period in the prior year, as a write-down on other foreclosed assets in the second quarter 2013 ($4 million) was offset by a decrease in corporate overhead expense ($3 million) and small decreases in several noninterest expense categories.
The Texas market's net income decreased $1 million to $89 million for the six months ended June 30, 2013, compared to $90 million for the six months ended June 30, 2012. Net interest income (FTE) of $266 million for the six months ended June 30, 2013 decreased $25 million from the comparable period in the prior year, primarily due to a decrease in accretion of the purchase discount on the acquired loan portfolio of $24 million and lower loan yields, partially offset by the benefit provided by a $725 million increase in average loans. Average deposits decreased $133 million in the six months ended June 30, 2013, compared to the same period in the prior year. The provision for credit losses of $14 million for the six months ended June 30, 2013 decreased $21 million from the comparable period in the prior year, primarily reflecting decreases Commercial Real Estate and general Middle Market, partially offset by an increase in Energy. Net credit-related charge-offs of $3 million for the six months ended June 30, 2013 decreased $7 million from the comparable period in the prior year, primarily reflecting decreases in Commercial Real Estate and general Middle Market. Noninterest income of $64 million for the six months ended June 30, 2013 increased $1 million from the comparable period in the prior year, primarily due to an increase in card fees ($3 million). Noninterest expenses of $179 million for the six months ended June 30, 2013 decreased $2 million from the six months ended June 30, 2012, primarily reflecting a decrease in corporate overhead expense ($3 million).
Net income in Other Markets of $111 million for the six months ended June 30, 2013 increased $16 million compared to $95 million for the six months ended June 30, 2012. Net interest income (FTE) of $162 million for the six months ended June 30, 2013 increased $10 million from the comparable period in the prior year, primarily due to an increase in net FTP credits, primarily the result of the benefits provided by increases of $1.1 billion in average deposits and $96 million in average loans. The provision for credit losses decreased $8 million in the six months ended June 30, 2013, compared to the same period in the prior year, primarily reflecting a decrease in Private Banking, partially offset by increases in Middle Market and Commercial Real Estate. Net credit-related charge-offs of $7 million for the six months ended June 30, 2013 decreased $20 million from the comparable period in the prior year, primarily reflecting decreases in Private Banking and Commercial Real Estate, partially offset by an increase in Environmental Services. Noninterest income of $58 million for the six months ended June 30, 2013 decreased $1 million from the comparable period in the prior year, reflecting a decrease in net securities gains ($11 million), as the six months ended June 30, 2012 included net securities gains from the redemption of auction-rate securities, partially offset by an increase in fiduciary income ($5 million) and small increases in several other noninterest income categories. Noninterest expenses of $97 million for the six months ended June 30, 2013 were unchanged compared to the prior year.
The net loss for the Finance & Other category of $198 million in the six months ended June 30, 2013 decreased $2 million compared to the six months ended June 30, 2012. For further information, refer to the Finance segment and Other category discussions under the "Business Segments" subheading above.

The following table lists the Corporation's banking centers by geographic market segment.

	June 30,
	2013	2012
Michigan	215	218
Texas	136	140
California	105	105
Other Markets:
Arizona	18	18
Florida	9	11
Canada	1	1
Total Other Markets	28	30
Total	484	493

FINANCIAL CONDITION
Total assets were $62.9 billion at June 30, 2013, a decrease of $2.2 billion from $65.1 billion at December 31, 2012, primarily reflecting decreases of $666 million in investment securities available-for-sale, $598 million in total loans, $379 million in cash and due from banks, $241 million in accrued income and other assets and $161 million in interest-bearing deposits with banks. On an average basis, total assets decreased $548 million to $63.7 billion in the second quarter 2013, compared to $64.3 billion in the fourth quarter 2012, resulting primarily from decreases of $660 million in average interest-bearing deposits with banks, $457 million in average investment securities available-for-sale and $171 million in accrued income and other assets, partially offset by an increase of $774 million in average loans.
The following tables provide information about the change in the Corporation's average loan portfolio in the second quarter 2013, compared to the fourth quarter 2012.

	Three Months Ended			Percent Change
(dollar amounts in millions)	June 30, 2013	December 31, 2012	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$10,210	$9,643	$567	6%
National Dealer Services	3,638	3,141	497	16
Energy	2,922	2,816	106	4
Technology and Life Sciences	1,792	1,776	16	2
Environmental Services	727	678	49	7
Entertainment	569	637	(68)	(11)
Total Middle Market	19,858	18,691	1,167	6
Corporate Banking	3,211	3,354	(143)	(4)
Mortgage Banker Finance	1,815	2,094	(279)	(13)
Commercial Real Estate	758	741	17	2
Total Business Bank commercial loans	25,642	24,880	762	3
Total Retail Bank commercial loans	1,329	1,200	129	11
Total Wealth Management commercial loans	1,422	1,382	40	3
Total commercial loans	28,393	27,462	931	3
Real estate construction loans	1,453	1,299	154	12
Commercial mortgage loans	9,192	9,519	(327)	(3)
Lease financing	855	839	16	3
International loans	1,262	1,314	(52)	(4)
Residential mortgage loans	1,602	1,525	77	5
Consumer loans	2,136	2,161	(25)	(1)
Total loans	$44,893	$44,119	$774	2%
Average Loans By Geographic Market:
Michigan	$13,598	$13,415	$183	1%
California	13,912	13,275	637	5
Texas	10,179	9,818	361	4
Other Markets	7,204	7,611	(407)	(5)
Total loans	$44,893	$44,119	$774	2%
Average loans for the three months ended June 30, 2013 increased $774 million, or 2 percent, to $44.9 billion, compared to $44.1 billion for the three months ended December 31, 2012, reflecting an increase of $931 million, or 3 percent in average commercial loans, partially offset by a decrease of $173 million, or 2 percent, in combined commercial mortgage and real estate construction loans. The $931 million increase in average commercial loans primarily reflected an increase in Middle Market ($1.2 billion), partially offset by decreases in Mortgage Banker Finance ($279 million) and Corporate Banking ($143 million). The decline in Mortgage Banker Finance, which provides mortgage warehousing lines, primarily reflected a decline in refinancing activity. The increase in Middle Market primarily reflected increases in general Middle Market ($567 million), National Dealer Services ($497 million) and Energy ($106 million). In general, Middle Market serves customers with annual revenue between $20 million and $500 million; while Corporate serves customers with revenue over $500 million, and Small Business serves customers with revenue under $20 million. Changes in average total loans by geographic market is provided in the table above.
Investment securities available-for-sale decreased $666 million to $9.6 billion at June 30, 2013, from $10.3 billion at December 31, 2012, primarily reflecting a slowing of the reinvestment of paydowns on residential mortgage-backed investment securities in the second quarter 2013 as well as a $242 million decrease in net unrealized gains, primarily due to rising interest rates late in the second quarter 2013. On an average basis, investment securities available-for-sale decreased $457 million in the second quarter 2013, compared to the fourth quarter 2012, primarily reflecting the slowing of the reinvestment of paydowns on residential mortgage-backed investment securities.
Total liabilities decreased $2.1 billion to $56.0 billion at June 30, 2013, compared to $58.1 billion at December 31, 2012, primarily due to decreases of $1.4 billion in noninterest-bearing deposits and $1.1 billion in medium- and long-term debt, partially offset by a $473 million increase in interest-bearing deposits. On an average basis, total liabilities decreased $468 million in the second quarter 2013, compared to the fourth quarter 2012, primarily due to decreases of $691 million in medium- and long-term debt and $682 million in average noninterest-bearing deposits, partially offset by an increase of $848 million in average interest-bearing deposits. The decrease in medium- and long-term debt primarily reflected the May 2013 maturity of $1 billion of Federal Home Loan Bank advances. The decrease in average noninterest-bearing deposits primarily reflected a decrease in general Middle Market ($730 million), largely due to a decline in the Financial Services Division ($460 million), which provides services to title and escrow companies. The increase in average interest-bearing deposits primarily reflected an increase of $774 million in money market and interest-bearing checking deposits. By geographic market, the increase in average total deposits of $166 million from the fourth quarter 2012 to the second quarter 2013 primarily reflected increases in Other Markets ($438 million), Texas ($378 million) and Michigan ($141 million), partially offset by a decrease in the California market ($785 million). The decrease in the California market primarily reflected decreases in general Middle Market and Technology and Life Sciences, partially offset by an increase in Corporate Banking.
Capital
Total shareholders' equity decreased $31 million to $6.9 billion at June 30, 2013, compared to December 31, 2012. The decrease in total shareholders' equity included a $125 million increase in accumulated other comprehensive loss, primarily reflecting a temporary unrealized loss on investment securities available-for-sale of $153 million, net of tax, largely due to the impact of rising rates on the fair value of mortgage-backed investment securities. The following table presents a summary of changes in total shareholders' equity in the six months ended June 30, 2013.

(in millions)
Balance at January 1, 2013		$6,942
Net income		277
Cash dividends declared on common stock		(64)
Purchase of common stock		(146)
Other comprehensive income (loss):
Investment securities available-for-sale	$(153)
Defined benefit and other postretirement plans	28
Total other comprehensive loss		(125)
Issuance of common stock under employee stock plans		9
Share-based compensation		18
Balance at June 30, 2013		$6,911
The Federal Reserve completed its review of the Corporation's 2013 capital plan in March 2013 and did not object to the capital distributions contemplated in the plan. The capital plan includes up to $288 million of equity repurchases for the four-quarter period ending March 31, 2014. In January 2013, the Corporation increased the quarterly cash dividend from $0.15 per share to $0.17 per share, an increase of 13 percent, effective with the April 2013 dividend payment. The January 2013 dividend increase was contemplated in the Corporation's 2012 capital plan.

On November 16, 2010, the Board of Directors of the Corporation authorized the repurchase of up to 12.6 million shares of Comerica Incorporated outstanding common stock and authorized the purchase of up to all 11.5 million of the Corporation's original outstanding warrants. On April 24, 2012 and April 23, 2013, the Board authorized the repurchase of up to an additional 5.7 million shares and up to an additional 10.0 million shares of Comerica Incorporated outstanding common stock, respectively. There is no expiration date for the Corporation's share repurchase program. For further information regarding the repurchase program, refer to Note 13 to the consolidated financial statements in the Corporation's 2012 Annual Report. The following table summarizes the Corporation's repurchase activity during the six months ended June 30, 2013.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2013	2,090	13,461		2,182	$33.94	$—
April 2013	542	22,919	(d)	545	35.41	—
May 2013	1,042	21,877		1,042	38.56	—
June 2013	326	21,551		326	38.58	—
Total second quarter 2013	1,910	21,551		1,913	37.67	—
Total 2013	4,000	21,551		4,095	$35.68	$—

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 95 thousand shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the six months ended June 30, 2013. These transactions are not considered part of the Corporation's repurchase program.

(c)	The Corporation made no repurchases of warrants under the repurchase program during the six months ended June 30, 2013.

(d)	Includes the impact of the additional share repurchase authorization approved by the Board on April 23, 2013.
Risk-based regulatory capital standards are designed to make regulatory capital requirements more sensitive to differences in credit risk profiles among banking institutions and to account for off-balance sheet exposure. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. As shown in the table below, the Corporation's capital ratios increased from December 31, 2012 to June 30, 2013.
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	June 30, 2013		December 31, 2012
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (a) (b)	$6,800	10.41%	$6,705	10.14%
Tier 1 risk-based (4.00% - minimum) (b)	6,800	10.41	6,705	10.14
Total risk-based (8.00% - minimum) (b)	8,667	13.27	8,695	13.15
Leverage (3.00% - minimum) (b)	6,800	10.81	6,705	10.57
Tangible common equity (a)	6,256	10.04	6,285	9.76

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

(b)	June 30, 2013 capital and ratios are estimated.
In July 2013, U.S. banking regulators issued a final rule for the U.S. adoption of the Basel III regulatory capital framework. The regulatory framework includes a more conservative definition of capital, two new capital buffers - a conservation buffer and a countercyclical buffer, new and more stringent risk weight categories for assets and off-balance sheet items, and a supplemental leverage ratio. As a banking organization subject to the standardized approach, the rules will be effective for the Corporation on January 1, 2015, with certain transition provisions phasing in through January 1, 2018.
According to the rule, the Corporation will be subject to the capital conservation buffer of 2.5 percent, when fully phased in, to avoid restrictions on capital distributions and discretionary bonuses. However, the rules do not subject the Corporation to the capital countercyclical buffer of up to 2.5 percent or the supplemental leverage ratio. The Corporation estimates the June 30, 2013 Tier 1 and Tier 1 common risk-based ratio would be 10.1 percent if calculated under the final rule, assuming the Corporation elects to exclude most elements of accumulated other comprehensive income (AOCI) from regulatory capital. If the option to exclude most elements of AOCI from regulatory capital is not elected, the estimated ratio would be 9.3 percent. Under both scenarios, the Corporation's June 30, 2013 estimated Tier 1 and Tier 1 common capital ratios exceed the minimum required by the final rule (7 percent and 8.5 percent, respectively, including the fully phased-in capital conservation buffer). For a reconcilement of these non-GAAP financial measures, refer to the "Supplemental Financial Data" section of this financial review.
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
The U.S. economy showed evidence of ongoing moderate economic expansion through the second quarter 2013. A complex mix of forces remained engaged that provided some forward momentum, but prevented the economy from growing at a robust pace. Forward momentum was fueled by improving residential real estate conditions. The combination of growing homeowner equity and improved investment portfolios created a positive wealth effect for many homeowners, and contributed to an increase in consumer confidence, supporting consumer spending in the second quarter 2013, including spending on automobiles. This promoted moderate job growth through the quarter which further reinforced consumer spending. These positive forces were held in check by tightening fiscal policy. Federal spending was suppressed through the second quarter as a result of the spending sequester that took effect at the end of March. State and local government spending remained weak even though tax collections improved. Monetary policy was also an important economic factor in the second quarter. The Federal Reserve maintained highly accommodative monetary policy by keeping the federal funds rate near zero, by maintaining its program of asset purchases known as QE3, and by communicating its intent to keep policy highly accommodative for an extended period. However, the expectation that the Federal Reserve may begin to wind down QE3 sometime this fall has grown, contributing to an upward shift in the Treasury yield curve, particularly at the long end of the curve. Global economic demand remained impaired as the European recession lingered. China's economy also showed signs of cooling. As a result of this mix of opposing forces, U.S. real gross domestic product for 2013 is expected to grow by only 1.8 percent over 2012. The Texas economy is expected to continue to be a job growth leader for the remainder of the year. Michigan is expected to benefit from moderate gains in auto sales over the course of 2013, and from firmer commercial and residential real estate conditions. California should feel the broad positive effects of improved real estate markets through the end of the year.
The allowance for loan losses was $613 million at June 30, 2013, compared to $629 million at December 31, 2012, a decrease of $16 million, or 3 percent. The decrease reflected the impact of improvements in the U.S. economy as described above and resulted primarily from a reduction in specific reserves due to a decline in individually evaluated loan balances and a reduction in reserves required on collateral-dependent impaired loans, the elimination of certain incremental industry reserves and lower loan balances in pools of loans with higher standard reserve factors, partially offset by an increase in the allowance for loan losses resulting from the enhancements to the approach utilized for determining standard reserve factors described above. The $16 million decrease in the allowance for loan losses primarily reflected decreased reserves in Commercial Real Estate, Private Banking and general Middle Market, partially offset by increased reserves in Technology and Life Sciences, and Energy. By market, reserves decreased in Michigan and Other Markets and increased in California (primarily Technology and Life Sciences) and Texas (primarily Energy).
Acquired loans were initially recorded at fair value, which included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses was recorded for these loans at acquisition. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount, either on an individually evaluated basis or based on the pool of acquired loans not deemed credit-impaired at acquisition within each risk rating, as applicable. At June 30, 2013, there was no allowance for loan losses on acquired loans, and $28 million of purchase discount remained, compared to a $3 million allowance for loan losses and $41 million of remaining purchase discount at December 31, 2012.
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
The allowance for credit losses on lending-related commitments was $36 million at June 30, 2013, an increase of $4 million from $32 million at December 31, 2012. The $4 million increase in the allowance for credit losses on lending-related commitments resulted primarily from an increase in specific reserves in the first six months of 2013 for standby letters of credit. An allowance for credit losses will be recorded on acquired lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. The purchase discount remaining for acquired lending-related commitments was $2 million at both June 30, 2013 and December 31, 2012. No allowance was recorded on acquired lending-related commitments at June 30, 2013 and December 31, 2012.
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

SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

(dollar amounts in millions)	June 30, 2013	December 31, 2012
Nonaccrual loans:
Business loans:
Commercial	$102	$103
Real estate construction:
Commercial Real Estate business line (a)	26	30
Other business lines (b)	2	3
Total real estate construction	28	33
Commercial mortgage:
Commercial Real Estate business line (a)	69	94
Other business lines (b)	157	181
Total commercial mortgage	226	275
Lease financing	—	3
Total nonaccrual business loans	356	414
Retail loans:
Residential mortgage	62	70
Consumer:
Home equity	28	31
Other consumer	3	4
Total consumer	31	35
Total nonaccrual retail loans	93	105
Total nonaccrual loans	449	519
Reduced-rate loans	22	22
Total nonperforming loans	471	541
Foreclosed property	29	54
Total nonperforming assets	$500	$595
Nonperforming loans as a percentage of total loans	1.04%	1.17%
Nonperforming assets as a percentage of total loans and foreclosed property	1.10	1.29
Allowance for loan losses as a percentage of total nonperforming loans	130	116
Loans past due 90 days or more and still accruing	$20	$23
Loans past due 90 days or more and still accruing as a percentage of total loans	0.04%	0.05%

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
Nonperforming assets decreased $95 million to $500 million at June 30, 2013, from $595 million at December 31, 2012. The decrease in nonperforming assets primarily reflected decreases in nonaccrual commercial mortgage loans ($49 million), foreclosed property ($25 million), and nonaccrual residential mortgage loans ($8 million). Nonperforming assets as a percentage of total loans and foreclosed property was 1.10 percent at June 30, 2013, compared to 1.29 percent at December 31, 2012.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	June 30, 2013	March 31, 2013	December 31, 2012
Balance at beginning of period	$494	$519	$665
Loans transferred to nonaccrual (a)	37	34	36
Nonaccrual business loan gross charge-offs (b)	(25)	(34)	(54)
Nonaccrual business loans sold (c)	(9)	(7)	(48)
Payments/Other (d)	(48)	(18)	(80)
Balance at end of period	$449	$494	$519
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$25	$34	$54
Performing watch list loans	5	—	—
Retail loans	5	4	6
Total gross loan charge-offs	$35	$38	$60
(c) Analysis of loans sold:
Nonaccrual business loans	$9	$7	$48
Performing watch list loans	40	12	24
Total loans sold	$49	$19	$72
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

There were 7 borrowers with balances greater than $2 million, totaling $37 million, transferred to nonaccrual status in the second quarter 2013, an increase of $3 million when compared to $34 million in the first quarter 2013. Of the transfers to nonaccrual greater than $2 million in the second quarter 2013, $31 million were from Middle Market.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,692	$253	1,609	$277
$2 million - $5 million	24	74	35	112
$5 million - $10 million	10	69	11	82
$10 million - $25 million	4	53	4	48
Total	1,730	$449	1,659	$519

The following table presents a summary of nonaccrual loans at June 30, 2013 and loans transferred to nonaccrual and net loan charge-offs for the three months ended June 30, 2013, based primarily on Standard Industrial Classification (SIC) industry categories.

	June 30, 2013		Three Months Ended June 30, 2013
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Real Estate	$115	27%	$—	—%	$3	20%
Services	74	17	19	50	—	(2)
Residential Mortgage	62	14	—	—	—	—
Holding & Other Investment Companies	36	8	5	13	3	18
Retail Trade	36	8	3	9	—	—
Manufacturing	28	6	10	28	1	4
Hotels	25	5	—	—	4	27
Utilities	18	4	—	—	3	18
Wholesale Trade	12	3	—	—	—	(2)
Contractors	6	1	—	—	—	(3)
Natural Resources	6	1	—	—	2	16
Finance	2	—	—	—	(1)	(7)
Transportation & Warehousing	1	—	—	—	—	(1)
Other (b)	28	6	—	—	2	12
Total	$449	100%	$37	100%	$17	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
The following table presents a summary of TDRs at June 30, 2013 and December 31, 2012.

(in millions)	June 30, 2013	December 31, 2012
Nonperforming TDRs:
Nonaccrual TDRs	$120	$118
Reduced-rate TDRs	22	22
Total nonperforming TDRs	142	140
Performing TDRs (a)	78	92
Total TDRs	$220	$232

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
Performing TDRs included $53 million of commercial mortgage loans (primarily in the Commercial Real Estate and Small Business Banking business lines) and $25 million of commercial loans (primarily in the Middle Market and Private Banking business lines) at June 30, 2013.
Loans past due 90 days or more and still accruing are summarized in the following table.

(in millions)	June 30, 2013	December 31, 2012
Business loans:
Commercial	$5	$5
Commercial mortgage	11	8
International	—	3
Total business loans	16	16
Retail loans:
Residential mortgage	—	2
Other consumer	4	5
Total retail loans	4	7
Total loans past due 90 days or more and still accruing	$20	$23
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 30-89 days decreased $43 million to $115 million at June 30, 2013, compared to $158 million at December 31, 2012.

The following table presents a summary of total internal watch list loans. Watch list loans with balances of $2 million or more on nonaccrual status or whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans.

(dollar amounts in millions)	June 30, 2013	March 31, 2013	December 31, 2012
Total watch list loans	$2,886	$3,110	$3,088
As a percentage of total loans	6.5%	6.9%	6.7%
The following table presents a summary of foreclosed property by property type.

(in millions)	June 30, 2013	March 31, 2013	December 31, 2012
Construction, land development and other land	$8	$11	$16
Single family residential properties	9	10	19
Other non-land, nonresidential properties	9	12	12
Other assets	3	$7	7
Total foreclosed property	$29	$40	$54
At June 30, 2013, foreclosed property totaled $29 million and consisted of approximately 124 properties, compared to $54 million and approximately 149 properties at December 31, 2012.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	June 30, 2013	March 31, 2013	December 31, 2012
Balance at beginning of period	$40	$54	$63
Acquired in foreclosure	4	5	11
Write-downs	(7)	(2)	(3)
Foreclosed property sold (a)	(8)	(17)	(17)
Balance at end of period	$29	$40	$54
(a) Net gain on foreclosed property sold	$3	$1	$4
At June 30, 2013, there were 2 foreclosed properties each with a carrying value greater than $2 million, totaling $7 million, compared to 6 foreclosed properties totaling $27 million at December 31, 2012.
For further information regarding the Corporation's nonperforming assets policies and impaired loans, refer to Note 1 and Note 4 to the consolidated financial statements.
Commercial and Residential Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	June 30, 2013	December 31, 2012
Real estate construction loans:
Commercial Real Estate business line (a)	$1,223	$1,049
Other business lines (b)	256	191
Total real estate construction loans	$1,479	$1,240
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,743	$1,873
Other business lines (b)	7,264	7,599
Total commercial mortgage loans	$9,007	$9,472

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $10.5 billion at June 30, 2013, of which $3.0 billion, or 28 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers. The remaining $7.5 billion, or 72 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio totaled $1.5 billion at June 30, 2013. The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Of the $1.2 billion of real estate construction loans in the Commercial Real Estate business line, $26 million were on nonaccrual status at June 30, 2013. In other business lines, $2 million of real estate construction loans were on nonaccrual status at June 30, 2013.
The commercial mortgage loan portfolio totaled $9.0 billion at June 30, 2013 and included $1.8 billion in the Commercial Real Estate business line and $7.2 billion in other business lines. Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $1.8 billion of commercial mortgage loans in the Commercial Real Estate business line, $69 million were on nonaccrual status at June 30, 2013. Commercial mortgage loan net charge-offs in the Commercial Real Estate business line were $1 million for the six months ended June 30, 2013. In other business lines, $157 million of commercial mortgage loans were on nonaccrual status at June 30, 2013, and net charge-offs were $13 million for the six months ended June 30, 2013.
The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

	June 30, 2013
	Location of Property							December 31, 2012
(dollar amounts in millions) Project Type:	California	Michigan	Texas	Florida	Other	Total	% of Total	Total	% of Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$112	$8	$36	$—	$18	$174	14%	$156	15%
Land development	52	2	2	—	1	57	5	44	4
Total residential	164	10	38	—	19	231	19	200	19
Other construction:
Multi-family	271	—	276	18	19	584	47	406	39
Office	123	—	19	—	2	144	12	121	12
Retail	53	4	82	1	—	140	11	182	17
Multi-use	—	8	23	—	4	35	3	43	4
Commercial	16	3	7	—	5	31	3	40	4
Land development	3	—	4	—	—	7	1	25	2
Other	5	8	—	2	22	37	3	6	1
Other real estate construction loans (a)	—	—	14	—	—	14	1	26	2
Total	$635	$33	$463	$21	$71	$1,223	100%	$1,049	100%
Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Land carry	$69	$31	$22	$13	$15	$150	8%	$143	8%
Single family	24	3	4	18	1	50	3	48	2
Total residential	93	34	26	31	16	200	11	191	10
Other commercial mortgage:
Multi-family	163	45	98	80	14	400	23	376	20
Retail	127	96	68	39	37	367	21	368	20
Office	87	34	40	—	32	193	11	193	10
Commercial	70	24	22	1	22	139	8	167	9
Multi-use	104	7	1	—	9	121	7	161	9
Land carry	32	7	20	7	15	81	5	122	6
Other	23	2	31	—	13	69	4	69	4
Other commercial mortgage loans (a)	19	1	151	2	—	173	10	226	12
Total	$718	$250	$457	$160	$158	$1,743	100%	$1,873	100%

(a)	Acquired loans for which complete information related to project type is not available.

The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	June 30, 2013				December 31, 2012
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$429	27%	$829	56%	$433	28%	$871	57%
California	620	38	388	26	523	35	404	26
Texas	326	20	215	15	320	21	212	14
Other Markets	236	15	42	3	251	16	50	3
Total	$1,611	100%	$1,474	100%	$1,527	100%	$1,537	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.1 billion at June 30, 2013. Residential mortgages totaled $1.6 billion at June 30, 2013, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.6 billion of residential mortgage loans outstanding, $62 million were on nonaccrual status at June 30, 2013. The home equity portfolio totaled $1.5 billion at June 30, 2013, of which $1.4 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $125 million were closed-end home equity loans. Of the $1.5 billion of home equity loans outstanding, $28 million were on nonaccrual status at June 30, 2013. A majority of the home equity portfolio was secured by junior liens at June 30, 2013. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. Such loans are charged off to current appraised values less costs to sell no later than 180 days past due.
Shared National Credits
Shared National Credit (SNC) loans are facilities greater than $20 million shared by three or more federally supervised financial institutions that are reviewed annually by regulatory authorities at the agent bank level. The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans (approximately 870 borrowers at June 30, 2013) were $9.2 billion and $9.4 billion at June 30, 2013 and December 31, 2012, respectively. Comerica Bank (the Bank) was the agent for $1.6 billion of the SNC loans outstanding at both June 30, 2013 and December 31, 2012. SNC net loan charge-offs totaled $5 million and $8 million for the three- and six-month periods ended June 30, 2013, respectively, compared to $4 million and $18 million for the three- and six-month periods ended June 30, 2012, respectively. Nonaccrual SNC loans decreased $12 million to $12 million at June 30, 2013, compared to $24 million at December 31, 2012. SNC loans, diversified by both business line and geographic market, comprised approximately 20 percent of total loans at both June 30, 2013 and December 31, 2012. SNC loans are held to the same credit underwriting and pricing standards as the remainder of the loan portfolio.
Energy Lending
The Corporation has a portfolio of energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies. Loans in the Middle Market - Energy business line were $2.9 billion and $3.0 billion at June 30, 2013 and December 31, 2012, respectively, or approximately 6 percent of total loans each period. Nonaccrual Middle Market - Energy loans totaled $1 million and $3 million at June 30, 2013 and December 31, 2012, respectively. Middle Market - Energy net loan charge-offs were zero for both three-month periods ended June 30, 2013 and 2012 and totaled $2 million for both six-month periods ended June 30, 2013 and 2012. Energy loans are diverse in nature, with outstanding balances by customer market segment distributed approximately as follows at June 30, 2013: 66 percent exploration and production (comprised of approximately 53 percent oil, 27 percent mixed and 20 percent natural gas), 20 percent midstream and 14 percent energy services.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $3.2 billion at June 30, 2013, an increase of $302 million compared to $2.9 billion at December 31, 2012. At June 30, 2013, other loans to automotive dealers in the National Dealer Services business line totaled $2.1 billion, including $1.4 billion of owner-occupied commercial real estate mortgage loans, compared to $2.2 billion of other loans to automotive dealers in the National Dealer Service line, including $1.5 billion of owner-occupied commercial real estate mortgage loans, at December 31, 2012. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.2 billion at both June 30, 2013 and December 31, 2012.

State and Local Municipalities
In the normal course of business, the Corporation serves the needs of state and local municipalities in multiple capacities, including traditional banking products such as deposit services, loans and letters of credit, investment banking services such as bond underwriting and private placements, and by investing in municipal securities.
The following table summarizes the Corporation's direct exposure to state and local municipalities as of June 30, 2013 and December 31, 2012.

(in millions)	June 30, 2013	December 31, 2012
Loans outstanding	$42	$53
Lease financing	347	359
Investment securities available-for-sale	25	23
Trading account securities	8	19
Standby letters of credit	108	108
Unused commitments to extend credit	43	24
Total direct exposure to state and local municipalities	$573	$586
Indirect exposure comprised $119 million in auction-rate preferred securities collateralized by municipal securities at June 30, 2013, compared to $127 million at December 31, 2012. Additionally, the Corporation is exposed to Automated Clearing House (ACH) transaction risk for those municipalities utilizing this electronic payment and/or deposit method and similar products in their cash flow management. The Corporation sets limits on ACH activity during the underwriting process.
Extensions of credit to state and local municipalities are subjected to the same underwriting standards as other business loans. At both June 30, 2013 and December 31, 2012, all outstanding municipal loans and leases were performing according to contractual terms, and one municipal lease was included in the Corporation's internal watch list. Municipal leases are secured by the underlying equipment, and a substantial majority of the leases are fully defeased with AAA-rated U.S. government securities. Substantially all municipal investment securities available-for sale are auction-rate securities. All auction-rate securities are reviewed quarterly for other-than-temporary impairment. All auction-rate municipal securities were rated investment grade, and all auction-rate preferred securities collateralized by municipal securities were rated investment grade and were adequately collateralized at both June 30, 2013 and December 31, 2012. Municipal securities are held in the trading account for resale to customers. In addition, Comerica Securities, a broker-dealer subsidiary of the Bank, underwrites bonds issued by municipalities. All bonds underwritten by Comerica Securities are sold to third party investors.
On July 18, 2013, the city of Detroit filed for Chapter 9 bankruptcy protection in federal court. The Corporation's direct exposure to the city of Detroit is insignificant.
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

The Corporation does not hold any sovereign exposure to Europe. The Corporation's international strategy as it pertains to Europe is to focus on European companies doing business in North America, with an emphasis on the Corporation's primary geographic markets. The following table summarizes cross-border exposure to entities domiciled in European countries at June 30, 2013 and December 31, 2012.

	Outstanding (a)
(in millions)	Commercial and Industrial	Banks and Other Financial Institutions	Total Outstanding	Unfunded Commitments and Guarantees	Total Exposure
June 30, 2013
United Kingdom	$80	$3	$83	$156	$239
Netherlands	69	—	69	80	149
Germany	5	6	11	53	64
Ireland	—	—	—	30	30
Switzerland	—	19	19	3	22
Luxembourg	3	—	3	17	20
Sweden	8	—	8	11	19
Belgium	1	—	1	17	18
Italy	7	1	8	—	8
France	—	2	2	1	3
Spain	2	—	2	—	2
Hungary	—	1	1	—	1
Total Europe	$175	$32	$207	$368	$575
December 31, 2012
United Kingdom	$110	$10	$120	$149	$269
Netherlands	61	—	61	72	133
Germany	2	3	5	49	54
Ireland	18	—	18	12	30
Switzerland	13	7	20	2	22
Luxembourg	1	—	1	19	20
Sweden	9	—	9	10	19
Belgium	2	—	2	15	17
Italy	6	1	7	—	7
Spain	2	—	2	—	2
France	—	3	3	—	3
Total Europe	$224	$24	$248	$328	$576

(a)	Includes funded loans, bankers acceptances and net counterparty derivative exposure.

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

Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation's core business activities of extending loans and accepting deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 85 percent of the Corporation's loans were floating at June 30, 2013, of which approximately 75 percent were based on LIBOR and 25 percent were based on Prime. This creates a natural imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. The result is that growth and/or contraction in the Corporation's core businesses may lead to sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
The table below, as of June 30, 2013 and December 31, 2012, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above. The sensitivity increased from December 31, 2012 to June 30, 2013 primarily due to higher forecasted core deposits, though risk to declining interest rates is limited by the current low level of rates.
Sensitivity of Net Interest Income to Changes in Interest Rates

	June 30, 2013		December 31, 2012
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$187	11%	$178	11%
-25 basis points (to zero percent)	(29)	(2)	(23)	(1)
Corporate policy limits adverse change to no more than four percent of management's base case net interest income forecast, and the Corporation was within this policy guideline at June 30, 2013. Interest rate risk is actively managed principally through the use of either on-balance sheet financial instruments or interest rate derivatives to achieve the desired risk profile.
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

The table below, as of June 30, 2013 and December 31, 2012, displays the estimated impact on the economic value of equity from a 200 basis point immediate parallel increase or decrease in interest rates. Similar to the simulation analysis above, due to the current low level of interest rates, the economic value of equity analyses below reflect an interest rate scenario of an immediate 25 basis point drop, to zero percent, while the rising interest rate scenario reflects an immediate 200 basis point rise. The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2012 and June 30, 2013 was primarily driven by changes in market interest rates, an increase in period-end deposits, and a reduction in the Corporation's mortgage-backed securities portfolio.
Sensitivity of Economic Value of Equity to Changes in Interest Rates

	June 30, 2013		December 31, 2012
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$823	8%	$1,031	10%
-25 basis points (to zero percent)	(200)	(2)	(192)	(2)
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at June 30, 2013 included the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $568 million at June 30, 2013, compared to $612 million at December 31, 2012.
The Bank is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At June 30, 2013, $14 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings. As of June 30, 2013, the Corporation had $1.0 billion of outstanding borrowings from the FHLB maturing in May 2014.
Additionally, the Bank had the ability to issue up to $15.0 billion of debt at June 30, 2013 under an existing $15 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of June 30, 2013, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
June 30, 2013	Rating	Outlook	Rating	Outlook
Standard and Poor’s	A-	Stable	A	Stable
Moody’s Investors Service	A3	Stable	A2	Stable
Fitch Ratings	A	Negative	A	Negative
DBRS	A	Stable	A (High)	Stable
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $10.9 billion at June 30, 2013, compared to $12.1 billion at December 31, 2012, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities available-for-sale. At June 30, 2013, the Corporation held excess liquidity, represented by $2.8 billion deposited with the FRB, compared to $2.9 billion at December 31, 2012.

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

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	June 30, 2013	December 31, 2012
Tier 1 Common Capital Ratio:
Tier 1 and Tier 1 common capital (a) (b)	$6,800	$6,705
Risk-weighted assets (a) (b)	65,312	66,115
Tier 1 and Tier 1 common risk-based capital ratio (b)	10.41%	10.14%
Basel III Tier 1 Common Capital Ratio:
Tier 1 and Tier 1 common capital (b)	$6,800	$6,705
Basel III adjustments (c)	—	(39)
Basel III Tier 1and Tier 1 common capital (c)	6,800	6,666
Basel III adjustments (d)	(537)	(413)
Basel III Tier 1 and Tier 1 common capital (d)	$6,263	$6,253
Risk-weighted assets (a) (b)	$65,312	$66,115
Basel III adjustments (c)	2,165	1,854
Basel III risk-weighted assets (c)	$67,477	$67,969
Tier 1 and Tier 1 common capital ratio (b)	10.4%	10.1%
Basel III Tier 1 and Tier 1 common capital ratio (c)	10.1	9.8
Basel III Tier 1 and Tier 1 common capital ratio (d)	9.3	9.2
Tangible Common Equity Ratio:
Common shareholders' equity	$6,911	$6,942
Less:
Goodwill	635	635
Other intangible assets	20	22
Tangible common equity	$6,256	$6,285
Total assets	$62,947	$65,069
Less:
Goodwill	635	635
Other intangible assets	20	22
Tangible assets	$62,292	$64,412
Common equity ratio	10.98%	10.67%
Tangible common equity ratio	10.04	9.76
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$6,911	$6,942
Tangible common equity	6,256	6,285
Shares of common stock outstanding (in millions)	185	188
Common shareholders' equity per share of common stock	$37.29	$36.87
Tangible common equity per share of common stock	33.76	33.38

(a)	Tier 1 capital and risk-weighted assets as defined by regulation.

(b)	June 30, 2013 Tier 1 capital and risk-weighted-assets are estimated.

(c)	Estimated ratios based on the standardized approach in the final rule for the U.S. adoption of the Basel III regulatory capital framework and assuming the election to exclude most elements of AOCI.

(d)	Estimated ratios based on the standardized approach in the final Basel III capital rules, assuming no election to exclude most elements of AOCI.
The Tier 1 common capital ratio removes preferred stock and qualifying trust preferred securities from Tier 1 capital as defined by and calculated in conformity with bank regulations. The Basel III Tier 1 common capital ratio further adjusts Tier 1 common capital and risk-weighted assets to account for the final rule approved by U.S. banking regulators in July 2013 for the U.S. adoption of the Basel III regulatory capital framework. The final Basel III capital rules are effective January 1, 2015 for banking organizations subject to the standardized approach. The tangible common equity ratio removes preferred stock and the effect of intangible assets from capital and the effect of intangible assets from total assets and tangible common equity per share of common stock removes the effect of intangible assets from common shareholders' equity per share of common stock. The Corporation believes these measurements are meaningful measures of capital adequacy used by investors, regulators, management and others to evaluate the adequacy of common equity and to compare against other companies in the industry.

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
ITEM 1A. Risk Factors
Other than as set forth below, there has been no material change in the Corporation's risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2012 in response to Part I, Item 1A. of such Form 10-K. Such risk factors are incorporated herein by reference.
Below we amend the following risk factor discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012.

•	Competitive product and pricing pressures among financial institutions within Comerica's markets may change.
Comerica operates in a very competitive environment, which is characterized by competition from a number of other financial institutions in each market in which it operates. Comerica competes with large national and regional financial institutions and with smaller financial institutions in terms of products and pricing. Some of Comerica's larger competitors, including certain nationwide banks that have a significant presence in Comerica's market area, may make available to their customers a broader array of product, pricing and structure alternatives and, due to their asset size, may more easily absorb loans in a larger overall portfolio. Some of Comerica's smaller competitors may have more liberal lending policies and processes.
Additionally, the financial services industry has recently been subject to increasing regulation. For more information, see “Supervision and Regulation.” Such regulations may require significant investments in technology, personnel or other resources or place limitations on the ability of financial institutions, including Comerica, to engage in certain activities. Comerica's competitors may be subject to a significantly different or reduced degree of regulation due to their asset size or types of products offered. They may also have the ability to more efficiently utilize resources to comply with regulations or may be able to more effectively absorb the costs of regulations into their existing cost structure.
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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
Date: July 29, 2013

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.