Form 10-Q
period 2013-09-30
COMERICA INC /NEW/
filed 2013-10-29
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
$5 par value common stock:
Outstanding as of October 24, 2013: 182,910,689 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and due from banks	$1,384	$1,395

Federal funds sold	—	100
Interest-bearing deposits with banks	5,704	3,039
Other short-term investments	106	125

Investment securities available-for-sale	9,488	10,297

Commercial loans	27,897	29,513
Real estate construction loans	1,552	1,240
Commercial mortgage loans	8,785	9,472
Lease financing	829	859
International loans	1,286	1,293
Residential mortgage loans	1,650	1,527
Consumer loans	2,152	2,153
Total loans	44,151	46,057
Less allowance for loan losses	(604)	(629)
Net loans	43,547	45,428
Premises and equipment	604	622
Accrued income and other assets	3,837	4,063
Total assets	$64,670	$65,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$23,896	$23,279

Money market and interest-bearing checking deposits	21,697	21,273
Savings deposits	1,645	1,606
Customer certificates of deposit	5,180	5,531
Foreign office time deposits	491	502
Total interest-bearing deposits	29,013	28,912
Total deposits	52,909	52,191
Short-term borrowings	226	110
Accrued expenses and other liabilities	1,001	1,106
Medium- and long-term debt	3,565	4,720
Total liabilities	57,701	58,127

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,171	2,162
Accumulated other comprehensive loss	(541)	(413)
Retained earnings	6,239	5,931
Less cost of common stock in treasury - 44,483,659 shares at 9/30/13 and 39,889,610 shares at 12/31/12	(2,041)	(1,879)
Total shareholders’ equity	6,969	6,942
Total liabilities and shareholders’ equity	$64,670	$65,069
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$381	$400	$1,159	$1,219
Interest on investment securities	54	57	159	179
Interest on short-term investments	4	3	10	9
Total interest income	439	460	1,328	1,407
INTEREST EXPENSE
Interest on deposits	13	17	43	54
Interest on medium- and long-term debt	14	16	43	49
Total interest expense	27	33	86	103
Net interest income	412	427	1,242	1,304
Provision for credit losses	8	22	37	63
Net interest income after provision for credit losses	404	405	1,205	1,241
NONINTEREST INCOME
Service charges on deposit accounts	53	53	161	162
Fiduciary income	41	39	128	116
Commercial lending fees	28	22	71	71
Letter of credit fees	17	19	49	54
Card fees	20	16	55	48
Foreign exchange income	9	9	27	29
Bank-owned life insurance	12	10	31	30
Brokerage fees	5	5	14	14
Net securities gains (losses)	1	—	(1)	11
Other noninterest income	28	24	87	79
Total noninterest income	214	197	622	614
NONINTEREST EXPENSES
Salaries	196	192	566	582
Employee benefits	59	61	185	181
Total salaries and employee benefits	255	253	751	763
Net occupancy expense	41	40	119	121
Equipment expense	15	17	45	50
Outside processing fee expense	31	27	89	79
Software expense	22	23	66	67
Merger and restructuring charges	—	25	—	33
FDIC insurance expense	9	9	26	29
Advertising expense	6	7	18	21
Other real estate expense	1	2	3	6
Other noninterest expenses	37	46	132	161
Total noninterest expenses	417	449	1,249	1,330
Income before income taxes	201	153	578	525
Provision for income taxes	54	36	154	134
NET INCOME	147	117	424	391
Less income allocated to participating securities	2	1	6	4
Net income attributable to common shares	$145	$116	$418	$387
Earnings per common share:
Basic	$0.80	$0.61	$2.28	$2.00
Diluted	0.78	0.61	2.23	2.00

Comprehensive income	144	165	296	494

Cash dividends declared on common stock	31	29	95	78
Cash dividends declared per common share	0.17	0.15	0.51	0.40
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2011	197.3	$1,141	$2,170	$(356)	$5,546	$(1,633)	$6,868
Net income	—	—	—	—	391	—	391
Other comprehensive income, net of tax	—	—	—	103	—	—	103
Cash dividends declared on common stock ($0.40 per share)	—	—	—	—	(78)	—	(78)
Purchase of common stock	(7.1)	—	—	—	—	(215)	(215)
Net issuance of common stock under employee stock plans	1.2	—	(48)	—	(28)	62	(14)
Share-based compensation	—	—	29	—	—	—	29
Other	—	—	2	—	—	(2)	—
BALANCE AT SEPTEMBER 30, 2012	191.4	$1,141	$2,153	$(253)	$5,831	$(1,788)	$7,084

BALANCE AT DECEMBER 31, 2012	188.3	$1,141	$2,162	$(413)	$5,931	$(1,879)	$6,942
Net income	—	—	—	—	424	—	424
Other comprehensive loss, net of tax	—	—	—	(128)	—	—	(128)
Cash dividends declared on common stock ($0.51 per share)	—	—	—	—	(95)	—	(95)
Purchase of common stock	(5.8)	—	—	—	—	(218)	(218)
Net issuance of common stock under employee stock plans	1.2	—	(18)	—	(21)	56	17
Share-based compensation	—	—	27	—	—	—	27
BALANCE AT SEPTEMBER 30, 2013	183.7	$1,141	$2,171	$(541)	$6,239	$(2,041)	$6,969
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2013	2012
OPERATING ACTIVITIES
Net income	$424	$391
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	37	63
Provision (benefit) for deferred income taxes	(6)	69
Depreciation and amortization	92	100
Net periodic defined benefit cost	65	60
Share-based compensation expense	27	29
Net amortization of securities	21	35
Accretion of loan purchase discount	(26)	(58)
Net securities losses (gains)	1	(11)
Excess tax benefits from share-based compensation arrangements	(3)	(1)
Net change in:
Trading securities	15	14
Accrued income receivable	9	3
Accrued expenses payable	(13)	(21)
Other, net	(193)	72
Net cash provided by operating activities	450	745
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	2,418	2,817
Purchases	(1,899)	(3,194)
Net change in loans	1,864	(1,620)
Sales of Federal Home Loan Bank stock	41	3
Other, net	(60)	(29)
Net cash provided by (used in) investing activities	2,364	(2,023)
FINANCING ACTIVITIES
Net change in:
Deposits	999	2,141
Short-term borrowings	116	(7)
Medium- and long-term debt:
Maturities and redemptions	(1,080)	(193)
Common stock:
Repurchases	(218)	(215)
Cash dividends paid	(92)	(69)
Excess tax benefits from share-based compensation arrangements	3	1
Other, net	12	2
Net cash (used in) provided by financing activities	(260)	1,660
Net increase in cash and cash equivalents	2,554	382
Cash and cash equivalents at beginning of period	4,534	3,556
Cash and cash equivalents at end of period	$7,088	$3,938
Interest paid	$88	$101
Income taxes, tax deposits and tax-related interest paid	104	38
Noncash investing and financing activities:
Loans transferred to other real estate	10	31
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2012.
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
In the third quarter 2013, the Financial Accounting Standards Board (FASB) issued an amendment to GAAP which permits the Overnight Index Swap Rate, also referred to as the Fed Funds Effective Swap Rate, to be used as a benchmark interest rate for hedge accounting purposes, effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The amendment also removed the restriction on using different benchmark rates for similar hedges. While the adoption of this amendment had no impact on the Corporation's financial condition and results of operations, to the extent to Corporation enters into new (or redesignates existing) hedging relationships in the future, the Overnight Index Swap Rate will be included in the spectrum of available benchmark interest rates for hedge accounting.
Pending Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (ASU 2013-11). ASU 2013-11 requires an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward (collectively referred to as a “tax attribute carryforward”), unless the jurisdiction from which the tax attribute carryforward arose does not allow for such treatment. To the extent that a company does not have a tax attribute carryforward as of the reporting date, the unrecognized tax benefit is to be reported as a liability. The Corporation will adopt ASU 2013-11 in the first quarter 2014. The Corporation does not expect the adoption of ASU 2013-11 to have a material effect on the Corporation's financial condition and results of operations.

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
Securities classified as Level 3, of which the substantial majority is auction-rate securities, represent securities in less liquid markets requiring significant management assumptions when determining fair value. Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value for all periods presented was determined using an income approach based on a discounted cash flow model. The discounted cash flow model utilizes two significant inputs: discount rate and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium. The liquidity risk premium was derived from the rate at which various types of similar auction-rate securities had been redeemed or sold. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation's own redemption experience. Significant increases in any of these inputs in isolation would result in a significantly lower fair value. Additionally, as the discount rate incorporates the liquidity risk premium, a change in an assumption used for the liquidity risk premium would be accompanied by a directionally similar change in the discount rate. The Corporate Development Department, with appropriate oversight and approval provided by senior management, is responsible for determining the valuation methodology for auction-rate securities and for updating significant inputs based on changes to the factors discussed above. Valuation results, including an analysis of changes to the valuation methodology and significant inputs, are provided to senior management for review on a quarterly basis.
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
Warrants which contain a net exercise provision or a non-contingent put right embedded in the warrant agreement are accounted for as derivatives and recorded at fair value on a recurring basis using a Black-Scholes valuation model. The Black-Scholes valuation model utilizes five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company. The Corporation holds a portfolio of warrants for generally nonmarketable equity securities with a fair value of $2 million at September 30, 2013. These warrants are primarily from high technology, non-public companies obtained as part of the loan origination process. The Corporate Development Department is responsible for the warrant valuation process, which includes reviewing all significant inputs for reasonableness, and for providing valuation results to senior management. Increases in any of these inputs in isolation, with the exception of exercise price, would result in a higher fair value. Increases in exercise price in isolation would result in a lower fair value. The Corporation classifies warrants accounted for as derivatives as Level 3.
The Corporation also holds a derivative contract associated with the 2008 sale of its remaining ownership of Visa Inc. (Visa) Class B shares. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. At September 30, 2013, the fair value of the contract was a liability of $2 million. The recurring fair value of the derivative contract is based on unobservable inputs consisting of management's estimate of the litigation outcome, timing of litigation settlements and payments related to the derivative. Significant increases in the estimate of litigation outcome and the timing of litigation settlements in isolation would result in a significantly higher liability fair value. Significant increases in payments related to the derivative in isolation would result in a significantly lower liability fair value. The Corporation classifies the derivative liability as Level 3.
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments with a carrying value and unfunded commitments of $13 million and $6 million, respectively, at September 30, 2013. These funds generally cannot be redeemed and the majority are not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 16 years. The investments are accounted for on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the Corporation's percentage ownership in the fund and the net asset value, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. On a quarterly basis, the Corporate Development Department is responsible, with appropriate oversight and approval provided by senior management, for performing the valuation procedures and updating significant inputs, as are primarily provided by the underlying fund's management. The Corporation classifies fair value measurements of nonmarketable equity securities as Level 3. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value on a nonrecurring basis were insignificant and $2 million at September 30, 2013 and December 31, 2012, respectively.
The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $48 million and $89 million at September 30, 2013 and December 31, 2012, respectively, and its investment in FRB stock totaled $85 million at both September 30, 2013 and December 31, 2012. The Corporation believes its investments in FHLB and FRB stock are ultimately recoverable at par. Therefore, the carrying amount for these restricted equity investments approximates fair value. The Corporation classifies the estimated fair value of such investments as Level 1.
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
Loan servicing rights
Loan servicing rights with a carrying value of $1 million at September 30, 2013, included in “accrued income and other assets” on the consolidated balance sheets and primarily related to Small Business Administration loans, are subject to impairment testing. Loan servicing rights may be carried at fair value on a nonrecurring basis when impairment testing indicates that the fair value of the loan servicing rights is less than the recorded value. A valuation model is used for impairment testing on a quarterly basis, which utilizes a discounted cash flow model, using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management. On a quarterly basis, the Accounting Department is responsible for performing the valuation procedures and updating significant inputs, which are primarily obtained from available third-party market data, with appropriate oversight and approval provided by senior management. If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Corporation classifies loan servicing rights as Level 3.
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
ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2013
Trading securities:
Deferred compensation plan assets	$92	$92	$—	$—
Equity and other non-debt securities	6	6	—	—
Residential mortgage-backed securities (a)	3	—	3	—
State and municipal securities	2	—	2	—
Corporate debt securities	1	—	1	—
Total trading securities	104	98	6	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	45	45	—	—
Residential mortgage-backed securities (a)	9,089	—	9,089	—
State and municipal securities	25	—	—	25	(b)
Corporate debt securities	57	—	56	1	(b)
Equity and other non-debt securities	272	131	—	141	(b)
Total investment securities available-for-sale	9,488	176	9,145	167
Derivative assets:
Interest rate contracts	416	—	416	—
Energy derivative contracts	128	—	128	—
Foreign exchange contracts	19	—	19	—
Warrants	2	—	—	2
Total derivative assets	565	—	563	2
Total assets at fair value	$10,157	$274	$9,714	$169
Derivative liabilities:
Interest rate contracts	$147	$—	$147	$—
Energy derivative contracts	126	—	126	—
Foreign exchange contracts	13	—	13	—
Other	2	—	—	2
Total derivative liabilities	288	—	286	2
Deferred compensation plan liabilities	92	92	—	—
Total liabilities at fair value	$380	$92	$286	$2

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2012
Trading securities:
Deferred compensation plan assets	$88	$88	$—	$—
Residential mortgage-backed securities (a)	4	—	4	—
State and municipal securities	19	—	19	—
Corporate debt securities	3	—	3	—
Total trading securities	114	88	26	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	35	35	—	—
Residential mortgage-backed securities (a)	9,920	—	9,920	—
State and municipal securities	23	—	—	23	(b)
Corporate debt securities	58	—	57	1	(b)
Equity and other non-debt securities	261	105	—	156	(b)
Total investment securities available-for-sale	10,297	140	9,977	180
Derivative assets:
Interest rate contracts	556	—	556	—
Energy derivative contracts	173	—	173	—
Foreign exchange contracts	21	—	21	—
Warrants	3	—	—	3
Total derivative assets	753	—	750	3
Total assets at fair value	$11,164	$228	$10,753	$183
Derivative liabilities:
Interest rate contracts	$218	$—	$218	$—
Energy derivative contracts	172	—	172	—
Foreign exchange contracts	18	—	18	—
Other	1	—	—	1
Total derivative liabilities	409	—	408	1
Deferred compensation plan liabilities	88	88	—	—
Total liabilities at fair value	$497	$88	$408	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during the three- and nine-month periods ended September 30, 2013 and 2012.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2013 and 2012.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income				Balance at End of Period

(in millions)		Realized		Unrealized				Sales	Settlements
Three Months Ended September 30, 2013
Investment securities available-for-sale:
State and municipal securities (a)	$25	$—		$—		$—		$—	$—	$25
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	146	1	(c)	—		5	(b)	(11)	—	141
Total investment securities available-for-sale	172	1	(c)	—		5	(b)	(11)	—	167
Derivative assets:
Warrants	3	7	(d)	—		—		(2)	(6)	2
Derivative liabilities:
Other	3	—		—		—		—	(1)	2
Three Months Ended September 30, 2012
Investment securities available-for-sale:
State and municipal securities (a)	$24	$—		$—		$(1)	(b)	$—	$—	$23
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	215	1	(c)	—		—		(12)	—	204
Total investment securities available-for-sale	240	1	(c)	—		(1)	(b)	(12)	—	228
Derivative assets:
Warrants	3	—		—		—		—	—	3
Derivative liabilities:
Other	—	(1)	(c)	—		—		—	(1)	—
Nine Months Ended September 30, 2013
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$2	(b)	$—	$—	$25
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	156	1	(c)	—		(1)	(b)	(15)	—	141
Total investment securities available-for-sale	180	1	(c)	—		1	(b)	(15)	—	167
Derivative assets:
Warrants	3	8	(d)	1	(d)	—		(4)	(6)	2
Derivative liabilities:
Other	1	—		(2)	(c)	—		—	(1)	2
Nine Months Ended September 30, 2012
Investment securities available-for-sale:
State and municipal securities (a)	$24	$—		$—		$—		$(1)	$—	$23
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	408	12	(c)	—		11	(b)	(227)	—	204
Total investment securities available-for-sale	433	12	(c)	—		11	(b)	(228)	—	228
Derivative assets:
Warrants	3	3	(d)	1	(d)	—		(4)	—	3
Derivative liabilities:
Other	6	(1)	(c)	—		—		—	(7)	—

(a)	Auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income.

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities gains (losses)" on the consolidated statements of comprehensive income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. All assets recorded at fair value on a nonrecurring basis were classified as Level 3 at September 30, 2013 and December 31, 2012 and are presented in the following table. No liabilities were recorded at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012.

(in millions)	Level 3
September 30, 2013
Loans:
Commercial	$70
Real estate construction	23
Commercial mortgage	96
Total loans	189
Nonmarketable equity securities	1
Other real estate	12
Loan servicing rights	1
Total assets at fair value	$203
December 31, 2012
Loans:
Commercial	$42
Real estate construction	25
Commercial mortgage	145
Lease financing	2
Total loans	214
Nonmarketable equity securities	2
Other real estate	24
Loan servicing rights	2
Total assets at fair value	$242
Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's Level 3 recurring fair value measurement as of September 30, 2013 and December 31, 2012. The Corporation's Level 3 recurring fair value measurements include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for the low interest rate environment continuing into 2015. The September 30, 2013 discount rates reflect changes in liquidity premiums based on sustained illiquid market conditions for the securities during the third quarter 2013.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
September 30, 2013
State and municipal securities (a)	$25	5% - 11%	4 - 5
Equity and other non-debt securities (a)	141	6% - 8%	2 - 3
December 31, 2012
State and municipal securities (a)	$23	6% - 10%	4 - 6
Equity and other non-debt securities (a)	156	4% - 6%	2 - 4

(a)	Auction-rate securities.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
September 30, 2013
Assets
Cash and due from banks	$1,384	$1,384	$1,384	$—	$—
Interest-bearing deposits with banks	5,704	5,704	5,704	—	—
Loans held-for-sale	7	7	—	7	—
Total loans, net of allowance for loan losses (a)	43,547	43,541	—	—	43,541
Customers’ liability on acceptances outstanding	8	8	8	—	—
Nonmarketable equity securities (b)	13	19	—	—	19
Restricted equity investments	133	133	133	—	—
Liabilities
Demand deposits (noninterest-bearing)	23,896	23,896	—	23,896	—
Interest-bearing deposits	23,833	23,833	—	23,833	—
Customer certificates of deposit	5,180	5,175	—	5,175	—
Total deposits	52,909	52,904	—	52,904	—
Short-term borrowings	226	226	226	—	—
Acceptances outstanding	8	8	8	—	—
Medium- and long-term debt	3,565	3,548	—	3,548	—
Credit-related financial instruments	(90)	(90)	—	—	(90)
December 31, 2012
Assets
Cash and due from banks	$1,395	$1,395	$1,395	$—	$—
Federal funds sold	100	100	100	—	—
Interest-bearing deposits with banks	3,039	3,039	3,039	—	—
Loans held-for-sale	12	12	—	12	—
Total loans, net of allowance for loan losses (a)	45,428	45,649	—	—	45,649
Customers’ liability on acceptances outstanding	18	18	18	—	—
Nonmarketable equity securities (b)	13	22	—	—	22
Restricted equity investments	174	174	174	—	—
Liabilities
Demand deposits (noninterest-bearing)	23,279	23,279	—	23,279	—
Interest-bearing deposits	23,381	23,381	—	23,381	—
Customer certificates of deposit	5,531	5,535	—	5,535	—
Total deposits	52,191	52,195	—	52,195	—
Short-term borrowings	110	110	110	—	—
Acceptances outstanding	18	18	18	—	—
Medium- and long-term debt	4,720	4,685	—	4,685	—
Credit-related financial instruments	(103)	(103)	—	—	(103)

(a)	Included $189 million and $214 million of impaired loans recorded at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012, respectively.

(b)	Included $1 million and $2 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities available-for-sale follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
U.S. Treasury and other U.S. government agency securities	$45	$—	$—	$45
Residential mortgage-backed securities (a)	9,113	121	145	9,089
State and municipal securities	27	—	2	25
Corporate debt securities	57	—	—	57
Equity and other non-debt securities	279	1	8	272
Total investment securities available-for-sale (b)	$9,521	$122	$155	$9,488

December 31, 2012
U.S. Treasury and other U.S. government agency securities	$35	$—	$—	$35
Residential mortgage-backed securities (a)	9,672	248	—	9,920
State and municipal securities	27	—	4	23
Corporate debt securities	58	—	—	58
Equity and other non-debt securities	268	—	7	261
Total investment securities available-for-sale (b)	$10,060	$248	$11	$10,297

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Included auction-rate securities at amortized cost and fair value of $176 million and $166 million, respectively, as of September 30, 2013 and $191 million and $180 million, respectively, as of December 31, 2012.

A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of September 30, 2013 and December 31, 2012 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
September 30, 2013
Residential mortgage-backed securities (a)	$5,167	$145	$—	$—		$5,167	$145
State and municipal securities (b)	—	—	25	2		25	2
Corporate debt securities (b)	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	—	—	141	8		141	8
Total impaired securities	$5,167	$145	$167	$10		$5,334	$155
December 31, 2012
State and municipal securities (b)	$—	$—	$23	$4		$23	$4
Corporate debt securities (b)	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	—	—	156	7		156	7
Total impaired securities	$—	$—	$180	$11		$180	$11

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
At September 30, 2013, the Corporation had 178 securities in an unrealized loss position with no credit impairment, including 105 residential mortgage-backed securities, 50 equity and other non-debt auction-rate preferred securities, 22 state and municipal auction-rate securities and one corporate auction-rate debt security. As of September 30, 2013, approximately 86 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 95 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in “net securities gains (losses)” on the consolidated statements of comprehensive income, computed based on the adjusted cost of the specific security.

	Nine Months Ended September 30,
(in millions)	2013	2012
Securities gains	$1	$12
Securities losses (a)	(2)	(1)
Net securities (losses) gains	$(1)	$11

(a)	Charges related to a derivative contract tied to the conversion rate of Visa Class B shares.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)
September 30, 2013	Amortized Cost	Fair Value
Contractual maturity
Within one year	$78	$78
After one year through five years	263	268
After five years through ten years	97	96
After ten years	8,804	8,774
Subtotal	9,242	9,216
Equity and other non-debt securities	279	272
Total investment securities available-for-sale	$9,521	$9,488
Included in the contractual maturity distribution in the table above were auction-rate securities with a total amortized cost and fair value of $28 million and $26 million, respectively. Auction-rate securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions. At each successful auction, the Corporation has the option to sell the security at par value. Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt. As a result, the expected life of auction-rate securities may differ significantly from the contractual life. Also included in the table above were residential mortgage-backed securities with total amortized cost and fair value of $9.1 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At September 30, 2013, investment securities with a carrying value of $2.9 billion were pledged where permitted or required by law to secure $2.0 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (c)	Total Loans
September 30, 2013
Business loans:
Commercial	$46	$33	$12	$91	$107	$27,699	$27,897
Real estate construction:
Commercial Real Estate business line (a)	12	—	3	15	24	1,244	1,283
Other business lines (b)	2	—	—	2	1	266	269
Total real estate construction	14	—	3	17	25	1,510	1,552
Commercial mortgage:
Commercial Real Estate business line (a)	10	13	3	26	67	1,499	1,592
Other business lines (b)	18	9	—	27	139	7,027	7,193
Total commercial mortgage	28	22	3	53	206	8,526	8,785
Lease financing	—	—	—	—	—	829	829
International	2	—	—	2	—	1,284	1,286
Total business loans	90	55	18	163	338	39,848	40,349
Retail loans:
Residential mortgage	6	3	3	12	63	1,575	1,650
Consumer:
Home equity	9	2	—	11	34	1,456	1,501
Other consumer	7	2	4	13	2	636	651
Total consumer	16	4	4	24	36	2,092	2,152
Total retail loans	22	7	7	36	99	3,667	3,802
Total loans	$112	$62	$25	$199	$437	$43,515	$44,151
December 31, 2012
Business loans:
Commercial	$23	$19	$5	$47	$103	$29,363	$29,513
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	30	1,019	1,049
Other business lines (b)	—	—	—	—	3	188	191
Total real estate construction	—	—	—	—	33	1,207	1,240
Commercial mortgage:
Commercial Real Estate business line (a)	20	4	—	24	94	1,755	1,873
Other business lines (b)	27	9	8	44	181	7,374	7,599
Total commercial mortgage	47	13	8	68	275	9,129	9,472
Lease financing	—	—	—	—	3	856	859
International	4	—	3	7	—	1,286	1,293
Total business loans	74	32	16	122	414	41,841	42,377
Retail loans:
Residential mortgage	27	6	2	35	70	1,422	1,527
Consumer:
Home equity	9	3	—	12	31	1,494	1,537
Other consumer	4	3	5	12	4	600	616
Total consumer	13	6	5	24	35	2,094	2,153
Total retail loans	40	12	7	59	105	3,516	3,680
Total loans	$114	$44	$23	$181	$519	$45,357	$46,057

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Included purchased credit-impaired (PCI) loans with a total carrying value of $15 million and $36 million at September 30, 2013 and December 31, 2012, respectively.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
September 30, 2013
Business loans:
Commercial	$26,296	$965	$529	$107	$27,897
Real estate construction:
Commercial Real Estate business line (e)	1,231	13	15	24	1,283
Other business lines (f)	262	1	5	1	269
Total real estate construction	1,493	14	20	25	1,552
Commercial mortgage:
Commercial Real Estate business line (e)	1,357	107	61	67	1,592
Other business lines (f)	6,602	178	274	139	7,193
Total commercial mortgage	7,959	285	335	206	8,785
Lease financing	821	6	2	—	829
International	1,250	27	9	—	1,286
Total business loans	37,819	1,297	895	338	40,349
Retail loans:
Residential mortgage	1,576	4	7	63	1,650
Consumer:
Home equity	1,450	12	5	34	1,501
Other consumer	630	12	7	2	651
Total consumer	2,080	24	12	36	2,152
Total retail loans	3,656	28	19	99	3,802
Total loans	$41,475	$1,325	$914	$437	$44,151
December 31, 2012
Business loans:
Commercial	$28,032	$820	$558	$103	$29,513
Real estate construction:
Commercial Real Estate business line (e)	921	77	21	30	1,049
Other business lines (f)	176	3	9	3	191
Total real estate construction	1,097	80	30	33	1,240
Commercial mortgage:
Commercial Real Estate business line (e)	1,479	213	87	94	1,873
Other business lines (f)	6,783	258	377	181	7,599
Total commercial mortgage	8,262	471	464	275	9,472
Lease financing	840	9	7	3	859
International	1,230	57	6	—	1,293
Total business loans	39,461	1,437	1,065	414	42,377
Retail loans:
Residential mortgage	1,438	12	7	70	1,527
Consumer:
Home equity	1,489	11	6	31	1,537
Other consumer	581	22	9	4	616
Total consumer	2,070	33	15	35	2,153
Total retail loans	3,508	45	22	105	3,680
Total loans	$42,969	$1,482	$1,087	$519	$46,057

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

(b)
Special mention loans are accruing loans that have potential credit weaknesses that deserve management’s close attention, such as loans to borrowers who may be experiencing financial difficulties that may result in deterioration of repayment prospects from the borrower at some future date. Included in the special mention category were $201 million and $303 million at September 30, 2013 and December 31, 2012, respectively, of loans proactively monitored by management that were considered “pass” by regulatory authorities.

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

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	September 30, 2013	December 31, 2012
Nonaccrual loans	$437	$519
Reduced-rate loans (a)	22	22
Total nonperforming loans	459	541
Foreclosed property	19	54
Total nonperforming assets	$478	$595

(a)
Reduced-rate business loans totaled $5 million and $6 million at September 30, 2013 and December 31, 2012, and reduced-rate retail loans totaled $17 million and $16 million at September 30, 2013 and December 31, 2012.

Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2013			2012
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended September 30
Allowance for loan losses:
Balance at beginning of period	$542	$71	$613	$593	$74	$667
Loan charge-offs	(30)	(9)	(39)	(47)	(12)	(59)
Recoveries on loans previously charged-off	18	2	20	15	1	16
Net loan charge-offs	(12)	(7)	(19)	(32)	(11)	(43)
Provision for loan losses	5	5	10	15	8	23
Balance at end of period	$535	$69	$604	$576	$71	$647

Nine Months Ended September 30
Allowance for loan losses:
Balance at beginning of period	$552	$77	$629	$648	$78	$726
Loan charge-offs	(94)	(18)	(112)	(158)	(27)	(185)
Recoveries on loans previously charged-off	45	7	52	44	8	52
Net loan charge-offs	(49)	(11)	(60)	(114)	(19)	(133)
Provision for loan losses	32	3	35	42	12	54
Balance at end of period	$535	$69	$604	$576	$71	$647

As a percentage of total loans	1.32%	1.83%	1.37%	1.42%	1.94%	1.46%

September 30
Allowance for loan losses:
Individually evaluated for impairment	$67	$—	$67	$107	$1	$108
Collectively evaluated for impairment	468	69	537	469	70	539
Total allowance for loan losses	$535	$69	$604	$576	$71	$647
Loans:
Individually evaluated for impairment	$294	$52	$346	$537	$54	$591
Collectively evaluated for impairment	40,045	3,745	43,790	39,945	3,608	43,553
PCI loans (a)	10	5	15	43	7	50
Total loans evaluated for impairment	$40,349	$3,802	$44,151	$40,525	$3,669	$44,194
(a)    No allowance for loan losses was required for PCI loans at September 30, 2013 and 2012.
Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Balance at beginning of period	$36	$36	$32	$26
Provision for credit losses on lending-related commitments	(2)	(1)	2	9
Balance at end of period	$34	$35	$34	$35

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2013
Business loans:
Commercial	$10	$85	$95	$173	$28
Real estate construction:
Commercial Real Estate business line (a)	—	23	23	28	4
Other business lines (b)	—	—	—	1	—
Total real estate construction	—	23	23	29	4
Commercial mortgage:
Commercial Real Estate business line (a)	—	74	74	117	12
Other business lines (b)	2	100	102	137	23
Total commercial mortgage	2	174	176	254	35
Total business loans	12	282	294	456	67
Retail loans:
Residential mortgage	38	—	38	45	—
Consumer:
Home equity	10	—	10	16	—
Other consumer	4	—	4	11	—
Total consumer	14	—	14	27	—
Total retail loans (c)	52	—	52	72	—
Total individually evaluated impaired loans	$64	$282	$346	$528	$67
December 31, 2012
Business loans:
Commercial	$2	$117	$119	$207	$26
Real estate construction:
Commercial Real Estate business line (a)	—	26	26	31	4
Other business lines (b)	—	—	—	1	—
Total real estate construction	—	26	26	32	4
Commercial mortgage:
Commercial Real Estate business line (a)	—	99	99	159	18
Other business lines (b)	—	122	122	167	28
Total commercial mortgage	—	221	221	326	46
Lease financing	—	2	2	5	—
Total business loans	2	366	368	570	76
Retail loans:
Residential mortgage	39	—	39	48	—
Consumer:
Home equity	8	—	8	10	—
Other consumer	4	—	4	10	—
Total consumer	12	—	12	20	—
Total retail loans (c)	51	—	51	68	—
Total individually evaluated impaired loans	$53	$366	$419	$638	$76

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans had no related allowance for loan losses, primarily due to policy changes which resulted in direct write-downs of restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to reduced-rate loans.

	Individually Evaluated Impaired Loans
	2013		2012
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended September 30
Business loans:
Commercial	$96	$—	$193	$1
Real estate construction:
Commercial Real Estate business line (a)	24	—	48	—
Other business lines (b)	—	—	4	—
Total real estate construction	24	—	52	—
Commercial mortgage:
Commercial Real Estate business line (a)	78	—	135	—
Other business lines (b)	106	1	170	1
Total commercial mortgage	184	1	305	1
Lease financing	—	—	3	—
Total business loans	304	1	553	2
Retail loans:
Residential mortgage	35	—	40	—
Consumer loans:
Home equity	8	—	5	—
Other consumer	4	—	3	—
Total consumer	12	—	8	—
Total retail loans	47	—	48	—
Total individually evaluated impaired loans	$351	$1	$601	$2
Nine Months Ended September 30
Business loans:
Commercial	$105	$2	$215	$3
Real estate construction:
Commercial Real Estate business line (a)	25	—	66	—
Other business lines (b)	—	—	5	—
Total real estate construction	25	—	71	—
Commercial mortgage:
Commercial Real Estate business line (a)	87	—	149	—
Other business lines (b)	114	2	191	3
Total commercial mortgage	201	2	340	3
Lease financing	1	—	3	—
International	—	—	3	—
Total business loans	332	4	632	6
Retail loans:
Residential mortgage	36	—	42	—
Consumer:
Home equity	7	—	4	—
Other consumer	4	—	3	—
Total consumer	11	—	7	—
Total retail loans	47	—	49	—
Total individually evaluated impaired loans	$379	$4	$681	$6

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at September 30, 2013 and 2012 of loans considered to be TDRs that were restructured during the three- and nine-month periods ended September 30, 2013 and 2012, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2013					2012
	Type of Modification					Type of Modification
(in millions)	Principal Deferrals (a)		Interest Rate Reductions	AB Note Restructures (b)	Total Modifications	Principal Deferrals (a)		Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Three Months Ended September 30
Business loans:
Commercial	$3		$—	$—	$3	$3		$—	$—	$3
Commercial mortgage:
Commercial Real Estate business line (c)	14		—	—	14	8		—	19	27
Other business lines (d)	4		—	—	4	2		—	—	2
Total commercial mortgage	18		—	—	18	10		—	19	29
Total business loans	21		—	—	21	13		—	19	32
Retail loans:
Residential mortgage	—		1	—	1	8	(e)	—	—	8
Consumer:
Home equity	4	(e)	1	—	5	—		—	—	—
Other consumer	2	(e)	—	—	2	—		—	—	—
Total consumer	6		1	—	7	—		—	—	—
Total retail loans	6		2	—	8	8		—	—	8
Total loans	$27		$2	$—	$29	$21		$—	$19	$40
Nine Months Ended September 30
Business loans:
Commercial	$13		$—	$8	$21	$17		$1	$—	$18
Real estate construction:
Other business lines (d)	—		—	—	—	1		—	—	1
Total real estate construction	—		—	—	—	1		—	—	1
Commercial mortgage:
Commercial Real Estate business line (c)	33		—	—	33	23		—	22	45
Other business lines (d)	15		—	11	26	15		2	—	17
Total commercial mortgage	48		—	11	59	38		2	22	62
Total business loans	61		—	19	80	56		3	22	81
Retail loans:
Residential mortgage	1	(e)	2	—	3	8	(e)	1	—	9
Consumer:
Home equity	6	(e)	1	—	7	—		—	—	—
Other consumer	2	(e)	1	—	3	—		—	—	—
Total consumer	8		2	—	10	—		—	—	—
Total retail loans	9		4	—	13	8		1	—	9
Total loans	$70		$4	$19	$93	$64		$4	$22	$90

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

At September 30, 2013 and December 31, 2012, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $3 million and $5 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the three- and nine-month periods ended September 30, 2013 and 2012 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the three- and nine-month periods ended September 30, 2013 and 2012 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
The following table presents information regarding the recorded balance at September 30, 2013 and 2012 of loans modified by principal deferral during the twelve months ended September 30, 2013 and 2012, and those principal deferrals which experienced a subsequent default during the three- and nine-month periods ended September 30, 2013 and 2012. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2013				2012
(in millions)	Balance at September 30		Subsequent Default in the Three Months Ended September 30	Subsequent Default in the Nine Months Ended September 30	Balance at September 30		Subsequent Default in the Three Months Ended September 30	Subsequent Default in the Nine Months Ended September 30
Principal deferrals:
Business loans:
Commercial	$13		$2	$11	$31		$5	$12
Real estate construction:
Commercial Real Estate business line (a)	1		—	—	1		—	1
Total real estate construction	1		—	—	1		—	1
Commercial mortgage:
Commercial Real Estate business line (a)	34		—	20	30		14	29
Other business lines (b)	20		2	11	27		2	9
Total commercial mortgage	54		2	31	57		16	38
Total business loans	68		4	42	89		21	51
Retail loans:
Residential mortgage	3	(c)	—	—	8	(c)	3	3
Consumer:
Home equity	7	(c)	—	—	—		—	—
Other consumer	3	(c)	—	—	—		—	—
Total consumer	10		—	—	—		—	—
Total retail loans	13		—	—	8		3	3
Total principal deferrals	$81		$4	$42	$97		$24	$54

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at September 30, 2013 and 2012 of loans modified by interest rate reduction during the twelve months ended September 30, 2013 and 2012, and those reduced-rate loans which experienced a subsequent default during the three- and nine-month periods ended September 30, 2013 and 2012. For reduced-rate loans, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due.

	2013			2012
(in millions)	Balance at September 30	Subsequent Default in the Three Months Ended September 30	Subsequent Default in the Nine Months Ended September 30	Balance at September 30	Subsequent Default in the Three Months Ended September 30	Subsequent Default in the Nine Months Ended September 30
Interest rate reductions:
Business loans:
Commercial	$—	$—	$—	$1	$1	$1
Commercial mortgage:
Other business lines (a)	—	—	—	14	—	12
Total commercial mortgage	—	—	—	14	—	12
Lease financing	—	—	—	3	—	—
Total business loans	—	—	—	18	1	13
Retail loans:
Residential mortgage	2	—	—	4	—	—
Consumer:
Home equity	1	—	—	—	—	—
Other consumer	1	—	—	—	—	—
Total consumer	2	—	—	—	—	—
Total retail loans	4	—	—	4	—	—
Total interest rate reductions	$4	$—	$—	$22	$1	$13

(a)	Primarily loans secured by owner-occupied real estate.
During the twelve months ended September 30, 2013 and 2012 loans with a carrying value of $19 million and $29 million at September 30, 2013 and 2012, respectively, were restructured into two notes (AB note restructures). For AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of AB note restructures during both the three- and nine-month periods ended September 30, 2013 and 2012.
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
The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at September 30, 2013 and December 31, 2012 were as follows. The outstanding balance represents the total amount owed as of September 30, 2013 and December 31, 2012, including accrued but unpaid interest and any amounts previously charged off. No allowance for loan losses was required on the acquired PCI loan pools at both September 30, 2013 and December 31, 2012.

(in millions)	September 30, 2013	December 31, 2012
Acquired PCI loans:
Carrying amount	$15	$36
Outstanding balance	99	138
Changes in the accretable yield for acquired PCI loans for the three- and nine-month periods ended September 30, 2013 and 2012 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Balance at beginning of period	$10	$16	$16	$25
Reclassifications from nonaccretable	4	—	4	—
Accretion	(3)	(3)	(9)	(12)
Balance at end of period	$11	$13	$11	$13

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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. For derivatives with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At September 30, 2013, counterparties with bilateral collateral agreements had pledged $141 million of marketable investment securities and deposited $1 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $22 million of investment securities and posted $8 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2013 was $13 million, for which the Corporation had pledged collateral of $8 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2013, the Corporation would have been required to assign an additional $5 million of collateral to its counterparties.
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
The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at September 30, 2013 and December 31, 2012. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	September 30, 2013			December 31, 2012
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$1,450	$221	$—	$1,450	$290	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	316	3	—	475	1	—
Total risk management purposes	1,766	224	—	1,925	291	—
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	544	—	3	545	—	3
Caps and floors purchased	544	3	—	545	3	—
Swaps	11,072	192	144	10,952	263	215
Total interest rate contracts	12,160	195	147	12,042	266	218
Energy contracts:
Caps and floors written	1,642	1	75	1,873	—	112
Caps and floors purchased	1,642	75	1	1,873	112	—
Swaps	2,439	52	50	1,815	61	60
Total energy contracts	5,723	128	126	5,561	173	172
Foreign exchange contracts:
Spot, forwards, options and swaps	1,798	16	13	2,253	20	18
Total customer-initiated and other activities	19,681	339	286	19,856	459	408
Total gross derivatives	$21,447	563	286	$21,781	750	408
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(227)	(227)		(279)	(279)
Netting adjustment - Cash collateral received/posted		(1)	(8)		(11)	—
Net derivatives included in the consolidated balance sheets (b)		335	51		460	129
Amounts not offset in the consolidated balance sheets:
Marketable securities pledged under bilateral collateral agreements		(141)	(12)		(180)	(56)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$194	$39		$280	$73

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(b)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk totaled $2 million and $4 million at September 30, 2013 and December 31, 2012, respectively.

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
As part of a fair value hedging strategy, the Corporation entered into interest rate swap agreements for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. Risk management fair value interest rate swaps generated net interest income of $18 million and $54 million for the three- and nine-month periods ended September 30, 2013, respectively, compared to $17 million and $51 million for the three- and nine-month periods ended September 30, 2012, respectively. The Corporation recognized an insignificant amount of net gains (losses) in "other noninterest income" in the consolidated statements of comprehensive income for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt for both the three- and nine-month periods ended September 30, 2013 and 2012.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks.
The Corporation recognized an insignificant amount of net gains on risk management derivative instruments used as economic hedges in "other noninterest income" in the consolidated statements of comprehensive income for both the three- and nine-month periods ended September 30, 2013 and 2012.
 The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of September 30, 2013 and December 31, 2012.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
September 30, 2013
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,450	3.7	5.45%	0.42%
December 31, 2012
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,450	4.4	5.45	0.62

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at September 30, 2013 and December 31, 2012.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized an insignificant amount of net gains in “other noninterest income” in the consolidated statements of comprehensive income for both the three- and nine-month periods ended September 30, 2013 and 2012.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain	2013	2012	2013	2012
Interest rate contracts	Other noninterest income	$8	$5	$17	$14
Energy contracts	Other noninterest income	—	1	2	3
Foreign exchange contracts	Foreign exchange income	8	8	26	26
Total		$16	$14	$45	$43
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	September 30, 2013	December 31, 2012
Unused commitments to extend credit:
Commercial and other	$27,975	$25,659
Bankcard, revolving check credit and home equity loan commitments	1,824	1,681
Total unused commitments to extend credit	$29,799	$27,340
Standby letters of credit	$4,484	$4,985
Commercial letters of credit	96	78
Other credit-related financial instruments	2	1
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At September 30, 2013 and December 31, 2012, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $34 million and $32 million, respectively. In 2011, the Corporation recorded a purchase discount for acquired lending-related commitments. An allowance for credit losses will be recorded on acquired lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. At both September 30, 2013 and December 31, 2012, no allowance was recorded for acquired lending-related commitments, and $1 million and $2 million of purchase discount remained at each respective period.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $19 million at both September 30, 2013 and December 31, 2012 for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2022. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $307 million and $325 million, respectively, of the $4.6 billion and $5.1 billion standby and commercial letters of credit outstanding at September 30, 2013 and December 31, 2012, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $67 million at September 30, 2013, including $55 million in deferred

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

fees and $12 million in the allowance for credit losses on lending-related commitments. At December 31, 2012, the comparable amounts were $82 million, $69 million and $13 million, respectively.
The following table presents a summary of internally classified watch list standby and commercial letters of credit at September 30, 2013 and December 31, 2012. The Corporation's internal watch list is generally consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	September 30, 2013	December 31, 2012
Total watch list standby and commercial letters of credit	$76	$144
As a percentage of total outstanding standby and commercial letters of credit	1.7%	2.9%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of September 30, 2013 and December 31, 2012, the total notional amount of the credit risk participation agreements was approximately $661 million and $574 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $8 million and $11 million at September 30, 2013 and December 31, 2012, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of September 30, 2013, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.8 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B shares. The fair value of the derivative liability, included in "accrued expenses and other liabilities" on the consolidated balance sheets, was $2 million at September 30, 2013 and $1 million at December 31, 2012.
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
The Corporation accounts for its interest in these entities on either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement with these entities at September 30, 2013 was limited to approximately $386 million, which reflected the carrying value of the Corporation's investment and unfunded commitments for future investments.
As an investor, the Corporation obtains income tax credits and deductions from the operating losses of these tax credit entities. The income tax credits and deductions are allocated to the investors based on their ownership percentages and are recorded

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable. Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other noninterest income” on the consolidated statements of comprehensive income. In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($135 million at September 30, 2013).
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the nine months ended September 30, 2013 and 2012.
The following table summarizes the impact of these VIEs on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Other noninterest income	$(14)	$(15)	$(41)	$(43)
Benefit for income taxes (a)	(15)	(14)	(43)	(41)

(a)	Income tax credits from low income housing tax credit/historic rehabilitation tax credit partnerships.
For further information on the Corporation’s consolidation policy, see Note 1 to the consolidated financial statements in the Corporation's 2012 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	September 30, 2013	December 31, 2012
Parent company
Subordinated notes:
4.80% subordinated notes due 2015	$321	$330
Medium-term notes:
3.00% notes due 2015	299	299
Total parent company	620	629
Subsidiaries
Subordinated notes:
7.375% subordinated notes due 2013	—	51
5.70% subordinated notes due 2014	258	267
5.75% subordinated notes due 2016	684	694
5.20% subordinated notes due 2017	571	593
Floating-rate based on LIBOR index subordinated note due 2013	—	26
8.375% subordinated notes due 2024	184	186
7.875% subordinated notes due 2026	220	241
Total subordinated notes	1,917	2,058
Federal Home Loan Bank advances:
Floating-rate based on LIBOR indices due 2013 to 2014	1,000	2,000
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	28	33
Total subsidiaries	2,945	4,091
Total medium- and long-term debt	$3,565	$4,720
The carrying value of medium- and long-term debt has been adjusted to reflect the gain or loss attributable to the risk hedged with interest rate swaps.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank) is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB advances bear interest at variable rates based on LIBOR and were secured by a blanket lien on $13 billion of real estate-related loans at September 30, 2013.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

In the third quarter 2013, the Bank exercised its option to redeem, at par, a $25 million floating-rate subordinated note which had an original maturity date of 2018, and recognized a pretax gain of $1 million, included in "other noninterest expenses" in the consolidated statements of income.
NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the nine months ended September 30, 2013 and 2012, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Nine Months Ended September 30,
(in millions)	2013	2012
Accumulated net unrealized (losses) gains on investment securities available-for-sale:
Balance at beginning of period, net of tax	$150	$129
Net unrealized holding (losses) gains arising during the period	(270)	123
Less: Provision (benefit) for income taxes	(100)	44
Net unrealized holding (losses) gains arising during the period, net of tax	(170)	79
Less:
Net realized gains included in net securities gains (losses)	1	12
Less: Provision for income taxes	—	4
Reclassification adjustment for net securities gains included in net income, net of tax	1	8
Change in net unrealized (losses) gains on investment securities available-for-sale, net of tax	(171)	71
Balance at end of period, net of tax	$(21)	$200

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(563)	$(485)

Net defined benefit pension and other postretirement adjustment arising during the period, net of tax	—	—
Less:
Amortization of actuarial net loss	(65)	(46)
Amortization of prior service cost	(2)	(2)
Amortization of transition obligation	—	(3)
Amounts recognized in employee benefits expense	(67)	(51)
Less: Benefit for income taxes	(24)	(19)
Adjustment for amounts recognized as components of net periodic benefit cost during the period, net of tax	(43)	(32)
Change in defined benefit pension and other postretirement plans adjustment, net of tax	43	32
Balance at end of period, net of tax	$(520)	$(453)
Total accumulated other comprehensive loss at end of period, net of tax	$(541)	$(253)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2013	2012	2013	2012
Basic and diluted
Net income	$147	$117	$424	$391
Less:
Income allocated to participating securities	2	1	6	4
Net income attributable to common shares	$145	$116	$418	$387

Basic average common shares	182	190	184	193

Basic net income per common share	$0.80	$0.61	$2.28	$2.00

Basic average common shares	182	190	184	193
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	1	—	1	—
Net effect of the assumed exercise of warrants	4	1	2	1
Diluted average common shares	187	191	187	194

Diluted net income per common share	$0.78	$0.61	$2.23	$2.00
The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income per common share because the prices of the options and warrants were greater than the average market price of common shares for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2013	2012	2013	2012
Average outstanding options	8.2	15.2	11.8	16.2
Range of exercise prices	$41.70 - $61.94	$31.51 - $61.94	$34.78 - $61.94	$30.77 - $64.50
Average outstanding warrants				0.2
Exercise price				$30.36
NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Service cost	$9	$9	$28	$25
Interest cost	20	19	59	59
Expected return on plan assets	(33)	(29)	(99)	(85)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	18	14	56	40
Net periodic defined benefit cost	$15	$14	$47	$42

Non-Qualified Defined Benefit Pension Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Service cost	$1	$1	$3	$3
Interest cost	2	2	7	7
Amortization of prior service cost	—	—	(1)	(1)
Amortization of net loss	3	1	8	5
Net periodic defined benefit cost	$6	$4	$17	$14

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Postretirement Benefit Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Interest cost	$1	$1	$3	$3
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of transition obligation	—	1	—	3
Amortization of net loss	—	—	1	1
Net periodic postretirement benefit cost	$—	$1	$1	$4
For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2012 Annual Report.
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
At September 30, 2013, net unrecognized tax benefits were $13 million, compared to $42 million at December 31, 2012. The decrease in unrecognized tax benefits of $29 million was primarily the result of the recognition of federal settlements. The Corporation anticipates that there will be no change in net unrecognized tax benefits within the next twelve months. Included in "accrued expense and other liabilities" on the consolidated balance sheets was a $2 million liability for tax-related interest and penalties at September 30, 2013, compared to $4 million at December 31, 2012. The $2 million decrease was primarily a result of settlements with tax authorities.
Net deferred tax assets were $329 million at September 30, 2013, compared to $254 million at December 31, 2012. The increase of $75 million in net deferred tax assets resulted primarily from a decrease in unrealized gains on investment securities available-for-sale recognized in other comprehensive income, partially offset by the utilization of tax credits. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed at both September 30, 2013 and December 31, 2012. This conclusion was based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events.
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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
The Corporation and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Litigation-related expenses, included in "other noninterest expenses" on the consolidated statements of comprehensive income, were a benefit of $4 million for the three months ended September 30, 2013, compared to expense of $4 million for the same period in 2012. There were no litigation-related expenses for the nine months ended September 30, 2013, compared to $23 million for the nine months ended September 30, 2012. Legal fees, also included in “other noninterest expenses” on the consolidated statements of comprehensive income, totaled $5 million and $8 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $19 million and $26 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows.

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
In the first quarter 2013, the Corporation changed the method of assigning the allowance for loan losses to each business segment. In 2012, national probability of default and loss given default statistics were incorporated into the Corporation's allowance methodology. Each business segment was assigned an allowance for loan losses based on market-specific standard reserve factors applied to the loans in each segment, and the difference between the total allowance required on a national basis and the market-specific allowances was allocated based on the relative loan balances in each segment. Effective first quarter 2013, each segment is assigned an allowance for loan losses by applying national standard reserve factors to the loan balances in each segment by risk rating distribution. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at September 30, 2013. Also in the first quarter 2013, the Corporation changed the method of allocating to the segments certain noninterest income and expense associated with commercial charge cards. The change did not have a material impact on segment operating results.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Nine Months Ended September 30, 2013
Earnings summary:
Net interest income (expense) (FTE)	$1,115	$460	$138	$(492)	$23	$1,244
Provision for credit losses	29	21	(8)	—	(5)	37
Noninterest income	246	132	191	47	6	622
Noninterest expenses	446	530	238	7	28	1,249
Provision (benefit) for income taxes (FTE)	271	14	35	(168)	4	156
Net income (loss)	$615	$27	$64	$(284)	$2	$424
Net credit-related charge-offs	$37	$18	$5	$—	$—	$60

Selected average balances:
Assets	$35,697	$5,967	$4,785	$11,553	$5,708	$63,710
Loans	34,626	5,278	4,629	—	—	44,533
Deposits	25,931	21,183	3,722	309	210	51,355

Statistical data:
Return on average assets (a)	2.30%	0.17%	1.78%	N/M	N/M	0.89%
Efficiency ratio (b)	32.74	89.19	72.64	N/M	N/M	66.89

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Nine Months Ended September 30, 2012
Earnings summary:
Net interest income (expense) (FTE)	$1,131	$491	$140	$(483)	$27	$1,306
Provision for credit losses	28	16	18	—	1	63
Noninterest income	240	131	193	44	6	614
Noninterest expenses	453	543	236	8	90	1,330
Provision (benefit) for income taxes (FTE)	273	21	28	(167)	(19)	136
Net income (loss)	$617	$42	$51	$(280)	$(39)	$391
Net credit-related charge-offs	$81	$34	$18	$—	$—	$133

Selected average balances:
Assets	$34,140	$6,027	$4,602	$11,796	$5,443	$62,008
Loans	33,183	5,326	4,525	—	—	43,034
Deposits	24,430	20,527	3,640	171	179	48,947

Statistical data:
Return on average assets (a)	2.41%	0.26%	1.49%	N/M	N/M	0.84%
Efficiency ratio (b)	33.08	87.14	73.30	N/M	N/M	69.62

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at September 30, 2013.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.
Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Nine Months Ended September 30, 2013
Earnings summary:
Net interest income (expense) (FTE)	$564	$516	$394	$239	$(469)	$1,244
Provision for credit losses	(19)	25	31	5	(5)	37
Noninterest income	268	113	100	88	53	622
Noninterest expenses	496	298	272	148	35	1,249
Provision (benefit) for income taxes (FTE)	126	114	67	13	(164)	156
Net income (loss)	$229	$192	$124	$161	$(282)	$424
Net credit-related charge-offs	$10	$30	$7	$13	$—	$60

Selected average balances:
Assets	$13,936	$14,067	$10,774	$7,672	$17,261	$63,710
Loans	13,508	13,820	10,064	7,141	—	44,533
Deposits	20,294	14,532	10,149	5,861	519	51,355

Statistical data:
Return on average assets (a)	1.44%	1.65%	1.46%	2.79%	N/M	0.89%
Efficiency ratio (b)	59.52	47.38	54.96	45.30	N/M	66.89

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Nine Months Ended September 30, 2012
Earnings summary:
Net interest income (expense) (FTE)	$585	$514	$429	$234	$(456)	$1,306
Provision for credit losses	(7)	9	43	17	1	63
Noninterest income	289	101	93	81	50	614
Noninterest expenses	527	294	271	140	98	1,330
Provision (benefit) for income taxes (FTE)	123	115	73	11	(186)	136
Net income (loss)	$231	$197	$135	$147	$(319)	$391
Net credit-related charge-offs	$40	$34	$17	$42	$—	$133

Selected average balances:
Assets	$13,968	$12,786	$10,224	$7,791	$17,239	$62,008
Loans	13,687	12,555	9,462	7,330	—	43,034
Deposits	19,423	14,270	10,118	4,786	350	48,947

Statistical data:
Return on average assets (a)	1.51%	1.72%	1.58%	2.51%	N/M	0.84%
Efficiency ratio (b)	60.29	47.86	51.78	46.05	N/M	69.62

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
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

RESULTS OF OPERATIONS
Net income for the three months ended September 30, 2013 was $147 million, an increase of $30 million from $117 million reported for the three months ended September 30, 2012. The increase in net income in the three months ended September 30, 2013, compared to the same period in 2012, reflected an increase of $17 million in noninterest income and decreases of $32 million in noninterest expenses and $14 million in the provision for credit losses, partially offset by a decrease of $15 million in net interest income and an increase of $18 million in the provision for income taxes. Net income per diluted common share was $0.78 for the three months ended September 30, 2013, compared to $0.61 for the same period one year ago. Average diluted common shares were 187 million for the three months ended September 30, 2013, compared to 191 million for the same period in the prior year.
Net income for the nine months ended September 30, 2013 was $424 million, an increase of $33 million from $391 million for the nine months ended September 30, 2012. The increase in net income in the nine months ended September 30, 2013, compared to the same period in 2012, reflected an $8 million increase in noninterest income and decreases of $81 million in noninterest expenses and $26 million in the provision for credit losses, partially offset by a decrease of $62 million in net interest income and an increase of $20 million in the provision for income taxes. Net income per diluted common share was $2.23 for the nine months ended September 30, 2013, compared to $2.00 for the same period one year ago. Average diluted common shares were 187 million for the nine months ended September 30, 2013, compared to 194 million for the same period in the prior year.
Full-Year and Fourth Quarter 2013 Outlook
Management expectations for full-year 2013 compared to full-year 2012 have not changed from the previously provided outlook, with the exception of customer-driven fees, which are expected to be modestly higher based on strong third quarter results.
For fourth quarter 2013, management expects the following, assuming a continuation of the current slow growing economic environment:

•
Average loans for the fourth quarter 2013 are expected to be stable compared to third quarter 2013, reflecting auto-dealer floor plan loans rebounding from a seasonal low along with a continued decline in mortgage warehouse lending and economic uncertainty impacting demand.

•
Net interest income is expected to be lower for the fourth quarter 2013, compared to third quarter 2013, due to the continued impact from the low rate environment and a decrease in purchase accounting accretion.

•	The provision for credit losses for the fourth quarter 2013 is expected to remain low, similar to the levels in previous 2013 quarters.

•	Customer-driven noninterest income for the fourth quarter 2013 is expected to be relatively stable compared to third quarter 2013, while noncustomer-driven noninterest income is expected to be lower.

•	Fourth quarter 2013 noninterest expense is expected to be slightly lower compared to third quarter 2013, reflecting continued tight expense control.

Net Interest Income
Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	September 30, 2013			September 30, 2012
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$27,759	$226	3.25%	$26,700	$227	3.38%
Real estate construction loans	1,522	15	3.78	1,389	15	4.36
Commercial mortgage loans	8,943	88	3.90	9,670	106	4.34
Lease financing	839	7	3.21	852	4	2.04
International loans	1,252	12	3.76	1,302	12	3.77
Residential mortgage loans	1,642	17	3.98	1,488	17	4.67
Consumer loans	2,137	17	3.27	2,196	19	3.44
Total loans (a)	44,094	382	3.44	43,597	400	3.66

Mortgage-backed securities available-for-sale	8,989	54	2.41	9,360	57	2.46
Other investment securities available-for-sale	391	—	0.43	431	1	0.86
Total investment securities available-for-sale	9,380	54	2.32	9,791	58	2.38

Interest-bearing deposits with banks (b)	5,308	4	0.26	4,276	3	0.26
Other short-term investments	110	—	0.77	137	—	1.88
Total earning assets	58,892	440	2.97	57,801	461	3.19

Cash and due from banks	1,027			971
Allowance for loan losses	(622)			(673)
Accrued income and other assets	4,363			4,885
Total assets	$63,660			$62,984

Money market and interest-bearing checking deposits	$21,894	7	0.13	$20,483	8	0.17
Savings deposits	1,680	—	0.04	1,618	—	0.04
Customer certificates of deposit	5,384	6	0.41	5,894	8	0.52
Foreign office time deposits	528	—	0.48	381	1	0.71
Total interest-bearing deposits	29,486	13	0.18	28,376	17	0.24
Short-term borrowings	249	—	0.06	89	—	0.12
Medium- and long-term debt	3,590	14	1.54	4,745	16	1.35
Total interest-bearing sources	33,325	27	0.32	33,210	33	0.40

Noninterest-bearing deposits	22,379			21,469
Accrued expenses and other liabilities	1,033			1,260
Total shareholders’ equity	6,923			7,045
Total liabilities and shareholders’ equity	$63,660			$62,984

Net interest income/rate spread (FTE)		$413	2.65		$428	2.79

FTE adjustment		$1			$1

Impact of net noninterest-bearing sources of funds			0.14			0.17
Net interest margin (as a percentage of average earning assets) (FTE) (a) (b)			2.79%			2.96%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $8 million and $15 million increased the net interest margin by 5 basis points and 10 basis points in the three months ended September 30, 2013 and 2012, respectively.

(b)
Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 24 basis points and 21 basis points in the three months ended September 30, 2013 and 2012, respectively.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	September 30, 2013/September 30, 2012
(in millions)	Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Loans	$(21)	(b)	$3	$(18)	(b)
Investment securities available-for-sale	(3)		(1)	(4)
Interest-bearing deposits with banks	—		1	1
Total interest income (FTE)	(24)		3	(21)

Interest Expense:
Interest-bearing deposits	(4)		—	(4)
Medium- and long-term debt	2		(4)	(2)
Total interest expense	(2)		(4)	(6)
Net interest income (FTE)	$(22)		$7	$(15)

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Reflected a decrease of $7 million in accretion of the purchase discount on the acquired loan portfolio.
Net interest income was $412 million for the three months ended September 30, 2013, a decrease of $15 million compared to $427 million for the three months ended September 30, 2012. The decrease in net interest income in the three months ended September 30, 2013, compared to the three months ended September 30, 2012, resulted primarily from a decrease in yields and a $7 million decrease in the accretion of the purchase discount on the acquired loan portfolio, partially offset by an increase in average earning assets and a decrease in funding costs. Average earning assets increased $1.1 billion, or 2 percent, to $58.9 billion for the three months ended September 30, 2013, compared to $57.8 billion for the same period in 2012. The increase in average earning assets primarily reflected increases of $497 million in average loans and $1.0 billion in average interest-bearing deposits with banks, partially offset by a decrease of $411 million in average investment securities available-for-sale. The net interest margin (FTE) for the three months ended September 30, 2013 decreased 17 basis points to 2.79% percent, from 2.96% percent for the comparable period in 2012, primarily from decreased yields on loans and mortgage-backed investment securities, a decrease in accretion of the purchase discount on the acquired loan portfolio and an increase in excess liquidity, partially offset by lower deposit rates. The decrease in loan yields reflected a shift in the average loan portfolio mix, largely due to volume shifts in business mix, as well as lower LIBOR rates, positive credit quality migration throughout the portfolio, an increase in lower-yielding average commercial loans and a decrease in higher-yielding commercial mortgage loans. Yields on mortgage-backed investment securities decreased as a result of prepayments on higher-yielding securities and new investments in lower-yielding securities impacted by the lower rate environment. Accretion of the purchase discount on the acquired loan portfolio increased the net interest margin by 5 basis points in the three months ended September 30, 2013, compared to 10 basis points in the same period in 2012, and excess liquidity reduced the net interest margin by approximately 24 basis points and 21 basis points in the three-month periods ended September 30, 2013 and 2012, respectively. Excess liquidity was represented by $5.2 billion and $4.2 billion of average balances deposited with the Federal Reserve Bank (FRB) in the three months ended September 30, 2013 and 2012, respectively, included in “interest-bearing deposits with banks” on the consolidated balance sheets. The "Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table above provides an analysis of net interest income (FTE) for the three months ended September 30, 2013 and 2012 and details the components of the change in net interest income on a FTE basis for the three months ended September 30, 2013 compared to the same period in the prior year.

Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Nine Months Ended
	September 30, 2013			September 30, 2012
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$28,069	$688	3.28%	$25,810	$673	3.48%
Real estate construction loans	1,430	43	3.98	1,420	47	4.48
Commercial mortgage loans	9,177	271	3.95	9,951	337	4.51
Lease financing	850	21	3.22	873	19	2.92
International loans	1,265	35	3.73	1,257	35	3.73
Residential mortgage loans	1,600	50	4.13	1,498	52	4.66
Consumer loans	2,142	53	3.32	2,225	57	3.44
Total loans (a)	44,533	1,161	3.49	43,034	1,220	3.79

Mortgage-backed securities available-for-sale	9,339	158	2.29	9,317	177	2.60
Other investment securities available-for-sale	390	1	0.48	486	3	0.78
Total investment securities available-for-sale	9,729	159	2.21	9,803	180	2.51

Interest-bearing deposits with banks (b)	4,433	9	0.26	3,908	8	0.26
Other short-term investments	115	1	1.38	138	1	1.80
Total earning assets	58,810	1,330	3.03	56,883	1,409	3.32

Cash and due from banks	993			967
Allowance for loan losses	(627)			(707)
Accrued income and other assets	4,534			4,865
Total assets	$63,710			$62,008

Money market and interest-bearing checking deposits	$21,594	22	0.13	$20,577	26	0.18
Savings deposits	1,654	—	0.03	1,589	1	0.06
Customer certificates of deposit	5,603	19	0.44	5,993	25	0.54
Foreign office time deposits	513	2	0.54	373	2	0.64
Total interest-bearing deposits	29,364	43	0.19	28,532	54	0.25
Short-term borrowings	189	—	0.07	78	—	0.12
Medium- and long-term debt	4,109	43	1.42	4,846	49	1.36
Total interest-bearing sources	33,662	86	0.34	33,456	103	0.41

Noninterest-bearing deposits	21,991			20,415
Accrued expenses and other liabilities	1,104			1,141
Total shareholders’ equity	6,953			6,996
Total liabilities and shareholders’ equity	$63,710			$62,008

Net interest income/rate spread (FTE)		$1,244	2.69		$1,306	2.91

FTE adjustment		$2			$2

Impact of net noninterest-bearing sources of funds			0.14			0.17
Net interest margin (as a percentage of average earning assets) (FTE) (a) (b)			2.83%			3.08%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $26 million and $58 million increased the net interest margin by 6 basis points and 14 basis points in the nine months ended September 30, 2013 and 2012, respectively.

(b)	Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 20 basis points in both the nine months ended September 30, 2013 and 2012.

Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Nine Months Ended
	September 30, 2013/September 30, 2012
(in millions)	Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Loans	$(93)	(b)	$34	$(59)	(b)
Investment securities available-for-sale	(23)		2	(21)
Interest-bearing deposits with banks	—		1	1
Total interest income (FTE)	(116)		37	(79)

Interest Expense:
Interest-bearing deposits	(12)		1	(11)
Medium- and long-term debt	2		(8)	(6)
Total interest expense	(10)		(7)	(17)
Net interest income (FTE)	$(106)		$44	$(62)

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Reflected a decrease of $32 million in accretion of the purchase discount on the acquired loan portfolio.
Net interest income was $1.2 billion for the nine months ended September 30, 2013, a decrease of $62 million compared to $1.3 billion for the same period in 2012. The decrease in net interest income in the nine months ended September 30, 2013, compared to the same period in 2012, resulted primarily from a decrease in yields and a $32 million decrease in the accretion of the purchase discount on the acquired loan portfolio, partially offset by an increase in average earning assets and lower funding costs. Average earning assets increased $1.9 billion, or 3 percent, to $58.8 billion for the nine months ended September 30, 2013, compared to $56.9 billion for the same period in 2012. The increase in average earning assets primarily reflected increases of $1.5 billion in average loans and $525 million in average interest-bearing deposits with banks. The net interest margin (FTE) for the nine months ended September 30, 2013 decreased 25 basis points to 2.83 percent, from 3.08 percent for the comparable period in 2012, primarily due to the reasons cited in the quarterly discussion above. Accretion of the purchase discount on the acquired loan portfolio increased the net interest margin by 6 basis points in the nine months ended September 30, 2013, compared to 14 basis points in the same period in 2012, and excess liquidity reduced the net interest margin by approximately 20 basis points for both the nine-month periods ended September 30, 2013 and 2012. Excess liquidity was represented by $4.3 billion and $3.8 billion of average balances deposited with the FRB in first nine months of 2013 and 2012, respectively, included in “interest-bearing deposits with banks” on the consolidated balance sheets. The "Year-to-Date Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table above provides an analysis of net interest income (FTE) for the nine months ended September 30, 2013 and 2012 and details the components of the change in net interest income on a FTE basis for the nine months ended September 30, 2013 compared to the same period in the prior year.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.
Provision for Credit Losses
The provision for credit losses was $8 million and $22 million for the three months ended September 30, 2013, and 2012, respectively, and $37 million and $63 million for the nine months ended September 30, 2013, and 2012, respectively. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. For a discussion of the allowance for loan losses and the methodology used in the determination of the allowance for loan losses, refer to the "Credit Risk" and "Critical Accounting Policies" sections of this financial review. The provision for loan losses was $10 million for the three months ended September 30, 2013, compared to $23 million for the three months ended September 30, 2012, and was $35 million for the nine months ended September 30, 2013, compared to $54 million for the same period in the prior year. Credit quality in the loan portfolio continued to improve in the three- and nine-month periods ended September 30, 2013, compared to the same periods in the prior year, in part reflecting improvements in the U.S. economy. Improvements in credit quality included a decline of $977 million in the Corporation's internal watch list loans from September 30, 2012 to September 30, 2013. Reflected in the decline in watch list loans was a decrease in nonaccrual loans of $228 million. The Corporation's internal watch list is generally consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities.

Net loan charge-offs in the three months ended September 30, 2013 decreased $24 million to $19 million, or 0.18 percent of average total loans, compared to $43 million, or 0.39 percent, for the three months ended September 30, 2012. Net loan charge-offs in the first nine months of 2013 decreased $73 million to $60 million, or 0.18 percent of average total loans, compared to $133 million, or 0.41 percent, for the same period in 2012. The $24 million decrease in net loan charge-offs in the three months ended September 30, 2013, compared to the same period in 2012, and the $73 million decrease in net loan charge-offs in the first nine months of 2013, compared to the same period in 2012, reflected decreases in all geographic markets and across most business lines.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was a benefit of $2 million in the three months ended September 30, 2013, a decrease of $1 million compared to the three months ended September 30, 2012, and was a provision of $2 million for the nine months ended September 30, 2013, a decrease of $7 million compared to $9 million for the comparable period in prior year. The $7 million decrease in the provision for credit losses on lending-related commitments in the first nine months of 2013, compared to the same period in 2012, resulted primarily from the reduction of specific reserves established in 2012 for set aside/bonded stop loss commitments related to residential real estate construction credits in the California market. The reserves for set aside/bonded stop loss commitments were reduced in 2013 as the underlying commitments were funded and simultaneously charged-off against the allowance for loan losses. Lending-related commitment charge-offs were insignificant for the three months ended September 30, 2013 and 2012.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.
Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Customer-driven income:
Service charges on deposit accounts	$53	$53	$161	$162
Fiduciary income	41	39	128	116
Commercial lending fees	28	22	71	71
Letter of credit fees	17	19	49	54
Card fees (a)	20	16	55	48
Foreign exchange income	9	9	27	29
Brokerage fees	5	5	14	14
Other customer-driven income (b)	22	21	66	64
Total customer-driven noninterest income	195	184	571	558
Noncustomer-driven income:
Bank-owned life insurance	12	10	31	30
Net securities gains (losses)	1	—	(1)	11
Other noncustomer-driven income (b)	6	3	21	15
Total noninterest income	$214	$197	$622	$614

(a)
In the third quarter 2013, the Corporation reclassified PIN-based interchange and certain other similar fees to "card fees" from "other noninterest income." Prior period amounts reclassified to conform to current presentation were $5 million each for second and first quarter 2013, and $4 million, $5 million and $4 million for the third, second and first quarters 2012, respectively. In addition, $5 million was reclassified for fourth quarter 2012.

(b)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income was $214 million for the three months ended September 30, 2013, an increase of $17 million compared to $197 million for the same period in 2012. Commercial lending fees increased $6 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to an increase in syndication agent fees. Card fees increased $4 million, primarily reflecting volume-driven increases in commercial charge card and debit card interchange revenue. Other noninterest income increased $4 million, primarily from a $7 million increase in income from principal investing and warrants, partially offset by a $3 million decrease in deferred compensation asset returns in the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The decrease in deferred compensation asset returns in noninterest income is offset by an decrease in deferred compensation plan expense in noninterest expenses.
Noninterest income was $622 million for the nine months ended September 30, 2013, an increase of $8 million compared to $614 million for the same period in 2012. Fiduciary income increased $12 million, primarily reflecting an increase in personal trust fees, largely driven by an increase in the volume of fiduciary services sold and increases in market value. In addition, card fees increased $7 million, primarily for the same reasons described in the quarterly discussion above. Net securities gains (losses) decreased $12 million, primarily reflecting an $11 million decrease in gains from the redemption of auction-rate securities in the nine months ended September 30, 2013, compared to the same period in 2012.

The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Other noninterest income:
Other customer-driven income:
Investment banking fees	$5	$6	$15	$15
Customer derivative income	8	6	19	17
Insurance commissions	3	3	10	10
All other customer-driven income	6	6	22	22
Total other customer-driven income	22	21	66	64
Other noncustomer-driven income:
Securities trading income	3	5	11	14
Deferred compensation asset returns (a)	—	3	7	5
Income from principal investing and warrants	8	1	12	6
Amortization of low income housing investments	(14)	(15)	(41)	(43)
All other noncustomer-driven income	9	9	32	33
Total other noncustomer-driven income	6	3	21	15
Total other noninterest income	$28	$24	$87	$79

(a)
Compensation deferred by the Corporation's officers is invested based on investment selections of the officers. Income earned on these assets is reported in noninterest income and the offsetting increase in liability is reported in salaries expense.

Noninterest Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Salaries	$196	$192	$566	$582
Employee benefits	59	61	185	181
Total salaries and employee benefits	255	253	751	763
Net occupancy expense	41	40	119	121
Equipment expense	15	17	45	50
Outside processing fee expense	31	27	89	79
Software expense	22	23	66	67
Merger and restructuring charges	—	25	—	33
FDIC insurance expense	9	9	26	29
Advertising expense	6	7	18	21
Other real estate expense	1	2	3	6
Other noninterest expenses	37	46	132	161
Total noninterest expenses	$417	$449	$1,249	$1,330
Noninterest expenses were $417 million for the three months ended September 30, 2013, a decrease of $32 million compared to $449 million for the three months ended September 30, 2012. There were no merger and restructuring charges in the three months ended September 30, 2013, compared to $25 million in the same period in 2012. Other noninterest expenses decreased $9 million, primarily reflecting a $12 million decrease in legal and litigation-related expenses, partially offset by the impact of $6 million of large gains recognized on the sale of assets included in other noninterest expenses in the third quarter 2012. Salaries expense increased $4 million in the three months ended September 30, 2013, compared to the same period in the prior year, primarily due to a year-to-date adjustment to senior officer incentive compensation in the three months ended September 30, 2013, based on favorable performance relative to peers, and an increase in business unit incentives, partially offset by a $3 million decrease in deferred compensation plan expense. Outside processing fee expense increased $4 million in the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to increased activity tied to fee-based revenue growth, transactional costs related to increased volume and outsourcing of certain operational functions.
Noninterest expenses were $1.2 billion for the nine months ended September 30, 2013, a decrease of $81 million compared to $1.3 billion for the nine months ended September 30, 2012. There were no merger and restructuring charges in the nine months ended September 30, 2013, compared to $33 million in the same period in 2012. Other noninterest expenses decreased $29 million, primarily reflecting a $31 million decrease in legal and litigation-related expenses, as well as small decreases in several other categories of other noninterest expense, partially offset by the impact of $8 million of large gains recognized on the sale of assets in the nine months ended September 30, 2012, and a $5 million loss on the sale of other foreclosed assets in the nine months ended September 30, 2013. Salaries expense decreased $16 million, primarily reflecting a decrease in executive incentive compensation and reduced staffing levels, partially offset by an increase in business unit incentives. Employee benefits expense increased $4 million, primarily due to an increase in pension expense, and outside processing fee expense increased $10 million in the nine months ended September 30, 2013, compared to the same period in the prior year, primarily for the same reasons cited in the quarterly discussion above.
Provision for Income Taxes
The provision for income taxes was $54 million for the three months ended September 30, 2013, compared to $36 million for the same period in 2012. The $18 million increase in the provision for income taxes in the three months ended September 30, 2013, compared to the same period in 2012, was primarily due to an increase in pretax income during the same period, partially offset by a $4 million benefit related to an interest refund received from the Internal Revenue Service in the third quarter 2012. The provision for income taxes for the nine months ended September 30, 2013 was $154 million, compared to $134 million for the same period in 2012. The $20 million increase in the provision for income taxes in the nine months ended September 30, 2013, compared to the same period in 2012, was primarily due to the reasons cited in the quarterly discussion above.

STRATEGIC LINES OF BUSINESS
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
In the first quarter 2013, the Corporation changed the method of assigning the allowance for loan losses to each segment. In 2012, national probability of default and loss given default statistics were incorporated into the Corporation's allowance methodology. Each segment was assigned an allowance for loan losses based on market-specific standard reserve factors applied to the loans in each segment, and the difference between the total allowance required on a national basis and the market-specific allowances was allocated based on the relative loan balances in each segment. Effective first quarter 2013, each segment is assigned an allowance for loan losses by applying national standard reserve factors to the loan balances in each segment by risk rating distribution. For comparability purposes, amounts in all periods are based on segments and methodologies in effect at September 30, 2013. Also in the first quarter 2013, the Corporation changed the method of allocating to the segments certain noninterest income and expense associated with commercial charge cards. The change did not have a material impact on segment operating results. For further information regarding the Corporation's segment methodologies, refer to page F-13 of the Corporation's 2012 Annual Report.
Business Segments
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes discontinued operations and items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business segments for the nine months ended September 30, 2013 and 2012.
The following table presents net income (loss) by business segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2013		2012
Business Bank	$615	87%	$617	87%
Retail Bank	27	4	42	6
Wealth Management	64	9	51	7
	706	100%	710	100%
Finance	(284)		(280)
Other (a)	2		(39)
Total	$424		$391
(a)    Includes items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $615 million for the nine months ended September 30, 2013 decreased $2 million, compared to $617 million for the nine months ended September 30, 2012. Net interest income (FTE) of $1.1 billion decreased $16 million in the nine months ended September 30, 2013, primarily due to lower loan yields and a $20 million decrease in accretion of the purchase discount on the acquired loan portfolio, partially offset by the benefit provided by an increase of $1.4 billion in average loans, a decrease in net funds transfer pricing (FTP) charges and lower deposit rates. Average deposits increased $1.5 billion in the nine months ended September 30, 2013, compared to the same period in the prior year. The provision for credit losses increased $1 million, to $29 million for the nine months ended September 30, 2013, compared to the same period in the prior year, primarily due to first quarter 2013 enhancements to the approach utilized to determine the allowance for loan losses and loan growth, largely offset by improvements in credit quality. Net credit-related charge-offs of $37 million decreased $44 million in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily reflecting decreases in Commercial Real Estate and general Middle Market. Noninterest income of $246 million for the nine months ended September 30, 2013 increased $6 million from the comparable period in the prior year, primarily due to an increase in principal investing and warrant income ($6 million). Noninterest expenses of $446 million for the nine months ended September 30, 2013 decreased $7 million compared to the same period in the prior year, primarily due to small decreases in several other noninterest expense categories, partially offset by a write-down of other foreclosed assets in the nine months ended September 30, 2013 ($5 million), and the impact of large gains recognized on the sale of assets in the nine months ended September 30, 2012 ($5 million) .
Net income for the Retail Bank of $27 million for the nine months ended September 30, 2013 decreased $15 million, compared to $42 million for the nine months ended September 30, 2012. Net interest income (FTE) of $460 million decreased

$31 million in the nine months ended September 30, 2013, primarily due to an $11 million decrease in accretion of the purchase discount on the acquired loan portfolio, a decrease in net FTP credits, lower loan yields and a $48 million decrease in average loans, partially offset by lower deposit rates. Average deposits increased $656 million. The provision for credit losses of $21 million for the nine months ended September 30, 2013 increased $5 million from the comparable period in the prior year, primarily reflecting an increase in Small Business. Net credit-related charge-offs of $18 million for the nine months ended September 30, 2013 decreased $16 million compared to the nine months ended September 30, 2012, primarily reflecting decreases in Small Business and Retail Banking in the three primary geographic markets. Noninterest income of $132 million for the nine months ended September 30, 2013 increased $1 million compared to the nine months ended September 30, 2012, primarily reflecting an increase in card fees ($4 million), primarily due to the change in the method of allocating commercial card income as discussed above, partially offset by a decrease in service charges on deposit accounts ($3 million). Noninterest expenses of $530 million for the nine months ended September 30, 2013 decreased $13 million from the comparable period in the prior year, primarily due to decreases in FDIC deposit insurance expense ($4 million), corporate overhead expense ($3 million) and small decreases in several other noninterest expense categories.
Wealth Management's net income of $64 million for the nine months ended September 30, 2013 increased $13 million, compared to $51 million for the nine months ended September 30, 2012. Net interest income (FTE) of $138 million for the nine months ended September 30, 2013 decreased $2 million compared to the nine months ended September 30, 2012, primarily due to lower loan yields, partially offset by the benefits provided by a $104 million increase in average loans and an $82 million increase in average deposits. The provision for credit losses was a benefit of $8 million for the nine months ended September 30, 2013, a decrease of $26 million compared to the nine months ended September 30, 2012, primarily due to improvements in credit quality. Net credit-related charge-offs were $5 million for the nine months ended September 30, 2013, compared to $18 million for the nine months ended September 30, 2012. Noninterest income of $191 million decreased $2 million from the comparable period in the prior year, primarily reflecting a decrease in net securities gains ($11 million) from the redemption of auction-rate securities, partially offset by an increase in fiduciary income ($8 million). Noninterest expenses of $238 million for the nine months ended September 30, 2013 increased $2 million from the nine months ended September 30, 2012.
The net loss in the Finance segment was $284 million for the nine months ended September 30, 2013, compared to a net loss of $280 million for the nine months ended September 30, 2012. Net interest expense (FTE) of $492 million for the nine months ended September 30, 2013 increased $9 million, compared to the nine months ended September 30, 2012, reflecting a $19 million decrease in interest earned on mortgage-backed investment securities. Noninterest income of $47 million for the nine months ended September 30, 2013 increased $3 million compared to the nine months ended September 30, 2012. Noninterest expenses of $7 million for the nine months ended September 30, 2013 decreased $1 million from the comparable period in the prior year.
Net income in the Other category of $2 million for the nine months ended September 30, 2013 increased $41 million, compared to a net loss of $39 million for the nine months ended September 30, 2012. The increase in net income primarily reflected a $62 million decrease in noninterest expenses, primarily due to decreases in merger and restructuring costs ($33 million) and litigation-related expenses ($20 million).
Market Segments
Market segment results are provided for the Corporation's three largest geographic markets: Michigan, California and Texas. In addition to the three largest geographic markets, Other Markets is also reported as a market segment. The Finance & Other category includes the Finance segment and the Other category as previously described in the "Business Segments" section of this financial review. Note 13 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the nine months ended September 30, 2013 and 2012.
The following table presents net income (loss) by market segment.

	Nine Months Ended September 30,
(dollar amounts in millions)	2013		2012
Michigan	$229	32%	$231	32%
California	192	27	197	28
Texas	124	18	135	19
Other Markets	161	23	147	21
	706	100%	710	100%
Finance & Other (a)	(282)		(319)
Total	$424		$391
(a)    Includes items not directly associated with the market segments.
The Michigan market's net income of $229 million for the nine months ended September 30, 2013 decreased $2 million, compared to $231 million for the nine months ended September 30, 2012. Net interest income (FTE) of $564 million for the nine months ended September 30, 2013 decreased $21 million from the comparable period in the prior year, primarily due to lower loan yields and the impact of a $179 million decrease in average loans, partially offset by lower deposit rates and a decrease in net FTP charges. Average deposits increased $871 million. The provision for credit losses was a benefit of $19 million for the nine months ended September 30, 2013, a decrease of $12 million compared to the same period in the prior year, primarily due to improvements in credit quality and lower loan balances. Net credit-related charge-offs of $10 million for the nine months ended September 30, 2013 decreased $30 million from the comparable period in the prior year, primarily reflecting decreases in Commercial Real Estate and Middle Market. Noninterest income of $268 million for the nine months ended September 30, 2013 decreased $21 million from the comparable period in 2012, primarily due to a decrease in card fees ($14 million), due to the change in the method of allocating commercial card income as discussed above, and small decreases in several other noninterest income categories, partially offset by an increase in fiduciary income ($3 million). Noninterest expenses of $496 million in the nine months ended September 30, 2013 decreased $31 million from the comparable period in the prior year, primarily due to a decrease in corporate overhead expense ($5 million) and small decreases in most noninterest expense categories.
The California market's net income of $192 million decreased $5 million in the nine months ended September 30, 2013, compared to $197 million for the nine months ended September 30, 2012. Net interest income (FTE) of $516 million for the nine months ended September 30, 2013 increased $2 million from the comparable period in the prior year, primarily due to the benefit provided by a $1.3 billion increase in average loans, lower deposit rates and a decrease in net FTP charges, reflecting the benefit provided by a $262 million increase in average deposits, partially offset by lower loan yields. The provision for credit losses of $25 million in the nine months ended September 30, 2013 increased $16 million from the comparable period in the prior year, primarily due to loan growth and first quarter 2013 enhancements to the approach utilized to determine the allowance for loan losses. Net credit-related charge-offs of $30 million in the nine months ended September 30, 2013 decreased $4 million compared to the nine months ended September 30, 2012, primarily reflecting decreases in Small Business and general Middle Market, partially offset by increases in Technology and Life Sciences and Corporate Banking. Noninterest income of $113 million for the nine months ended September 30, 2013 increased $12 million from the comparable period in prior year, primarily due to an increase in card fees ($8 million), due to the change in the method of allocating commercial card income as discussed above, and principal investing and warrant income ($4 million). Noninterest expenses of $298 million in the nine months ended September 30, 2013 increased $4 million from the comparable period in the prior year, primarily due to a a write-down of other foreclosed assets in the nine months ended September 30, 2013 ($5 million).
The Texas market's net income decreased $11 million to $124 million for the nine months ended September 30, 2013, compared to $135 million for the nine months ended September 30, 2012. Net interest income (FTE) of $394 million for the nine months ended September 30, 2013 decreased $35 million from the comparable period in the prior year, primarily due to a $32 million decrease in accretion of the purchase discount on the acquired loan portfolio and lower loan yields, partially offset by the benefit provided by a $602 million increase in average loans. Average deposits increased $31 million in the nine months ended September 30, 2013, compared to the same period in the prior year. The provision for credit losses of $31 million for the nine months ended September 30, 2013 decreased $12 million from the comparable period in the prior year, primarily reflecting improvements in credit quality. Net credit-related charge-offs of $7 million for the nine months ended September 30, 2013 decreased $10 million from the comparable period in the prior year, primarily reflecting decreases in Commercial Real Estate and general Middle Market. Noninterest income of $100 million for the nine months ended September 30, 2013 increased $7 million from the comparable period in the prior year, primarily due to an increase in card fees ($5 million), due to the change in the method of allocating commercial card income as discussed above. Noninterest expenses of $272 million for the nine months ended September 30, 2013 increased $1 million from the nine months ended September 30, 2012.
Net income in Other Markets of $161 million for the nine months ended September 30, 2013 increased $14 million compared to $147 million for the nine months ended September 30, 2012. Net interest income (FTE) of $239 million for the nine months ended September 30, 2013 increased $5 million from the comparable period in the prior year, primarily due to an increase in net FTP credits, primarily the result of the benefits provided by an increase of $1.1 billion in average deposits, partially offset by the impact of a $189 million decrease in average loans and lower loan yields. The provision for credit losses decreased $12 million in the nine months ended September 30, 2013, compared to the same period in the prior year, primarily reflecting improvements in credit quality and lower loan balances. Net credit-related charge-offs of $13 million for the nine months ended September 30, 2013 decreased $29 million from the comparable period in the prior year, primarily reflecting decreases in Private Banking and Commercial Real Estate. Noninterest income of $88 million for the nine months ended September 30, 2013 increased $7 million from the comparable period in the prior year, reflecting increases in card fees ($8 million), in part due to the change in the method of allocating commercial card income as discussed above, fiduciary income ($5 million) and small increases in several other noninterest income categories, partially offset by a decrease in net securities gains ($11 million) from the redemption of auction-rate securities. Noninterest expenses of $148 million for the nine months ended September 30, 2013 increased $8 million compared to prior year due to an increase in outside processing fees ($5 million) and small increases in several noninterest expense categories.
The net loss for the Finance & Other category of $282 million in the nine months ended September 30, 2013 decreased $37 million compared to the nine months ended September 30, 2012. For further information, refer to the Finance segment and Other category discussions under the "Business Segments" subheading above.

The following table lists the Corporation's banking centers by geographic market segment.

	September 30,
	2013	2012
Michigan	215	216
Texas	136	140
California	105	105
Other Markets:
Arizona	18	18
Florida	9	10
Canada	1	1
Total Other Markets	28	29
Total	484	490

FINANCIAL CONDITION
Total assets were $64.7 billion at September 30, 2013, a decrease of $399 million from $65.1 billion at December 31, 2012, primarily reflecting decreases of $1.9 billion in total loans, $809 million in investment securities available-for-sale and $226 million in accrued income and other assets, partially offset by a $2.7 billion increase in interest-bearing deposits with banks. On an average basis, total assets decreased $597 million to $63.7 billion in the third quarter 2013, compared to $64.3 billion in the fourth quarter 2012, resulting primarily from decreases of $870 million in average investment securities available-for-sale and $242 million in accrued income and other assets, partially offset by a $523 million increase in average interest-bearing deposits with banks.
The following tables provide information about the change in the Corporation's average loan portfolio in the third quarter 2013, compared to the fourth quarter 2012.

	Three Months Ended			Percent Change
(dollar amounts in millions)	September 30, 2013	December 31, 2012	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$9,970	$9,643	$327	3%
National Dealer Services	3,423	3,141	282	9
Energy	2,870	2,816	54	2
Technology and Life Sciences	1,896	1,776	120	7
Environmental Services	736	678	58	9
Entertainment	573	637	(64)	(10)
Total Middle Market	19,468	18,691	777	4
Corporate Banking	3,161	3,354	(193)	(6)
Mortgage Banker Finance	1,605	2,094	(489)	(23)
Commercial Real Estate	764	741	23	3
Total Business Bank commercial loans	24,998	24,880	118	—
Total Retail Bank commercial loans	1,383	1,200	183	15
Total Wealth Management commercial loans	1,378	1,382	(4)	—
Total commercial loans	27,759	27,462	297	1
Real estate construction loans	1,522	1,299	223	17
Commercial mortgage loans	8,943	9,519	(576)	(6)
Lease financing	839	839	—	—
International loans	1,252	1,314	(62)	(5)
Residential mortgage loans	1,642	1,525	117	8
Consumer loans	2,137	2,161	(24)	(1)
Total loans	$44,094	$44,119	$(25)	—%
Average Loans By Geographic Market:
Michigan	$13,276	$13,415	$(139)	(1)%
California	14,002	13,275	727	5
Texas	9,942	9,818	124	1
Other Markets	6,874	7,611	(737)	(10)
Total loans	$44,094	$44,119	$(25)	—%
Average loans for the three months ended September 30, 2013 decreased $25 million, compared to the three months ended December 31, 2012, reflecting an increase of $297 million, or 1 percent in average commercial loans, partially offset by a decrease of $353 million, or 3 percent, in combined commercial mortgage and real estate construction loans. The $297 million increase in average commercial loans primarily reflected an increase in Middle Market ($777 million), partially offset by decreases in Mortgage Banker Finance ($489 million) and Corporate Banking ($193 million). The decline in Mortgage Banker Finance, which provides mortgage warehousing lines, primarily reflected a decline in residential mortgage refinancing activity. The increase in Middle Market primarily reflected increases in general Middle Market ($327 million), National Dealer Services ($282 million) and Technology and Life Sciences ($120 million). In general, Middle Market serves customers with annual revenue between $20 million and $500 million; while Corporate serves customers with revenue over $500 million. Changes in average total loans by geographic market is provided in the table above.
Investment securities available-for-sale decreased $809 million to $9.5 billion at September 30, 2013, from $10.3 billion at December 31, 2012, and decreased $870 million, on an average basis, in the third quarter 2013, compared to the fourth quarter 2012. The decreases primarily reflected a slowing of the pace of purchases replacing paydowns on residential mortgage-backed investment securities in the second and third quarters of 2013 as well as a decline in fair value, primarily due to the rise in long term interest rates in the second quarter of 2013. Unrealized gains (losses) on investment securities available-for-sale declined $270 million to an unrealized loss of $34 million at September 30, 2013, compared to an unrealized gain of $236 million at December 31, 2012. On an average basis, unrealized gains (losses) declined $303 million in the third quarter 2013, compared to the fourth quarter 2012.
Total liabilities decreased $426 million to $57.7 billion at September 30, 2013, compared to $58.1 billion at December 31, 2012, primarily due to a decrease of $1.2 billion in medium- and long-term debt, partially offset by an increase of $617 million in noninterest-bearing deposits. On an average basis, total liabilities decreased $458 million in the third quarter 2013, compared to the fourth quarter 2012, primarily due to decreases of $1.1 billion in medium- and long-term debt and $379 million in noninterest-bearing deposits, partially offset by an increase of $962 million in interest-bearing deposits. The decrease in medium- and long-term debt primarily reflected the May 2013 maturity of $1 billion of Federal Home Loan Bank advances. The decrease in average noninterest-bearing deposits primarily reflected a decrease in general Middle Market ($522 million), largely due to a decline in the Financial Services Division ($570 million), which provides services to title and escrow companies. The increase in average interest-bearing deposits primarily reflected an increase of $1.1 billion in money market and interest-bearing checking deposits, partially offset by a $250 million decrease in customer certificates of deposit. By geographic market, the increase in average total deposits of $583 million from the fourth quarter 2012 to the third quarter 2013 primarily reflected increases in Other Markets ($519 million), Texas ($489 million) and Michigan ($447 million), partially offset by a decrease in the California market ($890 million). The decrease in the California market primarily reflected decreases in general Middle Market (primarily in the Financial Services Division) and Technology and Life Sciences, partially offset by an increase in Commercial Real Estate.
Capital
Total shareholders' equity increased $27 million to $7.0 billion at September 30, 2013, compared to December 31, 2012. The increase in total shareholders' equity included a $128 million increase in accumulated other comprehensive loss, primarily reflecting a temporary unrealized loss on investment securities available-for-sale of $171 million, net of tax, largely due to the impact of a rise in long-term interest rates on the fair value of mortgage-backed investment securities. The following table presents a summary of changes in total shareholders' equity in the nine months ended September 30, 2013.

(in millions)
Balance at January 1, 2013		$6,942
Net income		424
Cash dividends declared on common stock		(95)
Purchase of common stock		(218)
Other comprehensive income (loss):
Investment securities available-for-sale	$(171)
Defined benefit and other postretirement plans	43
Total other comprehensive loss		(128)
Issuance of common stock under employee stock plans		17
Share-based compensation		27
Balance at September 30, 2013		$6,969
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

The following table summarizes the Corporation's repurchase activity during the nine months ended September 30, 2013.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2013	2,090	13,461		2,182	$33.94	$—
Total second quarter 2013	1,910	21,551	(d)	1,913	37.67	—
July 2013	597	20,954		620	41.98	—
August 2013	978	19,976		978	42.10	—
September 2013	139	19,837		139	41.11	—
Total third quarter 2013	1,714	19,837		1,737	41.98	—
Total 2013	5,714	19,837		5,832	$37.56	$—

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 118 thousand shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the nine months ended September 30, 2013. These transactions are not considered part of the Corporation's repurchase program.

(c)	The Corporation made no repurchases of warrants under the repurchase program during the nine months ended September 30, 2013.

(d)	Includes the impact of the additional share repurchase authorization approved by the Board on April 23, 2013.
Risk-based regulatory capital standards are designed to make regulatory capital requirements more sensitive to differences in credit risk profiles among banking institutions and to account for off-balance sheet exposure. Assets and off-balance sheet items are assigned to broad risk categories, each with specified risk-weighting factors. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. As shown in the table below, the Corporation's capital ratios increased from December 31, 2012 to September 30, 2013.
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	September 30, 2013		December 31, 2012
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (a) (b)	$6,863	10.74%	$6,705	10.14%
Tier 1 risk-based (4.00% - minimum) (b)	6,863	10.74	6,705	10.14
Total risk-based (8.00% - minimum) (b)	8,593	13.44	8,695	13.15
Leverage (3.00% - minimum) (b)	6,863	10.88	6,705	10.57
Tangible common equity (a)	6,316	9.87	6,285	9.76

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

(b)	September 30, 2013 capital and ratios are estimated.
In July 2013, U.S. banking regulators issued a final rule for the U.S. adoption of the Basel III regulatory capital framework. The regulatory framework includes a more conservative definition of capital, two new capital buffers - a conservation buffer and a countercyclical buffer, new and more stringent risk weight categories for assets and off-balance sheet items, and a supplemental leverage ratio. As a banking organization subject to the standardized approach, the rules will be effective for the Corporation on January 1, 2015, with certain transition provisions fully phased in on January 1, 2018.
According to the rule, the Corporation will be subject to the capital conservation buffer of 2.5 percent, when fully phased in, to avoid restrictions on capital distributions and discretionary bonuses. However, the rules do not subject the Corporation to the capital countercyclical buffer of up to 2.5 percent or the supplemental leverage ratio. The Corporation estimates the September 30, 2013 Tier 1 and Tier 1 common risk-based ratio would be 10.4 percent if calculated under the final rule, excluding most elements of accumulated other comprehensive income from regulatory capital. The Corporation's September 30, 2013 estimated Tier 1 common and Tier 1 capital ratios exceed the minimum required by the final rule (7 percent and 8.5 percent, respectively, including the fully phased-in capital conservation buffer). For a reconcilement of these non-GAAP financial measures, refer to the "Supplemental Financial Data" section of this financial review.
On October 24, 2013, U.S. banking regulators issued a Notice of Proposed Rulemaking that would implement a quantitative liquidity requirement in the U.S. (the proposed rule) generally consistent with the Liquidity Coverage Ratio (LCR) minimum liquidity measure established under the Basel III liquidity framework. Under the proposed rule, the Corporation would be subject to a modified LCR standard, which requires a financial institution to hold a buffer of high-quality, liquid assets to fully cover net cash outflows under a 21-day systematic liquidity stress scenario. Under the proposal, the LCR rules would be fully phased in on January 1, 2017, with a transition period beginning January 1, 2015. The Corporation is currently evaluating the potential impact of the proposed rule; however, we expect to meet the final requirements adopted by U.S. banking regulators within the required timetable. While the Corporation's liquidity position is currently strong, balance sheet dynamics may vary in the future and as a result the Corporation may decide to consider additional liquidity management initiatives if subject to the modified LCR as currently proposed. The Basel III liquidity framework includes a second minimum liquidity measure, the Net Stable Funding Ratio (NSFR), which requires the amount of available longer-term, stable sources of funding to be at least 100 percent of the required amount of longer-term stable funding over a one-year period. The Basel Committee on Banking Supervision is in the process of reviewing the proposed NSFR standard and evaluating its impact on the banking system. U.S. banking regulators have announced that they expect to issue proposed rulemaking to implement the NFSR in advance of its scheduled global implementation in 2018. While uncertainty exists in the final form and timing of the U.S. rule implementing the NSFR and whether or not the Corporation will be subject to the full requirements, the Corporation is closely monitoring the development of the rule.

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
While the overall credit quality of the loan portfolio continued to improve in the third quarter 2013, ongoing economic uncertainty continued to be a consideration when determining the appropriateness of the allowance for loan losses. Recent economic data provided mixed results. Positive factors included increased personal and real disposable income figures, a decrease in initial unemployment claims in September, an increase in new home sales and better-than-expected manufacturing data. However, consumer spending has been weak to moderate. Federal spending continued to be suppressed as a result of the budget sequester that took effect at the end of March. In addition, the Federal Reserve continued its program of asset purchases through September, signaling ongoing economic uncertainty. The recent federal government shutdown of non-essential services and the showdown over raising the debt ceiling amplified ongoing concerns about fiscal and monetary policy.
The allowance for loan losses was $604 million at September 30, 2013, compared to $629 million at December 31, 2012, a decrease of $25 million, or 4 percent. The decrease resulted primarily from a reduction in specific reserves, the elimination and reductions of certain incremental industry reserves, primarily due to lower levels of gross charge-offs in those industries, and lower loan balances, partially offset by an increase in the allowance for loan losses resulting from the enhancements to the approach utilized for determining standard reserve factors described above and an increase in qualitative factors that indicate overall economic uncertainty. The $25 million decrease in the allowance for loan losses primarily reflected decreased reserves in Commercial Real Estate, Corporate Banking, general Middle Market and Private Banking, partially offset by increased reserves in Technology and Life Sciences and Energy. By market, reserves decreased in Michigan, California and Other Markets and increased in Texas (primarily Energy).
Acquired loans were initially recorded at fair value, which included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses was recorded for these loans at acquisition. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount, either on an individually evaluated basis or based on the pool of acquired loans not deemed credit-impaired at acquisition within each risk rating, as applicable. At September 30, 2013, there was no allowance for loan losses on acquired loans, and $24 million of purchase discount remained, compared to a $3 million allowance for loan losses and $41 million of remaining purchase discount at December 31, 2012.
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
The allowance for credit losses on lending-related commitments was $34 million at September 30, 2013 compared to $32 million at December 31, 2012. The $2 million increase in the allowance for credit losses on lending-related commitments resulted primarily from an increase in reserves for unused commitments to extend credit in the first nine months of 2013. An allowance for credit losses will be recorded on acquired lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. The purchase discount remaining for acquired lending-related commitments was $1 million and $2 million at September 30, 2013 and December 31, 2012, respectively. No allowance was recorded on acquired lending-related commitments at September 30, 2013 and December 31, 2012.
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
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	September 30, 2013	December 31, 2012
Nonaccrual loans:
Business loans:
Commercial	$107	$103
Real estate construction:
Commercial Real Estate business line (a)	24	30
Other business lines (b)	1	3
Total real estate construction	25	33
Commercial mortgage:
Commercial Real Estate business line (a)	67	94
Other business lines (b)	139	181
Total commercial mortgage	206	275
Lease financing	—	3
Total nonaccrual business loans	338	414
Retail loans:
Residential mortgage	63	70
Consumer:
Home equity	34	31
Other consumer	2	4
Total consumer	36	35
Total nonaccrual retail loans	99	105
Total nonaccrual loans	437	519
Reduced-rate loans	22	22
Total nonperforming loans	459	541
Foreclosed property	19	54
Total nonperforming assets	$478	$595
Nonperforming loans as a percentage of total loans	1.04%	1.17%
Nonperforming assets as a percentage of total loans and foreclosed property	1.08	1.29
Allowance for loan losses as a percentage of total nonperforming loans	131	116
Loans past due 90 days or more and still accruing	$25	$23
Loans past due 90 days or more and still accruing as a percentage of total loans	0.06%	0.05%

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Nonperforming assets decreased $117 million to $478 million at September 30, 2013, from $595 million at December 31, 2012. The decrease in nonperforming assets primarily reflected decreases in nonaccrual commercial mortgage loans ($69 million) and foreclosed property ($35 million). Nonperforming assets as a percentage of total loans and foreclosed property was 1.08 percent at September 30, 2013, compared to 1.29 percent at December 31, 2012.
The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	September 30, 2013	June 30, 2013	December 31, 2012
Balance at beginning of period	$449	$494	$665
Loans transferred to nonaccrual (a)	50	37	36
Nonaccrual business loan gross charge-offs (b)	(25)	(25)	(54)
Nonaccrual business loans sold (c)	(17)	(9)	(48)
Payments/other (d)	(20)	(48)	(80)
Balance at end of period	$437	$449	$519
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$25	$25	$54
Performing watch list loans	5	5	—
Retail loans	9	5	6
Total gross loan charge-offs	$39	$35	$60
(c) Analysis of loans sold:
Nonaccrual business loans	$17	$9	$48
Performing watch list loans	31	40	24
Total loans sold	$48	$49	$72
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

There were 9 borrowers with balances greater than $2 million, totaling $50 million, transferred to nonaccrual status in the third quarter 2013, an increase of $13 million when compared to $37 million in the first quarter 2013. Of the transfers to nonaccrual greater than $2 million in the third quarter 2013, $26 million were from Middle Market.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,827	$240	1,609	$277
$2 million - $5 million	24	74	35	112
$5 million - $10 million	9	59	11	82
$10 million - $25 million	5	64	4	48
Total	1,865	$437	1,659	$519

The following table presents a summary of nonaccrual loans at September 30, 2013 and loans transferred to nonaccrual and net loan charge-offs for the three months ended September 30, 2013, based primarily on Standard Industrial Classification (SIC) industry categories.

	September 30, 2013		Three Months Ended September 30, 2013
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Real Estate	$120	28%	$10	21%	$7	32%
Services	71	16	7	13	6	30
Residential Mortgage	63	14	6	12	—	2
Holding & Other Investment Companies	40	9	8	16	4	20
Retail Trade	30	7	—	—	—	2
Manufacturing	20	5	—	—	1	2
Hotels	11	3	—	—	(4)	(23)
Utilities	11	2	—	—	—	—
Wholesale Trade	9	2	—	—	—	1
Contractors	6	1	—	—	(1)	(3)
Natural Resources	20	5	13	27	—	2
Finance	1	—	—	—	(2)	(8)
Transportation & Warehousing	1	—	—	—	(1)	(5)
Other (b)	34	8	6	11	9	48
Total	$437	100%	$50	100%	$19	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
The following table presents a summary of TDRs at September 30, 2013 and December 31, 2012.

(in millions)	September 30, 2013	December 31, 2012
Nonperforming TDRs:
Nonaccrual TDRs	$123	$118
Reduced-rate TDRs	22	22
Total nonperforming TDRs	145	140
Performing TDRs (a)	60	92
Total TDRs	$205	$232

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
Performing TDRs included $43 million of commercial mortgage loans (primarily in the Commercial Real Estate and Small Business Banking business lines) and $17 million of commercial loans (primarily in the Middle Market and Small Business Banking business lines) at September 30, 2013.
Loans past due 90 days or more and still accruing are summarized in the following table.

(in millions)	September 30, 2013	December 31, 2012
Business loans:
Commercial	$12	$5
Real estate construction	3	—
Commercial mortgage	3	8
International	—	3
Total business loans	18	16
Retail loans:
Residential mortgage	3	2
Other consumer	4	5
Total retail loans	7	7
Total loans past due 90 days or more and still accruing	$25	$23
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 30-89 days increased $16 million to $174 million at September 30, 2013, compared to $158 million at December 31, 2012.

The following table presents a summary of total internal watch list loans. Watch list loans with balances of $2 million or more on nonaccrual status or whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans.

(dollar amounts in millions)	September 30, 2013	June 30, 2013	December 31, 2012
Total watch list loans	$2,676	$2,886	$3,088
As a percentage of total loans	6.1%	6.5%	6.7%
The following table presents a summary of foreclosed property by property type.

(in millions)	September 30, 2013	June 30, 2013	December 31, 2012
Construction, land development and other land	$7	$8	$16
Single family residential properties	8	9	19
Other non-land, nonresidential properties	4	9	12
Other assets	—	$3	7
Total foreclosed property	$19	$29	$54
At September 30, 2013, foreclosed property totaled $19 million and consisted of approximately 94 properties, compared to $54 million and approximately 149 properties at December 31, 2012.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	September 30, 2013	June 30, 2013	December 31, 2012
Balance at beginning of period	$29	$40	$63
Acquired in foreclosure	2	4	11
Write-downs	(1)	(7)	(3)
Foreclosed property sold (a)	(11)	(8)	(17)
Balance at end of period	$19	$29	$54
(a) Net gain on foreclosed property sold	$—	$3	$4
At September 30, 2013, there were no foreclosed properties with carrying values greater than $2 million, compared to 6 foreclosed properties totaling $27 million at December 31, 2012.
For further information regarding the Corporation's nonperforming assets policies and impaired loans, refer to Note 1 and Note 4 to the consolidated financial statements.
Commercial and Residential Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	September 30, 2013	December 31, 2012
Real estate construction loans:
Commercial Real Estate business line (a)	$1,283	$1,049
Other business lines (b)	269	191
Total real estate construction loans	$1,552	$1,240
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,592	$1,873
Other business lines (b)	7,193	7,599
Total commercial mortgage loans	$8,785	$9,472

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $10.3 billion at September 30, 2013, of which $2.9 billion, or 28 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers. The remaining $7.4 billion, or 72 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio totaled $1.6 billion at September 30, 2013. The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Of the $1.3 billion of real estate construction loans in the Commercial Real Estate business line, $24 million were on nonaccrual status at September 30, 2013 and net recoveries were $1 million for the nine months ended September 30, 2013. In other business lines, $1 million of real estate construction loans were on nonaccrual status at September 30, 2013.
The commercial mortgage loan portfolio totaled $8.7 billion at September 30, 2013 and included $1.6 billion in the Commercial Real Estate business line and $7.1 billion in other business lines. Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $1.6 billion of commercial mortgage loans in the Commercial Real Estate business line, $67 million were on nonaccrual status at September 30, 2013. Commercial mortgage loan net charge-offs in the Commercial Real Estate business line were $7 million for the nine months ended September 30, 2013. In other business lines, $139 million of commercial mortgage loans were on nonaccrual status at September 30, 2013, and net charge-offs were $9 million for the nine months ended September 30, 2013.
The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

	September 30, 2013
	Location of Property							December 31, 2012
(dollar amounts in millions) Project Type:	California	Michigan	Texas	Florida	Other	Total	% of Total	Total	% of Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$118	$8	$24	$—	$15	$165	13%	$156	15%
Land development	64	2	2	—	—	68	5	44	4
Total residential	182	10	26	—	15	233	18	200	19
Other construction:
Multi-family	309	—	292	18	38	657	52	406	39
Retail	46	4	88	1	—	139	11	182	17
Office	105	—	18	—	9	132	10	121	12
Commercial	17	1	24	—	—	42	3	40	4
Multi-use	—	8	2	—	4	14	1	43	4
Land development	3	—	5	—	—	8	1	25	2
Other	6	11	—	2	25	44	3	6	1
Other real estate construction loans (a)	—	—	14	—	—	14	1	26	2
Total	$668	$34	$469	$21	$91	$1,283	100%	$1,049	100%
Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Land carry	$70	$24	$25	$13	$13	$145	9%	$143	8%
Single family	23	2	4	3	1	33	2	48	2
Total residential	93	26	29	16	14	178	11	191	10
Other commercial mortgage:
Multi-family	185	33	81	70	3	372	22	376	20
Retail	96	98	51	22	28	295	19	368	20
Office	93	34	36	—	8	171	11	193	10
Commercial	80	25	13	1	23	142	9	167	9
Multi-use	103	7	—	—	10	120	8	161	9
Land carry	39	7	14	7	5	72	5	122	6
Other	52	2	27	—	4	85	5	69	4
Other commercial mortgage loans (a)	19	1	135	2	—	157	10	226	12
Total	$760	$233	$386	$118	$95	$1,592	100%	$1,873	100%

(a)	Acquired loans for which complete information related to project type is not available.

The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	September 30, 2013				December 31, 2012
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$428	26%	$818	54%	$433	28%	$871	57%
California	658	40	420	28	523	35	404	26
Texas	330	20	222	15	320	21	212	14
Other Markets	234	14	41	3	251	16	50	3
Total	$1,650	100%	$1,501	100%	$1,527	100%	$1,537	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.2 billion at September 30, 2013. Residential mortgages totaled $1.7 billion at September 30, 2013, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.7 billion of residential mortgage loans outstanding, $63 million were on nonaccrual status at September 30, 2013. The home equity portfolio totaled $1.5 billion at September 30, 2013, of which $1.4 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $114 million were closed-end home equity loans. Of the $1.5 billion of home equity loans outstanding, $34 million were on nonaccrual status at September 30, 2013. A majority of the home equity portfolio was secured by junior liens at September 30, 2013. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. Such loans are charged off to current appraised values less costs to sell no later than 180 days past due.
Shared National Credits
Shared National Credit (SNC) loans are facilities greater than $20 million shared by three or more federally supervised financial institutions that are reviewed annually by regulatory authorities at the agent bank level. The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans (approximately 870 borrowers at September 30, 2013) were $9.2 billion and $9.4 billion at September 30, 2013 and December 31, 2012, respectively. Comerica Bank (the Bank) was the agent for $1.6 billion of the SNC loans outstanding at both September 30, 2013 and December 31, 2012. SNC net loan charge-offs totaled zero and $8 million for the three- and nine-month periods ended September 30, 2013, respectively, compared to $2 million and $20 million for the three- and nine-month periods ended September 30, 2012, respectively. Nonaccrual SNC loans decreased $13 million to $11 million at September 30, 2013, compared to $24 million at December 31, 2012. SNC loans, diversified by both business line and geographic market, comprised approximately 20 percent of total loans at both September 30, 2013 and December 31, 2012. SNC loans are held to the same credit underwriting and pricing standards as the remainder of the loan portfolio.
Energy Lending
The Corporation has a portfolio of energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies. Loans in the Middle Market - Energy business line were $2.8 billion and $3.0 billion at September 30, 2013 and December 31, 2012, respectively, or approximately 6 percent of total loans each period. Nonaccrual Middle Market - Energy loans totaled $1 million and $3 million at September 30, 2013 and December 31, 2012, respectively. Middle Market - Energy net loan charge-offs were zero for both the three-month periods ended September 30, 2013 and 2012 and totaled $2 million for both the nine-month periods ended September 30, 2013 and 2012. Energy loans are diverse in nature, with outstanding balances by customer market segment distributed approximately as follows at September 30, 2013: 72 percent exploration and production (comprised of approximately 49 percent oil, 29 percent mixed and 22 percent natural gas), 13 percent midstream and 15 percent energy services.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $2.9 billion at September 30, 2013, a decrease of $94 million compared to December 31, 2012. At September 30, 2013, other loans to automotive dealers in the National Dealer Services business line totaled $2.0 billion, including $1.4 billion of owner-occupied commercial real estate mortgage loans, compared to $2.2 billion of other loans to automotive dealers in the National Dealer Service line, including $1.5 billion of owner-occupied commercial real estate mortgage loans, at December 31, 2012. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.2 billion at both September 30, 2013 and December 31, 2012.

State and Local Municipalities
In the normal course of business, the Corporation serves the needs of state and local municipalities in multiple capacities, including traditional banking products such as deposit services, loans and letters of credit, investment banking services such as bond underwriting and private placements, and by investing in municipal securities.
The following table summarizes the Corporation's direct exposure to state and local municipalities as of September 30, 2013 and December 31, 2012.

(in millions)	September 30, 2013	December 31, 2012
Loans outstanding	$52	$53
Lease financing	339	359
Investment securities available-for-sale	25	23
Trading account securities	2	19
Standby letters of credit	98	108
Unused commitments to extend credit	13	24
Total direct exposure to state and local municipalities	$529	$586
Indirect exposure comprised $114 million in auction-rate preferred securities collateralized by municipal securities at September 30, 2013, compared to $127 million at December 31, 2012. Additionally, the Corporation is exposed to Automated Clearing House (ACH) transaction risk for those municipalities utilizing this electronic payment and/or deposit method and similar products in their cash flow management. The Corporation sets limits on ACH activity during the underwriting process.
Extensions of credit to state and local municipalities are subjected to the same underwriting standards as other business loans. At both September 30, 2013 and December 31, 2012, all outstanding municipal loans and leases were performing according to contractual terms, and one municipal lease was included in the Corporation's internal watch list. Municipal leases are secured by the underlying equipment, and a substantial majority of the leases are fully defeased with AAA-rated U.S. government securities. Substantially all municipal investment securities available-for sale are auction-rate securities. All auction-rate securities are reviewed quarterly for other-than-temporary impairment. All auction-rate municipal securities were rated investment grade, and all auction-rate preferred securities collateralized by municipal securities were rated investment grade and were adequately collateralized at both September 30, 2013 and December 31, 2012. Municipal securities are held in the trading account for resale to customers. In addition, Comerica Securities, a broker-dealer subsidiary of the Bank, underwrites bonds issued by municipalities. All bonds underwritten by Comerica Securities are sold to third party investors.
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

The Corporation does not hold any sovereign exposure to Europe. The Corporation's international strategy as it pertains to Europe is to focus on European companies doing business in North America, with an emphasis on the Corporation's primary geographic markets. The following table summarizes cross-border exposure to entities domiciled in European countries at September 30, 2013 and December 31, 2012.

	Outstanding (a)
(in millions)	Commercial and Industrial	Banks and Other Financial Institutions	Total Outstanding	Unfunded Commitments and Guarantees	Total Exposure
September 30, 2013
United Kingdom	$75	$4	$79	$166	$245
Netherlands	64	—	64	83	147
Germany	4	4	8	49	57
Ireland	—	—	—	30	30
Luxembourg	3	—	3	17	20
Belgium	2	—	2	18	20
Switzerland	3	13	16	3	19
Sweden	5	—	5	14	19
Italy	5	1	6	6	12
France	—	2	2	1	3
Poland	—	2	2	—	2
Spain	2	—	2	—	2
Total Europe	$163	$26	$189	$387	$576
December 31, 2012
United Kingdom	$110	$10	$120	$149	$269
Netherlands	61	—	61	72	133
Germany	2	3	5	49	54
Ireland	18	—	18	12	30
Switzerland	13	7	20	2	22
Luxembourg	1	—	1	19	20
Sweden	9	—	9	10	19
Belgium	2	—	2	15	17
Italy	6	1	7	—	7
Spain	2	—	2	—	2
France	—	3	3	—	3
Total Europe	$224	$24	$248	$328	$576

(a)	Includes funded loans, bankers acceptances and net counterparty derivative exposure.

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

Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation's core business activities of extending loans and accepting deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 85 percent of the Corporation's loans were floating at September 30, 2013, of which approximately 75 percent were based on LIBOR and 25 percent were based on Prime. This creates a natural imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. The result is that growth and/or contraction in the Corporation's core businesses may lead to sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
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
The table below, as of September 30, 2013 and December 31, 2012, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above. The sensitivity increased from December 31, 2012 to September 30, 2013 primarily due to higher forecasted core deposits, which generate higher forecasted excess reserves and, therefore, increased sensitivity. The risk to declining interest rates is limited as a result of the inability of the current low level of rates to fall significantly.
Sensitivity of Net Interest Income to Changes in Interest Rates

	September 30, 2013		December 31, 2012
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$210	13%	$178	11%
-25 basis points (to zero percent)	(32)	(2)	(23)	(1)
Corporate policy limits adverse change to no more than four percent of management's base case net interest income forecast, and the Corporation was within this policy guideline at September 30, 2013. Interest rate risk is actively managed principally through the use of either on-balance sheet financial instruments or interest rate derivatives to achieve the desired risk profile.
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

The table below, as of September 30, 2013 and December 31, 2012, displays the estimated impact on the economic value of equity from a 200 basis point immediate parallel increase or decrease in interest rates. Similar to the simulation analysis above, due to the current low level of interest rates, the economic value of equity analyses below reflect an interest rate scenario of an immediate 25 basis point drop, to zero percent, while the rising interest rate scenario reflects an immediate 200 basis point rise. The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2012 and September 30, 2013 was primarily driven by changes in market interest rates at the middle to long end of the curve, which most significantly impact the value of deposits without a stated maturity. Additionally, a decrease in the Corporation's mortgage-backed securities portfolio reduced the level of fixed-rate securities that would decline in value when interest rates move higher.
Sensitivity of Economic Value of Equity to Changes in Interest Rates

	September 30, 2013		December 31, 2012
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$652	6%	$1,031	10%
-25 basis points (to zero percent)	(190)	(2)	(192)	(2)
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at September 30, 2013 included the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $717 million at September 30, 2013, compared to $612 million at December 31, 2012.
The Bank is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At September 30, 2013, $13 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings. As of September 30, 2013, the Corporation had $1.0 billion of outstanding borrowings from the FHLB maturing in May 2014.
Additionally, the Bank had the ability to issue up to $15.0 billion of debt at September 30, 2013 under an existing $15 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of September 30, 2013, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
September 30, 2013	Rating	Outlook	Rating	Outlook
Standard and Poor’s	A-	Stable	A	Stable
Moody’s Investors Service	A3	Stable	A2	Stable
Fitch Ratings (a)	A	Negative	A	Negative
DBRS	A	Stable	A (High)	Stable
(a) In October 2013, Fitch Ratings revised the Corporation's outlook to "Stable" from "Negative".
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $13.8 billion at September 30, 2013, compared to $12.1 billion at December 31, 2012, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities available-for-sale. At September 30, 2013, the Corporation held excess liquidity, represented by $5.6 billion deposited with the FRB, compared to $2.9 billion at December 31, 2012.

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
Goodwill
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At September 30, 2013 and December 31, 2012, goodwill totaled $635 million, including $380 million allocated to the Business Bank, $194 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
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
Determining the fair value of reporting units is a subjective process involving the use of estimates and judgments related to the selection of inputs such as future cash flows, discount rates, comparable public company multiples, applicable control premiums and economic expectations used in determining the interest rate environment. The estimated fair values of the reporting units are determined using a blend of two commonly used valuation techniques: the market approach and the income approach. For the market approach, valuations of reporting units consider a combination of earnings, equity and other multiples from companies with characteristics similar to the reporting unit. Since the fair values determined under the market approach are representative of noncontrolling interests, the valuations accordingly incorporate a control premium. For the income approach, estimated future cash flows and terminal value are discounted. Estimated future cash flows are derived from internal forecasts and economic expectations for each reporting unit which incorporate uncertainty factors inherent to long-term projections. The applicable discount rate is based on the imputed cost of equity capital appropriate for each reporting unit, which incorporates the risk-free rate of return, the level of non-diversified risk associated with companies with characteristics similar to the reporting unit, a size risk premium and a market equity risk premium.
The annual test of goodwill impairment was performed as of the beginning of the third quarter 2013. The Corporation's assumptions included maintaining the low Federal funds target rate through mid-2015 with modest increases thereafter until eventually reaching a normal interest rate environment. At the conclusion of the first step of the annual goodwill impairment tests performed in the third quarter 2013, the estimated fair values of all reporting units substantially exceeded their carrying amounts, including goodwill. The results of the annual test of the goodwill impairment test for each reporting unit were subjected to stress testing as appropriate.
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

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	September 30, 2013	December 31, 2012
Tier 1 Common Capital Ratio:
Tier 1 and Tier 1 common capital (a) (b)	$6,863	$6,705
Risk-weighted assets (a) (b)	63,917	66,115
Tier 1 and Tier 1 common risk-based capital ratio (b)	10.74%	10.14%
Basel III Tier 1 Common Capital Ratio:
Tier 1 and Tier 1 common capital (b)	$6,863	$6,705
Basel III adjustments (c)	—	(39)
Basel III Tier 1 and Tier 1 common capital (c)	$6,863	$6,253
Risk-weighted assets (a) (b)	$63,917	$66,115
Basel III adjustments (c)	2,295	1,854
Basel III risk-weighted assets (c)	$66,212	$67,969
Tier 1 and Tier 1 common capital ratio (b)	10.7%	10.1%
Basel III Tier 1 and Tier 1 common capital ratio (c)	10.4	9.8
Tangible Common Equity Ratio:
Common shareholders' equity	$6,969	$6,942
Less:
Goodwill	635	635
Other intangible assets	18	22
Tangible common equity	$6,316	$6,285
Total assets	$64,670	$65,069
Less:
Goodwill	635	635
Other intangible assets	18	22
Tangible assets	$64,017	$64,412
Common equity ratio	10.78%	10.67%
Tangible common equity ratio	9.87	9.76
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$6,969	$6,942
Tangible common equity	6,316	6,285
Shares of common stock outstanding (in millions)	184	188
Common shareholders' equity per share of common stock	$37.94	$36.87
Tangible common equity per share of common stock	34.38	33.38

(a)	Tier 1 capital and risk-weighted assets as defined by regulation.

(b)	September 30, 2013 Tier 1 capital and risk-weighted-assets are estimated.

(c)	Estimated ratios based on the standardized approach in the final rule for the U.S. adoption of the Basel III regulatory capital framework, excluding most elements of AOCI.
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
ITEM 1A. Risk Factors
There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2012 in response to Part I, Item 1A. of such Form 10-K, other than as amended in our Form 10-Q for the quarterly period ended June 30, 2013 in response to Part II, Item 1A. of such Form 10-Q. Such risk factors are incorporated herein by reference.

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

10.1†	Comerica Incorporated Amended and Restated Employee Stock Purchase Plan (amended and restated October 22, 2013)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Vice Chairman and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
Date: October 29, 2013

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

10.1†	Comerica Incorporated Amended and Restated Employee Stock Purchase Plan (amended and restated October 22, 2013)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Vice Chairman and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.