Form 10-K
period 2013-12-31
COMERICA INC /NEW/
filed 2014-02-14
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended
December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock, $5 par value, held by non-affiliates had an aggregate market value of approximately $7.2 billion based on the closing price on the New York Stock Exchange on that date of $39.83 per share. For purposes of this Form 10-K only, it has been assumed that all common shares held in Comerica’s director and employee plans, and all common shares the registrant’s directors and executive officers hold, are shares held by affiliates.
At February 7, 2014, the registrant had outstanding 182,071,550 shares of its common stock, $5 par value.
Documents Incorporated by Reference:
Part III:
Items 10-14—Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2014.

PART I
Item 1. Business.
GENERAL
Comerica Incorporated (“Comerica”) is a financial services company, incorporated under the laws of the State of Delaware, and headquartered in Dallas, Texas. Based on total assets as reported in the most recently filed Consolidated Financial Statements for Bank Holding Companies (FR Y-9C), it was among the 25 largest commercial financial holding companies in the United States (“U.S.”). Comerica was formed in 1973 to acquire the outstanding common stock of Comerica Bank, which at such time was a Michigan banking corporation and one of Michigan's oldest banks (formerly Comerica Bank-Detroit). On October 31, 2007, Comerica Bank, a Michigan banking corporation, was merged with and into Comerica Bank, a Texas banking association (“Comerica Bank”). As of December 31, 2013, Comerica owned directly or indirectly all the outstanding common stock of 2 active banking and 44 non-banking subsidiaries. At December 31, 2013, Comerica had total assets of approximately $65.2 billion, total deposits of approximately $53.3 billion, total loans (net of unearned income) of approximately $45.5 billion and shareholders’ equity of approximately $7.2 billion.
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
Comerica operates in three primary geographic markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. Comerica produces market segment results for its three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective.
We provide information about the net interest income and noninterest income we received from our various classes of products and services: (1) under the caption, “Analysis of Net Interest Income-Fully Taxable Equivalent (FTE)” on page F-6 of the Financial Section of this report; (2) under the caption “Net Interest Income” on pages F-7 through F-8 of the Financial Section of this report; and (3) under the caption “Noninterest Income” on pages F-8 through F-9 of the Financial Section of this report.

COMPETITION
The financial services business is highly competitive. Comerica and its subsidiaries mainly compete in their three primary geographic markets of Texas, California and Michigan, as well as in the states of Arizona and Florida. They also compete in broader, national geographic markets, as well as markets in Mexico and Canada. They are subject to competition with respect to various products and services, including, without limitation, loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services, loan syndication services, consumer products, fiduciary services, private banking, retirement services, investment management and advisory services, investment banking services, brokerage services, the sale of annuity products, and the sale of life, disability and long-term care insurance products.
Comerica competes in terms of products and pricing with large national and regional financial institutions and with smaller financial institutions. Some of Comerica's larger competitors, including certain nationwide banks that have a significant presence in Comerica's market area, may make available to their customers a broader array of product, pricing and structure alternatives and, due to their asset size, may more easily absorb loans in a larger overall portfolio. Some of Comerica's smaller competitors may have more liberal lending policies and processes. Further, Comerica's banking competitors may be subject to a significantly different or reduced degree of regulation due to their asset size or types of products offered. They may also have the ability to more efficiently utilize resources to comply with regulations or may be able to more effectively absorb the costs of regulations into their existing cost structure. Comerica believes that the level of competition in all geographic markets will continue to increase in the future.
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
SUPERVISION AND REGULATION
Banks, bank holding companies and financial institutions are highly regulated at both the state and federal level. Comerica is subject to supervision and regulation at the federal level by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended. The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company registered as a financial holding company can engage. The conditions to be a financial holding company include, among others, the requirement that each depository institution subsidiary of the holding company be well capitalized and well managed. Effective July 2011, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) also requires the well capitalized and well managed standards to be met at the financial holding company level. Comerica became a financial holding company in 2000. As a financial holding company, Comerica may affiliate with securities firms and insurance companies and engage in activities that are financial in nature. Activities that are “financial in nature” include, but are not limited to: securities underwriting; securities dealing and market making; sponsoring mutual funds and investment companies (subject to regulatory requirements, including restrictions set forth in the Volcker Rule, described under the heading "The Dodd-Frank Wall Street Reform and Consumer Protection Act and Other Recent Legislative and Regulatory Developments" below); insurance underwriting and agency; merchant banking; and activities that the FRB has determined to be financial in nature or incidental or complementary to a financial activity, provided that it does not pose a substantial risk to the safety or soundness of the depository institution or the financial system generally. A bank holding company that is not also a financial holding company is limited to engaging in banking and other activities previously determined by the FRB to be closely related to banking.
Comerica Bank is chartered by the State of Texas and at the state level is supervised and regulated by the Texas Department of Banking under the Texas Finance Code. Comerica Bank has elected to be a member of the Federal Reserve System under the Federal Reserve Act and, consequently, is supervised and regulated by the Federal Reserve Bank of Dallas. Comerica Bank & Trust, National Association is chartered under federal law and is subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”) under the National Bank Act. Comerica Bank & Trust, National Association, by virtue of being a national bank, is also a member of the Federal Reserve System. The deposits of Comerica Bank and Comerica Bank & Trust, National Association are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.
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
The Community Reinvestment Act of 1977 (“CRA”) requires U.S. banks to help serve the credit needs of their communities. Comerica Bank's rating under the “CRA” as of December 31, 2013 was “outstanding”. If any subsidiary bank of Comerica were to receive a rating under the CRA of less than “satisfactory,” Comerica would be prohibited from engaging in certain activities.
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
Further, the effectiveness of Comerica and its subsidiaries in complying with anti-money laundering regulations (discussed below) is also taken into account by the FRB when considering applications for approval of acquisitions.
Transactions with Affiliates
Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and the FRB's Regulation W, limit borrowings by Comerica and its nonbank subsidiaries from its affiliate insured depository institutions, and also limit various other transactions between Comerica and its nonbank subsidiaries, on the one hand, and Comerica's affiliate insured depository institutions, on the other. For example, Section 23A of the Federal Reserve Act limits the aggregate outstanding amount of any insured depository institution's loans and other “covered transactions” with any particular nonbank affiliate to no more than 10% of the institution's total capital and limits the aggregate outstanding amount of any insured depository institution's covered transactions with all of its nonbank affiliates to no more than 20% of its total capital. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution's loans to its nonbank affiliates be, at a minimum, 100% secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution's transactions with its nonbank affiliates be on terms and under circumstances that are substantially the same or at least as favorable as those prevailing for comparable transactions with nonaffiliates. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2012, the Dodd-Frank Act applies the 10% of capital limit on covered transactions to financial subsidiaries and amends the definition of “covered transaction” to include (i) securities borrowing or lending transactions with an affiliate, and (ii) all derivatives transactions with an affiliate, to the extent that either causes a bank or its affiliate to have credit exposure to the securities borrowing/lending or derivative counterparty.
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
Interstate Banking and Branching
The Interstate Banking and Branching Efficiency Act (the “Interstate Act”), as amended by the Dodd-Frank Act, permits a bank holding company, with FRB approval, to acquire banking institutions located in states other than the bank holding company's home state without regard to whether the transaction is prohibited under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to and following the proposed acquisition, control no more than 10% of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in that state (or such amount as established by state law if such amount is lower than 30%). The Interstate Act, as amended, also authorizes banks to operate branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and by establishing de novo branches in other states, subject to various conditions. In the case of purchasing branches in a state in which it does not already have banking operations, the “host” state must have “opted-in” to the Interstate Act by enacting a law permitting such branch purchases. The Dodd-Frank Act expanded the de novo interstate branching authority of banks beyond what had been permitted under the Interstate Act by eliminating the requirement that a state expressly “opt-in” to de novo branching, in favor of a rule that de novo interstate branching is permissible if under the law of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch. Effective July 21, 2011, the Dodd-Frank Act also required that a bank holding company or bank be well-capitalized and well-managed (rather than simply adequately capitalized and adequately managed) in order to take advantage of these interstate banking and branching provisions.
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
Comerica Bank and Comerica Bank & Trust, National Association are required by federal law to obtain the prior approval of the FRB and/or the OCC, as the case may be, for the declaration and payment of dividends, if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the total of (i) such bank's retained net income (as defined and interpreted by regulation) for that year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock. At January 1, 2014, Comerica's subsidiary banks could declare aggregate dividends of approximately $204 million from retained net profits of the preceding two years. Comerica's subsidiary banks declared dividends of $480 million in 2013, $497 million in 2012 and $292 million in 2011.
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
Additionally, the payment of dividends is subject to the non-objection of the FRB pursuant to the Comprehensive Capital Analysis and Review (CCAR) program. For more information, please see “The Dodd-Frank Wall Street Reform and Consumer Protection Act and Other Recent Legislative and Regulatory Developments” in this section.

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
As of December 31, 2013, Comerica and its banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” under these regulations.
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
Comerica, like other bank holding companies, currently is required to maintain Tier 1 and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2013, Comerica met both requirements, with Tier 1 and total capital equal to 10.64% and 13.10% of its total risk-weighted assets, respectively.
Comerica is also required to maintain a minimum “leverage ratio” (Tier 1 capital to non-risk-adjusted total assets) of 3% to 4%, depending upon criteria defined and assessed by the FRB. Comerica's leverage ratio of 10.77% at December 31, 2013 reflects the nature of Comerica's balance sheet and demonstrates a commitment to capital adequacy. At December 31, 2013, Comerica Bank had Tier 1 and total capital equal to 10.53% and 12.90% of its total risk-weighted assets, respectively, and a leverage ratio of 10.66%. Additional information on the calculation of Comerica and its bank subsidiaries' Tier 1 capital, total capital and risk-weighted assets is set forth in Note 20 of the Notes to Consolidated Financial Statements located on pages F-105 through F-106 of the Financial Section of this report.
FDIC Insurance Assessments
Comerica's subsidiary banks are subject to FDIC deposit insurance assessments to maintain the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 and further amended by the Dodd-Frank Act. Due to the passage of the Dodd-Frank Act, the FDIC was required to redefine the deposit insurance assessment base from domestic deposits to average consolidated total assets minus average tangible equity and make changes to assessment rate methodology. The FDIC adopted a final rule on February 7, 2011 that revised the risk-based assessment system for all large insured depository institutions. The first assessment under the new rule was paid in the third quarter of 2011. The Dodd-Frank Act also increased the DIF's minimum reserve ratio and permanently increased general deposit insurance coverage from $100,000 to $250,000.
In November 2009, the FDIC required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through 2012. The prepaid assessments were to be applied against future quarterly assessments (as they may be so revised) until the prepaid assessment was exhausted or the balance of the prepayment was returned, whichever occurred first. Comerica paid such prepaid assessment of $200 million on December 30, 2009. The remaining prepayment balance of $73 million was refunded to Comerica in June 2013. For 2013, FDIC insurance assessments totaled $33 million.
Enforcement Powers of Federal and State Banking Agencies
The FRB and other federal and state banking agencies have broad enforcement powers, including, without limitation, and as prescribed to each agency by applicable law, the power to terminate deposit insurance, impose substantial fines and other civil penalties and appoint a conservator or receiver. Failure to comply with applicable laws or regulations could subject Comerica or its banking subsidiaries, as well as officers and directors of these organizations, to administrative sanctions and potentially substantial civil and criminal penalties.
Capital Purchase Program
On November 14, 2008, Comerica participated in the United States Department of the Treasury (“U.S. Treasury”) Capital Purchase Program by issuing to the U.S. Treasury, in exchange for aggregate consideration of $2.25 billion, (i) 2.25 million shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series F, no par value (the “Series F Preferred Stock”), and (ii) a warrant to purchase 11,479,592 shares of Comerica's common stock at an exercise price of $29.40 per share that expires on November 14, 2018 (the “Warrant”). Both the Series F Preferred Stock and the Warrant were accounted for as components of Comerica's regulatory Tier 1 capital and contained terms and limitations imposed by the U.S. Treasury. On March 17, 2010, Comerica fully redeemed the Series F Preferred Stock previously issued to the U.S. Treasury, and Comerica exited the Capital Purchase Program. The Warrant was separated into 11,479,592 warrants to purchase one share of Comerica's common stock at an exercise price of $29.40 per share, and such warrants are now listed and traded on the NYSE. As a result of participating in the Capital Purchase Program, Comerica was subject to certain executive compensation and corporate governance standards promulgated by the U.S. Treasury prior to redemption, which no longer applied to Comerica following the redemption.

The Dodd-Frank Wall Street Reform and Consumer Protection Act and Other Recent Legislative and Regulatory Developments
The recent financial crisis has led to significant changes in the legislative and regulatory landscape of the financial services industry, including the overhaul of that landscape with the passage of the Dodd-Frank Act, which was signed into law on July 21, 2010. Provided below is an overview of key elements of the Dodd-Frank Act relevant to Comerica, as well as other recent legislative and regulatory developments. The estimates of the impact on Comerica discussed below are based on information currently available and, if applicable, are subject to change until final rulemaking is complete.
Financial Crisis Responsibility Fee. On January 14, 2010, the current administration announced a proposal to impose a fee (the “Financial Crisis Responsibility Fee”) on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. Calls for that fee were renewed during the 2013 federal budget discussions. As the proposal is understood, the Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its terms would apply to Comerica. The Financial Crisis Responsibility Fee was not included in the Dodd-Frank Act.
Incentive-Based Compensation. In June 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers senior executives as well as other employees who, either individually or as part of a group, have the ability to expose the banking organization to material amounts of risk, is based upon the key principles that a banking organization's incentive compensation arrangements (i) should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) should be compatible with effective controls and risk-management; and (iii) should be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. Banking organizations are expected to review regularly their incentive compensation arrangements based on these three principles. Where there are deficiencies in the incentive compensation arrangements, they should be promptly addressed. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness, particularly if the organization is not taking prompt and effective measures to correct the deficiencies. Comerica is subject to this final guidance.
On April 14, 2011, the FRB, OCC and several other federal financial regulators issued a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act. Section 956 directed regulators to jointly prescribe regulations or guidelines prohibiting incentive-based payment arrangements, or any feature of any such arrangement, at covered financial institutions that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss. This proposal supplements the final guidance issued by the banking agencies in June 2010. Consistent with the Dodd-Frank Act, the proposed rule would not apply to institutions with total consolidated assets of less than $1 billion, and would impose heightened standards for institutions with $50 billion or more in total consolidated assets, which includes Comerica. For these larger institutions, the proposed rule would require that at least 50 percent of annual incentive-based payments be deferred over a period of at least three years for designated executives. Moreover, boards of directors of these larger institutions would be required to identify employees who individually have the ability to expose the institution to possible losses that are substantial in relation to the institution's size, capital or overall risk tolerance, and to determine that the incentive compensation for these employees appropriately balances risk and rewards according to enumerated standards. Comerica is monitoring the development of this rule.
Basel III: Regulatory Capital and Liquidity Regime. In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) issued a framework for strengthening international capital and liquidity regulation (“Basel III”). In July 2013, U.S. banking regulators issued a final rule for the U.S. adoption of the Basel III regulatory capital framework. The regulatory framework includes a more conservative definition of capital, two new capital buffers - a conservation buffer and a countercyclical buffer, new and more stringent risk weight categories for assets and off-balance sheet items, and a supplemental leverage ratio. As a banking organization subject to the standardized approach, the rules will be effective for Comerica on January 1, 2015, with certain transition provisions fully phased in on January 1, 2018.
According to the rule, Comerica will be subject to the capital conservation buffer of 2.5 percent, when fully phased in, to avoid restrictions on capital distributions and discretionary bonuses. However, the rules do not subject Comerica to the capital countercyclical buffer of up to 2.5 percent or the supplemental leverage ratio. Comerica estimates the December 31, 2013 Tier 1 and Tier 1 common risk-based ratio would be 10.3 percent if calculated under the final rule, as fully phased in, excluding most elements of accumulated other comprehensive income from regulatory capital. Comerica's December 31, 2013 estimated Tier 1 common and Tier 1 capital ratios exceed the minimum required by the final rule (7 percent and 8.5 percent, respectively, including the fully phased-in capital conservation buffer). For a reconcilement of these non-GAAP financial measures, see page F-47 of the Financial Section of this report under the caption "Supplemental Financial Data."
Comerica expects that U.S. banking regulators will establish an additional capital buffer for banking organizations deemed systemically important to the U.S. financial system (Domestic Systemically Important Banks, or "D-SIB"). As a D-SIB, Comerica

would be subject to the additional buffer. While the level and timing of a D-SIB buffer is not currently known, Comerica expects to exceed all required capital levels within regulatory timelines.
On October 24, 2013, U.S. banking regulators issued a Notice of Proposed Rulemaking that would implement a quantitative liquidity requirement in the U.S. (the "proposed rule") generally consistent with the Liquidity Coverage Ratio ("LCR") minimum liquidity measure established under the Basel III liquidity framework. Under the proposed rule, Comerica would be subject to a modified LCR standard, which requires a financial institution to hold a buffer of high-quality, liquid assets to fully cover net cash outflows under a 21-day systematic liquidity stress scenario. Under the proposal, the LCR rules would be fully phased in on January 1, 2017, with a transition period beginning January 1, 2015. Comerica is currently evaluating the potential impact of the proposed rule; however, we expect to meet the final requirements adopted by U.S. banking regulators within the required timetable. Uncertainty exists as to the final form and timing of the proposed rule, and balance sheet dynamics may vary in the future. As a result the Corporation may decide to consider additional liquidity management initiatives. The Basel III liquidity framework includes a second minimum liquidity measure, the Net Stable Funding Ratio ("NSFR"), which requires the amount of available longer-term, stable sources of funding to be at least 100 percent of the required amount of longer-term stable funding over a one-year period. The Basel Committee on Banking Supervision is in the process of reviewing the proposed NSFR standard and evaluating its impact on the banking system. U.S. banking regulators have announced that they expect to issue proposed rulemaking to implement the NFSR in advance of its scheduled global implementation in 2018. While uncertainty exists in the final form and timing of the U.S. rule implementing the NSFR and whether or not Comerica will be subject to the full requirements, Comerica is closely monitoring the development of the rule.
Interchange Fees. On July 20, 2011, the FRB published final rules pursuant to the Dodd-Frank Act establishing the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction and prohibiting network exclusivity arrangements and routing restrictions. Comerica is subject to the final rules. In July 2013, a federal district court invalidated the interchange fee rules. The FRB has appealed the court’s ruling and requested that the interchange fee remain in place pending appeal, which was granted. The appeal is currently pending in the U.S. Circuit Court of Appeals for the District of Columbia. Comerica is closely monitoring the development of this case.
Supervision and Regulation Assessment. Section 318 of the Dodd-Frank Act authorizes the federal banking agencies to assess fees against bank holding companies with total consolidated assets in excess of $50 billion equal to the expenses necessary or appropriate in order to carry out their supervision and regulation of those companies. We paid $1.5 million in 2013 with respect to the 2012 assessment year and accrued another $1.5 million for the 2013 assessment year.
The Volcker Rule. The federal banking agencies and the SEC published approved joint final regulations to implement the Volcker Rule on December 10, 2013. The Volcker Rule generally prohibits banking entities from engaging in proprietary trading and from owning and sponsoring "covered funds" (e.g. hedge funds and private equity funds). The final regulations adopt a multi-faceted approach to implementing the Volcker Rule prohibitions that relies on: (i) detailed descriptions of prohibited and permitted activities; (ii) detailed compliance requirements; and (iii) for banking entities with large volumes of trading activity, detailed quantitative analysis and reporting obligations. In addition to rules implementing the core prohibitions and exemptions (e.g. underwriting, market-making related activities, risk-mitigating hedging and trading in certain government obligations) of the Volcker Rule, the regulations also include two appendices devoted to recordkeeping and reporting requirements, including numerous quantitative data reporting obligations for banking entities with significant trading activities (Appendix A) and enhanced compliance requirements for banking entities with significant trading or covered fund activities (Appendix B). The final rule becomes effective April 1, 2014. The Volcker Rule generally requires full compliance with the new restrictions by July 21, 2015. Comerica is closely monitoring the development of the Volcker Rule, and expects to meet the final requirements adopted by regulators within the applicable regulatory timelines. Additional information on Comerica's portfolio of indirect (through funds) private equity and venture capital investments is set forth in Note 2 of the Notes to Consolidated Financial Statements located on pages F-66 through F-67 of the Financial Section of this report.
Annual Capital Plans. On November 22, 2011, the FRB issued a final rule requiring top-tier U.S. bank holding companies with total consolidated assets of $50 billion or more to submit annual capital plans for review, and issued instructions regarding stress testing as part of the 2012 Capital Plan Review program. Under the rule, the FRB will annually evaluate institutions' capital adequacy, internal capital adequacy assessment processes, and their plans to make capital distributions, such as dividend payments or stock repurchases. As required, Comerica submitted its 2013 capital plan to the FRB on January 7, 2013; on March 14, 2013, Comerica announced that the FRB had completed its 2013 capital plan review and did not object to the 2013 capital plan or capital distributions contemplated in such plan. Also as required, Comerica submitted its 2014 capital plan to the FRB on January 3, 2014 and expects to receive the results of the FRB's review of the 2014 plan in March 2014. Prior to October 12, 2013, Comerica was subject to the Capital Plan Review (CapPR) program, and is currently subject to the Comprehensive Capital Analysis and Review (CCAR) program, which includes additional stress testing using the FRB's models, disclosure requirements beyond what was necessitated pursuant to the CapPR program and a higher level of scrutiny by the FRB.

Enhanced Prudential Requirements. The Dodd-Frank Act created the Financial Stability Oversight Council (“FSOC”) to coordinate efforts of the primary U.S. financial regulatory agencies in establishing regulations to address financial stability concerns and will make recommendations to the FRB as to enhanced prudential standards that must apply to large, interconnected bank holding companies and nonbank financial companies supervised by the FRB under the Dodd-Frank Act, including capital, leverage, liquidity and risk management requirements.
On December 20, 2011, the FRB issued its proposed regulations to implement the enhanced prudential and supervisory requirements mandated by the Dodd-Frank Act. The proposed regulations address enhanced risk-based capital and leverage requirements, enhanced liquidity requirements, enhanced risk management and risk committee requirements, single-counterparty credit limits, semiannual stress tests, and a debt-to-equity limit for companies determined to pose a grave threat to financial stability. They are intended to allow regulators to more effectively supervise large bank holding companies and nonbank financial firms whose failure could impact the stability of the US financial system, and generally build on existing US and international regulatory guidance. The proposal also takes a multi-stage or phased approach to many of the requirements (such as the capital and liquidity requirements). Most of these requirements will apply to Comerica because it has consolidated assets of more than $50 billion. However, the proposal defers several key aspects of the new enhanced requirements to future proposals. As a result, the full impact of these enhanced standards on Comerica and its competitors cannot yet be fully assessed. It is anticipated that these requirements will be issued in 2014.
Office of Financial Research Assessments. The Dodd-Frank Act established the Office of Financial Research (“OFR”) to serve the FSOC and the public by improving the quality, transparency, and accessibility of financial data and information, by conducting and sponsoring research related to financial stability, and by promoting best practices in risk management. On May 21, 2012, the Department of the Treasury published final regulations to implement, beginning July 20, 2012, a semi-annual assessment scheme for covering expenses of the OFR based on the asset size of each assessed company as of the end of the preceding year.
Resolution (Living Will) Plans. Section 165(d) of the Dodd-Frank Act requires bank holding companies with total consolidated assets of $50 billion or more (“covered companies”) to prepare and submit to the federal banking agencies (e.g., FRB and FDIC) a plan for their rapid and orderly resolution under the U.S. Bankruptcy Code. Covered companies, such as Comerica, with less than $100 billion in total nonbank assets were required to submit their initial plans by December 31, 2013. In addition, Section 165(d) requires FDIC-insured depository institutions (like Comerica Bank) with assets of $50 billion or more to develop, maintain, and periodically submit plans outlining how the FDIC would resolve it through the FDIC's resolution powers under the Federal Deposit Insurance Act. The federal banking agencies have issued rules to implement these requirements. Both Comerica and Comerica Bank filed their respective resolution plans in advance of the above due date. The resolution plans are currently under review by the FRB and FDIC.
Section 611 and Title VII of the Dodd-Frank Act. Section 611 of the Dodd-Frank Act prohibits a state bank from engaging in derivative transactions unless the lending limit laws of the state in which the bank is chartered takes into consideration exposure to derivatives. Section 611 does not provide how state lending limit laws must factor in derivatives. The Texas Finance Commission has adopted an administrative rule meeting the requirements of Section 611. Accordingly, Comerica Bank may engage in derivative transactions, as permitted by applicable law.
Title VII of the Dodd-Frank Act establishes a comprehensive framework for over-the-counter (“OTC”) derivatives transactions. The structure for derivatives set forth in the Dodd-Frank Act is intended to promote, among other things, exchange trading and centralized clearing of swaps and security-based swaps, as well as greater transparency in the derivatives markets and enhanced monitoring of the entities that use these markets. In this regard, the CFTC and SEC have issued several regulatory proposals, some of which are now effective or will become effective in 2014.
The SEC and CFTC have jointly adopted rules further defining the terms “swap,” “security-based swap,” “security-based swap agreement,” and have also adopted final joint rules defining the terms “swap dealer,” “security-based swap dealer,” “major swap participant,” and “major security-based swap participant.” Comerica has determined that neither it, nor its subsidiaries, are within the definition of “swap dealer” or “major swap participant,” but some portions of the Title VII regulations apply nonetheless. One of these regulations centers on limiting certain OTC transactions to “eligible contract participants.” This regulation may have an impact on the small business customers of Comerica's banking subsidiaries by making such customers ineligible for swap derivatives as hedging in their loan agreements.
Consumer Finance Regulations. The Dodd-Frank Act made several changes to consumer finance laws and regulations. It contained provisions that have weakened the federal preemption rules applicable for national banks and give state attorneys general the ability to enforce federal consumer protection laws. Additionally, the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB“), which has a broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices, and possesses examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. In this regard, the CFPB has commenced issuing several new rules to implement various provisions of the Dodd-Frank Act that were specifically identified as being enforced by the CFPB, as well as those specified for supervisory and enforcement authority for very large depository institutions and non-depository (nonbank) entities. Comerica is subject to CFPB foreign remittance rules and home mortgage lending rules, in addition to certain other CFPB rules.
The foreign remittance rules fall under Section 1073 of the Dodd-Frank Act. The CFPB issued new regulations amending Regulation E, which implements the Electronic Fund Transfer Act, effective October 28, 2013. The regulations are designed to provide protections to consumers who transfer funds to recipients located in countries outside the United States (customer foreign remittance transfers). In general, the regulation requires remittance transfer providers, such as Comerica, to disclose to a consumer the exchange rate, fees, and amount to be received by the recipient when the consumer sends a remittance transfer. Comerica has implemented the model disclosures provided in Appendix A to the final rule.
On January 10, 2013, the CFPB issued three major rules relating to home mortgage loans. The first rule amends Regulation Z to implement amendments made by Sections 1461 and 1462 of the Dodd-Frank Act. Regulation Z currently requires creditors to establish escrow accounts for higher priced mortgage loans secured by a first lien on a principal dwelling. Higher priced mortgage loans, as noted in the paragraph below, occur in a transaction where the annual percentage rate is higher than the average prime offer rate by certain amounts, points and fees exceed certain ceiling amounts, or the credit transaction documents permit the creditor to charge or collect a prepayment penalty more than 36 months after transaction closing or permit such fees or penalties to exceed, in the aggregate, more than 2 percent of the amount prepaid. The rule implements statutory changes that lengthen the period of time for which the mandatory escrow must be maintained and exempts certain transactions from the requirement. Comerica’s current policy does not permit business units to make first lien, higher priced mortgage loans. Therefore, this rule should not impact Comerica’s loan servicing system. The effective date of the rule was June 1, 2013.
The second rule expands the universe of loans subject to the Home Ownership and Equity Protection Act (“HOEPA”). HOEPA establishes rules related to higher priced mortgage loans. HOEPA applies mainly to higher priced mortgage loans securing a consumer's principal dwelling, including purchase money loans and home equity lines of credit (“HELOCs”). The existing tests for coverage were revised, and a new prepayment penalty test for HOEPA coverage was added. The new rule implements new restrictions and requirements concerning loan terms and origination practices for mortgage loans that are within HOEPA's coverage. Comerica’s mortgage servicing vendor, PHH Mortgage Corporation (“PHH”), has updated its system to comply with HOEPA requirements for purchase money loans and HELOCs for HOEPA’s prepayment penalty limitation. Additionally, Comerica’s applicable policies and procedures for personal purpose loans secured by a principal dwelling have been updated to meet compliance. The new rule was effective January 10, 2014.
The third rule issued on January 10, 2013 is another amendment to Regulation Z. This rule implements Sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” A “covered” residential mortgage includes, any consumer credit (personal purpose) closed-end transaction secured by a 1-4 family dwelling regardless of lien position (primary and secondary homes) and excludes home equity lines of credit, bridge and construction loans that are 12 months or less, and business purpose loans that are placed in Comerica Bank’s portfolio. The rule also implements Section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. Comerica has modified its policies and procedures to meet these requirements. The effective date was January 10, 2014.
Biggert-Waters Flood Insurance Reform Act of 2012. In 2012, Congress passed the Biggert-Waters Flood Insurance Reform Act (“Act”). The Act modified the National Flood Insurance Program as follows: (i) increasing the maximum civil penalty for Flood Disaster Protection Act violations to $2,000 and eliminating the annual penalty cap; (ii) requiring lenders to escrow premiums and fees for flood insurance on residential improved real estate (including mobile homes), unless the lending institution has assets of less than $1 billion as of July 6, 2012, the date of enactment; (iii) directing lenders to accept private flood insurance and to notify borrowers of the availability of such flood insurance; (iv) amending the force placement requirement provisions; and (v) permitting a lender to charge a borrower for the cost of premiums and fees incurred for coverage when the policy has lapsed or has insufficient coverage. The amendments to the force placement provisions and the civil penalty provisions were effective immediately. In October 2013, the federal agencies (e.g., OCC, FRB, FDIC, Farm Credit Administration, and National Credit Union Association) issued a proposed rule establishing requirements with respect to the escrow of flood insurance payments, the acceptance of private flood insurance, and force placed insurance. These requirements will impact Comerica loans and extensions of credit secured with residential improved real estate. Comerica is currently reviewing the impact of these proposed requirements. It is anticipated that the federal agencies will issue a final rule in 2014.
Future Legislation and Regulatory Measures
The environment in which financial institutions will operate after the recent financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, and changes in fiscal policy, may have long-term effects on the business model and profitability of financial institutions that cannot be foreseen. Moreover, in light of recent events and current conditions in the U.S. financial markets and economy, Congress and regulators have continued to increase their focus on the regulation of the financial services industry. Comerica cannot accurately predict whether legislative changes will occur or, if they occur, the ultimate effect they would have upon the financial condition or results of operations of Comerica.
UNDERWRITING APPROACH
The loan portfolio is a primary source of profitability and risk, so proper loan underwriting is critical to Comerica's long-term financial success. Comerica extends credit to businesses, individuals and public entities based on sound lending principles and consistent with prudent banking practice. During the loan underwriting process, a qualitative and quantitative analysis of potential credit facilities is performed, and the credit risks associated with each relationship are evaluated. Important factors considered as part of the underwriting process for new loans and loan renewals include:

•	People: Including the competence, integrity and succession planning of customers.

•	Purpose: The legal, logical and productive purposes of the credit facility.

•	Payment: Including the source, timing and probability of payment.

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
Commercial Real Estate (CRE) Loan Portfolio
Comerica's CRE loan portfolio consists of real estate construction and commercial mortgage loans and includes both loans to real estate developers and loans secured by owner-occupied real estate. Comerica's CRE loan underwriting policies are consistent with the approach described above and provide maximum loan-to-value ratios that limit the size of a loan to a maximum percentage of the value of the real estate collateral securing the loan. The loan-to-value percentage varies by the type of collateral and is limited by advance rates established by our regulators. Our loan-to-value limitations are, in certain cases, more restrictive than those required by regulators and are influenced by other risk factors such as the financial strength of the borrower or guarantor, the equity provided to the project and the viability of the project itself. CRE loans generally require cash equity. CRE loans are normally originated with full recourse or limited recourse to all principals and owners. There are limitations to the size of a single project loan and to the aggregate dollar exposure to a single guarantor.
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
EMPLOYEES
As of December 31, 2013, Comerica and its subsidiaries had 8,564 full-time and 643 part-time employees.
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
Local, domestic, and international economic, political and industry specific conditions affect the financial services industry, directly and indirectly. Conditions such as or related to inflation, recession, unemployment, volatile interest rates, international conflicts and other factors, such as real estate values, energy costs, fuel prices, state and local municipal budget deficits, the recent European debt crisis and government spending and the U.S. national debt, outside of our control may, directly and indirectly, adversely affect Comerica. As has been the case with the impact of recent economic conditions, economic downturns could result in the delinquency of outstanding loans, which could have a material adverse impact on Comerica's earnings.

•	Governmental monetary and fiscal policies may adversely affect the financial services industry, and therefore impact Comerica's financial condition and results of operations.
Monetary and fiscal policies of various governmental and regulatory agencies, in particular the FRB, affect the financial services industry, directly and indirectly. The FRB regulates the supply of money and credit in the U.S. and its monetary and fiscal policies determine in a large part Comerica's cost of funds for lending and investing and the return that can be earned on such loans and investments. Changes in such policies, including changes in interest rates, will influence the origination of loans, the value of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits. Changes in monetary and fiscal policies are beyond Comerica's control and difficult to predict. Comerica's financial condition and results of operations could be materially adversely impacted by changes in governmental monetary and fiscal policies.

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
Rating agencies regularly evaluate Comerica, and their ratings are based on a number of factors, including Comerica's financial strength as well as factors not entirely within its control, including conditions affecting the financial services industry generally. There can be no assurance that Comerica will maintain its current ratings. In March 2012, Moody's Investors Service downgraded Comerica's long-term and short-term senior credit ratings one notch to A3 and P-2, respectively. From July 2012 through October 2013, Fitch Ratings had Comerica's outlook as “Negative”; in October 2013, Fitch Ratings affirmed Comerica's rating while revising the outlook to “Stable.” While recent credit rating actions have had little to no detrimental impact on Comerica's profitability, borrowing costs, or ability to access the capital markets, future downgrades to Comerica's or its subsidiaries' credit ratings could adversely affect Comerica's profitability, borrowing costs, or ability to access the capital markets or otherwise have a negative effect on Comerica's results of operations or financial condition. If such a reduction placed Comerica's or its subsidiaries' credit ratings below investment grade, it could also create obligations or liabilities under the terms of existing arrangements that could increase Comerica's costs under such arrangements. Additionally, a downgrade of the credit rating of any particular security issued by Comerica or its subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

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
In particular, Congress and other regulators have recently increased their focus on the regulation of the financial services industry. Their actions include, but are not limited to, the passage of the Dodd-Frank Act, many parts of which are now in effect, and the adoption of the Basel III framework in the U.S. For additional information on these actions, please see “The Dodd-Frank Wall Street Reform and Consumer Protection Act and Other Recent Legislative and Regulatory Developments” section of the “Supervisory and Regulation” section of this report. Many provisions in the Dodd-Frank Act and the Basel III framework remain subject to regulatory rule-making and implementation, the effects of which are not yet known.
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
New capital requirements in connection with Basel III and the requirements of the Dodd-Frank Act applicable to Comerica as a bank holding company as well as to Comerica's subsidiary banks will have a significant effect on Comerica. Additional information on the regulatory capital requirements applicable to Comerica is set forth in the “Supervision and Regulation” section of this report. These requirements, and any other new laws or regulations, could adversely affect Comerica's ability to pay dividends, or could require Comerica to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition and/or existing shareholders.
The liquidity requirements applicable to Comerica as a bank holding company as well as to our subsidiary banks are in the process of being substantially revised, in connection with recently proposed supervisory guidance, Basel III and the requirements of the Dodd-Frank Act. Additional information on the liquidity requirements applicable to Comerica is set forth in the “Supervision and Regulation” section of this report. In light of these or other new legal and regulatory requirements, Comerica and our subsidiary banks may be required to satisfy additional, more stringent, liquidity standards, including, for the first time, quantitative standards for liquidity management. We cannot fully predict at this time the final form of, or the effects of, these regulations.
Further, our regulators may also require us to satisfy additional, more stringent capital adequacy and liquidity standards than those specified as part of the Dodd-Frank Act and the FRB's proposed and final rules implementing Basel III, or comply with the requirements of these standards earlier than might otherwise be required, in connection with the annual capital plan review process.
The ultimate impact of the new capital and liquidity standards cannot be fully determined at this time and will depend on a number of factors, including treatment and implementation by the U.S. banking regulators. However, maintaining higher levels of capital and liquidity may reduce Comerica's profitability and otherwise adversely affect its business, financial condition, or results of operations.

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
Comerica may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses, cyber attacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Although Comerica has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of its systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers and loss or liability to Comerica. For example, along with a number of other large financial institutions' websites, Comerica’s website, www.comerica.com, was subject to denial of service attacks in 2013. These events did not result in a breach of Comerica’s client data, and account information remained secure; however, during one attack, some customers may have been prevented from accessing Comerica Bank’s secure websites through www.comerica.com. In all cases, the attacks primarily resulted in inconvenience; however, future cyber attacks could be more disruptive and damaging, and Comerica may not be able to anticipate or prevent all such attacks.
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
Further, Comerica may be impacted by data breaches at retailers and other third parties who participate in data interchanges with Comerica customers that involve the theft of customer data, which may include the theft of Comerica debit card PIN numbers and commercial cards used to make purchases at such retailers and other third parties. Such data breaches could result in Comerica incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on its results of operations.

•
The introduction, implementation, withdrawal, success and timing of business initiatives and strategies may be less successful or may be different than anticipated, which could adversely affect Comerica's business.

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
Comerica operates in a very competitive environment, which is characterized by competition from a number of other financial institutions in each market in which it operates. Comerica competes in terms of products and pricing with large national and regional financial institutions and with smaller financial institutions. Some of Comerica's larger competitors, including certain nationwide banks that have a significant presence in Comerica's market area, may make available to their customers a broader array of product, pricing and structure alternatives and, due to their asset size, may more easily absorb loans in a larger overall portfolio. Some of Comerica's smaller competitors may have more liberal lending policies and processes.
Additionally, the financial services industry has recently been subject to increasing regulation. For more information, see the “Supervision and Regulation” section of this report. Such regulations may require significant additional investments in technology, personnel or other resources or place limitations on the ability of financial institutions, including Comerica, to engage in certain activities. Comerica's competitors may be subject to a significantly different or reduced degree of regulation due to their asset size or types of products offered. They may also have the ability to more efficiently utilize resources to comply with regulations or may be able to more effectively absorb the costs of regulations into their existing cost structure.
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
Further, Comerica's ability to retain key officers and employees may be impacted by legislation and regulation affecting the financial services industry. On April 14, 2011, FRB, OCC and several other federal financial regulators issued a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act. Section 956 requires the regulators to issue regulations that prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. Consistent with the Dodd-Frank Act, the proposed rule would not apply to institutions with total consolidated assets of less than $1 billion, and would impose heightened standards for institutions with $50 billion or more in total consolidated assets, which includes Comerica. For these larger institutions, the proposed rule would require that at least 50 percent of incentive-based payments be deferred over a minimum period of three years for designated executives. Moreover, boards of directors of these larger institutions would be required to identify employees who have the ability to expose the institution to possible losses that are substantial in relation to the institution's size, capital or overall risk tolerance, and to determine that the incentive compensation for these employees appropriately balances risk and rewards according to enumerated standards. Accordingly, Comerica may be at a disadvantage to offer competitive compensation as other financial institutions (as referenced above) may not be subject to the same requirements.
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
Comerica establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. Comerica may still incur legal costs for a matter even if it has not established a reserve. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending legal proceeding, depending on the remedy sought and granted, could adversely affect Comerica's results of operations and financial condition.

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
Management has identified certain accounting policies as being critical because they require management's judgment to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Comerica has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, Comerica cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. See “Critical Accounting Policies” on pages F-41 through F-46 of the Financial Section of this report and Note 1 of the Notes to Consolidated Financial Statements located on pages F-54 through F-63 of the Financial Section of this report.
Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
The executive offices of Comerica are located in the Comerica Bank Tower, 1717 Main Street, Dallas, Texas 75201. Comerica Bank leases five floors of the building, plus an additional 34,238 square feet on the building's lower level, from an unaffiliated third party. The lease for such space used by Comerica and its subsidiaries extends through September 2023. Comerica's Michigan headquarters are located in a 10-story building in the central business district of Detroit, Michigan at 411 W. Lafayette, Detroit, Michigan 48226. Such building is owned by Comerica Bank. As of December 31, 2013, Comerica, through its banking affiliates, operated a total of 559 banking centers, trust services locations, and loan production or other financial services offices, primarily in the States of Texas, Michigan, California, Florida and Arizona. Of these offices, 237 were owned and 322 were leased. As of December 31, 2013, affiliates also operated from leased spaces in Denver, Colorado; Wilmington, Delaware; Oakbrook Terrace, Illinois; Boston and Waltham, Massachusetts; Minneapolis, Minnesota; Morristown, New Jersey; New York, New York; Rocky Mount and Cary, North Carolina; Granville, Ohio; Memphis, Tennessee; Reston, Virginia; Bellevue and Seattle, Washington; Monterrey, Mexico; Toronto, Ontario, Canada and Windsor, Ontario, Canada. Comerica and its subsidiaries own, among other properties, a check processing center in Livonia, Michigan, and three buildings in Auburn Hills, Michigan, used mainly for lending functions and operations.
Item 3.  Legal Proceedings.
For a description of Comerica's material legal proceedings, please see Note 21 of the Notes to Consolidated Financial Statements located on pages F-106 through F-107 of the Financial Section of this report.

Item 4.   Mine Safety Disclosures.
Not applicable.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Common Stock
The common stock of Comerica Incorporated is traded on the New York Stock Exchange (NYSE Trading Symbol: CMA). At February 7, 2014, there were approximately 11,219 record holders of Comerica's common stock.
Sales Prices and Dividends
Quarterly cash dividends were declared during 2013 and 2012 totaling $0.68 and $0.55 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of Comerica's common stock as reported on the NYSE Composite Transactions Tape for all quarters of 2013 and 2012, as well as dividend information.

Quarter	High	Low	Dividends Per Share	Dividend Yield*
2013
Fourth	$48.69	$38.64	$0.17	1.6%
Third	43.49	38.56	0.17	1.7
Second	40.44	33.55	0.17	1.8
First	36.99	30.73	0.17	2.0
2012
Fourth	$32.14	$27.72	$0.15	2.0%
Third	33.38	29.32	0.15	1.9
Second	32.88	27.88	0.15	2.0
First	34.00	26.25	0.10	1.3
* Dividend yield is calculated by annualizing the quarterly dividend per share and dividing by an average of the high and low price in the quarter.
A discussion of dividend restrictions is set forth in Note 20 of the Notes to Consolidated Financial Statements located on pages F-105 through F-106 of the Financial Section of this report and in the “Supervision and Regulation” section of this report.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2013
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders (1)	16,605,670	$44.15	8,376,239	(2)(3)
Equity compensation plans not approved by security holders (4)	189,136	34.98	—
Total	16,794,806	$44.04	8,376,239

(1)
Consists of options to acquire shares of common stock, par value $5.00 per share, issued under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan ("2006 LTIP"), the Amended and Restated 1997 Long-Term Incentive Plan and the Amended and Restated Comerica Incorporated Stock Option Plan for Non-Employee Directors. Does not include 107,529 restricted stock units equivalent to shares of common stock issued under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors and outstanding as of December 31, 2013, or 2,809,164 shares of restricted stock, restricted stock units and performance restricted stock units issued under the 2006 LTIP and outstanding as of December 31, 2013. There are no shares available for future issuances under any of these plans other than the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors and the 2006 LTIP. The Comerica Incorporated Incentive Plan for Non-Employee Directors was approved by the shareholders on May 18, 2004. The 2006 LTIP was approved by Comerica's shareholders on May 16, 2006, its amendment and restatement was approved by Comerica's shareholders on April 27, 2010 and its further amendment and restatement was approved by Comerica's shareholders on April 23, 2013.

(2)
Does not include shares of common stock purchased or available for purchase by employees under the Amended and Restated Employee Stock Purchase Plan, or contributed or available for contribution by Comerica on behalf of the employees. The Amended and Restated Employee Stock Purchase Plan was ratified and approved by the shareholders on May 18, 2004. Five million shares of Comerica's common stock have been registered for sale or awards to employees under the Amended and Restated Employee Stock Purchase Plan. As of December 31, 2013, 2,267,342 shares had been purchased by or contributed on behalf of employees, leaving 2,732,658 shares available for future sale or awards. If these shares available for future sale or awards under the Employee Stock Purchase Plan were included, the numbers shown in column (c) under "Equity compensation plans approved by security holders" and "Total" would both be 11,108,897.

(3)
These shares are available for future issuance under the 2006 LTIP in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards and under the Incentive Plan for Non-Employee Directors in the form of options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards. Under the 2006 LTIP, not more than a total of 8.55 million shares may be used for awards other than options and stock appreciation rights and not more than one million shares are available as incentive stock options. Further, no award recipient may receive more than 350,000 shares during any calendar year, and the maximum number of shares underlying awards of options and stock appreciation rights that may be granted to an award recipient in any calendar year is 350,000.

(4)
Includes options to purchase 189,136 shares of common stock, par value $5.00 per share, issued under the Amended and Restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan (“Sterling LTIP”), of which 153,111 shares were assumed by Comerica in connection with its acquisition of Sterling and 36,025 shares were granted to legacy Sterling employees subsequent to the acquisition. The weighted-average option price of the options assumed in connection with the acquisition of Sterling was $35.81 at December 31, 2013. Does not include 17,200 shares of restricted stock granted to legacy Sterling employees under the Sterling LTIP subsequent to the acquisition. The Sterling LTIP expired on April 28, 2013, and there are no shares available for future issuance under this plan.

Most of the equity awards made by Comerica during 2013 were granted under the shareholder-approved Amended and Restated 2006 Long-Term Incentive Plan.
Plans not approved by Comerica's shareholders include:
Amended and Restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan. Under the plan, stock awards in the form of options, restricted stock, performance awards, bonus shares, phantom shares and other stock-based awards may be granted to legacy Sterling employees. The maximum number of shares underlying awards of options, restricted stock, phantom shares and other stock-based awards that may be granted to an award recipient in any calendar year is 47,300, and the maximum amount of all performance awards that may be granted to an award recipient in any calendar year is $2,000,000. Awards are generally subject to a vesting schedule specified in the grant documentation. The exercise price of each option granted will be no less than the fair market value of each share of common stock subject to the option on the date the option was granted. The term of each option cannot be more than ten years, and the applicable grant documentation specifies the extent to which options may be exercised during their respective terms, including in the event of an employee's death, disability or termination of employment. To the extent that an award terminates, expires, lapses or is settled in cash, the shares subject to the award may be used again with respect to new grants under the Sterling LTIP. However, shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations may not be used again for grants under the Sterling LTIP Plan. The Sterling LTIP is administered by the Governance, Compensation and Nominating Committee of Comerica's Board of Directors. The Sterling LTIP expired on April 28, 2013. Accordingly, there are no shares available for future issuance under this plan.
For additional information regarding Comerica's equity compensation plans, please refer to Note 16 on pages F-96 through F-98 of the Notes to Consolidated Financial Statements located in the Financial Section of this report.
Performance Graph
Our performance graph is available under the caption "Performance Graph" on page F-2 of the Financial Section of this report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In November 2010, the Board of Directors of Comerica authorized the repurchase of up to 12.6 million shares of Comerica Incorporated outstanding common stock and authorized the purchase of up to all 11.5 million of Comerica's original outstanding warrants. On April 24, 2012 and April 23, 2013, the Board of Directors authorized the repurchase of up to an additional 5.7 million shares and up to an additional 10.0 million shares of Comerica Incorporated outstanding common stock, respectively. There is no expiration date for Comerica's share repurchase program. The following table summarizes Comerica's share repurchase activity for the year ended December 31, 2013.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2013	2,090	13,461		2,182	$33.94	$—
Total second quarter 2013	1,910	21,551	(d)	1,913	37.67	—
Total third quarter 2013	1,714	19,837		1,737	41.98	—
October 2013	1,057	18,780		1,060	40.37	—
November 2013	470	18,310		470	44.63	—
December 2013	183	18,127		183	45.29	—
Total fourth quarter 2013	1,710	18,127		1,713	42.07	—
Total 2013	7,424	18,127		7,545	38.58	—

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 122,000 shares (including 3,000 shares in the quarter ended December 31, 2013) purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2013. These transactions are not considered part of Comerica's repurchase program.

(c)	Comerica made no repurchases of warrants under the repurchase program during the year ended December 31, 2013.

(d)	Includes the impact of the additional share repurchase authorization approved by the Board on April 23, 2013.
Item 6.  Selected Financial Data.
Reference is made to the caption “Selected Financial Data” on page F-3 of the Financial Section of this report.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Reference is made to the sections entitled “2013 Overview and 2014 Outlook,” “Results of Operations," "Strategic Lines of Business," "Balance Sheet and Capital Funds Analysis," "Risk Management," "Critical Accounting Policies," "Supplemental Financial Data" and "Forward-Looking Statements" on pages F-4 through F-48 of the Financial Section of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Reference is made to the subheadings entitled “Market and Liquidity Risk,” “Operational Risk,” “Compliance Risk” and “Business Risk” on pages F-35 through F-40 of the Financial Section of this report.
Item 8.  Financial Statements and Supplementary Data.
Reference is made to the sections entitled “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Changes in Shareholders' Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” “Report of Management,” “Reports of Independent Registered Public Accounting Firm,” and “Historical Review” on pages F-49 through F-120 of the Financial Section of this report.

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
Internal Control over Financial Reporting
Management's annual report on internal control over financial reporting and the related attestation report of Comerica's registered public accounting firm are included on pages F-115 and F-116 in the Financial Section of this report.
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
The remainder of the response to this item will be included under the sections captioned “Information About Nominees,” “Committees and Meetings of Directors,” “Committee Assignments,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2014, which sections are hereby incorporated by reference.
Item 11.  Executive Compensation.
The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Governance, Compensation and Nominating Committee Report,” “2013 Summary Compensation Table,” “2013 Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End 2013,” “2013 Option Exercises and Stock Vested,” “Pension Benefits at Fiscal Year-End 2013,” “2013 Nonqualified Deferred Compensation,” and “Potential Payments upon Termination or Change of Control at Fiscal Year-End 2013” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2014, which sections are hereby incorporated by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information called for by this item with respect to securities authorized for issuance under equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.
The response to the remaining requirements of this item will be included under the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2014, which sections are hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Comerica,” “Transactions of Executive Officers with Comerica,” and “Information about Nominees” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2014, which sections are hereby incorporated by reference.
Item 14.  Principal Accountant Fees and Services.
The response to this item will be included under the section captioned “Independent Auditors” of Comerica's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2014, which section is hereby incorporated by reference.
PART IV

Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

1.	Financial Statements: The financial statements that are filed as part of this report are included in the Financial Section on pages F-49 through F-117.

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

FINANCIAL REVIEW AND REPORTS
Comerica Incorporated and Subsidiaries

PERFORMANCE GRAPH
The graph shown below compares the total returns (assuming reinvestment of dividends) of Comerica Incorporated common stock, the S&P 500 Index, and the Keefe Bank Index. The graph assumes $100 invested in Comerica Incorporated common stock (returns based on stock prices per the NYSE) and each of the indices on December 31, 2008 and the reinvestment of all dividends during the periods presented.

Comparison of Five Year Cumulative Total Return
Among Comerica Incorporated, Keefe Bank Index, and S&P 500 Index
(Assumes $100 Invested on 12/31/08 and Reinvestment of Dividends)

$300
$250
$200
$150
$100
$50
$0
Comerica Incorporated
Keefe Bank Index
S&P 500 Index

	2008	2009	2010	2011	2012	2013
Comerica Incorporated	100	150	216	134	160	255
Keefe Bank Index	100	98	121	93	124	171
S&P 500 Index	100	126	146	149	172	228

The performance shown on the graph is not necessarily indicative of future performance.

SELECTED FINANCIAL DATA

(dollar amounts in millions, except per share data)
Years Ended December 31	2013	2012	2011	2010	2009
EARNINGS SUMMARY
Net interest income	$1,672	$1,728	$1,653	$1,646	$1,567
Provision for credit losses	46	79	144	478	1,082
Noninterest income	826	818	792	789	1,050
Noninterest expenses	1,722	1,757	1,771	1,642	1,650
Provision (benefit) for income taxes	189	189	137	55	(131)
Income from continuing operations	541	521	393	260	16
Net income	541	521	393	277	17
Preferred stock dividends	—	—	—	123	134
Net income (loss) attributable to common shares	533	515	389	153	(118)
PER SHARE OF COMMON STOCK
Diluted earnings per common share:
Income (loss) from continuing operations	$2.85	$2.67	$2.09	$0.78	$(0.80)
Net income (loss)	2.85	2.67	2.09	0.88	(0.79)
Cash dividends declared	0.68	0.55	0.40	0.25	0.20
Common shareholders’ equity	39.23	36.87	34.80	32.82	32.27
Tangible common equity (a)	35.65	33.38	31.42	31.94	31.22
Market value	47.54	30.34	25.80	42.24	29.57
Average diluted shares (in millions)	187	192	186	173	149
YEAR-END BALANCES
Total assets	$65,227	$65,069	$61,008	$53,667	$59,249
Total earning assets	60,200	59,618	55,506	49,352	54,558
Total loans	45,470	46,057	42,679	40,236	42,161
Total deposits	53,292	52,191	47,755	40,471	39,665
Total medium- and long-term debt	3,543	4,720	4,944	6,138	11,060
Total common shareholders’ equity	7,153	6,942	6,868	5,793	4,878
Total shareholders’ equity	7,153	6,942	6,868	5,793	7,029
AVERAGE BALANCES
Total assets	$63,936	$62,572	$56,917	$55,553	$62,809
Total earning assets	59,091	57,483	52,121	51,004	58,162
Total loans	44,412	43,306	40,075	40,517	46,162
Total deposits	51,711	49,533	43,762	39,486	40,091
Total medium- and long-term debt	3,972	4,818	5,519	8,684	13,334
Total common shareholders’ equity	6,968	7,012	6,351	5,625	4,959
Total shareholders’ equity	6,968	7,012	6,351	6,068	7,099
CREDIT QUALITY
Total allowance for credit losses	$634	$661	$752	$936	$1,022
Total nonperforming loans	374	541	887	1,123	1,181
Foreclosed property	9	54	94	112	111
Total nonperforming assets	383	595	981	1,235	1,292
Net credit-related charge-offs	73	170	328	564	869
Net credit-related charge-offs as a percentage of average total loans	0.16%	0.39%	0.82%	1.39%	1.88%
Allowance for loan losses as a percentage of total period-end loans	1.32	1.37	1.70	2.24	2.34
Allowance for loan losses as a percentage of total nonperforming loans	160	116	82	80	83
RATIOS
Net interest margin (fully taxable equivalent)	2.84%	3.03%	3.19%	3.24%	2.72%
Return on average assets	0.85	0.83	0.69	0.50	0.03
Return on average common shareholders’ equity	7.76	7.43	6.18	2.74	(2.37)
Dividend payout ratio	23.29	20.52	18.96	27.78	n/m
Average common shareholders’ equity as a percentage of average assets	10.90	11.16	11.16	10.13	7.90
Tier 1 common capital as a percentage of risk-weighted assets (a)	10.64	10.14	10.37	10.13	8.18
Tier 1 capital as a percentage of risk-weighted assets	10.64	10.14	10.41	10.13	12.46
Tangible common equity as a percentage of tangible assets (a)	10.07	9.76	10.27	10.54	7.99

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.
n/m - not meaningful.

2013 OVERVIEW AND 2014 OUTLOOK
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
OVERVIEW

•
Net income was $541 million in 2013, an increase of $20 million, or 4 percent, compared to $521 million in 2012. Net income per diluted common share was $2.85 in 2013, compared to $2.67 in 2012. The most significant items contributing to the increase in net income are described below.

•
The provision for credit losses decreased $33 million in 2013, compared to 2012, primarily due to continued improvements in credit quality. Improvements in credit quality included a decline of $516 million in the Corporation's criticized loan list from December 31, 2012 to December 31, 2013. The Corporation's criticized loan list is consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities. Reflected in the decline in criticized loans was a decrease in nonaccrual loans of $169 million. Additional indicators of improved credit quality included a $43 million decrease in the inflow to nonaccrual loans (based on an analysis of nonaccrual loans with book balances greater than $2 million) and a $97 million decrease in net credit-related charge-offs in 2013, compared to 2012.

•
Average loans were $44.4 billion in 2013, an increase of $1.1 billion, or 3 percent, compared to 2012. The increase in average loans primarily reflected an increase of $1.7 billion, or 7 percent, in commercial loans, partially offset by a decrease of $686 million, or 6 percent, in commercial real estate loans (total real estate construction and commercial mortgage loans). The increase in commercial loans primarily reflected increases in National Dealer Services, general Middle Market, Energy and Technology and Life Sciences, partially offset by decreases in Mortgage Banker Finance and Corporate Banking.

•
Average deposits increased $2.2 billion, or 4 percent, to $51.7 billion in 2013, compared to 2012. The increase in average deposits reflected increases of $1.4 billion, or 7 percent, in average noninterest-bearing deposits and $1.1 billion, or 5 percent, in money market and interest-bearing checking deposits, partially offset by a decrease of $431 million, or 7 percent, in customer certificates of deposit. The increase in average deposits reflected increases in almost all lines of business and in all geographic markets.

•
Net interest income was $1.7 billion in 2013, a decrease of $56 million, or 3 percent, compared to 2012. The decrease in net interest income resulted primarily from a decrease in yields and a $22 million decrease in the accretion of the purchase discount on the acquired loan portfolio, partially offset by an increase in average earning assets of $1.6 billion and lower funding costs.

•
Noninterest income increased $8 million or 1 percent, in 2013, compared to 2012, resulting primarily from increases of $13 million in fiduciary income and $9 million in card fees, partially offset by a decrease of $13 million in net securities gains.

•
Noninterest expenses decreased $35 million, or 2 percent, in 2013, compared to 2012, resulting primarily from decreases of $35 million in merger and restructuring charges, $15 million in salaries expense and smaller decreases in most other categories of noninterest expense, partially offset by increases of $29 million in litigation-related expenses and $12 million in outside processing fees.

•	The quarterly dividend was increased 13 percent, to 17 cents per share, in the first quarter 2013, and further increased to 19 cents per share in the first quarter 2014.

•
Shares repurchased under the share repurchase program totaled 7.4 million shares in 2013 , which, combined with dividends, resulted in a total payout to shareholders of 76 percent percent of 2013 net income.

2014 OUTLOOK
Management expectations for 2014, compared to 2013, assuming a continuation of the slow growing economy and low rate environment, are as follows:

•
Average loan growth consistent with 2013, reflecting stabilization in Mortgage Banker Finance near average fourth quarter 2013 levels, improving trends in Commercial Real Estate and continued focus on pricing and structure discipline.

•
Net interest income modestly lower, reflecting a decline in purchase accounting accretion, to $10 million to $20 million, and the effect of a continued low rate environment, partially offset by loan growth.

•	Provision for credit losses stable as a result of stable net charge-offs and continued strong credit quality offset by loan growth.

•	Noninterest income stable, reflecting continued growth in customer-driven fee income.

•
Noninterest expenses lower, excluding litigation-related expenses, reflecting a more than 50 percent decrease in pension expense. Increases in merit, healthcare and regulatory costs mostly offset by continued expense discipline.

•	Income tax expense to approximate 28 percent of pre-tax income.

RESULTS OF OPERATIONS
The following provides a comparative discussion of the Corporation's consolidated results of operations for 2013 compared to 2012. A comparative discussion of results for 2012 compared to 2011 is provided at the end of this section. For a discussion of the Critical Accounting Policies that affect the Consolidated Results of Operations, see the "Critical Accounting Policies" section of this Financial Review.
ANALYSIS OF NET INTEREST INCOME - Fully Taxable Equivalent (FTE)

(dollar amounts in millions)
Years Ended December 31	2013			2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$27,971	$917	3.28%	$26,224	$903	3.44%	$22,208	$820	3.69%
Real estate construction loans	1,486	57	3.85	1,390	62	4.44	1,843	80	4.37
Commercial mortgage loans	9,060	372	4.11	9,842	437	4.44	10,025	424	4.23
Lease financing	847	27	3.23	864	26	3.01	950	33	3.51
International loans	1,275	48	3.74	1,272	47	3.73	1,191	46	3.83
Residential mortgage loans	1,620	66	4.09	1,505	68	4.55	1,580	83	5.27
Consumer loans	2,153	71	3.30	2,209	76	3.42	2,278	80	3.50
Total loans (a) (b)	44,412	1,558	3.51	43,306	1,619	3.74	40,075	1,566	3.91

Mortgage-backed securities available-for-sale	9,246	213	2.33	9,446	231	2.52	7,465	229	3.13
Other investment securities available-for-sale	391	2	0.48	469	4	0.77	706	6	0.72
Total investment securities available-for-sale (c)	9,637	215	2.25	9,915	235	2.43	8,171	235	2.91

Interest-bearing deposits with banks (d)	4,930	13	0.26	4,128	10	0.26	3,746	9	0.24
Other short-term investments	112	1	1.22	134	2	1.65	129	3	2.17
Total earning assets	59,091	1,787	3.03	57,483	1,866	3.27	52,121	1,813	3.49

Cash and due from banks	987			983			921
Allowance for loan losses	(622)			(693)			(838)
Accrued income and other assets	4,480			4,799			4,713
Total assets	$63,936			$62,572			$56,917

Money market and interest-bearing checking deposits	$21,704	28	0.13	$20,622	35	0.17	$19,088	47	0.25
Savings deposits	1,657	1	0.03	1,593	1	0.06	1,550	2	0.11
Customer certificates of deposit	5,471	23	0.42	5,902	31	0.53	5,719	39	0.68
Foreign office time deposits (e)	500	3	0.52	412	3	0.63	411	2	0.48
Total interest-bearing deposits	29,332	55	0.19	28,529	70	0.25	26,768	90	0.33
Short-term borrowings	211	—	0.07	76	—	0.12	138	—	0.13
Medium- and long-term debt (f)	3,972	57	1.45	4,818	65	1.36	5,519	66	1.20
Total interest-bearing sources	33,515	112	0.33	33,423	135	0.41	32,425	156	0.48

Noninterest-bearing deposits	22,379			21,004			16,994
Accrued expenses and other liabilities	1,074			1,133			1,147
Total shareholders’ equity	6,968			7,012			6,351
Total liabilities and shareholders’ equity	$63,936			$62,572			$56,917

Net interest income/rate spread (FTE)		$1,675	2.70		$1,731	2.86		$1,657	3.01

FTE adjustment (g)		$3			$3			$4

Impact of net noninterest-bearing sources of funds			0.14			0.17			0.18
Net interest margin (as a percentage of average earning assets) (FTE) (a) (c) (d)			2.84%			3.03%			3.19%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $49 million, $71 million and $53 million increased the net interest margin by 8 basis points, 12 basis points and 10 basis points in 2013, 2012 and 2011, respectively.

(b)	Nonaccrual loans are included in average balances reported and in the calculation of average rates.

(c)	Average rate based on average historical cost. Carrying value exceeded average historical cost by $92 million, $255 million and $111 million in 2013, 2012 and 2011, respectively.

(d)
Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 23 basis points, 21 basis points and 22 basis points in 2013, 2012 and 2011, respectively.

(e)	Includes substantially all deposits by foreign depositors; deposits are primarily in excess of $100,000.

(f)
Medium- and long-term debt average balances included $345 million, $336 million and $304 million in 2013, 2012 and 2011, respectively, for the gain attributed to the risk hedged with interest rate swaps. Interest expense on medium-and long-term debt was reduced by $72 million, $69 million and $72 million in 2013, 2012 and 2011, respectively, for the net gains on these fair value hedge relationships.

(g)	The FTE adjustment is computed using a federal tax rate of 35%.

RATE/VOLUME ANALYSIS - FTE

(in millions)
Years Ended December 31	2013/2012					2012/2011
	Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)		Increase (Decrease) Due to Rate		Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Commercial loans	$(43)		$57	$14		$(55)		$138	$83
Real estate construction loans	(9)		4	(5)		1		(19)	(18)
Commercial mortgage loans	(33)		(32)	(65)		21		(8)	13
Lease financing	2		(1)	1		(4)		(3)	(7)
International loans	1		—	1		(1)		2	1
Residential mortgage loans	(7)		5	(2)		(12)		(3)	(15)
Consumer loans	(3)		(2)	(5)		(2)		(2)	(4)
Total loans	$(92)	(b)	$31	$(61)	(b)	(52)	(b)	105	53	(b)

Mortgage-backed securities available-for-sale	(17)		(1)	(18)		(45)		47	2
Other investment securities available-for-sale	(2)		—	(2)		—		(2)	(2)
Total investment securities available-for-sale	(19)		(1)	(20)		(45)		45	—

Interest-bearing deposits with banks	—		3	3		1		—	1
Other short-term investments	—		(1)	(1)		(1)		—	(1)
Total interest income (FTE)	(111)		32	(79)		(97)		150	53

Interest Expense:
Money market and interest-bearing checking deposits	(9)		2	(7)		(15)		3	(12)
Savings deposits	—		—	—		(1)		—	(1)
Customer certificates of deposit	(6)		(2)	(8)		(9)		1	(8)
Foreign office time deposits	—		—	—		1		—	1
Total interest-bearing deposits	(15)		—	(15)		(24)		4	(20)

Medium- and long-term debt	4		(12)	(8)		9		(10)	(1)
Total interest expense	(11)		(12)	(23)		(15)		(6)	(21)

Net interest income (FTE)	$(100)		$44	$(56)		$(82)		$156	$74

(a)	Rate/volume variances are allocated to variances due to volume.

(b)	Reflected a decrease of $22 million and an increase of $18 million in accretion of the purchase discount on the acquired loan portfolio in 2013 and 2012, respectively.
NET INTEREST INCOME
Net interest income is the difference between interest and yield-related fees earned on assets and interest paid on liabilities. FTE adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis. The FTE adjustment totaled $3 million in both 2013 and 2012 and $4 million in 2011. Gains and losses related to the effective portion of risk management interest rate swaps that qualify as hedges are included with the interest expense of the hedged item. Net interest income on a FTE basis comprised 67 percent of total revenues in 2013 and 68 percent in 2012 and 2011. The “Analysis of Net Interest Income-Fully Taxable Equivalent” table of this financial review provides an analysis of net interest income for the years ended December 31, 2013, 2012 and 2011. The rate-volume analysis in the table above details the components of the change in net interest income on a FTE basis for 2013 compared to 2012 and 2012 compared to 2011.
Net interest income was $1.7 billion in 2013, a decrease of $56 million compared to 2012. The decrease in net interest income in 2013, compared to 2012, resulted primarily from a decrease in yields and a $22 million decrease in the accretion of the purchase discount on the acquired loan portfolio, partially offset by the benefit from a $1.6 billion, or 3 percent, increase in average earning assets and lower funding costs. The increase in average earning assets primarily reflected increases of $1.1 billion in average loans and $802 million in average interest-bearing deposits with banks, partially offset by a decrease of $278 million in average investment securities available-for-sale.
The net interest margin (FTE) in 2013 decreased 19 basis points to 2.84 percent, from 3.03 percent in 2012, primarily from decreased yields on loans and mortgage-backed investment securities, a decrease in accretion of the purchase discount on the acquired loan portfolio and an increase in excess liquidity, partially offset by lower deposit rates. The decrease in loan yields reflected competitive pricing in the low interest rate environment, a shift in the average loan portfolio mix, largely due to volume shifts in business mix, as well as lower LIBOR rates, positive credit quality migration throughout the portfolio, an increase in lower-yielding average commercial loans and a decrease in higher-yielding commercial mortgage loans. Yields on mortgage-

backed investment securities decreased as a result of prepayments on higher-yielding securities and new investments in lower-yielding securities impacted by the lower rate environment. Accretion of the purchase discount on the acquired loan portfolio increased the net interest margin by 8 basis points in 2013, compared to 12 basis points in 2012, and excess liquidity reduced the net interest margin by approximately 23 basis points in 2013, compared to 21 basis points in 2012. Excess liquidity was represented by $5.9 billion and $4.0 billion of average balances deposited with the Federal Reserve Bank (FRB) in 2013 and 2012, respectively, included in “interest-bearing deposits with banks” on the consolidated balance sheets.
The Corporation utilizes various asset and liability management strategies to manage net interest income exposure to interest rate risk. Refer to the “Market and Liquidity Risk” section of this financial review for additional information regarding the Corporation's asset and liability management policies.
PROVISION FOR CREDIT LOSSES
The provision for credit losses was $46 million in 2013, compared to $79 million in 2012. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. The provision for loan losses was $42 million in 2013, compared to $73 million in 2012. Credit quality in the loan portfolio continued to improve in 2013, compared to 2012. Improvements in credit quality included a decline of $516 million in the Corporation's criticized loan list from December 31, 2012 to December 31, 2013. Reflected in the decline in criticized loans was a decrease in nonaccrual loans of $169 million. The Corporation's criticized loan list is consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities.
Net loan charge-offs in 2013 decreased $97 million to $73 million, or 0.16 percent of average total loans, compared to $170 million, or 0.39 percent, in 2012. The $97 million decrease in net loan charge-offs in 2013, compared to 2012, reflected decreases in all geographic markets and across almost all business lines.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was $4 million in 2013, compared to a provision of $6 million in 2012. The $2 million decrease in the provision for credit losses on lending-related commitments in 2013, compared to 2012, resulted primarily from the reduction of specific reserves established in 2012 for set aside/bonded stop loss commitments related to residential real estate construction credits in the California market. The reserves for set aside/bonded stop loss commitments were reduced in 2013 as the underlying commitments were funded and simultaneously charged-off against the allowance for loan losses. Lending-related commitment charge-offs were insignificant in 2013 and 2012.
For further discussion of the allowance for loan losses and the allowance for credit losses on lending-related commitments, including the methodology used in the determination of the allowances and an analysis of the changes in the allowances, refer to the "Credit Risk" and "Critical Accounting Policies" sections of this financial review.
NONINTEREST INCOME

(in millions)
Years Ended December 31	2013	2012	2011
Customer-driven income:
Service charges on deposit accounts	$214	$214	$208
Fiduciary income	171	158	151
Commercial lending fees	99	96	87
Card fees (a)	74	65	77
Letter of credit fees	64	71	73
Foreign exchange income	36	38	40
Brokerage fees	17	19	22
Other customer-driven income (a) (b)	88	89	70
Total customer-driven noninterest income	763	750	728
Noncustomer-driven income:
Bank-owned life insurance	40	39	37
Net securities gains (losses)	(1)	12	14
Other noncustomer-driven income (a) (b)	24	17	13
Total noninterest income	$826	$818	$792

(a)
In 2013, the Corporation reclassified PIN-based interchange and certain other similar fees to "card fees" from "other noninterest income." Prior period amounts reclassified to conform to current presentation were $18 million for 2012 ($11 million from "other customer-driven income" and $7 million from "other noncustomer-driven income") and $19 million for 2011 ($13 million from "other customer-driven income" and $6 million from "other noncustomer-driven income").

(b)	The table below provides further details on certain categories included in other noninterest income.

Noninterest income increased $8 million to $826 million in 2013, compared to $818 million in 2012. An analysis of significant year over year changes by individual line item follows.
Fiduciary income increased $13 million, or 8 percent, to $171 million in 2013, compared to $158 million in 2012. Personal and institutional trust fees are the two major components of fiduciary income. These fees are based on services provided and assets managed. Fluctuations in the market values of the underlying assets managed, which include both equity and fixed income securities, impact fiduciary income. The increase in 2013 was primarily due to an increase in personal trust fees, largely driven by an increase in the volume of fiduciary services sold and the favorable impact on fees of market value increases.
Commercial lending fees increased $3 million, or 3 percent, to $99 million in 2013, compared to $96 million in 2012, and increased $9 million, or 10 percent, in 2012, compared to 2011. The increase was due to an increase in fees earned on the unused portion of lines of credit. Syndication agent fees remained stable in 2013, compared to 2012.
Card fees, which consist primarily of interchange fees earned on debit cards and commercial cards, increased $9 million, or 14 percent, to $74 million in 2013, compared to $65 million in 2012. The increase in 2013 primarily reflected volume-driven increases in commercial charge card and debit card interchange revenue.
Letter of credit fees decreased $7 million, or 10 percent, to $64 million in 2013, compared to $71 million in 2012. The decrease in 2013 was primarily due to a decrease in the volume of letters of credit outstanding.
Net securities gains (losses) decreased $13 million to a net loss of $1 million in 2013, compared to a net gain of $12 million in 2012. The net securities loss in 2013 primarily reflected charges related to a derivative contract tied to the conversion rate of Visa Class B shares. Net securities gains in 2012 reflected $14 million of gains on the redemption of auction-rate securities, partially offset by $2 million of charges related to the derivative contract tied to the conversion rate of Visa Class B shares. For further information about the derivative contract tied to the conversion rate of Visa Class B shares, refer to Note 2 to the consolidated financial statements.
Other noninterest income increased $6 million, or 6 percent, to $112 million in 2013, compared to $106 million in 2012, primarily reflecting increases in deferred compensation plan asset returns, income from principal investing and warrants. In addition, income recognized from the Corporation's third-party credit card provider increased $5 million in 2013, compared to 2012, primarily reflecting a change in the timing of the recognition of incentives from annually to quarterly in 2013. The following table illustrates certain categories included in "other noninterest income" on the consolidated statements of income.

(in millions)
Years Ended December 31	2013	2012	2011
Other noninterest income:
Other customer-driven income:
Customer derivative income	$25	$25	$16
Investment banking fees	19	20	13
All other customer-driven income	44	44	41
Total other customer-driven income	88	89	70
Other noncustomer-driven income:
Securities trading income	14	19	14
Deferred compensation plan asset returns (a)	13	7	2
Income from principal investing and warrants	14	8	15
Income from third-party credit card provider	14	9	4
Amortization of low income housing investments	(57)	(57)	(52)
All other noncustomer-driven income	26	31	30
Total other noncustomer-driven income	24	17	13
Total other noninterest income	$112	$106	$83

(a)
Compensation deferred by the Corporation's officers is invested based on investment selections of the officers. Income earned on these assets is reported in noninterest income and the offsetting increase in liability is reported in salaries expense.

NONINTEREST EXPENSES

(in millions)
Years Ended December 31	2013	2012	2011
Salaries	$763	$778	$770
Employee benefits	246	240	205
Total salaries and employee benefits	1,009	1,018	975
Net occupancy expense	160	163	169
Equipment expense	60	65	66
Outside processing fee expense	119	107	101
Software expense	90	90	88
Litigation-related expenses	52	23	10
FDIC insurance expense	33	38	43
Advertising expense	21	27	28
Other real estate expense	2	9	22
Merger and restructuring charges	—	35	75
Other noninterest expenses	176	182	194
Total noninterest expenses	$1,722	$1,757	$1,771
Noninterest expenses decreased $35 million, or 2 percent, to $1.7 billion in 2013, compared to $1.8 billion in 2012, and decreased $14 million, or 1 percent, in 2012, compared to 2011. An analysis of increases and decreases by individual line item is presented below.
Salaries expense decreased $15 million, or 2 percent, to $763 million in 2013, compared to $778 million in 2012. The decrease in salaries expense primarily reflected reduced staffing levels and lower executive incentive compensation, partially offset by an increase in deferred compensation expense and annual merit increases. The Corporation's incentive programs are designed to reward performance and provide market competitive total compensation opportunity. Business unit incentives are tied to various financial and strategic business objectives, while executive incentives are tied to the Corporation's overall performance and peer-based comparisons of results. The increase in deferred compensation expense was offset by an increase in deferred compensation plan asset returns in noninterest income.
Employee benefits expense increased $6 million, or 3 percent, to $246 million in 2013, compared to $240 million in 2012. The increase in employee benefits expense was primarily due to an $11 million increase in defined benefit pension expense, largely driven by declines in the discount rate and the expected long-term rate of return on plan assets, partially offset by a decrease in staff insurance expense.
Net occupancy and equipment expense decreased $8 million, or 4 percent, to $220 million in 2013, compared to $228 million in 2012. The decrease was primarily due to savings associated with leased properties exited in 2012, lower utility expense resulting primarily from a combination of favorable price renegotiations and conservation efforts, and a reduction in equipment depreciation expense, in part reflecting delayed replacement of fully depreciated assets, partially offset by an increase in maintenance expense and an increase in property tax expense as a result of refunds received in 2012 related to settlements of tax appeals.
Outside processing fee expense increased $12 million, or 11 percent, to $119 million in 2013, compared to $107 million in 2012. The increase was primarily due to increased activity tied to fee-based revenue growth, transactional costs related to increased volume and outsourcing of certain operational functions.
Litigation-related expenses increased $29 million to $52 million in 2013, compared to $23 million in 2012, primarily reflecting an increase in legal reserves based on a $52 million unfavorable jury verdict on a lender liability case announced in January 2014. For further information about legal proceedings, refer to Note 21 to the consolidated financial statements.
FDIC insurance expense decreased $5 million, or 13 percent, to $33 million in 2013, compared to $38 million in 2012. The decrease in 2013 was primarily the result of lower assessment rates, reflecting improvements in the Corporation's risk profile used in determining the quarterly assessment rate.
Advertising expense decreased $6 million, or 22 percent, to $21 million in 2013, compared to $27 million in 2012, primarily reflecting timing changes related to certain marketing campaigns.
Other real estate expense decreased $7 million to $2 million in 2013, from $9 million in 2012. Other real estate expense includes write-downs, net gains (losses) on sales, and carrying costs related primarily to foreclosed property. The decrease in 2013 was primarily due to decreases in write-downs and carrying costs.
Other noninterest expenses decreased $6 million, or 3 percent, to $176 million in 2013, from $182 million in 2012. The decrease primarily reflected decreases of $6 million in operational losses, $7 million in legal fees and $5 million in core deposit intangible amortization, partially offset by an $8 million decrease in net gains recognized on sales of assets and a $5 million loss on other foreclosed property in 2013. Operational losses include traditionally defined operating losses, such as fraud and processing losses, as well as uninsured losses.
INCOME TAXES AND RELATED ITEMS
The provision for income taxes was $189 million in both 2013 and 2012, and $137 million in 2011. An increase in taxes due to increased pretax income in 2013 was offset by certain federal and state tax discrete items and the release of certain tax reserves in 2013.
Net deferred tax assets were $256 million at December 31, 2013, compared to $254 million at December 31, 2012. The increase of $2 million resulted primarily from increases in net unrealized losses on investment securities available-for-sale and legal reserves as well as a decrease in deferred tax liabilities related to lease financing transactions. This was partially offset by a decrease in deferred tax assets related to defined benefit plans, a decrease in the allowance for loan losses, accretion of the purchase discount on the acquired Sterling loan portfolio and the utilization of tax credits. Included in net deferred tax assets at December 31, 2013 were deferred tax assets of $500 million. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed at both December 31, 2013 and December 31, 2012. This conclusion was based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events.
2012 RESULTS OF OPERATIONS COMPARED TO 2011
Net interest income was $1.7 billion in 2012, an increase of $75 million compared to 2011. The increase in net interest income in 2012 resulted primarily from a $5.4 billion increase in average earning assets and an $18 million increase in the accretion of the purchase discount on the acquired Sterling Bancshares, Inc. (Sterling) loan portfolio, partially offset by a decrease in yields. Average earning assets increased $5.4 billion, or 10 percent, to $57.5 billion in 2012 in part due to the full-year impact of earning assets acquired from Sterling in 2012, compared to a five-month impact in 2011. The increase in average earning assets primarily reflected increases of $3.2 billion in average loans, $1.7 billion in average investment securities available-for-sale and $371 million in average interest-bearing deposits with banks.
The net interest margin (FTE) in 2012 decreased 16 basis points to 3.03 percent, from 3.19 percent in 2011, primarily from decreased yields on loans and mortgage-backed investment securities, partially offset by lower deposit rates and an increase in accretion of the purchase discount on the Sterling acquired loan portfolio. The decrease in loan yields reflected a shift in the average loan portfolio mix, largely due to an increase in lower-yielding average commercial loans as well as a decrease in higher-yielding commercial real estate loans, the maturity of higher-yielding fixed-rate loans and positive credit quality migration throughout the portfolio, partially offset by an increase in interest recognized on nonaccrual loans. Yields on mortgage-backed investment securities decreased as a result of prepayments on higher-yielding securities and new investments in lower-yielding securities impacted by the lower rate environment. Accretion of the purchase discount on the acquired Sterling loan portfolio increased the net interest margin by 12 basis points in 2012, compared to 10 basis points in 2011, and excess liquidity reduced the net interest margin by approximately 21 basis points in 2012, compared to 22 basis points 2011. Excess liquidity was represented by $4.0 billion and $3.7 billion of average balances deposited with the FRB in 2012 and 2011, respectively, included in “interest-bearing deposits with banks” on the consolidated balance sheets. The "Analysis of Net Interest Income - Fully Taxable Equivalent (FTE)" and "Rate/Volume Analysis - FTE" tables under the "Net Interest Income" subheading in this section above provide an analysis of net interest income (FTE) for 2012 and 2011 and details the components of the change in net interest income on a FTE basis for 2012 compared to 2011.
The provision for credit losses, which includes both the provision for loan losses and the provision for credit losses on lending-related commitments, was $79 million in 2012, compared to $144 million in 2011. The provision for loan losses was $73 million in 2012 compared to $153 million in 2011. The $80 million decrease in the provision for loan losses in 2012, when compared to 2011, resulted primarily from continued improvements in credit quality, including a decrease of $1.2 billion in the Corporation's criticized loan list and a decrease of $341 million in the inflow to nonaccrual loans. Net loan charge-offs in 2012 decreased $158 million to $170 million, or 0.39 percent of average total loans, compared to $328 million, or 0.82 percent, in 2011, primarily reflecting decreases in Middle Market ($74 million), Small Business ($45 million), Private Banking ($17 million) and Commercial Real Estate ($15 million). The provision for credit losses on lending-related commitments was a provision of $6 million in 2012, compared to a benefit of $9 million in 2011. The $15 million increase in the provision for credit losses on lending-related commitments resulted primarily from the establishment of specific reserves in the second quarter 2012 for set aside/bonded stop loss commitments related to residential real estate construction credits in the California market and an increase in the probability of draw applied to all remaining unfunded commitments effective in 2012 as a result of an updated analysis of borrower draw behavior. Lending-related commitment charge-offs were insignificant in 2012 and 2011.
Noninterest income increased $26 million to $818 million in 2012, compared to $792 million in 2011. Service charges on deposit accounts increased $6 million, or 4 percent, in 2012, primarily due to the full-year impact of Sterling in 2012, compared to a five-month impact from Sterling in 2011. Fiduciary income increased $7 million, or 5 percent, primarily due to an increase in personal trust fees, largely driven by an increase in the volume of fiduciary services sold, the favorable impact on fees of market value increases and an increase in service fees collected on estate administration services. Commercial lending fees increased $9 million, or 10 percent, primarily due to an increase in syndication agent fees, reflecting a higher volume of activity in 2012. Card fees decreased $12 million in 2012, primarily due to the impact of regulatory limits on debit card transaction processing fees implemented in the fourth quarter 2011. Brokerage fees decreased $3 million, or 14 percent, in 2012, compared to 2011. Brokerage fees include commissions from retail brokerage transactions and mutual fund sales and are subject to changes in the level of market activity. The decrease in 2012 was primarily due to the compression of short-term interest rates and a decline in transaction volume. Other noninterest income increased $23 million, or 27 percent, in 2012, compared to 2011. The increase primarily reflected increases of $9 million in customer derivative income, $7 million in investment banking fees, $5 million in securities trading income and $5 million in deferred compensation plan asset returns, partially offset by a $7 million decrease in income from principal investing and warrants. Refer to the table provided under the “Noninterest Income” subheading previously in this section for the details of certain categories included in other noninterest income.
Noninterest expenses decreased $14 million, or 1 percent, in 2012, compared to 2011, primarily due to the full-year impact of Sterling in 2012, compared to a five-month impact in 2011, and annual merit increases, partially offset by a reduction in staffing levels and lower executive incentive compensation. Employee benefits expense increased $35 million, or 17 percent in 2012, primarily from a $28 million increase in defined benefit pension expense, largely driven by declines in the discount rate and the expected long-term rate of return on plan assets, and the result of the full-year impact of Sterling in 2012, compared to a five-month impact in 2011. Net occupancy and equipment expense increased $7 million, or 3 percent, in 2012, primarily due to optimizing real estate usage in the Michigan market early in the first quarter 2012, lower maintenance and repair costs, and the receipt of property tax refunds related to settlements of tax appeals, partially offset by the full-year impact of the addition of Sterling banking centers, compared to a five-month impact in 2011. Outside processing fee expense increased $6 million, or 6 percent, in 2012, primarily due to higher volumes in activity-based processing charges and increased fees related to the Corporation's outsourcing of lockbox services. Litigation-related expenses increased $13 million in 2012, resulting primarily from developments in certain litigation claims in 2012. FDIC insurance expense decreased $5 million, or 12 percent, in 2012, primarily the result of lower assessment rates as well as the full-year impact of the implementation of changes to the deposit insurance assessments system which were effective April 1, 2011. Other real estate expense decreased $13 million in 2012, primarily due to decreases in write-downs and losses on sales of foreclosed property. The Corporation recognized merger and restructuring charges of $35 million in 2012 and $75 million in 2011 in connection with the acquisition of Sterling in 2011. Merger and restructuring charges included facilities and contract termination charges, systems integration and related charges, severance and other employee-related charges and transaction-related costs. The restructuring plan was completed in 2012 and resulted in cumulative costs of $110 million. Other noninterest expenses decreased $12 million in 2012, primarily reflecting a $12 million decrease in legal fees and a $10 million increase in net gains recognized on sales of assets, partially offset by an $8 million increase in operational losses.
The provision for income taxes was $189 million in 2012, compared to $137 million in 2011. The $52 million increase in the provision for income taxes was due primarily to an increase in pretax income in 2012. In addition, the provision for income taxes for 2011 included a $19 million charge related to a final settlement agreement with the Internal Revenue Service (IRS) involving the repatriation of foreign earnings on a structured investment transaction, partially offset by the release of tax reserves of $7 million due to the Corporation's participation in a state of California voluntary compliance initiative.

STRATEGIC LINES OF BUSINESS
BUSINESS SEGMENTS
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 22 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business segments for the years ended December 31, 2013, 2012 and 2011.
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
In 2013, the Corporation changed the method of assigning the allowance for loan losses to each segment. In 2012, national probability of default and loss given default statistics were incorporated into the Corporation's allowance methodology. Each segment was assigned an allowance for loan losses based on market-specific standard reserve factors applied to the loans in each segment, and the difference between the total allowance required on a national basis and the market-specific allowances was allocated based on the relative loan balances in each segment. Effective 2013, each segment was assigned an allowance for loan losses by applying national standard reserve factors to the loan balances in each segment by risk rating distribution. This change was retroactively applied to 2012. Also in 2013, the Corporation changed the method of allocating FDIC insurance expense to the segments as well as certain noninterest income and expense associated with commercial charge cards. The changes did not have a material impact on segment operating results. The table and narrative below present the business segment results, including prior periods, based on the structure and methodologies in effect at December 31, 2013.
The following table presents net income (loss) by business segment.

(dollar amounts in millions)
Years Ended December 31	2013		2012		2011
Business Bank	$785	86%	$826	88%	$699	92%
Retail Bank	42	5	50	5	18	3
Wealth Management	87	9	67	7	41	5
	914	100%	943	100%	758	100%
Finance	(376)		(382)		(316)
Other (a)	3		(40)		(49)
Total	$541		$521		$393
(a)    Includes items not directly associated with the three major business segments or the Finance Division.

The Business Bank's net income of $785 million in 2013 decreased $41 million, compared to $826 million in 2012. Net interest income (FTE) of $1.5 billion decreased $14 million in 2013, primarily due to lower loan yields and a $7 million decrease in accretion of the purchase discount on the acquired loan portfolio, partially offset by the benefit provided by a $1.0 billion increase in average loans, a decrease in net FTP charges and lower deposit rates. Average deposits increased $1.3 billion in 2013, compared to 2012. The provision for credit losses increased $20 million, to $54 million in 2013, compared to the prior year, primarily due to 2013 enhancements to the approach utilized to determine the allowance for loan losses, partially offset by improvements in credit quality. Net credit-related charge-offs of $43 million decreased $64 million in 2013, compared to 2012, primarily reflecting decreases in Commercial Real Estate and general Middle Market. Noninterest income of $326 million in 2013 increased $7 million from the prior year, primarily due to increases in warrant income ($5 million), card fees ($4 million) and service charges on deposit accounts ($4 million), partially offset by a decrease in letter of credit fees ($6 million). Noninterest expenses of $643 million in 2013 increased $41 million compared to the prior year, primarily due to an increase in litigation-related expenses ($51 million), primarily related to an unfavorable jury verdict on a lender liability case, a loss on other foreclosed property in 2013 ($5 million), and the impact of large gains recognized on the sale of assets in 2012 ($5 million), partially offset by small decreases in several other noninterest expense categories.
Net income for the Retail Bank of $42 million in 2013 decreased $8 million, compared to net income of $50 million in 2012. Net interest income (FTE) of $610 million decreased $37 million in 2013, primarily due to a decrease in net FTP credits, a $15 million decrease in accretion of the purchase discount on the acquired loan portfolio and lower loan yields, partially offset by lower deposit rates. Average loans decreased $19 million and average deposits increased $624 million. The provision for credit losses of $13 million in 2013 decreased $11 million from the prior year, primarily reflecting decreases in Small Business and Retail Banking. Net credit-related charge-offs of $22 million in 2013 decreased $18 million compared to 2012, primarily reflecting decreases in Small Business and Retail Banking in the three primary geographic markets. Noninterest income of $175 million in 2013 increased $2 million compared to 2012, primarily the result of an increase in card fees ($5 million), primarily due to the change in the method of allocating commercial card income as discussed above, partially offset by a decrease in service charges on deposit accounts ($4 million). Noninterest expenses of $708 million in 2013 decreased $15 million from the prior year, primarily due to decreases in FDIC deposit insurance expense ($4 million), in part due to the change in allocation method as discussed above, corporate overhead expense ($3 million) and smaller decreases in several other noninterest expense categories.
Wealth Management's net income of $87 million in 2013 increased $20 million, compared to $67 million in 2012. Net interest income (FTE) of $184 million in 2013 decreased $3 million compared to 2012, primarily due to lower loan yields, partially offset by the benefit provided by a $122 million increase in average loans. Average deposits increased $95 million. The provision for credit losses was a benefit of $18 million in 2013, a decrease of $37 million compared to 2012, primarily due to improvements in credit quality. Net credit-related charge-offs were $8 million in 2013, compared to $23 million in 2012. Noninterest income of $252 million decreased $6 million from the prior year, primarily reflecting decreases in net securities gains from the redemption of auction-rate securities ($13 million) and securities trading income ($5 million), partially offset by an increase in fiduciary income ($13 million). Noninterest expenses of $319 million in 2013 decreased $1 million from the prior year.
The net loss in the Finance segment was $376 million in 2013, compared to a net loss of $382 million in 2012. Net interest expense (FTE) of $653 million in 2013 decreased $5 million, compared to 2012, primarily reflecting a decrease in net FTP expense as a result of lower net rates paid to the business segments under the Corporation's internal FTP methodology as described above, partially offset by an $18 million decrease in interest earned on mortgage-backed investment securities. The Finance Division pays the three major business segments for the long-term value of deposits based on their implied lives. The three major business segments pay the Finance Division for funding based on the pricing and term characteristics of their loans. Noninterest income of $61 million in 2013 increased $1 million compared to 2012. Noninterest expenses of $10 million in 2013 decreased $2 million from the prior year.
Net income in the Other category of $3 million in 2013 increased $43 million, compared to a net loss of $40 million in 2012. The increase in net income primarily reflected a $58 million decrease in noninterest expenses, largely due to decreases in merger and restructuring charges ($35 million) and litigation-related expenses ($16 million).

MARKET SEGMENTS
Market segment results are provided for the Corporation's three primary geographic markets: Michigan, California and Texas. In addition to the three primary geographic markets, Other Markets is also reported as a market segment. The Finance & Other category includes the Finance segment and the Other category as previously described in the "Business Segments" section of this financial review. The table and narrative below present the market segment results, including prior periods, based on the structure and methodologies in effect at December 31, 2013. Note 22 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the years ended December 31, 2013, 2012 and 2011.
The following table presents net income (loss) by market segment.

(dollar amounts in millions)
Years Ended December 31	2013		2012		2011
Michigan	$261	29%	$306	33%	$228	30%
California	268	29	258	27	220	29
Texas	177	19	182	19	175	23
Other Markets	208	23	197	21	135	18
	914	100%	943	100%	758	100%
Finance & Other (a)	(373)		(422)		(365)
Total	$541		$521		$393
(a)    Includes items not directly associated with the market segments.
The Michigan market's net income of $261 million in 2013 decreased $45 million, compared to net income of $306 million in 2012. Net interest income (FTE) of $751 million in 2013 decreased $26 million, primarily due to lower loan yields, a decrease in net FTP credits and the impact of a $157 million decrease in average loans, partially offset by lower deposit rates. Average deposits increased $773 million. The provision for credit losses was a benefit of $12 million in 2013, compared to a benefit of $16 million in the prior year, primarily due to 2013 enhancements to the approach utilized to determine the allowance for loan losses, partially offset by improvements in credit quality and lower loan balances. Net credit-related charge-offs of $6 million for 2013 decreased $35 million from the prior year, primarily reflecting decreases in Commercial Real Estate and general Middle Market. Noninterest income of $357 million in 2013 decreased $28 million from 2012, primarily due to a decrease in card fees ($19 million), due to the change in the method of allocating commercial card income as discussed above, and small decreases in several other noninterest income categories, partially offset by an increase in fiduciary income ($4 million). Noninterest expenses of $714 million in 2013 increased $7 million from the prior year, primarily due to an increase in litigation-related expenses ($50 million), primarily due to an unfavorable jury verdict on a lender liability case, and the impact of large gains recognized on the sale of assets in 2012 ($5 million), partially offset by decreases in outside processing fees ($7 million), operational losses ($7 million), corporate overhead expense ($6 million) and small decreases in most noninterest expense categories.
The California market's net income of $268 million increased $10 million in 2013, compared to $258 million in 2012. Net interest income (FTE) of $692 million for 2013 was unchanged from the prior year, as the benefits provided by a $1.2 billion increase in average loans and lower deposit rates were offset by lower loan yields and a decrease in net FTP credits. Average deposits increased $137 million. The provision for credit losses of $18 million in 2013 increased $1 million from the prior year, primarily due to loan growth and 2013 enhancements to the approach utilized to determine the allowance for loan losses, largely offset by improvements in credit quality. Net credit-related charge-offs of $27 million in 2013 decreased $20 million compared to 2012, primarily reflecting a decrease in charge-offs in general Middle Market. Noninterest income of $150 million in 2013 increased $14 million from the prior year, primarily due to increases in card fees ($11 million), due to the change in the method of allocating commercial card income as discussed above, and warrant income ($5 million). Noninterest expenses of $396 million in 2013 increased $1 million from the prior year, primarily due to a loss on other foreclosed property in 2013 ($5 million) and an increase in salaries and employee benefits ($3 million), partially offset by a decrease in operational losses ($5 million) and small decreases in several noninterest expense categories.
The Texas market's net income decreased $5 million to $177 million in 2013, compared to $182 million in 2012. Net interest income (FTE) of $541 million in 2013 decreased $23 million from the prior year, primarily due to a $21 million decrease in accretion of the purchase discount on the acquired loan portfolio and lower loan yields, partially offset by the benefit provided by a $437 million increase in average loans. Average deposits increased $207 million in 2013, compared to the prior year. The provision for credit losses of $35 million in 2013 decreased $12 million from the prior year, primarily reflecting improvements in credit quality. Net credit-related charge-offs of $20 million for 2013 decreased $2 million from the prior year. Noninterest income of $132 million in 2013 increased $8 million from the prior year, primarily due to an increase in card fees of $7 million, due to the change in the method of allocating commercial card income as discussed above. Noninterest expenses of $363 million in 2013 increased $3 million from 2012 due to small increases in several noninterest categories.
Net income in Other Markets of $208 million in 2013 increased $11 million compared to $197 million in 2012. Net interest income (FTE) of $313 million in 2013 decreased $5 million from the prior year, primarily due to the impact of a $412 million decrease in average loans and lower loan yields, partially offset by an increase in net FTP credits, primarily resulting from the benefit provided by a $934 million increase in average deposits.The provision for credit losses decreased $21 million in 2013, compared to the prior year, primarily reflecting lower loan balances and improvements in credit quality. Net credit-related charge-offs of $20 million in 2013 decreased $40 million from the prior year, primarily reflecting decreases in Private Banking and Commercial Real Estate. Noninterest income of $114 million in 2013 increased $9 million from the prior year, primarily reflecting increases in card fees ($11 million), in part due to the change in the method of allocating commercial card income as discussed above, fiduciary income ($8 million) and small increases in several other noninterest income categories, partially offset by a decrease in net securities gains from the redemption of auction-rate securities ($13 million). Noninterest expenses of $197 million in 2013 increased $14 million compared to the prior year, primarily due to an increase in outside processing fees ($8 million) and small increases in several noninterest expense categories.
The net loss for the Finance & Other category of $373 million in 2013 decreased $49 million compared to 2012. For further information, refer to the Finance segment and Other category discussions under the "Business Segments" subheading above.
The following table lists the Corporation's banking centers by geographic market segment.

December 31	2013	2012	2011
Michigan	214	216	218
Texas	136	140	142
California	105	105	104
Other Markets:
Arizona	18	18	18
Florida	9	10	11
Canada	1	1	1
Total Other Markets	28	29	30
Total	483	490	494

BALANCE SHEET AND CAPITAL FUNDS ANALYSIS
ANALYSIS OF INVESTMENT SECURITIES AND LOANS

(in millions)
December 31	2013	2012	2011	2010	2009
U.S. Treasury and other U.S. government agency securities	$45	$35	$40	$131	$103
Residential mortgage-backed securities	8,926	9,920	9,492	6,709	6,261
State and municipal securities (a)	22	23	24	39	47
Corporate debt securities	56	58	47	27	200
Equity and other non-debt securities	258	261	501	654	805
Total investment securities available-for-sale	$9,307	$10,297	$10,104	$7,560	$7,416
Commercial loans	$28,815	$29,513	$24,996	$22,145	$21,690
Real estate construction loans:
Commercial Real Estate business line (b)	1,447	1,049	1,103	1,826	3,002
Other business lines (c)	315	191	430	427	459
Total real estate construction loans	1,762	1,240	1,533	2,253	3,461
Commercial mortgage loans:
Commercial Real Estate business line (b)	1,678	1,873	2,507	1,937	1,889
Other business lines (c)	7,109	7,599	7,757	7,830	8,568
Total commercial mortgage loans	8,787	9,472	10,264	9,767	10,457
Lease financing	845	859	905	1,009	1,139
International loans:
Banks and other financial institutions	4	2	18	2	1
Commercial and industrial	1,323	1,291	1,152	1,130	1,251
Total international loans	1,327	1,293	1,170	1,132	1,252
Residential mortgage loans	1,697	1,527	1,526	1,619	1,651
Consumer loans:
Home equity	1,517	1,537	1,655	1,704	1,817
Other consumer	720	616	630	607	694
Total consumer loans	2,237	2,153	2,285	2,311	2,511
Total loans	$45,470	$46,057	$42,679	$40,236	$42,161
(a)    Auction-rate securities.
(b)    Primarily loans to real estate developers.
(c)    Primarily loans secured by owner-occupied real estate.

EARNING ASSETS
Loans
The following tables provide information about the change in the Corporation's average loan portfolio in 2013, compared to 2012.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2013	2012	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$10,019	$9,495	$524	6%
National Dealer Services	3,554	2,792	762	27
Energy	2,871	2,538	333	13
Technology and Life Sciences	1,891	1,667	224	13
Environmental Services	741	622	119	19
Entertainment	591	612	(21)	(4)
Total Middle Market	19,667	17,726	1,941	11
Corporate Banking	3,235	3,408	(173)	(5)
Mortgage Banker Finance	1,565	1,767	(202)	(11)
Commercial Real Estate	750	771	(21)	(3)
Total Business Bank commercial loans	25,217	23,672	1,545	7
Total Retail Bank commercial loans	1,356	1,180	176	15
Total Wealth Management commercial loans	1,398	1,372	26	2
Total commercial loans	27,971	26,224	1,747	7
Real estate construction loans:
Commercial Real Estate business line (a)	1,241	1,031	210	20
Other business lines (b)	245	359	(114)	(32)
Real estate construction loans	1,486	1,390	96	7
Commercial mortgage loans:
Commercial Real Estate business line (a)	1,738	2,259	(521)	(23)
Other business lines (b)	7,322	7,583	(261)	(3)
Commercial mortgage loans	9,060	9,842	(782)	(8)
Lease financing	847	864	(17)	(2)
International loans	1,275	1,272	3	—
Residential mortgage loans	1,620	1,505	115	8
Consumer loans:
Home equity	1,505	1,591	(86)	(5)
Other consumer	648	618	30	5
Consumer loans	2,153	2,209	(56)	(3)
Total loans	$44,412	$43,306	$1,106	3%
Average Loans By Geographic Market:
Michigan	$13,461	$13,618	$(157)	(1)%
California	13,974	12,736	1,238	10
Texas	9,989	9,552	437	5
Other Markets	6,988	7,400	(412)	(6)
Total loans	$44,412	$43,306	$1,106	3%
(a)    Primarily loans to real estate developers.
(b)    Primarily loans secured by owner-occupied real estate.
Average total loans increased $1.1 billion, or 3 percent, to $44.4 billion in 2013, compared to 2012, primarily reflecting an increase of $1.7 billion, or 7 percent, in commercial loans, partially offset by a decrease of $686 million, or 6 percent, in commercial real estate loans. The $1.7 billion increase in average commercial loans primarily reflected increases in National Dealer Services ($762 million), general Middle Market ($524 million), Energy ($333 million) and Technology and Life Sciences ($224 million), partially offset by decreases in Mortgage Banker Finance ($202 million) and Corporate Banking ($173 million).

The decline in Mortgage Banker Finance, which provides mortgage warehousing lines, primarily reflected a decline in residential mortgage refinancing activity. Changes in average total loans by geographic market are provided in the table above.
The $686 million decrease in average commercial real estate loans primarily reflected payments on existing loans and properties being refinanced in the end-market faster than new commitments were originated and being drawn. Commercial mortgage loans are loans where the primary collateral is a lien on any real property. Real property is generally considered primary collateral if the value of that collateral represents more than 50 percent of the commitment at loan approval. Average commercial real estate loans to borrowers in the Commercial Real Estate business line, which primarily includes loans to real estate developers, represented $3.0 billion, or 28 percent of average total commercial real estate loans, in 2013, compared to $3.3 billion, or 30 percent of average total commercial real estate loans, in 2012. The remaining $7.5 billion and $7.9 billion of average commercial real estate loans in other business lines in 2012 and 2011, respectively, were primarily loans secured by owner-occupied real estate.
Total loans were $45.5 billion at December 31, 2013, a decrease of $587 million from December 31, 2012, primarily reflecting decreases of $698 million, or 2 percent, in commercial loans and $163 million, or 2 percent, in commercial real estate loans, partially offset by an increase of $170 million, or 11 percent, in residential mortgage loans. The $698 million decrease in commercial loans primarily reflected a decrease in Mortgage Banker Finance ($1.3 billion), partially offset by increases in National Dealer Services ($530 million) and Commercial Real Estate ($270 million).
For more information on real estate loans, refer to “Commercial and Residential Real Estate Lending” in the “Risk Management” section of this financial review.
ANALYSIS OF INVESTMENT SECURITIES PORTFOLIO (FTE)

	Maturity (a)										Weighted Average Maturity
(dollar amounts in millions)	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
December 31, 2013	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Years
U.S. Treasury and other U.S. government agency securities	$35	0.61%	$10	0.26%	$—	—%	$—	—%	$45	0.53%	0.8
Residential mortgage-backed securities (b)	1	2.29	203	2.57	114	2.49	8,608	2.25	8,926	2.26	14.4
State and municipal securities (c)	—	—	—	—	15	0.51	7	0.51	22	0.51	10.6
Corporate debt securities:
Auction-rate debt securities	—	—	—	—	—	—	1	0.31	1	0.31	24.0
Other corporate debt securities	55	1.07	—	—	—	—	—	—	55	1.07	—
Equity and other non-debt securities:
Auction-rate preferred securities (d)	—	—	—	—	—	—	136	0.16	136	0.16	—
Money market and other mutual funds (e)	—	—	—	—	—	—	122	—	122	—	—
Total investment securities available-for-sale	$91	0.92%	$213	2.47%	$129	2.26%	$8,874	2.25%	$9,307	2.21%	14.3
(a)Based on final contractual maturity.
(b)Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.
(c)Auction-rate securities.
(d)Auction-rate preferred securities have no contractual maturity; balances are excluded from the calculation of total weighted average maturity.
(e)Balances are excluded from the calculation of total yield and weighted average maturity.
Investment Securities Available-for-Sale
Investment securities available-for-sale decreased $990 million to $9.3 billion at December 31, 2013, from $10.3 billion at December 31, 2012, primarily reflecting a slowing of the pace of purchases replacing paydowns on residential mortgage-backed securities as well as a decline in fair value, primarily due to the rise in long-term interest rates in 2013. Unrealized gains (losses) on investment securities available-for-sale decreased $344 million to an unrealized loss of $107 million at December 31, 2013, compared to an unrealized gain of $237 million at December 31, 2012. At December 31, 2013, the weighted-average expected life of the Corporation's residential mortgage-backed securities portfolio was approximately 4.6 years. On an average basis, investment securities available-for-sale decreased $278 million to $9.6 billion in 2013, compared to $9.9 billion in 2012.
Auction-rate securities were purchased in 2008 as a result of the Corporation's September 2008 offer to repurchase, at par, auction-rate securities held by certain retail and institutional clients that were sold through Comerica Securities, a broker/dealer subsidiary of Comerica Bank (the Bank). As of December 31, 2013, the Corporation's auction-rate securities portfolio was carried at an estimated fair value of $159 million, compared to $180 million at December 31, 2011. During 2013, auction-rate securities with a par value of $23 million were redeemed or sold, resulting in net securities gains of $1 million. As of December 31, 2013, approximately 87 percent of the aggregate auction-rate securities par value had been redeemed or sold since acquisition for a cumulative net gain of $52 million. For additional information on the repurchase of auction-rate securities, refer to the “Critical Accounting Policies” section of this financial review and Note 3 to the consolidated financial statements.

Short-Term Investments
Short-term investments include federal funds sold, interest-bearing deposits with banks and other short-term investments. Federal funds sold offer supplemental earnings opportunities and serve correspondent banks. Interest-bearing deposits with banks primarily include deposits with the FRB and also include deposits with banks in developed countries or international banking facilities of foreign banks located in the United States. Excess liquidity is generally deposited with the FRB. These investments provide a range of maturities of less than one year and are mostly used to manage liquidity requirements of the Corporation. Other short-term investments include trading securities and loans held-for-sale. Loans held-for-sale typically represent residential mortgage loans and, through September 30, 2012, Small Business Administration loans, originated with management's intention to sell. Short-term investments increased $2.1 billion to $5.4 billion at December 31, 2013, compared to $3.3 billion at December 31, 2012. On an average basis, short-term investments increased $780 million to $5.0 billion in 2013, compared to $4.3 billion in 2012. Average interest-bearing deposits with banks increased $802 million to $4.9 billion in 2013, compared to 2012, primarily reflecting a $754 million increase in average deposits with the FRB due to an increase in excess liquidity. Average other short-term investments decreased $22 million to $112 million in 2013, compared to 2012.
DEPOSITS AND BORROWED FUNDS
The Corporation's average deposits and borrowed funds balances are detailed in the following table.

(dollar amounts in millions)				Percent Change
Years Ended December 31	2013	2012	Change
Noninterest-bearing deposits	$22,379	$21,004	$1,375	7%
Money market and interest-bearing checking deposits	21,704	20,622	1,082	5
Savings deposits	1,657	1,593	64	4
Customer certificates of deposit	5,471	5,902	(431)	(7)
Foreign office and other time deposits	500	412	88	21
Total deposits	$51,711	$49,533	$2,178	4%
Short-term borrowings	$211	$76	$135	177%
Medium- and long-term debt	3,972	4,818	(846)	(18)
Total borrowed funds	$4,183	$4,894	$(711)	(15)%
At December 31, 2013, total deposits were $53.3 billion, an increase of $1.1 billion, or 2 percent, compared to $52.2 billion at December 31, 2012. Noninterest-bearing deposits were $23.9 billion at December 31, 2013, an increase of $596 million, or 3 percent, compared to $23.3 billion at December 31, 2011. Average deposits were $51.7 billion in 2013, an increase of $2.2 billion, or 4 percent, from 2012. Average deposits increased in almost all business lines from 2012 to 2013, with the largest increases in Corporate Banking ($865 million), Retail Banking ($536 million) and Commercial Real Estate ($292 million). Average deposits increased in all geographic markets from 2012 to 2013, with the largest increases in Michigan ($774 million) and Other Markets ($934 million).
Short-term borrowings primarily include federal funds purchased and securities sold under agreements to repurchase. Average short-term borrowings increased $135 million, to $211 million in 2013, compared to $76 million in 2012, primarily reflecting an increase in securities sold under agreements to repurchase.
The Corporation uses medium- and long-term debt to provide funding to support earning assets. Medium- and long-term debt decreased $1.2 billion in 2013, to $3.5 billion at December 31, 2013, compared to December 31, 2012, resulting from the maturity of $1 billion of FHLB advances and $50 million of subordinated notes and the early redemption of $25 million of subordinated notes. On an average basis, medium- and long-term debt decreased $846 million, or 18 percent in 2013, compared to 2012.
Further information on medium- and long-term debt is provided in Note 12 to the consolidated financial statements.
Capital
Total shareholders' equity increased $211 million to $7.2 billion at December 31, 2013, compared to December 31, 2012, primarily due to the retention of $124 million of earnings, after dividends of $126 million and share repurchases of $291 million. Share repurchases under the share repurchase program totaled $287 million (7.4 million shares) in 2013. The Corporation's 2013 capital plan provided for up to $288 million in share repurchases for the four-quarter period ending March 31, 2014. The 2014-2015 capital plan was submitted to the Federal Reserve for review in January 2014 and a response is expected in March 2014.
The Corporation declared common dividends in 2013 totaling $126 million, or $0.68 per share, on net income of $541 million, compared to common dividends totaling $0.55 per share in 2012. The dividend payout ratio, calculated on a per share basis, was 23 percent in 2013, compared to 21 percent in 2012. Including share repurchases, the total payout to shareholders was 76 percent percent in 2013, compared to 79 percent in 2012. In January 2014, the Corporation declared a quarterly cash dividend of $0.19 per share, an increase of 12 percent from the fourth quarter 2013 quarterly dividend of $0.17 per share. The first quarter 2014 dividend increase was contemplated in the Corporation's 2013 capital plan.

Refer to Note 13 to the consolidated financial statements for additional information on the Corporation's share repurchase program.
The following table presents a summary of changes in total shareholders' equity in 2013.

(in millions)
Balance at January 1, 2013		$6,942
Net income		541
Cash dividends declared on common stock		(126)
Purchase of common stock		(291)
Other comprehensive income (loss):
Investment securities available-for-sale	$(218)
Defined benefit and other postretirement plans	240
Total other comprehensive income		22
Issuance of common stock under employee stock plans		30
Share-based compensation		35
Balance at December 31, 2013		$7,153
Further information about other comprehensive income (loss) is provided in the consolidated statements of comprehensive income and Note 14 to the consolidated financial statements.
The Corporation assesses capital adequacy against the risk inherent in the balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss. At December 31, 2013, the Corporation and its U.S. banking subsidiaries exceeded the capital ratios required for an institution to be considered “well capitalized” by the standards developed under the Federal Deposit Insurance Corporation Improvement Act of 1991. Refer to Note 20 to the consolidated financial statements for further discussion of regulatory capital requirements and capital ratio calculations.
The Corporation has a process to periodically conduct stress tests to evaluate potential impacts to the Corporation's forecasted financial condition under various economic scenarios. These stress tests are a regular part of the Corporation's overall risk management and capital planning process. The same forecasting process is also used by the Corporation to conduct the stress test that was part of the Federal Reserve's Comprehensive Capital Analysis and Review. For additional information about risk management processes, refer to the "Risk Management" section of this financial review.
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
According to the rule, the Corporation will be subject to the capital conservation buffer of 2.5 percent, when fully phased in, to avoid restrictions on capital distributions and discretionary bonuses. However, the rules do not subject the Corporation to the capital countercyclical buffer of up to 2.5 percent or the supplemental leverage ratio. The Corporation estimates the December 31, 2013 Tier 1 and Tier 1 common risk-based ratio would be 10.3 percent if calculated under the final rule, as fully phased in, excluding most elements of accumulated other comprehensive income from regulatory capital. The Corporation's December 31, 2013 estimated Tier 1 common and Tier 1 capital ratios exceed the minimum required by the final rule (7 percent and 8.5 percent, respectively, including the fully phased-in capital conservation buffer). For a reconcilement of these non-GAAP financial measures, refer to the "Supplemental Financial Data" section of this financial review.
The Corporation expects that U.S. banking regulators will establish an additional capital buffer for banking organizations deemed systemically important to the U.S. financial system (Domestic Systemically Important Banks, or "D-SIB"). As a D-SIB, the Corporation would be subject to the additional buffer. While the level and timing of a D-SIB buffer is not currently known, the Corporation expects to exceed all required capital levels within regulatory timelines.
On October 24, 2013, U.S. banking regulators issued a Notice of Proposed Rulemaking that would implement a quantitative liquidity requirement in the U.S. (the proposed rule) generally consistent with the Liquidity Coverage Ratio (LCR) minimum liquidity measure established under the Basel III liquidity framework. Under the proposed rule, the Corporation would be subject to a modified LCR standard, which requires a financial institution to hold a buffer of high-quality, liquid assets to fully cover net cash outflows under a 21-day systematic liquidity stress scenario. Under the proposal, the LCR rules would be fully phased in on January 1, 2017, with a transition period beginning January 1, 2015. The Corporation is currently evaluating the potential impact of the proposed rule; however, we expect to meet the final requirements adopted by U.S. banking regulators within the required timetable. Uncertainty exists as to the final form and timing of the proposed rule, and balance sheet dynamics may vary in the future. As a result the Corporation may decide to consider additional liquidity management initiatives. The Basel III liquidity framework includes a second minimum liquidity measure, the Net Stable Funding Ratio (NSFR), which requires the amount of available longer-term, stable sources of funding to be at least 100 percent of the required amount of longer-term stable funding over a one-year period. The Basel Committee on Banking Supervision is in the process of reviewing the proposed NSFR standard and evaluating its impact on the banking system. U.S. banking regulators have announced that they expect to issue proposed rulemaking to implement the NFSR in advance of its scheduled global implementation in 2018. While uncertainty exists in the final form and timing of the U.S. rule implementing the NSFR and whether or not the Corporation will be subject to the full requirements, the Corporation is closely monitoring the development of the rule.

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

CREDIT RISK

Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. The governance structure is administered through the Strategic Credit Committee. The Strategic Credit Committee is chaired by the Chief Credit Officer and approves recommendations to address credit risk matters through credit policy, credit risk management practices, and required credit risk actions. In order to facilitate the corporate credit risk management process, various other corporate functions provide the resources for the Strategic Credit Committee to carry out its responsibilities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using approved credit policies and guidelines. Additionally, the Corporation manages credit risk through loan portfolio diversification, limiting exposure to any single industry, customer or guarantor, and selling participations and/or syndicating credit exposures above those levels it deems prudent to third parties.

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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(dollar amounts in millions)
Years Ended December 31	2013	2012	2011	2010	2009
Balance at beginning of year	$629	$726	$901	$985	$770
Loan charge-offs:
Commercial	91	112	192	195	375
Real estate construction:
Commercial Real Estate business line (a)	3	7	35	175	234
Other business lines (b)	—	1	2	4	1
Total real estate construction	3	8	37	179	235
Commercial mortgage:
Commercial Real Estate business line (a)	10	46	46	53	90
Other business lines (b)	26	43	93	138	81
Total commercial mortgage	36	89	139	191	171
Lease financing	—	—	—	1	36
International	—	3	7	8	23
Residential mortgage	4	13	15	14	21
Consumer	19	20	33	39	34
Total loan charge-offs	153	245	423	627	895
Recoveries:
Commercial	42	39	33	25	18
Real estate construction	7	6	14	11	1
Commercial mortgage	20	18	26	16	3
Lease financing	1	—	11	5	1
International	—	2	5	1	2
Residential mortgage	4	2	2	1	—
Consumer	6	8	4	4	2
Total recoveries	80	75	95	63	27
Net loan charge-offs	73	170	328	564	868
Provision for loan losses	42	73	153	480	1,082
Foreign currency translation adjustment	—	—	—	—	1
Balance at end of year	$598	$629	$726	$901	$985
Net loan charge-offs during the year as a percentage of average loans outstanding during the year	0.16%	0.39%	0.82%	1.39%	1.88%
(a)    Primarily charge-offs of loans to real estate developers.
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
Early in 2013, there was concern that the increasing drag from fiscal tightening would hamper economic growth. Certain federal personal tax rates were increased in January and discretionary federal spending was reduced through the year due to the federal budget sequester that went into effect in March. The 16-day federal government shutdown in the first half of October was a temporary drag in consumer and business confidence. However, economic indicators remained mixed. Payroll job growth through 2013 was reasonably strong and the U.S. unemployment rate declined due to moderate job growth in combination with a weak labor force growth. Yet, the Federal Reserve maintained its asset purchase program through the duration of 2013. Also, the Federal Reserve kept the federal funds rate near zero for the duration of the year and issued forward guidance that suggested that the rate would remain near zero at least through the end of 2014. While the economic outlook appears more favorable and the overall credit quality of the loan portfolio continued to improve in 2013, ongoing economic uncertainty continued to be a consideration when determining the appropriateness of the allowance for loan losses.
An analysis of the coverage of the allowance for loan losses is provided in the following table.

Years Ended December 31	2013	2012	2011
Allowance for loan losses as a percentage of total loans at end of year	1.32%	1.37%	1.70%
Allowance for loan losses as a percentage of total nonperforming loans at end of year	160%	116%	82%
Allowance for loan losses as a multiple of total net loan charge-offs for the year	8.2x	3.7x	2.2x
The allowance for loan losses was $598 million at December 31, 2013, compared to $629 million at December 31, 2012, a decrease of $31 million, or 5 percent. The decrease resulted primarily from a reduction in specific reserves, the elimination and reductions of certain incremental industry reserves, primarily due to lower levels of gross charge-offs in those industries, positive credit quality migration and lower loan balances, partially offset by an increase in the allowance for loan losses resulting from enhancements to the approach utilized for determining standard reserve factors and an increase in qualitative factors that indicate overall economic uncertainty. The $31 million decrease in the allowance for loan losses primarily reflected decreased reserves in Private Banking, Commercial Real Estate and Small Business, partially offset by increased reserves in Energy and Technology and Life Sciences. By market, reserves decreased in Michigan, California and Other Markets and increased in Texas (primarily Energy).
Acquired loans were initially recorded at fair value, which included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses was recorded for these loans at acquisition. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount, either on an individually evaluated basis or based on the pool of acquired loans not deemed credit-impaired at acquisition within each risk rating, as applicable. At December 31, 2013, there was no allowance for loan losses on acquired loans not deemed credit-impaired, and $21 million of purchase discount remained, compared to a $3 million allowance for loan losses and $41 million of remaining purchase discount at December 31, 2012.
The total allowance for loan losses is sufficient to absorb incurred losses inherent in the total loan portfolio. Unanticipated economic events, including political, economic and regulatory instability could cause changes in the credit characteristics of the portfolio and result in an unanticipated increase in the allowance. Loss emergence periods, which are used to determine the most appropriate default horizon associated with the calculation of probabilities of default, tend to lengthen during benign economic periods and shorten during periods of economic distress. Considered in isolation, lengthening the loss emergence period assumption would result in an increase to the allowance for loan losses. In addition, inclusion of other industry-specific portfolio exposures in the allowance, as well as significant increases in the current portfolio exposures, could also increase the amount of the allowance. Any of these events, or some combination thereof, may result in the need for additional provision for loan losses in order to maintain an allowance that complies with credit risk and accounting policies.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2013			2012		2011		2010		2009
(dollar amounts in millions)	Allocated Allowance	Allowance Ratio (a)	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)	Allocated Allowance	% (b)
December 31
Business loans
Commercial	$346	1.20%	63%	$297	63%	$303	58%	$422	54%	$456	51%
Real estate construction	16	0.91	4	16	3	48	4	102	6	194	8
Commercial mortgage	159	1.80	19	227	21	281	24	272	24	219	25
Lease financing	4	0.43	2	4	2	7	2	8	3	13	3
International	6	0.47	3	8	3	9	3	20	3	33	3
Total business loans	531	1.28	91	552	92	648	91	824	90	915	90
Retail loans
Residential mortgage	17	0.99	4	20	3	21	4	29	4	32	4
Consumer	50	2.23	5	57	5	57	5	48	6	38	6
Total retail loans	67	1.70	9	77	8	78	9	77	10	70	10
Total loans	$598	1.32%	100%	$629	100%	$726	100%	$901	100%	$985	100%

(a)	Allocated allowance as a percentage of related loans outstanding.

(b)	Loans outstanding as a percentage of total loans.
The allowance for credit losses on lending-related commitments includes specific allowances, based on individual evaluations of certain letters of credit in a manner consistent with business loans, and allowances based on the pool of the remaining letters of credit and all unused commitments to extend credit within each internal risk rating.
The allowance for credit losses on lending-related commitments was $36 million at December 31, 2013 compared to $32 million at December 31, 2012. The $4 million increase in the allowance for credit losses on lending-related commitments resulted primarily from an increase in reserves for unused commitments to extend credit, partially offset by a decrease in reserves for standby letters of credit. An allowance for credit losses will be recorded on acquired lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. The purchase discount remaining for acquired lending-related commitments was $1 million and $2 million at December 31, 2013 and 2012, respectively. No allowance was recorded on acquired lending-related commitments at December 31, 2013 and 2012. An analysis of the changes in the allowance for credit losses on lending-related commitments is presented below.

(dollar amounts in millions)
Years Ended December 31	2013	2012	2011	2010	2009
Balance at beginning of year	$32	$26	$35	$37	$38
Less: Charge-offs on lending-related commitments (a)	—	—	—	—	1
Add: Provision for credit losses on lending-related commitments	4	6	(9)	(2)	—
Balance at end of year	$36	$32	$26	$35	$37

(a)	Charge-offs result from the sale of unfunded lending-related commitments.
For additional information regarding the allowance for credit losses, refer to the "Critical Accounting Policies" section of this financial review and Notes 1 and 4 to the consolidated financial statements.
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

SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

(dollar amounts in millions)
December 31	2013	2012	2011	2010	2009
Nonaccrual loans:
Business loans:
Commercial	$81	$103	$237	$252	$238
Real estate construction:
Commercial Real Estate business line (a)	20	30	93	259	507
Other business lines (b)	1	3	8	4	4
Total real estate construction	21	33	101	263	511
Commercial mortgage:
Commercial Real Estate business line (a)	51	94	159	181	127
Other business lines (b)	105	181	268	302	192
Total commercial mortgage	156	275	427	483	319
Lease financing	—	3	5	7	13
International	4	—	8	2	22
Total nonaccrual business loans	262	414	778	1,007	1,103
Retail loans:
Residential mortgage	53	70	71	55	50
Consumer:
Home equity	33	31	5	5	8
Other consumer	2	4	6	13	4
Total consumer	35	35	11	18	12
Total nonaccrual retail loans	88	105	82	73	62
Total nonaccrual loans	350	519	860	1,080	1,165
Reduced-rate loans	24	22	27	43	16
Total nonperforming loans	374	541	887	1,123	1,181
Foreclosed property	9	54	94	112	111
Total nonperforming assets	$383	$595	$981	$1,235	$1,292
Gross interest income that would have been recorded had the nonaccrual and reduced-rate loans performed in accordance with original terms	$34	$62	$74	$87	$109
Interest income recognized	5	5	11	18	21
Nonperforming loans as a percentage of total loans	0.82%	1.17%	2.08%	2.79%	2.80%
Nonperforming assets as a percentage of total loans and foreclosed property	0.84	1.29	2.29	3.06	3.06
Loans past due 90 days or more and still accruing	$16	$23	$58	$62	$101
Loans past due 90 days or more and still accruing as a percentage of total loans	0.03%	0.05%	0.14%	0.15%	0.24%

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
Nonperforming assets decreased $212 million to $383 million at December 31, 2013, from $595 million at December 31, 2012. The decrease in nonperforming assets primarily reflected decreases in nonaccrual commercial mortgage loans ($119 million) and foreclosed property ($45 million). Nonperforming assets as a percentage of total loans and foreclosed property was 0.84 percent at December 31, 2013, compared to 1.29 percent at December 31, 2012.

The following table presents a summary of changes in nonaccrual loans.

(in millions)
Years Ended December 31	2013	2012
Balance at beginning of period	$519	$860
Loans transferred to nonaccrual (a)	144	187
Nonaccrual business loan gross charge-offs (b)	(117)	(211)
Loans transferred to accrual status (a)	—	(41)
Nonaccrual business loans sold (c)	(47)	(91)
Payments/other (d)	(149)	(185)
Balance at end of period	$350	$519
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$117	$211
Performing criticized loans	13	1
Retail loans	23	33
Total gross loan charge-offs	$153	$245
(c) Analysis of loans sold:
Nonaccrual business loans	$47	$91
Performing criticized loans	105	84
Total loans sold	$152	$175
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

There were 27 borrowers with balances greater than $2 million, totaling $144 million, transferred to nonaccrual status in 2013, a decrease of $43 million when compared to $187 million in 2012. Of the transfers to nonaccrual greater than $2 million in 2013, $106 million were from Middle Market.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at December 31, 2013 and 2012.

	2013		2012
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,756	$211	1,609	$277
$2 million - $5 million	23	71	35	112
$5 million - $10 million	3	23	11	82
$10 million - $25 million	3	45	4	48
Total	1,785	$350	1,659	$519

The following table presents a summary of nonaccrual loans at December 31, 2013 and loans transferred to nonaccrual and net loan charge-offs for the year ended December 31, 2013, based on North American Industry Classification System (NAICS) categories.

	December 31, 2013		Year Ended December 31, 2013
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Real Estate and Home Builders	$101	30%	$16	11%	$2	3%
Residential Mortgage	53	15	6	4	1	1
Services	37	10	25	18	18	27
Manufacturing	27	8	30	20	6	8
Holding and Other Investment Companies	22	6	5	4	6	8
Retail Trade	20	6	14	9	4	5
Wholesale Trade	15	4	13	9	6	8
Contractors	11	3	—	—	(3)	(4)
Natural Resources	7	2	5	4	9	12
Health Care and Social Assistance	7	2	—	—	1	1
Restaurants and Food Service	5	1	—	—	2	2
Other (b)	45	13	30	21	21	29
Total	$350	100%	$144	100%	$73	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
The following table presents a summary of TDRs at December 31, 2013 and 2012.

(in millions)	2013	2012
Nonperforming TDRs:
Nonaccrual TDRs	$100	$118
Reduced-rate TDRs	24	22
Total nonperforming TDRs	124	140
Performing TDRs (a)	57	92
Total TDRs	$181	$232

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
Performing TDRs included $35 million of commercial mortgage loans (primarily in Commercial Real Estate and Small Business Banking) and $22 million of commercial loans (primarily in Middle Market and Small Business Banking) at December 31, 2013.
Loans past due 90 days or more and still accruing are summarized in the following table.

(in millions)	2013	2012
Business loans:
Commercial	$4	$5
Commercial mortgage	4	8
International	3	3
Total business loans	11	16
Retail loans:
Residential mortgage	—	2
Other consumer	5	5
Total retail loans	5	7
Total loans past due 90 days or more and still accruing	$16	$23
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 30-89 days decreased $31 million to $127 million at December 31, 2013, compared to $158 million at December 31, 2012.

The following table presents a summary of total criticized loans. Criticized loans with balances of $2 million or more on nonaccrual status or whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans.

(dollar amounts in millions)
December 31	2013	2012
Total criticized loans	$2,260	$2,776
As a percentage of total loans	5.0%	6.0%
The following table presents a summary of foreclosed property by property type.

(in millions)
December 31	2013	2012
Construction, land development and other land	$2	$16
Single family residential properties	5	19
Other non-land, nonresidential properties	2	12
Other assets	—	7
Total foreclosed property	$9	$54
At December 31, 2013, foreclosed property totaled $9 million and consisted of 89 properties, compared to $54 million and 149 properties at December 31, 2012.
The following table presents a summary of changes in foreclosed property.

(in millions)
Years Ended December 31	2013	2012
Balance at beginning of period	$54	$94
Acquired in foreclosure	14	42
Write-downs	(10)	(10)
Foreclosed property sold (a)	(49)	(72)
Balance at end of period	$9	$54
(a) Net gain on foreclosed property sold	$6	$10
At December 31, 2013, there were no foreclosed properties with carrying values greater than $2 million, compared to 6 foreclosed properties totaling $27 million at December 31, 2012.
For further information regarding the Corporation's nonperforming assets policies and impaired loans, refer to Note 1 and Note 4 to the consolidated financial statements.
Concentration of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. The Corporation has a concentration of credit risk with the automotive industry. All other industry concentrations, as defined by management, individually represented less than 10 percent of total loans at December 31, 2013.
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

The following table presents a summary of loans outstanding to companies related to the automotive industry.

(in millions)
December 31	2013		2012
	Loans Outstanding	Percent of Total Loans	Loans Outstanding	Percent of Total Loans

Production:
Domestic	$916		$881
Foreign	313		367
Total production	1,229	2.7%	1,248	2.7%
Dealer:
Floor plan	3,504		2,939
Other	2,350		2,259
Total dealer	5,854	12.9%	5,198	11.3%
Total automotive	$7,083	15.6%	$6,446	14.0%
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $3.5 billion at December 31, 2013, an increase of $565 million compared to $2.9 billion at December 31, 2012. At December 31, 2013 other loans to automotive dealers in the National Dealer Services business line totaled $2.4 billion, including $1.4 billion of owner-occupied commercial real estate mortgage loans, compared to $2.3 billion, including $1.5 billion of owner-occupied commercial real estate mortgage loans, at December 31, 2012. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.2 billion at December 31, 2013 and 2012.
At December 31, 2013, dealer loans, as shown in the table above, totaled $5.9 billion, of which approximately $3.6 billion, or 61 percent, were to foreign franchises, and $1.8 billion, or 30 percent, were to domestic franchises. Other dealer loans, totaling $506 million, or 9 percent, at December 31, 2013, include obligations where a primary franchise was indeterminable, such as loans to large public dealership consolidators and rental car, leasing, heavy truck and recreation vehicle companies.
Nonaccrual loans to automotive borrowers totaled $5 million, or 1 percent of total nonaccrual loans at December 31, 2013, compared to $15 million, or 3 percent of total nonaccrual loans at December 31, 2012. Total automotive net loan charge-offs were $1 million in both 2013 and 2012.
Commercial and Residential Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)
December 31	2013	2012
Real estate construction loans:
Commercial Real Estate business line (a)	$1,447	$1,049
Other business lines (b)	315	191
Total real estate construction loans	$1,762	$1,240
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,678	$1,873
Other business lines (b)	7,109	7,599
Total commercial mortgage loans	$8,787	$9,472

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $10.5 billion at December 31, 2013, of which $3.1 billion, or 30 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers. The remaining $7.4 billion, or 70 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio totaled $1.8 billion at December 31, 2013. The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Of the $1.4 billion of real estate construction loans in the Commercial Real Estate business line, $20 million were on nonaccrual status at December 31,

2013 and net recoveries were $4 million for 2013. In other business lines, $1 million of real estate construction loans were on nonaccrual status at December 31, 2013.
The commercial mortgage loan portfolio totaled $8.8 billion at December 31, 2013 and included $1.7 billion in the Commercial Real Estate business line and $7.1 billion in other business lines. Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $1.7 billion of commercial mortgage loans in the Commercial Real Estate business line, $51 million were on nonaccrual status at December 31, 2013. Commercial mortgage loan net charge-offs in the Commercial Real Estate business line were $6 million for 2013. In other business lines, $105 million of commercial mortgage loans were on nonaccrual status at December 31, 2013, and net charge-offs were $10 million for 2013.
The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

	December 31, 2013
	Location of Property							December 31, 2012
(dollar amounts in millions) Project Type:	California	Michigan	Texas	Florida	Other	Total	% of Total	Total	% of Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$112	$8	$23	$—	$12	$155	11%	$156	15%
Land development	60	5	6	—	2	73	5	44	4
Total residential	172	13	29	—	14	228	16	200	19
Other construction:
Multi-family	410	—	358	18	44	830	57	406	39
Office	130	—	21	—	11	162	11	121	12
Retail	47	1	53	1	—	102	7	182	17
Commercial	17	—	28	—	1	46	3	40	4
Land development	10	—	3	—	—	13	1	25	2
Multi-use	—	8	4	—	—	12	1	43	4
Other	—	22	—	1	28	51	4	6	1
Other real estate construction loans (a)	—	—	3	—	—	3	—	26	2
Total	$786	$44	$499	$20	$98	$1,447	100%	$1,049	100%
Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Land carry	$57	$17	$10	$13	$13	$110	7%	$143	8%
Single family	19	2	4	1	—	26	1	48	2
Total residential	76	19	14	14	13	136	8	191	10
Other commercial mortgage:
Multi-family	202	33	81	59	3	378	22	376	20
Retail	90	103	96	14	34	337	20	368	20
Office	131	34	31	—	39	235	14	193	10
Commercial	84	30	19	1	44	178	11	167	9
Multi-use	105	7	1	—	—	113	7	161	9
Land carry	34	6	13	7	2	62	4	122	6
Other	56	2	22	—	—	80	5	69	4
Other commercial mortgage loans (a)	28	1	125	5	—	159	9	226	12
Total	$806	$235	$402	$100	$135	$1,678	100%	$1,873	100%

(a)	Acquired loans for which complete information related to project type is not available.

The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	December 31, 2013				December 31, 2012
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$422	25%	$808	53%	$433	28%	$871	57%
California	705	41	436	29	523	35	404	26
Texas	340	20	228	15	320	21	212	14
Other Markets	230	14	45	3	251	16	50	3
Total	$1,697	100%	$1,517	100%	$1,527	100%	$1,537	100%
Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.2 billion at December 31, 2013. Residential mortgages totaled $1.7 billion at December 31, 2013, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.7 billion of residential mortgage loans outstanding, $53 million were on nonaccrual status at December 31, 2013. The home equity portfolio totaled $1.5 billion at December 31, 2013, of which $1.4 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $106 million were closed-end home equity loans. Of the $1.5 billion of home equity loans outstanding, $33 million were on nonaccrual status at December 31, 2013. A majority of the home equity portfolio was secured by junior liens at December 31, 2013. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. Such loans are charged off to current appraised values less costs to sell no later than 180 days past due.
Shared National Credits
Shared National Credit (SNC) loans are facilities greater than $20 million shared by three or more federally supervised financial institutions that are reviewed annually by regulatory authorities at the agent bank level. The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans (approximately 860 borrowers at December 31, 2013) were $9.4 billion at both December 31, 2013 and 2012. The Bank was the agent for $1.5 billion and $1.7 billion of the SNC loans outstanding at December 31, 2013 and 2012, respectively. Nonaccrual SNC loans decreased $13 million to $11 million at December 31, 2013, compared to $24 million at December 31, 2012. SNC net loan charge-offs totaled $10 million and $28 million for the years ended December 31, 2013 and 2012, respectively. SNC loans, diversified by both business line and geographic market, comprised approximately 20 percent of total loans at both December 31, 2013 and 2012. SNC loans are held to the same credit underwriting and pricing standards as the remainder of the loan portfolio.
Energy Lending
The Corporation has a portfolio of energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies. Loans in the Middle Market - Energy business line were $2.8 billion and $3.0 billion at December 31, 2013 and 2012, respectively, or approximately 6 percent of total loans each period. Nonaccrual Middle Market - Energy loans totaled $1 million and $3 million at December 31, 2013 and 2012, respectively, and Middle Market - Energy net loan charge-offs totaled $2 million and $3 million for the years ended December 31, 2013 and 2012, respectively. Energy loans are diverse in nature, with outstanding balances by customer market segment distributed approximately as follows at December 31, 2013: 71 percent exploration and production (comprised of approximately 56 percent oil, 24 percent mixed and 20 percent natural gas), 15 percent midstream and 14 percent energy services.

State and Local Municipalities
In the normal course of business, the Corporation serves the needs of state and local municipalities in multiple capacities, including traditional banking products such as deposit services, loans and letters of credit, investment banking services such as bond underwriting and private placements, and by investing in municipal securities.

The following table summarizes the Corporation's direct exposure to state and local municipalities as of December 31, 2013 and 2012.

(in millions)
December 31	2013	2012
Loans outstanding	$39	$53
Lease financing	330	359
Investment securities available-for-sale	22	23
Trading account securities	3	19
Standby letters of credit	97	108
Unused commitments to extend credit	20	24
Total direct exposure to state and local municipalities	$511	$586
Indirect exposure comprised $109 million in auction-rate preferred securities collateralized by municipal securities at December 31, 2013, compared to $127 million at December 31, 2012. Additionally, the Corporation is exposed to Automated Clearing House (ACH) transaction risk for those municipalities utilizing this electronic payment and/or deposit method and similar products in their cash flow management. The Corporation sets limits on ACH activity during the underwriting process.
Extensions of credit to state and local municipalities are subjected to the same underwriting standards as other business loans. At both December 31, 2013 and 2012, all outstanding municipal loans and leases were performing according to contractual terms, and one municipal lease was included in the Corporation's criticized loan list. Municipal leases are secured by the underlying equipment, and a substantial majority of the leases are fully defeased with AAA-rated U.S. government securities. Substantially all municipal investment securities available-for sale are auction-rate securities. All auction-rate securities are reviewed quarterly for other-than-temporary impairment. All auction-rate municipal securities were rated investment grade, and all auction-rate preferred securities collateralized by municipal securities were rated investment grade and were adequately collateralized at both December 31, 2013 and 2012. Municipal securities are held in the trading account for resale to customers. In addition, Comerica Securities, a broker-dealer subsidiary of the Bank, underwrites bonds issued by municipalities. All bonds underwritten by Comerica Securities are sold to third party investors.
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
Mexico, with cross-border outstandings of $645 million (0.99 percent of total assets), $569 million (0.87 percent of total assets) and $594 million (0.97 percent of total assets) at December 31, 2013, 2012 and 2011, respectively, was the only country with outstandings between 0.75 and 1.00 percent of total assets at year-end 2013, 2012 and 2011. There were no countries with cross-border outstandings exceeding 1.00 percent of total assets at year-end 2013, 2012 and 2011.

The Corporation does not hold any sovereign exposure to Europe. The Corporation's international strategy as it pertains to Europe is to focus on European companies doing business in North America, with an emphasis on the Corporation's primary geographic markets. The following table summarizes cross-border exposure to entities domiciled in European countries at December 31, 2013 and 2012.

	Outstanding (a)
(in millions)	Commercial and Industrial	Banks and Other Financial Institutions	Total Outstanding	Unfunded Commitments and Guarantees	Total Exposure
December 31, 2013
United Kingdom	$97	$2	$99	$242	$341
Netherlands	61	—	61	89	150
Germany	5	2	7	47	54
Luxembourg	17	—	17	7	24
Sweden	4	—	4	15	19
Switzerland	3	15	18	1	19
Belgium	1	6	7	4	11
Italy	5	—	5	2	7
France	—	1	1	1	2
Spain	2	—	2	—	2
Total Europe	$195	$26	$221	$408	$629
December 31, 2012
United Kingdom	$110	$10	$120	$149	$269
Netherlands	61	—	61	72	133
Germany	2	3	5	49	54
Ireland	18	—	18	12	30
Switzerland	13	7	20	2	22
Luxembourg	1	—	1	19	20
Sweden	9	—	9	10	19
Belgium	2	—	2	15	17
Italy	6	1	7	—	7
France	—	3	3	—	3
Spain	2	—	2	—	2
Total Europe	$224	$24	$248	$328	$576

(a)	Includes funded loans, bankers acceptances and net counterparty derivative exposure.
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
The Corporation's Treasury Department supports ALCO in measuring, monitoring and managing interest rate, liquidity and coordination of all other market risks. The area's key activities encompass: (i) providing information and analysis of the Corporation's balance sheet structure and measurement of interest rate, liquidity and all other market risks; (ii) monitoring and reporting of the Corporation's positions relative to established policy limits and guidelines; (iii) development and presentation of analysis and strategies to adjust risk positions; (iv) review and presentation of policies and authorizations for approval; (v) monitoring of industry trends and analytical tools to be used in the management of interest rate, liquidity and all other market risks; and (vi) developing and monitoring the interest rate risk economic capital estimate.
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises primarily through the Corporation's core business activities of extending loans and accepting deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 85 percent of the Corporation's loans were floating at December 31, 2013, of which approximately 75 percent were based on LIBOR and 25 percent were based on Prime. This creates a natural imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. The result is that growth and/or contraction in the Corporation's core businesses may lead to sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
Interest Rate Sensitivity
Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities. Since no single measurement system satisfies all management objectives, a combination of techniques is used to manage interest rate risk. These techniques examine the impact of interest rate risk on net interest income and the economic value of equity under a variety of alternative scenarios, including changes in the level, slope and shape of the yield curve, utilizing multiple simulation analyses. Changes in economic activity, whether domestic or international, may result in a balance sheet structure that is different from the changes management included in its simulation analysis and may translate into a materially different interest rate environment than those presented. In addition, each interest rate scenario includes assumptions regarding loan growth, investment security prepayment levels, depositor behavior, yield curves, and overall balance sheet mix and growth. These assumptions are inherently uncertain and, as a result, the models may not precisely predict the impact of higher or lower interest rates. For example, deposit balances have grown significantly over the past several years, creating a high degree of uncertainty regarding future deposit balance levels. As the model utilizes deposit balance assumptions based on historical analyses of deposit movements with interest rates, a decline beyond historical experience would reduce the estimated increase in net interest income associated with the 200 basis point increase in interest rates. Actual results may differ from simulated results due to many other factors, including, but not limited to, the timing, magnitude and frequency of changes in interest rates, market conditions and management strategies.
The Corporation and its subsidiary banks will be subject to new capital requirements, effective January 1, 2015, and proposed quantitative liquidity requirements, which may significantly impact the Corporation's balance sheet structure and its sensitivity to changes in interest rates and, accordingly, net interest income.
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management evaluates a base case net interest income under an unchanged interest rate environment and what is believed to be the most likely balance sheet structure. Existing derivative instruments entered into for risk management purposes are included in the analysis, but no additional hedging is forecasted. These derivative instruments currently comprise interest rate swaps that convert fixed-rate long term debt to variable rates. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline in a linear, non-parallel fashion from the base case over 12 months. In the scenarios presented, short-term interest rates increase 200 basis points, resulting in an average increase in short-term interest rates of 100 basis points over the period. Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of a 25 basis point drop in short-term interest rates, to zero percent.
The table below, as of December 31, 2013 and 2012, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

(in millions)	2013		2012
December 31	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$210	13%	$178	11%
-25 basis points (to zero percent)	(30)	(2)	(23)	(1)
Corporate policy limits adverse change to no more than four percent of management's base case net interest income forecast, and the Corporation was within this policy guideline at December 31, 2013. The sensitivity increased from December 31, 2012 to December 31, 2013 primarily due to higher actual and forecasted core deposits, which generate higher forecasted excess reserves and, therefore, increased sensitivity. The risk to declining interest rates is limited as a result of the inability of the current low level of rates to fall significantly.
Sensitivity of Economic Value of Equity to Changes in Interest Rates
In addition to the simulation analysis, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Corporation's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period and the estimated economic value after applying the estimated impact of rate movements. The economic value of equity analysis is based on an immediate parallel 200 basis point increase and 25 basis point decrease in interest rates.
The table below, as of December 31, 2013 and 2012, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	2013		2012
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$670	6%	$1,031	10%
-25 basis points (to zero percent)	(164)	(1)	(192)	(2)
Corporate policy limits adverse change in the estimated market value change in the economic value of equity to 15 percent of the base economic value of equity. The Corporation was within this policy parameter at December 31, 2013. The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2012 and December 31, 2013 was primarily driven by changes in market interest rates at the middle to long end of the curve, which most significantly impact the value of deposits without a stated maturity. Additionally, a decrease in the Corporation's mortgage-backed securities portfolio reduced the level of fixed-rate securities that would decline in value when interest rates move higher.
LOAN MATURITIES AND INTEREST RATE SENSITIVITY

(in millions)	Loans Maturing
December 31, 2012	Within One Year (a)	After One But Within Five Years	After Five Years	Total
Commercial loans	$12,589	$15,023	$1,203	$28,815
Real estate construction loans	520	1,105	137	1,762
Commercial mortgage loans (b)	1,723	4,997	2,065	8,785
International loans	557	753	17	1,327
Total (b)	$15,389	$21,878	$3,422	$40,689
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates	$1,159	$3,213	$929	$5,301
Floating interest rates	14,230	18,665	2,493	35,388
Total	$15,389	$21,878	$3,422	$40,689

(a)	Includes demand loans, loans having no stated repayment schedule or maturity and overdrafts.

(b)	Excludes PCI loans with a carrying value of $2 million.
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
Risk Management Derivative Instruments

(in millions) Risk Management Notional Activity	Interest Rate Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2012	$1,450	$229	$1,679
Additions	—	16,872	16,872
Maturities/amortizations	—	(16,626)	(16,626)
Balance at December 31, 2012	$1,450	$475	$1,925
Additions	—	16,232	16,232
Maturities/amortizations	—	(16,454)	(16,454)
Balance at December 31, 2013	$1,450	$253	$1,703
The notional amount of risk management interest rate swaps totaled $1.5 billion at December 31, 2013, and 2012, all under fair value hedging strategies. The fair value of risk management interest rate swaps was a net unrealized gain of $198 million at December 31, 2013, compared to a net unrealized gain of $290 million at December 31, 2012. For the year ended December 31, 2013, risk management interest rate swaps generated $72 million of net interest income, compared to $69 million of net interest income for the year ended December 31, 2012.
In addition to interest rate swaps, the Corporation employs various other types of derivative instruments as offsetting positions to mitigate exposures to foreign currency risks associated with specific assets and liabilities (e.g., customer loans or deposits denominated in foreign currencies). Such instruments may include foreign exchange forward contracts and foreign exchange swap agreements. The aggregate notional amounts of these risk management derivative instruments at December 31, 2013 and 2012 were $253 million and $475 million, respectively.
Further information regarding risk management derivative instruments is provided in Note 8 to the consolidated financial statements.
Customer-Initiated and Other Derivative Instruments

(in millions) Customer-Initiated and Other Notional Activity	Interest Rate Contracts	Energy Derivative Contracts	Foreign Exchange Contracts	Totals
Balance at January 1, 2012	$10,541	$2,661	$2,842	$16,044
Additions	4,286	5,295	75,883	85,464
Maturities/amortizations	(2,219)	(2,333)	(76,470)	(81,022)
Terminations	(566)	(62)	(2)	(630)
Balance at December 31, 2012	$12,042	$5,561	$2,253	$19,856
Additions	3,167	3,455	66,534	73,156
Maturities/amortizations	(2,092)	(3,293)	(67,023)	(72,408)
Terminations	(1,420)	(349)	—	(1,769)
Balance at December 31, 2013	$11,697	$5,374	$1,764	$18,835
The Corporation writes and purchases interest rate caps and floors and enters into foreign exchange contracts, interest rate swaps and energy derivative contracts to accommodate the needs of customers requesting such services. Changes in the fair value of customer-initiated and other derivatives are recognized in earnings as they occur. To limit the market risk of these activities, the Corporation generally takes offsetting positions with dealers. The notional amounts of offsetting positions are included in the table above. Customer-initiated and other notional activity represented 92 percent and 91 percent of total interest rate, energy and foreign exchange contracts at December 31, 2013 and 2012, respectively.
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
Contractual Obligations

(in millions)	Minimum Payments Due by Period
December 31, 2013	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Deposits without a stated maturity (a)	$47,880	$47,880	$—	$—	$—
Certificates of deposit and other deposits with a stated maturity (a)	5,412	4,507	677	121	107
Short-term borrowings (a)	253	253	—	—	—
Medium- and long-term debt (a)	3,328	1,256	1,256	502	314
Operating leases	504	71	125	95	213
Commitments to fund low income housing partnerships	128	87	36	2	3
Other long-term obligations (b)	273	58	81	25	109
Total contractual obligations	$57,778	$54,112	$2,175	$745	$746
Medium- and long-term debt (parent company only) (a) (c)	$600	$—	$600	$—	$—

(a)	Deposits and borrowings exclude accrued interest.

(b)	Includes unrecognized tax benefits.

(c)	Parent company only amounts are included in the medium- and long-term debt minimum payments above.
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

Commercial Commitments

(in millions)	Expected Expiration Dates by Period
December 31, 2013	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Commitments to fund indirect private equity and venture capital investments	$5	$—	$—	$—	$5
Unused commitments to extend credit	29,612	9,459	10,132	8,039	1,982
Standby letters of credit and financial guarantees	4,299	2,938	1,000	314	47
Commercial letters of credit	103	101	2	—	—
Total commercial commitments	$34,019	$12,498	$11,134	$8,353	$2,034
Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Corporation. Refer to the “Other Market Risks” section below and Note 8 to the consolidated financial statements for a further discussion of these commercial commitments.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at December 31, 2013 included the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $602 million at December 31, 2013, compared to $612 million at December 31, 2012. At December 31, 2013, the Bank had pledged loans totaling $24 billion which provided for up to $19 billion of available collateralized borrowing with the FRB.
The Bank is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At December 31, 2013, $13 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings. As of December 31, 2013, the Corporation had $1.0 billion of outstanding borrowings from the FHLB maturing in May 2014.
Additionally, the Bank had the ability to issue up to $15.0 billion of debt at December 31, 2013 under an existing $15 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of December 31, 2013, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
December 31, 2013	Rating	Outlook	Rating	Outlook
Standard and Poor’s	A-	Stable	A	Stable
Moody’s Investors Service	A3	Stable	A2	Stable
Fitch Ratings	A	Stable	A	Stable
DBRS	A	Stable	A (High)	Stable
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $12.6 billion at December 31, 2013, compared to $12.1 billion at December 31, 2012, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities available-for-sale. At December 31, 2013, the Corporation held excess liquidity, represented by $5.6 billion deposited with the FRB, compared to $2.9 billion at December 31, 2012.
The Corporation regularly evaluates its ability to meet funding needs in unanticipated, stressed environments. In conjunction with the quarterly 200 basis point interest rate simulation analyses, discussed in the “Interest Rate Sensitivity” section of this financial review, liquidity ratios and potential funding availability are examined. Each quarter, the Corporation also evaluates its ability to meet liquidity needs under a series of broad events, distinguished in terms of duration and severity. The evaluation as of December 31, 2013 projected that sufficient sources of liquidity were available under each series of events.

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
COMPLIANCE RISK
Compliance risk represents the risk of regulatory sanctions, reputational impact or financial loss resulting from the Corporation's failure to comply with regulations and standards of good banking practice. Activities which may expose the Corporation to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, community reinvestment initiatives, fair lending, consumer protection, employment and tax matters, over-the-counter derivative activities and other activities regulated by the Dodd-Frank Wall Street Reform and Consumer Protection Act.
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

CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2013, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, valuation methodologies, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully below.
ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses, which includes both the allowance for loan losses and the allowance for credit losses on lending-related commitments, is calculated with the objective of maintaining a reserve sufficient to absorb estimated probable losses. Management's determination of the appropriateness of the allowance is based on periodic evaluations of the loan portfolio, lending-related commitments, and other relevant factors. This evaluation is inherently subjective as it requires numerous estimates, including the loss content for internal risk ratings, collateral values, the amounts and timing of expected future cash flows, and for lending related commitments, estimates of the probability of draw on unused commitments.
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
Loans which do not meet the criteria to be evaluated individually are evaluated in homogeneous pools of loans with similar risk characteristics. For business loans not individually evaluated, losses inherent to the pool are estimated by applying standard reserve factors to outstanding principal balances, giving consideration to the estimated loss emergence period. Standard reserve factors are based on estimated probabilities of default and loss given default. These factors are evaluated and updated quarterly based on borrower risk rating migration experience and trends, recent charge-off experience, current economic conditions and trends, changes in collateral values of properties securing loans, and trends with respect to past due and nonaccrual amounts.

The Corporation also periodically reviews its loss emergence period estimates to determine the most appropriate default horizon associated with the calculation of probabilities of default. Probabilities of default and loss given default factors are estimated for each internal risk rating. Internal risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by the Corporation's senior management, generally at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. The Corporation considers the inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system. An additional allowance is established to capture the probable losses which could result from such risk rating errors. This additional allowance is based on the results of risk rating accuracy assessments performed on samples of business loans conducted by the Corporation's asset quality review function, a function independent of the lending and credit groups responsible for assigning the initial internal risk rating at the time of approval. Incremental reserves may be established to cover losses in industries and/or portfolios experiencing elevated loss levels.
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
Since standard loss factors are applied to large pools of loans, even minor changes in these factors could significantly affect the Corporation's determination of the appropriateness of the allowance for loan losses. To illustrate, if recent loss experience dictated that the estimated standard loss factors would be changed by five percent (of the estimate) across all risk ratings, the allowance for loan losses as of December 31, 2013 would change by approximately $19 million. Loss emergence periods are used to determine the most appropriate default horizon associated with the calculation of probabilities of default. Loss emergence periods tend to lengthen during benign economic periods and shorten during periods of economic distress. Considered in isolation, lengthening the loss emergence period assumption would result in an increase to the allowance for loan losses.
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
Fair value measurement and disclosure guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on the markets in which the assets and liabilities are traded and whether the inputs used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management's estimates about market data. Valuations generated from model-based techniques that use at least one significant assumption not observable in the market are considered Level 3. These unobservable assumptions reflect estimates of assumptions market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. Fair value measurements for assets and liabilities where limited or no observable market data exists are based primarily upon estimates which cannot be determined with precision and in many cases may not reflect amounts exchanged in a current sale of the financial instrument.
Fair value measurement and disclosure guidance differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Level 3 financial instruments recorded at fair value on a recurring basis included primarily auction-rate securities at December 31, 2013. Additionally, from time to time, the Corporation may be required to record at fair value other financial assets or liabilities on a nonrecurring basis. Note 2 to the consolidated financial statements includes information about the extent to which fair value is used to measure assets and liabilities and the valuation methodologies and key inputs used.
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
At December 31, 2013, Level 3 financial assets recorded at fair value on a recurring basis totaled $162 million, or less than one percent of total assets. This included auction-rate securities with a fair value of $159 million at December 31, 2013. Changes in the fair value are recorded in other comprehensive income (loss) and reviewed quarterly for possible other-than-temporary impairment. The fair value at December 31, 2013 was determined using an income approach based on a discounted cash flow model utilizing two significant assumptions in the model: discount rate (including a liquidity risk premium) and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium. The liquidity risk premium was derived from the rate at which various types of auction-rate securities had been redeemed or sold. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation's redemption experience. Changes in these significant assumptions could result in different valuations. For example, an increase or decrease in the liquidity premium of 100 basis points changes the fair value by $4 million at December 31, 2013.
At December 31, 2013, Level 3 financial liabilities recorded at fair value on a recurring basis totaled $2 million, or less than one percent of total liabilities.
At December 31, 2013, Level 3 financial assets recorded at fair value on a nonrecurring basis totaled $135 million, or less than one percent of total assets, and consisted primarily of impaired loans and foreclosed property. At December 31, 2013, there were no financial liabilities recorded at fair value on a nonrecurring basis.
See Note 2 to the consolidated financial statements for a complete discussion on the Corporation's use of fair value and the related measurement techniques.
Share-based Compensation
The fair value of share-based compensation as of the date of grant is recognized as compensation expense on a straight-line basis over the requisite service period for all stock awards, including those with graded vesting. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the date at which the employee is no longer required to perform any service to receive the share-based compensation (the retirement-eligible date). Certain awards are contingent upon performance conditions, which affect the number of awards ultimately granted. The Corporation periodically evaluates the probable outcome of the performance conditions and makes cumulative adjustments to compensation expense as appropriate. In 2013, the Corporation recognized total share-based compensation expense of $35 million.

Changes in input assumptions can materially affect the fair value estimates and/or the amount of compensation expense recognized. The option valuation model requires several inputs, including the risk-free interest rate, the expected dividend yield, expected volatility factors of the market price of the Corporation's common stock and the expected option life. For further discussion on the valuation model inputs, see Note 16 to the consolidated financial statements. The option valuation model is most sensitive to the market price and expected volatility factors of the Corporation's stock at the grant date, which affects the fair value estimates and, therefore, the amount of expense recorded on future grants. Using the number of stock options granted in 2013, a change of 10 percentage points in the expected volatility factor would result in a change in pretax expense of approximately $3 million, from the assumed base, over the options' vesting periods. The fair value of restricted stock is based on the market price of the Corporation's stock at the grant date and incorporates a forfeiture assumption based on historical experience. Using the number of restricted stock awards issued in 2013, a decrease in the forfeiture rate assumption by 10 percentage points would result in an increase in pretax expense of approximately $2 million, from the assumed base, over the awards' vesting periods. Performance-based awards incorporate an assumption regarding the probability of achieving the performance condition. If the Corporation were to assume that the remaining performance conditions would not be achieved for the units granted in 2013, it would result in a decrease of $4 million in share based compensation expense over the awards' remaining vesting periods. Refer to Notes 1 and 16 to the consolidated financial statements for further discussion of share-based compensation expense.
GOODWILL
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management. At December 31, 2013 and 2012, goodwill totaled $635 million, including $380 million allocated to the Business Bank, $194 million allocated to the Retail Bank and $61 million allocated to Wealth Management.
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
The assumptions used to calculate 2014 expense for the defined benefit pension plans were a discount rate of 5.17 percent, a long-term rate of return on plan assets of 6.75 percent and a rate of compensation increase of 4.00 percent. Defined benefit pension expense in 2014 is expected to decrease more than 50 percent from the $86 million recorded in 2013, primarily driven by an increase in the discount rate partially offset by a decline in the expected long-term rate of return on plan assets.
Changing the 2014 key actuarial assumptions discussed above by 25 basis points would have the following impact on defined benefit pension expense in 2014:

	25 Basis Point
(in millions)	Increase	Decrease
Key Actuarial Assumption:
Discount rate	$(8.3)	$8.3
Long-term rate of return	(4.9)	4.9
Rate of compensation increase	2.6	(2.6)
The market-related value of plan assets is determined by amortizing the current year's investment gains and losses (the actual investment return net of the expected investment return) over five years. The amortization adjustment may not exceed 10 percent of the fair value of assets. This commonly used method spreads investment gains and losses, reducing annual volatility, but the cumulative effect will ultimately be the same as using the actual fair market value of plan assets over the long term.
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
The net funded status of the qualified and non-qualified defined benefit pension plans were an asset of $304 million and a liability of $195 million, respectively, at December 31, 2013. Due to the long-term nature of pension plan assumptions, actual results may differ significantly from the actuarial-based estimates. Differences resulting in actuarial gains or losses are required to be recorded in shareholders' equity as part of accumulated other comprehensive income (loss) and amortized to defined benefit pension expense in future years. For further information, refer to Note 1 to the consolidated financial statements. Actuarial pre-tax net losses recognized in other comprehensive income (loss) for the year ended December 31, 2013 were $263 million for the qualified defined benefit pension plan and $21 million for the non-qualified defined benefit pension plan. In 2013, the actual return on plan assets in the qualified defined benefit pension plan was $136 million, compared to an expected return on plan assets of $132 million. In 2012, the actual return on plan assets was $199 million, compared to an expected return on plan assets of $114 million. No contributions were made to the qualified benefit plan in 2013, however, the Corporation made a contribution to the plan of $300 million in the fourth quarter 2012. There were no assets in the non-qualified defined benefit pension plan at December 31, 2013, and 2012.
Defined benefit pension expense is recorded in “employee benefits” expense on the consolidated statements of income and is allocated to business segments based on the segment's share of salaries expense. Accordingly, defined benefit pension expense was allocated approximately 41 percent, 28 percent, 25 percent and 6 percent to the Retail Bank, Business Bank, Wealth Management and Finance segments, respectively, in 2013.
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

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)
December 31	2013	2012	2011	2010	2009
Tier 1 Common Capital Ratio:
Tier 1 capital (a)	$6,895	$6,705	$6,582	$6,027	$7,704
Less:
Fixed rate cumulative perpetual preferred stock	—	—	—	—	2,151
Trust preferred securities	—	—	25	—	495
Tier 1 common capital	$6,895	$6,705	$6,557	$6,027	$5,058
Risk-weighted assets (a)	$64,825	$66,115	$63,244	$59,506	$61,815
Tier 1 risk-based capital ratio	10.64%	10.14%	10.41%	10.13%	12.46%
Tier 1 common capital ratio	10.64	10.14	10.37%	10.13%	8.18%
Basel III Common Equity Tier 1 Capital Ratio (estimated):
Tier 1 common capital	$6,895
Basel III adjustments (b)	(6)
Basel III common equity Tier 1 capital (b)	$6,889
Risk-weighted assets (a)	$64,825
Basel III adjustments (b)	1,754
Basel III risk-weighted assets (b)	$66,579
Tier 1 common capital ratio	10.6%
Basel III common equity Tier 1 capital ratio (estimated)	10.3
Tangible Common Equity Ratio:
Total shareholder's equity	$7,153	$6,942	$6,868	$5,793	$7,029
Less:
Fixed rate cumulative perpetual preferred stock	—	—	—	—	2,151
Common shareholders' equity	7,153	6,942	6,868	5,793	4,878
Less:
Goodwill	635	635	635	150	150
Other intangible assets	17	22	32	6	8
Tangible common equity	$6,501	$6,285	$6,201	$5,637	$4,720
Total assets	$65,227	$65,069	$61,008	$53,667	$59,249
Less:
Goodwill	635	635	635	150	150
Other intangible assets	17	22	32	6	8
Tangible assets	$64,575	$64,412	$60,341	$53,511	$59,091
Common equity ratio	10.97%	10.67%	11.26%	10.80%	8.23%
Tangible common equity ratio	10.07	9.76	10.27%	10.54%	7.99%
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,153	$6,942	$6,868	$5,793	$4,878
Tangible common equity	6,501	6,285	6,201	5,637	4,720
Shares of common stock outstanding (in millions)	182	188	197	177	151
Common shareholders' equity per share of common stock	$39.23	$36.87	$34.80	$32.82	$32.27
Tangible common equity per share of common stock	35.65	33.38	31.42	31.94	31.22

(a)	Tier 1 capital and risk-weighted assets as defined by regulation.

(b)	Estimated ratios based on the standardized approach in the final rule for the U.S. adoption of the Basel III regulatory capital framework, excluding most elements of AOCI, as fully phased in.
The Tier 1 common capital ratio removes preferred stock and qualifying trust preferred securities from Tier 1 capital as defined by and calculated in conformity with bank regulations. The Basel III common equity Tier 1 capital ratio further adjusts Tier 1 common capital and risk-weighted assets to account for the final rule approved by U.S. banking regulators in July 2013 for the U.S. adoption of the Basel III regulatory capital framework. The final Basel III capital rules are effective January 1, 2015 for banking organizations subject to the standardized approach. The tangible common equity ratio removes preferred stock and the effect of intangible assets from capital and the effect of intangible assets from total assets and tangible common equity per share of common stock removes the effect of intangible assets from common shareholders' equity per share of common stock. The Corporation believes these measurements are meaningful measures of capital adequacy used by investors, regulators, management and others to evaluate the adequacy of common equity and to compare against other companies in the industry.

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

•
the introduction, implementation, withdrawal, success and timing of business initiatives and strategies may be less successful or may be different than anticipated, which could adversely affect the Corporation's business;

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

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)
December 31	2013	2012

ASSETS
Cash and due from banks	$1,140	$1,395

Federal funds sold	—	100
Interest-bearing deposits with banks	5,311	3,039
Other short-term investments	112	125

Investment securities available-for-sale	9,307	10,297

Commercial loans	28,815	29,513
Real estate construction loans	1,762	1,240
Commercial mortgage loans	8,787	9,472
Lease financing	845	859
International loans	1,327	1,293
Residential mortgage loans	1,697	1,527
Consumer loans	2,237	2,153
Total loans	45,470	46,057
Less allowance for loan losses	(598)	(629)
Net loans	44,872	45,428
Premises and equipment	594	622
Accrued income and other assets	3,891	4,063
Total assets	$65,227	$65,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$23,875	$23,279

Money market and interest-bearing checking deposits	22,332	21,273
Savings deposits	1,673	1,606
Customer certificates of deposit	5,063	5,531
Foreign office time deposits	349	502
Total interest-bearing deposits	29,417	28,912
Total deposits	53,292	52,191
Short-term borrowings	253	110
Accrued expenses and other liabilities	986	1,106
Medium- and long-term debt	3,543	4,720
Total liabilities	58,074	58,127

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,179	2,162
Accumulated other comprehensive loss	(391)	(413)
Retained earnings	6,321	5,931
Less cost of common stock in treasury - 45,860,786 shares at 12/31/13 and 39,889,610 shares at 12/31/12	(2,097)	(1,879)
Total shareholders’ equity	7,153	6,942
Total liabilities and shareholders’ equity	$65,227	$65,069
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2013	2012	2011
INTEREST INCOME
Interest and fees on loans	$1,556	$1,617	$1,564
Interest on investment securities	214	234	233
Interest on short-term investments	14	12	12
Total interest income	1,784	1,863	1,809
INTEREST EXPENSE
Interest on deposits	55	70	90
Interest on medium- and long-term debt	57	65	66
Total interest expense	112	135	156
Net interest income	1,672	1,728	1,653
Provision for credit losses	46	79	144
Net interest income after provision for credit losses	1,626	1,649	1,509
NONINTEREST INCOME
Service charges on deposit accounts	214	214	208
Fiduciary income	171	158	151
Commercial lending fees	99	96	87
Card fees	74	65	77
Letter of credit fees	64	71	73
Bank-owned life insurance	40	39	37
Foreign exchange income	36	38	40
Brokerage fees	17	19	22
Net securities (losses) gains	(1)	12	14
Other noninterest income	112	106	83
Total noninterest income	826	818	792
NONINTEREST EXPENSES
Salaries	763	778	770
Employee benefits	246	240	205
Total salaries and employee benefits	1,009	1,018	975
Net occupancy expense	160	163	169
Equipment expense	60	65	66
Outside processing fee expense	119	107	101
Software expense	90	90	88
Litigation-related expense	52	23	10
FDIC insurance expense	33	38	43
Advertising expense	21	27	28
Other real estate expense	2	9	22
Merger and restructuring charges	—	35	75
Other noninterest expenses	176	182	194
Total noninterest expenses	1,722	1,757	1,771
Income before income taxes	730	710	530
Provision for income taxes	189	189	137
NET INCOME	541	521	393
Less income allocated to participating securities	8	6	4
Net income attributable to common shares	$533	$515	$389
Earnings per common share:
Basic	$2.92	$2.68	2.11
Diluted	2.85	2.67	2.09

Cash dividends declared on common stock	126	106	75
Cash dividends declared per common share	0.68	0.55	0.40
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2013	2012	2011

NET INCOME	$541	$521	$393

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized (losses) gains on investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period	(343)	48	202
Less: Reclassification adjustment for net securities gains included in net income	1	14	21
Change in net unrealized (losses) gains before income taxes	(344)	34	181

Defined benefit pension and other postretirement plans adjustment:
Net gain (loss) arising during the period	286	(192)	(176)
Less: Adjustments for amounts recognized as components of net periodic benefit cost:
Amortization of actuarial net loss	(89)	(62)	(42)
Amortization of prior service cost	(2)	(3)	(3)
Amortization of transition obligation	—	(4)	(4)
Change in defined benefit pension and other postretirement plans adjustment before income taxes	377	(123)	(127)

Net gains (losses) on cash flow hedges:
Net cash flow hedge losses arising during the period	—	—	(2)
Less: Reclassification adjustment for net cash flow hedge gains included in net income	—	—	1
Change in net cash flow hedge losses before income taxes	—	—	(3)

Total other comprehensive income (loss) before income taxes	33	(89)	51
Provision (benefit) for income taxes	11	(32)	18
Total other comprehensive income (loss), net of tax	22	(57)	33

COMPREHENSIVE INCOME	$563	$464	$426
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2010	176.5	$1,019	$1,481	$(389)	$5,247	$(1,565)	$5,793
Net income	—	—	—	—	393	—	393
Other comprehensive income, net of tax	—	—	—	33	—	—	33
Cash dividends declared on common stock ($0.40 per share)	—	—	—	—	(75)	—	(75)
Purchase of common stock	(4.3)	—	—	—	—	(116)	(116)
Acquisition of Sterling Bancshares, Inc.	24.3	122	681	—	—	—	803
Net issuance of common stock under employee stock plans	0.8	—	(29)	—	(19)	48	—
Share-based compensation	—	—	37	—	—	—	37
BALANCE AT DECEMBER 31, 2011	197.3	1,141	2,170	(356)	5,546	(1,633)	6,868
Net income	—	—	—	—	521	—	521
Other comprehensive loss, net of tax	—	—	—	(57)	—	—	(57)
Cash dividends declared on common stock ($0.55 per share)	—	—	—	—	(106)	—	(106)
Purchase of common stock	(10.2)	—	—	—	—	(308)	(308)
Net issuance of common stock under employee stock plans	1.2	—	(46)	—	(30)	63	(13)
Share-based compensation	—	—	37	—	—	—	37
Other	—	—	1	—	—	(1)	—
BALANCE AT DECEMBER 31, 2012	188.3	1,141	2,162	(413)	5,931	(1,879)	6,942
Net income	—	—	—	—	541	—	541
Other comprehensive income, net of tax	—	—	—	22	—	—	22
Cash dividends declared on common stock ($0.68 per share)	—	—	—	—	(126)	—	(126)
Purchase of common stock	(7.5)	—	—	—	—	(291)	(291)
Net issuance of common stock under employee stock plans	1.5	—	(17)	—	(25)	72	30
Share-based compensation	—	—	35	—	—	—	35
Other	—	—	(1)	—	—	1	—
BALANCE AT DECEMBER 31, 2013	182.3	$1,141	$2,179	$(391)	$6,321	$(2,097)	$7,153
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Comerica Incorporated and Subsidiaries

(in millions)
Years Ended December 31	2013	2012	2011
OPERATING ACTIVITIES
Net income	$541	$521	$393
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	46	79	144
(Benefit) provision for deferred income taxes	(20)	158	79
Depreciation and amortization	122	133	122
Net periodic defined benefit cost	88	81	53
Share-based compensation expense	35	37	37
Net amortization of securities	23	48	39
Accretion of loan purchase discount	(49)	(71)	(53)
Net securities losses (gains)	1	(12)	(14)
Net loss/writedown on foreclosed property	4	—	13
Excess tax benefits from share-based compensation arrangements	(3)	(1)	(1)
Net change in:
Trading securities	6	1	3
Accrued income receivable	7	5	(8)
Accrued expenses payable	38	35	59
Other, net	(3)	(342)	(70)
Net cash provided by operating activities	836	672	796
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	2,849	3,839	2,779
Purchases	(2,225)	(4,032)	(4,453)
Sales	—	—	784
Net change in loans	549	(3,498)	(695)
Cash and cash equivalents acquired in acquisition of Sterling Bancshares, Inc.	—	—	721
Sales of Federal Home Loan Bank stock	41	3	36
Purchase of Federal Reserve Bank stock	—	—	(26)
Proceeds from sales of indirect private equity and venture capital funds	—	1	33
Proceeds from sales of foreclosed property	55	82	106
Net increase in premises and equipment	(102)	(55)	(121)
Other, net	7	4	(13)
Net cash provided by (used in) investing activities	1,174	(3,656)	(849)
FINANCING ACTIVITIES
Net change in:
Deposits	1,229	4,520	3,296
Short-term borrowings	143	40	(82)
Medium- and long-term debt:
Maturities and redemptions	(1,080)	(193)	(1,517)
Common stock:
Repurchases	(291)	(308)	(116)
Cash dividends paid	(123)	(97)	(73)
Issuances under employee stock plans	33	3	4
Excess tax benefits from share-based compensation arrangements	3	1	1
Other, net	(7)	(4)	13
Net cash (used in) provided by financing activities	(93)	3,962	1,526
Net increase in cash and cash equivalents	1,917	978	1,473
Cash and cash equivalents at beginning of period	4,534	3,556	2,083
Cash and cash equivalents at end of period	$6,451	$4,534	$3,556
Interest paid	$114	$135	$151
Income taxes, tax deposits and tax-related interest paid	115	46	73
Noncash investing and financing activities:
Loans transferred to other real estate	14	42	69
Net noncash assets acquired in stock acquisition of Sterling Bancshares, Inc.	—	—	82
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
For further information about fair value measurements refer to Note 2.
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
The OTTI review for equity securities includes an analysis of the facts and circumstances of each individual investment and focuses on the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the financial condition and near-term prospects of the issuer, and management’s intent and ability to hold the security to recovery. A decline in value of an equity security that is considered to be other-than-temporary is recorded as a loss in “net securities (losses) gains” on the consolidated statements of income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Loan Origination Fees and Costs
Substantially all loan origination fees and costs are deferred and amortized to net interest income of over the life of the related loan or over the commitment period as a yield adjustment. Net deferred income on originated loans, including unearned income and unamortized costs, fees, premiums and discounts, totaled $287 million and $310 million at December 31, 2013 and 2012, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

In these situations, the Corporation uses an “as-developed” appraisal to evaluate alternatives. However, the “as-developed” collateral value is appropriately adjusted to reflect the cost to complete the construction project and to prepare the property for sale. The Corporation may reduce the collateral value based upon the age of the appraisal and adverse developments in market conditions.
Loans which do not meet the criteria to be evaluated individually are evaluated in homogeneous pools of loans with similar risk characteristics. For business loans not individually evaluated, losses inherent to the pool are estimated by applying standard reserve factors to outstanding principal balances, giving consideration to the estimated loss emergence period. Standard reserve factors are based on estimated probabilities of default and loss given default. These factors are evaluated and updated quarterly based on borrower risk rating migration experience and trends, recent charge-off experience, current economic conditions and trends, changes in collateral values of properties securing loans, and trends with respect to past due and nonaccrual amounts. The Corporation also periodically reviews its loss emergence period estimates to determine the most appropriate default horizon associated with the calculation of probabilities of default. Probabilities of default and loss given default factors are estimated for each internal risk rating. Internal risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by the Corporation’s senior management, generally at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. The Corporation considers the inherent imprecision in the risk rating system resulting from inaccuracy in assigning and/or entering risk ratings in the loan accounting system. An additional allowance is established to capture the probable losses which could result from such risk rating errors. This additional allowance is calculated based on the results of risk rating accuracy assessments performed on samples of business loans conducted by the Corporation's asset quality review function, a function independent of the lending and credit groups responsible for assigning the initial internal risk rating at the time of approval. Incremental reserves may be established to cover losses in industries and/or portfolios experiencing elevated loss levels.
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
Foreclosed property (primarily real estate) is initially recorded at fair value, less costs to sell, at the date of foreclosure and subsequently carried at the lower of cost or fair value, less estimated costs to sell. Independent appraisals are obtained to substantiate the fair value of foreclosed property at the time of foreclosure and updated at least annually or upon evidence of deterioration in the property’s value. At the time of foreclosure, any excess of the related loan balance over fair value (less estimated costs to sell) of the property acquired is charged to the allowance for loan losses. Subsequent write-downs, operating expenses and losses upon sale, if any, are charged to noninterest expenses. Foreclosed property is included in “accrued income and other assets” on the consolidated balance sheets.
Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation, computed on the straight-line method, is charged to operations over the estimated useful lives of the assets. Estimated useful lives are generally

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Goodwill and Core Deposit Intangibles
Goodwill, included in "accrued income and other assets" on the consolidated balance sheets, is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated at least annually for impairment. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Corporation has three reporting units: the Business Bank, the Retail Bank and Wealth Management.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Nonmarketable Equity Securities
The Corporation has certain investments that are not readily marketable. These investments include a portfolio of investments in indirect private equity and venture capital funds and restricted equity investments, which are securities the Corporation is required to hold for various reasons, primarily Federal Home Loan Bank of Dallas (FHLB) and Federal Reserve Bank (FRB) stock. These investments are accounted for on the cost or equity method and are included in “accrued income and other assets” on the consolidated balance sheets. The investments are individually reviewed for impairment on a quarterly basis. Indirect private equity and venture capital funds are evaluated by comparing the carrying value to the estimated fair value. The amount by which the carrying value exceeds the fair value that is determined to be other-than-temporary impairment is charged to current earnings and the carrying value of the investment is written down accordingly. FHLB and FRB stock are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. If the Corporation does not expect to recover the full par value, the amount by which the par value exceeds the ultimately recoverable value would be charged to current earnings and the carrying value of the investment would be written down accordingly.
Derivative Instruments and Hedging Activities
Derivative instruments are carried at fair value in either “accrued income and other assets” or “accrued expenses and other liabilities” on the consolidated balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, by the type of hedging relationship. The Corporation presents derivative instruments at fair value in the consolidated balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty for derivative contracts that are subject to legally enforceable master netting arrangements. For derivative instruments designated and qualifying as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item (i.e., the ineffective portion), if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. In 2013, the Corporation adopted amendments to GAAP which require enhanced disclosures about the nature and effect or potential effect of an entity's rights of setoff associated with its derivative and certain other financial instruments. The required disclosures are provided in Note 8.
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
In 2013, the Financial Accounting Standards Board (FASB) issued an amendment to GAAP which permits the Overnight Index Swap Rate, also referred to as the Fed Funds Effective Swap Rate, to be used as a benchmark interest rate for hedge accounting purposes, effective for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The amendment also removed the restriction on using different benchmark rates for similar hedges. While the adoption of this amendment had no impact on the Corporation's financial condition and results of operations, to the extent to Corporation enters into new or re-designates existing hedging relationships in the future, the Overnight Index Swap Rate will be included in the spectrum of available benchmark interest rates for hedge accounting.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Share-Based Compensation
The Corporation recognizes share-based compensation expense using the straight-line method over the requisite service period for all stock awards, including those with graded vesting. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the date at which the employee is no longer required to perform any service to receive the share-based compensation (the retirement-eligible date). Certain awards are contingent upon performance conditions, which affect the number of awards ultimately granted. The Corporation periodically evaluates the probable outcome of the performance conditions and makes cumulative adjustments to compensation expense as appropriate.
Further information on the Corporation’s share-based compensation plans is included in Note 16.
Revenue Recognition
The following summarizes the Corporation’s revenue recognition policies as they relate to certain noninterest income line items in the consolidated statements of income.
Service charges on deposit accounts include fees for banking services provided, overdrafts and non-sufficient funds. Revenue is generally recognized in accordance with published deposit account agreements for retail accounts or contractual agreements for commercial accounts.
Fiduciary income includes fees and commissions from asset management, custody, recordkeeeping, investment advisory and other services provided to personal and institutional trust customers. Revenue is recognized on an accrual basis at the time the services are performed and are based on either the market value of the assets managed or the services provided.
Commercial lending fees primarily include fees assessed on the unused portion of commercial lines of credit ("unused commitment fees") and syndication agent fees. Unused commitment fees are recognized when earned. Syndication agent fees are generally recognized when the transaction is complete.
Card fees includes primarily bankcard interchange revenue which is recorded as revenue when earned.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
Earnings Per Share
Basic income per common share and net income per common share are calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared (distributed earnings) and participation rights in undistributed earnings. Distributed and undistributed earnings are allocated between common and participating security shareholders based on their respective rights to receive dividends. Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities (e.g., nonvested restricted stock and restricted stock units). Undistributed net losses are not allocated to nonvested restricted shareholders, as these shareholders do not have a contractual obligation to fund the losses incurred by the Corporation. Income attributable to common shares and net income attributable to common shares are then divided by the weighted-average number of common shares outstanding during the period.
Diluted income per common share and net income per common share consider common stock issuable under the assumed exercise of stock options granted under the Corporation’s stock plans and warrants. Diluted income attributable to common shares and net income attributable to common shares are then divided by the total of weighted-average number of common shares and common stock equivalents outstanding during the period.
Statements of Cash Flows
Cash and cash equivalents are defined as those amounts included in “cash and due from banks”, “federal funds sold” and “interest-bearing deposits with banks” on the consolidated balance sheets.
Comprehensive Income (Loss)
The Corporation presents on an annual basis the components of net income and other comprehensive income in two separate, but consecutive statements and presents on an interim basis the components of net income and a total for comprehensive income in one continuous consolidated statement of comprehensive income.
Pending Accounting Pronouncements
In January 2014, the FASB issued ASU No. 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” (ASU 2014-01), which enables companies that invest in affordable housing projects that qualify for the low-income housing tax credit (LIHTC) to elect to use the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial investment cost of the project is amortized in proportion to the amount of tax credits and benefits received, with the results of the investment presented on a net basis as a component of income tax expense (benefit). ASU 2014-01 is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted. The Corporation is currently evaluating the impact of adopting ASU 2014-01, but does not expect the adoption to have a material effect on the Corporation’s financial condition and results of operations.
Also in January 2014, the FASB issued ASU No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” (ASU 2014-04), which clarifies when an in-substance foreclosure or repossession of residential real estate property occurs, requiring a creditor to reclassify the loan to other real estate. According to ASU 2014-04, a consumer mortgage loan should be reclassified to other real estate either upon the creditor obtaining legal title to the real estate collateral or when the borrower voluntarily conveys all interest in the real estate property to the creditor through a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also clarifies that a creditor should not delay reclassification when a borrower has a legal right of redemption. The Corporation's current practice is to delay reclassification of foreclosed residential real estate to other real estate until the redemption period, if any, has expired. The Corporation expects to prospectively adopt ASU 2014-04 in the first quarter 2015 and does not expect the adoption to have a material effect on the Corporation's financial condition and results of operations. At December 31, 2013,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

approximately $5 million of foreclosed residential real estate property subject to a redemption period was classified in nonperforming loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Corporation generally utilizes third-party pricing services to value Level 1 and Level 2 trading securities and investment securities available-for-sale, as well as certain derivatives designated as fair value hedges. Management reviews the methodologies and assumptions used by the third-party pricing services and evaluates the values provided, principally by comparison with other available market quotes for similar instruments and/or analysis based on internal models using available third-party market data. The Corporation may occasionally adjust certain values provided by the third-party pricing service when management believes, as the result of its review, that the adjusted price most appropriately reflects the fair value of the particular security.
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
Trading securities and associated deferred compensation plan liabilities
Trading securities include securities held for trading purposes as well as assets held related to employee deferred compensation plans. Trading securities and associated deferred compensation plan liabilities are recorded at fair value on a recurring basis and included in “other short-term investments” and “accrued expenses and other liabilities,” respectively, on the consolidated balance sheets. Level 1 trading securities include assets related to employee deferred compensation plans, which are invested in mutual funds, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and other securities traded on an active exchange, such as the New York Stock Exchange. Deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets. Level 2 trading securities include municipal bonds and residential mortgage-backed securities issued by U.S. government-sponsored entities and corporate debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

securities. The methods used to value trading securities are the same as the methods used to value investment securities available-for-sale, discussed below.
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
Securities classified as Level 3 represent securities in less liquid markets requiring significant management assumptions when determining fair value. Auction-rate securities comprise Level 3 securities. Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value for all periods presented was determined using an income approach based on a discounted cash flow model. The discounted cash flow model utilizes two significant inputs: discount rate and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium. The liquidity risk premium was derived from the rate at which various types of similar auction-rate securities had been redeemed or sold. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation's own redemption experience. Significant increases in any of these inputs in isolation would result in a significantly lower fair value. The Corporate Development Department, with appropriate oversight and approval provided by senior management, is responsible for determining the valuation methodology for auction-rate securities and for updating significant inputs based on changes to the factors discussed above. Valuation results, including an analysis of changes to the valuation methodology and significant inputs, are provided to senior management for review on a quarterly basis.
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
The Corporation discloses fair value estimates for loans. The estimated fair value is determined based on characteristics such as loan category, repricing features and remaining maturity, and includes prepayment and credit loss estimates. For variable rate business loans that reprice frequently, the estimated fair value is based on carrying values adjusted for estimated credit losses inherent in the portfolio at the balance sheet date. For other business loans and retail loans, fair values are estimated using a discounted cash flow model that employs a discount rate that reflects the Corporation's current pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date. The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable. The Corporation classifies the estimated fair value of loans held for investment as Level 3.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Derivative assets and derivative liabilities
Derivative instruments held or issued for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. Fair value for over-the-counter derivative instruments is measured on a recurring basis using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities. The Corporation manages credit risk on its derivative positions based on whether the derivatives are being settled through a clearinghouse or bilaterally with each counterparty. For derivative positions settled on a counterparty-by-counterparty basis, the Corporation calculates credit valuation adjustments, included in the fair value of these instruments, on the basis of its relationships at the counterparty portfolio/master netting agreement level. These credit valuation adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements. These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default. The Corporation assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Corporation classifies its over-the-counter derivative valuations in Level 2 of the fair value hierarchy. Examples of Level 2 derivative instruments are interest rate swaps and energy derivative and foreign exchange contracts.
Warrants which contain a net exercise provision or a non-contingent put right embedded in the warrant agreement are accounted for as derivatives and recorded at fair value on a recurring basis using a Black-Scholes valuation model. The Black-Scholes valuation model utilizes five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company. The Corporation holds a portfolio of warrants for generally nonmarketable equity securities with a fair value of $3 million at December 31, 2013. These warrants are primarily from non-public technology companies obtained as part of the loan origination process. The Corporate Development Department is responsible for the warrant valuation process, which includes reviewing all significant inputs for reasonableness, and for providing valuation results to senior management. Increases in any of these inputs in isolation, with the exception of exercise price, would result in a higher fair value. Increases in exercise price in isolation would result in a lower fair value. The Corporation classifies warrants accounted for as derivatives as Level 3.
The Corporation also holds a derivative contract associated with the 2008 sale of its remaining ownership of Visa Inc. (Visa) Class B shares. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. At December 31, 2013, the fair value of the contract was a liability of $2 million. The recurring fair value of the derivative contract is based on unobservable inputs consisting of management's estimate of the litigation outcome, timing of litigation settlements and payments related to the derivative. Significant increases in the estimate of litigation outcome and the timing of litigation settlements in isolation would result in a significantly higher liability fair value. Significant increases in payments related to the derivative in isolation would result in a significantly lower liability fair value. The Corporation classifies the derivative liability as Level 3.
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments with a carrying value and unfunded commitments of $12 million and $5 million, respectively, at December 31, 2013. These funds generally cannot be redeemed and the majority are not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 16 years. Recently issued federal regulations may require the Corporation to sell certain of these funds prior to liquidation. The investments are accounted for either on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the net asset value, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. On a quarterly basis, the Corporate Development Department is responsible, with appropriate oversight and approval provided by senior management, for performing the valuation procedures and updating significant inputs, as are primarily provided

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

by the underlying fund's management. The Corporation classifies fair value measurements of nonmarketable equity securities as Level 3. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value on a nonrecurring basis were insignificant and $2 million at December 31, 2013 and 2012, respectively.
The Corporation also holds restricted equity investments, primarily FHLB and FRB stock. These stock investments are not readily marketable and are recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $48 million and $89 million at December 31, 2013 and 2012, respectively, and its investment in FRB stock totaled $85 million at both December 31, 2013 and 2012. The Corporation believes its investments in FHLB and FRB stock are ultimately recoverable at par. Therefore, the carrying amount for these restricted equity investments approximates fair value. The Corporation classifies the estimated fair value of such investments as Level 1.
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
Credit-related financial instruments
Credit-related financial instruments include unused commitments to extend credit and letters of credit. These instruments generate ongoing fees which are recognized over the term of the commitment. In situations where credit losses are probable, the Corporation records an allowance. The carrying value of these instruments included in "accrued expenses and other liabilities" on the consolidated balance sheets, which includes the carrying value of the deferred fees plus the related allowance, approximates the estimated fair value. The Corporation classifies the estimated fair value of credit-related financial instruments as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2013
Trading securities:
Deferred compensation plan assets	$96	$96	$—	$—
Equity and other non-debt securities	7	7	—	—
Residential mortgage-backed securities (a)	2	—	2	—
State and municipal securities	3	—	3	—
Total trading securities	108	103	5	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	45	45	—	—
Residential mortgage-backed securities (a)	8,926	—	8,926	—
State and municipal securities	22	—	—	22	(b)
Corporate debt securities	56	—	55	1	(b)
Equity and other non-debt securities	258	122	—	136	(b)
Total investment securities available-for-sale	9,307	167	8,981	159
Derivative assets:
Interest rate contracts	380	—	380	—
Energy derivative contracts	105	—	105	—
Foreign exchange contracts	15	—	15	—
Warrants	3	—	—	3
Total derivative assets	503	—	500	3
Total assets at fair value	$9,918	$270	$9,486	$162
Derivative liabilities:
Interest rate contracts	$133	$—	$133	$—
Energy derivative contracts	102	—	102	—
Foreign exchange contracts	14	—	14	—
Other	2	—	—	2
Total derivative liabilities	251	—	249	2
Deferred compensation plan liabilities	96	96	—	—
Total liabilities at fair value	$347	$96	$249	$2

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2012
Trading securities:
Deferred compensation plan assets	$88	$88	$—	$—
Residential mortgage-backed securities (a)	4	—	4	—
State and municipal securities	19	—	19	—
Corporate debt securities	3	—	3	—
Total trading securities	114	88	26	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	35	35	—	—
Residential mortgage-backed securities (a)	9,920	—	9,920	—
State and municipal securities	23	—	—	23	(b)
Corporate debt securities	58	—	57	1	(b)
Equity and other non-debt securities	261	105	—	156	(b)
Total investment securities available-for-sale	10,297	140	9,977	180
Derivative assets:
Interest rate contracts	556	—	556	—
Energy derivative contracts	173	—	173	—
Foreign exchange contracts	21	—	21	—
Warrants	3	—	—	3
Total derivative assets	753	—	750	3
Total assets at fair value	$11,164	$228	$10,753	$183
Derivative liabilities:
Interest rate contracts	$218	$—	$218	$—
Energy derivative contracts	172	—	172	—
Foreign exchange contracts	18	—	18	—
Other	1	—	—	1
Total derivative liabilities	409	—	408	1
Deferred compensation plan liabilities	88	88	—	—
Total liabilities at fair value	$497	$88	$408	$1

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during the years ended December 31, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income (Loss)				Balance at End of Period

(in millions)		Realized		Unrealized				Sales	Settlements
Year Ended December 31, 2013
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$2	(b)	$(3)	$—	$22
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	156	1	(c)	—		(1)	(b)	(20)	—	136
Total investment securities available-for-sale	180	1	(c)	—		1	(b)	(23)	—	159
Derivative assets:
Warrants	3	9	(d)	1	(d)	—		(4)	(6)	3
Derivative liabilities:
Other	1	—		(2)	(c)	—		—	(1)	2
Year Ended December 31, 2012
Investment securities available-for-sale:
State and municipal securities (a)	$24	$—		$—		$1	(b)	$(2)	$—	$23
Corporate debt securities (a)	1	—		—		—		—	—	1
Equity and other non-debt securities (a)	408	14	(c)	—		8	(b)	(274)	—	156
Total investment securities available-for-sale	433	14	(c)	—		9	(b)	(276)	—	180
Derivative assets:
Warrants	3	4	(d)	1	(d)	—		(5)	—	3
Derivative liabilities:
Other	6	(1)	(c)	(1)	(c)	—		—	(7)	1

(a)	Auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income.

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities gains (losses)" on the consolidated statements of income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value, and were recognized at fair value since it was less than cost at the end of the period. All assets recorded at fair value on a nonrecurring basis were classified as Level 3 at December 31, 2013 and 2012 and are presented in the following table. No liabilities were recorded at fair value on a nonrecurring basis at December 31, 2013 and 2012.

(in millions)	Level 3
December 31, 2013
Loans:
Commercial	$43
Real estate construction	20
Commercial mortgage	61
International	4
Total loans	128
Nonmarketable equity securities	2
Other real estate	5
Total assets at fair value	$135
December 31, 2012
Loans:
Commercial	$42
Real estate construction	25
Commercial mortgage	145
Lease financing	2
Total loans	214
Nonmarketable equity securities	2
Other real estate	24
Total assets at fair value	$240
Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2013 and 2012 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's Level 3 recurring fair value measurement as of December 31, 2013 and December 31, 2012. The Corporation's Level 3 recurring fair value measurements include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for the low interest rate environment continuing into 2015. The December 31, 2013 discount rates reflect changes in liquidity premiums based on sustained illiquid market conditions.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
December 31, 2013
State and municipal securities (a)	$22	5% -10%	3 - 4
Equity and other non-debt securities (a)	136	5% - 8%	2 - 3
December 31, 2012
State and municipal securities (a)	$23	6% - 10%	4 - 6
Equity and other non-debt securities (a)	156	4% - 6%	2 - 4

(a)	Auction-rate securities.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
December 31, 2013
Assets
Cash and due from banks	$1,140	$1,140	$1,140	$—	$—
Interest-bearing deposits with banks	5,311	5,311	5,311	—	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	44,872	44,801	—	—	44,801
Customers’ liability on acceptances outstanding	11	11	11	—	—
Nonmarketable equity securities (b)	12	19	—	—	19
Restricted equity investments	133	133	133	—	—
Liabilities
Demand deposits (noninterest-bearing)	23,875	23,875	—	23,875	—
Interest-bearing deposits	24,354	24,354	—	24,354	—
Customer certificates of deposit	5,063	5,055	—	5,055	—
Total deposits	53,292	53,284	—	53,284	—
Short-term borrowings	253	253	253	—	—
Acceptances outstanding	11	11	11	—	—
Medium- and long-term debt	3,543	3,540	—	3,540	—
Credit-related financial instruments	(88)	(88)	—	—	(88)
December 31, 2012
Assets
Cash and due from banks	$1,395	$1,395	$1,395	$—	$—
Federal funds sold	100	100	100	—	—
Interest-bearing deposits with banks	3,039	3,039	3,039	—	—
Loans held-for-sale	12	12	—	12	—
Total loans, net of allowance for loan losses (a)	45,428	45,649	—	—	45,649
Customers’ liability on acceptances outstanding	18	18	18	—	—
Nonmarketable equity securities (b)	13	22	—	—	22
Restricted equity investments	174	174	174	—	—
Liabilities
Demand deposits (noninterest-bearing)	23,279	23,279	—	23,279	—
Interest-bearing deposits	23,381	23,381	—	23,381	—
Customer certificates of deposit	5,531	5,535	—	5,535	—
Total deposits	52,191	52,195	—	52,195	—
Short-term borrowings	110	110	110	—	—
Acceptances outstanding	18	18	18	—	—
Medium- and long-term debt	4,720	4,685	—	4,685	—
Credit-related financial instruments	(103)	(103)	—	—	(103)

(a)	Included $128 million and $214 million of impaired loans recorded at fair value on a nonrecurring basis at December 31, 2013 and 2012, respectively.

(b)	Included $2 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at both December 31, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities available-for-sale follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. Treasury and other U.S. government agency securities	$45	$—	$—	$45
Residential mortgage-backed securities (a)	9,023	91	188	8,926
State and municipal securities	24	—	2	22
Corporate debt securities	56	—	—	56
Equity and other non-debt securities	266	1	9	258
Total investment securities available-for-sale (b)	$9,414	$92	$199	$9,307

December 31, 2012
U.S. Treasury and other U.S. government agency securities	$35	$—	$—	$35
Residential mortgage-backed securities (a)	9,672	248	—	9,920
State and municipal securities	27	—	4	23
Corporate debt securities	58	—	—	58
Equity and other non-debt securities	268	—	7	261
Total investment securities available-for-sale (b)	$10,060	$248	$11	$10,297

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Included auction-rate securities at amortized cost and fair value of $169 million and $159 million, respectively, as of December 31, 2013 and $191 million and $180 million, respectively, as of December 31, 2012.

A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of December 31, 2013 and 2012 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
December 31, 2013
Residential mortgage-backed securities (a)	$5,825	$187	$11	$1		$5,836	$188
State and municipal securities (b)	—	—	22	2		22	2
Corporate debt securities (b)	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	—	—	148	9		148	9
Total impaired securities	$5,825	$187	$182	$12		$6,007	$199
December 31, 2012
State and municipal securities (b)	$—	$—	$23	$4		$23	$4
Corporate debt securities (b)	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	—	—	169	7		169	7
Total impaired securities	$—	$—	$193	$11		$193	$11

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Primarily auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
At December 31, 2013, the Corporation had 194 securities in an unrealized loss position with no credit impairment, including 125 residential mortgage-backed securities, 50 equity and other non-debt auction-rate preferred securities, 17 state and municipal auction-rate securities, one corporate auction-rate debt security and one mutual fund. As of December 31, 2013, approximately 87 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 95 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Sales, calls and write-downs of investment securities available-for-sale resulted in the following gains and losses recorded in “net securities gains (losses)” on the consolidated statements of income, computed based on the adjusted cost of the specific security.

(in millions)
Years Ended December 31	2013	2012	2011
Securities gains	$1	$14	$22
Securities losses (a)	(2)	(2)	(8)
Net securities (losses) gains	$(1)	$12	$14

(a)	Primarily charges related to a derivative contract tied to the conversion rate of Visa Class B shares.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)
December 31, 2013	Amortized Cost	Fair Value
Contractual maturity
Within one year	$91	$91
After one year through five years	213	213
After five years through ten years	128	129
After ten years	8,716	8,616
Subtotal	9,148	9,049
Equity and other non-debt securities	266	258
Total investment securities available-for-sale	$9,414	$9,307
Included in the contractual maturity distribution in the table above were auction-rate securities with a total amortized cost and fair value of $25 million and $23 million, respectively. Auction-rate securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions. At each successful auction, the Corporation has the option to sell the security at par value. Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt. As a result, the expected life of auction-rate securities may differ significantly from the contractual life. Also included in the table above were residential mortgage-backed securities with a total amortized cost and fair value of $9.0 billion and $8.9 billion, respectively. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At December 31, 2013, investment securities with a carrying value of $3.3 billion were pledged where permitted or required by law to secure $2.3 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (c)	Total Loans
December 31, 2013
Business loans:
Commercial	$36	$17	$4	$57	$81	$28,677	$28,815
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	20	1,427	1,447
Other business lines (b)	—	—	—	—	1	314	315
Total real estate construction	—	—	—	—	21	1,741	1,762
Commercial mortgage:
Commercial Real Estate business line (a)	9	1	—	10	51	1,617	1,678
Other business lines (b)	27	6	4	37	105	6,967	7,109
Total commercial mortgage	36	7	4	47	156	8,584	8,787
Lease financing	—	—	—	—	—	845	845
International	—	—	3	3	4	1,320	1,327
Total business loans	72	24	11	107	262	41,167	41,536
Retail loans:
Residential mortgage	15	3	—	18	53	1,626	1,697
Consumer:
Home equity	6	2	—	8	33	1,476	1,517
Other consumer	4	1	5	10	2	708	720
Total consumer	10	3	5	18	35	2,184	2,237
Total retail loans	25	6	5	36	88	3,810	3,934
Total loans	$97	$30	$16	$143	$350	$44,977	$45,470
December 31, 2012
Business loans:
Commercial	$23	$19	$5	$47	$103	$29,363	$29,513
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	30	1,019	1,049
Other business lines (b)	—	—	—	—	3	188	191
Total real estate construction	—	—	—	—	33	1,207	1,240
Commercial mortgage:
Commercial Real Estate business line (a)	20	4	—	24	94	1,755	1,873
Other business lines (b)	27	9	8	44	181	7,374	7,599
Total commercial mortgage	47	13	8	68	275	9,129	9,472
Lease financing	—	—	—	—	3	856	859
International	4	—	3	7	—	1,286	1,293
Total business loans	74	32	16	122	414	41,841	42,377
Retail loans:
Residential mortgage	27	6	2	35	70	1,422	1,527
Consumer:
Home equity	9	3	—	12	31	1,494	1,537
Other consumer	4	3	5	12	4	600	616
Total consumer	13	6	5	24	35	2,094	2,153
Total retail loans	40	12	7	59	105	3,516	3,680
Total loans	$114	$44	$23	$181	$519	$45,357	$46,057

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Included purchased credit-impaired (PCI) loans with a total carrying value of $5 million and $36 million at December 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
December 31, 2013
Business loans:
Commercial	$27,470	$590	$674	$81	$28,815
Real estate construction:
Commercial Real Estate business line (e)	1,399	13	15	20	1,447
Other business lines (f)	314	—	—	1	315
Total real estate construction	1,713	13	15	21	1,762
Commercial mortgage:
Commercial Real Estate business line (e)	1,474	92	61	51	1,678
Other business lines (f)	6,596	145	263	105	7,109
Total commercial mortgage	8,070	237	324	156	8,787
Lease financing	841	3	1	—	845
International	1,298	7	18	4	1,327
Total business loans	39,392	850	1,032	262	41,536
Retail loans:
Residential mortgage	1,635	3	6	53	1,697
Consumer:
Home equity	1,475	4	5	33	1,517
Other consumer	708	3	7	2	720
Total consumer	2,183	7	12	35	2,237
Total retail loans	3,818	10	18	88	3,934
Total loans	$43,210	$860	$1,050	$350	$45,470
December 31, 2012
Business loans:
Commercial	$28,198	$654	$558	$103	$29,513
Real estate construction:
Commercial Real Estate business line (e)	928	70	21	30	1,049
Other business lines (f)	178	1	9	3	191
Total real estate construction	1,106	71	30	33	1,240
Commercial mortgage:
Commercial Real Estate business line (e)	1,526	166	87	94	1,873
Other business lines (f)	6,860	181	377	181	7,599
Total commercial mortgage	8,386	347	464	275	9,472
Lease financing	841	8	7	3	859
International	1,230	57	6	—	1,293
Total business loans	39,761	1,137	1,065	414	42,377
Retail loans:
Residential mortgage	1,439	11	7	70	1,527
Consumer:
Home equity	1,495	5	6	31	1,537
Other consumer	586	17	9	4	616
Total consumer	2,081	22	15	35	2,153
Total retail loans	3,520	33	22	105	3,680
Total loans	$43,281	$1,170	$1,087	$519	$46,057

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

(b)
Special mention loans are accruing loans that have potential credit weaknesses that deserve management’s close attention, such as loans to borrowers who may be experiencing financial difficulties that may result in deterioration of repayment prospects from the borrower at some future date. This category is generally consistent with the "special mention" category as defined by regulatory authorities.

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

(d)
Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Summary of Significant Accounting Policies. A significant majority of nonaccrual loans are generally consistent with the "substandard" category and the remainder are generally consistent with the "doubtful" category as defined by regulatory authorities.

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	December 31, 2013	December 31, 2012
Nonaccrual loans	$350	$519
Reduced-rate loans (a)	24	22
Total nonperforming loans	374	541
Foreclosed property	9	54
Total nonperforming assets	$383	$595

(a)
Reduced-rate business loans totaled $4 million and $6 million at December 31, 2013 and 2012, respectively, and reduced-rate retail loans totaled $20 million and $16 million at December 31, 2013 and 2012, respectively.

Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2013			2012			2011
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Years Ended December 31
Allowance for loan losses:
Balance at beginning of period	$552	$77	$629	$648	$78	$726	$824	$77	$901
Loan charge-offs	(130)	(23)	(153)	(212)	(33)	(245)	(375)	(48)	(423)
Recoveries on loans previously charged-off	70	10	80	65	10	75	89	6	95
Net loan charge-offs	(60)	(13)	(73)	(147)	(23)	(170)	(286)	(42)	(328)
Provision for loan losses	39	3	42	51	22	73	110	43	153
Balance at end of period	$531	$67	$598	$552	$77	$629	$648	$78	$726

As a percentage of total loans	1.28%	1.70%	1.32%	1.30%	2.10%	1.37%	1.67%	2.04%	1.70%

December 31
Allowance for loan losses:
Individually evaluated for impairment	$57	$—	$57	$76	$—	$76	$149	$4	$153
Collectively evaluated for impairment	474	67	541	476	77	553	499	74	573
Total allowance for loan losses	$531	$67	$598	$552	$77	$629	$648	$78	$726
Loans:
Individually evaluated for impairment	$223	$51	$274	$368	$51	$419	$719	$52	$771
Collectively evaluated for impairment	41,311	3,880	45,191	41,979	3,623	45,602	38,068	3,753	41,821
PCI loans (a)	2	3	5	30	6	36	81	6	87
Total loans evaluated for impairment	$41,536	$3,934	$45,470	$42,377	$3,680	$46,057	$38,868	$3,811	$42,679
(a)    No allowance for loan losses was required for PCI loans at December 31, 2013 , 2012 and 2011.
Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

(in millions)
Years Ended December 31	2013	2012	2011
Balance at beginning of period	$32	$26	$35
Provision for credit losses on lending-related commitments	4	6	(9)
Balance at end of period	$36	$32	$26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
December 31, 2013
Business loans:
Commercial	$10	$64	$74	$121	$26
Real estate construction:
Commercial Real Estate business line (a)	—	20	20	24	3
Other business lines (b)	—	1	1	1	—
Total real estate construction	—	21	21	25	3
Commercial mortgage:
Commercial Real Estate business line (a)	—	60	60	104	12
Other business lines (b)	1	63	64	90	15
Total commercial mortgage	1	123	124	194	27
International	—	4	4	4	1
Total business loans	11	212	223	344	57
Retail loans:
Residential mortgage	35	—	35	42	—
Consumer:
Home equity	12	—	12	17	—
Other consumer	4	—	4	12	—
Total consumer	16	—	16	29	—
Total retail loans (c)	51	—	51	71	—
Total individually evaluated impaired loans	$62	$212	$274	$415	$57
December 31, 2012
Business loans:
Commercial	$2	$117	$119	$207	$26
Real estate construction:
Commercial Real Estate business line (a)	—	26	26	31	4
Other business lines (b)	—	—	—	1	—
Total real estate construction	—	26	26	32	4
Commercial mortgage:
Commercial Real Estate business line (a)	—	99	99	159	18
Other business lines (b)	—	122	122	167	28
Total commercial mortgage	—	221	221	326	46
Lease financing	—	2	2	5	—
Total business loans	2	366	368	570	76
Retail loans:
Residential mortgage	39	—	39	48	—
Consumer:
Home equity	8	—	8	10	—
Other consumer	4	—	4	10	—
Total consumer	12	—	12	20	—
Total retail loans (c)	51	—	51	68	—
Total individually evaluated impaired loans	$53	$366	$419	$638	$76

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans had no related allowance for loan losses, primarily due to policy changes which result in direct write-downs of restructured retail loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to reduced-rate loans.

	Individually Evaluated Impaired Loans
	2013		2012		2011
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Years Ended December 31
Business loans:
Commercial	$99	$2	$195	$4	$251	$5
Real estate construction:
Commercial Real Estate business line (a)	25	—	58	—	153	—
Other business lines (b)	—	—	4	—	2	—
Total real estate construction	25	—	62	—	155	—
Commercial mortgage:
Commercial Real Estate business line (a)	81	—	139	—	180	—
Other business lines (b)	105	3	177	4	220	4
Total commercial mortgage	186	3	316	4	400	4
Lease financing	—	—	3	—	6	—
International	1	—	2	—	5	—
Total business loans	311	5	578	8	817	9
Retail loans:
Residential mortgage	35	—	41	—	42	1
Consumer:
Home equity	8	—	5	—	—	—
Other consumer	4	—	4	—	6	—
Total consumer	12	—	9	—	6	—
Total retail loans	47	—	50	—	48	1
Total individually evaluated impaired loans	$358	$5	$628	$8	$865	$10

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at December 31, 2013 and 2012 of loans considered to be TDRs that were restructured during the years ended December 31, 2013 and 2012, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2013					2012
	Type of Modification					Type of Modification
(in millions)	Principal Deferrals (a)		Interest Rate Reductions	AB Note Restructures (b)	Total Modifications	Principal Deferrals (a)		Interest Rate Reductions	AB Note Restructures (b)	Total Modifications
Years Ended December 31
Business loans:
Commercial	$21		$—	$8	$29	$18		$—	$—	$18
Real estate construction:
Commercial Real Estate business line (c)	—		—	—	—	1		—	—	1
Commercial mortgage:
Commercial Real Estate business line (c)	32		—	—	32	19		—	18	37
Other business lines (d)	8		—	11	19	20		2	—	22
Total commercial mortgage	40		—	11	51	39		2	18	59
Total business loans	61		—	19	80	58		2	18	78
Retail loans:
Residential mortgage	3	(e)	2	—	5	8	(e)	1	—	9
Consumer:
Home equity	7	(e)	2	—	9	3	(e)	—	—	3
Other consumer	2	(e)	—	—	2	1	(e)	1	—	2
Total consumer	9		2	—	11	4		1	—	5
Total retail loans	12		4	—	16	12		2	—	14
Total loans	$73		$4	$19	$96	$70		$4	$18	$92

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

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
At December 31, 2013 and 2012, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $4 million and $5 million, respectively.
The majority of the modifications considered to be TDRs that occurred during the years ended December 31, 2013 and 2012 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the years ended December 31, 2013 and 2012 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at December 31, 2013 and 2012 of loans modified by principal deferral during the years ended December 31, 2013 and 2012, and those principal deferrals which experienced a subsequent default during the same periods. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2013			2012
(in millions)	Balance at December 31		Subsequent Default in the Year Ended December 31	Balance at December 31		Subsequent Default in the Year Ended December 31
Principal deferrals:
Business loans:
Commercial	$21		$11	$18		$7
Real estate construction:
Commercial Real Estate business line (a)	—		—	1		1
Commercial mortgage:
Commercial Real Estate business line (a)	32		19	19		18
Other business lines (b)	8		5	20		15
Total commercial mortgage	40		24	39		33
Total business loans	61		35	58		41
Retail loans:
Residential mortgage	3	(c)	—	8	(c)	—
Consumer:
Home equity	7	(c)	—	3	(c)	—
Other consumer	2	(c)	—	1	(c)	—
Total consumer	9		—	4		—
Total retail loans	12		—	12		—
Total principal deferrals	$73		$35	$70		$41

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the years ended December 31, 2013 and 2012, loans with a carrying value of $4 million at both December 31, 2013 and 2012 were modified by interest rate reduction and loans with a carrying value of $19 million and $18 million at December 31, 2013 and 2012, respectively, were restructured into two notes (AB note restructures). For reduced-rate loans and AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of reduced rate loans or AB note restructures during the years ended December 31, 2013 and 2012.
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
The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at December 31, 2013 and 2012 were as follows. The outstanding balance represents the total amount owed as of December 31, 2013 and 2012, including accrued but unpaid interest and any amounts previously charged off. No allowance for loan losses was required on the acquired PCI loan pools at both December 31, 2013 and 2012.

(in millions)
December 31	2013	2012
Acquired PCI loans:
Carrying amount	$5	$36
Outstanding balance	46	138

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Changes in the accretable yield for acquired PCI loans for the years ended December 31, 2013 and 2012 were as follows.

(in millions)
Years Ended December 31	2013	2012
Balance at beginning of period	$16	$25
Reclassifications from nonaccretable	28	8
Accretion	(29)	(17)
Balance at end of period	$15	$16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
As outlined below, the Corporation has a concentration of credit risk with the automotive industry. Loans to automotive dealers and to borrowers involved with automotive production are reported as automotive, as management believes these loans have similar economic characteristics that might cause them to react similarly to changes in economic conditions. This aggregation involves the exercise of judgment. Included in automotive production are: (a) original equipment manufacturers and Tier 1 and Tier 2 suppliers that produce components used in vehicles and whose primary revenue source is automotive-related (“primary” defined as greater than 50%) and (b) other manufacturers that produce components used in vehicles and whose primary revenue source is automotive-related. Loans less than $1 million and loans recorded in the Small Business loan portfolio were excluded from the definition. Outstanding loans, included in "commercial loans" on the consolidated balance sheets, and total exposure from loans, unused commitments and standby letters of credit to companies related to the automotive industry were as follows:

(in millions)
December 31	2013	2012
Automotive loans:
Production	$1,229	$1,248
Dealer	5,854	5,198
Total automotive loans	$7,083	$6,446
Total automotive exposure:
Production	$2,316	$2,230
Dealer	6,857	6,294
Total automotive exposure	$9,173	$8,524
Further, the Corporation’s portfolio of commercial real estate loans, which includes real estate construction and commercial mortgage loans, was as follows.

(in millions)
December 31	2013	2012
Real estate construction loans:
Commercial Real Estate business line (a)	$1,447	$1,049
Other business lines (b)	315	191
Total real estate construction loans	1,762	1,240
Commercial mortgage loans:
Commercial Real Estate business line (a)	1,678	1,873
Other business lines (b)	7,109	7,599
Total commercial mortgage loans	8,787	9,472
Total commercial real estate loans	$10,549	$10,712
Total unused commitments on commercial real estate loans	$1,780	$1,523

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 6 - PREMISES AND EQUIPMENT
A summary of premises and equipment by major category follows:

(in millions)
December 31	2013	2012
Land	$90	$90
Buildings and improvements	830	816
Furniture and equipment	515	509
Total cost	1,435	1,415
Less: Accumulated depreciation and amortization	(841)	(793)
Net book value	$594	$622
The Corporation conducts a portion of its business from leased facilities and leases certain equipment. Rental expense for leased properties and equipment amounted to $78 million, $81 million and $83 million in 2013, 2012 and 2011, respectively. As of December 31, 2013, future minimum rental payments under operating leases were as follows:

(in millions)
Years Ending December 31
2014	$73
2015	69
2016	60
2017	52
2018	44
Thereafter	212
Total	$510

NOTE 7 - GOODWILL AND CORE DEPOSIT INTANGIBLES
The following table summarizes the carrying value of goodwill for the years ended December 31, 2013, 2012 and 2011.

(in millions)
December 31	2013	2012	2011
Business Bank	$380	$380	$380
Retail Bank	194	194	194
Wealth Management	61	61	61
Total	$635	$635	$635
The Corporation performs its annual evaluation of goodwill impairment in the third quarter of each year and on an interim basis if events or changes in circumstances between annual tests indicate goodwill might be impaired.
In 2013, the annual test of goodwill impairment was performed as of the beginning of the third quarter 2013. There have been no events since the annual test performed in the third quarter 2013 that would indicate that it was more likely than not that goodwill had become impaired.
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
At the conclusion of the first step of the annual and interim goodwill impairment tests performed in 2013 and 2012 the estimated fair values of all reporting units exceeded their carrying amounts, including goodwill, indicating that goodwill was not impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

As a result of the acquisition of Sterling, the Corporation recorded a core deposit intangible of $34 million. The core deposit intangible is being amortized on an accelerated basis over 10 years. A summary of the core deposit intangible carrying value and related accumulated amortization follows:

(in millions)
December 31	2013	2012
Gross carrying amount	$34	$34
Accumulated amortization	(18)	(14)
Net carrying amount	$16	$20
The Corporation recorded amortization expense related to the core deposit intangible of $4 million and $9 million for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, estimated future amortization expense was as follows:

(in millions)
Years Ending December 31
2014	$3
2015	3
2016	2
2017	2
2018	2
Thereafter	4
Total	$16
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At December 31, 2013, counterparties with bilateral collateral agreements had pledged $141 million of marketable investment securities and deposited $4 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $10 million of investment securities and posted $13 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2013 was $14 million, for which the Corporation had pledged collateral of $9 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2013, the Corporation would have been required to assign an additional $5 million of collateral to its counterparties.
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
Over-the-counter contracts are tailored to meet the needs of the counterparties involved and, therefore, contain a greater degree of credit risk and liquidity risk than exchange-traded contracts, which have standardized terms and readily available price information. The Corporation reduces exposure to market and liquidity risks from over-the-counter derivative instruments entered into for risk management purposes, and transactions entered into to mitigate the market risk associated with customer-initiated transactions, by conducting hedging transactions with investment grade domestic and foreign financial institutions and subjecting counterparties to credit approvals, limits and collateral monitoring procedures similar to those used in making other extensions of credit. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at December 31, 2013 and 2012. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	December 31, 2013			December 31, 2012
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$1,450	$198	$—	$1,450	$290	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	253	1	—	475	1	—
Total risk management purposes	1,703	199	—	1,925	291	—
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	277	—	1	545	—	3
Caps and floors purchased	277	1	—	545	3	—
Swaps	11,143	181	132	10,952	263	215
Total interest rate contracts	11,697	182	133	12,042	266	218
Energy contracts:
Caps and floors written	1,325	1	48	1,873	—	112
Caps and floors purchased	1,325	48	1	1,873	112	—
Swaps	2,724	56	53	1,815	61	60
Total energy contracts	5,374	105	102	5,561	173	172
Foreign exchange contracts:
Spot, forwards, options and swaps	1,764	14	14	2,253	20	18
Total customer-initiated and other activities	18,835	301	249	19,856	459	408
Total gross derivatives	$20,538	500	249	$21,781	750	408
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(187)	(187)		(279)	(279)
Netting adjustment - Cash collateral received/posted		(2)	(10)		(11)	—
Net derivatives included in the consolidated balance sheets (b)		311	52		460	129
Amounts not offset in the consolidated balance sheets:
Marketable securities pledged under bilateral collateral agreements		(138)	(10)		(180)	(56)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$173	$42		$280	$73

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(b)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk of $2 million and $4 million at December 31, 2013 and 2012, respectively.

Risk Management
As an end-user, the Corporation employs a variety of financial instruments for risk management purposes, including cash instruments, such as investment securities, as well as derivative instruments. Activity related to these instruments is centered predominantly in the interest rate markets and mainly involves interest rate swaps. Various other types of instruments also may

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

be used to manage exposures to market risks, including interest rate caps and floors, total return swaps, foreign exchange forward contracts and foreign exchange swap agreements.
The Corporation entered into interest rate swap agreements related to medium- and long-term debt for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. Risk management fair value interest rate swaps generated net interest income of $72 million and $69 million for the years ended December 31, 2013 and 2012, respectively. The Corporation recognized an insignificant amount and a loss of $1 million in "other noninterest income" in the consolidated statements of income for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt for the years ended December 31, 2013 and 2012, respectively.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. The Corporation recognized an insignificant amount of net losses on risk management derivative instruments used as economic hedges in "other noninterest income" in the consolidated statements of income for the years ended December 31, 2013 and 2012.
 The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of December 31, 2013 and 2012.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
December 31, 2013
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,450	3.4	5.45%	0.38%
December 31, 2012
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,450	4.4	5.45	0.62

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at December 31, 2013 and 2012.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized $1 million of net gains in “other noninterest income” in the consolidated statements of income for each of the years ended December 31, 2013 and 2012.

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

(in millions)
Years Ended December 31	Location of Gain	2013	2012
Interest rate contracts	Other noninterest income	$22	$22
Energy contracts	Other noninterest income	3	3
Foreign exchange contracts	Foreign exchange income	35	35
Total		$60	$60
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)
December 31	2013	2012
Unused commitments to extend credit:
Commercial and other	$27,728	$25,659
Bankcard, revolving check credit and home equity loan commitments	1,889	1,681
Total unused commitments to extend credit	$29,617	$27,340
Standby letters of credit	$4,297	$4,985
Commercial letters of credit	103	78
Other credit-related financial instruments	2	1
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At December 31, 2013 and 2012, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $36 million and $32 million, respectively. In 2011, the Corporation recorded a purchase discount for acquired lending-related commitments. An allowance for credit losses will be recorded on acquired lending-related commitments only to the extent that the required allowance exceeds the remaining purchase discount. At December 31, 2013 and 2012, no allowance was recorded for acquired lending-related commitments, and $1 million and $2 million of purchase discount remained at each respective period.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $28 million and $19 million at December 31, 2013 and 2012, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2022. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $259 million and $325 million, respectively, of the $4.4 billion and $5.1 billion standby and commercial letters of credit outstanding at December 31, 2013 and 2012, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $59 million at December 31, 2013, including $51 million in deferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

fees and $8 million in the allowance for credit losses on lending-related commitments. At December 31, 2012, the comparable amounts were $82 million, $69 million and $13 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at December 31, 2013 and December 31, 2012. The Corporation's criticized loan list is consistent with the Special mention, Substandard and Doubtful categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	December 31, 2013	December 31, 2012
Total criticized standby and commercial letters of credit	$69	$133
As a percentage of total outstanding standby and commercial letters of credit	1.6%	2.6%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of December 31, 2013 and 2012, the total notional amount of the credit risk participation agreements was approximately $614 million and $574 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $7 million and $11 million at December 31, 2013 and 2012, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of December 31, 2013, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.6 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B shares. The fair value of the derivative liability, included in "accrued expenses and other liabilities" on the consolidated balance sheets, was $2 million and $1 million at December 31, 2013 and 2012, respectively.
NOTE 9 - VARIABLE INTEREST ENTITIES (VIEs)
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
The Corporation accounts for its interest in these entities on either the cost or equity method. Exposure to loss as a result of the Corporation’s involvement with these entities at December 31, 2013 was limited to approximately $395 million, which reflected the carrying value of the Corporation's investment and unfunded commitments for future investments.
As an investor, the Corporation obtains income tax credits and deductions from the operating losses of these tax credit entities. The income tax credits and deductions are allocated to the investors based on their ownership percentages and are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets, with amortization and other write-downs of investments recorded in “other noninterest income” on the consolidated statements of income. In addition, a liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($134 million at December 31, 2013).
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the years ended December 31, 2013 and 2012.
The following table summarizes the impact of these VIEs on line items on the Corporation’s consolidated statements of income.

(in millions)
Years Ended December 31	2013	2012	2011
Other noninterest income	$(57)	$(57)	$(52)
Benefit for income taxes (a)	(58)	(57)	(51)

(a)	Income tax credits from low income housing tax credit/historic rehabilitation tax credit partnerships.
For further information on the Corporation’s consolidation policy, see Note 1.
NOTE 10 - DEPOSITS
At December 31, 2013, the scheduled maturities of certificates of deposit and other deposits with a stated maturity were as follows:

(in millions)
Years Ending December 31
2014	$4,507
2015	567
2016	110
2017	47
2018	74
Thereafter	107
Total	$5,412
A maturity distribution of domestic certificates of deposit of $100,000 and over follows:

(in millions)
December 31	2013	2012
Three months or less	$1,088	$1,208
Over three months to six months	544	515
Over six months to twelve months	1,065	1,085
Over twelve months	570	707
Total	$3,267	$3,515
All foreign office time deposits of $349 million and $502 million at December 31, 2013 and 2012, respectively, were in denominations of $100,000 or more.
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
At December 31, 2013, Comerica Bank (the Bank), a subsidiary of the Corporation, had pledged loans totaling $24 billion which provided for up to $19 billion of available collateralized borrowing with the FRB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table provides a summary of short-term borrowings.

(dollar amounts in millions)	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	Other Short-term Borrowings
December 31, 2013
Amount outstanding at year-end	$253	$—
Weighted average interest rate at year-end	0.05%	—%
Maximum month-end balance during the year	$277	$—
Average balance outstanding during the year	211	—
Weighted average interest rate during the year	0.07%	—%
December 31, 2012
Amount outstanding at year-end	$87	$23
Weighted average interest rate at year-end	0.11%	—%
Maximum month-end balance during the year	$87	$23
Average balance outstanding during the year	76	—
Weighted average interest rate during the year	0.12%	—%
December 31, 2011
Amount outstanding at year-end	$70	$—
Weighted average interest rate at year-end	0.05%	—%
Maximum month-end balance during the year	$317	$18
Average balance outstanding during the year	137	1
Weighted average interest rate during the year	0.09%	4.33%
NOTE 12 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)
December 31	2013	2012
Parent company
Subordinated notes:
4.80% subordinated notes due 2015 (a)	$318	$330
Medium-term notes:
3.00% notes due 2015	299	299
Total parent company	617	629
Subsidiaries
Subordinated notes:
7.375% subordinated notes due 2013	—	51
Floating-rate based on LIBOR index subordinated note due 2013	—	26
5.70% subordinated notes due 2014 (a)	255	267
5.75% subordinated notes due 2016 (a)	681	694
5.20% subordinated notes due 2017 (a)	566	593
8.375% subordinated notes due 2024 (callable at par in 2014)	183	186
7.875% subordinated notes due 2026 (a)	213	241
Total subordinated notes	1,898	2,058
Federal Home Loan Bank advances:
Floating-rate based on LIBOR indices due 2013 to 2014	1,000	2,000
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	28	33
Total subsidiaries	2,926	4,091
Total medium- and long-term debt	$3,543	$4,720

(a)	The carrying value of medium- and long-term debt has been adjusted to reflect the gain attributable to the risk hedged with interest rate swaps.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Bank is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB advances bear interest at variable rates based on LIBOR and were secured by a blanket lien on $13 billion of real estate-related loans at December 31, 2013.
In the third quarter 2013, the Bank exercised its option to redeem, at par, a $25 million floating-rate subordinated note which had an original maturity date of 2018, and recognized a pretax gain of $1 million, included in "other noninterest expenses" in the consolidated statements of income.
At December 31, 2013, the principal maturities of medium- and long-term debt were as follows:

(in millions)
Years Ending December 31
2014	$1,256
2015	606
2016	650
2017	500
2018	2
Thereafter	314
Total	$3,328
NOTE 13 - SHAREHOLDERS’ EQUITY
The Federal Reserve completed its review of the Corporation's 2013 capital plan in March 2013 and did not object to the capital distributions contemplated in the plan. The capital plan includes up to $288 million of equity repurchases for the four-quarter period ending March 31, 2014. In January 2013, the Board of Directors of the Corporation (the Board) approved a 13 percent increase in the quarterly cash dividend, from 15 cents per share to 17 cents per share, and in January 2014, the Board approved a 12 percent increase, to 19 cents per share, effective with the April 2014 dividend payment.
In November 2010, the Board authorized the repurchase of up to 12.6 million shares of Comerica Incorporated outstanding common stock and authorized the purchase of up to all 11.5 million of the Corporation’s original outstanding warrants. On April 24, 2012 and April 23, 2013, the Board authorized the repurchase of up to an additional 5.7 million shares and up to an additional 10.0 million shares of Comerica Incorporated outstanding common stock, respectively. There is no expiration date for the Corporation's share repurchase program. Open market repurchases of common stock totaled 10.1 million shares and 4.1 million shares in 2012 and 2011, respectively. There were no open market repurchases of warrants in 2012 and 2011. The following table summarizes the Corporation’s share repurchase activity for the year ended December 31, 2013.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)		Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
Total first quarter 2013	2,090	13,461		2,182	33.94	—
Total second quarter 2013	1,910	21,551	(d)	1,913	37.67	—
Total third quarter 2013	1,714	19,837		1,737	41.98	—
October 2013	1,057	18,780		1,060	40.37	—
November 2013	470	18,310		470	44.63	—
December 2013	183	18,127		183	45.29	—
Total fourth quarter 2013	1,710	18,127		1,713	42.07	—
Total 2013	7,424	18,127		7,545	$38.58	$—

(a)	Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs.

(b)
Includes approximately 122,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the year ended December 31, 2013. These transactions are not considered part of the Corporation's repurchase program.

(c)	The Corporation made no repurchases of warrants under the repurchase program during the year ended December 31, 2013.

(d)	Includes the impact of the additional share repurchase authorization approved by the Board on April 23, 2013.
In July 2011, in connection with the acquisition of Sterling, the Corporation issued 24.3 million shares of common stock with an acquisition date fair value of $793 million. Based on the merger agreement, outstanding and unexercised options to purchase Sterling common stock were converted into fully vested options to purchase common stock of the Corporation. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

addition, outstanding warrants to purchase Sterling common stock were converted into warrants to purchase shares of common stock of the Corporation at an effective exercise price of $30.36 per share. The options and warrants issued were recorded in “capital surplus” at their acquisition date fair values of $3 million and $7 million, respectively.
At December 31, 2013, the Corporation had 12.1 million shares of common stock reserved for warrants, 17.2 million shares of common stock reserved for stock option exercises and restricted stock unit vesting and 2.5 million shares of restricted stock outstanding to employees and directors under share-based compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

(in millions)
Years Ended December 31	2013	2012	2011
Accumulated net unrealized (losses) gains on investment securities available-for-sale:
Balance at beginning of period, net of tax	$150	$129	$14

Net unrealized holding (losses) gains arising during the period	(343)	48	202
Less: (Benefit) provision for income taxes	(126)	18	74
Net unrealized holding (losses) gains arising during the period, net of tax	(217)	30	128
Less:
Net realized gains included in net securities gains	1	14	21
Less: Provision for income taxes	—	5	8
Reclassification adjustment for net securities gains included in net income, net of tax	1	9	13
Change in net unrealized (losses) gains on investment securities available-for-sale, net of tax	(218)	21	115
Balance at end of period, net of tax	$(68)	$150	$129

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(563)	$(485)	$(405)

Actuarial gain (loss) arising during the period	286	(192)	(176)
Less: Provision (benefit) for income taxes	103	(70)	(64)
Net defined benefit pension and other postretirement adjustment arising during the period, net of tax	183	(122)	(112)
Less:
Amortization of actuarial net loss	(89)	(62)	(42)
Amortization of prior service cost	(2)	(3)	(3)
Amortization of transition obligation	—	(4)	(4)
Amounts recognized in employee benefits expense	(91)	(69)	(49)
Less: Benefit for income taxes	(34)	(25)	(17)
Adjustment for amounts recognized as components of net periodic benefit cost during the period, net of tax	(57)	(44)	(32)
Change in defined benefit pension and other postretirement plans adjustment, net of tax	240	(78)	(80)
Balance at end of period, net of tax	$(323)	$(563)	$(485)

Accumulated net gains on cash flow hedges:
Balance at beginning of period, net of tax	$—	$—	$2
Net cash flow hedge losses arising during the period	—	—	(2)
Less: Benefit for income taxes	—	—	(1)
Net cash flow hedge losses arising during the period, net of tax	—	—	(1)
Less:
Net cash flow hedge gains recognized in interest and fees on loans	—	—	1
Less: Provision for income taxes	—	—	—
Reclassification adjustment for net cash flow gains included in net income, net of tax	—	—	1
Change in net cash flow hedge gains, net of tax	—	—	(2)
Balance at end of period, net of tax	$—	$—	$—
Total accumulated other comprehensive loss at end of period, net of tax	$(391)	$(413)	$(356)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 15 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

(in millions, except per share data)
Years Ended December 31	2013	2012	2011
Basic and diluted
Net income	$541	$521	$393
Less income allocated to participating securities	8	6	4
Net income attributable to common shares	$533	$515	$389

Basic average common shares	183	191	185

Basic net income per common share	$2.92	$2.68	2.11

Basic average common shares	183	191	185
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	1	1	—
Net effect of the assumed exercise of warrants	3	—	1
Diluted average common shares	187	192	186

Diluted net income per common share	$2.85	$2.67	2.09
The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income per common share because the prices of the options and warrants were greater than the average market price of common shares for the period.

(shares in millions)
Years Ended December 31	2013	2012	2011
Average outstanding options	10.8	16.0	17.1
Range of exercise prices	$34.78 - $61.94	$29.81 - $64.50	$25.34 - $64.50
Average outstanding warrants	—	0.3	6.0
Exercise price	—	$30.36	$29.40 - $30.36
NOTE 16 - SHARE-BASED COMPENSATION
Share-based compensation expense is charged to “salaries” expense on the consolidated statements of income. The components of share-based compensation expense for all share-based compensation plans and related tax benefits are as follows.

(in millions)
Years Ended December 31	2013	2012	2011
Total share-based compensation expense	$35	$37	$37
Related tax benefits recognized in net income	$13	$13	$14
The following table summarizes unrecognized compensation expense for all share-based plans:

(dollar amounts in millions)	December 31, 2013
Total unrecognized share-based compensation expense	$55
Weighted-average expected recognition period (in years)	2.9
The Corporation has share-based compensation plans under which it awards shares of restricted stock and restricted stock units to key executive officers, directors and key personnel, and stock options to executive officers and key personnel of the Corporation and its subsidiaries. Restricted stock vests over periods ranging from three years to five years, restricted stock units vest over periods ranging from one year to five years, and stock options vest over periods ranging from one year to four years. The maturity of each option is determined at the date of grant; however, no options may be exercised later than ten years from the date of grant. The options may have restrictions regarding exercisability. The plans originally provided for a grant of up to 17.9 million common shares, plus shares under certain plans that are forfeited, expire or are canceled. At December 31, 2013, 8.4 million shares were available for grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
The estimated weighted-average grant-date fair value per option and the underlying binomial option-pricing model assumptions are summarized in the following table:

Years Ended December 31	2013	2012	2011
Weighted-average grant-date fair value per option	$9.07	$8.63	$11.58
Weighted-average assumptions:
Risk-free interest rates	1.94%	2.16%	3.43%
Expected dividend yield	3.00	3.00	3.00
Expected volatility factors of the market price of Comerica common stock	34	39	38
Expected option life (in years)	6.4	6.1	6.1
A summary of the Corporation’s stock option activity and related information for the year ended December 31, 2013 follows:

		Weighted-Average
	Number of Options (in thousands)	Exercise Price per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding-January 1, 2013	18,425	$43.58
Granted	1,343	33.80
Forfeited or expired	(1,735)	41.70
Exercised	(1,238)	29.23
Outstanding-December 31, 2013	16,795	43.52	4.3	$129
Outstanding, net of expected forfeitures-December 31, 2013	16,479	43.72	4.3	124
Exercisable-December 31, 2013	12,649	47.31	3.2	66
The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at December 31, 2013, based on the Corporation’s closing stock price of $47.54 at December 31, 2013.
The total intrinsic value of stock options exercised was $14 million, $2 million and $1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
A summary of the Corporation’s restricted stock activity and related information for the year ended December 31, 2013 follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2013	2,419	$31.15
Granted	511	33.90
Forfeited	(112)	31.65
Vested	(339)	30.53
Outstanding-December 31, 2013	2,479	$31.78
The total fair value of restricted stock awards that fully vested during the years ended December 31, 2013, 2012 and 2011 was $10 million, $16 million and $26 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

A summary of the Corporation's restricted stock unit activity and related information for the year ended December 31, 2013 follows:

	Service-Based Units		Performance-Based Units
	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding-January 1, 2013	165	$33.56	—	$—
Granted	171	34.48	128	33.79
Forfeited	(5)	33.79	(4)	33.79
Outstanding-December 31, 2013	331	34.01	124	33.79
The Corporation expects to satisfy the exercise of stock options, the vesting of restricted stock units and future grants of restricted stock by issuing shares of common stock out of treasury. At December 31, 2013, the Corporation held 45.9 million shares in treasury.
For further information on the Corporation’s share-based compensation plans, refer to Note 1.
NOTE 17 - EMPLOYEE BENEFIT PLANS
Defined Benefit Pension and Postretirement Benefit Plans
The Corporation has a qualified and a non-qualified defined benefit pension plan, which together provide benefits for substantially all full-time employees hired before January 1, 2007 who continue to meet the eligibility requirements of the plans. Employee benefits expense included defined benefit pension expense of $86 million, $75 million and $47 million in the years ended December 31, 2013, 2012 and 2011, respectively, for the plans. Benefits under the defined benefit plans are based primarily on years of service, age and compensation during the five highest paid consecutive calendar years occurring during the last ten years before retirement.
The Corporation’s postretirement benefit plan continues to provide postretirement health care and life insurance benefits for retirees as of December 31, 1992. The plan also provides certain postretirement health care and life insurance benefits for a limited number of retirees who retired prior to January 1, 2000. For all other employees hired prior to January 1, 2000, a nominal benefit is provided. Employees hired on or after January 1, 2000 and prior to January 1, 2007 are eligible to participate in the plan on a full contributory basis until Medicare-eligible. Employees hired on or after January 1, 2007 are not eligible to participate in the plan. The Corporation funds the pre-1992 retiree plan benefits with bank-owned life insurance. Employee benefits expense included postretirement benefit expense of $2 million in the year ended December 31, 2013 and $6 million in each of the years ended December 31, 2012 and 2011 for the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The following table sets forth reconciliations of plan assets and the projected benefit obligation, the weighted-average assumptions used to determine year-end benefit obligations, and the amounts recognized in accumulated other comprehensive income (loss) for the Corporation’s defined benefit pension plans and postretirement benefit plan at December 31, 2013 and 2012. The Corporation used a measurement date of December 31, 2013 for these plans.

	Defined Benefit Pension Plans
	Qualified		Non-Qualified		Postretirement Benefit Plan
(dollar amounts in millions)	2013	2012	2013	2012	2013	2012
Change in fair value of plan assets:
Fair value of plan assets at January 1	$1,955	$1,508	$—	$—	$72	$69
Actual return on plan assets	136	199	—	—	(2)	4
Employer contributions	—	300	—	—	3	4
Benefits paid	(56)	(52)	—	—	(6)	(5)
Fair value of plan assets at December 31	$2,035	$1,955	$—	$—	$67	$72
Change in projected benefit obligation:
Projected benefit obligation at January 1	$1,897	$1,592	$245	$210	$79	$78
Service cost	37	33	4	4	—	—
Interest cost	80	79	9	10	3	3
Actuarial (gain) loss	(260)	245	(21)	30	(7)	3
Benefits paid	(56)	(52)	(9)	(9)	(6)	(5)
Transfer between plans	33	—	(33)	—	—	—
Projected benefit obligation at December 31	$1,731	$1,897	$195	$245	$69	$79
Accumulated benefit obligation	$1,598	$1,718	$163	$209	$69	$79
Funded status at December 31 (a) (b)	$304	$58	$(195)	$(245)	$(2)	$(7)
Weighted-average assumptions used:
Discount rate	5.17%	4.20%	5.17%	4.20%	4.59%	3.81%
Rate of compensation increase	4.00	4.00	4.00	4.00	n/a	n/a
Healthcare cost trend rate:
Cost trend rate assumed for next year	n/a	n/a	n/a	n/a	7.50	8.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	n/a	5.00	5.00
Year when rate reaches the ultimate trend rate	n/a	n/a	n/a	n/a	2033	2033
Amounts recognized in accumulated other comprehensive income (loss) before income taxes:
Net actuarial loss	$(403)	$(743)	$(73)	$(106)	$(23)	$(27)
Prior service (cost) credit	(31)	(5)	28	2	(3)	(3)
Balance at December 31	$(434)	$(748)	$(45)	$(104)	$(26)	$(30)

(a)	Based on projected benefit obligation for defined benefit pension plans and accumulated benefit obligation for postretirement benefit plan.

(b)
The Corporation recognizes the overfunded and underfunded status of the plans in “accrued income and other assets” and “accrued expenses and other liabilities,” respectively, on the consolidated balance sheets.

n/a - not applicable
The accumulated benefit obligation exceeded the fair value of plan assets for the non-qualified defined benefit pension plan and the postretirement benefit plan at December 31, 2013 and 2012. The following table details the changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31, 2013.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Actuarial gain arising during the period	$263	$21	$2	$286
Amortization of net actuarial loss	76	11	2	89
Amortization of prior service cost (credit)	7	(6)	1	2
Total recognized in other comprehensive income (loss)	$346	$26	$5	$377

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Components of net periodic defined benefit cost and postretirement benefit cost, the actual return on plan assets and the weighted-average assumptions used were as follows.

	Defined Benefit Pension Plans
(dollar amounts in millions)	Qualified			Non-Qualified
Years Ended December 31	2013	2012	2011	2013	2012	2011
Service cost	$37	$33	$29	$4	$4	$3
Interest cost	80	79	76	9	10	11
Expected return on plan assets	(132)	(114)	(115)	—	—	—
Amortization of prior service cost (credit)	7	4	4	(6)	(2)	(2)
Amortization of net loss	76	54	34	11	7	7
Net periodic defined benefit cost	$68	$56	$28	$18	$19	$19
Actual return on plan assets	$136	$199	$92	n/a	n/a	n/a
Actual rate of return on plan assets	7.05%	13.33%	5.85%	n/a	n/a	n/a
Weighted-average assumptions used:
Discount rate	4.20%	4.99%	5.51%	4.20%	4.99%	5.51%
Expected long-term return on plan assets	7.25	7.50	7.75	n/a	n/a	n/a
Rate of compensation increase	4.00	4.00	4.00	4.00	4.00	4.00
n/a - not applicable

(dollar amounts in millions)	Postretirement Benefit Plan
Years Ended December 31	2013	2012	2011
Interest cost	$3	$3	$4
Expected return on plan assets	(4)	(3)	(4)
Amortization of transition obligation	—	4	4
Amortization of prior service cost	1	1	1
Amortization of net loss	2	1	1
Net periodic postretirement benefit cost	$2	$6	$6
Actual return on plan assets	$(2)	$4	$3
Actual rate of return on plan assets	(2.29)%	6.39%	5.00%
Weighted-average assumptions used:
Discount rate	3.81%	4.55%	4.95%
Expected long-term return on plan assets	5.00	5.00	5.00
Healthcare cost trend rate:
Cost trend rate assumed	8.00	8.00	8.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00	5.00	5.00
Year that the rate reaches the ultimate trend rate	2033	2032	2031
The expected long-term rate of return of plan assets is the average rate of return expected to be realized on funds invested or expected to be invested over the life of the plan, which has an estimated average life of approximately 15 years as of December 31, 2013. The expected long-term rate of return on plan assets is set after considering both long-term returns in the general market and long-term returns experienced by the assets in the plan. The returns on the various asset categories are blended to derive one long-term rate of return. The Corporation reviews its pension plan assumptions on an annual basis with its actuarial consultants to determine if assumptions are reasonable and adjusts the assumptions to reflect changes in future expectations.
The estimated portion of balances remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic benefit cost in the year ended December 31, 2014 are as follows.

	Defined Benefit Pension Plans
(in millions)	Qualified	Non-Qualified	Postretirement Benefit Plan	Total
Net loss	$31	$7	$1	$39
Prior service cost (credit)	6	(4)	1	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A one-percentage-point change in 2013 assumed healthcare and prescription drug cost trend rates would have the following effects.

	One-Percentage-Point
(in millions)	Increase	Decrease
Effect on postretirement benefit obligation	$5	$(4)
Effect on total service and interest cost	—	—
Plan Assets
The Corporation’s overall investment goals for the qualified defined benefit pension plan are to maintain a portfolio of assets of appropriate liquidity and diversification; to generate investment returns (net of operating costs) that are reasonably anticipated to maintain the plan’s fully funded status or to reduce a funding deficit, after taking into account various factors, including reasonably anticipated future contributions and expense and the interest rate sensitivity of the plan’s assets relative to that of the plan’s liabilities; and to generate investment returns (net of operating costs) that meet or exceed a customized benchmark as defined in the plan investment policy. Derivative instruments are permissible for hedging and transactional efficiency, but only to the extent that the derivative use enhances the efficient execution of the plan’s investment policy. The plan does not directly invest in securities issued by the Corporation and its subsidiaries. The Corporation’s target allocations for plan investments are 41 percent to 51 percent equity securities and 49 percent to 59 percent fixed income, including cash. Equity securities include collective investment and mutual funds and common stock. Fixed income securities include U.S. Treasury and other U.S. government agency securities, mortgage-backed securities, corporate bonds and notes, municipal bonds, collateralized mortgage obligations and money market funds.
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
 Collective investment funds
Fair value measurement is based upon the net asset value (NAV) provided by the administrator of the fund. Collective investment fund NAVs are based primarily on observable inputs, generally the quoted prices for underlying assets owned by the fund, and are included in Level 2 of the fair value hierarchy.
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
 Fair Values
The fair values of the Corporation’s qualified defined benefit pension plan investments measured at fair value on a recurring basis at December 31, 2013 and 2012, by asset category and level within the fair value hierarchy, are detailed in the table below.

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2013
Cash equivalent securities:
Mutual funds	$23	$23	$—	$—
Equity securities:
Collective investment funds	463	—	463	—
Mutual funds	73	73	—	—
Common stock	483	483	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	329	329	—	—
Corporate and municipal bonds and notes	496	—	496	—
Collateralized mortgage obligations	4	—	4	—
U.S. government agency mortgage-backed securities	2	—	2	—
Mutual funds	113	113	—	—
Private placements	36		—	36
Other assets:
Securities purchased under agreements to resell	6	—	6	—
Total investments at fair value	$2,028	$1,021	$971	$36
December 31, 2012
Cash equivalent securities:
Mutual funds	$21	$21	$—	$—
Equity securities:
Collective investment funds	507	—	507	—
Mutual funds	53	53	—	—
Common stock	420	420	—	—
Fixed income securities:
U.S. Treasury and other U.S. government agency securities	534	534	—	—
Corporate and municipal bonds and notes	308	—	308	—
Collateralized mortgage obligations	5	—	5	—
U.S. government agency mortgage-backed securities	2	—	2	—
Mutual funds	69	69	—	—
Private placements	30	—	—	30
Other assets:
Securities purchased under agreements to resell	4	—	4	—
Total investments at fair value	$1,953	$1,097	$826	$30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The table below provides a summary of changes in the Corporation’s qualified defined benefit pension plan’s Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012.

		Net Gains (Losses)
(in millions)	Balance at Beginning of Period	Realized	Unrealized	Purchases	Sales	Balance at End of Period
Year Ended December 31, 2013
Private placements	$30	$—	$(4)	$46	$(36)	$36
Year Ended December 31, 2012
Private placements	$26	$—	$2	$11	$(9)	$30
There were no assets in the non-qualified defined benefit pension plan at December 31, 2013 and 2012. The postretirement benefit plan is fully invested in bank-owned life insurance policies. The fair value of bank-owned life insurance policies is based on the cash surrender values of the policies as reported by the insurance companies and are classified in Level 2 of the fair value hierarchy.
Cash Flows
The Corporation expects to make no employer contributions to the qualified and non-qualified defined benefit pension plans and postretirement benefit plan for the year ended December 31, 2014.

	Estimated Future Benefit Payments
(in millions) Years Ended December 31	Qualified Defined Benefit Pension Plan	Non-Qualified Defined Benefit Pension Plan	Postretirement Benefit Plan (a)
2014	$64	$11	$7
2015	68	11	6
2016	73	11	6
2017	79	12	6
2018	84	12	6
2019 - 2023	504	66	26

(a)	Estimated benefit payments in the postretirement benefit plan are net of estimated Medicare subsidies.
Defined Contribution Plans
Substantially all of the Corporation’s employees are eligible to participate in the Corporation’s principal defined contribution plan (a 401(k) plan). Under this plan, the Corporation makes core matching cash contributions of 100 percent of the first 4 percent of qualified earnings contributed by employees (up to the current IRS compensation limit), invested based on employee investment elections. Employee benefits expense included expense for the plan of $20 million for each of the years ended December 31, 2013, 2012 and 2011.
The Corporation also provides a profit sharing plan for the benefit of substantially all employees who work at least 1,000 hours in a plan year and are not accruing a benefit in the defined benefit pension plan. Under the profit sharing plan, the Corporation makes an annual discretionary allocation to the individual account of each eligible employee ranging from 3 percent to 8 percent of annual compensation, determined based on combined age and years of service. The allocations are invested based on employee investment elections. The employee fully vests in the defined contribution pension plan after three years of service, at age 65 if still employed, or in the event of death while an employee. Before an employee is eligible to participate, the plan requires the equivalent of one year of service. The Corporation recognized $7 million, $7 million and $4 million in employee benefits expense for this plan for the years ended December 31, 2013, 2012 and 2011, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 18 - INCOME TAXES AND TAX-RELATED ITEMS
The provision for income taxes is calculated as the sum of income taxes due for the current year and deferred taxes. Income taxes due for the current year is computed by applying federal and state tax statutes to current year taxable income. Deferred taxes arise from temporary differences between the income tax basis and financial accounting basis of assets and liabilities. Tax-related interest and penalties and foreign taxes are then added to the tax provision.
The current and deferred components of the provision for income taxes were as follows:

(in millions)
December 31	2013	2012	2011
Current:
Federal	$186	$7	$42
Foreign	6	6	9
State and local	17	18	7
Total current	209	31	58
Deferred:
Federal	(20)	152	73
State and local	—	6	6
Total deferred	(20)	158	79
Total	$189	$189	$137
Income before income taxes of $730 million for the year ended December 31, 2013 included $25 million of foreign-source income.
There was no income tax provision on securities transactions for the year ended December 31, 2013. The income tax provision on securities transactions was $4 million and $5 million for the years ended December 31, 2012 and 2011, respectively.
A reconciliation of expected income tax expense at the federal statutory rate to the Corporation’s provision for income taxes and effective tax rate follows:

(dollar amounts in millions)	2013		2012		2011
Years Ended December 31	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$255	35.0%	$249	35.0%	$185	35.0%
State income taxes	11	1.5	14	2.0	9	1.6
Affordable housing and historic credits	(57)	(7.8)	(56)	(7.8)	(51)	(9.7)
Bank-owned life insurance	(15)	(2.1)	(15)	(2.1)	(14)	(2.7)
Other changes in unrecognized tax benefits	(2)	(0.2)	1	0.2	17	3.2
Tax-related interest and penalties	(1)	(0.1)	—	—	(7)	(1.3)
Other	(2)	(0.4)	(4)	(0.7)	(2)	(0.2)
Provision for income taxes	$189	25.9%	$189	26.6%	$137	25.9%
The Corporation recognized a benefit of $1 million in 2013 for tax-related interest and penalties included in “provision for income taxes” on the consolidated statements of income, compared to no expense recognized in 2012 and a benefit of $7 million in 2011. Included in “accrued expenses and other liabilities” on the consolidated balance sheets was a $2 million liability for tax-related interest and penalties at December 31, 2013, compared to $4 million at December 31, 2012.
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
A reconciliation of the beginning and ending amount of net unrecognized tax benefits follows:

(in millions)	2013	2012	2011
Balance at January 1	$42	$20	$10
Increases as a result of tax positions taken during a prior period	—	33	22
Decrease related to settlements with tax authorities	(31)	(11)	(12)
Balance at December 31	$11	$42	$20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

The Corporation anticipates that there will be no change in net unrecognized tax benefits within the next twelve months.
After consideration of the effect of the federal tax benefit available on unrecognized state tax benefits, the total amount of unrecognized tax benefits that, if recognized, would affect the Corporation’s effective tax rate was approximately $2 million at December 31, 2013.
The following tax years for significant jurisdictions remain subject to examination as of December 31, 2013:

Jurisdiction	Tax Years
Federal	2010-2012
California	2001-2012
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
The principal components of deferred tax assets and liabilities were as follows:

(in millions)
December 31	2013	2012
Deferred tax assets:
Allowance for loan losses	$209	$220
Deferred compensation	131	134
Defined benefit plans	2	113
Loan purchase accounting adjustments	17	38
Deferred loan origination fees and costs	28	30
Net unrealized losses on investment securities available-for-sale	39	—
Foreign tax credit	—	1
Other tax credits	—	39
Other temporary differences, net	74	34
Total deferred tax assets	500	609
Deferred tax liabilities:
Lease financing transactions	(226)	(241)
Net unrealized gains on investment securities available-for-sale	—	(86)
Allowance for depreciation	(18)	(28)
Total deferred tax liabilities	(244)	(355)
Net deferred tax asset	$256	$254
At December 31, 2013, the Corporation determined that no valuation allowance was necessary on federal or state deferred tax assets. This determination was based on sufficient taxable income in the carry-back period and anticipated future events to absorb a significant portion of the deferred tax assets. The remaining deferred tax assets will be absorbed by future reversals of existing taxable temporary differences. For further information on the Corporation’s valuation policy for deferred tax assets, refer to Note 1.
NOTE 19 - TRANSACTIONS WITH RELATED PARTIES
The Corporation’s banking subsidiaries had, and expect to have in the future, transactions with the Corporation’s directors and executive officers, companies with which these individuals are associated, and certain related individuals. Such transactions were made in the ordinary course of business and included extensions of credit, leases and professional services. With respect to extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount of loans attributable to persons who were related parties at December 31, 2013, totaled $140 million at the beginning of 2013 and $105 million at the end of 2013. During 2013, new loans to related parties aggregated $666 million and repayments totaled $701 million.
NOTE 20 - REGULATORY CAPITAL AND RESERVE REQUIREMENTS
Reserves required to be maintained and/or deposited with the FRB are classified in interest-bearing deposits with banks. These reserve balances vary, depending on the level of customer deposits in the Corporation’s banking subsidiaries. The average required reserve balances were $397 million and $360 million for the years ended December 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Banking regulations limit the transfer of assets in the form of dividends, loans or advances from the bank subsidiaries to the parent company. Under the most restrictive of these regulations, the aggregate amount of dividends which can be paid to the parent company, with prior approval from bank regulatory agencies, approximated $204 million at January 1, 2014, plus 2014 net profits. Substantially all the assets of the Corporation’s banking subsidiaries are restricted from transfer to the parent company of the Corporation in the form of loans or advances.
The Corporation’s subsidiary banks declared dividends of $480 million, $497 million and $292 million in 2013, 2012 and 2011, respectively.
The Corporation and its U.S. banking subsidiaries are subject to various regulatory capital requirements administered by federal and state banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of Tier 1 and total capital (as defined in the regulations) to average and risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. At December 31, 2013 and 2012, the Corporation and its U.S. banking subsidiaries exceeded the ratios required for an institution to be considered “well capitalized” (total risk-based capital, Tier 1 risk-based capital and leverage ratios greater than 10 percent, 6 percent and 5 percent, respectively). There have been no conditions or events since December 31, 2013 that management believes have changed the capital adequacy classification of the Corporation or its U.S. banking subsidiaries.
The following is a summary of the capital position of the Corporation and Comerica Bank, its principal banking subsidiary.

(dollar amounts in millions)	Comerica Incorporated (Consolidated)	Comerica Bank
December 31, 2013
Tier 1 capital (minimum-$2.6 billion (Consolidated))	$6,895	$6,803
Total capital (minimum-$5.2 billion (Consolidated))	8,491	8,340
Risk-weighted assets	64,825	64,629
Average assets (fourth quarter)	64,017	63,836
Tier 1 capital to risk-weighted assets (minimum-4.0%)	10.64%	10.53%
Total capital to risk-weighted assets (minimum-8.0%)	13.10	12.90
Tier 1 capital to average assets (minimum-3.0%)	10.77	10.66
December 31, 2012
Tier 1 capital (minimum-$2.6 billion (Consolidated))	$6,705	$6,700
Total capital (minimum-$5.3 billion (Consolidated))	8,695	8,570
Risk-weighted assets	66,115	65,922
Average assets (fourth quarter)	63,418	63,223
Tier 1 capital to risk-weighted assets (minimum-4.0%)	10.14%	10.16%
Total capital to risk-weighted assets (minimum-8.0%)	13.15	13.00
Tier 1 capital to average assets (minimum-3.0%)	10.57	10.60
NOTE 21 - CONTINGENT LIABILITIES
Legal Proceedings
Comerica Bank, a wholly owned subsidiary of the Corporation, was named a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), a lender liability case filed on November 16, 2011. The jury trial commenced January 6, 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana. The claims underlying the case against the Bank grew out of an initial, two-year $9 million revolving line of credit loan extended by the Bank to Masters in July 2006. The loan was subsequently increased to $10.5 million and later paid in full through collection actions taken by the Bank in December 2008, following a default by Masters. Masters alleged that the Bank wrongfully collected the loan, causing Masters to cease operations, and claimed that as a result, they failed to repay a $200,000 loan that they owed to Butte Local Development (“BLD”).
Starting in July 2013, the Bank attempted to settle the case by offering to pay the debt owed by Masters to BLD. The Bank anticipated that such a settlement would enable the Bank to defend the case in Federal court, the court in which Masters would have been required to sue the Bank, absent BLD’s claim. Those discussions and consideration of the settlement offer continued for several months. Accordingly, on September 30, 2013, the Corporation believed that a nominal loss was probable and recorded legal reserves for the settlement offer made to BLD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

On January 17, 2014, a jury awarded Masters $52 million for its claims against the Bank. The jury also awarded BLD $275,000 for its claims against Masters. Following the jury’s decision on the case, the Corporation increased its reserve for litigation-related expense, effective as of December 31, 2013, to $52 million. The Corporation believes that it has meritorious defenses for this litigation and intends to appeal the decision to the Montana Supreme Court, the sole appellate court for the state of Montana, in the event it is unsuccessful in overturning the verdict in post-trial proceedings.
On January 23, 2014, Masters filed additional new claims against the Corporation related to the case seeking court costs, pre-judgment interest, punitive damages above the statutory maximum permitted by the State of Montana and attorneys' fees. The Corporation believes there are substantial defenses to these claims and intends to defend them vigorously.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Legal fees of $24 million, $31 million and $43 million were included in "other noninterest expenses" on the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, respectively. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from $0 to approximately $110 million at December 31, 2013. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.

In the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
For information regarding income tax contingencies, refer to Note 18.
NOTE 22 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at December 31, 2013. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

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
In 2013, the Corporation changed the method of assigning the allowance for loan losses to each business segment. In 2012, national probability of default and loss given default statistics were incorporated into the Corporation's allowance methodology. Each business segment was assigned an allowance for loan losses based on market-specific standard reserve factors applied to the loans in each segment, and the difference between the total allowance required on a national basis and the market-specific allowances was allocated based on the relative loan balances in each segment. Effective 2013, each segment was assigned an allowance for loan losses by applying national standard reserve factors to the loan balances in each segment by risk rating distribution. This change was retroactively applied to 2012. Also in 2013, the Corporation changed the method of allocating FDIC insurance expense to the segments as well as certain noninterest income and expense associated with commercial charge cards. The changes did not have a material impact on segment operating results.
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting 2013 performance can be found in the section entitled "Business Segments" in the financial review.
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
The Other category includes the income and expense impact of equity and cash, tax benefits not assigned to specific business segments, charges of an unusual or infrequent nature that are not reflective of the normal operations of the business segments and miscellaneous other expenses of a corporate nature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2013
Earnings summary:
Net interest income (expense) (FTE)	$1,503	$610	$184	$(653)	$31	$1,675
Provision for credit losses	54	13	(18)	—	(3)	46
Noninterest income	326	175	252	61	12	826
Noninterest expenses	643	708	319	10	42	1,722
Provision (benefit) for income taxes (FTE)	347	22	48	(226)	1	192
Net income (loss)	$785	$42	$87	$(376)	$3	$541
Net credit-related charge-offs	$43	$22	$8	$—	$—	$73

Selected average balances:
Assets	$35,532	$5,974	$4,807	$11,422	$6,201	$63,936
Loans	34,473	5,289	4,650	—	—	44,412
Deposits	26,169	21,247	3,775	312	208	51,711

Statistical data:
Return on average assets (a)	2.21%	0.19%	1.82%	N/M	N/M	0.85%
Efficiency ratio (b)	35.18	89.95	73.14	N/M	N/M	68.83

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2012
Earnings summary:
Net interest income (expense) (FTE)	$1,517	$647	$187	$(658)	$38	$1,731
Provision for credit losses	34	24	19	—	2	79
Noninterest income	319	173	258	60	8	818
Noninterest expenses	602	723	320	12	100	1,757
Provision (benefit) for income taxes (FTE)	374	23	39	(228)	(16)	192
Net income (loss)	$826	$50	$67	$(382)	$(40)	$521
Net credit-related charge-offs	$107	$40	$23	$—	$—	$170

Selected average balances:
Assets	$34,447	$6,008	$4,623	$11,881	$5,613	$62,572
Loans	33,470	5,308	4,528	—	—	43,306
Deposits	24,837	20,623	3,680	206	187	49,533

Statistical data:
Return on average assets (a)	2.40%	0.23%	1.45%	N/M	N/M	0.83%
Efficiency ratio (b)	32.79	87.93	74.21	N/M	N/M	69.24
(Table continues on following page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Year Ended December 31, 2011
Earnings summary:
Net interest income (expense) (FTE)	$1,390	$621	$182	$(572)	$36	$1,657
Provision for credit losses	29	77	40	—	(2)	144
Noninterest income	306	169	239	74	4	792
Noninterest expenses	650	683	315	11	112	1,771
Provision (benefit) for income taxes (FTE)	318	12	25	(193)	(21)	141
Net income (loss)	$699	$18	$41	$(316)	$(49)	$393
Net credit-related charge-offs	$199	$89	$40	$—	$—	$328

Selected average balances:
Assets	$30,686	$5,815	$4,720	$10,252	$5,444	$56,917
Loans	30,074	5,292	4,709	—	—	40,075
Deposits	21,394	18,912	3,096	231	129	43,762

Statistical data:
Return on average assets (a)	2.27%	0.09%	0.87%	N/M	N/M	0.69%
Efficiency ratio (b)	38.33	85.57	76.74	N/M	N/M	72.73

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at December 31, 2013.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2013
Earnings summary:
Net interest income (expense) (FTE)	$751	$692	$541	$313	$(622)	$1,675
Provision for credit losses	(12)	18	35	8	(3)	46
Noninterest income	357	150	132	114	73	826
Noninterest expenses	714	396	363	197	52	1,722
Provision (benefit) for income taxes (FTE)	145	160	98	14	(225)	192
Net income (loss)	$261	$268	$177	$208	$(373)	$541
Net credit-related charge-offs	$6	$27	$20	$20	$—	$73

Selected average balances:
Assets	$13,879	$14,229	$10,694	$7,511	$17,623	$63,936
Loans	13,461	13,974	9,989	6,988	—	44,412
Deposits	20,346	14,705	10,247	5,893	520	51,711

Statistical data:
Return on average assets (a)	1.22%	1.71%	1.54%	2.77%	N/M	0.85%
Efficiency ratio (b)	64.38	47.06	53.86	46.12	N/M	68.83
(Table continues on following page)

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2012
Earnings summary:
Net interest income (expense) (FTE)	$777	$692	$564	$318	$(620)	$1,731
Provision for credit losses	(16)	17	47	29	2	79
Noninterest income	385	136	124	105	68	818
Noninterest expenses	707	395	360	183	112	1,757
Provision (benefit) for income taxes (FTE)	165	158	99	14	(244)	192
Net income (loss)	$306	$258	$182	$197	$(422)	$521
Net credit-related charge-offs	$41	$47	$22	$60	$—	$170

Selected average balances:
Assets	$13,921	$12,978	$10,307	$7,872	$17,494	$62,572
Loans	13,618	12,736	9,552	7,400	—	43,306
Deposits	19,573	14,568	10,040	4,959	393	49,533

Statistical data:
Return on average assets (a)	1.48%	1.66%	1.62%	2.50%	N/M	0.83%
Efficiency ratio (b)	60.75	47.65	52.28	44.84	N/M	69.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Year Ended December 31, 2011
Earnings summary:
Net interest income (expense) (FTE)	$795	$637	$468	$293	$(536)	$1,657
Provision for credit losses	84	21	2	39	(2)	144
Noninterest income	379	136	103	96	78	792
Noninterest expenses	735	405	294	214	123	1,771
Provision (benefit) for income taxes (FTE)	127	127	100	1	(214)	141
Net income (loss)	$228	$220	$175	$135	$(365)	$393
Net credit-related charge-offs	$148	$75	$17	$88	$—	$328

Selected average balances:
Assets	$14,155	$12,017	$8,092	$6,957	$15,696	$56,917
Loans	13,933	11,823	7,705	6,614	—	40,075
Deposits	18,535	12,667	7,805	4,395	360	43,762

Statistical data:
Return on average assets (a)	1.16%	1.61%	2.05%	1.94%	N/M	0.69%
Efficiency ratio (b)	62.22	52.37	51.45	56.54	N/M	72.73

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 23 - PARENT COMPANY FINANCIAL STATEMENTS
BALANCE SHEETS - COMERICA INCORPORATED

(in millions, except share data)
December 31	2013	2012
Assets
Cash and due from subsidiary bank	$31	$2
Short-term investments with subsidiary bank	482	431
Other short-term investments	96	88
Investment in subsidiaries, principally banks	7,174	7,045
Premises and equipment	4	4
Other assets	139	150
Total assets	$7,926	$7,720
Liabilities and Shareholders’ Equity
Medium- and long-term debt	$617	$629
Other liabilities	156	149
Total liabilities	773	778
Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,179	2,162
Accumulated other comprehensive loss	(391)	(413)
Retained earnings	6,321	5,931
Less cost of common stock in treasury - 45,860,786 shares at 12/31/13 and 39,889,610 shares at 12/31/12	(2,097)	(1,879)
Total shareholders’ equity	7,153	6,942
Total liabilities and shareholders’ equity	$7,926	$7,720
STATEMENTS OF INCOME - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2013	2012	2011
Income
Income from subsidiaries
Dividends from subsidiaries	$490	$505	$309
Other interest income	1	1	1
Intercompany management fees	110	108	119
Other noninterest income	14	7	11
Total income	615	621	440
Expenses
Interest on medium- and long-term debt	11	11	12
Salaries and employee benefits	118	114	112
Net occupancy expense	4	7	8
Equipment expense	1	1	1
Merger and restructuring charges	—	35	75
Other noninterest expenses	78	54	51
Total expenses	212	222	259
Income before benefit for income taxes and equity in undistributed earnings of subsidiaries	403	399	181
Benefit for income taxes	(30)	(37)	(44)
Income before equity in undistributed earnings of subsidiaries	433	436	225
Equity in undistributed earnings of subsidiaries, principally banks	108	85	168
Net income	541	521	393
Less income allocated to participating securities	8	6	4
Net income attributable to common shares	$533	$515	$389

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

STATEMENTS OF CASH FLOWS - COMERICA INCORPORATED

(in millions)
Years Ended December 31	2013	2012	2011
Operating Activities
Net income	$541	$521	$393
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally banks	(108)	(85)	(168)
Depreciation and amortization	1	1	1
Net periodic defined benefit cost	8	7	7
Share-based compensation expense	14	15	15
Provision for deferred income taxes	3	2	8
Excess tax benefits from share-based compensation arrangements	(3)	(1)	(1)
Other, net	2	(8)	21
Net cash provided by operating activities	458	452	276
Investing Activities
Proceeds from sales of indirect private equity and venture capital investments	—	—	19
Cash and cash equivalents acquired in acquisition of Sterling Bancshares, Inc.	—	—	37
Capital transactions with subsidiaries	—	(5)	(3)
Net change in premises and equipment	—	(1)	(1)
Net cash (used in) provided by investing activities	—	(6)	52
Financing Activities
Medium- and long-term debt:
Maturities and redemptions	—	(30)	(53)
Common Stock:
Repurchases	(291)	(308)	(116)
Cash dividends paid	(123)	(97)	(73)
Issuances of common stock under employee stock plans	33	3	4
Excess tax benefits from share-based compensation arrangements	3	1	1
Net cash used in financing activities	(378)	(431)	(237)
Net increase in cash and cash equivalents	80	15	91
Cash and cash equivalents at beginning of period	433	418	327
Cash and cash equivalents at end of period	$513	$433	$418
Interest paid	$11	$12	$12
Income taxes recovered	$(27)	$(46)	$(39)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comerica Incorporated and Subsidiaries

NOTE 24 - SUMMARY OF QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments, which are necessary for the fair presentation of the results of operations, for the periods presented.

	2013
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$456	$439	$443	$446
Interest expense	26	27	29	30
Net interest income	430	412	414	416
Provision for credit losses	9	8	13	16
Net securities gains (losses)	—	1	(2)	—
Noninterest income excluding net securities gains (losses)	204	213	210	200
Noninterest expenses	473	417	416	416
Provision for income taxes	35	54	50	50
Net income	117	147	143	134
Less income allocated to participating securities	2	2	2	2
Net income attributable to common shares	$115	$145	$141	$132
Earnings per common share:
Basic	$0.64	$0.80	$0.77	$0.71
Diluted	0.62	0.78	0.76	0.70
Comprehensive income	267	144	15	137

	2012
(in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$456	$460	$470	$477
Interest expense	32	33	35	35
Net interest income	424	427	435	442
Provision for credit losses	16	22	19	22
Net securities gains	1	—	6	5
Noninterest income excluding net securities gains	203	197	205	201
Noninterest expenses	427	449	433	448
Provision for income taxes	55	36	50	48
Net income	130	117	144	130
Less income allocated to participating securities	2	1	2	1
Net income attributable to common shares	$128	$116	$142	$129
Earnings per common share:
Basic	$0.68	$0.61	$0.73	$0.66
Diluted	0.68	0.61	0.73	0.66
Comprehensive income (loss)	(30)	165	169	160

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
Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, internal control over financial reporting as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2013. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Based on this assessment, management determined that internal control over financial reporting is effective as it relates to the Corporation’s consolidated financial statements presented in conformity with U.S. generally accepted accounting principles as of December 31, 2013.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation's internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Comerica Incorporated
We have audited Comerica Incorporated and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Comerica Incorporated and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.
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
In our opinion, Comerica Incorporated and subsidiaries' maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Comerica Incorporated and subsidiaries and our report dated February 14, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, TX
February 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Comerica Incorporated
We have audited the accompanying consolidated balance sheets of Comerica Incorporated and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comerica Incorporated and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comerica Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 14, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, TX
February 14, 2014

HISTORICAL REVIEW - AVERAGE BALANCE SHEETS
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions)
Years Ended December 31	2013	2012	2011	2010	2009
ASSETS
Cash and due from banks	$987	$983	$921	$825	$883

Interest-bearing deposits with banks	4,930	4,128	3,746	3,197	2,458
Other short-term investments	112	134	129	126	154

Investment securities available-for-sale	9,637	9,915	8,171	7,164	9,388

Commercial loans	27,971	26,224	22,208	21,090	24,534
Real estate construction loans	1,486	1,390	1,843	2,839	4,140
Commercial mortgage loans	9,060	9,842	10,025	10,244	10,415
Lease financing	847	864	950	1,086	1,231
International loans	1,275	1,272	1,191	1,222	1,533
Residential mortgage loans	1,620	1,505	1,580	1,607	1,756
Consumer loans	2,153	2,209	2,278	2,429	2,553
Total loans	44,412	43,306	40,075	40,517	46,162
Less allowance for loan losses	(622)	(693)	(838)	(1,019)	(947)
Net loans	43,790	42,613	39,237	39,498	45,215
Accrued income and other assets	4,480	4,799	4,713	4,743	4,711
Total assets	$63,936	$62,572	$56,917	$55,553	$62,809
LIABILITIES AND SHAREHOLDERS’ EQUITY

Noninterest-bearing deposits	$22,379	$21,004	$16,994	$15,094	$12,900

Money market and interest-bearing checking deposits	21,704	20,622	19,088	16,355	12,965
Savings deposits	1,657	1,593	1,550	1,394	1,339
Customer certificates of deposit	5,471	5,902	5,719	5,875	8,131
Other time deposits		—	23	306	4,103
Foreign office time deposits	500	412	388	462	653
Total interest-bearing deposits	29,332	28,529	26,768	24,392	27,191
Total deposits	51,711	49,533	43,762	39,486	40,091
Short-term borrowings	211	76	138	216	1,000
Accrued expenses and other liabilities	1,074	1,133	1,147	1,099	1,285
Medium- and long-term debt	3,972	4,818	5,519	8,684	13,334
Total liabilities	56,968	55,560	50,566	49,485	55,710
Total shareholders’ equity	6,968	7,012	6,351	6,068	7,099
Total liabilities and shareholders’ equity	$63,936	$62,572	$56,917	$55,553	$62,809

HISTORICAL REVIEW - STATEMENTS OF INCOME
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

(in millions, except per share data)
Years Ended December 31	2013	2012	2011	2010	2009
INTEREST INCOME
Interest and fees on loans	$1,556	$1,617	$1,564	$1,617	$1,767
Interest on investment securities	214	234	233	226	329
Interest on short-term investments	14	12	12	10	9
Total interest income	1,784	1,863	1,809	1,853	2,105
INTEREST EXPENSE
Interest on deposits	55	70	90	115	372
Interest on short-term borrowings	—	—	—	1	2
Interest on medium- and long-term debt	57	65	66	91	164
Total interest expense	112	135	156	207	538
Net interest income	1,672	1,728	1,653	1,646	1,567
Provision for credit losses	46	79	144	478	1,082
Net interest income after provision for loan losses	1,626	1,649	1,509	1,168	485
NONINTEREST INCOME
Service charges on deposit accounts	214	214	208	208	228
Fiduciary income	171	158	151	154	161
Commercial lending fees	99	96	87	95	79
Card fees	74	65	77	74	65
Letter of credit fees	64	71	73	76	69
Bank-owned life insurance	40	39	37	40	35
Foreign exchange income	36	38	40	39	41
Brokerage fees	17	19	22	25	31
Net securities gains (losses)	(1)	12	14	3	243
Other noninterest income	112	106	83	75	98
Total noninterest income	826	818	792	789	1,050
NONINTEREST EXPENSES
Salaries	763	778	770	740	687
Employee benefits	246	240	205	179	210
Total salaries and employee benefits	1,009	1,018	975	919	897
Net occupancy expense	160	163	169	162	162
Equipment expense	60	65	66	63	62
Outside processing fee expense	119	107	101	96	97
Software expense	90	90	88	89	84
Litigation-related expenses	52	23	10	2	—
FDIC insurance expense	33	38	43	62	90
Advertising expense	21	27	28	30	29
Other real estate expense	2	9	22	29	48
Merger and restructuring charges	—	35	75	—	—
Other noninterest expenses	176	182	194	190	181
Total noninterest expenses	1,722	1,757	1,771	1,642	1,650
Income (loss) from continuing operations before income taxes	730	710	530	315	(115)
Provision (benefit) for income taxes	189	189	137	55	(131)
Income from continuing operations	541	521	393	260	16
Income from discontinued operations, net of tax	—	—	—	17	1
NET INCOME	$541	$521	$393	$277	$17
Less:
Preferred stock dividends	—	—	—	123	134
Income allocated to participating securities	8	6	4	1	1
Net income (loss) attributable to common shares	$533	$515	$389	$153	$(118)
Basic earnings per common share:
Income (loss) from continuing operations	$2.92	$2.68	$2.11	$0.79	$(0.80)
Net income (loss)	2.92	2.68	2.11	0.90	(0.79)
Diluted earnings per common share:
Income (loss) from continuing operations	2.85	2.67	2.09	0.78	(0.80)
Net income (loss)	2.85	2.67	2.09	0.88	(0.79)

Comprehensive income (loss)	563	464	426	224	(10)

Cash dividends declared on common stock	126	106	75	44	30
Cash dividends declared per common share	0.68	0.55	0.40	0.25	0.20

HISTORICAL REVIEW - STATISTICAL DATA
Comerica Incorporated and Subsidiaries
CONSOLIDATED FINANCIAL INFORMATION

Years Ended December 31	2013	2012	2011	2010	2009
Average Rates (Fully Taxable Equivalent Basis)
Interest-bearing deposits with banks	0.26%	0.26%	0.24%	0.25%	0.25%
Other short-term investments	1.22	1.65	2.17	1.58	1.74

Investment securities available-for-sale	2.25	2.43	2.91	3.24	3.61

Commercial loans	3.28	3.44	3.69	3.89	3.63
Real estate construction loans	3.85	4.44	4.37	3.17	2.92
Commercial mortgage loans	4.11	4.44	4.23	4.10	4.20
Lease financing	3.23	3.01	3.51	3.88	3.25
International loans	3.74	3.73	3.83	3.94	3.79
Residential mortgage loans	4.09	4.55	5.27	5.30	5.53
Consumer loans	3.30	3.42	3.50	3.54	3.68
Total loans	3.51	3.74	3.91	4.00	3.84
Interest income as a percentage of earning assets	3.03	3.27	3.49	3.65	3.64

Domestic deposits	0.18	0.24	0.33	0.48	1.39
Deposits in foreign offices	0.52	0.63	0.48	0.31	0.29
Total interest-bearing deposits	0.19	0.25	0.33	0.47	1.37
Short-term borrowings	0.07	0.12	0.13	0.25	0.24
Medium- and long-term debt	1.45	1.36	1.20	1.05	1.23
Interest expense as a percentage of interest-bearing sources	0.33	0.41	0.48	0.62	1.29
Interest rate spread	2.70	2.86	3.01	3.03	2.35
Impact of net noninterest-bearing sources of funds	0.14	0.17	0.18	0.21	0.37
Net interest margin as a percentage of earning assets	2.84%	3.03%	3.19%	3.24%	2.72%

Ratios
Return on average common shareholders’ equity	7.76%	7.43%	6.18%	2.74%	(2.37)%
Return on average assets	0.85	0.83	0.69	0.50	0.03
Efficiency ratio (a)	68.83	69.24	72.73	67.39	69.28
Tier 1 common capital as a percentage of risk-weighted assets (b)	10.64	10.14	10.37	10.13	8.18
Tier 1 capital as a percentage of risk-weighted assets	10.64	10.14	10.41	10.13	12.46
Total capital as a percentage of risk-weighted assets	13.10	13.15	14.25	14.54	16.93
Tangible common equity as a percentage of tangible assets (b)	10.07	9.76	10.27	10.54	7.99

Per Common Share Data
Book value at year-end	$39.23	$36.87	$34.80	$32.82	$32.27
Market value at year-end	47.54	30.34	25.80	42.24	29.57
Market value for the year
High	48.69	34.00	43.53	45.85	32.30
Low	30.73	26.25	21.48	29.68	11.72

Other Data (share data in millions)
Average common shares outstanding - basic	183	191	185	170	149
Average common shares outstanding - diluted	187	192	186	173	149
Number of banking centers	483	489	494	444	447
Number of employees (full-time equivalent)	8,948	9,035	9,468	9,073	9,402

(a)	Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains (losses).

(b)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 14, 2014.

COMERICA INCORPORATED

By:	/s/ Ralph W. Babb, Jr.
Ralph W. Babb, Jr. Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of February 14, 2014.

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

10.1D†
Form of Standard Comerica Incorporated Non-Qualified Stock Option Agreement under the Comerica Incorporated Amended and Restated 2006 Long-Term Incentive Plan (2014 version) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 21, 2014, and incorporated herein by reference) .

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

10.1H†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2014 version) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated January 21, 2014, and incorporated herein by reference).

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

10.1M†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version) (filed as Exhibit 10.47 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.1N†
Form of Standard Comerica Incorporated Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2011 version 2) (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.1O†
Form of Standard Comerica Incorporated Performance Restricted Stock Unit Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2012 version) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 19, 2012, and incorporated herein by reference).

10.1P†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated January 21, 2014, and incorporated herein by reference).

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

10.3†
Amended and Restated Sterling Bancshares, Inc. 2003 Stock Incentive and Compensation Plan effective April 30, 2007 (filed as Exhibit 10.1 to Sterling Bancshares, Inc.'s Current Report on Form 8-K dated August 14, 2007 (File No. 000-20750), and incorporated herein by reference).

10.4†
1994 Incentive Stock Option Plan of Sterling Bancshares, Inc. (filed as Exhibit 10.1 Sterling Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-20750), and incorporated herein by reference).

10.5†	Comerica Incorporated Amended and Restated Employee Stock Purchase Plan (amended and restated October 22, 2013).

10.6†	Comerica Incorporated 2011 Management Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 26, 2011, and incorporated herein by reference).

10.6A†
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

10.8†
1999 Comerica Incorporated Amended and Restated Deferred Compensation Plan (amended and restated on July 26, 2011) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 26, 2011, and incorporated herein by reference).

10.9†
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

10.12†
Amended and Restated Comerica Incorporated Non-Employee Director Fee Deferral Plan (amended and restated on November 18, 2008, with amendments effective December 31, 2008) (filed as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

10.13†
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

10.14A†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.14B†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 2) (filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.14C†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 2.5) (filed as Exhibit 10.48 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

10.14D†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 3) (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference).

10.14E†
Form of Standard Comerica Incorporated Non-Employee Director Restricted Stock Unit Agreement under the Comerica Incorporated Amended and Restated Incentive Plan for Non-Employee Directors (Version 4) (filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

10.15†
Form of Director Indemnification Agreement between Comerica Incorporated and certain of its directors (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

10.16†
Supplemental Benefit Agreement with Eugene A. Miller (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference).

10.17†
Supplemental Pension and Retiree Medical Agreement with Ralph W. Babb Jr. (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

10.18A†
Restrictive Covenants and General Release Agreement by and between Elizabeth S. Acton and Comerica Incorporated dated April 20, 2012 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 25, 2012, and incorporated herein by reference).

10.18B†
Restrictive Covenants and General Release Agreement by and between Dale E. Greene and Comerica Incorporated dated August 22, 2011 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 22, 2011, and incorporated herein by reference).

10.18C†
Restrictive Covenants and General Release Agreement by and between Mary Constance Beck and Comerica Incorporated dated January 21, 2011 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 21, 2011, and incorporated herein by reference).

10.18D†
Restrictive Covenants and General Release Agreement by and between Joseph J. Buttigieg, III and Comerica Incorporated dated April 23, 2010 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 23, 2010, and incorporated herein by reference).

10.19†
Form of Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-current) (filed as Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.19A†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE4 and Higher Version without gross-up or window period-current).

10.20†
Form of Change of Control Employment Agreement (BE4 and Higher Version) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 18, 2008, and incorporated herein by reference).

10.20A†	Schedule of Named Executive Officers Party to Change of Control Employment Agreement (BE4 and Higher Version).

10.21†	Form of Change of Control Employment Agreement (BE2-BE3 Version) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 18, 2008, and incorporated herein by reference).

10.22†
Waiver of Senior Executive Officers dated November 14, 2008 (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 13, 2008, regarding U.S. Department of Treasury's Capital Purchase Program, and incorporated herein by reference).

10.23
Implementation Agreement dated July 28, 2005 between Framlington Holdings Limited, Guarantors as named in the Agreement and AXA Investment Managers SA (restated to reflect amendments on September 7, 2005) (filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.24
Second Amendment Agreement dated October 31, 2005 in relation to an Implementation Agreement dated July 28, 2005 (as amended on September 7, 2005) (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

11	Statement regarding Computation of Net Income Per Common Share (incorporated by reference from Note 15 on page F-96 of this Annual Report on Form 10-K).

12	(not applicable)

13	(not applicable)

14	(not applicable)

16	(not applicable)

18	(not applicable)

21	Subsidiaries of Registrant.

22	(not applicable)

23.1	Consent of Ernst & Young LLP.

24	(not applicable)

31.1	Chairman, President and CEO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Executive Vice President and CFO Rule 13a-14(a)/15d-14(a) Certification of Periodic Report (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

33	(not applicable)

34	(not applicable)

35	(not applicable)

100	(not applicable)

101
Financial statements from Annual Report on Form 10-K of the Registrant for the year ended December 31, 2013, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

File No. for all filings under Exchange Act, unless otherwise noted: 1-10706.