Form 10-Q
period 2014-03-31
COMERICA INC /NEW/
filed 2014-04-29
CIK 28412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
$5 par value common stock:
Outstanding as of April 25, 2014: 181,673,675 shares

COMERICA INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Comerica Incorporated and Subsidiaries

(in millions, except share data)	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and due from banks	$1,186	$1,140

Interest-bearing deposits with banks	4,434	5,311
Other short-term investments	105	112

Investment securities available-for-sale	9,487	9,307

Commercial loans	29,774	28,815
Real estate construction loans	1,847	1,762
Commercial mortgage loans	8,801	8,787
Lease financing	849	845
International loans	1,250	1,327
Residential mortgage loans	1,751	1,697
Consumer loans	2,217	2,237
Total loans	46,489	45,470
Less allowance for loan losses	(594)	(598)
Net loans	45,895	44,872
Premises and equipment	583	594
Accrued income and other assets	3,991	3,888
Total assets	$65,681	$65,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$23,955	$23,875

Money market and interest-bearing checking deposits	22,485	22,332
Savings deposits	1,742	1,673
Customer certificates of deposit	5,099	5,063
Foreign office time deposits	469	349
Total interest-bearing deposits	29,795	29,417
Total deposits	53,750	53,292
Short-term borrowings	160	253
Accrued expenses and other liabilities	954	986
Medium- and long-term debt	3,534	3,543
Total liabilities	58,398	58,074

Common stock - $5 par value:
Authorized - 325,000,000 shares
Issued - 228,164,824 shares	1,141	1,141
Capital surplus	2,182	2,179
Accumulated other comprehensive loss	(325)	(391)
Retained earnings	6,414	6,318
Less cost of common stock in treasury - 46,492,524 shares at 3/31/14 and 45,860,786 shares at 12/31/13	(2,129)	(2,097)
Total shareholders’ equity	7,283	7,150
Total liabilities and shareholders’ equity	$65,681	$65,224
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions, except per share data)	2014	2013
INTEREST INCOME
Interest and fees on loans	$376	$390
Interest on investment securities	55	53
Interest on short-term investments	4	3
Total interest income	435	446
INTEREST EXPENSE
Interest on deposits	11	15
Interest on medium- and long-term debt	14	15
Total interest expense	25	30
Net interest income	410	416
Provision for credit losses	9	16
Net interest income after provision for credit losses	401	400
NONINTEREST INCOME
Service charges on deposit accounts	54	55
Fiduciary income	44	43
Commercial lending fees	20	21
Card fees	19	17
Letter of credit fees	14	16
Bank-owned life insurance	9	9
Foreign exchange income	9	9
Brokerage fees	5	5
Net securities gains	1	—
Other noninterest income	33	38
Total noninterest income	208	213
NONINTEREST EXPENSES
Salaries and benefits expense	247	251
Net occupancy expense	40	39
Equipment expense	14	15
Outside processing fee expense	28	28
Software expense	22	22
Litigation-related expense	3	3
FDIC insurance expense	8	9
Advertising expense	6	6
Other noninterest expenses	38	43
Total noninterest expenses	406	416
Income before income taxes	203	197
Provision for income taxes	64	63
NET INCOME	139	134
Less income allocated to participating securities	2	2
Net income attributable to common shares	$137	$132
Earnings per common share:
Basic	$0.76	$0.71
Diluted	0.73	0.70

Comprehensive income	205	137

Cash dividends declared on common stock	35	32
Cash dividends declared per common share	0.19	0.17
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Comerica Incorporated and Subsidiaries

	Common Stock			Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
(in millions, except per share data)	Shares Outstanding	Amount	Capital Surplus		Retained Earnings	Treasury Stock
BALANCE AT DECEMBER 31, 2012	188.3	$1,141	$2,162	$(413)	$5,928	$(1,879)	$6,939
Net income	—	—	—	—	134	—	134
Other comprehensive income, net of tax	—	—	—	3	—	—	3
Cash dividends declared on common stock ($0.17 per share)	—	—	—	—	(32)	—	(32)
Purchase of common stock	(2.2)	—	—	—	—	(74)	(74)
Net issuance of common stock under employee stock plans	0.7	—	(15)	—	(13)	33	5
Share-based compensation	—	—	10	—	—	—	10
BALANCE AT MARCH 31, 2013	186.8	$1,141	$2,157	$(410)	$6,017	$(1,920)	$6,985

BALANCE AT DECEMBER 31, 2013	182.3	$1,141	$2,179	$(391)	$6,318	$(2,097)	$7,150
Net income	—	—	—	—	139	—	139
Other comprehensive income, net of tax	—	—	—	66	—	—	66
Cash dividends declared on common stock ($0.19 per share)	—	—	—	—	(35)	—	(35)
Purchase of common stock	(1.7)	—	—	—	—	(80)	(80)
Net issuance of common stock under employee stock plans	1.1	—	(11)	—	(8)	48	29
Share-based compensation	—	—	14	—	—	—	14
BALANCE AT MARCH 31, 2014	181.7	$1,141	$2,182	$(325)	$6,414	$(2,129)	$7,283
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Comerica Incorporated and Subsidiaries

	Three Months Ended March 31,
(in millions)	2014	2013
OPERATING ACTIVITIES
Net income	$139	$134
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9	16
Provision (benefit) for deferred income taxes	(5)	29
Depreciation and amortization	29	30
Net periodic defined benefit cost	9	21
Share-based compensation expense	14	10
Net amortization of securities	2	10
Accretion of loan purchase discount	(12)	(11)
Net securities gains	(1)	—
Net gain on foreclosed property sold	(1)	(1)
Excess tax benefits from share-based compensation arrangements	(5)	(1)
Net change in:
Trading securities	5	10
Accrued income receivable	—	(10)
Accrued expenses payable	(61)	(72)
Other, net	92	94
Net cash provided by operating activities	214	259
INVESTING ACTIVITIES
Investment securities available-for-sale:
Maturities and redemptions	411	938
Purchases	(499)	(955)
Net change in loans	(1,026)	971
Proceeds from sales of foreclosed property	3	18
Net increase in premises and equipment	(16)	(19)
Other, net	(1)	5
Net cash (used in) provided by investing activities	(1,128)	958
FINANCING ACTIVITIES
Net change in:
Deposits	255	—
Short-term borrowings	(93)	(52)
Common stock:
Repurchases	(80)	(74)
Cash dividends paid	(31)	(29)
Issuances under employee stock plans	26	5
Excess tax benefits from share-based compensation arrangements	5	1
Other, net	1	(5)
Net cash provided by (used in) financing activities	83	(154)
Net (decrease) increase in cash and cash equivalents	(831)	1,063
Cash and cash equivalents at beginning of period	6,451	4,534
Cash and cash equivalents at end of period	$5,620	$5,597
Interest paid	$25	$29
Income taxes and tax-related interest paid	—	1
Noncash investing and financing activities:
Loans transferred to other real estate	7	5
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Organization
The accompanying unaudited consolidated financial statements were prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation were included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain items in prior periods were reclassified to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Comerica Incorporated and Subsidiaries (the Corporation) on Form 10-K for the year ended December 31, 2013.
Recently Adopted Accounting Pronouncement
Effective January 1, 2014, the Corporation early adopted Accounting Standards Update (ASU) No. 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” an amendment to GAAP which enables companies that invest in affordable housing projects that qualify for the low-income housing tax credit (LIHTC) to elect to use the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial investment cost of the project is amortized in proportion to the amount of tax credits and other benefits received, with the results of the investment presented on a net basis as a component of the provision for income taxes. Previously, LIHTC investments were accounted for under the cost or equity method, and the amortization was recorded as a reduction to other noninterest income, with the tax credits and other benefits received recorded as a component of the provision for income taxes. The Corporation believes the proportional amortization method better represents the economics of LIHTC investments and provides users with a better understanding of the returns from such investments than the cost or equity method.
The cumulative effect of the retrospective application of the change in amortization method was a $3 million decrease to both "accrued income and other assets" and "retained earnings" on the consolidated balance sheets as of January 1, 2013. The unaudited consolidated financial statements have been retrospectively adjusted to reflect the prior period effect of the adoption of the amendment, which resulted in a $13 million increase to both "other noninterest income" and "provision for income taxes" for the three months ended March 31, 2013. The adoption of ASU 2014-01 had no effect on net income or earnings per common share for any period presented.
See Note 6 to these unaudited consolidated financial statements for additional information regarding LIHTC and other tax credit investments.

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
Securities classified as Level 3 represent securities in less liquid markets requiring significant management assumptions when determining fair value. Auction-rate securities comprise Level 3 investment securities available-for-sale. Due to the lack of a robust secondary auction-rate securities market with active fair value indicators, fair value for all periods presented was determined using an income approach based on a discounted cash flow model. The discounted cash flow model utilizes two significant inputs: discount rate and workout period. The discount rate was calculated using credit spreads of the underlying collateral or similar securities plus a liquidity risk premium. The liquidity risk premium was derived from the rate at which various types of similar auction-rate securities had been redeemed or sold. The workout period was based on an assessment of publicly available information on efforts to re-establish functioning markets for these securities and the Corporation's own redemption experience. Significant increases in any of these inputs in isolation would result in a significantly lower fair value. The Corporate Development Department, with appropriate oversight and approval provided by senior management, is responsible for determining the valuation methodology for auction-rate securities and for updating significant inputs based on changes to the factors discussed above. Valuation results, including an analysis of changes to the valuation methodology and significant inputs, are provided to senior management for review on a quarterly basis.
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
Warrants which contain a net exercise provision or a non-contingent put right embedded in the warrant agreement are accounted for as derivatives and recorded at fair value on a recurring basis using a Black-Scholes valuation model. The Black-Scholes valuation model utilizes five inputs: risk-free rate, expected life, volatility, exercise price, and the per share market value of the underlying company. The Corporation holds a portfolio of warrants for generally nonmarketable equity securities with a fair value of $3 million at March 31, 2014, included in "accrued income and other assets" on the consolidated balance sheets. These warrants are primarily from non-public technology companies obtained as part of the loan origination process. The Corporate Development Department is responsible for the warrant valuation process, which includes reviewing all significant inputs for reasonableness, and for providing valuation results to senior management. Increases in any of these inputs in isolation, with the exception of exercise price, would result in a higher fair value. Increases in exercise price in isolation would result in a lower fair value. The Corporation classifies warrants accounted for as derivatives as Level 3.
The Corporation also holds a derivative contract associated with the 2008 sale of its remaining ownership of Visa Inc. (Visa) Class B shares. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. At March 31, 2014, the fair value of the contract was a liability of $2 million. The recurring fair value of the derivative contract is based on unobservable inputs consisting of management's estimate of the litigation outcome, timing of litigation settlements and payments related to the derivative. Significant increases in the estimate of litigation outcome and the timing of litigation settlements in isolation would result in a significantly higher liability fair value. Significant increases in payments related to the derivative in isolation would result in a significantly lower liability fair value. The Corporation classifies the derivative liability as Level 3.
Nonmarketable equity securities
The Corporation has a portfolio of indirect (through funds) private equity and venture capital investments with a carrying value and unfunded commitments of $12 million and $5 million, respectively, at March 31, 2014. These funds generally cannot be redeemed and the majority are not readily marketable. Distributions from these funds are received by the Corporation as a result of the liquidation of underlying investments of the funds and/or as income distributions. It is estimated that the underlying assets of the funds will be liquidated over a period of up to 16 years. Recently issued federal regulations may require the Corporation to sell certain of these funds prior to liquidation. The investments are accounted for either on the cost or equity method and are individually reviewed for impairment on a quarterly basis by comparing the carrying value to the estimated fair value. These investments may be carried at fair value on a nonrecurring basis when they are deemed to be impaired and written down to fair value. Where there is not a readily determinable fair value, the Corporation estimates fair value for indirect private equity and venture capital investments based on the net asset value, as reported by the fund, after indication that the fund adheres to applicable fair value measurement guidance. For those funds where the net asset value is not reported by the fund, the Corporation derives the fair value of the fund by estimating the fair value of each underlying investment in the fund. In addition to using qualitative information about each underlying investment, as provided by the fund, the Corporation gives consideration to information pertinent to the specific nature of the debt or equity investment, such as relevant market conditions, offering prices, operating results, financial conditions, exit strategy and other qualitative information, as available. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. On a quarterly basis, the Corporate Development Department is responsible, with appropriate oversight and approval provided by senior management, for performing the valuation procedures and updating significant inputs, as are primarily provided

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

by the underlying fund's management. The Corporation classifies fair value measurements of nonmarketable equity securities as Level 3. Commitments to fund additional investments in nonmarketable equity securities recorded at fair value on a nonrecurring basis were not significant at March 31, 2014 or December 31, 2013.
The Corporation also holds restricted equity investments, primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock. Restricted equity securities are not readily marketable and are recorded at cost (par value) in "accrued income and other assets" on the consolidated balance sheets and evaluated for impairment based on the ultimate recoverability of the par value. No significant observable market data for these instruments is available. The Corporation considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience when determining the ultimate recoverability of the par value. The Corporation’s investment in FHLB stock totaled $48 million at both March 31, 2014 and December 31, 2013, and its investment in FRB stock totaled $85 million at both March 31, 2014 and December 31, 2013. The Corporation believes its investments in FHLB and FRB stock are ultimately recoverable at par. Therefore, the carrying amount for these restricted equity investments approximates fair value. The Corporation classifies the estimated fair value of such investments as Level 1.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABLILITIES RECORDED AT FAIR VALUE ON A RECURRING BASIS
The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2014
Trading securities:
Deferred compensation plan assets	$97	$97	$—	$—
Equity and other non-debt securities	1	1	—	—
Residential mortgage-backed securities (a)	3	—	3	—
State and municipal securities	1	—	1	—
Corporate debt securities	1	—	1	—
Total trading securities	103	98	5	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	45	45	—	—
Residential mortgage-backed securities (a)	9,123	—	9,123	—
State and municipal securities	23	—	—	23	(b)
Corporate debt securities	54	—	53	1	(b)
Equity and other non-debt securities	242	124	—	118	(b)
Total investment securities available-for-sale	9,487	169	9,176	142
Derivative assets:
Interest rate contracts	358	—	358	—
Energy derivative contracts	103	—	103	—
Foreign exchange contracts	18	—	18	—
Warrants	3	—	—	3
Total derivative assets	482	—	479	3
Total assets at fair value	$10,072	$267	$9,660	$145
Derivative liabilities:
Interest rate contracts	$118	$—	$118	$—
Energy derivative contracts	101	—	101	—
Foreign exchange contracts	17	—	17	—
Other	2	—	—	2
Total derivative liabilities	238	—	236	2
Deferred compensation plan liabilities	97	97	—	—
Total liabilities at fair value	$335	$97	$236	$2

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2013
Trading securities:
Deferred compensation plan assets	$96	$96	$—	$—
Equity and other non-debt securities	7	7	—	—
Residential mortgage-backed securities (a)	2	—	2	—
State and municipal securities	3	—	3	—
Total trading securities	108	103	5	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	45	45	—	—
Residential mortgage-backed securities (a)	8,926	—	8,926	—
State and municipal securities	22	—	—	22	(b)
Corporate debt securities	56	—	55	1	(b)
Equity and other non-debt securities	258	122	—	136	(b)
Total investment securities available-for-sale	9,307	167	8,981	159
Derivative assets:
Interest rate contracts	380	—	380	—
Energy derivative contracts	105	—	105	—
Foreign exchange contracts	15	—	15	—
Warrants	3	—	—	3
Total derivative assets	503	—	500	3
Total assets at fair value	$9,918	$270	$9,486	$162
Derivative liabilities:
Interest rate contracts	$133	$—	$133	$—
Energy derivative contracts	102	—	102	—
Foreign exchange contracts	14	—	14	—
Other	2	—	—	2
Total derivative liabilities	251	—	249	2
Deferred compensation plan liabilities	96	96	—	—
Total liabilities at fair value	$347	$96	$249	$2

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.
There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 1, Level 2 and Level 3 fair value measurements during the three months ended March 31, 2014 and 2013.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013.

		Net Realized/Unrealized Gains (Losses) (Pretax)

	Balance at Beginning of Period	Recorded in Earnings				Recorded in Other Comprehensive Income			Balance at End of Period

(in millions)		Realized		Unrealized				Sales
Three Months Ended March 31, 2014
Investment securities available-for-sale:
State and municipal securities (a)	$22	$—		$—		$1	(b)	$—	$23
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	136	1	(c)	—		5	(b)	(24)	118
Total investment securities available-for-sale	159	1	(c)	—		6	(b)	(24)	142
Derivative assets:
Warrants	3	—		1	(d)	—		(1)	3
Derivative liabilities:
Other	2	—		—		—		—	2
Three Months Ended March 31, 2013
Investment securities available-for-sale:
State and municipal securities (a)	$23	$—		$—		$—		$—	$23
Corporate debt securities (a)	1	—		—		—		—	1
Equity and other non-debt securities (a)	156	—		—		1	(b)	(4)	153
Total investment securities available-for-sale	180	—		—		1	(b)	(4)	177
Derivative assets:
Warrants	3	1	(d)	—		—		(1)	3
Derivative liabilities:
Other	1	—		—		—		—	1

(a)	Auction-rate securities.

(b)	Recorded in "net unrealized gains (losses) on investment securities available-for-sale" in other comprehensive income.

(c)	Realized and unrealized gains and losses due to changes in fair value recorded in "net securities gains" on the consolidated statements of comprehensive income.

(d)	Realized and unrealized gains and losses due to changes in fair value recorded in "other noninterest income" on the consolidated statements of comprehensive income.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

ASSETS AND LIABILITIES RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
The Corporation may be required, from time to time, to record certain assets and liabilities at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. All assets recorded at fair value on a nonrecurring basis were classified as Level 3 at March 31, 2014 and December 31, 2013 and are presented in the following table. No liabilities were recorded at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013.

(in millions)	Level 3
March 31, 2014
Loans:
Commercial	$20
Real estate construction	17
Commercial mortgage	74
Total loans	111
Nonmarketable equity securities	2
Other real estate	3
Total assets at fair value	$116
December 31, 2013
Loans:
Commercial	$43
Real estate construction	20
Commercial mortgage	61
International	4
Total loans	128
Nonmarketable equity securities	2
Other real estate	5
Total assets at fair value	$135
Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.
The following table presents quantitative information related to the significant unobservable inputs utilized in the Corporation's Level 3 recurring fair value measurement as of March 31, 2014 and December 31, 2013. The Corporation's Level 3 recurring fair value measurements include auction-rate securities where fair value is determined using an income approach based on a discounted cash flow model. The inputs in the table below reflect management's expectation of continued illiquidity in the secondary auction-rate securities market due to a lack of market activity for the issuers remaining in the portfolio, a lack of market incentives for issuer redemptions, and the expectation for the low interest rate environment continuing into 2015. The March 31, 2014 workout periods reflect management's view that short-term interest rates could begin to rise in 2015.

		Discounted Cash Flow Model
		Unobservable Input
	Fair Value (in millions)	Discount Rate	Workout Period (in years)
March 31, 2014
State and municipal securities (a)	$23	4% - 9%	1 - 4
Equity and other non-debt securities (a)	118	5% - 7%	1 - 3
December 31, 2013
State and municipal securities (a)	$22	5% - 10%	3 - 4
Equity and other non-debt securities (a)	136	5% - 8%	2 - 3

(a)	Auction-rate securities.

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	Carrying Amount	Estimated Fair Value
(in millions)		Total	Level 1	Level 2	Level 3
March 31, 2014
Assets
Cash and due from banks	$1,186	$1,186	$1,186	$—	$—
Interest-bearing deposits with banks	4,434	4,434	4,434	—	—
Loans held-for-sale	2	2	—	2	—
Total loans, net of allowance for loan losses (a)	45,895	45,932	—	—	45,932
Customers’ liability on acceptances outstanding	12	12	12	—	—
Nonmarketable equity securities (b)	12	19	—	—	19
Restricted equity investments	133	133	133	—	—
Liabilities
Demand deposits (noninterest-bearing)	23,955	23,955	—	23,955	—
Interest-bearing deposits	24,696	24,696	—	24,696	—
Customer certificates of deposit	5,099	5,090	—	5,090	—
Total deposits	53,750	53,741	—	53,741	—
Short-term borrowings	160	160	160	—	—
Acceptances outstanding	12	12	12	—	—
Medium- and long-term debt	3,534	3,527	—	3,527	—
Credit-related financial instruments	(91)	(91)	—	—	(91)
December 31, 2013
Assets
Cash and due from banks	$1,140	$1,140	$1,140	$—	$—
Interest-bearing deposits with banks	5,311	5,311	5,311	—	—
Loans held-for-sale	4	4	—	4	—
Total loans, net of allowance for loan losses (a)	44,872	44,801	—	—	44,801
Customers’ liability on acceptances outstanding	11	11	11	—	—
Nonmarketable equity securities (b)	12	19	—	—	19
Restricted equity investments	133	133	133	—	—
Liabilities
Demand deposits (noninterest-bearing)	23,875	23,875	—	23,875	—
Interest-bearing deposits	24,354	24,354	—	24,354	—
Customer certificates of deposit	5,063	5,055	—	5,055	—
Total deposits	53,292	53,284	—	53,284	—
Short-term borrowings	253	253	253	—	—
Acceptances outstanding	11	11	11	—	—
Medium- and long-term debt	3,543	3,540	—	3,540	—
Credit-related financial instruments	(88)	(88)	—	—	(88)

(a)	Included $111 million and $128 million of impaired loans recorded at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013, respectively.

(b)	Included $2 million of nonmarketable equity securities recorded at fair value on a nonrecurring basis at both March 31, 2014 and December 31, 2013.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES
A summary of the Corporation’s investment securities available-for-sale follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
U.S. Treasury and other U.S. government agency securities	$45	$—	$—	$45
Residential mortgage-backed securities (a)	9,133	107	117	9,123
State and municipal securities	24	—	1	23
Corporate debt securities	54	—	—	54
Equity and other non-debt securities	245	1	4	242
Total investment securities available-for-sale (b)	$9,501	$108	$122	$9,487

December 31, 2013
U.S. Treasury and other U.S. government agency securities	$45	$—	$—	$45
Residential mortgage-backed securities (a)	9,023	91	188	8,926
State and municipal securities	24	—	2	22
Corporate debt securities	56	—	—	56
Equity and other non-debt securities	266	1	9	258
Total investment securities available-for-sale (b)	$9,414	$92	$199	$9,307

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)
Included auction-rate securities at amortized cost and fair value of $146 million and $142 million, respectively, as of March 31, 2014 and $169 million and $159 million, respectively, as of December 31, 2013.

A summary of the Corporation’s investment securities available-for-sale in an unrealized loss position as of March 31, 2014 and December 31, 2013 follows:

	Temporarily Impaired
	Less than 12 Months		12 Months or more			Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
March 31, 2014
Residential mortgage-backed securities (a)	$4,797	$111	$138	$6		$4,935	$117
State and municipal securities (b)	—	—	23	1		23	1
Corporate debt securities (b)	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	—	—	130	4		130	4
Total impaired securities	$4,797	$111	$292	$11		$5,089	$122
December 31, 2013
Residential mortgage-backed securities (a)	$5,825	$187	$11	$1		$5,836	$188
State and municipal securities (b)	—	—	22	2		22	2
Corporate debt securities (b)	—	—	1	—	(c)	1	—	(c)
Equity and other non-debt securities (b)	—	—	148	9		148	9
Total impaired securities	$5,825	$187	$182	$12		$6,007	$199

(a)	Residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises.

(b)	Auction-rate securities.

(c)	Unrealized losses less than $0.5 million.
At March 31, 2014, the Corporation had 169 securities in an unrealized loss position with no credit impairment, including 103 residential mortgage-backed securities, 48 equity and other non-debt auction-rate preferred securities, 17 state and municipal auction-rate securities, one corporate auction-rate debt security and one mutual fund. As of March 31, 2014, approximately 89 percent of the aggregate par value of auction-rate securities have been redeemed or sold since acquisition, of which approximately 95 percent were redeemed at or above cost. The unrealized losses for these securities resulted from changes in market interest rates and liquidity. The Corporation ultimately expects full collection of the carrying amount of these securities, does not intend to sell the securities in an unrealized loss position, and it is not more-likely-than-not that the Corporation will be required to sell the securities in an unrealized loss position prior to recovery of amortized cost. The Corporation does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Sales, calls and write-downs of investment securities available-for-sale resulted in gains of $1 million and no losses for the three months ended March 31, 2014. No securities gains or losses were recognized for the three months ended March 31, 2013. Securities gains and losses are recorded in “net securities gains” on the consolidated statements of comprehensive income, computed based on the adjusted cost of the specific security.
The following table summarizes the amortized cost and fair values of debt securities by contractual maturity. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)
March 31, 2014	Amortized Cost	Fair Value
Contractual maturity
Within one year	$155	$155
After one year through five years	268	269
After five years through ten years	277	287
After ten years	8,556	8,534
Subtotal	9,256	9,245
Equity and other non-debt securities	245	242
Total investment securities available-for-sale	$9,501	$9,487
Included in the contractual maturity distribution in the table above were auction-rate securities with a total amortized cost and fair value of $25 million and $24 million, respectively. Auction-rate securities are long-term, floating rate instruments for which interest rates are reset at periodic auctions. At each successful auction, the Corporation has the option to sell the security at par value. Additionally, the issuers of auction-rate securities generally have the right to redeem or refinance the debt. As a result, the expected life of auction-rate securities may differ significantly from the contractual life. Also included in the table above were residential mortgage-backed securities with total amortized cost and fair value of $9.1 billion. The actual cash flows of mortgage-backed securities may differ from contractual maturity as the borrowers of the underlying loans may exercise prepayment options.
At March 31, 2014, investment securities with a carrying value of $3.3 billion were pledged where permitted or required by law to secure $2.3 billion of liabilities, primarily public and other deposits of state and local government agencies and derivative instruments.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 4 – CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES
The following table presents an aging analysis of the recorded balance of loans.

	Loans Past Due and Still Accruing
(in millions)	30-59 Days	60-89 Days	90 Days or More	Total	Nonaccrual Loans	Current Loans (c)	Total Loans
March 31, 2014
Business loans:
Commercial	$30	$20	$3	$53	$54	$29,667	$29,774
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	18	1,489	1,507
Other business lines (b)	—	—	—	—	1	339	340
Total real estate construction	—	—	—	—	19	1,828	1,847
Commercial mortgage:
Commercial Real Estate business line (a)	25	—	1	26	58	1,736	1,820
Other business lines (b)	40	3	4	47	104	6,830	6,981
Total commercial mortgage	65	3	5	73	162	8,566	8,801
Lease financing	—	—	—	—	—	849	849
International	6	3	—	9	—	1,241	1,250
Total business loans	101	26	8	135	235	42,151	42,521
Retail loans:
Residential mortgage	15	1	—	16	48	1,687	1,751
Consumer:
Home equity	6	3	1	10	32	1,491	1,533
Other consumer	2	—	1	3	2	679	684
Total consumer	8	3	2	13	34	2,170	2,217
Total retail loans	23	4	2	29	82	3,857	3,968
Total loans	$124	$30	$10	$164	$317	$46,008	$46,489
December 31, 2013
Business loans:
Commercial	$36	$17	$4	$57	$81	$28,677	$28,815
Real estate construction:
Commercial Real Estate business line (a)	—	—	—	—	20	1,427	1,447
Other business lines (b)	—	—	—	—	1	314	315
Total real estate construction	—	—	—	—	21	1,741	1,762
Commercial mortgage:
Commercial Real Estate business line (a)	9	1	—	10	51	1,617	1,678
Other business lines (b)	27	6	4	37	105	6,967	7,109
Total commercial mortgage	36	7	4	47	156	8,584	8,787
Lease financing	—	—	—	—	—	845	845
International	—	—	3	3	4	1,320	1,327
Total business loans	72	24	11	107	262	41,167	41,536
Retail loans:
Residential mortgage	15	3	—	18	53	1,626	1,697
Consumer:
Home equity	6	2	—	8	33	1,476	1,517
Other consumer	4	1	5	10	2	708	720
Total consumer	10	3	5	18	35	2,184	2,237
Total retail loans	25	6	5	36	88	3,810	3,934
Total loans	$97	$30	$16	$143	$350	$44,977	$45,470

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Included purchased credit-impaired (PCI) loans with a total carrying value of $5 million at both March 31, 2014 and December 31, 2013.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents loans by credit quality indicator, based on internal risk ratings assigned to each business loan at the time of approval and subjected to subsequent reviews, generally at least annually, and to pools of retail loans with similar risk characteristics.

	Internally Assigned Rating
(in millions)	Pass (a)	Special Mention (b)	Substandard (c)	Nonaccrual (d)	Total
March 31, 2014
Business loans:
Commercial	$28,427	$601	$692	$54	$29,774
Real estate construction:
Commercial Real Estate business line (e)	1,463	13	13	18	1,507
Other business lines (f)	339	—	—	1	340
Total real estate construction	1,802	13	13	19	1,847
Commercial mortgage:
Commercial Real Estate business line (e)	1,647	68	47	58	1,820
Other business lines (f)	6,530	137	210	104	6,981
Total commercial mortgage	8,177	205	257	162	8,801
Lease financing	845	3	1	—	849
International	1,233	9	8	—	1,250
Total business loans	40,484	831	971	235	42,521
Retail loans:
Residential mortgage	1,696	1	6	48	1,751
Consumer:
Home equity	1,492	2	7	32	1,533
Other consumer	678	2	2	2	684
Total consumer	2,170	4	9	34	2,217
Total retail loans	3,866	5	15	82	3,968
Total loans	$44,350	$836	$986	$317	$46,489
December 31, 2013
Business loans:
Commercial	$27,470	$590	$674	$81	$28,815
Real estate construction:
Commercial Real Estate business line (e)	1,399	13	15	20	1,447
Other business lines (f)	314	—	—	1	315
Total real estate construction	1,713	13	15	21	1,762
Commercial mortgage:
Commercial Real Estate business line (e)	1,474	92	61	51	1,678
Other business lines (f)	6,596	145	263	105	7,109
Total commercial mortgage	8,070	237	324	156	8,787
Lease financing	841	3	1	—	845
International	1,298	7	18	4	1,327
Total business loans	39,392	850	1,032	262	41,536
Retail loans:
Residential mortgage	1,635	3	6	53	1,697
Consumer:
Home equity	1,475	4	5	33	1,517
Other consumer	708	3	7	2	720
Total consumer	2,183	7	12	35	2,237
Total retail loans	3,818	10	18	88	3,934
Total loans	$43,210	$860	$1,050	$350	$45,470

(a)	Includes all loans not included in the categories of special mention, substandard or nonaccrual.

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

(d)
Nonaccrual loans are loans for which the accrual of interest has been discontinued. For further information regarding nonaccrual loans, refer to the Nonperforming Assets subheading in Note 1 - Basis of Presentation and Accounting Policies - on page F-58 in the Corporation's 2013 Annual Report. A significant majority of nonaccrual loans are generally consistent with the "substandard" category and the remainder are generally consistent with the "doubtful" category as defined by regulatory authorities.

(e)	Primarily loans to real estate developers.

(f)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table summarizes nonperforming assets.

(in millions)	March 31, 2014	December 31, 2013
Nonaccrual loans	$317	$350
Reduced-rate loans (a)	21	24
Total nonperforming loans	338	374
Foreclosed property	14	9
Total nonperforming assets	$352	$383

(a)
Reduced-rate business loans totaled $4 million at both March 31, 2014 and December 31, 2013, and reduced-rate retail loans totaled $17 million and $20 million at March 31, 2014 and December 31, 2013, respectively.

Allowance for Credit Losses
The following table details the changes in the allowance for loan losses and related loan amounts.

	2014			2013
(in millions)	Business Loans	Retail Loans	Total	Business Loans	Retail Loans	Total
Three Months Ended March 31,
Allowance for loan losses:
Balance at beginning of period	$531	$67	$598	$552	$77	$629
Loan charge-offs	(27)	(3)	(30)	(34)	(4)	(38)
Recoveries on loans previously charged-off	16	2	18	12	2	14
Net loan charge-offs	(11)	(1)	(12)	(22)	(2)	(24)
Provision for loan losses	10	(2)	8	14	(2)	12
Balance at end of period	$530	$64	$594	$544	$73	$617

As a percentage of total loans	1.25%	1.62%	1.28%	1.32%	1.97%	1.37%

March 31
Allowance for loan losses:
Individually evaluated for impairment	$39	$—	$39	$60	$—	$60
Collectively evaluated for impairment	491	64	555	484	73	557
Total allowance for loan losses	$530	$64	$594	$544	$73	$617
Loans:
Individually evaluated for impairment	$204	$49	$253	$355	$42	$397
Collectively evaluated for impairment	42,315	3,916	46,231	40,964	3,677	44,641
PCI loans (a)	2	3	5	24	5	29
Total loans evaluated for impairment	$42,521	$3,968	$46,489	$41,343	$3,724	$45,067
(a)    No allowance for loan losses was required for PCI loans at March 31, 2014 and 2013.
Changes in the allowance for credit losses on lending-related commitments, included in "accrued expenses and other liabilities" on the consolidated balance sheets, are summarized in the following table.

	Three Months Ended March 31,
(in millions)	2014	2013
Balance at beginning of period	$36	$32
Provision for credit losses on lending-related commitments	1	4
Balance at end of period	$37	$36

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Individually Evaluated Impaired Loans
The following table presents additional information regarding individually evaluated impaired loans.

	Recorded Investment In:
(in millions)	Impaired Loans with No Related Allowance	Impaired Loans with Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Allowance for Loan Losses
March 31, 2014
Business loans:
Commercial	$13	$38	$51	$95	$8
Real estate construction:
Commercial Real Estate business line (a)	—	18	18	21	3
Other business lines (b)	—	—	—	1	—
Total real estate construction	—	18	18	22	3
Commercial mortgage:
Commercial Real Estate business line (a)	—	65	65	108	13
Other business lines (b)	1	68	69	95	15
Total commercial mortgage	1	133	134	203	28
International	1	—	1	1	—
Total business loans	15	189	204	321	39
Retail loans:
Residential mortgage	32	—	32	38	—
Consumer:
Home equity	13	—	13	19	—
Other consumer	4	—	4	6	—
Total consumer	17	—	17	25	—
Total retail loans (c)	49	—	49	63	—
Total individually evaluated impaired loans	$64	$189	$253	$384	$39
December 31, 2013
Business loans:
Commercial	$10	$64	$74	$121	$26
Real estate construction:
Commercial Real Estate business line (a)	—	20	20	24	3
Other business lines (b)	—	1	1	1	—
Total real estate construction	—	21	21	25	3
Commercial mortgage:
Commercial Real Estate business line (a)	—	60	60	104	12
Other business lines (b)	1	63	64	90	15
Total commercial mortgage	1	123	124	194	27
International	—	4	4	4	1
Total business loans	11	212	223	344	57
Retail loans:
Residential mortgage	35	—	35	42	—
Consumer:
Home equity	12	—	12	17	—
Other consumer	4	—	4	12	—
Total consumer	16	—	16	29	—
Total retail loans (c)	51	—	51	71	—
Total individually evaluated impaired loans	$62	$212	$274	$415	$57

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Individually evaluated retail loans had no related allowance for loan losses, primarily due to policy changes which resulted in direct write-downs of restructured retail loans.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding average individually evaluated impaired loans and the related interest recognized. Interest income recognized for the period primarily related to reduced-rate loans.

	Individually Evaluated Impaired Loans
	2014		2013
(in millions)	Average Balance for the Period	Interest Income Recognized for the Period	Average Balance for the Period	Interest Income Recognized for the Period
Three Months Ended March 31,
Business loans:
Commercial	$62	$—	$114	$1
Real estate construction:
Commercial Real Estate business line (a)	19	—	27	—
Commercial mortgage:
Commercial Real Estate business line (a)	62	—	96	—
Other business lines (b)	67	1	124	—
Total commercial mortgage	129	1	220	—
Lease financing	—	—	1	—
International	3	—	—	—
Total business loans	213	1	362	1
Retail loans:
Residential mortgage	34	—	37	—
Consumer loans:
Home equity	12	—	6	—
Other consumer	4	—	4	—
Total consumer	16	—	10	—
Total retail loans	50	—	47	—
Total individually evaluated impaired loans	$263	$1	$409	$1

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Troubled Debt Restructurings
The following tables detail the recorded balance at March 31, 2014 and 2013 of loans considered to be TDRs that were restructured during the three months ended March 31, 2014 and 2013, by type of modification. In cases of loans with more than one type of modification, the loans were categorized based on the most significant modification.

	2014				2013
	Type of Modification				Type of Modification
(in millions)	Principal Deferrals (a)		Interest Rate Reductions	Total Modifications	Principal Deferrals (a)		AB Note Restructures (b)	Total Modifications
Three Months Ended March 31
Business loans:
Commercial	$1		$—	$1	$7		$—	$7
Commercial mortgage:
Commercial Real Estate business line (c)	—		—	—	16		—	16
Other business lines (d)	8		—	8	6		11	17
Total commercial mortgage	8		—	8	22		11	33
International	1		—	1	—		—	—
Total business loans	10		—	10	29		11	40
Retail loans:
Residential mortgage	—		—	—	1	(e)	—	1
Consumer:
Home equity	1	(e)	1	2	1	(e)	—	1
Other consumer	—		—	—	1	(e)	—	1
Total consumer	1		1	2	2		—	2
Total retail loans	1		1	2	3		—	3
Total loans	$11		$1	$12	$32		$11	$43

(a)	Primarily represents loan balances where terms were extended 90 days or more at or above contractual interest rates.

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
At March 31, 2014 and December 31, 2013, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $4 million.
The majority of the modifications considered to be TDRs that occurred during the three months ended March 31, 2014 and 2013 were principal deferrals. The Corporation charges interest on principal balances outstanding during deferral periods. Additionally, none of the modifications involved forgiveness of principal. As a result, the current and future financial effects of the recorded balance of loans considered to be TDRs that were restructured during the three months ended March 31, 2014 and 2013 were insignificant.
On an ongoing basis, the Corporation monitors the performance of modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents information regarding the recorded balance at March 31, 2014 and 2013 of loans modified by principal deferral during the twelve months ended March 31, 2014 and 2013, and those principal deferrals which experienced a subsequent default during the three months ended March 31, 2014 and 2013. For principal deferrals, incremental deterioration in the credit quality of the loan, represented by a downgrade in the risk rating of the loan, for example, due to missed interest payments or a reduction of collateral value, is considered a subsequent default.

	2014			2013
(in millions)	Balance at March 31		Subsequent Default in the Three Months Ended March 31	Balance at March 31		Subsequent Default in the Three Months Ended March 31
Principal deferrals:
Business loans:
Commercial	$13		$2	$12		$1
Real estate construction:
Commercial Real Estate business line (a)	—		—	1		—
Commercial mortgage:
Commercial Real Estate business line (a)	17		—	36		16
Other business lines (b)	12		—	17		4
Total commercial mortgage	29		—	53		20
International	1		—	—		—
Total business loans	43		2	66		21
Retail loans:
Residential mortgage	3	(c)	—	5	(c)	—
Consumer:
Home equity	6	(c)	—	4	(c)	—
Other consumer	2	(c)	—	2	(c)	—
Total consumer	8		—	6		—
Total retail loans	11		—	11		—
Total principal deferrals	$54		$2	$77		$21

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.

(c)	Includes bankruptcy loans for which the court has discharged the borrower's obligation and the borrower has not reaffirmed the debt.
During the twelve months ended March 31, 2014 and 2013, loans with a carrying value of $6 million and $4 million, respectively, were modified by interest rate reduction and loans with a carrying value of $8 million and $30 million, respectively, were restructured into two notes (AB note restructures). For reduced-rate loans and AB note restructures, a subsequent payment default is defined in terms of delinquency, when a principal or interest payment is 90 days past due. There were no subsequent payment defaults of reduced-rate loans or AB note restructures during the three months ended March 31, 2014 and 2013.
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
No allowance for loan losses was required on the acquired PCI loan pools at both March 31, 2014 and December 31, 2013. The nonaccretable yield on PCI loans was $9 million at March 31, 2014. The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at March 31, 2014 and December 31, 2013 were as follows.

(in millions)	March 31, 2014	December 31, 2013
Acquired PCI loans:
Carrying amount	$5	$5
Outstanding balance (principal and unpaid interest)	35	46

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Changes in the accretable yield for acquired PCI loans for the three months ended March 31, 2014 and 2013 were as follows.

	Three Months Ended March 31,
(in millions)	2014	2013
Balance at beginning of period	$15	$16
Reclassifications from nonaccretable	5	—
Accretion	(9)	(4)
Balance at end of period	$11	$12
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
Credit risk is the possible loss that may occur in the event of nonperformance by the counterparty to a financial instrument. The Corporation attempts to minimize credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, adhering to the same credit approval process used for traditional lending activities and obtaining collateral as deemed necessary. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. For derivatives settled directly with dealer counterparties, the Corporation utilizes counterparty risk limits and monitoring procedures as well as master netting arrangements and bilateral collateral agreements to facilitate the management of credit risk. Master netting arrangements effectively reduce credit risk by permitting settlement of positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Bilateral collateral agreements require daily exchange of cash or highly rated securities issued by the U.S. Treasury or other U.S. government entities to collateralize amounts due to either party beyond certain risk limits. At March 31, 2014, counterparties with bilateral collateral agreements had pledged $117 million of marketable investment securities and deposited $3 million of cash with the Corporation to secure the fair value of contracts in an unrealized gain position, and the Corporation had pledged $8 million of investment securities and posted $19 million of cash as collateral for contracts in an unrealized loss position. For those counterparties not covered under bilateral collateral agreements, collateral is obtained, if deemed necessary, based on the results of management’s credit evaluation of the counterparty. Collateral varies, but may include cash, investment securities, accounts receivable, equipment or real estate. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk. These adjustments are determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2014 was $7 million, for which the Corporation had pledged collateral of $3 million in the normal course of business. The credit-risk-related contingent features require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, the counterparties to the derivative instruments could require additional overnight collateral on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2014, the Corporation would have been required to assign an additional $4 million of collateral to its counterparties.
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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

The following table presents the composition of the Corporation’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and other activities at March 31, 2014 and December 31, 2013. The table excludes commitments, warrants accounted for as derivatives and a derivative related to the Corporation’s 2008 sale of its remaining ownership of Visa shares.

	March 31, 2014			December 31, 2013
		Fair Value			Fair Value
(in millions)	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities	Notional/ Contract Amount (a)	Gross Derivative Assets	Gross Derivative Liabilities
Risk management purposes
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps - fair value - receive fixed/pay floating	$1,450	$191	$—	$1,450	$198	$—
Derivatives used as economic hedges
Foreign exchange contracts:
Spot, forwards and swaps	446	1	1	253	1	—
Total risk management purposes	1,896	192	1	1,703	199	—
Customer-initiated and other activities
Interest rate contracts:
Caps and floors written	268	—	1	277	—	1
Caps and floors purchased	268	1	—	277	1	—
Swaps	11,282	166	117	11,143	181	132
Total interest rate contracts	11,818	167	118	11,697	182	133
Energy contracts:
Caps and floors written	1,180	1	43	1,325	1	48
Caps and floors purchased	1,180	43	1	1,325	48	1
Swaps	2,589	59	57	2,724	56	53
Total energy contracts	4,949	103	101	5,374	105	102
Foreign exchange contracts:
Spot, forwards, options and swaps	2,030	17	16	1,764	14	14
Total customer-initiated and other activities	18,797	287	235	18,835	301	249
Total gross derivatives	$20,693	479	236	$20,538	500	249
Amounts offset in the consolidated balance sheets:
Netting adjustment - Offsetting derivative assets/liabilities		(166)	(166)		(187)	(187)
Netting adjustment - Cash collateral received/posted		(1)	(17)		(2)	(10)
Net derivatives included in the consolidated balance sheets (b)		312	53		311	52
Amounts not offset in the consolidated balance sheets:
Marketable securities pledged under bilateral collateral agreements		(114)	(8)		(138)	(10)
Net derivatives after deducting amounts not offset in the consolidated balance sheets		$198	$45		$173	$42

(a)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

(b)
Net derivative assets are included in “accrued income and other assets” and net derivative liabilities are included in “accrued expenses and other liabilities” on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Corporation. The fair value of net derivative assets included credit valuation adjustments for counterparty credit risk totaled $2 million at both March 31, 2014 and December 31, 2013.

Risk Management
As an end-user, the Corporation employs a variety of financial instruments for risk management purposes, including cash instruments, such as investment securities, as well as derivative instruments. Activity related to these instruments is centered predominantly in the interest rate markets and mainly involves interest rate swaps. Various other types of instruments also may

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

be used to manage exposures to market risks, including interest rate caps and floors, total return swaps, foreign exchange forward contracts and foreign exchange swap agreements.
As part of a fair value hedging strategy, the Corporation entered into interest rate swap agreements for interest rate risk management purposes. These interest rate swap agreements effectively modify the Corporation’s exposure to interest rate risk by converting fixed-rate debt to a floating rate. These agreements involve the receipt of fixed-rate interest amounts in exchange for floating-rate interest payments over the life of the agreement, without an exchange of the underlying principal amount. Risk management fair value interest rate swaps generated net interest income of $18 million for both the three-month periods ended March 31, 2014 and 2013. The Corporation recognized an insignificant amount of net gains (losses) in "other noninterest income" in the consolidated statements of comprehensive income for the ineffective portion of risk management derivative instruments designated as fair value hedges of fixed-rate debt for both the three-month periods ended March 31, 2014 and 2013.
Foreign exchange rate risk arises from changes in the value of certain assets and liabilities denominated in foreign currencies. The Corporation employs spot and forward contracts in addition to swap contracts to manage exposure to these and other risks. The Corporation recognized an insignificant amount of net gains on risk management derivative instruments used as economic hedges in "other noninterest income" in the consolidated statements of comprehensive income for both the three months ended March 31, 2014 and 2013.
 The following table summarizes the expected weighted average remaining maturity of the notional amount of risk management interest rate swaps and the weighted average interest rates associated with amounts expected to be received or paid on interest rate swap agreements as of March 31, 2014 and December 31, 2013.

		Weighted Average
(dollar amounts in millions)	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate (a)
March 31, 2014
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	$1,450	3.2	5.45%	0.35%
December 31, 2013
Swaps - fair value - receive fixed/pay floating rate
Medium- and long-term debt designation	1,450	3.4	5.45	0.38

(a)	Variable rates paid on receive fixed swaps are based on six-month LIBOR rates in effect at March 31, 2014 and December 31, 2013.
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
For customer-initiated foreign exchange contracts where offsetting positions have not been taken, the Corporation manages the remaining inherent market risk through individual foreign currency position limits and aggregate value-at-risk limits. These limits are established annually and reviewed quarterly. For those customer-initiated derivative contracts which were not offset or where the Corporation holds a speculative position within the limits described above, the Corporation recognized an insignificant amount of net gains in “other noninterest income” in the consolidated statements of comprehensive income for both the three-month periods ended March 31, 2014 and 2013.

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

		Three Months Ended March 31,
(in millions)	Location of Gain	2014	2013
Interest rate contracts	Other noninterest income	$4	$3
Energy contracts	Other noninterest income	—	1
Foreign exchange contracts	Foreign exchange income	9	9
Total		$13	$13
Credit-Related Financial Instruments
The Corporation issues off-balance sheet financial instruments in connection with commercial and consumer lending activities. The Corporation’s credit risk associated with these instruments is represented by the contractual amounts indicated in the following table.

(in millions)	March 31, 2014	December 31, 2013
Unused commitments to extend credit:
Commercial and other	$26,925	$27,728
Bankcard, revolving check credit and home equity loan commitments	1,923	1,889
Total unused commitments to extend credit	$28,848	$29,617
Standby letters of credit	$4,171	$4,297
Commercial letters of credit	96	103
Other credit-related financial instruments	2	2
The Corporation maintains an allowance to cover probable credit losses inherent in lending-related commitments, including unused commitments to extend credit, letters of credit and financial guarantees. At March 31, 2014 and December 31, 2013, the allowance for credit losses on lending-related commitments, included in “accrued expenses and other liabilities” on the consolidated balance sheets, was $37 million and $36 million, respectively.
Unused Commitments to Extend Credit
Commitments to extend credit are legally binding agreements to lend to a customer, provided there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements of the Corporation. Commercial and other unused commitments are primarily variable rate commitments. The allowance for credit losses on lending-related commitments included $25 million and $28 million at March 31, 2014 and December 31, 2013, respectively, for probable credit losses inherent in the Corporation’s unused commitments to extend credit.
Standby and Commercial Letters of Credit
Standby letters of credit represent conditional obligations of the Corporation which guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Commercial letters of credit are issued to finance foreign or domestic trade transactions. These contracts expire in decreasing amounts through the year 2020. The Corporation may enter into participation arrangements with third parties that effectively reduce the maximum amount of future payments which may be required under standby and commercial letters of credit. These risk participations covered $250 million and $259 million, respectively, of the $4.3 billion and $4.4 billion standby and commercial letters of credit outstanding at March 31, 2014 and December 31, 2013, respectively.
The carrying value of the Corporation’s standby and commercial letters of credit, included in “accrued expenses and other liabilities” on the consolidated balance sheets, totaled $65 million at March 31, 2014, including $53 million in deferred fees and $12 million in the allowance for credit losses on lending-related commitments. At December 31, 2013, the comparable amounts were $59 million, $51 million and $8 million, respectively.
The following table presents a summary of criticized standby and commercial letters of credit at March 31, 2014 and December 31, 2013. The Corporation's criticized list is generally consistent with the Special mention, Substandard and Doubtful

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

categories defined by regulatory authorities. The Corporation manages credit risk through underwriting, periodically reviewing and approving its credit exposures using Board committee approved credit policies and guidelines.

(dollar amounts in millions)	March 31, 2014	December 31, 2013
Total criticized standby and commercial letters of credit	$92	$69
As a percentage of total outstanding standby and commercial letters of credit	2.2%	1.6%
Other Credit-Related Financial Instruments
The Corporation enters into credit risk participation agreements, under which the Corporation assumes credit exposure associated with a borrower’s performance related to certain interest rate derivative contracts. The Corporation is not a party to the interest rate derivative contracts and only enters into these credit risk participation agreements in instances in which the Corporation is also a party to the related loan participation agreement for such borrowers. The Corporation manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrowers, which is based on the normal credit review process had it entered into the derivative instruments directly with the borrower. The notional amount of such credit risk participation agreement reflects the pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of March 31, 2014 and December 31, 2013, the total notional amount of the credit risk participation agreements was approximately $583 million and $614 million, respectively, and the fair value, included in customer-initiated interest rate contracts recorded in "accrued expenses and other liabilities" on the consolidated balance sheets, was insignificant for each period. The maximum estimated exposure to these agreements, as measured by projecting a maximum value of the guaranteed derivative instruments, assuming 100 percent default by all obligors on the maximum values, was approximately $6 million and $7 million at March 31, 2014 and December 31, 2013, respectively. In the event of default, the lead bank has the ability to liquidate the assets of the borrower, in which case the lead bank would be required to return a percentage of the recouped assets to the participating banks. As of March 31, 2014, the weighted average remaining maturity of outstanding credit risk participation agreements was 2.5 years.
In 2008, the Corporation sold its remaining ownership of Visa Class B shares and entered into a derivative contract. Under the terms of the derivative contract, the Corporation will compensate the counterparty primarily for dilutive adjustments made to the conversion factor of the Visa Class B shares to Class A shares based on the ultimate outcome of litigation involving Visa. Conversely, the Corporation will be compensated by the counterparty for any increase in the conversion factor from anti-dilutive adjustments. The notional amount of the derivative contract was equivalent to approximately 780,000 Visa Class B shares. The fair value of the derivative liability, included in "accrued expenses and other liabilities" on the consolidated balance sheets, was $2 million at both March 31, 2014 and December 31, 2013.
NOTE 6 - VARIABLE INTEREST ENTITIES (VIEs)
The Corporation evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Corporation is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration.
The Corporation holds ownership interests in funds in the form of limited partnerships or limited liability companies (LLCs) investing in affordable housing projects that qualify for the LIHTC. The Corporation also directly invests in limited partnerships and LLCs which invest in community development projects which generate similar tax credits to investors. As an investor, the Corporation obtains income tax credits and deductions from the operating losses of these tax credit entities. These tax credit entities meet the definition of a VIE; however, the Corporation is not the primary beneficiary of the entities, as the general partner or the managing member has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. While the partnership/LLC agreements allow the limited partners/investor members, through a majority vote, to remove the general partner/managing member, this right is not deemed to be substantive as the general partner/managing member can only be removed for cause.
The Corporation accounts for its interests in LIHTC entities using the proportional amortization method. Exposure to loss as a result of the Corporation’s involvement with LIHTC entities at March 31, 2014 was limited to approximately $381 million. Ownership interests in other community development projects which generate similar tax credits to investors (other tax credit entities) are accounted for under either the cost or equity method. Exposure to loss as a result of the Corporation's involvement in other tax credit entities at March 31, 2014 was limited to approximately $13 million.
Investment balances, including all legally binding commitments to fund future investments, are included in “accrued income and other assets” on the consolidated balance sheets. A liability is recognized in “accrued expenses and other liabilities” on the consolidated balance sheets for all legally binding unfunded commitments to fund tax credit entities ($136 million at March 31, 2014). Amortization and other write-downs of LIHTC investments are presented on a net basis as a component of the

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

"provision for income taxes" on the consolidated statements of comprehensive income, while amortization and write-downs of other tax credit investments are recorded in “other noninterest income." The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.
The Corporation provided no financial or other support that was not contractually required to any of the above VIEs during the three months ended March 31, 2014 and 2013.
The following table summarizes the impact of these tax credit entities on line items on the Corporation’s consolidated statements of comprehensive income.

	Three Months Ended March 31,
(in millions)	2014	2013
Other noninterest income:
Amortization of other tax credit investments	$(2)	$(1)
Provision for income taxes:
Amortization of LIHTC investments	14	13
Low income housing tax credits	(14)	(14)
Other tax benefits related to tax credit entities	(6)	(5)
Total provision for income taxes	$(6)	$(6)
For further information on the Corporation’s consolidation policy, see Note 1 to these unaudited consolidated financial statements and Note 1 to the consolidated financial statements in the Corporation's 2013 Annual Report.
NOTE 7 - MEDIUM- AND LONG-TERM DEBT
Medium- and long-term debt is summarized as follows:

(in millions)	March 31, 2014	December 31, 2013
Parent company
Subordinated notes:
4.80% subordinated notes due 2015 (a)	$315	$318
Medium-term notes:
3.00% notes due 2015	299	299
Total parent company	614	617
Subsidiaries
Subordinated notes:
5.70% subordinated notes due 2014 (a)	252	255
5.75% subordinated notes due 2016 (a)	678	681
5.20% subordinated notes due 2017 (a)	561	566
8.375% subordinated notes due 2024 (callable at par in 2014)	183	183
7.875% subordinated notes due 2026 (a)	218	213
Total subordinated notes	1,892	1,898
Federal Home Loan Bank advance:
Floating-rate based on LIBOR indices due 2014	1,000	1,000
Other notes:
6.0% - 6.4% fixed-rate notes due 2020	28	28
Total subsidiaries	2,920	2,926
Total medium- and long-term debt	$3,534	$3,543

(a)	The carrying value of medium- and long-term debt has been adjusted to reflect the gain attributable to the risk hedged with interest rate swaps.
Subordinated notes with remaining maturities greater than one year qualify as Tier 2 capital.
Comerica Bank (the Bank) is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members. FHLB advances bear interest at variable rates based on LIBOR and were secured by a blanket lien on $14 billion of real estate-related loans at March 31, 2014.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of accumulated other comprehensive loss and details the components of other comprehensive income (loss) for the three months ended March 31, 2014 and 2013, including the amount of income tax expense (benefit) allocated to each component of other comprehensive income (loss).

	Three Months Ended March 31,
(in millions)	2014	2013
Accumulated net unrealized (losses) gains on investment securities available-for-sale:
Balance at beginning of period, net of tax	$(68)	$150
Net unrealized holding gains (losses) arising during the period	94	(18)
Less: Provision (benefit) for income taxes	33	(7)
Net unrealized holding gains (losses) arising during the period, net of tax	61	(11)
Less:
Net realized gains included in net securities gains	1	—
Less: Provision for income taxes	—	—
Reclassification adjustment for net securities gains included in net income, net of tax	1	—
Change in net unrealized (losses) gains on investment securities available-for-sale, net of tax	60	(11)
Balance at end of period, net of tax	$(8)	$139

Accumulated defined benefit pension and other postretirement plans adjustment:
Balance at beginning of period, net of tax	$(323)	$(563)

Net defined benefit pension and other postretirement plans adjustment arising during the period, net of tax	—	—
Less:
Amortization of actuarial net loss	(10)	(21)
Amortization of prior service cost	—	(1)
Amounts recognized in employee benefits expense	(10)	(22)
Less: Benefit for income taxes	(4)	(8)
Adjustment for amounts recognized as components of net periodic benefit cost during the period, net of tax	(6)	(14)
Change in defined benefit pension and other postretirement plans adjustment, net of tax	6	14
Balance at end of period, net of tax	$(317)	$(549)
Total accumulated other comprehensive loss at end of period, net of tax	$(325)	$(410)

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

NOTE 9 - NET INCOME PER COMMON SHARE
Basic and diluted net income per common share are presented in the following table.

	Three Months Ended March 31,
(in millions, except per share data)	2014	2013
Basic and diluted
Net income	$139	$134
Less:
Income allocated to participating securities	2	2
Net income attributable to common shares	$137	$132

Basic average common shares	180	185

Basic net income per common share	$0.76	$0.71

Basic average common shares	180	185
Dilutive common stock equivalents:
Net effect of the assumed exercise of stock options	2	—
Net effect of the assumed exercise of warrants	5	2
Diluted average common shares	187	187

Diluted net income per common share	$0.73	$0.70
The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income per common share because the prices of the options were greater than the average market price of common shares for the period.

	Three Months Ended March 31,
(shares in millions)	2014	2013
Average outstanding options	8.7	15.1
Range of exercise prices	$48.17 - $61.94	$34.78 - $61.94
NOTE 10 - EMPLOYEE BENEFIT PLANS
Net periodic benefit costs are charged to "employee benefits expense" on the consolidated statements of comprehensive income. The components of net periodic benefit cost for the Corporation's qualified pension plan, non-qualified pension plan and postretirement benefit plan are as follows.

Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2014	2013
Service cost	$7	$9
Interest cost	22	19
Expected return on plan assets	(33)	(33)
Amortization of prior service cost	1	1
Amortization of net loss	8	19
Net periodic defined benefit cost	$5	$15

Non-Qualified Defined Benefit Pension Plan	Three Months Ended March 31,
(in millions)	2014	2013
Service cost	$1	$1
Interest cost	2	3
Amortization of prior service cost (credit)	(1)	—
Amortization of net loss	2	2
Net periodic defined benefit cost	$4	$6

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

Postretirement Benefit Plan	Three Months Ended March 31,
(in millions)	2014	2013
Interest cost	$1	$1
Expected return on plan assets	(1)	(1)
Net periodic postretirement benefit cost	$—	$—
For further information on the Corporation's employee benefit plans, refer to Note 17 to the consolidated financial statements in the Corporation's 2013 Annual Report.
NOTE 11 - INCOME TAXES AND TAX-RELATED ITEMS
Net unrecognized tax benefits were $11 million at both March 31, 2014 and December 31, 2013. The Corporation anticipates that it is reasonably possible that final settlement of federal and state tax issues will result in a decrease in net unrecognized tax benefits of $7 million within the next twelve months. Included in "accrued expense and other liabilities" on the consolidated balance sheets was a $2 million liability for tax-related interest and penalties at both March 31, 2014 and December 31, 2013.
Net deferred tax assets were $224 million at March 31, 2014, compared to $256 million at December 31, 2013. The decrease of $32 million in net deferred tax assets resulted primarily from a decrease in unrealized losses on investment securities available-for-sale recognized in other comprehensive income. Deferred tax assets were evaluated for realization and it was determined that no valuation allowance was needed at both March 31, 2014 and December 31, 2013. This conclusion was based on available evidence of loss carryback capacity, projected future reversals of existing taxable temporary differences and assumptions made regarding future events.
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
NOTE 12 - CONTINGENT LIABILITIES
Legal Proceedings
Comerica Bank, a wholly owned subsidiary of the Corporation, was named a third-party defendant in Butte Local Development v. Masters Group v. Comerica Bank (“the case”), a lender liability case filed on November 16, 2011. The jury trial commenced January 6, 2014, in the Montana Second District Judicial Court for Silver Bow County in Butte, Montana ("the court"). The claims underlying the case against the Bank grew out of an initial, two-year $9 million revolving line of credit loan extended by the Bank to Masters in July 2006. The loan was subsequently increased to $10.5 million and expired by its terms in July 2008 and was later paid in full through collection actions initiated by the Bank in December 2008, following a default by Masters. Masters alleged that the Bank wrongfully collected the loan, causing Masters to cease operations, and claimed that as a result, they failed to repay a $200,000 loan that they owed to Butte Local Development (“BLD”). Masters did not dispute that it was required to repay the $10.5 million loan, but contended the Bank should have continued to give it more time.
Starting in July 2013, the Bank attempted to settle the case by offering to pay the debt owed by Masters to BLD. The Bank anticipated that such a settlement would improve the Bank's chances of defending the case in Federal court, the court in which Masters would have been required to sue the Bank, absent BLD’s claim. Those discussions and consideration of the settlement offer continued for several months. Accordingly, on September 30, 2013, the Corporation believed that a nominal loss was probable and recorded legal reserves for the settlement offer made to BLD.
On January 17, 2014, a jury awarded Masters $52 million for its claims against the Bank. The jury also awarded BLD $275,000 for its claims against Masters. Following the jury’s decision on the case, the Corporation increased its reserve for litigation-related expense, effective as of December 31, 2013, to $52 million.
On January 23, 2014, Masters filed motions for additional claims against the Corporation related to the case seeking court costs, pre-judgment interest, punitive damages above the statutory maximum permitted by the State of Montana and attorneys' fees. In March 2014, the court declined to increase the punitive damage award against the Bank above the amount awarded by the jury and declined the request by Masters for a percentage of the jury award in attorney's fees and instead allowed fees based on

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

hourly rates. The Corporation stipulated to $2 million of attorney's fees and costs but reserved the right to appeal Masters' entitlement to such fees and costs. The Corporation accordingly increased its reserve related to the case to $54 million.
Masters filed a notice of their intent to appeal certain aspects of the court's ruling. The Corporation believes that it has meritorious defenses for this litigation and has appealed the jury's decision and certain rulings on the case, including the award for attorneys' fees, to the Montana Supreme Court, the sole appellate court for the state of Montana.
The Corporation and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. The Corporation believes it has meritorious defenses to the claims asserted against it in its other currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders. Settlement may result from the Corporation's determination that it may be more prudent financially to settle, rather than litigate, and should not be regarded as an admission of liability. On at least a quarterly basis, the Corporation assesses its potential liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred either as a result of a settlement or judgment, and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial condition, consolidated results of operations or consolidated cash flows. Legal fees of $5 million and $8 million were included in "other noninterest expenses" on the consolidated statements of income for the three months ended March 31, 2014 and 2013, respectively.
For matters where a loss is not probable, the Corporation has not established legal reserves. The Corporation believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for all legal proceedings in which it is involved is from zero to approximately $85 million at March 31, 2014. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Corporation is involved, taking into account the Corporation’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Corporation does not believe that an estimate can currently be made. The Corporation’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in certain proceedings of multiple defendants (including the Corporation) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
In the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation's consolidated financial condition, consolidated results of operations or consolidated cash flows.
For information regarding income tax contingencies, refer to Note 11.
NOTE 13 - BUSINESS SEGMENT INFORMATION
The Corporation has strategically aligned its operations into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based on the type of customer and the related products and services provided. In addition to the three major business segments, the Finance Division is also reported as a segment. Business segment results are produced by the Corporation’s internal management accounting system. This system measures financial results based on the internal business unit structure of the Corporation. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. The management accounting system assigns balance sheet and income statement items to each business segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines. For comparability purposes, amounts in all periods are based on business segments and methodologies in effect at March 31, 2014.
The following discussion provides information about the activities of each business segment. A discussion of the financial results and the factors impacting performance can be found in the section entitled "Business Segments" in the financial review.

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

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
For further information on the methodologies which form the basis for these results refer to Note 22 to the consolidated financial statements in the Corporation's 2013 Annual Report.
Business segment financial results are as follows:

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended March 31, 2014
Earnings summary:
Net interest income (expense) (FTE)	$371	$146	$46	$(158)	$6	$411
Provision for credit losses	16	2	(8)	—	(1)	9
Noninterest income	87	41	64	14	2	208
Noninterest expenses	146	171	78	3	8	406
Provision (benefit) for income taxes (FTE)	98	5	14	(55)	3	65
Net income (loss)	$198	$9	$26	$(92)	$(2)	$139
Net credit-related charge-offs (recoveries)	$11	$4	$(3)	$—	$—	$12

Selected average balances:
Assets	$35,896	$6,052	$4,939	$11,129	$6,692	$64,708
Loans	34,927	5,381	4,767	—	—	45,075
Deposits	27,023	21,361	3,816	353	217	52,770

Statistical data:
Return on average assets (a)	2.20%	0.16%	2.15%	N/M	N/M	0.86%
Efficiency ratio (b)	31.96	91.44	71.31	N/M	N/M	65.79

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Business Bank	Retail Bank	Wealth Management	Finance	Other	Total
Three Months Ended March 31, 2013
Earnings summary:
Net interest income (expense) (FTE)	$375	$155	$46	$(167)	$7	$416
Provision for credit losses	20	6	(6)	—	(4)	16
Noninterest income	90	41	65	14	3	213
Noninterest expenses	146	175	79	3	13	416
Provision (benefit) for income taxes (FTE)	101	5	13	(58)	2	63
Net income (loss)	$198	$10	$25	$(98)	$(1)	$134
Net credit-related charge-offs	$16	$8	$—	$—	$—	$24

Selected average balances:
Assets	$35,780	$5,973	$4,738	$11,747	$5,213	$63,451
Loans	34,753	5,276	4,588	—	—	44,617
Deposits	25,514	21,049	3,682	275	172	50,692

Statistical data:
Return on average assets (a)	2.21%	0.18%	2.12%	N/M	N/M	0.84%
Efficiency ratio (b)	31.38	89.37	71.09	N/M	N/M	66.15

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful
The Corporation operates in three primary markets - Texas, California, and Michigan, as well as in Arizona and Florida, with select businesses operating in several other states, and in Canada and Mexico. The Corporation produces market segment results for the Corporation’s three primary geographic markets as well as Other Markets. Other Markets includes Florida, Arizona, the International Finance division and businesses with a national perspective. The Finance & Other category includes the Finance segment and the Other category as previously described. Market segment results are provided as supplemental information to the business segment results and may not meet all operating segment criteria as set forth in GAAP. For comparability purposes, amounts in all periods are based on market segments and methodologies in effect at March 31, 2014.
A discussion of the financial results and the factors impacting performance can be found in the section entitled "Market Segments" in the financial review.
Market segment financial results are as follows:

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended March 31, 2014
Earnings summary:
Net interest income (expense) (FTE)	$183	$172	$136	$72	$(152)	$411
Provision for credit losses	3	11	6	(10)	(1)	9
Noninterest income	87	34	31	40	16	208
Noninterest expenses	161	96	90	48	11	406
Provision (benefit) for income taxes (FTE)	38	36	25	18	(52)	65
Net income (loss)	$68	$63	$46	$56	$(94)	$139
Net credit-related charge-offs (recoveries)	$—	$10	$6	$(4)	$—	$12

Selected average balances:
Assets	$13,819	$15,133	$11,070	$6,865	$17,821	$64,708
Loans	13,473	14,824	10,364	6,414	—	45,075
Deposits	20,642	14,782	10,875	5,901	570	52,770

Statistical data:
Return on average assets (a)	1.26%	1.59%	1.50%	3.28%	N/M	0.86%
Efficiency ratio (b)	59.71	46.72	53.83	43.39	N/M	65.79

Notes to Consolidated Financial Statements (unaudited)
Comerica Incorporated and Subsidiaries

(dollar amounts in millions)	Michigan	California	Texas	Other Markets	Finance & Other	Total
Three Months Ended March 31, 2013
Earnings summary:
Net interest income (expense) (FTE)	$190	$171	$134	$81	$(160)	$416
Provision for credit losses	(7)	21	8	(2)	(4)	16
Noninterest income	92	35	31	38	17	213
Noninterest expenses	168	97	91	44	16	416
Provision (benefit) for income taxes (FTE)	43	32	23	21	(56)	63
Net income (loss)	$78	$56	$43	$56	$(99)	$134
Net credit-related charge-offs	$5	$10	$6	$3	$—	$24

Selected average balances:
Assets	$14,042	$13,795	$10,795	$7,859	$16,960	$63,451
Loans	13,650	13,542	10,071	7,354	—	44,617
Deposits	20,254	14,356	9,959	5,676	447	50,692

Statistical data:
Return on average assets (a)	1.47%	1.45%	1.54%	2.86%	N/M	0.84%
Efficiency ratio (b)	59.53	47.04	54.99	37.41	N/M	66.15

(a)	Return on average assets is calculated based on the greater of average assets or average liabilities and attributed equity.
(b)    Noninterest expenses as a percentage of the sum of net interest income (FTE) and noninterest income excluding net securities gains.
FTE – Fully Taxable Equivalent
N/M – not meaningful

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make other written and oral communications from time to time that contain such statements. All statements regarding the Corporation's expected financial position, strategies and growth prospects and general economic conditions expected to exist in the future are forward-looking statements. The words, "anticipates," "believes," "contemplates," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "opportunity," "initiative," "outcome," "continue," "remain," "maintain," "on course," "trend," "objective," "looks forward" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to the Corporation or its management, are intended to identify forward-looking statements. These forward-looking statements are predicated on the beliefs and assumptions of the Corporation's management based on information known to the Corporation's management as of the date of this report and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of the Corporation's management for future or past operations, products or services, and forecasts of the Corporation's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, estimates of credit trends and global stability. Such statements reflect the view of the Corporation's management as of this date with respect to future events and are subject to risks and uncertainties. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Corporation's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in general economic, political or industry conditions; changes in monetary and fiscal policies, including changes in interest rates; volatility and disruptions in global capital and credit markets; changes in the Corporation's credit rating; the interdependence of financial service companies; changes in regulation or oversight; unfavorable developments concerning credit quality; the effects of more stringent capital or liquidity requirements; declines or other changes in the businesses or industries of the Corporation's customers; operational difficulties, failure of technology infrastructure or information security incidents; the implementation of the Corporation's strategies and business initiatives; the Corporation's ability to utilize technology to efficiently and effectively develop, market and deliver new products and services; changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing; competitive product and pricing pressures among financial institutions within the Corporation's markets; changes in customer behavior; any future strategic acquisitions or divestitures; management's ability to maintain and expand customer relationships; management's ability to retain key officers and employees; the impact of legal and regulatory proceedings or determinations; the effectiveness of methods of reducing risk exposures; the effects of terrorist activities and other hostilities; the effects of catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires and floods; changes in accounting standards and the critical nature of the Corporation's accounting policies. The Corporation cautions that the foregoing list of factors is not exclusive. For discussion of factors that may cause actual results to differ from expectations, please refer to our filings with the Securities and Exchange Commission. In particular, please refer to “Item 1A. Risk Factors” beginning on page 12 of Comerica's Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements speak only as of the date they are made. The Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this report or in any documents, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS
Net income for the three months ended March 31, 2014 was $139 million, an increase of $5 million from $134 million reported for the three months ended March 31, 2013. This increase was primarily the result of decreases of $10 million in noninterest expenses and $7 million in the provision for credit losses, partially offset by decreases of $6 million in net interest income and $5 million in noninterest income. Net income per diluted common share was $0.73 for the three months ended March 31, 2014, compared to $0.70 for the same period one year ago. Average diluted common shares were 187 million for both the three-month periods ended March 31, 2014 and 2013.
Full-Year 2014 Outlook Compared to Full-Year 2013
Management expectations for full-year 2014 compared to 2013, assuming a continuation of the current economic and low rate environment, are as follows:

•
Average loan growth consistent with 3 percent growth achieved in 2013, reflecting stabilization in Mortgage Banker Finance near average fourth quarter 2013 level and continued focus on pricing and structure discipline.

•
Net interest income modestly lower, reflecting a decline in purchase accounting accretion, to $20 million to $30 million, and the effect of continued pressure from the low rate environment, partially offset by loan growth.

•	Provision for credit losses and net charge-offs stable. Increases to the allowance for credit losses due to loan growth offset by continued strong credit quality.

•	Noninterest income modestly lower, reflecting stable customer-driven fee income and lower noncustomer-driven income. Growth in fiduciary income and card fees offset by lower capital market activity.

•	Noninterest expenses lower, reflecting lower litigation-related expenses and a more than 50 percent decrease in pension expense, to $35 million to $40 million.

•
Income tax expense to approximate 32 percent of pre-tax income, reflecting the change in accounting for affordable housing projects that qualify for the low-income housing tax credit described below. The impact of the increase in the effective tax rate is fully offset by a related increase in noninterest income, resulting in no impact to net income.

The Corporation early adopted an amendment to U.S. generally accepted accounting principles in the first quarter 2014 related to the accounting for affordable housing projects that qualify for the low-income housing tax credit. Amortization of the initial investment cost of qualifying projects is now recorded in the provision for income taxes together with the tax credits and benefits received. Previously, the amortization was recorded as a reduction to other noninterest income. All prior period amounts in this financial review have been restated to reflect the adoption of the amendment, which resulted in offsetting increases to other noninterest income and the provision for income taxes of $13 million for the three months ended March 31, 2013 ($56 million for full-year 2013). The adoption had no impact on net income for any period presented.
Net Interest Income
Net interest income was $410 million for the three months ended March 31, 2014, a decrease of $6 million compared to $416 million for the three months ended March 31, 2013. The decrease in net interest income resulted primarily from a decrease in yields on earning assets, partially offset by a the benefit provided by a decrease in funding costs and an increase in average earning assets. Average earning assets increased $1.3 billion, or 2 percent, to $59.9 billion for the three months ended March 31, 2014, compared to $58.6 billion for the same period in 2013. The increase in average earning assets primarily reflected increases of $1.6 billion in average interest-bearing deposits with banks and $458 million in average loans, partially offset by a decrease of $739 million in average investment securities available-for-sale. The net interest margin (FTE) for the three months ended March 31, 2014 decreased 11 basis points to 2.77 percent, from 2.88 percent for the comparable period in 2013, primarily from decreased yields on loans and the impact of an increase in excess liquidity, partially offset by lower deposit rates and improved yields on mortgage-backed investment securities. The decrease in loan yields was primarily the result of the impact of a lower rate environment, repayments on higher-yielding loans, positive credit quality migration throughout the portfolio and shifts in the average loan portfolio mix. Yields on mortgage-backed investment securities increased primarily due to decreased premium amortization resulting from slower prepayment speeds, largely reflecting the cumulative impact of a retrospective adjustment made in the three months ended March 31, 2014. Excess liquidity reduced the net interest margin by approximately 24 basis points and 17 basis points in the three months ended March 31, 2014 and 2013, respectively. Excess liquidity was represented by $5.3 billion and $3.7 billion of average balances deposited with the Federal Reserve Bank (FRB) in the three months ended March 31, 2014 and 2013, respectively, included in “interest-bearing deposits with banks” on the consolidated balance sheets. The "Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent" table above provides an analysis of net interest income (FTE) for the three months ended March 31, 2014 and 2013 and details the components of the change in net interest income on a FTE basis for the three months ended March 31, 2014 compared to the same period in the prior year.
For further discussion of the effects of market rates on net interest income, refer to the "Market and Liquidity Risk" section of this financial review.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE)

	Three Months Ended
	March 31, 2014			March 31, 2013
(dollar amounts in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Commercial loans	$28,362	$221	3.17%	$28,056	$229	3.31%
Real estate construction loans	1,827	15	3.40	1,314	13	4.15
Commercial mortgage loans	8,770	86	3.97	9,398	95	4.08
Lease financing	848	9	4.07	857	7	3.23
International loans	1,301	12	3.68	1,282	11	3.62
Residential mortgage loans	1,724	17	3.86	1,556	17	4.39
Consumer loans	2,243	17	3.16	2,154	18	3.36
Total loans (a)	45,075	377	3.39	44,617	390	3.54

Mortgage-backed securities available-for-sale	8,911	55	2.42	9,635	53	2.25
Other investment securities available-for-sale	371	—	0.43	386	—	0.50
Total investment securities available-for-sale	9,282	55	2.34	10,021	53	2.17

Interest-bearing deposits with banks (b)	5,448	4	0.26	3,852	2	0.27
Other short-term investments	111	—	0.66	117	1	2.30
Total earning assets	59,916	436	2.94	58,607	446	3.09

Cash and due from banks	913			979
Allowance for loan losses	(603)			(633)
Accrued income and other assets	4,482			4,498
Total assets	$64,708			$63,451

Money market and interest-bearing checking deposits	$22,261	6	0.11	$21,294	7	0.14
Savings deposits	1,700	—	0.03	1,623	—	0.03
Customer certificates of deposit	5,109	5	0.36	5,744	7	0.47
Foreign office time deposits	464	—	0.42	525	1	0.55
Total interest-bearing deposits	29,534	11	0.15	29,186	15	0.21
Short-term borrowings	185	—	0.03	123	—	0.11
Medium- and long-term debt	3,545	14	1.53	4,707	15	1.32
Total interest-bearing sources	33,264	25	0.30	34,016	30	0.36

Noninterest-bearing deposits	23,236			21,506
Accrued expenses and other liabilities	979			973
Total shareholders’ equity	7,229			6,956
Total liabilities and shareholders’ equity	$64,708			$63,451

Net interest income/rate spread (FTE)		$411	2.64		$416	2.73

FTE adjustment		$1			$—

Impact of net noninterest-bearing sources of funds			0.13			0.15
Net interest margin (as a percentage of average earning assets) (FTE) (a) (b)			2.77%			2.88%

(a)
Accretion of the purchase discount on the acquired loan portfolio of $12 million and $11 million increased the net interest margin by 8 basis points for both the three-month periods ended March 31, 2014 and 2013.

(b)
Excess liquidity, represented by average balances deposited with the Federal Reserve Bank, reduced the net interest margin by 24 basis points and 17 basis points in the three months ended March 31, 2014 and 2013, respectively.

Quarterly Analysis of Net Interest Income & Rate/Volume - Fully Taxable Equivalent (FTE) (continued)

	Three Months Ended
	March 31, 2014/March 31, 2013
(in millions)	Increase (Decrease) Due to Rate	Increase (Decrease) Due to Volume (a)	Net Increase (Decrease)
Interest Income (FTE):
Loans	$(16)	$3	$(13)
Investment securities available-for-sale	5	(3)	2
Interest-bearing deposits with banks	—	2	2
Other short-term investments	(1)	—	(1)
Total interest income (FTE)	(12)	2	(10)

Interest Expense:
Interest-bearing deposits	(3)	(1)	(4)
Medium- and long-term debt	3	(4)	(1)
Total interest expense	—	(5)	(5)
Net interest income (FTE)	$(12)	$7	$(5)

(a)	Rate/volume variances are allocated to variances due to volume.
Provision for Credit Losses
The provision for credit losses was $9 million for the three months ended March 31, 2014, compared to $16 million for the same period in 2013. The provision for credit losses includes both the provision for loan losses and the provision for credit losses on lending-related commitments.
The provision for loan losses is recorded to maintain the allowance for loan losses at the level deemed appropriate by the Corporation to cover probable credit losses inherent in the portfolio. For a discussion of the allowance for loan losses and the methodology used in the determination of the allowance for loan losses, refer to the "Credit Risk" and "Critical Accounting Policies" sections of this financial review. The provision for loan losses was $8 million for the three months ended March 31, 2014, compared to $12 million for the three months ended March 31, 2013. Credit quality in the loan portfolio continued to improve in the three months ended March 31, 2014, compared to the same period in the prior year. Improvements in credit quality included a decline of $755 million in the Corporation's criticized loan list from March 31, 2013 to March 31, 2014. Reflected in the decline in criticized loans was a decrease in nonaccrual loans of $177 million. The Corporation's criticized loan list is consistent with loans in the Special Mention, Substandard and Doubtful categories defined by regulatory authorities.
Net loan charge-offs in the three months ended March 31, 2014 decreased $12 million to $12 million, or 0.10 percent of average total loans, compared to $24 million, or 0.21 percent, for the three months ended March 31, 2013. The $12 million decrease in net loan charge-offs in the three months ended March 31, 2014, compared to the same period in 2013, reflected decreases in most business lines, with the largest decreases in general Middle Market and Small Business, partially offset by increases in Technology and Life Sciences and Commercial Real Estate.
The provision for credit losses on lending-related commitments is recorded to maintain the allowance for credit losses on lending-related commitments at the level deemed appropriate by the Corporation to cover probable credit losses inherent in lending-related commitments. The provision for credit losses on lending-related commitments was $1 million in the three months ended March 31, 2014, compared to $4 million in the three months ended March 31, 2013. The $3 million decrease reflected a $4 million decrease in the provision for unfunded commitments, partially offset by a $1 million increase in the provision for letters of credit. Lending-related commitment charge-offs were insignificant for the three months ended March 31, 2014 and 2013.
An analysis of the allowance for credit losses and nonperforming assets is presented under the "Credit Risk" subheading in the "Risk Management" section of this financial review.

Noninterest Income

	Three Months Ended March 31,
(in millions)	2014	2013
Customer-driven income:
Service charges on deposit accounts	$54	$55
Fiduciary income	44	43
Commercial lending fees	20	21
Card fees	19	17
Letter of credit fees	14	16
Foreign exchange income	9	9
Brokerage fees	5	5
Other customer-driven income (a)	19	20
Total customer-driven noninterest income	184	186
Noncustomer-driven income:
Bank-owned life insurance	9	9
Net securities gains (losses)	1	—
Other noncustomer-driven income (a)	14	18
Total noninterest income	$208	$213

(a)	The table below provides further details on certain categories included in other noninterest income.
Noninterest income was $208 million for the three months ended March 31, 2014, a decrease of $5 million compared to $213 million for the same period in 2013. The decrease primarily reflected a $4 million decrease in securities trading income, as shown in the following table, which illustrates certain categories included in "other noninterest income" on the consolidated statements of comprehensive income.

	Three Months Ended March 31,
(in millions)	2014	2013
Other noninterest income:
Other customer-driven income:
Investment banking fees	$4	$5
All other customer-driven income	15	15
Total other customer-driven income	19	20
Other noncustomer-driven income:
Securities trading income	1	5
Deferred compensation asset returns (a)	2	3
All other noncustomer-driven income	11	10
Total other noncustomer-driven income	14	18
Total other noninterest income	$33	$38

(a)
Compensation deferred by the Corporation's officers is invested based on investment selections of the officers. Income earned on these assets is reported in noninterest income and the offsetting increase in liability is reported in salaries expense.

Noninterest Expenses

	Three Months Ended March 31,
(in millions)	2014	2013
Salaries and benefits expense	$247	$251
Net occupancy expense	40	39
Equipment expense	14	15
Outside processing fee expense	28	28
Software expense	22	22
Litigation-related expense	3	3
FDIC insurance expense	8	9
Advertising expense	6	6
Other noninterest expenses	38	43
Total noninterest expenses	$406	$416
Noninterest expenses were $406 million for the three months ended March 31, 2014, a decrease of $10 million compared to $416 million for the three months ended March 31, 2013. The decrease primarily reflected a $4 million decrease in salaries and benefits expense and small decreases in several other categories of noninterest expense. Salaries and benefits expense decreased primarily due to a decrease in pension expense, partially offset by increases in payroll taxes and share-based compensation expense.

STRATEGIC LINES OF BUSINESS
The Corporation's management accounting system assigns balance sheet and income statement items to each segment using certain methodologies, which are regularly reviewed and refined. These methodologies may be modified as the management accounting system is enhanced and changes occur in the organizational structure and/or product lines.
Business Segments
The Corporation's operations are strategically aligned into three major business segments: the Business Bank, the Retail Bank and Wealth Management. These business segments are differentiated based upon the products and services provided. In addition to the three major business segments, Finance is also reported as a segment. The Other category includes items not directly associated with these business segments or the Finance segment. The performance of the business segments is not comparable with the Corporation's consolidated results and is not necessarily comparable with similar information for any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Note 13 to the consolidated financial statements describes the business activities of each business segment and presents financial results of these business segments for the three months ended March 31, 2014 and 2013.
The following table presents net income (loss) by business segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2014		2013
Business Bank	$198	85%	$198	85%
Retail Bank	9	4	10	4
Wealth Management	26	11	25	11
	233	100%	233	100%
Finance	(92)		(98)
Other (a)	(2)		(1)
Total	$139		$134
(a)    Includes items not directly associated with the three major business segments or the Finance Division.
The Business Bank's net income of $198 million for the three months ended March 31, 2014 was unchanged compared to the three months ended March 31, 2013. Net interest income (FTE) of $371 million decreased $4 million in the three months ended March 31, 2014, primarily due to lower loan yields, partially offset by an increase in accretion of the purchase discount on the acquired loan portfolio, the benefit provided by an increase of $174 million in average loans and a decrease in net funds transfer pricing (FTP) charges. Average deposits increased $1.5 billion. The provision for credit losses decreased $4 million to $16 million for the three months ended March 31, 2014, compared to the same period in the prior year, primarily due to improved credit quality. Net credit-related charge-offs of $11 million decreased $5 million in the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily reflecting a decrease in general Middle Market, partially offset by increases in Technology and Life Sciences and Commercial Real Estate. Noninterest income of $87 million for the three months ended March 31, 2014 decreased $3 million from the comparable period in the prior year, primarily due to small decreases in several noninterest income categories. Noninterest expenses of $146 million for the three months ended March 31, 2014 were unchanged compared to the same period in the prior year, as a decrease in salaries and benefits expense of $3 million and smaller decreases in several other categories of noninterest expenses were offset by an increase in corporate overhead expense of $4 million.
Net income for the Retail Bank of $9 million for the three months ended March 31, 2014 decreased $1 million, compared to $10 million for the three months ended March 31, 2013. Net interest income (FTE) of $146 million decreased $9 million in the three months ended March 31, 2014, primarily due to a decrease in net FTP credits, lower loan yields and a decrease in accretion of the purchase discount on the acquired loan portfolio, partially offset the benefit provided by a $105 million increase in average loans and lower deposit rates. The provision for credit losses of $2 million and net credit-related charge-offs of $4 million for the three months ended March 31, 2014 each decreased $4 million from the comparable period in the prior year, both primarily reflecting a decrease in Small Business. Noninterest income of $41 million for the three months ended March 31, 2014 was unchanged compared to the three months ended March 31, 2013. Noninterest expenses of $171 million for the three months ended March 31, 2014 decreased $4 million from the comparable period in the prior year, primarily due to a decrease in salaries and benefits expense of $2 million and small decreases in several other noninterest expense categories.
Wealth Management's net income of $26 million for the three months ended March 31, 2014 increased $1 million, compared to $25 million for the three months ended March 31, 2013. Net interest income (FTE) of $46 million for the three months ended March 31, 2014 was unchanged compared to the three months ended March 31, 2013. The benefit provided by a $179 million increase in average loans was offset by a decline in loan yields. The provision for credit losses was a benefit of $8 million for the three months ended March 31, 2014, compared to a benefit of $6 million for the three months ended March 31, 2013, primarily due to improvements in credit quality. Net credit-related recoveries were $3 million for the three months ended March 31, 2014, compared to an insignificant amount for the three months ended March 31, 2013. Noninterest income of $64 million decreased $1 million from the comparable period in the prior year, primarily reflecting a $2 million decrease in securities trading income and smaller decreases in several other noninterest income categories, partially offset by a $2 million increase in fiduciary income. Noninterest expenses of $78 million for the three months ended March 31, 2014 decreased $1 million from the three months ended March 31, 2013, primarily due to a $3 million decrease in salaries and benefits expense, partially offset by small increases in several other noninterest expense categories.
The net loss in the Finance segment was $92 million for the three months ended March 31, 2014, compared to a net loss of $98 million for the three months ended March 31, 2013. Net interest expense (FTE) of $158 million for the three months ended March 31, 2014 decreased $9 million, compared to the three months ended March 31, 2013, primarily reflecting a decrease in net FTP expense as a result of lower net rates paid to the business segments under the Corporation's internal FTP methodology as well as an increase in interest earned on the Corporation's mortgage-backed investment securities.
Market Segments
Market segment results are provided for the Corporation's three largest geographic markets: Michigan, California and Texas. In addition to the three largest geographic markets, Other Markets is also reported as a market segment. The Finance & Other category includes the Finance segment and the Other category as previously described in the "Business Segments" section of this financial review. Note 13 to these consolidated financial statements presents a description of each of these market segments as well as the financial results for the three months ended March 31, 2014 and 2013.
The following table presents net income (loss) by market segment.

	Three Months Ended March 31,
(dollar amounts in millions)	2014		2013
Michigan	$68	29%	$78	34%
California	63	27	56	24
Texas	46	20	43	18
Other Markets	56	24	56	24
	233	100%	233	100%
Finance & Other (a)	(94)		(99)
Total	$139		$134
(a)    Includes items not directly associated with the market segments.
The Michigan market's net income of $68 million for the three months ended March 31, 2014 decreased $10 million, compared to $78 million for the three months ended March 31, 2013. Net interest income (FTE) of $183 million for the three months ended March 31, 2014 decreased $7 million from the comparable period in the prior year, primarily due to lower loan yields, the impact of a $177 million decrease in average loans and a decrease in net FTP credits, partially offset by lower deposit rates. Average deposits increased $388 million. The provision for credit losses was $3 million for the three months ended March 31, 2014, an increase of $10 million compared to the same period in the prior year, primarily reflecting an increase in Commercial Real Estate. Net credit-related charge-offs were insignificant for the three months ended March 31, 2014, compared to $5 million for the comparable period in the prior year, primarily reflecting decreases in general Middle Market and Small Business, partially offset by an increase in Commercial Real Estate. Noninterest income of $87 million for the three months ended March 31, 2014 decreased $5 million from the comparable period in 2013, primarily reflecting small decreases in several noninterest income categories. Noninterest expenses of $161 million for the three months ended March 31, 2014 decreased $7 million from the comparable period in the prior year, primarily reflecting a decrease of $4 million in salaries and benefits expense and small decreases in several noninterest expense categories.
The California market's net income of $63 million increased $7 million in the three months ended March 31, 2014, compared to $56 million for the three months ended March 31, 2013. Net interest income (FTE) of $172 million for the three months ended March 31, 2014 increased $1 million from the comparable period in the prior year, primarily due to the benefit provided by a $1.3 billion increase in average loans and lower deposit rates, partially offset by lower loan yields. The provision for credit losses of $11 million in the three months ended March 31, 2014 decreased $10 million from the comparable period in the prior year, primarily reflecting a decrease in Technology and Life Sciences. Net credit-related charge-offs of $10 million in the three months ended March 31, 2014 were unchanged compared to the three months ended March 31, 2013. Noninterest income of $34 million and noninterest expenses of $96 million for the three months ended March 31, 2014 each decreased $1 million from the comparable period in prior year, reflecting small decreases in several categories.

The Texas market's net income increased $3 million to $46 million for the three months ended March 31, 2014, compared to $43 million for the three months ended March 31, 2013. Net interest income (FTE) of $136 million for the three months ended March 31, 2014 increased $2 million from the comparable period in the prior year, primarily due to the benefit provided by a $293 million increase in average loans, a decrease in net FTP charges and lower deposit rates, partially offset by lower loan yields. Average deposits increased $916 million. The provision for credit losses of $6 million for the three months ended March 31, 2014 decreased $2 million from the comparable period in the prior year, primarily reflecting a decrease in Energy, partially offset by an increase in Commercial Real Estate. Net credit-related charge-offs of $6 million for the three months ended March 31, 2014 were unchanged from the comparable period in the prior year. Noninterest income of $31 million for the three months ended March 31, 2014 was unchanged and noninterest expenses of $90 million for the three months ended March 31, 2014 decreased $1 million from the three months ended March 31, 2013, primarily reflecting small decreases in several noninterest expense categories.
Net income in Other Markets of $56 million for the three months ended March 31, 2014 was unchanged from the three months ended March 31, 2013. Net interest income (FTE) of $72 million for the three months ended March 31, 2014 decreased $9 million from the comparable period in the prior year, primarily due to a decrease in average loans of $940 million and lower loan yields. The provision for credit losses decreased $8 million in the three months ended March 31, 2014, compared to the same period in the prior year, primarily reflecting improvements in credit quality and lower loan balances. Net credit-related recoveries were $4 million for the three months ended March 31, 2014 compared to net charge-offs of $3 million for the comparable period in the prior year, primarily reflecting decreases in Environmental Services, Commercial Real Estate and general Middle Market. Noninterest income of $40 million for the three months ended March 31, 2014 increased $2 million from the comparable period in the prior year, reflecting small increases in several noninterest income categories. Noninterest expenses of $48 million for the three months ended March 31, 2014 increased $4 million compared to the same period in the prior year due to small increases in several noninterest expense categories.
The net loss for the Finance & Other category of $94 million in the three months ended March 31, 2014 decreased $5 million compared to the three months ended March 31, 2013. For further information, refer to the Finance segment and Other category discussions under the "Business Segments" subheading above.
The following table lists the Corporation's banking centers by geographic market segment.

	March 31,
	2014	2013
Michigan	214	216
Texas	136	137
California	105	105
Other Markets:
Arizona	18	18
Florida	9	10
Canada	1	1
Total	483	487

FINANCIAL CONDITION
Total assets were $65.7 billion at March 31, 2014, an increase of $457 million from $65.2 billion at December 31, 2013, primarily reflecting increases of $1.0 billion in total loans, $180 million in investment securities available-for-sale and $103 million in accrued income and other assets, partially offset by an $877 million decrease in interest-bearing deposits with banks. On an average basis, total assets increased $103 million to $64.7 billion in the first quarter 2014, compared to $64.6 billion in the fourth quarter 2013, resulting primarily from an increase of $1.0 billion in average loans, largely offset by a decrease of $952 million in average interest-bearing deposits with banks.
The following tables provide information about the change in the Corporation's average loan portfolio in the first quarter 2014, compared to the fourth quarter 2013.

	Three Months Ended			Percent Change
(dollar amounts in millions)	March 31, 2014	December 31, 2013	Change
Average Loans:
Commercial loans by business line:
General Middle Market	$10,238	$9,954	$284	3%
National Dealer Services	3,861	3,777	84	2
Energy	2,949	2,725	224	8
Technology and Life Sciences	2,190	1,988	202	10
Environmental Services	821	791	30	4
Entertainment	500	617	(117)	(19)
Total Middle Market	20,559	19,852	707	4
Corporate Banking	3,277	3,130	147	5
Mortgage Banker Finance	886	1,109	(223)	(20)
Commercial Real Estate	736	760	(24)	(3)
Total Business Bank commercial loans	25,458	24,851	607	2
Total Retail Bank commercial loans	1,482	1,431	51	4
Total Wealth Management commercial loans	1,422	1,401	21	2
Total commercial loans	28,362	27,683	679	2
Real estate construction loans	1,827	1,652	175	11
Commercial mortgage loans	8,770	8,714	56	1
Lease financing	848	838	10	1
International loans	1,301	1,303	(2)	—
Residential mortgage loans	1,724	1,679	45	3
Consumer loans	2,243	2,185	58	3
Total loans	$45,075	$44,054	$1,021	2%
Average Loans By Geographic Market:
Michigan	$13,473	$13,323	$150	1%
California	14,824	14,431	393	3
Texas	10,364	9,766	598	6
Other Markets	6,414	6,534	(120)	(2)
Total loans	$45,075	$44,054	$1,021	2%
Average loans for the three months ended March 31, 2014 increased $1.0 billion, compared to the three months ended December 31, 2013, led by increases of $679 million, or 2 percent in average commercial loans and $231 million, or 2 percent in average combined commercial mortgage and real estate construction loans. The $679 million increase in average commercial loans primarily reflected an increase in Middle Market ($707 million), partially offset by a decrease in Mortgage Banker Finance ($223 million). The decline in Mortgage Banker Finance, which provides mortgage warehousing lines, primarily reflected a decline in residential mortgage activity. The increase in Middle Market primarily reflected increases in general Middle Market ($284 million), Energy ($224 million) and Technology and Life Sciences ($202 million), partially offset by a decrease in Entertainment ($117 million). In general, Middle Market serves customers with annual revenue between $20 million and $500 million; while Corporate serves customers with revenue over $500 million. Changes in average total loans by geographic market is provided in the table above.
Investment securities available-for-sale increased $180 million to $9.5 billion at March 31, 2014, from $9.3 billion at December 31, 2013, primarily reflecting an increase in the pace of purchases replacing paydowns on residential mortgage-backed investment securities in the first quarter of 2014 as well as a $93 million decrease in net unrealized losses, to a net unrealized loss of $14 million at March 31, 2014, compared to a net unrealized loss of $107 million at December 31, 2013. On an average basis, investment securities available-for-sale decreased $83 million in the first quarter 2014, compared to the fourth quarter 2013. Average unrealized losses increased $32 million in the first quarter 2014, compared to the fourth quarter 2013.
Total liabilities increased $324 million to $58.4 billion at March 31, 2014, compared to $58.1 billion at December 31, 2013, primarily due to an increase of $378 million in interest-bearing deposits. On an average basis, total liabilities decreased $116 million in the first quarter 2014, compared to the fourth quarter 2013, primarily due to decreases of $296 million in noninterest-bearing deposits and $94 million in short-term borrowings, partially offset by an increase of $297 million in interest-bearing deposits. The decrease in average noninterest-bearing deposits primarily reflected decreases in Corporate Banking ($540 million) and Private Banking ($126 million), partially offset by an increase Middle Market ($389 million). The increase in Middle Market was driven by an increase in balances in Technology and Life Sciences ($531 million). The increase in average interest-bearing deposits primarily reflected increases of $231 million in money market and interest-bearing checking deposits, largely the result of an increase in Corporate Banking ($232 million), and $31 million in customer certificates of deposit. By geographic market, average total deposits increased in Texas ($339 million) and Michigan ($141 million) and decreased in California ($437 million) and Other Markets ($87 million).
Capital
Total shareholders' equity increased $133 million to $7.3 billion at March 31, 2014, compared to December 31, 2013. The following table presents a summary of changes in total shareholders' equity in the three months ended March 31, 2014.

(in millions)
Balance at January 1, 2014		$7,150
Net income		139
Cash dividends declared on common stock		(35)
Purchase of common stock		(80)
Other comprehensive income:
Investment securities available-for-sale	$60
Defined benefit and other postretirement plans	6
Total other comprehensive income		66
Issuance of common stock under employee stock plans		29
Share-based compensation		14
Balance at March 31, 2014		$7,283
The Corporation has a process to periodically conduct stress tests to evaluate potential impacts to the Corporation's forecasted financial condition under various economic scenarios. These stress tests are a regular part of the Corporation's overall risk management and capital planning process. The same forecasting process is also used by the Corporation to conduct the stress test that was part of the Federal Reserve's Comprehensive Capital Analysis and Review (CCAR). For additional information about risk management processes, refer to the "Risk Management" section of this financial review.
The Federal Reserve completed its 2014 CCAR review in March 2014 and did not object to Comerica's capital plan and capital distributions contemplated in the plan. Comerica's capital plan provides for up to $236 million in share repurchases for the four-quarter period ending March 31, 2015, as well as the authority to fully redeem $150 million par value of subordinated notes due 2024. The notes are callable at par on or after July 15, 2014 and were recorded at a carrying value of $183 million at March 31, 2014. Due to the lack of certainty about the possible execution and timing of the call, the impact of the call is not reflected in the outlook for 2014. Comerica's capital plan further included a 1-cent increase in the quarterly dividend to $0.20 per common share. The dividend proposal was approved by the Board of Directors on April 22, 2014.
On April 22, 2014, the Board of Directors of the Corporation authorized the repurchase of up to an additional 2.0 million shares of Comerica Incorporated outstanding common stock, in addition to the 5.1 million shares remaining at March 31, 2014 under the Board's prior authorizations for the share repurchase program initially approved in November 2010. Including the April 22, 2014 authorization, a total of 30.3 million shares has been authorized for repurchase under the share repurchase program since its inception in 2010. In November 2010, the Board authorized the purchase of up to all 11.5 million of the Corporation's original outstanding warrants. There is no expiration date for the Corporation's share repurchase program.

The following table summarizes the Corporation's repurchase activity during the three months ended March 31, 2014.

(shares in thousands)	Total Number of Shares and Warrants Purchased as Part of Publicly Announced Repurchase Plans or Programs	Remaining Repurchase Authorization (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share	Average Price Paid Per Warrant (c)
January 2014	578	17,549	756	$47.12	$—
February 2014	599	16,950	601	46.35	—
March 2014	346	16,604	346	48.89	—
Total first quarter 2014	1,523	16,604	1,703	$47.21	$—

(a)
Maximum number of shares and warrants that may yet be purchased under the publicly announced plans or programs. Does not reflect April 22, 2014 share repurchase authorization for up to an additional 2.0 million shares.

(b)
Includes approximately 180,000 shares purchased pursuant to deferred compensation plans and shares purchased from employees to pay for taxes related to restricted stock vesting under the terms of an employee share-based compensation plan during the three months ended March 31, 2014. These transactions are not considered part of the Corporation's repurchase program.

(c)
The Corporation made no repurchases of warrants under the repurchase program during the three months ended March 31, 2014. Upon exercise of a warrant, the number of shares with a value equal to the aggregate exercise price is withheld from an exercising warrant holder as payment (known as a "net exercise provision"). During the three months ended March 31, 2014, the Corporation withheld the equivalent of approximately 8,000 shares to cover an aggregate of $235,000 in exercise price and issued approximately 5,000 shares to the exercising warrant holders. Shares withheld in connection with the net exercise provision are not included in the total number of shares or warrants purchased in the above table.

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
The Corporation's capital ratios exceeded minimum regulatory requirements as follows:

	March 31, 2014		December 31, 2013
(dollar amounts in millions)	Capital	Ratio	Capital	Ratio
Tier 1 common (a) (b)	$6,961	10.54%	$6,895	10.64%
Tier 1 risk-based (4.00% - minimum) (b)	6,961	10.54	6,895	10.64
Total risk-based (8.00% - minimum) (b)	8,554	12.95	8,491	13.10
Leverage (3.00% - minimum) (b)	6,961	10.85	6,895	10.77
Tangible common equity (a)	6,632	10.20	6,501	10.07

(a)	See Supplemental Financial Data section for reconcilements of non-GAAP financial measures.

(b)	March 31, 2014 capital and ratios are estimated.
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
According to the rule, the Corporation will be subject to the capital conservation buffer of 2.5 percent, when fully phased in, to avoid restrictions on capital distributions and discretionary bonuses. However, the rules do not subject the Corporation to the capital countercyclical buffer of up to 2.5 percent or the supplemental leverage ratio. The Corporation estimates the March 31, 2014 common equity Tier 1 and Tier 1 risk-based ratio would be 10.3 percent if calculated under the final rule, excluding most elements of accumulated other comprehensive income from regulatory capital. The Corporation's March 31, 2014 estimated common equity Tier 1 and Tier 1 capital ratios exceed the minimum required by the final rule (7 percent and 8.5 percent, respectively, including the fully phased-in capital conservation buffer). For a reconcilement of these non-GAAP financial measures, refer to the "Supplemental Financial Data" section of this financial review.
The Corporation expects that U.S. banking regulators will establish an additional capital buffer for banking organizations deemed systemically important to the U.S. financial system (Domestic Systemically Important Banks, or "D-SIB"). If designated as a D-SIB by the U.S. banking regulators, the Corporation would be subject to the additional buffer. While the level and timing of a D-SIB buffer is not currently known, the Corporation expects to exceed all required capital levels within regulatory timelines.
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
RISK MANAGEMENT
The following updated information should be read in conjunction with the "Risk Management" section on pages F-23 through F-40 in the Corporation's 2013 Annual Report.
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
While the overall credit quality of the loan portfolio was strong in the first quarter 2014, economic uncertainty continued to be a consideration when determining the appropriateness of the allowance for loan losses. Events such as the widespread bad weather in the U.S. in the first quarter 2014 and the volatile geopolitical situation in Eastern Europe added uncertainty, while the U.S. economic outlook appeared to be relatively more favorable.
The allowance for loan losses was $594 million at March 31, 2014, compared to $598 million at December 31, 2013, a decrease of $4 million, or 1 percent. The decrease resulted primarily from a reduction in specific reserves and a decrease in retail reserves, partially offset by higher loan balances. Acquired loans were initially recorded at fair value, which included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses was recorded for these loans at acquisition. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount, either on an individually evaluated basis or based on the pool of acquired loans not deemed credit-impaired at acquisition within each risk rating, as applicable. At March 31, 2014, there was $17 million of purchase discount remaining, compared to $21 million of purchase discount remaining at December 31, 2013. No allowance for loan losses was required on acquired loans for either period.
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
The allowance for credit losses on lending-related commitments was $37 million at March 31, 2014 compared to $36 million at December 31, 2013. The $1 million increase in the allowance for credit losses on lending-related commitments resulted primarily from an increase of $4 million in reserves for standby letters of credit, partially offset by a decrease of $3 million in reserves for unused commitments to extend credit.
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
The following table presents a summary of nonperforming assets and past due loans.

(dollar amounts in millions)	March 31, 2014	December 31, 2013
Nonaccrual loans:
Business loans:
Commercial	$54	$81
Real estate construction:
Commercial Real Estate business line (a)	18	20
Other business lines (b)	1	1
Total real estate construction	19	21
Commercial mortgage:
Commercial Real Estate business line (a)	58	51
Other business lines (b)	104	105
Total commercial mortgage	162	156
International	—	4
Total nonaccrual business loans	235	262
Retail loans:
Residential mortgage	48	53
Consumer:
Home equity	32	33
Other consumer	2	2
Total consumer	34	35
Total nonaccrual retail loans	82	88
Total nonaccrual loans	317	350
Reduced-rate loans	21	24
Total nonperforming loans	338	374
Foreclosed property	14	9
Total nonperforming assets	$352	$383
Nonperforming loans as a percentage of total loans	0.73%	0.82%
Nonperforming assets as a percentage of total loans and foreclosed property	0.76	0.84
Allowance for loan losses as a percentage of total nonperforming loans	176	160
Loans past due 90 days or more and still accruing	$10	$16
Loans past due 90 days or more and still accruing as a percentage of total loans	0.02%	0.03%

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
Nonperforming assets decreased $31 million to $352 million at March 31, 2014, from $383 million at December 31, 2013. The decrease in nonperforming assets primarily reflected decreases in nonaccrual commercial loans ($27 million), nonaccrual residential mortgage loans ($5 million) and foreclosed property ($5 million), partially offset by an increase in nonaccrual commercial real estate loans ($7 million). Nonperforming assets as a percentage of total loans and foreclosed property was 0.76 percent at March 31, 2014, compared to 0.84 percent at December 31, 2013.

The following table presents a summary of changes in nonaccrual loans.

	Three Months Ended
(in millions)	March 31, 2014	December 31, 2013
Balance at beginning of period	$350	$437
Loans transferred to nonaccrual (a)	19	23
Nonaccrual business loan gross charge-offs (b)	(27)	(33)
Nonaccrual business loans sold (c)	(3)	(14)
Payments/other (d)	(22)	(63)
Balance at end of period	$317	$350
(a) Based on an analysis of nonaccrual loans with book balances greater than $2 million.
(b) Analysis of gross loan charge-offs:
Nonaccrual business loans	$27	$33
Performing criticized loans	—	3
Retail loans	3	5
Total gross loan charge-offs	$30	$41
(c) Analysis of loans sold:
Nonaccrual business loans	$3	$14
Performing criticized loans	6	22
Total criticized loans sold	$9	$36
(d) Includes net changes related to nonaccrual loans with balances less than $2 million, payments on nonaccrual loans with book balances greater than $2 million, transfers of nonaccrual loans to foreclosed property and retail loan gross charge-offs. Excludes business loan gross charge-offs and nonaccrual business loans sold.

There were 3 borrowers with balances greater than $2 million, totaling $19 million, transferred to nonaccrual status in the first quarter 2014, a decrease of $4 million when compared to $23 million in the fourth quarter 2013. Of the transfers to nonaccrual greater than $2 million in the first quarter 2014, one borrower with a balance of $12 million was from the Commercial Real Estate business line.
The following table presents the composition of nonaccrual loans by balance and the related number of borrowers at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
(dollar amounts in millions)	Number of Borrowers	Balance	Number of Borrowers	Balance
Under $2 million	1,695	$199	1,756	$211
$2 million - $5 million	20	58	23	71
$5 million - $10 million	4	31	3	23
$10 million - $25 million	2	29	3	45
Total	1,721	$317	1,785	$350

The following table presents a summary of nonaccrual loans at March 31, 2014 and loans transferred to nonaccrual and net loan charge-offs for the three months ended March 31, 2014, based primarily on North American Industry Classification System (NAICS) categories.

	March 31, 2014		Three Months Ended March 31, 2014
(dollar amounts in millions)	Nonaccrual Loans		Loans Transferred to Nonaccrual (a)		Net Loan Charge-Offs (Recoveries)
Industry Category
Real Estate	$98	30%	$12	63%	$3	30%
Residential Mortgage	48	15	—	—	—	—
Services	40	13	3	15	—	—
Holding & Other Investment Companies	27	9	4	22	(3)	(30)
Retail Trade	15	5	—	—	3	24
Manufacturing	12	4	—	—	8	74
Contractors	11	3	—	—	—	—
Natural Resources	7	2	—	—	—	—
Wholesale Trade	6	2	—	—	(1)	(9)
Restaurants and Food Service	6	2	—	—	1	7
Health Care and Social Assistance	6	2	—	—	—	—
Other (b)	41	13	—	—	1	4
Total	$317	100%	$19	100%	$12	100%

(a)	Based on an analysis of nonaccrual loans with book balances greater than $2 million.

(b)	Consumer, excluding residential mortgage and certain personal purpose nonaccrual loans and net charge-offs, are included in the “Other” category.
The following table presents a summary of TDRs at March 31, 2014 and December 31, 2013.

(in millions)	March 31, 2014	December 31, 2013
Nonperforming TDRs:
Nonaccrual TDRs	$89	$100
Reduced-rate TDRs	21	24
Total nonperforming TDRs	110	124
Performing TDRs (a)	63	57
Total TDRs	$173	$181

(a)	TDRs that do not include a reduction in the original contractual interest rate which are performing in accordance with their modified terms.
Performing TDRs primarily included $22 million in Small Business Banking, $15 million in Middle Market and $13 million in Commercial Real Estate at March 31, 2014.
Loans past due 90 days or more and still accruing are summarized in the following table.

(in millions)	March 31, 2014	December 31, 2013
Business loans:
Commercial	$3	$4
Commercial mortgage	5	4
International	—	3
Total business loans	8	11
Retail loans:
Home equity	1	—
Other consumer	1	5
Total retail loans	2	5
Total loans past due 90 days or more and still accruing	$10	$16
Loans past due 90 days or more and still accruing interest generally represent loans that are well collateralized and in a continuing process of collection. Loans past due 30-89 days increased $27 million to $154 million at March 31, 2014, compared to $127 million at December 31, 2013.

The following table presents a summary of total criticized loans. Criticized loans with balances of $2 million or more on nonaccrual status or whose terms have been modified in a TDR are individually subjected to quarterly credit quality reviews, and the Corporation may establish specific allowances for such loans.

(dollar amounts in millions)	March 31, 2014	December 31, 2013
Total criticized loans	$2,139	$2,260
As a percentage of total loans	4.6%	5.0%
The following table presents a summary of foreclosed property by property type.

(in millions)	March 31, 2014	December 31, 2013
Construction, land development and other land	$2	$2
Single family residential properties	9	5
Other non-land, nonresidential properties	3	2
Total foreclosed property	$14	$9
At March 31, 2014, foreclosed property totaled $14 million and consisted of approximately 95 properties, compared to $9 million and approximately 89 properties at December 31, 2013. There were no foreclosed properties with carrying values greater than $2 million at March 31, 2014 or December 31, 2013.
The following table presents a summary of changes in foreclosed property.

	Three Months Ended
(in millions)	March 31, 2014	December 31, 2013
Balance at beginning of period	$9	$19
Acquired in foreclosure	7	4
Write-downs	—	(1)
Foreclosed property sold (a)	(2)	(13)
Balance at end of period	$14	$9
(a) Net gain on foreclosed property sold	$1	$2
Commercial and Residential Real Estate Lending
The following table summarizes the Corporation's commercial real estate loan portfolio by loan category.

(in millions)	March 31, 2014	December 31, 2013
Real estate construction loans:
Commercial Real Estate business line (a)	$1,507	$1,447
Other business lines (b)	340	315
Total real estate construction loans	$1,847	$1,762
Commercial mortgage loans:
Commercial Real Estate business line (a)	$1,820	$1,678
Other business lines (b)	6,981	7,109
Total commercial mortgage loans	$8,801	$8,787

(a)	Primarily loans to real estate developers.

(b)	Primarily loans secured by owner-occupied real estate.
The Corporation limits risk inherent in its commercial real estate lending activities by limiting exposure to those borrowers directly involved in the commercial real estate markets and adhering to conservative policies on loan-to-value ratios for such loans. Commercial real estate loans, consisting of real estate construction and commercial mortgage loans, totaled $10.6 billion at March 31, 2014, of which $3.3 billion, or 31 percent, were to borrowers in the Commercial Real Estate business line, which includes loans to real estate developers. The remaining $7.3 billion, or 69 percent, of commercial real estate loans in other business lines consisted primarily of owner-occupied commercial mortgages which bear credit characteristics similar to non-commercial real estate business loans.
The real estate construction loan portfolio totaled $1.8 billion at March 31, 2014. The real estate construction loan portfolio primarily contains loans made to long-time customers with satisfactory completion experience. Of the $1.5 billion of real estate construction loans in the Commercial Real Estate business line, $18 million were on nonaccrual status at March 31, 2014. In other business lines, $1 million of real estate construction loans were on nonaccrual status at March 31, 2014.
The commercial mortgage loan portfolio totaled $8.8 billion at March 31, 2014 and included $1.8 billion in the Commercial Real Estate business line and $7.0 billion in other business lines. Loans in the commercial mortgage portfolio generally mature within three to five years. Of the $1.8 billion of commercial mortgage loans in the Commercial Real Estate business line, $58 million were on nonaccrual status at March 31, 2014. Commercial mortgage loan net charge-offs in the Commercial Real Estate business line were $5 million for the three months ended March 31, 2014. In other business lines, $104 million of commercial mortgage loans were on nonaccrual status at March 31, 2014, and net charge-offs were insignificant for the three months ended March 31, 2014.
The geographic distribution and project type of commercial real estate loans are important factors in diversifying credit risk within the portfolio. The following table reflects real estate construction and commercial mortgage loans to borrowers in the Commercial Real Estate business line by project type and location of property.

	March 31, 2014
	Location of Property							December 31, 2013
(dollar amounts in millions) Project Type:	California	Michigan	Texas	Florida	Other	Total	% of Total	Total	% of Total
Real estate construction loans:
Commercial Real Estate business line:
Residential:
Single family	$126	$10	$26	$—	$9	$171	12%	$155	11%
Land development	60	6	2	—	2	70	5	73	5
Total residential	186	16	28	—	11	241	17	228	16
Other construction:
Multi-family	461	—	399	17	58	935	62	830	57
Office	106	—	24	—	17	147	10	162	11
Retail	19	1	47	—	—	67	4	102	7
Commercial	14	—	37	—	—	51	3	46	3
Multi-use	—	8	6	—	—	14	1	12	1
Land development	2	—	2	—	—	4	—	13	1
Other	—	25	—	—	20	45	3	51	4
Other real estate construction loans (a)	—	—	3	—	—	3	—	3	—
Total	$788	$50	$546	$17	$106	$1,507	100%	$1,447	100%
Commercial mortgage loans:
Commercial Real Estate business line:
Residential:
Land carry	$55	$13	$11	$12	$12	$103	6%	$110	7%
Single family	15	2	3	—	—	20	1	26	1
Total residential	70	15	14	12	12	123	7	136	8
Other commercial mortgage:
Multi-family	272	31	82	62	3	450	24	378	22
Retail	111	101	107	14	34	367	20	337	20
Office	148	33	39	—	33	253	14	235	14
Commercial	120	28	19	1	36	204	11	178	11
Multi-use	112	7	—	—	—	119	7	113	7
Land carry	46	6	10	6	2	70	4	62	4
Other	51	3	15	—	9	78	4	80	5
Other commercial mortgage loans (a)	27	1	41	5	82	156	9	159	9
Total	$957	$225	$327	$100	$211	$1,820	100%	$1,678	100%

(a)	Acquired loans for which complete information related to project type is not available.
The following table summarizes the Corporation's residential mortgage and home equity loan portfolios by geographic market.

	March 31, 2014				December 31, 2013
(dollar amounts in millions)	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total	Residential Mortgage Loans	% of Total	Home Equity Loans	% of Total
Geographic market:
Michigan	$423	24%	$797	52%	$422	25%	$808	53%
California	761	43	458	30	705	41	436	29
Texas	328	19	232	15	340	20	228	15
Other Markets	239	14	46	3	230	14	45	3
Total	$1,751	100%	$1,533	100%	$1,697	100%	$1,517	100%

Residential real estate loans, which consist of traditional residential mortgages and home equity loans and lines of credit, totaled $3.3 billion at March 31, 2014. Residential mortgages totaled $1.8 billion at March 31, 2014, and were primarily larger, variable-rate mortgages originated and retained for certain private banking relationship customers. Of the $1.8 billion of residential mortgage loans outstanding, $48 million were on nonaccrual status at March 31, 2014. The home equity portfolio totaled $1.5 billion at March 31, 2014, of which $1.4 billion was outstanding under primarily variable-rate, interest-only home equity lines of credit and $97 million were closed-end home equity loans. Of the $1.5 billion of home equity loans outstanding, $32 million were on nonaccrual status at March 31, 2014. A majority of the home equity portfolio was secured by junior liens at March 31, 2014. The residential real estate portfolio is principally located within the Corporation's primary geographic markets. Substantially all residential real estate loans past due 90 days or more are placed on nonaccrual status, and substantially all junior lien home equity loans that are current or less than 90 days past due are placed on nonaccrual status if full collection of the senior position is in doubt. Such loans are charged off to current appraised values less costs to sell no later than 180 days past due.
Shared National Credits
SNCs are defined by banking regulators as facilities of more than $20 million shared by three or more federally supervised financial institutions that are selectively reviewed on an annual basis by regulatory authorities at the agent bank level. The Corporation generally seeks to obtain ancillary business at the origination of a SNC relationship. Loans classified as SNC loans totaled $10.1 billion at March 31, 2014 (approximately 865 borrowers), compared to $9.4 billion (approximately 860 borrowers) at December 31, 2013. SNC loans are held to the same credit underwriting and pricing standards as the remainder of the loan portfolio. Comerica Bank (the Bank) was the agent for $1.5 billion of the SNC loans outstanding at both March 31, 2014 and December 31, 2013. Nonaccrual SNC loans decreased $2 million to $9 million at March 31, 2014, compared to $11 million at December 31, 2013. SNC net loan recoveries totaled $2 million for the three months ended March 31, 2014, compared to net charge-offs of $3 million for the three months ended March 31, 2013.
Energy Lending
The Corporation has a portfolio of energy-related loans that are included primarily in "commercial loans" in the consolidated balance sheets. The Corporation has over 30 years of experience in energy lending, with a focus on middle market companies. Loans in the Middle Market - Energy business line were $3.1 billion, or approximately 7 percent of total loans, at March 31, 2014, compared to $2.8 billion, or approximately 6 percent of total loans, at December 31, 2013. Nonaccrual Middle Market - Energy loans totaled $1 million at both March 31, 2014 and December 31, 2013. Middle Market - Energy net loan charge-offs were zero for both the three months ended March 31, 2014 and the three months ended December 31, 2013. Energy loans are diverse in nature, with outstanding balances by customer market segment distributed approximately as follows at March 31, 2014: 74 percent exploration and production (comprised of approximately 56 percent oil, 24 percent mixed and 20 percent natural gas), 11 percent midstream and 15 percent energy services.
State and Local Municipalities
In the normal course of business, the Corporation serves the needs of state and local municipalities in multiple capacities, including traditional banking products such as deposit services, loans and letters of credit, investment banking services such as bond underwriting and private placements, and by investing in municipal securities.
The following table summarizes the Corporation's direct exposure to state and local municipalities as of March 31, 2014 and December 31, 2013.

(in millions)	March 31, 2014	December 31, 2013
Loans outstanding	$23	$39
Lease financing	330	330
Investment securities available-for-sale	23	22
Trading account securities	1	3
Standby letters of credit	96	97
Unused commitments to extend credit	31	20
Total direct exposure to state and local municipalities	$504	$511
Indirect exposure comprised $104 million in auction-rate preferred securities collateralized by municipal securities at March 31, 2014, compared to $109 million at December 31, 2013. Additionally, the Corporation is exposed to Automated Clearing House (ACH) transaction risk for those municipalities utilizing this electronic payment and/or deposit method and similar products in their cash flow management. The Corporation sets limits on ACH activity during the underwriting process.
Extensions of credit to state and local municipalities are subjected to the same underwriting standards as other business loans. At both March 31, 2014 and December 31, 2013, all outstanding municipal loans and leases were performing according to contractual terms, and one municipal lease was included in the Corporation's criticized loan list. Municipal leases are secured by the underlying equipment, and a substantial majority of the leases are fully defeased with AAA-rated U.S. government securities. Substantially all municipal investment securities available-for sale are auction-rate securities. All auction-rate securities are reviewed quarterly for other-than-temporary impairment. All auction-rate municipal securities were rated investment grade, and all auction-rate preferred securities collateralized by municipal securities were rated investment grade and were adequately collateralized at both March 31, 2014 and December 31, 2013. Municipal securities are held in the trading account for resale to customers. In addition, Comerica Securities, a broker-dealer subsidiary of the Bank, underwrites bonds issued by municipalities. All bonds underwritten by Comerica Securities are sold to third party investors.
On July 18, 2013, the city of Detroit filed for Chapter 9 bankruptcy protection in federal court. The Corporation's direct exposure to the city of Detroit is insignificant.
Automotive Lending
Substantially all dealer loans are in the National Dealer Services business line. Loans in the National Dealer Services business line include floor plan financing and other loans to automotive dealerships. Floor plan loans, included in “commercial loans” in the consolidated balance sheets, totaled $3.4 billion at March 31, 2014, a decrease of $67 million compared to December 31, 2013. At March 31, 2014, other loans to automotive dealers in the National Dealer Services business line totaled $2.1 billion, including $1.4 billion of owner-occupied commercial real estate mortgage loans, compared to $2.4 billion of other loans to automotive dealers in the National Dealer Service line, including $1.4 billion of owner-occupied commercial real estate mortgage loans, at December 31, 2013. Automotive lending also includes loans to borrowers involved with automotive production, primarily Tier 1 and Tier 2 suppliers. Loans to borrowers involved with automotive production totaled approximately $1.3 billion at both March 31, 2014 and December 31, 2013.
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
The Corporation does not hold any sovereign exposure to Europe. The Corporation's international strategy as it pertains to Europe is to focus on European companies doing business in North America, with an emphasis on the Corporation's primary geographic markets. The following table summarizes cross-border exposure to entities domiciled in European countries at March 31, 2014 and December 31, 2013.

	Outstanding (a)
(in millions)	Commercial and Industrial	Banks and Other Financial Institutions	Total Outstanding	Unfunded Commitments and Guarantees	Total Exposure
March 31, 2014
United Kingdom	$106	$4	$110	$205	$315
Netherlands	68	—	68	75	143
Germany	10	2	12	42	54
Luxembourg	26	—	26	14	40
Sweden	4	—	4	15	19
Switzerland	3	12	15	1	16
Italy	8	—	8	1	9
Belgium	5	—	5	3	8
France	—	1	1	1	2
Total Europe	$230	$19	$249	$357	$606
December 31, 2013
United Kingdom	$97	$2	$99	$242	$341
Netherlands	61	—	61	89	150
Germany	5	2	7	47	54
Luxembourg	17	—	17	7	24
Sweden	4	—	4	15	19
Switzerland	3	15	18	1	19
Belgium	1	6	7	4	11
Italy	5	—	5	2	7
France	—	1	1	1	2
Spain	2	—	2	—	2
Total Europe	$195	$26	$221	$408	$629

(a)	Includes funded loans, bankers acceptances and net counterparty derivative exposure.

For further discussion of credit risk, see the "Credit Risk" section of pages F-23 through F-35 in the Corporation's 2013 Annual Report.
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
The Corporation's Treasury and Enterprise Risk Departments supports ALCO in measuring, monitoring and managing interest rate, liquidity and coordination of all other market risks. Key activities encompass: (i) providing information and analysis of the Corporation's balance sheet structure and measurement of interest rate, liquidity and all other market risks; (ii) monitoring and reporting of the Corporation's positions relative to established policy limits and guidelines; (iii) developing and presenting analysis and strategies to adjust risk positions; (iv) reviewing and presenting policies and authorizations for approval; (v) monitoring of industry trends and analytical tools to be used in the management of interest rate, liquidity and all other market risks; and (vi) developing and monitoring the interest rate risk economic capital estimate.
Interest Rate Risk
Net interest income is the primary source of revenue for the Corporation. Interest rate risk arises in the normal course of business due to differences in the repricing and cash flow characteristics of assets and liabilities, primarily through the Corporation's core business activities of extending loans and acquiring deposits. The Corporation's balance sheet is predominantly characterized by floating-rate loans funded by a combination of core deposits and wholesale borrowings. Approximately 85 percent of the Corporation's loans were floating at March 31, 2014, of which approximately 75 percent were based on LIBOR and 25 percent were based on Prime. This creates sensitivity to interest rate movements due to the imbalance between the floating-rate loan portfolio and the more slowly repricing deposit products. In addition, growth and/or contraction in the Corporation's loans and deposits may lead to changes in sensitivity to interest rate movements in the absence of mitigating actions. Examples of such actions are purchasing investment securities, primarily fixed-rate, which provide liquidity to the balance sheet and act to mitigate the inherent interest sensitivity, and hedging the sensitivity with interest rate swaps. The Corporation actively manages its exposure to interest rate risk, with the principal objective of optimizing net interest income and the economic value of equity while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
Since no single measurement system satisfies all management objectives, a combination of techniques is used to manage interest rate risk. These techniques examine the impact of interest rate risk on net interest income and the economic value of equity under a variety of alternative scenarios, including changes in the level, slope and shape of the yield curve, utilizing multiple simulation analyses. Simulation analyses produce only estimates of net interest income, as the assumptions used are inherently uncertain. Actual results may differ from simulated results due to many factors, including, but not limited to, the timing, magnitude and frequency of changes in interest rates, market conditions, regulatory impacts and management strategies.
Sensitivity of Net Interest Income to Changes in Interest Rates
The analysis of the impact of changes in interest rates on net interest income under various interest rate scenarios is management's principal risk management technique. Management models a base case net interest income under an unchanged interest rate environment and what is believed to be the most likely balance sheet structure. Existing derivative instruments entered into for risk management purposes are included in the analysis, but no additional hedging is currently forecasted. These derivative instruments currently comprise interest rate swaps that convert fixed-rate long term debt to variable rates. This base case net interest income is then compared against interest rate scenarios in which rates rise or decline in a linear, non-parallel fashion from the base case over 12 months. In the scenarios presented, short-term interest rates increase 200 basis points, resulting in an average increase in short-term interest rates of 100 basis points over the period (+200 scenario). Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of a 25 basis point drop in short-term interest rates, to zero percent.
Each interest rate scenario includes assumptions such as loan growth, investment security prepayment levels, depositor behavior, yield curves, loan and deposit pricing, and overall balance sheet mix and growth. In the + 200 scenario, assumptions related to loan growth and deposit run-off are based on historical experience, resulting in a modest increase in loans and a modest decrease in deposits from the base case. No changes are modeled to investment securities beyond the replacement of prepayments, and expected funding maturities are included. As a result of the modeled balance sheet movement, excess reserves diminish. In addition, the model reflects deposit pricing based on historical price movements with short-term interest rates. Changes in economic activity, whether domestic or international, may result in a balance sheet structure that is different from the changes management included in its simulation analysis and may translate into a materially different interest rate environment than those presented. For example, deposit balances have grown significantly over the past several years, creating uncertainty regarding future deposit balance levels. A decline in deposit balances beyond historical experience would reduce the estimated increase in net interest income in the +200 scenario.
The table below, as of March 31, 2014 and December 31, 2013, displays the estimated impact on net interest income during the next 12 months by relating the base case scenario results to those from the rising and declining rate scenarios described above.

	Estimated Annual Change
	March 31, 2014		December 31, 2013
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$213	13%	$210	13%
-25 basis points (to zero percent)	(29)	(2)	(30)	(2)
Sensitivity increased slightly from December 31, 2013 to March 31, 2014 primarily due to modest changes in forecasted balance sheet mix. The risk to declining interest rates is limited as a result of the inability of the current low level of rates to fall significantly.
The table below, as of March 31, 2014, illustrates the estimated sensitivity of the above results to a change in deposit balance assumptions in the +200 scenario, with all other assumptions held constant. In this analysis, average noninterest-bearing deposit run-off in the 12-month period has been increased by $1 billion and $3 billion from the historical run-off experience included in the standard +200 scenario presented above and assumes the deposit run-off reduces excess reserves. The analysis is provided as an indicator of the sensitivity of net interest income to the modeled deposit run-off assumption. It is not meant to reflect management's expectation or best estimate. Actual run-off results may vary from those reflected. The analysis also does not capture possible regulatory impacts, including proposed liquidity requirements, which could impact pricing and deposit products offered and how interest rate risk is managed.

	+200 Basis Points
(in millions)	Estimated Annual Change
March 31, 2014	Amount	%
Incremental Average Decrease in Noninterest-bearing Deposit Balances:
$1 billion	$202	12%
$3 billion	180	11
Sensitivity of Economic Value of Equity to Changes in Interest Rates
In addition to the simulation analysis on net interest income, an economic value of equity analysis provides an alternative view of the interest rate risk position. The economic value of equity is the difference between the estimate of the economic value of the Corporation's financial assets, liabilities and off-balance sheet instruments, derived through discounting cash flows based on actual rates at the end of the period and the estimated economic value after applying the estimated impact of rate movements. The economic value of equity analysis is based on an immediate parallel 200 basis point increase and 25 basis point decrease in interest rates.
The table below, as of March 31, 2014 and December 31, 2013, displays the estimated impact on the economic value of equity from the interest rate scenario described above.

	March 31, 2014		December 31, 2013
(in millions)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$653	6%	$670	6%
-25 basis points (to zero percent)	(180)	(2)	(164)	(1)
The change in the sensitivity of the economic value of equity to a 200 basis point parallel increase in rates between December 31, 2013 and March 31, 2014 was primarily driven by changes in market interest rates at the middle to long end of the curve, which most significantly impact the value of deposits without a stated maturity.
Wholesale Funding
The Corporation may access the purchased funds market when necessary, which includes foreign office time deposits and short-term borrowings. Capacity for incremental purchased funds at March 31, 2014 included the ability to purchase federal funds, sell securities under agreements to repurchase, as well as issue deposits to institutional investors and issue certificates of deposit through brokers. Purchased funds totaled $629 million at March 31, 2014, compared to $602 million at December 31, 2013. At March 31, 2014, the Bank had pledged loans totaling $25 billion which provided for up to $20 billion of available collateralized borrowing with the FRB.
The Bank is a member of the Federal Home Loan Bank of Dallas, Texas (FHLB), which provides short- and long-term funding to its members through advances collateralized by real estate-related assets. Actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. At March 31, 2014, $14 billion of real estate-related loans were pledged to the FHLB as blanket collateral for current and potential future borrowings. As of March 31, 2014, the Corporation had $1.0 billion of outstanding borrowings from the FHLB maturing in May 2014.
Additionally, the Bank had the ability to issue up to $15.0 billion of debt at March 31, 2014 under an existing $15 billion medium-term senior note program which allows the issuance of debt with maturities between three months and 30 years. The Corporation also maintains a shelf registration statement with the Securities and Exchange Commission from which it may issue debt and/or equity securities.
The Federal Reserve completed its 2014 CCAR review in March 2014 and did not object to Comerica's capital plan and capital distributions contemplated in the plan. Comerica's capital plan includes the authority to fully redeem $150 million par value of subordinated notes due 2024. The notes are callable at par on or after July 15, 2014 and were recorded at a carrying value of $183 million at March 31, 2014.
Further information regarding the Corporation's medium- and long-term debt is provided in Note 7 to these unaudited financial statements.
The ability of the Corporation and the Bank to raise funds at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital and earnings of the Corporation and the Bank. As of March 31, 2014, the four major rating agencies had assigned the following ratings to long-term senior unsecured obligations of the Corporation and the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Comerica Incorporated		Comerica Bank
March 31, 2014	Rating	Outlook	Rating	Outlook
Standard and Poor’s	A-	Stable	A	Stable
Moody’s Investors Service	A3	Stable	A2	Stable
Fitch Ratings	A	Stable	A	Stable
DBRS	A	Stable	A (High)	Stable
The Corporation satisfies liquidity requirements with either liquid assets or various funding sources. Liquid assets, which totaled $11.9 billion at March 31, 2014, compared to $12.6 billion at December 31, 2013, provide a reservoir of liquidity. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks, other short-term investments and unencumbered investment securities available-for-sale. At March 31, 2014, the Corporation held excess liquidity, represented by $4.3 billion deposited with the FRB, compared to $5.2 billion at December 31, 2013.
CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements are prepared based on the application of accounting policies, the most significant of which are described in Note 1 to the consolidated financial statements included in the Corporation's 2013 Annual Report. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Corporation’s future financial condition and results of operations. At December 31, 2013, the most critical of these significant accounting policies were the policies related to the allowance for credit losses, valuation methodologies, goodwill, pension plan accounting and income taxes. These policies were reviewed with the Audit Committee of the Corporation’s Board of Directors and are discussed more fully on pages F-41 through F-46 in the Corporation's 2013 Annual Report. As of the date of this report, the Corporation does not believe there are any material changes in the nature or categories of the critical accounting policies or estimates and assumptions from those discussed in the Corporation's 2013 Annual Report.

SUPPLEMENTAL FINANCIAL DATA
The following table provides a reconciliation of non-GAAP financial measures used in this financial review with financial measures defined by GAAP.

(dollar amounts in millions)	March 31, 2014	December 31, 2013
Tier 1 Common Capital Ratio:
Tier 1 and Tier 1 common capital (a) (b)	$6,961	$6,895
Risk-weighted assets (a) (b)	66,051	64,825
Tier 1 and Tier 1 common risk-based capital ratio (b)	10.54%	10.64%
Basel III Common Equity Tier 1 Capital Ratio:
Tier 1 common capital (b)	$6,961	$6,895
Basel III adjustments (c)	(3)	(6)
Basel III common equity Tier 1 capital (c)	$6,958	$6,889
Risk-weighted assets (a) (b)	$66,051	$64,825
Basel III adjustments (c)	1,603	1,754
Basel III risk-weighted assets (c)	$67,654	$66,579
Tier 1 common capital ratio (b)	10.5%	10.6%
Basel III common equity Tier 1 capital ratio (c)	10.3	10.3
Tangible Common Equity Ratio:
Common shareholders' equity	$7,283	$7,153
Less:
Goodwill	635	635
Other intangible assets	16	17
Tangible common equity	$6,632	$6,501
Total assets	$65,681	$65,227
Less:
Goodwill	635	635
Other intangible assets	16	17
Tangible assets	$65,030	$64,575
Common equity ratio	11.09%	10.97%
Tangible common equity ratio	10.20	10.07
Tangible Common Equity per Share of Common Stock:
Common shareholders' equity	$7,283	$7,153
Tangible common equity	6,632	6,501
Shares of common stock outstanding (in millions)	182	182
Common shareholders' equity per share of common stock	$40.09	$39.23
Tangible common equity per share of common stock	36.50	35.65

(a)	Tier 1 capital and risk-weighted assets as defined by regulation.

(b)	March 31, 2014 Tier 1 capital and risk-weighted-assets are estimated.

(c)	Estimated ratios based on the standardized approach in the final rule for the U.S. adoption of the Basel III regulatory capital framework, excluding most elements of AOCI.
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
ITEM 1A. Risk Factors
There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2013 in response to Part I, Item 1A. of such Form 10-K. Such risk factors are incorporated herein by reference.

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

10.2†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2014 version) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated January 21, 2014, and incorporated herein by reference).

10.3†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated January 21, 2014, and incorporated herein by reference).

10.4†
Restrictive Covenants and General Release Agreement by and between J. Michael Fulton and Comerica Incorporated dated April 3, 2014 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 3, 2014, and incorporated herein by reference).

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
Date: April 29, 2014

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

10.2†
Form of Standard Comerica Incorporated Restricted Stock Award Agreement (non-cliff vesting) under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (2014 version) (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated January 21, 2014, and incorporated herein by reference).

10.3†
Form of Standard Comerica Incorporated Senior Executive Long-Term Performance Restricted Stock Unit Award Agreement under the Amended and Restated Comerica Incorporated 2006 Long-Term Incentive Plan (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated January 21, 2014, and incorporated herein by reference).

10.4†
Restrictive Covenants and General Release Agreement by and between J. Michael Fulton and Comerica Incorporated dated April 3, 2014 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 3, 2014, and incorporated herein by reference).

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

101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.